Form 10-K
period 1994-01-02
JOHNSON & JOHNSON
filed 1994-04-01
CIK 200406

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1994        Commission file number 1-3215

                        J O H N S O N  &  J O H N S O N

             (Exact name of registrant as specified in its charter)

                  New Jersey                              22-1024240
                  (State of                            (I.R.S. Employer
                Incorporation)                       Identification No.)

         One Johnson & Johnson Plaza
           New Brunswick, New Jersey                        08933
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (908) 524-0400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                      Name of each exchange on
            Title of each class                           which registered
            -------------------                       ------------------------
        Common Stock, Par Value $1.00                 New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----       ----

      The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1994 was approximately $23.6 billion.

     On March 1, 1994 there were 643,161,600 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:       Portions of registrant's annual report to stockholders
                      for fiscal year 1993.

Part III: Portions of registrant's proxy statement for its 1994 annual meeting of stockholders.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   / X /
================================================================================

                                    PART I

    Item                                                                               Page
    ----                                                                              -----
                    1.  Business................................................        2
                                 General........................................        2
                                 Segments of Business; Geographic Areas.........        2
                                 Consumer.......................................        2
                                 Pharmaceutical.................................        3
                                 Professional...................................        3
                                 International..................................        3
                                 Raw Materials..................................        3
                                 Patents and Trademarks.........................        4
                                 Seasonality....................................        4
                                 Competition....................................        4
                                 Research.......................................        4
                                 Environment....................................        4
                                 Regulation.....................................        5
                    2.  Properties..............................................        6
                    3.  Legal Proceedings.......................................        7
                    4.  Submission of Matters to a Vote of Security Holders.....        7
                    Executive Officers of the Registrant........................        7

                                    PART II

                    5.  Market for Registrant's Common Equity and Related
                         Stockholder Matters....................................        9
                    6.  Selected Financial Data.................................        9
                    7.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations....................        9
                    8.  Financial Statements and Supplementary Data.............        9
                    9.  Disagreements on Accounting and Financial Disclosure....        9

                                   PART III

                    10. Directors and Executive Officers of the Registrant......        9
                    11. Executive Compensation..................................       10
                    12. Security Ownership of Certain Beneficial Owners
                         and Management.........................................       10
                    13. Certain Relationships and Related Transactions..........       10

                                    PART IV

                    14. Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K...........................................        10
                    Signatures..................................................       17
                    Independent Auditor's Report and Consent....................       19
                    Exhibit Index...............................................       20

     Form 10-Q Quarterly Reports Available. A copy of Johnson & Johnson's Quarterly Report on Form 10-Q for any of the first three quarters of the current fiscal year, without exhibits, will be provided without charge to any stockholder submitting a written request to the Vice President, Finance at the principal executive offices of the company. Each report will be available about 45 days after the end of the quarter to which it relates.

                                     PART I

Item 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 81,600 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being.

     Johnson & Johnson is organized on the principles of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations of Johnson & Johnson. In addition, three Executive Committee members are Chairmen of Sector Operating Committees, which are comprised of managers who represent key operations within the sector, as well as management expertise in other specialized functions. These Committees oversee and coordinate the activities of domestic and international companies related to each of the consumer, pharmaceutical, professional and diagnostic businesses. Operating management of each company is headed by a President, General Manager or Managing Director who reports directly or through a Company Group Chairman. In line with this policy of decentralization, each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. The narrative and tabular (but not the graphic) descriptions of segments and geographic categories captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 26 through 28 and 41 of Johnson & Johnson's annual report to stockholders for fiscal year 1993 are incorporated herein by reference thereto.

CONSUMER

     The Consumer segment's principal products are toiletries and hygienic products, including dental and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult incontinence products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; 'o.b.' Tampons; CLEAN & CLEAR Skin Care Products; SHOWER TO SHOWER toiletries products; STAYFREE and SURE & NATURAL sanitary protection products; IMODIUM A-D, an antidiarrheal; JOHNSON'S baby products; MONISTAT 7, an over-the counter remedy for vaginal yeast infections; MYLANTA gastrointestinal products from the Johnson & Johnson and Merck & Co., Inc. joint venture; PEDIACARE children's cold and allergy medications; PENATEN and NATUSAN baby toiletries; PIZ BUIN and SUNDOWN sun care products; PREVENT and REACH toothbrushes; SERENITY incontinence products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy and asthma, antifungal, central nervous system, contraceptive, dermatology, gastrointestinal, immunobiology and biotech fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC, a transdermal patch for chronic pain; EPREX (sold in the U.S. as PROCRIT), a biotechnology derived version of the human hormone erythropoietin, which stimulates red blood cell production; ERGAMISOL, a colon cancer drug; FLOXIN, an antibacterial; HISMANAL, the once-a-day less sedating antihistamine; IMODIUM, an antidiarrheal; LEUSTATIN, for hairy cell leukemia; MOTILIUM, a gastrointestinal mobilizer; NIZORAL, SPORANOX and TERAZOL, antifungals; ORTHOCLONE OKT-3, for reversing the rejection of kidney transplants; ORTHO-NOVUM group of oral contraceptives; PREPULSID (sold in the U.S. as PROPULSID), a gastrointestinal prokinetic; and RETIN-A, a dermatological cream for acne.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, less-invasive surgical instruments, dental products, diagnostic products, medical equipment and devices, ophthalmic products, surgical instruments, joint replacements and products for wound management and infection prevention. These products are used principally in the professional fields by physicians, dentists, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries manufacturing in 43 countries outside the United States and selling in most countries of the world. The products made and sold in the international business include many of those described above under "Business--Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

     Investments and activities in some countries outside the United States are subject to higher risks than comparable domestic activities because the investment and commercial climate is influenced by restrictive economic policies and political uncertainties.

RAW MATERIALS

     Raw materials essential to Johnson & Johnson's business are generally readily available from multiple sources.

PATENTS AND TRADEMARKS

     Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. However, it is believed that no single patent or related group of patents is material in relation to Johnson & Johnson as a whole.

     Johnson & Johnson has made a practice of selling its products under trademarks and of obtaining protection for these trademarks by all available means. Johnson & Johnson's major trademarks are protected by registration in the United States and other countries where its products are marketed. Johnson & Johnson considers these trademarks in the aggregate to be of material importance in the operation of its business.

SEASONALITY

     Worldwide sales do not reflect any significant degree of seasonality; however spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research grants.

COMPETITION

     In each of its segments, Johnson & Johnson companies compete with companies both large and small, located in the United States and abroad. Competition is strong in all segments without regard to the number and size of the competing companies involved. Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to Johnson & Johnson's success in all areas of its business. This competitive environment requires substantial investments in continuing research and in multiple sales forces. In addition, the winning and retention of customer acceptance of Johnson & Johnson's consumer products involve heavy expenditures for advertising, promotion and selling.

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Switzerland, the United Kingdom and Germany. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $1,182; $1,127 and $980 million for fiscal years 1993, 1992 and 1991, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

ENVIRONMENT

    During the past year Johnson & Johnson was subject to a variety of Federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson's compliance with these requirements did not and is not expected to have a material effect upon its capital expenditures, earnings or competitive position.

REGULATION

     Most of Johnson & Johnson's business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the Food and Drug Administration (the "FDA") continues to result in increases in the amounts of time, testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. In addition, reapproval and reporting requirements with respect to broad classes of medical devices and diagnostics may result in an increase in the expense required to maintain some existing products on the market. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems.

     The costs of human health care have been and continue to be a subject of study and investigation by governmental agencies and legislative bodies in the United States and other countries; most recently in the United States by the Administration's health reform task force. In the United States, attention has been focused on drug prices and profits and programs to encourage doctors to write prescriptions that can or must be filled with generic substitutes rather than with drugs bearing a specified trademark. It is likely that increased attention will be paid to drug pricing and appropriate drug utilization. For example, the 1990 Omnibus Budget Reconciliation Act included a provision requiring pharmaceutical companies to rebate to states a portion of the revenues from pharmaceutical products dispensed to state Medicaid recipients. The Veterans Health Care Act of 1992 granted state and local facilities receiving Public Health Service Funds the right to purchase drugs at Medicaid prices. The same Act mandated discount prices for drug sales to the Department of Veterans Affairs and other Federal Supply Schedule purchasers.

     Further, the Federal government has established a diagnosis related group ("DRG") payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles an institution to a fixed amount (based on discharge diagnosis) for operating costs incurred in treatment of each Medicare or Medicaid beneficiary. Under prior law, payments for such services had been predicated almost entirely on reimbursement of the allowable historical costs of the individual hospital or health care facility providing the services. The DRG payment system has resulted in increased incentives for health care facilities to limit or control expenditures for many of the products sold by Johnson & Johnson. Johnson & Johnson encounters regulations and legislation similar to the foregoing in most of the countries where it does business.

     The regulatory agencies under whose purview Johnson & Johnson operates have administrative powers that may subject Johnson & Johnson to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases Johnson & Johnson may deem it advisable to initiate product recalls voluntarily.

Item 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 163 manufacturing facilities occupying approximately 15 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                            Square Feet
        Segment                                            (in thousands)
        -------                                            --------------

        Consumer......................................         6,223
        Pharmaceutical................................         2,730
        Professional..................................         6,583
                                                              ------
              Worldwide total.........................        15,536
                                                              ======


     Within the United States, 12 facilities are used by the Consumer segment, 8 by the Pharmaceutical segment and 46 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                Number of    Square Feet
        Geographic Area                        Facilities   (in thousands)
        ---------------                        ----------   --------------

        United States.......................       61          7,605
        Europe..............................       43          3,572
        Western Hemisphere excluding U.S.A..       20          2,345
        Africa, Asia and Pacific............       39          2,014
                                                  ---         ------
              Worldwide total...............      163         15,536
                                                  ===         ======

     In addition to the manufacturing facilities discussed above, Johnson & Johnson maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed under "Business--Research."

     Johnson & Johnson generally seeks to own its manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

     Johnson & Johnson's properties are maintained in good operating condition and repair and are well utilized.

     For information regarding lease obligations see Note 9 under "Johnson & Johnson and Subsidiaries--Notes to Consolidated Financial Statements" on page 34 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 41 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

Item 3.  LEGAL PROCEEDINGS

     The information set forth in Note 19 "Pending Legal Proceedings" on page 39 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993 is incorporated herein by reference.

     The Company or its subsidiaries are parties to a number of administrative and judicial environmental proceedings, including proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state laws. The primary relief sought in these proceedings is the cost of past and future remediation. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on the operations or financal position of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 15, 1994, each of whom has been an employee of the Company or its affiliates during the past five years, except as otherwise noted. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Stockholders executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated by reference to pages 2 through 7 of Johnson & Johnson's Proxy Statement dated March 10, l994.

         Name                 Age                      Position
         ----                 ---                      --------
    Robert E. Campbell         60             Vice-Chairman, Board of
                                                   Directors; Chairman, Professional
                                                   Sector Operating Committee; Member,
                                                   Executive Committee


    Roger S. Fine              51             Member, Executive Committee;
                                                   Vice President, Administration (a)


    George S. Frazza           60             Member, Executive Committee;
                                                   Vice President, General Counsel


    Clark H. Johnson           58             Member, Executive Committee;
                                                   Vice President, Finance


    Ralph S. Larsen            55             Chairman, Board of Directors
                                                   and Chief Executive Officer;
                                                   Chairman, Executive Committee


    Peter N. Larson            54             Chairman, Consumer Sector Operating
                                                   Committee; Member, Executive
                                                   Committee (b)


    Robert N. Wilson           53             Vice-Chairman, Board of Directors;
                                                   Chairman, Pharmaceutical Sector
                                                   Operating Committee; Member,
                                                   Executive Committee




_________________

(a) Mr. R. S. Fine joined the Company in 1974 and became Assistant General Counsel in 1978 and Associate General Counsel in 1984. He became a Member of the Executive Committee and Vice President, Administration in 1991.

(b) Mr. P. N. Larson joined the Company in 1991 as a Company Group Chairman. He became Chairman of a Sector Operating Committee and a Member of the Executive Committee in 1992. Prior to joining the Company in 1991, Mr.
       P. N. Larson was a member of a partnership managing consumer businesses. He had previously been employed by Kimberly-Clark Corporation since 1978 in a variety of assignments, including President of their Health Care Sector and member of their Board of Directors.

                                    PART II



Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices and Cash Dividends Paid " on page 24 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

Item 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1983-1993" on page 42 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview, Sales and Earnings, Costs and Expenses, Liquidity and Capital Resources and Changing Prices and Inflation" on pages 23 through 25, of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Independent Auditor's Report", on pages 29 through 40 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers is presented at the end of
Part I hereof. Information with respect to directors is incorporated herein by reference to the material captioned "Election of Directors--Nominees" on pages 2 through 7 of Johnson & Johnson's proxy statement dated March 10, 1994.

Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Directors' Fees, Committees and Meetings" and "Executive Compensation" on pages 8 and 13 through 16 of Johnson & Johnson's proxy statement dated March 10, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned " Information--Principal Stockholder" and "Election of Directors--Nominees and Stock Ownership/Control" on pages 2 through 8 of Johnson & Johnson's proxy statement dated March 10, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

            The financial statements to be included in this report are incorporated in Part II, Item 8 hereof by reference to Johnson & Johnson's Annual Report to Stockholders for fiscal year 1993.

         2.  Financial Statement Schedules

               V   Property, Plant and Equipment

              VI   Accumulated Depreciation of Property, Plant and Equipment

            VIII   Reserves

              IX   Short Term Borrowings

               X   Supplementary Income Statement Information

            Schedules other than those listed above are omitted because they are not required or are not applicable.

         3.  Exhibits Required to be Filed by Item 601 of Regulation S-K

            The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

     (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                       JOHNSON & JOHNSON AND SUBSIDIARIES
                    SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
   Fiscal Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                             (Dollars in Millions)




                                           Balance at                Retirements    Other Changes      Balance
                                           Beginning    Additions     Or Sales     ---------------     at End
                 Classification            of Period     At Cost      (Note A)     Debit    Credit    of Period
                 --------------            ---------     -------      --------     -----    ------    ---------
1993
- ----
    Land and land improvements                $  262          23             4                   2(C)       276
                                                                                                 3(D)

    Buildings and building equipment           2,226         255            56         7(B)      49(D)    2,389
                                                                                       6(C)

    Machinery and equipment                    3,143         697           323         8(B)      4(C)     3,454
                                                                                                67(D)

    Construction in progress                     672           -             1                   7(D)       664
                                              ------       -----           ---        --       ---        -----
                                              $6,303         975           384        21       132        6,783
                                              ======       =====           ===        ==       ===        =====

1992
- ----
    Land and land improvements                $  245          24             2         1(C)      6(D)       262

    Buildings and building equipment           2,049         309            59                  65(D)     2,226
                                                                                                 8(C)

    Machinery and equipment                    2,762         721           256         6(C)     93(D)     3,143
                                                                                       3(B)

    Construction in progress                     635          49             -         1(C)     13(D)       672
                                              ------       -----           ---        --       ---        -----
                                              $5,691       1,103           317        11       185        6,303
                                              ======       =====           ===        ==       ===        =====

1991
- ----
    Land and land improvements                $  245          14            14         1(D)      1(C)       245

    Buildings and building equipment           1,890         238            79         1(C)      1(D)     2,049

    Machinery and equipment                    2,474         588           302         3(B)      1(C)     2,762

    Construction in progress                     489         147             -         1(C)      2(D)       635
                                              ------       -----           ---        --       ---        -----
                                              $5,098         987           395         6         5        5,691
                                              ======       =====           ===        ==       ===        =====



      Note A - Includes write-off of fully depreciated assets.
      Note B - Represents assets of companies acquired during the period. Note C - Represents transfers between account classifications.
      Note D - Represents the cumulative currency translation adjustment.

                       JOHNSON & JOHNSON AND SUBSIDIARIES
                      SCHEDULE VI-ACCUMULATED DEPRECIATION
                        OF PROPERTY, PLANT AND EQUIPMENT
   Fiscal Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                             (Dollars in Millions)



                                                                    Deductions
                                                                      from
                                                                     Reserve
                                                        Additions  ------------
                                                        Charged    Retirements,
                                           Balance at   to Costs   Renewals and      Other Changes     Balance
                                           Beginning      and      Replacements     ----------------   at End
            Classification                 of Period    Expenses     (Note A)       Debit     Credit  of Period
            --------------                 ---------    --------    ----------      -----     ------  ---------
1993
- ----
    Land and land improvements                $   52           5            16                               41

    Buildings and building equipment             754         106            36         17(C)       1(B)     808

                                                                                        1(B)
    Machinery and equipment                    1,382         442           266         29(C)              1,528
                                              ------         ---           ---         --        ---      -----
                                              $2,188         553           318         47          1      2,377
                                              ======         ===           ===         ==        ===      =====




1992
- ----
    Land and land improvements                $   35          20             2          1(C)                 52

    Buildings and building equipment             714         101            45         20(C)       4(B)     754

                                                                                        4(B)
    Machinery and equipment                    1,275         378           224         43(C)              1,382
                                              ------         ---           ---         --        ---      -----
                                              $2,024         499           271         68          4      2,188
                                              ======         ===           ===         ==        ===      =====


1991
- ----
    Land and land improvements                $   34           4             3                               35

                                                                                                   1(B)
    Buildings and building equipment             650          94            32                     1(C)     714

    Machinery and equipment                    1,167         340           234          1(B)       3(C)   1,275
                                              ------         ---           ---         --        ---      -----
                                              $1,851         438           269          1          5      2,024
                                              ======         ===           ===         ==        ===      =====



      Note A - Includes write-off of fully depreciated assets.
      Note B - Represents transfers between account classifications.
      Note C - Represents the cumulative currency translation adjustment.

     The following estimated useful lives have been used as a basis for the calculation of depreciation on the significant portions of the respective classes of assets:


                                                                          Years
                                                                       -----------
      Land improvements......................................            5 to 40

      Buildings and building equipment.......................           10 to 50

      Machinery and equipment................................            3 to 15

      Furniture and fixtures.................................            5 to 12



     The cost of improvements to leased properties is written off over the terms of the respective leases or useful lives, whichever is shorter.

     The cost of maintenance, repairs, and renewals is charged against income in the year in which incurred, while the cost of betterments and replacements is capitalized by charges to the respective asset accounts.

     Upon retirement or other disposal of fixed assets, the cost and related amount of accumulated depreciation or amortization are eliminated from the asset and reserve accounts respectively. The difference, if any, between the net asset value and the proceeds is adjusted to income. The cost of assets still in use which have been fully depreciated is eliminated from the asset and related reserve accounts.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                            SCHEDULE VIII - RESERVES

   Fiscal Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                             (Dollars in Millions)




                                              Additions(1)
                                               Charged
                                  Balance at   to Costs           Deductions from Reserves          Balance
                                  Beginning      and             ----------------------------       at End
                                  of Period    Expenses          Description           Amount      of Period
                                  ---------    --------          -----------           ------      ---------
1993
- ----
Reserves deducted from
  accounts receivable, trade

    Reserve for doubtful
        accounts                      $ 57           26      Write-offs less recoveries    24
                                                             Currency adjustments           3             56
    Reserve for customer
        rebates                         60          406      Customer rebates allowed     379             87

    Reserve for cash
        discounts                       26          245      Cash discounts allowed       244             27
                                      ----          ---                                   ---            ---
                                      $143          677                                   650            170
                                      ====          ===                                   ===            ===

1992
- ----
Reserves deducted from
  accounts receivable, trade

    Reserve for doubtful
        accounts                      $ 58           23      Write-offs less recoveries    20
                                                             Currency adjustments           4             57
    Reserve for customer
        rebates                         51          343      Customer rebates allowed     334             60

    Reserve for cash
        discounts                       27          232      Cash discounts allowed       233             26
                                      ----          ---                                   ---            ---
                                      $136          598                                   591            143
                                      ====          ===                                   ===            ===

1991
- ----
Reserves deducted from
  accounts receivable, trade

    Reserve for doubtful
        accounts                      $ 52           16      Write-offs less recoveries    10             58

    Reserve for customer                                     Customer rebates allowed     340
        rebates                         49          341      Currency adjustments          (1)            51

    Reserve for cash                                         Cash discounts allowed       225
        discounts                       23          226      Currency adjustments          (3)            27
                                      ----          ---                                   ---            ---
                                      $124          583                                   571            136
                                      ====          ===                                   ===            ===


(1) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.
q

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                      SCHEDULE IX - SHORT TERM BORROWINGS

   Fiscal Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                             (Dollars in Millions)


                                                Weighted                                          Weighted
                                  Balance        Average          Maximum        Average           Average
                                    at        Interest Rate        Amount         Amount         Interest Rate
Category                         Year-End      At Year-End      Outstanding    Outstanding(B)    During Year(C)
- --------                         --------      -----------      -----------    --------------    --------------
1993
- ----
Commercial Paper                   $  126              3.2%          $  448               274               3.2%
Notes Payable (A)                     436              8.2%             436               296               9.3%
                                   ------                            ------            ------
     Total                         $  562              7.1%          $  884               570               6.4%
                                   ======                            ======            ======


1992
- ----
Commercial Paper                  $   263              3.4%          $  644               307               4.1%
Notes Payable (A)                     327             12.4%             393               330              13.8%
                                   ------                            ------            ------
     Total                        $   590              8.5%          $1,037               637               9.1%
                                  =======                            ======            ======


1991
- ----
Commercial Paper                   $   65              4.2%          $  347                85               6.5%
Notes Payable (A)                     393             10.9%             408               377              10.3%
                                   ------                            ------            ------
     Total                         $  458              9.9%          $  755               462               9.6%
                                   ======                            ======            ======





Note A - Consists primarily of international notes payable to banks.
Note B - Reflects five quarter average balance.
Note C - Reflects five quarter average balance and related interest expense for the year.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Fiscal Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                             (Dollars in Millions)


                                                      Charges to Costs and Expenses
                                                     --------------------------------
                                                     1993          1992          1991
                                                     ----          ----          ----
Maintenance and repairs                              $202          $210          $203

Depreciation of property                              553           499           438

Advertising media costs                               753           694           675

Royalties Expense                                     165           132           106

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 1994                            JOHNSON & JOHNSON
                                      -----------------------------------------
                                                    (Registrant)


                                   By             /S/ R. S. Larsen
                                      -----------------------------------------
                                      R. S. Larsen, Chairman, Board of Directors
                                             and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                       Date
        ---------                       -----                       ----
   /S/ R. S. Larsen                    Chairman,
- ---------------------------      Board of Directors and
       R. S. Larsen                 Chief Executive
                                 Officer, and Director
                                      (Principal
                                  Executive Officer)
                                                                March 28, 1994

   /S/ C. H. Johnson             Vice President-Finance
- --------------------------           and Director
       C. H. Johnson              (Principal Financial
                                        Officer)
                                                                March 31, 1994

   /S/ A. W. Roulston                Controller                 March 28, 1994
- --------------------------
       A. W. Roulston


   /S/ J. W. Black                   Director                   March 29, 1994
- --------------------------
       J. W. Black


   /S/ G. N. Burrow                  Director                   March 29, 1994
- --------------------------
       G. N. Burrow


   /S/ R. E. Campbell                Director                   March 28, 1994
- --------------------------
       R. E. Campbell


   /S/ J. G. Cooney                  Director                   March 29, 1994
- --------------------------
       J. G. Cooney

     Signature                        Title                         Date
     ---------                        -----                         ----
   /s/ P.M. Hawley                   Director                   March 28, 1994
- --------------------------
       P. M. Hawley


                                     Director                   March   , 1994
- --------------------------
       A. D. Jordan


   /s/ A. G. Langbo                  Director                   March 29, 1994
- --------------------------
       A. G. Langbo


                                     Director                   March   , 1994
- -------------------------
       J. S. Mayo


   /s/ T. S. Murphy                  Director                   March 28, 1994
- --------------------------
       T. S. Murphy


   /s/ P. J. Rizzo                   Director                   March 29, 1994
- --------------------------
       P. J. Rizzo

   /s/ M. F. Singer                  Director                   March 28, 1994
- ---------------------------
       M. F. Singer


   /s/ R. B. Smith                   Director                   March 30, 1994
- --------------------------
       R. B. Smith


   /s/ R. N. Wilson                  Director                   March 28, 1994
- --------------------------
       R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Johnson & Johnson:


     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1993 Annual Report to Stockholders and appears on page 40 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                               COOPERS & LYBRAND

New York, New York
January 31, 1994





                        CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation by reference in Registration Statements No. 33-52260, 33-40294, 33-40295, 33-32875, 2-67443, 2-77153,
2-78905 and 33-7634 on Form S-8 and No. 33-47424 and 33-37040 on Form S-3 and
related Prospectuses of our report dated January 31, 1994 on our audits of the consolidated financial statements and financial statement schedules of Johnson & Johnson and subsidiaries as of January 2, 1994 and January 3, 1993, and for each of the three years in the period ended January 2, 1994, which reports are included or incorporated by reference in this Annual Report on Form 10-K.



                                                               COOPERS & LYBRAND

New York, New York
January 31, 1994

EXHIBIT INDEX


      Reg. S-K
    Exhibit Table                          Description
      Item No.                             of Exhibit
    -------------                          -----------
         3(a) Certificate of Amendment to the Restated Certificate of Incorporation of the Company and Restated Certificate of Incorporation, dated May 20, 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

         3(b) By-Laws of the Company, as amended April 26, 1990 -- Incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

        10(a) 1991 Stock Option Plan -- Incorporated by reference to Registration Statement No. 33-40294, Exhibit 4(a).*

        10(b) 1986 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(c) 1981 Incentive Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(d) 1980 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(e) 1991 Stock Compensation Plan -- Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(f) 1986 Stock Compensation Plan -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*


        10(g) Domestic Deferred Compensation Plan -- Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(h) Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        10(i) Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

        11           -Calculation of Earnings Per Share -- Filed with this
                      document.


        12           -Statement of Computation of Ratio of Earnings to Fixed
                      Charges -- Filed with this document.

        13           -Annual report to stockholders for fiscal year 1993 (only
                      those portions incorporated by reference in this document are deemed "filed") -- Filed with this document.

        21           -Subsidiaries -- Filed with this document.

        28           -Form 11-K for the Johnson & Johnson Savings Plan to be
                      filed on or before June 30, 1994.


        * Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

     A copy of any of the exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.