Form 10-Q
period 1994-03-30
JOHNSON & JOHNSON
filed 1994-05-13
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 3, 1994

                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from               to

- -----------------------------------------------------------------

                       Commission file number 1-3215


                              JOHNSON & JOHNSON
          (Exact name of registrant as specified in its charter)


                NEW JERSEY                     22-1024240
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)


                     New Brunswick, New Jersey  08933
       (Address of principal executive offices, including zip code)

                               908-524-0400
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On April 29, 1994, 643,188,466 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     April 3, 1994 and January 2, 1994                     3


   Consolidated Statement of Earnings for the
     Three Months Ended April 3, 1994 and
      April 4, 1993                                        5


   Consolidated Statement of Cash Flows
     for the Three Months Ended April 3, 1994
     and April 4, 1993                                     6


   Notes to Consolidated Financial Statements              7


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           10


   Signatures                                             13





Part II - Other Information


   Items 1 through 6 are not applicable

    Exhibit Index                                         14

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        April 3,     January 2,
                                          1994          1994
Current Assets:

   Cash and cash equivalents          $   334           372

   Marketable securities (Note 2)          99           104

   Accounts receivable, trade, less
  allowances $210 (1993 - $170)         2,296         2,107

   Inventories (Note 4)                 1,834         1,717

   Deferred taxes on income               429           399

   Prepaid expenses and other
  receivables                             675           518

        Total current assets            5,667         5,217

Marketable securities, non-current,
  at cost, which approximates market
  value                                   437           437

Property, plant and equipment, at cost  6,985         6,783

    Less accumulated depreciation and
    amortization                        2,567         2,377

                                                      4,418              4,406

Intangible assets, net (Note 5)           969           925

Deferred taxes on income                  476           484

Other assets (Note 2)                     859           773

        Total Assets                 $ 12,826        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       April 3,      January 2,
                                          1994          1994
Current Liabilities:

   Loans and notes payable            $   696           915

   Accounts payable                       762           901

   Accrued liabilities                  1,460         1,283

   Taxes on income                        228           113

       Total current liabilities        3,146         3,212

Long-term debt                          1,505         1,493

Deferred tax liability                    129           122

Certificates of extra compensation         81            91

Other liabilities                       1,873         1,756

Stockholders' equity
   Preferred stock - without par
  value (authorized and unissued
  2,000,000 shares)                         -             -

   Common stock - par value $1.00
   per share (authorized 1,080,000,000
   shares; issued 767,390,000 and
   767,372,000 shares)                    767           767

   Note receivable from employee stock
     ownership plan                       (74)          (84)

   Cumulative currency translation
   adjustments                           (212)         (338)

   Retained earnings (Note 2)           8,112         7,727

                                                      8,593              8,072
     Less common stock held in treasury,
    at cost (124,388,000 & 124,391,000
    shares)                             2,501         2,504

     Total stockholders' equity         6,092         5,568

     Total liabilities and stockholders'
    equity                            $12,826        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            April 3, Percent   April 4,  Percent
                              1994   to Sales    1993    to Sales



Sales to customers (Note 6) $3,690    100.0     3,560     100.0

Cost of products sold        1,181     32.0     1,163      32.7

Selling, marketing and
  administrative expenses    1,480     40.1     1,436      40.3

Research expense               289      7.8       281       7.9

Other income                  (22)      (.6)     (31)       (.9)

                             2,928      79.3    2,849       80.0

Earnings before interest and
  taxes on income              762     20.7       711      20.0

Interest income                 10       .2        20        .6

Interest expense, net of
 portion capitalized          (36)     (1.0)     (31)       (.9)



Earnings before provision
  for taxes on income          736     19.9       700      19.7

Provision for taxes on
  income (Note 3)              192      5.2       197       5.6


NET EARNINGS                $  544     14.7       503      14.1


NET EARNINGS PER SHARE       $  .85                .77

CASH DIVIDENDS PER SHARE     $  .26                .23

AVG. SHARES OUTSTANDING       643.1              655.4



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                             Fiscal Quarter Ended
                                             April 3,   April 4,
                                               1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $  544      503
  Adjustments to reconcile net earnings to
    cash flows from operating activities:
    Depreciation and amortization of
      property and intangibles                  175      158
    Increase in accounts receivable, trade,
      less allowances                          (141)         (233)
    Increase in inventories                     (68)     (58)
    Changes in other assets and liabilities      45      (79)

    NET CASH FLOWS FROM OPERATING ACTIVITIES    555      291

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (141)    (187)
    Proceeds from the disposal of assets         18       11
    Acquisition of businesses, net of cash
      acquired                                    -      (19)
    Other, principally marketable securities    (76)      16

    NET CASH USED BY INVESTING ACTIVITIES      (199)    (179)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (167)    (151)
    Repurchase of common stock                  (34)     (21)
    Proceeds from short-term debt               152       69
    Retirement of short-term debt              (333)    (326)
    Proceeds from long-term debt                  8       55
    Retirement of long-term debt                (46)      (1)
    Proceeds from the exercise of stock
     options                                     15        8

    NET CASH USED BY FINANCING
     ACTIVITIES                                (405)    (367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           11       (2)

DECREASE IN CASH AND CASH EQUIVALENTS           (38)    (257)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  372      745

CASH AND CASH EQUIVALENTS, END OF PERIOD    $   334      488


              See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 1994. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period.

NOTE 2 - ADOPTION OF SFAS NO. 115 - Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments subject to this standard are required to be carried at fair value, unless they are held to maturity. There was no effect on income as a result of adopting SFAS No. 115.
   The fair value of investment securities subject to the provisions of SFAS No. 115, totaled $209 million at April 3, 1994, which exceeded the carrying amount by $43 million.
   This unrealized gain was credited to Stockholders' Equity at April 3, 1994 net of deferred income taxes of $15 million. These investment securities are included in Marketable Securities Current and Other Assets on the balance sheet.




- - 7 -

NOTE 3 - INCOME TAXES

The effective income tax rates for the first three months of 1994 and 1993 are 26.1% and 28.1%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief.

NOTE 4 - INVENTORIES

(Dollars in Millions)               April 3, 1994  Jan. 2, 1994

Raw materials and supplies           $   500            448
Goods in process                         519            485
Finished goods                           815            784
                                     $ 1,834          1,717



NOTE 5 - INTANGIBLE ASSETS

(Dollars in Millions)              April 3, 1994   Jan. 2, 1994

Intangible assets                    $ 1,320          1,255
Less accumulated amortization            351            330
                                     $   969            925


The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                              First Quarter
                                         Percent
                                         Increase
                         1994    1993   (Decrease)

Consumer
  Domestic           $   670     702      (4.6)
  International          609     575       5.9
                       1,279   1,277        .2%


Pharmaceutical
  Domestic           $   496     429      15.6
  International          694     683       1.6
                       1,190   1,112       7.0%


Professional
  Domestic           $   681     669       1.8
  International          540     502       7.6
                       1,221   1,171       4.3%


Domestic             $ 1,847   1,800       2.6
International          1,843   1,760       4.7
  Worldwide          $ 3,690   3,560       3.7%



SALES BY GEOGRAPHIC AREAS


                              First Quarter
                                         Percent
                                         Increase
                         1994    1993   (Decrease)

U.S.                 $ 1,847   1,800       2.6
Europe                 1,073   1,052       2.0
Western Hemisphere
  excluding U.S.         331     334       (.9)
Africa, Asia, & Pacific  439     374      17.4

    Total            $ 3,690   3,560       3.7%

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND EARNINGS
  Consolidated sales for the first quarter of 1994 were $3,690 million, an increase of 3.7% over 1993 first quarter sales of $3,560 million. The effect of the stronger dollar relative to foreign currencies decreased first quarter's sales by 2.1%. Excluding the negative effect of currency, sales grew 5.8% on an operational basis for the first quarter of 1994. Consolidated net earnings for the first quarter of 1994 were $544 million, compared with $503 million for the same period a year ago, an increase of 8.2%. Earnings per share for the period were $.85, compared with $.77 for the same period in 1993, an increase of 10.4%.
  Domestic sales for the first three months of 1994 were $1,847 million, an increase of 2.6% over 1993 domestic sales of $1,800 million for the same period. Sales by international subsidiaries were $1,843 million for the first quarter of 1994 compared with $1,760 million for the same period a year ago, an increase of 4.7%. Excluding the impact of the higher value of the dollar, international sales increased by 9.0% for the quarter.
  Worldwide consumer sales were even for the quarter, versus the same period a year ago. International sales increased 5.9% while domestic sales declined 4.6%. McNeil Consumer, manufacturer of TYLENOL, IMODIUM and other over-the-counter drugs, posted higher sales, but the increase was offset by the inventory reduction at the wholesalers' level experienced by Johnson & Johnson Consumer Products, Inc. and the fierce competition in the over-the-counter market for vaginal yeast infection remedies encountered by MONISTAT. The increase in international sales was led by the addition of RoC, the adult skin care business acquired in December, 1993 as well as a strong performance in Asia-Pacific.
  Worldwide pharmaceutical sales for the quarter increased 7.0%, with domestic sales growing 15.6%. Leading the increase in domestic pharmaceutical sales gains were PROCRIT, an anti-anemia drug; PREPULSID, a gastrointestinal product; DURAGESIC, a transdermal patch for severe chronic pain; FLOXIN, an anti-bacterial; SPORANOX, an anti-fungal drug; and the recently introduced RISPERDAL.
  RISPERDAL, a new anti-psychotic medication, reduces both the positive and negative symptoms of schizophrenia. This drug was approved by the U.S. Food & Drug Administration in late December of 1993 and was launched by Janssen in mid-February. Sales to date substantiated the positive feedback received from physicians. RISPERDAL is now being marketed in 11 countries around the world.
  International pharmaceutical sales were up 1.6%. Excluding the negative effect of currency, sales rose in the mid-single digit range for the quarter. Strong sales were registered by PREPULSID and SPORANOX. The pharmaceutical business in Europe, particularly Italy and Germany where drastic adjustments in government health care systems were made in 1993, is beginning to stabilize. Japan's results were strong, as were those from developing pharmaceutical markets, including China.
  Worldwide sales for the professional segment increased 4.3% The increase in domestic sales was limited to 1.8%, primarily due to adverse comparisons given the second quarter 1993 divestiture of Sterile Design, a business that packages custom supplies for surgical procedures. After adjusting for the divestiture, domestic sales increased by 5%. The growth within the professional segment
- - 11 -
was led by the outstanding performance of Ethicon Endo-Surgery, which markets instruments used in less-invasive surgery, and LifeScan, which markets blood glucose monitoring systems. International professional business increased 7.6%, or a low double-digit gain excluding the adverse currency effect. Ethicon Endo-Surgery and LifeScan were major contributors both internationally and domestically. Professional products sales in the Asia-Pacific region also increased significantly.
  Average shares of common stock outstanding in the first three months of 1994 were 643.1 million, compared with 655.4 million for the same period a year ago. This decrease is a result of a $500 million share repurchase program in 1993.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) was 22.5% of net capital compared with 25.8% at the end of 1993. Net debt decreased by $164 million during the first three months of 1994 to $1.77 billion at April 3, 1994. Total debt represented 26.5% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.2% at the end of 1993.
  Additions to property, plant and equipment were $141 million for the first three months of 1994, compared with $187 for the same period in 1993.
  On April 28, 1994, the Board of Directors raised the quarterly dividend from 26 cents per share to 29 cents per share, an increase of 11.5%. The dividend is payable on June 7, 1994 to shareholders of record as of May 17, 1994.


- - 12 -

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  May 13, 1994           By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  May 13, 1994           By     A. W. Roulston
                                     A. W. Roulston
                                (Vice Pres., Corporate
                                 Controller)

                              EXHIBIT INDEX






Regulation S-K               Description

Exhibit Table                     of                    Page

  Item No.                     Exhibit                    No.





  11                 Calculation of Earnings              15

                      per Share

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                              First Quarter Ended
                                              April 3,   April 4,
                                                1994       1993

1. Net Earnings ................               $  544      503

2. Average number of shares outstanding
    during the period............                643.1    655.4

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $  .85      .77

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.1    655.4

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .3       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  17.0     20.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                  422                536

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                37.75     40.13

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  11.2    13.4

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.1     7.3

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 649.2   662.7

  i. Fully diluted earnings per share
      (1 / 4h) .................                $  .84     .76

- - 15 -