Form 10-Q
period 1993-06-30
JOHNSON & JOHNSON
filed 1994-07-08
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 4, 1993

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

     On July 30, 1993, 653,512,528 shares of Common Stock, $1.00 par value, were outstanding.

               JOHNSON & JOHNSON AND SUBSIDIARIES


                        TABLE OF CONTENTS




Part I - Financial Information                          Page No.


    Consolidated Balance Sheet -
      July 4, 1993 and January 3, 1993                      3


    Consolidated Statement of Earnings for the
      Six Months Ended July 4, 1993 and June 28, 1992       5


    Consolidated Statement of Cash Flows
      for the Six Months Ended July 4, 1993
      and June 28, 1992                                     7


    Notes to Consolidated Financial Statements              8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                           12


    Signatures                                             17





Part II - Other Information


    Item 4 - Submission of Matters to a
              Vote of Security Holders                     15

    Items 1, 2, 3, and 5 are not applicable

    Exhibit Index                                          16

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS
                                        July 4,      January 3,
                                          1993          1993
Current Assets:

 Cash and cash equivalents             $   595           745

 Marketable securities, at cost which
  approximates market value                114           133

 Accounts receivable, trade, less
  allowances $151 (1992 - $143)          2,146         1,855

 Inventories (Note 4)                    1,856         1,742

 Deferred taxes on income                  284           327

 Prepaid expenses and other
  receivables                              588           621

      Total current assets               5,583         5,423

Marketable securities, non-current,
  at cost, which approximates market
  value                                    395           355

Property, plant and equipment, at cost   6,525         6,303

  Less accumulated depreciation and
    amortization                         2,370         2,188

                                         4,155         4,115

Intangible assets, net (Note 5)            692           716

Deferred taxes on income                   566           506

Other assets                               822           769

      Total Assets                    $ 12,213        11,884

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        July 4,      January 3,
                                          1993          1993
Current Liabilities:

 Loans and notes payable               $   809         1,032

 Accounts payable                          832           910

 Accrued liabilities                     1,105         1,302

 Taxes on income                           291           183

     Total current liabilities           3,037         3,427

Long-term debt                           1,424         1,365

Deferred tax liability                      86            91

Certificates of extra compensation          83            94

Other liabilities                        1,878         1,736

Stockholders' equity
 Preferred stock - without par
  value (authorized and unissued
  2,000,000 shares)                          -             -

 Common stock - par value $1.00
   per share (authorized 1,080,000,000
   shares; issued 767,367,000 and
   767,366,000 shares)                     767           767

 Note receivable from employee stock
   ownership plan                         (84)          (92)

 Cumulative currency translation
   adjustments                           (255)         (146)

 Retained earnings                       7,304         6,648

                                         7,732         7,177
   Less common stock held in treasury,
    at cost (112,455,000 & 111,970,000
    shares)                              2,027         2,006

   Total stockholders' equity            5,705         5,171

   Total liabilities and stockholders'
    equity                            $ 12,213        11,884

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                    except per share figures)



                                     Fiscal Quarter Ended
                            July 4,  Percent   June 28,  Percent
                              1993   to Sales    1992    to Sales



Sales to customers (Note 6)  $3,541    100.0     3,413     100.0

Cost of products sold         1,148     32.4     1,119      32.8

Selling, marketing and
  administrative expenses     1,432     40.4     1,389      40.7

Research expense                286      8.1       268       7.9

Interest income                 (15)     (.4)      (34)     (1.0)

Interest expense, net of
 portion capitalized             33       .9        27        .8

Other (income) expense          (13)     (.3)        8        .2
                               2,871    81.1     2,777      81.4

Earnings before provision
  for taxes on income            670    18.9       636      18.6

Provision for taxes on
  income (Note 3)                175     4.9       184       5.4


NET EARNINGS                  $  495    14.0       452      13.2


NET EARNINGS PER SHARE        $  .75               .68

CASH DIVIDENDS PER SHARE      $  .26               .23

AVG. SHARES OUTSTANDING        655.3             660.8






         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                    except per share figures)

                                 Fiscal Six Months Ended
                             July 4,  Percent  June 28,  Percent
                              1993   to Sales    1992    to Sales

Sales to customers (Note 6) $ 7,101    100.0     6,770     100.0

Cost of products sold         2,311     32.5     2,246      33.2

Selling, marketing and
  administrative expenses     2,868     40.4     2,744      40.5

Research expense                567      8.0       530       7.8

Interest income                 (35)     (.5)      (54)      (.8)

Interest expense, net of
 portion capitalized             64       .9        48        .7

Other income                    (44)     (.6)      (24)      (.3)
                              5,731     80.7     5,490      81.1
Earnings before provision for
  taxes on income and
  cumulative effect of
  accounting changes          1,370     19.3     1,280      18.9

Provision for taxes on
  income (Note 3)               372      5.2       376       5.5

Earnings before cumulative
  effect of acctg changes       998     14.1       904      13.4

Cumulative effect of
  accounting changes, net
  of taxes (Note 2)               -        -      (595)     N.M.

NET EARNINGS                $   998     14.1       309      N.M.

NET EARNINGS PER SHARE (Note 2)

Before cumulative effect of
  accounting changes        $  1.52               1.36

Cumulative effect of accounting
  changes, net of taxes
  (Note 2)                        -               (.90)

NET EARNINGS PER SHARE      $  1.52                .46

CASH DIVIDENDS PER SHARE    $   .49                .43

AVG. SHARES OUTSTANDING       655.4              663.0

N.M. - not meaningful

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                    Fiscal
                                               Six Months Ended
                                              July 4,   June 28,
                                               1993       1992

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $  998      309
  Adjustments to reconcile net earnings to cash flows from operating activities:

    Cumulative effect of accounting changes        -      595
    Depreciation and amortization of
      property and intangibles                   316      280
    Increase in accounts receivable, trade,
      less allowances                           (317)    (400)
    Increase in inventories                     (153)    (199)
    Changes in other assets and liabilities      (50)      56

    NET CASH FLOWS FROM OPERATING ACTIVITIES     794      641

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment  (375)    (417)
    Proceeds from the disposal of assets          14       21
    Acquisition of businesses, net of cash
      acquired                                   (24)     (10)
    Other, principally marketable securities     (18)     (91)

    NET CASH USED BY INVESTING ACTIVITIES       (403)    (497)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                   (321)    (285)
    Repurchase of common stock                   (64)    (576)
    Employee stock ownership plan note
      repayment                                    8        8
    Proceeds from short-term debt                100      644
    Retirement of short-term debt               (380)    (125)
    Proceeds from long-term debt                 155      192
    Retirement of long-term debt                 (17)    (157)
    Proceeds from the exercise of stock
     options                                      17       23

    NET CASH USED BY FINANCING
     ACTIVITIES                                 (502)    (276)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (39)      (5)

DECREASE IN CASH AND CASH EQUIVALENTS           (150)    (137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   745      589

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   595      452


         See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended January 3, 1993. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. However, the information contained therein is subject to year-end adjustments and audit by independent public accountants.
Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period.

NOTE 2 - ADOPTION OF SFAS NO. 106, SFAS NO. 109 & SFAS NO. 112 The Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992. SFAS No. 106 requires accrual accounting for these benefits rather than accounting for them on a cash basis. Upon adoption, the Company elected to record the accumulated obligation of $549 million pretax ($340 million after-tax or $.52 per share) as a one-time charge against earnings in the form of a cumulative effect of an accounting change.

In 1992, the Company also elected early adoption of Statement of Financial Accounting Standard SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of $35 million, or $.05 per share, is reported as a one-time charge in the 1992 Consolidated

Statements of Earnings. The standard requires a change from the deferred to the liability method of computing deferred income taxes. Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 requires accrual accounting for these benefits rather than the cash method of accounting. Upon adoption, the Company elected to record the accumulated obligation of $343 million ($220 million after-tax or $.33 per share) as a one-time charge against earnings in the form of a cumulative effect of an accounting change.

1992 results have been restated to reflect a one-time after-tax charge of $595 million or $.90 a share, due to the company's early adoption of accounting changes for postretirement benefits, income taxes and postemployment benefits. In addition, second quarter and six months results have been restated to include incremental after-tax charges, attributable to these accounting changes, of $12 million and $24 million, respectively.

NOTE 3 - INCOME TAXES

  The effective income tax rates for 1993 and 1992 are as
follows:
                                    1993            1992

       First Quarter                28.1%           29.8%
       Second Quarter               26.1            28.9
       First Half                   27.2            29.4



  The effective income tax rates for the first half of 1993 and 1992 are 27.2% and 29.4%, respectively, as compared to the U.S. federal statutory rate of 34%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief.

  NOTE 4 - INVENTORIES

  (Dollars in Millions)             July 4, 1993   Jan. 3, 1993

  Raw materials and supplies          $   540            415
  Goods in process                        372            457
  Finished goods                          944            870
                                      $ 1,856          1,742



  NOTE 5 - INTANGIBLE ASSETS

  (Dollars in Millions)             July 4, 1993   Jan. 3, 1993

  Intangible assets                   $ 1,017          1,012
  Less accumulated amortization           325            296
                                      $   692            716


  The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                   Second Quarter              Six Months
                             Percent
                             Increase                  Percent
               1993   1992  (Decrease)   1993   1992   Increase

Consumer
  Domestic  $   608    601      1.2   $ 1,310  1,301      .7
  Int'l         576    564      2.1     1,151  1,096     5.0
              1,184  1,165      1.6%    2,461  2,397     2.7%


Pharmaceutical
  Domestic  $   428    391      9.5   $   857    777    10.3
  Int'l         691    692      (.1)    1,374  1,337     2.8
              1,119  1,083      3.3%    2,231  2,114     5.5%


Professional
  Domestic  $   712    654      8.9   $ 1,381  1,257     9.9
  Int'l         526    511      2.9     1,028  1,002     2.6
              1,238  1,165      6.3%    2,409  2,259     6.6%


Domestic    $ 1,748  1,646      6.2   $ 3,548  3,335     6.4
Int'l         1,793  1,767      1.5     3,553  3,435     3.4
  Worldwide $ 3,541  3,413      3.8%  $ 7,101  6,770     4.9%



SALES BY GEOGRAPHIC AREAS


                   Second Quarter              Six Months
                            Percent                   Percent
                            Increase                  Increase
               1993   1992 (Decrease)    1993   1992 (Decrease)


U.S.         $ 1,748  1,646     6.2    $ 3,548  3,335     6.4
Europe         1,078  1,108    (2.7)     2,130  2,145     (.7)
West. Hemis.
 excl. U.S.A.    326    299     9.0        660    590    11.9
Africa, Asia,
 & Pacific       389    360     8.1        763    700     9.0

  Total      $ 3,541  3,413     3.8%   $ 7,101  6,770     4.9%

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
Consolidated sales for the first six months of 1993 of $7,101 million exceeded sales of $6,770 million for the first six months of 1992 by 4.9%. The strength of the U.S. dollar relative to foreign currencies decreased sales for the first six months of 1993 by 3.2%. Excluding currency, sales increased 8.1% on an operational basis for the first six months of 1993. Consolidated net earnings for the first six months of 1993 were $998 million, compared with net earnings of $904 million for the first six months of 1992, before the cumulative effect of 1992 accounting changes.

Consolidated net earnings and earnings per share in 1992 were reduced by $595 million, or $.90 per share, due to the company's adoption of accounting changes for postretirement benefits, income taxes, and postemployment benefits. Excuding the one-time charge in 1992, net earnings and earnings per share rose to 10.4% and 11.8%, respectively.

Consolidated sales for the second quarter of 1993 were $3,541 million, an increase of 3.8% over 1992 second quarter sales of $3,413 million. The effect of a stronger U.S. dollar relative to foreign currencies decreased second quarter sales by 3.2%. Excluding the effect of currency exchange rates, sales would have increased 7.0%. Consolidated net earnings for the second quarter of 1993 were $495 million, compared with $452 million for the same period a year ago, an increase of 9.5%. Earnings per share for the second quarter of 1993 rose 10.3% to $.75 compared with $.68 in the 1992 period.

Domestic sales for the first six months of 1993 were $3,548 million, an increase of 6.4% over 1992 domestic sales of $3,335 million for the same period a year ago. Sales by international subsidiaries were $3,553 million for the first six months of 1993 compared with $3,435 million for the same period a year ago, an increase of 3.4%. Excluding the impact of the stronger value of the dollar, international sales increased by 9.7%.

Johnson & Johnson consumer sales increased 1.6% worldwide for the quarter versus the same period a year ago. There was sales improvement in the domestic over-the-counter business, particularly the TYLENOL family of products. The international business growth was slowed by the strong dollar relative to foreign currencies and weakness in many international economies.

Pharmaceutical sales for the quarter grew 3.3% worldwide. Domestic pharmaceutical sales increased 9.5%, led by the introduction of PROCRIT for treating anemia associated with cancer patients on chemotherapy, LEUSTATIN, introduced late in the first quarter of 1993 for the treatment of hairy cell leukemia, SPORANOX, an antifungal, DURAGESIC, the transdermal patch for chronic cancer pain, and growth in the oral contraceptive business. These gains were reduced by a sales decline in HISMANAL, the once-a-day, less sedating antihistamine. Sales growth for the international pharmaceutical business was slowed by health care system adjustments in Germany and Italy, in addition to the negative impact of the strong U.S. dollar. However, international sales of PREPULSID, a gastrointestinal product, and SPORANOX, an anti-anemia drug, showed strong growth for the period.

Professional sales increased 6.3% worldwide. Strong growth of the Ethicon Endo-Surgery less-invasive products business, the continued expansion of the disposable contact lens business with ACUVUE and SUREVUE, and the further market penetration of the ONE TOUCH II blood glucose monitoring system aided this worldwide sales growth. In addition, domestic professional sales growth of 8.9% for the period was influenced by strong performances in the PROTECTIV catheter safety system products, the DINAMAP Plus vital signs monitor, and P.F.C. Hip and Knee orthopaedic joint reconstruction products.

Average shares of common stock outstanding in the first half of 1993 and 1992 were 655.4 million and 663.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net debt (borrowings net of cash and current marketable securities) was 21.1% of net capital compared with 22.7% at the end of 1992. Net debt was unchanged during the first six months of 1993 to remain at $1.52 billion at the end of the second quarter. Total debt represented 28.1% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 31.7% at the end of 1992.

Additions to property, plant and equipment were $375 million for the first six months of 1993, compared with $417 for the same period in 1992.

On July 26, 1993, the Board of Directors approved a regular quarterly dividend of 26 cents per share payable on September 7, 1993 to stockholders of record as of August 17, 1993.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


    (a) The annual meeting of the stockholders of the Company was held on April 25, 1991.

    (b) At the annual meeting, the stockholders voted on the following proposals:

           1.  Approval of the adoption of the 1991 Stock Option
           Plan.

               The vote on this proposal was as follows:

               FOR              AGAINST            ABSTAIN
           257,650,450        12,964,904          2,558,817

           2.   Approval of the adoption of the 1991 Stock
           Compensation Plan.

           The vote on this proposal was as follows:

               FOR              AGAINST            ABSTAIN

           257,526,933        13,064,459          2,582,779

           3. A stockholder proposal on reporting of the Company's activities in South Africa. The vote on this proposal was as follows:

               FOR              AGAINST            ABSTAIN

            22,522,742       197,256,293         53,395,136

           4. A stockholder proposal on animal testing. The vote on this proposal was as follows:

               FOR              AGAINST            ABSTAIN

             6,782,196       218,624,332         47,767,643



Item 6.  Exhibits

         Calculation of Earnings per Share

                          EXHIBIT INDEX


Regulation S-K          Description
Exhibit Table                 of                        Page
   Item No.               Exhibit                        No.


     11           Calculation of Earnings              18 - 19
                        per Share

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    JOHNSON & JOHNSON
                                      (Registrant)





Date:  August 16, 1993        By     C. H. Johnson

                                     C. H. Johnson

                                (Vice President, Finance)





Date:  August 16, 1993        By     A. W. Roulston
                                     A. W. Roulston
                               (Vice Pres., Corporate
                                Controller)

               JOHNSON & JOHNSON AND SUBSIDIARIES

                CALCULATION OF EARNINGS PER SHARE

    (Dollars and shares in millions except per share figures)

                                                    Fiscal
                                                 Quarter Ended
                                               July 4,   June 28
                                                 1993     1992


1. Net Earnings ................                $  495      452

2. Average number of shares outstanding
   during the period............                 655.3    660.8

3. Earnings per share based upon average
   outstanding shares (1 / 2)                   $  .75      .68

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                655.3    660.8

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .7       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  19.0     23.8

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   530      636

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 39.88    44.75

  f. Shares which could be repurchasd
      under the treasury stock method
       (4d / 4e) ................                 13.3     14.2

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.4     10.3

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 661.7    671.1

  i. Fully diluted earnings per share
      (1 / 4h) .................                 $  .75     .67

               JOHNSON & JOHNSON AND SUBSIDIARIES

                CALCULATION OF EARNINGS PER SHARE

    (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                               Six Months Ended
                                               July 4,  June 28,
                                                 1993     1992


1. Net Earnings .................               $  998      309

2. Average number of shares outstanding
   during the period............                 655.4    663.0

3. Earnings per share based upon average
   outstanding shares (1 / 2)....                 1.52      .46

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                655.4    663.0

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .7       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  19.0     23.8

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   530      636

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 39.88    44.75

  f. Shares which could be repurchasd
      under the treasury stock method
       (4d / 4e)...............                   13.3     14.2

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.4     10.3

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 661.8    673.3

  i. Fully diluted earnings per share
      (1 / 4h)................                   $ 1.51     .46