Form 10-Q
period 1993-09-30
JOHNSON & JOHNSON
filed 1994-07-08
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 3, 1993

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

     On October 29, 1993, 646,314,175 shares of Common Stock,
$1.00 par value, were outstanding.

               JOHNSON & JOHNSON AND SUBSIDIARIES


                        TABLE OF CONTENTS




Part I - Financial Information                          Page No.


    Consolidated Balance Sheet -
      October 3, 1993 and January 3, 1993                   3


    Consolidated Statement of Earnings for the
      Nine Months Ended October 3, 1993 and
      September 27, 1992                                    5


    Consolidated Statement of Cash Flows
      for the Nine Months Ended October 3, 1993
      and September 27, 1992                                7


    Notes to Consolidated Financial Statements              8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                           12


    Signatures                                             16





Part II - Other Information


    Items 1 through 6 are not applicable

    Exhibit Index                                          17

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS

                                        Oct. 3,      January 3,
                                          1993          1993
Current Assets:

 Cash and cash equivalents             $   644           745

 Marketable securities, at cost which
  approximates market value                137           133

 Accounts receivable, trade, less
  allowances $160 (1992 - $143)          2,135         1,855

 Inventories (Note 4)                    1,844         1,742

 Deferred taxes on income                  266           327

 Prepaid expenses and other
  receivables                              609           621


      Total current assets               5,635         5,423

Marketable securities, non-current,
  at cost, which approximates market
  value                                    423           355

Property, plant and equipment, at cost   6,732         6,303

  Less accumulated depreciation and
    amortization                         2,469         2,188

                                         4,263         4,115

Intangible assets, net (Note 5)            673           716

Deferred taxes on income                   596           506

Other assets                               811           769


      Total Assets                    $ 12,401        11,884


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Oct. 3,      January 3,
                                          1993          1993
Current Liabilities:

 Loans and notes payable               $ 1,044         1,032

 Accounts payable                          778           910

 Accrued liabilities                     1,287         1,302

 Taxes on income                           228           183

     Total current liabilities           3,337         3,427

Long-term debt                           1,276         1,365

Deferred tax liability                      87            91

Certificates of extra compensation          97            94

Other liabilities                        1,909         1,736

Stockholders' equity
 Preferred stock - without par
  value (authorized and unissued
  2,000,000 shares)                          -             -

 Common stock - par value $1.00
   per share (authorized 1,080,000,000
   shares; issued 767,370,000 and
   767,366,000 shares)                     767           767

 Note receivable from employee stock
   ownership plan                          (84)          (92)

 Cumulative currency translation
   adjustments                            (260)         (146)

 Retained earnings                       7,581         6,648

                                         8,004         7,177
   Less common stock held in treasury,
    at cost (119,870,000 & 111,970,000
    shares)                              2,309         2,006

   Total stockholders' equity            5,695         5,171

   Total liabilities and stockholders'
    equity                            $ 12,401        11,884

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   (except per share figures)



                                     Fiscal Quarter Ended
                            Oct. 3,  Percent   Sept 27,  Percent
                              1993   to Sales    1992    to Sales



Sales to customers (Note 6)  $3,506    100.0     3,480     100.0

Cost of products sold         1,188     33.9     1,198      34.4

Selling, marketing and
  administrative expenses     1,445     41.2     1,431      41.1

Research expense                277      7.9       277       8.0

Interest income                 (18)     (.5)      (15)      (.4)

Interest expense, net of
 portion capitalized             29       .8        35       1.0

Other expense (income)            3       .1       (14)      (.4)

                              2,924     83.4     2,912      83.7

Earnings before provision
  for taxes on income           582     16.6       568      16.3

Provision for taxes on
  income (Note 3)               128      3.7       154       4.4


NET EARNINGS                 $  454     12.9       414      11.9


NET EARNINGS PER SHARE       $  .70                .63

CASH DIVIDENDS PER SHARE     $  .26                .23

AVG. SHARES OUTSTANDING       651.7              655.5







         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                    except per share figures)

                                  Fiscal Nine Months Ended
                           Oct. 3,  Percent  Sept 27,  Percent
                              1993   to Sales    1992    to Sales

Sales to customers (Note 6) $10,607    100.0    10,250     100.0

Cost of products sold         3,499     33.0     3,444      33.6

Selling, marketing and
  administrative expenses     4,313     40.7     4,175      40.7

Research expense                844      8.0       807       7.9

Interest income                 (53)     (.5)      (69)      (.7)

Interest expense, net of
 portion capitalized             93       .8        83        .8

Other income                    (41)     (.4)      (38)      (.3)

                              8,655     81.6     8,402      82.0
Earnings before provision for
  taxes on income and
  cumulative effect of
  accounting changes          1,952     18.4     1,848      18.0

Provision for taxes on
  income (Note 3)               500      4.7       530       5.1

Earnings before cumulative
  effect of acctg changes     1,452     13.7     1,318      12.9

Cumulative effect of
  accounting changes, net
  of taxes (Note 2)               -        -      (595)     N.M.

NET EARNINGS                $ 1,452     13.7       723      N.M.

NET EARNINGS PER SHARE (Note 2)

Before cumulative effect of
  accounting changes        $  2.22               1.99

Cumulative effect of accounting
  changes, net of taxes
  (Note 2)                        -               (.90)

NET EARNINGS PER SHARE      $  2.22               1.09

CASH DIVIDENDS PER SHARE    $   .75                .66

AVG. SHARES OUTSTANDING       653.9              660.8

N.M. - not meaningful

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                    Fiscal
                                              Nine Months Ended
                                              Oct. 3,   Sept 27,
                                               1993       1992

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                $1,452      723
  Cumulative effect of accounting changes          -      595
  Earnings before cumulative effect of
    accounting changes                         1,452    1,318
  Adjustments to reconcile net earnings to
    cash flows from operating activities:
   Depreciation and amortization of
     property and intangibles                    468      427
    Increase in accounts receivable, trade,
     less allowances                            (313)    (378)
    Increase in inventories                     (142)    (230)
    Changes in other assets and liabilities       79      234

    NET CASH FLOWS FROM OPERATING ACTIVITIES   1,544    1,371

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment  (631)    (687)
    Proceeds from the disposal of assets          27       31
    Acquisition of businesses, net of cash
      acquired                                   (24)     (47)
    Other, principally marketable securities    (117)    (245)

    NET CASH USED BY INVESTING ACTIVITIES       (745)    (948)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                   (491)    (436)
    Repurchase of common stock                  (361)    (603)
    Employee stock ownership plan note
      repayment                                    8        8
    Proceeds from short-term debt                261      644
    Retirement of short-term debt               (162)    (216)
    Proceeds from long-term debt                 165      557
    Retirement of long-term debt                (313)    (335)
    Proceeds from the exercise of stock
     options                                      24       35

    NET CASH USED BY FINANCING
     ACTIVITIES                                 (869)    (346)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (31)      15

DECREASE (INCREASE) IN CASH & CASH EQUIVALENTS  (101)      92

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   745      589

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   644      681

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

In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires accrual accounting for these benefits rather than the cash method of accounting. Upon adoption, the Company elected to record the accumulated obligation of $343 million ($220 million after-tax or $.33 per share) as a one-time charge against earnings in the form of a cumulative effect of an accounting change.

The 1992 results have been restated to reflect a one-time after-tax charge of $595 million or $.90 a share, due to the company's early adoption of accounting changes for postretirement benefits, income taxes and postemployment benefits. In addition, third quarter and nine months results have been restated to include incremental after-tax charges, attributable to these accounting changes, of $11 million and $35 million, respectively.

NOTE 3 - INCOME TAXES

  The effective income tax rates for 1993 and 1992 are as
follows:
                                    1993            1992

       First Quarter                28.1%           29.8%
       First Half                   27.2            29.4
       Nine Months                  25.6            28.7


  The effective income tax rates for the first nine months of 1993 and 1992 are 25.6% and 28.7%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief. The 1993 tax rate was also favorably impacted by the 1993 Tax Act which extended the Research Tax Credit retroactive from July, 1992. In addition, the increase in the Corporate tax rate to 35%, created a gain associated with the write-up of net U.S. deferred tax receivables.

  NOTE 4 - INVENTORIES

  (Dollars in Millions)             Oct. 3, 1993   Jan. 3, 1993

  Raw materials and supplies          $   487            415
  Goods in process                        425            457
  Finished goods                          932            870
                                      $ 1,844          1,742
  NOTE 5 - INTANGIBLE ASSETS

  (Dollars in Millions)             Oct. 3, 1993   Jan. 3, 1993

  Intangible assets                   $ 1,002          1,012
  Less accumulated amortization           329            296
                                      $   673            716

  The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                    Third Quarter             Nine Months
                             Percent
                             Increase                  Percent
               1993   1992  (Decrease)   1993   1992   Increase

Consumer
  Domestic  $   682    683      (.1)  $ 1,992  1,983      .5
  Int'l         533    556     (4.1)    1,684  1,653     1.9
              1,215  1,239     (1.9)%   3,676  3,636     1.1%


Pharmaceutical
  Domestic  $   458    406     12.8   $ 1,315  1,184    11.1
  Int'l         653    687     (4.9)    2,027   2,024     .1
              1,111  1,093      1.6%    3,342  3,208     4.2%


Professional
  Domestic  $   698    658      6.1   $ 2,079  1,915     8.6
  Int'l         482    490     (1.6)    1,510  1,491     1.3
              1,180  1,148      2.8%    3,589  3,406     5.4%


Domestic    $ 1,838  1,747      5.2   $ 5,386  5,082     6.0
Int'l         1,668  1,733     (3.8)    5,221  5,168     1.0
  Worldwide $ 3,506  3,480       .7%  $10,607 10,250     3.5%



SALES BY GEOGRAPHIC AREAS


                    Third Quarter             Nine Months
                            Percent                   Percent
                            Increase                  Increase
               1993   1992 (Decrease)    1993   1992 (Decrease)


U.S.         $ 1,838  1,747     5.2    $ 5,386  5,082     6.0
Europe           932  1,082   (13.9)     3,062  3,227    (5.1)
West. Hemis.
 excl. U.S.A.    328    300     9.3        988    890    11.0
Africa, Asia,
 & Pacific       408    351    16.2      1,171  1,051    11.4

  Total      $ 3,506  3,480      .7%   $10,607 10,250     3.5%

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
     Consolidated sales for the first nine months of 1993 of $10,607 million exceeded sales of $10,250 million for the first nine months of 1992 by 3.5%. The strength of the U.S. dollar relative to foreign currencies decreased sales for the first nine months of 1993 by 4.3%. Excluding currency, sales increased 7.8% on an operational basis for the first nine months of 1993. Consolidated net earnings for the first nine months of 1993 were $1,452 million, compared with net earnings of $1,318 million for the first nine months of 1992, before the cumulative effect of 1992 accounting changes. Earnings per share for the first nine months of 1993 were $2.22 compared with $1.99 in the 1992 period, prior to the cumulative effect of the 1992 accounting changes.
     Consolidated net earnings and earnings per share in 1992 were reduced by $595 million, or $.90 per share, due to the company's adoption of accounting changes for postretirement benefits, income taxes, and postemployment benefits. Excluding the one-time charge in 1992, net earnings and earnings per share rose to 10.2% and 11.6%, respectively.
     Consolidated sales for the third quarter of 1993 were $3,506 million, an increase of .7% over 1992 third quarter sales of $3,480 million. The effect of a stronger U.S. dollar relative to foreign currencies decreased third quarter sales by 6.4%. Excluding the effect of currency exchange rates, sales would have increased 7.1%. Consolidated net earnings for the third quarter of 1993 were $454 million, compared with $414 million for the same period a year ago, an increase of 9.7%. Earnings per share-12 - for the third quarter of 1993 rose 11.1% to $.70 compared with $.63 in the 1992 period.
     Domestic sales for the first nine months of 1993 were $5,386 million, an increase of 6.0% over 1992 domestic sales of $5,082 million for the same period a year ago. Sales by international subsidiaries were $5,221 million for the first nine months of 1993 compared with $5,168 million for the same period a year ago, an increase of 1.0%. Excluding the impact of the stronger value of the dollar, international sales increased by 9.6%.
     Consumer sales decreased 1.9% worldwide for the quarter versus the same period a year ago. Domestic consumer sales growth was slowed by a sluggish retail environment and increased competitive pressure from private label products. The decline in international consumer sales was due to negative currency translation. In local currencies, international sales increased in the middle single-digit range.
     Pharmaceutical sales for the third quarter increased 1.6% worldwide. Domestic pharmaceutical sales increased 12.8% due to sales gains in PROCRIT, an anti-anemia drug; LEUSTATIN, a drug that treats hairy cell leukemia; SPORANOX, an antifungal; oral contraceptive products; FLOXIN, an antibiotic; DURAGESIC, the transdermal patch for chronic cancer pain; and the introduction of PROPULSID, a gastrointestinal product. International pharmaceutical sales declined 4.9% for the period due to a strong U.S. dollar relative to local currencies and adjustments in health care systems in many major international markets. Nevertheless, in local currencies, international pharmaceutical sales increased in the high single-digit range.

Domestic professional sales, for the third period, increased 6.1%, while worldwide professional sales were up 2.8%. The domestic sales growth was led by the rapid expansion of the less-invasive surgery business, solid growth from the ACUVUE Disposable Contact Lens business, further market penetration of the ONE TOUCH II Blood Glucose Monitoring System, and the orthopaedics business. Despite these sales gains, domestic professional sales growth was slowed by a sluggish hospital supply business for the period. The decline of 1.6% in reported international professional sales was due, in large part, to the strength of the U.S. dollar relative to local currencies. Excluding the negative impact of currency translation, international professional sales grew in low double digits for the period.

Average shares of common stock outstanding for the third quarter and nine months of 1993 were 651.7 and 653.9 million, respectively, compared with 655.5 and 660.8 million for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Net debt (borrowings net of cash and current marketable securities) was 21.3% of net capital compared with 22.7% at the end of 1992. Net debt increased by $20 million during the first nine months of 1993 to $1.54 billion at the end of the third quarter. Total debt represented 28.9% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 31.7% at the end of 1992.

Additions to property, plant and equipment were $631 million for the first nine months of 1993, compared with $687 for the same period in 1992.

On October 25, 1993, the Board of Directors approved a regular quarterly dividend of 26 cents per share payable on December 7, 1993 to stockholders of record as of November 16, 1993.

OTHER

Earlier in the quarter, the Company announced plans to reduce future annual costs through a voluntary early retirement program and other initiatives. As previously announced, the estimated cost of these actions is approximately $200 million pretax, and has been primarily provided for in the previously disclosed reserve for SFAS No. 112, "Employers' Accounting for Post-Employment Benefits." This cost will not result in a special charge to consolidated earnings.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    JOHNSON & JOHNSON
                                      (Registrant)





Date:  November 15, 1993        By     C. H. Johnson

                                       C. H. Johnson

                                  (Vice President, Finance)





Date:  November 15, 1993        By     A. W. Roulston
                                       A. W. Roulston
                                  (Vice Pres., Corporate
                                   Controller)

                          EXHIBIT INDEX





Regulation S-K               Description

Exhibit Table                     of                      Page

  Item No.                     Exhibit                      No.



    11                 Calculation of Earnings            18-19

                            per Share

               JOHNSON & JOHNSON AND SUBSIDIARIES

                CALCULATION OF EARNINGS PER SHARE

    (Dollars and shares in millions except per share figures)

                                                    Fiscal
                                                 Quarter Ended
                                               Oct. 3,   Sept 27,
                                                 1993     1992


1. Net Earnings ................                $  454      414
2. Average number of shares outstanding
   during the period............                 651.7    655.5

3. Earnings per share based upon average
   outstanding shares (1 / 2)                   $  .70      .63

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                651.7    655.5

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .7       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  19.0     23.2

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   521      633

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 39.13    47.63

  f. Shares which could be repurchased
      under the treasury stock method
       (4d / 4e) ................                 13.3     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.4     10.6

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 658.1    666.1

  i. Fully diluted earnings per share
      (1 / 4h) .................                $  .69      .62

               JOHNSON & JOHNSON AND SUBSIDIARIES

                CALCULATION OF EARNINGS PER SHARE

    (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                              Nine Months Ended
                                               Oct. 3,  Sept 27,
                                                 1993     1992


1. Net Earnings .................               $1,452      723

2. Average number of shares outstanding
   during the period............                 653.9    660.8

3. Earnings per share based upon average
   outstanding shares (1 / 2)....                 2.22     1.09

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                653.9    660.8

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .7       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  19.0     23.2

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   521      633

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 39.13    47.63

  f. Shares which could be repurchased
      under the treasury stock method
       (4d / 4e)...............                   13.3     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.4     10.6

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 660.3    671.4

  i. Fully diluted earnings per share
      (1 / 4h)................                  $ 2.20     1.08