Form 10-Q
period 1994-04-03
JOHNSON & JOHNSON
filed 1994-07-12
CIK 200406

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

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        April 3,     January 2,
                                          1994          1994
Current Assets:

   Cash and cash equivalents          $   334           372

   Marketable securities, at cost which
  approximates market value (Note 2)       99           104

   Accounts receivable, trade, less
  allowances $210 (1993 - $170)         2,296         2,107

   Inventories (Note 4)                 1,834         1,717

   Deferred taxes on income               429           399

   Prepaid expenses and other
  receivables                             675           518

        Total current assets            5,667         5,217

Marketable securities, non-current,
  at cost, which approximates market
  value                                   437           437

Property, plant and equipment, at cost  6,985         6,783

    Less accumulated depreciation and
    amortization                        2,567         2,377

                                        4,418         4,406

Intangible assets, net (Note 5)           969           925

Deferred taxes on income                  476           484

Other assets (Note 2)                     859           773

        Total Assets                 $ 12,826        12,242

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND EARNINGS

  Consolidated sales for the first quarter of 1994 were $3,690 million, an increase of 3.7% over 1993 first quarter sales of $3,560 million. The effect of the stronger dollar relative to foreign currencies decreased first quarter's sales by 2.1%. Excluding the negative effect of currency, sales grew 5.8% on an operational basis for the first quarter of 1994. Consolidated net earnings for the first quarter of 1994 were $544 million, compared with $503 million for the same period a year ago, an increase of 8.2%. Earnings per share for the period were $.85, compared with $.77 for the same period in 1993, an increase of 10.4%.
  Domestic sales for the first three months of 1994 were $1,847 million, an increase of 2.6% over 1993 domestic sales of $1,800 million for the same period. Sales by international subsidiaries were $1,843 million for the first quarter of 1994 compared with $1,760 million for the same period a year ago, an increase of 4.7%. Excluding the impact of the higher value of the dollar, international sales increased by 9.0% for the quarter.
  Worldwide consumer sales were even for the quarter, versus the same period a year ago. International sales increased 5.9% while domestic sales declined 4.6%. McNeil Consumer, manufacturer of TYLENOL, IMODIUM and other over-the-counter drugs, posted higher sales, but the increase was offset by the inventory reduction at the wholesalers' level experienced by Johnson & Johnson Consumer Products Inc. and the fierce competition in the over-the-counter market for vaginal yeast infection remedies encountered by MONISTAT. The increase in international sales was led by the addition of RoC, the adult skin care business acquired in December, 1993 as well as a strong performance in Asia-Pacific.
  Worldwide pharmaceutical sales for the quarter increased 7.0%, with domestic sales growing 15.6%. Leading the increase in domestic pharmaceutical sales gains were PROCRIT, an anti-anemia drug; PREPULSID, a gastrointestinal product; DURAGESIC, a transdermal patch for severe chronic pain; FLOXIN, an anti-bacterial; SPORANOX, an anti-fungal drug; and the recently introduced RISPERDAL.
  RISPERDAL, a new anti-psychotic medication, reduces both the positive and negative symptoms of schizophrenia. This drug was approved by the U.S. Food & Drug Administration in late December of 1993 and was launched by Janssen in mid-February. Sales to date substantiated the positive feedback received from physicians. RISPERDAL is now being marketed in 11 countries around the world.
  International pharmaceutical sales were up 1.6%. Excluding the negative effect of currency, sales rose in the mid-single digit range for the quarter. Strong sales were registered by PREPULSID and SPORANOX. The pharmaceutical business in Europe, particularly Italy and Germany where drastic adjustments in government health care systems were made in 1993, is beginning to stabilize. Japan's results were strong, as were those from developing pharmaceutical markets, including China.
  Worldwide sales for the professional segment increased 4.3%
The increase in domestic sales was limited to 1.8%, primarily due to adverse comparisons given the second quarter 1993 divestiture of Sterile Design, a business that packages custom supplies for surgical procedures. After adjusting for the divestiture, domestic sales increased by 5%. The growth within the professional segment was led by the outstanding performance of Ethicon Endo-Surgery, which markets instruments used in less-invasive surgery, and LifeScan, which markets blood glucose monitoring systems. International professional business increased 7.6%, or a low double-digit gain excluding the adverse currency effect. Ethicon Endo-Surgery and LifeScan were major contributors both internationally and domestically. Professional products sales in the Asia-Pacific region also increased significantly.
  Average shares of common stock outstanding in the first three months of 1994 were 643.1 million, compared with 655.4 million for the same period a year ago, as a result of a $500 million share repurchase program in 1993.

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