Form 10-Q
period 1994-07-03
JOHNSON & JOHNSON
filed 1994-08-12
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 3, 1994

                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from               to


- - - -----------------------------------------------------------------

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

     On July 29, 1994, 643,265,231 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     July 3, 1994 and January 2, 1994                      3


   Consolidated Statement of Earnings for the
     Six Months Ended July 3, 1994 and
      July 4, 1993                                         5


   Consolidated Statement of Cash Flows
     for the Six Months Ended July 3, 1994
     and July 4, 1993                                      7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           12


   Signatures                                             16





Part II - Other Information


   Item 4 - Submission of Matters to a
             Vote of Security Holders                     15

   Items 1, 2, 3 and 5 are not applicable

   Exhibit Index                                          17

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        July 3,      January 2,
                                          1994          1994
Current Assets:

   Cash and cash equivalents          $   571           372

   Marketable securities (Note 2)         116           104

   Accounts receivable, trade, less
    allowances $217 (1993 - $170)       2,440         2,107

   Inventories (Note 4)                 1,901         1,717

   Deferred taxes on income               447           399

   Prepaid expenses and other
    receivables                           645           518

        Total current assets            6,120         5,217

Marketable securities, non-current,
  at cost, which approximates market
  value                                   464           437

Property, plant and equipment, at cost  7,183         6,783

    Less accumulated depreciation and
    amortization                        2,704         2,377

                                        4,479         4,406

Intangible assets, net (Note 5)           975           925

Deferred taxes on income                  487           484

Other assets (Note 2)                     917           773


        Total Assets                 $ 13,442        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        July 3,      January 2,
                                         1994          1994
Current Liabilities:

   Loans and notes payable            $   585           915

   Accounts payable                       829           901

   Accrued liabilities                  1,488         1,283

   Taxes on income                        295           113

       Total current liabilities        3,197         3,212

Long-term debt                          1,510         1,493

Deferred tax liability                    153           122

Certificates of extra compensation         77            91

Other liabilities                       1,884         1,756

Stockholders' equity
 Preferred stock - without par
   value (authorized and unissued
   2,000,000 shares)                        -             -

  Common stock - par value $1.00
    per share (authorized 1,080,000,000
    shares; issued 767,391,000 and
    767,372,000 shares)                   767           767

 Note receivable from employee stock
   ownership plan                         (73)          (84)

 Cumulative currency translation
   adjustments                            (50)         (338)

 Retained earnings (Note 2)             8,455         7,727

                                        9,099         8,072
   Less common stock held in treasury,
    at cost (123,858,000 & 124,391,000
    shares)                             2,478         2,504

   Total stockholders' equity           6,621         5,568

   Total liabilities and stockholders'
    equity                            $13,442        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            July 3,  Percent   July 4,   Percent
                              1994   to Sales    1993    to Sales



Sales to customers (Note 6) $3,916    100.0     3,541     100.0

Cost of products sold        1,287     32.8     1,148      32.4

Selling, marketing and
  administrative expenses    1,558     39.8     1,432      40.4

Research expense               313      8.0       286       8.1

Other income                   (28)     (.7)      (13)      (.3)

                             3,130     79.9     2,853      80.6

Earnings before interest and
  taxes on income              786     20.1       688      19.4

Interest income                  9       .2        15        .4

Interest expense, net of
 portion capitalized           (33)     (.8)      (33)      (.9)



Earnings before provision
  for taxes on income          762     19.5       670      18.9

Provision for taxes on
  income (Note 3)              203      5.2       175       4.9


NET EARNINGS                $  559     14.3       495      14.0


NET EARNINGS PER SHARE      $  .86                .75

CASH DIVIDENDS PER SHARE    $  .29                .26

AVG. SHARES OUTSTANDING      643.3              655.3



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Six Months Ended
                            July 3,  Percent   July 4,   Percent
                              1994   to Sales    1993    to Sales



Sales to customers (Note 6) $7,606    100.0     7,101     100.0

Cost of products sold        2,468     32.5     2,311      32.5

Selling, marketing and
  administrative expenses    3,038     39.9     2,868      40.4

Research expense               602      7.9       567       8.0

Other income                   (50)     (.7)      (44)      (.6)

                             6,058     79.6     5,702      80.3

Earnings before interest and
  taxes on income            1,548     20.4     1,399      19.7

Interest income                 19       .2        35        .5

Interest expense, net of
 portion capitalized           (69)     (.9)      (64)      (.9)



Earnings before provision
  for taxes on income        1,498     19.7     1,370      19.3

Provision for taxes on
  income (Note 3)              395      5.2       372       5.2


NET EARNINGS                $1,103     14.5       998      14.1


NET EARNINGS PER SHARE      $ 1.71               1.52

CASH DIVIDENDS PER SHARE    $  .55                .49

AVG. SHARES OUTSTANDING      643.2              655.4



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                          Fiscal Six Months Ended
                                            July 3,    July 4,
                                             1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $1,103      998
  Adjustments to reconcile net earnings to
    cash flows from operating activities:
    Depreciation and amortization of
      property and intangibles                  354      316
    Increase in accounts receivable, trade,
      less allowances                          (263)    (317)
    Increase in inventories                    (100)    (153)
    Changes in other assets and liabilities     132      (42)

    NET CASH FLOWS FROM OPERATING ACTIVITIES  1,226      802

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (327)    (375)
    Proceeds from the disposal of assets        102       14
    Acquisition of businesses, net of cash
      acquired                                    -      (24)
    Other, principally marketable securities   (132)     (18)

    NET CASH USED BY INVESTING ACTIVITIES      (357)    (403)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (354)    (321)
    Repurchase of common stock                  (39)     (64)
    Proceeds from short-term debt               213       85
    Retirement of short-term debt              (466)    (161)
    Proceeds from long-term debt                 11      155
    Retirement of long-term debt                (88)    (221)
    Proceeds from the exercise of stock
     options                                     27       17

    NET CASH USED BY FINANCING
     ACTIVITIES                                (696)    (510)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           26      (39)

INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   199     (150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  372      745

CASH AND CASH EQUIVALENTS, END OF PERIOD     $  571      595


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

NOTE 2 - ADOPTION OF SFAS NO. 115 - Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments subject to this standard are required to be carried at fair value, unless they are held to maturity. There was no effect on income as a result of adopting SFAS No. 115.
     The fair value of investment securities subject to the provisions of SFAS No. 115, totaled $203 million at July 3, 1994, which exceeded the carrying amount by $20 million.
     This unrealized gain was credited to Stockholders' Equity at July 3, 1994 net of deferred income taxes of $7 million. These investment securities are included in Marketable Securities Current and Other Assets on the balance sheet.

NOTE 3 - INCOME TAXES

The effective income tax rates for 1994 and 1993 are as follows:


                                     1994          1993

      First Quarter                  26.1%         28.1%
      Second Quarter                 26.6          26.1
      First Half                     26.4          27.2


The effective income tax rates for the first half of 1994 and 1993 are 26.4% and 27.2%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief.

NOTE 4 - INVENTORIES

 (Dollars in Millions)              July 3, 1994   Jan. 2, 1994

  Raw materials and supplies         $   527            448
  Goods in process                       485            485
  Finished goods                         889            784
                                     $ 1,901          1,717


NOTE 5 - INTANGIBLE ASSETS

  (Dollars in Millions)             July 3, 1994   Jan. 2, 1994

  Intangible assets                  $ 1,332          1,255
  Less accumulated amortization          357            330
                                     $   975            925

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                      Second Quarter                Six Months
                                                          Percent
                               Percent                    Increase
                  1994   1993  Increase      1994   1993  (Decrease)
Consumer
  Domestic     $  624    608      2.6      1,294   1,310    (1.2)
  International   646    576     12.2      1,255   1,151     9.0
                1,270  1,184      7.3%     2,549   2,461     3.6%

Pharmaceutical
  Domestic     $  541    428     26.4      1,037     857    21.0
  International   767    691     11.0      1,461   1,374     6.3
                1,308  1,119     16.9%     2,498   2,231    12.0%

Professional
  Domestic     $  744    712      4.5      1,425   1,381     3.2
  International   594    526     12.9      1,134   1,028    10.3
                1,338  1,238      8.1%     2,559   2,409     6.2%

Domestic       $1,909  1,748      9.2      3,756   3,548     5.9
International   2,007  1,793     11.9      3,850   3,553     8.4
  Worldwide    $3,916  3,541     10.6%     7,606   7,101     7.1%


SALES BY GEOGRAPHIC AREAS

                      Second Quarter              Six Months
                               Percent                    Percent
                  1994   1993  Increase      1994   1993  Increase


U.S.           $1,909  1,748      9.2      3,756   3,548     5.9
Europe          1,176  1,078      9.1      2,249   2,130     5.6
Western Hemisphere
  excluding U.S.  356    326      9.2        687     660     4.1
Africa, Asia and
  Pacific         475    389     22.1        914     763    19.8

    Total      $3,916  3,541     10.6%     7,606   7,101     7.1%

NOTE 7 - SUBSEQUENT EVENT
  In August, 1994, the Company announced that it has signed a definitive agreement to sell the ophthalmic pharmaceutical product line of Iolab Corporation for approximately $300 million. This transaction is expected to be consummated on or about September 1, 1994.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND EARNINGS


  Consolidated sales for the first six months of 1994 of $7,606 million exceeded sales of $7,101 million for the first six months of 1993 by 7.1%. The strength of the U.S. dollar relative to foreign currencies decreased sales for the first six months of 1994 by 1.6%. Excluding currency, sales increased 8.7% on an operational basis for the first six months of 1994. Consolidated net earnings for the first six months of 1994 were $1,103 million, compared with net earnings of $998 million for the first six months of 1993. Earnings per share for the first six months of 1994 were $1.71 compared with $1.52 for the same period a year ago. Net earnings and earnings per share rose 10.5% and 12.5%, respectively.

  Consolidated sales for the second quarter of 1994 were $3,916 million, an increase of 10.6% over 1993 second quarter sales of $3,541 million. The effect of the stronger U.S. dollar relative to foreign currencies decreased second quarter sales by 1.1%. Excluding the effect of currency exchange rates, sales would have increased 11.7%. Consolidated net earnings for the second quarter of 1994 were $559 million, compared with $495 million for the same period a year ago, an increase of 12.9%. Earnings per share for the second quarter of 1994 rose 14.7% to $.86 compared with $.75 in the 1993 period.

  Domestic sales for the first six months of 1994 were $3,756 million, an increase of 5.9% over 1993 domestic sales of $3,548 million for the same period a year ago. Sales by international subsidiaries were $3,850 million for the first six months of 1994 compared with $3,553 million for the same period a year ago, an increase of 8.4%. Excluding the impact of the stronger value of the dollar, international sales increased by 11.6%.
  Consumer sales increased 7.3% worldwide for the quarter versus the same period a year ago. Domestic sales growth was led by higher sales posted by McNeil Consumer Products Company, manufacturer of TYLENOL, IMODIUM A-D, and other over-the-counter drugs. The increase was partially offset by a decline in MONISTAT sales by Advanced Care Products due to the intense competition in the over-the-counter market for vaginal yeast infection remedies. The increase in international sales was attributed to the strong performance in the Asia-Pacific and Latin America regions, as well as the addition of RoC, the French-based adult skin care business acquired in December, 1993.
  Worldwide pharmaceutical sales for the quarter increased 16.9%, with domestic sales growing 26.4%. Leading the increase in domestic pharmaceutical sales gains were RISPERDAL, a new anti-psychotic medication for schizophrenia; PROPULSID, a gastrointestinal product introduced during the third quarter of 1993; FLOXIN, an anti-bacterial; PROCRIT, an anti-anemia drug and SPORANOX, an anti-fungal drug. RISPERDAL, since its launch last February, has met with considerable support from the medical community and is gaining market share due to its efficacy in treating the symptoms of schizophrenia. International pharmaceutical sales were up 11%, led by strong sales increases registered by EPREX, an anti-anemia drug SPORANOX and PREPULSID, a gastrointestinal drug.

  Worldwide sales for the professional segment increased 8.1%. The domestic sales increase was 4.5%, or 7.8% if adjusted for the divestiture of Sterile Design in 1993, a business that packaged custom supplies for surgical procedures. Worldwide growth continued to be led by the excellent performance of Ethicon Endo-Surgery, which markets instruments used in less-invasive surgery, Vistakon, which markets disposable contact lenses, and LifeScan, which markets blood glucose monitoring systems. Ethicon Endo-Surgery continued to gain market share in both the endoscopic and mechanical wound closure markets at an impressive pace.
  Average shares of common stock outstanding in the first half of 1994 were 643.2 million, compared with 655.4 million for the same period a year ago, as a result of a $500 million share repurchase program in 1993.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) was 17.5% of net capital compared with 25.8% at the end of 1993. Net debt decreased by $524 million during the first six months of 1994 to $1.41 billion at July 3, 1994. Total debt represented 24.0% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.2% at the end of 1993.
  Additions to property, plant and equipment were $327 million for the first six months of 1994, compared with $375 for the same period in 1993.
  On July 18, 1994, the Board of Directors approved a regular quarterly dividend of 29 cents per share payable on September 6, 1994 to shareholders of record as of August 16, 1994.

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the stockholders of the Company was held on April 28, 1994.

    (b) The Stockholders elected all the Company's nominees for director and approved the appointment of Coopers &
          Lybrand as the Company's independent auditors for 1994.
          The votes were as follows:

          1.   Election of Directors:

                                           For        Withheld
               J. W. Black             542,406,690   8,094,799
               G. N. Burrow            542,537,573   7,963,916
               R. E. Campbell          542,565,396   7,936,093
               J. G. Cooney            542,346,880   8,154,609
               P. M. Hawley            541,424,885   9,076,604
               C. H. Johnson           542,551,895   7,949,594
               A. D. Jordan            542,396,925   8,131,564
               A. G. Langbo            542,542,096   7,959,393
               R. S. Larsen            542,501,351   8,000,138
               J. S. Mayo              542,644,063   7,857,426
               T. S. Murphy            542,444,134   8,057,355
               P. J. Rizzo             542,451,544   8,049,945
               M. F. Singer            542,505,018   7,996,471
               R. B. Smith             539,909,760  10,591,729
               R. N. Wilson            542,444,154   8,057,335

          2.   Approval of Appointment of Coopers & Lybrand:

                      For              547,463,613
                      Against            1,464,730
                      Abstain            1,573,146

    (c) A stockholder proposal on pharmaceutical pricing. The vote on this proposal was as follows:

                      For               17,317,012
                      Against          446,420,832
                      Abstain           15,607,035

    (d)   A scheduled stockholder proposal on Executive
          Compensation was not presented at the meeting.









- - - - 15 -

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  August 12, 1994        By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  August 12, 1994        By     A. W. Roulston
                                     A. W. Roulston
                                (Corporate Controller)

                              EXHIBIT INDEX






Regulation S-K               Description

Exhibit Table                     of                    Page

  Item No.                     Exhibit                    No.





  11                 Calculation of Earnings           18 - 19

                      per Share

                                                      EXHIBIT 11

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                             Fiscal Quarter Ended
                                               July 3,    July 4,
                                                1994       1993

1. Net Earnings ................                $  559      495

2. Average number of shares outstanding
    during the period............                643.3    655.3

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $  .86      .75

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.3    655.3

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .3       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  16.0     19.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   413      530

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 42.88    39.88

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                   9.6     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.7      6.4

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 650.0    661.7

  i. Fully diluted earnings per share
      (1 / 4h) .................                $  .86      .75

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                               Six Months Ended
                                               July 3,    July 4,
                                                1994       1993

1. Net Earnings ................                $1,103      998

2. Average number of shares outstanding
    during the period............                643.2    655.4

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 1.71     1.52

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.2    655.4

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .3       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  16.0     19.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                   413      530

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 42.88    39.88

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                   9.6     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   6.7      6.4

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 649.9    661.8

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 1.70     1.51