Form 10-Q
period 1994-10-02
JOHNSON & JOHNSON
filed 1994-11-14
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 2, 1994

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

     On October 28, 1994, 642,622,815 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     October 2, 1994 and January 2, 1994                   3


   Consolidated Statement of Earnings for the
     Nine Months Ended October 2, 1994 and
      October 3, 1993                                      5


   Consolidated Statement of Cash Flows
     for the Nine Months Ended October 2, 1994
     and October 3, 1993                                   7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           12


   Signatures                                             17





Part II - Other Information


   Items 1 through 5 are not applicable

   Item  6 - Exhibits and Reports on Form 8-K             16

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        Oct. 2,      January 2,
                                          1994          1994
Current Assets:

   Cash and cash equivalents          $   866           372

   Marketable securities                   67           104

   Accounts receivable, trade, less
    allowances $201 (1993 - $170)       2,546         2,107

   Inventories (Note 4)                 2,038         1,717

   Deferred taxes on income               458           399

   Prepaid expenses and other
    receivables                           685           518

        Total current assets            6,660         5,217

Marketable securities, non-current,
  at cost, which approximates market
  value                                   445           437

Property, plant and equipment, at cost  7,437         6,783

    Less accumulated depreciation and
    amortization                        2,837         2,377

                                        4,600         4,406

Intangible assets, net (Note 5)         1,591           925

Deferred taxes on income                  518           484

Other assets                            1,019           773


        Total Assets                 $ 14,833        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Oct. 2,      January 2,
                                         1994          1994
Current Liabilities:

   Loans and notes payable            $ 1,142           915

   Accounts payable                       858           901

   Accrued liabilities                  2,054         1,283

   Taxes on income                        353           113

       Total current liabilities        4,407         3,212

Long-term debt                          1,258         1,493

Deferred tax liability                    160           122

Certificates of extra compensation         81            91

Other liabilities                       1,934         1,756

Stockholders' equity
 Preferred stock - without par
   value (authorized and unissued
   2,000,000 shares)                        -             -

  Common stock - par value $1.00
    per share (authorized 1,080,000,000
    shares; issued 767,392,000 and
    767,372,000 shares)                   767           767

 Note receivable from employee stock
   ownership plan                         (73)          (84)

 Cumulative currency translation
   adjustments                             32          (338)

 Retained earnings (Note 2)             8,771         7,727

                                        9,497         8,072
   Less common stock held in treasury,
    at cost (124,389,000 & 124,391,000
    shares)                             2,504         2,504

   Total stockholders' equity           6,993         5,568

   Total liabilities and stockholders'
    equity                            $14,833        12,242

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            Oct. 2,  Percent   Oct. 3,   Percent
                              1994   to Sales    1993    to Sales



Sales to customers (Note 6) $4,038    100.0     3,506     100.0

Cost of products sold        1,364     33.8     1,188      33.9

Selling, marketing and
  administrative expenses    1,601     39.6     1,445      41.2

Research expense               316      7.8       277       7.9

Other income                    32       .8         3        .1

                             3,313     82.0     2,913      83.1

Earnings before interest and
  taxes on income              725     18.0       593      16.9

Interest income                 20       .5        18        .5

Interest expense, net of
 portion capitalized           (32)     (.8)      (29)      (.8)



Earnings before provision
  for taxes on income          713     17.7       582      16.6

Provision for taxes on
  income (Note 3)              188      4.7       128       3.7


NET EARNINGS                $  525     13.0       454      12.9


NET EARNINGS PER SHARE      $  .82                .70

CASH DIVIDENDS PER SHARE    $  .29                .26

AVG. SHARES OUTSTANDING      643.3              651.7



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Nine Months Ended
                            Oct. 2,  Percent   Oct. 3,   Percent
                              1994   to Sales    1993    to Sales



Sales to customers (Note 6)$11,644    100.0    10,607     100.0

Cost of products sold        3,832     32.9     3,499      33.0

Selling, marketing and
  administrative expenses    4,639     39.8     4,313      40.7

Research expense               918      7.9       844       7.9

Other income                   (18)     (.1)      (41)      (.4)

                             9,371     80.5     8,615      81.2

Earnings before interest and
  taxes on income            2,273     19.5     1,992      18.8

Interest income                 39       .3        53        .5

Interest expense, net of
 portion capitalized          (101)     (.8)      (93)      (.9)



Earnings before provision
  for taxes on income        2,211     19.0     1,952      18.4

Provision for taxes on
  income (Note 3)              583      5.0       500       4.7


NET EARNINGS                $1,628     14.0     1,452      13.7


NET EARNINGS PER SHARE      $ 2.53               2.22

CASH DIVIDENDS PER SHARE    $  .84                .75

AVG. SHARES OUTSTANDING      643.2              653.9



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                          Fiscal Nine Months Ended
                                             Oct. 2,    Oct. 3,
                                              1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                 $1,628    1,452
  Adjustments to reconcile net earnings to
    cash flows from operating activities:
    Depreciation and amortization of
      property and intangibles                    532      468
    Increase in accounts receivable, trade,
      less allowances                            (289)    (313)
    Increase in inventories                      (160)    (142)
    Changes in other assets and liabilities       621       87

    NET CASH FLOWS FROM OPERATING ACTIVITIES    2,332    1,552

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment   (532)    (631)
    Proceeds from the disposal of assets          286       27
    Acquisition of businesses, net of cash
      acquired                                   (924)     (24)
    Other, principally marketable securities      (87)    (117)

    NET CASH USED BY INVESTING ACTIVITIES      (1,257)    (745)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                    (541)    (491)
    Repurchase of common stock                    (99)    (361)
    Proceeds from short-term debt                 515      261
    Retirement of short-term debt                (311)    (162)
    Proceeds from long-term debt                    9      165
    Retirement of long-term debt                 (245)    (313)
    Proceeds from the exercise of stock
     options                                       42       24

    NET CASH USED BY FINANCING
     ACTIVITIES                                  (630)    (877)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                             49      (31)

INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     494     (101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    372      745

CASH AND CASH EQUIVALENTS, END OF PERIOD      $   866      644

Supplemental disclosures of noncash investing and financing activities

  Fair value of assets acquired               $   972
  Liabilities assumed                             (48)
  Net cash payments made                      $   924

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

NOTE 2 - ADOPTION OF SFAS NO. 116 - Johnson & Johnson (the "Company"), has elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 116, "Accounting for Contributions Received and Contributions Made." This standard requires that an unconditional promise of a contribution shall be recognized as an expense in the period made. The cumulative effect and impact on the current year's financial statements of adopting SFAS No. 116 was not significant.

NOTE 3 - INCOME TAXES

The effective income tax rates for 1994 and 1993 are as follows:


                                     1994          1993

      First Quarter                  26.1%         28.1%
      First Half                     26.4          27.2
      Nine Months                    26.4          25.6


The effective income tax rates for the first nine months of 1994 and 1993 are 26.4% and 25.6%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief.

NOTE 4 - INVENTORIES

 (Dollars in Millions)              Oct. 2, 1994   Jan. 2, 1994

  Raw materials and supplies         $   592            448
  Goods in process                       512            485
  Finished goods                         934            784
                                     $ 2,038          1,717


NOTE 5 - INTANGIBLE ASSETS

  (Dollars in Millions)             Oct. 2, 1994   Jan. 2, 1994

  Intangible assets                  $ 1,926          1,255
  Less accumulated amortization          335            330
                                     $ 1,591            925

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The increase in intangible assets is primarily due to the acquisition of Neutrogena Corporation, partially offset by the divestiture of the ophthalmic pharmaceutical product line of Iolab Corporation (see Note 7 for additional information).

NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                       Third Quarter               Nine Months
                               Percent                    Percent
                  1994   1993  Increase      1994   1993  Increase
Consumer
  Domestic     $  714    682      4.7      2,008   1,992      .8
  International   660    533     23.8      1,915   1,684    13.7
                1,374  1,215     13.1%     3,923   3,676     6.7%

Pharmaceutical
  Domestic        554    458     21.0      1,591   1,315    21.0
  International   793    653     21.4      2,254   2,027    11.2
                1,347  1,111     21.2%     3,845   3,342    15.1%

Professional
  Domestic        734    698      5.2      2,159   2,079     3.8
  International          583    482           21.0 1,717 1,510   13.7
                1,317  1,180     11.6%     3,876   3,589     8.0%

Domestic        2,002  1,838      8.9      5,758   5,386     6.9
International   2,036  1,668     22.1      5,886   5,221    12.7
  Worldwide    $4,038  3,506     15.2%    11,644  10,607     9.8%


SALES BY GEOGRAPHIC AREAS

                       Third Quarter             Nine Months
                               Percent                    Percent
                  1994   1993  Increase      1994   1993  Increase


U.S.           $2,002  1,838      8.9      5,758   5,386     6.9
Europe          1,126    932     20.8      3,375   3,062    10.2
Western Hemisphere
  excluding U.S.  412    328     25.6      1,099     988    11.2
Africa, Asia and
  Pacific         498    408     22.1      1,412   1,171    20.6

    Total      $4,038  3,506     15.2%    11,644  10,607     9.8%

NOTE 7 - ACQUISITIONS AND DIVESTITURES
  On August 22, 1994, the Company announced that it had entered into an agreement with Neutrogena Corporation pursuant to which it would acquire for a net price of approximately $924 million all of the outstanding shares of common stock and options to purchase shares of common stock of Neutrogena through a tender offer and subsequent merger. During the week of September 26, 1994, the Company acquired and made payment for the Neutrogena common stock tendered in the tender offer, which represented approximately 98.6% of the Neutrogena common stock outstanding. On October 3, 1994, the Company consummated a short form merger pursuant to which the remaining shares of Neutrogena common stock were acquired at the same price per share paid pursuant to the tender offer. The acquisition was accounted for as a purchase, with the results of Neutrogena included from the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed has been based upon preliminary estimates and will be revised when additional information concerning asset and liability valuations is obtained. The excess of the cost over the preliminary valuation of the net assets acquired of $819 million has been allocated to goodwill and is being amortized over 40 years on a straight-line basis. Pro forma results of the acquisition, assuming that the transaction was consummated at the beginning of each year presented would not be materially different from the results reported.
  On September 6, 1994, the Company announced that it had entered into an agreement with Eastman Kodak Company to purchase Kodak's clinical diagnostics division for $1,008 million. It is anticipated that the closing of such acquisition will occur during the fourth quarter of 1994.
  On September 1, 1994, the Company completed the sale of the ophthalmic pharmaceutical product line of Iolab Corporation for approximately $300 million to Ciba Vision. The gain on the sale of the divestiture was reinvested in the reengineering of certain base businesses.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES AND EARNINGS


  Consolidated sales for the first nine months of 1994 of $11,644 million exceeded sales of $10,607 million for the first nine months of 1993 by 9.8%. The strength of the U.S. dollar relative to foreign currencies decreased sales for the first nine months of 1994 by .4%. Excluding currency, sales increased 10.2% on an operational basis for the first nine months of 1994. Consolidated net earnings for the first nine months of 1994 were $1,628 million, compared with net earnings of $1,452 million for the first nine months of 1993. Earnings per share for the first nine months of 1994 were $2.53 compared with $2.22 for the same period a year ago. Net earnings and earnings per share rose 12.1% and 14.0%, respectively.

  Consolidated sales for the third quarter of 1994 were $4,038 million, an increase of 15.2% over 1993 third quarter sales of $3,506 million. The effect of the stronger foreign currencies relative to the U.S. dollar increased third quarter sales by 2.1%. Excluding the effect of currency exchange rates, sales would have increased 13.1%. Consolidated net earnings for the third quarter of 1994 were $525 million, compared with $454 million for the same period a year ago, an increase of 15.6%. Earnings per share for the third quarter of 1994 rose 17.1% to $.82 compared with $.70 in the 1993 period.

  Domestic sales for the first nine months of 1994 were $5,758 million, an increase of 6.9% over 1993 domestic sales of $5,386 million for the same period a year ago. Sales by international subsidiaries were $5,886 million for the first nine months of 1994 compared with $5,221 million for the same period a year ago, an increase of 12.7%. Excluding the impact of the stronger value of the dollar, international sales increased by 13.4%.
   Domestic consumer sales increased 4.7% for the quarter. Growth was led by the introduction of JOHNSON'S Baby Healthflow, a feeding bottle for infants, by Johnson & Johnson Consumer Products, Inc. as well as the launch of a home cholesterol test kit by Advanced Care Products. Sales of MONISTAT 7, an over-the-counter remedy for vaginal yeast infections, have stabilized and shown progress versus the same period last year. International sales increased 23.8%, primarily attributable to the strong performance of our business in Brazil, where the local economy is recovering. Our Asia-Pacific consumer operations continued to perform well. The addition of RoC, the French-based adult skin care business acquired in December, 1993, also helped fuel international growth.
   Pharmaceutical sales for the third quarter increased 21.2% worldwide. Domestic pharmaceutical sales increased 21%, due to the strong performances of RISPERDAL, an anti-psychotic medication for schizophrenia; PROPULSID, a gastrointestinal product introduced during the third quarter of 1993; SPORANOX, an anti-fungal; PROCRIT, an anti-anemia drug and FLOXIN, an anti-bacterial. International pharmaceutical sales were up 21.4%, led by strong sales increases registered by EPREX (sold in the U.S. as PROCRIT), PREPULSID (sold in the U.S. as PROPULSID), SPORANOX and RISPERDAL.

   Domestic professional sales for the third quarter increased 5.2%, despite the negative impact from our divestitures of the "A" Company (orthodontic appliances) and the ophthalmic pharmaceutical business of IOLAB. The domestic sales increase was led by the further expansion of Ethicon Endo-Surgery's less invasive instruments; solid performances by Johnson & Johnson Medical; LifeScan's blood glucose monitoring systems; Vistakon's disposable contact lenses; and rapid expansion of the stent business for narrowed or blocked arteries. Ethicon Endo-Surgery continued to gain market share and is now the leader in the disposable endoscopic instruments market in the U.S.
     Johnson & Johnson Medical's PROTECTIV catheter, which offers a unique system of safety for the health care practitioner by minimizing needle sticks, is experiencing solid growth. Sales of the PALMAZ-SCHATZ Balloon-Expandable Stent have been growing swiftly since the Food and Drug Administration approved the device for use in coronary arteries in August, 1994. All international markets are performing well on the strength of their base businesses and recorded a solid growth of 21%.
  In December 1993, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 93-7, "Reporting on Advertising Costs", which provides guidance on the financial reporting of advertising costs. The new statement, which will be adopted in the first quarter of 1995, will not have a material effect on the Company's results of operations or its financial position.
  Average shares of common stock outstanding in the first nine months of 1994 were 643.2 million, compared with 653.9 million for the same period a year ago, as a result of a $500 million share repurchase program in 1993.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) was 17.3% of net capital compared with 25.8% at the end of 1993. Net debt decreased by $465 million during the first nine months of 1994 to $1.47 billion at October 2, 1994. Total debt represented 25.6% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.2% at the end of 1993.
  Additions to property, plant and equipment were $532 million for the first nine months of 1994, compared with $631 for the same period in 1993.
  On October 17, 1994, the Board of Directors approved a regular quarterly dividend of 29 cents per share payable on December 6, 1994 to shareholders of record as of November 15, 1994.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit Numbers

          (1)  Exhibit 11 - Calculation of Earnings Per Share

          (2)  Exhibit 27 - Financial Data Schedule

    (b)   Report on Form 8-K:

          A report on Form 8-K was filed on October 5, 1994, which included pro forma financial information prepared to reflect the two acquisitions by the Company referred to under Note 7 - Acquisitions and Divestitures: (a) Unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended July 3, 1994 and the year ended January 2, 1994, (b) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of July 3, 1994 and (c) the notes thereto.






































- - - 16 -

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  November 11, 1994      By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  November 11, 1994      By     A. W. Roulston
                                     A. W. Roulston
                                (Corporate Controller)

                                                      EXHIBIT 11

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                             Fiscal Quarter Ended
                                               Oct. 2,    Oct. 3,
                                                1994       1993

1. Net Earnings ................                $  525      454

2. Average number of shares outstanding
    during the period............                643.3    651.7

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $  .82      .70

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.3    651.7

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .3       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  32.0     19.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,244      521

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 51.75    39.13

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  24.0     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   8.3      6.4

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 651.6    658.1

  i. Fully diluted earnings per share
      (1 / 4h) .................                $  .81      .69

                                                     EXHIBIT 11

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                               Nine Months Ended
                                               Oct. 2,    Oct. 3,
                                                1994       1993

1. Net Earnings ................                $1,628    1,452

2. Average number of shares outstanding
    during the period............                643.2    653.9

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 2.53     2.22

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.2    653.9

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .3       .7

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  32.0     19.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,244      521

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 51.75    39.13

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  24.0     13.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   8.3      6.4

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 651.5    660.3

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 2.50     2.20