Form 10-Q/A
period 1994-10-02
JOHNSON & JOHNSON
filed 1994-11-15
CIK 200406

Exhibit 27

                            Johnson & Johnson
                         Financial Data Schedule
                  for Nine Months Ended October 2, 1994




Item Number

5-02 (1)

5-02 (2)

5-02 (3) (a) (1)


5-02 (6)

5-02 (9)

5-02 (13)

5-02 (14)

5-02 (18)

5-02 (21)

5-02 (30)

5-02 (31)

5-02 (32)


5-03 (b) 1 (a)

5-03 (b) 2 (a)

5-03 (b) (10)


5-03 (b) (11)

5-03 (b) (19)

5-03 (b) (20)

Item Description

Cash and cash items

Marketable securities

Notes and accounts receivable -
  trade

Inventory

Total current assets

Property, plant and equipment

Accumulated depreciation

Total assets

Total current liabilities

Common stock

Other stockholder's equity

Total liabilities and
  stockholders' equity

Net sales of tangible products

Cost of tangible goods sold

Income before taxes and other
  items

Income tax expense

Net income or loss

Earnings per share - primary

   Amount

                                                           $  866

                                                               67


                                                            2,747

                                                            2,038

                                                            6,660

                                                            7,437

                                                            2,837

                                                           14,833

                                                            4,407

                                                              767

                                                            6,226


                                                           14,833

                                                           11,644

                                                            3,832


                                                            2,211

                                                              583

                                                            1,628

                                                             2.53