Form 10-K405
period 1995-01-01
JOHNSON & JOHNSON
filed 1995-04-03
CIK 200406

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 1995          COMMISSION FILE NUMBER 1-3215

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

       Registrant's telephone number, including area code (908) 524-0400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock, Par Value $1.00                   New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1995 was approximately $36.0 billion.

     On February 28, 1995 there were 643,101,424 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  Portions of registrant's annual report to stockholders for fiscal year 1994.

Part III:        Portions of registrant's proxy statement for its 1995 annual meeting of stockholders.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/
===============================================================================

                                            PART I

ITEM                                                                                      PAGE
- ----                                                                                      ----
 l.    Business.......................................................................      1
         General......................................................................      1
         Segments of Business; Geographic Areas.......................................      1
         Consumer.....................................................................      1
         Pharmaceutical...............................................................      1
         Professional.................................................................      2
         International................................................................      2
         Raw Materials................................................................      2
         Patents and Trademarks.......................................................      2
         Seasonality..................................................................      2
         Competition..................................................................      2
         Research.....................................................................      3
         Environment..................................................................      3
         Regulation...................................................................      3
 2.    Properties.....................................................................      4
 3.    Legal Proceedings..............................................................      5
 4.    Submission of Matters to a Vote of Security Holders............................      5
       Executive Officers of the Registrant...........................................      5

                                           PART II

 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........      6
 6.    Selected Financial Data........................................................      6
 7.    Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................      6
 8.    Financial Statements and Supplementary Data....................................      6
 9.    Disagreements on Accounting and Financial Disclosure...........................      6

                                          PART III

10.    Directors and Executive Officers of the Registrant.............................      6
11.    Executive Compensation.........................................................      6
12.    Security Ownership of Certain Beneficial Owners and Management.................      6
13.    Certain Relationships and Related Transactions.................................      6

                                          PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............      7
       Signatures.....................................................................      9
       Report of Independent Auditors.................................................     11
       Consent of Independent Auditors................................................     12
       Exhibit Index..................................................................     13

     Form 10-Q Quarterly Reports Available. A copy of Johnson & Johnson's Quarterly Report on Form 10-Q for any of the first three quarters of the current fiscal year, without exhibits, will be provided without charge to any stockholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. Each report will be available about 45 days after the end of the quarter to which it relates.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 81,500 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being.

     Johnson & Johnson is organized on the principles of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations of Johnson & Johnson. In addition, three Executive Committee members are Chairmen of Group Operating Committees, which are comprised of managers who represent key operations within the group, as well as management expertise in other specialized functions. These Committees oversee and coordinate the activities of domestic and international companies related to each of the consumer, pharmaceutical, professional and diagnostic businesses. Operating management of each company is headed by a Chairman, President, General Manager or Managing Director who reports directly to or through a Company Group Chairman. In line with this policy of decentralization, each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. The narrative and tabular (but not the graphic) descriptions of segments and geographic categories captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 26 through 28 and 41 of Johnson & Johnson's annual report to stockholders for fiscal year 1994 are incorporated herein by reference thereto.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including oral and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult incontinence products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; o.b. Tampons; CLEAN & CLEAR skin care products; RoC skin care products, SHOWER TO SHOWER personal care powder products; STAYFREE and SURE & NATURAL sanitary protection products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; MONISTAT 7, an over-the-counter remedy for vaginal yeast infections; MYLANTA gastrointestinal products from the Johnson & Johnson and Merck & Co., Inc. joint venture; NEUTROGENA skin and hair products; PEDIACARE children's cold and allergy medications; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; SERENITY incontinence products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy, antifungal, biotech, central nervous system, contraceptive, dermatology, gastrointestinal and immunobiology fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC, a transdermal patch for chronic pain; EPREX (sold in the U.S. as PROCRIT), a biotechnology derived version of the human hormone erythropoietin, which stimulates red blood cell production; ERGAMISOL, a colon cancer drug; FLOXIN, an antibacterial; HISMANAL, the once-a-day less sedating antihistamine; IMODIUM, an antidiarrheal; LEUSTATIN, for hairy cell leukemia;

MOTILIUM, a gastrointestinal mobilizer; NIZORAL, SPORANOX and TERAZOL, antifungals; ORTHOCLONE OKT-3, for reversing the rejection of kidney, heart and liver transplants; ORTHO-NOVUM group of oral contraceptives; PREPULSID (sold in the U.S. as PROPULSID), a gastrointestinal prokinetic; RETIN-A, a dermatological cream for acne; and RISPERDAL, an antipsychotic drug.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, less-invasive surgical instruments, diagnostic products, medical equipment and devices, ophthalmic products, surgical instruments, joint replacements and products for wound management and infection prevention. These products are used principally in the professional fields by physicians, dentists, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries manufacturing in 40 countries outside the United States and selling in over 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Switzerland, the United Kingdom and Germany. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $1,278, $1,182 and $1,127 million for fiscal years 1994, 1993 and 1992, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

     The costs of human health care have been and continue to be a subject of study and investigation by governmental agencies and legislative bodies in the United States and other countries; most recently in the United States by the Administration's health reform task force. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs. Even in the absence of new government regulation, managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug pricing and appropriate drug utilization. For example, the 1990 Omnibus Budget Reconciliation Act included a provision requiring pharmaceutical companies to rebate to states a portion of the revenues from pharmaceutical products dispensed to state Medicaid recipients. The Veterans Health Care Act of 1992 granted state and local facilities receiving Public Health Service Funds the right to purchase drugs at Medicaid prices. The same Act mandated discount prices for drug sales to the Department of Veterans Affairs and other Federal Supply Schedule purchasers.

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

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 154 manufacturing facilities occupying approximately 16 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                                              SQUARE FEET
    SEGMENT                                                                  (IN THOUSANDS)
    -------                                                                  --------------
    Consumer...............................................................       6,703
    Pharmaceutical.........................................................       2,765
    Professional...........................................................       6,819
                                                                                 ------
              Worldwide total..............................................      16,287
                                                                                 ======

     Within the United States, 12 facilities are used by the Consumer segment, 7 by the Pharmaceutical segment and 35 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                   NUMBER OF       SQUARE FEET
    GEOGRAPHIC AREA                                                FACILITIES     (IN THOUSANDS)
    ---------------                                                ----------     --------------
    United States................................................      54              7,980
    Europe.......................................................      42              3,829
    Western Hemisphere excluding U.S.A...........................      19              2,428
    Africa, Asia and Pacific.....................................      39              2,050
                                                                      ---             ------
              Worldwide total....................................     154             16,287
                                                                      ===             ======

     In addition to the manufacturing facilities discussed above, Johnson & Johnson maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed under "Business -- Research."

     Johnson & Johnson generally seeks to own its manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

     Johnson & Johnson's properties are maintained in good operating condition and repair and are well utilized.

     For information regarding lease obligations see Note 9 under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 34 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 41 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 19 "Pending Legal Proceedings" on page 39 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994 is incorporated herein by reference.

     The Company or its subsidiaries are parties to a number of administrative and judicial environmental proceedings, including proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state laws. The primary relief sought in these proceedings is the cost of past and future remediation. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of the Company, such proceedings should not ultimately result in any liability which would have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 15, 1995, each of whom has been an employee of the Company or its affiliates during the past five years, except as otherwise noted. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Stockholders executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated by reference to pages 2 through 7 of Johnson & Johnson's Proxy Statement dated March 9, 1995.

              NAME                AGE                           POSITION
              ----                ---                           --------
Roger S. Fine....................  52      Member, Executive Committee; Vice President,
                                             Administration(a)
George S. Frazza.................  61      Member, Executive Committee; Vice President,
                                             General Counsel
Ronald G. Gelbman................  47      Member, Executive Committee; Worldwide Chairman,
                                             Pharmaceutical and Diagnostics Group(b)
Clark H. Johnson.................  59      Member, Executive Committee; Vice President,
                                             Finance
Ralph S. Larsen..................  56      Chairman, Board of Directors and Chief Executive
                                             Officer; Chairman, Executive Committee
Peter N. Larson..................  55      Member, Executive Committee; Worldwide Chairman,
                                             Consumer and Personal Care Group
James T. Lenehan.................  46      Member, Executive Committee; Worldwide Chairman,
                                             Consumer Pharmaceuticals and Professional
                                             Group(c)
Robert N. Wilson.................  54      Vice-Chairman, Board of Directors; Vice-Chairman
                                             Executive Committee

- ---------------
(a) Mr. R. S. Fine joined the Company in 1974 and became Assistant General Counsel in 1978 and Associate General Counsel in 1984. He became a Member of the Executive Committee and Vice President, Administration in 1991.

(b) Mr. R. G. Gelbman joined the Company in 1972 and became a Company Group Chairman in 1987. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceutical and Diagnostics Group in 1994.

(c) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals and Professional Group in 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
         HOLDER MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices and Cash Dividends Paid" on page 24 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1984-1994" on page 42 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview, Sales and Earnings, Costs and Expenses, Liquidity and Capital Resources and Changing Prices and Inflation" on pages 23 through 26, of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Independent Auditor's Report," on pages 29 through 40 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers is presented at the end of
Part I hereof. Information with respect to directors is incorporated herein by reference to the material captioned "Election of Directors-- Nominees" on pages 2 through 7 of Johnson & Johnson's Proxy Statement dated March 9, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Directors' Fees, Committees and Meetings" and "Executive Compensation" on pages 8 and 9, and 14 through 17 of Johnson & Johnson's Proxy Statement dated March 9, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "General Information--Principal Stockholder" and "Election of Directors--Stock Ownership/Control" on pages 2 and 8 of Johnson & Johnson's Proxy Statement dated March 9, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements to be included in this report are incorporated in
Part II, Item 8 hereof by reference to Johnson & Johnson's Annual Report to Stockholders for fiscal year 1994.

         2. Financial Statement Schedules

         II Reserves

     Schedules other than those listed above are omitted because they are not required or are not applicable.

         3. Exhibits Required to be Filed by Item 60l of Regulation S-K

     The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          (1) A report on Form 8-K was filed on October 5, 1994, which included the following pro forma financial information prepared to reflect the two acquisitions by the Company referred to in Note 18 under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 38 of Johnson & Johnson's Annual Report to Stockholders for the fiscal year 1994: (i) Unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended July 3, 1994 and the year ended January 2, 1994,
     (ii) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of July 3, 1994 and (iii) the Notes thereto.

          (2) A report on Form 8-K was filed on December 2, 1994, which included the following pro forma financial information prepared to reflect the two acquisitions by the Company referred to in (1) above: (i) Unaudited Pro Forma Condensed Consolidated Statements of Income for the nine months ended October 2, 1994 and the year ended January 2, 1994, (ii) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of October 2, 1994 and (iii) the Notes thereto.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                            SCHEDULE II -- RESERVES

    FISCAL YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
                             (DOLLARS IN MILLIONS)

                                                                                DEDUCTIONS FROM RESERVES
                                               ADDITIONS               -------------------------------------------
                               BALANCE AT       CHARGED                                                  BALANCE
                                BEGINNING    TO COSTS AND                                                AT END
                                OF PERIOD     EXPENSES(1)              DESCRIPTION          AMOUNT      OF PERIOD
                               -----------   -------------             -----------          ------      ---------
1994
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                       Write-offs less
       accounts...............    $ 56             35             recoveries..............     17           77
                                                                Currency adjustments......    (3)

     Reserve for customer                                       Customer rebates
       rebates................      87            452             allowed.................    447
                                                                Currency adjustments......    (1)           93
     Reserve for cash
       discounts..............      27            276           Cash discounts allowed....    274
                                                                Currency adjustments......    (1)           30
                                  ----            ---                                         ---          ---
                                  $170            763                                         733          200
                                  ====            ===                                         ===          ===
1993
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                       Write-offs less
       accounts...............    $ 57             26             recoveries..............     24
                                                                Currency adjustments......      3           56

     Reserve for customer                                       Customer rebates
       rebates................      60            406             allowed.................    379           87
     Reserve for cash
       discounts..............      26            245           Cash discounts allowed....    244           27
                                  ----            ---                                         ---          ---
                                  $143            677                                         650          170
                                  ====            ===                                         ===          ===

1992
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                       Write-offs less
       accounts...............    $ 58             23             recoveries..............     20
                                                                Currency adjustments......      4           57

     Reserve for customer                                       Customer rebates
       rebates................      51            343           allowed...................    334           60
     Reserve for cash
       discounts..............      27            232           Cash discounts allowed....    233           26
                                  ----            ---                                         ---          ---
                                  $136            598                                         591          143
                                  ====            ===                                         ===          ===

- ---------------
(1) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1995                                 JOHNSON & JOHNSON
                                                     -----------------
                                                       (Registrant)

                                          By       /s/ R. S. LARSEN
                                                   ----------------
                                              R. S. Larsen, Chairman, Board of
                                                          Directors
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                         DATE
- -----------------------------------    ------------------------------------    ---------------

             /s/ R. S. LARSEN          Chairman, Board of Directors and        March 31, 1995
           ------------------          Chief Executive Officer, and
           R. S. Larsen                Director (Principal Executive
                                       Officer)

            /s/ C. H. JOHNSON          Vice President -- Finance and           March 31, 1995
           ------------------          Director (Principal Financial
           C. H. Johnson               Officer)

           /s/ A. W. ROULSTON          Controller                              March 21, 1995
           ------------------
           A. W. Roulston

              /s/ J. W. BLACK          Director                                March 31, 1995
           ------------------
           J. W. Black

            /s/ G. N. BURROW           Director                                March 31, 1995
           ------------------
           G. N. Burrow

             /s/ J. G. COONEY          Director                                March 31, 1995
           ------------------
           J. G. Cooney

            /s/ P. M. HAWLEY           Director                                March 31, 1995
           ------------------
           P. M. Hawley

             /s/ A. D. JORDAN          Director                                March 23, 1995
           ------------------
           A. D. Jordan

             /s/ A. G. LANGBO          Director                                March 30, 1995
           ------------------
           A. G. Langbo

             /s/ P. N. LARSON          Director                                March 31, 1995
           ------------------
           P. N. Larson

             SIGNATURE                                TITLE                         DATE
             ---------                                -----                         ----

         /s/ J. S. MAYO                Director                                March 23, 1995
  ------------------------------
             J. S. Mayo

        /s/ T. S. MURPHY               Director                                March 23, 1995
  ------------------------------
            T. S. Murphy

         /s/ P. J. RIZZO               Director                                March 24, 1995
  ------------------------------
             P. J. Rizzo

        /s/ M. F. SINGER               Director                                March 23, 1995
  ------------------------------
            M. F. Singer

         /s/ R. B. SMITH               Director                                March 31, 1995
  ------------------------------
             R. B. Smith

         /s/ R. N. WILSON              Director                                March 31, 1995
  ------------------------------
             R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Johnson & Johnson:

     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1994 Annual Report to Stockholders and appears on page 40 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.
                                          ----------------------------
                                              COOPERS & LYBRAND L.L.P.

New York, New York
January 23, 1995

                        CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation by reference in Registration Statements No. 33-52252, 33-40294, 33-40295, 33-32875, 2-67443 and 33-7634 on
Form S-8, No. 33-55977 and 33-47424 on Form S-3 and No. 33-57583 on Form S-4 and
related Prospectuses of our report dated January 23, 1995 on our audits of the consolidated financial statements and financial statement schedule of Johnson & Johnson and subsidiaries as of January 1, 1995 and January 2, 1994, and for each of the three years in the period ended January 1, 1995, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                          /s/ COOPERS & LYBRAND L.L.P.
                                          ----------------------------
                                              COOPERS & LYBRAND L.L.P.

New York, New York
January 23, 1995

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                                     DESCRIPTION
  ITEM NO.                                         OF EXHIBIT
- -------------                                     -----------
       3(a)     Certificate of Amendment to the Restated Certificate of Incorporation of the
                Company and Restated Certificate of Incorporation, dated May 20,
                1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's
                Form 10-K Annual Report for the year ended January 3, 1993.
       3(b)     By-Laws of the Company, as amended April 26, 1990 -- Incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the
                year ended January 3, 1993.
      10(a)     1991 Stock Option Plan -- Incorporated by reference to Registration Statement
                No. 33-40294, Exhibit 4(a).*
      10(b)     1986 Stock Option Plan (as amended) -- Incorporated herein by reference to
                Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(c)     1980 Stock Option Plan (as amended) -- Incorporated herein by reference to
                Exhibit 10(d) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(d)     1991 Stock Compensation Plan -- Incorporated herein by reference to Exhibit
                10(e) of the Registrant's Form 10-K Annual Report for the year ended January 3,
                1993.*
      10(e)     Domestic Deferred Compensation Plan -- Incorporated herein by reference to
                Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(f)     Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit
                10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3,
                1993.*
      10(g)     Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit
                10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3,
                1993.*
      11        -- Calculation of Earnings Per Share -- Filed with this document.
      12        -- Statement of Computation of Ratio of Earnings to Fixed Charges -- Filed with this document.
      13        -- Annual report to stockholders for fiscal year 1994 (only those portions incorporated by reference in this document are deemed "filed") -- Filed with this document.
      21        -- Subsidiaries -- Filed with this document.
      27        -- Financial Data Schedule for Year Ended January 1, 1995 -- Filed with this document.
      28        -- Form 11-K for the Johnson & Johnson Savings Plan to be filed on or before
                June 30, 1995.

- ---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.