Form 10-Q
period 1995-04-02
JOHNSON & JOHNSON
filed 1995-05-12
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 2, 1995

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

     On April 28, 1995, 645,347,135 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     April 2, 1995 and January 1, 1995                     3


   Consolidated Statement of Earnings for the
     Three Months Ended April 2, 1995 and
      April 3, 1994                                        5


   Consolidated Statement of Cash Flows
     for the Three Months Ended April 2, 1995
     and April 3, 1994                                     6


   Notes to Consolidated Financial Statements              7


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           10


   Signatures                                             14





Part II - Other Information


   Items 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K             13

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        April 2,     January 1,
                                          1995          1995
Current Assets:

   Cash and cash equivalents          $   460           636

   Marketable securities at cost          554            68

   Accounts receivable, trade, less
  allowances $208 (1994 - $200)         2,837         2,601

   Inventories (Note 3)                 2,326         2,161

   Deferred taxes on income               655           582

   Prepaid expenses and other
  receivables                             731           632


        Total current assets            7,563         6,680

Marketable securities, non-current        373           354

Property, plant and equipment, at cost  7,697         7,655

    Less accumulated depreciation and
    amortization                        2,864         2,745

                                        4,833         4,910

Intangible assets, net (Note 4)         2,453         2,403

Deferred taxes on income                  401           262

Other assets                            1,016         1,059


        Total Assets                 $ 16,639        15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       April 2,      January 1,
                                         1995           1995
Current Liabilities:

   Loans and notes payable            $   526           899

   Accounts payable                     1,122         1,192

   Accrued liabilities                  1,761         1,602

 Accrued salaries, wages and commissions  349           257

   Taxes on income                        412           316

       Total current liabilities        4,170         4,266

Long-term debt                          2,210         2,199

Deferred tax liability                    146           130

Certificates of extra compensation         70            85

Other liabilities                       2,162         1,866

Stockholders' equity
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 1,080,000,000 shares;
   issued 767,393,000 and 767,392,000
   shares)                                767           767

   Note receivable from employee stock
     ownership plan                       (64)          (73)

   Cumulative currency translation
   adjustments                            306           (35)

   Retained earnings                    9,379         8,966

                                       10,388         9,625
     Less common stock held in treasury,
    at cost (124,393,000 & 124,382,000
     shares)                            2,507         2,503

     Total stockholders' equity         7,881         7,122

     Total liabilities and stockholders'
    equity                            $16,639        15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            April 2, Percent   April 3,  Percent
                              1995   to Sales    1994    to Sales



Sales to customers (Note 5) $4,496    100.0     3,690     100.0

Cost of products sold        1,447     32.2     1,181      32.0

Selling, marketing and
  administrative expenses    1,720     38.2     1,480      40.1

Research expense               353      7.9       289       7.8

Other expense (income)         28        .6      (22)       (.6)

                            3,548      78.9    2,928       79.3

Earnings before interest and
  taxes on income              948     21.1       762      20.7

Interest income                 18       .4        10        .2

Interest expense, net of
 portion capitalized          (45)     (1.0)     (36)      (1.0)



Earnings before provision
  for taxes on income          921     20.5       736      19.9

Provision for taxes on
  income (Note 2)              267      6.0       192       5.2


NET EARNINGS                $  654     14.5       544      14.7


NET EARNINGS PER SHARE       $ 1.02                .85

CASH DIVIDENDS PER SHARE     $  .29                .26

AVG. SHARES OUTSTANDING       643.1              643.1



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                             Fiscal Quarter Ended
                                             April 2,   April 3,
                                               1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $  654      544
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  204      175
    Increase in accounts receivable, trade,
      less allowances                          (163)    (141)
    Increase in inventories                     (54)     (68)
    Changes in other assets and liabilities      71       45

    NET CASH FLOWS FROM OPERATING ACTIVITIES    712      555

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (218)    (141)
    Proceeds from the disposal of assets        395       18
    Other, principally marketable securities   (476)     (76)

    NET CASH USED BY INVESTING ACTIVITIES      (299)    (199)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (187)    (167)
    Repurchase of common stock                  (77)     (34)
    Proceeds from short-term debt                72      152
    Retirement of short-term debt              (447)    (333)
    Proceeds from long-term debt                  3        8
    Retirement of long-term debt                 (2)     (46)
    Proceeds from the exercise of stock
     options                                     29       15

    NET CASH USED BY FINANCING
     ACTIVITIES                                (609)    (405)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           20       11

DECREASE IN CASH AND CASH EQUIVALENTS          (176)     (38)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  636      372

CASH AND CASH EQUIVALENTS, END OF PERIOD    $   460      334


              See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 1995. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period.

NOTE 2 - INCOME TAXES
The effective income tax rates for the first three months of 1995 and 1994 are 29.0% and 26.1%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant providing for tax relief.

NOTE 3 - INVENTORIES

(Dollars in Millions)             April 2, 1995  Jan. 1, 1995

Raw materials and supplies         $   655          477
Goods in process                       665          640
Finished goods                       1,006        1,044
                                   $ 2,326        2,161

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)            April 2, 1995   Jan. 1, 1995

Intangible assets                  $ 2,779        2,667
Less accumulated amortization          326          264
                                   $ 2,453        2,403

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.
NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)


SALES BY SEGMENT OF BUSINESS


                              First Quarter
                                         Percent
                         1995    1994    Increase

Consumer
  Domestic           $   729     670       8.8
  International          707     609      16.1
                       1,436   1,279      12.3%


Pharmaceutical
  Domestic           $   607     496      22.4
  International          876     694      26.2
                       1,483   1,190      24.6%


Professional
  Domestic           $   840     681      23.3
  International          737     540      36.5
                       1,577   1,221      29.2%


Domestic             $ 2,176   1,847      17.8
International          2,320   1,843      25.9
  Worldwide          $ 4,496   3,690      21.8%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREA
                                  First Quarter
                                             Percent
                             1995    1994    Increase

U.S.                     $ 2,176   1,847       17.8
Europe                     1,356   1,073       26.4
Western Hemisphere
  excluding U.S.             406     331       22.7
Africa, Asia, & Pacific      558     439       27.1

    Total                $ 4,496   3,690       21.8%


NOTE 6 - DIVESTITURES

  On March 31, 1995, the Company sold IOLAB's worldwide ophthalmic surgical business to Chiron Vision, a division of Chiron Corporation. This transaction, together with the sale last year of IOLAB's ophthalmic pharmaceutical business furthers the Company's ability to focus resources on other business areas that provide greater opportunities for continued growth and profitability.
  On March 15, 1995, the Company divested Johnson & Johnson Advanced Materials Company and Chicopee B.V., Netherlands, worldwide developers and marketers of non-woven materials used in a broad range of health care, consumer and industrial applications.
  These divestitures resulted in an after-tax capital gain of $103 million, which was offset by write-offs of certain assets in connection with re-engineering programs.
NOTE 7 - SUBSEQUENT EVENT

  On April 4, 1995, the Company completed the acquisition of Mitek Surgical Products, Inc., a developer and manufacturer of suture anchor products marketed for soft tissue reattachment.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first quarter of 1995 were $4,496 million, an increase of 21.8% over 1994 first quarter sales of $3,690 million. The effect of the weaker dollar relative to foreign currencies increased first quarter's sales by 4.2%. Excluding the positive effect of currency, sales grew 17.6% on an operational basis for the first quarter of 1995. Consolidated net earnings for the first quarter of 1995 were $654 million, compared with $544 million for the same period a year ago, an increase of 20.2%. Earnings per share for the period were $1.02, compared with $.85 for the same period in 1994, an increase of 20.0%.
  Domestic sales for the first three months of 1995 were $2,176 million, an increase of 17.8% over 1994 domestic sales of $1,847 million for the same period. Sales by international subsidiaries were $2,320 million for the first quarter of 1995 compared with $1,843 million for the same period a year ago, an increase of 25.9%. Excluding the impact of the lower value of the dollar, international sales increased by 17.5% for the quarter.
  Domestic consumer sales increased 8.8% for the quarter. Growth was led by the addition of Neutrogena, a line of high quality skin and hair care products, which was acquired at the end of the third quarter of 1994. International consumer sales increased 16.1%, primarily from the strong performance of our business in Brazil, where the local economy has recovered from a year ago. Consumer business in Europe and Asia-Pacific regions also performed well.
  Worldwide pharmaceutical sales for the quarter increased 24.6%, with domestic sales growing 22.4%. Leading the increase in pharmaceutical sales gains were RISPERDAL, a new anti-psychotic drug; PROPULSID, a gastrointestinal product; PROCRIT, for the treatment of anemia; SPORANOX, a broad spectrum anti-fungal agent. RISPERDAL, an anti-psychotic medication which helps reduce both the positive and negative symptoms of schizophrenia, was launched in the U.S. in February, 1994. The significant sales volume gain since its launch is a testimony to the drug's efficacy in meeting clinical needs unresolved by conventional pharmaceutical agents. RISPERDAL is now being marketed in 25 countries around the world.
  On March 7, 1995, the Company received approval from the U.S. Food and Drug Administration to market a new prescription pain reliever, ULTRAM. The drug has a dual mechanism of action that controls pain without the serious gastrointestinal side effects of many currently available medications.
  Worldwide sales for the professional segment increased 29.2%. Sales gained from Clinical Diagnostics, acquired from Kodak in the fourth quarter of 1994, were partially offset by the divestitures of "A" Company, Johnson & Johnson Advanced Materials, Chicopee B.V. and IOLAB.
  Strong sales growth continued to be fueled by the significant progress made by the PALMAZ-SCHATZ stent, Ethicon Endo-Surgery's minimally invasive surgical instruments, ACUVUE disposable contact lenses, and LifeScan's blood glucose monitoring systems. Our base businesses, such as Ethicon sutures, also contributed significantly to the growth. Johnson & Johnson Interventional Systems received approval from the U.S. Food and Drug Administration in August, 1994 to market the PALMAZ-SCHATZ balloon-expandable stent for coronary artery disease. The market acceptance of this product has been strong due to its efficacy in reducing restenosis. In some instances, the use of the stent in the inital procedure has become the first choice rather than using it only in situations in which balloon angioplasty alone has not worked.

  Average shares of common stock outstanding in the first three months of 1995 and 1994 were 643.1 million.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) was 17.9% of net capital compared with 25.2% at the end of 1994. Net debt decreased by $672 million during the first three months of 1995 to $1.72 billion at April 2, 1995. Total debt represented 25.8% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.3% at the end of 1994.
   Additions to property, plant and equipment were $218 million for the first three months of 1995, compared with $141 for the same period in 1994.
  On April 27, 1995, the Board of Directors raised the quarterly dividend from 29 cents per share to 33 cents per share, an increase of 13.8%. The dividend is payable on June 6, 1995 to shareholders of record as of May 16, 1995.













- - 12 -



Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibit Numbers

           (1)  Exhibit 11 - Calculation of Earnings Per Share

           (2)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the three month period ended April 2, 1995.











































- -        13 -


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  May 12, 1995           By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  May 12, 1995           By     J. H. Heisen
                                     J. H. Heisen
                                 (Corporate Controller)



























- -                                  14 -

                  JOHNSON & JOHNSON AND SUBSIDIARIES

                  CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                              First Quarter Ended
                                              April 2,   April 3,
                                                1995       1994

1. Net Earnings ................               $  654      544

2. Average number of shares outstanding
    during the period............                643.1    643.1

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 1.02      .85

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                643.1    643.1

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .1       .3

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  34.6     17.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                1,503       422

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                59.50     37.75

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  25.3    11.2

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                   9.4     6.1

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 652.5   649.2

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 1.00     .84



- - 15 -