Form 10-K/A
period 1995-01-01
JOHNSON & JOHNSON ET AL
filed 1995-06-28
CIK 200406

=============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A


                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1995        Commission file number: 1-3215

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                     Name of each exchange on
        Title of each class                              which registered
        -------------------                          -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
=============================================================================

                                       SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 1995                             JOHNSON & JOHNSON
                                     ------------------------------------------
                                                  (Registrant)

                                  By          /s/ R. S. Larsen
                                     ------------------------------------------
                                     R. S. Larsen, Chairman, Board of Directors
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                      Date
        ---------                       -----                      ----

    /s/ R. S. Larsen                   Chairman,
- -----------------------------      Board of Directors and
        R. S. Larsen                  Chief Executive
                                   Officer, and Director
                                        (Principal
                                    Executive Officer)           June 20, 1995


    /s/ C. H. Johnson              Vice President-Finance
- -----------------------------          and Director
        C. H. Johnson               (Principal Financial
                                        Officer)                 June 20, 1995


    /s/ J. H. Heisen                     Controller              June 20, 1995
- -----------------------------
        J. H. Heisen

    /s/ J. W. Black                      Director                June 22, 1995
- -----------------------------
        J. W. Black

    /s/ G. N. Burrow                     Director                June 27, 1995
- -----------------------------
        G. N. Burrow

    /s/ J. G. Cooney                     Director                June 21, 1995
- -----------------------------
        J. G. Cooney

        Signature                       Title                      Date
        ---------                       -----                      ----

    /s/ P. M. Hawley                     Director                June 21, 1995
- -----------------------------
        P. M. Hawley

                                         Director                June   , 1995
- -----------------------------
        A. D. Jordan

    /s/ A. G. Langbo                     Director                June 22, 1995
- -----------------------------
        A. G. Langbo

    /s/ J. S. Mayo                       Director                June 21, 1995
- -----------------------------
        J. S. Mayo

    /s/ T. S. Murphy                     Director                June 21, 1995
- -----------------------------
        T. S. Murphy

    /s/ P. J. Rizzo                      Director                June 23, 1995
- -----------------------------
        P. J. Rizzo

    /s/ M. F. Singer                     Director                June 22, 1995
- -----------------------------
        M. F. Singer

                                         Director                June   , 1995
- -----------------------------
        R. B. Smith

    /s/ R. N. Wilson                     Director                June 20, 1995
- -----------------------------
        R. N. Wilson

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

     10(d) 1991 Stock Compensation Plan -- Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(e) Domestic Deferred Compensation Plan -- Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(f) Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(g) Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     11        -Calculation of Earnings Per Share -- Previously filed.

     12        -Statement of Computation of Ratio of Earnings to Fixed
                Charges -- Previously filed.

     13        -Annual report to stockholders for fiscal year 1994 (only
                those portions incorporated by reference in this document are deemed "filed") -- Previously filed.

     21        -Subsidiaries -- Previously filed.

     27        -Financial Data Schedule for Year Ending January 1, 1995 --
                Previously Filed.

     28(a)     -Form 11-K for the Johnson & Johnson Savings Plan -- Filed
                with this document.

     28(b)     -Form 11-K for the Johnson & Johnson Retirement Savings
                Plan -- Filed with this document.

     28(c)     -Form 11-K for the Johnson & Johnson Savings Plan for
                Union Represented Employees -- Filed with this document.

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