Form 10-Q
period 1995-07-02
JOHNSON & JOHNSON ET AL
filed 1995-08-11
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 2, 1995

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

     On July 28, 1995, 647,748,509 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     July 2, 1995 and January 1, 1995                      3


   Consolidated Statement of Earnings for the
     Six Months Ended July 2, 1995 and
      July 3, 1994                                         5


   Consolidated Statement of Cash Flows
     for the Six Months Ended July 2, 1995
     and July 3, 1994                                      7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           11


   Signatures                                             16





Part II - Other Information


   Item 4 - Submission of Matters to a
              Vote of Security Holders                    14

    Item 6 - Exhibits and Reports on Form 8-K             15

    Items 1, 2, 3 and 5 are not applicable

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                         July 2,     January 1,
                                          1995          1995
Current assets:

   Cash and cash equivalents          $ 1,041           636

   Marketable securities                   38            68

   Accounts receivable, trade, less
  allowances $223 (1994 - $200)         3,106         2,601

   Inventories (Note 3)                 2,366         2,161

   Deferred taxes on income               647           582

   Prepaid expenses and other
  receivables                             638           632


        Total current assets            7,836         6,680

Marketable securities, non-current        378           354

Property, plant and equipment, at cost  7,897         7,655

    Less accumulated depreciation and
    amortization                        2,993         2,745

                                                      4,904              4,910

Intangible assets, net (Note 4)         2,783         2,403

Deferred taxes on income                  451           262

Other assets                            1,037         1,059


        Total assets                 $ 17,389        15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        July 2,      January 1,
                                         1995           1995
Current liabilities:

   Loans and notes payable            $   649           899

   Accounts payable                     1,150         1,192

   Accrued liabilities                  1,717         1,602

 Accrued salaries, wages and commissions  367           257

   Taxes on income                        407           316

       Total current liabilities        4,290         4,266

Long-term debt                          2,138         2,199

Deferred tax liability                    145           130

Certificates of extra compensation         71            85

Other liabilities                       2,181         1,866

Stockholders' equity:
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 1,080,000,000 shares;
   issued 767,412,000 and 767,392,000
   shares)                                767           767

   Note receivable from employee stock
     ownership plan                       (64)          (73)

   Cumulative currency translation
   adjustments                            277           (35)

   Retained earnings                    9,882         8,966

                                                     10,862              9,625
     Less common stock held in treasury,
    at cost (119,557,000 & 124,382,000
     shares)                            2,298         2,503

     Total stockholders' equity         8,564         7,122

     Total liabilities and stockholders'
    equity                            $17,389        15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                             July 2, Percent    July 3,  Percent
                              1995   to Sales    1994    to Sales



Sales to customers (Note 5) $4,762    100.0     3,916     100.0

Cost of products sold        1,562     32.8     1,287      32.8

Selling, marketing and
  administrative expenses    1,857     39.0     1,558      39.8

Research expense               380      8.0       313       8.0

Other expense (income)         27        .5      (28)       (.7)

                            3,826      80.3    3,130       79.9

Earnings before interest and
  taxes on income              936     19.7       786      20.1

Interest income                 33       .7         9        .2

Interest expense, net of
 portion capitalized          (38)      (.8)     (33)       (.8)



Earnings before provision
  for taxes on income          931     19.6       762      19.5

Provision for taxes on
  income (Note 2)              270      5.7       203       5.2


NET EARNINGS                $  661     13.9       559      14.3


NET EARNINGS PER SHARE       $ 1.02                .86

CASH DIVIDENDS PER SHARE     $  .33                .29

AVG. SHARES OUTSTANDING       645.6              643.3



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Six Months Ended
                             July 2, Percent    July 3,  Percent
                              1995   to Sales    1994    to Sales



Sales to customers (Note 5) $9,258    100.0     7,606     100.0

Cost of products sold        3,009     32.5     2,468      32.5

Selling, marketing and
  administrative expenses    3,577     38.7     3,038      39.9

Research expense               733      7.9       602       7.9

Other expense (income)         55        .6      (50)       (.7)

                            7,374      79.7    6,058       79.6

Earnings before interest and
  taxes on income            1,884     20.3     1,548      20.4

Interest income                 51       .6        19        .2

Interest expense, net of
 portion capitalized          (83)      (.9)     (69)       (.9)



Earnings before provision
  for taxes on income        1,852     20.0     1,498      19.7

Provision for taxes on
  income (Note 2)              537      5.8       395       5.2


NET EARNINGS                $1,315     14.2     1,103      14.5


NET EARNINGS PER SHARE       $ 2.04               1.71

CASH DIVIDENDS PER SHARE     $  .62                .55

AVG. SHARES OUTSTANDING       644.5              643.2



              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                          Fiscal Six Months Ended
                                              July 2,    July 3,
                                               1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $1,315    1,103
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  404      354
    Increase in accounts receivable, trade,
      less allowances                          (407)         (263)
    Increase in inventories                     (78)    (100)
    Changes in other assets and liabilities      41      132

    NET CASH FLOWS FROM OPERATING ACTIVITIES  1,275    1,226

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (472)    (327)
    Proceeds from the disposal of assets        443      102
    Acquisition of businesses, net of
      cash acquired                             (70)       -
    Other, principally marketable securities     (2)    (132)

    NET CASH USED BY INVESTING ACTIVITIES      (101)    (357)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (400)    (354)
    Repurchase of common stock                 (129)     (39)
    Proceeds from short-term debt               151      213
    Retirement of short-term debt              (475)    (466)
    Proceeds from long-term debt                  5       11
    Retirement of long-term debt                 (8)     (88)
    Proceeds from the exercise of stock
     options                                     59       27

    NET CASH USED BY FINANCING
     ACTIVITIES                                (797)    (696)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           28       26

INCREASE IN CASH AND CASH EQUIVALENTS           405      199

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  636      372

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 1,041      571

ACQUISITIONS OF BUSINESSES
  Fair value of assets acquired             $   382
  Fair value of liabilities assumed             (12)
                                                370
  Treasury stock issued                        (300)
  Net cash payments                         $    70

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

NOTE 2 - INCOME TAXES
The effective income tax rates for 1995 and 1994 are as follows:
                                    1995            1994
    First Quarter                   29.0%           26.1%
    Second Quarter                  29.0            26.6
    First Half                      29.0            26.4

The effective income tax rates for the first half of 1995 and 1994 are 29.0% and 26.4%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring December 31, 2007 and subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1995 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five-year period.

NOTE 3 - INVENTORIES

(Dollars in Millions)              July 2, 1995  Jan. 1, 1995

Raw materials and supplies         $   672          477
Goods in process                       683          640
Finished goods                       1,011        1,044
                                   $ 2,366        2,161

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)             July 2, 1995   Jan. 1, 1995

Intangible assets                  $ 3,139        2,667
Less accumulated amortization          356          264
                                   $ 2,783        2,403

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The increase in intangible assets is primarily due to the acquisitions referred to in Note 6.
NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                               Percent                    Percent
                  1995   1994  Increase      1995   1994  Increase
Consumer
  Domestic     $  685    624      9.8      1,414   1,294     9.3
  International   784    646     21.4      1,491   1,255    18.8
                1,469  1,270     15.7%     2,905   2,549    14.0%

Pharmaceutical
  Domestic        659    541     21.8      1,266   1,037    22.1
  International   961    767     25.3      1,837   1,461    25.7
                1,620  1,308     23.9%     3,103   2,498    24.2%

Professional
  Domestic        886    744     19.1      1,726   1,425    21.1
  International   787    594     32.5      1,524   1,134    34.4
                1,673  1,338     25.0%     3,250   2,559    27.0%

Domestic        2,230  1,909     16.8      4,406   3,756    17.3
International   2,532  2,007     26.2      4,852   3,850    26.0
  Worldwide    $4,762  3,916     21.6%     9,258   7,606    21.7%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREAS
                      Second Quarter              Six Months
                               Percent                    Percent
                  1995   1994  Increase      1995   1994  Increase

U.S.           $2,230  1,909     16.8      4,406   3,756    17.3
Europe          1,492  1,176     26.9      2,848   2,249    26.6
Western Hemisphere
  excluding U.S.  422    356     18.5        828     687    20.5
Africa, Asia and
  Pacific         618    475     30.1      1,176     914    28.7

    Total      $4,762  3,916     21.6%     9,258   7,606    21.7%

NOTE 6 - ACQUISITIONS AND DIVESTITURES

  During the second quarter, Johnson & Johnson completed the acquisitions of Mitek Surgical Products, Inc., Menlo Care, Inc., and Joint Medical Products, Inc. Mitek Surgical Products, Inc. is a developer and manufacturer of suture anchor products marketed for soft tissue reattachment. Menlo Care, Inc. manufactures and markets a line of vascular access products to hospital and home health care professionals. Joint Medical Products sells both hip and knee joint reconstruction products in the U.S. and international orthopaedic markets. The aggregate purchase price for these acquisitions was $370 million. Pro forma results of the acquisitions, assuming that the transactions were consummated at the beginning of each year presented, would not be materially different from the results reported.
  On March 31, 1995, the Company sold IOLAB's worldwide ophthalmic surgical business to Chiron Vision, a division of Chiron Corporation. This transaction, together with the sale last year of IOLAB's ophthalmic pharmaceutical business furthers the Company's ability to focus resources on other business areas that provide greater opportunities for continued growth and profitability.
  On March 15, 1995, the Company divested Johnson & Johnson Advanced Materials Company and Chicopee B.V., Netherlands, worldwide developers and marketers of non-woven materials used in a broad range of health care, consumer and industrial applications.

  These divestitures resulted in an after-tax capital gain of $103 million, which was offset by write-offs of certain assets in connection with reengineering programs.
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES AND EARNINGS
  Consolidated sales for the first six months of 1995 of $9,258 million exceeded sales of $7,606 million for the first six months of 1994 by 21.7%. The strength of foreign currencies relative to the U.S. dollar increased sales for the first six months of 1995 by 4.5%. The sales increase of 17.2% due to operations included a positive price change effect of .6%. Consolidated net earnings for the first six months of 1995 were $1,315 million, compared with net earnings of $1,103 million for the first six months of 1994. Earnings per share for the first six months of 1995 were $2.04, compared with $1.71 for the same period a year ago. Net earnings and earnings per share rose 19.2% and 19.3%, respectively.
  Consolidated sales for the second quarter of 1995 were $4,762 million, an increase of 21.6% over 1994 second quarter sales of $3,916 million. The effect of the weaker U.S. dollar relative to foreign currencies increased second quarter sales by 4.8%, while price changes contributed .4%. Consolidated net earnings for the second quarter of 1995 were $661 million, compared with $559 million for the same period a year ago, an increase of 18.2%. Earnings per share for the second quarter of 1995 rose 18.6% to $1.02, compared with $.86 in the 1994 period.
  Domestic sales for the first six months of 1995 were $4,406 million, an increase of 17.3% over 1994 domestic sales of $3,756 million for the same period a year ago. Sales by international subsidiaries were $4,852 million for the first six months of 1995 compared with $3,850 million for the same period a year ago, an increase of 26.0%. Excluding the impact of the weaker value of the dollar, international sales increased by 17.1%.
  Worldwide consumer segment sales for the quarter increased by 15.7%, which include 9.8% in the U.S. and 21.4% internationally. Growth was led by the addition of the Neutrogena line of high quality hair and skin care products, which was acquired in the third quarter of 1994, the U.S. launch of PEPCID AC Acid Controller by Johnson & Johnson-Merck Consumer Pharmaceuticals Co., and the continued growth of international markets, most notably Brazil.
  In the second quarter, the Food and Drug Administration approved PEPCID AC Acid Controller, the first and only non-prescription product that both relieves and prevents heartburn and acid indigestion. PEPCID AC is the first drug of its class to become available over-the-counter (OTC) and the first significant OTC advancement for the treatment of heartburn since antacids were introduced more than 100 years ago.
  Worldwide pharmaceutical segment sales for the quarter increased by 23.9%, including 21.8% in the U.S. and 25.3% internationally. Leading the increase in pharmaceutical sales growth were PROPULSID, a gastrointestinal product; RISPERDAL, a new anti-psychotic medication; PROCRIT, for the treatment of anemia; and SPORANOX, a broad spectrum antifungal agent. Additionally, ULTRAM, the centrally acting prescription pain reliever, which was launched in late March, was an important contributor to the sales growth.
  The worldwide sales increase of 25.0% in the professional segment was comprised of 19.1% in the U.S. and 32.5% internationally. Strong sales growth continued to be fueled by the rapid market acceptance of the PALMAZ-SCHATZ Coronary Stent due to its efficacy in reducing restenosis. Ethicon Endo-Surgery's minimally invasive surgical instruments, and LifeScan's blood glucose monitoring systems continued to deliver solid performances. Vistakon
- - 12 -
Disposable Contact Lenses posted strong sales, which reflected the successful launch of 1-DAY ACUVUE in the U.S. and various international markets. Johnson & Johnson Clinical Diagnostics, the diagnostic business acquired from Kodak in November 1994, also contributed to the significant sales growth in the professional business.
  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The new statement will be adopted in 1996 and management is currently assessing its effect on the Company's results of operations, cash flows or financial position.
  Average shares of common stock outstanding in the first half of 1995 were 644.5 million, compared with 643.2 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) as of July 2, 1995 was 16.6% of net capital (stockholders' equity and net debt) compared with 25.2% at the end of 1994. Net debt decreased by $686 million during the first six months of 1995 to $1.71 billion at July 2, 1995. Total debt represented 24.6% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.3% at the end of 1994.
   Additions to property, plant and equipment were $472 million for the first six months of 1995, compared with $327 for the same period in 1994.
  On July 17, 1995, the Board of Directors approved a regular quarterly dividend of 33 cents per share payable on September 5, 1995 to shareholders of record as of August 15, 1995.

- - 13 -


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the stockholders of the Company was held on April 27, 1995.

    (b) The Stockholders elected all the Company's nominees for director, except for P.N. Larson who left the Company and withdrew his name as a nominee prior to the meeting. The Stockholders also approved the 1995 Stock Option Plan, the 1995 Stock Compensation Plan and the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1995. The votes were as follows:

          1.   Election of Directors:

                                           For        Withheld
               J. W. Black             557,765,728   2,625,310
               G. N. Burrow            558,714,958   1,676,080
               J. G. Cooney            558,286,704   2,104,334
               P. M. Hawley            551,380,380   9,010,658
               C. H. Johnson           558,011,039   2,379,999
               A. D. Jordan            558,423,273   1,967,765
               A. G. Langbo            558,719,105   1,671,933
               R. S. Larsen            557,515,632   2,875,406
               J. S. Mayo              558,749,289   1,641,749
               T. S. Murphy            558,515,577   1,875,461
               P. J. Rizzo             558,427,391   1,963,647
               M. F. Singer            558,700,168   1,690,870
               R. B. Smith             555,692,421   4,698,617
               R. N. Wilson            557,949,422   2,441,616

          2.   Approval of 1995 Stock Option Plan:

                      For              467,719,905
                      Against           87,739,134
                      Abstain            4,931,999

          3.   Approval of 1995 Stock Compensation Plan:

                      For              522,174,639
                      Against           33,566,762
                      Abstain            4,649,637

          4.   Approval of Appointment of Coopers & Lybrand L.L.P.:

                      For              556,333,348
                      Against            2,637,789
                      Abstain            1,419,901

    (c) A stockholder proposal on pharmaceutical pricing was defeated. The vote on this proposal was as follows:

                      For               14,819,189
                      Against          462,542,083
                      Abstain           15,911,221

    (d)   A stockholder proposal on Non-Employee Director
          Retirement Plan was defeated.   The vote on this proposal
          was as follows:

                      For               19,935,323
                      Against          387,790,534
                      Abstain           14,533,585

    (e)   A stockholder proposal on Maquiladora Market Basket
          Survey was defeated. The vote on this proposal was as follows:

                      For               23,914,527
                      Against          434,140,346
                      Abstain           35,192,185




Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit Numbers

          (1)  Exhibit 11 - Calculation of Earnings per Share

          (2)  Exhibit 27 - Financial Data Schedule

    (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the six month period ended July 2, 1995.

                                 SIGNATU                            RES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  August 11, 1995        By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  August 11, 1995        By     J. H. Heisen
                                     J. H. Heisen
                                 (Corporate Controller)

                                                            Exhibit 11

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                       CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                             Fiscal Quarter Ended
                                               July 2,    July 3,
                                                1995       1994

1. Net earnings ................                $  661      559

2. Average number of shares outstanding
    during the period............                645.6    643.3

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 1.02      .86

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                645.6    643.3

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .1       .3

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  33.5     16.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,518      413

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 67.63    42.88

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  22.4      9.6

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                  11.2      6.7

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 656.8    650.0

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 1.01      .86

                                                      Exhibit 11

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                               Six Months Ended
                                               July 2,    July 3,
                                                1995       1994

1. Net earnings ................                $1,315    1,103

2. Average number of shares outstanding
    during the period............                644.5    643.2

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 2.04     1.71

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                644.5    643.2

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                    .1       .3

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  33.5     16.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,518      413

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 67.63    42.88

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  22.4      9.6

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                  11.2      6.7

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 655.7    649.9

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 2.01     1.70



- - 18 -