Form 10-Q
period 1995-10-01
JOHNSON & JOHNSON ET AL
filed 1995-11-13
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 1, 1995

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

     On October 27, 1995, 647,626,318 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     October 1, 1995 and January 1, 1995                   3

   Consolidated Statement of Earnings for the
     Fiscal Quarter Ended October 1, 1995
     and October 2, 1994                                   5

   Consolidated Statement of Earnings for the
     Fiscal Nine Months Ended October 1, 1995 and
      October 2, 1994                                      6

   Consolidated Statement of Cash Flows
     for the Fiscal Nine Months Ended October 1, 1995
     and October 2, 1994                                   7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           13


   Signatures                                             18





Part II - Other Information


   Items 1 through 5 are not applicable

   Item  6 - Exhibits and Reports on Form 8-K             17

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        October 1,   January 1,
                                          1995          1995
Current Assets:

   Cash and cash equivalents          $   1,293         636

   Marketable securities                     45          68

   Accounts receivable, trade, less
    allowances $238 (1994 - $200)         3,073       2,601

   Inventories (Note 3)                   2,374       2,161

   Deferred taxes on income                 664         582

   Prepaid expenses and other
    receivables                             635         632

        Total current assets              8,084       6,680

Marketable securities, non-current          399         354

Property, plant and equipment, at cost    8,032       7,655

    Less accumulated depreciation and
     amortization                         3,088       2,745

                                          4,944       4,910

Intangible assets, net (Note 4)           2,849       2,403

Deferred taxes on income                    371         262

Other assets                              1,042       1,059


        Total Assets                   $ 17,689      15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Oct. 1,      January 1,
                                         1995          1995
Current Liabilities:

   Loans and notes payable            $   409           899

   Accounts payable                     1,118         1,192

   Accrued liabilities                  1,964         1,602

   Accrued salaries, wages
    and commissions                       424           257

   Taxes on income                        396           316

       Total current liabilities        4,311         4,266

Long-term debt                          2,108         2,199

Deferred tax liability                    154           130

Certificates of extra compensation         81            85

Other liabilities                       2,123         1,866

Stockholders' equity:
 Preferred stock - without par
   value (authorized and unissued
   2,000,000 shares)                        -             -

  Common stock - par value $1.00
    per share (authorized 1,080,000,000
    shares; issued 767,412,000 and
    767,392,000 shares)                   767           767

 Note receivable from employee stock
   ownership plan                         (64)          (73)

 Cumulative currency translation
   adjustments                            237           (35)

 Retained earnings                     10,278         8,966

                                       11,218         9,625
   Less common stock held in treasury,
    at cost (119,664,000 & 124,382,000
    shares)                             2,306         2,503

   Total stockholders' equity           8,912         7,122

   Total liabilities and stockholders'
    equity                            $17,689        15,668

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            Oct. 1,  Percent   Oct. 2,   Percent
                              1995   to Sales    1994    to Sales



Sales to customers (Note 5) $4,738    100.0     4,038     100.0

Cost of products sold        1,543     32.6     1,364      33.8

Selling, marketing and
  administrative expenses    1,857     39.2     1,601      39.6

Research expense               395      8.3       316       7.8

Other expense (income), net     62      1.3        32        .8

                             3,857     81.4     3,313      82.0

Earnings before interest and
  provision for taxes on
  income                       881     18.6       725      18.0

Interest income                 23       .5        20        .5

Interest expense, net of
 portion capitalized           (32)     (.7)      (32)      (.8)



Earnings before provision
  for taxes on income          872     18.4       713      17.7

Provision for taxes on
  income (Note 2)              249      5.3       188       4.7


NET EARNINGS                $  623     13.1       525      13.0


NET EARNINGS PER SHARE      $  .96                .82

CASH DIVIDENDS PER SHARE    $  .33                .29

AVG. SHARES OUTSTANDING      647.8              643.3


              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Nine Months Ended
                            Oct. 1,  Percent   Oct. 2,   Percent
                              1995   to Sales    1994    to Sales



Sales to customers (Note 5) $13,996    100.0    11,644     100.0

Cost of products sold         4,552     32.5     3,832      32.9

Selling, marketing and
  administrative expenses     5,434     38.8     4,639      39.8

Research expense              1,128      8.1       918       7.9

Other expense (income), net     117       .8       (18)      (.1)

                             11,231     80.2     9,371      80.5

Earnings before interest and
  provision for taxes on
  income                      2,765     19.8     2,273      19.5

Interest income                  74       .5        39        .3

Interest expense, net of
 portion capitalized           (115)     (.8)     (101)      (.8)



Earnings before provision
  for taxes on income         2,724     19.5     2,211      19.0

Provision for taxes on
  income (Note 2)               786      5.7       583       5.0


NET EARNINGS                $ 1,938     13.8     1,628      14.0


NET EARNINGS PER SHARE      $  3.00               2.53

CASH DIVIDENDS PER SHARE    $   .95                .84

AVG. SHARES OUTSTANDING       645.5              643.2


              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                          Fiscal Nine Months Ended
                                             Oct. 1,    Oct. 2,
                                              1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                 $1,938    1,628
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                    604      532
    Increase in accounts receivable, trade,
      less allowances                            (425)    (289)
    Increase in inventories                      (100)    (160)
    Changes in other assets and liabilities       417      621

    NET CASH FLOWS FROM OPERATING ACTIVITIES    2,434    2,332

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment   (780)    (532)
    Proceeds from the disposal of assets          449      286
    Acquisition of businesses, net of cash
      acquired                                   (100)    (924)
    Other, principally marketable securities      (59)     (87)

    NET CASH USED BY INVESTING ACTIVITIES        (490)  (1,257)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                    (614)    (541)
    Repurchase of common stock                   (182)     (99)
    Proceeds from short-term debt                 184      515
    Retirement of short-term debt                (507)    (311)
    Proceeds from long-term debt                    5        9
    Retirement of long-term debt                 (271)    (245)
    Proceeds from the exercise of stock
     options                                       79       42

    NET CASH USED BY FINANCING
     ACTIVITIES                                (1,306)    (630)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                             19       49

INCREASE IN CASH AND CASH
  EQUIVALENTS                                     657      494

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    636      372

CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 1,293      866

ACQUISITIONS OF BUSINESSES
  Fair value of assets acquired               $   415      972
  Fair value of liabilities assumed               (15)     (48)

                                                  400      924
  Treasury stock issued                          (300)       -
  Net cash payments                           $   100      924

                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 1995. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period.
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The new statement will be adopted in 1996 and management is currently assessing its effect on the Company's results of operations, cash flows and financial position.
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The new statement requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". If this alternative is used, then pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost must be disclosed. The Company will continue to apply the intrinsic value based method of accounting for stock based compensation agreements as per APB Opinion No. 25, with pro forma disclosures.

NOTE 2 - INCOME TAXES
The effective income tax rates for 1995 and 1994 are as follows:
                                     1995          1994
   First Quarter                     29.0%         26.1%
   First Half                        29.0          26.4
   Nine Months                       28.9          26.4

 The effective income tax rates for the nine months of 1995 and 1994 are 28.9% and 26.4%, respectively, as compared to the U.S. federal statutory rate of 35%. The major reason for this difference is the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring December 31, 2007 and subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1995 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five-year period.
NOTE 3 - INVENTORIES

 (Dollars in Millions)              Oct. 1, 1995   Jan. 1, 1995
  Raw materials and supplies         $   622            477
  Goods in process                       603            640
  Finished goods                       1,149          1,044
                                     $ 2,374          2,161
NOTE 4 - INTANGIBLE ASSETS
  (Dollars in Millions)             Oct. 1, 1995   Jan. 1, 1995
  Intangible assets                  $ 3,211          2,667
  Less accumulated amortization          362            264
                                     $ 2,849          2,403

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


NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                    Third Quarter                  Nine Months
                               Percent                    Percent
                  1995   1994  Increase      1995   1994  Increase
Consumer
  Domestic     $  717    714       .4      2,131   2,008     6.1
  International   744    660     12.7      2,235   1,915    16.7
                1,461  1,374      6.3%     4,366   3,923    11.3%

Pharmaceutical
  Domestic        702    554     26.7      1,968   1,591    23.7
  International   896    793     13.0      2,733   2,254    21.3
                1,598  1,347     18.6%     4,701   3,845    22.3%

Professional
  Domestic        916    734     24.8      2,642   2,159    22.4
  International          763    583           30.9 2,287 1,717   33.2
                1,679  1,317     27.5%     4,929   3,876    27.2%

Domestic        2,335  2,002     16.6      6,741   5,758    17.1
International   2,403  2,036     18.0      7,255   5,886    23.3
  Worldwide    $4,738  4,038     17.3%    13,996  11,644    20.2%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREAS

                       Third Quarter             Nine Months
                               Percent                    Percent
                  1995   1994  Increase      1995   1994  Increase


U.S.           $2,335  2,002     16.6      6,741   5,758    17.1
Europe          1,347  1,126     19.6      4,195   3,375    24.3
Western Hemisphere
  excluding U.S.  447    412      8.5      1,275   1,099    16.0
Africa, Asia and
  Pacific         609    498     22.3      1,785   1,412    26.4

    Total      $4,738  4,038     17.3%    13,996  11,644    20.2%

NOTE 6 - ACQUISITIONS AND DIVESTITURES

  During the second quarter, Johnson & Johnson completed the acquisitions of Mitek Surgical Products, Inc., Menlo Care, Inc., and Joint Medical Products, Inc. Mitek Surgical Products, Inc. is a developer and manufacturer of suture anchor products marketed for soft tissue reattachment. Menlo Care, Inc. manufactures and markets a line of vascular access products to hospital and home health care professionals. Joint Medical Products sells both hip and knee joint reconstruction products in the U.S. and international orthopaedic markets. During the third quarter, Johnson & Johnson completed the acquisition of Gyno-Pharma, Inc., which has exclusive licensing and marketing rights to the PARAGARD T380A (intrauterine device, or IUD) in the United States. The aggregate purchase price for these acquisitions was $400 million. Pro forma results of the acquisitions, assuming that the transactions were consummated at the beginning of each year presented, would not be materially different from the results reported.

     On March 31, 1995, the Company sold IOLAB's worldwide ophthalmic surgical business to Chiron Vision, a division of Chiron Corporation. This transaction, together with the sale last year of IOLAB's ophthalmic pharmaceutical business furthers the Company's ability to focus resources on other business areas that provide greater opportunities for continued growth and profitability.
     On March 15, 1995, the Company divested Johnson & Johnson Advanced Materials Company and Chicopee B.V., Netherlands, worldwide developers and marketers of non-woven materials used in a broad range of health care, consumer and industrial applications.
  These divestitures resulted in an after-tax capital gain of $103 million, which was offset by write-offs of certain assets in connection with reengineering programs.
NOTE 7 - SUBSEQUENT EVENT

     On November 13, 1995, Johnson & Johnson and Cordis Corporation announced that they have signed a definitive merger agreement for a $109 per share stock-for-stock merger of the two companies. The merger requires the approval of the holders of a majority of the outstanding Cordis shares. The parties said that they would expect that the shareholders meeting could be held in approximately 90 days.
     Cordis has approximately 17.6 million shares outstanding on a fully diluted basis, giving the merger a total equity value, net of cash, of approximately $1.8 billion.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

  Consolidated sales for the first nine months of 1995 of $13,996 million exceeded sales of $11,644 million for the first nine months of 1994 by 20.2%. The strength of foreign currencies relative to the U.S. dollar increased sales for the first nine months of 1995 by 3.7%. The sales increase of 16.5% due to operations included a
positive price change effect of .2%.    Consolidated net earnings
for the first nine months of 1995 were $1,938 million, compared with net earnings of $1,628 million for the first nine months of 1994. Earnings per share for the first nine months of 1995 were $3.00 compared with $2.53 for the same period a year ago. Net earnings and earnings per share rose 19.0% and 18.6%, respectively.
  Consolidated sales for the third quarter of 1995 were $4,738 million, an increase of 17.3% over 1994 third quarter sales of $4,038 million. The effect of the weaker U.S. dollar relative to foreign currencies increased third quarter sales by 2.2%. Consolidated net earnings for the third quarter of 1995 were $623 million, compared with $525 million for the same period a year ago, an increase of 18.7%. Earnings per share for the third quarter of 1995 rose 17.1% to $.96 compared with $.82 in the 1994 period.
  Domestic sales for the first nine months of 1995 were $6,741 million, an increase of 17.1% over 1994 domestic sales of $5,758 million for the same period a year ago. Sales by international subsidiaries were $7,255 million for the first nine months of 1995 compared with $5,886 million for the same period a year ago, an increase of 23.3%. Excluding the impact of the weaker value of the dollar, international sales increased by 16.0%.

   Worldwide consumer sales increased by 6.3%, during the third quarter, which includes 0.4% in the U.S. and 12.7% internationally. Despite incremental sales generated by the acquisition of Neutrogena and the launch of PEPCID AC Acid Controller, U.S. sales were flat during the quarter due to softness in the TYLENOL business as well as inventory contraction at some major retailers. Neutrogena is a line of high quality hair and skin care products, which was acquired in the third quarter of 1994. PEPCID AC Acid Controller, which both prevents and treats heartburn, is marketed by Johnson & Johnson-Merck Consumer Pharmaceuticals Co. Since its launch in May, sales of PEPCID AC have continued to progress extremely well. Our consumer business in Brazil contributed significantly to the growth of international sales during the quarter for this segment.
  Worldwide pharmaceutical sales increased 18.6% during the third quarter, with U.S. and international sales up 26.7% and 13.0%, respectively. Sales growth was led by the strong performance of RISPERDAL, a new anti-psychotic medication; PROCRIT, a treatment for anemia; PROPULSID, a gastrointestinal product; SPORANOX, a broad spectrum antifungal agent; and ULTRAM, a centrally acting prescription analgesic for moderate to moderately severe pain. ULTRAM, which is less likely to cause gastrointestinal side effects associated with many currently available analgesics, has been well received by patients and physicians since its April introduction in the U.S.

   In September 1995, Johnson & Johnson received Food and Drug Administration ("FDA") approval to market PROPULSID in suspension form. Prior to this approval, PROPULSID was only available in tablets. During the month of September, the Company also received approval from the FDA to market SPORANOX for the indication of onychomycosis, a fungal nail disease.
   The worldwide sales increase of 27.5% in the Professional segment during the third quarter was composed of 24.8% in the U.S. and 30.9% internationally. Strong sales growth continued to be fueled by the rapid market acceptance of the PALMAZ-SCHATZ Coronary Stent for reducing restenosis, in which arteries become clogged again after balloon angioplasty. LifeScan's blood glucose monitoring systems posted strong growth, reflecting the successful launch of the ONE TOUCH PROFILE meter. Ethicon's sutures, Ethicon Endo-Surgery's minimally invasive surgical instruments and Vistakon's disposable contact lenses continued to deliver solid growth. Vistakon's One-Day ACUVUE is now available in Japan, Canada, U.K. and Denmark in addition to the U.S. Johnson & Johnson Clinical Diagnostics, the diagnostic business acquired from Kodak in November 1994, also contributed to the significant sales growth in the professional business during the third quarter.
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The new statement will be adopted in 1996 and management is currently assessing its effect on the Company's results of operations, cash flows and financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The new statement requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". If this alternative is used, then pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost must be disclosed. The Company will continue to apply the intrinsic value based method of accounting for stock based compensation agreements as per APB Opinion No. 25, with pro forma disclosures.
    Average shares of common stock outstanding in the first nine months of 1995 were 645.5 million, compared with 643.2 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) as of October 1, 1995 was 11.7% of net capital (stockholders' equity and net debt) compared with 25.2% at the end of 1994. Net debt decreased by $1,215 million during the first nine months of 1995 to $1.18 billion at October 1, 1995. Total debt represented 22.0% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 30.3% at the end of 1994.
  Additions to property, plant and equipment were $780 million for the first nine months of 1995, compared with $532 for the same period in 1994.
  On October 16, 1995, the Board of Directors approved a regular quarterly dividend of 33 cents per share payable on December 5, 1995 to shareholders of record as of November 14, 1995.



Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit Numbers

          (1)  Exhibit 11 - Calculation of Earnings Per Share

          (2)  Exhibit 27 - Financial Data Schedule

    (b)   Reports on Form 8-K


          The Company did not file any reports on Form 8-K during the nine month period ended October 1, 1995.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  November 13, 1995      By     C. H. Johnson
                                     C. H. Johnson
                                (Vice President, Finance)






Date:  November 13, 1995      By     J. H. Heisen
                                     J. H. Heisen
                                (Corporate Controller)

                                                      EXHIBIT 11

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                             Fiscal Quarter Ended
                                               Oct. 1,    Oct. 2,
                                                1995       1994

1. Net Earnings ................                $  623      525

2. Average number of shares outstanding
    during the period............                647.8    643.3

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $  .96      .82

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                647.8    643.3

  b. Shares issuable under stock
      compensation agreements at
      fiscal quarter-end........                    .1       .3

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  32.6     32.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,528    1,244

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                 74.13    51.75

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  20.6     24.0

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                  12.1      8.3

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 659.9    651.6

  i. Fully diluted earnings per share
      (1 / 4h) .................                $  .94      .81

                   JOHNSON & JOHNSON AND SUBSIDIARIES

                    CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)

                                                   Fiscal
                                               Nine Months Ended
                                               Oct. 1,    Oct. 2,
                                                1995       1994

1. Net Earnings ................                $1,938    1,628

2. Average number of shares outstanding
    during the period............                645.5    643.2

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 3.00     2.53

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                645.5    643.2

  b. Shares issuable under stock
      compensation agreements at fiscal
      nine months end...........                    .1       .3

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  32.6     32.0

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                 1,528    1,244

  e. Market price of the Company's
      common stock at fiscal
      nine months end...........                 74.13    51.75

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  20.6     24.0

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                  12.1      8.3

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 657.6    651.5

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 2.95     2.50