Form 10-K405
period 1995-12-31
JOHNSON & JOHNSON
filed 1996-04-01
CIK 200406

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-3215

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

       Registrant's telephone number, including area code (908) 524-0400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------    --------------------------------------------
       Common Stock, Par Value $1.00                      New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996 was approximately $58.9 billion.

     On February 29, 1996 there were 666,316,374 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  Portions of registrant's annual report to stockholders for fiscal year 1995.
Part III:        Portions of registrant's proxy statement for its 1996 annual meeting of stockholders.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM                                                                                      PAGE
- ----                                                                                      ----
 l.    Business.......................................................................      1
       General........................................................................      1
       Segments of Business; Geographic Areas.........................................      1
       Consumer.......................................................................      1
       Pharmaceutical.................................................................      1
       Professional...................................................................      2
       International..................................................................      2
       Raw Materials..................................................................      2
       Patents and Trademarks.........................................................      2
       Seasonality....................................................................      2
       Competition....................................................................      3
       Research.......................................................................      3
       Environment....................................................................      3
       Regulation.....................................................................      3
 2.    Properties.....................................................................      4
 3.    Legal Proceedings..............................................................      4
 4.    Submission of Matters to a Vote of Security Holders............................      5
       Executive Officers of the Registrant...........................................      5

                                           PART II
 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........      5
 6.    Selected Financial Data........................................................      6
 7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations.....................................................................      6
 8.    Financial Statements and Supplementary Data....................................      6
 9.    Disagreements on Accounting and Financial Disclosure...........................      6

                                           PART III
10.    Directors and Executive Officers of the Registrant.............................      6
11.    Executive Compensation.........................................................      6
12.    Security Ownership of Certain Beneficial Owners and Management.................      6
13.    Certain Relationships and Related Transactions.................................      6

                                           PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............      7
       Signatures.....................................................................      9
       Report of Independent Auditors.................................................     11
       Consent of Independent Auditors................................................     12
       Exhibit Index..................................................................     13

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 82,300 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

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

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. The narrative and tabular (but not the graphic) descriptions of segments and geographic categories captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 26 through 28 and 41 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995 are incorporated herein by reference thereto.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including oral and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult incontinence products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; CLEAN & CLEAR skin care products; IMODIUM A-D, an antidiarrheal; JOHNSON'S line of baby products; MONISTAT 7, an over-the-counter remedy for vaginal yeast infections; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from Johnson & Johnson - Merck Consumer Pharmaceuticals & Co.; NEUTROGENA skin and hair products; o.b. Tampons; PEDIACARE children's cold and allergy medications; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SERENITY incontinence products; SHOWER TO SHOWER personal care powder products; STAYFREE and SURE & NATURAL sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy, antifungal, biotech, central nervous system, contraceptive, dermatology, gastrointestinal and immunobiology fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC (sold outside the U.S. as DUROGESIC), a transdermal patch for chronic pain; EPREX (sold in the U.S. as PROCRIT), a biotechnology derived version of the human hormone erythropoietin, which stimulates red blood cell production; ERGAMISOL, a colon cancer drug; FLOXIN, an antibacterial; HISMANAL, the once-a-day less sedating antihistamine; IMODIUM, an antidiarrheal; LEUSTATIN, for hairy cell leukemia; MOTILIUM, a gastrointestinal mobilizer; NIZORAL, SPORANOX and TERAZOL, antifungals; ORTHOCLONE OKT-3, for reversing the rejection of kidney, heart and liver transplants; ORTHO-NOVUM group of oral contraceptives; PREPULSID (sold in the U.S. as PROPULSID), a gastrointestinal prokinetic; RETIN-A, a dermatological cream for acne; RISPERDAL, an antipsychotic drug; and ULTRAM, a new centrally acting prescription analgesic for moderate to moderately severe pain.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, less-invasive surgical instruments, diagnostic products, medical equipment and devices, disposable contact lenses, surgical instruments, joint replacements and products for wound management and infection prevention. These products are used principally in the professional fields by physicians, dentists, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers. In February 1996 Johnson & Johnson acquired Cordis Corporation which provides devices and systems for markets that include cardiology, electrophysiology, radiology and interventional neuroradiology.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries manufacturing in 39 countries outside the United States and selling in over 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

     Johnson & Johnson has made a practice of selling its products under trademarks and of obtaining protection for these trademarks by all available means. Johnson & Johnson's trademarks are protected by registration in the United States and other countries where its products are marketed. Johnson & Johnson considers these trademarks in the aggregate to be of material importance in the operation of its business.

SEASONALITY

     Worldwide sales do not reflect any significant degree of seasonality; however spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research grants.

COMPETITION

     In all its product lines, Johnson & Johnson companies compete with companies both large and small, located in the United States and abroad. Competition is strong in all segments without regard to the number and size of the competing companies involved. Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to Johnson & Johnson's success in all areas of its business. This competitive environment requires substantial investments in continuing research and in multiple sales forces. In addition, the winning and retention of customer acceptance of Johnson & Johnson's consumer products involve heavy expenditures for advertising, promotion and selling.

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $1,634, $1,278 and $1,182 million for fiscal years 1995, 1994 and 1993, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

REGULATION

     Most of Johnson & Johnson's business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the Food and Drug Administration (the "FDA") continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems.

     The costs of human health care have been and continue to be a subject of study and investigation by governmental agencies and legislative bodies in the United States and other countries. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs. Even in the absence of new government regulation, managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug pricing, appropriate drug utilization and the quality of health care.

     The regulatory agencies under whose purview Johnson & Johnson operates have administrative powers that may subject Johnson & Johnson to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases Johnson & Johnson may deem it advisable to initiate product recalls voluntarily.

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 165 manufacturing facilities occupying approximately 15 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                                              SQUARE FEET
                                    SEGMENT                                  (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    Consumer...............................................................       5,877
    Pharmaceutical.........................................................       2,966
    Professional...........................................................       6,210
                                                                                -------
              Worldwide total..............................................      15,053
                                                                             ===========

     Within the United States, 12 facilities are used by the Consumer segment, 7 by the Pharmaceutical segment and 40 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                   NUMBER OF       SQUARE FEET
                           GEOGRAPHIC AREA                         FACILITIES     (IN THOUSANDS)
    -------------------------------------------------------------  ----------     --------------
    United States................................................       59             7,119
    Europe.......................................................       44             3,622
    Western Hemisphere excluding U.S.A...........................       24             2,428
    Africa, Asia and Pacific.....................................       38             1,884
                                                                       ---           -------
              Worldwide total....................................      165            15,053
                                                                   =======        ===========

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

     For information regarding lease obligations see Note 9 "Rental Expenses and Lease Commitments" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 34 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 41 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Pending Legal Proceedings" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 39 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 15, 1996, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Stockholders executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 1996.

              NAME                 AGE                          POSITION
- ---------------------------------  ---     ---------------------------------------------------
Roger S. Fine....................  53      Member, Executive Committee; Vice President,
                                             Administration
George S. Frazza.................  62      Member, Executive Committee; Vice President,
                                           General Counsel
Ronald G. Gelbman................  48      Member, Executive Committee; Worldwide Chairman,
                                             Pharmaceutical and Diagnostics Group(a)
Clark H. Johnson.................  60      Member, Executive Committee; Vice President,
                                           Finance
Christian A. Koffmann............  55      Member, Executive Committee; Worldwide Chairman,
                                             Consumer and Personal Care Group(b)
Ralph S. Larsen..................  57      Chairman, Board of Directors and Chief Executive
                                           Officer; Chairman, Executive Committee
James T. Lenehan.................  47      Member, Executive Committee; Worldwide Chairman,
                                             Consumer Pharmaceuticals and Professional
                                             Group(c)
Robert N. Wilson.................  55      Vice-Chairman, Board of Directors; Vice-Chairman
                                             Executive Committee

- ---------------

(a) Mr. R. G. Gelbman joined the Company in 1972 and became a Company Group Chairman in 1987. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceutical and Diagnostics Group in 1994.

(b) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer and Personal Care Group in 1995.

(c) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals and Professional Group in 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
        HOLDER MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices"and "Cash Dividends Paid" on page 24 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1985-1995" on page 42 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview, Sales and Earnings, Costs and Expenses, Liquidity and Capital Resources and Changing Prices and Inflation" on pages 23 through 26 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Independent Auditor's Report," on pages 29 through 40 of Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers is presented at the end of
Part I hereof. Information with respect to directors is incorporated herein by reference to the material captioned "Election of Directors-- Nominees" on pages 2 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Directors' Fees, Committees and Meetings" and "Executive Compensation" on pages 8 and 9, and 14 through 17 of Johnson & Johnson's Proxy Statement dated March 12, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "General Information--Principal Stockholder" and "Election of Directors--Stock Ownership/Control" on pages 2 and 8 of Johnson & Johnson's Proxy Statement dated March 12, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements to be included in this report are incorporated in
Part II, Item 8 hereof by reference to Johnson & Johnson's Annual Report to Stockholders for fiscal year 1995.

         2. Financial Statement Schedules

  II  Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are not required or are not applicable.

         3. Exhibits Required to be Filed by Item 60l of Regulation S-K

     The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1995.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

   FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994
                             (DOLLARS IN MILLIONS)

                                                                       DEDUCTIONS FROM RESERVES
                                               ADDITIONS     --------------------------------------------
                               BALANCE AT       CHARGED                                          BALANCE
                                BEGINNING    TO COSTS AND                                        AT END
                                OF PERIOD     EXPENSES(A)           DESCRIPTION        AMOUNT   OF PERIOD
                               -----------   -------------   ------------------------- ------   ---------
1995
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $  77             46       recoveries...............    15
                                                             Currency adjustments.....    (1)       109

     Reserve for customer                                    Customer rebates
       rebates................       93            575       allowed..................   553        115
     Reserve for cash
       discounts..............       30            355       Cash discounts allowed...   351         34
                               -----------      ------                                 ------   ---------
                                  $ 200            976                                   918        258
                               =========     ==========                                ======   =======
1994
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $  56             35       recoveries...............    17
                                                             Currency adjustments.....    (3)        77

     Reserve for customer                                    Customer rebates
       rebates................       87            452       allowed..................   447
                                                             Currency adjustments.....    (1)        93
     Reserve for cash
       discounts..............       27            276       Cash discounts allowed...   274
                                                             Currency adjustments.....    (1)        30
                               -----------      ------                                 ------   ---------
                                  $ 170            763                                   733        200
                               =========     ==========                                ======   =======
1993
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $  57             26       recoveries...............    24
                                                             Currency adjustments.....     3         56

     Reserve for customer                                    Customer rebates
       rebates................       60            406       allowed..................   379         87
     Reserve for cash
       discounts..............       26            245       Cash discounts allowed...   244         27
                               -----------      ------                                 ------   ---------
                                  $ 143            677                                   650        170
                               =========     ==========                                ======   =======

- ---------------
(A) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1996                                 JOHNSON & JOHNSON
                                                       (Registrant)

                                          By       /s/ R. S. LARSEN
                                              --------------------------------
                                              R. S. Larsen, Chairman, Board of
                                                          Directors
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                         DATE
- -----------------------------------    ------------------------------------    ---------------
             /s/ R. S. LARSEN          Chairman, Board of Directors and        March 25, 1996
- -----------------------------------    Chief Executive Officer, and
           R. S. Larsen                Director (Principal Executive
                                       Officer)

            /s/ C. H. JOHNSON          Vice President -- Finance and           March 25, 1996
- -----------------------------------    Director (Principal Financial
           C. H. Johnson               Officer)

           /s/ J. H. HEISEN            Controller                              March 27, 1996
- -----------------------------------
           J. H. Heisen

        /s/ J. W. BLACK                Director                                March 21, 1996
- -----------------------------------
            J. W. Black

       /s/ G. N. BURROW                Director                                March 21, 1996
- -----------------------------------
           G. N. Burrow

       /s/ J. G. COONEY                Director                                March 21, 1996
- -----------------------------------
           J. G. Cooney

       /s/ J. G. CULLEN                Director                                March 27, 1996
- -----------------------------------
           J. G. Cullen

       /s/ P. M. HAWLEY                Director                                March 22, 1996
- -----------------------------------
           P. M. Hawley

       /s/ A. D. JORDAN                Director                                March 21, 1996
- -----------------------------------
           A. D. Jordan

       /s/ A. G. LANGBO                Director                                March 27, 1996
- -----------------------------------
           A. G. Langbo

             SIGNATURE                                TITLE                         DATE
- -----------------------------------    ------------------------------------    ---------------
        /s/ J. S. MAYO                 Director                                March 21, 1996
- -----------------------------------
            J. S. Mayo

       /s/ T. S. MURPHY                Director                                March 22, 1996
- -----------------------------------
           T. S. Murphy

        /s/ P. J. RIZZO                Director                                March 22, 1996
- -----------------------------------
            P. J. Rizzo

       /s/ M. F. SINGER                Director                                March 22, 1996
- -----------------------------------
           M. F. Singer

        /s/ R. B. SMITH                Director                                March 22, 1996
- -----------------------------------
            R. B. Smith

       /s/ R. N. WILSON                Vice Chairman, Board of Directors       March 25, 1996
- -----------------------------------    and Director
           R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Johnson & Johnson:

     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1995 Annual Report to Stockholders and appears on page 40 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                            COOPERS & LYBRAND L.L.P.

New York, New York
January 23, 1996,
except for Note 20,
as to which the date is
February 23, 1996

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in Registration Statements No. 33-52252, 33-40294, 33-40295, 33-32875, 2-67443, 33-7634 and 033-59009 on Form
S-8, No. 33-55977 and 33-47424 on Form S-3 and No. 33-57583 and 333-00391 on
Form S-4 and related Prospectuses of our reports dated January 23, 1996, except for Note 20, as to which the date is February 23, 1996, on our audits of the consolidated financial statements and financial statement schedule of Johnson & Johnson and subsidiaries as of December 31, 1995 and January 1, 1995, and for each of the three years in the period ended December 31, 1995, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                            COOPERS & LYBRAND L.L.P.

New York, New York
March 28, 1996

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                                     DESCRIPTION
  ITEM NO.                                         OF EXHIBIT
- -------------   --------------------------------------------------------------------------------
       3(a)     Certificate of Amendment to the Restated Certificate of Incorporation of the
                Company and Restated Certificate of Incorporation, dated May 20,
                1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's
                Form 10-K Annual Report for the year ended January 3, 1993.
       3(b)     By-Laws of the Company, as amended April 26, 1990 -- Incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the
                year ended January 3, 1993.
       4(a)     Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
      10(a)     1995 Stock Option Plan (as amended) -- Filed with this document.*
      10(b)     1991 Stock Option Plan -- Incorporated by reference to Registration Statement
                No. 33-40294, Exhibit 4(a).*
      10(c)     1986 Stock Option Plan (as amended) -- Incorporated herein by reference to
                Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(d)     1980 Stock Option Plan (as amended) -- Incorporated herein by reference to
                Exhibit 10(d) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(e)     1995 Stock Compensation Plan -- Filed with this document.*
      10(f)     Domestic Deferred Compensation Plan -- Incorporated herein by reference to
                Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended
                January 3, 1993.*
      10(g)     Deferred Fee Plan for Directors (as amended) -- Filed with this document.*
      10(h)     Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit
                10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3,
                1993.*
      10(i)     Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit
                10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3,
                1993.*
      11        -- Calculation of Earnings Per Share -- Filed with this document.
      12        -- Statement of Computation of Ratio of Earnings to Fixed Charges -- Filed with this document.
      13        -- Pages 23-42 of the Company's Annual Report to Stockholders for fiscal year
                1995 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") -- Filed with this document.
      21        -- Subsidiaries -- Filed with this document.
      27        -- Financial Data Schedule for Year Ended December 31, 1995 -- Filed with this document.
      99        -- Form 11-K for the Johnson & Johnson Savings Plan to be filed on or before
                June 30, 1996.

- ---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.