Form 10-Q
period 1996-03-31
JOHNSON & JOHNSON
filed 1996-05-10
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

     On April 26, 1996, 666,257,720 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     March 31, 1996 and December 31, 1995                  3


   Consolidated Statement of Earnings for the
     Three Months Ended March 31, 1996 and
      April 2, 1995                                        5


   Consolidated Statement of Cash Flows
     for the Three Months Ended March 31, 1996
     and April 2, 1995                                     6


   Notes to Consolidated Financial Statements              7


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           10


   Signatures                                             14





Part II - Other Information


   Items 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K             13

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                       March 31,    December 31,
                                          1996          1995
Current Assets:

   Cash and cash equivalents          $ 1,724         1,201

   Marketable securities                  139           163

   Accounts receivable, trade, less
  allowances $267 (1995 - $258)         3,223         2,903

   Inventories (Note 3)                 2,433         2,276

   Deferred taxes on income               701           717

   Prepaid expenses and other
  receivables                             783           678


        Total current assets            9,003         7,938

Marketable securities, non-current        264           338

Property, plant and equipment, at cost  8,437         8,175

    Less accumulated depreciation and
    amortization                        3,204         2,979

                                        5,233         5,196

Intangible assets, net (Note 4)         2,944         2,950

Deferred taxes on income                  333           307

Other assets                            1,163         1,144


        Total Assets                 $ 18,940        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      March 31,      December 31,
                                         1996            1995
Current Liabilities:

   Loans and notes payable            $   267           321

   Accounts payable                     1,347         1,602

   Accrued liabilities                  2,049         1,949

 Accrued salaries, wages and commissions  395           292

   Taxes on income                        364           224

       Total current liabilities        4,422         4,388

Long-term debt                          2,111         2,107

Deferred tax liability                    163           156

Certificates of extra compensation         81            86

Other liabilities                       2,335         2,091

Stockholders' equity
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 1,080,000,000 shares;
   issued 767,412,000 shares)             767           767

   Note receivable from employee stock
     ownership plan                       (57)          (64)

   Cumulative currency translation
   adjustments                             80           148

   Retained earnings                   10,551        10,511

                                       11,341        11,362
     Less common stock held in treasury,
    at cost (101,074,000 & 119,732,000
     shares)                            1,513         2,317

     Total stockholders' equity         9,828         9,045

     Total liabilities and stockholders'
    equity                            $18,940        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            March 31, Percent   April 2,  Percent
                              1996    to Sales    1995    to Sales



Sales to customers (Note 5) $5,334    100.0     4,496     100.0

Cost of products sold        1,719     32.2     1,447      32.2

Selling, marketing and
  administrative expenses    1,996     37.4     1,720      38.2

Research expense               428      8.0       353       7.9

Interest income               (30)      (.6)     (18)       (.4)

Interest expense, net of
  portion capitalized           35       .7        45       1.0

Other expense                   62      1.2        28        .6

                             4,210     78.9     3,575      79.5

Earnings before provision
  for taxes on income        1,124     21.1       921      20.5

Provision for taxes on
  income (Note 2)              334      6.3       267       6.0


NET EARNINGS                $  790     14.8       654      14.5


NET EARNINGS PER SHARE       $ 1.19               1.02

CASH DIVIDENDS PER SHARE     $  .33                .29

AVG. SHARES OUTSTANDING       666.3              643.1

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                             Fiscal Quarter Ended
                                            March 31,   April 2,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $  790      654
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  244      204
    Increase in accounts receivable, trade,
      less allowances                          (234)    (163)
    Increase in inventories                    (125)     (54)
    Changes in other assets and liabilities     238       71

    NET CASH FLOWS FROM OPERATING ACTIVITIES    913      712

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (219)    (218)
    Proceeds from the disposal of assets          8      395
    Other, principally marketable securities    166     (476)

    NET CASH USED BY INVESTING ACTIVITIES       (45)    (299)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (214)    (187)
    Repurchase of common stock                 (102)     (77)
    Proceeds from short-term debt                58       72
    Retirement of short-term debt               (41)    (447)
    Proceeds from long-term debt                  -        3
    Retirement of long-term debt                (79)      (2)
    Proceeds from the exercise of stock
     options                                     39       29

    NET CASH USED BY FINANCING
     ACTIVITIES                                (339)    (609)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (6)      20

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              523     (176)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD1,201      636

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 1,724      460



              See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the weighted average number of shares of common stock outstanding during the applicable period.

NOTE 2 - INCOME TAXES
The effective income tax rates for the first three months of 1996 and 1995 are 29.7% and 29.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1996 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five year period.

NOTE 3 - INVENTORIES

(Dollars in Millions)             March 31, 1996  Dec. 31, 1995

Raw materials and supplies         $   655          625
Goods in process                       530          519
Finished goods                       1,248        1,132
                                   $ 2,433        2,276

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)            March 31, 1996   Dec. 31, 1995

Intangible assets                  $ 3,370        3,345
Less accumulated amortization          426          395
                                   $ 2,944        2,950

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.
NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                  First Quarter
                                           Percent
                            1996    1995   Increase
Consumer
  Domestic               $   825     729       13.2
  International              794     707       12.3
                           1,619   1,436       12.7%


Pharmaceutical
  Domestic               $   792     607       30.5
  International              970     876       10.7
                           1,762   1,483       18.8%


Professional
  Domestic               $ 1,035     840       23.2
  International              918     737       24.6
                           1,953   1,577       23.8%


Domestic                 $ 2,652   2,176       21.9
International              2,682   2,320       15.6
  Worldwide              $ 5,334   4,496       18.6%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREA
                                  First Quarter
                                             Percent
                             1996    1995    Increase

U.S.                     $ 2,652   2,176       21.9
Europe                     1,587   1,356       17.0
Western Hemisphere
  excluding U.S.             464     406       14.3
Asia-Pacific, Africa         631     558       13.1

    Total                $ 5,334   4,496       18.6%

NOTE 6 - MERGER

  On February 23, 1996, Johnson & Johnson and Cordis Corporation completed the previously announced merger between the two companies. The number of Johnson & Johnson shares issued in the merger for each Cordis share is the result of dividing $109 by the average of the closing prices per Johnson & Johnson share for the 10 trading days prior to the closing of the merger. This resulted in an exchange ratio of 1.1292 shares of Johnson & Johnson stock for each share of Cordis stock. The merger has a total value, net of cash, of approximately $1.8 billion. Cordis had approximately
17.6 million shares outstanding on a fully diluted basis. The merger has been accounted for as a pooling of interests. However, prior period financial statements have not been restated as the effect of reflecting data relating to this merger would not materially affect previously issued financial statements.
  Cordis is a leader in angiography and angioplasty (balloon catheters). The combination of Cordis and Johnson & Johnson's interventional cardiology business is an important strategic step for both companies to meet the challenge of providing for customer needs in the fast changing healthcare industry.

NOTE 7 - SUBSEQUENT EVENT

  On April 25, 1996, the Board of Directors approved an increase in the authorized common stock from 1.08 billion to 2.16 billion shares enabling the Company to complete a two-for-one split of its common stock. Par value will remain at $1.00 per common share.
One new share of common stock will be distributed on June 11, 1996 with respect to each existing share of common stock held of record on May 21, 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES AND EARNINGS
  Consolidated sales for the first quarter of 1996 were $5,334 million, an increase of 18.6% over 1995 first quarter sales of $4,496 million. The effect of the stronger dollar relative to
foreign currencies decreased first quarter's sales by .2%.   The
sales increase of 18.8% due to operations included a positive price change effect of .7%. Consolidated net earnings for the first quarter of 1996 were $790 million, compared with $654 million for the same period a year ago, an increase of 20.8%. Earnings per share for the period were $1.19, compared with $1.02 for the same period in 1995, an increase of 16.7%.
  Domestic sales for the first three months of 1996 were $2,652 million, an increase of 21.9% over 1995 domestic sales of $2,176 million for the same period. Sales by international subsidiaries were $2,682 million for the first quarter of 1996 compared with $2,320 million for the same period a year ago, an increase of 15.6%. Excluding the impact of the higher value of the dollar, international sales increased by 16.0% for the quarter.

  Domestic consumer sales increased 13.2% for the first quarter. Growth was led by PEPCID AC Acid Controller, a product of Johnson Johnson o Merck Consumer Pharmaceuticals Co.; Neutrogena, a line of adult skin and hair care products; the TYLENOL line of acetaminophen-based analgesic and cold products; and Children's Motrin, the first new nonprescription children's fever and pain reliever in 35 years. International consumer sales increased 12.3% for the first quarter due to equally strong performance in Europe, Latin America, and Asia-Pacific & Africa.
  Worldwide pharmaceutical sales of $1.8 billion for the quarter increased 18.8%, with domestic sales growing 30.5%. Leading the increase in pharmaceutical sales were RISPERDAL, a new antipsychotic medication; PROPULSID, a gastrointestinal product; PROCRIT, for the treatment of anemia; ULTRAM, a centrally acting prescription analgesic for moderate to moderately severe pain; SPORANOX, a broad spectrum antifungal agent; and RENOVA.
  The Food and Drug Administration approved a new indication, onychomycosis, for SPORANOX last fall. One in every 25 Americans suffers from nail infection and SPORANOX is the first therapy to offer significant improvement to patients. Positive feedback is being received from dermatologists, primary care physicians and podiatrists concerning the efficacy of SPORANOX.
  RENOVA is the first prescription skin cream proven to reduce fine wrinkles, brown spots and surface roughness associated with chronic sun exposure and the natural aging process, when used in addition to a comprehensive skin care and sun avoidance program. RENOVA was launched in the U.S. in February 1996.
  Worldwide sales of $2.0 billion in the Professional segment represented an increase of 23.8% over the first quarter in 1995.

Included in the consolidated figure are sales from Cordis for the first three months of this year. Strong sales growth continued to be fueled by the rapid market adoption of the Johnson & Johnson Interventional's PALMAZ-SCHATZ Coronary Stent due to its efficacy in reducing the incidence of recurring blockage of coronary arteries following balloon angioplasty. LifeScan's blood glucose monitoring systems, Vistakon's ACUVUE disposable contact lenses, Johnson & Johnson Professional's orthopaedic systems, and Ethicon Endo-Surgery's minimally invasive surgical instruments continued to deliver solid growth.
  The joining of the Johnson & Johnson Interventional Systems and Cordis businesses in February 1996, represents an important strategic step which provides the combined businesses a greater breadth of technically superior products. These include balloon/stent systems, as well as the technological expertise and resources to continue to lead new and innovative cardiology developments.
  Average shares of common stock outstanding in the first three months of 1996 were 666.3 million, compared with 643.1 million for the same period a year ago. The increase of 23.2 million shares include 18.6 million shares for the Cordis merger in 1996 and the balance for various acquisitions using common stock during 1995. LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) as of March 31, 1996 was 5.0% of net capital (stockholders' equity and net debt) compared with 10.5% at the end of 1995. Net debt decreased by $549 million during the first three months of 1996 to $515 million at March 31, 1996. Total debt represented 19.5% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 21.2% at the end of 1995.

 Additions to property, plant and equipment were $219 million for the first three months of 1996, compared with $218 million for the same period in 1995.
  On April 25, 1996, the Board of Directors approved an increase in the authorized common stock from 1.08 billion to 2.16 billion shares enabling the Company to complete a two-for-one split of its common stock. Par value will remain at $1.00 per common share.
One new share of common stock will be distributed on June 11, 1996 with respect to each existing share of common stock held of record on May 21, 1996. In addition, the Board of Directors raised the quarterly dividend from 33 cents to 38 cents per share on a pre-split basis, an increase of 15.2%. The dividend is payable on June 11, 1996 to shareholders of record as of May 21, 1996.

Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibit Numbers

           (1)  Exhibit 11 - Calculation of Earnings Per Share

           (2)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K:

           A report on Form 8-K was filed on March 8, 1996, which included pro forma financial information prepared to reflect the merger of Johnson & Johnson and Cordis as referred to under Note 7 - Merger: (a) Unaudited Pro Forma Condensed Consolidated Statements of Income for the nine months ended October 1, 1995 and the years ended January 1, 1995, January 2, 1994 and January 3, 1993, (b) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of October 1, 1995 and (c) the notes thereto.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  May 10, 1996           By     C. H. Johnson
                                    C. H. Johnson
                                (Vice President, Finance)






Date:  May 10, 1996           By     J. H. Heisen
                                    J. H. Heisen
                                (Corporate Controller)

                                                      Exhibit 11
              JOHNSON & JOHNSON AND SUBSIDIARIES

              CALCULATION OF EARNINGS PER SHARE

        (Dollars and shares in millions except per share figures)


                                              First Quarter Ended
                                              March 31,  April 2,
                                                1996       1995

1. Net Earnings ................               $  790      654

2. Average number of shares outstanding
    during the period............                666.3    643.1

3. Earnings per share based upon average
    outstanding shares (1 / 2)                  $ 1.19     1.02

4. Fully diluted earnings per share:

  a. Average number of shares out-
      standing during the period.                666.3    643.1

  b. Shares issuable under stock
      compensation agreements at
      quarter-end ..............                     -       .1

  c. Shares reserved under the stock
      option plan for which the
      market price at end of quarter
      exceeds the option price..                  39.2     34.6

  d. Aggregate proceeds to the Company
      from the exercise of
      options in 4c ............                2,286     1,503

  e. Market price of the Company's
      common stock at fiscal
      quarter-end...............                92.25     59.50

  f. Shares which could be repurchased
      under the treasury stock method
      (4d / 4e) ................                  24.8    25.3

  g. Addition to average outstanding
      shares (4b + 4c - 4f).....                  14.4     9.4

  h. Shares for fully diluted earnings
      per share calculation
      (4a + 4g) ................                 680.7   652.5

  i. Fully diluted earnings per share
      (1 / 4h) .................                $ 1.16    1.00