Form 10-K/A
period 1995-01-01
JOHNSON & JOHNSON
filed 1996-06-28
CIK 200406

=============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A


                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number: 1-3215

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

Date: June 27, 1996                             JOHNSON & JOHNSON
                                     ------------------------------------------
                                                  (Registrant)

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

        Signature                       Title                      Date
        ---------                       -----                      ----

    /s/ R. S. LARSEN                     Chairman,
- -----------------------------      Board of Directors and
        R. S. Larsen                  Chief Executive
                                   Officer, and Director
                                        (Principal
                                    Executive Officer)           June 27, 1996


    /s/ C. H. JOHNSON              Vice President-Finance
- -----------------------------          and Director
        C. H. Johnson               (Principal Financial
                                        Officer)                 June 27, 1996


    /s/ J. H. HEISEN                    Controller               June 27, 1996
- -----------------------------
        J. H. Heisen

    /s/ J. W. BLACK                      Director                June 24, 1996
- -----------------------------
        J. W. Black

    /s/ G. N. BURROW                     Director                June 25, 1996
- -----------------------------
        G. N. Burrow

    /s/ J. G. COONEY                     Director                June 24, 1996
- -----------------------------
        J. G. Cooney

    /s/ J. G. CULLEN                     Director                June 27, 1996
- -----------------------------
        J. G. Cullen

        Signature                       Title                      Date
        ---------                       -----                      ----

    /s/ P. M. HAWLEY                     Director                June 24, 1996
- -----------------------------
        P. M. Hawley

                                         Director                June   , 1996
- -----------------------------
        A. D. Jordan

    /s/ A. G. LANGBO                     Director                June 25, 1996
- -----------------------------
        A. G. Langbo

    /s/ J. S. MAYO                       Director                June 24, 1996
- -----------------------------
        J. S. Mayo

    /s/ T. S. MURPHY                     Director                June 25, 1996
- -----------------------------
        T. S. Murphy

    /s/ P. J. RIZZO                      Director                June 24, 1996
- -----------------------------
        P. J. Rizzo

    /s/ M. F. SINGER                     Director                June 24, 1996
- -----------------------------
        M. F. Singer

    /s/ R. B. SMITH                      Director                June 24, 1996
- -----------------------------
        R. B. Smith

    /s/ R. N. WILSON                     Director                June 27, 1996
- -----------------------------
        R. N. Wilson

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

     10(a)     1995 Stock Option Plan (as amended) -- Previously filed.

     10(b) 1991 Stock Option Plan -- Incorporated by reference to Registration Statement No. 33-40294, Exhibit 4(a).*

     10(c) 1986 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(d) 1980 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(e)     1995 Stock Compensation Plan -- Previously filed.

     10(f) Domestic Deferred Compensation Plan -- Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

     10(g)     Deferred Fee Plan for Directors (as amended) -- Previously filed.

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

     12        -Statement of Computation of Ratio of Earnings to Fixed
                Charges -- Previously filed.

     13        -Annual report to stockholders for fiscal year 1995 (only
                those portions incorporated by reference in this document are deemed "filed") -- Previously filed.

     21        -Subsidiaries -- Previously filed.

     27        -Financial Data Schedule for Year Ended December 31, 1995 --
                Previously Filed.

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