Form 10-Q
period 1996-06-30
JOHNSON & JOHNSON
filed 1996-08-09
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

     On July 26, 1996, 1,332,644,572 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS



Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     June 30, 1996 and December 31, 1995                   3


   Consolidated Statement of Earnings for the
     Fiscal Quarter Ended June 30, 1996 and
      July 2, 1995                                         5


   Consolidated Statement of  Earnings for the
     Fiscal Six Months Ended June 30, 1996 and
     July 2, 1995                                          6


   Consolidated Statement of Cash Flows for the
     Fiscal Six Months Ended June 30, 1996 and
     July 2, 1995                                          7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           11


   Signatures                                             17




Part II - Other Information


   Item 4 - Submission of Matters to a
              Vote of Security Holders                    15

    Item 6 - Exhibits and Reports on Form 8-K             16

   Items 1, 2, 3 and 5 are not applicable

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                        June 30,    December 31,
                                          1996          1995
Current Assets:

   Cash and cash equivalents          $ 1,860         1,201

   Marketable securities                   98           163

   Accounts receivable, trade, less
  allowances $272 (1995 - $258)         3,380         2,903

   Inventories (Note 3)                 2,506         2,276

   Deferred taxes on income               668           717

   Prepaid expenses and other
  receivables                             732           678


        Total current assets            9,244         7,938

Marketable securities, non-current        287           338

Property, plant and equipment, at cost  8,584         8,175

    Less accumulated depreciation and
    amortization                        3,335         2,979

                                                      5,249              5,196

Intangible assets, net (Note 4)         2,913         2,950

Deferred taxes on income                  358           307

Other assets                            1,254         1,144


        Total assets                 $ 19,305        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       June 30,      December 31,
                                         1996            1995
Current Liabilities:

   Loans and notes payable            $   260           321

   Accounts payable                     1,360         1,602

   Accrued liabilities                  2,122         1,949

 Accrued salaries, wages and commissions  395           292

   Taxes on income                        262           224

       Total current liabilities        4,399         4,388

Long-term debt                          2,101         2,107

Deferred tax liability                    161           156

Certificates of extra compensation         88            86

Other liabilities                       2,316         2,091

Stockholders' Equity:
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,823,000 shares)         1,535         1,535

   Note receivable from employee stock
     ownership plan                       (57)          (64)

   Cumulative currency translation
   adjustments                            (37)          148

   Retained earnings                   10,296         9,743

                                                     11,737             11,362
     Less common stock held in treasury,
    at cost (201,610,000 & 239,465,000
     shares)                            1,497         2,317

     Total stockholders' equity        10,240         9,045

     Total liabilities and stockholders'
    equity                            $19,305        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            June 30,  Percent   July 2,   Percent
                              1996    to Sales   1995     to Sales



Sales to customers (Note 5) $5,382    100.0     4,762     100.0

Cost of products sold        1,732     32.2     1,562      32.8

Selling, marketing and
  administrative expenses    2,027     37.7     1,857      39.0

Research expense               448      8.3       380       8.0

Interest income               (33)      (.6)     (33)       (.7)

Interest expense, net of
  portion capitalized           30       .5        38        .8

Other expense                   59      1.1        27        .5

                             4,263     79.2     3,831      80.4

Earnings before provision
  for taxes on income        1,119     20.8       931      19.6

Provision for taxes on
  income (Note 2)              328      6.1       270       5.7


NET EARNINGS                $  791     14.7       661      13.9


NET EARNINGS PER SHARE       $  .60                .51

CASH DIVIDENDS PER SHARE     $  .19               .165

AVG. SHARES OUTSTANDING     1,332.9            1,291.1

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Six Months Ended
                            June 30,  Percent   July 2,   Percent
                              1996    to Sales   1995     to Sales



Sales to customers (Note 5)$10,716    100.0     9,258     100.0

Cost of products sold        3,451     32.2     3,009      32.5

Selling, marketing and
  administrative expenses    4,023     37.6     3,577      38.7

Research expense               876      8.2       733       7.9

Interest income               (63)      (.6)     (51)       (.6)

Interest expense, net of
  portion capitalized           65       .6        83        .9

Other expense                  121      1.1        55        .6

                             8,473     79.1     7,406      80.0

Earnings before provision
  for taxes on income        2,243     20.9     1,852      20.0

Provision for taxes on
  income (Note 2)              662      6.1       537       5.8


NET EARNINGS               $ 1,581     14.8     1,315      14.2


NET EARNINGS PER SHARE      $  1.19               1.02

CASH DIVIDENDS PER SHARE    $  .355                .31

AVG. SHARES OUTSTANDING     1,332.8            1,289.0

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                            Fiscal Six Months Ended
                                             June 30,    July 2,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $1,581    1,315
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  492      404
    Increase in accounts receivable, trade,
      less allowances                          (417)         (407)
    Increase in inventories                    (241)     (78)
    Changes in other assets and liabilities     228       41

    NET CASH FLOWS FROM OPERATING ACTIVITIES  1,643    1,275

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (495)    (472)
    Proceeds from the disposal of assets         12      443
    Acquisition of businesses, net of
      cash acquired                               -      (70)
    Other, principally marketable securities    154       (2)

    NET CASH USED BY INVESTING ACTIVITIES      (329)    (101)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (467)    (400)
    Repurchase of common stock                 (174)    (129)
    Proceeds from short-term debt               100      151
    Retirement of short-term debt               (78)    (475)
    Proceeds from long-term debt                  -        5
    Retirement of long-term debt               (100)      (8)
    Proceeds from the exercise of stock
     options                                     82       59

    NET CASH USED BY FINANCING
     ACTIVITIES                                (637)    (797)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                          (18)      28

INCREASE IN CASH AND CASH EQUIVALENTS           659      405

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD1,201      636

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 1,860    1,041

ACQUISITIONS OF BUSINESSES
  Fair value of assets acquired             $     -      382
  Fair value of liabilities assumed               -      (12)
                                                  -      370
  Treasury stock issued                           -     (300)
  Net cash payment                          $     -       70

              See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the weighted average number of shares of common stock outstanding during the applicable period. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 1996. Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - INCOME TAXES
The effective income tax rates for 1996 and 1995 are as follows:
                                    1996            1995
    First Quarter                   29.7%           29.0%
    Second Quarter                  29.3            29.0
    First Half                      29.5            29.0


The effective income tax rates for the first half of 1996 and 1995 are 29.5% and 29.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is primarily the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1996 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five year period.

- - 8 -

NOTE 3 - INVENTORIES

(Dollars in Millions)              June 30, 1996  Dec. 31, 1995

Raw materials and supplies         $   622          625
Goods in process                       548          519
Finished goods                       1,336        1,132
                                   $ 2,506        2,276

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)             June 30, 1996   Dec. 31, 1995


Intangible assets                  $ 3,356        3,345

Less accumulated amortization          443          395

                                   $ 2,913        2,950

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.
NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                               Percent                    Percent
                  1996   1995  Increase      1996   1995  Increase
Consumer
  Domestic     $  717    685      4.7      1,542   1,414     9.1
  International   827    784      5.5      1,621   1,491     8.7
                1,544  1,469      5.1%     3,163   2,905     8.9%

Pharmaceutical
  Domestic        823    659     24.9      1,615   1,266    27.6
  International   985    961      2.5      1,955   1,837     6.4
                1,808  1,620     11.6%     3,570   3,103    15.0%

Professional
  Domestic      1,097    886     23.8      2,132   1,726    23.5
  International   933    787     18.6      1,851   1,524    21.5
                2,030  1,673     21.3%     3,983   3,250    22.6%

Domestic        2,637  2,230     18.3      5,289   4,406    20.0
International   2,745  2,532      8.4      5,427   4,852    11.9
  Worldwide    $5,382  4,762     13.0%    10,716   9,258    15.7%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREAS
                      Second Quarter              Six Months
                               Percent                    Percent
                  1996   1995  Increase      1996   1995  Increase

U.S.           $2,637  2,230     18.3      5,289   4,406    20.0
Europe          1,605  1,492      7.6      3,192   2,848    12.1
Western Hemisphere
  excluding U.S.  464    422     10.0        928     828    12.1
Asia-Pacific,
  Africa          676    618      9.4      1,307   1,176    11.1

    Total      $5,382  4,762     13.0%    10,716   9,258    15.7%

NOTE 6 - MERGER

  On February 23, 1996, Johnson & Johnson and Cordis Corporation completed the previously announced merger between the two companies. The number of Johnson & Johnson shares issued in the merger for each Cordis share is the result of dividing $109 by the average of the closing prices per Johnson & Johnson share for the 10 trading days prior to the closing of the merger. This resulted in an exchange ratio of 1.1292 shares of Johnson & Johnson stock for each share of Cordis stock. The merger has a total value, net of cash, of approximately $1.8 billion. Cordis had approximately
17.6 million shares outstanding on a fully diluted basis. The merger has been accounted for as a pooling of interests, however, prior period financial statements have not been restated as the effect of reflecting data relating to this merger would not materially affect previously issued financial statements.
  Cordis is a leader in angiography and angioplasty (balloon catheters). The combination of Cordis and Johnson & Johnson's interventional cardiology business is an important strategic step for both companies to meet the challenge of providing for customer needs in the fast changing healthcare industry.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first six months of 1996 of $10,716 million exceeded sales of $9,258 million for the first six months of 1995 by 15.7%. The strength of the U.S. dollar relative to the foreign currencies decreased sales for the first six months of 1996 by 1.7%. The sales increase of 17.4% due to operations included a positive price change effect of .4%. Consolidated net earnings for the first six months of 1996 were $1,581 million, compared with net earnings of $1,315 million for the first six months of 1995. Earnings per share for the first six months of 1996 were $1.19, compared with $1.02 for the same period a year ago. Net earnings and earnings per share rose 20.2% and 16.7%, respectively.
  Consolidated sales for the second quarter of 1996 were $5,382 million, an increase of 13.0% over 1995 second quarter sales of $4,762 million. The effect of the stronger U.S. dollar relative to foreign currencies decreased second quarter sales by 3.1%, while price changes contributed .2%. Consolidated net earnings for the second quarter of 1996 were $791 million, compared with $661 million for the same period a year ago, an increase of 19.7%. Earnings per share for the second quarter of 1996 rose 17.6% to $.60, compared with $.51 in the 1995 period.
  Domestic sales for the first six months of 1996 were $5,289 million, an increase of 20.0% over 1995 domestic sales of $4,406 million for the same period a year ago. Sales by international subsidiaries were $5,427 million for the first six months of 1996 compared with $4,852 million for the same period a year ago, an increase of 11.9%. Excluding the impact of the stronger value of the dollar, international sales increased by 15.1%.
- - 11 -
  Worldwide consumer sales of $1.5 billion for the second quarter represented an increase of 5.1%. Growth was led by the NEUTROGENA line of adult skin and hair care products; PEPCID AC Acid Controller, a product of Johnson & Johnson o Merck Consumer Pharmaceuticals Co.; and the TYLENOL line of acetaminophen-based analgesic and cold products.
  On July 3, the Company received marketing clearance from the Food and Drug Administration for NICOTROL, the first nicotine transdermal patch to become available for sale directly to consumers without a prescription. The decision to make NICOTROL patches available without a prescription follows the FDA's marketing clearance in March of this year for NICOTROL NS, a unique prescription nicotine nasal spray designed to reduce nicotine withdrawal symptoms and help smokers quit, when used as part of a comprehensive smoking cessation program.
  Another new consumer product recently approved by the Food and Drug Administration is MONISTAT 3. This three-day miconazole nitrate treatment, which cures most vaginal yeast infections, will offer a shorter course of treatment. MONISTAT continues to be the number one doctor-recommended cure. Currently, vaginal yeast infections affect more than 13 million women each year in the United States. Three quarters of women will experience at least one vaginal yeast infection during their lifetime.
  Worldwide pharmaceutical sales of $1.8 billion for the quarter increased 11.6%, with domestic sales growing 24.9%. Leading the increase in pharmaceutical sales growth were RISPERDAL, an antipsychotic medication; ULTRAM, a centrally acting prescription pain reliever; PROCRIT, for the treatment of anemia; and SPORANOX, a broad spectrum antifungal medication. SPORANOX, recently approved for a new indication, onychomycosis, is the first advance in treating fungal nail disease in three decades. Since its launch for that indication last fall, SPORANOX has generated excellent positive feedback from primary care physicians, dermatologists and podiatrists.

  Worldwide sales of $2.0 billion in the Professional segment represented an increase of 21.3% over the second quarter in 1995. Strong sales growth benefited from the merger with Cordis as well as the continuing, rapid professional acceptance of the PALMAZ-SCHATZ Coronary Stent, due to its efficacy in reducing the incidence of recurring blockage of coronary arteries following balloon angioplasty. LifeScan's blood glucose monitoring systems, Vistakon's ACUVUE disposable contact lenses, Johnson & Johnson Professional's orthopaedic implants, and Ethicon Endo-Surgery's minimally invasive surgical instruments continued to deliver solid performance.

  Average shares of common stock outstanding in the first half of 1996 were 1.3 billion, an increase of 43.8 million over the prior year, due to the 37.2 million shares issued for the Cordis merger in 1996 and the balance for various acquisitions using common stock during 1995. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
  Net debt (borrowings net of cash and current marketable securities) as of June 30, 1996 was 3.8% of net capital (stockholders' equity and net debt) compared with 10.5% at the end of 1995. Net debt decreased by $661 million during the first six months of 1996 to $403 million at June 30, 1996. Total debt represented 18.7% of total capital (stockholders' equity and total borrowings) at quarter end, compared with 21.2% at the end of 1995.

  Additions to property, plant and equipment were $495 million for the first six months of 1996, compared with $472 million for the same period in 1995.

  On July 15, 1996, the Board of Directors approved a regular quarterly dividend of 19 cents per share payable on September 10, 1996 to shareholders of record as of August 20, 1996.

Part II - Other Information
Item 4.    Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of the stockholders of the Company was held on April 25, 1996.

    (b) The Stockholders elected all the Company's nominees for director, approved the Johnson
           & Johnson Executive Plan and approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for
           1996.  The votes  were as follows:

           1. Election of Directors:
                                        For           Withheld
              J. W. Black               576,238,632   6,937,997
              G. N. Burrow              580,937,697   2,238,932
              J. G. Cooney              580,541,854   2,634,775
              J. G. Cullen              580,511,044   2,665,585
              P. M. Hawley              576,591,469   6,585,160
              C. H. Johnson             580,415,700   2,760,929
              A. D. Jordan              580,839,786   2,336,843
              A. G. Langbo              580,811,187   2,365,442
              R. S. Larsen              580,489,845   2,686,784
              J. S. Mayo                580,916,509   2,260,120
              T. S. Murphy              580,445,094   2,731,535
              P. J. Rizzo               580,521,442   2,655,187
              M. F. Singer              580,845,027   2,331,602
              R. B. Smith               578,488,105   4,688,524
              R. N. Wilson              580,484,143   2,692,486

          2. Approval of the Johnson & Johnson
             Executive Incentive  Plan:

                   For            557,946,808
                   Against                  18,492,437
                   Abstain          6,737,384

          3. Approval of Appointment of Coopers & Lybrand L.L.P.

                   For            579,948,067
                   Against                   1,433,477
                   Abstain          1,795,085

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)    Exhibit 3 - Restated Certificate of
                   Incorporation of the Company as last amended on May 21, 1996.

            (2)    Exhibit  11 - Calculation of Earnings Per Share


            (3)    Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form - 8-K:

            The Company did not file any reports on Form 8-K during the three month period ended June 30, 1996.












A copy of any of the exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.


























- - 1       6 -

SIG                              NATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  August 9, 1996        By     C. H. Johnson
                                    C. H. Johnson
                                (Vice President, Finance)






Date:  August 9, 1996        By     J. H. Heisen
                                    J. H. Heisen
                                (Corporate Controller)



























- - 17 -