Form 10-Q
period 1996-09-29
JOHNSON & JOHNSON
filed 1996-11-12
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 29, 1996

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

     On October 25, 1996, 1,331,718,956 shares of Common Stock,
$1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS



Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     September 29, 1996 and December 31, 1995              3


   Consolidated Statement of Earnings for the
     Fiscal Quarter Ended September 29, 1996 and
      October 1, 1995                                      5


   Consolidated Statement of  Earnings for the
     Fiscal Nine Months Ended September 29, 1996 and
     October 1, 1995                                       6


   Consolidated Statement of Cash Flows for the
     Fiscal Nine Months Ended September 29, 1996 and
     October 1, 1995                                       7


   Notes to Consolidated Financial Statements              8


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           12


   Signatures                                             17




Part II - Other Information


   Items 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K             16

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                    September 29,   December 31,
                                        1996            1995
Current Assets:

   Cash and cash equivalents         $  2,088         1,201

   Marketable securities                  135           163

   Accounts receivable, trade, less
  allowances $322 (1995 - $258)         3,355         2,903

   Inventories (Note 3)                 2,631         2,276

   Deferred taxes on income               714           717

   Prepaid expenses and other
  receivables                             677           678


        Total current assets            9,600         7,938

Marketable securities, non-current        356           338

Property, plant and equipment, at cost  8,829         8,175

    Less accumulated depreciation and
    amortization                        3,494         2,979

                                                      5,335              5,196

Intangible assets, net (Note 4)         2,944         2,950

Deferred taxes on income                  404           307

Other assets                            1,271         1,144


        Total assets                 $ 19,910        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                   September 29,     December 31,
                                       1996              1995
Current Liabilities:

   Loans and notes payable            $   503           321

   Accounts payable                     1,320         1,602

   Accrued liabilities                  2,212         1,949

 Accrued salaries, wages and commissions  493           292

   Taxes on income                        405           224

       Total current liabilities        4,933         4,388

Long-term debt                          1,717         2,107

Deferred tax liability                    167           156

Certificates of extra compensation         89            86

Other liabilities                       2,326         2,091

Stockholders' Equity:
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,823,000 shares)         1,535         1,535

   Note receivable from employee stock
     ownership plan                       (57)          (64)

   Cumulative currency translation
   adjustments                            (27)          148

   Retained earnings                   10,750         9,743

                                                     12,201             11,362
     Less common stock held in treasury,
    at cost (202,161,000 & 239,465,000
     shares)                            1,523         2,317

     Total stockholders' equity        10,678         9,045

     Total liabilities and stockholders'
    equity                            $19,910        17,873

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            Sept. 29, Percent   Oct. 1,   Percent
                              1996    to Sales   1995     to Sales



Sales to customers (Note 5) $5,402    100.0     4,738     100.0

Cost of products sold        1,715     31.8     1,543      32.6

Selling, marketing and
  administrative expenses    2,092     38.7     1,857      39.2

Research expense               441      8.2       395       8.3

Interest income               (36)      (.7)     (23)       (.5)

Interest expense, net of
  portion capitalized           32       .6        32        .7

Other expense                   99      1.8        62       1.3

                             4,343     80.4     3,866      81.6

Earnings before provision
  for taxes on income        1,059     19.6       872      18.4

Provision for taxes on
  income (Note 2)              309      5.7       249       5.3


NET EARNINGS                $  750     13.9       623      13.1


NET EARNINGS PER SHARE       $  .56                .48

CASH DIVIDENDS PER SHARE     $  .19               .165

AVG. SHARES OUTSTANDING     1,332.9            1,295.5

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                  Fiscal Nine Months Ended
                            Sept. 29, Percent   Oct. 1,   Percent
                              1996    to Sales   1995     to Sales



Sales to customers (Note 5)$16,118    100.0    13,996     100.0

Cost of products sold        5,166     32.0     4,552      32.5

Selling, marketing and
  administrative expenses    6,115     37.9     5,434      38.8

Research expense             1,317      8.2     1,128       8.1

Interest income               (99)      (.6)     (74)       (.5)

Interest expense, net of
  portion capitalized           97       .6       115        .8

Other expense                  220      1.4       117        .8

                            12,816     79.5    11,272      80.5

Earnings before provision
  for taxes on income        3,302     20.5     2,724      19.5

Provision for taxes on
  income (Note 2)              971      6.0       786       5.7


NET EARNINGS               $ 2,331     14.5     1,938      13.8


NET EARNINGS PER SHARE      $  1.75               1.50

CASH DIVIDENDS PER SHARE    $  .545               .475

AVG. SHARES OUTSTANDING     1,332.8            1,290.9

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                           Fiscal Nine Months Ended
                                            Sept. 29,    Oct. 1,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $2,331    1,938
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  758      604
    Increase in accounts receivable, trade,
      less allowances                          (389)         (425)
    Increase in inventories                    (362)    (100)
    Changes in other assets and liabilities     610      417

    NET CASH FLOWS FROM OPERATING ACTIVITIES  2,948    2,434

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (801)    (780)
    Proceeds from the disposal of assets         14      449
    Acquisition of businesses, net of
      cash acquired                            (182)    (100)
    Other, principally marketable securities     24      (59)

    NET CASH USED BY INVESTING ACTIVITIES      (945)    (490)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to stockholders                  (720)    (614)
    Repurchase of common stock                 (274)    (182)
    Proceeds from short-term debt               185      184
    Retirement of short-term debt               (87)    (507)
    Proceeds from long-term debt                  7        5
    Retirement of long-term debt               (322)    (271)
    Proceeds from the exercise of stock
     options                                    114       79

    NET CASH USED BY FINANCING ACTIVITIES    (1,097)  (1,306)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                          (19)      19

INCREASE IN CASH AND CASH EQUIVALENTS           887      657

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   1,201      636

CASH AND CASH EQUIVALENTS, END OF PERIOD   $  2,088    1,293

ACQUISITIONS OF BUSINESSES
  Fair value of assets acquired            $    186      415
  Fair value of liabilities assumed             (4)      (15)
                                                182      400
  Treasury stock issued                           -     (300)
  Net cash payment                         $    182      100

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

NOTE 2 - INCOME TAXES
The effective income tax rates for 1996 and 1995 are as follows:
                                    1996            1995
    First Quarter                   29.7%           29.0%
    First Half                      29.5            29.0
    Nine Months                     29.4            28.9


The effective income tax rates for the first nine months of 1996 and 1995 are 29.4% and 28.9%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is primarily the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1996 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five year period.

NOTE 3 - INVENTORIES

(Dollars in Millions)             Sept. 29, 1996  Dec. 31, 1995

Raw materials and supplies         $   751          625
Goods in process                       419          519
Finished goods                       1,461        1,132
                                   $ 2,631        2,276

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)            Sept. 29, 1996   Dec. 31, 1995


Intangible assets                  $ 3,444        3,345

Less accumulated amortization          500          395

                                   $ 2,944        2,950

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.
NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Third Quarter                Nine Months
                               Percent                    Percent
                  1996   1995  Increase      1996   1995  Increase
Consumer
  Domestic     $  800    717     11.6      2,342   2,131     9.9
  International   783    744      5.2      2,404   2,235     7.6
                1,583  1,461      8.4%     4,746   4,366     8.7%

Pharmaceutical
  Domestic        864    702     23.1      2,479   1,968    26.0
  International   953    896      6.4      2,908   2,733     6.4
                1,817  1,598     13.7%     5,387   4,701    14.6%

Professional
  Domestic      1,126    916     22.9      3,258   2,642    23.3
  International   876    763     14.8      2,727   2,287    19.2
                2,002  1,679     19.2%     5,985   4,929    21.4%

Domestic        2,790  2,335     19.5      8,079   6,741    19.8
International   2,612  2,403      8.7      8,039   7,255    10.8
  Worldwide    $5,402  4,738     14.0%    16,118  13,996    15.2%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREAS
                       Third Quarter             Nine Months
                               Percent                    Percent
                  1996   1995  Increase      1996   1995  Increase

U.S.           $2,790  2,335     19.5      8,079   6,741    19.8
Europe          1,445  1,347      7.3      4,637   4,195    10.5
Western Hemisphere
  excluding U.S.  491    447      9.8      1,419   1,275    11.3
Asia-Pacific,
  Africa          676    609     11.0      1,983   1,785    11.1

    Total      $5,402  4,738     14.0%    16,118  13,996    15.2%

NOTE 6 - MERGER AND ACQUISITIONS

  During the third quarter, Johnson & Johnson completed the acquisitions of Indigo Medical, Lactaid Inc., Codiex, S.A., and D.J. Sullivan & Assoc. Indigo Medical is a pioneer in the use of advanced, low cost diode lasers for interstitial thermotherapy. Indigo markets diode lasers in Europe for treating benign prostatic hyperplasia (BPH), a condition that affects more than 20 million men worldwide. Johnson & Johnson exercised the option to acquire the trademarks of Lactaid, Inc. Lactaid is a natural dairy digestive supplement. Codiex, S.A. is a current licensee of Johnson & Johnson consumer products in Peru. D.J. Sullivan & Assoc. is a consulting firm that specializes in operating room consulting for small and medium size hospitals. The aggregate purchase price for these acquisitions was $182 million. Pro forma results of the acquisitions, assuming that the transactions were consummated at the beginning of each year presented, would not be materially different from the results reported.
  On February 23, 1996, Johnson & Johnson and Cordis Corporation completed the previously announced merger between the two companies. The number of Johnson & Johnson shares issued in the merger for each Cordis share is the result of dividing $109 by the average of the closing prices per Johnson & Johnson share for the 10 trading days prior to the closing of the merger. This resulted in an exchange ratio of 2.2584 shares of Johnson & Johnson stock on a post split basis for each share of Cordis stock. The merger has a total value, net of cash, of approximately $1.8 billion. Cordis had approximately 17.6 million shares outstanding on a fully diluted basis. The merger has been accounted for as a pooling of interests, however, prior period financial statements have not been restated as the effect of reflecting data relating to this merger would not materially affect previously issued financial statements.
  Cordis is a leader in angiography and angioplasty (balloon catheters). The combination of Cordis and Johnson & Johnson's interventional cardiology business is an important strategic step for both companies to meet the challenge of providing for customer needs in the fast changing healthcare industry.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first nine months of 1996 of $16,118 million exceeded sales of $13,996 million for the first nine months of 1995 by 15.2%. The strength of the U.S. dollar relative to the foreign currencies decreased sales for the first nine months of 1996 by 1.7%. The sales increase of 16.9% due to operations included a positive price change effect of .4%. Consolidated net earnings for the first nine months of 1996 were $2,331 million, compared with net earnings of $1,938 million for the first nine months of 1995. Earnings per share for the first nine months of 1996 were $1.75, compared with $1.50 for the same period a year ago. Net earnings and earnings per share rose 20.3% and 16.7%, respectively.
  Consolidated sales for the third quarter of 1996 were $5,402 million, an increase of 14.0% over 1995 third quarter sales of $4,738 million. The effect of the stronger U.S. dollar relative to foreign currencies decreased third quarter sales by 1.8%, while price changes contributed .1%. Consolidated net earnings for the third quarter of 1996 were $750 million, compared with $623 million for the same period a year ago, an increase of 20.4%. Earnings per share for the third quarter of 1996 rose 16.7% to $.56, compared with $.48 in the 1995 period.
  Domestic sales for the first nine months of 1996 were $8,079 million, an increase of 19.8% over 1995 domestic sales of $6,741 million for the same period a year ago. Sales by international subsidiaries were $8,039 million for the first nine months of 1996 compared with $7,255 million for the same period a year ago, an increase of 10.8%. Excluding the impact of the stronger value of the dollar, international sales increased by 14.1%.

  Worldwide consumer sales for third quarter 1996 increased by 8.4%, with U.S. and international sales up 11.6% and 5.2% respectively. Contributing to the growth were the TYLENOL line of acetaminophen-based analgesic and cold products; MONISTAT 3, the three-day miconazole nitrate treatment for curing vaginal yeast infection; the NEUTROGENA and RoC lines of adult skin and hair care products; and the NICOTROL nicotine transdermal system.
  On July 3, the Company received marketing clearance from the Food and Drug Administration for NICOTROL, the first nicotine transdermal patch available for sale directly to consumers without a doctor's prescription. The non-prescription version of NICOTROL uses a simple dosing regimen and short length of therapy -- two distinct benefits for smoking cessation candidates.
  Worldwide pharmaceutical sales for the quarter increased 13.7%, fueled primarily by the strong growth of 23.1% in the U.S. Sales growth was led by the strong performance of RISPERDAL, an antipsychotic medication; PROPULSID, a gastrointestinal product; SPORANOX, a broad spectrum antifungal agent; ULTRAM, a centrally acting prescription analgesic for moderate to moderately severe pain; and PROCRIT, a treatment for anemia.
  Since its introduction, RISPERDAL has become the standard of care in treating schizophrenia because of its efficacy, safety and tolerability. It is the first serotonin dopamine antagonist to receive marketing approval for first-line use in the treatment of schizophrenia. RISPERDAL recently became the most often prescribed antipsychotic, winning over 20% of the market. In June of this year, the Company received clearance from the Food and Drug Administration to market an oral solution formulation of RISPERDAL.

Due to its ease of administration, RISPERDAL Oral Solution will provide treatment benefits to a wider range of patients, particularly the elderly, for whom liquid formulations are frequently prescribed, and for patients treated in an acute care setting.
  Worldwide sales in the Professional segment increased 19.2% during the third quarter, with a 22.9% increase in the U.S. and 14.8% internationally. Strong sales growth benefited from the merger with Cordis as well as the continuing, rapid professional acceptance of the PALMAZ-SCHATZ Coronary Stent, due to its efficacy in reducing the incidence of recurring blockage of coronary arteries following balloon angioplasty. LifeScan's blood glucose monitoring systems posted strong growth, reflecting the successful launch of the SureStep System. Vistakon's disposable contact lenses, Ethicon's sutures, Johnson & Johnson Professional's orthopaedic implants, and Ethicon Endo-Surgery's minimally invasive surgical instruments continued to deliver solid growth.
  Average shares of common stock outstanding in the first nine months of 1996 were 1.3 billion, an increase of 41.9 million over the prior year, due to the 37.2 million shares issued for the Cordis merger in 1996 and the balance for various acquisitions using common stock during 1995. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
  Cash and current marketable securities increased $859 million during the first nine months of 1996 to $2,223 million at September 29, 1996. Total borrowings decreased $208 million during the first nine months of 1996 to $2,220 million. Net cash (cash and current securities net of borrowings) was $3 million at September 29, 1996 compared with net debt of $1,064 million at the end of 1995. Total debt represented 17.2% of total capital (stockholders' equity and total borrowings) at quarter end compared with 21.2% at the end of 1995.

  Additions to property, plant and equipment were $801 million for the first nine months of 1996, compared with $780 million for the same period in 1995.

  On October 21, 1996, the Board of Directors approved a regular quarterly dividend of 19 cents per share payable on December 10, 1996 to shareholders of record as of November 19, 1996.

Part II - Other Information
Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibit Numbers

           (1)  Exhibit 11 - Calculation of Earnings Per Share

           (2)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended September 29, 1996.

      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  November 11, 1996     By     C. H. Johnson
                                    C. H. Johnson
                                (Vice President, Finance)






Date:  November 11, 1996     By     J. H. Heisen
                                    J. H. Heisen
                                (Corporate Controller)