Form 10-K405
period 1996-12-31
JOHNSON & JOHNSON
filed 1997-03-31
CIK 200406

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996        COMMISSION FILE NUMBER 1-3215

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

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------    --------------------------------------------
       Common Stock, Par Value $1.00                      New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 25, 1997 was approximately $75.1 billion.

     On February 25, 1997 there were 1,333,553,480 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:  Portions of registrant's annual report to shareowners for fiscal year 1996.
Part III:        Portions of registrant's proxy statement for its 1997 annual meeting of shareowners.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]
================================================================================

                                     PART I

ITEM                                                                                      PAGE
----                                                                                      ----
 l.    Business.......................................................................      1
       General........................................................................      1
       Segments of Business; Geographic Areas.........................................      1
       Consumer.......................................................................      1
       Pharmaceutical.................................................................      1
       Professional...................................................................      2
       International..................................................................      2
       Raw Materials..................................................................      2
       Patents and Trademarks.........................................................      2
       Seasonality....................................................................      2
       Competition....................................................................      3
       Research.......................................................................      3
       Environment....................................................................      3
       Regulation.....................................................................      3
 2.    Properties.....................................................................      4
 3.    Legal Proceedings..............................................................      4
 4.    Submission of Matters to a Vote of Security Holders............................      5
       Executive Officers of the Registrant...........................................      5

                                           PART II

 5.    Market for the Registrant's Common Equity and Related Shareowner Matters.......      6
 6.    Selected Financial Data........................................................      6
 7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations.....................................................................      6
 8.    Financial Statements and Supplementary Data....................................      6
 9.    Disagreements on Accounting and Financial Disclosure...........................      6

                                           PART III

10.    Directors and Executive Officers of the Registrant.............................      6
11.    Executive Compensation.........................................................      6
12.    Security Ownership of Certain Beneficial Owners and Management.................      6
13.    Certain Relationships and Related Transactions.................................      6

                                           PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............      7
       Signatures.....................................................................      9
       Report of Independent Auditors.................................................     11
       Consent of Independent Auditors................................................     12
       Exhibit Index..................................................................     13

     Form 10-Q Quarterly Reports Available. A copy of Johnson & Johnson's Quarterly Report on Form 10-Q for any of the first three quarters of the current fiscal year, without exhibits, will be provided without charge to any shareowner submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. Each report will be available about 45 days after the end of the quarter to which it relates.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 89,300 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principles of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations of Johnson & Johnson. In addition, three Executive Committee members are Chairmen of Group Operating Committees, which are comprised of managers who represent key operations within the group, as well as management expertise in other specialized functions. These Committees oversee and coordinate the activities of domestic and international companies related to each of the Consumer, Pharmaceutical and Professional businesses. Operating management of each company is headed by a Chairman, President, General Manager or Managing Director who reports directly to or through a Company Group Chairman. In line with this policy of decentralization, each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. The narrative and tabular (but not the graphic) descriptions of segments and geographic categories captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 26 through 28 and 41 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996 are incorporated herein by reference thereto.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including oral and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult skin and hair products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; JOHNSON'S CLEAN & CLEAR Skin Care Products; IMODIUM A-D Antidiarrheal; JOHNSON'S Baby line of products; MONISTAT, a remedy for vaginal yeast infections; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair products; NICOTROL smoking cessation products; 'o.b.' Tampons; PEDIACARE children's cold and allergy medications; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; STAYFREE and SURE & NATURAL sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy, antibacterial, antifungal, biotech, central nervous system, contraceptive, dermatology, gastrointestinal and immunobiology fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC, a transdermal patch for chronic pain; EPREX (sold in the U.S. under the trademark PROCRIT), a biotechnology derived version of the human hormone erythropoietin, which stimulates red blood cell production; ERGAMISOL, a colon cancer drug; FLOXIN, an antibacterial; HISMANAL, the once-a-day less sedating antihistamine; IMODIUM, an antidiarrheal; LEUSTATIN, for hairy cell leukemia; MOTILIUM, a gastrointestinal mobilizer; NIZORAL, SPORANOX and TERAZOL, antifungals; ORTHOCLONE OKT-3, for reversing the rejection of kidney, heart and liver transplants; ORTHO-NOVUM group of oral contraceptives; PREPULSID (sold in the U.S. under the trademark PROPULSID), a gastrointestinal prokinetic; RETIN-A, a dermatological cream for acne; RISPERDAL, an antipsychotic drug; and ULTRAM, a centrally acting prescription analgesic for moderate to moderately severe pain.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, minimally-invasive surgical instruments, diagnostic products, medical equipment and devices, disposable contact lenses, surgical instruments, joint replacements and products for wound management and infection prevention. These products are used principally in the professional fields by physicians, dentists, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers. In February 1996, Johnson & Johnson acquired Cordis Corporation which provides devices and systems for markets that include cardiology, electrophysiology, radiology and interventional neuroradiology.

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

COMPETITION

     In all its product lines, Johnson & Johnson companies compete with companies both large and small, located in the United States and abroad. Competition is strong in all lines without regard to the number and size of the competing companies involved. Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to Johnson & Johnson's success in all areas of its business. This competitive environment requires substantial investments in continuing research and in multiple sales forces. In addition, the winning and retention of customer acceptance of Johnson & Johnson's consumer products involve heavy expenditures for advertising, promotion and selling.

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $1,905, $1,634 and $1,278 million for fiscal years 1996, 1995 and 1994, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 173 manufacturing facilities occupying approximately 16.5 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                                              SQUARE FEET
                                    SEGMENT                                  (IN THOUSANDS)
    -----------------------------------------------------------------------  --------------
    Consumer...............................................................       5,931
    Pharmaceutical.........................................................       3,980
    Professional...........................................................       6,586
                                                                                 ------
              Worldwide total..............................................      16,497
                                                                                 ======

     Within the United States, 12 facilities are used by the Consumer segment, 9 by the Pharmaceutical segment and 41 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                   NUMBER OF       SQUARE FEET
                           GEOGRAPHIC AREA                         FACILITIES     (IN THOUSANDS)
    -------------------------------------------------------------  ----------     --------------
    United States................................................       62             7,296
    Europe.......................................................       44             4,474
    Western Hemisphere excluding U.S.A...........................       23             2,441
    Africa, Asia and Pacific.....................................       44             2,286
                                                                       ---            ------
              Worldwide total....................................      173            16,497
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

     For information regarding lease obligations see Note 9 "Rental Expense and Lease Commitments" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 34 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 41 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Pending Legal Proceedings" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 39 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996 is incorporated herein by reference.

     The Company or its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state laws in which the primary relief sought is the cost of past and future remediation. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of the Company, such proceedings would not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 25, 1997, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 1997. Mr. Clark H. Johnson, a director referred to in such Proxy Statement, passed away on March 13, 1997.

              NAME                 AGE                          POSITION
---------------------------------  ---     ---------------------------------------------------
Robert J. Darretta...............  50      Member, Executive Committee; Vice President,
                                             Finance(a)
Russell C. Deyo..................  47      Member, Executive Committee; Vice President,
                                             Administration(b)
Roger S. Fine....................  54      Member, Executive Committee; Vice President,
                                           General Counsel(c)
Ronald G. Gelbman................  49      Member, Executive Committee; Worldwide Chairman,
                                             Pharmaceutical and Diagnostics Group(d)
JoAnn H. Heisen..................  47      Member, Executive Committee; Vice President, Chief
                                             Information Officer(e)
Christian A. Koffmann............  56      Member, Executive Committee; Worldwide Chairman,
                                             Consumer and Personal Care Group(f)
Ralph S. Larsen..................  58      Chairman, Board of Directors and Chief Executive
                                           Officer; Chairman, Executive Committee
James T. Lenehan.................  48      Member, Executive Committee; Worldwide Chairman,
                                             Consumer, Pharmaceuticals and Professional
                                             Group(g)
Robert N. Wilson.................  56      Vice-Chairman, Board of Directors; Vice-Chairman
                                             Executive Committee

---------------

(a) Mr. R. J. Darretta joined the Company in 1968 and held various positions before becoming President of Iolab Corporation in 1988. He became Treasurer of the Company in 1995 and on March 24, 1997, became Vice President, Finance and a Member of the Executive Committee.
(b) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in October 1996.
(c) Mr. R. S. Fine joined the Company in 1974 and became Assistant General Counsel in 1978 and Associate General Counsel in 1984. He became a Member of the Executive Committee and Vice President, Administration in 1991 and became Vice President, General Counsel in October 1996.
(d) Mr. R. G. Gelbman joined the Company in 1972 and became a Company Group Chairman in 1987. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceutical and Diagnostics Group in 1994.
(e) Ms. J. H. Heisen joined the Company in 1989 as Assistant Treasurer and became Vice President, Investor Relations in 1990, Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in January 1997.
(f) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer and Personal Care Group in 1995.
(g) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He became a Member of the Executive Committee and Worldwide Chairman, Consumer, Pharmaceuticals and Professional Group in 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREOWNER MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices"and "Cash Dividends Paid" on page 24 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1986-1996" on page 42 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview, Sales and Earnings, Costs and Expenses, Liquidity and Capital Resources and Changing Prices and Inflation" on pages 23 through 26 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Independent Auditor's Report" on pages 29 through 40 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers is presented at the end of
Part I hereof. Information with respect to directors (except as noted in Item 4 above) is incorporated herein by reference to the material captioned "Election of Directors--Nominees" on pages 2 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Directors' Fees, Committees and Meetings" and "Executive Compensation" on pages 8 and 9, and 14 through 17 of Johnson & Johnson's Proxy Statement dated March 12, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "General Information--Principal Shareowner" and "Election of Directors--Stock Ownership/Control" on pages 2 and 8 of Johnson & Johnson's Proxy Statement dated March 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements to be included in this report are incorporated in
Part II, Item 8 hereof by reference to Johnson & Johnson's Annual Report to Shareowners for fiscal year 1996.

         2. Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are not required or are not applicable.

         3. Exhibits Required to be Filed by Item 60l of Regulation S-K

     The information called for by this paragraph is incorporated herein by reference to the Exhibit Index of this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1996.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

  FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995 AND JANUARY 1, 1995
                             (DOLLARS IN MILLIONS)

                                                                       DEDUCTIONS FROM RESERVES
                                               ADDITIONS     --------------------------------------------
                               BALANCE AT       CHARGED                                          BALANCE
                                BEGINNING    TO COSTS AND                                        AT END
                                OF PERIOD     EXPENSES(A)           DESCRIPTION        AMOUNT   OF PERIOD
                               -----------   -------------   ------------------------- ------   ---------

1996
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $ 109             60       recoveries...............    27
                                                             Currency adjustments.....     1       141

     Reserve for customer                                    Customer rebates
       rebates................      115            686       allowed..................   671
                                                             Currency adjustments.....     1       129

     Reserve for cash
       discounts..............       34            388       Cash discounts allowed...   383        39
                                   ----          -----                                   ---       ---
                                  $ 258          1,134                                 1,083       309
                                   ====          =====                                 =====      ====

1995
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $  77             46       recoveries...............    15
                                                             Currency adjustments.....    (1)      109

     Reserve for customer                                    Customer rebates
       rebates................       93            575       allowed..................   553       115

     Reserve for cash
       discounts..............       30            355       Cash discounts allowed...   351        34
                                   ----          -----                                   ---       ---
                                  $ 200            976                                   918       258
                                   ====          =====                                   ===       ===

1994
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful                                    Write-offs less
       accounts...............    $  56             35       recoveries...............    17
                                                             Currency adjustments.....    (3)       77

     Reserve for customer                                    Customer rebates
       rebates................       87            452       allowed..................   447
                                                             Currency adjustments.....    (1)       93
     Reserve for cash
       discounts..............       27            276       Cash discounts allowed...   274
                                                             Currency adjustments.....    (1)       30
                                   ----          -----                                   ---       ---
                                  $ 170            763                                   733       200
                                   ====          =====                                   ===       ===

---------------
(A) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1997                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

                                          By         /s/ R. S. LARSEN
                                            ------------------------------------

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

             SIGNATURE                                TITLE                         DATE
-----------------------------------    ------------------------------------    ---------------

         /s/ R. S. LARSEN              Chairman, Board of Directors and        March 25, 1997
-----------------------------------    Chief Executive Officer, and
           R. S. Larsen                Director (Principal Executive
                                       Officer)

        /s/ R. J. DARRETTA             Vice President -- Finance               March 25, 1997
-----------------------------------    (Principal Financial Officer)
          R. J. Darretta

         /s/ C. E. LOCKETT             Controller                              March 26, 1997
-----------------------------------
           C. E. Lockett
          /s/ J. W. BLACK              Director                                March 27, 1997
-----------------------------------
            J. W. Black

         /s/ G. N. BURROW              Director                                March 27, 1997
-----------------------------------
           G. N. Burrow

         /s/ J. G. COONEY              Director                                March 27, 1997
-----------------------------------
           J. G. Cooney

         /s/ J. G. CULLEN              Director                                March 28, 1997
-----------------------------------
           J. G. Cullen

         /s/ P. M. HAWLEY              Director                                March 26, 1997
-----------------------------------
           P. M. Hawley

         /s/ A. D. JORDAN              Director                                March 28, 1997
-----------------------------------
           A. D. Jordan

         /s/ A. G. LANGBO              Director                                March 28, 1997
-----------------------------------
           A. G. Langbo

             SIGNATURE                                TITLE                         DATE
-----------------------------------    ------------------------------------    ---------------

-----------------------------------    Director                                March   , 1997
            J. S. Mayo

         /s/ T. S. MURPHY              Director                                March 28, 1997
-----------------------------------
           T. S. Murphy

          /s/ P. J. RIZZO              Director                                March 25, 1997
-----------------------------------
            P. J. Rizzo

         /s/ M. F. SINGER              Director                                March 25, 1997
-----------------------------------
           M. F. Singer

          /s/ R. B. SMITH              Director                                March 26, 1997
-----------------------------------
            R. B. Smith

         /s/ R. N. WILSON              Vice Chairman, Board of Directors       March 25, 1997
-----------------------------------    and Director
           R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1996 Annual Report to Shareowners and appears on page 40 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                            COOPERS & LYBRAND L.L.P.

New York, New York
January 20, 1997

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in Registration Statements No. 33-52252, 33-40294, 33-40295, 33-32875, 33-7634 and 033-59009 on Form S-8, No.
33-55977 and 33-47424 on Form S-3 and No. 33-57583 and 333-00391 on Form S-4 and
related Prospectuses of our reports dated January 20, 1997, on our audits of the consolidated financial statements and financial statement schedule of Johnson & Johnson and subsidiaries as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                            COOPERS & LYBRAND L.L.P.

New York, New York
March 28, 1997

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                                      DESCRIPTION
  ITEM NO.                                          OF EXHIBIT
-------------     ------------------------------------------------------------------------------
       3(a)(i)    Restated Certificate of Incorporation dated April 26, 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual
                  Report for the year ended December 30, 1990.
       3(a)(ii)   Certificate of Amendment to the Restated Certificate of Incorporation of the
                  Company dated May 20, 1992 -- Incorporated herein by reference to Exhibit 3(a)
                  of the Registrant's Form 10-K Annual Report for the year ended January 3,
                  1993.
       3(a)(iii)  Certificate of Amendment to the Restated Certificate of Incorporation of the
                  Company dated May 21, 1996 -- Filed with this document.
       3(b)       By-Laws of the Company, as amended April 26, 1990 -- Incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the
                  year ended January 3, 1993.
       4(a)       Upon the request of the Securities and Exchange Commission, the Registrant
                  will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
      10(a)       Stock Option Plan for Non-Employee Directors -- Filed with this document.*
      10(b)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to
                  Exhibit 10(a) of the Registrant's Form 10-K Annual Report for the year ended
                  December 31, 1995.*
      10(c)       1991 Stock Option Plan -- Incorporated by reference to Registration Statement
                  No. 33-40294, Exhibit 4(a).*
      10(d)       1986 Stock Option Plan (as amended) -- Incorporated herein by reference to
                  Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended
                  January 3, 1993.*
      10(e)       1995 Stock Compensation Plan -- Incorporated herein by reference to Exhibit
                  10(e) of the Registrant's Form 10-K Annual Report for the year ended December
                  31, 1995.*
      10(f)       Executive Incentive Plan -- Filed with this document.*
      10(g)       Domestic Deferred Compensation Plan (as amended) -- Filed with this document.*
      10(h)       Deferred Fee Plan for Directors (as amended) -- Filed with this document.*
      10(i)       Executive Income Deferral Plan -- Filed with this document.*
      10(j)       Excess Savings Plan -- Filed with this document.*
      10(k)       Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit
                  10(h) of the Registrant's Form 10-K Annual Report for the year ended January
                  3, 1993.*
      10(l)       Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit
                  10(i) of the Registrant's Form 10-K Annual Report for the year ended January
                  3, 1993.*
      11          -- Calculation of Earnings Per Share -- Filed with this document.
      12          -- Statement of Computation of Ratio of Earnings to Fixed Charges -- Filed
                  with this document.
      13          -- Pages 23-42 of the Company's Annual Report to Shareowners for fiscal year
                  1996 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") -- Filed with this document.
      21          -- Subsidiaries -- Filed with this document.
      27          -- Financial Data Schedule for Year Ended December 29, 1996 -- Filed with this document.
      99          -- Annual Reports on Form 11-K for the Johnson & Johnson Savings Plans, to be
                  filed on or before June 30, 1997.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.