Form 10-Q
period 1997-03-30
JOHNSON & JOHNSON
filed 1997-05-09
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 30, 1997

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

     On April 25, 1997, 1,331,894,781 shares of Common Stock, $1.00 par value, were outstanding.

                    JOHNSON & JOHNSON AND SUBSIDIARIES


                             TABLE OF CONTENTS




Part I - Financial Information                          Page No.


   Consolidated Balance Sheet -
     March 30, 1997 and December 29, 1996                  3


   Consolidated Statement of Earnings for the
     Three Months Ended March 30, 1997 and
      March 31, 1996                                       5


   Consolidated Statement of Cash Flows
     for the Three Months Ended March 30, 1997
     and March 31, 1996                                    6


   Notes to Consolidated Financial Statements              7


   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                           10


   Signatures                                             13





Part II - Other Information


   Items 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K             12

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                    JOHNSON & JOHNSON AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                     (Unaudited; Dollars in Millions)

                                  ASSETS


                                       March 30,    December 29,
                                          1997          1996
Current Assets:

   Cash and cash equivalents          $ 2,190         2,011

   Marketable securities at cost          114           125

   Accounts receivable, trade, less
  allowances $321 (1996 - $309)         3,499         3,251

   Inventories (Note 3)                 2,547         2,498

   Deferred taxes on income               730           711

   Prepaid expenses and other
  receivables                             892           774


        Total current assets            9,972         9,370

Marketable securities, non-current        354           351

Property, plant and equipment, at cost  8,984         9,023

    Less accumulated depreciation and
    amortization                        3,485         3,372

                                        5,499         5,651

Intangible assets, net (Note 4)         3,119         3,107

Deferred taxes on income                  278           287

Other assets                            1,398         1,244


        Total Assets                 $ 20,620        20,010

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited; Dollars in Millions)

                    LIABILITIES AND SHAREOWNERS' EQUITY

                                      March 30,      December 29,
                                         1997            1996
Current Liabilities:

   Loans and notes payable            $   906           872

   Accounts payable                     1,451         1,743

   Accrued liabilities                  2,248         2,010

 Accrued salaries, wages and commissions  386           322

   Taxes on income                        463           237

       Total current liabilities        5,454         5,184

Long-term debt                          1,296         1,410

Deferred tax liability                    172           170

Certificates of extra compensation        110           108

Other liabilities                       2,414         2,302

Shareowners' equity
   Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                  -             -

   Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,824,000 shares)         1,535         1,535

   Note receivable from employee stock
     ownership plan                       (51)          (57)

   Cumulative currency translation
   adjustments                           (287)         (122)

   Retained earnings                   11,563        11,012

                                       12,760        12,368
     Less common stock held in treasury,
    at cost (202,571,000 & 202,340,000
     shares)                            1,586         1,532

     Total shareowners' equity         11,174        10,836

     Total liabilities and shareowners'
    equity                            $20,620        20,010

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS

                 (Unaudited; dollars & shares in millions

                         except per share figures)



                                     Fiscal Quarter Ended
                            March 30, Percent   March 31, Percent
                              1997    to Sales    1996    to Sales



Sales to customers (Note 5)  $  5,715    100.0     5,334     100.0

Cost of products sold           1,772     31.0     1,719      32.2

Selling, marketing and
  administrative expenses       2,138     37.4     1,996     37.4

Research expense                  478      8.4       428      8.0

Interest income                   (36)     (.6)      (30)     (.6)

Interest expense, net of
  portion capitalized              33       .5        35       .7

Other expense, net                 28       .5        62      1.2

                                4,413     77.2     4,210     78.9

Earnings before provision
  for taxes on income           1,302     22.8     1,124     21.1

Provision for taxes on
  income (Note 2)                 393      6.9       334      6.3


NET EARNINGS                 $    909     15.9       790     14.8


NET EARNINGS PER SHARE       $    .68                .59

CASH DIVIDENDS PER SHARE     $    .19               .165

AVG. SHARES OUTSTANDING       1,333.1            1,332.7

              See Notes to Consolidated Financial Statements

                    JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Unaudited; Dollars in Millions)

                                             Fiscal Quarter Ended
                                            March 30,   March 31,
                                               1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $  909      790
  Adjustments to reconcile net earnings to
    cash flows:
    Depreciation and amortization of
      property and intangibles                  280      244
    Increase in accounts receivable, trade,
      less allowances                          (367)    (234)
    Increase in inventories                    (137)    (125)
    Changes in other assets and liabilities     407      238

    NET CASH FLOWS FROM OPERATING ACTIVITIES  1,092      913

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment (200)    (219)
    Proceeds from the disposal of assets          6        8
    Acquisition of businesses net of cash
      acquired                                 (158)       -
    Other, principally marketable securities    (53)     166

    NET CASH USED BY INVESTING ACTIVITIES      (405)     (45)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends to shareowners                   (254)    (214)
    Repurchase of common stock                 (273)    (102)
    Proceeds from short-term debt               101       58
    Retirement of short-term debt              (133)     (41)
    Proceeds from long-term debt                  -        -
    Retirement of long-term debt                  -      (79)
    Proceeds from the exercise of stock
     options                                     92       39

    NET CASH USED BY FINANCING
     ACTIVITIES                                (467)    (339)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                          (41)      (6)

INCREASE IN CASH AND CASH EQUIVALENTS           179      523

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                      2,011    1,201

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 2,190    1,724



              See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share were calculated on the basis of the weighted average number of shares of common stock outstanding during the applicable period. All share and per share amounts have been restated to retroactively reflect the prior year stock split.

NOTE 2 - INCOME TAXES
The effective income tax rates for the first three months of 1997 and 1996 are 30.2% and 29.7%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 31, 2010. The increase in the 1997 worldwide effective tax rate was primarily due to an increase in income subject to tax in the U.S. The Omnibus Budget Reconciliation Act of 1993 includes a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five year period.

NOTE 3 - INVENTORIES

(Dollars in Millions)             March 30, 1997  Dec. 29, 1996

Raw materials and supplies         $   702          687
Goods in process                       407          390
Finished goods                       1,438        1,421
                                   $ 2,547        2,498

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)            March 30, 1997   Dec. 29, 1996

Intangible assets                  $ 3,655        3,616
Less accumulated amortization          536          509
                                   $ 3,119        3,107

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less.
The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                  First Quarter
                                           Percent
                            1997    1996   Increase
Consumer
  Domestic               $   832     825         .8
  International              852     794        7.3
                           1,684   1,619        4.0%


Pharmaceutical
  Domestic               $   960     792       21.2
  International              983     970        1.3
                           1,943   1,762       10.3%


Professional
  Domestic               $ 1,155   1,035       11.6
  International              933     918        1.6
                           2,088   1,953        6.9%


Domestic                 $ 2,947   2,652       11.1
International              2,768   2,682        3.2
  Worldwide              $ 5,715   5,334        7.1%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREA
                                   First Quarter
                                               Percent
                                              Increase
                             1997    1996    (Decrease)

U.S.                     $ 2,947   2,652       11.1
Europe                     1,557   1,587       (1.9)
Western Hemisphere
  excluding U.S.             495     464        6.7
Asia-Pacific, Africa         716     631       13.5

    Total                $ 5,715   5,334        7.1%


NOTE 6 - ACQUISITIONS

  During the quarter the Company completed the acquisitions of Innotech, Inc. and Nitinol Development Corporation. Innotech, Inc. develops, manufactures and sells eyeglass lens products, desktop eyeglass lens casting systems and related consumables that enable eye care professionals and optical retailers to custom fabricate high quality prescription eyeglass lenses at the point of sale. Nitinol Development Corporation is a pioneer in shape memory alloys used in the development of endovascular medical devices, including stents. The aggregate purchase price for these acquisitions was $158 million. Pro forma results of the acquisitions, assuming that the transactions were consummated at the beginning of each year presented, would not be materially different from the results reported.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Basic earnings per share, for the Company, is expected to be the same as reported earnings per share. Diluted earnings per share is not expected to materially differ from the fully diluted earnings per share reported in the Exhibit to the Company's quarterly Form 10-Q.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first quarter of 1997 were $5,715 million, an increase of 7.1% over 1996 first quarter sales of $5,334 million. The effect of the stronger dollar relative to
foreign currencies decreased first quarter's sales by 3.1%.   The
sales increase of 10.2% due to operations included a negative price change effect of .2%. Consolidated net earnings for the first quarter of 1997 were $909 million, compared with $790 million for the same period a year ago, an increase of 15.1%. Earnings per share for the period were $.68, compared with split adjusted earnings per share of $.59 for the same period in 1996, an increase of 15.3%.
  Domestic sales for the first three months of 1997 were $2,947 million, an increase of 11.1% over 1996 domestic sales of $2,652 million for the same period. Sales by international subsidiaries were $2,768 million for the first quarter of 1997 compared with $2,682 million for the same period a year ago, an increase of 3.2%. Excluding the impact of the higher value of the dollar, international sales increased by 9.3% for the quarter.
  Worldwide Consumer segment sales increased by 4.0% over the same period a year ago. Sales were led by continued strength in our hair and skin care franchise, which includes the NEUTROGENA, RoC and CLEAN & CLEAR product lines. During the quarter, the Company launched NASALCROM, the first over-the-counter allergy treatment indicated for both prevention and treatment of allergic rhinitis symptoms.

  Worldwide pharmaceutical sales of $1.9 billion for the quarter increased by 10.3%, which included 21.2% growth in domestic sales and 1.3% increase in international sales. Leading the increase in pharmaceutical sales was the continued strong growth of RISPERDAL, an antipsychotic medication; PROCRIT,for the treatment of anemia; DURAGESIC, a transdermal patch for chronic pain; FLOXIN, an anti-infective; and ULTRAM, a centrally acting analgesic. The successful U.S. launches of LEVAQUIN, the first once-per-day anti-infective proven effective against three common upper-respiratory infections, and TOPAMAX, a new antiepileptic drug, also contributed to the strong pharmaceutical sales growth.
  During the first quarter, the Company received approval from the FDA for SPORANOX Oral Solution for the treatment of painful and debilitating fungal infections of the mouth or the esophagus.
These infections, commonly called thrush, affect nearly half of all HIV-positive individuals and up to 95% of patients with AIDS. The Company also received approval for RETIN-A MICRO microsphere for the treatment of acne. RETIN-A MICRO uses a unique technology which improves upon the widely prescribed acne treatment by reducing the potential for skin irritation while maintaining efficacy.
  Worldwide sales of $2.1 billion in the Professional segment represented an increase of 6.9% over the first quarter of 1996. This included domestic growth of 11.6% along with international growth of 1.6%. Professional growth was led by strong performances of Vistakon's disposable contact lenses, Ethicon Endo-Surgery's minimally invasive surgical instruments, LifeScan's blood glucose monitoring systems and the Cordis interventional cardiology franchise.

  Average shares of common stock outstanding in the first three months of 1997 were 1,333.1 million, compared with 1,332.7 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
  Cash and current marketable securities increased $168 million during the first three months of 1997 to $2,304 million at March 30, 1997. Total borrowings decreased $80 million during the first three months of 1997 to $2,202 million. Net cash (cash and current securities net of borrowings) was $102 million at March 30, 1997 compared with net debt of $146 million at the end of 1996. Total debt represented 16.5% of total capital (shareowners' equity and total borrowings) at quarter end compared with 17.4% at the end of 1996.
  Additions to property, plant and equipment were $200 million for the first three months of 1997, compared with $219 million for the same period in 1996.
  On April 24, 1997, the Board of Directors declared a 15.8% increase in the quarterly dividend rate from 19 cents per share to 22 cents per share. The dividend is payable on June 10, 1997 to shareowners of record as of May 20, 1997.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibit Numbers

           (1)  Exhibit 11 - Calculation of Earnings Per Share

           (2)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the three month period ended March 30, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  JOHNSON & JOHNSON
                                    (Registrant)






Date:  May 9, 1997            By /s/ R. J. DARRETTA
                                    R. J. Darretta
                                (Vice President, Finance)






Date:  May 9, 1997            By /s/ C. E. LOCKETT
                                    C. E. Lockett
                                (Corporate Controller)