Form 10-K405/A
period 1996-12-29
JOHNSON & JOHNSON
filed 1997-06-20
CIK 200406

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

                      New Jersey                        22-l024240
                       (State of                      (I.R.S. Employer
                     Incorporation)                  Identification No.)

         One Johnson & Johnson Plaza
           New Brunswick, New Jersey                       08933
   (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (732) 524-0400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                 Name of each exchange on
       Title of each class                         which registered
 Common Stock, Par Value $1.00                   New York Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

                                   SIGNATURES

        Pursuant to the requirements of Section l3 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 13, 1997                  JOHNSON & JOHNSON
                                 ---------------------------------
                                       (Registrant)


                               By    /s/ R. S. LARSEN
                                 ---------------------------------

                                 R. S. Larsen, Chairman, Board of Directors
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                              Date
        ---------                    -----                              ----

   /s/ R. S. LARSEN                Chairman,
   ---------------------       Board of Directors and
       R. S. Larsen               Chief Executive
                               Officer, and Director
                                       (Principal
                                 Executive Officer)              June  13, 1997


   /s/ R. DARRETTA            Vice President-Finance
   ---------------------          and Director
       R. Darretta              (Principal financial             June  16, 1997
                                   officer)

   /s/ C.E. LOCKETT               Controller                     June  17, 1997
   ---------------------
       C.E. Lockett


                                  Director                       June    , 1997
   ---------------------
       G. N. Burrow


   /s/ J. G. COONEY               Director                       June  12, 1997
  ----------------------
      J. G. Cooney


   /s/ J. G. CULLEN               Director                       June  13, 1997
  ----------------------
     J. G. Cullen

     Signature                    Title                             Date

/s/ P. M. HAWLEY                  Director                     June  13, 1997
---------------------------
    P. M. Hawley

/s/ A. D. JORDAN
---------------------------       Director                     June  12, 1997
    A. D. Jordan


/s/ A. G. LANGBO                  Director                     June  12, 1997
---------------------------
    A. G. Langbo


/s/ J. S. MAYO                    Director                     June  17, 1997
---------------------------
    J. S. Mayo


/s/ T. S. MURPHY                  Director                     June  12, 1997
---------------------------
    T. S. Murphy


/s/ P. J. RIZZO                   Director                     June  12, 1997
---------------------------
    P. J. Rizzo


/s/ M. F. SINGER                  Director                     June  12, 1997
---------------------------
    M. F. Singer


/s/ R. B. SMITH                   Director                     June  13, 1997
---------------------------
    R. B. Smith




/s/  R. N. WILSON                 Vice Chairman                June  13, 1997
---------------------------         Board of Directors
     R. N. Wilson                   and Director

                                  EXHIBIT INDEX

  Reg. S-K
Exhibit Table                               Description
  Item No.                                  of Exhibit
  --------                                  ----------

3(a)(i) Restated Certificate of Incorporation dated April 26, 1990- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended December 30, 1990.

3(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 - Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

3(a)(iii)               Certificate of Amendment to the Restated Certificate of
                        Incorporation of the Company dated May 21, 1996 - (1).

3(b) By-Laws of the Company, as amended April 26, 1990 -- Incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

4(a) Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.

10(a)                   Stock Option Plan for Non-Employee Directors -- (1).

10(b) 1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(a) of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10(c) 1991 Stock Option Plan -- Incorporated by reference to Registration Statement No. 33-40294, Exhibit 4(a).*

10(d) 1986 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

10(e) 1995 Stock Compensation Plan -- Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10(f)                   Executive Incentive Plan -- (1).*

10(g)                   Domestic Deferred Compensation Plan (as amended) --
                        (1).*

10(h)                   Deferred Fee Plan for Directors (as amended) -- (1).*

10(i)                   Executive Income Deferral Plan -- (1).*

10(j)                   Excess Savings Plan -- (1).*

10(k) Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

10(l) Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

11 -- Calculation of Earnings Per Share -- Previously filed.

12 -- Statement of Computation of Ratio of Earnings to Fixed Charges -- Previously filed.

13 -- Annual report to Shareowners for fiscal year 1996 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") -- Previously filed.

21                      -- Subsidiaries -- Previously filed.

27                      -- Financial Data Schedule for Year Ended December 29,
                        1996- Previously filed.



28(a) -- Form 11-K for the Johnson & Johnson Savings Plan -- Filed with this document.



28(b) -- Form 11-K for the Johnson & Johnson Retirement Savings Plan -- Filed with this document.



28(c) -- Form 11-K for the Johnson & Johnson Savings Plan for Union Represented Employees -- Filed with this document.

------------------
(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 1996.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                  A copy of any of the Exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.