Form 10-Q
period 1997-06-29
JOHNSON & JOHNSON
filed 1997-08-08
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1997

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

                          732-524-0400
       Registrant's telephone number, including area code


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

      On  July  25,  1997, 1,332,438,250 shares of Common  Stock,
$1.00 par value, were outstanding.



                             - 1 -



               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part I - Financial Information                          Page No.


    Consolidated Balance Sheet -
      June 29, 1997 and December 29, 1996                   3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended June 29, 1997 and
      June 30, 1996                                         5


    Consolidated Statement of Earnings for the
      Fiscal Six Months Ended June 29, 1997 and
      June 30, 1996                                         6


    Consolidated Statement of Cash Flows for the
      Fiscal Six Months Ended June 29, 1997 and
      June 30, 1996                                         7


    Notes to Consolidated Financial Statements              8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                            13


    Signatures                                              19




Part II - Other Information


    Item 4 - Submission of Matters to a
             Vote of Security Holders                       17

    Item 6 - Exhibits and Reports on Form 8-K               18

    Items 1, 2, 3 and 5 are not applicable




                             - 2 -

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                       June 29,     December 29,
                                        1997           1996
Current Assets:

 Cash and cash equivalents             $ 2,237         2,011

 Marketable securities, at cost            126           125

 Accounts receivable, trade, less
  allowances $317 (1996 - $309)          3,651         3,251

 Inventories (Note 3)                    2,630         2,498

 Deferred taxes on income                  769           711

 Prepaid expenses and other
  receivables                              857           774


      Total current assets              10,270         9,370

Marketable securities, non-current         379           351

Property, plant and equipment, at cost   9,118         9,023

  Less accumulated depreciation and
    amortization                         3,633         3,372

                                         5,485         5,651

Intangible assets, net (Note 4)          3,279         3,107

Deferred taxes on income                   333           287

Other assets                             1,259         1,244


      Total assets                    $ 21,005        20,010

         See Notes to Consolidated Financial Statements



                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                    June 29,        December 29,
                                     1997              1996
Current Liabilities:

    Loans and notes payable         $   804            872

    Accounts payable                  1,447          1,743

    Accrued liabilities               2,265          2,010

 Accrued salaries, wages and
    commissions                         402            322

    Taxes on income                     394            237

        Total current liabilities     5,312          5,184

Long-term debt                        1,265          1,410

Deferred tax liability                  170            170

Certificates of extra compensation      108            108

Other liabilities                     2,428          2,302

Shareowners' Equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,824,000 shares)       1,535          1,535

    Note receivable from employee stock
      ownership plan                   (51)            (57)

    Cumulative currency translation
   adjustments                         (305)          (122)

    Retained earnings                12,086         11,012

                                     13,265         12,368
      Less common stock held in treasury,
    at cost (201,800,000 & 202,340,000
     shares)                          1,543          1,532

      Total shareowners' equity      11,722         10,836

      Total liabilities and shareowners'
    equity                          $21,005         20,010

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                     Fiscal Quarter Ended
                           June  29,  Percent  June  30,  Percent
                              1997    to Sales   1996     to Sales



Sales to customers (Note 5) $5,698     100.0   5,382      100.0

Cost of products sold        1,749      30.7   1,732       32.2

Selling, marketing and
  administrative expenses    2,142      37.6   2,027       37.7

Research expense               520       9.1     448        8.3

Interest income                (57)     (1.0)    (33)       (.6)

Interest expense, net of
  portion capitalized           35        .6      30         .5

Other expense, net              15        .3      59        1.1

                             4,404      77.3   4,263       79.2

Earnings before provision
  for taxes on income        1,294      22.7   1,119       20.8

Provision for taxes on
  income (Note 2)              385       6.7     328        6.1


NET EARNINGS                $  909      16.0     791       14.7


NET EARNINGS PER SHARE      $  .68               .60

CASH DIVIDENDS PER SHARE    $  .22               .19

AVG. SHARES OUTSTANDING    1,332.5           1,332.9


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                     Fiscal Six Months Ended
                             June 29,  Percent   June 30,  Percent
                              1997     to Sales   1996     to Sales



Sales to customers (Note 5)     $11,413   100.0    10,716    100.0

Cost of products sold             3,521    30.9     3,451     32.2

Selling, marketing and
  administrative expenses         4,280    37.5     4,023     37.6

Research expense                    998     8.7       876      8.2

Interest income                     (93)    (.8)      (63)     (.6)

Interest expense, net of
  portion capitalized                68      .6        65       .6

Other expense, net                   43      .4       121      1.1

                                  8,817    77.3     8,473     79.1

Earnings before provision
  for taxes on income             2,596    22.7     2,243     20.9

Provision for taxes on
  income (Note 2)                   778     6.8       662      6.1


NET EARNINGS                    $ 1,818    15.9     1,581     14.8


NET EARNINGS PER SHARE          $  1.36              1.19

CASH DIVIDENDS PER SHARE        $   .41              .355

AVG. SHARES OUTSTANDING         1,332.9           1,332.8


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                              Fiscal Six Months Ended
                                            June 29,    June 30,
                                             1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $1,818       1,581
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 548         492
   Increase in accounts receivable, trade,
      less allowances                        (524)        (417)
   Increase in inventories                   (227)        (241)
   Changes in other assets and liabilities     341         228

   NET CASH FLOWS FROM OPERATING ACTIVITIES  1,956       1,643

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment (460)       (495)
   Proceeds from the disposal of assets         68          12
   Acquired businesses and intangibles, net
     of cash acquired                        (303)          (9)
   Other, principally marketable securities   (37)         163

   NET CASH USED BY INVESTING ACTIVITIES     (732)        (329)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (547)        (467)
   Repurchase of common stock                (356)        (174)
   Proceeds from short-term debt               153         100
   Retirement of short-term debt             (153)         (78)
   Proceeds from long-term debt                  5           -
   Retirement of long-term debt              (190)        (100)
   Proceeds from the exercise of stock
     options                                   143          82

   NET CASH USED BY FINANCING
     ACTIVITIES                              (945)        (637)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (53)         (18)

INCREASE IN CASH AND CASH EQUIVALENTS          226         659

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   2,011      1,201

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 2,237      1,860


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


NOTE 2 - INCOME TAXES
The effective income tax rates for 1997 and 1996 are as follows:
                                    1997            1996
    First Quarter                   30.2%           29.7%
    Second Quarter                  29.8            29.3
    First Half                      30.0            29.5


The  effective income tax rates for the first half  of  1997  and

1996  are 30.0% and 29.5%, respectively, as compared to the  U.S.

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

NOTE 3 - INVENTORIES

(Dollars  in  Millions)         June 29, 1997   Dec. 29, 1996

Raw materials and supplies         $   732           687
Goods in process                       412           390
Finished goods                       1,486         1,421
                                   $ 2,630         2,498

NOTE 4 - INTANGIBLE ASSETS

(Dollars  in Millions)           June 29, 1997    Dec. 29, 1996

Intangible assets                  $ 3,856         3,616
Less accumulated amortization          577           509
                                   $ 3,279         3,107


The  excess  of  the cost over the fair value of  net  assets  of purchased businesses is recorded as goodwill and is amortized  on a straight-line basis over periods of 40 years or less.

The  cost  of  other  acquired  intangibles  is  amortized  on  a straight-line basis over their estimated useful lives.



NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                              Percent                   Percent
                 1997    1996 Increase      1997   1996 Increase
Consumer
  Domestic    $   767     717    7.0       1,598  1,542    3.6
  International   845     827    2.2       1,698  1,621    4.8
                1,612   1,544    4.4%      3,296  3,163    4.2%

Pharmaceutical
  Domestic        935     823   13.6       1,895  1,615   17.3
  International   999     985    1.4       1,982  1,955    1.4
                1,934   1,808    7.0%      3,877  3,570    8.6%

Professional
  Domestic      1,179   1,097    7.5       2,335  2,132    9.5
  International   973     933    4.3       1,905  1,851    2.9
                2,152   2,030    6.0%      4,240  3,983    6.5%

Domestic        2,881   2,637    9.3       5,828  5,289   10.2
International   2,817   2,745    2.6       5,585  5,427    2.9
  Worldwide   $ 5,698   5,382    5.9%     11,413 10,716    6.5%

NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

SALES BY GEOGRAPHIC AREAS

                      Second Quarter                Six Months
                               Percent                   Percent
                  1997  1996  Increase       1997  1996 Increase

U.S.            $2,881 2,637      9.3       5,828  5,289   10.2
Europe           1,551 1,605     (3.4)      3,105  3,192   (2.7)
Western Hemisphere
  excluding U.S.   511   464     10.1       1,007    928    8.5
Asia-Pacific,
  Africa           755   676     11.7       1,473  1,307   12.7

    Total       $5,698 5,382      5.9%     11,413 10,716    6.5%



NOTE 6 - ACQUISITIONS

    During the first quarter, the Company completed the acquisitions of Innotech, Inc. and Nitinol Development Corporation. Innotech, Inc. develops, manufactures and sells eyeglass lens products, desktop eyeglass lens casting systems and related consumables that enable eye care professionals and optical retailers to custom fabricate high quality prescription eyeglass lenses at the point of sale. Nitinol Development Corporation is a pioneer in shape memory alloys used in the development of endovascular medical devices, including stents. The aggregate purchase price for these acquisitions was $158 million. Pro forma results of the acquisitions, assuming that the transactions were consummated at the beginning of each year presented, would not be materially different from the results reported.
    During the second quarter, the Company announced the acquisition of Pharmacia & Upjohn's Motrin (ibuprofen) brand in a product exchange involving several smaller consumer brands.


NOTE 7 - SUBSEQUENT EVENT

  During the second quarter, the Company announced the signing of a merger agreement with Biopsys Medical, Inc. (NASDAQ:BIOP) in a stock-for-stock transaction. The merger, valued at $276 million, net of cash acquired, became effective on July 31, 1997. The MAMMOTOME Breast Biopsy System, pioneered and marketed by Biopsys Medical, Inc., is an innovative, minimally invasive procedure for breast cancer diagnosis, which requires only a local anesthetic and is performed on an outpatient basis.

                             - 10 -
NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS


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

Exhibit to the Company's quarterly Form 10-Q.

   In  February  1997, the Financial Accounting  Standards  Board

issued  Statement  of Financial Accounting Standards  Number  129

"Disclosure of Information about Capital Structure" ("SFAS  129")

that  established standards for disclosing information  about  an entity's  capital  structure.  The  statement  is  effective  for financial statements for periods ending after December 15,  1997.

The Company will adopt SFAS 129 in the fourth quarter of 1997.

   In  June 1997, the Financial Accounting Standards Board issued

Statement of Financial Accounting Standards Number 130 "Reporting

Comprehensive Income" ("SFAS 130") that establishes standards for reporting  and  display of an alternative income measurement  and its  components (revenue, expenses, gains, and losses) in a  full set  of general-purpose financial statements.  This statement  is effective  for  fiscal years beginning after December  15,  1997.

The Company will adopt SFAS 130 in fiscal year 1998.

   In  June 1997, the Financial Accounting Standards Board issued

Statement   of   Financial  Accounting   Standards   Number   131

"Disclosures  about  Segments  of  an  Enterprise   and   Related

Information"  ("SFAS  131") that establishes  standards  for  the reporting  of  information  about operating  segments  in  annual financial statements.  Additionally, it requires that enterprises report  selected information about operating segments in  interim

financial  reports  issued  to  shareholders.   The  Company   is

currently evaluating the new pronouncement for the impact on  its

segment  disclosures.   This statement is effective  for  periods

beginning  after December 15, 1997.  The Company will adopt  SFAS

131 in fiscal year 1998.

NOTE 9 - FINANCIAL INSTRUMENTS

   The  Company uses derivative financial instruments  to  reduce exposures to market risks resulting from fluctuations in interest rates  and  foreign exchange.  The Company does  not  enter  into financial instruments for trading or speculative purposes.

   The  Company uses interest rate and currency swaps  to  manage interest  rate and currency risk primarily related to borrowings.

Interest  rate  and  currency swap agreements which  hedge  third

party    debt   mature   with   these   borrowings.    Unrealized

gains/(losses)  on currency swaps are classified in  the  balance sheet  as  other assets or liabilities.  Interest  expense  under these  agreements, and the respective debt instruments that  they hedge,  are  recorded at the net effective interest rate  of  the hedged transactions.

   Gains and losses on foreign currency hedges of existing assets or  liabilities, or hedges of firm commitments are  deferred  and are recognized in income as part of the related transaction.

   In  the event of the early termination of a swap contract, the gain or loss on the contract is amortized over the remaining life

of  the  related  transaction.   If  the  underlying  transaction

associated with a swap or other derivative contract accounted for as  hedge is terminated early, the related derivative contract is simultaneously  terminated  and  any  gains  or  losses  will  be included in income immediately.


NOTE 10 - OTHER

  In June the Company resolved a litigation regarding an improper injunction against certain of its oral contraceptive products  by

American Home Products.  The after tax gain on the settlement was utilized for certain business improvement initiatives.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales  for the first six  months  of  1997  were

$11,413 million, which exceeded sales of $10,716 million for  the first  six  months  of 1996 by 6.5%.  The strength  of  the  U.S.

dollar relative to the foreign currencies decreased sales for the first  six  months of 1997 by 3.1%. Excluding the effect  of  the stronger  U.S.  dollar  relative  to  foreign  currencies,  sales increased  9.6% on an operational basis for the first six  months of  1997.  Consolidated net earnings for the first six months  of

1997  were  $1,818 million, compared with net earnings of  $1,581 million for the first six months of 1996.  Earnings per share for the  first six months of 1997 were $1.36, compared with $1.19 for the  same period a year ago.  Net earnings and earnings per share rose 15.0% and 14.3%, respectively.

   Consolidated sales for the second quarter of 1997 were  $5,698 million,  an increase of 5.9% over 1996 second quarter  sales  of

$5,382  million.  The effect of the stronger U.S. dollar relative to  foreign  currencies decreased second quarter sales  by  3.2%.

Consolidated  net earnings for the second quarter  of  1997  were

$909  million, compared with $791 million for the same  period  a year  ago,  an  increase of 14.9%.  Earnings per  share  for  the second quarter of 1997 rose 13.3% to $.68, compared with $.60  in the 1996 period.

   Domestic  sales for the first six months of 1997  were  $5,828 million, an increase of 10.2% over 1996 domestic sales of  $5,289 million  for  the same period a year ago.  Sales by international subsidiaries were $5,585 million for the first six months of 1997 compared with $5,427 million for the same period a year  ago,  an increase of 2.9%.  Excluding the impact of the stronger value  of the dollar, international sales increased by 9.1%.

   Worldwide  Consumer  segment sales of $1.61  billion  for  the second quarter increased by 4.4% over the same period a year ago.

Sales  were  led  by  the strong performance of  over-the-counter pharmaceuticals  and  the continued strength  of  our  skin  care franchise, including the NEUTROGENA line of products.  During the quarter,  the Company received FDA approval for IMODIUM  ADVANCED

(loperamide and simethicone), a patented over-the-counter product

for  the  treatment of diarrhea plus bloating  and  cramps.   The

company  also received FDA approval for NICOTROL INHALER,  to  be marketed  initially on a prescription basis.  During the quarter,

the  Company  also  announced  the  acquisition  of  Pharmacia  &

Upjohn's MOTRIN (ibuprofen) brand in a product exchange involving several smaller consumer brands.

   Worldwide pharmaceutical sales of $1.93 billion for the second quarter  increased  by  7.0%,  which  included  13.6%  growth  in domestic sales and a 1.4% increase internationally.  Leading  the increase in pharmaceutical sales was the continued strong  growth of  RISPERDAL,  an  antipsychotic medication;  PROCRIT,  for  the treatment  of anemia; DURAGESIC, a transdermal patch for  chronic pain;  and  ULTRAM, a centrally acting analgesic.  LEVAQUIN,  the first  once-per-day anti-infective proven effective against three common  upper-respiratory infections and  launched  earlier  this year, also contributed to the strong pharmaceutical sales growth.

During  the  quarter,  the Company announced  the  signing  of  a strategic  alliance  with Eisai Co., Ltd.  of  Tokyo  for  PARIET

(rabeprazole), an investigational new drug for the  treatment  of ulcers and gastroesophageal reflux disease.

   Worldwide  sales of $2.15 billion in the Professional  segment represented an increase of 6.0% over the second quarter of  1996.

This  included  domestic growth of 7.5% along with  international growth  of  4.3%.  Professional growth  was  led  by  the  strong performance of Vistakon's disposable contact lenses, Ethicon Endo-

Surgery's  minimally  invasive surgical  instruments,  LifeScan's blood  glucose  monitoring systems and Cordis' products  for  the treatment of vascular disease.  Also contributing to Professional segment  growth  was the strong performance of  the  orthopaedics franchise  due  to  the recent launch of the  P.F.C.  SIGMA  knee

system.   In  the area of women's health, the Company licensed  a

real  time  cervical  cancer  test from  Polartechnics,  Ltd.  in

Australia that has the potential to provide greater accuracy than a  PAP  test.  In the area of urology, the Company announced  the signing  of  a  definitive licensing agreement  with  Theragenics

Corporation  for  exclusive worldwide rights to market  and  sell

THERASEED, the Palladium 103 product manufactured by Theragenics,

for use in the treatment of prostate cancer.

  Average shares of common stock outstanding in the first half of

1997 were 1,332.9 million, compared with 1,332.8 million for  the same period a year ago.



LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $227 million during the first six months of 1997 to $2,363 million at June 29,

1997.   Total  borrowings decreased $213 million during  the  six

months  of 1997 to $2,069 million.  Total debt represented  15.0%

of  total  capital (shareowners' equity and total borrowings)  at quarter end compared with 17.4% at the end of 1996.

   Additions  to property, plant and equipment were $460  million for  the first six months of 1997, compared with $495 million for the same period in 1996.

   On  July  21, 1997, the Board of Directors approved a  regular quarterly  dividend  rate  of  22  cents  per  share  payable  on

September 9, 1997 to shareowners of record as of August 19, 1997.

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the shareowners of the Company was held on April 24, 1997.

    (b)    The  shareowners elected all the Company's
           nominees for director, except for Clark H.
           Johnson  who died on March 13,  after  the
           mailing   of  the  proxy  material.    The
           shareowners  also approved the appointment
           of   Coopers  &  Lybrand  L.L.P.  as   the
           Company's  independent auditors  for  1997
           and   defeated   a   shareowner   proposal
           relating  to Maquiladora Operations.   The
           votes  were as follows:

           1. Election of Directors:
                                        For            Withheld
              G. N. Burrow          1,117,847,921     5,191,332
              J. G. Cooney          1,117,030,458     6,008,795
              J. G. Cullen          1,117,361,662     5,677,591
              P. M. Hawley          1,115,822,403     7,216,850
              A. D. Jordan          1,117,525,527     5,513,726
              A. G. Langbo          1,117,807,428     5,231,825
              R. S. Larsen          1,117,724,429     5,314,824
              J. S. Mayo            1,117,590,072     5,449,181
              T. S. Murphy          1,117,072,855     5,966,398
              P. J. Rizzo           1,117,339,299     5,699,954
              M. F. Singer          1,117,764,069     5,275,184
              R. B. Smith           1,113,527,099     9,512,154
              R. N. Wilson          1,117,645,540     5,393,713

          2. Approval of Appointment of Coopers & Lybrand L.L.P.

                    For         1,116,970,230
                    Against         2,552,003
                    Abstain         3,517,020

          3. A   shareowner   proposal   on   Maquiladora
             Operations was defeated. The vote on this proposal was as follows:

                    For            53,404,761
                    Against       831,558,138
                    Abstain        66,218,404

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 11 - Calculation of Earnings per Share

            (2)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three month period ended June 29, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 8, 1997         By /s/ R. J. DARRETTA
                                     R. J. DARRETTA
                                (Vice President, Finance)






Date:  August 8, 1997         By /s/ C.E. LOCKETT
                                     C. E. LOCKETT
                                (Corporate Controller)