Form 10-Q
period 1997-09-28
JOHNSON & JOHNSON
filed 1997-11-07
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 28, 1997

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

      On  October 24, 1997, 1,343,674,855 shares of Common Stock,
$1.00 par value, were outstanding.



                             - 1 -


               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part I - Financial Information                          Page No.


    Consolidated Balance Sheet -
      September 28, 1997 and December 29, 1996        3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended September 28, 1997 and
      September 29, 1996                              5


    Consolidated Statement of  Earnings for the
      Fiscal Nine Months Ended September 28, 1997 and
      September 29, 1996                              6


    Consolidated Statement of Cash Flows for the
      Fiscal Nine Months Ended September 28, 1997 and
      September 29, 1996                              7


    Notes to Consolidated Financial Statements        8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                     14


    Signatures                                       18




Part II - Other Information


    Items 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K        17






                             - 2 -

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                     September 28,   December 29,
                                         1997            1996
Current Assets:

 Cash and cash equivalents        $  2,994        2,011

 Marketable securities                 122          125

 Accounts receivable, trade, less
  allowances $321 (1996 - $309)      3,628        3,251

 Inventories (Note 3)                2,633        2,498

 Deferred taxes on income              784          711

 Prepaid expenses and other
  receivables                          978          774


      Total current assets          11,139        9,370

Marketable securities, non-current     342          351

Property, plant and equipment, at cost9,242       9,023

  Less accumulated depreciation and
    amortization                     3,758        3,372

                                     5,484        5,651

Intangible assets, net (Note 4)      3,276        3,107

Deferred taxes on income               309          287

Other assets                         1,127        1,244


      Total assets                $ 21,677       20,010

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                              September       28,
December 29,
Current         Liabilities:                                 1997
1996

 Loans and notes payable             $   839           872

 Accounts payable                      1,412         1,743

 Accrued liabilities                   2,309         2,010

 Accrued salaries, wages and commissions 519           322

 Taxes on income                         401           237

  Total current liabilities            5,480         5,184

Long-term debt                         1,257         1,410

Deferred tax liability                   174           170

Certificates of extra compensation       113           108

Other liabilities                      2,471         2,302

Shareowners' Equity:
 Preferred stock - without par value
  (authorized and unissued 2,000,000
  shares)                                  -             -

 Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
  issued 1,534,823,000 shares)         1,535         1,535

 Note receivable from employee stock
  ownership plan                         (51)          (57)

 Cumulative currency translation
  adjustments                           (371)         (122)

 Retained earnings                    12,589        11,012

                                      13,702        12,368
  Less common stock held in treasury,
   at cost (197,337,000 & 202,340,000
   shares)                             1,520         1,532

  Total shareowners' equity           12,182        10,836

  Total liabilities and shareowners'
   equity                            $21,677        20,010

          See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                     Fiscal Quarter Ended
                            Sept. 28, Percent   Sept. 29, Percent
                               1997     to  Sales     1996     to
Sales



Sales to customers (Note 5)$5,586 100.0    5,402     100.0

Cost of products sold     1,750    31.3    1,715      31.8

Selling, marketing and
  administrative expenses 2,149    38.5    2,092      38.7

Research expense            516     9.2      441       8.2

Interest income            (58)    (1.0)     (36)      (.7)

Interest expense, net of
  portion capitalized        36      .6       32        .6

Other (income)expense, net   (4)      -       99       1.8

                          4,389    78.6    4,343      80.4

Earnings before provision
  for taxes on income     1,197    21.4    1,059      19.6

Provision for taxes on
  income (Note 2)           342     6.1      309       5.7


NET EARNINGS             $  855    15.3      750      13.9


NET EARNINGS PER SHARE   $  .64              .56

CASH DIVIDENDS PER SHARE $  .22              .19

AVG. SHARES OUTSTANDING 1,335.1          1,332.9


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                  Fiscal Nine Months Ended
                            Sept. 28, Percent   Sept. 29, Percent
                               1997     to  Sales     1996     to
Sales



Sales to customers (Note 5)$16,999 100.0  16,118     100.0

Cost of products sold     5,271     31.0   5,166      32.0

Selling, marketing and
 administrative expenses  6,429     37.8   6,115      37.9

Research expense          1,514      8.9   1,317       8.2

Interest income            (151)     (.8)    (99)      (.6)

Interest expense, net of
 portion capitalized        104       .6      97        .6

Other (income)expense, net    39      .2     220       1.4

                         13,206     77.7  12,816      79.5

Earnings before provision
 for taxes on income      3,793     22.3   3,302      20.5

Provision for taxes on
 income (Note 2)          1,120      6.6     971       6.0


NET EARNINGS            $ 2,673     15.7   2,331      14.5


NET EARNINGS PER SHARE  $  2.00             1.75

CASH DIVIDENDS PER SHARE$   .63             .545

AVG. SHARES OUTSTANDING 1,333.7          1,332.8


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                             Fiscal  Nine  Months
Ended
                                             Sept. 28,      Sept.
29
                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $2,673        2,331
 Adjustments to reconcile net earnings to
  cash flows:
   Depreciation and amortization of
     property and intangibles              868          758
   Increases in accounts receivable, trade,
     less allowances                      (555)        (389)
   Increase in inventories                (272)        (362)
   Changes in other assets and liabilities   536        610

   NET CASH FLOWS FROM OPERATING ACTIVITIES 3,250     2,948

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment(761)       (801)
 Proceeds from the disposal of assets       46           14
 Acquisitions of businesses, net of
  cash acquired and other intangible assets(276)       (196)
 Other, principally marketable securities    29          38

 NET CASH USED BY INVESTING ACTIVITIES    (962)        (945)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends to shareowners                 (841)        (720)
 Repurchase of common stock               (429)        (274)
 Proceeds from short-term debt             240          185
 Retirement of short-term debt            (185)         (87)
 Proceeds from long-term debt                6            7
 Retirement of long-term debt             (190)        (322)
 Proceeds from the exercise of stock options   156      114

 NET CASH USED BY FINANCING ACTIVITIES  (1,243)      (1,097)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                      (62)         (19)

INCREASE IN CASH AND CASH EQUIVALENTS      983         887

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                               2,011        1,201

CASH AND CASH EQUIVALENTS, END OF PERIOD$  2,994      2,088


         See Notes to Consolidated Financial Statements


                             - 7 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2 - INCOME TAXES
The effective income tax rates for 1997 and 1996 are as follows:
                                    1997            1996
    First Quarter                   30.2%           29.7%
    First Half                      30.0            29.5
    Nine Months                     29.5            29.4

The  effective income tax rates for the first nine months of 1997 and  1996 are 29.5% and 29.4%, respectively, as compared  to  the

U.S.  federal  statutory rate of 35%.  The  difference  from  the statutory  rate is the result of domestic subsidiaries  operating in  Puerto Rico under a grant for tax relief expiring on December

31,  2007  and  subsidiaries manufacturing in  Ireland  under  an incentive tax rate expiring on December 31, 2010.


NOTE 3 - INVENTORIES

(Dollars in Millions)             Sept. 28, 1997  Dec. 29, 1996

Raw materials and supplies         $   693           687
Goods in process                       491           390
Finished goods                       1,449         1,421
                                   $ 2,633         2,498

NOTE 4 - INTANGIBLE ASSETS

(Dollars in Millions)            Sept. 28, 1997   Dec. 29, 1996


Intangible assets                  $ 3,907         3,616

Less accumulated amortization          631           509

                                   $ 3,276         3,107

The  excess  of  the cost over the fair value of  net  assets  of purchased businesses is recorded as goodwill and is amortized  on a straight-line basis over periods of 40 years or less.

The  cost  of  other  acquired  intangibles  is  amortized  on  a straight-line basis over their estimated useful lives.


NOTE 5 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Third Quarter                Nine Months
                               Percent                    Percent
                               Increase/                  Increase/
                  1997   1996  (Decrease)    1997   1996  (Decrease)
Consumer
  Domestic     $  801    800       .1      2,400   2,342     2.5
  International   783    783        -      2,481   2,404     3.2
                1,584  1,583       .1%     4,881   4,746     2.8%

Pharmaceutical
  Domestic        993    864     14.9      2,888   2,479    16.5
  International   925    953     (2.9)     2,907   2,908       -
                1,918  1,817      5.6%     5,795   5,387     7.6%

Professional
  Domestic      1,168  1,126      3.7      3,502   3,258     7.5
  International   916    876      4.6      2,821   2,727     3.4
                2,084  2,002      4.1%     6,323   5,985     5.6%

Domestic        2,962  2,790      6.2      8,790   8,079     8.8
International   2,624  2,612       .5      8,209   8,039     2.1
  Worldwide    $5,586  5,402      3.4%    16,999  16,118     5.5%


SALES BY GEOGRAPHIC AREAS

                      Third Quarter           Nine Months
                              Percent                  Percent
                              Increase/                Increase/
                 1997  1996   (Decrease)  1997   1996  (Decrease)

U.S.           $2,962 2,790     6.2      8,790  8,079    8.8
Europe          1,373 1,445    (5.0)     4,478  4,637   (3.4)
Western Hemisphere
  excluding U.S.  512   491     4.3      1,518  1,419    7.0
Asia-Pacific,
  Africa          739   676     9.3      2,213  1,983   11.6

    Total      $5,586 5,402     3.4%    16,999 16,118    5.5%

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

   On  July  31,  1997,  the  Company  completed  the  previously announced merger with Biopsys Medical, Inc. (NASDAQ: BIOP)  in  a stock-for-stock  transaction.  The merger has a  total  value  of

$276  million,  net  of  cash  acquired.   The  merger  has  been

accounted  for as a pooling of interests, however,  prior  period financial  statements have not been restated  as  the  effect  of reflecting  data  relating to this merger  would  not  materially

affect  previously  issued financial statements.   The  MAMMOTOME

Breast  Biopsy System, pioneered and marketed by Biopsys Medical,

Inc.,  is an innovative, minimally invasive procedure for  breast cancer  diagnosis, which requires only a local anesthetic and  is performed on an outpatient basis.

   During the quarter, the Company also completed the acquisition

of  McFaul  &  Lyons.   McFaul  &  Lyons  is  a  consulting  firm

specializing   in  hospital  operations  design   and   materials

management.

NOTE 7 - SUBSEQUENT EVENTS

   During the third quarter, the Company announced the signing of a  merger  agreement  with Gynecare, Inc.  in  a  stock-for-stock

transaction.   Gynecare is a maker of minimally invasive  medical

devices for the treatment of uterine disorders.

  During the quarter, the Company also announced the signing of a

merger   agreement  with  Biosense,  Inc.  in  a  stock-for-stock

transaction. Biosense, a leader in medical sensor technology,  is developing  several  principal  applications  of  medical  sensor technology  that  will  facilitate a variety  of  diagnostic  and therapeutic interventional and cardiovascular procedures.



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

Exhibit to the Company's quarterly Form 10-Q and 10-K.

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


                             - 13 -
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales  for the first nine months  of  1997  were

$16,999 million, which exceeded sales of $16,118 million for  the first  nine  months of 1996 by 5.5%.  The strength  of  the  U.S.

dollar relative to the foreign currencies decreased sales for the first  nine months of 1997 by 3.7%.  Excluding the effect of  the stronger  U.S.  dollar  relative  to  foreign  currencies,  sales increased 9.2% on an operational basis for the first nine  months of  1997.  Consolidated net earnings for the first nine months of

1997  were  $2,673 million, compared with net earnings of  $2,331 million  for the first nine months of 1996.  Earnings  per  share for the first nine months of 1997 were $2.00, compared with $1.75 for  the  same period a year ago.  Net earnings and earnings  per share rose 14.7% and 14.3%, respectively.

   Consolidated sales for the third quarter of 1997  were  $5,586 million,  an  increase of 3.4% over 1996 third quarter  sales  of

$5,402  million.  The effect of the stronger U.S. dollar relative to  foreign  currencies decreased third quarter  sales  by  4.8%.

Consolidated net earnings for the third quarter of 1997 were $855 million,  compared with $750 million for the same period  a  year ago,  an  increase of 14.0%.  Earnings per share  for  the  third quarter  of  1997 rose 14.3% to $.64, compared with $.56  in  the

1996 period.

   Domestic  sales for the first nine months of 1997 were  $8,790 million,  an increase of 8.8% over 1996 domestic sales of  $8,079 million  for  the same period a year ago.  Sales by international subsidiaries  were $8,209 million for the first  nine  months  of

1997 compared with $8,039 million for the same period a year ago,

an  increase of 2.1%.  Excluding the impact of the stronger value of the dollar, international sales increased by 9.5%.

   Worldwide Consumer segment sales of $1.6 billion for the third quarter  were essentially unchanged over the same period  a  year ago.  Solid international sales growth was offset by the negative impact  of a strong U.S. dollar.  Sales were led by the excellent performance of the skin care franchise, including the  NEUTROGENA line  of  products, as well as the JOHNSON's Baby, First-Aid  and

Kid's product lines.  During the quarter, the Company announced a licensing  agreement with Raisio Group of Finland for  the  North

American  marketing  rights  to  a patented  dietary  ingredient,

stanol ester, which reduces the absorption of cholesterol.   This

product  is  currently marketed in Europe as a margarine  product called Benecol.  In the area of over-the-counter pharmaceuticals,

the  Company  also  announced an alliance  with  Takeda  Chemical

Industries  in  Japan  for  the  sale  and  distribution  of  OTC products.  Takeda is the second largest OTC company in Japan  and will initially market several forms of TYLENOL.

   Worldwide pharmaceutical sales of $1.9 billion for  the  third quarter  increased  by 5.6%, including 14.9% growth  in  domestic

sales.    International  sales,  which  posted  gains  in   local

currency,  decreased  by 2.9% due to the  strength  of  the  U.S.

dollar.   Despite  the  negative currency impact,  pharmaceutical

sales  continued  to  show strong growth  led  by  RISPERDAL,  an antipsychotic medication; PROCRIT, for the treatment  of  anemia;

PROPULSID,  a gastrointestinal product; DURAGESIC, a  transdermal patch for chronic pain; ULTRAM, a centrally acting analgesic, and

LEVAQUIN,  the  new  anti-infective agent launched  earlier  this

year.   Also  in the quarter, the Company announced an  agreement

with NeoRx for their oncology product Avicidin.

   Worldwide sales of $2.1 billion for the third quarter  in  the

Professional  segment represented an increase of  4.1%  over  the same  period in 1996.  This included domestic growth at 3.7%  and international  growth at 4.6%.  Strong double digit international growth  was significantly decreased by the strength of  the  U.S.

dollar.  Professional  segment  growth  was  led  by  the  strong performance of Vistakon's disposable contact lenses, Ethicon Endo-

Surgery's  instruments  for  less invasive  surgical  procedures,

LifeScan's blood glucose monitoring systems, and new knee and hip systems from Johnson & Johnson Professional.

   During  the quarter, the Company announced a merger  agreement with  Gynecare in a stock-for-stock transactions.  Gynecare is  a maker of minimally invasive medical devices for the treatment  of uterine disorders.  This company will represent another excellent addition to Johnson & Johnson's portfolio of products focused  on improving  women's health.  The Company also announced  a  merger agreement  with Biosense, a leader in medical sensor  technology.

Biosense is developing several principal applications of  medical sensor  technology that will facilitate a variety  of  diagnostic and  therapeutic  interventional and  cardiovascular  procedures.

Also  in  the  quarter, the Company completed the acquisition  of

McFaul & Lyons.  McFaul & Lyons is a consulting firm specializing in hospital operations.

   Average  shares of common stock outstanding in the first  nine months  of  1997  were  1,333.7 million,  compared  with  1,332.8 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $980 million during  the  first  nine  months of 1997  to  $3,116  million  at

September 28, 1997.

Total  borrowings decreased $186 million during  the  first  nine months  of 1997 to $2,096 million.  Total debt represented  14.7%

of  total  capital (shareowners' equity and total borrowings)  at quarter end compared with 17.4% at the end of 1996.

   Additions  to property, plant and equipment were $761  million for the first nine months of 1997, compared with $801 million for the same period in 1996.

   On October 20, 1997, the Board of Directors approved a regular quarterly  dividend of 22 cents per share payable on December  9,

1997 to shareowners of record as of November 18, 1997.





Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

                                                  (a)
           Exhibit Numbers

           (1)  Exhibit 11 - Calculation of Earnings Per Share

           (2)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three month period ended September 28, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 7, 1997       By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                (Vice President, Finance)





Date:  November 7, 1997       By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                (Corporate Controller)