Form 10-K405
period 1997-12-28
JOHNSON & JOHNSON
filed 1998-03-27
CIK 200406

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997        COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 24, 1998 was approximately $97.4 billion.

     On February 24, 1998 there were 1,346,454,644 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareowners for
  II:           fiscal year 1997.
Part III:       Portions of registrant's proxy statement for its 1998 annual meeting of shareowners.

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

                                     PART I

ITEM                                                                   PAGE
----                                                                   ----
 l.    Business....................................................      1
       General.....................................................      1
       Segments of Business; Geographic Areas......................      1
       Consumer....................................................      1
       Pharmaceutical..............................................      1
       Professional................................................      2
       International...............................................      2
       Raw Materials...............................................      2
       Patents and Trademarks......................................      2
       Seasonality.................................................      2
       Competition.................................................      3
       Research....................................................      3
       Environment.................................................      3
       Regulation..................................................      3
 2.    Properties..................................................      4
 3.    Legal Proceedings...........................................      4
 4.    Submission of Matters to a Vote of Security Holders.........      5
       Executive Officers of the Registrant........................      5

                                  PART II

 5.    Market for the Registrant's Common Equity and Related
       Shareowner Matters..........................................      6
 6.    Selected Financial Data.....................................      6
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................      6
 8.    Financial Statements and Supplementary Data.................      6
 9.    Disagreements on Accounting and Financial Disclosure........      6

                                 PART III

10.    Directors and Executive Officers of the Registrant..........      6
11.    Executive Compensation......................................      6
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................      6
13.    Certain Relationships and Related Transactions..............      6

                                  PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................      7
       Signatures..................................................      9
       Report of Independent Auditors..............................     11
       Consent of Independent Auditors.............................     12
       Exhibit Index...............................................     13

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 90,500 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

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

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. The narrative and tabular (but not the graphic) descriptions of segments and geographic categories captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 29 through 31 and 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997 are incorporated herein by reference thereto.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including oral and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult skin and hair care products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; JOHNSON'S CLEAN & CLEAR Skin Care Products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; MONISTAT, a remedy for vaginal yeast infections; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; NICOTROL smoking cessation products; 'o.b.' Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; STAYFREE and SURE & NATURAL sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy, antibacterial, antifungal, antianemia, central nervous system, contraceptive, dermatology, gastrointestinal, and pain management fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC, a transdermal patch for chronic pain; EPREX (sold in the U.S. under the trademark PROCRIT), a biotechnology derived version of the human hormone erythropoietin, which stimulates red blood cell production; ERGAMISOL, a colon cancer drug; FLOXIN and LEVAQUIN, both antibacterials; HISMANAL, the once-a-day less sedating antihistamine; IMODIUM, an antidiarrheal; LEUSTATIN, for hairy cell leukemia; MOTILIUM, a gastrointestinal mobilizer; NIZORAL, SPORANOX and TERAZOL, antifungals; ORTHOCLONE OKT-3, for reversing the rejection of kidney, heart and liver transplants; ORTHO-NOVUM group of oral contraceptives; PREPULSID (sold in the U.S. under the trademark PROPULSID), a gastrointestinal prokinetic; RETIN-A, a dermatological cream for acne; RENOVA, a dermatological cream for photo aging; RISPERDAL, an antipsychotic drug; and ULTRAM, a centrally acting prescription analgesic for moderate to moderately severe pain.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, minimally invasive surgical instruments, diagnostic products, cardiology products, medical equipment and devices, disposable contact lenses, surgical instruments, joint replacements and products for wound management and infection prevention. These products are used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries manufacturing in 35 countries outside the United States and selling in over 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $2,140, $1,905 and $1,634 million for fiscal years 1997, 1996 and 1995, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

     The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies in the United States and other countries. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend particular medical devices. Even in the absence of new government regulation, managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug pricing, appropriate drug utilization and the quality of health care.

     The regulatory agencies under whose purview Johnson & Johnson operates have administrative powers that may subject Johnson & Johnson to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases Johnson & Johnson may deem it advisable to initiate product recalls voluntarily.

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 171 manufacturing facilities occupying approximately 17.0 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,860
Pharmaceutical..............................................       4,131
Professional................................................       6,980
                                                                  ------
          Worldwide total...................................      16,971
                                                                  ======

     Within the United States, 10 facilities are used by the Consumer segment, 9 by the Pharmaceutical segment and 48 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      67             7,562
Europe......................................................      44             4,612
Western Hemisphere excluding U.S.A..........................      21             2,350
Africa, Asia and Pacific....................................      39             2,447
                                                                 ---            ------
          Worldwide total...................................     171            16,971
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

     For information regarding lease obligations see Note 9 "Rental Expense and Lease Commitments" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 37 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Pending Legal Proceedings" under "Johnson & Johnson and Subsidiaries -- Notes to Consolidated Financial Statements" on page 42 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 25, 1998, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 6 of Johnson & Johnson's Proxy Statement dated March 11, 1998.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  51     Member, Executive Committee; Vice President,
                                                Finance(a)
Russell C. Deyo........................  48     Member, Executive Committee; Vice President,
                                                  Administration(b)
Roger S. Fine..........................  55     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
Ronald G. Gelbman......................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceutical and Diagnostics Group(d)
JoAnn Heffernan Heisen.................  48     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Christian A. Koffmann..................  57     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer and Personal Care Group(f)
Ralph S. Larsen........................  59     Chairman, Board of Directors and Chief Executive
                                                Officer; Chairman, Executive Committee
James T. Lenehan.......................  49     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer, Pharmaceuticals and Professional
                                                  Group(g)
Robert N. Wilson.......................  57     Vice-Chairman, Board of Directors; Vice-Chairman
                                                  Executive Committee

---------------

(a) Mr. R. J. Darretta joined the Company in 1968 and held various positions before becoming President of Iolab Corporation in 1988 and Treasurer of the Company in 1995. He became a Member of the Executive Committee and Vice President, Finance in March 1997.
(b) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in October 1996.
(c) Mr. R. S. Fine joined the Company in 1974 and became Assistant General Counsel in 1978 and Associate General Counsel in 1984. He became a Member of the Executive Committee and Vice President, Administration in 1991 and became Vice President, General Counsel in October 1996.
(d) Mr. R. G. Gelbman joined the Company in 1972 and became a Company Group Chairman in 1987. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceutical and Diagnostics Group in 1994.
(e) Ms. J. H. Heisen joined the Company in 1989 as Assistant Treasurer and became Vice President, Investor Relations in 1990, Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in January 1997.
(f) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer and Personal Care Group in 1995.
(g) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He became a Member of the Executive Committee and Worldwide Chairman, Consumer, Pharmaceuticals and Professional Group in 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices"and "Cash Dividends Paid" on page 27 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1987-1997" on page 45 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Overview, Sales and Earnings, Costs and Expenses, Liquidity and Capital Resources and Changing Prices and Inflation" on pages 26 through 28 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the consolidated financial statements and the notes thereto and the material captioned "Independent Auditor's Report" on pages 32 through 43 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers is presented at the end of
Part I hereof. Information with respect to directors is incorporated herein by reference to the material captioned "Election of Directors--Nominees" on pages 2 through 6 of Johnson & Johnson's Proxy Statement dated March 11, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Directors' Fees, Committees and Meetings" and "Executive Compensation" on pages 7 and 8, and 13 through 16 of Johnson & Johnson's Proxy Statement dated March 11, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Stock Ownership/Control" on page 7 of Johnson & Johnson's Proxy Statement dated March 11, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements to be included in this report are incorporated in
Part II, Item 8 hereof by reference to Johnson & Johnson's Annual Report to Shareowners for fiscal year 1997.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1997.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

 FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995
                             (DOLLARS IN MILLIONS)

                                                                           DEDUCTIONS FROM RESERVES
                                                ADDITIONS     ---------------------------------------------------
                                BALANCE AT       CHARGED                                                 BALANCE
                                 BEGINNING    TO COSTS AND                                               AT END
                                 OF PERIOD     EXPENSES(A)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------

1997
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $141              49       Write-offs less recoveries.....     29
                                                              Currency adjustments...........      9       152
     Reserve for customer
       rebates................      129             855       Customer rebates allowed.......    813
                                                              Currency adjustments...........      7       164

                                                              Cash discounts allowed.........    341
     Reserve for cash
       discounts..............       39             352       Currency adjustments...........      8        42
                                   ----           -----                                        -----       ---
                                   $309           1,256                                        1,207       358
                                   ====           =====                                        =====       ===

1996
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $109              60       Write-offs less recoveries.....     27
                                                              Currency adjustments...........      1       141
     Reserve for customer
       rebates................      115             686       Customer rebates allowed.......    671
                                                              Currency adjustments...........      1       129

     Reserve for cash
       discounts..............       34             388       Cash discounts allowed.........    383        39
                                   ----           -----                                        -----       ---
                                   $258           1,134                                        1,083       309
                                   ====           =====                                        =====       ===

1995
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $ 77              46       Write-offs less recoveries.....     15
                                                              Currency adjustments...........     (1)      109
     Reserve for customer
       rebates................       93             575       Customer rebates allowed.......    553       115

     Reserve for cash
       discounts..............       30             355       Cash discounts allowed.........    351        34
                                   ----           -----                                        -----       ---
                                   $200             976                                          918       258
                                   ====           =====                                        =====       ===

---------------
(A) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1998                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ R. S. LARSEN                 Chairman, Board of Directors and        March 20, 1998
------------------------------------------    Chief Executive Officer, and
               R. S. Larsen                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice President -- Finance               March 19, 1998
------------------------------------------    (Principal Financial Officer)
              R. J. Darretta

            /s/ C. E. LOCKETT                 Controller                              March 21, 1998
------------------------------------------
              C. E. Lockett

             /s/ G. N. BURROW                 Director                                March 23, 1998
------------------------------------------
               G. N. Burrow

             /s/ J. G. COONEY                 Director                                March 22, 1998
------------------------------------------
               J. G. Cooney

             /s/ J. G. CULLEN                 Director                                March 20, 1998
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 23, 1998
------------------------------------------
              M. J. Folkman

                                              Director                                March   , 1998
------------------------------------------
               P. M. Hawley

             /s/ A. D. JORDAN                 Director                                March 19, 1998
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 21, 1998
------------------------------------------
               A. G. Langbo

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
              /s/ J. S. MAYO                  Director                                March 21, 1998
------------------------------------------
                J. S. Mayo

             /s/ T. S. MURPHY                 Director                                March 22, 1998
------------------------------------------
               T. S. Murphy

             /s/ P. J. RIZZO                  Director                                March 22, 1998
------------------------------------------
               P. J. Rizzo

            /s/ H. B. SCHACHT                 Director                                March 22, 1998
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 20, 1998
------------------------------------------
               M. F. Singer

             /s/ R. B. SMITH                  Director                                March 22, 1998
------------------------------------------
               R. B. Smith

             /s/ R. N. WILSON                 Vice Chairman, Board of Directors       March 23, 1998
------------------------------------------    and Director
               R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1997 Annual Report to Shareowners and appears on page 43 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.
                                          COOPERS & LYBRAND L.L.P.

New York, New York
January 19, 1998

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in Registration Statements No. 33-52252, 33-40294, 33-40295, 33-32875, 33-7634, 033-59009, 333-38055, 333-40681
and 333-26979 on Form S-8, No. 33-55977 and 33-47424 on Form S-3 and No.
33-57583, 333-00391, 333-38097 and 333-30081 on Form S-4 and related
Prospectuses of our reports dated January 19, 1998, on our audits of the consolidated financial statements and financial statement schedule of Johnson & Johnson and subsidiaries as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                          /s/ COOPERS & LYBRAND L.L.P.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
March 27, 1998

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(b)       By-Laws of the Company, as amended October 20, 1997 -- Filed with this document.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       1995 Stock Option Plan (as amended) -- Filed with this
                 document.*
     10(c)       1991 Stock Option Plan (as amended) -- Filed with this
                 document.*
     10(d)       1986 Stock Option Plan (as amended) -- Filed with this
                 document.*
     10(e)       1995 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 1995.*
     10(f)       Executive Incentive Plan -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(g)       Domestic Deferred Compensation Plan (as
                 amended) -- Incorporated herein by reference to Exhibit
                 10(g) of the Registrant's Form 10-K Annual Report for the
                 year ended December 29, 1996.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(i)       Executive Income Deferral Plan -- Filed with this document.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     11          -- Calculation of Earnings Per Share -- Filed with this
                 document.
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 26-45 of the Company's Annual Report to Shareowners
                 for fiscal year 1997 (only those portions of the Annual
                 Report incorporated by reference in this document are deemed
                 "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     27          -- Financial Data Schedule for Year Ended December 28,
                 1997 -- Filed with this document.

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 1998.
     99(b)       -- Cautionary Statement under Private Securities Litigation
                 Reform Act of 1995: "Safe Harbor" for Forward-Looking
                 Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.