Form 10-Q
period 1998-03-29
JOHNSON & JOHNSON
filed 1998-05-11
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1998

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

      On  April  24, 1998, 1,344,664,760 shares of Common  Stock,
$1.00 par value, were outstanding.


                             - 1 -



               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.


    Consolidated Balance Sheet -
      March 29, 1998 and December 28, 1997                  3


    Consolidated Statement of Earnings for the
      Three Months Ended March 29, 1998 and
      March 30, 1997                                        5


    Consolidated Statement of Cash Flows for the
      Three Months Ended March 29, 1998 and
      March 30, 1997                                        6


    Notes to Consolidated Financial Statements              7


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                            10


    Signatures                                              15




Part II - Other Information


    Item 1 through 5 are not applicable

    Item 6 - Exhibits and Reports on Form 8-K               14











                             - 2 -

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                                  March       29,
December 28,
                                                             1998
1997
Current Assets:

 Cash and cash equivalents             $ 2,893         2,753

 Marketable securities, at cost            128           146

 Accounts receivable, trade, less
  allowances $353 (1997 - $358)          3,500         3,329

 Inventories (Note 4)                    2,710         2,516

 Deferred taxes on income                  828           831

 Prepaid expenses and other
  receivables                            1,075           988


      Total current assets              11,134        10,563

Marketable securities, non-current         385           385

Property, plant and equipment, at cost   9,460         9,444

  Less accumulated depreciation and
    amortization                         3,792         3,634

                                         5,668         5,810

Intangible assets, net (Note 5)          3,303         3,261

Deferred taxes on income                   366           332

Other assets                             1,059         1,102


      Total assets                    $ 21,915        21,453

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                                 March        29,
December 28,
                                                             1998
1997
Current Liabilities:

    Loans and notes payable         $   570            714

    Accounts payable                  1,483          1,753

    Accrued liabilities               2,342          2,258

 Accrued salaries, wages and commissions413            332

    Taxes on income                     407            226

        Total current liabilities     5,215          5,283

Long-term debt                        1,124          1,126

Deferred tax liability                  178            175

Certificates of extra compensation      128            126

Other liabilities                     2,465          2,384

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,824,000 shares)       1,535          1,535

    Note receivable from employee stock
      ownership plan                   (45)            (51)

    Accumulated other comprehensive
   Income (Note 2)                    (427)           (378)

    Retained earnings                13,175         12,661

                                                           14,238
13,767
      Less common stock held in treasury,
    at cost (189,895,000 & 189,687,000
     shares)                          1,433          1,408

      Total shareowners' equity      12,805         12,359

      Total liabilities and shareowners'
    equity                          $21,915         21,453

         See Notes to Consolidated Financial Statements

                             - 4 -


               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                          Fiscal Quarter Ended
                                 March  29,  Percent     March  30,
Percent
                                   1998    to Sales     1997     to
Sales



Sales to customers (Note 6) $5,783     100.0   5,715      100.0

Cost of products sold        1,777      30.7   1,772       31.0

Selling, marketing and
  administrative expenses    2,100      36.3   2,138       37.4

Research expense               494       8.5     478        8.4

Interest income                (61)     (1.0)    (36)       (.6)

Interest expense, net of
  portion capitalized           28        .5      33         .5

Other expense, net              11        .2      28         .5

                             4,349      75.2   4,413       77.2

Earnings before provision
  for taxes on income        1,434      24.8   1,302       22.8

Provision for taxes on
  income (Note 3)              424       7.3     393        6.9


NET EARNINGS                $1,010      17.5     909       15.9


NET EARNINGS PER SHARE (Notes 1 and 8)
  Basic                     $  .75               .68
  Diluted                   $  .73               .66

CASH DIVIDENDS PER SHARE    $  .22               .19

AVG. SHARES OUTSTANDING
  Basic                    1,345.3           1,333.1
  Diluted                  1,374.7           1,368.5


         See Notes to Consolidated Financial Statements

                             - 5 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                   Fiscal   Quarter
Ended
                                                March 29,     March
30,
                                                               1998
1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $1,010         909
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 294         280
   Increase in accounts receivable, trade,
      less allowances                        (195)        (367)
   Increase in inventories                   (221)        (137)
   Changes in other assets and liabilities     311         407

   NET CASH FLOWS FROM OPERATING ACTIVITIES  1,199       1,092

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(215)        (200)
   Proceeds from the disposal of assets          8           6
   Acquisition of businesses, net of cash
     acquired                                 (78)        (158)
   Other, principally intangible assets       (85)         (53)

   NET CASH USED BY INVESTING ACTIVITIES     (370)        (405)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (296)        (254)
   Repurchase of common stock                (347)        (273)
   Proceeds from short-term debt                76        101
   Retirement of short-term debt             (120)        (133)
   Proceeds from long-term debt                  -           -
   Retirement of long-term debt              (104)           -
   Proceeds from the exercise of stock
     options                                   111          92

   NET CASH USED BY FINANCING
     ACTIVITIES                              (680)        (467)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                         (9)         (41)

INCREASE IN CASH AND CASH EQUIVALENTS          140         179

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD2,753      2,011

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 2,893       2,190


         See Notes to Consolidated Financial Statements

                             - 6 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.
   At year-end 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to reflect the new standard.

NOTE 2 - ADOPTION OF SFAS NO. 130
At March 29, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The total comprehensive income for the three months ended March 29, 1998 is $961 million, compared with $761 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation and net unrealized gains and losses on securities.

NOTE 3 - INCOME TAXES
The effective income tax rates for the first three months of 1998 and 1997 are 29.6% and 30.2%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010. The decrease in the 1998 worldwide effective tax rate was primarily due to a greater proportion of taxable income derived from lower tax rate countries. The Omnibus Budget Reconciliation Act of 1993 included a change in the tax code which will reduce the benefit the Company receives from its operations in Puerto Rico by 60% gradually over a five year period.

                               - 7 -
NOTE 4 - INVENTORIES

(Dollars in Millions)                 March 29, 1998  Dec. 28, 1997

Raw materials and supplies         $   740           655
Goods in process                       401           417
Finished goods                       1,569         1,444
                                   $ 2,710         2,516

NOTE 5 - INTANGIBLE ASSETS

(Dollars  in  Millions)                 March 29, 1998    Dec.  28,
1997

Intangible assets                  $ 3,982         3,885
Less accumulated amortization          679           624
                                   $ 3,303         3,261


The  excess  of  the  cost over the fair value  of  net  assets  of purchased businesses is recorded as goodwill and is amortized on  a straight-line basis over periods of 40 years or less.

The   cost  of  other  acquired  intangibles  is  amortized  on   a

straight-line basis over their estimated useful lives.


NOTE  6  - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                      First Quarter
                                                Percent
                                                Increase
                              1998    1997     (Decrease)

Consumer
 Domestic                $    840      832        1.0
 International                799      852       (6.2)
                            1,639    1,684       (2.7)%

Pharmaceutical
 Domestic                 $ 1,169      960       21.8
 International                923      983       (6.1)
                            2,092    1,943        7.7%

Professional
 Domestic                 $ 1,086    1,155       (6.0)
 International                966      933        3.5
                            2,052    2,088       (1.7)%

Domestic                  $ 3,095    2,947        5.0
International               2,688    2,768       (2.9)
 Worldwide                $ 5,783    5,715        1.2%


                               - 8 -

NOTE  6  - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY GEOGRAPHIC AREA

                                      First Quarter
                                                Percent
                                                Increase
                              1998    1997     (Decrease)

U.S.                     $  3,095    2,947        5.0
Europe                      1,539    1,557       (1.2)
Western Hemisphere
  Excluding U.S.              507      495        2.4
Asia-Pacific, Africa          642      716      (10.3)

  Total                  $  5,783    5,715        1.2%


NOTE 7 - ACQUISITIONS

   During  the  quarter the Company completed an  acquisition  with

IsoStent, Inc.  Cordis acquired intellectual property and  specific assets,  including  the  BX  Stent, a new  flexible  interventional medical  device  in  development for treatment of  coronary  artery

disease.   Pro forma results of the acquisition, assuming that  the

transaction  was  consummated  at  the  beginning  of   each   year

presented,  would  not  be materially different  from  the  results reported.


NOTE 8 - EARNINGS PER SHARE

  The following is a reconciliation of basic net earnings per share to  diluted net earnings per share for the three months ended March

29, 1998 and March 30, 1997:


(Shares in Millions)                        March 29,  March 30,
                                              1998       1997

Basic net earnings per share             $     .75        .68
Average shares outstanding - basic         1,345.3    1,333.1
Potential shares exercisable under
  stock option plans                          73.2       73.6

Less: shares which could be repurchased
  under treasury stock method                (43.8)     (38.2)
Adjusted average shares outstanding - diluted1,374.7  1,368.5
Diluted earnings per share               $     .73        .66

                               - 9 -

NOTE 9 - PENDING LEGAL PROCEEDINGS

    The   Company,   along   with  numerous  other   pharmaceutical

manufacturers and distributors, is a defendant in a large number of individual and class actions brought by retail pharmacies in  state and  federal  courts under the antitrust laws.  These cases  assert price discrimination and price-fixing violations resulting from  an alleged  industry-wide agreement to deny retail  pharmacists  price discounts  on sales of brand name prescription drugs.  The  Company believes  the  claims  against the Company  in  these  actions  are without merit and is defending them vigorously.

    Further,  the  Company  together  with  another  contact   lens

manufacturer,   a   trade   association  and   various   individual

defendants, is a defendant in several consumer class actions and an action  brought by multiple State Attorneys General  on  behalf  of consumers alleging violations of federal and state antitrust  laws.

These  cases assert that enforcement of the Company's long-standing policy  of  selling  contact  lenses  only  to  licensed  eye  care professionals  is a result of an unlawful conspiracy  to  eliminate alternative distribution channels from the disposable contact  lens market.  The Company believes that these actions are without  merit and is defending them vigorously.

   The Company believes that the above proceedings in the aggregate would  not  have  a  material adverse  effect  on  its  results  of operations, cash flows or financial position.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales for the first quarter of  1998  were  $5,783 million,  an  increase  of 1.2% over 1997 first  quarter  sales  of

$5,715  million.   The effect of the stronger  dollar  relative  to

foreign  currencies decreased first quarter's sales by  4.4%.   The

sales  increase of 5.6% due to operations included a positive price change effect of .4%.


                              - 10 -
   Consolidated net earnings for the first quarter of 1998 were $1,010 million, compared with $909 million for the same period a year ago, an increase of 11.1%. Worldwide basic net earnings per share for the period were $.75, compared with $.68 for the same period in 1997, an increase of 10.3%. Worldwide diluted net earnings per share for the period were $.73, compared with $.66 for the same period in 1997, an increase of 10.6%.
   Domestic sales for the first three months of 1998 were $3,095 million, an increase of 5.0% over 1997 domestic sales of $2,947 million for the same period. Sales by international subsidiaries were $2,688 million for the first quarter of 1998 compared with $2,768 million for the same period a year ago, a decrease of 2.9%. Excluding the impact of the higher value of the dollar, international sales increased by 6.1% for the quarter.
   Worldwide Consumer segment sales for the first quarter of 1998 were $1.6 billion, a decrease of 2.7% versus the same period a year ago. In local currency, worldwide sales increased 2.4% before adjusting for a 5.1% negative currency impact. Consumer sales were led by continued strength in the skin care franchise, which includes the NEUTROGENA, RoC and CLEAN & CLEAR product lines, as well as strong performances from the adult and children's MOTRIN line of analgesic products.
   Worldwide pharmaceutical sales of $2.1 billion for the quarter increased 7.7% over the same period in 1997. In local currency, worldwide sales increased 12.1% before a negative currency impact of 4.4%, due to the stronger U.S. dollar. This growth reflects the strong performance of PROCRIT, for the treatment of anemia; PROPULSID, a gastrointestinal product; DURAGESIC, a transdermal patch for chronic pain; LEVAQUIN, an anti-infective; and ULTRAM, an analgesic. REGRANEX, the first biologic treatment proven to increase the incidence of healing in diabetic foot ulcers, was launched in the U.S. in the first quarter.

                              - 11 -
   During the quarter, the company received European approval for a

peri-surgery  indication  for  EPREX.   Additionally,  the  company

announced  a  worldwide collaboration with Ergo Science Corporation for the development and commercialization of bromocriptine mesylate and  other potential products for the treatment of Type 2  diabetes

and  obesity.   A  New  Drug  Application  (NDA)  for  the  use  of

bromocriptine mesylate to treat Type 2 diabetes was accepted by the

FDA for filing in October, 1997.

   At  the end of March, an NDA for ACIPHEX (rabeprazole), a proton pump  inhibitor  for  gastroesophagel reflux disease  (GERD),  GERD maintenance and duodenal and gastric ulcers, was submitted  to  the

FDA by our partner Eisai, Inc.  Eisai and Janssen Pharmaceutica,  a wholly-owned subsidiary of Johnson & Johnson, have entered  into  a

strategic  alliance  to  market  rabeprazole  worldwide  with   the

exception of Japan and certain other territories.

   Worldwide  sales  of  $2.1 billion in the  Professional  segment

represented a decrease of 1.7% over the first quarter of 1997.   In

local currency, worldwide sales increased 1.9% before adjusting for a  3.6%  negative currency impact.  Strong sales growth of  Ethicon

Endo-Surgery's   laparoscopy  and  wound   closure   products   and

LifeScan's  blood  glucose  monitoring systems  were  offset  by  a decline in sales of Cordis' coronary stents.

  During the quarter, the company launched the THERMACHOICE Uterine

Balloon  Therapy System in the U.S. for the treatment of  excessive menstrual bleeding in women.  The product has been well received by

the    obstetrical/gynecological   community   and    over    1,900

practitioners have already been trained.  Also in the  quarter,  an

FDA  advisory  committee unanimously recommended  the  approval  of

DERMABOND,  a  topical skin adhesive for wound  closure.   Ethicon,

Inc., a wholly-owned subsidiary of Johnson & Johnson, has exclusive worldwide marketing and distribution rights for DERMABOND.

   Average  shares of common stock outstanding in the  first  three months  of 1998 were 1,345.3 million, compared with 1,333.1 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and  current marketable securities increased $122  million during  the first three months of 1998 to $3,021 million  at  March

29, 1998.  Total borrowings decreased $146 million during the first three months of 1998 to $1,694 million.  Net cash (cash and current securities net of borrowings) was $1,327 million at March 29,  1998

compared  with  $1,059  million at the end  of  1997.   Total  debt

represented 11.7% of total capital (shareowners' equity  and  total borrowings) at quarter end compared with 13.0% at the end of 1997.

   Additions to property, plant and equipment were $215 million for the  first three months of 1998, compared with $200 million for the same period in 1997.

   On  April  23,  1998, the Board of Directors  approved  a  13.6%

increase in the quarterly dividend rate from 22 cents per share  to

25  cents  per share.  The dividend is payable on June 9,  1998  to shareowners of record as of May 19, 1998.

Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three month period ended March 29, 1998.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 8, 1998            By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                (Vice President, Finance)






Date:  May 8, 1998            By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                (Corporate Controller)