Form 10-K405/A
period 1997-12-28
JOHNSON & JOHNSON
filed 1998-06-29
CIK 200406

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


                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II: Portions of registrant's annual report to shareowners for fiscal year 1997.

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

Date:  June 15, 1998                                JOHNSON & JOHNSON
                                           -------------------------------------
                                                       (Registrant)


                                         By /s/ R.S. Larsen
                                           -------------------------------------
                                           R. S. Larsen, Chairman, Board of
                                           Directors and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of l934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Title                           Date
        ---------              -----                           ----

/s/    R. S. Larsen                 Chairman,
---------------------------     Board of Directors and
       R. S. Larsen                Chief Executive
                                Officer, and Director
                                       (Principal
                                  Executive Officer)           June 15, 1998


/s/    R. J. Darretta           Vice President-Finance
---------------------------      (Principal Financial
       R. J. Darretta                   Officer)               June 15, 1998


/s/    C. E. Lockett           Controller                      June 15, 1998
---------------------------
       C. E. Lockett


/s/    G. N. Burrow            Director                        June 15, 1998
---------------------------
       G. N. Burrow


/s/    J. G. Cooney            Director                        June 15, 1998
---------------------------
       J. G. Cooney


/s/    J. G. Cullen            Director                        June 15, 1998
---------------------------
       J. G. Cullen


                               Director                        June   , 1998
---------------------------
       M. J. Folkman

     Signature                  Title                           Date
     ---------                  -----                           ----


/s/    A. D. Jordan            Director                        June 15, 1998
---------------------------
       A. D. Jordan


/s/    A. G. Langbo            Director                        June 17, 1998
---------------------------
       A. G. Langbo


/s/    J. S. Mayo              Director                        June 15, 1998
---------------------------
       J. S. Mayo


/s/    P. J. Rizzo             Director                        June 12, 1998
---------------------------
       P. J. Rizzo


/s/    R. B. Schact            Director                        June 15, 1998
---------------------------
       R. B. Schact


/s/    M. F. Singer            Director                        June 15, 1998
---------------------------
       M. F. Singer


/s/    J. W. Snow              Director                        June 12, 1998
---------------------------
       J. W. Snow


/s/    R. N. Wilson               Vice Chairman                June 15, 1998
---------------------------     Board of Directors
       R. N. Wilson                 and Director

                                  EXHIBIT INDEX
  Reg. S-K
Exhibit Table                               Description
  Item No.                                  of Exhibit

3(a)(i) Restated Certificate of Incorporation dated April 26, 1990 - Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended December 30, 1990.

3(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 - Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

3(a)(iii)               Certificate of Amendment to the Restated Certificate of
                        Incorporation of the Company dated May 21, 1996 -
                        Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.

3(b)                    By-Laws of the Company, as amended October 20, 1997 --
                        (1).

4(a) Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.

10(a) Stock Option Plan for Non-Employee Directors -- Incorporated herein by reference to Exhibit 10(a) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(b)                   1995 Stock Option Plan (as amended) -- (1).*

10(c)                   1991 Stock Option Plan -- (1).*

10(d)                   1986 Stock Option Plan (as amended) -- (1).*

10(e) 1995 Stock Compensation Plan -- Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10(f) Executive Incentive Plan -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(g) Domestic Deferred Compensation Plan (as amended) -- Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(h) Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(i)                   Executive Income Deferral Plan -- (1).*

10(j) Excess Savings Plan -- Incorporated herein by reference to Exhibit 10(j) or the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(k) Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

10(l) Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

11                      -- Calculation of Earnings Per Share -- (1).

12                      -- Statement of Computation of Ratio of Earnings to
                        Fixed Charges -- (1).

13 -- Pages 26-45 of the Company's Annual Report to Shareowners for fiscal year 1997 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") -- (1).

21                      -- Subsidiaries -- (1).

27                      -- Financial Data Schedule for Year Ended December 28,
                        1997- (1).

99(a)(i) -- Form 11-K for the Johnson & Johnson Savings Plan -- Filed with this document.

99(a)(ii)               -- Form 11-K for the Johnson & Johnson Retirement
                        Savings Plan -- Filed with this document.

99(a)(iii)              -- Form 11-K for the Johnson & Johnson Savings Plan for
                        Union Represented Employees -- Filed with this document.

99(b) -- Cautionary Statement under Private Securities Litigation Reform Act of 1995: "Safe Harbor" for Forward-Looking Statements -- (1).

------------------

(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended December 28, 1997.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                  A copy of any of the Exhibits listed above will be provided without charge to any stockholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.