Form 10-Q
period 1998-06-28
JOHNSON & JOHNSON
filed 1998-08-07
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 28, 1998

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

      On  July  24,  1998, 1,344,888,669 shares of Common  Stock,
$1.00 par value, were outstanding.


                             - 1 -



               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.


    Consolidated Balance Sheet -
      June 28, 1998 and December 28, 1997                   3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended June 28, 1998 and
      June 29, 1997                                         5


    Consolidated Statement of Earnings for the
      Fiscal Six Months Ended June 28, 1998 and
      June 29, 1997                                         6


    Consolidated Statement of Cash Flows for the
      Fiscal Six Months Ended June 28, 1998 and
      June 29, 1997                                         7


    Notes to Consolidated Financial Statements              8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                            14


    Signatures                                              19




Part II - Other Information


    Item 4 - Submission of Matters to a
             Vote of Security Holders                       17

    Item 6 - Exhibits and Reports on Form 8-K               18

    Items 1, 2, 3 and 5 are not applicable


                             - 2 -

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                                   June       28,
December 28,
                                                             1998
1997
Current Assets:

 Cash and cash equivalents             $ 3,114         2,753

 Marketable securities, at cost            116           146

 Accounts receivable, trade, less
  allowances $360 (1997 - $358)          3,514         3,329

 Inventories (Note 4)                    2,703         2,516

 Deferred taxes on income                  823           831

 Prepaid expenses and other
  receivables                            1,070           988


      Total current assets              11,340        10,563

Marketable securities, non-current         385           385

Property, plant and equipment, at cost   9,687         9,444

  Less accumulated depreciation and
    amortization                         3,895         3,634

                                         5,792         5,810

Intangible assets, net (Note 5)          3,280         3,261

Deferred taxes on income                   411           332

Other assets                             1,100         1,102


      Total assets                    $ 22,308        21,453

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                                  June        28,
December 28,
                                                             1998
1997
Current Liabilities:

    Loans and notes payable         $   565            714

    Accounts payable                  1,517          1,753

    Accrued liabilities               2,373          2,258

 Accrued salaries, wages and commissions446            332

    Taxes on income                     238            226

        Total current liabilities     5,139          5,283

Long-term debt                        1,112          1,126

Deferred tax liability                  193            175

Certificates of extra compensation      128            126

Other liabilities                     2,424          2,384

Shareowners' Equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,824,000 shares)       1,535          1,535

    Note receivable from employee stock
      ownership plan                    (45)           (51)

    Accumulated other comprehensive
   income (Note 2)                     (490)          (378)

    Retained earnings                13,744         12,661

                                                           14,744
13,767
      Less common stock held in treasury,
    at cost (189,879,000 & 189,687,000
     shares)                          1,432          1,408

      Total shareowners' equity      13,312         12,359

      Total liabilities and shareowners'
    equity                          $22,308         21,453


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                          Fiscal Quarter Ended
                                 June  28,  Percent     June  29,
Percent
                                  1998    to Sales     1997    to
Sales



Sales to customers (Note 6) $5,783     100.0   5,698      100.0

Cost of products sold        1,803      31.2   1,749       30.7

Selling, marketing and
  administrative expenses    2,114      36.5   2,142       37.6

Research expense               532       9.2     520        9.1

Interest income                (64)     (1.1)    (57)      (1.0)

Interest expense, net of
  portion capitalized           26        .5      35         .6

Other (income)expense, net       1         -      15         .3

                             4,412      76.3   4,404       77.3

Earnings before provision
  for taxes on income        1,371      23.7   1,294       22.7

Provision for taxes on
  income (Note 3)              366       6.3     385        6.7


NET EARNINGS                $1,005      17.4     909       16.0


NET EARNINGS PER SHARE (Notes 1 and 8)
  Basic                     $  .75               .68
  Diluted                   $  .74               .67

CASH DIVIDENDS PER SHARE    $  .25               .22

AVG. SHARES OUTSTANDING
  Basic                    1,344.8           1,332.5
  Diluted                  1,369.4           1,368.8


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                       Fiscal Six Months Ended
                                June  28,   Percent     June  29,
Percent
                                  1998    to Sales     1997    to
Sales



Sales to customers (Note 6)$11,566   100.0    11,413    100.0

Cost of products sold       3,580     30.9     3,521     30.9

Selling, marketing and
  administrative expenses   4,214     36.4     4,280     37.5

Research expense            1,026      8.9       998      8.7

Interest income              (125)    (1.1)      (93)     (.8)

Interest expense, net of
  portion capitalized          54       .5        68       .6

Other (income)expense, net     12       .1        43       .4

                            8,761     75.7     8,817     77.3

Earnings before provision
  for taxes on income       2,805     24.3     2,596     22.7

Provision for taxes on
  income (Note 3)             790      6.9       778      6.8


NET EARNINGS              $ 2,015     17.4     1,818     15.9


NET EARNINGS PER SHARE (Notes 1 and 8)
  Basic                  $  1.50                1.36
  Diluted                 $  1.47               1.33

CASH DIVIDENDS PER SHARE  $   .47                .41

AVG. SHARES OUTSTANDING
  Basic                  1,345.1             1,332.9
  Diluted                 1,372.1            1,369.2


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                Fiscal Six Months
Ended
                                                     June     28,
June 29,
                                                             1998
1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $2,015       1,818
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 613         548
   Increase in accounts receivable, trade,
      less allowances                        (236)        (524)
   Increase in inventories                   (240)        (227)
   Changes in other assets and liabilities      50         341

   NET CASH FLOWS FROM OPERATING ACTIVITIES  2,202       1,956

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(527)        (460)
   Proceeds from the disposal of assets         11          68
   Acquisition of businesses, net of cash
     acquired                                 (78)        (158)
   Other, principally intangible assets     (125)         (182)

   NET CASH USED BY INVESTING ACTIVITIES     (719)        (732)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (632)        (547)
   Repurchase of common stock                (506)        (356)
   Proceeds from short-term debt               159        153
   Retirement of short-term debt             (163)        (153)
   Proceeds from long-term debt                  -           5
   Retirement of long-term debt              (139)        (190)
   Proceeds from the exercise of stock
     options                                   171         143

   NET CASH USED BY FINANCING
     ACTIVITIES                            (1,110)        (945)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (12)         (53)

INCREASE IN CASH AND CASH EQUIVALENTS          361         226

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD2,753      2,011

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 3,114       2,237


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

(revenue,  expenses, gains and losses) in a full set  of  general purpose financial statements.  The total comprehensive income for the  six  months ended June 28, 1998 is $1,903 million,  compared

with  $1,633  million  for the same period  a  year  ago.   Total

comprehensive  income  includes  net  earnings,  net   unrealized

currency gains and losses on translation and net unrealized gains and losses on securities.

                              - 8 -
NOTE 3 - INCOME TAXES

The effective income tax rates for 1998 and 1997 are as follows:
                                    1998            1997
    First Quarter                   29.6%           30.2%
    Second Quarter                  26.7            29.8
    First Half                      28.2            30.0


The  effective income tax rates for the first half  of  1998  and

1997  are 28.2% and 30.0%, respectively, as compared to the  U.S.

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


NOTE 4 - INVENTORIES

(Dollars  in  Millions)                 June 28, 1998   Dec.  28,
1997

Raw materials and supplies         $   778           655
Goods in process                       378           417
Finished goods                       1,547         1,444
                                   $ 2,703         2,516


NOTE 5 - INTANGIBLE ASSETS

(Dollars  in Millions)                 June 28, 1998    Dec.  28,
1997

Intangible assets                  $ 4,005         3,885
Less accumulated amortization          725           624
                                   $ 3,280         3,261

The  excess  of  the cost over the fair value of  net  assets  of purchased businesses is recorded as goodwill and is amortized  on a straight-line basis over periods of 40 years or less.

The  cost  of  other  acquired  intangibles  is  amortized  on  a straight-line basis over their estimated useful lives.

                              - 9 -
NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC

AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                               Percent                    Percent
                               Increase/                 Increase/
                 1998    1997 (Decrease)    1998   1997 (Decrease)
Consumer
  Domestic    $   753     767   (1.8)      1,593  1,598    (.3)
  International   818     845   (3.2)      1,616  1,698   (4.8)
                1,571   1,612   (2.5)%     3,209  3,296   (2.6)%

Pharmaceutical
  Domestic      1,178     935   26.0       2,347  1,895   23.9
  International   984     999   (1.5)      1,908  1,982   (3.7)
                2,162   1,934   11.8%      4,255  3,877    9.7%

Professional
  Domestic      1,071   1,179   (9.2)      2,157  2,335   (7.6)
  International   979     973     .6       1,945  1,905    2.1
                2,050   2,152   (4.7)%     4,102  4,240   (3.3)%

Domestic        3,002   2,881    4.2       6,097  5,828    4.6
International   2,781   2,817   (1.3)      5,469  5,585   (2.1)
  Worldwide   $ 5,783   5,698    1.5%     11,566 11,413    1.3%


SALES BY GEOGRAPHIC AREAS

                      Second Quarter                Six Months
                              Percent                    Percent
                             Increase/                    Increase/
                  1998  1997(Decrease)       1998  1997  (Decrease)

Domestic        $3,002 2,881      4.2       6,097  5,828    4.6
Europe           1,586 1,551      2.3       3,125  3,105     .6
Western Hemisphere
  excluding U.S.   533   511      4.3       1,040  1,007    3.3
Asia-Pacific,
  Africa           662   755    (12.3)      1,304  1,473  (11.5)

  Worldwide     $5,783 5,698      1.5%     11,566 11,413    1.3%


NOTE 7 - ACQUISITIONS

  During the first quarter, the Company completed the acquisition of IsoStent, Inc.  The Company acquired intellectual property and

specific   assets,  including  the  BX  Stent,  a  new   flexible

interventional  medical device in development  for  treatment  of coronary  artery disease.  Pro forma results of the  acquisition,

assuming that the transaction was consummated at the beginning of each  year presented, would not be materially different from  the results reported.

                             - 10 -

NOTE 8 - EARNINGS PER SHARE

   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the six months ended June 28, 1998 and June 29, 1997:
                                    Fiscal           Fiscal
                                  Quarter  Ended              Six
Months Ended
                              June 28,          June 29, June 28,
June 29,
                                 1998              1997      1998
1997

Basic net earnings per share$    .75     .68      1.50     1.36
Average shares outstanding
  - basic                   1,344.8  1,332.5   1,345.1  1,332.9
Potential shares exercisable
  under stock option plans     68.0     70.5      70.6     72.5

Less: shares which could be
  repurchased under treasury
  stock method                (43.4)   (34.2)    (43.6)   (36.2)
Adjusted averages shares
  outstanding - diluted     1,369.4  1,368.8   1,372.1  1,369.2
Diluted earnings per share $    .74      .67      1.47     1.33

NOTE 9 - PENDING LEGAL PROCEEDINGS

    The Company, along with numerous other pharmaceutical manufacturers and distributors, is a defendant in a large number of individual and class actions brought by retail pharmacies in state and federal courts under the antitrust laws. These cases assert price discrimination and price-fixing violations resulting from an alleged industry-wide agreement to deny retail pharmacists price discounts on sales of brand name prescription drugs. The Company believes the claims against the Company in these actions are without merit and is defending them vigorously.
   Further, the Company together with another contact lens manufacturer, a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple State Attorneys General on behalf of consumers alleging violations of federal and state antitrust laws. These cases assert that enforcement of the Company's long-standing policy of selling contact lenses only to licensed eye care professionals is a result of an unlawful conspiracy to eliminate alternative distribution channels from the disposable contact lens market. The Company believes that these actions are without merit and is defending them vigorously.
                             - 11 -

NOTE 9 - PENDING LEGAL PROCEEDINGS

   The  Company  believes  that  the  above  proceedings  in  the aggregate would not have a material adverse effect on its results of operations, cash flows or financial position.


NOTE 10 - SUBSEQUENT EVENT

   On  July 21, 1998, Johnson & Johnson and DePuy, Inc. announced the  signing  of  a definitive agreement under  which  Johnson  &

Johnson will acquire DePuy for $35.00 per share, for an aggregate transaction value of $3.5 billion.

   Pursuant  to  the agreement, Johnson & Johnson  began  a  cash tender  offer for all outstanding shares of DePuy for $35.00  per

share.   DePuy  has approximately 99,000,000 shares  outstanding.

The  offer commenced on July 27, 1998 and will remain open for  a minimum  of  20 business days.  Any shares not purchased  in  the offer  will  be acquired for the same price in cash in  a  second step  merger.  The Company anticipates that there will be a  one-

time charge against earnings for in-process R&D and restructuring expenses, following the close of the acquisition.

   DePuy  is  one  of  the  world's leading orthopaedic  products

companies.   The  company's  products  are  used  by  orthopaedic

surgeons  and  medical  specialists  to  reconstruct  damaged  or diseased  joints, to facilitate fusion of elements of  the  spine and correct spinal deformities, to repair bone fractures, and  to rehabilitate sports-related injuries.

   The  boards of directors of Johnson & Johnson and  DePuy  have given approval to the acquisition.  The acquisition is subject to clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act and under the European Union merger control regulation.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENT

   In  June 1998, the Financial Accounting Standards Board (FASB)

issued  Statement  of  Financial Accounting  Standards  No.  133,

"Accounting  for  Derivative Instruments and  Hedging  Activities

(FAS  133).  FAS 133 is effective for all fiscal quarters of  all fiscal years beginning after June 15, 1999.

  FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of  derivatives are recorded each period in current  earnings  or other comprehensive income, depending on whether a derivative  is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  For fair-value hedge transactions in which the  Company  is  hedging changes in an asset's, liability's,  or firm  commitment's fair value, changes in the fair value  of  the derivative  instrument will generally be  offset  in  the  income statement by changes in the hedged item's fair value.  For  cash-

flow  hedge  transactions, in which the Company  is  hedging  the variability  of  cash  flows related to  a  variable-rate  asset,

liability, or a forecasted transaction, changes in the fair value

of   the   derivative  instrument  will  be  reported  in   other

comprehensive  income.  The gains and losses  on  the  derivative instrument  that are reported in other comprehensive income  will be  reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

The  ineffective  portion of all hedges  will  be  recognized  in current-period earnings.

   The  Company is in the process of evaluating the new  standard and does not expect it to have a material effect on the Company's results of operations, cash flow or financial position.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales  for the first six  months  of  1998  were

$11,566 million, which exceeded sales of $11,413 million for  the first  six  months  of 1997 by 1.3%.  The strength  of  the  U.S.

dollar  relative to the foreign currencies, particularly  in  the

Asia-Pacific region, decreased sales for the first six months  of

1998  by  4.0%. Excluding the effect of the stronger U.S.  dollar relative  to  foreign  currencies, sales  increased  5.3%  on  an operational basis for the first six months of 1998.  Consolidated net  earnings  for  the  first six months  of  1998  were  $2,015 million,  compared with net earnings of $1,818  million  for  the first six months of 1997.  Worldwide basic net earnings per share for  the first six months of 1998 were $1.50, compared with $1.36

for  the  same  period in 1997, an increase of 10.3%.   Worldwide

diluted  net earnings per share for the first six months of  1998 were  $1.47, compared with $1.33 for the same period in 1997,  an increase of 10.5%

   Consolidated sales for the second quarter of 1998 were  $5,783 million,  an increase of 1.5% over 1997 second quarter  sales  of

$5,698  million.  The effect of the stronger U.S. dollar relative to foreign currencies, especially in the Asian markets, decreased second quarter sales by 3.6%.  Consolidated net earnings for  the second  quarter of 1998 were $1,005 million, compared  with  $909 million  for  the same period a year ago, an increase  of  10.6%.

Worldwide basic net earnings per share for the second quarter  of

1998  rose 10.3% to $.75, compared with $.68 in the 1997  period.

Worldwide  diluted net earnings per share for the second  quarter of 1998 rose 10.4% to $.74, compared with $.67 in 1997.

   Domestic  sales for the first six months of 1998  were  $6,097 million,  an increase of 4.6% over 1997 domestic sales of  $5,828 million  for  the same period a year ago.  Sales by international subsidiaries were $5,469 million for the first six months of 1998 compared  with $5,585 million for the same period a year  ago,  a decrease of 2.1%.  Excluding the impact of the stronger value  of the dollar, international sales increased by 6.0%.

  Worldwide Consumer segment sales for the second quarter of 1998 were  $1.6 billion, a decrease of 2.5% versus the same  period  a

year  ago.   Domestic  sales declined by  1.8%  in  the  quarter.

International sales declined by 3.2%.  International sales  gains in  local  currency  of 5.7% were offset by a  negative  currency impact of 8.9%.  Consumer sales were led by continued strength in the  skin care franchise, which includes the NEUTROGENA, RoC  and

CLEAN & CLEAR product lines, as well as strong performances  from the adult and children's MOTRIN line of analgesic products.

   Worldwide Pharmaceutical sales of $2.2 billion for the quarter increased  11.8%  versus the same period in 1997,  including  26%

growth in domestic sales.  International sales declined by  1.5%.

International sales gains in local currency of 5.3%  were  offset by  a negative currency impact of 6.8%.  This growth reflects the strong  performance  of  RISPERDAL, an antipsychotic  medication;

PROCRIT,  for  the treatment of anemia; DURAGESIC, a  transdermal patch  for chronic pain; LEVAQUIN, an anti-infective; and ULTRAM,

an analgesic for moderate to severe pain.

   Worldwide  sales  of $2.1 billion in the Professional  segment

declined  by  4.7% versus the second quarter of  1997.   Domestic

sales  were down 9.2% in the quarter.  International sales  gains in  local currency of 7.0% were largely offset by the strength of the  U.S.  dollar.  Strong sales growth of Ethicon Endo-Surgery's laparoscopy and mechanical closure products and Johnson & Johnson

Professional's orthopaedic products were offset by a  decline  in sales of Cordis' coronary stents.

  Average shares of common stock outstanding in the first half of

1998 were 1,345.1 million, compared with 1,332.9 million for  the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $331 million during the first six months of 1998 to $3,230 million at June 28,

1998.   Total  borrowings decreased $163 million during  the  six

months  of  1998 to $1,677 million.  Net cash (cash  and  current securities net of borrowings) was $1,553 million at June 28, 1998

compared  with  $1,059 million at the end of  1997.   Total  debt

represented 11.2% of total capital (shareowners' equity and total borrowings)  at quarter end compared with 13.0%  at  the  end  of

1997.

   Additions  to property, plant and equipment were $527  million for  the first six months of 1998, compared with $460 million for the same period in 1997.

   On  July  20, 1998, the Board of Directors approved a  regular quarterly  dividend  rate  of  25  cents  per  share  payable  on

September 8, 1998 to shareowners of record as of August 18, 1998.

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

             (a)                                  The
           annual meeting of the shareowners of the Company was held on April 23, 1998.

    (b)    The  shareowners elected all the Company's
           nominees   for   director,  approved   the
           appointment  of  Coopers & Lybrand  L.L.P.
           (now   PricewaterhouseCoopers  L.L.P.)  as
           the  Company's  independent  auditors  for
           1998 and defeated a shareowner proposal relating to Cumulative Voting. The votes were as follows:

           1. Election of Directors:
                                        For            Withheld
              G. N. Burrow          1,129,143,508     5,750,473
              J. G. Cooney          1,127,871,539     7,022,442
              J. G. Cullen          1,128,891,902     6,002,079
              M. J. Folkman         1,128,297,990     6,595,991
              A. D. Jordan          1,128,753,704     6,140,277
              A. G. Langbo          1,128,959,161     5,934,820
              R. S. Larsen          1,129,071,472     5,822,509
              J. S. Mayo            1,128,804,981     6,089,000
              P. J. Rizzo           1,127,875,561     7,018,420
              H. B. Schacht         1,128,808,645     6,085,336
              M. F. Singer          1,128,718,524     6,175,457
              J. W. Snow            1,123,887,236    11,006,745
              R. N. Wilson          1,129,015,338     5,878,643

            2.Approval of Appointment of PricewaterhouseCoopers
              L.L.P.

                    For         1,129,097,681
                    Against         2,420,336
                    Abstain         3,375,964

             3. A shareowner proposal on Cumulative Voting was defeated. The vote on this proposal was as follows:

                    For           245,062,829
                    Against       702,537,752
                    Abstain        19,274,272
                    No Vote       168,019,128

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

             The Company did not file any reports on Form 8-K during
            the three month period ended June 28, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 7, 1998         By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                (Vice President, Finance)






Date:  August 7 1998          By /s/ C.E. LOCKETT
                                       C. E. LOCKETT
                                (Corporate Controller)