Form 10-Q
period 1998-09-27
JOHNSON & JOHNSON
filed 1998-11-10
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 27, 1998

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

      On  October 23, 1998, 1,344,669,448 shares of Common Stock,
$1.00 par value, were outstanding.



                             - 1 -


               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part I - Financial Information                          Page No.


    Consolidated Balance Sheet -
      September 27, 1998 and December 28, 1997        3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended September 27, 1998 and
      September 28, 1997                              5


    Consolidated Statement of  Earnings for the
      Fiscal Nine Months Ended September 27, 1998 and
      September 28, 1997                              6


    Consolidated Statement of Cash Flows for the
      Fiscal Nine Months Ended September 27, 1998 and
      September 28, 1997                              7


    Notes to Consolidated Financial Statements        8


    Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                     14


    Signatures                                       24




Part II - Other Information


    Items 1 through 4 are not applicable

    Item 5 - Other Information                       23

    Item 6 - Exhibits and Reports on Form 8-K        23




                             - 2 -

Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                     September 27,   December 28,
                                         1998            1997
Current Assets:

 Cash and cash equivalents        $  3,742        2,753

 Marketable securities, at cost         84          146

 Accounts receivable, trade, less
  allowances $353 (1997 - $358)      3,724        3,329

 Inventories (Note 4)                2,897        2,516

 Deferred taxes on income              852          831

 Prepaid expenses and other
  receivables                          877          988


      Total current assets          12,176       10,563

Marketable securities, non-current     382          385

Property, plant and equipment, at cost10,068      9,444

  Less accumulated depreciation and
    amortization                     4,093        3,634

                                     5,975        5,810

Intangible assets, net (Note 5)      3,297        3,261

Deferred taxes on income               411          332

Other assets                         1,092        1,102


      Total assets                $ 23,333       21,453

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                              September       27,
December 28,
Current         Liabilities:                                 1998
1997

 Loans and notes payable             $   575           714

 Accounts payable                      1,487         1,753

 Accrued liabilities                   2,427         2,258

 Accrued salaries, wages and commissions 574           332

 Taxes on income                         337           226

  Total current liabilities            5,400         5,283

Long-term debt                         1,117         1,126

Deferred tax liability                   260           175

Certificates of extra compensation       145           126

Other liabilities                      2,473         2,384

Shareowners' Equity:
 Preferred stock - without par value
  (authorized and unissued 2,000,000
  shares)                                  -             -

 Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
  issued 1,534,824,000 shares)         1,535         1,535

 Note receivable from employee stock
  ownership plan                         (45)          (51)

 Accumulated other comprehensive
  Income (Note 2)                       (397)         (378)

 Retained earnings                    14,278        12,661

                                      15,371        13,767
  Less common stock held in treasury,
   at cost (189,892,000 & 189,687,000
   shares)                             1,433         1,408

  Total shareowners' equity           13,938        12,359

  Total liabilities and shareowners'
   equity                            $23,333        21,453

          See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                     Fiscal Quarter Ended
                            Sept. 27, Percent   Sept. 28, Percent
                               1998     to  Sales     1997     to
Sales



Sales to customers (Note 6)$5,724 100.0    5,586     100.0

Cost of products sold     1,758    30.7    1,750      31.3

Selling, marketing and
  administrative expenses 2,151    37.6    2,149      38.5

Research expense            511     8.9      516       9.2

Interest income            (67)    (1.2)     (58)     (1.0)

Interest expense, net of
  portion capitalized        26      .5       36        .6

Other (income)expense, net   28      .5       (4)        -

                          4,407    77.0    4,389      78.6

Earnings before provision
  for taxes on income     1,317    23.0    1,197      21.4

Provision for taxes on
  income (Note 3)           356     6.2      342       6.1


NET EARNINGS             $  961    16.8      855      15.3


NET EARNINGS PER SHARE (Notes 1 and 8)
 Basic                   $  .71              .64
 Diluted                 $  .70              .63

CASH DIVIDENDS PER SHARE $  .25              .22

AVG. SHARES OUTSTANDING
 Basic                  1,344.9          1,335.1
 Diluted                1,373.0          1,363.9


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)



                                  Fiscal Nine Months Ended
                            Sept. 27, Percent   Sept. 28, Percent
                               1998     to  Sales     1997     to
Sales



Sales to customers (Note 6)$17,290 100.0  16,999     100.0

Cost of products sold     5,338     30.9   5,271      31.0

Selling, marketing and
 administrative expenses  6,365     36.8   6,429      37.8

Research expense          1,537      8.9   1,514       8.9

Interest income            (192)    (1.1)   (151)      (.8)

Interest expense, net of
 portion capitalized         80       .5     104        .6

Other (income)expense, net    40      .2      39        .2

                         13,168     76.2  13,206      77.7

Earnings before provision
 for taxes on income      4,122     23.8   3,793      22.3

Provision for taxes on
 income (Note 3)          1,146      6.6   1,120       6.6


NET EARNINGS            $ 2,976     17.2   2,673      15.7


NET EARNINGS PER SHARE (Notes 1 and 8)
 Basic                  $  2.21             2.00
 Diluted                $  2.17             1.96

CASH DIVIDENDS PER SHARE$   .72              .63

AVG. SHARES OUTSTANDING
 Basic                  1,345.0          1,333.7
 Diluted                1,371.4          1,363.8


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                             Fiscal  Nine  Months
Ended
                                             Sept. 27,      Sept.
28
                                               1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $2,976        2,673
 Adjustments to reconcile net earnings to
  cash flows:
   Depreciation and amortization of
     property and intangibles              906          868
   Increase in accounts receivable, trade,
     less allowances                      (345)        (555)
   Increase in inventories                (358)        (272)
   Changes in other assets and liabilities   350        536

   NET CASH FLOWS FROM OPERATING ACTIVITIES 3,529     3,250

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment(848)       (761)
 Proceeds from the disposal of assets       20           46
 Acquisition of businesses, net of cash
  acquired                                 (78)        (158)
 Other, principally intangible assets      (96)         (89)

 NET CASH USED BY INVESTING ACTIVITIES  (1,002)        (962)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends to shareowners                 (969)        (841)
 Repurchase of common stock               (653)        (429)
 Proceeds from short-term debt             174          240
 Retirement of short-term debt            (193)        (185)
 Proceeds from long-term debt                -            6
 Retirement of long-term debt             (142)        (190)
 Proceeds from the exercise of stock options   223      156

 NET CASH USED BY FINANCING ACTIVITIES  (1,560)      (1,243)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                      22           (62)

INCREASE IN CASH AND CASH EQUIVALENTS      989         983

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                               2,753        2,011

CASH AND CASH EQUIVALENTS, END OF PERIOD$  3,742      2,994


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

(revenue,  expenses, gains and losses) in a full set  of  general purpose financial statements.  The total comprehensive income for the  nine  months  ended September 27, 1998  is  $2,957  million,

compared  with  $2,405 million for the same period  a  year  ago.

Total  comprehensive income includes net earnings, net unrealized currency gains and losses on translation and net unrealized gains and losses on securities.

                              - 8 -
NOTE 3 - INCOME TAXES
The effective income tax rates for 1998 and 1997 are as follows:
                                    1998            1997
    First Quarter                   29.6%           30.2%
    First Half                      28.2            30.0
    Nine Months                     27.8            29.5

The  effective income tax rates for the first nine months of 1998 and  1997 are 27.8% and 29.5%, respectively, as compared  to  the

U.S.  federal  statutory rate of 35%.  The  difference  from  the statutory  rate is the result of domestic subsidiaries  operating in  Puerto Rico under a grant for tax relief expiring on December

31, 2007 and the result of  subsidiaries manufacturing in Ireland

under  an incentive tax rate expiring on December 31, 2010.   The

decrease  in the 1998 worldwide effective tax rate was  primarily due  to a greater proportion of taxable income derived from lower tax rate countries


NOTE 4 - INVENTORIES

(Dollars in Millions)             Sept. 27, 1998  Dec. 28, 1997

Raw materials and supplies         $   890           655
Goods in process                       440           417
Finished goods                       1,567         1,444
                                   $ 2,897         2,516

NOTE 5 - INTANGIBLE ASSETS

(Dollars in Millions)            Sept. 27, 1998   Dec. 28, 1997

Intangible assets                  $ 4,085         3,885
Less accumulated amortization          788           624
                                   $ 3,297         3,261


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



                              - 9 -
NOTE 6 - SALES TO CUSTOMERS BY SEGMENT OF BUSINESS AND GEOGRAPHIC
AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Third Quarter                Nine Months
                               Percent                    Percent
                               Increase/                  Increase/
                  1998   1997  (Decrease)    1998   1997  (Decrease)
Consumer
  Domestic     $  806    801       .6      2,398   2,400     (.1)
  International   781    783      (.3)     2,398   2,481    (3.3)
                  1,587    1,584        .2%       4,796     4,881
(1.7)%

Pharmaceutical
  Domestic      1,153    993     16.1      3,500   2,888    21.2
  International   945    925      2.2      2,852   2,907    (1.9)
                2,098  1,918      9.4%     6,352   5,795     9.6%

Professional
  Domestic      1,117  1,168     (4.4)     3,275   3,502    (6.5)
  International   922    916       .7      2,867   2,821     1.6
                  2,039    2,084      (2.2)%      6,142     6,323
(2.9)%

Domestic        3,076  2,962      3.8      9,173   8,790     4.4
International   2,648  2,624       .9      8,117   8,209    (1.1)
  Worldwide    $5,724  5,586      2.5%    17,290  16,999     1.7%


SALES BY GEOGRAPHIC AREAS

                      Third Quarter           Nine Months
                              Percent                  Percent
                              Increase/                Increase/
                 1998  1997   (Decrease)  1998   1997  (Decrease)

Domestic       $3,076 2,962     3.8      9,173  8,790    4.4
Europe          1,482 1,373     7.9      4,607  4,478    2.9
Western Hemisphere
  excluding U.S.  520   512     1.6      1,560  1,518    2.8
Asia-Pacific,
  Africa          646   739   (12.6)     1,950  2,213  (11.9)

  Worldwide    $5,724 5,586     2.5%    17,290 16,999    1.7%


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

                             - 10 -
NOTE 8 - EARNINGS PER SHARE

   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the nine months ended September 27, 1998 and September 28, 1997:
                                    Fiscal           Fiscal
                                  Quarter  Ended             Nine
Months Ended
                              Sept. 27,         Sept. 28,   Sept.
27,                           Sept. 28,
                                      1998                   1997
1998                            1997

Basic net earnings per share$    .71     .64      2.21     2.00
Average shares outstanding
  - basic                   1,344.9  1,335.1   1,345.0  1,333.7
Potential shares exercisable
  under stock option plans     68.3     70.3      68.0     71.5

Less: shares which could be
  repurchased under treasury
  stock method                (40.2)   (41.5)    (41.6)   (41.4)
Adjusted averages shares
  outstanding - diluted     1,373.0  1,363.9   1,371.4  1,363.8
Diluted earnings per share $    .70      .63      2.17     1.96

NOTE 9 - PENDING LEGAL PROCEEDINGS

    The Company, along with numerous other pharmaceutical manufacturers and distributors, is a defendant in a large number of individual and class actions brought by retail pharmacies in state and federal courts under the antitrust laws. These cases assert price discrimination and price-fixing violations resulting from an alleged industry-wide agreement to deny retail pharmacists price discounts on sales of brand name prescription drugs. The Company believes the claims against the Company in these actions are without merit and is defending them vigorously.
   In September 1998, trial of the liability phase of the federal class action brought on behalf of retail pharmacists against the Company, three other pharmaceutical manufacturers and six wholesalers, began before a jury in Chicago. In the event liability is established, the damages phase will begin before the same jury. Twenty other pharmaceutical manufacturers named in the complaint previously settled. It is anticipated that the trial will last several months. While the Company is confident of the legality of its conduct, it is not possible to predict with certainty the outcome of the jury trial or the size of a damage award, if any.

                             - 11 -
   Further,  the  Company  together  with  another  contact  lens

manufacturer,   a   trade  association  and  various   individual

defendants, is a defendant in several consumer class actions  and an  action brought by multiple State Attorneys General on  behalf of  consumers alleging violations of federal and state  antitrust laws.  These cases assert that enforcement of the Company's long-

standing  policy of selling contact lenses only to  licensed  eye care  professionals  is  a result of an  unlawful  conspiracy  to eliminate  alternative distribution channels from the  disposable contact lens market.  The Company believes that these actions are without merit and is defending them vigorously.

    In  August  1998,  the  Company's  Ortho  Biotech  subsidiary commenced  an  arbitration hearing  under its  license  agreement with  Amgen,  Inc.  and  Kirin-Amgen, Inc.  concerning  marketing rights  to what Amgen refers to as Novel Erythropoeis Stimulating

Protein  or  NESP.  NESP is an analogue of the recombinant  human erythropoietin  currently marketed by  Ortho  as  Procrit  (Eprex outside  the U.S.) and by Amgen as Epogen.  Amgen has  taken  the position in the arbitration that Ortho has no rights to NESP  and that Amgen is free to sell it into U.S. and international markets reserved  exclusively to Ortho under Ortho's  license  agreements with  Amgen  and Kirin-Amgen.  Ortho disputes Amgen's contentions and  takes  the  position that NESP is covered  by  its  existing

license   agreements  pursuant  to  which  Ortho  has   exclusive

marketing rights to all non-dialysis indications in the U.S.  and

all  indications outside the U.S. except in China and  Japan.   A

decision by the panel of arbitrators is expected early next year.

While  Ortho believes its position correctly reflects the  intent of the parties to the license, it is not possible to predict with certainty  the  outcome  of the arbitration,  or  the  impact  on

Ortho's business if the outcome is adverse to its position.

   The  Company  believes  that  the  above  proceedings  in  the aggregate would not have a material adverse effect on its results of operations, cash flows or financial position.

                             - 12 -
NOTE 10 - SUBSEQUENT EVENTS

   On  July 21, 1998, Johnson & Johnson and DePuy, Inc. announced the  signing  of  a definitive agreement under  which  Johnson  &

Johnson  would  acquire  DePuy  for  $35.00  per  share,  for  an aggregate transaction value of $3.5 billion.

   Pursuant  to  the agreement, Johnson & Johnson  began  a  cash tender  offer for all outstanding shares of DePuy for $35.00  per

share.   DePuy  has approximately 99,000,000 shares  outstanding.

The  offer commenced on July 27, 1998 and expired on October  29,

1998.  Approximately 98.6 million DePuy shares, representing 99.7 percent  of the outstanding DePuy shares were tendered  and  paid

for.   On  November 4, 1998 the remaining shares  of  DePuy  were acquired by merger.  The Company anticipates that there will be a

one-time   charge  against  earnings  for  in-process   R&D   and

restructuring expenses, as a result of the acquisition.

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

  FAS 133 requires that all derivative instruments be recorded on

the  balance sheet at their respective fair values.   Changes  in

the  fair  values  of  derivatives are recorded  each  period  in current  earnings  or  other comprehensive income,  depending  on whether a derivative is
designated as part of a hedge transaction and, if it is, the type of  hedge transaction. For fair-value hedge transactions in which the  Company  is  hedging changes in an asset's, liability's,  or firm  commitment's fair value, changes in the fair value  of  the derivative instrument will generally be offset by changes in  the hedged  item's fair value.  For cash-flow hedge transactions,  in which  the  Company  is  hedging the variability  of  cash  flows related  to  a  variable-rate asset, liability, or  a  forecasted

transaction,  changes  in  the  fair  value  of  the   derivative

instrument  will be reported in other comprehensive income.   The

gains  and losses on the derivative instrument that are  reported in  other comprehensive income will be recognized in earnings  in the periods in which earnings are impacted by the variability  of the cash flows of the hedged item.

   The  Company is in the process of evaluating the new  standard and does not expect it to have a material effect on the Company's results of operations, cash flow or financial position.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales  for the first nine months  of  1998  were

$17,290 million, which exceeded sales of $16,999 million for  the first  nine  months of 1997 by 1.7%.  The strength  of  the  U.S.

dollar relative to the foreign currencies decreased sales for the first  nine months of 1998 by 3.4%. Excluding the effect  of  the stronger  U.S.  dollar  relative  to  foreign  currencies,  sales increased 5.1% on an operational basis for the first nine  months of  1998.  Consolidated net earnings for the first nine months of

1998  were  $2,976 million, compared with net earnings of  $2,673 million  for the first nine months of 1997.  Worldwide basic  net earnings per share for the first nine months of 1998 were  $2.21,

compared  with $2.00 for the same period in 1997, an increase  of

10.5%.   Worldwide diluted net earnings per share for  the  first

nine  months of 1998 were $2.17, compared with $1.96 for the same period in 1997, an increase of 10.7%

   Consolidated sales for the third quarter of 1998 were $5,724 million, an increase of 2.5% over 1997 third quarter sales of $5,586 million. The effect of the stronger U.S. dollar relative to foreign currencies decreased third quarter sales by 2.3%. Consolidated net earnings for the third quarter of 1998 were $961 million, compared with $855 million for the same period a year ago, an increase of 12.4%. Worldwide basic net earnings per share for the third quarter of 1998 rose 10.9% to $.71, compared with $.64 in the 1997 period. Worldwide diluted net earnings per share for the third quarter of 1998 rose 11.1% to $.70, compared with $.63 in 1997.
   Domestic sales for the first nine months of 1998 were $9,173 million, an increase of 4.4% over 1997 domestic sales of $8,790 million for the same period a year ago. Sales by international subsidiaries were $8,117 million for the first nine months of 1998 compared with $8,209 million for the same period a year ago, a decrease of 1.1%. Excluding the impact of the stronger value of the dollar, international sales increased by 6.0%.
   Worldwide Consumer segment sales for the third quarter were essentially unchanged versus the same period a year ago. Domestic sales increased by .6% in the quarter while international sales declined by .3%. International sales gains in local currency of 6.5% were offset by a negative currency impact of 6.8%. Consumer sales were led by continued strength in the skin care franchise, which includes the NEUTROGENA, RoC and CLEAN & CLEAR product lines, as well as strong performances from the adult and children's MOTRIN line of analgesic products. At the end of the quarter, the Johnson & Johnson Merck joint venture introduced a new chewable form of PEPCID AC.
   Worldwide Pharmaceutical sales of $2.1 billion for the quarter increased 9.4% versus the same period in 1997, including 16.1% growth in domestic sales. International sales increased by 2.2%. Sales gains in local currency of 6.0% were partially offset by a negative currency impact of 3.8%. Worldwide growth reflects the strong performance of RISPERDAL, an antipsychotic medication; PROCRIT, for the treatment of anemia; DURAGESIC, a transdermal patch for chronic pain, and the oral contraceptive line of products. Recently PARIET/ACIPHEX (rabeprazole), a proton pump inhibitor for duodenal and gastric ulcers, gastroesophageal reflux disease (GERD) and GERD maintenance received European Union approval.

  Worldwide  sales  of  $2.0 billion in the Professional  segment

declined  by  2.2%  versus the third quarter of  1997.   Domestic

sales  were  down  4.4% in the quarter while international  sales gains  in  local  currency of 4.8% were  largely  offset  by  the strength of the U.S. dollar.  Strong sales growth of Ethicon Endo-

Surgery's  laparoscopy and mechanical closure products, Ethicon's

Mitek  suture  anchors  and Gynecare's women's  health  products,

LifeScan's blood glucose monitoring systems and Johsnon & Johnson

Professional's orthopaedic products were offset by a  decline  in sales of Cordis' coronary stents.



   Average  shares of common stock outstanding in the first  nine months  of  1998  were  1,345.0 million,  compared  with  1,333.7 million for the same period a year ago.





LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $927 million during  the  first  nine  months of 1998  to  $3,826  million  at

September  27,  1998.   Total borrowings decreased  $148  million

during the first nine months of 1998 to $1,692 million.  Net cash

(cash  and  current  securities net  of  borrowings)  was  $2,134 million at September 27, 1998 compared with $1,059 million at the

end  of  1997.   Total debt represented 10.8%  of  total  capital

(shareowners'  equity  and  total  borrowings)  at  quarter   end

compared with 13.0% at the end of 1997.

   Additions  to property, plant and equipment were $848  million for the first nine months of 1998, compared with $761 million for the same period in 1997.

   On October 19, 1998, the Board of Directors approved a regular quarterly dividend rate of 25 cents per share payable on December

8, 1998 to shareowners of record as of November 17, 1998.


                             - 16 -
YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

   The  "Year 2000" issue relates to potential problems resulting from a practice of computer programmers.  For some time, calendar years  have  frequently been represented in computer programs  by their last two digits.  Thus, "1998" would be rendered "98".  The logic  of  the  programs frequently assumes that  the  first  two digits  of  a year given in this format are "19".  It is  unclear what would happen with respect to such computer programs upon the change  in  calendar year from 1999 to 2000.  The  program  might interpret  "00" as "2000", "1900", an error or some other  input.

In  such  a  case, the computer program might cease to  function,

function improperly, provide an erroneous result or act  in  some unpredictable manner.

  The Company has had a program in place since the fourth quarter of  1996  to address Year 2000 issues in critical business  areas related  to  its products, information management  systems,  non-

information  systems  with  embedded  technology,  suppliers  and

customers.   A  report on the progress of this program  has  been

provided  to  the  Audit  Committee of  the  Company's  Board  of

Directors.  The Company has completed its review of its  critical automated information systems and is currently in the remediation phase  with  respect to such critical systems.  It is anticipated that  this  remediation  will be substantially  complete  by  the second quarter of 1999.

    The  Company  is  also  in  the  process  of  reviewing   and

remediating,  where necessary, its other automated systems.   The

Company   estimates   that  it  will  complete   assessment   and

remediation of substantially all such other automated systems  by the end of the second quarter of 1999.

  The Company has a plan for assessment and testing of all of its products  and has made substantial progress toward completion  of

such   assessment   and  testing.   It  anticipates   substantial

completion  of assessment, testing and remediation, if  required,

for  most products by December 1998 with full completion  by  the third quarter of 1999.


                             - 17 -
   The Company plans to engage additional outside consultants  to

examine   selected  critical  areas  in  certain  of  its   major

franchises  and  anticipates that this work  will  begin  in  the fourth quarter of 1998.

  The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition  or  results of operations.  Since  initiation  of  its program  in  1996,  the Company estimates that  it  has  expensed approximately $120 million in internal and external  costs  on  a

pre-tax  basis  to address its Year 2000 readiness  issues.   The

Company  currently  estimates that the total of  such  costs  for addressing its internal Year 2000 readiness will not exceed  $250 million  in  the aggregate on a pre-tax basis.  These  costs  are being  expensed as they are incurred and are being funded through operating  cash  flows.  No projects material  to  the  financial condition  or  results  of operations of the  Company  have  been deferred or delayed as a result of this project.

   The  ability of the Company to implement and effect  its  Year

2000 readiness program and the related costs or the costs of non-

implementation,  cannot be accurately determined  at  this  time.

The  Company's automated systems (both information technology and

non-information   systems)   are  generally   complex   but   are

decentralized.  Although a failure to complete remediation of one system  may adversely effect other systems, the Company does  not currently  believe that such effects are likely.  If, however,  a significant  number of such failures should occur, some  of  such systems  might  be rendered inoperable and would  require  manual back-up methods or other alternatives, where available.  In  such

a   case,   the   speed  of  processing  business   transactions,

manufacturing  and  otherwise conducting  business  would  likely decrease  significantly  and the cost of  such  activities  would increase, if they could be carried on at all.  That could have  a material adverse effect on the financial condition and results of operations of the business.


                             - 18 -
  The Company has highly integrated relationships with certain of

its   suppliers  and  customers.   These  include  among   others

providers  of  energy, telecommunications, and raw materials  and components,  financial institutions, managed  care  organizations and large retail establishments.  The Company has been reviewing,

and  continues to review, with its critical suppliers  and  major customers  the status of their year 2000 readiness.  The  Company has  in  place  a program of requesting assurances of  Year  2000 readiness  from such suppliers.  However, many critical suppliers have  either declined to provide the requested assurances or have limited  the  scope of assurances to which they  are  willing  to

commit.    The  Company  has  established  a  plan  for   ongoing

monitoring of critical suppliers during 1999.

   The Year 2000 readiness of certain major customers is unclear.

The  Company has established a program to contact major customers

to  assess their readiness to deal with Year 2000 issues.   If  a

significant  number  of  such suppliers  and  customers  were  to experience business disruptions as a result of their lack of Year

2000  readiness,  their problems could have  a  material  adverse effect on the financial position and results of operations of the

Company.

   In order to address this situation, the Company is formulating contingency plans intended to deal with the impact on the Company of  Year  2000 problems that may be experienced by such  critical

suppliers   and  major  customers.   With  respect  to   critical

suppliers,  these  plans  may include,  among  others,  arranging availability  of  substitute  sources  of  utilities,  increasing levels  of inventory and identifying alternate sources of  supply

of  raw  materials.   The Company is also alerting  customers  to

their  need  to address these problems, but the Company  has  few alternatives  available, other than reversion to manual  methods,

for  avoiding  or  mitigating the effects of lack  of  Year  2000 readiness  by  major  customers.  In any event,  even  where  the

Company  has  contingency plans, there can be no  assurance  that such  plans will address all the problems that may arise, or that such plans, even if implemented, will be successful.


                             - 19 -
   Notwithstanding the foregoing, the Company has  no  reason  to believe  that  its exposure to the risks of lack of supplier  and customer Year 2000 readiness is any greater than the exposure  to such  risk that affects its competitors generally.  Further,  the

Company  believes that its programs for Year 2000 readiness  will significantly improve its ability to deal with its own Year  2000 readiness  issues and those of suppliers and customers over  what would have occurred in the absence of such a program.  That  does not,  however, guarantee that some material adverse effects  will not occur.

   The descriptions of Year 2000 issues set forth in this section is  subject  to  the qualifications set forth under  the  heading

"Cautionary  Statement Pursuant to Private Securities  Litigation

Reform   Act   of   1995  -  `Safe  Harbor'  for  Forward-Looking

Statements".


CAUTIONARY  STATEMENT  PURSUANT TO PRIVATE SECURITIES  LITIGATION
REFORM ACT OF 1995 - "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS


   The Company may from time to time make certain forward-looking statements in publicly-released materials, both written and oral.

Forward-looking statements do not relate strictly  to  historical or current facts and may be identified by their use of words like

"plans," "expects," "will," "anticipates," "estimates" and  other words  of  similar meaning.  Such statements may  address,  among

other   things,  the  Company's  strategy  for  growth,   product

development, regulatory approvals, market position, expenditures,

financial results and the effect of Year 2000 readiness issues.

  Forward-looking statements are based on current expectations of

future  events.   The Company cannot guarantee that  expectations

expressed  in forward-looking statements will be realized.   Some

important  factors that could cause the Company's actual  results to  differ  materially from those projected in any such  forward-

looking statements are as follows:


                             - 20 -

   Economic  factors,  including inflation  and  fluctuations  in interest  rates  and  foreign currency  exchange  rates  and  the potential  effect of such fluctuations on revenues, expenses  and resulting margins;

   Competitive factors, including technological advances achieved and  patents  attained by competitors and generic competition  as patents on the Company's products expire;

   Domestic  and foreign healthcare reforms resulting in  pricing pressures, including the continued consolidation among healthcare

providers,  trends  toward  managed  care  and  healthcare   cost

containment  and  government  laws and  regulations  relating  to pharmaceutical reimbursement and pricing generally;

  Government laws and regulations, affecting domestic and foreign operations,  including  those relating  to  trade,  monetary  and fiscal  policies, taxes, price controls, regulatory  approval  of new products and licensing;

   Difficulties  inherent in product development,  including  the

potential   inability  to  successfully  continue   technological

innovation, complete clinical trials, obtain regulatory approvals in  the  United  States  and  abroad, gain  and  maintain  market

approval   of   products  and  the  possibility  of  encountering

infringement  claims  by competitors with respect  to  patent  or other  intellectual property rights which can  prelude  or  delay commercialization of a product;

  Significant litigation adverse to the Company including product liability  claims,  patent  infringement  claims,  and  antitrust claims;

   Product  efficacy  or  safety concerns  resulting  in  product recalls or declining sales;

  The impact of business combinations, including acquisitions and divestitures,  and organizational restructuring  consistent  with evolving business strategies;

  Issuance of new or revised accounting standards by the American

Institute   of   Certified  Public  Accountants,  the   Financial

Accounting  Standards  Board  or  the  Securities  and   Exchange

Commission;

                             - 21 -
  The dates for completion of specified tasks in the Company Year

2000  readiness  program and the assessment of future  costs  are based  upon,  among  other things, assumptions  of  the  lack  of complicating factors that could cause delay, the availability  of

adequate   resources,  including  appropriately   skilled   third

parties, and the availability of substitute or alternate products or services, where required;

  The assessments of the Year 2000 readiness of others and of the

effects  of  lack  of such readiness are highly  uncertain.   The

impact  of a failure of readiness by critical suppliers or  major

customers  or  both  cannot be estimated  with  confidence.   The

effectiveness of contingency plans to mitigate the effects of any such failures is largely untested.

   The  Company has employed its standard internal procedures  to assess  the reasonableness of its estimates of costs, timing  and effectiveness  of  remediation of  Year  2000  readiness  issues.

While  the  Company  believes such an approach  is  adequate,  it should  be  noted  that  no  external  or  independent  audit  or verification  of  such  estimates has  been  completed  nor  have

extraordinary   means   been   undertaken   to    verify    their

reasonableness.

   Even  though the Company expects an increased ability to avoid significant disruptions of its business as a result of  its  Year

2000  readiness program, management cannot provide  an  assurance that  there will be no material adverse effects to the  financial condition or results of operations of the Company as a result  of

Year 2000 issues.

   The  Company  may not successfully identify  all  systems  and products  that present Year 2000 readiness issues.  Even  if  the

Company successfully identifies all such systems and products, it may not be successful in remedying the problems presented.

  The foregoing list sets forth many, but not all, of the factors that  could impact upon the Company's ability to achieve  results

described  in  any  forward-looking  statements.   Investors  are

cautioned  not  to place undue reliance on such statements  which speak  only  as  of  the  date made. The  Company  undertakes  no obligation to update any forward-looking statements as  a  result of future events or developments.


                             - 22 -
Part II - Other Information

Item 5.    Other Information

Under rules recently adopted by the Securities and Exchange Commission, if a shareowner notifies the Company after January 26, 1999 of an intent to present a proposal at the Company's 1999 Annual Meeting, the Company may have the right to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting, without including information regarding such proposal in its proxy materials. Shareowner proposals to be presented at the 1999 Annual Meeting must be received by the Company on or before November 10, 1998 for inclusion in the proxy statement and proxy card relating to that meeting.

Item 6.    Exhibits and Reports on Form 8-K

                                                  (a)
           Exhibit Numbers

           (1)  Exhibit 27 - Financial Data Schedule

    (b)    Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three month period ended September 27, 1998.



































                             - 23 -



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 6, 1998       By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                (Vice President, Finance)





Date:  November 6, 1998       By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                (Corporate Controller)

























                             - 24 -