Form 10-K
period 1999-01-03
JOHNSON & JOHNSON
filed 1999-04-01
CIK 200406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 1999          COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 23, 1999 was approximately $117.2 billion.

     On February 23, 1999 there were 1,345,589,883 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareowners for
  II:           fiscal year 1998.
Part III:       Portions of registrant's proxy statement for its 1999 annual meeting of shareowners.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
       General.....................................................    1
       Segments of Business; Geographic Areas......................    1
       Consumer....................................................    1
       Pharmaceutical..............................................    1
       Professional................................................    2
       International...............................................    2
       Raw Materials...............................................    2
       Patents and Trademarks......................................    2
       Seasonality.................................................    3
       Competition.................................................    3
       Research....................................................    3
       Environment.................................................    3
       Regulation..................................................    3
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    4
 4.    Submission of Matters to a Vote of Security Holders.........    5
       Executive Officers of the Registrant........................    5

                                 PART II

 5.    Market for the Registrant's Common Equity and Related
       Shareowner Matters..........................................    6
 6.    Selected Financial Data.....................................    6
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    6
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    6
 8.    Financial Statements and Supplementary Data.................    6
 9.    Disagreements on Accounting and Financial Disclosure........    6

                                PART III

10.    Directors and Executive Officers of the Registrant..........    7
11.    Executive Compensation......................................    7
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    7
13.    Certain Relationships and Related Transactions..............    7

                                 PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................    8
       Signatures..................................................   10
       Report of Independent Auditors..............................   12
       Exhibit Index...............................................   13

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 93,100 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principles of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations of Johnson & Johnson. In addition, certain Executive Committee members serve as Worldwide Chairmen of Group Operating Committees, which are comprised of managers who represent key operations within the group, as well as management expertise in other specialized functions. These Committees oversee and coordinate the activities of domestic and international companies related to each of the Consumer, Pharmaceutical and Professional segments of business. Operating management of each company is headed by a Chairman, President, General Manager or Managing Director who reports directly to, or through a line executive to, a Group Operating Committee. In line with this policy of decentralization, each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and geographic areas captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 27 through 30 and 45 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including oral and baby care products, first aid products, nonprescription drugs, sanitary protection products and adult skin and hair care products. Major brands include ACT Fluoride Rinse; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; CLEAN & CLEAR Skin Care Products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; MONISTAT, a remedy for vaginal yeast infections; adult and children's MOTRIN analgesic products; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; NICOTROL smoking cessation products; o.b. Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; STAYFREE and SURE & NATURAL sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the allergy, anti-infective, antifungal, antianemia, central nervous system, contraceptive, dermatology, gastrointestinal, and pain management fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs include DURAGESIC (fentanyl transdermal system sold abroad as DUROGESIC), a transdermal patch for chronic pain; EPREX (Epoetin alfa sold in the U.S. as PROCRIT), a biotechnology derived version of the human hormone erythropoietin that stimulates red blood cell production; ERGAMISOL (levamisole hydrochloride), a colon cancer drug; FLOXIN (ofloxacin) and LEVAQUIN (levofloxacin), both anti-infectives; IMODIUM (loperamide HCI), an antidiarrheal;
LEUSTATIN (cladribine), for hairy cell leukemia; MOTILIUM (domperidone), a gastrointestinal mobilizer; NIZORAL (ketoconazole), SPORANOX (itraconazole) and TERAZOL (terconazole), antifungals; ORTHOCLONE OKT-3 (muromonab-CD3), for reversing the rejection of kidney, heart and liver transplants; ORTHO-NOVUM (norethindrone/mestranol) group of oral contraceptives; PREPULSID (cisapride sold in the U.S. as PROPULSID), a gastrointestinal prokinetic; RETIN-A (tretinoin), a dermatological cream for acne; RISPERDAL (risperidone), an antipsychotic drug; and ULTRAM (tramadol hydrochloride), a centrally acting prescription analgesic for moderate to moderately severe pain.

PROFESSIONAL

     The Professional segment includes suture and mechanical wound closure products, minimally invasive surgical instruments, diagnostic products, cardiology products, disposable contact lenses, surgical instruments, orthopaedic joint replacements and products for wound management and infection prevention and other medical equipment and devices. These products are used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers. In November 1998, Johnson & Johnson completed the acquisition of DePuy, Inc., an orthopaedic products company with products in reconstructive, spinal, trauma and sports medicine.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries manufacturing in 36 countries outside the United States and selling in over 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $2,269, $2,140 and $1,905 million for fiscal years 1998, 1997 and 1996, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 175 manufacturing facilities occupying approximately 17.8 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,620
Pharmaceutical..............................................       4,174
Professional................................................       8,014
                                                                  ------
          Worldwide total...................................      17,808
                                                                  ======

     Within the United States, 9 facilities are used by the Consumer segment, 9 by the Pharmaceutical segment and 51 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      69             7,999
Europe......................................................      47             4,979
Western Hemisphere excluding U.S.A..........................      20             2,483
Africa, Asia and Pacific....................................      39             2,347
                                                                 ---            ------
          Worldwide total...................................     175            17,808
                                                                 ===            ======

     In addition to the manufacturing facilities discussed above, Johnson & Johnson maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under "Business -- Research."

     Johnson & Johnson generally seeks to own its manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

     Johnson & Johnson's properties are maintained in good operating condition and repair and are well utilized.

     For information regarding lease obligations see Note 9 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 38 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 45 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998. For information regarding plans to close certain manufacturing facilities, see Note 15 "Restructuring and In-Process Research and Development Charges" under "Notes to Consolidated Financial Statements" on page 41 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Pending Legal Proceedings" under "Notes to Consolidated Financial Statements" on pages 42 through 43 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 26, 1999, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 6 of Johnson & Johnson's Proxy Statement dated March 10, 1999.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  52     Member, Executive Committee; Vice President,
                                                Finance(a)
Russell C. Deyo........................  49     Member, Executive Committee; Vice President,
                                                  Administration(b)
Roger S. Fine..........................  56     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
Ronald G. Gelbman......................  51     Member, Executive Committee; Worldwide Chairman,
                                                  Health Systems and Diagnostics Group(d)
JoAnn Heffernan Heisen.................  49     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Christian A. Koffmann..................  58     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer and Personal Care Group(f)
Ralph S. Larsen........................  60     Chairman, Board of Directors and Chief Executive
                                                Officer; Chairman, Executive Committee
James T. Lenehan.......................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals and Professional Group(g)
William C. Weldon......................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(h)
Robert N. Wilson.......................  58     Vice-Chairman, Board of Directors; Vice-Chairman
                                                  Executive Committee

---------------

(a) Mr. R. J. Darretta joined the Company in 1968 and held various positions before becoming President of Iolab Corporation in 1988 and Treasurer of the Company in 1995. He became a Member of the Executive Committee and Vice President, Finance in 1997.
(b) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996.
(c) Mr. R. S. Fine joined the Company in 1974 and became Assistant General Counsel in 1978 and Associate General Counsel in 1984. He became a Member of the Executive Committee and Vice President, Administration in 1991 and became Vice President, General Counsel in 1996.
(d) Mr. R. G. Gelbman joined the Company in 1972 and became a Company Group Chairman in 1987 and a Member of the Executive Committee in 1994. He was named Worldwide Chairman, Pharmaceutical and Diagnostics Group in 1994 and Worldwide Chairman, Health Systems and Diagnostics Group in June 1998.

(e) Ms. J. H. Heisen joined the Company in 1989 as Assistant Treasurer and became Vice President, Investor Relations in 1990, Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in 1997.
(f) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer and Personal Care Group in 1995.
(g) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals and Professional Group in 1994.
(h) Mr. W. C. Weldon joined the Company in 1971 and held various positions before becoming President of Ethicon Endo-Surgery in 1992 and Company Group Chairman of Ethicon Endo-Surgery in 1995. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in June 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition--Common Stock Market Prices and Cash Dividends Paid" on page 25 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1988-1998" on page 46 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 through 30 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Instruments" on page 26 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Consolidated Financial Statements and the Notes thereto and the material captioned "Independent Auditor's Report" on pages 31 through 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 2 through 6 of Johnson & Johnson's Proxy Statement dated March 10, 1999,
(b) the material in Part I hereof under the caption "Executive Officers of the Registrant" and (c) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of Johnson & Johnson's Proxy Statement dated March 10, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of Johnson & Johnson's Proxy Statement dated March 10, 1999: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 7 through 8; "Compensation Committee Report on Executive Compensation" on pages 9 through 12; "Shareowner Return Performance Graphs" on pages 12 through 13; and "Executive Compensation" on pages 14 through 17.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Stock Ownership/Control" on page 7 of Johnson & Johnson's Proxy Statement dated March 10, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 31 through 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1998 are incorporated herein by reference:

        Consolidated Balance Sheet at end of Fiscal Years 1998 and 1997

        Consolidated Statement of Earnings for Fiscal Years 1998, 1997 and 1996

        Consolidated Statement of Equity for Fiscal Years 1998, 1997 and 1996

        Consolidated Statement of Cash Flows for Fiscal Years 1998, 1997 and
1996

        Notes to Consolidated Financial Statements

        Independent Auditor's Report

        2. Financial Statement Schedules

        Schedule II -- Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted because they are not required or are not applicable.

        3. Exhibits Required to be Filed by Item 60l of Regulation S-K

     The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1998.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

  FISCAL YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                             (DOLLARS IN MILLIONS)

                                                                           DEDUCTIONS FROM RESERVES
                                                ADDITIONS     ---------------------------------------------------
                                BALANCE AT       CHARGED                                                 BALANCE
                                 BEGINNING    TO COSTS AND                                               AT END
                                 OF PERIOD     EXPENSES(A)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
1998
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $152              39       Write-offs less recoveries.....     15
                                                              Currency adjustments...........     (5)      181
     Reserve for customer
       rebates................      164             978       Customer rebates allowed.......    993
                                                              Currency adjustments...........     (8)      157

                                                              Cash discounts allowed.........    429
     Reserve for cash
       discounts..............       42             431       Currency adjustments...........     (3)       47
                                   ----           -----                                        -----       ---
                                   $358           1,448                                        1,421       385
                                   ====           =====                                        =====       ===

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

Date: March 22, 1999                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

                                          By /s/      R. S. LARSEN
                                            ------------------------------------

                                              R. S. Larsen, Chairman, Board of
                                                          Directors
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ R. S. LARSEN                 Chairman, Board of Directors and        March 22, 1999
------------------------------------------    Chief Executive Officer, and
               R. S. Larsen                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice President -- Finance               March 25, 1999
------------------------------------------    (Principal Financial Officer)
              R. J. Darretta

            /s/ C. E. LOCKETT                 Controller                              March 23, 1999
------------------------------------------
              C. E. Lockett

             /s/ G. N. BURROW                 Director                                March 24, 1999
------------------------------------------
               G. N. Burrow

             /s/ J. G. COONEY                 Director                                March 24, 1999
------------------------------------------
               J. G. Cooney

             /s/ J. G. CULLEN                 Director                                March 29, 1999
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 25, 1999
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 23, 1999
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 24, 1999
------------------------------------------
               A. G. Langbo

              /s/ J. S. MAYO                  Director                                March 22, 1999
------------------------------------------
                J. S. Mayo

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ P. J. RIZZO                  Director                                March 22, 1999
------------------------------------------
               P. J. Rizzo

            /s/ H. B. SCHACHT                 Director                                March 24, 1999
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 23, 1999
------------------------------------------
               M. F. Singer

                                              Director                                March   , 1999
------------------------------------------
                J. W. Snow

             /s/ R. N. WILSON                 Vice Chairman, Board of Directors       March 30, 1999
------------------------------------------    and Director
               R. N. Wilson

                         REPORT OF INDEPENDENT AUDITORS

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our report on the consolidated financial statements of Johnson & Johnson and subsidiaries has been incorporated by reference in this Form 10-K from the Johnson & Johnson 1998 Annual Report to Shareowners and appears on page 44 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in
Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PricewaterhouseCoopers LLP
                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
January 25, 1999

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(b)       By-Laws of the Company, as amended and currently in
                 effect -- Incorporated herein by reference to Exhibit 3(b)
                 of the Registrant's Form 10-K Annual Report for the year
                 ended December 28, 1997.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       1995 Stock Option Plan (as amended) -- Filed with this
                 document.*
     10(c)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(d)       1986 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       1995 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 1995.*
     10(f)       Executive Incentive Plan -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(g)       Domestic Deferred Compensation Plan (as
                 amended) -- Incorporated herein by reference to Exhibit
                 10(g) of the Registrant's Form 10-K Annual Report for the
                 year ended December 29, 1996.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(i)       Executive Income Deferral Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     13          -- Pages 24 through 46 of the Company's Annual Report to
                 Shareowners for fiscal year 1998 (only those portions of the
                 Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     23          -- Consent of Independent Auditors -- Filed with this
                 document.
     27          -- Financial Data Schedule for Year Ended January 3,
                 1999 -- Filed with this document.
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 1999.
     99(b)       -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.