Form 10-Q
period 1999-04-04
JOHNSON & JOHNSON
filed 1999-05-17
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 4, 1999

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

      On  April  30, 1999, 1,345,200,546 shares of Common  Stock,
$1.00 par value, were outstanding.


                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.

Item 1.  Financial Statements

    Consolidated Balance Sheet -
      April 4, 1999 and January 3, 1999                     3


    Consolidated Statement of Earnings for the
      Three Months Ended April 4, 1999 and
      March 29, 1998                                        5


    Consolidated Statement of Cash Flows for the
      Three Months Ended April 4, 1999 and
      March 29, 1998                                        6


    Notes to Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    15


Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      23




Part II - Other Information


    Item 1 - Legal Proceedings                              23

    Item 6 - Exhibits and Reports on Form 8-K               23

    Signatures                                              24









                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                            April 4,      January
3,
                                                             1999
1999
Current Assets:

 Cash and cash equivalents             $ 1,780         1,927

 Marketable securities, at cost            805           651

 Accounts receivable, trade, less
  allowances $385 (1998 - $385)          3,935         3,661

 Inventories (Note 3)                    2,963         2,853

 Deferred taxes on income                1,111         1,180

 Prepaid expenses and other
  receivables                            1,024           860


      Total current assets              11,618        11,132

Marketable securities, non-current         418           416

Property, plant and equipment, at cost  10,238        10,024

  Less accumulated depreciation and
    amortization                         4,166         3,784

                                         6,072         6,240

Intangible assets, net (Note 4)          7,489         7,209

Deferred taxes on income                    76           102

Other assets                             1,073         1,112


      Total assets                     $26,746        26,211

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                          April 4,        January
3,
                                            1999             1999
Current Liabilities:

    Loans and notes payable         $ 2,489          2,747

    Accounts payable                  1,587          1,861

    Accrued liabilities               2,930          2,920

 Accrued salaries, wages and commissions446            428

    Taxes on income                     414            206

        Total current liabilities     7,866          8,162

Long-term debt                        1,346          1,269

Deferred tax liability                  571            578

Employee related obligations          1,719          1,738

Other liabilities                     1,022            874

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,842,000 and
   1,534,824,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                   (41)            (44)

    Accumulated other comprehensive income(467)       (328)
  (Note 7)

    Retained earnings                14,565         13,928

                                                           15,592
15,091
      Less common stock held in treasury,
    at cost (189,081,000 & 190,773,000
     shares)                          1,370          1,501

      Total shareowners' equity      14,222         13,590

      Total liabilities and shareowners'
    equity                          $26,746         26,211

         See Notes to Consolidated Financial Statements

                             - 4 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                          Fiscal Quarter Ended
                                  April  4,   Percent    March  29,
Percent
                                   1999    to Sales    1998      to
Sales



Sales to customers (Note 5) $6,638     100.0   5,783      100.0

Cost of products sold        2,038      30.7   1,777       30.7

Gross    Profit                       4,600         69.3      4,006
69.3

Selling, marketing and
  administrative expenses    2,403      36.2   2,100       36.3

Research expense               536       8.1     494        8.5

Interest income                (52)      (.8)    (61)      (1.0)

Interest expense, net of
  portion capitalized           49        .7      28         .5

Other (income)expense, net      59        .9      11         .2

                             2,995      45.1   2,572       44.5

Earnings before provision
  for taxes on income        1,605      24.2   1,434       24.8

Provision for taxes on
  income (Note 2)              477       7.2     424        7.3


NET EARNINGS                $1,128      17.0   1,010       17.5


NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .84               .75
  Diluted                   $  .82               .73

CASH DIVIDENDS PER SHARE    $  .25               .22

AVG. SHARES OUTSTANDING
  Basic                    1,344.9           1,345.3
  Diluted                  1,373.4           1,374.7


         See Notes to Consolidated Financial Statements

                             - 5 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                   Fiscal   Quarter
Ended
                                                April 4,      March
29,
                                                               1999
1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $1,128       1,010
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 408         294
   Increase in accounts receivable, trade,
      less allowances                        (426)        (195)
   Increase in inventories                   (208)        (221)
   Changes in other assets and liabilities     223         311

   NET CASH FLOWS FROM OPERATING ACTIVITIES  1,125       1,199

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(298)        (215)
   Proceeds from the disposal of assets          2           8
   Acquisition of businesses, net of cash
     acquired                                (188)         (78)
   Other, principally marketable securities  (215)         (85)

   NET CASH USED BY INVESTING ACTIVITIES     (699)        (370)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (336)        (296)
   Repurchase of common stock                (131)        (347)
   Proceeds from short-term debt                92         76
   Retirement of short-term debt             (249)        (120)
   Proceeds from long-term debt                  9           -
   Retirement of long-term debt                (6)        (104)
   Proceeds from the exercise of stock
     options                                    99         111

   NET CASH USED BY FINANCING
     ACTIVITIES                              (522)        (680)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (51)          (9)

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS(147)       140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD1,927      2,753

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 1,780       2,893


         See Notes to Consolidated Financial Statements

                             - 6 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1 - The accompanying interim financial statements and related notes should be read in conjunction with the Consolidated Financial

Statements  of  Johnson & Johnson and Subsidiaries (the  "Company")

and  related notes as contained in the Annual Report on  Form  10-K for  the  fiscal year ended January 3, 1999. The interim  financial statements  include  all  adjustments (consisting  only  of  normal recurring  adjustments) and accruals necessary in the  judgment  of management for a fair presentation of such statements.





NOTE 2 - INCOME TAXES

The  effective income tax rates for the first three months of  1999 and 1998 are 29.7% and 29.6%, respectively, as compared to the U.S.

federal  statutory rate of 35%.  The difference from the  statutory rate is primarily the result of domestic subsidiaries operating  in

Puerto  Rico under a grant for tax relief expiring on December  31,

2007  and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010.





NOTE 3 - INVENTORIES

(Dollars  in  Millions)                 April 4, 1999   January  3,
1999

Raw materials and supplies         $   767           770
Goods in process                       476           489
Finished goods                       1,720         1,594
                                   $ 2,963        2,853

NOTE 4 - INTANGIBLE ASSETS

(Dollars  in  Millions)                 April 4, 1999   January  3,
1999

Intangible assets                  $ 8,401         8,042
Less accumulated amortization          912           833
                                   $ 7,489         7,209


The  excess  of  the  cost over the fair value  of  net  assets  of purchased businesses is recorded as goodwill and is amortized on  a straight-line basis over periods of up to 40 years.

The   cost  of  other  acquired  intangibles  is  amortized  on   a

straight-line basis over their estimated useful lives.


NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                      First Quarter
                                                Percent
                              1999    1998      Increase

Consumer
 Domestic                $    927      840       10.4
 International                801      799         .3
                            1,728    1,639        5.4%

Pharmaceutical
 Domestic                 $ 1,441    1,169       23.3
 International              1,035      923       12.1
                            2,476    2,092       18.4%

Professional
 Domestic                 $ 1,289    1,086       18.7
 International              1,145      966       18.5
                            2,434    2,052       18.6%

Domestic                  $ 3,657    3,095       18.2
International               2,981    2,688       10.9
 Worldwide                $ 6,638    5,783       14.8%

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                      First Quarter
                                                Percent
                              1999    1998       Change

Consumer                  $   223      194       14.9
Pharmaceutical                967      827       16.9
Professional                  455      431        5.6
  Segments total            1,645    1,452       13.3
Expenses not allocated
  to segments                 (40)     (18)

  Worldwide total         $ 1,605    1,434       11.9%


SALES BY GEOGRAPHIC AREA

                                      First Quarter
                                                Percent
                                                Increase
                              1999    1998     (Decrease)

U.S.                     $  3,657    3,095       18.2
Europe                      1,773    1,539       15.2
Western Hemisphere
  Excluding U.S.              478      507       (5.7)
Asia-Pacific, Africa          730      642       13.7

  Total                  $  6,638    5,783       14.8%



NOTE 6 - EARNINGS PER SHARE

The  following is a reconciliation of basic net earnings per  share to  diluted net earnings per share for the three months ended April

4, 1999 and March 29, 1998:


(Shares in Millions)                        April 4,   March 29,
                                              1999       1998

Basic net earnings per share             $     .84        .75
Average shares outstanding - basic         1,344.9    1,345.3
Potential shares exercisable under
  stock option plans                          71.3       73.2

Less: shares which could be repurchased
  under treasury stock method                (42.8)     (43.8)
Adjusted average shares outstanding - diluted1,373.4  1,374.7
Diluted earnings per share               $     .82        .73

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

During  1998, the Company adopted Statement of Financial Accounting

Standards  No.  130 "Reporting Comprehensive Income" ("SFAS  130").

SFAS  130  establishes standards for reporting and  display  of  an

alternative   income  measurement  and  its  components   (revenue,

expenses,  gains  and  losses) in a full  set  of  general  purpose financial statements.  The total comprehensive income for the three months  ended April 4, 1999 is $1,007 million, compared  with  $961 million for the same period a year ago.  Total comprehensive income includes net earnings, net unrealized currency gains and losses  on translation  and net unrealized gains and losses on  available  for sale securities.



NOTE 8 - ACQUISITIONS

During  the quarter, the Company completed the acquisition  of  the

dermatological skin care business of S.C. Johnson & Son, Inc.   The

S.C.  Johnson  dermatological business  is  composed  of  specialty

brands  marketed  in  the  U.S., Canada and  Western  Europe.   The

primary  brand involved in the transaction, AVEENO, is  a  line  of skin  care  products including specialty soaps, bath, and anti-itch treatments.

    Pro  forma  results  of  the  acquisition,  assuming  that  the

transaction  was  consummated  at  the  beginning  of   each   year

presented,  would  not  be materially different  from  the  results reported.

NOTE 9 - PENDING LEGAL PROCEEDINGS

The  Company is involved in numerous product liability cases in the

United States, many of which concern adverse reactions to drugs and medical  devices.  The damages claimed are substantial,  and  while the  Company  is  confident of the adequacy of the  warnings  which accompany such products, it is not feasible to predict the ultimate outcome of litigation.  However, the Company believes that  if  any liability results from such cases, it will be substantially covered by  reserves  established under its self-insurance program  and  by commercially available excess liability insurance.

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

  The Company, together with another contact lens manufacturer, a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple

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

  The Company is involved in a number of patent, trademark and other lawsuits incidental to its business.  On April 1, 1999, the

Company announced that all pending patent litigation between U.S.

Surgical Corporation and the Company's Ethicon Endo-Surgery unit had been settled. No money will change hands in the settlement,

which included immunity from patent suit with respect to nearly all

Ethicon Endo-Surgery and U.S. Surgical products currently on the market, as well as current suture products of the Company's Ethicon subsidiary and U.S. Surgical's Davis & Geck unit.

  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it by Amgen, Ortho's licensor of U.S. non-

dialysis rights to EPO, in which Amgen seeks to terminate Ortho's

U.S. license rights based on alleged deliberate EPO sales by Ortho during the early 1990's into Amgen's reserved dialysis market.  The

Company believes no basis exists for terminating Ortho's U.S.

license rights and is vigorously contesting Amgen's claims.

However, Ortho's U.S. license rights to EPO are material to the

Company; thus, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

  The Company believes that the above proceedings, except as noted

above, would not have a material adverse effect on its results of operations, cash flows or financial position.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENT

   In  June  1998, the Financial Accounting Standards Board  (FASB)

issued   Statement  of  Financial  Accounting  Standards  No.   133

"Accounting for Derivative Instruments and Hedging Activities" (FAS

133).  This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   FAS 133 requires that all derivative instruments be recorded  on the  balance sheet at their respective fair values.  Changes in the fair  value  of  derivatives are recorded each  period  in  current

earnings   or   other  comprehensive  income,  depending   on   the

designation  of  the  hedge  transaction.   For  fair-value   hedge

transactions in which the Company is hedging changes  in  the  fair value  of  an asset, liability or firm commitment, changes  in  the fair value of the derivative instrument will generally be offset by changes in the fair value of the hedged item.  For cash flow  hedge transactions  in  which the Company is hedging the  variability  of

cash  flows  related  to  a  variable  rate  asset,  liability   or

forecasted transaction, changes in the fair value of the derivative

instrument  will  be reported in other comprehensive  income.   The

gains and losses on the derivative instrument that are reported  in other  comprehensive income will be recognized in earnings  in  the periods  in which earnings are impacted by the variability  of  the cash flows of the hedged item.

   The Company will adopt FAS 133 in the first quarter of 2000  and does  not  expect  it to have a material effect  on  the  Company's results of operations, cash flows or financial position.

NOTE 11 - RESTRUCTURING AND SPECIAL CHARGES

In  1998,  the  Company approved a plan to reconfigure  its  global

network   of  manufacturing  and  operating  facilities  with   the

objective of enhancing operating efficiencies.  It is expected that the plan will be completed over the next fifteen months.  Among the initiatives  supporting this plan were the closure  of  inefficient manufacturing facilities, exiting certain businesses which were not providing an acceptable return and related employee separations.

   The  estimated  cost of this plan is $613 million.   The  charge

consisted  of  employee  separation costs of  $161  million,  asset impairments  of  $322 million, impairments of  intangibles  of  $52 million, and other exit costs of $78 million.  Employee separations will  occur  primarily  in manufacturing and operations  facilities affected by the plan.  The decision to exit certain facilities  and businesses  decreased  expected future cash  flows  triggering  the

asset  impairment.   The amount of impairment of  such  assets  was

calculated using discounted cash flows or appraisals.

  The status of the remaining accruals is summarized as follows:



                                                1999
                                        Beginning              Cash
Remaining
(Dollars   in   Millions)                   Accrual         Outlays
Accrual


Restructuring charges:

Employee separations            $  158           8          150
Other exit costs                    78           9           69
                                $  236          17          219




    The   $161  million  for  employee  separations  reflects   the

termination of approximately 5,100 employees of which 750 have been separated as of April 4, 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales for the first quarter  of  1999  were  $6.64 billion,  an  increase of 14.8% over 1998 first  quarter  sales  of

$5.78  billion.   The  effect of the stronger  dollar  relative  to

foreign currencies decreased first quarter sales by .6%.  The sales increase  of  15.4%  due to operations included  a  positive  price change effect of 1.0%.

   Consolidated  net earnings for the first quarter  of  1999  were

$1.13  billion, compared with $1.01 billion for the same  period  a year  ago, an increase of 11.7%.  Worldwide basic net earnings  per share  for  the period were $.84, compared with $.75 for  the  same

period  in  1999,  an  increase of 12.0%.   Worldwide  diluted  net

earnings per share for the period were $.82, compared with $.73 for the same period in 1998, an increase of 12.3%.

   Domestic  sales  for the first three months of 1999  were  $3.66 billion,  an  increase of 18.2% over 1998 domestic sales  of  $3.10 billion  for  the same period.  Sales by international subsidiaries were  $2.98  billion  for the first quarter of 1999  compared  with

$2.69 billion for the same period a year ago, an increase of 10.9%.

Excluding   the  impact  of  the  higher  value  of   the   dollar,

international sales increased by 12.2% for the quarter.

   Worldwide Consumer segment sales for the first quarter  of  1999 were  $1.73 billion, an increase of 5.4% versus the same  period  a year  ago.  Domestic sales were up 10.4% while international  sales gains  in local currency of 5.0% were almost entirely offset  by  a negative  currency  impact of 4.7%.  Consumer  sales  were  led  by continued  strength in the skin care franchise, which includes  the

NEUTROGENA, RoC and CLEAN & CLEAR product lines, as well as  strong performances from TYLENOL Arthritis, TYLENOL PM, and TYLENOL COLD.


                              - 15 -
   During the quarter, the Company launched its NEUTROGENA line  of cosmetics.  NEUTROGENA Cosmetics combine beauty and skin  benefits.

In  addition, the Company launched BENECOL in the United Kingdom in both  a margarine spread and a cream-cheese style product.  BENECOL contains the dietary ingredient stanol ester, which is patented for use in reducing cholesterol.  The Company has a licensing agreement with Raisio Group of Finland for the worldwide marketing rights (ex-

Finland) to BENECOL.

   The Company also completed the acquisition of the dermatological skin care business of S.C. Johnson & Son, Inc., which includes  the

AVEENO  brand  specialty  soaps, bath, anti-itch  and  moisturizing cream and lotion products.


   Worldwide pharmaceutical sales of $2.48 billion for the  quarter increased  18.4%  over  the same period in  1998,  including  23.3%

growth  in  domestic sales.  International sales  increased  12.1%.

Sales  gains in local currency of 13.0% were modestly offset  by  a negative  currency impact of .9%  This growth reflects  the  strong performance of PROCRIT, for the treatment of anemia; RISPERDAL,  an

antipsychotic  medication;  DURAGESIC,  a  transdermal  patch   for

chronic   pain;  LEVAQUIN,  an  anti-infective,  and   ULTRAM,   an

analgesic.   During the quarter, the company received European  and

Canadian approval for REGRANEX, the first biologic treatment proven

to  increase the incidence of healing in diabetic foot ulcers.   In

the  United States, the Company received FDA approval for  SPORANOX

Injection, an intravenous treatment for several difficult to treat,

potentially life-threatening fungal infections.

   Also in the quarter, an approvable letter was received from  the

FDA   for  ACIPHEX  (rabeprazole),  a  proton  pump  inhibitor  for

gastroesophageal  reflux  disease  (GERD),  GERD  maintenance   and

duodenal  and  gastric ulcers.  Eisai and Janssen Pharmaceutica,  a wholly-owned subsidiary of Johnson & Johnson, have entered  into  a co-promotion  alliance  to market rabeprazole  worldwide  with  the exception of Japan and certain other territories.


                              - 16 -

   Worldwide  sales  of  $2.43 billion in the Professional  segment represented  an increase of 18.6% over the first quarter  of  1998.

In local currency, worldwide sales increased 18.1% before adjusting for a .5% positive currency impact.  The 1998 acquisition of DePuy,

Inc.,  a leading orthopaedic products manufacturer, contributed  to the  strong sales growth in the Professional segment.  In addition,

strong   performance   was   achieved  by  Ethicon   Endo-Surgery's

laparoscopy  and wound closure products; LifeScan's  blood  glucose monitoring systems, and Ethicon's Mitek suture anchors and Gynecare women's health products.

   During the quarter, the Company received FDA approval to  market the Lumbar I/F Cage with VSP Spine System, an implant used to treat degenerative disc disease by facilitating interbody fusion  of  the

lumbar  spine.   The I/F Cage represents a significant  improvement

over  current  technology  and  is hailed  by  the  surgical  spine community  as truly innovative.  In addition to providing  anterior column  support with secure posterior fixation, it  uses  a  unique carbon fiber reinforced polymer material, the first of its kind  to be  used  in  a  device  approved  in  the  United  States  for  an orthopaedic application.

   Average  shares of common stock outstanding in the  first  three months  of 1999 were 1,344.9 million, compared with 1,345.3 million for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

   Cash  and  current  marketable securities increased  $7  million during the first three months of 1999 to $2,585 million at April 4,

1999.   Total  borrowings decreased $181 million during  the  first three months of 1999 to $3,835 million.  Net debt (debt net of cash and current marketable securities) as of April 4, 1999 was 8.1%  of net  capital (shareowners' equity and net debt) compared with  9.6%

at  the end of 1998.  Total debt represented 21.2% of total capital

(shareowners' equity and total borrowings) at quarter end  compared with 22.8% at the end of 1998.


                              - 17 -
   Additions to property, plant and equipment were $298 million for the  first three months of 1999, compared with $215 million for the same period in 1998.

   On  April  22,  1999, the Board of Directors  approved  a  12.0%

increase in the quarterly dividend rate from 25 cents per share  to

28  cents  per share. The dividend is payable on June  8,  1999  to shareowners of record as of May 18, 1999.



YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

   The  "Year  2000" issue relates to potential problems  resulting from  a  practice of computer programmers.  For some time, calendar years  have  frequently been represented in  computer  programs  by

their  last two digits. Thus, "1998" would be rendered  "98".   The

logic  of the programs frequently assumes that the first two digits of  a  year given in this format are "19". It is unclear what would happen  with respect to such computer programs upon the  change  in calendar  year  from  1999 to 2000.  The program  or  device  might interpret "00" as "2000", "1900", an error or some other input.  In such  a  case,  the  computer program  or  device  might  cease  to function, function improperly, provide an erroneous result  or  act in some unpredictable manner.

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




                              - 18 -
   The Company is also in the process of reviewing and remediating,

where   necessary,  its  other  automated  systems.   The   Company

estimates  that  it  will complete assessment  and  remediation  of substantially all such other automated systems by the  end  of  the second quarter of 1999.

   The Company has a plan for assessment and testing of all of  its products  and  has made substantial progress toward  completion  of

such   assessment  and  testing.  The  Company  has   substantially

completed  this plan and full completion is expected by  the  third quarter of 1999.

  The Company has engaged additional outside consultants to examine

selected  critical  areas in certain of its major  franchises.   In

addition,  the Company has contracted with independent third  party consultants  to  conduct  audits of  critical  sites  worldwide  to evaluate  our programs, processes and progress and to identify  any remaining areas of effort required to achieve compliance.

   The  total costs of addressing the Company's Year 2000 readiness issues  are not expected to be material to the Company's  financial condition  or  results  of  operations.  Since  initiation  of  its program  in  1996,  the  Company estimates  that  it  has  expensed approximately $144 million, on a worldwide basis, in  internal  and external  costs  on  a  pre-tax basis  to  address  its  Year  2000

readiness  issues.   These expenditures include information  system

replacement  and embedded technology upgrade costs of $82  million,

supplier and customer compliance costs of $13 million and all other costs  of  $49 million.  The Company currently estimates  that  the

total  of  such  costs  for  addressing  its  internal  Year   2000

readiness,  on a worldwide basis, will approximate $200 million  in the  aggregate on a pre-tax basis.  These costs are being  expensed as  they  are incurred and are being funded through operating  cash

flows.   No projects material to the financial condition or results of  operations of the Company have been deferred or  delayed  as  a result of this project.

   The ability of the Company to implement and effect its Year 2000 readiness  program  and the related costs  or  the  costs  of  non-

implementation, cannot be accurately determined at this time.   The

Company's automated systems (both information technology  and  non-

information systems) are generally complex but are decentralized.



                              - 19 -

Although  a  failure  to complete remediation  of  one  system  may adversely  affect  other systems, the Company  does  not  currently believe  that such effects are likely.  If, however, a  significant number of such failures should occur, some of such systems might be rendered  inoperable and would require manual  back-up  methods  or other alternatives, where available.  In such a case, the speed  of

processing  business  transactions,  manufacturing  and   otherwise

conducting  business  would likely decrease significantly  and  the cost of such activities would increase, if they could be carried on at all.  That could have a material adverse effect on the financial condition and results of operations of the business.


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

This analysis of potential exposures includes both the domestic and international operations of the Company.



                              - 20 -

   The Company believes that its most reasonably likely "worst case scenario"  would occur if a significant number of its key suppliers or customers were not fully Year 2000 functional, in which case the

Company  estimates  that  up  to a 10 business  day  disruption  in

business  operations  could  occur.   In  order  to  address   this

situation, the Company is formulating contingency plans intended to deal with the impact on the Company of Year 2000 problems that  may be  experienced  by  such critical suppliers and  major  customers.

With  respect to critical suppliers, these plans may include, among others,  arranging availability of substitute sources of utilities,

closely  managing appropriate levels of inventory  and  identifying alternate sources of supply of raw materials.  The Company is  also alerting customers to their need to address these problems, but the

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

  The descriptions of Year 2000 issues set forth in this section is subject  to  the qualifications set forth herein under the  heading

"Cautionary Factors that May Affect Future Results".






                              - 21 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

    This  Form  10-Q  contains  "forward-looking  statements"  that anticipate results based on management's plans that are subject  to uncertainty.  Forward-looking statements do not relate strictly  to historical  or current facts and maybe identified by their  use  of words  like "plans," "expects," "will," "anticipates," "estimates,"

and  other words of similar meaning.  These statements may address,

among  other  things,  the Company's strategy for  growth,  product development,  regulatory approvals, market position,  expenditures,

financial results and the effect of Year 2000 readiness issues.

   Forward-looking statements are based on current expectations  of

future  events.   The Company cannot guarantee  that  any  forward-

looking  statement will be accurate, although the Company  believes that  it  has  been reasonable in its expectations and assumptions.

Investors  should  realize  that if  underlying  assumptions  prove inaccurate  or  that  unknown  risks or uncertainties  materialize,

actual  results could differ materially from our projections.   The

Company   assumes  no  obligation  to  update  any  forward-looking

statements  as  a  result of new information or  future  events  or developments.

   The  Company's  Annual Report on Form 10-K for the  fiscal  year ended  January 3, 1999 contains, in Exhibit 99(b), a discussion  of various  factors  that could cause actual results  to  differ  from

expectations.   That Exhibit from the Form 10-K is incorporated  in

this  filing  by  reference.  The Company notes  these  factors  as permitted by the Private Securities Litigation Reform Act of  1995.

Investors are cautioned not to place undue reliance on any forward-

looking  statements.  Investors also should understand that  it  is not possible to predict or identify all such factors and should not consider  this  list to be a complete statement  of  all  potential risks and uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There  has  been no material change in the Company's assessment  of its sensitivity to market risk since its presentation set forth  in

Item  7A,  "Quantitative and Qualitative Disclosures  About  Market

Risk," in its Annual Report on Form 10-K for the fiscal year  ended

January 3, 1999.





Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

            The information called for by this item is incorporated herein by reference to Note 9 in the "Notes to Consolidated Financial Statements" included in Part I of this Report on Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three month period ended April 4, 1999.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 14, 1999           By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                (Vice President, Finance)






Date:  May 14, 1999           By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                (Corporate Controller)