Form 10-K/A
period 1999-01-03
JOHNSON & JOHNSON
filed 1999-06-29
CIK 200406

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Parts I and II: Portions of registrant's annual report to shareowners for fiscal year 1998.

                  Part III: Portions of registrant's proxy statement for its 1999 annual meeting of shareowners.

                                   SIGNATURES

        Pursuant to the requirements of Section l3 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 22, 1999                   JOHNSON & JOHNSON
                                      (Registrant)


                                By    /s/ R. S. Larsen
                                   ---------------------------------------------
                                   R. S. Larsen, Chairman, Board of Directors
                                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                                  Date
        ---------                       -----                                  ----
  /s/  R. S. Larsen          Chairman, Board of Directors and
--------------------------   Chief Executive Officer, and Director
       R. S. Larsen          (Principal Executive Officer)                 June 22, 1999


  /s/  R. J. Darretta        Vice President-Finance
--------------------------   (Principal Financial Officer)                 June 22, 1999
       R. J. Darretta

  /s/  C. E. Lockett         Controller                                    June 23, 1999
--------------------------
       C. E. Lockett


  /s/  G. N. Burrow          Director                                      June 22, 1999
--------------------------
       G. N. Burrow


  /s/  J. G. Cooney          Director                                      June 22, 1999
--------------------------
       J. G. Cooney


  /s/  J. G. Cullen          Director                                      June 28, 1999
--------------------------
       J. G. Cullen

                             Director                                      June   , 1999
--------------------------
       M. J. Folkman

        Signature                       Title                                  Date
        ---------                       -----                                  ----
                             Director                                      June   , 1999
--------------------------
       A. D. Jordan


  /s/  A. G. Langbo          Director                                      June 21, 1999
--------------------------
       A. G. Langbo


  /s/  J. S. Mayo            Director                                      June 22, 1999
--------------------------
       J. S. Mayo


  /s/  P. J. Rizzo           Director                                      June 23, 1999
--------------------------
       P. J. Rizzo


  /s/  H. B. Schacht         Director                                      June 21, 1999
--------------------------
       H. B. Schacht


  /s/  M. F. Singer          Director                                      June 21, 1999
--------------------------
       M. F. Singer


  /s/  J. W. Snow            Director                                      June 21, 1999
--------------------------
       J. W. Snow


  /s/  R. N. Wilson          Vice Chairman,                                June 22, 1999
--------------------------   Board of Directors and Director
       R. N. Wilson

                                  EXHIBIT INDEX

  Reg. S-K
Exhibit Table                               Description
  Item No.                                  of Exhibit
-------------                               -----------
3(a)(i)                 Restated Certificate of Incorporation dated April 26,
                        1990- Incorporated herein by reference to Exhibit 3(a)
                        of the Registrant's Form 10-K Annual Report for the year
                        ended December 30, 1990.

3(a)(ii)                Certificate of Amendment to the Restated Certificate of
                        Incorporation of the Company dated May 20, 1992
                        --Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

3(a)(iii)               Certificate of Amendment to the Restated Certificate of
                        Incorporation of the Company dated May 21, 1996
                        --Incorporated herein by reference to Exhibit 3(a)(iii)
                        of the Registrant's Form 10-K Annual Report for the year
                        ended December 29, 1996.

3(b) By-Laws of the Company, as amended and in effect on January 3, 1999 - Incorporated herein by reference to
                        Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the year ended December 28, 1997.

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

10(i) Executive Income Deferral Plan - Incorporated herein by reference to Exhibit 10(i) of the Registrant's
                        Form 10-K Annual Report for the year ended December
                        28, 1997.*

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

12                      -- Statement of Computation of Ratio of Earnings to
                        Fixed Charges -- (1).

13                      -- Pages 24-46 of the Company's Annual Report to
                        Shareowners for fiscal year 1998 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") - (1).

21                      -- Subsidiaries -- (1).

23                      -- Consent of Independent Auditors - (1).

27                      -- Financial Data Schedule for Year Ended January 3,
                        1999 - (1).

99(a)(i)                -- Form 11-K for the Johnson & Johnson Savings Plan
                        -- Filed with this document.

99(a)(ii)               -- Form 11-K for the Johnson & Johnson Retirement
                        Savings Plan -- Filed with this document.

99(a)(iii)              -- Form 11-K for the Johnson & Johnson Savings Plan
                        for Union Represented Employees -- Filed with this
                        document.

99(b)                   -- Cautionary Statement pursuant to Private
                        Securities Litigation Reform Act of 1995: "Safe
                        Harbor" for Forward-Looking Statements -- (1).


(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 1999.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                  A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired Exhibit(s) to the Secretary at the principal executive offices of the Company.