Form 10-Q
period 1999-07-04
JOHNSON & JOHNSON
filed 1999-08-13
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 4, 1999

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

-----------------------------------------------------------------

                 Commission file number 1-3215


                         JOHNSON & JOHNSON
     (Exact name of registrant as specified in its charter)


                       NEW JERSEY                     22-1024240
     (State or other jurisdiction of        (I.R.S. Employer
                     incorporation        or        organization)
Identification No.)

       One Johnson & Johnson Plaza                         08933
        New Brunswick, New Jersey                   (Zip code)
   (Address of principal executive offices)


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

      On  July  30,  1999, 1,344,444,809 shares of Common  Stock,
$1.00 par value, were outstanding.

                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS


Part          I          -          Financial         Information
Page No.

Item 1. Financial Statements


    Consolidated Balance Sheet -
      July 4, 1999 and January 3, 1999                      3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended July 4, 1999 and
      June 28, 1998                                         5


    Consolidated Statement of Earnings for the
      Fiscal Six Months Ended July 4, 1999 and
      June 28, 1998                                         6


    Consolidated Statement of Cash Flows for the
      Fiscal Six Months Ended July 4, 1999 and
      June 28, 1998                                         7


    Notes to Consolidated Financial Statements              8


Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    15


Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                      24


Part II - Other Information


  Item 1 - Legal Proceedings                                24

   Item  4  - Submission of Matters to a Vote of Security Holders
26

  Item 6 - Exhibits and Reports on Form 8-K                 26

  Signatures                                                27

                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS

                                             July 4,      January
3,
                                              1999           1999
Current Assets:

 Cash and cash equivalents             $ 2,024         1,927

 Marketable securities, at cost            811           651

 Accounts receivable, trade, less
  allowances $357 (1998 - $385)          4,173         3,661

 Inventories (Note 3)                    2,968         2,853

 Deferred taxes on income                1,098         1,180

 Prepaid expenses and other
  receivables                            1,077           860

      Total current assets              12,151        11,132

Marketable securities, non-current         409           416

Property, plant and equipment, at cost  10,273        10,024

  Less accumulated depreciation and
    amortization                         4,260         3,784

                                         6,013         6,240

Intangible assets, net (Note 4)          7,335         7,209

Deferred taxes on income                   138           102

Other assets                             1,080         1,112


      Total assets                    $ 27,126        26,211

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                           July 4,        January
3,
                                            1999             1999
Current Liabilities:

    Loans and notes payable         $ 2,566          2,747

    Accounts payable                  1,609          1,861

    Accrued liabilities               2,793          2,920

 Accrued salaries, wages and commissions528            428

    Taxes on income                     390            206

        Total current liabilities     7,886          8,162

Long-term debt                        1,210          1,269

Deferred tax liability                  568            578

Employee related obligations          1,787          1,738

Other liabilities                       931            874

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,863,000 shares and
   1,534,824,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                    (41)           (44)

    Accumulated other comprehensive
   income (Note 7)                     (495)          (328)

    Retained earnings                15,259         13,928

                                                           16,258
15,091
      Less common stock held in treasury,
    at cost (190,595,000 & 190,773,000
     shares)                          1,514          1,501

      Total shareowners' equity      14,744         13,590

      Total liabilities and shareowners'
    equity                          $27,126         26,211

         See Notes to Consolidated Financial Statements

                             - 4 -

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)

                                          Fiscal Quarter Ended
                                 July  4,    Percent    June  28,
Percent
                                  1999    to Sales     1998    to
Sales


Sales to customers (Note 5) $6,854     100.0   5,783      100.0

Cost of products sold        2,086      30.4   1,803       31.2

Gross profit                 4,768      69.6   3,980       68.8

Selling, marketing and
  administrative expenses    2,549      37.2   2,114       36.5

Research expense               574       8.4     532        9.2

Interest income                (51)      (.7)    (64)      (1.1)

Interest expense, net of
  portion capitalized           48        .7      26         .5

Other (income)expense, net      34        .5       1         -

                             3,154      46.1   2,609       45.1

Earnings before provision
  for taxes on income        1,614      23.5   1,371       23.7

Provision for taxes on
  income (Note 2)              459       6.6     366        6.3


NET EARNINGS                $1,155      16.9   1,005       17.4

NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .86               .75
  Diluted                   $  .84               .74

CASH DIVIDENDS PER SHARE    $  .28               .25

AVG. SHARES OUTSTANDING
  Basic                    1,344.8           1,344.8
  Diluted                  1,374.8           1,369.4

         See Notes to Consolidated Financial Statements

                             - 5 -

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)

                                        Fiscal  Six Months  Ended
______
                                 July  4,    Percent    June  28,
Percent
                                  1999    to Sales     1998    to
Sales

Sales to customers (Note 5)$13,492     100.0  11,566      100.0

Cost of products sold        4,124      30.5   3,580       30.9

Gross profit                 9,368      69.5   7,986       69.1

Selling, marketing and
  administrative expenses    4,952      36.7   4,214       36.4

Research expense             1,110       8.2   1,026        8.9

Interest income               (103)      (.7)   (125)      (1.1)

Interest expense, net of
  portion capitalized           97        .7      54         .5

Other (income)expense, net      93        .7      12         .1

                             6,149      45.6   5,181       44.8

Earnings before provision
  for taxes on income        3,219      23.9   2,805       24.3

Provision for taxes on
  income (Note 2)              936       7.0     790        6.9


NET EARNINGS               $ 2,283      16.9   2,015       17.4

NET EARNINGS PER SHARE (Note 6)
  Basic                     $ 1.70              1.50
  Diluted                   $ 1.66              1.47

CASH DIVIDENDS PER SHARE    $  .53               .47

AVG. SHARES OUTSTANDING
  Basic                    1,344.7           1,345.1
  Diluted                  1,373.5           1,372.1

         See Notes to Consolidated Financial Statements

                             - 6 -
                JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                Fiscal Six Months
Ended
                                                     July      4,
June 28,
                                                             1999
1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $2,283       2,015
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 724         613
   Increase in accounts receivable, trade,
      less allowances                        (721)        (236)
   Increase in inventories                   (251)        (240)
   Changes in other assets and liabilities     347          50

   NET CASH FLOWS FROM OPERATING ACTIVITIES  2,382       2,202

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(612)        (527)
   Proceeds from the disposal of assets          5          11
   Acquisition of businesses, net of cash
     acquired                                (188)         (78)
   Other, principally marketable securities      (227)   (125)

   NET CASH USED BY INVESTING ACTIVITIES   (1,022)        (719)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (713)        (632)
   Repurchase of common stock                (402)        (506)
   Proceeds from short-term debt             6,071        159
   Retirement of short-term debt           (6,149)        (163)
   Proceeds from long-term debt                  4           -
   Retirement of long-term debt              (140)        (139)
   Proceeds from the exercise of stock
     options                                   139         171

   NET CASH USED BY FINANCING
     ACTIVITIES                            (1,190)      (1,110)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (73)         (12)

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS 97         361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,927     2,753

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 2,024       3,114


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



NOTE 2 - INCOME TAXES

The  effective income tax rates for the first half  of  1999  and

1998  are 29.1% and 28.2%, respectively, as compared to the  U.S.

federal statutory rate of 35%.  The difference from the statutory rate  is  primarily the result of domestic subsidiaries operating in  Puerto Rico under a grant for tax relief expiring on December

31,  2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010.


NOTE 3 - INVENTORIES

(Dollars  in  Millions)                 July 4, 1999     Jan.  3,
1999

Raw materials and supplies         $   836           770
Goods in process                       462           489
Finished goods                       1,670         1,594
                                   $ 2,968         2,853









                              - 8 -



NOTE 4 - INTANGIBLE ASSETS

(Dollars  in Millions)                 July 4, 1999   January  3,
1999

Intangible assets                  $ 8,285         8,042
Less accumulated amortization          950           833
                                   $ 7,335         7,209


The  excess  of  the cost over the fair value of  net  assets  of purchased businesses is recorded as goodwill and is amortized  on a straight-line basis over periods of up to 40 years.

The  cost  of  other  acquired  intangibles  is  amortized  on  a straight-line basis over their estimated useful lives.


NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                               Percent                    Percent
                 1999    1998 Increase      1999   1998  Increase
                               (Decrease)                (Decrease)
Consumer
  Domestic    $   873     753   15.9       1,801  1,593   13.1
  International   814     818    (.5)      1,615  1,616    (.1)
                1,687   1,571    7.4%      3,416  3,209    6.5%

Pharmaceutical
  Domestic      1,617   1,178   37.3       3,057  2,347   30.3
  International 1,095     984   11.3       2,131  1,908   11.7
                2,712   2,162   25.4%      5,188  4,255   21.9%

Professional
  Domestic      1,315   1,071   22.8       2,604  2,157   20.7
  International 1,140     979   16.4       2,284  1,945   17.4
                2,455   2,050   19.8%      4,888  4,102   19.2%

Domestic        3,805   3,002   26.7       7,462  6,097   22.4
International   3,049   2,781    9.6       6,030  5,469   10.3
  Worldwide    $6,854   5,783   18.5%     13,492 11,566   16.7%







                              - 9 -
NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                      Second Quarter                Six Months
                               Percent
                              Increase                    Percent
                  1999  1998(Decrease)       1999  1998  Increase

Consumer           156   179    (12.8)        380    375    1.3
Pharmaceutical   1,079   931     15.9       2,046  1,756   16.5
Professional       430   321     34.0         883    752   17.4
  Segments total 1,665 1,431     16.4       3,309  2,883   14.8
Expenses not allocated
  to segments      (51)  (60)                 (90)  (78)

  Worldwide total$1,6141,371     17.7       3,219  2,805   14.8


SALES BY GEOGRAPHIC AREA

                      Second Quarter                Six Months
                              Percent                    Percent
                             Increase/                    Increase/
                  1999  1998(Decrease)       1999  1998  (Decrease)

U.S.            $3,805 3,002     26.7       7,462  6,097   22.4
Europe           1,695 1,586      6.9       3,429  3,125    9.7
Western Hemisphere
  excluding U.S.   503   533     (5.6)        981  1,040   (5.7)
Asia-Pacific,
  Africa           851   662     28.5       1,620  1,304   24.2

  Worldwide     $6,854 5,783     18.5%     13,492 11,566   16.7%

NOTE 6 - EARNINGS PER SHARE
   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the six months ended July 4, 1999 and June 28, 1998:
                                    Fiscal           Fiscal
                                  Quarter  Ended              Six
Months Ended
                              July 4, June 28,  July 4,  June 28,
                                 1999              1998      1999
1998

Basic net earnings per share$    .86     .75      1.70     1.50
Average shares outstanding
  - basic                   1,344.8  1,344.8   1,344.7  1,345.1
Potential shares exercisable
  under stock option plans     69.9     68.0      69.9     70.6

Less: shares which could be
  repurchased under treasury
  stock method                (39.9)   (43.4)    (41.1)   (43.6)
Adjusted averages shares
  outstanding - diluted     1,374.8  1,369.4   1,373.5  1,372.1
Diluted earnings per share $    .84      .74      1.66     1.47


                             - 10 -

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

   During  1998,  the  Company  adopted  Statement  of  Financial

Accounting  Standards  No. 130 "Reporting  Comprehensive  Income"

("SFAS  130").  SFAS 130 establishes standards for reporting  and display  of  an  alternative income statement and its  components

(revenue,  expenses, gains and losses) in a full set  of  general purpose financial statements.  The total comprehensive income for the  six  months  ended July 4, 1999 is $2,134 million,  compared

with  $1,903  million  for the same period  a  year  ago.   Total

comprehensive  income  includes  net  earnings,  net   unrealized

currency gains and losses on translation and net unrealized gains and losses on available for sale securities.



NOTE 8 - ACQUISITIONS

During  the  first quarter, the Company completed the acquisition of  the dermatological skin care business of S.C. Johnson &  Son,

Inc.   The  S.C. Johnson dermatological business is  composed  of specialty brands marketed in the U.S., Canada and Western Europe.

The  primary brand involved in the transaction, AVEENO, is a line of  skin care products including specialty soaps, bath, and anti-

itch treatments.

   Pro  forma  results  of  the acquisition,  assuming  that  the transaction  was  consummated  at  the  beginning  of  each  year presented,  would  not be materially different from  the  results reported.



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard, as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                             - 11 -
NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT (Continued)

   SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset by changes in the fair value of the hedged item. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.
   The Company will adopt SFAS 133 in the first quarter of 2001 and does not expect it to have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES

   In 1998,the Company approved a plan to reconfigure its global network of manufacturing and operating facilities with the objective of enhancing operating efficiencies. It is expected that the plan will be completed over the next twelve months. Among the initiatives supporting this plan were the closure of inefficient manufacturing facilities, exiting certain businesses which were not providing an acceptable return and related employee separations.





                            -12-
NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES (Continued)

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

  The status of the remaining accruals is summarized as follows:


                                      Fiscal Six Months Ended
                                            July 4, 1999
                                 Beginning    Cash     Remaining
(Dollars  in Millions)                         Accrual    Outlays
Accrual

Restructuring charges:

Employee Separations          $    158        22         136

Other exit costs                    78        14          64

                              $    236        36         200

    The  $161  million  for  employee  separations  reflects  the termination  of approximately 5,100 employees of which  800  have been separated as of July 4, 1999.



NOTE 11 - PENDING LEGAL PROCEEDINGS

   The  information called for by this footnote  is  incorporated herein  by reference to Item 1 ("Legal Proceedings") included  in

Part II of this Report on Form 10-Q.





                             - 13 -
NOTE 12 - SUBSEQUENT EVENT



  On July 21, 1999 Johnson & Johnson and Centocor, Inc. announced that  they  have entered into a definitive agreement under  which

Johnson  &  Johnson will merge with Centocor in a stock-for-stock

exchange.   The  transaction has a total  equity  value  of  $4.9

billion,  based  upon Centocor's approximately 83  million  fully diluted shares outstanding net of cash acquired.

  Centocor is a leading biopharmaceutical company that creates,

acquires and markets cost-effective therapies that yield long term benefits for patients and the health care community.  Its products, developed primarily through monoclonal antibody

technology, help physicians  deliver  innovative treatments to improve human health and restore patients' quality of life.

  The Board of Directors of both Johnson & Johnson and Centocor have given approval to the merger, which is subject to various conditions including: (i) receipt of the approval of the Merger

Agreement by Centocor shareholders; (ii) termination or

expiration of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) receipt of opinions as to the tax and accounting treatment of certain aspects of the Merger; and (iv) satisfaction of certain other conditions.










                             - 14 -
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first six months of 1999 were $13.49 billion, which exceeded sales of $11.57 billion for the first six months  of  1998  by  16.7%.  The strength  of  the  U.S.  dollar relative to the foreign currencies decreased sales for the  first six  months of 1999 by 1.3%. Excluding the effect of the stronger

U.S. dollar relative to foreign currencies, sales increased 18.0%

on  an  operational  basis  for the first  six  months  of  1999.

Consolidated net earnings for the first six months of  1999  were

$2.28  billion, compared with net earnings of $2.02  billion  for the  first six months of 1998.  Worldwide basic net earnings  per share for the first six months of 1999 were $1.70, compared  with

$1.50  for  the  same  period  in 1998,  an  increase  of  13.3%.

Worldwide diluted net earnings per share for the first six months of  1999  were $1.66, compared with $1.47 for the same period  in

1998, an increase of 12.9%

   Consolidated sales for the second quarter of 1999  were  $6.85 billion,  an increase of 18.5% over 1998 second quarter sales  of

$5.78  billion.  The effect of the stronger U.S. dollar  relative to  foreign  currencies decreased second quarter sales  by  2.1%.

Consolidated  net earnings for the second quarter  of  1999  were

$1.16 billion, compared with $1.01 billion for the same period  a year ago, an increase of 14.9%. Worldwide basic net earnings  per share for the second quarter of 1999 rose 14.7% to $.86, compared with $.75 in the 1998 period.  Worldwide diluted net earnings per share for the second quarter of 1999 rose 13.5% to $.84, compared with $.74 in 1998.

   Domestic  sales  for the first six months of 1999  were  $7.46 billion,  an increase of 22.4% over 1998 domestic sales of  $6.10 billion  for  the same period a year ago.  Sales by international subsidiaries were $6.03 billion for the first six months of  1999 compared  with $5.47 billion for the same period a year  ago,  an increase of 10.3%.  Excluding the impact of the stronger value of the dollar, international sales increased by 13.2%.

                             - 15 -

  Worldwide Consumer segment sales for the second quarter of 1999 were $1.69 billion, an increase of 7.4% versus the same period  a year ago.  Domestic sales were up 15.9% while international sales gains  in  local  currency of 6.5% were more  than  offset  by  a negative  currency impact of 7.0%.  Consumer sales  were  led  by continued strength in the skin care franchise, which includes the

NEUTROGENA,  RoC  and CLEAN & CLEAR product  lines,  as  well  as strong performance from McNeil Consumer Healthcare, which markets the  TYLENOL family of products, BENECOL and NIZORAL A-D  product lines.

   During the quarter, the Company launched BENECOL in the United

States  in both a regular and low fat margarine spread.   BENECOL

contains  the dietary ingredient stanol ester, which is  patented for  use  in  reducing cholesterol.  The Company has a  licensing

agreement   with  Raisio  Group  of  Finland  for  the  worldwide

marketing rights (ex-Finland) to BENECOL.

   In addition, the Company launched over-the-counter NIZORAL A-D

(ketoconazole  1%)  shampoo,  the first  non-prescription,  anti-

fungal  dandruff  shampoo  specifically  formulated  to  treat  a leading cause of dandruff.

  Worldwide pharmaceutical sales of $2.71 billion for the quarter increased  25.4%  over the same period in 1998,  including  37.3%

growth  in domestic sales.  International sales increased  11.3%.

Sales  gains in local currency of 15.3% were offset by a negative

currency  impact  of  4.0%.   This  growth  reflects  the  strong

performance  of PROCRIT, for the treatment of anemia;  RISPERDAL,

an  antipsychotic medication;  DURAGESIC, a transdermal patch for chronic  pain; LEVAQUIN; an anti-infective, ULTRAM, an analgesic,

and  the  oral  contraceptive  line  of  products.   The  Company

received  FDA  approval for two new lower doses of  RISPERDAL  --

the  most  widely prescribed antipsychotic in the United  States.

The  0.25 and 0.5mg  RISPERDAL tablets will make it possible  for

physicians   to  better  customize their care  of  patients  with

psychosis that require antipsychotics.


                             - 16 -
   Worldwide  sales of $2.46 billion in the Professional  segment represented an increase of 19.8% over the second quarter of 1998.

In   local  currency,  worldwide  sales  increased  21.0%  before

adjusting  for  a  negative  1.2%  currency  impact.   The   1998

acquisition  of  DePuy  Inc.,  a  leading  orthopaedic   products

manufacturer,  contributed  to the strong  sales  growth  in  the

Professional segment.  In addition, strong sales  performance was achieved by Ethicon Endo-Surgery's laparoscopy and wound  closure products;  Lifescan's blood glucose monitoring systems; Ethicon's

Mitek  suture  anchors;  Gynecare  women's  health  products  and

Vistakon's disposable contact lens product.

   During  the quarter, the Company launched ACUVUE 2, a new  and improved  disposable contact lens that has substantially improved handleability, while maintaining the visual acuity,  comfort  and

other  features  of  the original ACUVUE product.   Also  in  the

quarter, the Company received FDA approval to market its new MINI

Crown Stent specifically engineered for smaller coronary vessels.

The  MINI Crown Stent has been carefully designed  to offer  easy deliverability  in  patients  with  small,  tight  lesions  while minimizing  the risks of edge dissection and stent  embolization.

The  product has been very well received in the marketplace.   In

addition,  FDA  approval  was  received  to  market  the   PALMAZ

CORINTHIAN  Transhepatic Biliary Stent and  Delivery  System  for

biliary obstructions.

   Average basic shares of common stock outstanding in the  first half  of 1999 were 1,344.7 million, compared with 1,345.1 million for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $257 million during the first six months of 1999 to $2,835 million at July  4,

1999.   Total borrowings decreased $240 million during the  first

six months of 1999 to $3,776 million.  Net debt (debt net of cash and current marketable securities) as of July 4, 1999 was 6.0% of net capital (shareowners' equity and net debt) compared with 9.6%

at  the  end  of  1998.  Total debt represented  20.4%  of  total capital (shareowners' equity and total borrowings) at quarter end compared with 22.8% at the end of 1998.

   Additions  to property, plant and equipment were $612  million for  the first six months of 1999, compared with $527 million for the same period in 1998.

   On  July  19, 1999, the Board of Directors approved a  regular quarterly  dividend  rate  of  28 cents  per  share,  payable  on

September 7, 1999 to shareowners of record as of August 17, 1999.



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

Directors.  The Company has completed its review of its  critical automated  information  systems and the  remediation  phase  with respect to such critical systems is substantially complete.  Full completion is expected during the fourth quarter of 1999.

    The  Company  is  also  in  the  process  of  reviewing   and

remediating,  where necessary, its other automated systems.   The

Company   has   substantially  completed   the   assessment   and

remediation  of  all  such  other  automated  systems  and   full

completion is expected during the fourth quarter of 1999.

  The Company has a plan for assessment and testing of all of its products  and has made substantial progress toward completion  of such  assessment  and  testing.  The  Company  has  substantially completed  this plan and full completion is expected  during  the third quarter of 1999.

   The  Company  has  engaged additional outside  consultants  to

examine   selected  critical  areas  in  certain  of   it   major

franchises.   In  addition,  the  Company  has  contracted   with

independent third party consultants to conduct audits of critical sites  worldwide to evaluate our programs, processes and progress and to identify any remaining areas of effort required to achieve compliance.

  The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition  or  results of operations.  Since  initiation  of  its program  in  1996,  the Company estimates that  is  has  expensed approximately $165 million, on a worldwide basis, in internal and external  costs  on  a  pre-tax basis to address  its  Year  2000 readiness issues.

   These expenditures include information system replacement and embedded technology upgrade costs of $94 million, supplier and customer compliance costs of $14 million and all other costs of

 $57 million. The Company currently estimates that the total of such costs for addressing its internal Year 2000 readiness, on a worldwide basis, will approximate

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

The  Company has highly integrated relationships with certain  of

its   suppliers  and  customers.   These  include  among  others:

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

The  Company has established a program to contact major customers

to  assess their readiness to deal with Year 2000 issues.   If  a

significant  number  of  such suppliers  and  customers  were  to experience business disruptions as a result of their of  lack  of

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

   Notwithstanding the foregoing, the Company has  no  reason  to believe  that its exposure to the risks of supplier and  customer

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

                             - 22 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  Forward-looking statements are based on current expectations of future  events.  The Company cannot guarantee that  any  forward-

looking statement will be accurate, although the Company believes that  is has been reasonable in its expectations and assumptions.

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

1995.  Investors are cautioned not to place undue reliance on any forward-looking  statements.  Investors  also  should  understand that  it  is not possible to predict or identify all such factors and  should not consider this list to be a complete statement  of all potential risks and uncertainties.


                             - 23 -
Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
The  Company is involved in numerous product liability  cases  in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
    The Company, along with numerous other pharmaceutical manufacturers and distributors, is a defendant in large number of individual and class actions brought by retail pharmacies in state and federal courts under the antitrust laws. These cases assert price discrimination and price-fixing violations resulting from an alleged industry-wide agreement to deny retail pharmacists price discounts on sales of brand name prescription drugs. The Company believes the claims against the Company in these actions are without merit and is defending them vigorously.
  The Company, together with another contact lens manufacturer, a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple State Attorneys General on behalf of consumers
alleging violations of federal and state antitrust laws.   These
cases assert that enforcement of the Company's long-standing policy of selling contact lenses only to licensed eye care professionals is a result of an unlawful conspiracy to eliminate alternative distribution channels from the disposable contact lens market. The Company believes that these actions are without merit and is defending them vigorously.

                             - 24 -
    The  Company's  Ortho  Biotech  subsidiary  is  party  to  an

arbitration  proceeding  filed  against  it  by  Amgen,   Ortho's

licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to  terminate  Ortho's  U.S.  license  rights  based  on  alleged deliberate  EPO  sales  by Ortho during  the  early  1990's  into

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

   The  Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.

   The  Company  believes that the above proceedings,  except  as noted  above,  would not have a material adverse  effect  on  its results of operations, cash flows or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

             (a)                                  The
           annual meeting of the shareowners of the Company was held on April 22, 1999.

    (b) The shareowners elected all the Company's nominees for director, and approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 1999.

           1. Election of Directors:
                                        For            Withheld
              G. N. Burrow          1,140,450,351     5,156,211
              J. G. Cooney          1,140,132,717     5,473,845
              J. G. Cullen          1,140,558,100     5,048,462
              M. J. Folkman         1,140,348,833     5,257,729
              A. D. Jordan          1,140,172,940     5,433,622
              A. G. Langbo          1,140,474,624     5,131,938
              R. S. Larsen          1,140,804,183     4,802,379
              J. S. Mayo            1,140,352,040     5,254,522
              P. J. Rizzo           1,139,757,045     5,849,517
              H. B. Schacht         1,140,059,783     5,546,779
              M. F. Singer          1,140,365,792     5,240,770
              J. W. Snow            1,140,372,359     5,234,203
              R. N. Wilson          1,140,853,803     4,752,759

            2.                            Approval of Appointment
          of PricewaterhouseCoopers LLP



                    For         1,139,759,354
                    Against         2,249,213
                    Abstain         3,597,995


Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)  Exhibit 3 - By-Laws, as amended effective
                      April 23, 1999
            (2)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

             The Company did not file any reports on Form 8-K during
            the three month period ended July 4, 1999.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 13, 1999        By     R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  August 13, 1999        By     C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)