Form 10-Q
period 1999-10-03
JOHNSON & JOHNSON
filed 1999-11-16
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 3, 1999

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

      On  October 29, 1999, 1,390,555,974 shares of Common Stock,
$1.00 par value, were outstanding.

                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS


Part          I          -          Financial         Information
Page No.

Item 1. Financial Statements


    Consolidated Balance Sheet -
      October 3, 1999 and January 3, 1999                   3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended October 3, 1999 and
      September 27, 1998                                    5


    Consolidated Statement of Earnings for the
      Fiscal Nine Months Ended October 3, 1999 and
      September 27, 1998                                    6


    Consolidated Statement of Cash Flows for the
      Fiscal Nine Months Ended October 3, 1999 and
      September 27, 1998                                    7


    Notes to Consolidated Financial Statements              8


Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations    16


Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                      25


Part II - Other Information


  Item 1 - Legal Proceedings                                25

  Item 5 - Other Information                                26

  Item 6 - Exhibits and Reports on Form 8-K                 26

  Signatures                                                27

                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS

                                           October 3,     January
3,
                                              1999           1999
Current Assets:

 Cash and cash equivalents             $ 2,617         1,927

 Marketable securities, at cost            976           651

 Accounts receivable, trade, less
  allowances $331 (1998 - $385)          4,187         3,661

 Inventories (Note 3)                    3,091         2,853

 Deferred taxes on income                1,065         1,180

 Prepaid expenses and other
  receivables                              921           860

      Total current assets              12,857        11,132

Marketable securities, non-current         399           416

Property, plant and equipment, at cost  10,754        10,024

  Less accumulated depreciation and
    amortization                         4,543         3,784

                                         6,211         6,240

Intangible assets, net (Note 4)          7,295         7,209

Deferred taxes on income                   289           102

Other assets                             1,057         1,112


      Total assets                    $ 28,108        26,211

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                         October 3,       January
3,
                                            1999             1999
Current Liabilities:

    Loans and notes payable         $ 1,456          2,747

    Accounts payable                  1,576          1,861

    Accrued liabilities               2,701          2,920

 Accrued salaries, wages and commissions621            428

    Taxes on income                     626            206

        Total current liabilities     6,980          8,162

Long-term debt                        1,992          1,269

Deferred tax liability                  594            578

Employee related obligations          1,912          1,738

Other liabilities                     1,246            874

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,865,000 shares and
   1,534,824,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                    (41)           (44)

    Accumulated other comprehensive
   income (Note 7)                     (481)          (328)

    Retained earnings                15,892         13,928

                                                           16,905
15,091
      Less common stock held in treasury,
    at cost (190,631,000 & 190,773,000
     shares)                          1,521          1,501

      Total shareowners' equity      15,384         13,590

      Total liabilities and shareowners'
    equity                          $28,108         26,211

         See Notes to Consolidated Financial Statements

                             - 4 -

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)

                                          Fiscal Quarter Ended
                                  Oct  3,    Percent    Sept  27,
Percent
                                  1999    to Sales     1998    to
Sales


Sales to customers (Note 5) $6,749     100.0   5,724      100.0

Cost of products sold        2,030      30.1   1,758       30.7

Gross profit                 4,719      69.9   3,966       69.3

Selling, marketing and
  administrative expenses    2,564      38.0   2,151       37.6

Research expense               613       9.1     511        8.9

Interest income                (61)      (.9)    (67)      (1.2)

Interest expense, net of
  portion capitalized           42        .6      26         .5

Other (income)expense, net      50        .7      28         .5

                             3,208      47.5   2,649       46.3

Earnings before provision
  for taxes on income        1,511      22.4   1,317       23.0

Provision for taxes on
  income (Note 2)              412       6.1     356        6.2


NET EARNINGS                $1,099      16.3     961       16.8

NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .82               .71
  Diluted                   $  .80               .70

CASH DIVIDENDS PER SHARE    $  .28               .25

AVG. SHARES OUTSTANDING
  Basic                    1,344.5           1,344.9
  Diluted                  1,373.6           1,373.0

         See Notes to Consolidated Financial Statements

                             - 5 -

               JOHNSON & JOHNSON AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF EARNINGS

            (Unaudited; dollars & shares in millions

                   except per share figures)

                                        Fiscal Nine Months  Ended
______
                                  Oct  3,    Percent    Sept  27,
Percent
                                  1999    to Sales     1998    to
Sales

Sales to customers (Note 5)$20,241     100.0  17,290      100.0

Cost of products sold        6,154      30.4   5,338       30.9

Gross profit                14,087      69.6  11,952       69.1

Selling, marketing and
  administrative expenses    7,516      37.1   6,365       36.8

Research expense             1,723       8.5   1,537        8.9

Interest income               (164)      (.8)   (192)      (1.1)

Interest expense, net of
  portion capitalized          139        .7      80         .5

Other (income)expense, net     143        .7      40         .2

                             9,357      46.2   7,830       45.3

Earnings before provision
  for taxes on income        4,730      23.4   4,122       23.8

Provision for taxes on
  income (Note 2)            1,348       6.7   1,146        6.6


NET EARNINGS               $ 3,382      16.7   2,976       17.2

NET EARNINGS PER SHARE (Note 6)
  Basic                     $ 2.52              2.21
  Diluted                   $ 2.46              2.17

CASH DIVIDENDS PER SHARE    $  .81               .72

AVG. SHARES OUTSTANDING
  Basic                    1,344.7           1,345.0
  Diluted                  1,372.8           1,371.4

         See Notes to Consolidated Financial Statements

                             - 6 -
                JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                               Fiscal Nine Months
Ended
                                                      Oct      3,
Sept 27,
                                                             1999
1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $3,382       2,976
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles               1,099         906
   Increase in accounts receivable, trade,
      less allowances                        (641)        (345)
   Increase in inventories                   (321)        (358)
   Changes in other assets and liabilities     850         350

   NET CASH FLOWS FROM OPERATING ACTIVITIES  4,369       3,529

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(1,007)      (848)
   Proceeds from the disposal of assets         18          20
   Acquisition of businesses, net of cash
     acquired                                (228)         (78)
   Other, principally marketable securities      (380)    (96)

   NET CASH USED BY INVESTING ACTIVITIES   (1,597)      (1,002)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                (1,090)        (969)
   Repurchase of common stock                (547)        (653)
   Proceeds from short-term debt             7,253        174
   Retirement of short-term debt           (8,468)        (193)
   Proceeds from long-term debt                776
   Retirement of long-term debt              (145)        (142)
   Proceeds from the exercise of stock
     options                                   183         223

   NET CASH USED BY FINANCING
     ACTIVITIES                            (2,038)      (1,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (44)          22

INCREASE IN CASH AND CASH EQUIVALENTS          690         989

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,927     2,753

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 2,617       3,742


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



NOTE 2 - INCOME TAXES

The effective income tax rates for 1999 and 1998 are as follows:
                                    1999            1998
    First Quarter                   29.7%           29.6%
    First Half                      29.1            28.2
    Nine Months                     28.5            27.8

The  effective income tax rates for the first nine months of 1999 and  1998 are 28.5% and 27.8%, respectively, as compared  to  the

U.S.  federal  statutory rate of 35%.  The  difference  from  the statutory  rate is primarily the result of domestic  subsidiaries operating in Puerto Rico under a grant for tax relief expiring on

December 31, 2007 and the result of subsidiaries manufacturing in

Ireland  under  an incentive tax rate expiring  on  December  21,

2010.


NOTE 3 - INVENTORIES

(Dollars  in  Millions)                 Oct. 3, 1999     Jan.  3,
1999

Raw materials and supplies         $   863           770
Goods in process                       494           489
Finished goods                       1,734         1,594
                                   $ 3,091         2,853



                              - 8 -



NOTE 4 - INTANGIBLE ASSETS

(Dollars  in Millions)                 Oct. 3, 1999   January  3,
1999

Intangible assets                  $ 8,373         8,042
Less accumulated amortization        1,078           833
                                   $ 7,295         7,209


The  excess  of  the cost over the fair value of  net  assets  of purchased businesses is recorded as goodwill and is amortized  on a straight-line basis over periods of up to 40 years.

The  cost  of  other  acquired  intangibles  is  amortized  on  a straight-line basis over their estimated useful lives.


NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                       Third Quarter               Nine Months
                               Percent                    Percent
                 1999    1998 Increase      1999   1998  Increase
Consumer
  Domestic    $   921     806   14.3       2,722  2,398   13.5
  International   783     781     .3       2,398  2,398     -
                1,704   1,587    7.4%      5,120  4,796    6.8%

Pharmaceutical
  Domestic      1,565   1,153   35.7       4,622  3,500   32.1
  International 1,035     945    9.5       3,167  2,852   11.0
                2,600   2,098   23.9%      7,789  6,352   22.6%

Professional
  Domestic      1,331   1,117   19.2       3,935  3,275   20.2
  International 1,114     922   20.8       3,397  2,867   18.5
                2,445   2,039   19.9%      7,332  6,142   19.4%

Domestic        3,817   3,076   24.1      11,279  9,173   23.0
International   2,932   2,648   10.7       8,962  8,117   10.4
  Worldwide    $6,749   5,724   17.9%     20,241 17,290   17.1%







                              - 9 -
NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                       Third Quarter               Nine Months
                               Percent                    Percent
                  1999  1998  Increase       1999  1998  Increase

Consumer           206   155     32.9         583    526   10.8
Pharmaceutical     954   843     13.2       3,003  2,567   17.0
Professional       385   338     13.9       1,268  1,078   17.6
  Segments total 1,545 1,336     15.6       4,854  4,171   16.4
Expenses not allocated
  to segments      (34)  (19)                (124)  (49)

  Worldwide total$1,5111,317     14.7       4,730  4,122   14.8


SALES BY GEOGRAPHIC AREA

                       Third Quarter               Nine Months
                              Percent                    Percent
                             Increase/                    Increase/
                  1999  1998(Decrease)       1999  1998  (Decrease)

U.S.            $3,817 3,076     24.1      11,279  9,173   23.0
Europe           1,564 1,482      5.5       4,992  4,607    8.4
Western Hemisphere
  excluding U.S.   510   520     (1.9)      1,491  1,560   (4.4)
Asia-Pacific,
  Africa           858   646     32.8       2,479  1,950   27.1

  Worldwide     $6,749 5,724     17.9%     20,241 17,290   17.1%

NOTE 6 - EARNINGS PER SHARE
   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the nine months ended October 3, 1999 and September 27, 1998:
                                    Fiscal           Fiscal
                                  Quarter  Ended             Nine
Months Ended
                               Oct 3, Sept 27,   Oct 3,  Sept 27,
                                 1999              1998      1999
1998

Basic net earnings per share$    .82     .71      2.52     2.21
Average shares outstanding
  - basic                   1,344.5  1,344.9   1,344.7  1,345.0
Potential shares exercisable
  under stock option plans     67.9     68.3      67.9     68.0

Less: shares which could be
  repurchased under treasury
  stock method                (38.8)   (40.2)    (39.8)   (41.6)
Adjusted averages shares
  outstanding - diluted     1,373.6  1,373.0   1,372.8  1,371.4
Diluted earnings per share $    .80      .70      2.46     2.17


                             - 10 -

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

   During  1998,  the  Company  adopted  Statement  of  Financial

Accounting  Standards  No. 130 "Reporting  Comprehensive  Income"

("SFAS  130").  SFAS 130 establishes standards for reporting  and display  of  an  alternative income statement and its  components

(revenue,  expenses, gains and losses) in a full set  of  general purpose financial statements.  The total comprehensive income for the nine months ended October 3, 1999 is $3,247 million, compared

with  $2,957  million  for the same period  a  year  ago.   Total

comprehensive  income  includes  net  earnings,  net   unrealized

currency gains and losses on translation and net unrealized gains and losses on available for sale securities.



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



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES

   In the fourth quarter of 1998, the Company approved a plan to reconfigure its global network of manufacturing and operating
facilities   with   the   objective   of   enhancing    operating
efficiencies. It is expected that the plan will be completed over the next twelve months. Among the initiatives supporting this plan were the closures of inefficient manufacturing facilities, exiting certain businesses which were not providing an acceptable return and related employee separations.





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

   The components of the asset impairments and the impairments of intangibles are as follows:

                          Value @
                      January 3, 1999
Assets:

Machinery & equipment     $215
Inventory                  60*
Buildings                   32
Leasehold improvements      15
Total asset impairments   $322

*Included in cost of products sold at year-end 1998


                          Value @
                      January 3, 1999
Intangible assets:

Menlo Care                $ 26
Innotech                    20
Other                        6
Total intangible assets   $ 52


  These intangible assets relate to products that were abandoned due to the low margin and lack of strategic fit.

  The restructuring plan consisted of the reduction of

manufacturing facilities around the world by 36, from 159 to 123 plants.  None of the assets affected by this plan were held for disposal.


                             - 13 -
NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES (Continued)
   Severance  and other exit costs were accrued at year-end  1998 and payments made through nine months ended October 3, 1999 are as follows:

                                 Beginning    Cash     Remaining
                                              Accrual     Outlays
Accrual

Employee Separations          $    158        25         133

Other exit costs:
Distributor terminations            17         6          11
Dismantle/disposal costs            15         4          11
Lease termination                   21        12           9
Customer compensation               11         5           6
Other                               14         7           7
Total other costs                   78        34          44

                              $    236        59         177

   Changes in estimates to date have been immaterial. The $161 million ($3 million was paid at year-end 1998) for employee separations reflects the termination of approximately 5,100 employees of which 1,500 have been separated as of October 3, 1999.

NOTE 11 - PENDING LEGAL PROCEEDINGS

   The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in
Part II of this Report on Form 10-Q.

NOTE 12 - SUBSEQUENT EVENT

   On October 6, 1999 Johnson & Johnson and Centocor, Inc. announced the completion of their previously announced merger, valued at approximately $5 billion. This transaction will be accounted for as a pooling of interests. The transaction was completed after Centocor shareholders voted to approve the merger agreement with Johnson & Johnson. Centocor had approximately 71 million shares outstanding on October 6th (83 million shares on a fully diluted basis) which were exchanged for approximately 45 million shares of Johnson & Johnson common stock. On a diluted basis when adjusted for stock options outstanding and convertible debt, the total number of Johnson & Johnson shares issued will be approximately 53 million. Holders of Centocor common stock received .6390 of a share of Johnson & Johnson common stock for each share of Centocor common stock that they own, valued at $95.47 per share.

                             - 14 -
  Centocor is a leading biopharmaceutical company that creates,

acquires and markets cost-effective therapies that yield long term benefits for patients and the health care community.  Its products, developed primarily through monoclonal antibody

technology, help physicians  deliver  innovative treatments to improve human health and restore patients' quality of life.

   On  November 8, 1999, Johnson & Johnson announced a definitive merger agreement pursuant to which Johnson & Johnson will acquire

Innovasive  Devices, Inc.  The transaction will be accounted  for under  the  purchase  method and is valued at  approximately  $85

million.    The  merger  is  subject  to  customary   conditions,

including   approval  by  a  majority  of  the  shareholders   of

Innovasive Devices and Hart-Scott Rodino clearance.

   Innovasive Devices manufactures and sells devices  for  sports medicine surgery, an area addressing soft tissue injuries in  the knee, shoulder and other small joints.























                             - 15 -
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
   Consolidated  sales  for the first nine months  of  1999  were

$20.24  billion, which exceeded sales of $17.29 billion  for  the first  nine  months of 1998 by 17.1%.  The strength of  the  U.S.

dollar relative to the foreign currencies decreased sales for the first  nine months of 1999 by 1.3%. Excluding the effect  of  the stronger  U.S.  dollar  relative  to  foreign  currencies,  sales increased 18.4% on an operational basis for the first nine months of  1999.  Consolidated net earnings for the first nine months of

1999  were  $3.38  billion, compared with net earnings  of  $2.98 billion  for the first nine months of 1998.  Worldwide basic  net earnings per share for the first nine months of 1999 were  $2.52,

compared  with $2.21 for the same period in 1998, an increase  of

14.0%.   Worldwide diluted net earnings per share for  the  first

nine  months of 1999 were $2.46, compared with $2.17 for the same period in 1998, an increase of 13.4%

   Consolidated  sales for the third quarter of 1999  were  $6.75 billion,  an increase of 17.9% over 1998 third quarter  sales  of

$5.72  billion.  The effect of the stronger U.S. dollar  relative to  foreign  currencies decreased third quarter  sales  by  1.3%.

Consolidated  net  earnings for the third quarter  of  1999  were

$1.10  billion, compared with $.96 billion for the same period  a year ago, an increase of 14.4%. Worldwide basic net earnings  per share  for the third quarter of 1999 rose 15.5% to $.82, compared with $.71 in the 1998 period.  Worldwide diluted net earnings per share  for the third quarter of 1999 rose 14.3% to $.80, compared with $.70 in 1998.

   Domestic  sales for the first nine months of 1999 were  $11.28 billion,  an increase of 23.0% over 1998 domestic sales of  $9.17 billion  for  the same period a year ago.  Sales by international subsidiaries were $8.96 billion for the first nine months of 1999 compared  with $8.12 billion for the same period a year  ago,  an increase of 10.4%.  Excluding the impact of the stronger value of the dollar, international sales increased by 13.3%.

                             - 16 -

   Worldwide Consumer segment sales for the third quarter of 1999 were  $1.7 billion, an increase of 7.4% versus the same period  a year ago.  Domestic sales were up 14.3% while international sales gains in local currency of 7.0% were almost entirely offset by  a negative  currency impact of 6.7%.  Consumer sales  were  led  by continued strength in the skin care franchise, which includes the

NEUTROGENA, RoC and CLEAN & CLEAR product lines, as well as solid results  from  McNeil  Consumer  Healthcare,  which  markets  the

TYLENOL  family  of products, BENECOL and other  over-the-counter pharmaceuticals.

   During  the  quarter, the Company launched BENECOL  dressings,

margarine  spread  in tubs and snack bars in the  United  States.

BENECOL  contains the dietary ingredient stanol ester,  which  is patented for use in reducing cholesterol.

   Worldwide pharmaceutical sales of $2.6 billion for the quarter increased  23.9%  over the same period in 1998,  including  35.7%

growth  in  domestic sales and a 9.5% increase  in  international sales.  International sales gains in local currency of 12.6% were

offset  by  a  negative currency impact of  3.1%.   Sales  growth

reflects  the  strong  performance  of  PROCRIT/EPREX,  for   the

treatment  of  anemia;  RISPERDAL, an  antipsychotic  medication;

DURAGESIC,  a  transdermal patch for chronic pain;  LEVAQUIN,  an anti-infective; ULTRAM, an analgesic, and the oral  contraceptive line of products.

    During  the  quarter,  the  company  announced  a  definitive agreement  for  a stock-for-stock merger with Centocor,  Inc.,  a leader in monoclonal antibody technology and acute vascular  care and immunology products.  The merger, valued at approximately  $5 billion, was completed on October 6, 1999.


                             - 17 -
   Also in the quarter Eisai, Inc. received approval from the FDA

for   ACIPHEX   (rabeprazole),  a  proton  pump   inhibitor   for

gastroesophageal   reflux  disease  (GERD),   GERD   maintenance,

duodenal  ulcers  and  treatment of  pathological  hypersecretory

conditions,   including  Zollinger-Ellison   syndrome.    Janssen

Pharmaceutica,  a wholly-owned subsidiary of Johnson  &  Johnson,

and  Eisai  have  entered  into a strategic  alliance  to  market rabeprazole  worldwide with the exception of  Japan  and  certain other territories.

   Additional  positive news in the quarter was the FDA  approval for  new  indications of TOPAMAX (topiramate), an  anti-epileptic

drug.   Approval was received for adjunctive therapy for  partial

onset  seizures  in  pediatric patients and  primary  generalized tonic-clonic seizures in adults and pediatric patients.

   Worldwide  sales  of $2.4 billion in the Professional  segment represented an increase of 19.9% over the third quarter of  1998.

Domestic  sales were up 19.2% while international sales  were  up

20.8%.  The 1998 acquisition of DePuy Inc., a leading orthopaedic products manufacturer, contributed to the strong sales growth  in the  Professional segment.  In addition, strong sales performance was  achieved  by  Ethicon Endo-Surgery's laparoscopy  and  wound closure  products;  Ethicon's Mitek suture anchors  and  Gynecare women's  health products, and Vistakon's disposable contact  lens products.

  During the quarter, the Company received FDA approval to market its  new CrossFlexTLC coronary stent, a laser-cut stainless steel stent  designed  to  be  a  true workhorse  stent  that  combines exceptional  deliverability with excellent scaffolding  and  high

radial   strength.   The  CrossFlexTLC  delivery  system,   which

incorporates  Cordis'  latest  balloon  catheter  technology,  is

specifically   engineered  to  minimize   the   risk   of   stent

embolization  through  the  use of Cordis'  proprietary  NestingT

technology.   This technology helps to secure the  stent  to  the

delivery balloon until he moment of deployment.



                             - 18 -

   Basic average shares of common stock outstanding in the  first nine  months of 1999 were 1,344.7 million, compared with  1,345.0 million  for the same period a year ago.  Diluted average  shares of common stock outstanding in the first nine months of 1999 were

1,372.8  million,  compared with 1,371.4  million  for  the  same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

  Cash and current marketable securities increased $1,015 million during the first nine months of 1999 to $3,593 million at October

3,  1999.   Total  borrowings decreased $568 million  during  the

first nine months of 1999 to $3,448 million.  Net cash (cash  and current securities net of borrowings) was $145 million at October

3,  1999 compared with $1,438 million net debt (debt net of  cash

and   current  securities)  at  the  end  of  1998.   Total  debt

represented 18.3% of total capital (shareowners' equity and total borrowings)  at quarter end compared with 22.8%  at  the  end  of

1998.   For  the  period ended October 3,  1999,  there  were  no

material cash commitments.

   Additions to property, plant and equipment were $1,007 million for the first nine months of 1999, compared with $848 million for the same period in 1998.

   On October 18, 1999, the Board of Directors approved a regular quarterly  dividend  rate  of  28 cents  per  share,  payable  on

December  7,  1999 to shareowners of record as  of  November  16,

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


                             - 19 -
  The Company has had a program in place since the fourth quarter of  1996  to address Year 2000 issues in critical business  areas related  to  its products, information management  systems,  non-

information  systems  with   embedded technology,  suppliers  and

customers.   A  report on the progress of this program  has  been

provided  to  the  Audit  Committee of  the  Company's  Board  of

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

  The Company has a plan for assessment and testing of all of its products  and has made substantial progress toward completion  of such  assessment and testing.  All current products are Year 2000

ready.   There  are  a  few remaining units  that  require  field

updates  at  customer  sites.  These updates  will  be  completed during the fourth quarter of 1999.

   The  Company  has  engaged additional outside  consultants  to

examine   selected  critical  areas  in  certain  of   it   major

franchises.   In  addition, the Company has  contracted  with  an

independent  third  party  to conduct audits  of  critical  sites worldwide to evaluate our programs, processes and progress and to identify  any  remaining  areas of  effort  required  to  achieve compliance.

  The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition  or  results of operations.  Since  initiation  of  its program  in  1996,  the Company estimates that  it  has  expensed approximately $195 million, on a worldwide basis, in internal and external  costs  on  a  pre-tax basis to address  its  Year  2000 readiness issues.



                             - 20 -
    These expenditures include information system replacement and embedded  technology upgrade costs of $111 million, supplier  and customer  compliance costs of $15 million and all other costs  of

$69  million. The Company currently estimates that the  total  of such costs for addressing its internal Year 2000 readiness, on  a worldwide basis, will approximate

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







                             - 21 -

The  Company has highly integrated relationships with certain  of

its   suppliers  and  customers.   These  include  among  others:

providers  of  energy, telecommunications, and raw materials  and components,  financial institutions, managed  care  organizations and large retail establishments.  The Company has been reviewing,

and  continues to review, with its critical suppliers  and  major customers  the status of their Year 2000 readiness.  The  Company has  in  place  a program of requesting assurances of  Year  2000 readiness  from such suppliers.  However, many critical suppliers have  either declined to provide the requested assurances or have limited  the  scope of assurances to which they  are  willing  to

commit.   The  Company has completed its plan for  monitoring  of

critical suppliers.

   The  Company  has contacted major customers  to  assess  their readiness to deal with Year 2000 issues.  If a significant number of  such  suppliers  and  customers were to  experience  business disruptions  as  a result of their lack of Year  2000  readiness,

their  problems  could  have a material  adverse  effect  on  the financial  position  and results of operations  of  the  Company.

This  analysis of potential exposures includes both the  domestic and international operations of the Company.

   The  Company  believes that its most reasonably likely  "worst case  scenario" would occur if a significant number  of  its  key suppliers  or  customers were not fully Year 2000 functional,  in which  case  the Company estimates that up to a 10  business  day

disruption  in  business operations could  occur.   In  order  to

address  this  situation, the Company has formulated  contingency plans  intended  to deal with the impact on the Company  of  Year

2000  problems that may be experienced by such critical suppliers and major customers.

                             - 22 -

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









                             - 23 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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


                             - 24 -
Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

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

                             - 25 -
    The  Company's  Ortho  Biotech  subsidiary  is  party  to  an

arbitration  proceeding  filed  against  it  by  Amgen,   Ortho's

licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to  terminate  Ortho's  U.S.  license  rights  based  on  alleged deliberate  EPO  sales  by Ortho during  the  early  1990's  into

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



Item 5.    Other Information

On  July  19,  1999, Leo F. Mullin was elected to  the  Board  of

Directors  of Johnson & Johnson.  Mr. Mullin is president,  chief executive officer and a director of Delta Air lLines.


Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 27 - Financial Data Schedule


   (b)      Reports on Form 8-K

             The Company did not file any reports on Form 8-K during
            the three month period ended October 3, 1999.



                             - 26 -





                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 12, 1999      By     R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  November 12, 1999      By     C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)


















                             - 27 -