Form 10-K405
period 2000-01-02
JOHNSON & JOHNSON
filed 2000-03-31
CIK 200406

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

FOR THE FISCAL YEAR ENDED JANUARY 2, 2000          COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 22, 2000 was approximately $108.1 billion.

     On February 22, 2000 there were 1,389,935,650 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareowners for
  II:           fiscal year 1999.
Part III:       Portions of registrant's proxy statement for its 2000 annual meeting of shareowners.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
       General.....................................................    1
       Segments of Business; Geographic Areas......................    1
       Consumer....................................................    1
       Pharmaceutical..............................................    1
       Professional................................................    2
       International...............................................    2
       Raw Materials...............................................    2
       Patents and Trademarks......................................    2
       Seasonality.................................................    3
       Competition.................................................    3
       Research....................................................    3
       Environment.................................................    3
       Regulation..................................................    3
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    5
 4.    Submission of Matters to a Vote of Security Holders.........    5
       Executive Officers of the Registrant........................    5

                                 PART II

 5.    Market for the Registrant's Common Equity and Related
       Shareowner Matters..........................................    6
 6.    Selected Financial Data.....................................    6
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    6
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    7
 8.    Financial Statements and Supplementary Data.................    7
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................    7

                                PART III

10.    Directors and Executive Officers of the Registrant..........    7
11.    Executive Compensation......................................    7
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    7
13.    Certain Relationships and Related Transactions..............    7

                                 PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................    8
       Signatures..................................................   10
       Report of Independent Accountants...........................   12
       Exhibit Index...............................................   13

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 97,800 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field in many countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

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

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and geographic areas captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 26 through 29 and 45 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including nonprescription drugs, adult skin and hair care products, baby care products, oral care products, first aid products and sanitary protection products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; BENECOL food products; CAREFREE Panty Shields; CLEAN & CLEAR teen skin care products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; LACTAID lactose-intolerance products; MONISTAT, a remedy for vaginal yeast infections; adult and children's MOTRIN IB ibuprofen products; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from the Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; o.b. Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; STAYFREE sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management and psychotropic fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs in the antifungal field include NIZORAL (ketoconazole), SPORANOX (itraconazole), TERAZOL (terconazole) and DAKTARIN (miconazole nitrate) antifungal products. Prescription drugs in the anti-infective field include

FLOXIN (ofloxacin) and LEVAQUIN (levofloxacin). Prescription drugs in the cardiovascular field include RETAVASE (reteplase), a recombinant biologic cardiology care product for the treatment of acute myocardial infarction to improve blood flow to the heart, and REOPRO (abciximab) for the treatment of acute cardiac disease. Prescription drugs in the contraceptive field include ORTHO-NOVUM (norethindrone/ethinyl estradiol) and TRICILEST (norgestimate/ethinyl estradiol, sold in the U.S. as ORTHO TRI-CYCLEN) group of oral contraceptives. Prescriptions drugs in the dermatology field include RETIN-A MICRO (tretinoin), a dermatological cream for acne. Prescription drugs in the gastrointestinal field include ACIPHEX (rabeprazole sodium), a proton pump inhibitor for treating erosive gastroesophageal reflux disease (GERD) and duodenal ulcers; IMODIUM (loperamide HCl), an antidiarrheal; MOTILIUM (domperidone), a gastrointestinal mobilizer; PREPULSID (cisapride, sold in the U.S. as PROPULSID), a gastrointestinal prokinetic; and REMICADE (infliximab), a novel monoclonal antibody for treatment of certain Crohn's disease patients.

     Prescription drugs in the hematology field include EPREX (epoetin alfa, sold in the U.S. as PROCRIT), a biotechnology derived version of the human hormone erythropoietin that stimulates red blood cell production. Prescription drugs in the immunology field include ORTHOCLONE OKT-3 (muromonab-CD3), for reversing the rejection of kidney, heart and liver transplants. Prescription drugs in the neurology field include REMINYL (galantamine), TOPAMAX (topiramate) and STUGERON (cinnarizine). Prescription drugs in the oncology field include ERGAMISOL (levamisole hydrochloride), a colon cancer drug, and LEUSTATIN (cladribine), for hairy cell leukemia. Prescription drugs in the pain management field include DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a transdermal patch for chronic pain; and ULTRAM (tramadol hydrochloride), an analgesic for moderate to moderately severe pain. Prescription drugs in the psychotropics field include RISPERDAL (risperidone), an antipsychotic drug, and HALDOL (haloperidol).

PROFESSIONAL

     The Professional segment includes a broad range of products used by or under the direction of health care professionals, including, suture and mechanical wound closure products, surgical equipment and devices, wound management and infection prevention products, interventional and diagnostic cardiology products, diagnostic equipment and supplies, joint replacements and disposable contact lenses. These products are used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $2,600, $2,336 and $2,209 million for fiscal years 1999, 1998 and 1997, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 169 manufacturing facilities occupying approximately 17.6 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,744
Pharmaceutical..............................................       4,506
Professional................................................       7,344
                                                                  ------
          Worldwide total...................................      17,594
                                                                  ======

     Within the United States, 11 facilities are used by the Consumer segment, 8 by the Pharmaceutical segment and 45 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      64             7,515
Europe......................................................      47             5,420
Western Hemisphere excluding U.S.A..........................      19             2,373
Africa, Asia and Pacific....................................      39             2,286
                                                                 ---            ------
          Worldwide total...................................     169            17,594
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 35 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 45 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999. For information regarding plans to close certain manufacturing facilities, see Note 14 "Restructuring and In-Process Research and Development Charges" under "Notes to Consolidated Financial Statements" on page 40 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on page 42 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999 is incorporated herein by reference.

     The Company or its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state laws, in which the primary relief sought is the cost of past and future remediation. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of the Company, such proceedings would not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 24, 2000, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 4 through 7 of Johnson & Johnson's Proxy Statement dated March 8, 2000.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  53     Member, Executive Committee; Vice President,
                                                Finance(a)
Russell C. Deyo........................  50     Member, Executive Committee; Vice President,
                                                  Administration(b)
Roger S. Fine..........................  57     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
JoAnn Heffernan Heisen.................  50     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(d)
Christian A. Koffmann..................  59     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(e)
Ralph S. Larsen........................  61     Chairman, Board of Directors and Chief Executive
                                                Officer; Chairman, Executive Committee
James T. Lenehan.......................  51     Member, Executive Committee; Worldwide Chairman,
                                                  Medical Devices & Diagnostics Group(f)
Brian D. Perkins.......................  46     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals & Nutritionals Group(g)
William C. Weldon......................  51     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(h)
Robert N. Wilson.......................  59     Vice-Chairman, Board of Directors; Vice-Chairman
                                                  Executive Committee

---------------

(a) Mr. R. J. Darretta joined the Company in 1968 and held various positions before becoming President of Iolab Corporation in 1988 and Treasurer of the Company in 1995. He became a Member of the Executive Committee and Vice President, Finance in 1997.

(b) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996.
(c) Mr. R. S. Fine joined the Company in 1974 and became a Member of the Executive Committee and Vice President, Administration in 1991 and Vice President, General Counsel in 1996.
(d) Ms. J. H. Heisen joined the Company in 1989 and became Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in 1997.
(e) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group in 1995.
(f) Mr. J. T. Lenehan joined the Company in 1976 and became a Company Group Chairman in 1993. He has been a Member of the Executive Committee since 1994 and became Worldwide Chairman, Consumer Pharmaceuticals and Professional Group in 1994 and Worldwide Chairman, Medical Devices & Diagnostics Group in September 1999.
(g) Mr. B. D. Perkins joined the Company in 1980 and held various positions before becoming President of McNeil Consumer Products Company in 1994 and Company Group Chairman for OTC Pharmaceuticals in 1999. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals & Nutritionals Group in September 1999.
(h) Mr. W. C. Weldon joined the Company in 1971 and held various positions before becoming President of Ethicon Endo-Surgery in 1992 and Company Group Chairman of Ethicon Endo-Surgery in 1995. He became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Common Stock Market Prices and Cash Dividends Paid" on page 23 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1989-1999" on page 46 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 29 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

     On March 23, 2000, the Company's Janssen Pharmaceutica U.S. subsidiary announced that a limited-access program would be initiated in the U.S. for PROPULSID (cisapride) tablets and suspension, a medication for the treatment of adults with nighttime heartburn due to gastroesophageal reflux disease, and the medication would no longer be marketed in the United States. Under the new program, the medication will remain available to appropriate patients for whom other therapies are not effective and who meet clearly defined eligibility criteria. These criteria are being established in close collaboration with the FDA. Enrollment in the limited access program is expected to begin May 1. To assure that the medication is available to patients during the transition, distribution will continue until July 14, and the product is scheduled to remain in pharmacies until mid-August.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Instruments" on page 24 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Consolidated Financial Statements and the Notes thereto and the material captioned "Independent Auditor's Report" on pages 30 through 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 7 of Johnson & Johnson's Proxy Statement dated March 8, 2000,
(b) the material in Part I hereof under the caption "Executive Officers of the Registrant" and (c) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of Johnson & Johnson's Proxy Statement dated March 8, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of Johnson & Johnson's Proxy Statement dated March 8, 2000: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 9 through 10; "Compensation Committee Report on Executive Compensation" on pages 10 through 13; "Shareowner Return Performance Graphs" on pages 14 through 15; and "Executive Compensation" on pages 16 through 19.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Stock Ownership/Control" on page 8 of Johnson & Johnson's Proxy Statement dated March 8, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 30 through 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 1999 are incorporated herein by reference:

        Consolidated Balance Sheets at end of Fiscal Years 1999 and 1998

        Consolidated Statements of Earnings for Fiscal Years 1999, 1998 and 1997

        Consolidated Statements of Equity for Fiscal Years 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for Fiscal Years 1999, 1998 and
1997

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

     (b) Reports on Form 8-K

     A Report on Form 8-K was filed on December 14, 1999, which included supplemental combined financial statements prepared to reflect the merger of Johnson & Johnson with Centocor, Inc., which was accounted for by the pooling-of-interests method of accounting. The Report included Form 10-K for the period ended January 3, 1999; Financial Data Schedule as of January 3, 1999; Form 10-Q for the period ended October 3, 1999; and Financial Data Schedule as of October 3, 1999.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

  FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997(A)
                             (DOLLARS IN MILLIONS)

                                                                           DEDUCTIONS FROM RESERVES
                                                ADDITIONS     ---------------------------------------------------
                                BALANCE AT       CHARGED                                                 BALANCE
                                 BEGINNING    TO COSTS AND                                               AT END
                                 OF PERIOD     EXPENSES(B)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
1999
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $184              53       Write-offs less recoveries.....     63
                                                              Currency adjustments...........    (19)      193
     Reserve for customer
       rebates................      157           1,028       Customer rebates allowed.......  1,056
                                                              Currency adjustments...........     (6)      135

     Reserve for cash
       discounts..............       47             520       Cash discounts allowed.........    506        61
                                   ----           -----                                        -----       ---
                                   $388           1,601                                        1,600       389
                                   ====           =====                                        =====       ===

1998
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $152              42       Write-offs less recoveries.....     15
                                                              Currency adjustments...........     (5)      184
     Reserve for customer
       rebates................      164             978       Customer rebates allowed.......    993
                                                              Currency adjustments...........     (8)      157

                                                              Cash discounts allowed.........    429
     Reserve for cash
       discounts..............       42             431       Currency adjustments...........     (3)       47
                                   ----           -----                                        -----       ---
                                   $358           1,451                                        1,421       388
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
                                   ====           =====                                        =====       ===

---------------
(A) This Schedule has been prepared to give retroactive effect to the merger between Johnson & Johnson and Centocor on October 6, 1999.
(B) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2000                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ R. S. LARSEN                 Chairman, Board of Directors and        March 26, 2000
------------------------------------------    Chief Executive Officer, and
               R. S. Larsen                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice President -- Finance               March 22, 2000
------------------------------------------    (Principal Financial Officer)
              R. J. Darretta

            /s/ C. E. LOCKETT                 Controller                              March 24, 2000
------------------------------------------
              C. E. Lockett

             /s/ G. N. BURROW                 Director                                March 22, 2000
------------------------------------------
               G. N. Burrow

             /s/ J. G. COONEY                 Director                                March 22, 2000
------------------------------------------
               J. G. Cooney

             /s/ J. G. CULLEN                 Director                                March 23, 2000
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 24, 2000
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 23, 2000
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 24, 2000
------------------------------------------
               A. G. Langbo

              /s/ J. S. MAYO                  Director                                March 22, 2000
------------------------------------------
                J. S. Mayo

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ L.F. MULLIN                  Director                                March 23, 2000
------------------------------------------
               L.F. Mullin

                                              Director                                March   , 2000
------------------------------------------
               P. J. Rizzo

            /s/ H. B. SCHACHT                 Director                                March 24, 2000
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 22, 2000
------------------------------------------
               M. F. Singer

              /s/ J. W. SNOW                  Director                                March 23, 2000
------------------------------------------
                J. W. Snow

             /s/ R. N. WILSON                 Vice Chairman, Board of Directors       March 23, 2000
------------------------------------------    and Director
               R. N. Wilson

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements of Johnson & Johnson referred to in our report dated January 24, 2000 appearing in the Johnson & Johnson 1999 Annual Report to Shareowners (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
January 24, 2000

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(b)       By-Laws of the Company, as amended effective April 23,
                 1999 -- Incorporated herein by reference to Exhibit 3 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter
                 ended July 4, 1999.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1999.*
     10(c)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(d)       1986 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       1995 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 1995.*
     10(f)       Executive Incentive Plan -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(g)       Domestic Deferred Compensation Plan (as
                 amended) -- Incorporated herein by reference to Exhibit
                 10(g) of the Registrant's Form 10-K Annual Report for the
                 year ended December 29, 1996.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(i)       Executive Income Deferral Plan (as amended) -- Filed with
                 this document.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(m)       Stock Option Gain Deferral Plan -- Filed with this
                 document.*
     10(n)       Estate Preservation Plan -- Filed with this document.*
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     13          -- Pages 22 through 46 of the Company's Annual Report to
                 Shareowners for fiscal year 1999 (only those portions of the
                 Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     23          -- Consent of Independent Accountants -- Filed with this
                 document.
     27          -- Financial Data Schedule for Year Ended January 2,
                 2000 -- Filed with this document.
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 2000.
     99(b)       -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.