Form 10-Q
period 2000-04-02
JOHNSON & JOHNSON
filed 2000-05-15
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 2, 2000

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

      On  April  28, 2000, 1,390,893,277 shares of Common  Stock,
$1.00 par value, were outstanding.


                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.

Item 1.  Financial Statements

    Consolidated Balance Sheet -
      April 2, 2000 and January 2, 2000                     3


    Consolidated Statement of Earnings for the
      Three Months Ended April 2, 2000 and
      April 4, 1999                                         5


    Consolidated Statement of Cash Flows for the
      Three Months Ended April 2, 2000 and
      April 4, 1999                                         6


    Notes to Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    13


Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      17




Part II - Other Information


    Item 1 - Legal Proceedings                              17

    Item 5 - Other Information                              18

    Item 6 - Exhibits and Reports on Form 8-K               18

    Signatures                                              19









                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                            April 2,      January
2,
                                                             2000
2000
Current Assets:

 Cash and cash equivalents             $ 2,663         2,363

 Marketable securities, at cost          1,537         1,516

 Accounts receivable, trade, less
  allowances $375 (1999 - $389)          4,365         4,233

 Inventories (Note 3)                    3,052         3,095

 Deferred taxes on income                1,101         1,105

 Prepaid expenses and other
  receivables                            1,258           888


      Total current assets              13,976        13,200

Marketable securities, non-current         421           441

Property, plant and equipment, at cost  11,073        11,046

  Less accumulated depreciation and
    amortization                         4,424         4,327

                                         6,649         6,719

Intangible assets, net (Note 4)          7,528         7,571

Deferred taxes on income                    68           104

Other assets                             1,321         1,128


      Total assets                     $29,963        29,163

         See Notes to Consolidated Financial Statements

                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                          April 2,        January
2,
                                            2000             2000
Current Liabilities:

    Loans and notes payable         $ 1,217          1,806

    Accounts payable                  1,724          2,003

    Accrued liabilities               3,054          2,972

 Accrued salaries, wages and commissions498            467

    Taxes on income                     635            206

        Total current liabilities     7,128          7,454

Long-term debt                        2,443          2,450

Deferred tax liability                  276            287

Employee related obligations          1,913          1,749

Other liabilities                     1,053          1,010

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,917,000 and
   1,534,916,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                   (36)            (41)

    Accumulated other comprehensive income(343)       (396)
  (Note 7)

    Retained earnings                17,076         16,192

                                                           18,232
17,290
      Less common stock held in treasury,
    at cost (144,592,000 & 145,233,000
     shares)                          1,082          1,077

      Total shareowners' equity      17,150         16,213

      Total liabilities and shareowners'
    equity                          $29,963         29,163

         See Notes to Consolidated Financial Statements

                             - 4 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                          Fiscal Quarter Ended
                                  April  2,   Percent     April  4,
Percent
                                   2000    to Sales    1999      to
Sales



Sales to customers (Note 5) $7,319     100.0   6,739      100.0

Cost of products sold        2,241      30.6   2,070       30.7

Gross Profit                 5,078      69.4   4,669       69.3

Selling, marketing and
  administrative expenses    2,609      35.6   2,437       36.1

Research expense               637       8.7     557        8.3

Interest income                (77)     (1.0)    (54)       (.8)

Interest expense, net of
  portion capitalized           46        .6      54         .8

Other (income)expense, net     (29)      (.4)     53         .8

                             3,186      43.5   3,047       45.2

Earnings before provision
  for taxes on income        1,892      25.9   1,622       24.1

Provision for taxes on
  income (Note 2)              578       7.9     484        7.2


NET EARNINGS                $1,314      18.0   1,138       16.9


NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .95               .82
  Diluted                   $  .93               .80

CASH DIVIDENDS PER SHARE    $  .28               .25

AVG. SHARES OUTSTANDING
  Basic                    1,389.7           1,390.2
  Diluted                  1,411.0           1,419.7


         See Notes to Consolidated Financial Statements

                             - 5 -

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                   Fiscal   Quarter
Ended
                                                      April      2,
April 4,
                                                               2000
1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $1,314       1,138
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 431         419
   Accounts receivable reserves               (10)           8
   Changes in assets and liabilities, net
      of effects from acquisition of
      businesses:
   Increase in accounts receivable           (190)        (417)
   Increase in inventories                     (6)        (211)
   Changes in other assets and liabilities     226         208

   NET CASH FLOWS FROM OPERATING ACTIVITIES  1,765       1,145

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(310)        (334)
   Proceeds from the disposal of assets         18           2
   Acquisition of businesses, net of cash
     acquired                                  (7)        (188)
   Purchases of investments                  (817)        (857)
   Sales of investments                        765         717
   Other                                        16         (66)

   NET CASH USED BY INVESTING ACTIVITIES     (335)        (726)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (381)        (336)
   Repurchase of common stock                (208)        (131)
   Proceeds from short-term debt               280          93
   Retirement of short-term debt             (865)        (249)
   Proceeds from long-term debt                  8           9
   Retirement of long-term debt               (15)          (6)
   Proceeds from the exercise of stock options    71        99

   NET CASH USED BY FINANCING ACTIVITIES   (1,110)        (521)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (20)         (51)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS300        (153)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 2,363     1,994

CASH AND CASH EQUIVALENTS, END OF PERIOD     2,663       1,841

ACQUISITION OF BUSINESSES
Fair value of assets acquired                   83         188
Fair value of liabilities assumed              (1)           -
                                                82         188
Treasury stock issued at fair value           (75)           -
Net cash payments                         $      7         188



         See Notes to Consolidated Financial Statements



                             - 6 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  The accompanying unaudited interim financial statements

and   related  notes  should  be  read  in  conjunction  with   the

Consolidated  Financial  Statements  of  Johnson  &   Johnson   and

Subsidiaries (the "Company") and related notes as contained in  the

Annual  Report  on Form 10-K for the fiscal year ended  January  2,

2000.   The  unaudited financial statements have been  prepared  to give  retroactive effect to the merger with Centocor on October  6,

1999.   The  unaudited  interim financial  statements  include  all adjustments  (consisting only of normal recurring adjustments)  and accruals  necessary  in  the judgment  of  management  for  a  fair presentation of such statements.





NOTE 2 - INCOME TAXES

The  effective income tax rates for the first three months of  2000 and 1999 are 30.5% and 29.8%, respectively, as compared to the U.S.

federal  statutory rate of 35%.  The difference from the  statutory rate is primarily the result of domestic subsidiaries operating  in

Puerto  Rico under a grant for tax relief expiring on December  31,

2007  and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010.





NOTE 3 - INVENTORIES

(Dollars  in  Millions)                 April 2, 2000   January  2,
2000

Raw materials and supplies         $   596           663
Goods in process                       450           416
Finished goods                       2,006         2,016
                                   $ 3,052        3,095

NOTE 4 - INTANGIBLE ASSETS

(Dollars  in  Millions)                 April 2, 2000   January  2,
2000

Intangible assets                  $ 8,792         8,755
Less accumulated amortization        1,264         1,184
                                   $ 7,528         7,571


The  excess  of  the  cost over the fair value  of  net  assets  of purchased businesses is recorded as goodwill and is amortized on  a straight-line basis over periods of up to 40 years.

The   cost  of  other  acquired  intangibles  is  amortized  on   a

straight-line basis over their estimated useful lives.


NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                      First Quarter
                                                Percent
                              2000    1999      Increase

Consumer
 Domestic                $    943      927        1.7
 International                809      801        1.0
                            1,752    1,728        1.4%

Pharmaceutical
 Domestic                 $ 1,949    1,529       27.5
 International              1,093    1,048        4.3
                            3,042    2,577       18.0%

Professional
 Domestic                 $ 1,311    1,289        1.7
 International              1,214    1,145        6.0
                            2,525    2,434        3.7%

Domestic                  $ 4,203    3,745       12.2
International               3,116    2,994        4.1
 Worldwide                $ 7,319    6,739        8.6%

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                      First Quarter
                                                Percent
                              2000    1999       Change

Consumer                  $   222      223        (.5)
Pharmaceutical              1,265      987       28.2
Professional                  458      455         .7
  Segments total            1,945    1,665       16.8
Expenses not allocated
  to segments                 (53)     (43)

  Worldwide total         $ 1,892    1,622       16.7%


SALES BY GEOGRAPHIC AREA

                                      First Quarter
                                                Percent
                                                Increase
                              2000    1999     (Decrease)

U.S.                     $  4,203    3,745       12.2
Europe                      1,678    1,746       (3.9)
Western Hemisphere
  Excluding U.S.              516      478        7.9
Asia-Pacific, Africa          922      770       19.7

  Total                  $  7,319    6,739        8.6%



NOTE 6 - EARNINGS PER SHARE

The  following is a reconciliation of basic net earnings per  share to  diluted net earnings per share for the three months ended April

2, 2000 and April 4, 1999:


(Shares in Millions)                        April 2,    April 4,
                                              2000       1999

Basic net earnings per share             $     .95        .82
Average shares outstanding - basic         1,389.7    1,390.2
Potential shares exercisable under
  stock option plans                          55.2       72.3

Less: shares which could be repurchased
  under treasury stock method                (33.9)     (42.8)
Adjusted average shares outstanding - diluted1,411.0  1,419.7
Diluted earnings per share               $     .93        .80

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive income for the three months ended April  2,

2000  is $1,337 million, compared with $1,017 million for the  same

period  a  year  ago.  Total  comprehensive  income  includes   net

earnings,  net unrealized currency gains and losses on  translation

and   net  unrealized  gains  and  losses  on  available  for  sale securities.



NOTE 8 - ACQUISITIONS

During  the  quarter,  the  Company completed  the  acquisition  of

Innovasive  Devices  and Medtrex.  Innovasive Devices  manufactures and  sells  devices  for  sport medicine surgery  for  soft  tissue

injuries.    Medtrex  develops  and  manufactures   electrosurgical

generators (HydrocoolT) and disposable products (EncoreT pencil).

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

"Accounting  for  Derivative Instruments  and  Hedging  Activities"

(SFAS  133).   This standard was amended by Statement of  Financial

Accounting Standards No. 137 "Accounting for Derivative Instruments

and  Hedging  Activities-Deferral of the  Effective  Date  of  FASB

Statement No. 133" and changed the effective date for SFAS  133  to all  fiscal quarters of fiscal years beginning after June 15, 2000.

SFAS  133  requires that all derivative instruments be recorded  on the  balance sheet at their respective fair values.  Changes in the fair  value  of  derivatives are recorded each  period  in  current

earnings   or   other  comprehensive  income,  depending   on   the

designation  of  the  hedge  transaction.   For  fair  value  hedge

transactions in which the Company is hedging changes  in  the  fair value  of assets, liabilities or firm commitments, changes  in  the fair value of the derivative instrument will generally be offset by changes  in  the  hedged item's fair value.  For  cash  flow  hedge transactions  in  which the Company is hedging the  variability  of

cash  flows  related  to  a  variable  rate  asset,  liability   or

forecasted transaction, changes in the fair value of the derivative

instrument  will  be reported in other comprehensive  income.   The

gains and losses on the derivative instrument that are reported  in other  comprehensive income will be recognized in earnings  in  the periods  in which earnings are impacted by the variability  of  the cash flows of the hedged item.

  The Company will adopt SFAS 133, as amended, in the first quarter of 2001 and does not expect it to have a material effect on the

Company's results of operations, cash flows or financial position.












                              - 11 -
NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES

In  the  fourth  quarter of 1998, the Company approved  a  plan  to reconfigure  its  global  network of  manufacturing  and  operating facilities  with the objective of enhancing operating efficiencies.

This  plan is currently underway and is targeted for completion  in

2000.  Among the initiatives supporting this plan were the closures of inefficient manufacturing facilities, exiting certain businesses which  were not providing an acceptable return and related employee separations.

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

   Of the separation costs of $161 million, $3 million were paid in

1998  and  $58 million were paid in 1999.  With regard to the  exit costs of $78 million, $38 million were paid in 1999.  Payments made through  three  months ended April 2, 2000 of these  severance  and other exit costs are as follows:

                                 Remaining             Remaining
                                  Accrual @   Cash      Accrual @
                                               January   2,    2000
Outlays                   April 2, 2000

Employee Separations          $    100          11         89

Other exit costs:
Distributor terminations            11           -         11
Disposal costs                      10           2          8
Lease termination                    7           7          -
Customer compensation                1           -          1
Other                               11           6          5
Total other costs                   40          15         25

                              $    140          26        114


The  restructuring plan consisted of the reduction of manufacturing facilities around the world by 36, from 159 to 123 plants.  None of

the  assets affected by this plan were held for disposal.   Changes

in estimates to date have been immaterial.  The headcount reduction related to this plan through April 2, 2000 was approximately  1,900 employees.


                              - 12 -

NOTE 11 - LEGAL PROCEEDINGS

   The  information  called  for by this footnote  is  incorporated herein  by  reference to Item 1 ("Legal Proceedings")  included  in

Part II of this Report on Form 10-Q.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated  sales for the first quarter  of  2000  were  $7.32 billion, an increase of 8.6% over 1999 first quarter sales of $6.74

billion.   The  effect of the stronger dollar relative  to  foreign

currencies  decreased first quarter sales by 2.5%.  The operational sales increase of 11.1% included a positive price change effect  of

 .5%.

   Consolidated  net earnings for the first quarter  of  2000  were

$1.31  billion, compared with $1.14 billion for the same  period  a year  ago, an increase of 15.5%.  Other income and expense reflects

gains  related  to  the  sale of certain equity  securities.   Also

included  in other income and expense is the write-down of  certain intangible  assets to their realizable market value  for  potential

sale.   Worldwide basic net earnings per share for the period  were

$.95,  compared with $.82 for the same period in 1999, an  increase of  15.9%.  Worldwide diluted net earnings per share for the period were  $.93,  compared with $.80 for the same  period  in  1999,  an increase of 16.3%.

   Domestic  sales  for the first three months of 2000  were  $4.20 billion,  an  increase of 12.2% over 1999 domestic sales  of  $3.75 billion  for  the same period.  Sales by international subsidiaries were  $3.12  billion  for the first quarter of 2000  compared  with

$2.99  billion for the same period a year ago, an increase of 4.1%.

Excluding   the  impact  of  the  higher  value  of   the   dollar,

international sales increased by 9.6% for the quarter.

   Worldwide Consumer segment sales for the first quarter  of  2000 were  $1.8  billion, an increase of 1.4% versus the same  period  a

year  ago.   Domestic sales were up 1.7% while international  sales

gains in local currency of 6.0% were partially offset by a negative currency  impact  of 5.0%.  Consumer sales were  led  by  continued

strength  in the skin care franchise, which includes the NEUTROGENA and  RoC  product lines.  During the quarter, the Company  launched

AFLEXA,  a  glucosamine  product that helps  promote  and  maintain healthy joint tissue.



                              - 13 -
   Worldwide  pharmaceutical sales of $3.0 billion for the  quarter increased  18.0%  over  the same period in  1999,  including  27.5%

growth  in  domestic  sales  and a 4.3% increase  in  international

sales.   International sales gains in local currency of 11.5%  were

partially  offset  by a negative currency impact  of  7.2%.   Sales

growth  reflects the strong performance of PROCRIT/EPREX,  for  the

treatment   of  anemia;  RISPERDAL,  an  antipsychotic  medication;

DURAGESIC, a transdermal patch for chronic pain; LEVAQUIN, an anti-

infective;   ULTRAM,  an  analgesic;  REMICADE,  a  treatment   for

rheumatoid   arthritis   and  Crohn's   disease;   and   the   oral

contraceptive  line  of products.  The sales growth  was  partially

offset   by  a  decline  in  sales  of  PROPULSID  (cisapride),   a

gastrointestinal prokinetic.  In January, the Company  revised  its marketing  of  Propulsid to doctors to include  more  comprehensive directions to ensure appropriate use.  The primary revisions to the prescribing  information included a requirement for  physicians  to conduct  certain tests to identify patients who are not appropriate candidates for Propulsid therapy.  The updated labeling states that an  initial electrocardiogram must be conducted to exclude patients

with   cardiac   abnormalities,  along  with   an   assessment   of

electrolytes  (calcium, magnesium and potassium) and creatinine,  a substance excreted by the kidneys.  In March, the Company announced a limited-access program for PROPULSID and that the product will no longer  be marketed in the United States.  As a result, the Company recorded reserves related to inventory and sales returns associated with this limited-access program for PROPULSID.

   During the quarter, the Company received approval from the  U.S.

Food and Drug Administration (FDA) for an additional indication for

LEVAQUIN  (levofloxacin) for the treatment of  penicillin-resistant streptococcus  pheumoniae  in community-acquired  pneumonia  (CAP).

This   new   indication  makes  LEVAQUIN  the  first   prescription

antimicrobial agent specifically indicated for CAP caused  by  this resistant  bacterium.  The Company also received European  approval for  an  expanded  indication for EPREX (epoetin alfa)  for  anemia associated  with  non-platinum chemotherapy, which  includes  solid tumors,  malignant lymphoma and multiple myeloma.  EPREX is  highly

effective    in   increasing   hemoglobin,   reducing   transfusion

requirements,  reducing fatigue and increasing the overall  quality of  life  in  cancer patients receiving chemotherapy.  The  Company also  received  its first regulatory approval within  the  European

Union  from  Sweden for REMINYL (galantamine) for the treatment  of

Alzheimer's Disease.


                              - 14 -
   Worldwide  sales  of  $2.5 billion in the  Professional  segment represented  an  increase of 3.7% over the first quarter  of  1999.

Domestic sales were up 1.7% while international sales were up 6.0%.

International sales gains in local currency of 10.5% were partially

offset  by  a  negative  currency impact  of  4.5%.   Strong  sales

performance by DePuy's orthopaedic joint reconstruction and  spinal products,  Vistakon's disposable contact lens products and  Cordis'

coronary and endovascular stents were partially offset by a decline in sales of LifeScan's blood glucose monitoring systems.

    During  the  quarter,  the  Company  completed  its  previously announced  merger with Innovasive Devices, Inc., a manufacturer  of surgical  devices and instrumentation.  Innovasive's  products  are used in sports medicine surgery and address soft tissue injuries in the knee, shoulder and other small joints.


LIQUIDITY AND CAPITAL RESOURCES

   Cash  and  current marketable securities increased $321  million during the first three months of 2000 to $4,200 million at April 2,

2000.   Total  borrowings decreased $596 million during  the  first three months of 2000 to $3,660 million.  Net cash (cash and current marketable  securities net of debt) as of April 2,  2000  was  $540

million.   Net  debt  (debt  net  of cash  and  current  marketable

securities)  as  of the end of 1999 was $377 million.   Total  debt

represented 17.6% of total capital (shareowners' equity  and  total

debt)  at quarter end compared with 20.8% at the end of 1999.   For

the  period  ended  April  2, 2000, there  were  no  material  cash commitments.

   Additions to property, plant and equipment were $310 million for the  first three months of 2000, compared with $334 million for the same period in 1999.

   On  April  19,  2000, the Board of Directors  approved  a  14.3%

increase in the quarterly dividend rate from 28 cents per share  to

32  cents  per share. The dividend is payable on June 13,  2000  to shareowners of record as of May 23, 2000.




                              - 15 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS


   This  Form 10-Q contains "forward-looking statements."  Forward-

looking  statements do not relate strictly to historical or current facts  and anticipate results based on management's plans that  are

subject   to  uncertainty.   Forward-looking  statements   may   be

identified  by  the  use of words like "plans," "expects,"  "will,"

"anticipates,"  "estimates" and other words of similar  meaning  in

conjunction  with,  among  other  things,  discussions  of   future

operations,  financial  performance,  the  Company's  strategy  for growth,  product development, regulatory approvals, market position and expenditures.

   Forward-looking statements are based on current expectations  of

future  events.   The Company cannot guarantee  that  any  forward-

looking  statement will be accurate, although the Company  believes that  it  has  been reasonable in its expectations and assumptions.

Investors  should  realize  that if  underlying  assumptions  prove inaccurate  or  unknown risks or uncertainties materialize,  actual results  could vary materially from the Company's expectations  and projections.  Investors are therefore cautioned not to place  undue

reliance  on  any  forward-looking  statements.   Furthermore,  the

Company   assumes  no  obligation  to  update  any  forward-looking

statements  as  a  result of new information or  future  events  or developments.

   The  Company's  Annual Report on Form 10-K for the  fiscal  year ended  January 2, 2000 contains, in Exhibit 99(b), a discussion  of various  factors  that could cause actual results  to  differ  from

expectations.   That Exhibit from the Form 10-K is incorporated  in

this  filing  by  reference.  The Company notes  these  factors  as permitted by the Private Securities Litigation Reform Act of 1995.






                              - 16 -

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There  has  been no material change in the Company's assessment  of its sensitivity to market risk since its presentation set forth  in

Item  7A,  "Quantitative and Qualitative Disclosures  About  Market

Risk," in its Annual Report on Form 10-K for the fiscal year  ended

January 2, 2000.


Part II - OTHER INFORMATION
Item 1.     Legal Proceedings

The  Company is involved in numerous product liability cases in the

United States, many of which concern adverse reactions to drugs and medical  devices.  The damages claimed are substantial,  and  while the  Company  is  confident of the adequacy  of  the  warnings  and instructions  for  use which accompany such  products,  it  is  not

feasible  to predict the ultimate outcome of litigation.   However,

the Company believes that if any liability results from such cases,

it  will be substantially covered by reserves established under its

self-insurance   program  and  by  commercially  available   excess

liability insurance.

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

   The  Company's  subsidiary, Johnson & Johnson Vision  Care  Inc.

(Vision  Care), together with another contact lens manufacturer,  a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple

State  Attorneys General on behalf of consumers alleging violations of federal and state antitrust laws.  These cases, which were filed between July 1994 and December 1996 and are consolidated before the

United  States district Court for the Middle District  of  Florida,

assert  that enforcement of Vision Care's long-standing  policy  of selling contact lenses only to licensed eye care professionals is a

result   of   an  unlawful  conspiracy  to  eliminate   alternative

distribution channels from the disposable contact lens market.  The

Company  believes  that  these actions are  without  merit  and  is defending them vigorously.


                              - 17 -
  Johnson & Johnson Vision Care is also a defendant in a nationwide consumer class action brought on behalf of purchasers of its ACUVUE brand contact lenses. The plaintiffs in that action, which was filed in 1996 in New Jersey State Court, allege that Vision Care sold its 1-DAY ACUVUE lens at a substantially cheaper price than ACUVUE and misled consumers into believing these were different lenses when, in fact, they were allegedly "the same lenses."
Plaintiffs are seeking substantial damages and an injunction against supposed improper conduct. The Company believes these claims are without merit and is defending the action vigorously.
  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho's licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to terminate Ortho's U.S. license rights and collect substantial damages based on alleged deliberate EPO sales by Ortho during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho's U.S. license rights to EPO are material to the Company; thus, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.
  The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.
   The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.

Item 5.     Other Information

  Amgen is proceeding to trial this month in Boston, Massachusetts, in its patent infringement action against Transkaryotic Therapies, Inc. (TKT), the developer of a gene-activated EPO product, and Aventis S.A., which holds marketing rights to the TKT product. TKT and Aventis are seeking to invalidate the Amgen patents asserted against them, which patents are exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications. Ortho Biotech is not a party to the action and is not in a position to express views as to its probable outcome.

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibit Numbers

            (1)     Exhibit 27 - Financial Data Schedule

   (b)      Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three month period ended April 2, 2000.

                              - 18 -




                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 12, 2000           By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  May 12, 2000           By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)






















                              - 19 -