Form 10-K405/A
period 2000-01-02
JOHNSON & JOHNSON
filed 2000-06-27
CIK 200406

================================================================================






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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                    Name of each exchange on
      Title of each class                              which registered
     -------------------                            -----------------------
 Common Stock, Par Value $1.00                      New York Stock Exchange

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Portions of registrant's annual report to shareowners for fiscal year 1999.

Part III:       Portions of registrant's proxy statement for its 2000 annual meeting of shareowners.

================================================================================

                                   SIGNATURES

       Pursuant to the requirements of Section l3 of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 27, 2000                           JOHNSON & JOHNSON
                                               (Registrant)

                                    By /s/ R. S. Larsen
                                       ---------------------------------------
                                    R. S. Larsen, Chairman, Board of Directors
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                       Date
        ---------                       -----                       ----
/s/ R. S. Larsen                      Chairman,
-----------------------          Board of Directors and
       R. S. Larsen                 Chief Executive
                                 Officer, and Director
                                      (Principal
                                  Executive Officer)              June 27, 2000

/s/ R. J. Darretta                Vice President-Finance
-----------------------           (Principal Financial
       R. J. Darretta                  Officer)                   June 26, 2000


/s/ C. E. Lockett                      Controller                 June 27, 2000
-----------------------
       C. E. Lockett


/s/ G. N. Burrow                       Director                   June 26, 2000
-----------------------
       G. N. Burrow


/s/ J. G. Cooney                       Director                   June 22, 2000
-----------------------
       J. G. Cooney


/s/ J. G. Cullen                       Director                   June 23, 2000
-----------------------
       J. G. Cullen


/s/ M. J. Folkman                      Director                   June 22, 2000
--------------------------
       M. J. Folkman



     Signature                           Title                       Date
     ---------                           -----                       ----
   /s/ A. D. Jordan                   Director                    June 22, 2000
------------------------
       A. D. Jordan


                                      Director                    June   , 2000
------------------------
       A. G. Langbo


   /s/ J. S. Mayo                     Director                    June 22, 2000
------------------------
       J. S. Mayo


   /s/ L. F. Mullin                   Director                    June 23, 2000
-------------------------
       L. F. Mullin


   /s/ H. B. Schacht                  Director                    June 23, 2000
------------------------
       H. B. Schacht


   /s/ M. F. Singer                   Director                    June 23, 2000
------------------------
       M. F. Singer


   /s/ J. W. Snow                     Director                    June 22, 2000
------------------------
       J. W. Snow


   /s/ R. N. Wilson                   Vice Chairman,              June 27, 2000
------------------------              Board of Directors
       R. N. Wilson                     and Director


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

10(i)                   Executive Income Deferral Plan (as amended)--(1). *




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

10(m)                   Stock Option Gain Deferral Plan --(1). *

10(n)                   Estate Preservation Plan --(1). *

12                      -- Statement of Computation of Ratio of Earnings to
                        Fixed Charges -- (1).

13                      -- Pages 22-46 of the Company's Annual Report to
                        Shareowners for fiscal year 1999 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") - (1).

21                      -- Subsidiaries -- (1).

23                      -- Consent of Independent Auditors - (1).

27                      -- Financial Data Schedule for Year Ended January 2,
                        2000 - (1).

99(a)(i)                -- Form 11-K for the Johnson & Johnson Savings
                        Plan -- Filed with this document.

99(a)(ii)               -- Form 11-K for the Johnson & Johnson Retirement
                        Savings Plan -- Filed with this document.

99(a)(iii)              -- Form 11-K for the Johnson & Johnson Savings Plan for
                        Union Represented Employees -- Filed with this document

99(a) (iv)              -- Form 11-K for the Centocor Qualified Savings and
                        Retirement Plan -- Filed with this document.

99(b)                   -- Cautionary Statement pursuant to Private Securities
                        Litigation Reform  Act of 1995:  "Safe Harbor" for
                        Forward-Looking Statements -- (1).

------------------
(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended January 2, 2000.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

              A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired Exhibit(s) to the Secretary at the principal executive offices of the Company.