Form 10-Q
period 2000-06-02
JOHNSON & JOHNSON
filed 2000-08-15
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 2, 2000

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

      On  July  28,  2000, 1,390,331,801 shares of Common  Stock,
$1.00 par value, were outstanding.







                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.

Item 1.  Financial Statements

    Consolidated Balance Sheet -
      July 2, 2000 and January 2, 2000                      3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended July 2, 2000 and
      July 4, 1999                                          5


    Consolidated Statement of Earnings for the
      Fiscal Six Months Ended July 2, 2000 and
      July 4, 1999                                          6


    Consolidated Statement of Cash Flows for the
      Fiscal Six Months Ended July 2, 2000 and
      July 4, 1999                                          7


    Notes to Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      19



Part II - Other Information


    Item 1 - Legal Proceedings                              19

     Item 4 - Submission of Matters to a Vote of Security Holders
21

    Item 5 - Other Information                              22

    Item 6 - Exhibits and Reports on Form 8-K               22

    Signatures                                              23






                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                             July 2,      January
2,
                                              2000           2000
Current Assets:

 Cash and cash equivalents             $ 2,937         2,363

 Marketable securities, at cost          1,562         1,516

 Accounts receivable, trade, less
  allowances $358 (1999 - $389)          4,441         4,233

 Inventories (Note 3)                    3,060         3,095

 Deferred taxes on income                1,054         1,105

 Prepaid expenses and other
  receivables                            1,312           888


      Total current assets              14,366        13,200

Marketable securities, non-current         398           441

Property, plant and equipment, at cost  11,263        11,046

  Less accumulated depreciation and
    amortization                         4,571         4,327

                                         6,692         6,719

Intangible assets, net (Note 4)          7,395         7,571

Deferred taxes on income                    90           104

Other assets                             1,364         1,128


      Total assets                     $30,305        29,163

         See Notes to Consolidated Financial Statements





                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                           July 2,        January
2,
                                            2000             2000
Current Liabilities:

    Loans and notes payable         $   870          1,806

    Accounts payable                  1,785          2,003

    Accrued liabilities               2,948          2,972

 Accrued salaries, wages and commissions568            467

    Taxes on income                     434            206

        Total current liabilities     6,605          7,454

Long-term debt                        2,434          2,450

Deferred tax liability                  276            287

Employee related obligations          1,884          1,749

Other liabilities                     1,127          1,010

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,921,000 and
   1,534,916,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                   (35)            (41)

    Accumulated other comprehensive income(350)       (396)
  (Note 7)

    Retained earnings                17,839         16,192

                                                           18,989
17,290
      Less common stock held in treasury,
    at cost (143,852,000 & 145,233,000
     shares)                          1,010          1,077

      Total shareowners' equity      17,979         16,213

      Total liabilities and shareowners'
    equity                          $30,305         29,163

         See Notes to Consolidated Financial Statements


                             - 4 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                          Fiscal Quarter Ended
                                   July  2,   Percent      July  4,
Percent
                                   2000    to Sales     1999     to
Sales



Sales to customers (Note 5) $7,508     100.0   6,971      100.0

Cost of products sold        2,256      30.0   2,123       30.5

Gross Profit                 5,252      70.0   4,848       69.5

Selling, marketing and
  administrative expenses    2,745      36.6   2,588       37.1

Research expense               667       8.9     596        8.5

Interest income                (81)     (1.1)    (53)       (.8)

Interest expense, net of
  portion capitalized           38        .5      53         .8

Other (income)expense, net     17         .2      35         .5

                             3,386      45.1   3,219       46.1

Earnings before provision
  for taxes on income        1,866      24.9   1,629       23.4

Provision for taxes on
  income (Note 2)              535       7.2     465        6.7


NET EARNINGS                $1,331      17.7   1,164       16.7


NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .95               .84
  Diluted                   $  .94               .82

CASH DIVIDENDS PER SHARE    $  .32               .28

AVG. SHARES OUTSTANDING
  Basic                    1,390.7           1,390.1
  Diluted                  1,413.6           1,421.2


         See Notes to Consolidated Financial Statements


                             - 5 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                            Fiscal Six Months
                                   July  2,   Percent      July  4,
Percent
                                   2000    to Sales     1999     to
Sales



Sales to customers (Note 5)$14,827     100.0  13,710      100.0

Cost of products sold        4,497      30.3   4,193       30.6

Gross Profit                10,330      69.7   9,517       69.4

Selling, marketing and
  administrative expenses    5,354      36.2   5,025       36.7

Research expense             1,304       8.8   1,153        8.4

Interest income               (158)     (1.1)   (107)       (.8)

Interest expense, net of
  portion capitalized           84        .6     107         .8

Other (income)expense, net    (12)       (.1)     88         .6

                             6,572      44.4   6,266       45.7

Earnings before provision
  for taxes on income        3,758      25.3   3,251       23.7

Provision for taxes on
  income (Note 2)            1,113       7.5     949        6.9


NET EARNINGS               $ 2,645      17.8   2,302       16.8


NET EARNINGS PER SHARE (Note 6)
  Basic                     $ 1.90              1.66
  Diluted                   $ 1.87              1.62

CASH DIVIDENDS PER SHARE    $  .60               .53

AVG. SHARES OUTSTANDING
  Basic                    1,390.2           1,390.0
  Diluted                  1,412.8           1,418.8


         See Notes to Consolidated Financial Statements


                             - 6 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                      Fiscal    Six
Months
                                                       July      2,
July 4,
                                                               2000
1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                             $ 2,645       2,302
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles                 795         747
   Accounts receivable reserves               (25)         (16)
   Changes in assets and liabilities, net
      of effects from acquisition of
      businesses:
   Increase in accounts receivable           (280)        (720)
   Increase in inventories                    (35)        (265)
   Changes in other assets and liabilities     154         371

   NET CASH FLOWS FROM OPERATING ACTIVITIES  3,254       2,419

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(672)        (682)
   Proceeds from the disposal of assets         26           5
   Acquisition of businesses, net of cash
     acquired                                  (7)        (188)
   Purchases of investments                (2,139)      (1,016)
   Sales of investments                      2,158         932
   Other                                      (76)         (83)

   NET CASH USED BY INVESTING ACTIVITIES     (710)      (1,032)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                  (826)        (713)
   Repurchase of common stock                (369)        (402)
   Proceeds from short-term debt               162       2,563
   Retirement of short-term debt           (1,086)      (2,641)
   Proceeds from long-term debt                  6           4
   Retirement of long-term debt               (15)        (140)
   Proceeds from the exercise of stock options   183       142

   NET CASH USED BY FINANCING ACTIVITIES   (1,945)      (1,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (25)         (74)

INCREASE IN CASH AND CASH EQUIVALENTS         574          126

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 2,363     1,994

CASH AND CASH EQUIVALENTS, END OF PERIOD     2,937       2,120

ACQUISITION OF BUSINESSES
Fair value of assets acquired                   83         188
Fair value of liabilities assumed              (1)           -
                                                82         188
Treasury stock issued at fair value           (75)           -
Net cash payments                         $      7         188


         See Notes to Consolidated Financial Statements


                             - 7 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  The accompanying unaudited interim financial statements

and   related  notes  should  be  read  in  conjunction  with   the

Consolidated  Financial  Statements  of  Johnson  &   Johnson   and

Subsidiaries (the "Company") and related notes as contained in  the

Annual  Report  on Form 10-K for the fiscal year ended  January  2,

2000.   The  unaudited financial statements for the fiscal  quarter and  six  months  ended  July 4, 1999 have been  prepared  to  give retroactive effect to the merger with Centocor on October 6,  1999.

The  unaudited interim financial statements include all adjustments

(consisting  only  of  normal recurring adjustments)  and  accruals necessary in the judgment of management for a fair presentation  of such statements.





NOTE 2 - INCOME TAXES

The  effective income tax rates for the first half of 2000 and 1999 are  29.6% and 29.2%, respectively, as compared to the U.S. federal statutory rate of 35%.  The difference from the statutory  rate  is primarily  the result of domestic subsidiaries operating in  Puerto

Rico under a grant for tax relief expiring on December 31, 2007 and the  result  of  subsidiaries manufacturing  in  Ireland  under  an incentive tax rate expiring on December 21, 2010.





NOTE 3 - INVENTORIES

(Dollars  in  Millions)                  July 2, 2000   January  2,
2000

Raw materials and supplies         $   510           663
Goods in process                       480           416
Finished goods                       2,070         2,016
                                   $ 3,060        3,095







                               - 8 -


NOTE 4 - INTANGIBLE ASSETS

(Dollars  in  Millions)                  July 2, 2000   January  2,
2000

Intangible assets                  $ 8,701         8,755
Less accumulated amortization        1,306         1,184
                                   $ 7,395         7,571


The  excess  of  the  cost over the fair value  of  net  assets  of purchased businesses is recorded as goodwill and is amortized on  a straight-line basis over periods of up to 40 years.

The   cost  of  other  acquired  intangibles  is  amortized  on   a

straight-line basis over their estimated useful lives.

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                       Second Quarter               Six Months
                                Percent                   Percent
                 2000    1999 Increase      2000   1999  Increase
                               (Decrease)                (Decrease)
Consumer
  Domestic    $   902     873     3.3      1,845  1,801     2.4
  International   805     814    (1.1)     1,614  1,615     (.1)
                1,707   1,687     1.2%     3,459  3,416     1.3%

Pharmaceutical
  Domestic      2,121   1,716    23.6      4,070  3,244    25.5
  International 1,100   1,113    (1.2)     2,193  2,162     1.4
                3,221   2,829    13.9%     6,263  5,406    15.9%

Professional
  Domestic      1,360   1,315     3.4      2,671  2,604     2.6
  International 1,220   1,140     7.0      2,434  2,284     6.6
                2,580   2,455     5.1%     5,105  4,888     4.4%

Domestic        4,383   3,904    12.3      8,586  7,649    12.2
International   3,125   3,067     1.9      6,241  6,061     3.0
  Worldwide    $7,508   6,971     7.7%    14,827 13,710     8.1%











                               - 9 -

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                      Second Quarter                 Six Months
                               Percent                     Percent
                               Increase                    Increase
                  2000  1999(Decrease)       2000  1999  (Decrease)

Consumer           221   156     41.7         443    380   16.6
Pharmaceutical   1,249 1,094     14.2       2,514  2,078   21.0
Professional       436   430      1.4         895    883    1.4
  Segments total 1,906 1,680     13.5       3,852  3,341   15.3
Expenses not allocated
  to segments      (40)  (51)                 (94)  (90)

  Worldwide total$1,8661,629     14.5       3,758  3,251   15.6


SALES BY GEOGRAPHIC AREA

                      Second Quarter                 Six Months
                               Percent                     Percent
                               Increase                    Increase
                  2000  1999(Decrease)       2000  1999  (Decrease)

U.S.            $4,383 3,904     12.3       8,586  7,649   12.2
Europe           1,665 1,713     (2.8)      3,343  3,460   (3.4)
Western Hemisphere
  excluding U.S.   507   503       .8       1,023    981    4.3
Asia-Pacific,
  Africa           953   851     12.0       1,875  1,620   15.7

  Worldwide     $7,508 6,971      7.7%     14,827 13,710    8.1%

NOTE 6 - EARNINGS PER SHARE
  The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the six months ended July 2, 2000 and July 4, 1999:
                                                             Fiscal
Fiscal
                                Quarter Ended            Six Months
Ended
                              July 2, July 4,   July 2,  July 4,
                               2000    1999      2000     1999

Basic net earnings per share$    .95     .84      1.90     1.66
Average shares outstanding
  - basic                   1,390.7  1,390.1   1,390.2  1,390.0
Potential shares exercisable
  under stock option plans     63.1     71.0      63.0     69.9

Less: shares which could be
  repurchased under treasury
  stock method                (40.2)   (39.9)    (40.4)   (41.1)
Adjusted average shares
  outstanding - diluted     1,413.6  1,421.2   1,412.8  1,418.8
Diluted earnings per share $    .94      .82      1.87     1.62


   The diluted earnings per share calculation does not include approximately 6 million shares related to convertible debt and 12 million shares of options whose exercise price is greater than average market value as the effect would be anti-dilutive.
                              - 10 -



NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The  total  comprehensive income for the six months ended  July  2,

2000  is $2,652 million, compared with $2,140 million for the  same

period  a  year  ago.  Total  comprehensive  income  includes   net

earnings,  net unrealized currency gains and losses on  translation

and   net  unrealized  gains  and  losses  on  available  for  sale securities.



NOTE 8 - ACQUISITIONS

During the first quarter, the Company completed the acquisitions of

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



























                              - 11 -



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133-138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.
  The Company will adopt SFAS 133-138 in the first quarter of 2001 and does not expect it to have a material effect on the Company's results of operations, cash flows or financial position.
   During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. The Company has determined that the adoption of EITF Issue No. 00-14 will have no effect on its financial position. The Company is in the process of determining the potential effect on its statement of earnings presentation and upon adoption, if necessary, previously issued financial statements may need to be reclassified to conform to the new presentation.




                              - 12 -
NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES
In the fourth quarter of 1998, the Company approved a plan to reconfigure its global network of manufacturing and operating facilities with the objective of enhancing operating efficiencies. This plan is currently underway and is targeted for completion in 2000. Among the initiatives supporting this plan were the closures of inefficient manufacturing facilities, exiting certain businesses which were not providing an acceptable return and related employee separations.
   The estimated cost of this plan is $613 million. The charge consisted of employee separation costs of $161 million, asset impairments of $322 million, impairments of intangibles of $52 million, and other exit costs of $78 million. Employee separations will occur primarily in manufacturing and operations facilities affected by the plan. The decision to exit certain facilities and businesses decreased expected future cash flows triggering the asset impairment. The amount of impairment of such assets was calculated using discounted cash flows or appraisals.
   Of the separation costs of $161 million, $3 million were paid in 1998 and $58 million were paid in 1999. With regard to the exit costs of $78 million, $38 million were paid in 1999. Payments made through six months ended July 2, 2000 of these severance and other exit costs are as follows:
                                 Remaining             Remaining
                                  Accrual @   Cash      Accrual @
                                               January   2,    2000
Outlays                    July 2, 2000

Employee Separations          $    100          28         72

Other exit costs:
Distributor terminations            11           -         11
Disposal costs                      10           3          7
Lease termination                    7           7          -
Customer compensation                1           1          -
Other                               11           6          5
Total other costs                   40          17         23

                              $    140          45         95

The restructuring plan consisted of the reduction of manufacturing facilities around the world by 36, from 159 to 123 plants. None of the assets affected by this plan were held for disposal. Changes in estimates to date have been immaterial. The headcount reduction related to this plan through July 2, 2000 was approximately 2,400 employees.

NOTE 11 - LEGAL PROCEEDINGS
     The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in
Part II of this Report on Form 10-Q.
                              - 13 -

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated sales for the first six months of 2000 were  $14.83 billion,  which exceeded sales of $13.71 billion for the first  six months  of 1999 by 8.1%.  The strength of the U.S. dollar  relative to  the foreign currencies decreased sales for the first six months of  2000 by 2.5%. Excluding the effect of the stronger U.S.  dollar relative  to  foreign  currencies,  sales  increased  10.6%  on  an

operational  basis for the first six months of 2000.   Consolidated

net  earnings for the first six months of 2000 were $2.65  billion,

compared  with  net  earnings of $2.30 billion for  the  first  six months of 1999.  Other income and expense reflects gains related to the  sale  of  certain equity securities.  Also included  in  other income  and expense is the write-down of certain intangible  assets to their realizable market value.  Worldwide basic net earnings per share  for  the first six months of 2000 were $1.90, compared  with

$1.66 for the same period in 1999, an increase of 14.5%.  Worldwide diluted  net  earnings per share for the first six months  of  2000 were  $1.87,  compared with $1.62 for the same period in  1999,  an increase of 15.4%

   Consolidated  sales for the second quarter of  2000  were  $7.51 billion,  an  increase of 7.7% over 1999 second  quarter  sales  of

$6.97 billion.  The effect of the stronger U.S. dollar relative  to

foreign   currencies  decreased  second  quarter  sales  by   2.5%.

Consolidated net earnings for the second quarter of 2000 were $1.33 billion,  compared with $1.16 billion for the same  period  a  year ago,  an increase of 14.3%. Worldwide basic net earnings per  share for  the  second quarter of 2000 rose 13.1% to $.95, compared  with

$.84  in the 1999 period.  Worldwide diluted net earnings per share for  the  second quarter of 2000 rose 14.6% to $.94, compared  with

$.82 in 1999.

   Domestic  sales  for the first six months  of  2000  were  $8.59 billion,  an  increase of 12.2% over 1999 domestic sales  of  $7.65 billion  for  the  same period a year ago.  Sales by  international subsidiaries  were $6.24 billion for the first six months  of  2000 compared  with  $6.06 billion for the same period a  year  ago,  an increase  of 3.0%.  Excluding the impact of the stronger  value  of the dollar, international sales increased by 8.6%.






                              - 14 -
   Worldwide Consumer segment sales for the second quarter of  2000 were  $1.71 billion, an increase of 1.2% versus the same  period  a

year  ago.   Domestic sales were up 3.3% while international  sales

gains  in local currency of 5.0% were offset by a negative currency impact  of 6.1%.  Consumer sales were led by continued strength  in the  skin  care franchise, which includes the NEUTROGENA,  RoC  and

CLEAN  &  CLEAR  product lines.  During the  quarter,  the  Company launched MOTRIN Migraine Pain, the first over-the-counter ibuprofen-

based treatment proven effective for migraine headache pain.

   Worldwide pharmaceutical sales of $3.22 billion for the  quarter increased  13.9%  over  the same period in  1999,  including  23.6%

growth  in  domestic  sales  and a 1.2% decrease  in  international

sales.   International sales gains in local currency of  5.6%  were offset by a negative currency impact of 6.8%.

   Sales  growth  reflects the strong performance of PROCRIT/EPREX,

for   the   treatment  of  anemia;  RISPERDAL,   an   antipsychotic

medication;  DURAGESIC,  a  transdermal  patch  for  chronic  pain;

LEVAQUIN,  an  anti-infective; ULTRAM, an  analgesic;  REMICADE,  a treatment  for  rheumatoid arthritis and Crohn's disease,  and  the oral  contraceptive line of products.  PROPULSID  (cisapride,  sold

outside   the  United  States  as  PREPULSID),  a  gastrointestinal

prokinetic, experienced an anticipated decline in sales.  In March,

the  Company  announced a limited-access program for PROPULSID  and that the product would not longer be marketed in the United States.

In  Europe,  the  European Agency for the Evaluation  of  Medicinal

Products (EMEA) has initiated an Article 12 procedure to review the benefit/risk  of  PREPULSID.  The product  license  has  also  been temporarily suspended in a number of European countries pending the outcome  of  the  EMEA review.  As a result of these  actions,  the

Company  has  recorded  reserves related  to  inventory  and  sales returns.

   During  the  quarter,  the Company received  approval  from  the

European  regulatory  authority  for  REMICADE  (infliximab)   with

methotrexate for the reduction of signs and symptoms of  rheumatoid

arthritis.   REMICADE is the first of a new class  of  agents  that

neutralize a key inflammatory mediator called TNF-alpha.   On  July

12,  2000 the Food and Drug Administration (FDA) Arthritis Advisory

Committee  unanimously recommended approval of an additional  claim for  the  use  of REMICADE (infliximab) with methotrexate  for  the reduction of joint damage in patients with rheumatoid arthritis.


                              - 15 -
   On  July  12,  2000  the  Company also  announced  that  REMINYL

(galantamine),  a  new  treatment for  mild  to  moderately  severe

Alzheimer's  disease, successfully completed  the  European  Mutual

Recognition  Process.   Thirteen European  countries,  as  well  as

Norway  and Iceland, have mutually agreed to recognize the  earlier approval of REMINYL by the Reference Member State, Sweden.  REMINYL

has  been  shown to significantly benefit the cognitive, functional and behavioral symptoms of patients with the disease.

   Professional segment sales in the second quarter increased  over the  same  period in the prior year by 5.1% to $2.58  billion  with domestic  and  international sales of 3.4% and  7.0%  respectively.

International sales gains in local currency of 11.1% were partially

offset  by  a  negative  currency impact  of  4.1%.   Strong  sales

performances by DePuy's orthopaedic joint reconstruction and spinal

products;   Ethicon  Endo-Surgery's  minimally  invasive   surgical

products; Cordis' coronary and endovascular stents; Ethicon's Mitek

suture   anchors  and  Gynecare's  women's  health  products,   and

Vistakon's  disposable  contact  lens  products  were  the  primary contributors to the Professional segment growth.

   During the quarter, the Company received FDA approval to  market its  new  BX  VELOCITY Coronary Artery Stent for the  treatment  of abrupt  or  threatened closure of arteries. The launch  of  the  BX

VELOCITY  has  been very well received.  The Company also  received

European  approval for its new heparin-coated BX VELOCITY  Coronary

Stent utilizing a proprietary coating, Hepacoat. Heparin is a safe,

effective pharmaceutical agent widely used for reducing or  helping to prevent clotting.









                              - 16 -

   In addition, on June 19, 2000, an FDA advisory panel unanimously recommended  approval  of  the  Company's  CHECKMATE  Intravascular

Brachytherapy System for gamma radiation treatment of patients with in-stent restenosis, a complication associated with coronary artery

disease.   The  CHECKMATE  System, currently  undergoing  expedited

review at the FDA, is the first of its kind to be recommended by an

FDA panel for approval.



LIQUIDITY AND CAPITAL RESOURCES

   Cash  and  current marketable securities increased $620  million during  the first six months of 2000 to $4,499 million at  July  2,

2000.  Total borrowings decreased $952 million during the first six months  of  2000  to  $3,304 million.  Net cash (cash  and  current marketable  securities net of debt) as of July 2, 2000  was  $1,195

million.   Net  debt  (debt  net  of cash  and  current  marketable

securities)  as  of the end of 1999 was $377 million.   Total  debt

represented 15.5% of total capital (shareowners' equity  and  total

debt)  at quarter end compared with 20.8% at the end of 1999.   For

the  period  ended  July  2,  2000, there  were  no  material  cash commitments.

   Additions to property, plant and equipment were $672 million for the  first six months of 2000, compared with $682 million  for  the same period in 1999.

   On  July  17,  2000, the Board of Directors approved  a  regular quarterly dividend of 32 cents per share, payable on September  12,

2000 to shareowners of record as of August 22, 2000.














                              - 17 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS


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






                              - 18 -
Item 3. Quantitative and Qualitative Disclosures About Market Risk There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth  in

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


                              - 19 -
  Johnson & Johnson Vision Care is also a defendant in a nationwide consumer class action brought on behalf of purchasers of its ACUVUE brand contact lenses. The plaintiffs in that action, which was filed in 1996 in New Jersey State Court, allege that Vision Care sold its 1-DAY ACUVUE lens at a substantially cheaper price than ACUVUE and misled consumers into believing these were different lenses when, in fact, they were allegedly "the same lenses."
Plaintiffs are seeking substantial damages and an injunction against supposed improper conduct. The Company believes these claims are without merit and is defending the action vigorously.
  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate EPO sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's U.S. license rights to EPO are material to the Company; thus, an unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.
  The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.
   The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.























                              - 20 -
Item 4.    Submission of Matters to a Vote of Security Holders

              (a)                                   The
           annual meeting of the shareowners of the Company was held on April 19, 2000.

    (b)    The  shareowners elected all  the  Company's
           nominees for director.  The shareowners also
           approved  the  2000 Stock Option  Plan,  the
           2000   Stock  Compensation  Plan   and   the
           appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2000.

           1. Election of Directors:
                                        For            Withheld
              G. N. Burrow          1,155,700,526     7,437,615
              J. G. Cooney          1,154,712,364     8,425,777
              J. G. Cullen          1,155,878,391     7,259,750
              M. J. Folkman         1,155,629,570     7,508,571
              A. D. Jordan          1,106,253,244    56,884,897
              A. G. Langbo          1,155,488,038     7,650,103
              R. S. Larsen          1,155,596,357     7,541,784
              J. S. Mayo            1,155,195,414     7,942,727
              L. F. Mullin          1,155,818,188     7,319,953
              H. B. Schacht         1,154,984,816     8,153,325
              M. F. Singer          1,155,512,348     7,625,793
              J. W. Snow            1,155,442,074     7,696,067
              R. N. Wilson          1,155,670,335     7,467,806

            2.                            Approval  of  2000  Stock
          Option Plan:

                   For           835,600,448
                   Against       101,471,104
                   Abstain        10,433,301

           3.   Approval of 2000 Stock Compensation Plan:

                    For           867,703,013
                    Against        69,114,213
                    Abstain        10,687,627


           4.  Approval  of  Appointment of  PricewaterhouseCoopers
            LLP:

                    For         1,154,552,902
                    Against         3,293,981
                    Abstain         5,291,258

(c)  A shareowner proposal on pharmaceutical pricing was defeated.
           The vote on this proposal was as follows:

                    For            47,632,626
                    Against       867,824,720
                    Abstain        32,047,507

Item 5.     Other Information

   Testimony  in  Amgen`s  patent  infringement  trial  in  Boston,

Massachusetts  against  Transkaryotic Therapies,  Inc.  (TKT),  the developer of a gene-activated EPO product, and Aventis S.A.,  which holds  marketing  rights  to the TKT product,  should  conclude  in

September.   TKT  and Aventis are seeking to invalidate  the  Amgen

patents  asserted  against  them,  which  patents  are  exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications.

Ortho Biotech is not a party to the action and is not in a position to express views as to its probable outcome.


Item 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibit Numbers

           Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended July 2, 2000.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 11, 2000        By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  August 11, 2000        By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)