Form 10-Q
period 2000-10-01
JOHNSON & JOHNSON
filed 2000-10-31
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2000

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

      On  October 27, 2000, 1,390,029,030 shares of Common Stock,
$1.00 par value, were outstanding.






                             - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part          I          -          Financial         Information
Page No.

Item 1.  Financial Statements

    Consolidated Balance Sheet -
      October 1, 2000 and January 2, 2000                   3


    Consolidated Statement of Earnings for the
      Fiscal Quarter Ended October 1, 2000 and
      October 3, 1999                                       5


    Consolidated Statement of Earnings for the
      Fiscal Nine Months Ended October 1, 2000 and
      October 3, 1999                                       6


    Consolidated Statement of Cash Flows for the
      Fiscal Nine Months Ended October 1, 2000 and
      October 3, 1999                                       7


    Notes to Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      19



Part II - Other Information


    Item 1 - Legal Proceedings                              19

    Item 5 - Other Information                              21

    Item 6 - Exhibits and Reports on Form 8-K               21

    Signatures                                              22






                             - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                (Unaudited; Dollars in Millions)

                             ASSETS


                                           October 1,     January
2,
                                              2000           2000
Current Assets:

 Cash and cash equivalents             $ 3,550         2,363

 Marketable securities, at cost          2,037         1,516

 Accounts receivable, trade, less
  allowances $401 (1999 - $389)          4,212         4,233

 Inventories (Note 3)                    3,022         3,095

 Deferred taxes on income                1,015         1,105

 Prepaid expenses and other
  receivables                            1,389           888


      Total current assets              15,225        13,200

Marketable securities, non-current         246           441

Property, plant and equipment, at cost  11,207        11,046

  Less accumulated depreciation and
    amortization                         4,588         4,327

                                         6,619         6,719

Intangible assets, net (Note 4)          7,289         7,571

Deferred taxes on income                    98           104

Other assets                             1,307         1,128


      Total assets                     $30,784        29,163

         See Notes to Consolidated Financial Statements





                             - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                         October 1,       January
2,
                                            2000             2000
Current Liabilities:

    Loans and notes payable         $   895          1,806

    Accounts payable                  1,728          2,003

    Accrued liabilities               2,949          2,972

 Accrued salaries, wages and commissions638            467

    Taxes on income                     455            206

        Total current liabilities     6,665          7,454

Long-term debt                        2,417          2,450

Deferred tax liability                  238            287

Employee related obligations          1,911          1,749

Other liabilities                     1,067          1,010

Shareowners' equity:
    Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)                                -              -

    Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,921,000 and
   1,534,916,000 shares)              1,535          1,535

    Note receivable from employee stock
      ownership plan                   (35)            (41)

    Accumulated other comprehensive income(480)       (396)
  (Note 7)

    Retained earnings                18,546         16,192

                                                           19,566
17,290
      Less common stock held in treasury,
    at cost (144,565,000 & 145,233,000
     shares)                          1,080          1,077

      Total shareowners' equity      18,486         16,213

      Total liabilities and shareowners'
    equity                          $30,784         29,163

         See Notes to Consolidated Financial Statements


                             - 4 -


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                          Fiscal Quarter Ended
                                   Oct.  1,   Percent     Oct.   3,
Percent
                                   2000    to Sales     1999     to
Sales



Sales to customers (Note 5) $7,204     100.0   6,884      100.0

Cost of products sold        2,179      30.2   2,068       30.1

Gross Profit                 5,025      69.8   4,816       69.9

Selling, marketing and
  administrative expenses    2,675      37.1   2,617       38.0

Research expense               692       9.6     635        9.2

Interest income               (106)     (1.4)    (63)       (.9)

Interest expense, net of
  portion capitalized           31        .4      46         .7

Other (income)expense, net    (13)       (.1)     50         .7

                             3,279      45.6   3,285       47.7

Earnings before provision
  for taxes on income        1,746      24.2   1,531       22.2

Provision for taxes on
  income (Note 2)              482       6.7     420        6.1


NET EARNINGS                $1,264      17.5   1,111       16.1


NET EARNINGS PER SHARE (Note 6)
  Basic                     $  .91               .80
  Diluted                   $  .89               .78

CASH DIVIDENDS PER SHARE    $  .32               .28

AVG. SHARES OUTSTANDING
  Basic                    1,390.6           1,389.9
  Diluted                  1,415.1           1,419.0


         See Notes to Consolidated Financial Statements


                             - 5 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)



                                           Fiscal Nine Months
                                   Oct.  1,   Percent     Oct.   3,
Percent
                                   2000    to Sales     1999     to
Sales



Sales to customers (Note 5)$22,031     100.0  20,594      100.0

Cost of products sold        6,676      30.3   6,261       30.4

Gross Profit                15,355      69.7  14,333       69.6

Selling, marketing and
  administrative expenses    8,029      36.4   7,642       37.1

Research expense             1,996       9.1   1,788        8.7

Interest income               (264)     (1.2)   (170)       (.8)

Interest expense, net of
  portion capitalized          115        .5     153         .7

Other (income)expense, net    (25)       (.1)    138         .7

                             9,851      44.7   9,551       46.4

Earnings before provision
  for taxes on income        5,504      25.0   4,782       23.2

Provision for taxes on
  income (Note 2)            1,595       7.3   1,369        6.6


NET EARNINGS               $ 3,909      17.7   3,413       16.6


NET EARNINGS PER SHARE (Note 6)
  Basic                     $ 2.81              2.46
  Diluted                   $ 2.77              2.41

CASH DIVIDENDS PER SHARE    $  .92               .81

AVG. SHARES OUTSTANDING
  Basic                    1,390.3           1,390.1
  Diluted                  1,412.5           1,418.6


         See Notes to Consolidated Financial Statements


                             - 6 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                                     Fiscal    Nine
Months
                                                       Oct.      1,
Oct. 3,
                                                               2000
1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                             $ 3,909       3,413
  Adjustments to reconcile net earnings to
     cash flows:
   Depreciation and amortization of
      property and intangibles               1,183       1,136
   Accounts receivable reserves                 25         (46)
   Changes in assets and liabilities, net
      of effects from acquisition of
      businesses:
   Increase in accounts receivable           (236)        (607)
   Increase in inventories                    (84)        (351)
   Changes in other assets and liabilities     517         944

   NET CASH FLOWS FROM OPERATING ACTIVITIES  5,314       4,489
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment(1,043)    (1,101)
   Proceeds from the disposal of assets         25          18
   Acquisition of businesses, net of cash
     acquired                                  (7)        (228)
   Purchases of investments                (3,617)      (1,558)
   Sales of investments                      3,297       1,125
   Other                                     (109)          75

   NET CASH USED BY INVESTING ACTIVITIES   (1,454)      (1,669)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to shareowners                (1,279)      (1,090)
   Repurchase of common stock                (621)        (547)
   Proceeds from short-term debt               491       3,061
   Retirement of short-term debt           (1,359)      (4,276)
   Proceeds from long-term debt                  6         776
   Retirement of long-term debt               (28)        (145)
   Proceeds from the exercise of stock options   190       124
   NET CASH USED BY FINANCING ACTIVITIES   (2,600)      (2,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                        (73)         (44)

INCREASE IN CASH AND CASH EQUIVALENTS       1,187          679

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 2,363     1,994

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 3,550       2,673

ACQUISITION OF BUSINESSES
Fair value of assets acquired              $    83         228
Fair value of liabilities assumed              (1)           -
                                                82         228
Treasury stock issued at fair value           (75)           -
Net cash payments                          $     7         228


         See Notes to Consolidated Financial Statements


                             - 7 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1  -  The accompanying unaudited interim financial statements

and   related  notes  should  be  read  in  conjunction  with   the

Consolidated  Financial  Statements  of  Johnson  &   Johnson   and

Subsidiaries (the "Company") and related notes as contained in  the

Annual  Report  on Form 10-K for the fiscal year ended  January  2,

2000.   The  unaudited financial statements for the fiscal  quarter and  nine months ended October 3, 1999 have been prepared  to  give retroactive effect to the merger with Centocor on October 6,  1999.

The  unaudited interim financial statements include all adjustments

(consisting  only  of  normal recurring adjustments)  and  accruals necessary in the judgment of management for a fair presentation  of such statements.



NOTE 2 - INCOME TAXES

The effective income tax rates for 2000 and 1999 are as follows:
                                    2000            1999
    First Quarter                   30.5%           29.8%
    First Half                      29.6            29.2
    Nine Months                     29.0            28.6


The  effective income tax rates for the first nine months  of  2000 and 1999 are 29.0% and 28.6%, respectively, as compared to the U.S.

federal  statutory rate of 35%.  The difference from the  statutory rate is primarily the result of domestic subsidiaries operating  in

Puerto  Rico under a grant for tax relief expiring on December  31,

2007  and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010.


NOTE 3 - INVENTORIES

(Dollars  in Millions)                 October 1, 2000  January  2,
2000

Raw materials and supplies         $   709           663
Goods in process                       389           416
Finished goods                       1,924         2,016
                                   $ 3,022        3,095


                               - 8 -


NOTE 4 - INTANGIBLE ASSETS

(Dollars  in Millions)                 October 1, 2000  January  2,
2000

Intangible assets                  $ 8,662         8,755
Less accumulated amortization        1,373         1,184
                                   $ 7,289         7,571


The  excess  of  the  cost over the fair value  of  net  assets  of purchased businesses is recorded as goodwill and is amortized on  a straight-line basis over periods of up to 40 years.

The   cost  of  other  acquired  intangibles  is  amortized  on   a

straight-line basis over their estimated useful lives.

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                       Third Quarter               Nine Months
                                Percent                   Percent
                 2000    1999 Increase      2000   1999  Increase
                               (Decrease)                (Decrease)
Consumer
  Domestic    $   939     921     2.0      2,784  2,722     2.3
  International   783     783       -      2,397  2,398       -
                1,722   1,704     1.1%     5,181  5,120     1.2%

Pharmaceutical
  Domestic      1,900   1,683    12.9      5,970  4,927    21.2
  International 1,034   1,052    (1.7)     3,227  3,215      .4
                2,934   2,735     7.3%     9,197  8,142    13.0%

Professional
  Domestic      1,390   1,331     4.4      4,061  3,935     3.2
  International 1,158   1,114     3.9      3,592  3,397     5.7
                2,548   2,445     4.2%     7,653  7,332     4.4%

Domestic        4,229   3,935     7.5     12,815 11,584    10.6
International   2,975   2,949      .9      9,216  9,010     2.3
  Worldwide    $7,204   6,884     4.6%    22,031 20,594     7.0%











                               - 9 -

NOTE 5 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

OPERATING PROFIT BY SEGMENT OF BUSINESS

                       Third Quarter                Nine Months
                               Percent                     Percent
                               Increase                    Increase
                  2000  1999(Decrease)       2000  1999  (Decrease)

Consumer           224   206      8.7         667    583   14.4
Pharmaceutical   1,083   976     11.0       3,597  3,063   17.4
Professional       462   385     20.0       1,358  1 268    7.1
  Segments total 1,769 1,567     12.9       5,622  4,914   14.4
Expenses not allocated
  to segments      (23)  (36)                (118) (132)

  Worldwide total$1,7461,531     14.0       5,504  4,782   15.1


SALES BY GEOGRAPHIC AREA

                      Third Quarter                 Nine Months
                               Percent                     Percent
                               Increase                    Increase
                  2000  1999(Decrease)       2000  1999  (Decrease)

U.S.            $4,229 3,935      7.5      12,815 11,584   10.6
Europe           1,496 1,577     (5.1)      4,839  5,028   (3.8)
Western Hemisphere
  excluding U.S.   530   514      3.1       1,553  1,503    3.3
Asia-Pacific,
  Africa           949   858     10.6       2,824  2,479   13.9

  Worldwide     $7,204 6,884      4.6%     22,031 20,594    7.0%

NOTE 6 - EARNINGS PER SHARE
  The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the nine months ended October 1, 2000 and October 3, 1999:
                                                             Fiscal
Fiscal
                                  Quarter   Ended              Nine
Months Ended
                              Oct. 1, Oct. 3,   Oct. 1,  Oct. 3,
                               2000    1999      2000     1999

Basic net earnings per share$    .91     .80      2.81     2.46
Average shares outstanding
  - basic                   1,390.6  1,389.9   1,390.3  1,390.1
Potential shares exercisable
  under stock option plans     61.3     68.0      60.8     68.3

Less: shares which could be
  repurchased under treasury
  stock method                (36.8)   (38.8)    (38.6)   (39.8)
Adjusted average shares
  outstanding - diluted     1,415.1  1,419.0   1,412.5  1,418.6
Diluted earnings per share $    .89      .78      2.77     2.41


   The diluted earnings per share calculation does not include approximately 12 million shares of options whose exercise price is greater than average market value as the effect would be anti-dilutive.
                              - 10 -



NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive income for the nine months ended October 1,

2000  is  $3.8  billion, compared with $3.3 billion  for  the  same

period  a  year  ago.  Total  comprehensive  income  includes   net

earnings,  net unrealized currency gains and losses on  translation

and   net  unrealized  gains  and  losses  on  available  for  sale securities.



NOTE 8 - ACQUISITIONS AND DIVESTITURES

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

   During  the third quarter, the Company sold its DePuy  OrthoTech business to dj Orthopaedics LLC.  DePuy OrthoTech was a producer of knee braces and related products for rehabilitating musculoskeletal disorders.





















                              - 11 -



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133-138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.
  The Company will adopt SFAS 133-138 in the first quarter of 2001 and does not expect it to have a material effect on the Company's results of operations, cash flows or financial position.
   During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. The Company has determined that the adoption of EITF Issue No. 00-14 will have no effect on its financial position. The Company is in the process of determining the potential effect on its statement of earnings presentation and upon adoption, if necessary, previously issued financial statements may need to be revised to conform to the new presentation.


                              - 12 -
NOTE 10 - RESTRUCTURING AND SPECIAL CHARGES
In the fourth quarter of 1998, the Company approved a plan to reconfigure its global network of manufacturing and operating facilities with the objective of enhancing operating efficiencies. This plan is substantially complete with full completion expected by year-end 2000. Among the initiatives supporting this plan were the closures of inefficient manufacturing facilities, exiting certain businesses which were not providing an acceptable return and related employee separations.
   The estimated cost of this plan is $613 million. The charge consisted of employee separation costs of $161 million, asset impairments of $322 million, impairments of intangibles of $52 million, and other exit costs of $78 million. Employee separations will occur primarily in manufacturing and operations facilities affected by the plan. The decision to exit certain facilities and businesses decreased expected future cash flows, triggering the asset impairment. The amount of impairment of such assets was calculated using discounted cash flows or appraisals.
   Of the separation costs of $161 million, $3 million were paid in 1998 and $58 million were paid in 1999. With regard to the exit costs of $78 million, $38 million were paid in 1999. Payments made through nine months ended October 1, 2000 of these severance and other exit costs are as follows:
                                 Remaining             Remaining
                                  Accrual @   Cash      Accrual @
                                               January   2,    2000
Outlays                    Oct. 1, 2000

Employee Separations          $    100          42         58

Other exit costs:
Distributor terminations            11           7          4
Disposal costs                      10           5          5
Lease termination                    7           7          -
Customer compensation                1           1          -
Other                               11           7          4
Total other costs                   40          27         13

                              $    140          69         71

The restructuring plan included the reduction of manufacturing facilities around the world by 36, from 159 to 123 plants. None of the assets affected by this plan were held for disposal. Changes in estimates to date have been immaterial. The headcount reduction related to this plan through October 1, 2000 was approximately 2,800 employees.

NOTE 11 - LEGAL PROCEEDINGS
     The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in
Part II of this Report on Form 10-Q.
                              - 13 -

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated sales for the first nine months of 2000 were $22.03 billion, which exceeded sales of $20.59 billion for the first  nine months  of 1999 by 7.0%.  The strength of the U.S. dollar  relative to the foreign currencies decreased sales for the first nine months of  2000 by 2.9%. Excluding the effect of the stronger U.S.  dollar

relative  to  foreign  currencies,  sales  increased  9.9%  on   an

operational  basis for the first nine months of 2000.  Consolidated net  earnings for the first nine months of 2000 were $3.91 billion,

compared  with  net earnings of $3.41 billion for  the  first  nine months of 1999.  Other income and expense reflects gains related to the  sale  of  certain equity securities.  Also included  in  other income  and expense is the write-down of certain intangible  assets to their realizable market value.  Worldwide basic net earnings per share  for the first nine months of 2000 were $2.81, compared  with

$2.46 for the same period in 1999, an increase of 14.2%.  Worldwide diluted  net earnings per share for the first nine months  of  2000 were  $2.77,  compared with $2.41 for the same period in  1999,  an increase of 14.9%

   Consolidated  sales for the third quarter  of  2000  were  $7.20 billion, an increase of 4.6% over 1999 third quarter sales of $6.88

billion.   The  effect  of  the stronger U.S.  dollar  relative  to

foreign   currencies  decreased  third  quarter  sales   by   3.6%.

Consolidated net earnings for the third quarter of 2000 were  $1.26 billion,  compared with $1.11 billion for the same  period  a  year ago,  an increase of 13.8%. Worldwide basic net earnings per  share for  the  third  quarter of 2000 rose 13.8% to $.91, compared  with

$.80  in the 1999 period.  Worldwide diluted net earnings per share for  the  third  quarter of 2000 rose 14.1% to $.89, compared  with

$.78 in 1999.

   Domestic  sales  for the first nine months of 2000  were  $12.82 billion,  an increase of 10.6% over 1999 domestic sales  of  $11.58 billion  for  the  same period a year ago.  Sales by  international subsidiaries were $9.22 billion for the first nine months  of  2000 compared  with  $9.01 billion for the same period a  year  ago,  an increase  of 2.3%.  Excluding the impact of the stronger  value  of the dollar, international sales increased by 8.8%.




                              - 14 -
   Worldwide Consumer segment sales for the third quarter  of  2000 were  $1.72 billion, an increase of 1.1% versus the same  period  a year ago.  Domestic sales were 2.0% while international sales gains in  local  currency  of  6.9%  were  entirely  offset  by  negative

currency.   Consumer sales were led by continued  strength  in  the

skin  care  franchise, which includes the NEUTROGENA  and  CLEAN  &

CLEAR  product lines, as well as solid results from McNeil Consumer

Healthcare,  which markets both the TYLENOL and  MOTRIN  family  of products and over-the-counter pharmaceuticals.

   During the quarter, the Company and its partner, Takeda Chemical

Industries, launched several TYLENOL analgesic products  in  Japan.

Japan  is  the second largest over-the-counter market in the  world with  sales  of  more  than $10 billion.  In October,  the  Company announced a nationwide launch of SPLENDA, its non-caloric sweetener made  from sugar, in tabletop packages (granular and packet forms).

Sucralose,  the sweetening ingredient in SPLENDA, has FDA  approval for use as a general purpose sweetener in any food or beverage.

   Worldwide pharmaceutical sales of $2.93 billion for the  quarter increased 7.3% over the same period in 1999, including 12.9% growth in  domestic  sales  and  a 1.7% decrease in  international  sales.

International sales gains in local currency of 8.1% were offset  by a negative currency impact of 9.8%.

   Sales  growth  reflects the strong performance of PROCRIT/EPREX,

for   the   treatment  of  anemia;  RISPERDAL,   an   antipsychotic

medication;  DURAGESIC,  a  transdermal  patch  for  chronic  pain;

LEVAQUIN,  an anti-infective; REMICADE, a treatment for  rheumatoid arthritis  and  Crohn's  disease,  and  TOPAMAX,  an  antiepileptic treatment.  PROPULSID (cisapride, sold outside the United States as

PREPULSID),   a   gastrointestinal   prokinetic,   experienced   an

anticipated  decline in sales.  In March, the Company  announced  a limited-access program for PROPULSID and that the product would  no longer  be marketed in the United States.  In Europe, the  European

Agency  for  the  Evaluation  of  Medicinal  Products  (EMEA)   has

initiated  an  Article 12 procedure to review the  benefit/risk  of

PREPULSID.  The product license has also been temporarily suspended in  a  number of European countries pending the outcome of the EMEA

review.   As  a  result of these actions, the Company has  recorded

reserves related to inventory and sales returns.



                              - 15 -

   During the quarter, the Company received approval from the  U.S.

Food and Drug Administration (FDA) for an additional indication for

LEVAQUIN  (levofloxacin) for the treatment of complicated skin  and

skin  structure  infections.   This is  the  ninth  indication  for

LEVAQUIN,  which  already  is  widely used  to  treat  respiratory,

urinary  and  certain types of skin infections.  The  Company  also

received   an   approvable  letter  from  the   FDA   for   REMINYL

(galantamine),  a  new  treatment for  mild  to  moderately  severe

Alzheimer's  disease.   REMINYL has  been  shown  to  significantly

benefit  the  cognitive,  functional  and  behavioral  symptoms  of patients with the disease.

   Professional  segment sales in the third quarter increased  over the  same  period in the prior year by 4.2% to $2.55  billion  with domestic  and  international sales up 4.4% and 3.9%,  respectively.

International sales gains in local currency of 11.8% were partially

offset  by  a  negative  currency impact  of  7.9%.   Sales  growth

reflects   the   strong   performance  of  Cordis'   coronary   and

endovascular stents; Ethicon's Mitek suture anchors and  Gynecare's women's  health  products; Ethicon Endo-Surgery's MAMMOTOME  breast

biopsy   system   and  ULTRACISION  Harmonic  scalpel;   Vistakon's

disposable contact lens products, and DePuy's spinal products.

   The  Company  received FDA approval to market its  new  TRAPEASE

Permanent  Vena Cava Filter.  Vena cava filters are  used  to  help prevent  pulmonary  embolism that occurs when a blood  clot  breaks free  from  the  peripheral circulation and travels  to  the  lung,

blocking the flow of blood.  The Company also received FDA approval for its new TRUFILL  n-BCA* Liquid Embolic System, which acts as  a

"surgical glue" to reduce bleeding by blocking blood vessels before surgery.

   In  addition,  in  July, the Company sold  its  DePuy  OrthoTech business to dj Orthopaedics LLC.  DePuy OrthoTech was a producer of knee braces and related products for rehabilitating musculoskeletal disorders.






                              - 16 -

LIQUIDITY AND CAPITAL RESOURCES

   Cash  and current marketable securities increased $1.71  billion during the first nine months of 2000 to $5.59 billion at October 1,

2000.   Total  borrowings decreased $944 million during  the  first nine  months of 2000 to $3.31 billion.  Net cash (cash and  current marketable securities net of debt) as of October 1, 2000 was  $2.28

billion.   Net  debt  (debt  net  of cash  and  current  marketable

securities)  as  of the end of 1999 was $377 million.   Total  debt

represented 15.2% of total capital (shareowners' equity  and  total

debt)  at quarter end compared with 20.8% at the end of 1999.   For

the  period  ended  October 1, 2000, there were  no  material  cash commitments.

  Additions to property, plant and equipment were $1.04 billion for the  first nine months of 2000, compared with $1.10 billion for the same period in 1999.

   On  October 16, 2000, the Board of Directors approved a  regular quarterly  dividend of 32 cents per share, payable on December  12,

2000 to shareowners of record as of November 21, 2000.

























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

Item 5.     Other Information

   Testimony  in  Amgen`s  patent  infringement  trial  in  Boston,

Massachusetts  against  Transkaryotic Therapies,  Inc.  (TKT),  the developer of a gene-activated EPO product, and Aventis S.A.,  which holds  marketing rights to the TKT product, concluded in September.

A  decision  by  the  Federal  District  Judge  Young  is  expected

relatively  soon.   TKT and Aventis are seeking to  invalidate  the

Amgen  patents asserted against them, which patents are exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications.

Ortho Biotech is not a party to the action and is not in a position to express views as to its probable outcome.


Item 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibit Numbers

           Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended October 1, 2000.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  October 31, 2000       By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance







Date:  October 31, 2000       By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)