Form 10-K405
period 2000-12-31
JOHNSON & JOHNSON
filed 2001-03-30
CIK 200406

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 2001 was approximately $133.8 billion.

     On February 27, 2001 there were 1,397,232,658 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareowners for
  II:           fiscal year 2000.
Part III:       Portions of registrant's proxy statement for its 2001 annual meeting of shareowners.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................
       General.....................................................
       Segments of Business; Geographic Areas......................
       Consumer....................................................
       Pharmaceutical..............................................
       Professional................................................
       International...............................................
       Raw Materials...............................................
       Patents and Trademarks......................................
       Seasonality.................................................
       Competition.................................................
       Research....................................................
       Environment.................................................
       Regulation..................................................
 2.    Properties..................................................
 3.    Legal Proceedings...........................................
 4.    Submission of Matters to a Vote of Security Holders.........
       Executive Officers of the Registrant........................

PART II

 5.    Market for the Registrant's Common Equity and Related
       Shareowner Matters..........................................
 6.    Selected Financial Data.....................................
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................
 8.    Financial Statements and Supplementary Data.................
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................

PART III

10.    Directors and Executive Officers of the Registrant..........
11.    Executive Compensation......................................
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................
13.    Certain Relationships and Related Transactions..............

PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................
       Signatures..................................................
       Report of Independent Accountants...........................
       Exhibit Index...............................................

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 98,500 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field. It conducts business in virtually all countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to human health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of domestic and international companies related to each of the Consumer, Pharmaceutical and Professional businesses. Each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Professional. Johnson & Johnson further categorizes its sales and operating profit by major geographic areas of the world. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and geographic areas captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Professional and Geographic Areas" on pages 28 through 31 and 49 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including nonprescription drugs, adult skin and hair care products, baby care products, oral care products, first aid products and sanitary protection products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; BENECOL food products; CAREFREE Panty Shields; CLEAN & CLEAR teen skin care products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; LACTAID lactose-intolerance products; MONISTAT, a remedy for vaginal yeast infections; adult and children's MOTRIN IB ibuprofen products; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from the Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; o.b. Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; SPLENDA, a non-caloric sugar substitute; STAYFREE sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic and women's health fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs in the antifungal field include NIZORAL (ketoconazole), SPORANOX (itraconazole), TERAZOL (terconazole) and DAKTARIN (miconazole nitrate) antifungal products. Prescription drugs in the anti-infective field include FLOXIN (ofloxacin) and LEVAQUIN (levofloxacin). Prescription drugs in the cardiovascular field include RETAVASE (reteplase), a recombinant biologic cardiology care product for the treatment of acute myocardial infarction to improve blood flow to the heart, and REOPRO (abciximab) for the treatment of acute cardiac disease. Prescriptions drugs in the dermatology field include RETIN-A MICRO (tretinoin), a dermatological cream for acne. Prescription drugs in the gastrointestinal field include ACIPHEX (rabeprazole sodium), a proton pump inhibitor for treating erosive gastroesophageal reflux disease (GERD) and duodenal ulcers; IMODIUM (loperamide HCl), an antidiarrheal; MOTILIUM (domperidone), a gastrointestinal mobilizer; and REMICADE (infliximab), a novel monoclonal antibody for treatment of certain Crohn's disease patients. REMICADE is also indicated for the treatment of rheumatoid arthritis.

     Prescription drugs in the hematology field include PROCRIT (epoetin alfa, sold outside the U.S. as EPREX), a biotechnology derived version of the human hormone erythropoietin that stimulates red blood cell production. Prescription drugs in the immunology field include ORTHOCLONE OKT-3 (muromonab-CD3), for reversing the rejection of kidney, heart and liver transplants. Prescription drugs in the neurology field include REMINYL (galantamine), TOPAMAX (topiramate) and STUGERON (cinnarizine). Prescription drugs in the oncology field include ERGAMISOL (levamisole hydrochloride), a colon cancer drug, and LEUSTATIN (cladribine), for hairy cell leukemia. Prescription drugs in the pain management field include DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a transdermal patch for chronic pain; and ULTRAM (tramadol hydrochloride), an analgesic for moderate to moderately severe pain. Prescription drugs in the psychotropics field include RISPERDAL (risperidone), an antipsychotic drug, and HALDOL (haloperidol). Prescription drugs in the women's health field include ORTHO-NOVUM (norethindrone/ethinyl estradiol) and TRICILEST (norgestimate/ethinyl estradiol, sold in the U.S. as ORTHO TRI-CYCLEN) group of oral contraceptives and ORTHO-PREFEST (17 (beta)-estradiol/norgestimate) for hormone replacement therapy.

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

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries located in 50 countries outside the United States, which are selling products in more than 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Professional." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $2,926, $2,600, and $2,336 million for fiscal years 2000, 1999 and 1998, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

     The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies in the United States and other countries. In the

United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend particular medical devices. Even in the absence of new government regulation, managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality of health care.

     The regulatory agencies under whose purview Johnson & Johnson operates have administrative powers that may subject Johnson & Johnson to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases Johnson & Johnson may deem it advisable to initiate product recalls voluntarily.

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 140 manufacturing facilities occupying approximately 16.4 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,196
Pharmaceutical..............................................       4,577
Professional................................................       6,612
                                                                  ------
          Worldwide total...................................      16,385
                                                                  ======

     Within the United States, 10 facilities are used by the Consumer segment, 8 by the Pharmaceutical segment and 44 by the Professional segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      62             7,388
Europe......................................................      34             4,730
Western Hemisphere excluding U.S.A..........................      17             2,442
Africa, Asia and Pacific....................................      27             1,825
                                                                 ---            ------
          Worldwide total...................................     140            16,385
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 38 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 49 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000. For information regarding plans to close certain manufacturing facilities, see Note 14 "Restructuring and In-Process Research and Development Charges" under "Notes to Consolidated Financial Statements" on page 44 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on page 46 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 23, 2001, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 4 through 8 of Johnson & Johnson's Proxy Statement dated March 14, 2001.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  54     Member, Executive Committee; Vice President,
                                                Finance(a)
Russell C. Deyo........................  51     Member, Executive Committee; Vice President,
                                                  Administration(b)
Michael J. Dormer......................  49     Member, Executive Committee; Franchise Group
                                                Chairman for Medical Devices(c)
Roger S. Fine..........................  58     Member, Executive Committee; Vice President, General
                                                  Counsel(d)
JoAnn Heffernan Heisen.................  51     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Christian A. Koffmann..................  60     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(f)
Ralph S. Larsen........................  62     Chairman, Board of Directors and Chief Executive
                                                Officer; Chairman, Executive Committee
James T. Lenehan.......................  52     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee; Worldwide Chairman, Medical Devices &
                                                  Diagnostics Group
Brian D. Perkins.......................  47     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals & Nutritionals Group(g)
Robert G. Savage.......................  47     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(h)
William C. Weldon......................  52     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee
Robert N. Wilson.......................  60     Senior Vice Chairman, Board of Directors; Vice
                                                Chairman Executive Committee

---------------

(a) Mr. R. J. Darretta joined the Company in 1968 and held various positions before becoming President of Iolab Corporation in 1988 and Treasurer of the Company in 1995. He became a Member of the Executive Committee and Vice President, Finance in 1997.

(b) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996.
(c) Mr. M. J. Dormer joined the Company in 1998 as Company Group Chairman, Worldwide Franchise Chairman for DePuy and Codman, when the Company acquired DePuy, Inc. At the time of that acquisition, he had been Chief Operating Officer of DePuy, Inc. since 1996. Mr. Dormer served as President of DePuy International Ltd. from 1992 to 1996. Mr. Dormer became a Member of the Executive Committee and Franchise Group Chairman for Medical Devices in February 2001.
(d) Mr. R. S. Fine joined the Company in 1974 and became a Member of the Executive Committee and Vice President, Administration in 1991 and Vice President, General Counsel in 1996.
(e) Ms. J. H. Heisen joined the Company in 1989 and became Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in 1997.
(f) Mr. C. A. Koffmann joined the Company in 1989 as a Company Group Chairman. He became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group in 1995.
(g) Mr. B. D. Perkins joined the Company in 1980 and held various positions before becoming President of McNeil Consumer Products Company in 1994 and Company Group Chairman for OTC Pharmaceuticals in 1999. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals & Nutritionals Group in 1999.
(h) Mr. Savage joined the Company in 1996 as Vice President, Marketing & Sales, Ortho-McNeil Pharmaceutical. He was named President of Ortho-McNeil Pharmaceutical in 1998 and Company Group Chairman -- North America, Pharmaceuticals Group in 2000. Mr. Savage became a member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in February 2001. Prior to joining the Company, he served in various management positions at Hoffmann-La Roche

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Common Stock Market Prices and Cash Dividends Paid" on page 32 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1990-2000" on page 50 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 26 through 32 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

     On March 27, 2001, the Company announced that it had entered into a definitive merger agreement with ALZA Corporation, a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA shareholders will receive a fixed exchange ratio of .49 shares of Johnson & Johnson common stock for each share of ALZA in a tax-free transaction. On a fully diluted basis, Alza has approximately 295 million shares outstanding. Johnson & Johnson intends to account for the transaction as a pooling of interests. The boards of directors of the Company and ALZA have given approvals to the merger. While the transaction is expected to close by the early part of the third quarter of 2001, the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the European Union merger control regulation, and other customary closing conditions. The agreement will also require the approval of ALZA's shareholders.

     On January 26, 2001, the Company announced that it had entered into a definitive agreement to acquire Heartport, Inc., a manufacturer of less invasive cardiac surgery products. The transaction is valued at approximately $81 million. Heartport, Inc. develops, manufactures and sells less invasive cardiac surgery products that enable surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations. The companies expect the transaction to be completed during the second quarter of 2001, subject to customary conditions, including approval by a majority of the shareowners of Heartport and Hart-Scott-Rodino clearance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Instruments" on page 31 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Consolidated Financial Statements and the Notes thereto and the material captioned "Independent Auditor's Report" on pages 33 through 48 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 8 of Johnson & Johnson's Proxy Statement dated March 14, 2001,
(b) the material in Part I hereof under the caption "Executive Officers of the Registrant" and (c) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of Johnson & Johnson's Proxy Statement dated March 14, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of Johnson & Johnson's Proxy Statement dated March 14, 2001: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 9 through 10; "Compensation Committee Report on Executive Compensation" on pages 12 through 15; "Shareowner Return Performance Graphs" on pages 16 through 17; and "Executive Compensation" on pages 18 through 21.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors--Stock Ownership/Control" on pages 8 through 9 of Johnson & Johnson's Proxy Statement dated March 14, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 33 through 48 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2000 are incorporated herein by reference:

        Consolidated Balance Sheets at end of Fiscal Years 2000 and 1999

        Consolidated Statements of Earnings for Fiscal Years 2000, 1999 and 1998

        Consolidated Statements of Equity for Fiscal Years 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for Fiscal Years 2000, 1999 and
1998

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

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of fiscal year 2000.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

   FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                             (DOLLARS IN MILLIONS)

                                                                           DEDUCTIONS FROM RESERVES
                                                ADDITIONS     ---------------------------------------------------
                                BALANCE AT       CHARGED                                                 BALANCE
                                 BEGINNING    TO COSTS AND                                               AT END
                                 OF PERIOD     EXPENSES(A)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
2000
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $193              34       Write-offs less recoveries.....     55
                                                              Currency adjustments...........      7       165
     Reserve for customer
       rebates................      135           1,215       Customer rebates allowed.......  1,170
                                                              Currency adjustments...........      2       178

                                                              Cash discounts allowed.........    484
     Reserve for cash
       discounts..............       61             493       Currency adjustments...........      2        68
                                   ----           -----                                        -----       ---
                                   $389           1,742                                        1,720       411
                                   ====           =====                                        =====       ===

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

Date: March 26, 2001                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ R. S. LARSEN                 Chairman, Board of Directors and        March 26, 2001
------------------------------------------    Chief Executive Officer, and
               R. S. Larsen                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice President -- Finance               March 21, 2001
------------------------------------------    (Principal Financial Officer)
              R. J. Darretta

            /s/ C. E. LOCKETT                 Controller                              March 22, 2001
------------------------------------------
              C. E. Lockett

             /s/ G. N. BURROW                 Director                                March 20, 2001
------------------------------------------
               G. N. Burrow

             /s/ J. G. COONEY                 Director                                March 19, 2001
------------------------------------------
               J. G. Cooney

             /s/ J. G. CULLEN                 Director                                March 24, 2001
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 20, 2001
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 20, 2001
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 20, 2001
------------------------------------------
               A. G. Langbo

                                              Vice Chairman, Board of Directors       March   , 2001
------------------------------------------    and Director
               J.T. Lenehan

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

              /s/ J. S. MAYO                  Director                                March 20, 2001
------------------------------------------
                J. S. Mayo

             /s/ L.F. MULLIN                  Director                                March 21, 2001
------------------------------------------
               L.F. Mullin

            /s/ H. B. SCHACHT                 Director                                March 20, 2001
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 20, 2001
------------------------------------------
               M. F. Singer

              /s/ J. W. SNOW                  Director                                March 21, 2001
------------------------------------------
                J. W. Snow

             /s/ W.C. WELDON                  Vice Chairman, Board of Directors       March 23, 2001
------------------------------------------    and Director
               W.C. Weldon

             /s/ R. N. WILSON                 Senior Vice Chairman, Board of          March 23, 2001
------------------------------------------    Directors and Director
               R. N. Wilson

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements of Johnson & Johnson referred to in our report dated January 22, 2001 appearing in the Johnson & Johnson 2000 Annual Report to Shareowners (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
January 22, 2001

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(b)       By-Laws of the Company, as amended effective April 23,
                 1999 -- Incorporated herein by reference to Exhibit 3 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter
                 ended July 4, 1999.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       2000 Stock Option Plan -- Filed with this document.*
     10(c)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1999.*
     10(d)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       2000 Stock Compensation Plan -- Filed with this document.*
     10(f)       Executive Incentive Plan (as amended) -- Filed with this
                 document.*
     10(g)       Domestic Deferred Compensation Plan (as
                 amended) -- Incorporated herein by reference to Exhibit
                 10(g) of the Registrant's Form 10-K Annual Report for the
                 year ended December 29, 1996.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(i)       Executive Income Deferral Plan (as amended) -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's
                 Form 10-K Annual Report for the year ended January 2, 2000.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(m)       Stock Option Gain Deferral Plan -- Incorporated herein by
                 reference to Exhibit 10(m) of the Registrant's Form 10-K
                 Annual Report for the year ended January 2, 2000.*
     10(n)       Estate Preservation Plan -- Incorporated herein by reference to Exhibit 10(n) of the Registrant's Form 10-K Annual Report
                 for the year ended January 2, 2000.*

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 26 through 50 of the Company's Annual Report to
                 Shareowners for fiscal year 2000 (only those portions of the
                 Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     23          -- Consent of Independent Accountants -- Filed with this
                 document.
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 2001.
     99(b)       -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.