Form 10-Q
period 2001-04-01
JOHNSON & JOHNSON
filed 2001-05-14
CIK 200406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-Q

	  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended April 1, 2001

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

On April 27, 2001, 1,396,971,060 shares of
Common Stock, $1.00 par value, were outstanding.

	JOHNSON & JOHNSON AND SUBSIDIARIES


	TABLE OF CONTENTS



Part I - Financial Information                                 Page No.

Item 1.  Financial Statements

		Consolidated Balance Sheet -
		  April 1, 2001 and December 31, 2000	3


		Consolidated Statement of Earnings for the
      Three Months Ended April 1, 2001 and
      April 2, 2000	5


		Consolidated Statement of Cash Flows for the
		  Three Months Ended April 1, 2001 and
		  April 2, 2000	6


		Notes to Consolidated Financial Statements	7

Item 2.  Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13


Item 3.  Quantitative and Qualitative Disclosures About
			Market Risk	18




Part II - Other Information


		Item 1 - Legal Proceedings	18

		Item 6 - Exhibits and Reports on Form 8-K	20

	  Signatures	21

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


	JOHNSON & JOHNSON AND SUBSIDIARIES


	CONSOLIDATED BALANCE SHEET

	(Unaudited; Dollars in Millions)

	ASSETS


                                            April 1,      December 31,
                                              2001             2000
Current Assets:

	Cash and cash equivalents	$ 3,647	3,411

	Marketable securities, at cost	2,253	2,333

	Accounts receivable, trade, less
  allowances $398 (2000 - $411)	4,606	4,464

	Inventories (Note 4)	2,810	2,842

	Deferred taxes on income	1,110	1,151

	Prepaid expenses and other
  receivables	 1,995	 1,249


	     Total current assets	16,421	15,450

Marketable securities, non-current	243	269

Property, plant and equipment, at cost	11,134	11,248

	 Less accumulated depreciation and
    amortization	 4,376	 4,277

			 6,758	 6,971

Intangible assets, net (Note 5)	7,164	7,256

Deferred taxes on income	 37	54

Other assets	 1,252	 1,321


	     Total assets	$31,875	31,321

	See Notes to Consolidated Financial Statements

	JOHNSON & JOHNSON AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET
	(Unaudited; Dollars in Millions)

	LIABILITIES AND SHAREOWNERS' EQUITY

                                          April 1,        December 31,
                                            2001              2000
Current Liabilities:

	Loans and notes payable	$   901	1,479

	Accounts payable	1,928	2,083

	Accrued liabilities	2,753	2,776

 Accrued salaries, wages and commissions	502	488

	Taxes on income	   736	   314

	    Total current liabilities	 6,820	 7,140

Long-term debt	1,571	2,037

Deferred tax liability	246	255

Employee related obligations	1,860	1,753

Other liabilities	1,286	  1,328

Shareowners' equity:
	Preferred stock - without par value
  (authorized and unissued 2,000,000
   shares)	-	-

	Common stock - par value $1.00 per share
  (authorized 2,160,000,000 shares;
   issued 1,534,921,000 shares)	1,535	1,535

	Note receivable from employee stock
	  ownership plan	(30)	(35)

	Accumulated other comprehensive income	(564)	(470)
  (Note 9)

	Retained earnings	20,067	18,812

			21,008	19,842
	  Less common stock held in treasury,
    at cost (137,982,000 & 143,984,000
     shares)	   916	 1,034

	  Total shareowners' equity	20,092	18,808

	  Total liabilities and shareowners'
    equity	$31,875	31,321

	See Notes to Consolidated Financial Statements

	JOHNSON & JOHNSON AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF EARNINGS
	(Unaudited; dollars & shares in millions except per share figures)



                                          Fiscal Quarter Ended
                                April 1,  Percent    April 2,  Percent
                                  2001    to Sales    2000     to Sales



Sales to customers (Note 6)	$7,791	100.0	7,319	100.0

Cost of products sold	2,279	29.2	2,241	30.6

Gross Profit	5,512	70.8	5,078	69.4

Selling, marketing and
  administrative expenses	2,721	34.9	2,609	35.6

Research expense	701	9.0	637	8.7

Interest income	(105)	(1.3)	(77)	(1.0)

Interest expense, net of
  portion capitalized	19	.2	46	 .6

Other (income)expense, net	   36	   .5	  (29)	  (.4)

	3,372	  43.3	3,186	  43.5

Earnings before provision
  for taxes on income	2,140	27.5	1,892	25.9

Provision for taxes on
  income (Note 3)	  640	  8.2	   578	  7.9


NET EARNINGS	$1,500	 19.3	1,314	 18.0


NET EARNINGS PER SHARE (Note 8)
  Basic	$ 1.08		.95
  Diluted	$ 1.06		  .93

CASH DIVIDENDS PER SHARE	$  .32		  .28

AVG. SHARES OUTSTANDING
  Basic	1,393.7		1,389.7
  Diluted	1,414.7		1,411.0


	See Notes to Consolidated Financial Statements

	JOHNSON & JOHNSON AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(Unaudited; Dollars in Millions)

	                                               Fiscal Quarter Ended
	                                              April 1,       April 2,
                                                   2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
	Net earnings	$1,500	1,314
	Adjustments to reconcile net earnings to
			cash flows:
			Depreciation and amortization of
				property and intangibles	391	431
		Accounts receivable reserves	(6)	(10)
		Changes in assets and liabilities, net
				of effects from acquisition of
				businesses:
		Increase in accounts receivable	(254)	(190)
		Increase in inventories	(54)	(6)
		Changes in other assets and liabilities	    51	   237

		NET CASH FLOWS FROM OPERATING ACTIVITIES	 1,628	 1,776

CASH FLOWS FROM INVESTING ACTIVITIES
		Additions to property, plant and equipment	(257)	(310)
		Proceeds from the disposal of assets	19	18
		Acquisition of businesses, net of cash
			acquired	(17)	(7)
		Purchases of investments	(1,331)	(817)
		Sales of investments	1,409	765
		Other	   (22)	    16

		NET CASH USED BY INVESTING ACTIVITIES	  (199)	  (335)

CASH FLOWS FROM FINANCING ACTIVITIES
		Dividends to shareowners	(447)	(381)
		Repurchase of common stock	(257)	(208)
		Proceeds from short-term debt	116	 280
		Retirement of short-term debt	  (645)	(865)
		Proceeds from long-term debt	4	8
		Retirement of long-term debt	(10)	(15)
		Proceeds from the exercise of stock options	    78	    60

		NET CASH USED BY FINANCING ACTIVITIES	(1,161)	(1,121)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
	AND CASH EQUIVALENTS	   (32)	   (20)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	236 	300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	 3,411	 2,363

CASH AND CASH EQUIVALENTS, END OF PERIOD	 3,647	 2,663

ACQUISITION OF BUSINESSES
Fair value of assets acquired	22	83
Fair value of liabilities assumed	    (5)	    (1)
					17	82
Treasury stock issued at fair value	     -	   (75)
Net cash payments	$     17	     7



	See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
 The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment
 of management for a fair presentation of such statements.
  Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - ACCOUNTING FOR DERIVATIVES
 AND HEDGING ACTIVITIES
Effective January 1, 2001, the Company
adopted SFAS 133 "Accounting for
Derivative Instruments and Hedging Activities", as amended by SFAS 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No 133", collectively referred to as SFAS 133.
SFAS 133 requires that all derivative instruments
 be recorded on the balance sheet at fair value.
Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction, and, if it is depending on the type of hedge transaction.
The Company uses forward exchange contracts
 to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future product purchases designated in foreign currency.
 The Company also uses currency swaps to manage currency risk primarily related to borrowings. Both of these types of derivatives are designated as cash flow hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The designation as a cash flow hedge is made at the later of the date of entering into the derivative contract or January 1, 2001. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and that is highly effective, are recorded in OCI, until the underlying transaction affects earnings. Fair value of a forward exchange contract represents the present value of the change in forward exchange rates times the notional amount of the derivative. The fair value of a currency swap contract is determined by discounting to the present all future cash flows of the currencies to be exchanged at interest rates prevailing in the market for the periods the currency exchanges are due, and expressing the result in U.S. Dollars at the current spot foreign currency exchange rate.
- 7 -

At inception, and on an ongoing basis, the Company
 assesses whether each derivative is expected to be highly
 effective in offsetting changes in the cash flows of hedged items.  When a derivative is no longer expected to be
 highly effective, hedge accounting is discontinued.
Hedge ineffectiveness, if any, is included in current period earnings. The Company documents all relationships between hedged items and derivatives.  The overall
 risk management strategy includes reasons for
undertaking hedge transactions and entering into
derivatives.  The objectives of this strategy are:
 (1) minimize foreign currency exposure's impact on
 the Company's financial performance; (2) protect the
 Company's cash flow from adverse movements in
foreign exchange rates; (3) ensure the appropriateness
 of financial instruments; (4) manage the enterprise risk
 associated with financial institutions.
On January 1, 2001 the Company recorded a
$17 million net-of-tax cumulative effect transition
adjustment gain in OCI to recognize at fair value
all derivative instruments designated as cash
 flow hedges.  The adjustment to net earnings was
 immaterial.
380:    As of April 1, 2001 the balance of deferred
net gains on derivatives accumulated in OCI was
$105 million (after tax).  Of this amount, the Company
expects that $102 million, which includes the transition
 adjustment, will be reclassified into earnings over
the next 12 months as a result of transactions that
 are expected to occur over that period.  The amount
 ultimately realized in earnings will differ as foreign
exchange rates change.  Realized gains and losses
 are ultimately determined by actual exchange rates
 at maturity of the derivative.  The underlying
 transactions which will occur and cause the amount
deferred in OCI to affect earnings primarily represent
 sales to third parties and purchases of inventory.
 The maximum length of time over which the
Company is hedging its exposure to the variability
 in future cash flows for forecasted transactions
is 15 months.
For the quarter ended April 1, 2001
the net impact of the hedges' ineffectiveness
 to the Company's financial statements was
 insignificant.
382:    For the quarter ended April 1, 2001
the Company has recorded a net gain of less
 than $1 million (after tax) in the 'Other (income)
expense, net' category of the consolidated
 statement of earnings, representing the impact
of discontinuance of cash flow hedges because
 it is probable that the original forecasted transactions
 will not occur by the end of the originally specified
 time period.
383:   Refer to Note 9 - Accumulated Other
Comprehensive Income for disclosure of movements in OCI.
- 8 -

NOTE 3 - INCOME TAXES
The effective income tax rates for the first three months of 2001 and 2000 are 29.9% and 30.5%, respectively, as compared to the
 U.S. federal statutory rate of 35%. The difference from the statutory rate is primarily the result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring on December 21, 2010.

NOTE 4 - INVENTORIES

(Dollars in Millions)                 April 1, 2001  December 31, 2000

Raw materials and supplies	$   726	702
Goods in process	478	458
Finished goods	1,606	1,682
			$ 2,810	2,842


NOTE 5 - INTANGIBLE ASSETS

(Dollars in Millions)                 April 1, 2001  December 31, 2000

Intangible assets	  $ 8,713	8,726
Less accumulated amortization	1,549	1,470
			$ 7,164	7,256

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of up to 40 years. The cost of other acquired intangibles is amortized on a straight-line
basis over their estimated useful lives.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

		        First Quarter
				Percent
		2001	2000	Increase

Consumer
	Domestic	$    980	943	3.9
	International	  805	  809	(.4)
		1,785	1,752	1.9%

Pharmaceutical
	Domestic	$ 2,126	1,949	9.1
	International	1,134	1,093	3.7
		3,260	3,042	7.2%

Med Dev & Diag
	Domestic	$ 1,474	1,311	12.4
	International	1,272	1,214	4.8
		2,746	2,525	8.8%

Domestic	$ 4,580	4,203	9.0
International	3,211	3,116	3.0
	Worldwide	$ 7,791	7,319	6.5%



OPERATING PROFIT BY SEGMENT OF BUSINESS

		        First Quarter
				 Percent
		2001	2000	  Change

Consumer	$   289	231	25.1
Pharmaceutical	1,350	1,277	5.7
Med. Dev. & Diag.	  572	  472	21.2
  Segments total	2,211	1,980	11.7
Expenses not allocated
  to segments	  (71)	  (88)

  Worldwide total	$ 2,140	1,892	13.1%

Note: Prior year amounts have been reclassified to conform with current year presentation.

SALES BY GEOGRAPHIC AREA

		        First Quarter
				 Percent
		2001	2000	Increase

U.S.	$  4,580	4,203	9.0
Europe	1,736	1,678	3.4
Western Hemisphere
  Excluding U.S.	523	516	1.5
Asia-Pacific, Africa	  952	  922	3.3

  Total	$  7,791	7,319	6.5%

NOTE 7 - ACCOUNTING FOR SALES INCENTIVES
The Company currently recognizes the
 expense related to coupons and
certain sales incentives upon issuance and classifies these expenses as selling, marketing and administrative expense. The amount of such sales incentives were $31 million for the first quarter of 2001 and 2000. EITF
00-14 is expected to take effect in the
first quarter of 2002
and the impact on the Company will be the
 reclassification of the above
mentioned amounts from expense to a
 reduction of sales.

NOTE 8 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the three months ended April 1, 2001 and April 2, 2000:
(Shares in Millions)	April 1,	 April 2,
				  2001  	  2000

Basic net earnings per share	$     1.08	.95
Average shares outstanding - basic	1,393.7	1,389.7
Potential shares exercisable under
	stock option plans	54.7	55.2

Less: shares which could be repurchased
	under treasury stock method	  (33.7)	  (33.9)
Adjusted average shares outstanding - diluted	1,414.7	1,411.0
Diluted earnings per share	$    1.06	    .93


NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the three months ended April 1, 2001 is $1,404 million, compared with $1,337 million for the same period a year ago.
 Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges.
The following table set forth the components of accumulated
other comprehensive income.
					  Total
		Unrld		Gains/	  Accum
	 For.	Gains/	Pens	(Losses)	  Other
	 Cur.	(Losses)	Liab	on Deriv	   Comp
	Trans.	on Sec	Adj.	& Hedg  	Inc/(Loss)

December 31, 2000	$  (522)	67	(15)	-	(470)
2001 First Qtr changes
  Transition Adj.	-	 -	-	17
  Net change associated
   to current period hedging
   transactions	-	-	-	249
  Net amount reclassed to
   net earnings	   -	   -	   -	(161)*
  Net First Qtr changes	(160)	 (38)	  (1) 	 105	 (94)

April 1, 2001	$  (682)	  29	 (16)	 105	(564)

Note: All amounts, other than foreign currency translation, are net of tax.
 currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non US subsidiaries.

*Primarily offset by changes in value of the underlying transactions.

NOTE 10 - MERGERS & ACQUISITIONS
On March 2, 2001, Johnson & Johnson acquired BabyCenter, Inc. from eToys, Inc. The purchase was an all cash transaction valued at approximately $10 million.
	BabyCenter.com is the largest and best-known online parenting resource serving expectant and new mothers and fathers. The BabyCenter family of websites also includes ParentCenter.com and BabyCentre.co.uk.
	On March 27, 2001, Johnson & Johnson and ALZA Corporation
(ALZA) announced that they have entered into a merger agreement under which Johnson & Johnson will merge with ALZA in a stock-for-stock exchange.
	ALZA shareholders will receive a fixed exchange ratio of .49 shares of Johnson & Johnson common stock for each share of ALZA in a tax-free transaction
(or .98 shares of Johnson & Johnson common stock after giving effect to the two-for-one stock split discussed in Note 12). Johnson & Johnson intends to account for the transaction as a pooling of interests. The boards of directors of Johnson & Johnson and ALZA have given approvals to the merger, which is subject to customary closing conditions, including the approval of ALZA's shareholders.
 The transaction is expected to close by the early part of the third quarter of 2001.
	ALZA Corporation is a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA's sales and marketing efforts have been focused in oncology and urology.

NOTE 11 - LEGAL PROCEEDINGS
The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in
Part II of this Report on Form 10-Q.

NOTE 12 - SUBSEQUENT EVENTS

On April 18, 2001, Johnson & Johnson completed their previously announced merger with Heartport, valued at approximately $81 million.
The transaction was completed after Heartport shareholders voted to approve the merger agreement with Johnson & Johnson. Holders of Heartport common stock will receive 0.0307 in Johnson & Johnson common stock for each outstanding share of Heartport. Johnson & Johnson intends to purchase the number of shares of Johnson & Johnson common stock equal to the number of such shares issued in connection with this merger. Johnson & Johnson intends to complete such purchases through open market transactions within 90 days.
  Heartport manufactures and markets less invasive cardiac surgery products that enable surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures.
  On April 26, 2001, the Board of Directors of Johnson & Johnson approved an increase in the authorized common stock from 2.16 billion to 4.32 billion shares and a subsequent two-for-one split of its common stock. Par value will remain at $1.00 per common share. One new share of common stock will be issued on or about June 12, 2001 with respect to each existing share of common stock held of record as of the close of business on May 22, 2001.
  On May 9, 2001, the Company announced that it was in advanced discussions regarding a definitive agreement with Inverness Medical Technology, a developer of innovative products focused primarily on the self-management of diabetes, whereby
 Johnson & Johnson would acquire Inverness, excluding certain businesses not related to diabetes, in a stock-for-stock exchange

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

Consolidated sales for the first quarter of 2001 were $7.79 billion, an increase of 6.5% over 2000 first quarter sales of $7.32 billion. The effect of the stronger dollar relative to foreign currencies decreased first quarter sales by 3.6%. The operational sales increase of 10.1% included a positive price change effect of .9%.
  Consolidated net earnings for the first quarter of 2001 were $1.50 billion, compared with $1.31 billion for the same period a year ago, an increase of 14.2%. Worldwide basic net earnings per share for the period were $1.08, compared with $.95 for the same period in 2000, an increase of 13.7%. Worldwide diluted net earnings per share for the period were $1.06, compared with $.93 for the same period in 2000, an increase of 14.0%.

	Domestic sales for the first three months of 2001 were $4.58 billion, an increase of 9.0% over 2000 domestic sales of $4.20 billion for the same period. Sales by international subsidiaries were $3.21 billion for the first quarter of 2001 compared with $3.12 billion for the same period a year ago, an increase of 3.0%. Excluding the impact of the higher value of the dollar, international sales increased by 11.5% for the quarter.
	Worldwide Consumer sales for the first quarter of 2001 were $1.8 billion, an increase of 1.9% versus the same period a year ago. Domestic sales increased by 3.9% while international sales gains in local currency of 7.4% were entirely offset by negative currency. Consumer sales were led by continued strength in the skin care franchise, which includes the NEUTROGENA, AVEENO and
CLEAN & CLEAR product lines.  During the quarter, Johnson &
Johnson completed the acquisition of BabyCenter, Inc. from eToys,
 Inc. BabyCenter is the largest and best-known online parenting resource serving expectant and new mothers and fathers.
	Worldwide pharmaceutical sales of $3.3 billion for the quarter increased 7.2% over the same period in 2000.
Domestic sales increased 9.1%. Operationally, international sales increased 10.9% but were offset by a negative currency impact of 7.2%. Worldwide sales gains in local currency of 9.8% were partially offset by a negative currency impact of 2.6%.
Excluding the impact of negative currency and PROPULSID, a gastrointestinal drug which was transitioned to a limited-access program in the United States and Canada in March 2000, worldwide Pharmaceutical sales increased 15.1% versus the same period last year.
	Sales growth reflects the strong performance of PROCRIT/EPREX, for the treatment of anemia; RISPERDAL, an antipsychotic medication; DURAGESIC, a transdermal patch for chronic pain; REMICADE, a treatment for rheumatoid arthritis and Crohn's disease; TOPAMAX, an antiepileptic and
ACIPHEX/PARIET, a proton pump inhibitor for gastrointestinal disorders.

  During the quarter, the Company announced that it had entered into a definitive merger agreement with ALZA Corporation, a research-based pharmaceutical company and leader in drug delivery technology. While the transaction is expected to close by the early part of the third quarter of 2001, it is subject to customary closing conditions, including the approval of ALZA's shareholders.
	The Company also received U.S. Food and
Drug Administration (FDA) approval for REMINYL (galantamine hydrobromide), a new treatment for mild to moderate Alzheimer's disease. It has been shown that REMINYL can have a beneficial effect on a patient's daily function and ability to think.
	Worldwide sales for the Medical Devices and Diagnostics segment were $2.7 billion in the first quarter which represented an increase of 8.8% over 2000. Domestic sales were up 12.4%, while international sales increased 14.0% on an operational basis. Worldwide sales gains in local currency of 13.3% were reduced by 4.5% due to the strength of the U.S. dollar. The primary contributors to the segment's growth were Cordis' coronary stents;
 DePuy's orthopaedic joint reconstruction and spinal products; Ethicon's hemostasis products, Mitek suture anchors and Gynecare's women's health products; Ethicon Endo-Surgery's minimally invasive surgical products; LifeScan's blood glucose monitoring products, and Vistakon's disposable contact lenses.
	In the first quarter, LifeScan announced the U.S. market launch of ONE TOUCH Ultra, a new electrochemical blood glucose meter and strip. The ONE TOUCH Ultra meter has a five second test time, a one microliter sample size, capillary fill and the option for forearm testing which has been shown to be a significantly less painful alternative to fingerstick testing.
	On April 2, 2001, the Company reported approval from the FDA to market its Bx VELOCITY Coronary Stent with a Rapid Exchange Delivery System. The Company originally received FDA approval of the Bx VELOCITY stent on its conventional over-the-wire delivery system in May 2000.
The Bx VELOCITY Stent with Rapid Exchange Delivery System
 is indicated for treatment of abrupt and threatened vessel closure in patients with failed interventional therapy in lesions (greater or equal to 30 mm in length) with reference diameters in the range of 2.25 mm to 4.00 mm.
- 15 -

	On April 18, 2001, the Company announced the completion of the previously announced merger with Heartport, Inc. Heartport is a pioneer in developing, manufacturing and selling less invasive cardiac open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures.
	On May 9, 2001, the Company announced
 that it was in advanced discussions regarding a definitive agreement with Inverness Medical Technology, a developer of innovative products focused primarily on the self-management of diabetes, whereby Johnson
 & Johnson would acquire Inverness, excluding certain businesses not related to diabetes, in a stock-for-stock exchange.

LIQUIDITY AND CAPITAL RESOURCES
	Cash and current marketable securities
 increased $156 million during the first three months of 2001 to $5.90 billion at April 1, 2001. Total borrowings decreased $1.04 billion during the first three months of 2001 to $2.47 billion. Net cash (cash and current marketable securities net of debt) as of April 1, 2001 was $3.43 billion, compared with $2.23 billion at the end of 2000. Total debt represented 10.9% of total capital (shareowners' equity and total debt) at quarter end compared with 15.7% at the end of 2000. Johnson & Johnson exercised its option to redeem the $460 million convertible subordinated debentures of Centocor due 2005 at a price equal to 102.714% of the principal amount plus accrued interest. The debentures were subsequently converted by the holders into approximately 5,964,000 shares of Johnson &
 Johnson common stock. For the period ended April 1, 2001, there were no material cash commitments.
	Additions to property, plant and equipment were $257 million for the first three months of 2001, compared with $310 million for the same period in 2000.
	On April 26, 2001, the Board of Directors approved an increase in the authorized common stock from
2.16 billion to 4.32 billion shares and a subsequent two-for-one split of its common stock. Par value will remain at $1.00 per common share. One new share of common stock will be issued on or about June 12, 2001 with respect to each existing share of common stock held of record as of the close of business on May 22, 2001. In addition, the Board of Directors raised the quarterly dividend from 32 cents to 36 cents per share on a pre-split basis (or from 16 cents to 18 cents on a post-split basis), an increase of 12.5%.
The dividend is payable on June 12, 2001 to shareowners of record as of May 22, 2001.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

	This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty.
 Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the
 Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
	Forward-looking statements are based on
 current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions.
 Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements.
Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
	The Company's Annual Report on
 Form 10-K for the fiscal year ended December 31, 2000 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations.
That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk There has been no material change in the
 Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings

The Company is involved in numerous
 product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions
 for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation.
 However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance
 program and by commercially available excess liability insurance.
The Company's subsidiary, Johnson &
 Johnson Vision Care Inc. (Vision Care), together with a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple State
 Attorneys General on behalf of consumers alleging violations of federal and state antitrust laws.
These cases, which were filed between July 1994 and December 1996 and are consolidated before the United States District Court for the Middle
 District of Florida, assert that enforcement of Vision Care's long-standing policy of selling contact lenses only to licensed eye care professionals is a result of an unlawful conspiracy to eliminate alternative distribution channels from the disposable contact lens market.
 In April 2001, after five weeks of trial, these cases were concluded on terms which will be announced by the Court in late May 2001.

  Johnson & Johnson Vision Care is also a
defendant in a nationwide consumer class action
 brought on behalf of purchasers of its ACUVUE brand contact lenses. The plaintiffs in that action, which was filed in 1996 in New Jersey State Court, allege that Vision Care sold its 1-DAY ACUVUE lens at a substantially cheaper price than ACUVUE and misled consumers into believing these were different lenses when, in fact, they were allegedly "the same lenses." Plaintiffs are seeking substantial damages and an injunction against supposed improper conduct. The Company believes these claims are without merit and is defending the action vigorously.
  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in
1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate EPO sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's
 U.S. license rights to EPO are material to the Company; thus, an unfavorable outcome on the termination issue could have a material adverse effect on the Company's consolidated financial position, liquidity and results
 of operations. The arbitration is scheduled to begin in September of this year.
  The Company and its LifeScan subsidiary
are defendants in several class actions filed in federal and state courts in California in 1998 in which it is alleged that purchasers of SureStep blood glucose meters and strips suffered economic harm because those products contained undisclosed defects.
 In late 2000, LifeScan pleaded guilty in federal court to three misdemeanors and paid a total of $60 million in fines and civil costs to resolve an investigation related to those same alleged defects.
 In one of the federal class actions, a nationwide class was certified by the district court last year and trial has been scheduled for September of this year.
The Company and LifeScan believe these claims
 are without merit and are vigorously defending these actions.

  In patent infringement actions tried
in Delaware Federal Court late last year, Cordis, a Johnson & Johnson company, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue are unenforceable owing to alleged inequitable conduct before the patent office. Post trial motions and appeals to the Federal Circuit Court of
 Appeals will follow and no judgments are likely to be paid, if at all, until those proceedings have run their course. Furthermore, since the amount of damages, if any, which the Company may receive cannot be quantified until the legal process is complete, no gain has been recorded in the financial statements for either of these awards.
  The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.
  The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.




Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		None

	(b)	Reports on Form 8-K

		A Report on Form 8-K was filed
on March 14, 2001, which included Management's Discussion
 and Analysis of Results of Operations and Financial Condition, the consolidated balance sheets of Johnson & Johnson and subsidiaries as of December 31, 2000 and January 2, 2000 and the related consolidated statement of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 2000.

SIGNATURES



Pursuant to the requirements of the
 Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





			     JOHNSON & JOHNSON
			       (Registrant)






Date:  May 14, 2001	By /s/ R. J. DARRETTA
		                                 R. J. DARRETTA
			Vice President, Finance






Date:  May 14, 2001	By /s/ C. E. LOCKETT
		                                 C. E. LOCKETT
			      Controller
                                   (Chief Accounting Officer)






















- 21 -
??