Form 10-K405/A
period 2000-12-31
JOHNSON & JOHNSON
filed 2001-06-28
CIK 200406

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I and II:   Portions of registrant's annual report to shareowners
                             for fiscal year 2000.

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


Date:  June 25, 2001                            JOHNSON & JOHNSON
                                                  (Registrant)

                                          By /s/ R. S. Larsen
                                             ----------------------------------
                                            R. S. Larsen, Chairman, Board of
                                            Directors and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                       Title                       Date
        ---------                       -----                       ----
/s/ R. S. Larsen                     Chairman,
-------------------------        Board of Directors and
       R. S. Larsen                 Chief Executive
                                 Officer, and Director
                                      (Principal
                                  Executive Officer)            June 25, 2001

/s/ R. J. Darretta               Vice President-Finance
-----------------------          (Principal Financial
       R. J. Darretta                  Officer)                 June 25, 2001


/s/ C. E. Lockett                     Controller                June 25, 2001
-----------------------
       C. E. Lockett

                                      Director                  June   , 2001
-----------------------
       G. N. Burrow


                                     Director                   June   , 2001
-----------------------
       J. G. Cooney

/s/ J. G. Cullen                     Director                   June 24, 2001
------------------------
       J. G. Cullen

                                     Director                   June   , 2001
--------------------------
       M. J. Folkman


     Signature                        Title                       Date
     ---------                        -----                       ----
/s/ A. D. Jordan                   Director                     June 25, 2001
------------------------
       A. D. Jordan


/s/ A. G. Langbo                   Director                     June 21, 2001
------------------------
       A. G. Langbo

/s/ J. T. Lenehan
------------------------          Vice Chairman,                 June 25, 2001
       J. T. Lenehan              Board of Directors
                                  and Director


/s/ J. S. Mayo                      Director                     June 24, 2001
------------------------
       J. S. Mayo


/s/ L. F. Mullin                   Director                     June 25, 2001
-------------------------
       L. F. Mullin


/s/ H. B. Schacht                  Director                     June 25, 2001
------------------------
       H. B. Schacht


/s/ M. F. Singer                   Director                     June 26, 2001
------------------------
       M. F. Singer


/s/ J. W. Snow                    Director                      June 25, 2001
------------------------
       J. W. Snow

/s/ W. C. Weldon
------------------------           Vice Chairman,                 June 25, 2001
        W. C. Weldon              Board of Directors
                                     and Director

/s/ R. N. Wilson                  Senior Vice Chairman,          June 25, 2001
------------------------         Board of Directors
       R. N. Wilson                 and Director

                                   EXHIBIT INDEX

  Reg. S-K
Exhibit Table                 Description
  Item No.                    of Exhibit
  --------                    ----------
3(a)(i) Restated Certificate of Incorporation dated April 26, 1990-Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended December 30, 1990.

3(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.

3(a)(iii)        Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21, 1996 - -
                 Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant's Form 10-K Annual Report for the year ended
                 December 29, 1996.

3(b) By-Laws of the Company, as amended effective June 11, 2001 - - Filed with this document.


4(a) Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.

10(a)            Stock Option Plan for Non-Employee Directors - -
                 Incorporated herein by reference to Exhibit 10(a) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(b)            2000 Stock Option Plan - (1).*

10(c) 1995 Stock Option Plan (as amended) - - Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1999.*

10(d) 1991 Stock Option Plan (as amended) - - Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K Annual Report for the year ended December 28, 1997.*

10(e)            2000 Stock Compensation Plan - (1).*

10(f)            Executive Incentive Plan (as amended)  - - (1).*


10(g) Domestic Deferred Compensation Plan (as amended) - - Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(h) Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(i) Executive Income Deferral Plan (as amended) - Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 2, 2000.*

10(j)            Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report for the year ended December 29, 1996.*

10(k) Supplemental Retirement Plan -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

10(l) Executive Life Insurance Plan -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the year ended January 3, 1993.*

10(m) Stock Option Gain Deferral Plan - Incorporated herein by reference to Exhibit 10(m) of the Registrant's Form 10-K Annual Report for the year ended January 2, 2000.*

10(n)            Estate Preservation Plan -- Incorporated herein by reference to
                 Exhibit 10(n) of the Registrant's Form 10-K Annual Report for the year ended January 2, 2000.*

12               -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- (1).

13 -- Pages 26-50 of the Company's Annual Report to Shareowners for fiscal year 2000 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed")
                 - (1).

21               -- Subsidiaries  - - (1).

23               -- Consent of Independent Auditors - (1).

99(a)(i) -- Form 11-K for the Johnson & Johnson Savings Plan -- Filed with this document.

99(a)(ii)        -- Form 11-K for the Johnson & Johnson Retirement Savings Plan
                 -- Filed with this document.

99(a)(iii)       -- Form 11-K for the Johnson & Johnson Savings Plan for Union
                 Represented Employees -- Filed with this document.

99(a)(iv)        -- Form 11-K for the Centocor Qualified Savings and Retirement
                 Plan -- Filed with this document.

99(b) -- Cautionary Statement pursuant to Private Securities Litigation Reform Act of 1995: "Safe Harbor" for Forward-Looking Statements - - (1).



------------------

(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2000.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                 A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired Exhibit(s) to the Secretary at the principal executive offices of the Company.