Form 10-Q
period 2001-07-01
JOHNSON & JOHNSON
filed 2001-08-15
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended July 1, 2001

                               or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the for the transition
   period from               to


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

Registrant's telephone number, including area code (732) 524-0400


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    On July 27, 2001, 3,119,842,548 shares of Common Stock, $1.00 par value, were outstanding.


















                              - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part I - Financial Information               Page No.

Item 1.  Financial Statements

  Consolidated Balance Sheet -
    July 1, 2001 and December 31, 2000           3


  Consolidated Statement of Earnings for the
    Fiscal Quarter Ended July 1, 2001 and
    July 2, 2000                                 5


  Consolidated Statement of Earnings for the
    Fiscal Six Months Ended July 1, 2001 and
    July 2, 2000                                 6


  Consolidated Statement of Cash Flows for the
    Fiscal Six Months Ended July 1, 2001 and
    July 2, 2000                                 7


  Notes to Consolidated Financial Statements     8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           14


Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                       17



Part II - Other Information


    Item 1 - Legal Proceedings                  17

    Item 4 - Submission of Matters to a
      Vote of Security Holders                  20

    Item 5 - Exhibits and Reports on Form 8-K   20

    Signatures                                  21











                              - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS


                                      July 1,    December 31,
                                       2001          2000
Current Assets:

 Cash and cash equivalents          $ 4,722        4,278

 Marketable securities, at cost       2,797        2,479

 Accounts receivable, trade, less
  allowances $460 (2000 - $439)       4,805        4,601

 Inventories (Note 4)                 2,913        2,905

 Deferred taxes on income             1,110        1,174

 Prepaid expenses and other
  receivables                         1,844        1,254

      Total current assets           18,191       16,691

Marketable securities, non-current    1,143          717

Property, plant and equipment,
 at cost                             11,936       11,866

  Less accumulated depreciation and
    amortization                      4,733        4,457

                                      7,203        7,409

Intangible assets, net (Note 5)       7,616        7,535

Deferred taxes on income                250          240

Other assets                          1,698        1,653


      Total assets                  $36,101       34,245

         See Notes to Consolidated Financial Statements

All amounts have been restated under the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, pursuant to the merger on June 22, 2001, see Note 1.








                              - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                      July 1,    December 31,
                                       2001          2000
Current Liabilities:

Loans and notes payable            $   924        1,489

Accounts payable                     2,049        2,122

Accrued liabilities                  3,218        2,793

Accrued salaries, wages and
 commissions                           670          529

Taxes on income                        485          322

Total current liabilities            7,346        7,255

Long-term debt                       2,491        3,163

Deferred tax liability                 242          255

Employee related obligations         1,812        1,804

Other liabilities                    1,499        1,373

Shareowners' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                 (30)         (35)

Accumulated other comprehensive
 income/(loss) (Note 9)              (552)        (461)

Retained earnings                   20,469       18,113

                                    23,007       20,737

Less common stock held in treasury,
 at cost (88,284,000 & 105,218,000
 shares)                               296          342

Total shareowners' equity           22,711       20,395

Total liabilities and shareowners'
 equity                            $36,101       34,245

         See Notes to Consolidated Financial Statements

All amounts have been restated under the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, pursuant to the merger on June 22, 2001, see Note 1.


                              - 4 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                                   Fiscal Quarter Ended
                         July 1, Percent   July 2, Percent
                           2001  to Sales   2000  to Sales


Sales to customers
 (Note 6)                $8,342   100.0    7,670   100.0

Cost of products sold     2,362    28.3    2,261    29.5

Gross Profit              5,980    71.7    5,409    70.5

Selling, marketing and
  administrative expenses 2,975    35.7    2,829    36.9

Research expense            829     9.9      713     9.3

Interest income           (120)    (1.4)    (88)    (1.1)

Interest expense, net of
  portion capitalized        50      .6       53      .7

Other (income)expense, net  117     1.4     (11)     (.2)

                          3,851    46.2    3,496    45.6

Earnings before provision
  for taxes on income     2,129    25.5    1,913    24.9

Provision for taxes on
  income (Note 3)           647     7.7      550     7.1

NET EARNINGS             $1,482    17.8    1,363    17.8

NET EARNINGS PER SHARE
  (Note 8)
  Basic                  $  .49              .46
  Diluted                $  .48              .44

CASH DIVIDENDS PER SHARE $  .18              .16

AVG. SHARES OUTSTANDING
  Basic                 3,029.3          2,983.0
  Diluted               3,110.5          3,094.9


         See Notes to Consolidated Financial Statements

All amounts have been restated under the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, pursuant to the merger on June 22, 2001, see Note 1.





                              - 5 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                                   Fiscal Six Months
                         July 1, Percent   July 2, Percent
                           2001  to Sales   2000  to Sales


Sales to customers
 (Note 6)               $16,363   100.0   15,110   100.0

Cost of products sold     4,662    28.5    4,503    29.8

Gross Profit             11,701    71.5   10,607    70.2

Selling, marketing and
  administrative expenses 5,818    35.6    5,508    36.5

Research expense          1,588     9.7    1,390     9.2

Interest income           (245)    (1.5)   (171)    (1.1)

Interest expense, net of
  portion capitalized        83      .5      114      .7

Other (income)expense, net   111     .6     (61)     (.4)

                          7,355    44.9    6,780    44.9

Earnings before provision
  for taxes on income     4,346    26.6    3,827    25.3

Provision for taxes on
  income (Note 3)         1,312     8.1    1,133     7.5

NET EARNINGS            $ 3,034    18.5    2,694    17.8

NET EARNINGS PER SHARE
  (Note 8)
  Basic                  $ 1.00              .90
  Diluted                $  .98              .88

CASH DIVIDENDS PER SHARE $  .34              .30

AVG. SHARES OUTSTANDING
  Basic                 3,024.6          2,981.1
  Diluted               3,106.3          3,091.7


         See Notes to Consolidated Financial Statements

All amounts have been restated under the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, pursuant to the merger on June 22, 2001, see Note 1.







                              - 6 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                      Fiscal Six Months
                                     July 1,    July 2,
                                       2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 3,034     2,694
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               804       832
Accounts receivable reserves             59       (23)
Changes in assets and liabilities, net
 of effects from acquisition of
 businesses:
  Increase in accounts receivable     (431)      (286)
  Increase in inventories             (125)       (40)
  Changes in other assets and
   liabilities                          585       122

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          3,926     3,299

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equip                            (571)      (690)
Proceeds from the disposal of assets     53        31
Acquisition of businesses, net of cash
 acquired                              (17)        (7)
Purchases of investments            (4,430)    (2,187)
Sales of investments                  3,649     2,189
Other                                  (69)       (92)

NET CASH USED BY INVESTING
 ACTIVITIES                         (1,385)      (756)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareowners              (950)      (826)
Repurchase of common stock            (629)      (369)
Proceeds from short-term debt           187       162
Retirement of short-term debt         (938)    (1,086)
Proceeds from long-term debt             10         6
Retirement of long-term debt           (20)       (22)
Proceeds from the exercise of stock
 options                                294       226

NET CASH USED BY FINANCING
 ACTIVITIES                         (2,046)    (1,909)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                  (51)       (25)
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                            444       609
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            4,278     2,512

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 4,722     3,121

ACQUISITION OF BUSINESSES
Fair value of assets acquired           159        83
Fair value of liabilities assumed      (66)        (1)
                                         93        82
Treasury stock issued at fair value    (76)       (75)
                                    $    17         7

         See Notes to Consolidated Financial Statements

All amounts have been restated under the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, pursuant to the merger on June 22, 2001, see Note 1.

                             - 7 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Supplemental Consolidated Financial Statements on Form 8-K filed on August 7, 2001. The balance sheet as of December 31, 2000 and the unaudited interim statements of earnings and cash flows for the fiscal quarter and six months ended July 1, 2001 and July 2, 2000 have been prepared to give retroactive effect to the merger with ALZA Corporation on June 22, 2001. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
Effective January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No 133", collectively referred to as SFAS 133.
   SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income
(OCI), depending on whether the derivative is designated as part of a hedge transaction, and, if it is depending on the type of hedge transaction.
   On January 1, 2001 the Company recorded a $17 million net-of-tax cumulative effect transition adjustment gain in OCI to recognize at fair value all derivative instruments designated as cash flow hedges. The adjustment to net earnings was immaterial.
   As of July 1, 2001 the balance of deferred net gains on derivatives accumulated in OCI was $103 million (after tax). Of this amount, the Company expects that $101 million, which includes the transition adjustment, will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. The underlying transactions which will occur and cause the amount deferred in OCI to affect earnings primarily represent sales to third parties and purchases of inventory. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 15 months.
   For the quarter ended July 1, 2001 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant.
  For the quarter ended July 1, 2001 the Company has recorded a net gain of $2 million (after tax) in the `Other (income) expense, net' category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.
   Refer to Note 9 - Accumulated Other Comprehensive Income for disclosure of movements in OCI.


                                   - 8 -
NOTE 3 - INCOME TAXES

The  effective income tax rates for the first fiscal six months of 2001 and

2000  are  30.2% and 29.6%, respectively, as compared to the  U.S.  federal statutory rate of 35%.  The difference from the statutory rate is primarily the  result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring  on  December

21, 2010.


NOTE 4 - INVENTORIES

(Dollars in Millions)
                                   July 1, 2001   Dec. 31, 2000

Raw materials and supplies         $   760           718
Goods in process                       538           480
Finished goods                       1,615         1,707
                                   $ 2,913        2,905



NOTE 5 - INTANGIBLE ASSETS

(Dollars in Millions)
                                   July 1, 2001   Dec. 31, 2000

Intangible assets                  $ 9,323         9,076
Less accumulated amortization        1,707         1,541
                                   $ 7,616         7,535


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























                                   - 9 -

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                     Second Quarter
                                                Percent
                                                Increase/
                              2001    2000      (Decrease)

Consumer
 Domestic                $    888      902       (1.6)
 International                796      805       (1.1)
                            1,684    1,707       (1.4)%

Pharmaceutical
 Domestic                 $ 2,722    2,283       19.3
 International              1,142    1,100        3.8
                            3,864    3,383       14.2%

Med Dev & Diag
 Domestic                 $ 1,537    1,360       13.0
 International              1,257    1,220        3.0
                            2,794    2,580        8.3%

Domestic                  $ 5,147    4,545       13.2
International               3,195    3,125        2.2
 Worldwide                $ 8,342    7,670        8.8%


                                        Six Months
                                                Percent
                                                Increase/
                              2001    2000      (Decrease)

Consumer
 Domestic                 $ 1,867    1,845        1.2
 International              1,603    1,614        (.7)
                            3,470    3,459         .3%

Pharmaceutical
 Domestic                 $ 5,078    4,353       16.7
 International              2,275    2,193        3.7
                            7,353    6,546       12.3%

Med Dev & Diag
 Domestic                 $ 3,012    2,671       12.8
 International              2,528    2,434        3.9
                            5,540    5,105        8.5%

Domestic                  $ 9,957    8,869       12.3
International               6,406    6,241        2.6
 Worldwide                $16,363   15,110        8.3%
















                                  - 10 -


OPERATING PROFIT BY SEGMENT OF BUSINESS

                                     Second Quarter
                                                Percent
                              2001    2000       Change

Consumer                  $   243      227        7.0
Pharmaceutical(1)           1,410    1,319        6.9
Med. Dev. & Diag.             548      450       21.8
  Segments total            2,201    1,996       10.3
Expenses not allocated
  to segments                 (72)     (83)

  Worldwide total         $ 2,129    1,913       11.3%


                                      Six Months
                                                Percent
                              2001    2000       Change

Consumer                  $   536      454       18.1
Pharmaceutical(1)           2,832    2,632        7.6
Med. Dev. & Diag.           1,119      921       21.5
  Segments total            4,487    4,007       12.0
Expenses not allocated
  to segments                (141)    (180)

  Worldwide total         $ 4,346    3,827       13.6%

Note: Prior year amounts have been reclassified to conform with current year presentation.
(1) Includes special charges of $109 million for restructuring and deal costs related to the ALZA merger.

SALES BY GEOGRAPHIC AREA

                                     Second Quarter
                                                Percent
                              2001    2000     Increase

U.S.                     $  5,147    4,545       13.2
Europe                      1,729    1,665        3.9
Western Hemisphere
  Excluding U.S.              539      507        6.3
Asia-Pacific, Africa          927      953       (2.7)

  Total                  $  8,342    7,670        8.8%

                                        Six Months
                                                Percent
                              2001    2000     Increase

U.S.                     $  9,957    8,869       12.3
Europe                      3,466    3,343        3.7
Western Hemisphere
  Excluding U.S.            1,062    1,023        3.8
Asia-Pacific, Africa        1,878    1,875         .1

  Total                  $ 16,363   15,110        8.3%








                                  - 11 -
NOTE 7 - ACCOUNTING FOR SALES INCENTIVES
The Company currently recognizes the expense related to coupons and certain sales incentives upon issuance and classifies these expenses as selling, marketing and administrative expense. The amount of such sales incentives were $56 million and $65 million for the first six months of 2001 and 2000, respectively. EITF 00-14 will take effect in the first quarter of 2002 and the impact on the Company will be the reclassification of the above mentioned amounts from expense to a reduction of sales.

NOTE 8 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the six months ended July 1, 2001 and July 2, 2000. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001.

(Shares in Millions)

                                            Fiscal Quarter Ended
                                            July 1,    July 2,
                                              2001      2000

Basic net earnings per share            $      .49        .46
Average shares outstanding - basic         3,029.3    2,983.4
Potential shares exercisable under
  stock option plans                         121.9      130.5

Less: shares which could be repurchased
  under treasury stock method                (76.8)     (80.4)
Convertible debt shares                       36.1       61.4
Adjusted average shares
  outstanding - diluted                    3,110.5    3,094.9
Diluted earnings per share               $     .48        .44


                                            Fiscal Six Months Ended
(Shares in Millions)                        July 1,     July 2,
                                              2001       2000

Basic net earnings per share            $     1.00        .90
Average shares outstanding - basic         3,024.6    2,981.6
Potential shares exercisable under
  stock option plans                         123.3      129.4

Less: shares which could be repurchased
  under treasury stock method                (77.7)     (80.9)
Convertible debt shares                       36.1       61.6
Adjusted average shares
  outstanding - diluted                    3,106.3    3,091.7
Diluted earnings per share               $     .98        .88
















                                  - 12 -
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive income for the six months ended July 1, 2001 is $2,931 million, compared with $2,705 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg    Inc/(Loss)

December 31, 2000   $  (522)      76      (15)      -       (461)
2001 Six Months changes
  Transition Adj.          -       -         -     17
  Net change associated
   to current period hedging
   transactions            -       -         -    261
  Net amount reclassed to
   net earnings            -       -         -   (175)*
  Net Six Months changes(209)     16      (1)     103       (91)

July 1, 2001        $  (731)      92      (16)    103       (552)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non US subsidiaries.

*Primarily offset by changes in value of the underlying transactions.

NOTE 10 - MERGERS & ACQUISITIONS

On March 2, 2001, Johnson & Johnson acquired BabyCenter, Inc. from eToys, Inc. The purchase was an all cash transaction valued at approximately $10 million.
  BabyCenter.com is the largest and best-known online parenting resource serving expectant and new mothers and fathers. The BabyCenter family of websites also includes ParentCenter.com and BabyCentre.co.uk.
  On April 18, 2001, Johnson & Johnson completed their previously announced merger with Heartport, valued at approximately $81 million. Holders of Heartport common stock received 0.0614 shares of Johnson & Johnson common stock for each outstanding share of Heartport. Johnson & Johnson purchased the number of shares of Johnson & Johnson common stock equal to the number of such shares issued in connection with the merger in the open market.
  Heartport manufactures and markets less invasive cardiac surgery products that enable surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures.
  On June 22, 2001, Johnson & Johnson completed their previously announced merger with ALZA Corporation (ALZA). The transaction was completed after ALZA shareholders voted to approve the merger agreement with Johnson & Johnson.
 ALZA shareholders received a fixed exchange ratio of .98 shares of Johnson & Johnson common stock for each share of ALZA in a tax-free transaction. The transaction was accounted for by the pooling of interests method of accounting.
  ALZA Corporation is a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA's sales and marketing efforts have been focused in oncology and urology.
                                  - 13 -

  On May 9, 2001, the Company announced it entered into a definitive merger agreement to acquire Inverness Medical Technologies, excluding certain businesses, in a stock-for-stock exchange. Inverness is a developer of innovative products focused primarily on the self-management of diabetes. The transaction is expected to close in the fourth quarter of 2001 and is subject to certain European regulatory approvals and other customary closing conditions.

NOTE 11 - LEGAL PROCEEDINGS
The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenue and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF No. 00-25.
  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." All business combinations consummated after July 1, 2001 (including the Inverness acquisition) will be accounted for in accordance with the new pronouncements. In addition, effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets on acquisitions prior to July 1, 2001 as a charge to earnings. Also, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is currently in the process of quantifying the impact of the new standards.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

  Consolidated sales for the first six months of 2001 were $16.36 billion, which exceeded sales of $15.11 billion for the first six months of 2000 by 8.3%. The strength of the U.S. dollar relative to the foreign currencies decreased sales for the first six months of 2001 by 3.5%. Excluding the effect of the stronger U.S. dollar relative to foreign currencies, sales increased 11.8% on an operational basis for the first six months of 2001. Consolidated net earnings for the first six months of 2001 were $3.03 billion, compared with net earnings of $2.69 billion for the first six months of 2000. Other income and expense for 2001 reflects special charges of $102 million after-tax for restructuring and deal costs related to the ALZA merger. For 2000, other income and expense includes gain related to the sale of certain equity securities. Worldwide basic net earnings per share for the first six months of 2001 were $1.00, compared with $.90 for the same period in 2000, an increase of 11.1%. Excluding special charges, basic net earnings per share were $1.04, an increase of 15.6% compared to $.90 for the same period in 2000. Worldwide diluted net earnings per share for the first six months of 2001 were $.98, compared with $.88 for the same period in 2000, an increase of 11.4%. Excluding special charges, diluted earnings per share were $1.01, compared with $.88 for the same period in 2000, an increase of 14.8%.

                                  - 14 -
  Consolidated sales for the second quarter of 2001 were $8.34 billion, an increase of 8.8% over 2000 second quarter sales of $7.67 billion. The effect of the stronger U.S. dollar relative to foreign currencies decreased second quarter sales by 3.3%. Consolidated net earnings for the second quarter of 2001 were $1.48 billion, compared with $1.36 billion for the same period a year ago, an increase of 8.7%. Worldwide basic net earnings per share for the second quarter of 2001 rose 6.5% to $.49, compared with $.46 in the 2000 period. Excluding special charges, worldwide basic net earnings per share for the second quarter were $.52, compared with $.46 for the same period a year ago, an increase of 13.0%. Worldwide diluted net earnings per share for the second quarter of 2001 rose 9.1% to $.48, compared with $.44 in 2000. Excluding special charges, worldwide diluted net earnings per share for the second quarter were $.51, compared to $.44 for the same period a year ago, an increase of 15.9%.
  Domestic sales for the first six months of 2001 were $9.96 billion, an increase of 12.3% over 2000 domestic sales of $8.87 billion for the same period a year ago. Sales by international subsidiaries were $6.41 billion for the first six months of 2001 compared with $6.24 billion for the same period a year ago, an increase of 2.6%. Excluding the impact of the stronger value of the dollar, international sales increased by 10.9%.
 Worldwide Consumer sales for the second quarter of 2001 were $1.7 billion, an operational increase of 2.4% versus the same period a year ago. Domestic sales decreased by 1.6%, while international sales gains in local currency of 6.9% were entirely offset by negative currency, resulting in a reported worldwide sales decrease of 1.4%.
  During the quarter, McNeil Consumer Healthcare reintroduced the 110-year-old ST. JOSEPH Aspirin brand. Once known exclusively as a baby aspirin, ST. JOSEPH Aspirin now offers adult consumers a single tablet in the strength that doctors recommend most for cardio therapy.
 Worldwide Pharmaceutical sales of $3.9 billion for the quarter resulted in an operational increase of 16.5% over the same period in 2000. Domestic sales increased 19.3%. International sales increased operationally 10.8% but were offset by a negative currency impact of 7.0%. Worldwide reported sales growth including a 2.3% negative currency impact was 14.2%.
  Sales growth reflects the strong performance of PROCRIT/EPREX, for the treatment of anemia; RISPERDAL, an antipsychotic medication; DURAGESIC, a transdermal patch for chronic pain; REMICADE, for the treatment of rheumatoid arthritis and Crohn's disease; TOPAMAX, an antiepileptic, and ACIPHEX/PARIET, a proton pump inhibitor for gastrointestinal disorders.
  On June 22, 2001, the Company completed the merger with ALZA Corporation, a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies.







                                  - 15 -
 During the quarter, the Company received U.S. Food and Drug Administration
(FDA) approval for an oral solution formulation of REMINYL (galantamine hydrobromide), a new treatment for mild to moderate Alzheimer's disease. REMINYL Oral Solution provides patients and their caregivers with a new dosing option for individuals who prefer a liquid or cannot swallow tablets. REMINYL tablets were launched in the United States in April. The Company also received FDA approval for SPORANOX (itraconazole) for empiric therapy of febrile, neutropenic patients with suspected fungal infections. Empiric therapy allows physicians to prescribe treatment promptly based on their observation and experience without time-consuming tests.
  Worldwide sales for the Medical Devices and Diagnostics segment were $2.8 billion in the second quarter of 2001, which represented an increase of 12.4% in local currency as compared to the same period in 2000. Domestic sales were up 13.0%, while international sales increased 11.9% on an operational basis. Worldwide sales gains including the negative impact of currency were reported at 8.3%. The primary contributors to the segment's growth were the Cordis circulatory disease management products; DePuy's orthopaedic joint reconstruction and spinal products; Ethicon's Mitek suture anchors and Gynecare women's health products; and Ethicon Endo-Surgery's minimally invasive surgical products.
 On April 18, 2001, the Company announced the completion of the merger with Heartport, Inc. Heartport is a pioneer in developing, manufacturing and selling less invasive cardiac open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures.
  In the second quarter, the Company announced it entered into a definitive merger agreement to acquire Inverness Medical Technologies, excluding certain businesses, in a stock-for-stock exchange. Inverness is a developer of innovative products focused primarily on the self-management of diabetes. The transaction is expected to close in the fourth quarter of 2001 and is subject to certain European regulatory approvals and other customary closing conditions.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and current marketable securities increased $762 million during the first six months of 2001 to $7.52 billion at July 1, 2001. Total borrowings decreased $1.24 billion during the first six months of 2001 to $3.42 billion. Net cash (cash and current marketable securities net of debt) as of July 1, 2001 was $4.1 billion, compared with $2.11 billion at the end of 2000. Total debt represented 13.1% of total capital (shareowners' equity and total debt) at quarter end compared with 18.6% at the end of 2000. Johnson & Johnson exercised its option to redeem the $460 million convertible subordinated debentures of Centocor due 2005 at a price equal to 102.714% of the principal amount plus accrued interest. The debentures were subsequently converted by the holders into approximately 11,928,000 shares of Johnson & Johnson common stock. For the period ended July 1, 2001, there were no material cash commitments.
 Additions to property, plant and equipment were $571 million for the first six months of 2001, compared with $690 million for the same period in 2000.
  On April 26, 2001, the Board of Directors approved an increase in the authorized common stock from 2.16 billion to 4.32 billion shares and a subsequent two-for-one split of its common stock. Par value will remain at $1.00 per common share. One new share of common stock was issued on June 12, 2001 with respect to each existing share of common stock held of record as of the close of business on May 22, 2001.
  On July 16, 2001, the Board of Directors approved a regular quarterly dividend of $.18 cents per share, payable on September 11, 2001 to shareowners of record as of August 21, 2001.

                                  - 16 -
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
  This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
  Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
  The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

  The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
  One group of cases against the Company concerns the Janssen product Propulsid, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, hundreds of lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding Propulsid in state and federal courts across the country. Many of these actions involve the claims of multiple plaintiffs and a significant number seek certification as class actions. These actions accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over-promotion. These actions seek substantial compensatory and punitive damages. Janssen and the Company dispute the claims against them and are vigorously defending these actions. The Company believes it has adequate self and commercially available excess insurance with respect to these cases.

                                  - 17 -
  The  Company's  subsidiary, Johnson & Johnson Vision  Care  Inc.  (Vision
Care), together with a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple State Attorneys General on behalf of consumers alleging violations of federal and state antitrust laws. These cases, which were filed between July 1994 and December 1996 and are consolidated before the United States District Court for the Middle District of Florida, assert that enforcement of Vision Care's long-standing policy of selling contact lenses only to licensed eye care professionals is a result of an unlawful conspiracy to eliminate alternative distribution channels from the disposable contact lens market. In April 2001, after several weeks of trial, these cases were concluded based on a settlement agreement, yet to be approved finally by the court, which provides for a cash payment to the class, a package of consumer benefits available to class members based on certain eligibility requirements, and reciprocal requirements for Vision Care to provide contact lenses to alternative channels of supply (e.g., mail order) under specified circumstances and for the State Attorneys General to continue to enforce state laws governing sale of contact lenses by mail order firms. Several mail order firms have filed motions to intervene in the proceedings, arguing that the settlement, or Vistakon's interpretation of it, will harm them.
 Johnson & Johnson Vision Care is also a defendant in a nationwide consumer class action brought on behalf of purchasers of its ACUVUE brand contact lenses. The plaintiffs in that action, which was filed in 1996 in New Jersey State Court, allege that Vision Care sold its 1-DAY ACUVUE lens at a substantially cheaper price than ACUVUE and misled consumers into believing these were different lenses when, in fact, they were allegedly "the same lenses." Plaintiffs are seeking substantial damages and an injunction against supposed improper conduct. A settlement agreement has been reached with plaintiffs in this case which has been preliminarily approved by the court. The settlement provides for cash and consumer benefits based on proof of eligibility, and revision of certain Vision Care marketing and labeling materials.
  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate EPO sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's U.S. license rights to EPO are material to the Company; thus, an unfavorable outcome on the termination issue could have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations. The arbitration is scheduled to begin in September of this year.




                                  - 18 -
  The Company and its LifeScan subsidiary are defendants in several class actions filed in federal and state courts in California in 1998 in which it is alleged that purchasers of SureStep blood glucose meters and strips suffered economic harm because those products contained undisclosed defects. In late 2000, LifeScan pleaded guilty in federal court to three misdemeanors and paid a total of $60 million in fines and civil costs to resolve an investigation related to those same alleged defects. In one of the federal class actions, a nationwide class was certified by the district court last year and trial has been scheduled for November of this year. The Company and LifeScan believe these claims are without merit and are vigorously defending these actions.
  In patent infringement actions tried in Delaware Federal Court late last year, Cordis, a Johnson & Johnson company, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue are unenforceable owing to alleged inequitable conduct before the patent office. Post trial motions and appeals to the Federal Circuit Court of Appeals will follow and no judgments are likely to be paid, if at all, until those proceedings have run their course. Furthermore, since the amount of damages, if any, which the Company may receive cannot be quantified until the legal process is complete, no gain has been recorded in the financial statements for either of these awards.
  The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.
  The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.

Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the shareowners of the Company was held on April 26, 2001.

    (b) The shareowners elected all the Company's nominees for director. The shareowners also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2001.

         1.  Election of Directors:

                                     For           Withheld
            G. N. Burrow     1,160,305,362       4,401,900
            J. G. Cooney     1,116,277,522      48,429,740
            J. G. Cullen     1,160,372,918       4,334,344
            M. J. Folkman    1,160,200,614       4,506,648
            A. D. Jordan     1,160,081,291       4,625,971
            A. G. Langbo     1,160,485,503       4,221,759
            R. S. Larsen     1,160,552,294       4,154,968
            J. T. Lenehan    1,160,727,491       3,979,771
            J. S. Mayo       1,159,658,459       5,048,803
            L. F. Mullin     1,160,375,408       4,331,854
            H. B. Schacht    1,159,455,218       5,252,044
            M. F. Singer     1,159,753,207       4,954,055
            J. W. Snow       1,160,336,316       4,370,946
            W. C. Weldon     1,160,686,159       4,021,103
            R. N. Wilson     1,160,362,075       4,345,187


          2. Approval of Appointment of PricewaterhouseCoopers LLP:

                    For                     1,129,588,939
                    Against                    28,495,208
                    Abstain                     6,623,115

     (c) A shareowner proposal on pharmaceutical pricing was defeated. The vote on this proposal was as follows:

                    For                       56,404,756
                    Against                  877,946,132
                    Abstain                   35,161,337


Item 5.   Exhibits and Reports on Form 8-K

   (a)    Exhibit Numbers

          (1)  Exhibit 3 - Certificate of Amendment to the
               Restated Certificate of Incorporation of the Company effective May 22, 2001.

          (2) Exhibit 99.2 - By-Laws of the Company, as amended effective June 11, 2001

   (b)    Reports on Form 8-K

            A Report on Form 8-K was filed on August 7, 2001, which included Management's Discussion and Analysis of Results of Operations and Financial Condition, the consolidated balance sheets of Johnson & Johnson and subsidiaries as of April 1, 2001, December 31, 2000 and January 2, 2000 and the related consolidated statement of earnings, shareowners' equity and cash flows for April 1, 2001, April 2, 2000 and each of the three years in the period ended December 31, 2000.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 15, 2001        By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  August 15, 2001        By /s/ C. E. LOCKETT
                                       C. E. LOCKETT
                                      Controller
                                   (Chief Accounting Officer)