Form 10-Q
period 2001-09-30
JOHNSON & JOHNSON
filed 2001-11-13
CIK 200406

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                    or

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

    On October 26, 2001, 3,048,072,956 shares of Common Stock, $1.00 par value, were outstanding.


















                                   - 1 -

               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



Part I - Financial Information               Page No.

Item 1.  Financial Statements

  Consolidated Balance Sheet -
    September 30, 2001 and December 31, 2000     3


  Consolidated Statement of Earnings for the
    Fiscal Quarter Ended September 30, 2001 and
    October 1, 2000                              5


  Consolidated Statement of Earnings for the
    Fiscal Nine Months Ended September 30, 2001 and
    October 1, 2000                              6


  Consolidated Statement of Cash Flows for the
    Fiscal Nine Months Ended September 30, 2001 and
    October 1, 2000                              7


  Notes to Consolidated Financial Statements     8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           14


Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                       17



Part II - Other Information


    Item 1 - Legal Proceedings                  17

    Item 5 - Exhibits and Reports on Form 8-K   19

    Signatures                                  20














                                   - 2 -
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS


                                   September 30, December 31,
                                       2001          2000
Current Assets:

 Cash and cash equivalents          $ 5,066        4,278

 Marketable securities, at cost       3,148        2,479

 Accounts receivable, trade, less
  allowances $480 (2000 - $439)       4,960        4,601

 Inventories (Note 4)                 3,007        2,905

 Deferred taxes on income             1,182        1,174

 Prepaid expenses and other
  receivables                         1,716        1,254

      Total current assets           19,079       16,691

Marketable securities, non-current    1,146          717

Property, plant and equipment,
 at cost                             12,357       11,866

  Less accumulated depreciation and
    amortization                      5,019        4,457

                                      7,338        7,409

Intangible assets, net (Note 5)       7,532        7,535

Deferred taxes on income                279          240

Other assets                          1,679        1,653


      Total assets                  $37,053       34,245

         See Notes to Consolidated Financial Statements

All amounts have been restated in accordance with the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, June 22, 2001, see Note 1.








                                   - 3 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                   September 30, December 31,
                                       2001          2000
Current Liabilities:

Loans and notes payable            $   639        1,489

Accounts payable                     2,173        2,122

Accrued liabilities                  3,089        2,793

Accrued salaries, wages and
 commissions                           765          529

Taxes on income                        838          322

Total current liabilities            7,504        7,255

Long-term debt                       2,187        3,163

Deferred tax liability                 266          255

Employee related obligations         1,838        1,804

Other liabilities                    1,524        1,373

Shareowners' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                 (30)         (35)

Accumulated other comprehensive
 income/(loss) (Note 9)              (494)        (461)

Retained earnings                   21,441       18,113

                                    24,037       20,737

Less common stock held in treasury,
 at cost (75,571,000 & 105,218,000
 shares)                               303          342

Total shareowners' equity           23,734       20,395

Total liabilities and shareowners'
 equity                            $37,053       34,245

         See Notes to Consolidated Financial Statements

All amounts have been restated in accordance with the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, June 22, 2001, see Note 1.


                                   - 4 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                                   Fiscal Quarter Ended
                         Sept 30,          Percent Oct. 1,  Percent
                           2001  to Sales   2000  to Sales


Sales to customers
 (Note 6)                $8,238   100.0    7,438   100.0

Cost of products sold     2,385    29.0    2,191    29.5

Gross Profit              5,853    71.0    5,247    70.5

Selling, marketing and
  administrative expenses 2,894    35.1    2,767    37.2

Research expense            899    10.9      739     9.9

Interest income           (106)    (1.3)   (124)    (1.7)

Interest expense, net of
  portion capitalized        39      .5       45      .6

Other (income)expense, net   19      .2     (14)     (.2)

                          3,745    45.4    3,413    45.8

Earnings before provision
  for taxes on income     2,108    25.6    1,834    24.7

Provision for taxes on
  income (Note 3)           579     7.0      511     6.9

NET EARNINGS             $1,529    18.6    1,323    17.8

NET EARNINGS PER SHARE
  (Note 8)
  Basic                  $  .50              .44
  Diluted                $  .49              .43

CASH DIVIDENDS PER SHARE $  .18              .16

AVG. SHARES OUTSTANDING
  Basic                 3,039.2          2,998.4
  Diluted               3,110.9          3,113.4


         See Notes to Consolidated Financial Statements

All amounts have been restated in accordance with the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, June 22, 2001, see Note 1.





                                   - 5 -



               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                                   Fiscal Nine Months
                         Sept 30,          Percent Oct. 1,  Percent
                           2001  to Sales   2000  to Sales


Sales to customers
 (Note 6)               $24,601   100.0   22,548   100.0

Cost of products sold     7,047    28.7    6,694    29.7

Gross Profit             17,554    71.3   15,854    70.3

Selling, marketing and
  administrative expenses 8,712    35.4    8,275    36.7

Research expense          2,487    10.1    2,129     9.4

Interest income           (351)    (1.4)   (295)    (1.3)

Interest expense, net of
  portion capitalized       122      .5      159      .7

Other (income)expense, net   130     .5     (75)     (.3)

                         11,100    45.1   10,193    45.2

Earnings before provision
  for taxes on income     6,454    26.2    5,661    25.1

Provision for taxes on
  income (Note 3)         1,891     7.7    1,644     7.3

NET EARNINGS            $ 4,563    18.5    4,017    17.8

NET EARNINGS PER SHARE
  (Note 8)
  Basic                  $ 1.51             1.34
  Diluted                $ 1.48             1.31

CASH DIVIDENDS PER SHARE $  .52              .46

AVG. SHARES OUTSTANDING
  Basic                 3,029.7          2,986.7
  Diluted               3,096.5          3,096.2


         See Notes to Consolidated Financial Statements

All amounts have been restated in accordance with the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, June 22, 2001, see Note 1.







                                   - 6 -
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                      Fiscal Nine Months
                                     Sept 30,   Oct. 1,
                                       2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 4,563     4,017
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,241     1,239
Accounts receivable reserves             46        28
Changes in assets and liabilities, net
 of effects from acquisition of
 businesses:
  Increase in accounts receivable     (466)      (252)
  Increase in inventories             (142)       (97)
  Changes in other assets and
   liabilities                          826       515

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          6,068     5,450

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equip                            (978)    (1,070)
Proceeds from the disposal of assets    154        30
Acquisition of businesses, net of cash
 acquired                              (44)        (7)
Purchases of investments            (6,453)    (3,805)
Sales of investments                  5,288     3,405
Other                                  (54)      (104)

NET CASH USED BY INVESTING
 ACTIVITIES                         (2,087)    (1,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareowners            (1,498)    (1,279)
Repurchase of common stock          (1,031)      (621)
Proceeds from short-term debt           235       491
Retirement of short-term debt       (1,033)    (1,359)
Proceeds from long-term debt             13       593
Retirement of long-term debt          (275)       (35)
Proceeds from the exercise of stock
 options                                399       267

NET CASH USED BY FINANCING
 ACTIVITIES                         (3,190)    (1,943)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                   (3)       (73)
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                            788     1,883
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            4,278     2,512

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 5,066     4,395

ACQUISITION OF BUSINESSES
Fair value of assets acquired           186        83
Fair value of liabilities assumed      (66)        (1)
                                        120        82
Treasury stock issued at fair value    (76)       (75)
                                    $    44         7

         See Notes to Consolidated Financial Statements

All amounts have been restated in accordance with the pooling of interests method of accounting to give retroactive effect to the merger with ALZA Corporation, June 22, 2001, see Note 1.


                             - 7 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Consolidated Financial Statements on Form 8-K filed on September 20, 2001. The balance sheet as of December 31, 2000 and the unaudited interim statements of earnings and cash flows for the fiscal quarter and nine months ended September 30, 2001 and October 1, 2000 have been prepared to give retroactive effect to the merger with ALZA Corporation on June 22, 2001 in accordance with the pooling of interests method of accounting. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
Effective January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No 133", collectively referred to as SFAS 133.
   SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income
(OCI), depending on whether the derivative is designated as part of a hedge transaction, and, if it is, depending on the type of hedge transaction.
   On January 1, 2001 the Company recorded a $17 million net-of-tax cumulative effect transition adjustment gain in OCI to recognize at fair value all derivative instruments designated as cash flow hedges. The adjustment to net earnings was immaterial.
  As of September 30, 2001 the balance of deferred net gains on derivatives accumulated in OCI was $72 million (after tax). Of this amount, the Company expects that $66 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. The underlying transactions which will occur and cause the amount deferred in OCI to affect earnings primarily represent sales to third parties and purchases of inventory. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 15 months.
   For the quarter ended September 30, 2001 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant.
   For the quarter ended September 30, 2001 the Company has recorded a net gain of $2 million (after tax) in the `Other (income) expense, net' category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.
  Refer to Note 9 - "Accumulated Other Comprehensive Income" for disclosure of movements in OCI.

                                   - 8 -
NOTE 3 - INCOME TAXES

The effective income tax rates for the first fiscal nine months of 2001 and

2000  are  29.3% and 29.0%, respectively, as compared to the  U.S.  federal statutory rate of 35%.  The difference from the statutory rate is primarily the  result of domestic subsidiaries operating in Puerto Rico under a grant for tax relief expiring on December 31, 2007 and the result of subsidiaries manufacturing in Ireland under an incentive tax rate expiring  on  December

21, 2010.


NOTE 4 - INVENTORIES

(Dollars in Millions)
                                   Sept 30, 2001  Dec. 31, 2000

Raw materials and supplies         $   694           718
Goods in process                       571           480
Finished goods                       1,742         1,707
                                   $ 3,007        2,905



NOTE 5 - INTANGIBLE ASSETS

(Dollars in Millions)
                                   Sept 30, 2001  Dec. 31, 2000

Intangible assets                  $ 9,347         9,076
Less accumulated amortization        1,815         1,541
                                   $ 7,532         7,535


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























                                   - 9 -

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                      Third Quarter
                                                Percent
                              2001    2000      Increase

Consumer
 Domestic                $    984      939        4.8
 International                793      783        1.3
                            1,777    1,722        3.2%

Pharmaceutical
 Domestic                 $ 2,511    2,134       17.7
 International              1,166    1,034       12.8
                            3,677    3,168       16.1%

Med Dev & Diag
 Domestic                 $ 1,580    1,390       13.7
 International              1,204    1,158        4.0
                            2,784    2,548        9.3%

Domestic                  $ 5,075    4,463       13.7
International               3,163    2,975        6.3
 Worldwide                $ 8,238    7,438       10.8%


                                       Nine Months
                                                Percent
                                                Increase/
                              2001    2000      (Decrease)

Consumer
 Domestic                 $ 2,851    2,784        2.4
 International              2,395    2,397        (.1)
                            5,246    5,181        1.3%

Pharmaceutical
 Domestic                 $ 7,590    6,487       17.0
 International              3,442    3,227        6.7
                           11,032    9,714       13.6%

Med Dev & Diag
 Domestic                 $ 4,591    4,061       13.1
 International              3,732    3,592        3.9
                            8,323    7,653        8.8%

Domestic                  $15,032   13,332       12.8
International               9,569    9,216        3.8
 Worldwide                $24,601   22,548        9.1%
















                                  - 10 -


OPERATING PROFIT BY SEGMENT OF BUSINESS

                                      Third Quarter
                                                Percent
                              2001    2000       Change

Consumer                  $   292      226       29.2
Pharmaceutical              1,282    1,181        8.6
Med. Dev. & Diag.             603      473       27.5
  Segments total            2,177    1,880       15.8
Expenses not allocated
  to segments                 (69)     (46)

  Worldwide total         $ 2,108    1,834       14.9%


                                      Nine Months
                                                Percent
                              2001    2000       Change

Consumer                  $   826      680       21.5
Pharmaceutical              4,104    3,814        7.6
Med. Dev. & Diag.           1,718    1,395       23.2
  Segments total            6,648    5,889       12.9
Expenses not allocated
  to segments                (194)    (228)

  Worldwide total         $ 6,454    5,661       14.0%

Note: Prior year amounts have been reclassified to conform with current year presentation.


SALES BY GEOGRAPHIC AREA

                                      Third Quarter
                                               Percent
                              2001    2000     Change

U.S.                     $  5,075    4,463       13.7
Europe                      1,654    1,496       10.6
Western Hemisphere
  Excluding U.S.              533      530         .6
Asia-Pacific, Africa          976      949        2.8

  Total                  $  8,238    7,438       10.8%

                                        Nine Months
                                               Percent
                              2001    2000     Change

U.S.                     $ 15,032   13,332       12.8
Europe                      5,121    4,839        5.8
Western Hemisphere
  Excluding U.S.            1,594    1,553        2.6
Asia-Pacific, Africa        2,854    2,824        1.1

  Total                  $ 24,601   22,548        9.1%








                                  - 11 -
NOTE 7 - ACCOUNTING FOR SALES INCENTIVES
The Company currently recognizes the expense related to coupons and certain sales incentives upon issuance and classifies these expenses as selling, marketing and administrative expense. The amount of such sales incentives were $85 million and $91 million for the first nine months of 2001 and 2000, respectively. EITF 00-14 will take effect in the first quarter of 2002 and the impact on the Company will be the reclassification of the above mentioned amounts from expense to a reduction of sales.

NOTE 8 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the nine months ended September 30, 2001 and October 1, 2000. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001.

(Shares in Millions)

                                            Fiscal Quarter Ended
                                            Sept 30,   Oct. 1,
                                              2001      2000

Basic net earnings per share            $      .50        .44
Average shares outstanding - basic         3,039.2    2,998.4
Potential shares exercisable under
  stock option plans                         175.8      129.1

Less: shares which could be repurchased
  under treasury stock method               (126.7)     (73.7)
Convertible debt shares                       22.6       59.6
Adjusted average shares
  outstanding - diluted                    3,110.9    3,113.4
Diluted earnings per share               $     .49        .43


                                            Fiscal Nine Months Ended
(Shares in Millions)                        Sept 30,    Oct. 1,
                                              2001       2000

Basic net earnings per share            $     1.51       1.34
Average shares outstanding - basic         3,029.7    2,986.7
Potential shares exercisable under
  stock option plans                         116.9      125.9

Less: shares which could be repurchased
  under treasury stock method                (72.3)     (77.2)
Convertible debt shares                       22.2       60.8
Adjusted average shares
  outstanding - diluted                    3,096.5    3,096.2
Diluted earnings per share               $    1.48       1.31
















                                  - 12 -
NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive income for the nine months ended September 30, 2001 is $4,517 million, compared with $3,897 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg    Inc/(Loss)

December 31, 2000   $  (522)      76      (15)      -       (461)
2001 Nine Months changes
  Transition Adj.          -       -         -     17
  Net change associated
   to current period hedging
   transactions            -       -         -    157
  Net amount reclassed to
   net earnings            -       -         -   (102)*
  Net Nine Months changes (80)   (24)     (1)      72       (33)

September 30, 2001  $  (602)      52      (16)     72       (494)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non US subsidiaries.

*Primarily offset by changes in value of the underlying transactions.

NOTE 10 - MERGERS, ACQUISITIONS & DIVESTITURES
On March 2, 2001, Johnson & Johnson acquired BabyCenter, Inc. from eToys, Inc. The purchase was an all cash transaction valued at approximately $10 million.
  BabyCenter.com is the largest and best-known online parenting resource serving expectant and new mothers and fathers. The BabyCenter family of websites also includes ParentCenter.com and BabyCentre.co.uk.
  On April 18, 2001, Johnson & Johnson completed their previously announced purchase of Heartport, valued at approximately $81 million. Holders of Heartport common stock received 0.0614 shares of Johnson & Johnson common stock for each outstanding share of Heartport. Johnson & Johnson purchased the number of shares of Johnson & Johnson common stock equal to the number of such shares issued in connection with the merger in the open market.
  Heartport manufactures and markets less invasive cardiac surgery products that enable surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures.
  On June 22, 2001, Johnson & Johnson completed their previously announced merger with ALZA Corporation (ALZA). ALZA shareholders received a fixed exchange ratio of .98 shares of Johnson & Johnson common stock for each share of ALZA in a tax-free transaction. The transaction was accounted for by the pooling of interests method of accounting.
  ALZA Corporation is a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies. ALZA's sales and marketing efforts have been focused in oncology and urology.
  On May 9, 2001, the Company announced it entered into a definitive merger agreement to acquire Inverness Medical Technologies, excluding certain businesses, in a stock-for-stock exchange. Inverness is a developer of innovative products focused primarily on the self-management of diabetes. The transaction is expected to close in the fourth quarter of 2001 and is subject to certain European regulatory approvals and other customary closing conditions.
                                  - 13 -

  On June 4, 2001, the Company sold Johnson & Johnson Medical's Worldwide Packs, Gowns and Wearing Apparel business to Molnlycke Health Care AG, Sweden. This transaction, together with the sale last year of Johnson & Johnson Medical's Glove business furthers the Company's ability to focus resources on other business areas that provide greater opportunities for continued growth and profitability.

NOTE 11 - LEGAL PROCEEDINGS
The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenue and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF No. 00-25.
  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." All business combinations consummated after July 1, 2001 (including the Inverness acquisition) will be accounted for in accordance with the new pronouncements. In addition, effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets on acquisitions prior to July 1, 2001 as a charge to earnings. The Company is currently in the process of quantifying the impact of the new standards.
  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is currently assessing the impact of this new standard and it will become effective January 1, 2002. Additionally, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is currently assessing the impact of this new standard and it will become effective for the fiscal years beginning after June 15, 2002.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
  Consolidated sales for the first nine months of 2001 were $24.60 billion, which exceeded sales of $22.5 billion for the first nine months of 2000 by 9.1%. The strength of the U.S. dollar relative to the foreign currencies decreased sales for the first nine months of 2001 by 3.1%. Excluding the effect of the stronger U.S. dollar relative to foreign currencies, sales increased 12.2% on an operational basis for the first nine months of 2001. Consolidated net earnings for the first nine months of 2001 were $4.56 billion, compared with net earnings of $4.02 billion for the first nine months of 2000. Other income and expense for 2001 reflects special charges of $126 million after-tax for restructuring and deal costs related to the ALZA merger. For 2000, other income and expense includes gain related to the sale of certain equity securities. Worldwide basic net earnings per share for the first nine months of 2001 were $1.51, compared with $1.34 for the same period in 2000, an increase of 12.7%. Excluding special charges, basic net earnings per share were $1.55, an increase of 15.7% compared to $1.34 for the same period in 2000. Worldwide diluted net earnings per share for the first nine months of 2001 were $1.48, compared with $1.31 for the same period in 2000, an increase of 13.0%. Excluding special charges, diluted earnings per share were $1.52, compared with $1.31 for the same period in 2000, an increase of 16.0%.
  Consolidated sales for the third quarter of 2001 were $8.24 billion, an increase of 10.8% over 2000 third quarter sales of $7.44 billion. The effect of the stronger U.S. dollar relative to foreign currencies decreased third quarter sales by 2.2%. Consolidated net earnings for the third quarter of 2001 were $1.53 billion, compared with $1.32 billion for the same period a year ago, an increase of 15.6%. Worldwide basic net earnings per share for the third quarter of 2001 rose 13.6% to $.50, compared with $.44 in the 2000 period. Excluding special charges, worldwide basic net earnings per share for the third quarter were $.51, compared with $.44 for the same period a year ago, an increase of 15.9%. Worldwide diluted net earnings per share for the third quarter of 2001 rose 14.0% to $.49, compared with $.43 in 2000. Excluding special charges, worldwide diluted net earnings per share for the third quarter were $.50, compared to $.43 for the same period a year ago, an increase of 16.3%.
                                  - 14 -
  Domestic sales for the first nine months of 2001 were $15.03 billion, an increase of 12.8% over 2000 domestic sales of $13.33 billion for the same period a year ago. Sales by international subsidiaries were $9.57 billion for the first nine months of 2001 compared with $9.22 billion for the same period a year ago, an increase of 3.8%. Excluding the impact of the stronger value of the dollar, international sales increased by 11.3%.
 Worldwide Consumer sales for the third quarter of 2001 were $1.8 billion, an operational increase of 6.2% versus the same period a year ago.
Domestic sales increased by 4.8%. International sales gains in local currency of 7.8% were largely offset by negative currency, resulting in a reported worldwide sales increase of 3.2%. Consumer sales experienced strong growth in NEUTROGENA and AVEENO skin care products, the JOHNSON'S line of baby skin care products, as well as solid growth in external sanitary protection napkins and liners.
 During the quarter, McNeil Nutritionals acquired the VIACTIV nutritional supplements business from Mead Johnson Nutritionals. Best known for VIACTIV Soft Calcium Chews, the business provides an established entry into the calcium supplement category and is an excellent fit with McNeil's expanding portfolio of nutritional brands.
 Worldwide Pharmaceutical sales of $3.7 billion for the quarter resulted in an operational increase of 17.4% over the same period in 2000. Domestic sales increased 17.7%. International sales increased operationally 16.9% but were offset by a negative currency impact of 4.1%. Worldwide reported sales growth including a 1.3% negative currency impact was 16.1%.
 Sales growth reflects the strong performance of PROCRIT/EPREX, for the treatment of anemia; DURAGESIC, a transdermal patch for chronic pain; REMICADE, for the treatment of rheumatoid arthritis and Crohn's disease; TOPAMAX, an antiepileptic, and ACIPHEX/PARIET, a proton pump inhibitor for gastrointestinal disorders.
 In the second quarter, the Company completed the merger with ALZA Corporation, a research-based pharmaceutical company and a leader in drug delivery technologies. ALZA applies its delivery technologies to develop pharmaceutical products with enhanced therapeutic value for its own portfolio and for many of the world's leading pharmaceutical companies.
 During the quarter, the Company received U.S. Food and Drug Administration
(FDA) approval for ULTRACET (37.5 mg tramadol hydrochloride/325 mg acetaminophen tablets), a new centrally acting prescription pain medicine for the short-term management of acute pain. ULTRACET combines ULTRAM (tramadol hydrochloride), a leading prescription pain reliever, with acetaminophen, the most commonly recommended nonprescription pain treatment. Clinical trials demonstrate that the combination offers better pain relief over either medication alone. The Company also received FDA approval for TOPAMAX (topiramate) tablets and sprinkle capsules as adjunctive treatment for seizures associated with Lennox-Gastaut Syndrome, a severe form of epilepsy. Studies have shown that TOPAMAX, when used in conjunction with other anti-epileptics, can significantly reduce both the severity and number of serious seizures.
 Worldwide sales for the Medical Devices and Diagnostics segment were $2.8 billion in the third quarter of 2001, which represented an increase of 11.9% in local currency as compared to the same period in 2000. Domestic sales were up 13.7%, while international sales increased 9.8% on an operational basis. Worldwide sales gains including the negative impact of currency were reported at 9.3%. The primary contributors to the segment's growth were the Cordis circulatory disease management products; DePuy's orthopaedic joint reconstruction and spinal products; LifeScan's blood glucose monitoring products; Ethicon's wound closure, surgical sports medicine and women's health products; and Ethicon Endo-Surgery's minimally invasive surgical products.


                                  - 15 -
  In the second quarter, the Company announced it entered into a definitive merger agreement to acquire Inverness Medical Technologies, excluding certain businesses, in a stock-for-stock exchange. Inverness is a developer of innovative products focused primarily on the self-management of diabetes. The transaction is expected to close in the fourth quarter of 2001 and is subject to certain European regulatory approvals and other customary closing conditions.
  During the quarter, Cordis received approval in Japan for its Bx VELOCITY coronary stent. The stent will be fully reimbursed and is expected to be launched in the fourth quarter. In addition, Ortho-Clinical Diagnostics received Premarket Approval (PMA) from the FDA for a diagnostic test to detect the immunoglobulin G antibody to the hepatitis C virus. The test significantly reduces the amount of time to obtain results versus current testing protocols.




LIQUIDITY AND CAPITAL RESOURCES

  Cash and current marketable securities increased $1.46 billion during the first nine months of 2001 to $8.21 billion at September 30, 2001. Total borrowings decreased $1.83 billion during the first nine months of 2001 to $2.83 billion. Net cash (cash and current marketable securities net of debt) as of September 30, 2001 was $5.39 billion, compared with $2.11 billion at the end of 2000. Total debt represented 10.6% of total capital (shareowners' equity and total debt) at quarter end compared with 18.6% at the end of 2000. Johnson & Johnson exercised its option to redeem the $460 million convertible subordinated debentures of Centocor due 2005 at a price equal to 102.714% of the principal amount plus accrued interest. The debentures were subsequently converted by the holders into approximately 11,928,000 shares of Johnson & Johnson common stock. For the period ended September 30, 2001, there were no material cash commitments.
 Additions to property, plant and equipment were $978 million for the first nine months of 2001, compared with $1,070 million for the same period in 2000.
  On October 18, 2001, the Board of Directors approved a regular quarterly dividend of $.18 cents per share, payable on December 11, 2001 to shareowners of record as of November 20, 2001.



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

                                  - 16 -
  The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part II - OTHER INFORMATION
Item 1.     Legal Proceedings
  The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
  One group of cases against the Company concerns the Janssen Pharmaceutica product Propulsid, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, more than 700 lawsuits, comprising the claims of more than 2800 named individuals, have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding Propulsid in state and federal courts across the country. A significant number of these cases also seek certification as class actions. These actions accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over-promotion. These actions seek substantial compensatory and punitive damages. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf. In September, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. Janssen and the Company believe these verdicts are insupportable and will be reversed on post trial motions or on appeal. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs was injured by Propulsid and that no basis for liability existed. With respect to all the various Propulsid actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them. Janssen and the Company believe they have adequate self- and commercially available excess insurance with respect to these cases.
                                  - 17 -
  The  Company's  subsidiary, Johnson & Johnson Vision  Care  Inc.  (Vision
Care), together with a trade association and various individual defendants, is a defendant in several consumer class actions and an action brought by multiple State Attorneys General on behalf of consumers alleging violations of federal and state antitrust laws. These cases, which were filed between July 1994 and December 1996 and are consolidated before the United States District Court for the Middle District of Florida, assert that enforcement of Vision Care's long-standing policy of selling contact lenses only to licensed eye care professionals is a result of an unlawful conspiracy to eliminate alternative distribution channels from the disposable contact lens market. In April 2001, after several weeks of trial, these cases were concluded based on a settlement agreement which provides for a cash payment to the class, a package of consumer benefits available to class members based on certain eligibility requirements, and reciprocal requirements for Vision Care to provide contact lenses to alternative channels of supply
(e.g., mail order) under specified circumstances and for the State Attorneys General to continue to enforce state laws governing sale of contact lenses by mail order firms. Several mail order firms have filed motions to intervene in the proceedings, arguing that the settlement, or Vistakon's interpretation of it, will harm them. The district court has approved the settlement. The financial impact of the settlement has been reflected in the financial statements, and is not material.
 Johnson & Johnson Vision Care is also a defendant in a nationwide consumer class action brought on behalf of purchasers of its ACUVUE brand contact lenses. The plaintiffs in that action, which was filed in 1996 in New Jersey State Court, allege that Vision Care sold its 1-DAY ACUVUE lens at a substantially lower price than ACUVUE and misled consumers into believing these were different lenses when, in fact, they were allegedly "the same lenses." Plaintiffs are seeking substantial damages and an injunction against supposed improper conduct. A settlement agreement has been reached with plaintiffs in this case which has been approved by the court. The settlement provides for cash and consumer benefits based on proof of eligibility, and revision of certain Vision Care marketing and labeling materials. The financial impact of the settlement has been reflected in the financial statements, and is not material.
  The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to EPO, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate EPO sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's U.S. license rights to EPO are material to the Company; thus, an unfavorable outcome on the termination issue could have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations. The arbitration is scheduled to begin in January 2002.
  The Company and its LifeScan subsidiary are defendants in several class actions filed in federal and state courts in California in 1998 in which it is alleged that purchasers of SureStep blood glucose meters and strips suffered economic harm because those products contained undisclosed defects. In late 2000, LifeScan pleaded guilty in federal court to three misdemeanors and paid a total of $60 million in fines and civil costs to resolve an investigation related to those same alleged defects. In one of the federal class actions, a nationwide class was certified by the district court last year and trial has been scheduled for November of this year. The Company and LifeScan believe these claims are without merit and are vigorously defending these actions.
                                  - 18 -
  In  patent infringement actions tried in Delaware Federal Court late last

year,   Cordis,  a  Johnson  &  Johnson  company,  obtained   verdicts   of

infringement  and  patent  validity,  and  damage  awards,  against  Boston

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





Item 5.   Exhibits and Reports on Form 8-K

   (a)  Exhibits
          None

   (b)  Reports on Form 8-K

          A report on Form 8-K was filed on September 20, 2001, which included Management's Discussion and Analysis of Results of Operations and Financial Condition, the consolidated balance sheets of Johnson & Johnson and subsidiaries as of December 31, 2000 and January 2, 2000 and the related consolidated statement of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 2000.

             A Report on Form 8-K was filed on October 22, 2001, which included the Press Release of Johnson & Johnson announcing its sales and earnings for the fiscal quarter ended September 30, 2001.










                                  - 19 -




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 9, 2001       By /s/ R. J. DARRETTA
                                       R. J. DARRETTA
                                Vice President, Finance






Date:  November 9, 2001       By /s/ S. J. COSGROVE
                                       S. J. COSGROVE
                                      Controller
                                   (Chief Accounting Officer)
































                                  - 20 -