Form 10-K
period 2001-12-30
JOHNSON & JOHNSON
filed 2002-03-20
CIK 200406

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

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001        COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 2002 was approximately $181 billion.

     On February 26, 2002 there were 3,047,147,480 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareowners for
  II:           fiscal year 2001.
Part III:       Portions of registrant's proxy statement for its 2002 annual meeting of shareowners.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
       General.....................................................    1
       Segments of Business; Geographic Areas......................    1
       Consumer....................................................    1
       Pharmaceutical..............................................    1
       Medical Devices & Diagnostics...............................    2
       International...............................................    2
       Raw Materials...............................................    2
       Patents and Trademarks......................................    3
       Seasonality.................................................    3
       Competition.................................................    3
       Research....................................................    3
       Environment.................................................    3
       Regulation..................................................    3
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    5
 4.    Submission of Matters to a Vote of Security Holders.........    5
       Executive Officers of the Registrant........................    5

PART II

 5.    Market for the Registrant's Common Equity and Related
       Shareowner Matters..........................................    7
 6.    Selected Financial Data.....................................    7
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    7
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    7
 8.    Financial Statements and Supplementary Data.................    7
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................    7

PART III

10.    Directors and Executive Officers of the Registrant..........    8
11.    Executive Compensation......................................    8
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    8
13.    Certain Relationships and Related Transactions..............    8

PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................    8
       Signatures..................................................   11
       Report of Independent Accountants...........................   13
       Exhibit Index...............................................   14

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 101,800 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field. With over 190 operating companies, it conducts business in virtually all countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to human health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the allocation of the resources of the Company. This Committee oversees and coordinates the activities of U.S. and international companies related to each of the Consumer, Pharmaceutical and Medical Devices & Diagnostics businesses. Each international subsidiary is, with some exceptions, managed by citizens of the country where it is located.

SEGMENTS OF BUSINESS; GEOGRAPHIC AREAS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Medical Devices & Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and geographic areas captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Segments of Business, Consumer, Pharmaceutical, Medical Devices & Diagnostics and Geographic Areas" on pages 27 through 29 and 49 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

CONSUMER

     The Consumer segment's principal products are personal care and hygienic products, including nonprescription drugs, adult skin and hair care products, baby care products, oral care products, first aid products and sanitary protection products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; BENECOL food products; CAREFREE Panty Shields; CLEAN & CLEAR teen skin care products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; LACTAID lactose-intolerance products; MONISTAT, a remedy for vaginal yeast infections; adult and children's MOTRIN IB ibuprofen products; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from the Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; o.b. Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; SPLENDA, a non-caloric sugar substitute; STAYFREE sanitary protection products; the broad family of TYLENOL acetaminophen products; and VIACTIV calcium supplements. These products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic, urology and women's health fields. These products are distributed both directly and through wholesalers for use by health care professionals and the general public. Prescription drugs in the antifungal field include NIZORAL (ketoconazole), SPORANOX (itraconazole), TERAZOL (terconazole) and DAKTARIN (miconazole nitrate) antifungal products. Prescription drugs in the anti-infective field include FLOXIN (ofloxacin) and LEVAQUIN (levofloxacin). Prescription drugs in the cardiovascular field include RETAVASE (reteplase), a recombinant biologic cardiology care product for the treatment of acute myocardial infarction to improve blood flow to the heart, and REOPRO (abciximab) for the treatment of acute cardiac disease. Prescription drugs in the dermatology field include RETIN-A MICRO (tretinoin), a dermatological cream for acne. Prescription drugs in the gastrointestinal field include ACIPHEX (rabeprazole sodium, sold outside the U.S. as PARIET), a proton pump inhibitor for treating erosive gastroesophageal reflux disease (GERD), symptomatic GERD and duodenal ulcers; IMODIUM (loperamide HCl), an antidiarrheal; MOTILIUM (domperidone), a gastrointestinal mobilizer; and REMICADE (infliximab), a novel monoclonal antibody for treatment of certain Crohn's disease patients. REMICADE is also indicated for the treatment of rheumatoid arthritis.

     Prescription drugs in the hematology field include PROCRIT (epoetin alfa, sold outside the U.S. as EPREX), a biotechnology derived version of the human hormone erythropoietin that stimulates red blood cell production, which accounted for 10.4% of the Company's total revenues in 2001. Prescription drugs in the immunology field include ORTHOCLONE OKT-3 (muromonab-CD3), for reversing the rejection of kidney, heart and liver transplants. Prescription drugs in the neurology field include REMINYL (galantamine), TOPAMAX (topiramate) and STUGERON (cinnarizine). Prescription drugs in the oncology field include DOXIL (doxorubicin), an anti-cancer treatment, ERGAMISOL (levamisole hydrochloride), a colon cancer drug, and LEUSTATIN (cladribine), for hairy cell leukemia. Prescription drugs in the pain management field include DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a transdermal patch for chronic pain; ULTRACET (tramadol hydrochloride/acetaminophen) for the short-term management of acute pain; and ULTRAM (tramadol hydrochloride), an analgesic for moderate to moderately severe pain. Prescription drugs in the psychotropics (central nervous system) field include RISPERDAL (risperidone) and HALDOL (haloperidol), antipsychotic drugs, and CONCERTA (methylphenidate) for Attention Deficit/Hyperactivity Disorder. Prescription drugs in the urology field include DITROPAN XL (oxybutynin) for treatment of overactive bladder. Prescription drugs in the women's health field include ORTHO-NOVUM (norethindrone/ethinyl estradiol) and TRICILEST (norgestimate/ethinyl estradiol, sold in the U.S. as ORTHO TRI-CYCLEN) group of oral contraceptives and ORTHO-PREFEST (17 (beta)- estradiol/norgestimate) for hormone replacement therapy. In 2001, sales to three distributors, McKesson HBOC, Cardinal Distribution and AmerisourceBergen Corp. accounted for 10.4%, 10.3% and 10.2%, respectively, of total revenues. These sales were concentrated in the Pharmaceutical segment.

MEDICAL DEVICES & DIAGNOSTICS

     The Medical Devices & Diagnostics segment includes a broad range of products used by or under the direction of health care professionals, including, suture and mechanical wound closure products, surgical equipment and devices, wound management and infection prevention products, interventional and diagnostic cardiology products, diagnostic equipment and supplies, joint replacements and disposable contact lenses. These products are used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. Distribution to these markets is done both directly and through surgical supply and other dealers.

INTERNATIONAL

     The international business of Johnson & Johnson is conducted by subsidiaries located in 54 countries outside the United States, which are selling products in more than 175 countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Medical Devices & Diagnostics." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

     Investments and activities in some countries outside the United States are subject to higher risks than comparable domestic activities because the investment and commercial climate is influenced by restrictive economic policies and political uncertainties.

RAW MATERIALS

     Raw materials essential to Johnson & Johnson's business are generally readily available from multiple sources.

PATENTS AND TRADEMARKS

     Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. However, it is believed that except for the patents related to PROCRIT/EXPREX, no single patent or related group of patents is material in relation to Johnson & Johnson as a whole.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $3,591, $3,105, and $2,768 million for fiscal years 2001, 2000 and 1999, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 148 manufacturing facilities occupying approximately 17 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,144
Pharmaceutical..............................................       5,008
Medical Devices & Diagnostics...............................       6,848
                                                                  ------
          Worldwide total...................................      17,000
                                                                  ======

     Within the United States, 10 facilities are used by the Consumer segment, 13 by the Pharmaceutical segment and 46 by the Medical Devices & Diagnostics segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      69             7,426
Europe......................................................      34             5,296
Western Hemisphere excluding U.S.A..........................      17             2,606
Africa, Asia and Pacific....................................      28             1,672
                                                                 ---            ------
          Worldwide total...................................     148            17,000
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 37 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 49 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on page 46 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 18, 2002, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors which follows the Annual Meeting of Shareowners executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 4 through 8 of Johnson & Johnson's Proxy Statement dated March 13, 2002.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  55     Member, Board of Directors; Member, Executive
                                                  Committee; Vice President, Finance
Russell C. Deyo........................  52     Member, Executive Committee; Vice President,
                                                  Administration(a)
Michael J. Dormer......................  50     Member, Executive Committee; Franchise Group
                                                Chairman for Medical Devices(b)
Roger S. Fine..........................  59     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
Colleen A. Goggins.....................  47     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(d)
JoAnn Heffernan Heisen.................  52     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Ralph S. Larsen........................  63     Chairman, Board of Directors and Chief Executive
                                                Officer; Chairman, Executive Committee(f)

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
James T. Lenehan.......................  53     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee; Worldwide Chairman, Medical Devices &
                                                  Diagnostics Group
Brian D. Perkins.......................  48     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals & Nutritionals Group(g)
Per A. Peterson, M.D., Ph.D. ..........  57     Member, Executive Committee; Chairman, Research &
                                                  Development, Pharmaceuticals Group(h)
Christine A. Poon......................  49     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(i)
William C. Weldon......................  53     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee
Robert N. Wilson.......................  61     Senior Vice Chairman, Board of Directors; Vice
                                                Chairman Executive Committee

---------------
(a) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996.

(b) Mr. M. J. Dormer joined the Company in 1998 as Company Group Chairman, Worldwide Franchise Chairman for DePuy and Codman, when the Company acquired DePuy, Inc. At the time of that acquisition, he had been Chief Operating Officer of DePuy, Inc. since 1996. Mr. Dormer served as President of DePuy International Ltd. from 1992 to 1996. Mr. Dormer became a Member of the Executive Committee and Franchise Group Chairman for Medical Devices in February 2001. Mr. Dormer is expected to be named Worldwide Chairman, Medical Devices & Diagnostics Group, at the annual meeting of the Board of Directors.

(c) Mr. R. S. Fine joined the Company in 1974 and became a Member of the Executive Committee and Vice President, Administration in 1991 and Vice President, General Counsel in 1996.

(d) Ms. Goggins joined the Company in 1981 and held various positions before becoming President of Personal Products Company in 1994. She was named President of Johnson & Johnson Consumer Products Company in 1995 and Company Group Chairman, North America, Johnson & Johnson Consumer Products in 1998. Ms. Goggins became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group in June 2001.

(e) Ms. J. H. Heisen joined the Company in 1989 and became Treasurer in 1991 and Controller in 1995. She became a Member of the Executive Committee and Vice President, Chief Information Officer in 1997.

(f) Mr. Larsen assumed his present responsibilities as Chairman, Board of Directors, and Chief Executive Officer in 1989. Mr. Larsen has announced his decision to retire from the Company as of July 1, 2002, and is not seeking re-election to the Board of Directors at the Annual Meeting of Shareowners. He joined the Company in 1962 as a manufacturing trainee with Johnson & Johnson Products, Inc. and has held numerous positions in the Company. Mr. Larsen was appointed Company Group Chairman in 1986 before being appointed Vice Chairman of the Executive Committee and Chairman of a Sector Operating Committee later in 1986. Mr. Larsen was elected to the Board of Directors in 1987.

(g) Mr. B. D. Perkins joined the Company in 1980 and held various positions before becoming President of McNeil Consumer Products Company in 1994 and Company Group Chairman for OTC Pharmaceuticals in 1999. He became a Member of the Executive Committee and Worldwide Chairman, Consumer Pharmaceuticals & Nutritionals Group in 1999.

(h) Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery, of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Research & Development, Pharmaceuticals Group. Dr. Peterson became a Member of the Executive Committee in August 2001 and serves as President of Johnson & Johnson Pharmaceutical Research & Development, L.L.C.

(i) Ms. Poon joined the Company in November 2000 as a Company Group Chairman in the Pharmaceuticals Group. Ms. Poon became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in August 2001. Prior to joining the Company, she served in various management positions at Bristol-Myers Squibb for 15 years, most recently as President of International Medicines (1998 - 2000) and President of Medical Devices (1997 - 1998).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Common Stock Market Prices and Cash Dividends Paid" on page 31 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1991-2001" on page 50 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 through 31 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

     In February 2002, the Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $5 billion of its common stock on the open market. As of March 15, 2002, 13,387,800 shares had been repurchased pursuant to the program, with an average per share price of $60.83. The repurchase program has no time limit and may be suspended for periods or discontinued.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Instruments" on page 30 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Consolidated Financial Statements and the Notes thereto and the material captioned "Independent Auditor's Report" on pages 32 through 48 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 8 of Johnson & Johnson's Proxy Statement dated March 13, 2002,
(b) the material in Part I hereof under the caption "Executive Officers of the Registrant" and (c) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of Johnson & Johnson's Proxy Statement dated March 13, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of Johnson & Johnson's Proxy Statement dated March 13, 2002: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 9 through 10; "Compensation Committee Report on Executive Compensation" on pages 11 through 15; "Shareowner Return Performance Graph" on page 16; and "Executive Compensation" on pages 17 through 21.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors -- Stock Ownership/Control" on pages 8 through 9 of Johnson & Johnson's Proxy Statement dated March 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 32 through 48 of Johnson & Johnson's Annual Report to Shareowners for fiscal year 2001 are incorporated herein by reference:

        Consolidated Balance Sheets at end of Fiscal Years 2001 and 2000

        Consolidated Statements of Earnings for Fiscal Years 2001, 2000 and 1999

        Consolidated Statements of Equity for Fiscal Years 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for Fiscal Years 2001, 2000 and
1999

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

     (b) Reports on Form 8-K

     A Report on Form 8-K was filed on October 22, 2001, which included the press release announcing the Company's sales and earnings for the fiscal quarter ended September 30, 2001.

     A Report on Form 8-K was filed on November 27, 2001, which included a press release announcing the completion of the Company's acquisition of Inverness Medical Technology, Inc.'s diabetes care products business.

     A Report on Form 8-K/A was filed on November 30, 2001, amending the Form 8-K filed on November 27.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

 FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000(A)
                             (DOLLARS IN MILLIONS)

                                                ADDITIONS
                                BALANCE AT       CHARGED             DEDUCTIONS FROM RESERVES            BALANCE
                                 BEGINNING    TO COSTS AND    ---------------------------------------    AT END
                                 OF PERIOD     EXPENSES(B)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
2001
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $182              66       Write-offs less recoveries.....     43
                                                              Currency adjustments...........      8       197
     Reserve for customer
       rebates................      188           1,543       Customer rebates allowed.......  1,475
                                                              Currency adjustments...........      4       252
     Reserve for cash
       discounts..............       69             557       Cash discounts allowed.........    550
                                                              Currency adjustments...........      2        74
                                   ----           -----                                        -----       ---
                                   $439           2,166                                        2,082       523
                                   ====           =====                                        =====       ===

2000
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $206              89       Write-offs less recoveries.....    106
                                                              Currency adjustments...........      7       182
     Reserve for customer
       rebates................      140           1,220       Customer rebates allowed.......  1,170
                                                              Currency adjustments...........      2       188

     Reserve for cash
       discounts..............       61             494       Cash discounts allowed.........    484
                                                              Currency adjustments...........      2        69
                                   ----           -----                                        -----       ---
                                   $407           1,803                                        1,771       439
                                   ====           =====                                        =====       ===

1999
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $188              90       Write-offs less recoveries.....     91
                                                              Currency adjustments...........    (19)      206
     Reserve for customer
       rebates................      157           1,033       Customer rebates allowed.......  1,056
                                                              Currency adjustments...........     (6)      140
     Reserve for cash
       discounts..............       47             520       Cash discounts allowed.........    506        61
                                   ----           -----                                        -----       ---
                                   $392           1,643                                        1,628       407
                                   ====           =====                                        =====       ===

---------------
(A) This schedule has been prepared to give retroactive effect to the merger between Johnson & Johnson and ALZA on June 22, 2001.

(B) Charges related to customer rebates and cash discounts are reflected as reductions of sales to customers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2002                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ R. S. LARSEN                 Chairman, Board of Directors and        March 19, 2002
------------------------------------------    Chief Executive Officer, and
               R. S. Larsen                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice President -- Finance               March 12, 2002
------------------------------------------    and Director (Principal Financial
              R. J. Darretta                  Officer)

            /s/ S. J. COSGROVE                Controller                              March 19, 2002
------------------------------------------
              S. J. Cosgrove

             /s/ G. N. BURROW                 Director                                March 19, 2002
------------------------------------------
               G. N. Burrow

             /s/ J. G. COONEY                 Director                                March 15, 2002
------------------------------------------
               J. G. Cooney

             /s/ J. G. CULLEN                 Director                                March 17, 2002
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 16, 2002
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 15, 2002
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 13, 2002
------------------------------------------
               A. G. Langbo

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
             /s/ J.T. LENEHAN                 Vice Chairman, Board of Directors       March 19, 2002
------------------------------------------    and Director
               J.T. Lenehan

              /s/ J. S. MAYO                  Director                                March 14, 2002
------------------------------------------
                J. S. Mayo

             /s/ L.F. MULLIN                  Director                                March 18, 2002
------------------------------------------
               L.F. Mullin

            /s/ H. B. SCHACHT                 Director                                March 12, 2002
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 12, 2002
------------------------------------------
               M. F. Singer

              /s/ J. W. SNOW                  Director                                March 19, 2002
------------------------------------------
                J. W. Snow

             /s/ W.C. WELDON                  Vice Chairman, Board of Directors       March 19, 2002
------------------------------------------    and Director
               W.C. Weldon

             /s/ R. N. WILSON                 Senior Vice Chairman, Board of          March 19, 2002
------------------------------------------    Directors and Director
               R. N. Wilson

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Shareowners and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements referred to in our report dated January 21, 2002 appearing in the Johnson & Johnson Annual Report to Shareowners for the fiscal year ended December 30, 2001 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K.

     In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
January 21, 2002

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(a)(iv)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company effective May 22,
                 2001 -- Incorporated herein by reference to Exhibit 3 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter
                 ended July 1, 2001.
      3(b)       By-Laws of the Company, as amended effective June 11,
                 2001 -- Incorporated herein by reference to Exhibit 99.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       2000 Stock Option Plan -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report
                 for the year ended December 31, 2000.*
     10(c)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1999.*
     10(d)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       2000 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(f)       Executive Incentive Plan (as amended) -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(g)       Domestic Deferred Compensation (Certificate of Extra
                 Compensation) Plan (as amended) -- Filed with this
                 document.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(i)       Executive Income Deferral Plan (as amended) -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's
                 Form 10-K Annual Report for the year ended January 2, 2000.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     10(m)       Stock Option Gain Deferral Plan -- Incorporated herein by
                 reference to Exhibit 10(m) of the Registrant's Form 10-K
                 Annual Report for the year ended January 2, 2000.*
     10(n)       Estate Preservation Plan -- Incorporated herein by reference to Exhibit 10(n) of the Registrant's Form 10-K Annual Report
                 for the year ended January 2, 2000.*
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 25 through 50 of the Company's Annual Report to
                 Shareowners for fiscal year 2001 (only those portions of the
                 Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     23          -- Consent of Independent Accountants -- Filed with this
                 document.
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 2002.
     99(b)       -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.