Form 10-Q
period 2002-03-31
JOHNSON & JOHNSON
filed 2002-05-14
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                               or

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

    On April 26, 2002, 3,011,205,232 shares of Common Stock, $1.00 par value, were outstanding.









                                 1

                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                Page No.

Item 1.  Financial Statements

 Consolidated Balance Sheet -
   March 31, 2002 and December 30, 2001          3


 Consolidated Statement of Earnings for the Fiscal
   Three Months Ended March 31, 2002 and
   April 1, 2001                                 5


 Consolidated Statement of Cash Flows for the Fiscal
   Three Months Ended March 31, 2002 and
   April 1, 2001                                 6

 Notes to Consolidated Financial Statements      7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           11


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                       13



Part II - Other Information


  Item 1 - Legal Proceedings                    13

  Item 5 - Exhibits and Reports on Form 8-K     15

  Signatures                                    16











                                 2
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS


                                    March 31,    December 30,
                                      2002          2001
Current Assets:

 Cash and cash equivalents          $ 3,437        3,758

 Marketable securities                3,976        4,214

 Accounts receivable, trade, less
  allowances for doubtful accounts
 $203(2001 - $197)                    4,740        4,630

 Inventories (Note 4)                 3,103        2,992

 Deferred taxes on income             1,246        1,192

 Prepaid expenses and other
  receivables                         1,913        1,687

      Total current assets           18,415       18,473

Marketable securities, non-current      937          969

Property, plant and equipment,
 at cost                             12,561       12,458

  Less accumulated
    depreciation                      4,906        4,739

                                      7,655        7,719

Intangible assets, gross (Note 5)    10,905       10,910

Less accumulated amortization        1,844      1,833
Intangible assets, net               9,061      9,077


Deferred taxes on income                316          288

Other assets                          1,912        1,962


      Total assets                  $38,296       38,488

         See Notes to Consolidated Financial Statements

                                 3

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                    March 31,    December 30,
                                      2002           2001
Current Liabilities:

Loans and notes payable            $   669          565

Accounts payable                     2,358        2,838

Accrued liabilities                  3,447        3,135

Accrued salaries, wages and
 commissions                           647          969

Taxes on income                      1,180          537

Total current liabilities            8,301        8,044

Long-term debt                       2,225        2,217

Deferred tax liability                 500          493

Employee related obligations         1,869        1,870

Other liabilities                    1,678        1,631

Shareowners' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                  (25)         (30)

Accumulated other comprehensive
 income (Note 8)                      (643)        (530)

Retained earnings                   24,059       23,066
                                    26,511       25,626

Less common stock held in treasury,
 at cost (94,280,000 & 72,627,000
 shares)                             2,788        1,393

Total shareowners' equity           23,723       24,233

Total liabilities and shareowners'
 equity                            $38,296       38,488

         See Notes to Consolidated Financial Statements

                                 4
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Quarter Ended
                       March 31, Percent   April 1, Percent
                         2002    to Sales   2001    to Sales


Sales to customers
 (Note 6)                $8,743   100.0    7,855   100.0

Cost of products sold     2,457    28.1    2,311    29.4

Gross Profit              6,286    71.9    5,544    70.6

Selling, marketing and
  administrative expenses 2,843    32.5    2,666    34.0

Research expense            831     9.5      759     9.7

Interest income             (76)    (.9)    (125)   (1.6)

Interest expense, net of
  portion capitalized        34      .4       33      .4

Other (income)expense, net   33      .4       (6)    (.1)

                          3,665    41.9    3,327    42.4

Earnings before provision
  for taxes on income     2,621    30.0    2,217    28.2

Provision for taxes on
  income (Note 3)           787     9.0      665     8.4

NET EARNINGS             $1,834    21.0    1,552    19.8

NET EARNINGS PER SHARE (Note 7)
  Basic                  $  .60              .51
  Diluted                $  .59              .50

CASH DIVIDENDS PER SHARE $  .18              .16

AVG. SHARES OUTSTANDING
  Basic                 3,042.0          3,020.4
  Diluted               3,115.4          3,106.9


         See Notes to Consolidated Financial Statements

                                 5
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Quarter Ended
                                     March 31,  April 1,
                                       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 1,834     1,552
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               412       412
Accounts receivable reserves            (13)        6
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (139)     (246)
  Increase in inventories              (128)      (59)
  Changes in other assets and
   liabilities                         ( 31)       (5)

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          1,935     1,660

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equip                             (350)     (271)
Proceeds from the disposal of assets     18        29
Acquisition of businesses, net of cash
 acquired                               (28)      (17)
Purchases of investments             (1,689)   (1,631)
Sales of investments                  2,023     1,553
Other                                   (58)      (77)

NET CASH USED BY INVESTING
 ACTIVITIES                             (84)     (414)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareowners               (549)     (447)
Repurchase of common stock           (1,899)     (257)
Proceeds from short-term debt           272       116
Retirement of short-term debt          (156)     (645)
Proceeds from long-term debt             17         4
Retirement of long-term debt            (12)      (19)
Proceeds from the exercise of
 stock options                          164         96

NET CASH USED BY FINANCING
 ACTIVITIES                          (2,163)    (1,152)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                    (9)       (32)
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                           (321)        62
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            3,758      4,278

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 3,437      4,340

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 CONVERSION OF DEBT                      -         460

ACQUISITION OF BUSINESSES
Fair value of assets acquired            39         22
Fair value of liabilities assumed       (11)        (5)
Net Cash Payment                       $   28         17


         See Notes to Consolidated Financial Statements

                                 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The Company has adopted EITF Issue No. 01-09 "Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor's Products" effective December 31, 2001. All periods have been restated primarily to reclassify sales incentives and trade promotional allowances from expense to a reduction of sales as such, sales for the first quarter of 2001 were reduced by $166 million. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Certain other prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS 133 requiring that all derivative instruments be recorded on the balance sheet at fair value.
    As of March 31, 2002 the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $74 million (after tax). Of this amount, the Company expects that $74 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. The primary types of underlying transactions which will cause the amount in accumulated other comprehensive income to affect net earnings primarily consist of sales to third parties. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 15 months.
    For the fiscal quarter ended March 31, 2002 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the fiscal quarter ended March 31, 2002 the Company has recorded a net gain of $1 million (after tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.
    Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

The effective income tax rate for the first fiscal three months of 2002 and 2001 is 30.0% as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014.




                                 7
NOTE 4 - INVENTORIES

(Dollars in Millions)
                                 March 31, 2002   Dec. 30, 2001

Raw materials and supplies         $   973           842
Goods in process                       635           605
Finished goods                       1,495         1,545
                                   $ 3,103         2,992



NOTE 5 - INTANGIBLE ASSETS
In accordance with SFAS No. 142, effective July 1, 2002, the Company discontinued the amortization of goodwill and identifiable assets that have been determined by the Company to have indefinite useful lives. Goodwill and non-amortizable trademarks will be assessed annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The impact of discontinuing amortization of goodwill and indefinite lived intangible assets will be a reduction from the prior year of amortization expense of approximately $30 million after tax or $0.01 per share and $120 million after tax or $0.04 per share for the quarter and the year, respectively. The amortization of intangible assets for the fiscal three months ended March 31, 2002, is $93 million pre-tax and the estimated amortization expense for the full year 2002 and for each of the five succeeding years approximates $375 million pre tax, per year respectively.

(Dollars in Millions)
                                 March 31, 2002

Goodwill-gross                     $ 5,048
Less accumulated amortization          629
Goodwill - net                       4,419

Trademarks (non-amortizable)- gross    656
Less accumulated amortization          110
Trademarks (non-amortizable)- net      546

Patents                              2,271
Less accumulated amortization          437
Patents - net                        1,834

Other intangible - gross             2,930
Less accumulated amortization          668
Other intangibles - net              2,262

Total intangible assets - gross     10,905
Less accumulated amortization        1,844
Total intangibles - net            $ 9,061







                                 8

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                 Fiscal First Quarter
                                                Percent
                              2002    2001      Change

Consumer
 Domestic                $    900      896         .4
 International                704      735       (4.2)
                            1,604    1,631       (1.7)%

Pharmaceutical
 Domestic                 $ 2,958    2,356       25.6
 International              1,223    1,133        7.9
                            4,181    3,489       19.8%

Med Dev & Diag
 Domestic                 $ 1,663    1,463       13.7
 International              1,295    1,272        1.8
                            2,958    2,735        8.2%

Domestic                  $ 5,521    4,715       17.1
International               3,222    3,140        2.6
 Worldwide                $ 8,743    7,855       11.3%


OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal First Quarter
                                                Percent
                              2002    2001      Change

Consumer                  $   315      286       10.1
Pharmaceutical              1,664    1,366       21.8
Med. Dev. & Diag.             662      553       19.7
  Segments total            2,641    2,205       19.8
Expenses not allocated
  to segments                 (20)      12

  Worldwide total         $ 2,621    2,217       18.2%

SALES BY GEOGRAPHIC AREA

                               Fiscal First Quarter
                                                Percent
                              2002    2001      Change


U.S.                     $  5,521    4,715       17.1
Europe                      1,765    1,697        4.0
Western Hemisphere
  Excluding U.S.              481      506       (4.9)
Asia-Pacific, Africa          976      937        4.2

  Total                  $  8,743    7,855       11.3%



                                 9
NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal three months ended March 31, 2002 and April 1, 2001. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001.

(Shares in Millions)

                                          Fiscal Quarter Ended
                                          March 31,   April 1,
                                             2002      2001

Basic net earnings per share            $      .60        .51
Average shares outstanding - basic         3,042.0    3,020.4
Potential shares exercisable under
  stock option plans                         204.1      115.1

Less: shares which could be repurchased
  under treasury stock method               (150.9)     (67.4)
Convertible debt shares                       20.2       38.8
Adjusted average shares
  outstanding - diluted                    3,115.4    3,106.9
Diluted earnings per share               $     .59        .50


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the fiscal three months ended March 31, 2002 is $1,719 million, compared with $1,456 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg
Inc/(Loss)

December 30, 2001    $  (697)      84      (15)     98       (530)
2002 Three Months changes
  Net change associated
   to current period hedging
   transactions            -        -        -     (3)
  Net amount reclassed to
   net earnings            -        -        -    (21)*
  Net Three Months
   changes               (46)     (43)      -     (24)       (113)

March 31, 2002       $  (743)       41     (15)    74        (643)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily   offset  by  changes  in  value  of   the   underlying
transactions.

                                10
NOTE 9 - MERGERS & ACQUISITIONS
On March 12, 2002, Johnson & Johnson acquired Micro Typing Systems, Inc. Micro Typing Systems manufactures a line of reagents and supplies distributed instruments known as the ID-MICRO TYPING SYSTEM (ID-MTS). ID-MTS is used in hospitals and donor centers to help to ensure safe and effective blood transfusions.
   On March 22, 2002, Johnson & Johnson announced it had signed a definitive agreement to acquire all of the assets of Tibotec-Virco NV, a privately held biopharmaceutical company focused on developing anti-viral treatments, with several promising compounds in development for the treatment of infectious diseases including HIV.
  On April 18, 2002, Johnson & Johnson announced the completion of the acquisition of Tibotec-Virco NV. The transaction is valued at approximately $320 million in cash and debt. Johnson & Johnson will incur an after-tax charge of approximately $145 million, or $0.05 per share, in the second quarter associated with in-process research and development costs relating to this acquisition.

NOTE 10 - LEGAL PROCEEDINGS
The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement
Obligations." The Company is currently assessing the impact of this new standard and it will become effective for the fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the first quarter of 2002. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 12 - SUBSEQUENT EVENT

    On April 25, 2002, as previously announced, Mr. William C. Weldon became Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee, and Mr. James T. Lenehan assumed additional responsibilities as President of the Company, in addition to serving as Vice Chairman.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS
Consolidated sales for the fiscal first quarter of 2002 were $8.74 billion, an increase of 11.3% over 2001 fiscal first quarter sales of $7.86 billion. The effect of the stronger dollar relative to foreign currencies decreased first quarter sales by 2.1%.
    Consolidated net earnings for the fiscal first quarter of 2002 were $1.83 billion, compared with $1.55 billion for the same period a year ago, an increase of 18.2%. Earnings for the quarter included the write down of certain equity investments and an increase of $30 million over the first quarter of 2001 due to the non-amortization of goodwill and certain other intangible assets. Worldwide basic net earnings per share for the period were $.60, compared with $.51 for the same period in 2001, an increase of 17.6%. Worldwide diluted net earnings per share for the period were $.59 compared with $.50 for the same period in 2001, an increase of 18.0%
    Domestic sales for the first fiscal three months of 2002 were $5.52 billion, an increase of 17.1% over 2001 domestic sales of $4.72 billion for the same period. Sales by international subsidiaries were $3.22 billion for the fiscal first quarter of 2002 compared with $3.14 billion for the same period a year ago, an increase of 2.6%. Excluding the impact of the higher value of the dollar, international sales increased by 8.0% for the quarter.
                                          11
Worldwide Consumer sales for the fiscal first quarter of 2002 were $1.6 billion, an operational increase of .6% versus the same period a year ago. Domestic sales increased by .4%. International sales gains in local currency of .9% were offset by negative currency, resulting in a reported worldwide sales decline of 1.7%. Consumer sales experienced solid growth in NEUTROGENA and AVEENO skin care products, the JOHNSON'S line of baby skin care products and McNeil Nutritional's SPLENDA sweetener products.
     Worldwide Pharmaceutical sales of $4.2 billion for the fiscal quarter resulted in an operational increase of 21.3% over the same period in 2001. Domestic sales increased 25.6%. International sales increased operationally 12.6% but were partially offset by a negative currency impact of 4.7%. Worldwide reported sales growth including a 1.5% negative currency impact was 19.8%.
    Sales growth reflects the strong performance of PROCRIT/EPREX, for the treatment of anemia; RISPERDAL, an antipsychotic medication; DURAGESIC, a transdermal patch for chronic pain; REMICADE, a treatment for rheumatoid arthritis and Crohn's disease; TOPAMAX, an antiepileptic, and ACIPHEX/PARIET, a proton pump inhibitor for gastrointestinal disorders.
    During the quarter, the Company received U.S. Food and Drug Administration (FDA) approval for RISPERDAL for the additional indication of delaying relapse in the long-term treatment of schizophrenia. Clinical trials demonstrate that RISPERDAL significantly reduces the risk of relapse as compared to haloperidol, a conventional antipsychotic previously considered to be the "standard" for treatment of psychosis. The Company also received FDA approval for REMICADE for improvement in physical function in patients with rheumatoid arthritis.
    In February, the Medicines Control Agency (MCA) in the United Kingdom approved CONCERTA XL, a once-daily treatment for attention deficit hyperactivity disorder. The UK will serve as the reference member state for the mutual-recognition of CONCERTA XL in the European Union.
    In March, the Company announced a definitive agreement to acquire Tibotec-Virco NV, a privately held biopharmaceutical company focused on developing anti-viral treatments. The acquisition will expand drug discovery and development capabilities, particularly in the field of anti-viral therapies.
  On April 18, 2002, Johnson & Johnson announced the completion of the acquisition. The transaction is valued at approximately $320 million in cash and debt. In addition, Johnson & Johnson will incur an after-tax charge of approximately $145 million, or $0.05 per share, in the second quarter associated with in-process research and development costs.
   Worldwide sales for the Medical Devices and Diagnostics segment were $3.0 billion in the fiscal first quarter of 2002, which represented an operational increase of 11.1% in local currency as compared to the same period in 2001. Domestic sales were up 13.7%, while international sales increased 7.9% on an operational basis. Worldwide sales gains including the negative impact of currency were reported at 8.2%. Strong sales growth from Cordis' circulatory disease management products; DePuy's orthopaedic joint reconstruction and spinal products; LifeScan's blood glucose monitoring products; Ethicon Endo-Surgery's minimally invasive surgical products and Vistakon's disposable contact lenses were the primary contributors to the Medical Devices and Diagnostics segment growth.
    During the quarter, LifeScan and Novo Nordisk A/S launched the INDUO System, a state-of-the art combined blood glucose monitor and insulin doser for people with diabetes. The INDUO System offers insulin users a more convenient approach to informed dosing decisions with the benefit of blood glucose tests.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated from operations and selected borrowings provides the major source of funds for the growth of the business, including working capital, additions to property, plant and equipment, acquisitions and the stock repurchase progam. Cash and current marketable securities totaled $7.4 billion at March 31, 2002 as compared with $8.0 billion at the end of 2001. For the year ended December 30, 2001, there was a change in the timing of salary increases and bonuses to employees from December 2001 to February 2002. This change was enacted to have 2001 results finalized in order to align compensation and performance. The result of this change was a decrease of approximately $450 million in accrued salaries, wages and commissions in the balance sheet at March 31, 2002
                                     12


and results in a corresponding decrease in cash flows from operating activities. Total borrowings increased slightly during the first fiscal three months of 2002 to $2.9 billion. Net cash (cash and current marketable securities net of debt) as of March 31, 2002 was $4.5 billion, compared with $5.2 billion at the end of 2001. Total debt represented 10.9% of total capital (shareowners' equity and total debt) at quarter end compared with 10.3% at the end of 2001.
    On February 13, 2002, the Company announced a stock repurchase program of up to $5 billion with no time limit on this program. As of May 3, 2002, 42,845,400 shares had been repurchased for an aggregate price of $2.7 billion.
    On April 25, 2002, the Board of Directors raised the quarterly dividend from 18 cents per share to 20.5 cents per share. The dividend is payable on June 11, 2002 to shareowners of record as of May 21, 2002.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
   Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
    The Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
    One group of cases against the Company concerns the Janssen Pharmaceutica product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, more than 977 lawsuits, comprising the claims of more than 3,900 named individuals, have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID in state and federal courts across the country. Of those plaintiffs 338 are alleged to have died from the use of PROPULSID.
                                13
    A significant number of these cases also seek certification as class actions. These actions accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over-promotion. These actions seek substantial compensatory and punitive damages.
    In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.
   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and will appeal. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs was injured by PROPULSID and that no basis for liability existed.
     With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self insurance reserves commercially available excess insurance with respect to these cases.
     The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to PROCRIT, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate PROCRIT sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's U.S. license rights to PROCRIT are material  to  the  Company; thus, an unfavorable  outcome  on  the termination issue could have a material adverse effect on the Company's consolidated results of operations, cash flows and financial position. The arbitration began in January, 2002 and is expected to conclude in May, 2002. The arbitrator's decision will follow the submission of post-hearing briefs by both sides.
    In patent infringement actions tried in Delaware Federal Court in late 2000, Cordis, a Johnson & Johnson company, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue are unenforceable owing to alleged inequitable conduct before the patent office. On March 27, 2002, the district judge issued post trial rulings which confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. She also confirmed the liability for infringement of the Boston Scientific stent but ordered a new trial on damages. She vacated the verdict against Medtronic AVE on legal grounds. Further post trial motions and appeals to the Federal Circuit Court of Appeals will follow.
     The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.
     The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.


                                14

Item 5.   Exhibits and Reports on Form 8-K

  (a)  Exhibit

        None

   (b)    Reports on Form 8-K

        A Report on Form 8-K was filed on April 16, 2002 and revised by amendment on April 30, 2002, which included certain unaudited financial information related to Johnson & Johnson and subsidiaries for the 11-year period ended December 30, 2001. This financial data gives retroactive effect for Johnson & Johnson's adoption of Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration given by a Vendor to a Customer or a Reseller of the Vendor's Products."
           Filed in this form 8-K are the unaudited consolidated statements of earnings of Johnson & Johnson and subsidiaries for the 11-year period ended December 30, 2001, together with the related data for segments of business for the three year period ended December 30, 2001. Also filed in the 8-K are selected unaudited quarterly financial data for fiscal year 2001.








































                                15


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 13, 2002           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President,
                                  Finance and Information
Management
                                  (Chief Financial Officer)


Date:  May 13, 2002           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)


























                                16