Form 10-K/A
period 2001-12-30
JOHNSON & JOHNSON
filed 2002-06-27
CIK 200406

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II:   Portions of Registrant's annual report to shareowners for
                  fiscal year 2001.

Part III: Portions of Registrant's proxy statement for its 2002 annual meeting of shareowners.

                                   SIGNATURES

      Pursuant to the requirements of Section l3 of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 25, 2002               JOHNSON & JOHNSON
                                     (Registrant)



                                   By /s/ W.C. Weldon
                                      -----------------------------------------
                                      W.C. Weldon, Chairman, Board of Directors
                                           and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                       Title                            Date
        ---------                       -----                            ----
/s/ W.C. Weldon
------------------------           Chairman, Board of               June 25, 2002
      W.C. Weldon                  Directors, Chief
                                   Executive Officer and
                                   Director (Principal
                                   Executive Officer)


  /s/ R. J. Darretta               Executive Vice President,        June 24, 2002
-----------------------            Finance & Information
      R. J. Darretta               Management, and Director
                                   (Principal Financial Officer)


  /s/ S.J. Cosgrove                Controller                       June 24, 2002
-----------------------
      S. J. Cosgrove

  /s/ G.N. Burrow                  Director                         June 18, 2002
-----------------------
      G. N. Burrow


 /s/ J.G. Cullen                   Director                         June 21, 2002
-----------------------
      J. G. Cullen

                                   Director                         June   , 2002
--------------------------
      M. J. Folkman

        Signature                       Title                            Date
        ---------                       -----                            ----
 /s/ A.D. Jordan                   Director                         June 21, 2002
------------------------
      A. D. Jordan


 /s/ A.G. Langbo                   Director                         June 19, 2002
------------------------
      A. G. Langbo

 /s/ J. T. Lenehan
------------------------           Vice Chairman,                   June 26, 2002
      J. T. Lenehan                Board of Directors
                                   and Director


 /s/ L.F. Mullin                   Director                         June 18, 2002
------------------------
      L. F. Mullin


 /s/ D. Satcher                    Director                         June 24, 2002
-------------------------
      D. Satcher


 /s/ H.B. Schacht                  Director                         June 21, 2002
------------------------
      H. B. Schacht


 /s/ M.F. Singer                   Director                         June 24, 2002
------------------------
      M. F. Singer


 /s/ J.W. Snow                     Director                         June 18, 2002
-------------------------
      J. W. Snow


 /s/ R.N. Wilson                   Senior Vice Chairman,            June 24, 2002
-------------------------          Board of Directors
      R. N. Wilson                 and Director

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

3(a)(iv)         Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company effective May 22, 2001 -
                 Incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended
                 July 1, 2001.

3(b)             By-Laws of the Company, as amended effective June 11, 2001 -
                 Incorporated herein by reference to Exhibit 99.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended July 1, 2001.

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

10(b)            2000 Stock Option Plan - Incorporated herein by reference to
                 Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000.*

10(c) 1995 Stock Option Plan (as amended) - - Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual
                 Report for the year ended January 3, 1999.*

10(d) 1991 Stock Option Plan (as amended) - - Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K Annual
                 Report for the year ended December 28, 1997.*

10(e) 2000 Stock Compensation Plan - Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000.*

10(f) Executive Incentive Plan (as amended) - Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual
                 Report for the year ended December 31, 2000.*

10(g)            Domestic Deferred Compensation (Certificate of Extra
                 Compensation) Plan (as amended) - (1).*

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

12               -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- (1).

13 -- Pages 25-50 of the Company's Annual Report to Shareowners for fiscal year 2001 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed")
                 - (1).

21               -- Subsidiaries  - - (1).

23               -- Consent of Independent Accountants - (1).

99(a)(i) -- Form 11-K for the Johnson & Johnson Savings Plan -- Filed with this document.

99(a)(ii)        -- Form 11-K for the Johnson & Johnson Retirement Savings Plan
                 -- Filed with this document.

99(a)(iii)       -- Form 11-K for the Johnson & Johnson Savings Plan for Union
                 Represented Employees -- Filed with this document.

99(a)(iv)        -- Form 11-K for the Centocor Qualified Savings and Retirement
                 Plan -- Filed with this document.

99(a)(v)         -- Form 11-K for the ALZA Corporation Tax Deferral Investment
                 Plan - Filed with this document.

99(b)            -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform  Act of 1995:  "Safe Harbor" for
                 Forward-Looking Statements  - - (1).


------------------

(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended December 30, 2001.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                 A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired Exhibit(s) to the Secretary at the principal executive offices of the Company.