Form 10-Q
period 2002-07-30
JOHNSON & JOHNSON
filed 2002-08-12
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                               or

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

    On July 26, 2002, 2,975,339,590 shares of Common Stock, $1.00 par value, were outstanding.


















                                   1


               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION               Page No.

Item 1 - FINANCIAL STATEMENTS

  Consolidated Balance Sheet -
    June 30, 2002 and December 30, 2001          3


  Consolidated Statement of Earnings for the
    Fiscal Quarter Ended June 30, 2002 and
    July 1, 2001                                 5


  Consolidated Statement of Earnings for the
    Fiscal Six Months Ended June 30, 2002 and
    July 1, 2001                                 6


  Consolidated Statement of Cash Flows for the
    Fiscal Six Months Ended June 30, 2002 and
    July 1, 2001                                 7


  Notes to Consolidated Financial Statements     8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           14


Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                       17



PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings                             17

     Item 4 - Submission of Matters to a
       Vote of Security Holders                             19

     Item 5 - Exhibits and Reports on Form 8-K              19

     Signatures                                             20

     Certifications Pursuant to 18 U.S.C.
       Section 1350                                       21










                                   2
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS


                                     June 30,    December 30,
                                      2002          2001
Current Assets:

 Cash and cash equivalents          $ 2,606        3,758

 Marketable securities                4,251        4,214

 Accounts receivable, trade, less
  allowances for doubtful accounts
 $200(2001 - $197)                    5,408        4,630

 Inventories (Note 4)                 3,352        2,992

 Deferred taxes on income             1,374        1,192

 Prepaid expenses and other
  receivables                         1,863        1,687

      Total current assets           18,854       18,473

Marketable securities, non-current      176          969

Property, plant and equipment,
 at cost                             13,393       12,458

  Less accumulated
    depreciation                      5,345        4,739

                                      8,048        7,719

Intangible assets, gross (Note 5)    11,194       10,910

Less accumulated amortization         1,929        1,833
Intangible assets, net                 9,265        9,077


Deferred taxes on income                 46          288

Other assets                          1,962        1,962


      Total assets                  $38,351       38,488

         See Notes to Consolidated Financial Statements








                                   3
                JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                     June 30,    December 30,
                                      2002           2001
Current Liabilities:

Loans and notes payable            $ 2,540          565

Accounts payable                     2,883        2,838

Accrued liabilities                  3,541        3,135

Accrued salaries, wages and
 commissions                           802          969

Taxes on income                        801          537

Total current liabilities           10,567        8,044

Long-term debt                       2,129        2,217

Deferred tax liability                 262          493

Employee related obligations         1,703        1,870

Other liabilities                    1,799        1,631

Shareowners' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                  (25)         (30)

Accumulated other comprehensive
 income (Note 8)                      (646)        (530)

Retained earnings                   24,813       23,066
                                    27,262       25,626

Less common stock held in treasury,
 at cost (136,380,000 & 72,627,000
 shares)                             5,371        1,393

Total shareowners' equity           21,891       24,233

Total liabilities and shareowners'
 equity                            $38,351       38,488

         See Notes to Consolidated Financial Statements






                                   4
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Quarter Ended
                        June 30, Percent    July 1, Percent
                         2002    to Sales   2001    to Sales


Sales to customers
 (Note 6)                $9,073   100.0    8,179   100.0

Cost of products sold     2,582    28.4    2,372    29.0

Gross Profit              6,491    71.6    5,807    71.0

Selling, marketing and
  administrative expenses 3,017    33.3    2,802    34.3

Research expense            932    10.3      829    10.1

Purchased in-process
  research and
  development               189     2.1        -       -

Interest income             (74)    (.8)    (120)   (1.4)

Interest expense, net of
  portion capitalized        44      .5       50      .6

Other (income)expense, net  (45)    (.5)     117     1.4

                          4,063    44.9    3,678    45.0

Earnings before provision
  for taxes on income     2,428    26.7    2,129    26.0

Provision for taxes on
  income (Note 3)           774     8.5      647     7.9

NET EARNINGS             $1,654    18.2    1,482    18.1

NET EARNINGS PER SHARE (Note 7)
  Basic                  $  .55              .49
  Diluted                $  .54              .48

CASH DIVIDENDS PER SHARE $ .205              .18

AVG. SHARES OUTSTANDING
  Basic                 3,003.4          3,029.3
  Diluted               3,069.3          3,110.5


         See Notes to Consolidated Financial Statements









                                   5
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Six Months
                        June 30, Percent    July 1, Percent
                         2002    to Sales   2001    to Sales


Sales to customers
 (Note 6)               $17,816   100.0   16,034   100.0

Cost of products sold     5,039    28.3    4,683    29.2

Gross Profit             12,777    71.7   11,351    70.8

Selling, marketing and
  administrative expenses 5,860    32.9    5,468    34.1

Research expense          1,763     9.9    1,588     9.9

Purchased in-process
  research and
  development               189     1.1        -       -

Interest income            (150)    (.8)    (245)   (1.5)

Interest expense, net of
  portion capitalized        78      .4       83      .5

Other (income)expense, net  (12)    (.1)     111      .7

                          7,728    43.4     7,005    43.7

Earnings before provision
  for taxes on income     5,049    28.3    4,346    27.1

Provision for taxes on
  income (Note 3)         1,561     8.7    1,312     8.2

NET EARNINGS            $ 3,488    19.6    3,034    18.9

NET EARNINGS PER SHARE (Note 7)
  Basic                  $ 1.15             1.00
  Diluted                $ 1.13              .98

CASH DIVIDENDS PER SHARE $ .385              .34

AVG. SHARES OUTSTANDING
  Basic                 3,022.2          3,024.6
  Diluted               3,086.9          3,106.3


         See Notes to Consolidated Financial Statements









                                   6
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                     Fiscal Six Months
                                      June 30,   July 1,
                                       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 3,488     3,034
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               832       804
Purchased in-process R&D               189       -
Accounts receivable reserves            (36)       59
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (549)     (431)
  Increase in inventories              (207)     (125)
  Changes in other assets and
   liabilities                         (224)      585

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          3,493     3,926

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (802)     (571)
Proceeds from the disposal of assets    128        53
Acquisition of businesses, net of cash
 acquired                              (466)      (17)
Purchases of investments             (3,126)   (4,430)
Sales of investments                  3,942     3,649
Other                                  (213)      (69)

NET CASH USED BY INVESTING
 ACTIVITIES                            (537)   (1,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareowners             (1,163)     (950)
Repurchase of common stock           (5,255)     (629)
Proceeds from short-term debt         2,189       187
Retirement of short-term debt          (219)     (938)
Proceeds from long-term debt             20        10
Retirement of long-term debt            (16)      (20)
Proceeds from the exercise of
 stock options                          227       294

NET CASH USED BY FINANCING
 ACTIVITIES                          (4,217)   (2,046)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                   109       (51)
(DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                         (1,152)      444
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            3,758     4,278

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 2,606     4,722

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF BUSINESSES
Fair value of assets acquired       $   535       159
Fair value of liabilities assumed       (69)      (66)
Net Cash Payment                          466        93

Treasury stock issued
  at fair value                            -        (76)
Net cash paid for acquisitions       $   466         17

         See Notes to Consolidated Financial Statements

                                   7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The Company has adopted EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" effective December 31, 2001. All periods have been restated primarily to reclassify sales incentives and trade promotional allowances from expense to a reduction of sales. As such, sales for the fiscal six months of 2001 were reduced by $329 million. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Certain other prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - FINANCIAL INSTRUMENTS

   Effective January 1, 2001, the Company adopted SFAS No. 133 requiring that all derivative instruments be recorded on the balance sheet at fair value.

   As of June 30, 2002 the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $22 million (after tax). Of this amount, the Company expects that the entire $22 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months.

   For the fiscal quarter ended June 30, 2002 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the fiscal quarter ended June 30, 2002, the Company has recorded a net gain of $1 million (after tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted
transactions   will   not occur by  the  end   of   the   originally
specified time period.

   Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

   The effective income tax rates for the first six months of fiscal year 2002 and 2001 are 30.9% and 30.2%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate is primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014.







                                  8
NOTE 4 - INVENTORIES

(Dollars in Millions)
                                  June 30, 2002   Dec. 30, 2001
Raw materials and supplies         $ 1,031           842
Goods in process                       703           605
Finished goods                       1,618         1,545
                                   $ 3,352         2,992

NOTE 5 - INTANGIBLE ASSETS
   In accordance with SFAS No. 142, for all acquisitions completed after June 30, 2001 resulting in goodwill and/or intangible assets deemed to have indefinite lives, no amortization was recorded. Further, effective the beginning of fiscal year 2002 in accordance with SFAS No. 142, the Company discontinued the amortization relating to all existing goodwill and indefinite lived intangible assets. The effect of non-amortization of this goodwill and these intangible assets was $30 million after tax or $0.01 per diluted share for the second quarter of 2002 and $60 million after tax or $0.02 per diluted share for the six months ended June 30, 2002. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets will be assessed annually  for  impairment and the required  initial  assessment  was completed at June 30, 2002 and no impairment was determined. The amortization expense of amortizable intangible assets for the fiscal six months ended June 30, 2002, is $188 million pre-tax and the estimated amortization expense for the full year 2002 and for each of the five succeeding years approximates $375 million pre tax, per year respectively.

(Dollars in Millions)
                                  June 30, 2002
Goodwill-gross                       $ 5,317
Less accumulated amortization          656
Goodwill - net                       4,661

Trademarks (non-amortizable)- gross    683
Less accumulated amortization          108
Trademarks (non-amortizable)- net      575

Patents                              2,167
Less accumulated amortization          471
Patents - net                        1,696

Other intangible - gross             3,027
Less accumulated amortization          694
Other intangibles - net              2,333

Total intangible assets - gross    11,194
Less accumulated amortization       1,929
Total intangibles - net            $ 9,265

Goodwill as of June 30, 2002 as allocated by segment of business is as follows (Dollars in millions):
                                                Med. Dev
                           Consumer    Pharm     & Diag       Total
Goodwill, net of
 accumulated amortization
 at December 30, 2001         845       232        3,494      4,571

Reclassification of
 intangibles, net
 of accumulated
 amortization              -      (109)           -       (109)

Acquisitions                    -       150           50        200

Translation & Other            (2)       (2)             3       (1)

Goodwill at June 30, 2002     843       271        3,547      4,661

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                 Fiscal Second Quarter
                                                Percent
                              2002    2001      Change

Consumer
 Domestic                $    907      807       12.4
 International                742      723        2.6
                            1,649    1,530        7.8%

Pharmaceutical
 Domestic                 $ 2,934    2,722        7.8
 International              1,324    1,142       15.9
                            4,258    3,864       10.2%

Med Dev & Diag
 Domestic                 $ 1,758    1,530       14.9
 International              1,408    1,255       12.2
                            3,166    2,785       13.7%

Domestic                  $ 5,599    5,059       10.7
International               3,474    3,120       11.3
 Worldwide                $ 9,073    8,179       10.9%


                         Fiscal Six Months

                                        Percent
                             2002    2001      Change

Consumer
 Domestic                $  1,807    1,703        6.1
 International              1,446    1,458        (.8)
                            3,253    3,161        2.9%

Pharmaceutical
 Domestic                 $ 5,892    5,078       16.0
 International              2,547    2,275       12.0
                            8,439    7,353       14.8%

Med Dev & Diag
 Domestic                 $ 3,421    2,993       14.3
 International              2,703    2,527        7.0
                            6,124    5,520       10.9%

Domestic                  $11,120    9,774       13.8
International               6,696    6,260        7.0
 Worldwide               $ 17,816   16,034       11.1%

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal Second Quarter
                                                Percent
                              2002    2001      Change

Consumer                  $   339      253       34.0
Pharmaceutical              1,577    1,331       18.5
Med. Dev. & Diag.             564      522        8.0
  Segments total            2,480    2,106       17.8
Expenses not allocated
  to segments                 (52)          23

  Worldwide total         $ 2,428    2,129       14.0%


                           Fiscal Six Months

                                        Percent
                              2002    2001      Change

Consumer                  $   654      539       21.3
Pharmaceutical              3,241    2,697       20.2
Med. Dev. & Diag.           1,226    1,075       14.0
  Segments total            5,121    4,311       18.8
Expenses not allocated
  to segments                 (72)          35

  Worldwide total         $ 5,049    4,346       16.2%


SALES BY GEOGRAPHIC AREA

                               Fiscal Second Quarter
                                                Percent
                              2002    2001      Change

U.S.                     $  5,599    5,059       10.7
Europe                      1,923    1,689       13.9
Western Hemisphere
  Excluding U.S.              521      522        (.2)
Asia-Pacific, Africa        1,030      909        13.3

  Total                  $  9,073    8,179       10.9%


                         Fiscal Six Months

                                        Percent
                              2002    2001      Change


U.S.                     $ 11,120    9,774       13.8
Europe                      3,687    3,386        8.9
Western Hemisphere
  Excluding U.S.            1,002    1,028       (2.5)
Asia-Pacific, Africa        2,007    1,846        8.7

  Total                  $ 17,816    16,034      11.1%

NOTE 7 - EARNINGS PER SHARE
   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal three and six months ended June 30, 2002 and July 1, 2001. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001.

(Shares in Millions)

                                          Fiscal Second Quarter
                                           June 30,    July 1,
                                             2002      2001

Basic net earnings per share            $      .55        .49
Average shares outstanding - basic         3,003.4    3,029.3
Potential shares exercisable under
  stock option plans                         199.6      121.9

Less: shares which could be repurchased
  under treasury stock method               (148.1)     (76.8)
Convertible debt shares                       14.4       36.1
Adjusted average shares
  outstanding - diluted                    3,069.3    3,110.5
Diluted earnings per share               $     .54        .48

(Shares in Millions)

                                         Fiscal Six Months
                                           June 30,    July 1,
                                             2002      2001

Basic net earnings per share            $     1.15       1.00
Average shares outstanding - basic         3,022.2    3,024.6
Potential shares exercisable under
  stock option plans                         199.5      123.3

Less: shares which could be repurchased
  under treasury stock method               (149.2)     (77.7)
Convertible debt shares                       14.4       36.1
Adjusted average shares
  outstanding - diluted                    3,086.9    3,106.3
Diluted earnings per share               $    1.13        .98


   Diluted earnings per share calculation includes the dilution effect of convertible debt: a decrease in interest expense of $7 million and $15 million after tax for the fiscal six month period ended June 30, 2002 and July 1, 2001, respectively. The amount of the decrease in interest expense was $3 million and $7 million after tax for the fiscal quarter ended June 30, 2002 and July 1, 2001, respectively.

   Diluted earnings per share excludes 0.3 million and 60 million shares of options for the fiscal six months ended June 30, 2002 and July 1, 2001, respectively as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share. The shares of options excluded from the diluted earnings per share calculations for the fiscal quarter ended, June 30, 2002 and July 1, 2001 were
0.3 million and 61 million shares of options, respectively.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
   The total comprehensive income for the fiscal six months ended June 30, 2002 is $3,366 million, compared with $2,931 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg
Inc/(Loss)

December 30, 2001    $  (697)      84      (15)     98       (530)
2002 Six Months changes
  Net change associated
   to current period hedging
   transactions            -        -        -    (285)
  Net amount reclassed to
   net earnings            -        -        -     165*
  Net Six Months
   changes                71      (67)       -    (120)       (116)

June 30, 2002        $  (626)      17      (15)    (22)       (646)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily   offset   by  changes  in  value   of   the   underlying
transactions.


NOTE 9 - MERGERS & ACQUISITIONS
   On March 12, 2002, Johnson & Johnson acquired Micro Typing Systems, Inc. The transaction is valued at approximately $30 million in cash. Micro Typing Systems manufactures a line of reagents and supplies distributed instruments known as the ID-MICRO TYPING SYSTEM (ID-MTS). ID-MTS is used in hospitals and donor centers to help to ensure safe and effective blood transfusions.

  On April 18, 2002, Johnson & Johnson announced the completion of the acquisition of Tibotec-Virco NV, a privately held biopharmaceutical company focused on developing anti-viral treatments, with several promising compounds in development for the treatment of infectious diseases including HIV. The transaction is valued at approximately $320 million in cash and debt. Johnson & Johnson incurred an after-tax charge of approximately $150 million, or $0.05 per share, in the second quarter associated with in-process research and development costs relating to this acquisition.

   On June 27, 2002, Johnson & Johnson acquired Obtech Medical AG, a privately held Swiss company that markets an adjustable gastric band. The transaction is valued at approximately $110 million in cash. Johnson & Johnson incurred an after-tax charge of approximately $39 million, or $0.01 per share, in the second quarter associated with in-process research and development costs relating to this acquisition. The adjustable gastric band is used in Europe during laparoscopic surgery for the treatment of morbid obesity.


NOTE 10 - LEGAL PROCEEDINGS
  The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS
   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is currently assessing the impact of this new standard that will become effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the first quarter of 2002. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial position.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated sales for the fiscal first six months of 2002 were $17.82 billion, which exceeded sales of $16.03 billion for the fiscal first six months of 2001 by 11.1%. Excluding the impact of the stronger value of the dollar, worldwide sales increased 12.0%.

   Consolidated net earnings for the first six months of fiscal year 2002 were $3.49 billion, compared with $3.03 billion for the same period a year ago, an increase of 15.0%. Earnings for the fiscal six months of 2002 included special charges of after-tax in-process research and development (IPR&D) costs associated with the acquisitions of Tibotec-Virco and Obtech Medical AG which in total were $189 million. Other income and expense items for the period included the gain on the sale of ORTHO PREFEST, losses on certain equity securities, other corporate expenses and litigation accruals. In 2001, other income and expense included special charges of $109 million pre-tax ($102 million after tax) related to the restructuring and deal costs for the ALZA merger and the amortization of goodwill, that was discontinued in 2002 in connection with the adoption of SFAS No. 142.

   Worldwide basic net earnings per share for the fiscal six months of 2002 were $1.15 compared with the $1.00 for the same period in 2001, an increase of 15.0%. Excluding special charges relating to IPR&D in 2002 and the ALZA restructuring and deal costs in 2001, basic net earnings per share were $1.22 an increase of 17.3% compared to $1.04 for the same period in 2001.

  Worldwide diluted net earnings per share for the fiscal six months of 2002 were $1.13, compared with $.98 for the same period in 2001, an increase of 15.3%. Excluding special charges for IPR&D and ALZA merger costs as noted above, diluted earnings per share were $1.19 compared with $1.01 for the same period in 2001, an increase of 17.8%.

   Consolidated sales for the fiscal second quarter of 2002 were $9.07 billion, an increase of 10.9% over 2001 fiscal quarter sales of $8.18 billion. Consolidated earnings for the fiscal second quarter of 2002 were $1.65 billion, compared with $1.48 billion for the same period a year ago, an increase of 11.6%. Worldwide basic net earnings per share for the fiscal second quarter of 2002 rose 12.2% to $.55, compared with $.49 in the 2001 period. Excluding special charges for IPR&D and ALZA merger costs as noted above, worldwide basic net earnings per share for the fiscal second quarter were $.61 compared with $.52 for the same period a year ago, an increase of 17.3%. Worldwide diluted net earnings per share for the fiscal second quarter of 2002 rose 12.5% to $.54 compared with $.48 in 2001. Excluding special charges for IPR&D and ALZA merger costs as noted above, worldwide diluted net earnings per share for the fiscal second quarter were $.60, compared to $.51 for the same period a year ago, an increase of 17.6%.

   Domestic sales for the fiscal six months of 2002 were $11.12 billion, an increase of 13.8% over 2001 domestic sales of $9.77 billion for the same period a year ago. Sales of international subsidiaries were $6.70 billion for the fiscal six months of 2002 compared with $6.26 billion for the same period a year ago, an increase of 7.0%. Excluding the impact of the stronger value of the dollar, international sales increased by 9.4%.



                                 14
   Worldwide Consumer sales for the fiscal second quarter of 2002 were $1.65 billion, an increase of 7.8% versus the same period a year ago. Domestic sales increased by 12.4% while international sales gains were 2.6%. Consumer sales achieved strong growth in skin care products (NEUTROGENA, CLEAN & CLEAR and AVEEN0), McNeil Consumer's over-the-counter analgesic, upper respiratory and anti-diarrheal products and McNeil Nutritional's SPLENDA sweetener products.

   Worldwide Pharmaceutical sales of $4.26 billion for the fiscal quarter resulted in an increase of 10.2% over the same period in 2001. Domestic and international sales increased 7.8% and 15.9%, respectively.

  Sales growth reflects the strong performance of PROCRIT/EPREX, for the treatment of anemia; DURAGESIC, a transdermal patch for chronic pain; REMICADE, a treatment for rheumatoid arthritis and Crohn's disease; TOPAMAX, an antiepileptic, and ACIPHEX/PARIET, a proton pump inhibitor for gastrointestinal disorders.

   During the quarter, the Company announced the completion of the acquisition of Tibotec-Virco NV, a privately-held biopharmaceutical company focused on developing anti-viral treatments. The acquisition, valued at approximately $320 million in cash and debt, will expand drug discovery and development capabilities, particularly in the field of anti-viral therapies. Johnson & Johnson incurred an after-tax charge of approximately $150 million, or $0.05 per share, in the second quarter associated with in-process research and development costs relating to this acquisition.

   Also in the quarter, the Company received regulatory approval in the United Kingdom (UK) for DUROGESIC for the indication of chronic intractable pain. Previously available only to treat cancer pain patients, DUROGESIC is the UK's first skin patch to treat strong pain. The Company also received U.S. Food and Drug Administration
(FDA) approval for a synthetic oral solution of REMINYL for the treatment of Alzheimer's disease.

   In  July,  the Company received U.S. Food and Drug Administration
(FDA) approval for an additional indication for REMICADE in Crohn's disease to include maintenance therapy. Previously the drug was approved only for a one-time use to reduce signs and symptoms of Crohn's disease. REMICADE can now be used to induce and maintain clinical remission in patients with moderate to severe Crohn's disease on an on-going basis. REMICADE is the only biologic approved to provide long-term, remission-level control of the debilitating symptoms of Crohn's disease, a gastrointestinal disorder. Additionally during the quarter, Centocor, Inc., received FDA approval for its bulk manufacturing facility in Malvern PA., for the production of REMICADE. This facility supplements the existing manufacturing plant in Leiden, the Netherlands.

   Worldwide sales for the Medical Devices and Diagnostics segment were $3.17 billion in the second quarter of 2002, which represented an increase of 13.7% as compared to the same period in 2001. Domestic and international sales increased 14.9% and 12.2%, respectively. Strong sales growth from Cordis' circulatory disease management products; DePuy's orthopaedic joint reconstruction and spinal products; Ethicon's wound closure, surgical sports medicine and women's health products; LifeScan's blood glucose monitoring products; Ethicon Endo-Surgery's minimally invasive surgical products and Vistakon's disposable contact lenses were the primary contributors to the Medical Devices and Diagnostics segment growth.

   During the quarter, Ethicon Endo-Surgery, Inc., acquired Obtech Medical AG, a privately held Swiss company that markets an adjustable gastric band, used in Europe during laparoscopic surgery for the treatment of morbid obesity. The transaction is valued at approximately $110 million in cash. Johnson & Johnson incurred an after-tax charge of approximately $39 million, or $0.01 per share, in the second quarter associated with in-process research and development costs relating to this acquisition. Additionally, Ortho Clinical Diagnostics acquired Micro Typing Systems, Inc., a manufacturer of a line of reagents and supplies distributed instruments known as the ID-MICRO TYPING SYSTEM (ID-MTS). ID-MTS is used in hospitals and donor centers to help ensure safe and effective blood transfusions. The transaction is valued at approximately $30 million in cash.

                                 15

LIQUIDITY AND CAPITAL RESOURCES

   Cash generated from operations and selected borrowings provides the major source of funds for the growth of the business, including working capital, additions to property, plant and equipment, acquisitions and stock repurchase programs. Cash and current marketable securities totaled $6.9 billion at June 30, 2002 as compared with $8.0 billion at the end of 2001. For the year ended December 30, 2001, there was a change in the timing of salary increases and bonuses to employees from December 2001 to February 2002. This change was enacted to have 2001 results finalized in order to align compensation and performance. The result of this change was a decrease of approximately $450 million in cash flows from operating activities due to the payment in 2002. Total borrowings increased during the fiscal six months of 2002 from $2.8 billion to $4.7 billion which related primarily to the stock repurchase program described below. Net cash (cash and current marketable securities net of debt) as of June 30, 2002 was $2.2 billion, compared with $5.2 billion at the end of 2001. Total debt represented 17.6% of total capital (shareowners' equity and total debt) at fiscal quarter end compared with 10.3% at the end of 2001.

   Additions to property, plant and equipment were $802 million for the fiscal six months of 2002, compared with $571 million for the same period in 2001.

   On February 13, 2002, the Company announced a stock repurchase program of up to $5 billion with no time limit on this program. This program was completed on August 1, 2002, with 83,612,822 shares repurchased for an aggregate price of $5.0 billion. In association with the stock repurchase program, the Company issued approximately $2 billion of commercial paper during the second quarter of 2002.

   On July 15, 2002, the Board of Directors approved a regular quarterly dividend of $.205 per share, payable on September 10, 2002 to shareowners of record as of August 20, 2002.


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








                                 16

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 30, 2001.


Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

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

   One  group  of  cases  against the Company concerns  the  Janssen
Pharmaceutica product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID in state and federal courts across the country. There are approximately 950 such cases currently pending, including the claims of approximately 3,500 plaintiffs. Of those plaintiffs 417 are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over-promotion. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSID plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and have appealed. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs was injured by PROPULSID and that no basis for liability existed.

   In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. In June 2002 the federal judge presiding over the PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in both venues are pursuing or preserving their rights to appeal those rulings and other complaints filed against Janssen and the Company including class action allegations which could be the basis for future attempts to have classes certified.






                                 17

   With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance reserves and commercially available excess insurance with respect to these cases.

   The Company's Ortho Biotech subsidiary is party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to PROCRIT, in which Amgen seeks to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate PROCRIT sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. The Company believes no basis exists for terminating Ortho Biotech's U.S. license rights or for obtaining damages and is vigorously contesting Amgen's claims. However, Ortho Biotech's U.S. license rights to PROCRIT are material to the Company; thus, an unfavorable outcome on the termination issue could have a material adverse effect on the Company's consolidated results of operations, cash flows and financial position. The arbitration hearings have concluded and final arguments will be held in the fall of 2002 following the submission of post-hearing briefs by both sides.

   In patent infringement actions tried in Delaware Federal Court in late 2000, Cordis, a Johnson & Johnson company, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue are unenforceable owing to alleged inequitable conduct before the patent office. In March and May 2002, the district judge issued post trial rulings which confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. Appeals to the Federal Circuit Court of Appeals will follow.

   On  July 19 2002, the New York Times reported on an investigation by the U.S. Food and Drug Administration's Office of Criminal Investigation in Puerto Rico related to allegations made by a former
Ortho Biologics employee about supposed improprieties in completing records concerning equipment and training at the plant where bulk
EPO sold by Ortho outside the U.S. is produced. The employee in question worked in the boiler and utility room of the plant and not in the manufacturing area. The New York Times reporter suggested the allegations of the former employee, if believed, could lead to the conclusion that the integrity of the EPO manufactured at the plant was compromised.  However, the Company's review identified no evidence that any of the allegations could be confirmed or connected to any question of product integrity.  The Company believes that the results of the government  investigation will  not  have  a  material  adverse
effect  on  its  results   of operations, cash flows or financial position.

   The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business.

   The Company believes that the above proceedings, except as noted above, would not have a material adverse effect on its results of operations, cash flows or financial position.

                                 18
PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of the shareowners of the Company was held on April 25, 2002.

    (b) The shareowners elected all the Company's nominees for director. The shareowners also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2001.

         1.  Election of Directors:
                                     For           Withheld
            G. N. Burrow     2,571,460,936      18,829,880
            J. G. Cullen     2,556,838,414      33,452,402
            R. J. Darretta   2,572,328,587      17,962,229
            M. J. Folkman    2,571,681,532      18,609,284
            A. D. Jordan     2,570,636,443      19,654,373
            A. G. Langbo     2,556,797,906      33,492,910
            J. T. Lenehan    2,572,534,911      17,755,905
            L. F. Mullin     2,556,695,126      33,595,690
            D.    Satcher    2,573,109,231      17,181,585
            H. B. Schacht    2,553.906,430      36,384,386
            M. F. Singer     2,570,769,358      19,521,458
            J. W. Snow       2,571,678,651      18,512,165
            W. C. Weldon     2,572,468,676      17,822,140
            R. N. Wilson     2,572,162,175      18,128,641

          2. Approval of Appointment of PricewaterhouseCoopers LLP:

                    For                     2,480,749,005
                    Against                    93,927,126
                    Abstain                    15,614,685

     (c) A shareowner proposal on pharmaceutical pricing was defeated. The vote on this proposal was as follows:

                    For                      60,717,813
                    Against               1,972,634,323
                    Abstain                  85,910,449


Item 5 - EXHIBITS AND REPORTS ON FORM 8-K

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

                                 19


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 9, 2002         By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President,
                                  Finance and Information Management
                                  (Chief Financial Officer)


Date:  August 9, 2002         By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)
































                                 20
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350



The undersigned, William C. Weldon, the Chief Executive Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     (1) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "Report) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ William C. Weldon
                                   William C. Weldon
                                   Chief Executive Officer


Dated:  August 9, 2002


This certification accompanies this Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.























                                 21
              CERTIFICATION OF CHIEF FINANCIAL OFFICER
                 PURSUANT TO 18 U.S.C. SECTION 1350



The undersigned, Robert J. Darretta, the Chief Financial Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     (1) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "Report) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Darretta
Robert J. Darretta
                                   Chief Financial Officer


Dated:  August 9, 2002



This certification accompanies this Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.




























                                 22