Form 10-Q
period 2002-09-29
JOHNSON & JOHNSON
filed 2002-11-12
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 29, 2002

                               or

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

    On October 25, 2002, 2,970,581,455 shares of Common Stock, $1.00 par value, were outstanding.






















                                   1


               JOHNSON & JOHNSON AND SUBSIDIARIES


                       TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION               Page No.

Item 1 - FINANCIAL STATEMENTS

  Consolidated Balance Sheet -
    September 29, 2002 and December 30, 2001     3


  Consolidated Statement of Earnings for the
    Fiscal Quarter Ended September 29, 2002 and
    September 30, 2001                           5


  Consolidated Statement of Earnings for the
    Fiscal Nine Months Ended September 29, 2002 and
    September 30, 2001                           6


  Consolidated Statement of Cash Flows for the
    Fiscal Nine Months Ended September 29, 2002 and
    September 30, 2001                           7


  Notes to Consolidated Financial Statements     8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           14


Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                       18

Item 4.  Controls and Procedures                18


PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings                 19

     Item 5 - Exhibits and Reports on Form 8-K  22

     Signatures                                 23

     Certifications Pursuant to Rule 13a-14 Under the
       Securities Exchange Act of 1934          24

     Certifications Pursuant to 18 U.S.C.
       Section 1350                             26











                                   2
PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

                             ASSETS


                                  September 29,  December 30,
                                      2002           2001
Current Assets:

 Cash and cash equivalents          $ 3,161        3,758

 Marketable securities                4,084        4,214

 Accounts receivable, trade, less
  allowances for doubtful accounts
 $194(2001 - $197)                    5,395        4,630

 Inventories (Note 4)                 3,255        2,992

 Deferred taxes on income             1,390        1,192

 Prepaid expenses and other
  receivables                         1,716        1,687

      Total current assets           19,001       18,473

Marketable securities, non-current      183          969

Property, plant and equipment,
 at cost                             13,698       12,458

  Less accumulated
    depreciation                      5,523        4,739

                                      8,175        7,719

Intangible assets, gross (Note 5)    11,305       10,910

Less accumulated amortization         2,032        1,833
Intangible assets, net                9,273        9,077


Deferred taxes on income                 93          288

Other assets                          1,938        1,962


      Total assets                  $38,663       38,488

         See Notes to Consolidated Financial Statements














                                   3
                JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREOWNERS' EQUITY

                                September 29,    December 30,
                                    2002             2001
Current Liabilities:

Loans and notes payable            $ 2,381          565

Accounts payable                     2,503        2,838

Accrued liabilities                  3,892        3,135

Accrued salaries, wages and
 commissions                           929          969

Taxes on income                        996          537

Total current liabilities           10,701        8,044

Long-term debt                       2,102        2,217

Deferred tax liability                 267          493

Employee related obligations         1,712        1,870

Other liabilities                    1,796        1,631

Shareowners' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                  (25)         (30)

Accumulated other comprehensive
 income (Note 8)                      (714)        (530)

Retained earnings                   25,804       23,066
                                    28,185       25,626

Less common stock held in treasury,
 at cost (151,082,000 & 72,627,000
 shares)                             6,100        1,393

Total shareowners' equity           22,085       24,233

Total liabilities and shareowners'
 equity                            $38,663       38,488

         See Notes to Consolidated Financial Statements











                                   4
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Quarter Ended
                       Sept. 29, Percent   Sept. 30, Percent
                         2002    to Sales    2001    to Sales


Sales to customers
 (Note 6)                $9,079   100.0%   8,058   100.0%

Cost of products sold     2,611    28.7    2,396    29.7

Gross Profit              6,468    71.3    5,662    70.3

Selling, marketing and
  administrative expenses 3,006    33.1    2,703    33.5

Research expense            952    10.5      899    11.2

Interest income             (51)    (.5)    (106)   (1.3)

Interest expense, net of
  portion capitalized        39      .4       39      .5

Other expense, net          129     1.4       19      .2

                          4,075    44.9    3,554    44.1

Earnings before provision
  for taxes on income     2,393    26.4    2,108    26.2

Provision for taxes on
  income (Note 3)           668     7.4      579     7.2

NET EARNINGS             $1,725    19.0    1,529    19.0

NET EARNINGS PER SHARE (Note 7)
  Basic                  $  .58              .50
  Diluted                $  .57              .49

CASH DIVIDENDS PER SHARE $ .205              .18

AVG. SHARES OUTSTANDING
  Basic                 2,974.4          3,039.2
  Diluted               3,026.7          3,110.9


         See Notes to Consolidated Financial Statements















                                   5
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Nine Months
                       Sept. 29, Percent   Sept. 30, Percent
                         2002    to Sales    2001   to Sales


Sales to customers
 (Note 6)               $26,895   100.0%  24,092   100.0%

Cost of products sold     7,650    28.4    7,079    29.4

Gross Profit             19,245    71.6   17,013    70.6

Selling, marketing and
  administrative expenses 8,866    33.0    8,171    33.9

Research expense          2,715    10.1    2,487    10.3

Purchased in-process
  research and
  development               189      .7        -       -

Interest income            (201)    (.7)    (351)   (1.4)

Interest expense, net of
  portion capitalized       117      .4      122      .5

Other expense, net          117      .4      130      .5

                         11,803    43.9   10,559    43.8

Earnings before provision
  for taxes on income     7,442    27.7    6,454    26.8

Provision for taxes on
  income (Note 3)         2,229     8.3    1,891     7.9

NET EARNINGS            $ 5,213    19.4    4,563    18.9

NET EARNINGS PER SHARE (Note 7)
  Basic                  $ 1.73             1.51
  Diluted                $ 1.70             1.48

CASH DIVIDENDS PER SHARE $  .59              .52

AVG. SHARES OUTSTANDING
  Basic                 3,006.9          3,029.7
  Diluted               3,066.0          3,096.5


         See Notes to Consolidated Financial Statements















                                   6
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Nine Months
                                     Sept. 29,  Sept. 30,
                                       2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 5,213     4,563
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,274     1,241
Purchased in-process R&D                189         -
Accounts receivable reserves             (4)       46
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (632)     (466)
  Increase in inventories              (149)     (142)
  Changes in other assets and
   liabilities                          158       826

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          6,049     6,068

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                       (1,299)     (978)
Proceeds from the disposal of assets    139       154
Acquisition of businesses, net of cash
 acquired                              (466)      (44)
Purchases of investments             (4,423)   (6,453)
Sales of investments                  5,338     5,288
Other                                  (129)      (54)

NET CASH USED BY INVESTING
 ACTIVITIES                            (840)   (2,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareowners             (1,772)   (1,498)
Repurchase of common stock           (6,181)   (1,031)
Proceeds from short-term debt         2,441       235
Retirement of short-term debt          (461)   (1,033)
Proceeds from long-term debt             20        13
Retirement of long-term debt           (221)     (275)
Proceeds from the exercise of
 stock options                          283       399

NET CASH USED BY FINANCING
 ACTIVITIES                          (5,891)   (3,190)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                    85        (3)
(DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                           (597)      788
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            3,758     4,278

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 3,161     5,066

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

ACQUISITION OF BUSINESSES
Fair value of assets acquired       $   535       186
Fair value of liabilities assumed       (69)      (66)
Net Cash Payment                        466       120

Treasury stock issued
  at fair value                           -       (76)
Net cash paid for acquisitions      $   466        44

         See Notes to Consolidated Financial Statements




                                   7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The Company has adopted EITF Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" effective December 31, 2001. All periods have been restated primarily to reclassify sales incentives and trade promotional allowances from expense to a reduction of sales. As such, sales for the third quarter and fiscal nine months of 2001 were reduced by $180 million and $509 million, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements. Certain other prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - FINANCIAL INSTRUMENTS

   Effective January 1, 2001, the Company adopted SFAS No. 133 requiring that all derivative instruments be recorded on the balance sheet at fair value.

   As of September 29, 2002 the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $5 million (after tax). Of this amount, the Company expects that $3 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months.

   For the fiscal quarter ended September 29, 2002 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the fiscal quarter ended September 29, 2002, the Company has recorded a net gain of $3 million (after tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted
transactions  will   not  occur by  the  end   of   the   originally
specified time period.

   Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

  The effective income tax rates for the first nine months of fiscal year 2002 and 2001 are 30.0% and 29.3%, respectively, as compared to the U.S. federal statutory rate of 35.0%. The difference from the statutory rate is primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014.














                                  8
NOTE 4 - INVENTORIES

(Dollars in Millions)
                                 Sept. 29, 2002   Dec. 30, 2001
Raw materials and supplies         $ 1,036           842
Goods in process                       644           605
Finished goods                       1,575         1,545
                                   $ 3,255         2,992

NOTE 5 - INTANGIBLE ASSETS
   In accordance with SFAS No. 142, no amortization was recorded for acquisitions completed after June 30, 2001 that generated goodwill and/or intangible assets deemed to have indefinite lives. Further, effective the beginning of fiscal year 2002 in accordance with SFAS No. 142, the Company discontinued the amortization relating to all existing goodwill and indefinite lived intangible assets. The effect of non-amortization of this goodwill and these intangible assets was $30 million after tax or $0.01 per diluted share for the third quarter of 2002 and $90 million after tax or $0.03 per diluted share for the nine months ended September 29, 2002. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed annually for impairment. The required initial assessment was completed at June 30, 2002 and no impairment was determined. The amortization expense of amortizable intangible assets for the fiscal nine months ended September 29, 2002, is $283 million pre-tax and the estimated amortization expense for the full year 2002 and for each of the five succeeding years approximates $375 million pre tax, per year respectively.

(Dollars in Millions)
                                  Sept. 29, 2002
Goodwill-gross                       $ 5,290
Less accumulated amortization          659
Goodwill - net                       4,631

Trademarks (non-amortizable)- gross    727
Less accumulated amortization          112
Trademarks (non-amortizable)- net      615

Patents                              2,265
Less accumulated amortization          522
Patents - net                        1,743

Other amortizable intangibles- gross 3,023
Less accumulated amortization          739
Other intangibles - net              2,284

Total intangible assets - gross     11,305
Less accumulated amortization        2,032
Total intangibles - net            $ 9,273

Goodwill as of September 29, 2002 as allocated by segment of business is as follows (Dollars in Millions):
                                                Med. Dev
                           Consumer    Pharm     & Diag       Total
Goodwill, net of
 accumulated amortization
 at December 30, 2001         845       232        3,494      4,571

Reclassification of
 intangibles, net
 of accumulated
 amortization                   -      (109)           -       (109)

Acquisitions                    -       150           50        200

Translation & Other             6       (36)          (1)       (31)

Goodwill at Sept. 29, 2002    851       237        3,543      4,631

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                 Fiscal Third Quarter
                                                Percent
                              2002    2001      Change

Consumer
 Domestic                $    910      896        1.6
 International                751      713        5.3
                            1,661    1,609        3.2%

Pharmaceutical
 Domestic                 $ 2,939    2,511       17.0
 International              1,338    1,166       14.8
                            4,277    3,677       16.3%

Med Dev & Diag
 Domestic                 $ 1,740    1,569       10.9
 International              1,401    1,203       16.5
                            3,141    2,772       13.3%

Domestic                  $ 5,589    4,976       12.3
International               3,490    3,082       13.2
 Worldwide                $ 9,079    8,058       12.7%


                                 Fiscal Nine Months
                                                Percent
                             2002    2001      Change

Consumer
 Domestic                $  2,717    2,599        4.5
 International              2,196    2,171        1.2
                            4,913    4,770        3.0%

Pharmaceutical
 Domestic                 $ 8,831    7,589       16.4
 International              3,885    3,441       12.9
                           12,716   11,030       15.3%

Med Dev & Diag
 Domestic                 $ 5,161    4,562       13.1
 International              4,105    3,730       10.1
                            9,266    8,292       11.7%

Domestic                  $16,709   14,750       13.3
International              10,186    9,342        9.0
 Worldwide               $ 26,895   24,092       11.6%

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                 Fiscal Third Quarter
                                                Percent
                              2002    2001      Change

Consumer                  $   337      279       20.8
Pharmaceutical              1,455    1,216       19.7
Med. Dev. & Diag.             677      586       15.5
  Segments total            2,469    2,081       18.6
(Expense)/Income not allocated
  to segments                 (76)      27

  Worldwide total         $ 2,393    2,108       13.5%


                                 Fiscal Nine Months

                                        Percent
                              2002    2001      Change

Consumer                  $   990      819       20.9
Pharmaceutical              4,696    3,913       20.0
Med. Dev. & Diag.           1,902    1,658       14.7
  Segments total            7,588    6,390       18.7
(Expense)/Income not allocated
  to segments                (146)      64

  Worldwide total         $ 7,442    6,454       15.3%


SALES BY GEOGRAPHIC AREA

                                Fiscal Third Quarter
                                                Percent
                              2002    2001      Change

U.S.                     $  5,589    4,976       12.3
Europe                      1,901    1,614       17.8
Western Hemisphere
  Excluding U.S.              505      512       (1.4)
Asia-Pacific, Africa        1,084      956       13.4

  Total                  $  9,079    8,058       12.7%


                                 Fiscal Nine Months

                                        Percent
                              2002    2001      Change


U.S.                     $ 16,709   14,750       13.3
Europe                      5,589    5,000       11.8
Western Hemisphere
  Excluding U.S.            1,506    1,540       (2.2)
Asia-Pacific, Africa        3,091    2,802       10.3

  Total                  $ 26,895   24,092       11.6%

NOTE 7 - EARNINGS PER SHARE
   The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal three and nine months ended September 29, 2002 and September 30, 2001. Earnings per share figures and shares outstanding reflect the two-for-one stock split effective during the second quarter of 2001.

(Shares in Millions)

                                          Fiscal Third Quarter
                                          Sept. 29,   Sept. 30,
                                             2002       2001

Basic net earnings per share            $      .58        .50
Average shares outstanding - basic         2,974.4    3,039.2
Potential shares exercisable under
  stock option plans                         148.4      175.8

Less: shares which could be repurchased
  under the treasury stock method           (110.5)    (126.7)
Convertible debt shares                       14.4       22.6
Adjusted average shares
  outstanding - diluted                    3,026.7    3,110.9
Diluted earnings per share               $     .57        .49

(Shares in Millions)

                                           Fiscal Nine Months
                                         Sept. 29,   Sept. 30,
                                           2002        2001

Basic net earnings per share            $     1.73       1.51
Average shares outstanding - basic         3,006.9    3,029.7
Potential shares exercisable under
  stock option plans                         194.2      116.9

Less: shares which could be repurchased
  under the treasury stock method           (149.5)     (72.3)
Convertible debt shares                       14.4       22.2
Adjusted average shares
  outstanding - diluted                    3,066.0    3,096.5
Diluted earnings per share               $    1.70       1.48


   Diluted earnings per share calculation includes the dilution effect of convertible debt that is offset by the related decrease in interest expense of $9 million and $21 million after tax for the fiscal nine month period ended September 29, 2002 and September 30, 2001, respectively. The amount of the decrease in interest expense was $3 million and $6 million after tax for the fiscal quarter ended September 29, 2002 and September 30, 2001, respectively.

   Diluted earnings per share excludes 1.2 million and 59.0 million shares related to options for the fiscal nine months ended September 29, 2002 and September 30, 2001, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. The shares related to options excluded from the diluted earnings per share calculations for the fiscal quarter ended, September 29, 2002 and September 30, 2001 were 47.1 million and .1 million shares, respectively.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
   Total comprehensive income for the fiscal nine months ended September 29, 2002 is $5,011 million, compared with $4,517 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments that qualify for and are designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg
Inc/(Loss)

December 30, 2001    $  (697)      84      (15)     98       (530)
2002 Nine Months changes
  Net change associated
   to current period hedging
   transactions            -        -        -    (199)
  Net amount reclassed to
   net earnings            -        -        -     106*
  Net Nine Months
   changes                14     (105)       -     (93)       (184)

September 29, 2002   $  (683)     (21)     (15)      5        (714)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily   offset   by  changes  in  value   of   the   underlying
transactions.


NOTE 9 - MERGERS & ACQUISITIONS
   On  March  14,  2002,  Johnson & Johnson  acquired  Micro  Typing
Systems, Inc. for approximately $30 million in cash. Micro Typing Systems manufactures a line of reagents and supplies distributed instruments known as the ID-MICRO TYPING SYSTEM (ID-MTS). ID-MTS is used in hospitals and donor centers to help to ensure safe and effective blood transfusions.

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

   On June 27, 2002, Johnson & Johnson acquired Obtech Medical AG, a privately held Swiss company that markets an adjustable gastric band for approximately $110 million in cash. Johnson & Johnson incurred an after-tax charge of approximately $39 million, or $0.01 per share, in the second quarter associated with in-process research and development costs relating to this acquisition. The adjustable gastric band is used in Europe during laparoscopic surgery for the treatment of morbid obesity.


NOTE 10 - LEGAL PROCEEDINGS
  The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS
   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company is currently assessing the impact of this new standard that will become effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the first quarter of 2002. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial position. In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND EARNINGS

   Consolidated sales for the fiscal first nine months of 2002 were $26.90 billion, which exceeded sales of $24.09 billion for the fiscal first nine months of 2001 by 11.6%. Excluding the impact of the stronger value of the dollar, worldwide sales increased 11.8%.

  Consolidated net earnings for the first nine months of fiscal year 2002 were $5.21 billion, compared with $4.56 billion for the same period a year ago, an increase of 14.2%. Earnings for the fiscal nine months of 2002 included special charges related to in-process research and development (IPR&D) costs associated with the acquisitions of Tibotec-Virco N.V. and Obtech Medical AG which in total were $189 million after-tax. Other income and expense items for the period included the gain on the sale of ORTHO PREFEST, the costs associated with the finalization of the AMGEN arbitration losses (see Part II Item 1 Legal Proceedings), losses on certain equity securities, other corporate expenses and litigation accruals. In 2001, other income and expense included special charges of $147 million pre-tax ($126 million after tax) related to the restructuring and deal costs for the ALZA merger and the amortization of goodwill, that was discontinued in 2002 in connection with the adoption of SFAS No. 142.

   Worldwide basic net earnings per share for the fiscal nine months of 2002 were $1.73 compared with the $1.51 for the same period in 2001, an increase of 14.6%. Excluding special charges relating to IPR&D in 2002 and the ALZA restructuring and deal costs in 2001, basic net earnings per share were $1.80 an increase of 16.1% compared to $1.55 for the same period in 2001.

   Worldwide diluted net earnings per share for the fiscal nine months of 2002 were $1.70, compared with $1.48 for the same period in 2001, an increase of 14.9%. Excluding special charges for IPR&D and ALZA merger costs as noted above, diluted earnings per share were $1.76 compared with $1.52 for the same period in 2001, an increase of 15.8%.

  Consolidated sales for the fiscal third quarter of 2002 were $9.08 billion, an increase of 12.7% over 2001 fiscal quarter sales of $8.06 billion. Consolidated earnings for the fiscal third quarter of 2002 were $1.73 billion, compared with $1.53 billion for the same period a year ago, an increase of 12.8%. Worldwide basic net earnings per share for the fiscal third quarter of 2002 rose 16.0% to $.58, compared with $.50 in the 2001 period. Excluding special charges for IPR&D and ALZA merger costs as noted above, worldwide basic net earnings per share for the fiscal third quarter were $.58 compared with $.51 for the same period a year ago, an increase of 13.7%. Worldwide diluted net earnings per share for the fiscal third quarter of 2002 rose 16.3% to $.57 compared with $.49 in 2001. Excluding special charges for IPR&D and ALZA merger costs as noted above, worldwide diluted net earnings per share for the fiscal third quarter were $.57, compared to $.50 for the same period a year ago, an increase of 14.0%.






                                 14
     Domestic sales for the fiscal nine months of 2002 were $16.71 billion, an increase of 13.3% over 2001 domestic sales of $14.75 billion for the same period a year ago. Sales of international subsidiaries were $10.19 billion for the fiscal nine months of 2002 compared with $9.34 billion for the same period a year ago, an increase of 9.0%. Excluding the impact of the stronger value of the dollar, international sales increased by 9.6%.

  Worldwide Consumer sales for the third quarter of 2002 were $1.66 billion, an increase of 3.2% versus the same period a year ago. Domestic sales increased by 1.6%, while international sales gains were 5.3%. Consumer sales achieved strong growth in skin care products (NEUTROGENA, CLEAN & CLEAR and AVEENO), as well as McNeil Nutritional's SPLENDA sweetener products and VIACTIV calcium chews. Operating profit in the Consumer segment for the third quarter increased 20.8% versus the same period a year ago and reflects an operating profit margin improvement over the prior year of 3.0%. The margin improvement is primarily due to planned efficiencies in spending in selling, marketing and administrative expenses.

   Worldwide Pharmaceutical sales of $4.28 billion for the quarter resulted in an increase of 16.3% over the same period in 2001. Domestic and international sales increased 17.0% and 14.8%, respectively.

   Sales growth reflects the strong performances of REMICADE, a treatment for rheumatoid arthritis and Crohn's disease; RISPERDAL, an antipsychotic medication; DURAGESIC, a transdermal patch for chronic pain; TOPAMAX, an antiepileptic, and PROCRIT/EPREX, for the treatment of anemia. Operating profit in the Pharmaceutical segment for the third quarter increased 19.7% versus the same period a year ago and reflects an operating profit margin improvement over the prior year of .9%. Operating profit in the Pharmaceutical segment for the third quarter of 2002 was negatively affected by the Amgen arbitration settlement of $150 million and the third quarter of 2001 was negatively affected by additional ALZA merger costs of $38 million.

   On October 18, 2002, an arbitrator in Chicago denied an effort by Amgen, Inc., to terminate the 1985 license agreement under which Ortho Biotech obtained exclusive U.S. Rights to Amgen-developed erythropoetin (EPO) for all indications outside of kidney dialysis. Amgen had filed suit in 1995, claiming that Ortho Biotech had breached its license rights by improperly making sales of EPO into Amgen's exclusive dialysis market. In his decision, the arbitrator found that sales had been made into markets where Amgen had retained exclusive rights, but that they did not warrant the extraordinary remedy of terminating the contract. Instead, he found that Amgen
could   be  adequately  compensated  with  monetary  damages.    The
arbitrator awarded $150 million in damages. This arbitration was the fourth between the parties since 1989. No further disputes remain pending before him, except for the issue of an award of attorneys' fees connected to the arbitration. In earlier arbitrations, Ortho Biotech was awarded $164 million for Amgen's actions delaying the entry of Ortho Biotech into the non-dialysis market and $187 million for sales by Amgen into Ortho Biotech's exclusive market. Amgen obtained an earlier $90 million award in connection with other aspects of the license agreement.

   Although it is too soon to cite a trend, as of July 31, 2002 data from the Company's ongoing investigation of rare cases of PRCA in chronic renal failure (CRF) patients suggest that the number of reports of antibody-mediated PRCA appear to be flattening. The exposure-adjusted reporting rate for antibody-mediated PRCA in CRF as of July 31, 2002 in patients who have taken EPREX only as well as patients who have had exposures to EPREX and other erythropoietins, is 1.32 per 10,000 patient years, as compared with 1.82 per 10,000 patient years for 2001.

   Of the cumulative total of 85 reports of antibody-mediated PRCA associated with EPREX in CRF, 84 have involved subcutaneous administration. The other report is under review, as it is unclear if the patient received EPREX subcutaneously or intravenously. The Company's investigation has shown no association between IV administration of EPREX and rare reports of PRCA in CRF, but it did reveal a relationship between subcutaneous administration in CRF and reports of antibody-mediated PRCA.



                                 15
 The Company has significantly reduced the subcutaneous administration of EPREX in CRF in many key markets and has undertaken significant educational programs for wholesalers, hospitals, doctors, pharmacists and patients underscoring the importance of proper shipping and handling to maintaining optimum product quality. The Company is also involved in ongoing discussions with regulatory authorities on measures designed to reduce the occurrence of PRCA.

 With more than 1.6 million patient-years of clinical experience in CRF in countries outside of the U.S., EPREX continues to provide timely, safe, and effective treatment that increases hemoglobin levels, thereby reducing transfusion requirements and treating anemia patients with chronic kidney disease, when used in accordance with its label.

Suspected and Antibody-Mediated PRCA Reports to PRD
By Year of Onset

   STATUS OF     Year   Prior                          2002    Total
    REPORTS     Unknown  to   1998  1999  2000  2001  (throu  as of
                        1998                          gh July July 31,
                                                        31)     2002

Antibody- EPREX    5**   2     0      8    12    41      17     85***
Mediated* exposure
PRCA      only
        Exposure   0     0     0      2     3     4       2     11
           to
         another
        erythropo
        ietin and
         EPREX
 Reports Under    18     2     0      3     8    20      13     64
Investigation****
Total Suspected   23     4     0     13    23    65      32    160
   PRCA*****

*Antibody-mediated PRCA: Suspected PRCA cases with the presence of anti-EPO antibodies (regardless of antibody assay method used).

** Of the 5 antibody-mediated EPREXr-only reports with year of onset unknown, 2 were reported in 2000, 1 in 2001 and 2 in 2002.

*** 84 of the 85 reports have involved subcutaneous administration. The other report is under review, as it is unclear if the patient received EPREXr subcutaneously as well as intravenously.

****This category includes all reports under investigation as of July 31, including 20 reports of antibody negative PRCA. The total of 64 cases include those in which the patient took EPREX only as well as cases in which the patient took EPREX as well as another erythropoietin.

*****Total Suspected PRCA: all cases in which the reporting physician is suspicious of a possible PRCA diagnosis because the patient's hemoglobin has not risen as expected after erythropoietin therapy.

  During the quarter, the Company received U.S. Food and Drug Administration (FDA) approval for a new oral contraceptive, ORTHO TRI-CYCLEN LO (norgestimate/ethinyl estradiol), for the prevention of pregnancy. It contains a combination of hormones which provide excellent cycle control and tolerability. In addition, the Company received regulatory approval in the European Union and Canada for EVRA (norelgestromin/ethinyl estradiol transdermal system), a contraceptive patch that combines the effectiveness of a contraceptive pill with the convenience of once-a-week dosing.

   Also in the quarter, the Company received regulatory approval in several countries for RISPERDAL CONSTA (risperidone), the only approved long-acting injectable atypical antipyschotic for the management of schizophrenia. RISPERDAL CONSTA is now approved in Germany, Austria, the United Kingdom, Mexico and New Zealand. RISPERDAL CONSTA is administered once every two weeks, rather than daily, and combines the advantages of long-acting delivery with the established benefits of oral risperidone.


                                 16
   The Company filed with the FDA a supplemental Biologics License Application (sBLA) for REMICADE for an additional indication of maintenance therapy in fistulizing Crohn's disease, a debilitating gastrointestinal disorder. In addition, a supplemental New Drug Application (sNDA) was filed for LEVAQUIN for the treatment of chronic bacterial prostatitis, a recurrent or persistent infection of the prostate gland.

   In the second quarter, the Company completed the acquisition of Tibotec-Virco NV, a privately-held biopharmaceutical company focused on developing anti-viral treatments. The acquisition, valued at approximately $320 million in cash and debt, will expand drug discovery and development capabilities, particularly in the field of anti-viral therapies. Johnson & Johnson incurred an after-tax charge of approximately $150 million, or $0.05 per share, in the second quarter associated with in-process research and development costs relating to this acquisition.

  Worldwide sales for the Medical Devices and Diagnostics segment were $3.14 billion in the third quarter of 2002, an increase of 13.3% compared to the same period in 2001. Domestic and international sales increased 10.9% and 16.5%, respectively. Strong sales growth was achieved from all components of the segment - Cordis' circulatory disease management products; DePuy's orthopaedic joint reconstruction and spinal products; Ethicon's sutures, surgical sports medicine and women's health products; LifeScan's blood glucose monitoring products; Ethicon Endo-Surgery's minimally invasive surgical products; Ortho-Clinical Diagnostic's professional products, and Vistakon's disposable contact lenses. Operating profit in the Medical Devices and Diagnostics segment for the third quarter increased 15.5% versus the same period a year ago and reflects an operating profit margin improvement over the prior year of .5%. The margin improvement over prior year was achieved despite investment spending in the Cordis and LifeScan product lines.

   During the quarter, the Company announced the final results for SIRIUS, the landmark U.S. study of the CYPHER Sirolimus-eluting Stent. The findings confirm the stent's continued excellent performance in significantly reducing reblockage of de novo coronary artery lesions in patients with coronary artery disease. Additionally, in July, the U.S. Department of Health and Human Services (HHS) made a decision to provide accelerated incremental reimbursement to hospitals for this technology commencing April 1, 2003 under newly established Diagnostic Related Groups (DRGs). In order to ensure access to this technology for patients as rapidly as possible, HHS has taken the unprecedented step of assigning it to new DRGs prior to FDA approval. On October 22, 2002 the Circulatory System Device Panel advisory panel voted 8-0 in favor of FDA approval with recommended conditions, for the Company's drug-eluting coronary stent. The Company is continuing to work with the FDA on manufacturing and testing of the product.

   Also  in  the quarter, the Company filed a Pre-Marketing Approval
(PMA)  application  with  the  FDA for the  INDEPENDENCE  3000  IBOT
Transporter, an advanced mobility system for people with disabilities. The advanced gyro-balanced system is designed to operate on four wheels or two wheels, stabilizing the user by instantly and automatically adjusting and balancing itself.

  In the second quarter, Ethicon Endo-Surgery, Inc., acquired Obtech Medical AG, a privately held Swiss company that markets an adjustable gastric band, used in Europe during laparoscopic surgery for the treatment of morbid obesity for approximately $110 million in cash. Johnson & Johnson incurred an after-tax charge of approximately $39 million, or $0.01 per share, in the second quarter associated with in-process research and development costs relating to this acquisition. Additionally, Ortho Clinical Diagnostics acquired Micro Typing Systems, Inc., a manufacturer of a line of reagents and supplies distributed instruments known as the ID-MICRO TYPING SYSTEM (ID-MTS) for approximately $30 million. ID-MTS is used in hospitals and donor centers to help ensure safe and effective blood transfusions.

LIQUIDITY AND CAPITAL RESOURCES

   Cash generated from operations and selected borrowings provides the major source of funds for the growth of the business, including working capital, additions to property, plant and equipment, acquisitions and stock repurchase programs. Cash and current marketable securities totaled $7.2 billion at September 29, 2002 as compared with $8.0 billion at the end of 2001. For the year ended December 30, 2001, there was a change in the timing of salary increases and bonuses to employees from December 2001 to February 2002.

This change was enacted to have 2001 results finalized in order to align compensation and performance. The result of this change was a decrease of approximately $450 million in cash flows from operating activities due to the payment of the 2001 bonus in 2002. Total borrowings increased during the fiscal nine months of 2002 from $2.8 billion to $4.5 billion that related primarily to the stock repurchase program described below. Net cash (cash and current marketable securities net of debt) as of September 29, 2002 was $2.8 billion, compared with $5.2 billion at the end of 2001. Total debt represented 16.9% of total capital (shareowners' equity and total debt) at fiscal quarter end compared with 10.3% at the end of 2001.

  Additions to property, plant and equipment were $1,299 million for the fiscal nine months of 2002, compared with $978 million for the same period in 2001.

   On February 13, 2002, the Company announced a stock repurchase program of up to $5 billion with no time limit on this program. This program was completed on August 1, 2002, with 83,612,822 shares repurchased for an aggregate price of $5.0 billion. (In association with the stock repurchase program, the Company issued approximately $2 billion of commercial paper during the second quarter of 2002.)

   On October 16, 2002, the Board of Directors approved a regular quarterly dividend of $.205 per share, payable on December 10, 2002 to shareowners of record as of November 19, 2002.

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

Item  4  - CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS
AND PROCEDURES

   Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Executive Vice President, Finance and Information Management and Chief Financial Officer, reviewed and participated in this evaluation.

Based  on  this  evaluation, Messrs. Weldon and  Darretta  concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.
Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

   One  group  of  cases  against the Company concerns  the  Janssen
Pharmaceutica product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID in state and federal courts across the country. There are approximately 794 such cases currently pending, including the claims of approximately 3,870 plaintiffs. Of those plaintiffs 373 are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over-promotion. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSID plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and have appealed. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs were injured by PROPULSID and that no basis for liability existed.

   In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. An effort to appeal that ruling has been denied. In June 2002 the federal judge presiding over the PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling and other complaints filed against Janssen and the Company include class action allegations which could be the basis for future attempts to have classes certified.

   With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance reserves and commercially available excess insurance with respect to these cases.

  The Company's Ortho Biotech subsidiary was party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to PROCRIT, in which Amgen sought to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate PROCRIT sales by Ortho Biotech during the early 1990's into Amgen's reserved dialysis market. On October 18, 2002, the arbitrator issued his decision rejecting Amgen's request to terminate the license and finding no material breach of the license. However, the arbitrator found that conduct by Ortho Biotech in the early 1990's which was subsequently halted by Ortho Biotech amounted to a non-material breach of the license and awarded Amgen $150 million in damages which the Company accrued in the third quarter of 2002. Amgen had sought $1.2 billion in damages. Both sides are expected to seek an award of attorneys' fees from the arbitrator and there may be motions filed for reconsideration.

   In patent infringement actions tried in Delaware Federal Court in late 2000, Cordis, a Johnson & Johnson company, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office. In March and May 2002, the district judge issued post trial rulings which confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. Appeals to the Federal Circuit Court of Appeals are underway.

   The products of various Johnson & Johnson operating companies are the subject of various patent lawsuits which could potentially affect the ability of those operating companies to sell those products, require the payment of past damages and future royalties or, with respect to patent challenges by generic pharmaceutical firms, result in the introduction of generic versions of the products in question and the ensuing loss of market share. The following patent lawsuits concern important products of Johnson & Johnson operating companies. Medtronic/AVE v. Cordis Corporation:
This action, filed in April 2002 in federal court in Texas, asserts certain patents owned by Medtronic/AVE against the Cordis BX Velocity stent, which is also the stent structure used in the CYPHER drug eluting product. No trial date has been set for this action. Ortho Pharmaceutical v. Barr Laboratories, Inc.: Pending in federal court in New Jersey, this action, filed in June 2000, involves Barr's effort to invalidate Ortho's patents covering its TRI-CYCLEN oral contraceptive product. Trial has not yet been scheduled in this case. Both sides have summary judgment motions on the issue of patent validity pending before the trial court. Ortho McNeil and Daiichi, Inc. v. Mylan Laboratories and Ortho McNeil and Daiichi, Inc. v. Teva Pharmaceutical: These matters, the first of which was filed in February 2002 in federal court in West Virginia and the second in June 2002 in federal court in New Jersey, concern the efforts of Mylan and Teva to invalidate and establish non-infringement of the patent covering LEVAQUIN levofloxacin tablets. The patent is owned by Daiichi and exclusively licensed to Ortho-McNeil. In the Mylan case trial has been set for late 2003. No trial date has been set in the Teva matter. Janssen and Alza v. Mylan
Laboratories: This action, filed in federal district court in Vermont in February 2002, concerns Mylan's effort to invalidate and assert non-infringement of Alza's patent covering the DURAGESIC product. Trial is currently scheduled for April 2003. With respect to all of the above matters, the J&J operating company involved is vigorously defending the validity and asserting the infringement of its own or its licensors' patents or, where its product is accused of infringing patents held by others, defending against those claims.

   On July 19, 2002 The New York Times reported on an investigation by the U.S. Food and Drug Administration's Office of Criminal Investigation in Puerto Rico related to allegations made by a former Ortho Biologics employee about supposed improprieties in completing records concerning equipment and training at the plant where bulk EPO sold by Ortho outside the U.S. is produced. The employee in question worked in the boiler and utility room of the plant and not in the manufacturing area. The New York Times reporter suggested the allegations of the former employee, if believed, could lead to the conclusion that the integrity of the EPO manufactured at the plant was compromised. However, the Company's review identified no evidence that any of the allegations could be confirmed or connected to any question of product integrity. The Company believes that the results of the government investigation will not have a material adverse effect on its results of operations, cash flows or financial position.

   The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business.

   The Company believes that the resolution of the above described proceedings would not have a material adverse effect on its results of operations, cash flows or financial position.

Item 5 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit

        None

   (b)  Reports on Form 8-K

        A Report on Form 8-K was filed on August 13, 2002, which included sworn statements, by William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Executive Vice President and Chief Financial Officer of Johnson & Johnson. The sworn statements, certified previously filed reports pursuant to Commission Order No. 4-460.

        A Report on Form 8-K was filed on October 23, 2002, which included the press release statement of Johnson & Johnson on the Amgen arbitration. Also filed in this Form 8-K, are the unaudited consolidated statements of earnings of J&J for the quarter and nine month periods ended September 29, 2002 reflecting the results of the Amgen arbitration.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 8, 2002       By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President,
                                  Finance and Information Management
                                  (Chief Financial Officer)


Date:  November 8, 2002       By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)





































                                 23
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
  PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934



I, William C. Weldon, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Johnson & Johnson (the "registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002

                             /s/ William C. Weldon
                          William C. Weldon
                       Chief Executive Officer



                                 24
              CERTIFICATION OF CHIEF FINANCIAL OFFICER
  PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934



I, Robert J. Darretta, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Johnson & Johnson (the "registrant");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002
                             /s/ Robert J. Darretta
                         Robert J. Darretta
                       Chief Financial Officer







                                 25
              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350



The undersigned, William C. Weldon, the Chief Executive Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     (1)the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002 (the "Report) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2)the   information   contained  in  the   Report   fairly
         presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ William C. Weldon
                                   William C. Weldon
                                   Chief Executive Officer


Dated:  November 8, 2002


This certification accompanies this Report on Form 10-Q pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

























                                 26
              CERTIFICATION OF CHIEF FINANCIAL OFFICER
                 PURSUANT TO 18 U.S.C. SECTION 1350



The undersigned, Robert J. Darretta, the Chief Financial Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

     (1) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002 (the "Report) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) the   information  contained  in  the   Report   fairly
          presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Robert J. Darretta
                                   Robert J. Darretta
                                   Chief Financial Officer


Dated:  November 8, 2002



This certification accompanies this Report on Form 10-Q pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

























                                 27