Form 10-K
period 2002-12-29
JOHNSON & JOHNSON
filed 2003-03-18
CIK 200406

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

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002        COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $156 billion.

     On February 25, 2003 there were 2,969,972,365 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareholders for
  II:           fiscal year 2002.
Part III:       Portions of registrant's proxy statement for its 2003 annual meeting.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
         General...................................................    1
         Segments of Business; Geographic Areas....................    1
         Consumer..................................................    1
         Pharmaceutical............................................    1
         Medical Devices & Diagnostics.............................    2
         Geographic Areas..........................................    2
         Raw Materials.............................................    2
         Patents and Trademarks....................................    3
         Seasonality...............................................    3
         Competition...............................................    3
         Research..................................................    3
         Environment...............................................    3
         Regulation................................................    3
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    5
 4.    Submission of Matters to a Vote of Security Holders.........    5
         Executive Officers of the Registrant......................    5

PART II
 5.    Market for the Registrant's Common Equity and Related
       Shareholder Matters.........................................    7
 6.    Selected Financial Data.....................................    7
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    7
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    7
 8.    Financial Statements and Supplementary Data.................    7
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................    7

PART III
10.    Directors and Executive Officers of the Registrant..........    7
11.    Executive Compensation......................................    7
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    8
13.    Certain Relationships and Related Transactions..............    8
14.    Controls and Procedures.....................................    8

PART IV
15.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................    8
       Signatures..................................................   11
       Certifications Pursuant to Rule 13a-14 under the Securities
       Exchange Act of 1934........................................   13
       Certifications Pursuant to 18 U.S.C. Section 1350...........   15
       Report of Independent Accountants...........................   17
       Exhibit Index...............................................   18

     Form 10-Q Quarterly Reports Available. A copy of Johnson & Johnson's Quarterly Report on Form 10-Q for any of the first three quarters of the current fiscal year, without exhibits, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. Each report will be available about 45 days after the end of the quarter to which it relates. All of the Company's SEC filings are also available on the Company's website, www.jnj.com, in the Investor Relations section.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 108,300 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field. With over 200 operating companies, it conducts business in virtually all countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to human health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of domestic and international companies which span the Consumer, Pharmaceutical and Medical Devices & Diagnostics segments. Each international subsidiary is, with some exceptions, managed by citizens of the country in which it is located.

SEGMENTS OF BUSINESS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Medical Devices & Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Description of Segments -- Consumer, Pharmaceutical, Medical Devices & Diagnostics and Operating Results" on pages 28 through 34 and 57 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

CONSUMER

     The Consumer segment's principal products are personal care products, including nonprescription drugs, adult skin and hair care products, baby care products, oral care products, first aid products, women's health products and nutritional products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; BENECOL food products; CAREFREE Panty Shields; CLEAN & CLEAR teen skin care products; COMPEED foot care products; IMODIUM A-D, an antidiarrheal; JOHNSON'S Baby line of products; JOHNSON'S pH 5.5 skin and hair care products; MONISTAT, a remedy for vaginal yeast infections; adult and children's MOTRIN IB ibuprofen products; MYLANTA gastrointestinal products and PEPCID AC Acid Controller from the Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; o.b. Tampons; PENATEN and NATUSAN baby care products; PIZ BUIN and SUNDOWN sun care products; REACH toothbrushes; RoC skin care products; SHOWER TO SHOWER personal care products; SPLENDA, a non-caloric sugar substitute; STAYFREE sanitary protection products; the broad family of TYLENOL acetaminophen products; and VIACTIV calcium supplements. The Consumer segment's products are marketed principally to the general public and distributed both to wholesalers and directly to independent and chain retail outlets throughout the world.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic (central nervous system) and urology fields. These products are distributed both directly and through wholesalers and health care professionals for use by prescription by the general public. Prescription drugs in the antifungal field include NIZORAL (ketoconazole), SPORANOX (itraconazole), TERAZOL (terconazole) and DAKTARIN (miconazole nitrate) antifungal products. Prescription drugs in the anti-infective field include FLOXIN (ofloxacin) and LEVAQUIN (levofloxacin). Prescription drugs in the cardiovascular field include RETAVASE (reteplase), a recombinant biologic cardiology care product for the treatment of acute myocardial infarction to improve blood flow to the heart, and REOPRO (abciximab) for the treatment of acute cardiac disease. Prescription drugs in the dermatology field include RETIN-A MICRO (tretinoin), a dermatological cream for acne. Prescription drugs in the gastrointestinal field include ACIPHEX (rabeprazole sodium), a proton pump inhibitor for treating erosive gastroesophageal reflux disease (GERD) and duodenal ulcers (from which the Company derives service revenue as this product is co-promoted in the U.S. with Eisai); IMODIUM (loperamide HCl), an antidiarrheal; MOTILIUM (domperidone), a gastrointestinal mobilizer; and REMICADE (infliximab), a novel monoclonal antibody for treatment of certain Crohn's disease patients. REMICADE is also indicated for the treatment of rheumatoid arthritis.

     Prescription drugs in the hematology field include PROCRIT (epoetin alfa, sold outside the U.S. as EPREX), a biotechnology derived version of the human hormone erythropoietin that stimulates red blood cell production, which accounted for 11.8% of the Company's total revenues in 2002. Prescription drugs in the immunology field include ORTHOCLONE OKT-3 (muromonab-CD3), for reversing the rejection of kidney, heart and liver transplants. Prescription drugs in the neurology field include REMINYL (galantamine), TOPAMAX (topiramate) and STUGERON (cinnarizine). Prescription drugs in the oncology field include DOXIL (doxorubicin), an anti-cancer treatment, ERGAMISOL (levamisole hydrochloride), a colon cancer drug, and LEUSTATIN (cladribine), for hairy cell leukemia. Prescription drugs in the pain management field include DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a transdermal patch for chronic pain and ULTRACET (tramadol hydrochloride/acetaminophen) for the short-term management of acute pain. Prescription drugs in the psychotropics (central nervous system) field include RISPERDAL (risperidone) and HALDOL (haloperidol), and CONCERTA (methylphenidate) for attention deficit/hyperactivity disorder. Prescription drugs in the urology field include DITROPAN XL (oxybutynin) for treatment of overactive bladder. Prescription drugs in the contraceptive field include ORTHO-EVRA (norelgestromin/ethinyl estradiol transdermal system), ORTHO-NOVUM (norethindrone/ethinyl estradiol) and TRICILEST (norgestimate/ethinyl estradiol, sold in the U.S. as ORTHO TRI-CYCLEN) group of oral contraceptives. In 2002, sales to three largest distributors, AmerisourceBergen Corp., McKesson HBOC and Cardinal Distribution accounted for 10.3%, 9.8% and 9.2%, respectively, of total revenues.

MEDICAL DEVICES & DIAGNOSTICS

     The Medical Devices & Diagnostics segment includes a broad range of products used by or under the direction of physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Ethicon's wound care, surgical sports medicine and women's health products; Ethicon Endo-Surgery's minimally invasive surgical products; Cordis' circulatory disease management products; LifeScan's blood glucose monitoring products; Ortho-Clinical Diagnostics' professional diagnostic products; DePuy's orthopaedic joint reconstruction and spinal products and Vistakon's disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

GEOGRAPHIC AREAS

     The international business of Johnson & Johnson is conducted by subsidiaries located in 54 countries outside the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under "Description of Segments -- Consumer, Pharmaceutical and Medical Devices & Diagnostics." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

SEASONALITY

     Worldwide sales do not reflect any significant degree of seasonality; however, spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research grants.

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

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $3,957, $3,591, and $3,105 million for fiscal years 2002, 2001 and 2000, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

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

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       4,586
Pharmaceutical..............................................       5,110
Medical Devices & Diagnostics...............................       6,437
                                                                  ------
          Worldwide total...................................      16,133
                                                                  ======

     Within the United States, 9 facilities are used by the Consumer segment, 13 by the Pharmaceutical segment and 55 by the Medical Devices & Diagnostics segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      77             7,429
Europe......................................................      34             5,132
Western Hemisphere excluding U.S.A..........................      16             1,983
Africa, Asia and Pacific....................................      27             1,589
                                                                 ---            ------
          Worldwide total...................................     154            16,133
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 44 through 45 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 57 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on page 53 through 54 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002 is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 17, 2003, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 4 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 2003.

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  56     Member, Board of Directors; Member, Executive
                                                  Committee; Executive Vice President; Chief
                                                  Financial Officer
Russell C. Deyo........................  53     Member, Executive Committee; Vice President,
                                                  Administration(a)
Michael J. Dormer......................  51     Member, Executive Committee; Worldwide Chairman,
                                                  Medical Devices Group(b)
Roger S. Fine..........................  60     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
Colleen A. Goggins.....................  48     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(d)
JoAnn Heffernan Heisen.................  53     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
James T. Lenehan.......................  54     Vice Chairman, Board of Directors; President;
                                                Member, Executive Committee

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Brian D. Perkins.......................  49     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals & Nutritionals Group(f)
Per A. Peterson, M.D., Ph.D. ..........  58     Member, Executive Committee; Chairman, Research &
                                                  Development, Pharmaceuticals Group(g)
Christine A. Poon......................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(h)
William C. Weldon......................  54     Chairman, Board of Directors; Chief Executive
                                                Officer; Chairman, Executive Committee
Robert N. Wilson.......................  62     Senior Vice Chairman, Board of Directors(i)

---------------
(a) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996.

(b) Mr. M. J. Dormer joined the Company in 1998 as Company Group Chairman, Worldwide Franchise Chairman for DePuy and Codman, when the Company acquired DePuy, Inc. At the time of that acquisition, he had been Chief Operating Officer of DePuy, Inc. since 1996. Mr. Dormer served as President of DePuy International Ltd. from 1992 to 1996. Mr. Dormer became a Member of the Executive Committee and Franchise Group Chairman for Medical Devices in 2001. In April 2002, Mr. Dormer was named Worldwide Chairman, Medical Devices Group.

(c) Mr. R. S. Fine joined the Company in 1974 and became a Member of the Executive Committee and Vice President, Administration in 1991 and Vice President, General Counsel in 1996.

(d) Ms. C. A. Goggins joined the Company in 1981 and held various positions before becoming President of Personal Products Company in 1994. She was named President of Johnson & Johnson Consumer Products Company in 1995 and Company Group Chairman, North America, Johnson & Johnson Consumer Products in 1998. Ms. Goggins became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group in 2001.

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

(g) Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery, of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Research & Development, Pharmaceuticals Group. Dr. Peterson became a Member of the Executive Committee in 2001.

(h) Ms. C. A. Poon joined the Company in 2000 as a Company Group Chairman in the Pharmaceuticals Group. Ms. Poon became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in 2001. Prior to joining the Company, she served in various management positions at Bristol-Myers Squibb for 15 years, most recently as President of International Medicines
    (1998 - 2000) and President of Medical Devices (1997 - 1998).

(i) Mr. Wilson joined the Company in 1964, served in several sales and marketing management positions and was appointed Company Group Chairman in 1981 and appointed to the Executive Committee in 1983. He was appointed Chairman of a Sector Operating Committee in 1985 and was appointed Vice Chairman of the Board of Directors in 1989. He assumed expanded responsibilities as Vice Chairman of the Executive Committee in 1994 and was named Senior Vice Chairman of the Board of Directors in 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Share Repurchases & Dividends" on page 34 and "Common Stock Market Prices" on page 37 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1992-2002" on page 58 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 37 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Position & Capital Resources" on page 34 through 35 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Consolidated Financial Statements and the Notes thereto and the material captioned "Independent Auditor's Report" on pages 38 through 56 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 7 of Johnson & Johnson's Proxy Statement dated March 12, 2003,
(b) the material in Part I hereof under the caption "Executive Officers of the Registrant" and (c) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of Johnson & Johnson's Proxy Statement dated March 12, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of Johnson & Johnson's Proxy Statement dated March 12, 2003: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 8 through 10; "Compensation Committee Report on Executive

Compensation" on pages 12 through 15; "Shareowner Return Performance Graphs" on pages 16 and 17; and "Executive Compensation" on pages 18 through 22.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors -- Stock Ownership/Control" on pages 7 through 8 of Johnson & Johnson's Proxy Statement dated March 12, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

     Disclosure Controls. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

     Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 38 through 56 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2002 are incorporated herein by reference:

        Consolidated Balance Sheets at end of Fiscal Years 2002 and 2001

        Consolidated Statements of Earnings for Fiscal Years 2002, 2001 and 2000

        Consolidated Statements of Equity for Fiscal Years 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for Fiscal Years 2002, 2001 and
2000

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

     (b) Reports on Form 8-K

     A Report on Form 8-K was filed on October 23, 2002, which included a press release statement on the Amgen arbitration.

     A Report on Form 8-K was filed on December 4, 2002, which included a press release statement on the change in European labeling for EPREX/ERYPO.

     A Report on Form 8-K was filed on December 30, 2002, regarding the funding of the Company's U.S. Pension Plan.

     A Report on Form 8-K was filed on January 30, 2003, which included a press release statement on the Amgen arbitration and also reported the resignation of John W. Snow from the Board of Directors.

     A Report on Form 8-K was filed on March 12, 2003, which included Management's Discussion and Analysis of Financial Condition and Results of Operations and the Independent Auditors' Report.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

 FISCAL YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN MILLIONS)

                                                ADDITIONS
                                BALANCE AT       CHARGED             DEDUCTIONS FROM RESERVES            BALANCE
                                 BEGINNING    TO COSTS AND    ---------------------------------------    AT END
                                 OF PERIOD     EXPENSES(A)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
2002
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $197              53       Write-offs less recoveries.....     64
                                                              Currency adjustments...........     (5)      191
     Reserve for customer
       rebates................      252           1,934       Customer rebates allowed.......  1,917
                                                              Currency adjustments...........     (5)      274
     Reserve for cash
       discounts..............       74             627       Cash discounts allowed.........    640
                                                              Currency adjustments...........     (1)       62
                                   ----           -----                                        -----       ---
                                   $523           2,614                                        2,610       527
                                   ====           =====                                        =====       ===

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

Date: March 17, 2003                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

                                          By /s/      W. C. WELDON
                                            ------------------------------------

                                              W. C. Weldon, Chairman, Board of
                                                          Directors
                                                and Chief Executive Officer

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ W. C. WELDON                 Chairman, Board of Directors and        March 11, 2003
------------------------------------------    Chief Executive Officer, and
               W. C. Weldon                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Executive Vice President; Chief         March 12, 2003
------------------------------------------    Financial Officer and Director
              R. J. Darretta                  (Principal Financial Officer)

            /s/ S. J. COSGROVE                Controller                              March 12, 2003
------------------------------------------
              S. J. Cosgrove

             /s/ G. N. BURROW                 Director                                March 12, 2003
------------------------------------------
               G. N. Burrow

             /s/ J. G. CULLEN                 Director                                March 14, 2003
------------------------------------------
               J. G. Cullen

                                              Director                                March   , 2003
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 12, 2003
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 11, 2003
------------------------------------------
               A. G. Langbo

             /s/ J.T. LENEHAN                 Vice Chairman, Board of Directors,      March 17, 2003
------------------------------------------    President and Director
               J.T. Lenehan


                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ L.F. MULLIN                  Director                                March 12, 2003
------------------------------------------
               L.F. Mullin

              /s/ D. SATCHER                  Director                                March 13, 2003
------------------------------------------
                D. Satcher

            /s/ H. B. SCHACHT                 Director                                March 12, 2003
------------------------------------------
              H. B. Schacht

             /s/ M. F. SINGER                 Director                                March 14, 2003
------------------------------------------
               M. F. Singer

             /s/ R. N. WILSON                 Senior Vice Chairman, Board of          March 17, 2003
------------------------------------------    Directors and Director
               R. N. Wilson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
       PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

     I, William C. Weldon, certify that:

          1. I have reviewed this annual report on Form 10-K of Johnson & Johnson (the "registrant");

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ WILLIAM C. WELDON
                                          --------------------------------------
                                                    William C. Weldon
                                                 Chief Executive Officer

Date: March 17, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
       PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

     I, Robert J. Darretta, certify that:

          1. I have reviewed this annual report on Form 10-K of Johnson & Johnson (the "registrant");

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ ROBERT J. DARRETTA
                                          --------------------------------------
                                                    Robert J. Darretta
                                                 Chief Financial Officer

Date: March 17, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     The undersigned, William C. Weldon, the Chief Executive Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

          (1) the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Report) fully complies with the requirements of
     Section 13(a) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 /s/ WILLIAM C. WELDON
                                          --------------------------------------
                                                    William C. Weldon
                                                 Chief Executive Officer

Dated: March 17, 2003

     This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     The undersigned, Robert J. Darretta, the Chief Financial Officer of Johnson & Johnson, a New Jersey corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

          (1) the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (the "Report) fully complies with the requirements of
     Section 13(a) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                /s/ ROBERT J. DARRETTA
                                          --------------------------------------
                                                    Robert J. Darretta
                                                 Chief Financial Officer

Dated: March 17, 2003

     This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements referred to in our report dated January 20, 2003, except for Note 22 for which the date is February 10, 2003, appearing in the 2002 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

New York, New York
January 20, 2003

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(a)(iv)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company effective May 22,
                 2001 -- Incorporated herein by reference to Exhibit 3 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter
                 ended July 1, 2001.
      3(b)       By-Laws of the Company, as amended effective June 11,
                 2001 -- Incorporated herein by reference to Exhibit 99.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       2000 Stock Option Plan (as amended) -- Filed with this
                 document.*
     10(c)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1999.*
     10(d)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       2000 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(f)       Executive Incentive Plan (as amended) -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(g)       Domestic Deferred Compensation (Certificate of Extra
                 Compensation) Plan (as amended) -- Incorporated herein by
                 reference to Exhibit 10(g) of the Registrant's Form 10-K
                 Annual Report for the year ended December 30, 2001.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Filed with this document.*
     10(i)       Executive Income Deferral Plan (as amended) -- Filed with
                 this document.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(m)       Stock Option Gain Deferral Plan -- Incorporated herein by
                 reference to Exhibit 10(m) of the Registrant's Form 10-K
                 Annual Report for the year ended January 2, 2000.*
     10(n)       Estate Preservation Plan -- Incorporated herein by reference to Exhibit 10(n) of the Registrant's Form 10-K Annual Report
                 for the year ended January 2, 2000.*

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     10(o)       Letter Agreement dated June 24, 2002 between the Company and
                 Mr. R. S. Larsen with respect to post-employment
                 arrangements -- Filed with this document. *
     10(p)       Consulting Agreement between the Company and Dr. Judah
                 Folkman, member of the Board -- Filed with this document. *
     12          -- Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 28 through 58 of the Company's Annual Report to
                 Shareholders for fiscal year 2002 (only those portions of
                 the Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          -- Subsidiaries -- Filed with this document.
     23          -- Consent of Independent Accountants -- Filed with this
                 document.
     99(a)       -- Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 2003.
     99(b)       -- Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 15(c) of the report.

     A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.