Form 10-Q
period 2003-03-30
JOHNSON & JOHNSON
filed 2003-05-14
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 30, 2003

                               or

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

    On April 25, 2003, 2,968,820,767 shares of Common Stock, $1.00 par value, were outstanding.









                                 1

                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                Page No.

Item 1.  Financial Statements

 Consolidated Balance Sheets -
   March 30, 2003 and December 29, 2002          3


 Consolidated Statements of Earnings for the Fiscal
   Three Months Ended March 30, 2003 and
   March 31, 2002                                5


 Consolidated Statements of Cash Flows for the Fiscal
   Three Months Ended March 30, 2003 and
   March 31, 2002                                6

 Notes to Consolidated Financial Statements      7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           12


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                       17

Item 4. Controls and Procedures                 17


Part II - Other Information


  Item 1 - Legal Proceedings                    18

  Item 5 - Exhibits and Reports on Form 8-K     21

  Signatures                                    22
















                                 2
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS


                                    March 30,    December 29,
                                      2003          2002
Current Assets:

 Cash and cash equivalents          $ 3,061        2,894

 Marketable securities                4,786        4,581

 Accounts receivable, trade, less
  allowances for doubtful accounts
 $188(2002 - $191)                    5,836        5,399

 Inventories (Note 4)                 3,541        3,303

 Deferred taxes on income             1,388        1,419

 Prepaid expenses and other
  receivables                         1,859        1,670

      Total current assets           20,471       19,266

Marketable securities, non-current      121          121

Property, plant and equipment,
 at cost                             14,899       14,314

  Less accumulated
    depreciation                      6,100        5,604

                                      8,799        8,710

Intangible assets, gross (Note 5)    11,647       11,355

Less accumulated amortization         2,222        2,109
Intangible assets, net                9,425        9,246


Deferred taxes on income                286          236

Other assets                          2,892        2,977


      Total assets                  $41,994       40,556

         See Notes to Consolidated Financial Statements

                                 3

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    March 30,    December 29,
                                      2003           2002
Current Liabilities:

Loans and notes payable            $ 2,103        2,117

Accounts payable                     3,077        3,621

Accrued liabilities                  4,248        3,820

Accrued salaries, wages and
 commissions                           691        1,181

Taxes on income                      1,338          710

Total current liabilities           11,457       11,449

Long-term debt                       2,004        2,022

Deferred tax liability                 573          643

Employee related obligations         2,005        1,967

Other liabilities                    1,919        1,778

Shareholders' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)                3,120        3,120

Note receivable from employee
 stock ownership plan                  (18)         (25)

Accumulated other comprehensive
 income (Note 8)                      (818)        (842)

Retained earnings                   27,852       26,571
                                    30,136       28,824

Less common stock held in treasury,
 at cost (150,951,000 & 151,547,000
 shares)                             6,100        6,127

Total shareholders' equity          24,036       22,697

Total liabilities and shareholders'
 equity                            $41,994       40,556

         See Notes to Consolidated Financial Statements

                                 4
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Quarter Ended
                       March 30, Percent  March 31, Percent
                         2003    to Sales   2002    to Sales


Sales to customers
 (Note 6)                $9,821   100.0    8,743   100.0

Cost of products sold     2,722    27.7    2,457    28.1

Gross Profit              7,099    72.3    6,286    71.9

Selling, marketing and
  administrative expenses 3,253    33.1    2,843    32.5

Research expense            936     9.5      831     9.5

Purchased in-process
  research and
  development                18      .2        -       -

Interest income             (38)    (.4)     (76)    (.9)

Interest expense, net of
  portion capitalized        38      .4       34      .4

Other (income)expense, net  (37)    (.3)      33      .4

                          4,170    42.5    3,665    41.9

Earnings before provision
  for taxes on income     2,929    29.8    2,621    30.0

Provision for taxes on
  income (Note 3)           859     8.7      787     9.0

NET EARNINGS             $2,070    21.1    1,834    21.0

NET EARNINGS PER SHARE (Note 7)
  Basic                  $  .70              .60
  Diluted                $  .69              .59

CASH DIVIDENDS PER SHARE $ .205              .18

AVG. SHARES OUTSTANDING
  Basic                 2,968.4          3,042.0
  Diluted               3,018.5          3,115.4


         See Notes to Consolidated Financial Statements









                                 5
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Quarter Ended
                                     March 30,  March 31,
                                       2003       2002
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 2,070     1,834
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               446       412
Purchased in-process research and
 development                             18         -
Accounts receivable reserves             (5)      (13)
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (366)     (139)
  Increase in inventories              (181)     (128)
  Changes in other assets and
   liabilities                         (176)      (31)

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          1,806     1,935

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (408)     (350)
Proceeds from the disposal of assets      3        18
Acquisition of businesses, net of cash
 acquired                              (258)      (28)
Purchases of investments             (1,634)   (1,689)
Sales of investments                  1,417     2,023
Other                                   (17)      (58)

NET CASH USED BY INVESTING
 ACTIVITIES                            (897)      (84)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders              (609)     (549)
Repurchase of common stock             (339)   (1,899)
Proceeds from short-term debt           221       272
Retirement of short-term debt          (124)     (156)
Proceeds from long-term debt              2        17
Retirement of long-term debt            (20)      (12)
Proceeds from the exercise of
 stock options                           90       164

NET CASH USED BY FINANCING
 ACTIVITIES                            (779)   (2,163)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                    37        (9)
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                            167      (321)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            2,894     3,758

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 3,061     3,437

ACQUISITION OF BUSINESSES
Fair value of assets acquired           285        39
Fair value of liabilities assumed       (27)      (11)
Net cash paid for acquisitions      $   258        28


         See Notes to Consolidated Financial Statements



                                 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of such statements.


NOTE 2 - FINANCIAL INSTRUMENTS

As of March 30, 2003 the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $89 million after-tax. For additional information, see Note 8. The Company expects that $89 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 15 months.
   For the fiscal quarter ended March 30, 2003 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the fiscal quarter ended March 30, 2003 the Company recorded a net gain of $5 million (after-tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.
   Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

The effective income tax rates for the first fiscal three months of 2003 and 2002 were 29.3% and 30.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate was primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014.


NOTE 4 - INVENTORIES
(Dollars in Millions)
                                 March 30, 2003   Dec. 29, 2002

Raw materials and supplies         $   896           835
Goods in process                       860           803
Finished goods                       1,785         1,665
                                   $ 3,541         3,303











                                 7

NOTE 5 - INTANGIBLE ASSETS
Effective the beginning of fiscal year 2002 in accordance with SFAS No. 142, the Company discontinued the amortization relating to all existing goodwill and indefinite lived intangible assets. Intangible assets that have finite useful lives continued to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed annually for impairment. The required initial assessment was completed at June 30, 2002 and no impairment was determined. This initial impairment assessment was updated in the fourth quarter of 2002 and no impairment was determined. Future impairment tests will be performed in the fourth quarter, annually.

(Dollars in Millions)
                                 March 30, 2003

Goodwill-gross                       $ 5,451
Less accumulated amortization          668
Goodwill - net                       4,783

Trademarks (non-amortizable)- gross  1,027
Less accumulated amortization          132
Trademarks (non-amortizable)- net      895

Patents and trademarks               2,105
Less accumulated amortization          589
Patents and trademarks - net         1,516

Other amortizable intangibles -
  gross                              3,064
Less accumulated amortization          833
Other intangibles - net              2,231

Total intangible assets - gross     11,647
Less accumulated amortization        2,222
Total intangibles - net            $ 9,425

Goodwill as of March 30, 2003 as allocated by segment of business is as follows:
(Dollars in Millions)
                                              Med. Dev
                         Consumer    Pharm     & Diag   Total
Goodwill, net of
 accumulated amortization
 at December 29, 2002       821       244      3,588    4,653

Acquisitions                  -        76         34      110

Translation & Other          18         7        (5)       20

Goodwill at Mar. 30, 2003   839       327     3,617     4,783

The weighted average amortization periods for patents and trademarks and other intangible assets were 16 years and 18 years, respectively. The amortization expense of amortizable intangible assets for the fiscal year ended December 29, 2002 was $405 million pre-tax and the estimated amortization expense for the five succeeding years approximates $425 million pre-tax, per year, respectively.



                                 8

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                 Fiscal First Quarter
                                                Percent
                              2003    2002      Change

Consumer
 Domestic                $  1,000      900       11.1
 International                791      704       12.4
                            1,791    1,604       11.7%

Pharmaceutical
 Domestic                 $ 3,263    2,958       10.3
 International              1,403    1,223       14.7
                            4,666    4,181       11.6%

Med Dev & Diag
 Domestic                 $ 1,748    1,663        5.1
 International              1,616    1,295       24.8
                            3,364    2,958       13.7%

Domestic                  $ 6,011    5,521        8.9
International               3,810    3,222       18.2
 Worldwide                $ 9,821    8,743       12.3%


OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal First Quarter
                                                Percent
                              2003    2002      Change

Consumer                  $   413      315       31.1
Pharmaceutical              1,859    1,664       11.7
Med. Dev. & Diag.             731      662       10.4
  Segments total            3,003    2,641       13.7
Expenses not allocated
  to segments                 (74)     (20)

  Worldwide total         $ 2,929    2,621       11.8%

SALES BY GEOGRAPHIC AREA

                               Fiscal First Quarter
                                                Percent
                              2003    2002      Change


U.S.                     $  6,011    5,521        8.9
Europe                      2,218    1,765       25.7
Western Hemisphere
  Excluding U.S.              472      481       (1.9)
Asia-Pacific, Africa        1,120      976       14.8

  Total                  $  9,821    8,743       12.3%



                                 9
NOTE 7 - EARNINGS PER SHARE
The  following is a reconciliation of basic net earnings per share
to  diluted   net earnings per share for the fiscal  three  months
ended March 30, 2003 and March 31, 2002.

(Shares in Millions)
                                          Fiscal Quarter Ended
                                          March 30,   March 31,
                                             2003       2002

Basic net earnings per share            $      .70        .60
Average shares outstanding - basic         2,968.4    3,042.0
Potential shares exercisable under
  stock option plans                         179.6      204.1
Less: shares which could be repurchased
  under treasury stock method               (144.4)    (150.9)
Convertible debt shares                       14.9       20.2
Adjusted average shares
  outstanding - diluted                    3,018.5    3,115.4
Diluted earnings per share               $     .69        .59

   Diluted earnings per share calculation included the dilution effect of convertible debt that was offset by the related decrease in interest expense of $4 million each for the first fiscal quarter ended March 30, 2003 and March 31, 2002, respectively.
   Diluted earnings per share excluded 46.6 million and .2 million shares related to options for the first fiscal quarter ended March 30, 2003 and March 31, 2002, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the fiscal three months ended March 30, 2003 was $2,094 million, compared with $1,719 million for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/      Accum
                        For.    Gains/     Pens  (Losses)    Other
                        Cur.    (Losses)   Liab  on Deriv     Comp
                       Trans.   on Sec     Adj.  & Hedg
Inc/(Loss)

December 29, 2002    $  (707)      (2)     (33)   (100)      (842)
2003 Three Months changes
  Net change associated
   to current period hedging
   transactions            -        -        -      (6)
  Net amount reclassed to
   net earnings            -        -        -      17*
  Net Three Months
   changes                18       (5)       -      11         24

March 30, 2003       $  (689)      (7)     (33)    (89)      (818)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily   offset  by  changes  in  value  of   the   underlying
transactions.



                                10
NOTE 9 - MERGERS & ACQUISITIONS
On January 29, 2003, Johnson & Johnson acquired the assets of Orquest, Inc., a privately held biotechnology company focused on developing biologically-based implants for orthopaedics spine surgery. Orquest's principal product, HEALOS Bone Graft Material, is designed to reduce the time and pain associated with standard bone graft harvesting and represents a therapeutic advance for patients requiring bone graft material for spine fusion or other surgery.
   On February 10, 2003, Johnson & Johnson acquired Orapharma, Inc., a specialty pharmaceutical company focused on the development and commercialization of unique therapeutics. Orapharma's initial product, ARESTIN, is the first locally administered, time-released antibiotic encapsulated in microspheres that controls the germs that can cause periodontal disease. The transaction was valued at approximately $85 million, net of cash. On March 28, 2003, Johnson & Johnson acquired 3-Dimensional Pharmaceuticals, Inc., a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular disorders, oncology and inflammation. The transaction was valued at approximately $88 million, net of cash. The Company incurred a pre-tax charge for in-process research and development (IPR&D) of approximately $7 million.
    The disclosure requirements of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" are not provided as the impact of these acquisitions did not have a material effect on the Company's results of operations, cash flows or financial position.
   During the first quarter, Johnson & Johnson also announced a definitive agreement to acquire Scios, Inc., a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. Scios' product NATRECOR is a novel agent approved for congestive heart failure and has several significant advantages over existing therapies. The transaction, valued at approximately $2.4 billion, net of cash, was completed on April 29, 2003. The purchase price allocation is still in process and is not yet available. The Company expects to incur a pre-tax charge for In-Process Research & Development in the second quarter of 2003 in the range of between $700 and $800 million.
   On May 6, 2003, the Company announced a definitive agreement to acquire Link Spine Group, Inc., a privately owned corporation that will provide the Company with exclusive worldwide rights to the SB Charite Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company will pay a $325 million upfront payment with further contingent payments due upon achievement of regulatory and other milestones. The transaction is expected to close in the second quarter of 2003 and the Company anticipates an IPR&D charge of approximately $175 million to be incurred in connection with this acquisition.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At March 30, 2003, the Company had 24 stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
   As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(Dollars in Millions
Except Per Share Data)         March 30, 2003     March 31, 2002
Net income,
 as reported                        2,070              1,834
Less:
 Compensation
 expense(1)                            85                 73
Pro forma                           1,985              1,761
Earnings per share:
 Basic - as reported                 $.70               $.60
      - pro forma                     .67                .58
 Diluted - as reported               $.69               $.59
     - pro forma                      .66                .57

  (1) Determined under fair value based method for all awards, net of tax.

                                11
NOTE 11 - LEGAL PROCEEDINGS
The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Results
Sales
For the first fiscal quarter of 2003, worldwide sales were $9.8 billion, an increase of 12.3% over 2002 fiscal first quarter sales of $8.7 billion. The impact of foreign currencies accounted for 4.2% of the total reported increase of 12.3% over the same period a year ago.
   Sales by domestic companies were $6.0 billion in the first fiscal quarter of 2003, which represented an increase of 8.9%.
Sales by international companies were $3.8 billion, which represented an increase of 18.2% of which 11.3% was due to currency fluctuations.
  For geographic areas throughout the world, sales increased 25.7% in Europe and 14.8% in Asia-Pacific/Africa but decreased 1.9% in the Western Hemisphere (excluding the U.S.) for the quarter.
   Consumer segment sales in the quarter were $1.8 billion, an increase of 11.7% over the same period a year ago with 9.6% of operational growth with a positive currency impact of 2.1%. Domestic sales increased by 11.1% while international sales gains of 12.4% included a positive currency impact of 4.9%. Consumer sales achieved strong growth in skin care products (NEUTROGENA(r), CLEAN & CLEAR(r) and AVEENO(r)) and SPLENDA(r) sweetener products as well as broad-based growth in the Consumer Pharmaceuticals and Wound Care franchises.
   Pharmaceutical segment sales in the quarter were $4.7 billion, an increase of 11.6% over the same period a year ago with 7.8% of this change due to operational increases and the remaining 3.8% increase related to the positive impact of currency. The domestic Pharmaceutical sales increase was 10.3% and the growth in international Pharmaceutical sales was 14.7% which included 13.0% related to the positive impact of currency.
   Sales growth reflects the strong performance of REMICADE(r), a treatment for rheumatoid arthritis and Crohn's disease; RISPERDAL(r), an antipsychotic medication; DURAGESIC(r), a transdermal patch for chronic pain, and TOPAMAX(r), an anti-epileptic medication. The rate of growth of PROCRIT, a product for the treatment of anemia, had slowed versus recent trends due to the entry of a new competitor. PROCRIT, while still the market leader, has experienced a share decline. The competitive use of discounts and extended payment dating has moved market focus from total market development to a focus on share acquisition. The
Company's positioning on PROCRIT continues to focus on the clinical benefits of PROCRIT.
   The rate of growth of EPREX (epoetin alfa) experienced a sharp decline versus the prior year due to rare reports of Pure Red Cell Aplasia (PRCA) in chronic renal failure (CRF) patients when EPREX was administered subcutaneously. The Company has implemented steps to ensure that health care providers use the safest method of administering EPREX. These actions included the education of health care providers and patients in the proper handling of EPREX to preserve product integrity and a label change recommending intravenous versus subcutaneous dosing in chronic renal failure. The data available through the end of the year 2002 suggested that the incidence rate of PRCA had stabilized.
   During the first quarter of 2003, the Company announced and completed the acquisition of 3-Dimensional Pharmaceuticals, Inc., a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular disorders, oncology and inflammation. The transaction was valued at $88 million, net of cash and resulted in an in-process research and development
(IPR&D) charge of approximately $7 million. Also during the quarter, the Company acquired Orapharma, Inc., a specialty pharmaceutical company focused on the development and commercialization of unique therapeutics. Orapharma's initial product, ARESTIN, is the first locally administered, time-released antibiotic encapsulated in microspheres that controls the germs that can cause periodontal disease. The transaction was valued at approximately $85 million, net of cash.

                                12

The Company also received U.S. Food and Drug Administration (FDA) approval for REMICADE (infliximab) for the additional indication of long-term treatment of fistulizing Crohn's disease, a chronic inflammatory bowel disorder that commonly affects the lower part of the small and large intestine, as well as FLEXERIL (cyclobenzaprine HCI) 5 mg tablets for the treatment of muscle spasm associated with painful musculoskeletal conditions. In April 2003, the Company received FDA approval for RISPERDAL M-TAB (risperidone), a fast dissolving form of the schizophrenia medication that dissolves in seconds when placed in the mouth.
   Worldwide sales in the first fiscal quarter of 2003 of $3.4 billion in the Medical Devices & Diagnostics segment represented an increase of 13.7% over the same period a year ago with currency accounting for 5.7% of the sales growth. Domestic sales were up 5.1% and the international sales increase of 24.8% over the same period a year ago included a currency impact of 13.1%.
   Strong sales growth was achieved in several franchises within this segment: DePuy's orthopaedic joint reconstruction and spinal products; Ethicon's wound care, and women's health products; and Ethicon Endo-Surgery's minimally invasive surgical products.
    In the first quarter of 2003, Cordis sales increased by 14% versus the same period a year ago. Sales in the U.S. however, declined by approximately 14%, primarily attributable to a significant decline in coronary stent sales. In preparation for the launch of the CYPHER drug eluding stent, the Company has been working with customers to reduce their inventories of bare metal stents.
  On April 24, 2003, the Company received approval from the FDA to market the CYPHER Sirolimus-eluting coronary stent, making it the first U.S. approved combination drug device intended to help reduce restenosis or reblockage of a treated coronary artery. The Company began shipping the product immediately after approval with the objective to provide access to as many patients and customers as soon as possible.
   During the quarter, the Company completed the acquisition of Orquest, Inc., a privately held biotechnology company focused on developing biologically-based implants for orthopaedics and spine surgery. Orquest's principal product, HEALOS Bone Graft Material, is designed to reduce the time and pain associated with standard bone graft harvesting and represents a therapeutic advance for patients requiring bone graft material for spine fusion or other surgery.

Gross Profit
Gross profit margin in the first fiscal quarter of 2003 was 72.3%, an improvement of 0.4% over the gross profit margin in the same period a year ago of 71.9%. The improvement in gross profit margin was primarily related to ongoing improvement related to cost control efforts.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased 14.4% over the same period a year ago. Selling, general and administrative expenses as a percent to sales were 33.1% versus 32.5% for the same period a year ago. The increase was primarily due to an increase in spending for a sales force expansion in the Pharmaceutical segment and pre-launch spending in anticipation of the CYPHER stent approval.

In-Process Research & Development
In the fiscal first quarter of 2003, the Company recorded in-process research & development (IPR&D) charges of $15 million after-tax ($18 million before tax) related to acquisitions. These acquisitions included Orquest, Inc., a privately-held biotechnolgy company focused on developing biologically-based implants for orthopaedics spine surgery and 3-Dimensional Pharamceuticals, Inc., a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular diseases, oncology and inflammation.





                                13
Interest (Income) Expense
Interest income decreased in the first fiscal quarter of 2003 as compared to the same period a year ago due primarily to the continuing decline in U.S. interest rates. Interest expense in the first fiscal quarter of 2003 remained relatively constant as there were no significant changes in average debt balances.

Other (Income) Expense, Net
Other (income) expense included gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlement expense as well as royalty income. The favorable change of $70 million in other (income) expense was due primarily to a lower level of one-time expenses in 2003 as compared to the same period a year ago. The most significant factors affecting the year-on-year comparisons were reductions in 2003 in the write-down of equity securities of Johnson & Johnson Development Corporation and a current year non-recurring increase in royalty income for the quarter.

Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income increased 11.8% versus the same period a year ago. The increase was due primarily to volume growth, improved gross profit margins offset by increases in spending in selling, marketing and administrative expenses due to sales force expansion and pre-launch spending in anticipation of the CYPHER stent approval.

Operating profit by segment
Consumer segment operating profit increased 31.1% over the same period a year ago and reflects an operating profit as a percent to sales improvement of 3.5%. The improvement was due primarily to volume growth, leveraging of selling, promotion and administrative expenses offset by increased expenditures in advertising. Pharmaceutical segment operating profit increased 11.7% over the same period a year ago and its operating profit as a percent to sales was the same percent for the same period a year ago. The Pharmaceutical segment operating profit was negatively impacted by the cost of IPR&D related to 3-Dimensional Pharmaceuticals, Inc., acquisition and an increase in spending related to a sales force expansion.
  Medical Devices & Diagnostics segment operating profit increased 10.4% over the same period a year ago and reflects an operating profit as a percent to sales decline of .7%. The margin decline was primarily due to pre-launch spending in anticipation of the CYPHER stent approval. Operating profit also includes the IPR&D associated with the acquisition of Orquest, Inc.

Provision For Taxes on Income
The effective income tax rates for the first fiscal three months of 2003 and 2002 are 29.3% and 30.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate was primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014.

Net Income and Earnings Per Share
Worldwide net earnings for the first fiscal quarter of 2003 were $2.1 billion, reflecting a 12.9% increase over 2002. Worldwide net earnings per share for the first fiscal quarter of 2003 equaled $.69 per share, an increase of 16.9% from the $.59 net earnings per share in the same period a year ago.

Cash Flows and Liquidity
Cash generated from operations and selected borrowings provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. Cash and current marketable securities were $7.8 billion at the end of the first fiscal quarter of 2003 as compared with $7.5 billion at year-end 2002.
   Cash generated from operations amounted to $2.0 billion in the first fiscal quarter of 2003 as compared to $1.9 billion for the same period a year ago.




                                14

Capital Expenditures
Capital expenditures in the first fiscal quarter of 2003 increased to $.4 billion or 16.6% over the same period a year ago. The increase was due primarily to expansion of manufacturing facilities to support new and existing products, investments in support of research facilities and investments in information systems across all business segments.

Dividends
On April 24, 2003, the Board of Directors declared a regular cash dividend of $0.24 per share, payable on June 10, 2003 to shareholders of record as of May 20, 2003. This represented an increase of 17.1% and was the 41st consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular cash dividends.

Financial Position & Capital Resources
Total Assets & Returns
Total assets increased $1.4 billion or 3.5% in the first fiscal quarter of 2003 versus year-end 2002. Net intangible assets in the first fiscal quarter of 2003 increased 1.9% over year-end 2002 and represented 22.4% of total assets versus 22.8% of total assets at year-end 2002. Net property, plant and equipment increased to $8.8 billion or 1.0% and represented 21.0% of total assets versus 21.5% of total assets at year-end 2002. Shareholders' equity per share at the end of the first fiscal quarter of 2003 was $8.10 compared with $7.65 at year-end 2002, an increase of 5.9%.

Financing & Market Risk
Total borrowings at the end of the first fiscal quarter of 2003 was $4.1 billion, unchanged from year-end 2002. For the first fiscal quarter of 2003, net cash (cash and current marketable securities net of debt) was $3.7 billion. At year-end 2002, net cash (cash and current marketable securities net of debt) was $3.3 billion. Total debt represented 14.6% of total capital (shareholders' equity and total debt) for the first fiscal quarter of 2003 and 15.4% of total capital at year-end 2002. For the period ended March 30, 2003, there were no material cash commitments. In association with the purchase of Scios, Inc., the Company issued approximately $2.2 billion of commercial paper during April of 2003.

New Accounting Standards
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this standard in 2003 that was effective for fiscal years beginning after June 15, 2002 and it has not had a material impact on the Company's results of operations, cash flows or financial position. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and it has not had a material effect on the Company's results of operations, cash flows or financial position.
  On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarified the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been adopted by the Company. There is no disclosure required for the first fiscal quarter of 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 required that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not had a material effect on the Company's results of operations, cash flows or financial position.
                                15
In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Subsequent Events
On  April  29,  2003,  Johnson & Johnson  announced  that  it  had completed its acquisition of Scios Inc., a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. The Company acquired Scios in a cash for stock exchange and was valued at
approximately  $2.4  billion, net of  cash.   The  purchase  price
allocation  is  still in process and is not  yet  available.   The
Company expects to incur a pre-tax charge for In-Process Research & Development in the second quarter of 2003 in the range of between $700 and $800 million.
  Scios is a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory disease. The company's disease-based technology platform integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and rationally design small molecule compounds for large markets with unmet medical needs. Scios' product NATRECOR(r) is the first novel agent approved for congestive heart failure (CHF) in more than a decade. NATRECOR(r) is a recombinant form of a naturally occurring protein secreted by the heart as part of the
body's   response  to  CHF.  The  drug  has  several   significant
advantages over existing therapies for CHF, the single most common cause of hospitalization in the United States for patients over
65.   The  principal  focus  of Scios'  research  and  development
program   is  small  molecule  inhibitors,  and  includes  several
potential new treatments for pain and inflammatory diseases, including an advanced p-38 kinase inhibitor program.
   On May 6, 2003, the Company announced a definitive agreement to acquire Link Spine Group, Inc., a privately owned corporation that will provide the Company with exclusive worldwide rights to the SB Charite Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company will pay a $325 million upfront payment with further contingent payments due upon achievement of regulatory and other milestones. The transaction is expected to close in the second quarter of 2003 and the Company anticipates an IPR&D charge of approximately $175 million to be incurred in connection with this acquisition.
















                                16


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
   Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
    The Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item  3.   Quantitative and Qualitative Disclosures  About  Market
Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 29, 2002.


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












                                17
Part II - OTHER INFORMATION

Item 1.     Legal Proceedings
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
   One group of cases against the Company concerns the Janssen Pharmaceutica, Inc. product PROPULSIDr, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSIDr, in state and federal courts across the country. There are approximately 740 such cases currently pending, including the claims of approximately 5,428 plaintiffs. In the active cases, 425 individuals are alleged to have died from the use of PROPULSIDr. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of overpromotion. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.
   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSIDr plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and have appealed. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs was injured by PROPULSIDr and that no basis for liability existed.
   In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSIDr users for purposes of medical monitoring and refund of the costs of purchasing PROPULSIDr. An effort to appeal that ruling has been denied. In June 2002 the federal judge presiding over the PROPULSIDr Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSIDr users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling and other complaints filed against Janssen and the Company include class action allegations which could be the basis for future attempts to have classes certified.
    With respect to all the various PROPULSIDr actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance reserves and commercially available excess insurance with respect to these cases. In communications to the Company, the excess insurance carriers have raised certain defenses to their liability under the policies. However, in the opinion of the Company, those defenses are pro forma and lack substance and the carriers will honor their obligations under the policies either voluntarily or after litigation.









                                18
The Company's Ortho Biotech Inc. subsidiary was party to an arbitration proceeding filed against it in 1995 by Amgen, Ortho Biotech's licensor of U.S. non-dialysis rights to PROCRITr, in which Amgen sought to terminate Ortho Biotech's U.S. license rights and collect substantial damages based on alleged deliberate PROCRITr sales by Ortho Biotech during the early 1990s into Amgen's reserved dialysis market. On October 18, 2002, the arbitrator issued his decision rejecting Amgen's request to terminate the license and finding no material breach of the license. However, the arbitrator found that conduct by Ortho Biotech in the early 1990s, which was subsequently halted by Ortho Biotech, amounted to a non-material breach of the license and awarded Amgen $150 million in damages which the Company expensed in the third quarter of 2002. Amgen had sought $1.2 billion in damages. On January 24, 2003, the arbitrator ruled that Amgen was the "prevailing party" in this arbitration, entitling it to an award of reasonable attorneys' fees and costs. In March, Amgen submitted its application for fees and costs in the amount of $91 million, which sum is subject to challenge by Ortho Biotech based on the issue of reasonableness. The Company expensed $85 million in the fourth quarter of 2002 in connection with this outstanding claim.
   In patent infringement actions tried in Delaware federal court in late 2000, Cordis Corporation, a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office. In March and May 2002, the district judge issued post trial rulings which confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. Appeals to the Federal Circuit Court of Appeals are underway.
  The products of various Johnson & Johnson operating companies are the subject of various patent lawsuits which could potentially affect the ability of those operating companies to sell those products, require the payment of past damages and future royalties or, with respect to patent challenges by generic pharmaceutical firms, result in the introduction of generic versions of the products in question and the ensuing loss of market share. The following patent lawsuits concern important products of Johnson & Johnson operating companies. Medtronic AVE v. Cordis Corporation:
This action, filed in April 2002 in federal district court in Texas and thereafter transferred to the federal district court in Delaware, asserts certain patents owned by Medtronic AVE against the Cordis BX VELOCITYT stent, which is also the stent structure used in the CYPHERT drug eluting product. No trial date has been set for this action. ACS/Guidant v. Cordis Corporation: This is an arbitration in which ACS/Guidant has asserted its Lau patents against the Cordis BX VELOCITY stent. In the event ACS/Guidant prevails, Cordis would pay a pre-negotiated royalty with respect to past and future BX VELOCITY sales; no injunction would be issued. The arbitration hearings commence in the fall. Boston Scientific Corporation (BSC) v. Cordis Corporation: This action, filed in Delaware federal court in March, asserts that the Cypher drug-eluting stent infringes the Ding patent assigned to BSC. BSC seeks damages and a permanent injunction and in addition has moved for a preliminary injunction, a hearing on which is scheduled for late July.








                                19
The following lawsuits are against generic firms that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the
Company prior to expiration of the applicable patents covering these products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. Ortho-McNeil Pharmaceutical, Inc. v. Barr Laboratories, Inc.:
Pending in federal court in New Jersey, this action, filed in June
2000,   involves  Barr's  effort  to  invalidate  Ortho's  patents covering its ORTHO TRICYCLEN r oral contraceptive product. Trial is scheduled to begin in July. Ortho-McNeil and Daiichi, Inc. v. Mylan Laboratories and Ortho-McNeil and Daiichi, Inc. v. Teva
Pharmaceutical: These matters, the first of which was filed in February 2002 in federal court in West Virginia and the second in June 2002 in federal court in New Jersey, concern the efforts of Mylan and Teva to invalidate and establish non-infringement of the patent covering LEVAQUINr levofloxacin tablets. The patent is owned by Daiichi and exclusively licensed to Ortho-McNeil. In the Mylan case trial has been set for October 2003. No trial date has been set in the Teva matter. Ortho-McNeil Pharmaceutical, Inc. and Daiichi v. Bedford Laboratories: This matter was filed in federal district court in New Jersey in April 2003 and involves the effort of Bedford to invalidate and assert non-infringement of the same Daiichi patent on LEVAQUIN involved in the above proceedings. In this case, however, Bedford is challenging the patent's application with respect to its products which it asserts are equivalent to LEVAQUIN injection pre-mix and injection vials, rather than tablets. Janssen and ALZA v. Mylan Laboratories: This action, filed in federal district court in Vermont in January 2002, concerns Mylan's effort to invalidate and assert non-infringement and unenforceability of ALZA's patent covering the DURAGESICr product. Trial is scheduled for August 2003. Janssen Pharmaceutica NV v. Eon Labs Manufacturing: This action was filed in federal court in the Eastern District of New York in April 2001 and concerns Eon's effort to invalidate and establish non-
infringement    of    Janssen's    patent    covering    SPORANOXr
(itraconozole).   No  trial date has yet  been  scheduled.  Ortho-
McNeil Pharmaceutical, Inc. v. Kali Laboratories, Inc.: This lawsuit was filed in federal court in New Jersey in November 2002 and concerns the attempt of Kali to invalidate and establish non-infringement of Ortho-McNeil's patent covering ULTRACETr (tramadol-acetaminophen) tablets. No trial date has been set for this case. Alza v. Mylan Laboratories: This action was filed in federal district court in West Virginia in May 2003 and concerns Mylan's effort to invalidate and assert non-infringement of an Alza patent covering the DITROPAN XLr product. No trial date has been set for this case.
   With respect to all of the above matters, the Johnson & Johnson operating company involved is vigorously defending the validity and asserting the infringement of its own or its licensors' patents or, where its product is accused of infringing patents held by others, defending against those claims.
   The New York State Attorney General's office and the Federal Trade Commission issued subpoenas in January and February 2003 seeking documents relating to the marketing of sutures and endoscopic instruments by the Company's Ethicon, Inc. and Ethicon
Endo-Surgery,   Inc.   subsidiaries.  The   Connecticut   Attorney
General's   office  has  requested  the  same  documents.    These
subpoenas   focus  on  the  bundling  of  sutures  and  endoscopic
instruments in contracts offered to Group Purchasing Organizations and individual hospitals in which discounts are predicated on the
hospital  achieving  specified  market  share  targets  for   both
categories of products. The operating companies involved are responding to the subpoenas.
   The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business.
   The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company's consolidated balance sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations for that period.

                                20

Item 5.   Exhibits and Reports on Form 8-K

  (a)  Exhibit

        Exhibit 99.3   Certifications Pursuant to Rule 13a-14
        Under the Securities Exchange Act of 1934

        Exhibit 99.15  Certifications Pursuant to 18 U.S.C.
        Section 1350

   (b)    Reports on Form 8-K

        A report on Form 8-K was filed on January 30, 2003, which included the Press Release on Amgen arbitration fees and expenses. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statements of earnings for the fiscal fourth quarter and fiscal year ended December 29, 2002.
           A report on Form 8-K was filed on March 12, 2003, which included the audited consolidated financial statements for the three year period ended December 29, 2002.
           A report on Form 8-K was filed on April 15, 2003, which included the Press Release for the period ended March 30, 2003. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal first quarter.
           A report on Form 8-K was filed on April 29, 2003, which included a reconciliation of non-GAAP disclosures included in Form 10-K for the fiscal year ended December 29, 2002.





































                                21


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 12, 2003           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President and
                                  Chief Financial Officer


Date:  May 12, 2003           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)































                                22