Form 10-Q/A
period 2003-03-30
JOHNSON & JOHNSON
filed 2003-05-15
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A

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

EXPLANATORY NOTE:

This Form 10-Q/A amends Part I, Item 1 - Financial Statements:
Consolidated Statements of Cash Flows for the fiscal three months ended March 30, 2003 and March 31, 2002 of the Quarterly Report on Form 10-Q filed by Johnson & Johnson on May 14, 2003. This statement is solely amending certain cash flow amounts related to financing activities. Net cash flows from operating activities was $2,036 million and Net cash used by financing activities was $1,009 million for the three month period ended March 30, 2003.

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


         See Notes to Consolidated Financial Statements









                                 5
               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Quarter Ended
                                     March 30,  March 31,
                                       2003       2002
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 2,070     1,834
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               446       412
Purchased in-process research and
 development                             18         -
Accounts receivable reserves             (5)      (13)
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (366)     (139)
  Increase in inventories              (181)     (128)
  Changes in other assets and
   liabilities                           54       (31)

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          2,036     1,935

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (408)     (350)
Proceeds from the disposal of assets      3        18
Acquisition of businesses, net of cash
 acquired                              (258)      (28)
Purchases of investments             (1,634)   (1,689)
Sales of investments                  1,417     2,023
Other                                   (17)      (58)

NET CASH USED BY INVESTING
 ACTIVITIES                            (897)      (84)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders              (609)     (549)
Repurchase of common stock             (339)   (1,899)
Proceeds from short-term debt           221       272
Retirement of short-term debt          (354)     (156)
Proceeds from long-term debt              2        17
Retirement of long-term debt            (20)      (12)
Proceeds from the exercise of
 stock options                           90       164

NET CASH USED BY FINANCING
 ACTIVITIES                          (1,009)   (2,163)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                    37        (9)
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                            167      (321)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            2,894     3,758

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 3,061     3,437

ACQUISITION OF BUSINESSES
Fair value of assets acquired           285        39
Fair value of liabilities assumed       (27)      (11)
Net cash paid for acquisitions      $   258        28


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





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 15, 2003           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President and
                                  Chief Financial Officer


Date:  May 15, 2003           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)
































                                22