Form 10-K/A
period 2002-12-29
JOHNSON & JOHNSON
filed 2003-06-26
CIK 200406

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $156 billion.

         On February 25, 2003 there were 2,969,972,365 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II: Portions of Registrant's annual report to shareowners for fiscal year 2002.

Part III:       Portions of Registrant's proxy statement for its 2003 annual meeting of shareowners.

                                   SIGNATURES

         Pursuant to the requirements of Section l3 of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2003                               JOHNSON & JOHNSON
                                                    (Registrant)

                               By: /s/ W. C. Weldon
                                   ---------------------------------------------
                                       W.C. Weldon, Chairman, Board of Directors
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                             Title                           Date
     ---------                             -----                           ----
 /s/ W.C. Weldon                     Chairman, Board of                June 9, 2003
---------------------                Directors, Chief
      W.C. Weldon                    Executive Officer and
                                     Director (Principal
                                     Executive Officer)

 /s/ R. J. Darretta                  Executive Vice President,         June 11, 2003
---------------------                Chief Financial Officer
      R. J. Darretta                 and Director
                                     (Principal Financial Officer)

 /s/ S. J. Cosgrove                  Controller                        June 9, 2003
---------------------
      S. J. Cosgrove

 /s/ G. N. Burrow                    Director                          June 9, 2003
---------------------
      G. N. Burrow

 /s/ J. G. Cullen                    Director                          June 9, 2003
---------------------
      J. G. Cullen

 /s/ M. J. Folkman                   Director                          June 9, 2003
---------------------
      M. J. Folkman


     Signature                             Title                           Date
     ---------                             -----                           ----
 /s/ A. D. Jordan                    Director                          June 9, 2003
---------------------
      A. D. Jordan

 /s/ A. G. Langbo                    Director                          June 9, 2003
---------------------
      A. G. Langbo

 /s/ J. T. Lenehan                   Vice Chairman,                    June 10, 2003
---------------------                Board of Directors,
      J. T. Lenehan                  President and Director


 /s/ L. F. Mullin                    Director                          June 9, 2003
---------------------
      L. F. Mullin

 /s/ D. Satcher                      Director                          June 9, 2003
---------------------
      D. Satcher

 /s/ H. B. Schacht                   Director                          June 9, 2003
---------------------
      H. B. Schacht

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

10(b)                   2000 Stock Option Plan (as amended) - (1).*

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

10(g)                   Domestic Deferred Compensation (Certificate of Extra Compensation) Plan (as amended) - Incorporated herein by reference to Exhibit 10(g) of the Registrant's Form 10-K Annual Report for the year ended December 30,
                        2001.*

10(h)                   Deferred Fee Plan for Directors (as amended) - (1).*

10(i)                   Executive Income Deferral Plan (as amended) - (1).*

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

10(o)                   Letter Agreement dated June 24, 2002 between the Company and Mr. R. S. Larsen with respect to post-employment arrangements -- (1).*

10(p)                   Consulting Agreement between the Company and Dr. Judah Folkman, member of the Board - (1).*

12                      -- Statement of Computation of Ratio of Earnings to Fixed Charges -- (1).

13                      -- Pages 28-58 of the Company's Annual Report to Shareowners for fiscal year 2002 (only those portions of the Annual Report incorporated by reference in this document are deemed "filed") - (1).

21                      -- Subsidiaries -- (1).

23                      -- Consent of Independent Accountants - (1).

99(a)(i)                -- Form 11-K for the Johnson & Johnson Savings Plan -- Filed with this document.

99(a)(ii)               -- Form 11-K for the Johnson & Johnson Retirement Savings Plan -- Filed with this document.

99(a)(iii)              -- Form 11-K for the Johnson & Johnson Savings Plan for Union Represented Employees -- Filed with this document.

99(a)(iv)               -- Form 11-K for the ALZA Corporation Tax Deferral Investment Plan - Filed with this document.

99(b)                   -- Cautionary Statement pursuant to Private Securities Litigation Reform Act of 1995: "Safe Harbor" for
                        Forward-Looking Statements -- (1).

------------------
(1) Incorporated herein by reference to the Exhibit bearing the same Exhibit Number in Registrant's Form 10-K Annual Report for the fiscal year ended December 29, 2002.

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 14(c) of the report.

                  A copy of any of the Exhibits listed above will be provided without charge to any shareowner submitting a written request specifying the desired Exhibit(s) to the Secretary at the principal executive offices of the Company.