Form 10-Q
period 2003-06-29
JOHNSON & JOHNSON
filed 2003-08-11
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 29, 2003

                               or

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

    On July 25, 2003, 2,968,017,528 shares of Common Stock, $1.00 par value, were outstanding.

                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                      Page No.

Item 1.  Financial Statements

 Consolidated Balance Sheets
   June 29, 2003 and December 29, 2002                  3


 Consolidated Statements of Earnings for the Fiscal
    Quarter Ended June 29, 2003 and June 30, 2002       5


 Consolidated Statements of Earnings for the Fiscal
   Six Months Ended June 29, 2003 and June 30, 2002     6


  Consolidated Statements of Cash Flows for the Fiscal
   Six Months Ended June 29, 2003 and June 30, 2002     7


 Notes to Consolidated Financial Statements             8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  24


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                              30


Item 4. Controls and Procedures                        30


Part II - Other Information


  Item 1 - Legal Proceedings                           31


   Item 4 - Submission of Matter to a Vote of
              Security Holders                         35


  Item 5 - Other Items                                 35


   Item 6 - Exhibits and Reports on Form 8-K           36


  Signatures                                           37

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS


                                    June 29,    December 29,
                                      2003          2002
Current Assets:

 Cash and cash equivalents          $ 2,968        2,894

 Marketable securities                4,894        4,581

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $188(2002 - $191)                   6,426        5,399

 Inventories (Note 4)                 3,680        3,303

 Deferred taxes on income             1,453        1,419

 Prepaid expenses and other
  receivables                         1,954        1,670

      Total Current Assets           21,375       19,266

Marketable securities, non-current      124          121

Property, plant and equipment,
 at cost                             15,565       14,314

  Less accumulated
    depreciation                      6,501        5,604

                                      9,064        8,710

Intangible assets, gross (Note 5)    14,029       11,355

Less accumulated amortization         2,319        2,109
Intangible assets, net               11,710        9,246


Deferred taxes on income                381          236

Other assets                          2,999        2,977


      Total Assets                  $45,653       40,556

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    June 29,     December 29,
                                      2003           2002
Current Liabilities:

Loans and notes payable            $ 3,254          2,117

Accounts payable                     3,589          3,621

Accrued liabilities                  4,494          3,820

Accrued salaries, wages and
 commissions                           838          1,181

Taxes on income                        661            710

    Total Current Liabilities       12,836         11,449

Long-term debt                       3,164          2,022

Deferred tax liability               1,208            643

Employee related obligations         2,248          1,967

Other liabilities                    1,760          1,778

    Total Liabilities               21,216         17,859

Shareholders' Equity:
 Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -              -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,548 shares)               3,120          3,120

Note receivable from employee
 stock ownership plan                  (18)           (25)

Accumulated other comprehensive
 income (Note 8)                      (690)          (842)

Retained earnings                   28,200         26,571
                                    30,612         28,824

Less common stock held in treasury,
 at cost (150,951,000 & 151,547,000
 shares)                             6,175          6,127

    Total Shareholders' Equity      24,437         22,697

    Total Liabilities and
      Shareholders' Equity         $45,653         40,556

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; Dollars & Shares in Millions
                   Except per Share Figures)


                            Fiscal Second Quarter Ended
                       June 29,  Percent  June 30,  Percent
                         2003    to Sales   2002    to Sales


Sales to customers
 (Note 6)               $10,332   100.0    9,073   100.0

Cost of products sold     2,966    28.7    2,582    28.4

Gross profit              7,366    71.3    6,491    71.6

Selling, marketing and
  administrative expenses 3,396    32.9    3,017    33.3

Research and development  1,082    10.5      932    10.3

Purchased in-process
  research and
  development               900     8.7      189     2.1

Interest income             (43)    (.4)     (74)    (.8)

Interest expense, net of
  portion capitalized        50      .4       44      .5

Other (income)expense, net  (75)    (.7)     (45)    (.5)

                          5,310    51.4    4,063    44.9

Earnings before provision
  for taxes on income     2,056    19.9    2,428    26.7

Provision for taxes on
  income (Note 3)           846     8.2      774     8.5

NET EARNINGS             $1,210    11.7    1,654    18.2

NET EARNINGS PER SHARE (Note 7)
  Basic                  $  .41              .55
  Diluted                $  .40              .54

CASH DIVIDENDS PER SHARE $  .24             .205

AVG. SHARES OUTSTANDING
  Basic                 2,967.7          3,003.4
  Diluted               3,015.9          3,069.3


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; Dollars & Shares in Millions
                   Except per Share Figures)


                               Fiscal Six Months Ended
                       June 29,  Percent  June 30,  Percent
                         2003    to Sales   2002    to Sales


Sales to customers
 (Note 6)               $20,154   100.0   17,816   100.0

Cost of products sold     5,688    28.2    5,039    28.3

Gross profit             14,466    71.8   12,777    71.7

Selling, marketing and
  administrative expenses 6,649    33.0    5,860    32.9

Research and development  2,018    10.0    1,763     9.9

Purchased in-process
  research and
  development               918     4.6      189     1.1

Interest income             (81)    (.4)    (150)    (.8)

Interest expense, net of
  portion capitalized        88      .4       78      .4

Other(income)expense, net  (112)    (.5)     (12)    (.1)

                          9,480    47.1    7,728    43.4

Earnings before provision
  for taxes on income     4,986    24.7    5,049    28.3

Provision for taxes on
  income (Note 3)         1,705     8.4    1,561     8.7

NET EARNINGS             $3,281    16.3    3,488    19.6

NET EARNINGS PER SHARE (Note 7)
  Basic                  $ 1.11             1.15
  Diluted                $ 1.09             1.13

CASH DIVIDENDS PER SHARE $ .445             .385

AVG. SHARES OUTSTANDING
  Basic                 2,967.9          3,022.2
  Diluted               3,015.2          3,086.9


         See Notes to Consolidated Financial Statements

              JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Six Months Ended
                                     June 29,   June 30,
                                       2003       2002
Cash Flows from Operations
Net earnings                        $ 3,281    $ 3,488
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles               868        832
Purchased in-process research and
 development                            918        189
Accounts receivable reserves             (9)       (36)
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (756)      (549)
  Increase in inventories              (186)      (207)
  Changes in other assets and
   liabilities                         (423)      (224)

Net Cash Flows from Operating
  Activities                          3,693      3,493

Cash Flows from Investing Activities
Additions to property, plant
 and equipment                         (914)      (802)
Proceeds from the disposal of assets    333        128
Acquisition of businesses, net of cash
 acquired                            (2,781)      (466)
Purchases of investments             (2,868)    (3,126)
Sales of investments                  2,580      3,942
Other                                   (96)      (213)

Net Cash Used by Investing
 Activities                          (3,746)      (537)

Cash Flows from Financing Activities
Dividends to shareholders            (1,321)    (1,163)
Repurchase of common stock             (842)    (5,255)
Proceeds from short-term debt         1,441      2,189
Retirement of short-term debt          (436)      (219)
Proceeds from long-term debt          1,009         20
Retirement of long-term debt            (43)       (16)
Proceeds from the exercise of
 stock options                          195        227

Net Cash Provided/(Used) by Financing
 Activities                               3     (4,127)

Effect of Exchange Rate Changes on
 Cash and Cash Equivalents              124        109
Increase/(Decrease) in Cash and Cash
 Equivalents                             74     (1,152)
Cash and Cash Equivalents, Beginning
 of Period                            2,894      3,758

Cash and Cash Equivalents,
 End of Period                      $ 2,968    $ 2,606

Acquisition of Businesses
Fair value of assets acquired         3,096        535
Fair value of liabilities assumed      (315)       (69)
Net cash paid for acquisitions      $ 2,781    $   466


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


NOTE 2 - FINANCIAL INSTRUMENTS

As of June 29, 2003 the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $158 million after tax. For additional information, see Note 8. The Company expects that $155 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months.
   For the first fiscal six months ended June 29, 2003 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the first fiscal six months ended June 29, 2003 the Company recorded a net gain of $9 million (after tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.
   Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

The effective income tax rates for the first fiscal six months of 2003 and 2002 were 34.2% and 30.9%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate was primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014. The increase in the effective tax rate for the first fiscal six months of 2003 compared with the same period a year ago is due to acquisition related In-process Research and Development charges that are non-deductible for tax purposes. For further details on acquisitions, see Note 9.




NOTE 4 - INVENTORIES
(Dollars in Millions)
                                 June 29, 2003   Dec. 29, 2002

Raw materials and supplies         $   931            835
Goods in process                       894            803
Finished goods                       1,855          1,665
                                   $ 3,680          3,303

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

(Dollars in Millions)
                                    June 29,    December 29,
                                      2003         2002

Goodwill-gross                     $  6,040      $ 5,320
Less accumulated amortization           681          667
Goodwill - net                        5,359        4,653

Trademarks (non-amortizable)- gross   1,086        1,021
Less accumulated amortization           133          138
Trademarks (non-amortizable)- net       953          883

Patents and trademarks                3,713        2,016
Less accumulated amortization           621          534
Patents and trademarks - net          3,092        1,482

Other amortizable intangibles -
  gross                               3,190        2,998
Less accumulated amortization           884          770
Other intangibles - net               2,306        2,228

Total intangible assets - gross      14,029       11,355
Less accumulated amortization         2,319        2,109
Total intangibles - net            $ 11,710     $  9,246

Goodwill as of June 29, 2003 as allocated by segment of business is as follows:
(Dollars in Millions)
                                             Med. Dev.
                           Consumer  Pharm   & Diag.    Total
Goodwill, net of
 accumulated amortization
 at December 29, 2002      $  821     244      3,588     4,653

Acquisitions                    -     528        118       646

Translation & Other            36      18          6        60

Goodwill at June 29, 2003  $  857     790      3,712     5,359

The weighted average amortization periods for patents and trademarks and other intangible assets were 16 years and 18 years, respectively. The amortization expense of amortizable intangible assets for the first fiscal six months of 2003 was $162 million before tax and the estimated amortization expense for the five succeeding years approximates $551 million before tax, per year, respectively.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                     Fiscal Second Quarter
                                                Amount    Percent
                              2003    2002      Change     Change

Consumer
 Domestic                $    931      907         24        2.6%
 International                888      742        146       19.7
                            1,819    1,649        170       10.3

Pharmaceutical
 Domestic                 $ 3,278    2,934        344       11.7
 International              1,606    1,324        282       21.3
                            4,884    4,258        626       14.7

Med Dev & Diag
 Domestic                 $ 1,903    1,758        145        8.3
 International              1,726    1,408        318       22.6
                            3,629    3,166        463       14.6

Total
Domestic                  $ 6,112    5,599        513        9.2
International               4,220    3,474        746       21.5
Worldwide                 $10,332    9,073      1,259       13.9%


% OF TOTAL COMPANY
Consumer                     17.6%    18.2%
Pharmaceutical               47.3     46.9
Med. Dev. & Diag.            35.1     34.9
Total                       100.0%   100.0%

(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                       Fiscal Six Months
                                                Amount    Percent
                              2003    2002      Change     Change

Consumer
 Domestic                $  1,931    1,807        124        6.8%
 International              1,679    1,446        233       16.2
                            3,610    3,253        357       11.0

Pharmaceutical
 Domestic                 $ 6,541    5,892        649       11.0
 International              3,009    2,547        462       18.1
                            9,550    8,439      1,111       13.2

Med Dev & Diag
 Domestic                 $ 3,652    3,421        231        6.8
 International              3,342    2,703        639       23.6
                            6,994    6,124        870       14.2

Total
Domestic                  $12,124   11,120      1,004        9.0
International               8,030    6,696      1,334       19.9
Worldwide                $20,154   17,816      2,338       13.1%


% OF TOTAL COMPANY
Consumer                     17.9%    18.2%
Pharmaceutical               47.4     47.4
Med. Dev. & Diag.            34.7     34.4
Total                       100.0%   100.0%

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal Second Quarter
                                                Percent
                             2003    2002       Change

Consumer                  $   372      339        9.7%
Pharmaceutical(1)           1,091    1,577      (30.8)
Med. Dev. & Diag.(2)          671      564       19.0
  Segments total            2,134    2,480      (14.0)
Expenses not allocated
  to segments                 (78)     (52)         -

  Worldwide total         $ 2,056    2,428      (15.3)%






                                  Fiscal Six Months
                                                Percent
                             2003    2002       Change

Consumer                  $   784      654       19.9%
Pharmaceutical(3)           2,951    3,241       (8.9)
Med. Dev. & Diag.(4)        1,401    1,226       14.2
  Segments total            5,136    5,121         .3
Expenses not allocated
  to segments                (150)     (72)         -

  Worldwide total         $ 4,986    5,049       (1.3)%





  (1) Includes $730 million and $150 million of In-process Research and Development (IPR&D) charges related to acquisitions for the fiscal second quarter of 2003 and 2002, respectively.
  (2) Includes $170 million and $39 million of IPR&D charges related to acquisitions for the fiscal second quarter of 2003 and 2002, respectively.
  (3) Includes $737 million and $150 million of IPR&D charges related to acquisitions for the first fiscal six months of 2003 and 2002, respectively.
  (4) Includes $181 million and $39 million of IPR&D charges related to acquisitions for the first fiscal six months of 2003 and 2002, respectively.



                               -12-
  SALES BY GEOGRAPHIC AREA

                             Fiscal Second Quarter
                                                Percent
                              2003    2002      Change


U.S.                     $  6,112    5,599        9.2%

Europe                      2,451    1,923       27.4
Western Hemisphere
  Excluding U.S.              555      521        6.5
Asia-Pacific, Africa        1,214    1,030       17.9
International Total         4,220    3,474       21.5

  Worldwide Total        $ 10,332    9,073       13.9%






                                 Fiscal Six Months
                                                Percent
                              2003    2002      Change


U.S.                     $ 12,124   11,120        9.0%

Europe                      4,669    3,687       26.6
Western Hemisphere
  Excluding U.S.            1,027    1,002        2.5
Asia-Pacific, Africa        2,334    2,007       16.3
International Total         8,030    6,696       19.9

  Worldwide Total        $ 20,154   17,816       13.1%




                               -13-
NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 29, 2003 and June 30, 2002.

(Shares in Millions)
                                       Fiscal Second Quarter Ended
                                           June 29,   June 30,
                                             2003       2002

Basic net earnings per share            $      .41        .55
Average shares outstanding - basic         2,967.7    3,003.4
Potential shares exercisable under
  stock option plans                         177.9      199.6
Less: shares which could be repurchased
  under treasury stock method               (144.6)    (148.1)
Convertible debt shares                       14.9       14.4
Adjusted average shares
  outstanding - diluted                    3,015.9    3,069.3
Diluted earnings per share               $     .40        .54


     Diluted earnings per share calculation included the dilution effect of convertible debt that was offset by the related decrease in interest expense of $3 million after tax each for the fiscal second quarter ended June 29, 2003 and June 30, 2002, respectively.
  Diluted earnings per share excluded 46.4 million and 0.3 million shares related to options for the fiscal second quarter ended June 29, 2003 and June 30, 2002, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended June 29, 2003 and June 30, 2002.

(Shares in Millions)
                                        Fiscal Six Months Ended
                                           June 29,   June 30,
                                             2003       2002

Basic net earnings per share            $     1.11       1.15
Average shares outstanding - basic         2,967.9    3,022.2
Potential shares exercisable under
  stock option plans                         177.9      199.5
Less: shares which could be repurchased
  under treasury stock method               (145.5)    (149.2)
Convertible debt shares                       14.9       14.4
Adjusted average shares
  outstanding - diluted                    3,015.2    3,086.9
Diluted earnings per share               $    1.09       1.13


   Diluted earnings per share calculation included the dilution effect of convertible debt that was offset by the related decrease in interest expense of $7 million after tax each for the first fiscal six months ended June 29, 2003 and June 30, 2002, respectively.
  Diluted earnings per share excluded 46.3 million and 0.3 million shares related to options for the first fiscal six months ended June 29, 2003 and June 30, 2002, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.





                               -14-


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal six months ended June 29, 2003 was $3,433 million, compared with $3,366 million for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.
                                                             Total
                                Unrld            Gains/
Accum.
                        For.    Gains/     Pens. (Losses)    Other
                        Cur.    (Losses)   Liab. on Deriv.    Comp
                       Trans.   on Sec.    Adj.  & Hedg.
Inc/(Loss)

December 29, 2002    $  (707)      (2)     (33)   (100)      (842)
2003 Six Months
  Gains/(Losses)
  Net change associated
   to current period hedging
   transactions            -        -        -    (224)
  Net amount reclassed to
   net earnings            -        -        -     166*
  Net Six Months
   Gains/(Losses)        193       17        -     (58)       152

June 29, 2003        $  (514)      15      (33)   (158)      (690)

Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily   offset  by  changes  in  value  of   the   underlying
transactions.





                               -15-
NOTE 9 - MERGERS & ACQUISITIONS
 On January 29, 2003, Johnson & Johnson acquired certain assets of Orquest, Inc., a privately held biotechnology company focused on developing biologically based implants for orthopedic and spine surgery. Orquest's principal product, HEALOST Bone Graft Substitute, is designed to reduce the time and pain associated with standard bone graft harvesting and represents a therapeutic advance for patients requiring bone graft material for spine fusion or other surgery.
   On February 10, 2003, Johnson & Johnson acquired OraPharma, Inc., a specialty pharmaceutical company focused on the development and commercialization of unique therapeutics. OraPharma's initial product, ARESTINT, is the first locally administered, time-released antibiotic encapsulated in microspheres that effectively controls the germs that can cause periodontal disease. The transaction was valued at approximately $85 million, net of cash. The Company incurred a charge for In-process Research and Development (IPR&D) of approximately $11 million before tax and $8 million after tax.
   On March 28, 2003, Johnson & Johnson acquired 3-Dimensional Pharmaceuticals, Inc., a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular diseases, oncology and inflammation. The transaction was valued at approximately $88 million, net of cash. The Company incurred an IPR&D charge of approximately $7 million before and after tax.
    On April 17, 2003, Johnson & Johnson acquired the CORTAIDr brand business, the #3 brand in the anti-itch treatment segment of the first aid category. The transaction was valued at approximately $37 million.
   On May 9, 2003, Johnson & Johnson acquired Inscope, an intraluminal multiple clip applier technology. This transaction was valued at $26 million.
   On April 29, 2003, Johnson & Johnson acquired Scios Inc., a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. Scios was acquired to strengthen the Company's business in key therapeutic areas and technology platforms. Scios' product NATRECORr is a novel agent approved for congestive heart failure and has several significant advantages over existing therapies. The transaction was valued at approximately $2.1 billion, net of cash, and the Company incurred a charge for IPR&D of $730 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $440 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.
  On June 3, 2003, Johnson & Johnson acquired Link Spine Group, Inc., a privately owned corporation that will provide the Company with exclusive worldwide rights to the SB ChariteT Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company paid a $325 million upfront payment with further contingent payments due upon achievement of regulatory and other milestones and the Company incurred a charge for IPR&D of $170 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $84 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.
   The supplemental pro forma information for the current interim period and the preceeding year per SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" are not provided as the impact of these aforementioned acquisitions did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At June 29, 2003, the Company had 26 stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
   As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(Dollars in Millions
Except Per Share Data)           Fiscal Second Quarter
                                    2003        2002
Net income,
 as reported                        1,210      1,654
Less:
 Compensation
 expense(1)                            90         84
Pro forma                           1,120      1,570


Earnings per share:
 Basic - as reported                 $.41       $.55
      - pro forma                     .38        .52
 Diluted - as reported               $.40       $.54
     - pro forma                      .37        .51

  (1) Determined under fair value based method for all awards, net of tax.




(Dollars in Millions
Except Per Share Data)             Fiscal Six Months
                                    2003        2002
Net income,
 as reported                        3,281     3,488
Less:
 Compensation
 expense(1)                           174       157
Pro forma                           3,107     3,331


Earnings per share:
 Basic - as reported                $1.11     $1.15
      - pro forma                    1.05      1.10
 Diluted - as reported              $1.09     $1.13
     - pro forma                     1.04      1.08

  (1) Determined under fair value based method for all awards, net of tax.

NOTE 11 - SCIOS DEBT GUARANTEE
In August 2002, Scios Inc. issued $150 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement
to   qualified  institutional  buyers.  This debt became publicly
traded on January 10, 2002.  Upon  completion  of   the
acquisition of Scios Inc. on April 29, 2003, Johnson & Johnson fully and unconditionally guaranteed these convertible
subordinated notes.   In  accordance  with SEC rules,  the
following presents condensed consolidating financial information for Johnson & Johnson, Scios Inc. (from the date of acquisition) and all other Johnson & Johnson subsidiaries.


                          Consolidating Statement of Income
                             Quarter Ended June 29, 2003
                                (Dollars in Millions)

                       Scios  Johnson  All Other    Consolidating
                       Inc.  & Johnson  Subsidiaries Adjustments   Worldwide

Sales to customers     $   32        -       10,300           -     $10,332
Cost of products sold      21        -        2,945           -       2,966
Gross Profit               11        -        7,355           -       7,366
Selling, marketing and
 administration expenses   18       199       3,179           -       3,396
Research and development   15         2       1,065           -       1,082
Purchased in-process
 research and development 730        -          170           -         900
Interest (income)
 expense, net               1         9          (3)          -           7
Equity in net
 income of subsidiaries     -    (1,163)          -         1,163         -
Other (income)
 expense, net              (2)      (18)        (55)          -         (75)
Corp. allocation            -      (260)        260           -           -
Earnings before provision
 for taxes on income     (751)    1,231       2,739        (1,163)    2,056
Provision for taxes
 on income                  1       (21)       (826)          -        (846)
Net earnings (loss)     $(750)    1,210       1,913        (1,163)  $ 1,210




                          Consolidating Statement of Income
                             Quarter Ended June 30, 2002
                                (Dollars in Millions)

                       Scios Johnson    All Other    Consolidating
                       Inc.  & Johnson  Subsidiaries  Adjustments   Worldwide

Sales to customers     $    -        -        9,073           -      $ 9,073
Cost of products sold       -        -        2,582           -        2,582
Gross Profit                -        -        6,491           -        6,491
Selling, marketing and
 administration expenses    -       177       2,840           -        3,017
Research and development    -         2         930           -          932
Purchased in-process
 research and development   -        -          189           -          189
Interest (income)
 expense, net               -        (6)        (24)          -          (30)
Equity in net
 income of subsidiaries     -    (1,688)          -         1,688          -
Other (income)
 expense, net               -         5         (50)          -          (45)
Corp. allocation            -      (178)        178           -            -
Earnings before provision
 for taxes on income        -     1,688       2,428        (1,688)     2,428
Provision for taxes
 on income                  -       (34)       (740)          -         (774)
Net earnings (loss)     $   -     1,654       1,688        (1,688)   $ 1,654

                          Consolidating Statement of Income
                            Six Months Ended June 29, 2003
                                 (Dollars in Millions)

                       Scios Johnson    All Other    Consolidating
                       Inc.  & Johnson  Subsidiaries  Adjustments   Worldwide

Sales to customers     $   32        -       20,122           -      $20,154
Cost of products sold      21        -        5,667           -        5,688
Gross Profit               11        -       14,455           -       14,466
Selling, marketing and
 administration expenses   18       392       6,239           -        6,649
Research and development   15         4       1,999           -        2,018
Purchased in-process
 research and development 730        -          188           -          918
Interest (income)
 expense, net               1        11          (5)          -            7
Equity in net
 income of subsidiaries     -    (3,278)          -         3,278          -
Other (income)
 expense, net              (2)      (22)        (88)          -         (112)
Corp. allocation            -      (441)        441           -            -
Earnings before provision
 for taxes on income     (751)    3,334       5,681        (3,278)     4,986
Provision for taxes
 on income                  1       (53)     (1,653)          -       (1,705)
Net earnings (loss)     $(750)    3,281       4,028        (3,278)   $ 3,281










                         Consolidating Statement of Income
                           Six Months Ended June 30, 2002
                               (Dollars in Millions)

                        Scios Johnson    All Other   Consolidating
                        Inc.  & Johnson  Subsidiaries Adjustments   Worldwide

Sales to customers     $    -        -       17,816           -      $17,816
Cost of products sold       -        -        5,039           -        5,039
Gross Profit                -        -       12,777           -       12,777
Selling, marketing and
 administration expenses    -       356       5,504           -        5,860
Research and development    -         3       1,760           -        1,763
Purchased in-process
 research and development   -        -          189           -          189
Interest (income)
 expense, net               -       (12)        (60)          -          (72)
Equity in net
 income of subsidiaries     -    (3,557)          -         3,557          -
Other (income)
 expense, net               -         1         (13)          -          (12)
Corp. allocation            -      (353)        353           -            -
Earnings before provision
 for taxes on income        -     3,562       5,044        (3,557)     5,049
Provision for taxes
 on income                  -       (74)     (1,487)          -       (1,561)
Net earnings (loss)     $   -     3,488       3,557        (3,557)   $ 3,488

                          Consolidating Balance Sheet
                                June 29, 2003
                            (Dollars in Millions)

                        Scios Johnson    All Other   Consolidating
Assets                  Inc.  & Johnson  Subsidiaries Adjustments  Worldwide

Current Assets
Cash and cash equiv.     $   9        80        2,879            -  $  2,968
Marketable securities        -         -        4,894            -     4,894
Accounts receivable, trade,
 less allowances for
 doubtful accounts          22         -        6,404            -     6,426
Inventories                 13         -        3,667            -     3,680
Other current assets        20         -        3,387            -     3,407
Total Current Assets        64        80       21,231            -    21,375


Property, plant and
 equipment, net             20       395        8,649            -     9,064
Intangible assets, net   1,958        16        9,736            -    11,710
Invest. in subsidiaries      -    32,522            -      (32,522)        -
Intercompany loans
 receivable                101         -        3,674       (3,775)        -
Other assets               232       564        2,708            -     3,504
Total Assets           $ 2,375    33,577       45,998      (36,297) $ 45,653


Liabilities and Shareholders' Equity

Current Liabilities
Loans and notes payable     21     2,865          368            -     3,254
Accounts payable            10       260        3,319            -     3,589
Accrued liabilities         51       354        4,089            -     4,494
Accrued salaries, wages,
 and commissions            11        15          812            -       838
Taxes on income              -       315          346            -       661
Total Current Liabilities   93     3,809        8,934            -    12,836

Intercompany payables        -     2,032        1,743       (3,775)        -
Other liabilities          731     3,299        4,350            -     8,380
Total Liabilities          824     9,140       15,027       (3,775)   21,216

Shareholders' Equity
Common stock                 -     3,120            -            -     3,120
Other shareholders'
Equity                   1,551    21,317       30,971      (32,522)   21,317
Total Shareholders'
Equity                   1,551    24,437       30,971      (32,522)   24,437

Total Liabilities and
Shareholders' Equity   $ 2,375    33,577       45,998      (36,297) $ 45,653

                         Consolidating Balance Sheet
                              December 29, 2002
                            (Dollars in Millions)

                        Scios Johnson    All Other   Consolidating
Assets                  Inc.  & Johnson  Subsidiaries Adjustments  Worldwide

Current Assets
Cash and cash equiv.     $   -        98        2,796            -  $  2,894
Marketable securities        -         -        4,581            -     4,581
Accounts receivable, trade,
 less allowances for
 doubtful accounts           -         -        5,399            -     5,399
Inventories                  -         -        3,303            -     3,303
Other current assets         -       112        2,977            -     3,089
Total Current Assets         -       210       19,056            -    19,266


Property, plant and
 equipment, net              -       359        8,351            -     8,710
Intangible assets, net       -        16        9,230            -     9,246
Invest. in subsidiaries      -    27,798            -      (27,798)        -
Intercompany loans
 receivable                  -         -        2,947       (2,947)        -
Other assets                 -       525        2,809            -     3,334
Total Assets           $     -    28,908       42,393      (30,745) $ 40,556


Liabilities and Shareholders' Equity

Current Liabilities
Loans and notes payable      -     1,652          465            -     2,117
Accounts payable             -       347        3,274            -     3,621
Accrued liabilities          -       233        3,587            -     3,820
Accrued salaries, wages,
 commissions	             -        14        1,167            -     1,181
Taxes on income              -       157          553            -       710
Total Current Liabilities    -     2,403        9,046            -    11,449

Intercompany payables        -     1,707        1,240       (2,947)        -
Other liabilities            -     2,101        4,309            -     6,410
Total Liabilities            -     6,211       14,595       (2,947)   17,859

Shareholders' Equity
Common stock                 -     3,120            -            -     3,120
Other shareholders'
Equity                       -    19,577       27,798      (27,798)   19,577
Total Shareholders'
Equity                       -    22,697       27,798      (27,798)   22,697

Total Liabilities and
Shareholders' Equity   $     -    28,908       42,393      (30,745) $ 40,556

                          Consolidating Statement of Cash Flows
                             Six Months Ended June 29, 2003
                                (Dollars in Millions)

                       Scios Johnson    All Other   Consolidating
                       Inc.  & Johnson  Subsidiaries Adjustments  Worldwide


NET CASH FLOWS FROM
OPERATIONS:            $   59        (34)      3,668          -    $ 3,693


CASH FLOWS FROM
INVESTING ACTIVITIES:
Additions to property,
plant and equipment        (8)       (67)       (839)         -       (914)
Proceeds from the
disposal of assets          -          -         333          -        333
Acquisition of businesses,
net of cash acquired        -     (2,781)          -          -     (2,781)
Purchases of investments (130)         -      (2,738)         -     (2,868)
Sales of investments      131          -       2,449          -      2,580
Net proceeds from
intercompany accounts       -      1,410           -     (1,410)         -
Increase in investment
in subsidiaries             -       (643)          -        643          -
Other                       -        (10)        (86)         -        (96)
NET CASH USED BY
INVESTING ACTIVITIES       (7)    (2,091)       (881)      (767)    (3,746)


CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends to shareholders   -     (1,321)          -          -     (1,321)
Repurchase of common stock  -       (842)          -          -       (842)
Proceeds from short-
term debt                   -      1,214         227          -      1,441
Retirement of short-
term debt                   -        (82)       (354)         -       (436)
Proceeds from long-
term debt                   -      1,000           9          -      1,009
Retirement of long-
term debt                 (43)         -           -          -        (43)
Proceeds from the
exercise of stock options   -        195           -          -        195
Capital infusion
from subsidiary             -      1,943           -     (1,943)         -
Net capital distributions
from parent                 -          -      (1,300)     1,300          -
Net repayments of
intercompany accounts       -          -      (1,410)     1,410          -

NET CASH PROVIDED/(USED)
BY FINANCING ACTIVITIES   (43)     2,107      (2,828)       767          3

EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND
CASH EQUIVALENTS            -          -         124          -        124
INCREASE(DECREASE) IN
CASH AND CASH EQUIVALENTS   9        (18)         83          -         74
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD         -         98       2,796          -      2,894

CASH AND CASH EQUIVALENTS,
 END OF PERIOD          $   9         80       2,879          -    $ 2,968

                          Consolidating Statement of Cash Flows
                             Six Months Ended June 30, 2002
                                  (Dollars in Millions)

                       Scios Johnson    All Other   Consolidating
                       Inc.  & Johnson  Subsidiaries Adjustments  Worldwide


NET CASH FLOWS FROM
OPERATIONS:            $    -       161        3,332          -    $ 3,493


CASH FLOWS FROM
INVESTING ACTIVITIES:
Additions to property,
plant and equipment         -       (61)        (741)         -       (802)
Proceeds from the
disposal of assets          -         -          128          -        128
Acquisition of businesses,
net of cash acquired        -      (466)           -          -       (466)
Purchases of investments    -          -      (3,126)         -     (3,126)
Sales of investments        -          -       3,942          -      3,942
Net proceeds from
intercompany accounts       -      1,876           -     (1,876)         -
Decrease in investment
In subsidiaries             -         12           -        (12)         -
Other                       -        163        (376)         -       (213)
NET CASH USED BY
INVESTING ACTIVITIES        -      1,524        (173)    (1,888)      (537)


CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends to shareholders   -     (1,163)          -          -     (1,163)
Repurchase of common stock  -     (5,255)          -          -     (5,255)
Proceeds from short-
term debt                   -      1,912         277          -      2,189
Retirement of short-
term debt                   -          -        (219)         -       (219)
Proceeds from long-
term debt                   -          -          20          -         20
Retirement of long-
term debt                   -          -         (16)         -        (16)
Proceeds from the
exercise of stock options   -        227           -          -        227
Capital infusion from
Subsidiary                  -      1,488           -     (1,488)         -
Net capital distributions
to parent                   -          -      (1,500)     1,500          -
Net repayments of
intercompany accounts       -          -      (1,876)     1,876          -

NET CASH PROVIDED/(USED)
BY FINANCING ACTIVITIES     -     (2,791)     (3,314)     1,888     (4,217)

EFFECT OF EXCHANGE RATE
CHANGES ON CASH AND
CASH EQUIVALENTS            -          -         109          -        109
INCREASE(DECREASE) IN
CASH AND CASH EQUIVALENTS   -     (1,106)        (46)         -     (1,152)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD         -      1,183       2,575          -      3,758

CASH AND CASH EQUIVALENTS,
 END OF PERIOD          $   -         77       2,529          -    $ 2,606

NOTE 12 - LEGAL PROCEEDINGS

The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Sales
 Consolidated sales for the first fiscal six months of 2003 were $20.2 billion, exceeding sales for the first fiscal six months of 2002 of $17.8 billion by 13.1%, with 8.5% of the growth from operations, and the remaining 4.6% due to a positive currency impact.
    Domestic sales for the first fiscal six months of 2003 were $12.1 billion, an increase of 9.0% over 2002 domestic sales of
$11.1  billion  for  the  same  period  a  year  ago.   Sales   of
international subsidiaries grew to $8.0 billion, an increase of 19.9% over the same period a year ago, with operational sales growth accounting for 7.6% of the reported growth and 12.3% due to the positive impact of currency.
 For the fiscal second quarter of 2003, worldwide sales were $10.3 billion, an increase of 13.9% over 2002 fiscal second quarter sales of $9.1 billion with 8.9% of the growth from operations, and 5.0% of the reported growth due to the positive impact of
currency.   Sales by domestic companies were $6.1 billion  in  the
fiscal second quarter of 2003, which represented an increase of 9.2%. International sales were $4.2 billion, which represented a total increase of 21.5% over the same period a year ago, with 8.4% of the growth from operations and the remaining 13.1% due to a positive currency impact.
 For geographic areas throughout the world, sales increased 27.4% in Europe, 17.9% in Asia-Pacific/Africa, and 6.5% in the Western Hemisphere (excluding the U.S.) for the fiscal second quarter 2003.
 Consumer segment sales in the quarter were $1.8 billion, an increase of 10.3% over the same period a year ago with 6.4% of the increase resulting from operational growth and a positive currency impact of 3.9%. Domestic sales increased by 2.6% over the same period a year ago, with international sales gains of 19.7% consisting of an operational sales growth of 11.1% and a positive currency impact of 8.6%.
 Consumer sales achieved strong growth in skin care products led by the AVEENOr brand. SPLENDAr, the no-calorie sweetener, had positive growth in both the ingredient business and the tabletop
category.   The  Wound Care franchise continues to be  a  positive
contributor to the overall results in the Consumer segment. LIQUID BANDAGET continues to show strong growth in the U.S., while the COMPEEDr foot care line is a key growth driver outside the
U.S.   During the second quarter of 2003, the Consumer Wound  Care franchise  acquired  the CORTAIDr anti-itch  brand  business  from
Pharmacia.   The  transaction  was  valued  at  approximately  $37
million.
   Pharmaceutical segment sales in the quarter were $4.9 billion, an increase of 14.7% over the same period a year ago with 10.1% of this change due to operational growth and the remaining 4.6% increase related to the positive impact of currency. The domestic
Pharmaceutical    sales   increase   was   11.7%.    International
Pharmaceutical sales increased 21.3% which included 6.6% growth operationally, and 14.7% related to the positive impact of
currency.   Sales  growth  reflects  the  strong  performance   of
RISPERDALr,  an  antipsychotic  medication;  TOPAMAXr,  an   anti-
epileptic medication; DURAGESICr, a transdermal patch for chronic pain; ACIPHEX/PARIETr, a proton pump inhibitor that is co-marketed with Eisai; REMICADEr, a treatment for rheumatoid arthritis and Crohn's disease; LEVAQUINr, an anti-infective treatment, and ORTHO-EVRAr, a contraceptive patch.

 PROCRITr (epoetin alfa) sales have declined due to the entry of a new competitor. The Company's positioning on PROCRIT continues to focus on its clinical benefits. EPREXr (epoetin alfa) experienced a sharp decline versus the prior year due to rare reports of Pure Red Cell Aplasia (PRCA) in chronic renal failure (CRF) patients when administered subcutaneously. The Company implemented steps to ensure that health care providers use the safest method of administering EPREX. Actions taken include a label change recommending intravenous versus subcutaneous dosing for CRF patients and the education of health care providers and patients in the proper handling of EPREX to preserve product integrity.. The data suggests that the incidence rate of PRCA has stabilized.
 During the second quarter of 2003, Johnson & Johnson acquired Scios Inc., a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. Scios was acquired to strengthen the Company's business in key therapeutic areas and technology platforms. Scios' product NATRECORr is a novel agent approved for congestive heart failure and has several significant advantages over existing therapies. The transaction was valued at approximately $2.1 billion, net of cash, and the Company incurred a charge for IPR&D of $730 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $440 million and was allocated to goodwill.
 The Company also received U.S. Food and Drug Administration (FDA) approval for the use of LEVAQUIN in the treatment of chronic bacterial prostatitis.
    Medical Devices & Diagnostics (MD&D) segment worldwide sales for the fiscal second quarter of 2003 were $3.6 billion, representing an increase of 14.6% over the same period a year ago with operational sales growth of 8.5% and a positive currency impact of 6.1%. Domestic sales were up 8.3% and the international sales increase of 22.6% over the same period a year ago included a solid 8.8% operational growth, and a positive currency impact of 13.8%.
   Strong sales growth was achieved in several franchises within the MD&D segment. The DePuy franchise had success with the joint reconstruction product line, strong double-digit growth in the spine category, and Mitek line of sports medicine products. Ethicon Endo-Surgery, Inc. also reported solid growth with key drivers from the endoscopy and mechanical business, particularly the endocutter product line, used in performing bariatric procedures.
 During the fiscal second quarter of 2003, Cordis Corporation received approval from the FDA to market the CYPHERT Sirolimus-
eluting Coronary Stent, making it the first U.S. approved combination drug and device intended to help reduce restenosis or reblockage of a treated coronary artery. Cordis shipped the product immediately after approval with the objective of providing access to patients and customers as quickly as possible. The demand for the CYPHER product has exceeded supply, and the Company is currently working to improve manufacturing yield to ensure that all orders are filled promptly.
 Also during the fiscal second quarter of 2003, Johnson & Johnson acquired Link Spine Group, Inc., a privately owned corporation that will provide the Company with exclusive worldwide rights to the SB ChariteT Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company paid a $325 million upfront payment with further contingent payments due upon achievement of regulatory and other milestones and the Company incurred a charge for IPR&D of approximately $170 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $84 million and was allocated to goodwill.
 On May 9, 2003, Johnson & Johnson acquired Inscope, an intraluminal multiple clip applier technology. This transaction was valued at $26 million.
 In May of 2003, Ethicon-Endo Surgery completed the divestiture of the Vascular Access product line to Medex Inc., to better align its product portfolio with its principal area of focus.

                               -25-
Gross Profit
Gross profit margin for the fiscal second quarter of 2003 declined 0.3% to 71.3% versus the fiscal second quarter of 2002 while the gross profit margin for the first fiscal six months of 2003 improved to 71.8%, an increase of 0.1% from the first fiscal six months of 2002. Gross profit margin reflects the impact of continued cost improvements and efficiencies as well as the impact of the mix of products within the Pharmaceutical segment.

Selling, Marketing and Administrative Expenses
Selling, marketing and administrative (SM&A) expenses for the fiscal second quarter of 2003 increased 12.6% over the second fiscal quarter of 2002 and increased 13.5% for the first fiscal six months of 2003 over the same period a year ago. These increases are primarily due to increases in advertising, marketing and selling expenses. The SM&A expenses as a percent to sales remained relatively unchanged for the fiscal second quarter and first fiscal six months of 2003 as compared to the equivalent periods a year ago.

In-Process Research & Development
In the fiscal second quarter of 2003, the Company recorded In-process Research & Development (IPR&D) charges of $900 million before and after tax related to acquisitions. These acquisitions included Scios Inc., and the Link Spine Group, Inc. Scios Inc., is a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. The acquisition of Scios Inc. accounted for $730 million before and after tax of the IPR&D charges incurred in the
fiscal second quarter of 2003.   Link Spine Group, Inc., was
acquired to provide the Company with exclusive worldwide rights to the SB Charite Artificial Disc for the treatment of spine disorders. The acquisition of Link Spine Group, Inc. accounted for $170 million before and after tax of the IPR&D charges incurred in the fiscal second quarter of 2003.
 In the fiscal first quarter of 2003, the Company recorded IPR&D charges of $18 million before tax and $15 million after tax related to acquisitions. These acquisitions included Orquest, Inc., and 3-Dimensional Pharmaceuticals, Inc. Orquest, Inc., is a biotechnology company focused on developing biologically-based implants for orthopedic spine surgery. The acquisition of Orquest, Inc. accounted for $11 million before tax and $8 million after tax of the IPR&D charges incurred in the fiscal first quarter of 2003. 3-Dimensional Pharmaceuticals, Inc., is a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular disorders, oncology and inflammation. The acquisition of 3-Dimensional Pharmaceuticals, Inc. accounted for $7 million before and after tax of the IPR&D charges incurred in the fiscal first quarter of 2003.

Interest (Income) Expense
Interest income decreased in both the fiscal second quarter and fiscal six months of 2003 as compared to the same periods a year ago. The decrease is due primarily to the continuing decline in U.S. interest rates. Interest expense remained relatively constant for both the fiscal second quarter and first fiscal six months of 2003 as compared to the same periods a year ago despite the increase in debt associated with the acquisition of Scios Inc., due to lower interest rates.

Other (Income) Expense, Net
Other (income) expense included gains and losses related to the sale and write-down of certain equity securities of Johnson & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation
settlement expense, as well as, royalty income.   The favorable
change of $30 million for the fiscal second quarter of 2003 as compared to the fiscal second quarter of 2002 was due primarily to the sale of the Vascular Access product line. Additionally, the favorable change of $100 million for the first fiscal six months of 2003 as compared to the same period a year ago was due primarily to a lower level of non-recurring expenses in 2003.

Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income decreased in both the fiscal second quarter and fiscal six months of 2003 by 15.3% and 1.2%, respectively. The $372 million decrease in earnings before provision for taxes for the fiscal second quarter of 2003 as compared to the same period a year ago was due to a $711 million increase in IPR&D charges. The $63 million decrease in earnings before provision for taxes for the first fiscal six months of 2003 as compared to the same period a year ago was due to a $729 million increase in IPR&D charges. Refer to Note 9 of the Notes to Consolidated Financial Statements for further detail on these acquisitions.

Operating Profit by Segment
The Consumer segment operating profit increased in both the fiscal second quarter and first fiscal six months of 2003 by 9.7% and
19.9%, respectively.   These improvements were due primarily to
volume growth, leveraging of selling, promotion and administrative expenses offset by increases in advertising.
   The Pharmaceutical segment operating profit decreased in both the fiscal second quarter and first fiscal six months of 2003 by 30.8% and 8.9%, respectively. The Pharmaceutical segment operating profit was negatively impacted in both periods by the IPR&D charges incurred in connection with the acquisition of Scios Inc. and an increase in spending related to a sales force expansion.
   The Medical Devices and Diagnostics segment operating profit increased in both the fiscal second quarter and first fiscal six
months of 2003 by 19.0% and 14.2%, respectively.   These
improvements were due primarily to volume growth offset by IPR&D charges incurred in connection with the acquisition of Link Spine Group, Inc.
   The increase in expenses not allocated to segments for both the fiscal second quarter and first fiscal six months of 2003 was due primarily to financing expenses as discussed previously in the Interest (Income) Expense section.

Provision For Taxes on Income
The effective income tax rates for the first fiscal six months of 2003 and 2002 were 34.2% and 30.9%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate was primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014. The increase in the tax rate from prior year is due to the acquisition related In-process Research and Development charges, which are non-deductible for tax purposes.

Net Income and Earnings Per Share
Worldwide  net  earnings and earnings per  share  for  the  fiscal second quarter of 2003 were $1.2 billion and $0.40 per share, respectively, representing a decline of 26.8% and 25.9%, respectively versus the same period a year ago. For the first fiscal six months of 2003, worldwide net earnings and earnings per share were $3.3 billion and $1.09 per share, respectively, representing a decline of 5.9% and 3.5%, respectively versus the same period a year ago. Net earnings and earnings per share decrease in both the fiscal second quarter and first fiscal six months is due to an increase in IPR&D charges incurred in conjunction with acquisitions.

Cash Flows and Liquidity
Cash generated from operations and selected borrowings provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. Cash and current marketable securities were $7.9 billion at the end of the first fiscal six months of 2003 as compared with $7.5 billion at year-end 2002.

Capital Expenditures
Additions to property, plant and equipment were $914 million for the first fiscal six months of 2003, compared with $802 million for the same period in 2002.

Dividends
On April 24, 2003, the Board of Directors declared a regular cash dividend of $0.24 per share, payable on June 10, 2003 to shareholders of record as of May 20, 2003. This represented an increase of 17.1% and was the 41st consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular cash dividends.


Financial Position & Capital Resources
Total Assets & Returns
Total assets increased $5.1 billion or 12.6% in the first fiscal six months of 2003 versus year-end 2002. Net intangible assets in the first six months of 2003 increased 26.6% over year-end 2002 and represented 25.7% of total assets versus 22.8% of total assets at year-end 2002. The increase was primarily due to intangible assets associated with acquisitions. Net property, plant and equipment increased to $9.1 billion or 4.1% and represented 19.9% of total assets versus 21.5% of total assets at year-end 2002. Shareholders' equity per share at the end of the first fiscal six months of 2003 was $8.23 compared with $7.65 at year-end 2002, an increase of 7.6%.

Financing & Market Risk
Total borrowings at the end of the first fiscal six months of 2003 were $6.4 billion, an increase of $2.3 billion from year-end 2002. The increase was due primarily to the acquisition of Scios Inc. as the Company issued approximately $1.1 billion of short-term commercial paper, and $1.1 billion of long-term debt during the fiscal second quarter of 2003. For the first fiscal six months of 2003, net cash (cash and current marketable securities net of debt) was $1.4 billion. At year-end 2002, net cash (cash and current marketable securities net of debt) was $3.3 billion. Total debt represented 20.8% of total capital (shareholders' equity and total debt) for the first fiscal six months of 2003 and 15.4% of total capital at year-end 2002. As of June 29, 2003, there were no material cash commitments.

New Accounting Standards
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this standard in 2003 that was effective for fiscal years beginning after June 15, 2002 and it has not had a material impact on the Company's results of operations, cash flows or financial position. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and it has not had a material effect on the Company's results of operations, cash flows or financial position.
  On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarified the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been adopted by the Company. There is no disclosure required for the fiscal second quarter and fiscal six months of 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company's adoption of FIN 45 in 2003 has not had a material effect on the Company's results of operations, cash flows or financial position.
 In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had a material effect on the Company's results of operations, cash flows or financial position.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
   Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
    The Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. In furtherance of that discussion, the Company notes that pending Federal Legislation, including Medicare drug coverage legislation, a drug importation bill and amendments to the Hatch-Waxman Act, could cause actual results to differ from expectations. That Exhibit from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.


ITEM  3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 29, 2002.


ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. At the end of the fiscal second quarter of 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William C.
Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.
   Based on this evaluation, Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.
Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
   One group of cases against the Company concerns the Janssen Pharmaceutica, Inc. product PROPULSIDr, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID, in state and federal courts across the country. There are approximately 509 such cases currently pending, including the claims of approximately 6,100 plaintiffs. In the active cases, 456 individuals are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of overpromotion. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.
   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSID plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and have appealed. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffs was injured by PROPULSID and that no basis for liability existed.
   In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. An effort to appeal that ruling has been denied. In June 2002 the federal judge presiding over the PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling and other complaints filed against Janssen and the Company include class action allegations, which could be the basis for future attempts to have classes certified.
   With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance reserves and commercially available excess insurance with respect to these cases. In communications to the Company, the excess insurance carriers have raised certain defenses to their liability under the policies. However, in the opinion of the Company, those defenses are pro forma and lack substance and the carriers will honor their obligations under the policies either voluntarily or after litigation.

   In patent infringement actions tried in Delaware federal court in late 2000, Cordis Corporation, a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis coronary stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and
Medtronic AVE that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office.
   In March and May 2002, the district judge issued post trial rulings that confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. Appeals to the
Federal Circuit Court of Appeals are underway.   In early June
2003, an arbitration panel in Chicago, in a preliminary ruling, found in favor of Cordis in its arbitration against ACS/Guidant involving infringement by ACS/Guidant of a Cordis stent patent. On or before August 19, 2003, the panel will rule on ACS/Guidant's further challenge to that preliminary ruling. If the panel adheres to its ruling, ACS/Guidant is obligated 90 days thereafter to make a one time payment of $425 million to Cordis in satisfaction if its obligations under the arbitration agreement. No continuing royalties and no injunction are
Involved.
   The products of various Johnson & Johnson operating companies are the subject of various patent lawsuits which could potentially affect the ability of those operating companies to sell those products, require the payment of past damages and future royalties or, with respect to patent challenges by generic pharmaceutical firms, result in the introduction of generic versions of the products in question and the ensuing loss of market share. The following patent lawsuits concern important products of Johnson & Johnson operating companies: Medtronic AVE v. Cordis Corporation:
This action, filed in April 2002 in federal district court in
Texas and thereafter transferred to the federal district court in Delaware, asserts certain patents owned by Medtronic AVE against the Cordis BX VELOCITYT stent, which is also the stent structure used in the CYPHERT drug eluting product. No trial date has been set for this action. ACS/Guidant v. Cordis Corporation: This is an arbitration in which ACS/Guidant has asserted its Lau patents against the Cordis BX VELOCITY stent. In the event ACS/Guidant prevails, Cordis would pay a pre-negotiated royalty with respect to past and future BX VELOCITY sales; no injunction would be issued. The arbitration hearings commence in the fall of 2003. Boston Scientific Corporation (BSC) v. Cordis Corporation: This action, filed in Delaware federal court in March of 2003, asserts that the CYPHERT drug-eluting stent infringes several patents assigned to BSC. BSC seeks damages and a permanent injunction and in addition has moved for a preliminary injunction, a hearing on
which was held in late July of 2003.   Medinol Ltd. v. Cordis
Europa NV (Netherlands) and Medinol Ltd. v. Cordis Holding Belgium BVBA and Janssen Pharmaceutica NV (Belgium): On July 3, 2003 the Appeal Court of the Hague overturned a lower court and granted Medinol, an Israeli stent manufacturer, a preliminary injunction based on patent infringement prohibiting Cordis from making or selling the BX Velocity and CYPHER stents in the Netherlands. Cordis has moved to block the effect of the injunction but, even if it were to become effective, it is not expected to significantly affect sales outside the Netherlands, which is a small market. In Belgium, Medinol has filed a patent infringement suit based on the same patent it asserted in the Netherlands, and moved for a preliminary injunction prohibiting the defendants from making or selling the BX Velocity and CYPHER stents there. Cordis currently uses a Janssen Pharmaceutica facility in Belgium to coat CYPHER stents with SIROLIMUS principally for the ex-US market. A hearing on Medinol's preliminary injunction motion in Belgium is currently scheduled for October. Because of the availability of other coating facilities outside Belgium and the likely availability of different stent architecture for use with Sirolimus in Europe, Medinol's actions in the Netherlands and Belgium, even if ultimately successful, are not expected significantly to disrupt sales in Europe of the CYPHER product.
   The following lawsuits are against generic firms that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering these products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. Ortho-McNeil and Daiichi, Inc. v. Mylan Laboratories and Ortho-McNeil and Daiichi, Inc. v. Teva Pharmaceutical: These matters, the first of which was filed in February 2002 in federal court in West Virginia and the second in June 2002 in federal court in New Jersey, concern the efforts of Mylan and Teva to invalidate and establish non-infringement of the patent covering LEVAQUINr levofloxacin tablets. The patent is owned by Daiichi and exclusively licensed to Ortho-McNeil. In the Mylan case trial has been set for October 2003. No trial date has been set in the Teva matter. Ortho-McNeil Pharmaceutical, Inc. and Daiichi v. Bedford
Laboratories: This matter was filed in federal district court in New Jersey in April 2003 and involves the effort of Bedford to invalidate and assert non-infringement of the same Daiichi patent on LEVAQUIN involved in the above proceedings. In this case, however, Bedford is challenging the patent's application with respect to its products which it asserts are equivalent to LEVAQUIN injection pre-mix and injection vials, rather than tablets. Janssen Pharmaceutica, Inc. and ALZA Corporation v. Mylan
Laboratories:
This action, filed in federal district court in Vermont in January 2002, concerns Mylan's effort to invalidate and assert non-infringement and unenforceability of ALZA's patent covering the DURAGESICr product. Trial is scheduled for late August 2003. Janssen Pharmaceutica NV v. Eon Labs Manufacturing: This action was filed in federal court in the Eastern District of New York in April 2001 and concerns Eon's effort to invalidate and establish non- infringement of Janssen's patent covering SPORANOXr (itraconozole). No trial date has yet been scheduled. Ortho-McNeil Pharmaceutical, Inc. v. Kali Laboratories, Inc.: This lawsuit was filed in federal court in New Jersey in November 2002 and concerns the attempt of Kali to invalidate and establish non-infringement of Ortho-McNeil's patent covering ULTRACETr (tramadol-acetaminophen) tablets. No trial date has been set for this case. ALZA Corporation v. Mylan Laboratories: This action was filed in federal district court in West Virginia in May 2003 and concerns Mylan's effort to invalidate and assert non-infringement of an ALZA patent covering the DITROPAN XLr product. No trial date has been set for this case.
   With respect to all of the above matters, the Johnson & Johnson operating company involved is vigorously defending the validity and asserting the infringement of its own or its licensors' patents or, where its product is accused of infringing patents held by others, defending against those claims.
   The New York State Attorney General's office and the Federal Trade Commission issued subpoenas in January and February 2003 seeking documents relating to the marketing of sutures and endoscopic instruments by the Company's Ethicon, Inc. and Ethicon Endo-Surgery, Inc. subsidiaries. The Connecticut Attorney
General's office has requested the same documents. These subpoenas focus on the bundling of sutures and endoscopic instruments in contracts offered to Group Purchasing Organizations and individual hospitals in which discounts are predicated on the hospital achieving specified market share targets for both categories of products. The operating companies involved are responding to the subpoenas.

   On June 26, 2003, the Company received a request for records and information from the U.S. House of Representatives' Committee on Energy and Commerce in connection with its investigation into pharmaceutical reimbursements and rebates under Medicaid. The Committee's request focuses on the drug REMICADEr (infliximab), marketed by the Company's Centocor, Inc. subsidiary. On July 2, 2003, Centocor received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney's Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Both the Company and Centocor are responding to these requests for documents and information.
   The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business.
    The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company's consolidated balance sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations for that period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  (a) The annual meeting of the shareholders of the Company was held on April 24, 2003.

  (b) The shareholders elected all the Company's nominees for director. The shareholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year 2003.


       1.   Election of Directors:
                             Shares For         Shares Withheld
          G.N. Burrow       2,400,791,409          28,696,977
          J.G. Cullen       2,316,670,236         112,818,150
          R.J. Darretta     2,401,539,556          27,948,830
          M.J. Folkman      2,269,079,196         160,409,190
          A.D. Jordan       2,400,705,947          28,782,439
          A.G. Langbo       2,316,480,480         113,007,906
          J.T. Lenehan      2,401,471,830          28,016,556
          L.F. Mullin       2,315,905,237         113,583,149
          H.B. Schacht      2,313,640,140         115,848,246
          W.C. Weldon       2,391,189,528          38,298,858
          D.   Satcher      2,401,681,903          27,806,483


       2.   Approval for Appointment of PricewaterhouseCoopers LLP:

          For                   2,262,552,403
          Against                145,780,086
          Abstain                 21,155,897








ITEM 5 - OTHER INFORMATION

After a remand from the Federal Circuit Court of Appeals in January 2003, a partial retrial was recently scheduled for October in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc. (TKT) and Aventis Pharmaceutical, Inc. TKT, the developer of a gene-activated EPO product, and Aventis, which holds marketing rights to the TKT product, dispute infringement and are seeking to invalidate the Amgen patents asserted against them, which patents are exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications. Ortho Biotech is not a party to the action and is not in a position to express views as to its probable outcome.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

        Exhibit 31 - Certifications Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934

        Exhibit 32 - Certifications Pursuant to 18 U.S.C. Section
        1350

      (b) Reports on Form 8-K

        A report on Form 8-K was filed on January 30, 2003, which included the Press Release on Amgen arbitration fees and expenses. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statements of earnings for the fiscal fourth quarter and fiscal year ended December 29, 2002.
           A report on Form 8-K was filed on March 12, 2003, which included the audited consolidated financial statements for the three year period ended December 29, 2002.
           A report on Form 8-K was filed on April 16, 2003, which included the Press Release for the period ended March 30, 2003. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal first quarter ended March 30, 2003.
           A report on Form 8-K was filed on April 29, 2003, which included a reconciliation of non-GAAP disclosures included in Form 10-K for the fiscal year ended December 29, 2002.
           A report on Form 8-K was filed on July 18, 2003, which included the Press Release for the period ended June 29, 2003. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal second quarter and six month period ended June 29, 2003.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 11, 2003           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Executive Vice President and
                                  Chief Financial Officer


Date:  August 11, 2003           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Chief Accounting Officer)