Form 10-Q
period 2003-09-28
JOHNSON & JOHNSON
filed 2003-11-12
CIK 200406

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

   (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 28, 2003

                                or

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

     On October 26, 2003, 2,968,142,947 shares of Common Stock, $1.00 par value, were outstanding.

                  Johnson & Johnson and Subsidiaries
                          Table of Contents

                                                            Page No.

Part I - Financial Information

Item 1.  Financial Statements

 Consolidated Balance Sheets
   September 28, 2003 and December 29, 2002                     3

 Consolidated Statement of Earnings for the Fiscal
   Quarters Ended September 28, 2003 and September 29, 2002     5


 Consolidated Statement of Earnings for the Fiscal
   Nine Months Ended September 28, 2003 and September 29, 2002  6


 Consolidated Statements of Cash Flows for the Fiscal
   Nine Months Ended September 28, 2003 and September 29, 2002  7


    Notes to Consolidated Financial Statements                  8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          24

Item 3. Quantitative and Qualitative Disclosures               30
        About Market Risk

Item 4. Controls and Procedures                                30


Part II - Other Information


   Item 1. Legal Proceedings                                   31

   Item 5. Other Information                                   35

   Item 6. Exhibits and Reports on Form 8-K                    36


Signatures                                                     37

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              JOHNSON & JOHNSON AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (Unaudited; Dollars in Millions)


                                            ASSETS

                                  September 28,      December 29,
Current Assets:                       2003              2002

Cash and cash equivalents       $    3,850         $    2,894

Marketable securities                4,998              4,581

Accounts receivable, trade, less
 allowances for doubtful accounts
 $190 (2002 - $191)                  6,399              5,399

Inventories (Note 4)                 3,739              3,303

Deferred taxes on income             1,486              1,419

Prepaid expenses and other
 receivables                         1,674              1,670

   Total Current Assets             22,146             19,266

Marketable securities, non-current     120                121

Property, plant and equipment,
 at cost                            16,054             14,314

Less accumulated depreciation        6,809              5,604

                                     9,245              8,710

Intangible assets, gross (Note 5)   14,099             11,355

Less accumulated amortization        2,420              2,109
Intangible assets, net              11,679              9,246

Deferred taxes on income               402                236

Other assets                         3,067              2,977

   Total Assets                 $   46,659         $   40,556




          See Notes to Consolidated Financial Statements

             JOHNSON & JOHNSON AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (Unaudited; Dollars in Millions)

                                       LIABILITIES AND
                                     SHAREHOLDERS' EQUITY

                                September 28,     December 29,
                                    2003             2002
Current Liabilities:

Loans and notes payable             $2,024          $2,117

Accounts payable                     3,660           3,621

Accrued liabilities                  5,037           3,820

Accrued salaries, wages and
 commissions                           941           1,181

Taxes on income                      1,120             710

   Total Current Liabilities        12,782          11,449

Long-term debt                       3,149           2,022

Deferred tax liability                 884             643

Employee related obligations         2,263           1,967

Other liabilities                    1,843           1,778

   Total Liabilities                20,921          17,859

Shareholders' Equity:
 Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -               -

Common stock- par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120           3,120

Note receivable from employee
 stock ownership plan                  (18)            (25)

Accumulated other comprehensive
 income (Note 8)                      (728)           (842)

Retained earnings                   29,500          26,571
                                    31,874          28,824

Less common stock held in treasury,
 at cost (151,867,000 & 151,547,000
 shares)                             6,136           6,127

   Total Shareholders' Equity       25,738          22,697

   Total Liabilities and
    Shareholders' Equity           $46,659         $40,556


          See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
    (Unaudited; Dollars & Shares in Millions Except Per Share Figures)


                                   Fiscal Third Quarter Ended
                         Sept. 28,    Percent      Sept. 29,   Percent
                           2003       to Sales        2002     to Sales

Sales to customers
(Note 6)                 $10,455       100.0%       $9,079     100.0%

Cost of products sold      2,980        28.5         2,611      28.7

Gross profit               7,475        71.5         6,468      71.3

Selling, marketing and
 administrative expenses   3,428        32.8         3,006      33.1

Research & development
 expense                   1,177        11.3           952      10.5

Interest income              (63)       (0.6)          (51)     (0.5)

Interest expense, net of
 portion capitalized          75         0.7            39       0.4

Other (income)/expense, net  (91)       (0.9)          129       1.4

                           4,526        43.3         4,075      44.9

Earnings before provision
 for taxes on income       2,949        28.2         2,393      26.4

Provision for taxes on
 income (Note 3)             877         8.4           668       7.4

Net Earnings              $2,072        19.8%       $1,725      19.0%

Net Earnings Per Share (Note 7)
Basic                     $ 0.70                    $ 0.58
Diluted                   $ 0.69                    $ 0.57

Cash Dividends Per Share  $0.240                    $0.205

Average Shares Outstanding
Basic                    2,968.0                   2,974.4
Diluted                  3,008.3                   3,026.7



          See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
    (Unaudited; Dollars & Shares in Millions Except Per Share Figures)


                                 First Fiscal Nine Months Ended
                          Sept. 28,    Percent       Sept. 29,  Percent
                            2003       to Sales        2002     to Sales

Sales to customers
(Note 6)                  $30,608       100.0%       $26,895	 100.0%

Cost of products sold       8,668        28.3          7,650      28.4

Gross profit               21,940        71.7         19,245      71.6

Selling, marketing and
 administrative expenses   10,077        32.9          8,866      33.0

Research & development
 expense                    3,195        10.4          2,715      10.1

Purchased in-process
 research & development       918         3.0		 189	   0.7

Interest income              (145)       (0.5)          (201)     (0.7)

Interest expense, net of
 portion capitalized          164         0.6            117       0.4

Other (income)/expense, net  (203)       (0.6)           117       0.4

                           14,006        45.8         11,803      43.9
Earnings before provision
 for taxes on income        7,934        25.9          7,442      27.7

Provision for taxes on
 income (Note 3)            2,582         8.4          2,229       8.3

Net Earnings               $5,352        17.5%        $5,213      19.4%

Net Earnings Per Share (Note 7)
Basic                      $ 1.80                     $ 1.73
Diluted                    $ 1.78                     $ 1.70

Cash Dividends Per Share   $0.685                     $ 0.59

Average Shares Outstanding
Basic                     2,968.0                    3,006.9
Diluted                   3,012.0                    3,066.0




          See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)


                                              Fiscal Nine Months Ended
                                               Sept. 28,    Sept. 29,
                                                 2003         2002
Cash Flows from Operations
Net Earnings                               	$5,352        5,213

Adj. to reconcile net earnings to cash flows:

Depreciation and amortization of property
 and intangibles                             	 1,347        1,274
Purchased in-process research and
 development                                   	   918 	        189
Accounts receivable reserves                       (31)          (4)
Changes in assets and liabilities, net of
 effects from acquisition of businesses:
 increase in accounts receivable                  (679)        (632)
 increase in inventories                    	  (231)        (149)
 changes in other assets and liabilities           367          158

Net Cash Flows from Operating Activities         7,043        6,049

Cash Flows from Investing Activities
Additions to property, plant and equipment      (1,472)      (1,299)
Proceeds from the disposal of assets               334          139
Acquisition of businesses, net of cash
 acquired                                   	(2,781)        (466)
Purchases of investments                        (5,064)      (4,423)
Sales of investments                             4,673        5,338
Other                                             (104)        (129)

Net Cash Used by Investing Activities           (4,414)        (840)

Cash Flows from Financing Activities
Dividends to shareholders                     	(2,033)      (1,772)
Repurchase of common stock                        (941)      (6,181)
Proceeds from short-term debt                    1,633        2,441
Retirement of short-term debt                   (1,621)        (461)
Proceeds from long-term debt                     1,013           20
Retirement of long-term debt                      (108)        (221)
Proceeds from the exercise of stock
 options                                           240          283

Net Cash Used by Financing Activities           (1,817)      (5,891)

Effect of exchange rate changes on cash
 and cash equivalents                              144           85
Increase/(decrease) in cash and cash
 equivalents                                       956         (597)
Cash and cash equivalents, beginning of
 period                                          2,894        3,758
Cash and Cash Equivalents, End of Period        $3,850       $3,161

Acquisition of Businesses
Fair value of assets acquired                    3,096          535
Fair value of liabilities assumed                 (315)         (69)
Net Cash Paid for Acquisitions                  $2,781          466



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


NOTE 2 - FINANCIAL INSTRUMENTS

As of September 28, 2003 the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $179 million after tax. For additional information, see Note 8. The Company expects that $179 million will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 15 months.
  For the first fiscal nine months ended September 28, 2003 the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the first fiscal nine months ended September 28, 2003 the Company recorded a net gain of $3 million (after tax) in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.
  Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.


NOTE 3 - INCOME TAXES

The effective income tax rates for the first fiscal nine months of 2003 and 2002 were 32.5% and 30.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate was primarily the result of subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in
Puerto Rico under a tax incentive grant expiring in 2014.   The
increase in the effective tax rate for the first fiscal nine months of 2003 compared with the same period a year ago is due to acquisition related In-process Research and Development charges that are non-deductible for tax purposes. For further details on acquisitions, see Note 9.


NOTE 4 - INVENTORIES
(Dollars in Millions)
                                   Sept. 28, 2003   Dec. 29, 2002

Raw materials and supplies           $     946              835
Goods in process                           909              803
Finished goods                           1,884            1,665
                                     $   3,739            3,303

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

(Dollars in Millions)
                            	 	Sept. 28,    Dec. 29,
                                          2003         2002

Goodwill-gross                		$6,065       $5,320
Less accumulated amortization              682          667
Goodwill - net                           5,383        4,653

Trademarks (non-amortizable)- gross      1,086        1,021
Less accumulated amortization              133          138
Trademarks (non-amortizable)- net          953          883

Patents and trademarks                   3,773        2,016
Less accumulated amortization              673          534
Patents and trademarks - net             3,100        1,482

Other amortizable intangibles - gross    3,175        2,998
Less accumulated amortization              932          770
Other intangibles - net                  2,243        2,228

Total intangible assets - gross         14,099       11,355
Less accumulated amortization            2,420        2,109
Total intangibles - net                $11,679       $9,246


Goodwill as of September 28, 2003 as allocated by segment of business is as follows:

(Dollars in Millions)
                           Consumer   Pharm     Med. Dev.    Total
                                                 & Diag.
Goodwill, net of
 accumulated amortization
 at December 29, 2002         $821      244       3,588      4,653

Acquisitions                     -      528         137        665

Translation & other             37       19           9         65

Goodwill at
 September 28, 2003           $858      791       3,734      5,383


The weighted average amortization periods for patents and trademarks and other intangible assets were 16 years and 18 years, respectively. The amortization expense of amortizable intangible assets for the first fiscal nine months of 2003 was $320 million before tax and the estimated amortization expense for the five succeeding years is approximately $480 million before tax, per year, respectively.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS


(Dollars in Millions)


	                         Fiscal Third Quarter Ended
        	      Sept. 28,    Sept. 29,       Amount    Percent
                	2003          2002         Change    Change
CONSUMER
Domestic           	 $984           910          74        8.1%
International             857           751         106       14.1
Worldwide          	1,841         1,661         180       10.8


PHARMACEUTICAL
Domestic           	3,285         2,939         346       11.8
International      	1,550         1,338         212       15.8
Worldwide          	4,835         4,277         558       13.0


MED DEVICES & DIAG
Domestic           	2,145         1,740         405       23.3
International      	1,634         1,401         233       16.6
Worldwide          	3,779         3,141         638       20.3


TOTAL
Domestic           	6,414         5,589         825       14.8
International      	4,041         3,490         551       15.8
Worldwide             $10,455         9,079       1,376       15.2%


% OF TOTAL COMPANY
Consumer                 17.6%         18.3%
Pharmaceutical           46.3          47.1
Med. Dev. & Diag.        36.1          34.6
Total                   100.0%        100.0%

SALES BY SEGMENT OF BUSINESS

(Dollars in Millions)



                              Fiscal Nine Months Ended
                   Sept. 28,    Sept. 29,     Amount     Percent
                     2003          2002       Change     Change
CONSUMER
Domestic            $2,915         2,717         198        7.3%
International        2,536         2,196         340       15.5
Worldwide            5,451         4,913         538       11.0


PHARMACEUTICAL
Domestic             9,825         8,831         994       11.3
International        4,559         3,885         674       17.4
Worldwide           14,384        12,716       1,668       13.1


MED DEVICES & DIAG
Domestic             5,797         5,161         636       12.3
International        4,976         4,105         871       21.2
Worldwide           10,773         9,266       1,507       16.3


TOTAL
Domestic            18,537        16,709       1,828       10.9
International       12,071        10,186       1,885       18.5
Worldwide          $30,608        26,895       3,713       13.8%


% OF TOTAL COMPANY
Consumer              17.8%         18.3%
Pharmaceutical        47.0          47.3
Med. Dev. & Diag.     35.2          34.4
Total                100.0%        100.0%

OPERATING PROFIT BY SEGMENT OF BUSINESS

(Dollars in Millions)

                    	   Fiscal Third Quarter Ended
                       Sept. 28,   Sept. 29,    Percent
                          2003       2002       Change

Consumer               $   364        337         8.0%
Pharmaceutical(1)        1,751      1,455        20.3
Med. Dev. & Diag.          931        677        37.5
 Segments Total          3,046      2,469        23.4

Expenses not allocated
 to segments               (97)       (76)

Worldwide Total        $ 2,949      2,393        23.2%



                        Fiscal Nine Months Ended
                       Sept. 28,   Sept. 29,    Percent
                          2003       2002       Change


Consumer               $ 1,148        990       16.0%
Pharmaceutical(2)        4,702      4,696        0.1
Med. Dev. & Diag. (3)    2,332      1,902       22.6
 Segments Total          8,182      7,588        7.8

Expenses not allocated
 to segments              (248)      (146)

Worldwide Total        $ 7,934      7,442        6.6%


     (1) Includes $150 million of charges related to the outcome of an arbitration proceeding in the fiscal third quarter of 2002.

     (2) Includes $737 million and $150 million of In-process Research and Development (IPR&D) charges related to acquisitions for the
       first fiscal nine months of 2003 and 2002, respectively.   Also
       included are $150 million of charges related to the outcome of an arbitration proceeding in the first fiscal nine months of 2002.

     (3) Includes $181 million and $39 million of IPR&D charges related to acquisitions for the first fiscal nine months of 2003 and 2002, respectively.

SALES BY GEOGRAPHIC AREA

(Dollars in Millions)

                           Fiscal Third Quarter Ended
                        Sept. 28,   Sept. 29,     Percent
                          2003        2002        Change


U.S.                    $ 6,414       5,589        14.8%

Europe                    2,241       1,901        17.9
Western Hemisphere
 excluding U.S.             576         505        14.1
Asia-Pacific, Africa      1,224       1,084        12.9

International Total       4,041       3,490        15.8


Worldwide Total         $10,455       9,079        15.2%




                            Fiscal Nine Months Ended
                       Sept. 28,    Sept. 29,     Percent
                         2003         2002        Change


U.S.                    $18,537      16,709        10.9%

Europe                    6,909       5,589        23.6
Western Hemisphere
 excluding U.S.           1,603       1,506         6.4
Asia-Pacific, Africa      3,559       3,091        15.1

International Total      12,071      10,186        18.5


Worldwide Total         $30,608      26,895        13.8%





                               -13-
NOTE 7 - EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 28, 2003 and September 29, 2002.
(Shares in Millions)

                	        	    Fiscal Third Quarter Ended
                        	      	      Sept. 28,    Sept. 29,
                                	        2003          2002

Basic net earnings per share           	       $0.70         0.58
Average shares outstanding - basic           2,968.0      2,974.4
Potential shares exercisable under
 stock option plans                             95.8        148.4
Less: shares which could be repurchased
 under treasury stock method                   (70.4)      (110.5)
Convertible debt shares                         14.9         14.4
Adjusted average shares
 outstanding - diluted                       3,008.3      3,026.7
Diluted earnings per share                     $0.69         0.57


  Diluted earnings per share calculation included the dilution effect of convertible debt that was offset by the related decrease in interest expense of $3 million after tax for each of the fiscal third quarters ended September 28, 2003 and September 29, 2002, respectively.
  Diluted earnings per share excluded 125.0 million and 47.1 million shares related to options for the fiscal third quarters ended September 28, 2003 and September 29, 2002, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 28, 2003 and September 29, 2002.


(Shares in Millions)

					    Fiscal Nine Months Ended
                               		      Sept. 28,    Sept. 29,
                                                2003         2002

Basic net earnings per share                   $1.80         1.73
Average shares outstanding - basic           2,968.0      3,006.9
Potential shares exercisable under
 stock option plans                            172.9        194.2
Less: shares which could be repurchased
 under treasury stock method                  (143.8)      (149.5)
Convertible debt shares                         14.9         14.4
Adjusted average shares
 outstanding - diluted                       3,012.0      3,066.0
Diluted earnings per share                     $1.78         1.70

Diluted earnings per share calculation included the dilution effect of convertible debt that was offset by the related decrease in interest expense of $11 million and $9 million after tax each for the first fiscal nine months ended September 28, 2003 and September 29, 2002, respectively.
  Diluted earnings per share excluded 47.9 million and 1.2 million shares related to options for the first fiscal nine months ended September 28, 2003 and September 29, 2002, respectively as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.
                               -14-

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal nine months ended September 28, 2003 was $5.5 billion, compared with $5.0
billion for the same period a year ago.   Total comprehensive
income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities, pension liability adjustments and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

                        Foreign   Unrld   Pension  Gains/     Total
                       Currency   Gains/    Liab.  (Losses)   Accum.
                     Translation (Losses)   Adj.   on Deriv.  Other
                                  on Sec.           & Hedg.   Comp.
                                                   Inc/(Loss)

December 29, 2002  $     (707)       (2)    (33)       (100)   (842)
2003 nine months
gains/(losses)
 Net change associated
   to current period
   hedging
   transactions             -         -       -        (338)      -
 Net amount reclassed
   to net earnings          -         -       -         259*      -
 Net nine months
   gains/(losses)         181        12       -         (79)    114

September 28, 2003 $     (526)       10     (33)       (179)   (728)




Note: All amounts, other than foreign currency translation, are net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily offset by changes in value of the underlying transactions.

NOTE 9 - MERGERS & ACQUISITIONS

On January 29, 2003, Johnson & Johnson acquired certain assets of Orquest, Inc., a privately held biotechnology company focused on developing biologically based implants for orthopedic and spine surgery. Orquest's principal product, HEALOS Bone Graft Substitute, is designed to reduce the time and pain associated with standard bone graft harvesting and represents a therapeutic advance for patients requiring bone graft material for spine fusion. The Company incurred a charge for In-process Research and Development (IPR&D) of approximately $11 million before tax and $8 million after tax.

  On February 10, 2003, Johnson & Johnson acquired OraPharma,
Inc., a specialty pharmaceutical company focused on the development and commercialization of unique therapeutics.
OraPharma's initial product, ARESTIN, is the first locally administered, time-released antibiotic encapsulated in microspheres that effectively controls the germs that can cause periodontal disease. The transaction was valued at approximately
$85 million, net of cash.

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

   On April 17, 2003, Johnson & Johnson acquired the CORTAID brand anti-itch business, the #3 brand in the anti-itch treatment segment of the first aid category. The transaction was valued at approximately $37 million.

  On April 29, 2003, Johnson & Johnson acquired Scios Inc., a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on autoimmune diseases. Scios was acquired to strengthen the Company's business in key therapeutic areas and technology platforms. Scios' product NATRECOR is a novel agent approved for congestive heart failure and has several significant advantages over existing therapies. The transaction was valued at approximately $2.4 billion, net of cash, and the Company incurred a charge for IPR&D of $730 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $440 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

   On May 9, 2003, Johnson & Johnson acquired Inscope, an intraluminal multiple clip applier technology. This transaction was valued at $26 million.

  On June 3, 2003, Johnson & Johnson acquired Link Spine Group, Inc., a privately owned corporation that will provide the Company with exclusive worldwide rights to the SB CHARITE Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company paid $325 million with contingent payments due upon achievement of regulatory and other milestones and the Company incurred a charge for IPR&D of $170 million before and after tax. On a preliminary basis, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $84 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

  The supplemental pro forma information for the current interim period and the preceding year per SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" are not provided as the impact of these aforementioned acquisitions did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION

At September 28, 2003, the Company had 26 stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

 As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


(Dollars in Millions)
                            Fiscal Third         Fiscal Nine
                              Quarter              Months
                            2003     2002       2003     2002

Net income as reported   $ 2,072    1,725     $ 5,352    5,213


Less: compensation           87        85         262      242
expense (1)

Pro forma                $ 1,985    1,640     $ 5,090    4,971


Earnings per share:

Basic - as reported      $  0.70  $  0.58     $  1.80  $  1.73
    -  pro forma            0.67     0.55        1.71     1.65
Diluted - as reported    $  0.69  $  0.57     $  1.78  $  1.70
    - pro forma             0.66     0.54        1.70     1.62




  (1) Determined under fair value based method for all awards, net of tax.

NOTE 11 - SCIOS DEBT GUARANTEE

In August 2002, Scios Inc. issued $150 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement to qualified institutional buyers. This debt became publicly traded on January 10, 2002. Upon completion of the acquisition of Scios Inc. in April 2003, Johnson & Johnson fully and unconditionally guaranteed these convertible subordinated notes. In accordance with SEC rules, the following presents condensed consolidating financial information for Johnson & Johnson, Scios Inc. from the date of acquisition and all other Johnson & Johnson subsidiaries.


                          Consolidating Statement of Income
                          Quarter Ended September 28, 2003
                                 ($ in millions)


                       Scios   Johnson     All Other  Consolidating
                       Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Sales to customers     $  48        -        10,407           -        $10,455
Cost of products sold     24        -         2,956           -          2,980
Gross profit              24        -         7,451           -          7,475
Selling, marketing and
 administrative expenses  27      148         3,253           -          3,428
Research expense          24        3         1,150           -          1,177
Interest (income)
 expense, net              1       15            (4)          -             12
Equity in net income/(loss)
 of subsidiaries           -    2,059             -      (2,059)             -
Other (income)
 expense                  (2)      (7)          (82)          -            (91)
Corp. allocation           -     (233)          233           -              -
Earnings before provision
 for taxes on income     (26)   2,133         2,901      (2,059)         2,949
Provision for taxes
 on income                 8      (61)         (824)          -           (877)
Net earnings (loss)     $(18)   2,072         2,077      (2,059)       $ 2,072




                          Consolidating Statement of Income
                          Quarter Ended September 29, 2002
                                 ($ in millions)


                       Scios  Johnson     All Other   Consolidating
                       Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Sales to customers    $    -         -        9,079           -        $ 9,079
Cost of products sold      -         -        2,611           -          2,611
Gross profit               -         -        6,468           -          6,468
Selling, marketing and
 administrative expenses   -       105        2,901           -          3,006
Research expense           -         2          950           -            952
Interest (income)
 expense, net              -        17          (29)          -            (12)
Equity in net income/(loss)
 of subsidiaries           -     1,676            -      (1,676)             -
Other (income)
 expense                   -       (14)         143           -            129
Corp. allocation           -      (168)         168           -              -
Earnings before provision
 for taxes on income       -     1,734        2,335      (1,676)         2,393
Provision for taxes
 on income                 -        (9)        (659)          -           (668)
Net earnings (loss)   $    -     1,725        1,676      (1,676)       $ 1,725

                       Consolidating Statement of Income
                       Nine Months Ended September 28, 2003
                                ($ in millions)

                         Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Sales to customers     $   80         -       30,528          -         $30,608
Cost of products sold      45         -        8,623          -           8,668
Gross profit               35         -       21,905          -          21,940
Selling, marketing and
 administrative expenses   45       540        9,492          -          10,077
Research expense           39         7        3,149          -           3,195
Purchased in-process
 research and development 730         -          188          -             918
Interest (income)
 expense, net               2        26           (9)         -              19
Equity in net income/(loss)
 of subsidiaries            -     5,336            -     (5,336)              -
Other (income)
 expense                   (4)      (29)        (170)         -            (203)
Corp. allocation            -      (674)         674          -               -
Earnings before provision
 for taxes on income     (777)    5,466        8,581     (5,336)          7,934
Provision for taxes
 on income                  9      (114)      (2,477)         -          (2,582)
Net earnings (loss)   $  (768)    5,352        6,104     (5,336)        $ 5,352




                       Consolidating Statement of Income
                       Nine Months Ended September 29, 2002
                                ($ in millions)

                         Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Sales to customers    $    -         -        26,895           -        $26,895
Cost of products sold      -         -         7,650           -          7,650
Gross profit               -         -        19,245           -         19,245
Selling, marketing and
 administrative expenses   -       461         8,405           -          8,866
Research expense           -         5         2,710           -          2,715
Purchased in-process
 research and development  -         -           189           -            189
Interest (income)
 expense, net              -         5           (89)          -            (84)
Equity in net income/(loss)
 of subsidiaries           -     5,233             -      (5,233)             -
Other (income)
 expense                   -       (13)          130           -            117
Corp. allocation           -      (521)          521           -              -
Earnings before provision
 for taxes on income       -     5,296         7,379      (5,233)          7,442
Provision for taxes
 on income                 -       (83)       (2,146)          -         (2,229)
Net earnings (loss)   $    -     5,213         5,233      (5,233)       $ 5,213

                                       Consolidating Balance Sheet
                                           September 28, 2003
                                             ($ in millions)


Assets                   Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Current assets
Cash and cash equiv.    $  19        229         3,602         -        $ 3,850
Marketable securities       -          -         4,998         -          4,998
Accounts receivable, trade,
 less allowances for
 doubtful accounts          -          -         6,399         -          6,399
Inventories                18          -         3,721         -          3,739
Other current assets       22          -         3,138         -          3,160
Total current assets       59        229        21,858         -         22,146

Property plant and
 equipment, net            32        398         8,815         -          9,245
Intangible assets, net  1,916         16         9,747         -         11,679
Invest. In subsidiaries     -     30,328             -   (30,328)             -
Intercompany loans
 receivable                56          -         1,756    (1,812)             -
Other assets              269        614         2,706         -          3,589
Total assets            2,332     31,585        44,882   (32,140)        46,659

Liabilities and Shareholders' Equity

Current liabilities
Loans and notes payable     -     1,648            376         -          2,024
Accounts payable            9       360          3,291         -          3,660
Accrued liabilities        44       372          4,621         -          5,037
Accrued salaries, wages,
 and commissions            9         9            923         -            941
Taxes on income             -       463            657         -          1,120
Total current liabilities  62     2,852          9,868         -         12,782

Intercompany payables       -     1,812              -    (1,812)             -
Other liabilities         719     3,314          4,106         -          8,139
Total liabilities         781     7,978         13,974    (1,812)        20,921

Shareholders' equity
Common stock                -     3,120              -         -          3,120
Other shareholders'
 equity                  1,551   22,618         28,777   (30,328)        22,618
Total shareholders'
 equity                  1,551   25,738         28,777   (30,328)        25,738

Total liabilities and
 shareholders' equity  $ 2,332   33,716         42,751   (32,140)       $46,659

                                       Consolidating Balance Sheet
                                           September 29, 2002
                                             ($ in millions)


Assets                   Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments   Worldwide
Current assets
Cash and cash equivalents $  -         98         2,796         -       $  2,894
Marketable securities        -          -         4,581         -          4,581
Accounts receivable, trade,
 less allowances for
 doubtful accounts           -          -         5,399         -          5,399
Inventories                  -          -         3,303         -          3,303
Other current assets         -         112        2,977         -          3,089
Total current assets         -         210       19,056         -         19,266

Property plant and
equipment, net               -         359        8,351         -          8,710
Intangible assets, net       -          16        9,230         -          9,246
Investment In subsidiaries   -      27,798            -   (27,798)             -
Intercompany loans
 receivable                  -           -        2,947    (2,947)             -
Other assets                 -         525        2,809         -          3,334
Total assets                 -      28,908       42,393   (30,745)        40,556

Liabilities and Shareholders' Equity

Current liabilities
Loans and notes payable      -       1,652          465         -          2,117
Accounts payable             -         347        3,274         -          3,621
Accrued liabilities          -         233        3,587         -          3,820
Accrued salaries, wages,
 and commissions             -          14        1,167         -          1,181
Taxes on income              -         157          553         -            710
Total current liabilities    -       2,403        9,046         -         11,449

Intercompany payables        -       1,707        1,240    (2,947)             -
Other liabilities            -       2,101        4,309         -          6,410
Total liabilities            -       6,211       14,595    (2,947)        17,859

Shareholders' equity
Common stock                 -       3,120            -         -          3,120
Other shareholders'
 equity                      -      19,577       27,798   (27,798)        19,577
Total shareholders'
 equity                      -      22,697       27,798   (27,798)        22,697

Total liabilities and
 shareholders' equity     $  -      28,908       42,393   (30,745)       $40,556

                                   Consolidating Statement of Cash Flows
                                    Nine Months Ended September 28, 2003
                                              ($ in millions)


                         Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments  Worldwide

Net cash flows from
 operations:             $  84          95        6,864           -    $  7,043

Cash flows from investing
 activities:
Additions to property,
 plant and equipment       (22)        (93)      (1,357)          -      (1,472)
Proceeds from the
 disposal of assets          -           -          334           -         334
Acquisition of businesses,
 net of cash acquired        -       (2,781)          -           -      (2,781)
Purchases of investments  (131)           -      (4,933)          -      (5,064)
Sales of investments       131            -       4,542           -       4,673
Net proceeds from
 intercompany accounts       -        1,717           -      (1,717)          -
Decrease in investment
 in subsiaries               -        1,367           -      (1,367)          -
Other                        -            -        (104)          -        (104)
Net cash used by
 investing activities      (22)         210      (1,518)     (3,084)     (4,414)


Cash flows from
 financing activities:
Dividends to shareholders    -       (2,033)          -           -      (2,033)
Repurchase of common stock   -         (941)          -           -        (941)
Proceeds from short-
 term debt                   -        1,211         422           -       1,633
Retirement of short-
 term debt                   -       (1,214)       (407)          -      (1,621)
Proceeds from long-
 term debt                   -        1,000          13           -       1,013
Retirement of long-
 term debt                 (43)           -         (65)          -        (108)
Proceeds from the
 exercise of stock options   -          240           -           -         240
Capital infusion
 from subsidiary             -        1,563           -      (1,563)          -
Net capital distributions
 from parent                 -            -      (2,930)      2,930           -
Net repayments of
intercompany accounts        -            -      (1,717)      1,717           -
Net cash provided/(used) by
 financing activities      (43)        (174)     (4,684)      3,084      (1,817)


Effect of exchange rate
 changes on cash and
 cash equivalents            -            -         144           -          144
Increase/(decrease) in
 cash and cash equivalents  19          131         806           -          956
Cash and cash equivalents,
 beginning of period         -           98       2,796           -        2,894
Cash and cash equivalents,
 end of period           $  19          229       3,602           -     $  3,850

                                  Consolidating Statement of Cash Flows
                                  Nine Months Ended September 29, 2002
                                           ($ in millions)


                         Scios    Johnson    All Other  Consolidating
                         Inc.   & Johnson  Subsidiaries  Adjustments  Worldwide

Net cash flows from
 operations:              $   -        (101)        6,150          -   $  6,049

Cash flows from investing
 activities:
Additions to property,
 plant and equipment          -         (95)       (1,204)         -     (1,299)
Proceeds from the
 disposal of assets           -           -           139          -        139
Acquisition of businesses,
 net of cash acquired         -        (466)            -          -       (466)
Purchases of investments      -           -        (4,423)         -     (4,423)
Sales of investments          -           -         5,338          -      5,338
Net proceeds from
 intercompany accounts        -         712           -         (712)         -
Decrease in investment
 in subsiaries                -       2,039           -       (2,039)         -
Other                         -           -        (129)          -        (129)
Net cash used by
 investing activities         -       2,190        (279)      (2,751)      (840)


Cash flows from
 financing activities:
Dividends to shareholders     -       (1,772)          -           -     (1,772)
Repurchase of common stock    -       (6,181)          -           -     (6,181)
Proceeds from short-
 term debt                    -        2,024         417           -      2,441
Retirement of short-
 term debt                    -            -        (461)          -       (461)
Proceeds from long-
 term debt                    -            -          20           -         20
Retirement of long-
 term debt                    -            -        (221)          -       (221)
Proceeds from the
 exercise of stock options    -          283           -           -        283
Capital infusion
 from subsidiary              -        2,417           -      (2,417)         -
Net capital distributions
 from parent                  -            -      (4,456)      4,456          -
Net repayments of
intercompany accounts         -            -        (712)        712          -
Net cash provided/(used) by
 financing activities         -       (3,229)     (5,413)      2,751     (5,891)


Effect of exchange rate
 changes on cash and
 cash equivalents             -            -          85           -         85
Increase/(decrease) in
 cash and cash equivalents    -       (1,140)        543           -       (597)
Cash and cash equivalents,
 beginning of period          -        1,183       2,575           -      3,758
Cash and cash equivalents,
 end of period            $   -           43       3,118           -   $  3,161

NOTE 12 - LEGAL PROCEEDINGS

The information called for by this footnote is incorporated herein by reference to Item 1 ("Legal Proceedings") included in Part II of this Report on Form 10-Q.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Sales
Consolidated sales for the first fiscal nine months of 2003 were $30.6 billion, exceeding sales for the first fiscal nine months of 2002 of $26.9 billion, by 13.8%, with 9.5% of the growth from operations, and the remaining 4.3% due to a positive currency impact. Domestic sales for the first fiscal nine months of 2003 were $18.5 billion, an increase of 10.9% over 2002 domestic sales of $16.7 billion for the same period a year ago. Sales of international subsidiaries grew to $12.1 billion, an increase of 18.5% over the same period a year ago, with operational sales growth accounting for 7.3% of the reported growth and 11.2% due to the positive impact of currency.
  For the fiscal third quarter of 2003, worldwide sales were $10.5 billion, an increase of 15.2% over 2002 fiscal third quarter sales of $9.1 billion with 11.7% of the growth from operations, and 3.5% of the reported growth due to the positive impact of currency. Sales by domestic companies were $6.4 billion in the fiscal third quarter of 2003, which represented an increase of 14.8%. International sales were $4.0 billion, which represented a total increase of 15.8% over the same period a year ago, with 6.5% of the growth from operations and the remaining 9.3% due to a positive currency impact.
 For geographic areas throughout the world, sales for the first fiscal nine months of 2003 in Europe grew to $6.9 billion, an increase of 23.6% over the same period a year ago, with operational sales growth accounting for 5.5% of the reported growth and 18.1% due to the positive impact of currency. Sales in Asia-Pacific/Africa grew to $3.6 billion, an increase of 15.1% over the same period a year ago, with operational sales growth accounting for 7.8% of the reported growth and 7.3% due to the positive impact of currency. Sales in the Western Hemisphere (excluding the U.S.) grew to $1.6 billion, an increase of 6.4% over the same period a year ago, with operational sales growth accounting for 12.3% of the reported growth, offset by 5.9% negative impact of currency.
 For geographic areas throughout the world, sales for the fiscal third quarter of 2003 in Europe grew to $2.2 billion, an increase of 17.9% over the same period a year ago, with operational sales growth accounting for 4.8% of the reported growth and 13.1% due to the positive impact of currency. Sales in Asia-Pacific/Africa grew to $1.2 billion, an increase of 12.9% over the same period a year ago, with operational sales growth accounting for 7.4% of the reported growth and 5.5% due to the positive impact of currency. Sales in the Western Hemisphere (excluding the U.S.) grew to $0.6 billion, an increase of 14.1% over the same period a year ago, with operational sales growth accounting for 11.3% of the reported growth and 2.8% due to the positive impact of currency.
  Consumer segment sales in the fiscal third quarter of 2003 were $1.8 billion, an increase of 10.8% over the same period a year ago with 7.4% of the increase resulting from operational growth and a positive currency impact of 3.4%. Domestic sales increased by 8.1% over the same period a year ago, with international sales gains of
14.1 % consisting of an operational sales growth of 6.4% and a positive currency impact of 7.7%.
 Consumer segment sales in the fiscal third quarter of 2003 achieved strong growth in the baby and kid's care products line, and the AVEENO brand of skin care products. The Nutritionals franchise had continued success with SPLENDA, the no-calorie sweetener, with consistent growth in both the ingredient business and the tabletop category. The women's health franchise had positive growth led by K-Y Warming Liquid, launched earlier this year, CAREFREE panty liners, and o.b. Tampon products. Wound Care franchise results benefited from strong growth in the adhesive bandage category, the acquisition of the CORTAID brand anti-itch business in the fiscal second quarter of this year, and the continued success of the COMPEED foot care line outside the US, which was acquired in the fiscal fourth quarter of last year.

 Pharmaceutical segment sales in the fiscal third quarter 2003 were $4.8 billion, an increase of 13.0% over the same period a year ago with 9.7% of this change due to operational growth and the remaining 3.3% increase related to the positive impact of currency. The domestic Pharmaceutical sales increase was 11.8%. International Pharmaceutical sales increased 15.8% which included 5.5% growth operationally, and 10.3% related to the positive impact of currency.
 Pharmaceutical segment sales growth reflects the strong performance of TOPAMAX, an anti-epileptic medication; DURAGESIC, a transdermal patch for chronic pain; REMICADE, a treatment for rheumatoid arthritis and Crohn's disease, and ORTHO-EVRA, a contraceptive patch. ACIPHEX/PARIET, a proton pump inhibitor that is co-promoted with Eisai also contributed to the sales growth of the fiscal third quarter of 2003. ACIPHEX will face new competition from the OTC gastro-intestinal market in the fiscal fourth quarter of 2003. There was also strong growth in the various other brands, including REMINYL, CONCERTA, and DOXIL. The addition of NATRECOR, resulting from the Scios acquisition in the second fiscal quarter of this year, also had a positive impact.
 PROCRIT (epoetin alfa) and EPREX (epoetin alfa) were adversely affected by competition. Combined, PROCRIT and EPREX sales declined 8.3% in the fiscal third quarter of 2003 as compared to the same period a year ago with an operational decline of 11.7% offset by a positive currency impact of 3.4%. This decline is the net effect of strong market growth offset by a loss of market share. However, sales of PROCRIT and EPREX in each fiscal quarter of 2003 have stabilized, together averaging approximately $1 billion per quarter. The Company continues to implement programs to improve its competitive position that include steps to ensure that PROCRIT is priced competitively, as well as clinical development programs which will provide comparative data with competitive products.
   Medical Devices & Diagnostics (MD&D) segment worldwide sales for the fiscal third quarter of 2003 were $3.8 billion, representing an increase of 20.3% over the same period a year ago with operational sales growth of 16.3% and a positive currency impact of 4.0%. Domestic sales were up 23.3% and the international sales increase of 16.6% over the same period a year ago included a 7.5% operational growth, and a positive currency impact of 9.1%.
 MD&D segment sales growth in the fiscal third quarter of 2003 was achieved in several franchises including the strong growth in the Cordis franchise due to sales of CYPHER, Cordis' drug-eluting stent that was approved for the U.S. market on April 24, 2003. Although there were numerous factors that affected the Company's ability to satisfy the market demand for CYPHER, improvements in the manufacturing process during the fiscal third quarter of 2003 enabled the improved availability of the CYPHER stent. The DePuy franchise had double-digit growth in the joint reconstruction category and in the trauma and Mitek line of sports medicine products. Additionally, strong growth in the spinal category continues to be achieved as the result of new product launches, and the acquisition of Orquest, with its principal product HEALOS, the bone graft substitute designed to enhance fusion. The Ethicon Endo-Surgery franchise also reported solid growth with key drivers from the endoscopy and mechanical business, particularly the endocutter product line, which is the key product used in performing bariatric surgical procedures. The Advanced Sterilization Products line contributed to the strong sales growth in the fiscal third quarter with the September launch of the STERRAD 200 Sterilization System. In the Ethicon franchise, sales were positively impacted by the use of synthetic absorbable sutures and the growth in the use of cardiovascular sutures in markets outside the U.S. The Vision Care franchise sales increases were primarily a result of sales promotions for the ACUVUE 2 products in the U.S. and continued sales growth of the 1-DAY ACUVUE product in Japan.

Gross Profit
Gross profit for the fiscal third quarter of 2003 increased 15.6% versus the fiscal third quarter of 2002 and increased 14.0% for the first fiscal nine months of 2003 over the first fiscal nine months of 2002. Gross profit increases reflect the impact of continued cost improvements and efficiencies as well as the impact of the mix of products within the Pharmaceutical segment. The gross profit margin remained relatively unchanged for the fiscal third quarter and first fiscal nine months of 2003 as compared to the equivalent periods a year ago.

Selling, Marketing and Administrative Expenses
Selling, Marketing and Administrative (SM&A) expenses for the fiscal third quarter of 2003 increased 14.0% over the third fiscal quarter of 2002, and increased 13.7% for the first fiscal nine months of 2003 over the same period a year ago. The SM&A expenses as a percent to sales remained relatively unchanged for the fiscal third quarter and first fiscal nine months of 2003 as compared to the equivalent periods a year ago.

Research and Development
Research and development expenses as a percent to sales for the fiscal third quarter of 2003 increased 0.8% to 11.3% over the third fiscal quarter of 2002, and increased 0.3% to 10.4% for the first fiscal nine months of 2003 over the same period a year ago. Research and development expenses for the fiscal third quarter and first fiscal nine months ended September 28, 2003 include fees and milestone payments related to the licensing and development of VELCADE. These fees and payments resulted from a commercialization and development agreement the Company entered into with Millenium Pharmaceuticals for commercial rights to VELCADE outside of the United States.

In-Process Research & Development
In the fiscal second quarter of 2003, the Company recorded In-process Research & Development (IPR&D) charges of $900 million before and after tax related to acquisitions. These acquisitions included Scios Inc., and Link Spine Group, Inc. Scios Inc., is a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. The acquisition of Scios Inc. accounted for $730 million before and after tax of the IPR&D charges incurred in the
fiscal second quarter of 2003.   Link Spine Group, Inc., was
acquired to provide the Company with exclusive worldwide rights to the SB CHARITE Artificial Disc for the treatment of spine disorders. The acquisition of Link Spine Group, Inc. accounted for $170 million before and after tax of the IPR&D charges incurred in the fiscal second quarter of 2003.
 In the fiscal first quarter of 2003, the Company recorded IPR&D charges of $18 million before tax and $15 million after tax related to acquisitions. These acquisitions included Orquest, Inc. and 3-Dimensional Pharmaceuticals, Inc. Orquest, Inc. is a biotechnology company focused on developing biologically-based implants for orthopedic spine surgery. The acquisition of Orquest, Inc. accounted for $11 million before tax and $8 million after tax of the IPR&D charges incurred in the fiscal first quarter of 2003. 3-Dimensional Pharmaceuticals, Inc. is a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular disorders, oncology and inflammation. The acquisition of 3-Dimensional Pharmaceuticals, Inc. accounted for $7 million before and after tax of the IPR&D charges incurred in the fiscal first quarter of 2003.

Interest (Income) Expense
Interest income increased for the fiscal third quarter of 2003 by $12 million to $63 million as compared to the same period a year ago. Interest income in the fiscal third quarter of 2003 includes interest income related to the recovery of a $40 million loan that had been written off in a prior year. For the first fiscal nine months of 2003 interest income decreased by $56 million to $145 million as compared to the same period a year ago. The decrease is due primarily to the continuing decline in U.S. interest rates.
 Interest expense increased for the fiscal third quarter of 2003 by $36 million to $75 million as compared to the same period a year ago and for the first fiscal nine months of 2003 interest expense increased by $47 million to $164 million as compared to the same period a year ago. These increases are due to the increase in long-term debt of approximately $1.0 billion associated with the acquisition of Scios Inc.

Other (Income) Expense, Net
Other (income) expense included gains and losses related to the sale and write-down of certain equity securities of Johnson & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlement expense, as well as, royalty income. For the fiscal third quarter of 2003 net other income was $91 million, as compared to a net other expense of $129 million in the same period a year ago which represents an increase in net other income of $220 million. The increase is primarily due to a 2002 expense of $150 million, associated with the outcome of an arbitration proceeding and the 2003 recovery of a $40 million loan that had been written off in a prior year. For the first fiscal nine months of 2003 net other income was $203 million, as compared to a net other expense of $117 million in the same period a year ago which represents an increase in net other income of $320 million. The increase is primarily due to the sale of the Vascular Access product line in the fiscal second quarter of 2003, the 2003 recovery of a $40 million loan that had been written off in a prior year and a 2002 expense of $150 million associated with the outcome of an arbitration proceeding

Operating Profit by Segment
The Consumer segment operating profit increased in the fiscal third quarter and first fiscal nine months of 2003 by 8.0% and
16.0%, respectively.   These improvements were due primarily to
volume growth, and leveraging of selling, promotion and administrative expenses offset by increases in advertising.
   The Pharmaceutical segment operating profit increased in the fiscal third quarter of 2003 by 20.3% as compared to the same period a year ago and remained relatively unchanged for the first fiscal nine months of 2003 from the same period a year ago. The Pharmaceutical segment operating profit was positively impacted in both periods by volume growth, however the gains in the first fiscal nine months were offset by the fiscal second quarter IPR&D charges related to the acquisition of Scios Inc. Additionally, the fiscal third quarter and first nine months of 2002 included $150 million related to the outcome of an arbitration proceeding.
  The Medical Devices & Diagnostics segment operating profit increased in the fiscal third quarter and first fiscal nine months
of 2003 by 37.5% and 22.6%, respectively.   These improvements
were due primarily to volume growth attributable to the impact of the launch in the U.S. of the CYPHER stent. The improvement for the first fiscal nine months of 2003 was partially offset by acquisition related IPR&D incurred during the fiscal second quarter of 2003.
   The year-to-year increase in expenses not allocated to segments for the fiscal third quarter and first fiscal nine months of 2003 was due primarily to financing expenses as previously discussed in the Interest (Income) Expense section.

Provision For Taxes on Income
The effective income tax rates for the first fiscal nine months of 2003 and 2002 were 32.5% and 30.0%, respectively, as compared to the U.S. federal statutory rate of 35%. The difference from the statutory rate reflects lower tax rates resulting from subsidiaries manufacturing in Ireland under an incentive tax rate effective through the year 2010 and domestic subsidiaries operating in Puerto Rico under a tax incentive grant expiring in 2014, partially offset by the impact of acquisition related IPR&D charges, which are generally non-deductible for tax purposes.

Net Income and Earnings Per Share
Worldwide net earnings for the fiscal third quarter of 2003 were $2.1 billion; diluted earnings per share for the same period were $0.69 per share, representing a growth of 20.1% and 21.1%, respectively versus the same period a year ago. For the first fiscal nine months of 2003, worldwide net earnings and diluted earnings per share were $5.4 billion and $1.78 per share, increases of 2.7% and 4.7%, respectively versus the same period a year ago. The growth rates of net earnings and earnings per share for the first fiscal nine months were negatively impacted by the increase in IPR&D charges incurred in conjunction with acquisitions.

Cash Flows and Liquidity
Cash generated from operations and selected borrowings provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. Cash and current marketable securities were $8.8 billion at the end of the first fiscal nine months of 2003 as compared with $7.5 billion at year-end 2002. On August 1, 2002, the Company completed the stock repurchase program that was announced on February 13, 2002 with 83,612,822 shares repurchased for an aggregate price of $5.0 billion.


Dividends
On July 22, 2003, the Board of Directors declared a regular cash dividend of $0.24 per share, which was paid on September 9, 2003 to shareholders of record as of August 19, 2003. This represented an increase of 17.1% from the fiscal third quarter of 2002 dividend. The Company expects to continue the practice of paying regular cash dividends.

Financial Position & Capital Resources
Total Assets & Returns
Total assets increased $6.1 billion or 15.0% in the first fiscal nine months of 2003 versus year-end 2002. Net intangible assets in the first nine months of 2003 increased 26.3% over year-end 2002 and represented 25.0% of total assets versus 22.8% of total assets at year-end 2002. The increase was primarily due to intangible assets associated with acquisitions. Net property, plant and equipment increased to $9.2 billion or 6.1% and represented 19.8% of total assets versus 21.5% of total assets at year-end 2002. Shareholders' equity per share at the end of the first fiscal nine months of 2003 was $8.67 compared with $7.65 at year-end 2002, an increase of 13.3%.

Financing & Market Risk
Total borrowings at the end of the first fiscal nine months of 2003 were $5.2 billion, an increase of $1.0 billion from year-end 2002. The increase was due primarily to the acquisition of Scios Inc. for which the Company issued approximately $1.1 billion of long-term debt during the fiscal second quarter of 2003. For the first fiscal nine months of 2003, net cash (cash and current marketable securities net of debt) was $3.7 billion. At year-end 2002, net cash (cash and current marketable securities net of debt) was $3.3 billion. Total debt represented 16.7% of total capital (shareholders' equity and total debt) for the first fiscal nine months of 2003 and 15.4% of total capital at year-end 2002. As of September 28, 2003, there were no material cash commitments.

New Accounting Standards
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Company adopted this standard in 2003 that was effective for fiscal years beginning after June 15, 2002 and it has not had a material impact on the Company's results of operations, cash flows or financial position. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and it has not had a material effect on the Company's results of operations, cash flows or financial position.
  On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarified the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required for the fiscal third quarter and first fiscal nine months of 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company's adoption of FIN 45 in 2003 has not had a material effect on the Company's results of operations, cash flows or financial position.
 In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had a material effect on the Company's results of operation, cash flows or financial position. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company has various investments and arrangements, which may or may not be considered variable interest, and is currently assessing the impact of this standard on the results of operation, cash flows and financial position of the Company.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains "forward-looking statements." Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approvals, market position and expenditures.
  Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.
   The Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 contains, in Exhibit 99(b), a discussion of various factors that could cause actual results to differ from expectations. In furtherance of that discussion, the Company notes that pending Federal Legislation, including Medicare drug coverage legislation, a drug importation bill and amendments to the Hatch-Waxman Act, could cause actual results to differ from expectations. Exhibit 99 (b) from the Form 10-K is incorporated in this filing by reference. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 29, 2002.


ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. At the end of the fiscal third quarter of 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.
  Based on this evaluation, Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Internal Controls. During the period covered by this report, there have not been any significant changes in the Company's internal controls over financial reporting that could have materially affected, or are reasonably likely to materially affect, those internal controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Product Liability Litigation
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by reserves established under its self-insurance program and by commercially available excess liability insurance.
   One group of cases against the Company concerns the Janssen Pharmaceutica Inc. product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID, in state and federal courts across the country. There are approximately 500 such cases currently pending, including the claims of approximately 6,000 plaintiffs. In the active cases, 445 individuals are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over promotion. In addition, Janssen and the Company have entered into agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.
   In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSID plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. Janssen and the Company believe these verdicts, even as reduced, are insupportable and have appealed. In the view of Janssen and the Company, the proof at trial demonstrated that none of these plaintiffss werewas injured by PROPULSID and that no basis for liability existed.
   In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. An effort to appeal that ruling has been denied. In June 2002 the federal judge presiding over the PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling, and other complaints filed against Janssen and the Company includes class action allegations, which could be the basis for future attempts to have classes certified.
   With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance reserves and commercially available excess insurance with respect to these cases. In communications to the Company, the excess insurance carriers have raised certain defenses to their liability under the policies and to date have declined to reimburse Janssen and the Company for PROPULSID-related costs despite demand for payment. However, in the opinion of the Company, those defenses are pro forma and lack substance and the carriers will honor their obligations under the policies either voluntarily or after litigation.

Affirmative Stent Patent Litigation
   In patent infringement actions tried in Delaware federal court in late 2000, Cordis Corporation, a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards, against Boston Scientific Corporation and Medtronic AVE, Inc., based on a number of Cordis vascular stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000 the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office.
   In March and May 2002, the district judge issued post trial rulings that confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. On August 12, 2003, the Court of Appeals for the Federal Circuit found the trial judge erred in vacating the verdict against Medtronic AVE and remanded the case to the trial judge for further proceedings. Medtronic AVE's motion for reconsideration by the panel and for reconsideration by the full court was denied on October 3, 2003 and its request to stay the return of the mandate to the trial court pending the filing of a request for a writ of certiorari to the United States Supreme Court was denied on October 10, 2003. Cordis filed motions before the trial court on October 14, 2003 to reinstate the verdicts against both Medtronic AVE and Boston Scientific and to award interest and enter injunctions against the stent products at issue in those two cases (the GFX and Microstent II stents of Medtronic AVE and the NIR stent of Boston Scientific) and colorable variations thereof. It is expected that both Medtronic AVE and Boston Scientific will resist reinstatement of these verdicts and attempt to appeal to the Court of Appeals for the Federal Circuit once judgments isare entered.
   In January 2003, Cordis filed an additional patent infringement action against Boston Scientific in Delaware federal court accusing the Express II and TAXUS stents of infringing one of the Cordis patents involved in the earlier actions against Boston Scientific and Medtronic AVE. In February 2003, Cordis moved in that action for a preliminary injunction seeking to bar the introduction of the TAXUS stent based on that patent. A hearing was held on that motion in July 2003 and a decision is expected at any time. Cordis also has pending in Delaware federal court an action accusing of infringement stent products introduced by Medtronic AVE subsequent to the GFX and Microstent II products subject to the earlier action referenced above.
   In early June 2003, an arbitration panel in Chicago, in a preliminary ruling, found in favor of Cordis in its arbitration against ACS/Guidant involving infringement by ACS/Guidant of a Cordis stent patent. On August 19, 2003, the panel confirmed that ruling, rejecting the challenge of ACS/Guidant. Under the terms of an earlier agreement between Cordis and ACS/Guidant, the arbitration panel's ruling obligates ACS/Guidant to make a payment of $425 million to Cordis in the fourth quarter of this year. No additional royalties for ACS/Guidant's continued use of the technology and no injunctions are involved.

Patent Litigation against various Johnson & Johnson Operating
Companies
   The products of various Johnson & Johnson operating companies are the subject of various patent lawsuits, which could potentially affect the ability of those operating companies to sell those products, or require the payment of past damages and future royalties. The following patent lawsuits concern important products of Johnson & Johnson operating companies: Boston Scientific and Medinol Ltd. v. Cordis Corporation: This action, filed in Delaware federal court in December 1999, charged infringement by the BX VELOCITY and other Cordis stent products of certain patents owned by Medinol and licensed by Boston Scientific. The case was tried to a jury in September 2002 and resulted in verdicts for Cordis of non-infringement and invalidity, except with respect to a minor stent product as to which the jury found infringement and awarded damages of $9 million. Medinol filed an appeal from this result, which is scheduled to be argued before the Court of Appeal for The Federal Circuit in December 2003. Medtronic AVE v. Cordis Corporation:
This action, filed in April 2002 in federal district court in Texas and thereafter transferred to the federal district court in Delaware, asserts certain patents owned by Medtronic AVE against the Cordis BX VELOCITY stent, which is also the stent structure used in the CYPHER drug eluting product. The federal district court in Delaware has stayed this lawsuit pending the outcome of arbitration between the parties on the issue of whether Cordis is licensed under the patents asserted against it by Medtronic AVE. Medtronic AVE has asked the court to reconsider that ruling. No hearing date has been set for this arbitration.
                               -32-

ACS/Guidant v. Cordis Corporation: This is an arbitration in which ACS/Guidant has asserted its Lau patents against the Cordis BX VELOCITY stent. In the event ACS/Guidant prevails, Cordis would pay a pre-negotiated royalty with respect to past and future BX VELOCITY sales; no injunction would be issued. The arbitration hearings were concluded in October 2003 and a decision is expected in the first quarter of 2004. Boston Scientific Corporation (BSC)
v. Cordis Corporation: This action, filed in Delaware federal court in March 2003, asserts that the CYPHER drug-eluting stent infringes several patents assigned to BSCBoston Scientific. BSCBoston Scientific seeks damages and a permanent injunction and in addition has moved for a preliminary injunction, a hearing on which was held in late July 2003. Medinol Ltd. v. Cordis Europa NV (Netherlands) and Medinol Ltd. v. Cordis Holding Belgium B.V.B.A. and Janssen Pharmaceutica N.V. (Belgium): On July 3, 2003, the Appeal Court of the Hague overturned a lower court and granted Medinol, an Israeli stent manufacturer, a preliminary injunction based on patent infringement prohibiting Cordis from making or selling the BX VELOCITY and CYPHER stents in the Netherlands. The injunction became effective on August 26, 2003. In Belgium, Medinol has filed a patent infringement suit based on the same patent it asserted in the Netherlands, and moved for a preliminary injunction prohibitingseeking to prevent the defendants from making or selling the BX VELOCITY and CYPHER stents there. Cordis currently uses a Janssen Pharmaceutica facility in Belgium to coat CYPHER stents with SIROLIMUS principally for the ex-US market. A hearing on Medinol's preliminary injunction motion in Belgium was heard in October. Rockey v. Cordis Corporation: This is an action against Cordis by the heirs of Dr. Rockey concerning a patent he licensed to Cordis in 1996, shortly before Cordis was acquired by Johnson & Johnson. The plaintiffs assert that Dr. Rockey's patent, which expires in 2005, covers all stent products ever marketed by Cordis and seek a 10% past and future royalty on those sales. Trial of the action, which is pending in federal court in Miami, Florida, is scheduled for January 2004.

With respect to all of these matters, the Johnson & Johnson operating company involved is vigorously defending against the claims of infringement and disputing where appropriate the validity and enforceability of the patent claims asserted against it.

Litigation against filers of Abbreviated New Drug Applications
(ANDAs)
The following lawsuits are against generic firms that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the subsidiary of the Company involved is not successful in these actions, the firms involved will then introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company's subsidiary. Ortho-McNeil Pharmaceutical, Inc. and Daiichi, Inc. v. Mylan Laboratories and Ortho-McNeil Pharmaceutical, Inc. and Daiichi, Inc. v. Teva Pharmaceutical: These matters, the first of which was filed in February 2002 in federal court in West Virginia and the second in June 2002 in federal court in New Jersey, concern the efforts of Mylan and Teva to invalidate and establish non-infringement and unenforceability of the patent covering LEVAQUIN levofloxacin tablets. The patent is owned by Daiichi and exclusively licensed to Ortho-McNeil. Trial of the Mylan case began on November 4, 2003, and will continue into December 2003.
No trial date has been set in the Teva matter. Ortho-McNeil Pharmaceutical, Inc. and Daiichi v. Bedford Laboratories: This matter was filed in federal district court in New Jersey in April 2003 and involves the effort of Bedford to invalidate and assert non-infringement and unenforceability of the same Daiichi patent on LEVAQUIN involved in the above proceedings. In this case, however, Bedford is challenging the patent's application to its products which it asserts are equivalent to LEVAQUIN injection pre-mix and injection vials, rather than tablets. Janssen
Pharmaceutica Inc. and ALZA Corporation v. Mylan Laboratories:
This action, filed in federal district court in Vermont in January 2002, concerns Mylan's effort to invalidate and assert non-infringement and unenforceability of ALZA's patent covering the DURAGESIC product. Trial concluded in September 2003 and post-trial briefing will be complete in November 2003. Janssen Pharmaceutica N.V. v. Eon Labs Manufacturing: This action was filed in federal court in the Eastern District of New York in April 2001 and concerns Eon's effort to invalidate and establish non-infringement of Janssen's patent covering SPORANOX (itraconozole). No trial date has yet been scheduled.

 Ortho-McNeil Pharmaceutical, Inc. v. Kali Laboratories, Inc.:
This lawsuit was filed in federal court in New Jersey in November 2002 and concerns the attempt of Kali to invalidate and establish non-infringement of Ortho-McNeil's patent covering ULTRACET (tramadol-acetaminophen) tablets. No trial date has been set for this case. ALZA Corporation v. Mylan Laboratories: This action was filed in federal district court in West Virginia in May 2003 and concerns Mylan's effort to invalidate and assert non-infringement of an ALZA patent covering the DITROPAN XL product. Trial has been scheduled for February 2005 in this case. ALZA Corporation v. IMPAX Laboratories: This action was filed in federal court in California in September 2003 and concerns Impax's effort to invalidate and assert non-infringement of the same ALZA patent covering DITROPAN XL involved in the above Mylan case. No trial date has been set in this matter. Ortho-McNeil Pharmaceutical, Inc. v. Barr Laboratories, Inc.: This action, filed in federal district court in New Jersey in October 2003, concerns the effort of Barr Laboratories to assert non-infringement, invalidity and unenforceability of Ortho-McNeil's patent on ORTHO TRI-CYCLEN LO, an oral contraceptive product.

With respect to all of the above matters, the Johnson & Johnson operating company involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's' patents.

Average Wholesale Price (AWP) Litigation
Johnson & Johnson and its pharmaceutical operating companies, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price ("AWP") for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP.

Ethicon Endo-Surgery, Inc., a Johnson & Johnson operating company, which markets endoscopic surgical instruments, and the Company, are named defendants in a North Carolina state court class action lawsuit alleging AWP inflation and improper marketing activities against TAP Pharmaceuticals. Ethicon Endo-Surgery, Inc. is a defendant based on claims that several of its former sales representatives are alleged to have been involved in arbitrage of a TAP drug. The allegation is that these sales representatives persuaded certain physicians in states where the drug's price was low to purchase from TAP excess quantities of the drug and then resell it in states where its price was higher. Ethicon Endo-Surgery, Inc. and the Company deny any liability for the claims made against them in this case and are vigorously defending against it. The trial judge recently certified a national class of purchasers of the TAP product at issue and trial is likely in 2004.

Other
The New York State Attorney General's office and the Federal Trade Commission issued subpoenas in January and February 2003 seeking documents relating to the marketing of sutures and endoscopic instruments by the Company's Ethicon, Inc. and Ethicon Endo-Surgery, Inc. subsidiaries. The Connecticut Attorney General's office also issued a subpoena for the same documents. These subpoenas focus on the bundling of sutures and endoscopic instruments in contracts offered to Group Purchasing Organizations and individual hospitals in which discounts are predicated on the hospital achieving specified market share targets for both categories of products. The operating companies involved are responding to the subpoenas.

 On June 26, 2003, the Company received a request for records and information from the U.S. House of Representatives' Committee on Energy and Commerce in connection with its investigation into pharmaceutical reimbursements and rebates under Medicaid. The Committee's request focuses on the drug REMICADE (infliximab), marketed by the Company's Centocor, Inc. subsidiary. On July 2, 2003, Centocor received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney's Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Both the Company and Centocor are responding to these requests for documents and information.

   The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business.
    The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of these legal proceedings, net of liabilities already accrued in the Company's consolidated balance sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and cash flows for that period.



ITEM 5 - OTHER INFORMATION

After a remand from the Federal Circuit Court of Appeals in January 2003, a partial retrial was commenced in October and will conclude in November 2003 in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc. (TKT) and Aventis Pharmaceutical, Inc. The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated EPO product, and Aventis, which holds marketing rights to the TKT product, asserting that TKT's product infringes various Amgen patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. No decision from the October partial retrial has yet been issued. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech Inc. a Johnson & Johnson operating company, in the U.S. for non-dialysis indications. Ortho Biotech Inc. is not a party to the action.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (A)  Exhibits

     Exhibit 31 - Certifications Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

     Exhibit  32 - Certifications Furnished Pursuant to 18  U.S.C.
     Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (B) Reports on Form 8-K

     A Form 8-K was furnished on July 18, 2003, under Item 9, which included the Press Release for the period ended June 29, 2003. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal second quarter and six month period ended June 29, 2003.
     A Form 8-K was furnished on October 14, 2003, under Item 12, which included the Press Release for the period ended September 28, 2003. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal third quarter and nine month period ended September 28, 2003.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         JOHNSON & JOHNSON
                           (Registrant)






Date:   November 11, 2003                        By /s/  R.J. DARRETTA
                                                 R. J. DARRETTA
                                                 Executive  Vice President and
                                                 Chief  Financial Officer


Date:   November 11, 2003                        By /s/  S.J. COSGROVE
                                                 S. J. COSGROVE
                                                 Controller
                                                 (Chief Accounting Officer)