Form 10-K
period 2003-12-28
JOHNSON & JOHNSON
filed 2004-03-11
CIK 200406

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

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003        COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $153 billion.

     On February 24, 2004 there were 2,967,840,022 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and     Portions of registrant's annual report to shareholders for
  II:           fiscal year 2003 (the "Annual Report").
Part III:       Portions of registrant's proxy statement for its 2004 annual meeting (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
         General...................................................    1
         Segments of Business......................................    1
         Consumer..................................................    1
         Pharmaceutical............................................    1
         Medical Devices and Diagnostics...........................    2
         Geographic Areas..........................................    2
         Raw Materials.............................................    2
         Patents and Trademarks....................................    2
         Seasonality...............................................    2
         Competition...............................................    2
         Research..................................................    3
         Environment...............................................    3
         Regulation................................................    3
         Available Information.....................................    4
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    5
 4.    Submission of Matters to a Vote of Security Holders.........    5
         Executive Officers of the Registrant......................    5

                                 PART II
 5.    Market for the Registrant's Common Equity and Related
       Stockholder Matters.........................................    7
 6.    Selected Financial Data.....................................    7
 7.    Management's Discussion and Analysis of Results of
       Operations and Financial Condition..........................    7
         Subsequent Event..........................................    7
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    7
 8.    Financial Statements and Supplementary Data.................    7
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................    8
 9A.   Controls and Procedures.....................................    8

                                PART III
10.    Directors and Executive Officers of the Registrant..........    8
11.    Executive Compensation......................................    8
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................    9
13.    Certain Relationships and Related Transactions..............    9
14.    Principal Accountant Fees and Services......................    9

                                 PART IV
15.    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................    9
       Signatures..................................................   11
       Report of Independent Auditors on Financial Statement
       Schedule....................................................   13
       Exhibit Index...............................................   14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 110,600 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field. Through over 200 operating companies, it conducts business in virtually all countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to human health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

     Johnson & Johnson is organized on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices and Diagnostics business segments. Each subsidiary within the business segments is, with some exceptions, managed by citizens of the country in which it is located.

SEGMENTS OF BUSINESS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 37 and 61 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2003 (the "Annual Report"), which is filed as Exhibit 13 to this Report on Form 10-K.

CONSUMER

     The Consumer segment manufactures and markets a broad range of products used in the baby and child care, skin care, oral and wound care and women's health care fields, as well as nutritional and over-the-counter pharmaceutical products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; CAREFREE Panty Shields; CLEAN & CLEAR teen skin care products; JOHNSON'S Baby line of products; MOTRIN IB ibuprofen products; PEPCID AC Acid Controller from Johnson & Johnson -- Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; SPLENDA, a no calorie sweetener; STAYFREE sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and sold both to wholesalers and directly to independent and chain retail outlets throughout the world.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic (central nervous system) and urology fields. These products are distributed both directly and through wholesalers and health care professionals for use by prescription by the general public. Key products in the Pharmaceutical segment include: PROCRIT (Epoetin alfa, sold outside the U.S. as EPREX), a biotechnology derived product that stimulates red blood cell production; DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a treatment for chronic pain that offers a novel delivery system; RISPERDAL (risperidone) and RISPERDAL CONSTA [(risperidone) long-acting injection], for treatment of the symptoms of schizophrenia; REMICADE (infliximab), a novel monoclonal antibody therapy indicated to treat the symptoms of Crohn's disease and rheumatoid arthritis; LEVAQUIN (levofloxacin) and FLOXIN (ofloxacin), both in the anti-infective field; TOPAMAX (topiramate), an anti-epileptic; ORTHO EVRA (norelgestromin/ethinyl estradiol transdermal system), the first contraceptive patch approved by the Food and Drug Administration (FDA); DOXIL (doxorubicin), an anti-cancer treatment; DITROPAN XL (oxybutynin chloride), for the treatment of overactive bladder; REMINYL (galantamine), for patients with mild to moderate Alzheimer's disease; and NATRECOR (nesiritide), a novel agent approved for congestive heart failure.

MEDICAL DEVICES AND DIAGNOSTICS

     The Medical Devices and Diagnostics segment includes a broad range of products used by or under the direction of physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Ethicon's wound care and women's health products; Ethicon Endo-Surgery's minimally invasive surgical products; Cordis' circulatory disease management products; LifeScan's blood glucose monitoring products; Ortho-Clinical Diagnostics' professional diagnostic products; DePuy's orthopaedic joint reconstruction and spinal products and Vistakon's disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

GEOGRAPHIC AREAS

     The international business of Johnson & Johnson is conducted by subsidiaries located in 56 countries outside the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Medical Devices and Diagnostics." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

     Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate is influenced by restrictive economic policies and political uncertainties.

RAW MATERIALS

     Raw materials essential to Johnson & Johnson's operating companies' businesses are generally readily available from multiple sources.

PATENTS AND TRADEMARKS

     Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. Sales of PROCRIT and RISPERDAL each accounted for over 5% of Johnson & Johnson's total revenues for 2003. Accordingly, the patents related to these products are believed to be material in relation to Johnson & Johnson as a whole.

     During the next two years, EPREX, DURAGESIC and certain contraceptive products have or will lose their basic patent protection and will be subject to generic competition. The expiration of a product patent typically results in a loss of market exclusivity and can result in a significant reduction in sales. Sales of these products account for approximately 6% of Johnson & Johnson's annual worldwide sales.

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

COMPETITION

     In all their product lines, Johnson & Johnson companies compete with companies both large and small, located in the United States and abroad. Competition is strong in all lines without regard to the number and size of the competing companies involved. Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to Johnson & Johnson's success in all areas of its business. This competitive environment requires substantial investments in continuing research and in multiple sales forces. In addition, the winning and retention of customer acceptance of the products of Johnson & Johnson's consumer businesses involve heavy expenditures for advertising, promotion and selling.

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, Germany, Switzerland and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $4,684, $3,957, and $3,591 million for fiscal years 2003, 2002 and 2001, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

ENVIRONMENT

     During the past year Johnson & Johnson companies were subject to a variety of federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson's compliance with these requirements did not and is not expected to have a material effect upon its capital expenditures, earnings or competitive position.

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

     The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies in the United States and other countries. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend particular medical devices. Managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality of health care. There is also uncertainty as to the impact of the Medicare Prescription Drug, Improvement and Modernization Act which was enacted in the latter part of 2003.

     The regulatory agencies under whose purview Johnson & Johnson operates have administrative powers that may subject Johnson & Johnson to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases Johnson & Johnson may deem it advisable to initiate product recalls voluntarily.

     In addition, sales and marketing practices in the health care industry have come under increased scrutiny by government agencies and state attorney generals and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

AVAILABLE INFORMATION

     Copies of Johnson & Johnson's quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. All of the Company's SEC filings are also available on the Company's website at www.investor.jnj.com/governance, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. In addition, the Charters of the Audit Committee, the Compensation & Benefits Committee and the Nominating & Corporate Governance Committee of the Board of Directors and the Company's Principles of Corporate Governance, Policy on Business Conduct and Code of Business Conduct & Ethics for Directors and Executive Officers, are available at that website address and will be provided without charge to any shareholder submitting a written request, as provided above.

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 154 manufacturing facilities occupying approximately 18 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       5,010
Pharmaceutical..............................................       6,043
Medical Devices and Diagnostics.............................       7,140
                                                                  ------
          Worldwide total...................................      18,193
                                                                  ======

     Within the United States, 9 facilities are used by the Consumer segment, 12 by the Pharmaceutical segment and 47 by the Medical Devices and Diagnostics segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      68             7,113
Europe......................................................      39             6,847
Western Hemisphere excluding U.S.A..........................      15             2,391
Africa, Asia and Pacific....................................      32             1,842
                                                                 ---            ------
          Worldwide total...................................     154            18,193
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 45 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to Johnson & Johnson's property, plant and equipment is contained on page 61 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on page 55 through 59 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 10, 2004, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 9 of Johnson & Johnson's Proxy Statement dated March 10, 2004 (the "Proxy Statement").

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  57     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee; Chief Financial Officer
Russell C. Deyo........................  54     Member, Executive Committee; Vice President,
                                                  Administration(a)
Michael J. Dormer......................  52     Member, Executive Committee; Worldwide Chairman,
                                                  Medical Devices(b)
Roger S. Fine..........................  61     Member, Executive Committee; Vice President, General
                                                  Counsel(c)
Colleen A. Goggins.....................  49     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(d)
JoAnn Heffernan Heisen.................  54     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Brian D. Perkins.......................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer Pharmaceuticals & Nutritionals Group(f)
Per A. Peterson, M.D., Ph.D. ..........  59     Member, Executive Committee; Chairman,
                                                Pharmaceuticals Research & Development(g)
Christine A. Poon......................  51     Member, Executive Committee; Worldwide Chairman,
                                                  Medicines & Nutritionals(h)
Nicholas J. Valeriani..................  47     Member, Executive Committee; Vice President, Human
                                                  Resources; Worldwide Chairman, Diagnostics(i)

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
William C. Weldon......................  55     Chairman, Board of Directors; Chief Executive
                                                Officer; Chairman, Executive Committee

---------------
(a) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996. Mr. Deyo will become Vice President, General Counsel as of April 1, 2004.

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

(c) Mr. R. S. Fine joined the Company in 1974 and became a Member of the Executive Committee and Vice President, Administration in 1991 and Vice President, General Counsel in 1996. Mr. Fine will retire as of April 1, 2004.

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

(g) Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery, of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Pharmaceuticals Research & Development. Dr. Peterson became a Member of the Executive Committee in 2001.

(h) Ms. C. A. Poon joined the Company in 2000 as a Company Group Chairman in the Pharmaceuticals Group. Ms. Poon became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in 2001 and was named Worldwide Chairman, Medicines & Nutritionals in 2003. Prior to joining the Company, she served in various management positions at Bristol-Myers Squibb for 15 years, most recently as President of International Medicines
    (1998 - 2000) and President of Medical Devices (1997 - 1998).

(i) Mr. N. J. Valeriani joined the Company in 1978 and held various positions before becoming President of Ethicon Endo-Surgery, Inc. in 1997. In January 2001 he was named Company Group Chairman for Ethicon Endo-Surgery with additional responsibility for the Johnson & Johnson Medical Products Medical Devices and Diagnostics business in Canada. He became Worldwide Franchise Chairman for the DePuy Franchise in 2002. Mr. Valeriani became a Member of the Executive Committee and Vice President, Human Resources in September 2003. In February 2004 he assumed additional responsibilities as Worldwide Chairman, Diagnostics.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of March 1, 2004, there were approximately 187,708 record holders of Common Stock of the Company. The other information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Share Repurchase & Dividends" on page 34, and "Common Stock Market Prices" on page 37, and to Note 10 under the "Notes to Consolidated Financial Statements" on page 48 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1993-2003" on page 62 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 37 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

SUBSEQUENT EVENT

     On February 24, 2004, the Company's Cordis operating company announced it had entered into a strategic alliance with Guidant Corporation for the co-promotion of drug-eluting stents and the advancement of new technology in coronary stent delivery systems. Sales and marketing resources of both companies will join forces to focus on promoting the CYPHER Sirolimus-eluting Coronary Stent in the United States, with an option to pursue a similar arrangement in Japan in the future. The companies will collaborate on marketing and sales strategies associated with the CYPHER Stent, but will bear most marketing and sales costs separately. Cordis will continue to report all CYPHER Stent sales as revenue.

     Cordis will also obtain access to Guidant's current and next generation technologies for delivery of coronary stents. Guidant and Cordis will immediately initiate development and regulatory plans for a CYPHER Stent that utilizes a Guidant stent delivery system. In addition, all outstanding patent disputes between the companies were settled, as described under Note 18 "Legal Proceedings" in the "Notes to Consolidated Financial Statements," filed as
Exhibit 13 to this Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated herein by reference to the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources" on pages 34 through 35 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and the Notes thereto and the material captioned "Report of Independent Auditors" incorporated by reference to pages 38 through 60 of the Annual Report, which are filed as Exhibit 13 to this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

     Disclosure Controls. At the end of the fiscal fourth quarter, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Vice Chairman and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

     Internal Control. During the fiscal quarter ended December 28, 2003, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 10 of the Proxy Statement, (b) the material in Part I hereof under the caption "Executive Officers of the Registrant," (c) the discussion of the Audit Committee under the heading "Directors' Fees, Committees and Meetings" on pages 10 through 11 of the Proxy Statement and (d) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement.

     The Company's Policy on Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Policy on Business Conduct is available on the Company's website at www.jnj.com. Copies of the Policy on Business Conduct are available to shareholders without charge upon written request to the Secretary at the Company's principal address. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will also be posted on the Company's website at www.jnj.com within five business days (and retained on the website for at least one year).

     In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Directors and Executive Officers is available on the Company's website at www.jnj.com. Copies of the Code of Business Conduct & Ethics are available to shareholders without charge upon written request to the Secretary at the Company's principal address. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any Executive Officer will also be posted on the Company's website at www.jnj.com within five business days (and retained on the website for at least one year).

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of the Proxy Statement: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 10 through 12; "Compensation & Benefits Committee Report on Executive Compensation" on pages 14 through 18; "Shareholder Return Performance Graphs" on pages 19 and 20; and "Executive Compensation" on pages 21 through 25.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors -- Stock Ownership/Control" on pages 9 through 10 of the Proxy Statement, and Note 10 under the "Notes to Consolidated Financial Statements" on page 48 of the Annual Report, filed as
Exhibit 13 to this Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the material under the headings "Appointment of Independent Auditors" and "Pre-Approval of Audit and Non-Audit Services" on pages 25 through 27 of the Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Consolidated Financial Statements and the Notes thereto and the Independent Auditor's Report on pages 38 through 60 of the Annual Report to Shareholders for fiscal year 2003 are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

        Consolidated Balance Sheets at end of Fiscal Years 2003 and 2002

        Consolidated Statements of Earnings for Fiscal Years 2003, 2002 and 2001

        Consolidated Statements of Equity for Fiscal Years 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for Fiscal Years 2003, 2002 and
2001

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

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

     (b) Reports on Form 8-K

     A Report on Form 8-K was furnished on January 16, 2004, which included a press release announcing the decision of James T. Lenehan, to retire from the Company as of June 30, 2004 and resign as Vice Chairman of the Board of Directors and President effective February 1, 2004.

     A Report on Form 8-K was furnished on January 20, 2004, which included a press release dated January 20, 2004 announcing the Company's sales and earnings for the fourth quarter and fiscal year ended December 28, 2003; and including its consolidated financial results.

     A Report on Form 8-K was furnished on March 1, 2004, which included a press release announcing that the Company's Cordis subsidiary had entered into a strategic alliance with Guidant Corporation with respect to the CYPHER drug-eluting stent.

     A Report on Form 8-K was filed on March 1, 2004, which included Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited Consolidated Financial Statements and the Notes thereto and the Report of Independent Auditors as of December 28, 2003.

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

 FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
                             (DOLLARS IN MILLIONS)

                                                ADDITIONS
                                BALANCE AT       CHARGED             DEDUCTIONS FROM RESERVES            BALANCE
                                 BEGINNING    TO COSTS AND    ---------------------------------------    AT END
                                 OF PERIOD     EXPENSES(A)              DESCRIPTION            AMOUNT   OF PERIOD
                                ----------    ------------              -----------            ------   ---------
2003
Reserves deducted from
  accounts receivable, trade
     Reserve for doubtful
       accounts...............     $191              28       Write-offs less recoveries.....     43
                                                              Currency adjustments...........    (16)      192
     Reserve for customer
       rebates................      274           3,579       Customer rebates allowed.......  3,550
                                                              Currency adjustments...........    (11)      314
     Reserve for cash
       discounts..............       62             597       Cash discounts allowed.........    606
                                                              Currency adjustments...........     (2)       55
                                   ----           -----                                        -----       ---
                                   $527           4,204                                        4,170       561
                                   ====           =====                                        =====       ===

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

Date: March 10, 2004                                JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ W. C. WELDON                 Chairman, Board of Directors and        March 10, 2004
------------------------------------------    Chief Executive Officer, and
               W. C. Weldon                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice Chairman, Board of Directors;      March 10, 2004
------------------------------------------    Chief Financial Officer and Director
              R. J. Darretta                  (Principal Financial Officer)

            /s/ S. J. COSGROVE                Controller                              March 10, 2004
------------------------------------------
              S. J. Cosgrove

             /s/ G. N. BURROW                 Director                                March 3, 2004
------------------------------------------
               G. N. Burrow

            /s/ M. S. COLEMAN                 Director                                March 4, 2004
------------------------------------------
              M. S. Coleman

             /s/ J. G. CULLEN                 Director                                March 4, 2004
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 6, 2004
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 3, 2004
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 2, 2004
------------------------------------------
               A. G. Langbo


                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
           /s/ S. L. LINDQUIST                Director                                March 8, 2004
------------------------------------------
             S. L. Lindquist

             /s/ L.F. MULLIN                  Director                                March 4, 2004
------------------------------------------
               L.F. Mullin

            /s/ S. S REINEMUND                Director                                March 8, 2004
------------------------------------------
              S. S Reinemund

              /s/ D. SATCHER                  Director                                March 3, 2004
------------------------------------------
                D. Satcher

            /s/ H. B. SCHACHT                 Director                                March 3, 2004
------------------------------------------
              H. B. Schacht


                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements referred to in our report dated January 19, 2004, except for the fifth and thirteenth paragraphs in
Note 18 for which the dates are February 5, 2004 and February 24, 2004, respectively, appearing in the 2003 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------------------
PricewaterhouseCoopers LLP

New York, New York
January 19, 2004

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 December 30, 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20,
                 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the year ended
                 January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21,
                 1996 -- Incorporated herein by reference to Exhibit
                 3(a)(iii) of the Registrant's Form 10-K Annual Report for
                 the year ended December 29, 1996.
      3(a)(iv)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company effective May 22,
                 2001 -- Incorporated herein by reference to Exhibit 3 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter
                 ended July 1, 2001.
      3(b)       By-Laws of the Company, as amended effective June 11,
                 2001 -- Incorporated herein by reference to Exhibit 99.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
      4(a)       Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments
                 defining the rights of holders of long term debt of the
                 Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated
                 herein by reference to Exhibit 10(a) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 1996.*
     10(b)       2000 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended December 29, 2002.*
     10(c)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1999.*
     10(d)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K
                 Annual Report for the year ended December 28, 1997.*
     10(e)       2000 Stock Compensation Plan -- Incorporated herein by
                 reference to Exhibit 10(e) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(f)       Executive Incentive Plan (as amended) -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K
                 Annual Report for the year ended December 31, 2000.*
     10(g)       Domestic Deferred Compensation (Certificate of Extra
                 Compensation) Plan (as amended) -- Filed with this
                 document.*
     10(h)       Deferred Fee Plan for Directors (as amended) -- Incorporated herein by reference to Exhibit 10(h) of the Registrant's
                 Form 10-K Annual Report for the year ended December 29,
                 2002.*
     10(i)       Executive Income Deferral Plan (as amended) -- Filed with
                 this document.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to
                 Exhibit 10(j) of the Registrant's Form 10-K Annual Report
                 for the year ended December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by
                 reference to Exhibit 10(h) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by
                 reference to Exhibit 10(i) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.*
     10(m)       Stock Option Gain Deferral Plan -- Incorporated herein by
                 reference to Exhibit 10(m) of the Registrant's Form 10-K
                 Annual Report for the year ended January 2, 2000.*

  REG. S-K
EXHIBIT TABLE                            DESCRIPTION
  ITEM NO.                                OF EXHIBIT
-------------                            -----------
     10(n)       Estate Preservation Plan -- Incorporated herein by reference to Exhibit 10(n) of the Registrant's Form 10-K Annual Report
                 for the year ended January 2, 2000.*
     10(o)       Letter Agreement dated June 24, 2002 between the Company and
                 Mr. R. S. Larsen with respect to post-employment
                 arrangements -- Incorporated herein by reference to Exhibit
                 10(o) of the Registrant's Form 10-K Annual Report for the
                 year ended December 29, 2002.*
     10(p)       Consulting Agreement between the Company and Dr. Judah
                 Folkman, member of the Board -- Incorporated herein by
                 reference to Exhibit 10(p) of the Registrant's Form 10-K
                 Annual Report for the year ended December 29, 2002.*
     12          Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 28 through 63 of the Company's Annual Report to
                 Shareholders for fiscal year 2003 (only those portions of
                 the Annual Report incorporated by reference in this report are deemed "filed") -- Filed with this document.
     21          Subsidiaries -- Filed with this document.
     23          Consent of Independent Accountants -- Filed with this
                 document.
     31(a)       Certification of Chief Executive Officer, under Rule
                 13a-14(a) of the Securities Exchange Act, pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002 -- Filed with this document.
     31(b)       Certification of Chief Financial Officer, under Rule
                 13a-14(a) of the Securities Exchange Act, pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002 -- Filed with this document.
     32(a)       Certification of Chief Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 -- Furnished with this document.
     32(b)       Certification of Chief Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002 -- Furnished with this document.
     99(a)       Annual Reports on Form 11-K for the Johnson & Johnson
                 Savings Plans, to be filed on or before June 30, 2004.
     99(b)       Cautionary Statement pursuant to Private Securities
                 Litigation Reform Act of 1995: "Safe Harbor" for
                 Forward-Looking Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 15(c) of this Report on Form 10-K.

     A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.