Form 10-Q
period 2004-06-27
JOHNSON & JOHNSON
filed 2004-08-03
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended June 27, 2004

                               or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 On July 25, 2004, 2,968,107,066 shares of Common Stock, $1.00 par value, were outstanding.





                                 1

                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                        Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   June 27, 2004 and December 28, 2003                    3


 Consolidated Statements of Earnings for the Fiscal
   Quarters Ended June 27, 2004 and
   June 29, 2003                                          6

Consolidated Statements of Earnings for the Fiscal
   Six Months Ended June 27, 2004 and
   June 29, 2003                                          7


 Consolidated Statements of Cash Flows for the Fiscal
   Six Months Ended June 27, 2004 and
   June 29, 2003                                          8

 Notes to Consolidated Financial Statements              10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                    29


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                40

Item 4. Controls and Procedures                          40


Part II - Other Information

  Item 1 - Legal Proceedings                             41

  Item 4 - Submission of Matters to a Vote of
             Security Holders                            41

  Item 5 - Exhibits and Reports on Form 8-K              42

  Signatures                                             43


                                 2


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                    June 27,   December 28,
                                      2004         2003
Current Assets:

 Cash and cash equivalents          $ 5,681        5,377

 Marketable securities                5,105        4,146

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $192(2003, $192)                    7,142        6,574

 Inventories (Note 4)                 3,528        3,588

 Deferred taxes on income             1,599        1,526

 Prepaid expenses and other
  receivables                         1,602        1,784

      Total current assets           24,657       22,995

Marketable securities, non-current       62           84

Property, plant and equipment,
 at cost                             17,257       17,052

  Less accumulated
    depreciation                      7,700        7,206

Property, plant and equipment, net    9,557        9,846

Intangible assets (Note 5)           14,715       14,168

Less accumulated amortization         2,910        2,629
 Intangible assets, net              11,805       11,539

Deferred taxes on income                995          692

Other assets                          3,095        3,107


      Total assets                  $50,171       48,263

         See Notes to Consolidated Financial Statements

                                 3

             JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    June 27,  December 28,
                                      2004        2003
Current Liabilities:

Loans and notes payable            $   491        1,139

Accounts payable                     3,829        4,966

Accrued liabilities                  2,740        2,639

Accrued rebates, returns
  and promotions                     2,743        2,308

Accrued salaries, wages and
 commissions                           929        1,452

Accrued Taxes on income              1,330          944

Total current liabilities           12,062       13,448

Long-term debt                       2,962        2,955

Deferred tax liability                 769          780

Employee related obligations         2,328        2,262

Other liabilities                    1,998        1,949

Shareholders' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)                3,120       3,120

Note receivable from employee
 stock ownership plan                   (11)        (18)

Accumulated other comprehensive
 income (Note 8)                       (526)       (590)

Retained earnings                    33,627      30,503




                           4
Less common stock held in treasury,
 at cost (152,076,000 & 151,869,000
 shares)                              6,158       6,146

Total shareholders' equity           30,052      26,869

Total liabilities and shareholders'
 equity                             $50,171      48,263

         See Notes to Consolidated Financial Statements




                           5
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                         Fiscal Second Quarter Ended
                      June 27,  Percent  June 29, Percent
                        2004    to Sales   2003   to Sales


Sales to customers
 (Note 6)               $11,484   100.0   10,332    100.0

Cost of products sold     3,162    27.5    2,966     28.7

Gross Profit              8,322    72.5    7,366     71.3

Selling, marketing and
  administrative expenses 3,711    32.3    3,396     32.9

Research expense          1,182    10.3    1,082     10.5

Purchased in-process
  research and
  development                 -       -      900      8.7

Interest income             (35)    (.3)     (43)     (.4)

Interest expense, net of
  portion capitalized        52      .4       50       .4

Other (income)expense, net  (23)    (.1)     (75)     (.7)

Earnings before provision
  for taxes on income     3,435    29.9    2,056     19.9

Provision for taxes on
  income (Note 3)           977     8.5      846      8.2

NET EARNINGS             $2,458    21.4    1,210     11.7

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $  .83              .41
  Diluted                $  .82              .40

CASH DIVIDENDS PER SHARE $  .285             .24

AVG. SHARES OUTSTANDING
  Basic                 2,968.2          2,967.7
  Diluted               3,005.3          3,015.9


         See Notes to Consolidated Financial Statements

                                6
              JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                           Fiscal Six Months Ended
                      June 27,  Percent  June 29, Percent
                        2004    to Sales   2003   to Sales


Sales to customers
 (Note 6)               $23,043   100.0   20,154    100.0

Cost of products sold     6,529    28.3    5,688     28.2

Gross Profit             16,514    71.7   14,466     71.8

Selling, marketing and
  administrative expenses 7,351    31.9    6,649     33.0

Research expense          2,278     9.9    2,018     10.0

Purchased in-process
  research and
  development                 -       -      918      4.6

Interest income             (74)    (.3)     (81)     (.4)

Interest expense, net of
  portion capitalized        97      .4       88       .4

Other (income)expense, net  (77)    (.3)     (112)    (.5)

Earnings before provision
  for taxes on income     6,939    30.1     4,986    24.7

Provision for taxes on
  income (Note 3)         1,988     8.6      1,705    8.4

NET EARNINGS             $4,951    21.5      3,281   16.3

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $ 1.67              1.11
  Diluted                $ 1.65              1.09

CASH DIVIDENDS PER SHARE $  .525              .445

AVG. SHARES OUTSTANDING
  Basic                 2,968.1          2,967.9
  Diluted               3,004.4          3,015.2


         See Notes to Consolidated Financial Statements

                                7
             JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                   Fiscal Six Months Ended
                                    June 27,   June 29,
                                       2004       2003
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 4,951     3,281
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,027       868
Purchased in-process research and
 development                              -       918
Increase in deferred taxes             (429)     (138)
Accounts receivable provisions            2        (9)
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (624)     (756)
  Decrease (increase) in inventories     23      (186)
  (Decrease) increase in accounts
   payable and accrued liabilities   (1,146)      101
  Decrease (increase) in other
   current and non-current assets       248      (570)
  Increase in other current
   and non-current liabilities          729       184


NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          4,781     3,693

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (714)     (914)
Proceeds from the disposal of assets    233       333
Acquisition of businesses, net of cash
 acquired                              (300)   (2,781)
Purchases of investments             (5,654)   (2,868)
Sales of investments                  4,684     2,580
Other                                  (113)      (96)

NET CASH USED BY INVESTING
 ACTIVITIES                          (1,864)   (3,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders            (1,559)   (1,321)
Repurchase of common stock             (760)     (842)
Proceeds from short-term debt           332     1,441
Retirement of short-term debt          (911)     (436)
Proceeds from long-term debt             16     1,009
Retirement of long-term debt             (1)      (43)
Proceeds from the exercise of
 stock options                          311       195

NET CASH PROVIDED/(USED)BY FINANCING
 ACTIVITIES                          (2,572)        3
                           8
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                   (41)      124
INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                            304        74
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            5,377     2,894

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 5,681     2,968

ACQUISITION OF BUSINESSES
Fair value of assets acquired           339     3,096
Fair value of liabilities assumed       (39)     (315)
Net cash paid for acquisitions      $   300     2,781


         See Notes to Consolidated Financial Statements



                                 9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - FINANCIAL INSTRUMENTS
The   Company  follows  the  provisions  of  SFAS   133
requiring  that all derivative instruments be  recorded
on the balance sheet at fair value.
   As  of  June  27, 2004, the balance of deferred  net
losses  on  derivatives included in  accumulated  other
comprehensive  income was $101 million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months.
   For the first fiscal six months ended June 27, 2004, the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the first fiscal six months ended June 27, 2004, the Company has recorded a net loss of $1 million after tax in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.


NOTE 3 - INCOME TAXES
The   worldwide effective income  tax  rates  for   the
first fiscal six months of 2004 and 2003 were 28.6% and 34.2%. The decrease in the effective tax rate for the first fiscal six months of 2004 compared with the same period a year ago was due to acquisition-related
In-process Research and Development (IPR&D) charges in the second quarter of 2003 that are non-deductible for tax purposes. The 2003 tax rate excluding the effect of IPR&D was 28.9%

NOTE 4 - INVENTORIES
(Dollars in Millions)
                              June 27, 2004 December 28, 2003

Raw materials and supplies         $ 1,052        966
Goods in process                     1,114        981
Finished goods                       1,362      1,641
                                   $ 3,528      3,588


NOTE 5 - INTANGIBLE ASSETS
Intangible  assets that have definite useful lives  are
amortized  over their useful lives. Goodwill  and  non-
amortizable    intangible    assets    are     assessed
annually   for  impairment.  The impairment  assessment
was  completed in  the  fiscal fourth quarter  of  2003
and  no  impairment was determined.  Future  impairment
tests    will  be  performed  in   the   fiscal  fourth
quarter, annually.

(Dollars in Millions)
                               June 27, 2004 December 28, 2003

Goodwill                           $ 6,288       6,085
Less accumulated amortization          718         695
Goodwill - net                       5,570       5,390

Trademarks (non-amortizable)         1,129       1,098
Less accumulated amortization          136         136
Trademarks (non-amortizable)- net      993         962

Patents and trademarks               4,005       3,798
Less accumulated amortization          966         818
Patents and trademarks - net         3,039       2,980

Other amortizable intangibles        3,293       3,187
Less accumulated amortization        1,090         980
Other intangibles - net              2,203       2,207

Total intangible assets             14,715      14,168
Less accumulated amortization        2,910       2,629
Total intangibles - net            $11,805      11,539

Goodwill as of June 27, 2004 as allocated by segment of
business
is as follows:
(Dollars in Millions)
                                             Med. Dev
                          Consumer   Pharm    & Diag   Total
Goodwill, net of
 accumulated amortization
 at December 28, 2003       $882       781     3,727   5,390

Acquisitions                 175        21         6     202

Translation & other            1        (5)      (18)    (22)

Goodwill as of
  June 27, 2004           $1,058       797     3,715   5,570

The  weighted average amortization periods for  patents
and  trademarks  and other intangible  assets  were  16
years  and  18  years, respectively.  The  amortization
expense of amortizable intangible assets for the  first
fiscal  six months ended June 27, 2004 was $258 million
before  tax and the estimated amortization expense  for
each  of  the  five succeeding years approximates  $500
million before tax.


NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                Fiscal Second Quarter
                                               Percent
                                2004     2003  Change

Consumer
 U.S.                        $    987      931    6.0
 International                  1,013      888   14.1
                                2,000    1,819   10.0%

Pharmaceutical
 U.S.                        $  3,643    3,278   11.1
 International                  1,784    1,606   11.1
                                5,427    4,884   11.1%

Med Devices and Diagnostics
 U.S.                        $  2,038    1,903    7.1
 International                  2,019    1,726   17.0
                                4,057    3,629   11.8%

U.S.                         $  6,668    6,112    9.1
International                   4,816    4,220   14.1
 Worldwide                   $ 11,484   10,332   11.1%

                             Fiscal Six Months
                                                 Percent
                               2004     2003     Change

Consumer
 U.S.                        $  2,067    1,931    7.0
 International                  1,980    1,679   17.9
                                4,047    3,610   12.1%

Pharmaceutical
 U.S.                        $  7,286    6,541   11.4
 International                  3,517    3,009   16.9
                               10,803    9,550   13.1%

Med Devices and Diagnostics
 U.S.                        $  4,233    3,652   15.9
 International                  3,960    3,342   18.5
                                8,193    6,994   17.1%

U.S.                         $ 13,586   12,124   12.1
International                   9,457    8,030   17.8
 Worldwide                   $ 23,043   20,154   14.3%





OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal Second Quarter
                                                Percent
                             2004     2003      Change

Consumer                 $    382      372        2.7
Pharmaceutical(1)           2,108    1,091       93.2
Med. Dev. & Diag.(2)        1,055      671       57.2
  Segments total            3,545    2,134       66.1
Expenses not allocated
  to segments                (110)     (78)

  Worldwide total        $  3,435    2,056       67.1%


                           Fiscal Six Months
                                                Percent
                             2004     2003      Change

Consumer                 $    829      784        5.7
Pharmaceutical(3)           4,194    2,951       42.1
Med. Dev. & Diag.(4)        2,118    1,401       51.2
  Segments total            7,141    5,136       39.0
Expenses not allocated
  to segments                (202)    (150)

  Worldwide total        $  6,939    4,986       39.2%

(1) Includes $730 million of In-process Research and
Development (IPR&D) charges related to acquisitions for the fiscal second quarter of 2003.
(2) Includes $170 million of IPR&D charges related to acquisitions for the fiscal second quarter of 2003.
(3) Includes $737 million of IPR&D charges related to acquisitions for the first fiscal six months of 2003.
(4) Includes $181 million of IPR&D charges related to acquisitions for the first fiscal six months of 2003.



SALES BY GEOGRAPHIC AREA

                               Fiscal Second Quarter
                                                Percent
                             2004     2003      Change


U.S.                     $  6,668    6,112        9.1
Europe                      2,779    2,451       13.4
Western Hemisphere,
  excluding U.S.              622      555       12.1
Asia-Pacific, Africa        1,415    1,214       16.6

  Total                  $ 11,484   10,332       11.1%




                               Fiscal Six Months
                                                Percent
                             2004     2003      Change


U.S.                     $ 13,586   12,124       12.1
Europe                      5,486    4,669       17.5
Western Hemisphere,
  excluding U.S.            1,219    1,027       18.7
Asia-Pacific, Africa        2,752    2,334       17.9

  Total                  $ 23,043   20,154       14.3%

NOTE 7 - EARNINGS PER SHARE
The    following  is  a  reconciliation  of  basic  net
earnings per share
to  diluted   net  earnings per share for  the   fiscal
second quarters ended June 27, 2004 and June 29, 2003.

(Shares in Millions)
                                  Fiscal Second Quarter Ended
                                     June 27,     June 29,
                                      2004          2003

Basic net earnings per share    $      .83          .41
Average shares outstanding
  - basic                          2,968.2      2,967.7
Potential shares exercisable under
  stock option plans                 152.8        177.9
Less: shares which could be repurchased
  under treasury stock method       (130.5)      (144.6)
Convertible debt shares               14.8         14.9
Adjusted average shares
  outstanding - diluted            3,005.3      3,015.9
Diluted earnings per share       $     .82          .40

   The diluted  earnings per share calculation included
the   dilutive  effect  of convertible  debt  that  was
offset  by  the related decrease in  interest   expense
of  $3   million each  for  the  fiscal second quarters
ended June 27, 2004 and June 29, 2003, respectively.
    The  diluted earnings per share excluded 91 million
and 46 million shares related to options for the fiscal
second  quarters  ended June 27,  2004   and  June  29,
2003,  respectively, as the exercise  price per   share
of   these options was greater than the average  market
value,   resulting   in  an  anti-dilutive  effect   on
diluted  earnings per share.

The    following  is  a  reconciliation  of  basic  net
earnings per share
to diluted net earnings per share for the fiscal six months ended June 27, 2004 and June 29, 2003.

(Shares in Millions)
                                 Fiscal Six Months Ended
                                  June 27,      June 29,
                                   2004           2003

Basic net earnings per share $     1.67           1.11
Average shares outstanding
  - basic                       2,968.1        2,967.9
Potential shares exercisable under
  stock option plans              152.7          177.9
Less: shares which could be repurchased
  under treasury stock method    (131.2)        (145.5)
Convertible debt shares            14.8           14.9
Adjusted average shares
  outstanding - diluted         3,004.4        3,015.2
Diluted earnings per share    $    1.65           1.09

The  diluted   earnings per share calculation  included
the   dilutive  effect  of convertible  debt  that  was
offset  by  the related decrease in  interest   expense
of  $7  million each  for  the  first fiscal six months
ended June 27, 2004 and June 29, 2003, respectively.
    The  diluted earnings per share excluded 92 million
and  46 million shares related to options for the first
fiscal  six months ended June 27,  2004  and  June  29,
2003,  respectively, as the exercise  price per   share
of   these options was greater than the average  market
value,   resulting   in  an  anti-dilutive  effect   on
diluted  earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The   total  comprehensive income for the first  fiscal
six  months  ended  June  27, 2004  was  $5.0  billion,
compared  with $3.4  billion for  the  same  period   a
year  ago.   Total  comprehensive  income included  net
earnings,  net unrealized currency gains and losses  on
translation,  net  unrealized  gains  and   losses   on
available  for  sale securities  and   net  gains   and
losses  on  derivative instruments
qualifying and  designated  as cash  flow hedges.   The
following   table   sets  forth  the   components    of
accumulated other comprehensive income.

                                                          Total
                               Unrld            Gains/    Accum
                       For.    Gains/     Pens  (Losses)  Other
                       Cur.    (Losses)   Liab  on Deriv  Comp
                      Trans.   on Sec     Adj.  & Hedg    Inc/
                                                         (Loss)


December 28, 2003   $  (373)     27      (64)   (180)     (590)
2004 six months changes:
  Net change associated
   with current period
   hedging transactions   -       -        -     248
  Net amount reclassed to
   net earnings           -       -        -    (169)*
  Net six months
   changes              (75)     60        -      79        64

June 27, 2004       $  (448)     87      (64)   (101)     (526)

Note:   All amounts, other than foreign currency translation, are
net of tax. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in non-US subsidiaries.

*Primarily offset in net earnings by changes in value of the underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
There were no acquisitions in the fiscal first quarter of 2004. DePuy's Castings business was divested in the fiscal first quarter of 2004 and did not have a material effect on the Company's results of operations, cash flows or financial position.

                                 16
  On March 30, 2004, Johnson & Johnson acquired Merck's 50%
interest   in  the  Johnson  &  Johnson-Merck  Consumer
Pharmaceuticals     Co.    European    non-prescription
pharmaceutical  joint venture for a net purchase  price
of  $230  million. This resulted in Johnson  &  Johnson
acquiring  all  the  infrastructure  and  brand  assets
currently  managed by the European JV including  brands
contributed   by  Merck  (DOLORMIN  (r),  PEPCID   (r),
FRENADOL (r) and DACRYYO(r)) and those acquired by both
companies (through the acquisition of Woelm Pharma  and
Laboratoires Martin).
   On  May  18,  2004, Johnson & Johnson completed  the
acquisition  of  EGEA  Biosciences,  Inc.  through  the
exercise   of  the  option  to  acquire  the  remaining
outstanding stock not owned by Johnson & Johnson.  EGEA
Biosciences  has  developed  a  proprietary  technology
platform called Gene Writer, that allows for the  rapid
and  highly  accurate synthesis of DNA sequences,  gene
assembly,  and  construction of  large  synthetic  gene
libraries.
   On  June  18,  2004, Johnson & Johnson acquired  the
stock of Artemis Medical, Inc.  Artemis was a privately
held  company  founded  in 1999. Its  products  include
ultrasound and x-ray visible biopsy site breast markers
as well as hybrid markers.
  The total net cash paid for acquisitions in the first
fiscal six months of 2004 was $300 million.
   On  January  29,  2003, Johnson &  Johnson  acquired
certain  assets  of  Orquest, Inc.,  a  privately  held
biotechnology    company    focused    on    developing
biologically based implants for orthopaedic  and  spine
surgery.   Orquest's  principal  product,  HEALOS  Bone
Graft  Substitute, is designed to reduce the  time  and
pain associated with standard bone graft harvesting and
represents a therapeutic advance for patients requiring
bone  graft  material  for spine fusion.   The  Company
incurred  a  charge  for  IPR&D  of  approximately  $11
million before tax and $8 million after tax.
   On  February 10, 2003, Johnson & Johnson acquired
OraPharma, Inc., a specialty pharmaceutical company focused
on the development and commercialization of unique
therapeutics.  Orapharma's initial product, ARESTIN, is
the first locally administered, time-released antibiotic
encapsulated in microspheres that control the germs that
can cause periodontal disease.  The transaction was valued
at approximately $85 million, net  of  cash.
   On  March 28, 2003, Johnson & Johnson  acquired   3-
Dimensional  Pharmaceuticals, Inc., a company  with   a
technology platform focused  on the discovery and
development of potential new drugs in early  stage
development  for the treatment of cardiovascular disorders,
oncology and inflammation.  The  transaction  was  valued
at approximately  $88 million, net of cash.  The   Company
incurred  a  before and after tax charge for  IPR&D  of
approximately $7 million.
   On  April  17, 2003, Johnson & Johnson acquired  the
CORTAID(r)  brand business, the #3 brand in  the  anti-
itch treatment segment of the first aid category.   The
transaction was valued at approximately $37 million.
   On May 9, 2003, Johnson & Johnson acquired  Inscope,
an intraluminal multiple clip applier technology.  This
transaction was valued at $26 million.
                                 17

   On  April 29, 2003, Johnson & Johnson acquired Scios
Inc.,  a  biopharmaceutical  company  with  a  marketed
product   for   cardiovascular  disease  and   research
projects  focused on auto-immune diseases.   Scios  was
acquired  to strengthen the Company's business  in  key
therapeutic  areas  and technology  platforms.   Scios'
product  NATRECOR(r)  is  a novel  agent  approved  for
congestive  heart  failure and has several  significant
advantages  over  existing therapies.  The  transaction
was  valued at approximately $2.1 billion, net of cash,
and  the  Company incurred a charge for IPR&D  of  $730
million  before and after tax. The purchase  price  was
allocated  to the tangible and identifiable  intangible
assets acquired and liabilities assumed based on  their
estimated  fair  values at the acquisition  date.   The
excess  of  the purchase price over the fair values  of
assets and liabilities acquired was approximately  $440
million   and  was  allocated  to  goodwill.   Goodwill
associated  with this deal will not be  deductible  for
tax purposes.
   On  June  3,  2003, Johnson & Johnson acquired  Link
Spine  Group, Inc., a privately owned corporation  that
will  provide  the  Company  with  exclusive  worldwide
rights  to the SB Charite (tm) Artificial Disc for  the
treatment of spine disorders.  Under the terms  of  the
agreement,  the  Company paid a  $325  million  upfront
payment  with  further  contingent  payments  due  upon
achievement of regulatory and other milestones, and the
Company  incurred a charge for IPR&D  of  $170  million
before and after tax.  The purchase price was allocated
to  the  tangible  and identifiable  intangible  assets
acquired   and  liabilities  assumed  based  on   their
estimated  fair  values at the acquisition  date.   The
excess  of  the purchase price over the fair values  of
assets  and liabilities acquired was approximately  $84
million   and  was  allocated  to  goodwill.   Goodwill
associated with this deal will not be deductible for tax purposes.
   The supplemental pro forma information for the current interim period and the preceeding year per SFAS
No.  141,  "Business Combinations" and  SFAS  No.  142,
"Goodwill and Other Intangible Assets" are not provided as the impact of these aforementioned acquisitions did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At June 27, 2004, the Company had 21 stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting
for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date
of grant.
   As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," the following table shows the estimated effect on  net  income and
earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting
for Stock-Based   Compensation,"   to   stock-based
employee compensation.


                            18


(Dollars in Millions
Except Per Share Data)          Fiscal Second Quarter Ended
                             June 27, 2004    June 29, 2003
Net income,
 as reported                      $ 2,458         1,210
Less:
 Compensation
 expense(1)                            88            90
Pro forma                         $ 2,370         1,120
Earnings per share:
 Basic - as reported                 $.83          $.41
      - pro forma                     .80           .38
 Diluted - as reported               $.82          $.40
     - pro forma                      .79           .37

  (1) Determined under fair value based method for all awards, net of tax.


(Dollars in Millions
Except Per Share Data)           Fiscal Six Months ended
                             June 27, 2004   June 29, 2003
Net income,
 as reported                      $ 4,951         3,281
Less:
 Compensation
 expense(1)                           166           174
Pro forma                         $ 4,785         3,107
Earnings per share:
 Basic - as reported                $1.67         $1.11
      - pro forma                    1.61          1.05
 Diluted - as reported              $1.65         $1.09
     - pro forma                     1.59          1.04

  (1) Determined under fair value based method for all awards, net of tax.



















                            19


NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company's defined benefit retirement plans and other benefit plans for the fiscal second quarter of 2004 and 2003 include the following components:

(Dollars in Millions)
                        Retirement Plans   Other Benefit Plans
                            Fiscal Second Quarter ended
                    June 27,   June 29,   June 27,    June 29,
                       2004       2003       2004        2003
Service cost          $ 104         82         11           7
Interest cost           106         98         25          17
Expected return on
 plan assets           (127)      (124)         -          (1)
Amortization of prior
 service cost             3          4          -          (1)
Amortization of net
 transition asset         -         (1)         -           -
Recognized actuarial
 losses (gains)          59         17         11           1
Curtailments and
 settlements              -         1          -            -

Net  periodic benefit
 cost                 $ 145         77          47         23


Net periodic benefit costs for the Company's defined benefit retirement plans and other benefit plans for the first fiscal six months of 2004 and 2003 include the following components:

(Dollars in Millions)
                        Retirement Plans   Other Benefit Plans
                              Fiscal Six Months ended
                    June 27,   June 29,   June 27,    June 29,
                       2004       2003       2004        2003
Service cost          $ 212        163         24          14
Interest cost           225        196         51          35
Expected return on
 plan assets           (258)      (248)        (1)         (2)
Amortization of prior
 service cost             7          9         (1)         (2)
Amortization of net
 transition asset        (1)        (2)         -           -
Recognized actuarial
 losses (gains)         103         33         22           2
Curtailments and
 settlements              -          1          -           -

Net periodic benefit
 cost                 $ 288        152         95          47


Company Contributions
As  of June 27, 2004, the Company has contributed  $155
million  to  its U.S. retirement plans  in  2004.   The
Company has no statutory

                                 20
requirements to further fund U.S. retirement plans in 2004 and does not anticipate any further funding in 2004.

NOTE 12 - LEGAL PROCEEDINGS
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by existing amounts accrued in the Company's balance sheet under its self-insurance program and by third party product liability insurance.

     One group of cases against the Company concerns the Janssen Pharmaceutica product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID, in state and federal courts across the country. There are approximately 430 such cases currently pending, including the claims of approximately 5,900 plaintiffs.
In the active cases, 418 individuals are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over promotion.
In addition, Janssen and the Company have entered into agreements (tolling agreements) with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

     In September 2001, the first ten plaintiffs in the
Rankin   case,  which  comprises  the  claims  of   155
PROPULSID plaintiffs, went to trial in state  court  in
Claiborne   County,  Mississippi.  The  jury   returned
compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial.
On May 13, 2004, the Supreme Court of Mississippi reversed the verdicts against Janssen and the Company, and remanded the case to the trial court. The Supreme
Court found the joint trial of multiple plaintiffs' cases against Janssen was prejudicial and directed the trial court to return the cases of the individual plaintiffs for separate trials to their home counties.
A motion for rehearing filed by the plaintiffs is pending.

     In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users


                                21
for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. An effort to appeal that ruling has been denied. In June 2002, the federal judge presiding over the PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling, and other complaints filed against Janssen and the Company include class action allegations, which could be the basis for future attempts to have classes certified.

     On February 5, 2004, Janssen announced that it had reached an agreement in principle with the Plaintiffs
Steering Committee (PSC), of the PROPULSID Federal
Multi-District Litigation (MDL), to resolve federal lawsuits related to PROPULSID. There are approximately
4,000 individuals included in the Federal MDL of whom approximately 300 are alleged to have died from use of the drug. The agreement becomes effective once 85 percent of the death claims, and 75 percent of the remainder, agree to the terms of the settlement. In addition, 12,000 individuals who have not filed lawsuits, but whose claims are the subject of tolling agreements suspending the running of the statutes of limitations against those claims, must also agree to participate in the settlement before it will become effective. Those agreeing to participate in the settlement will submit medical records to an independent panel of physicians who will determine whether the claimed injuries were caused by PROPULSID and otherwise meet the standards for compensation. If those standards are met, a court-appointed special master will determine compensatory damages. If the agreement becomes effective, Janssen will pay as compensation a minimum of $69.5 million and a maximum of $90 million, depending upon the number of plaintiffs who enroll in the program. Janssen will also establish an administrative fund not to exceed $15 million, and will pay legal fees to the PSC up to $22.5 million, subject to court approval.

     With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance accruals and third party product liability insurance with respect to these cases. In communications to the Company, the excess insurance carriers have raised certain defenses to their liability under the policies and to date have declined to reimburse Janssen and the Company for PROPULSID-related costs despite demand for payment.
However, in the opinion of the Company, those defenses are pro forma and lack substance and the carriers will honor their obligations under the policies either voluntarily or after litigation. In March 2004, the Company commenced arbitration against Allianz
Underwriters Insurance Company, which issued the first layer of applicable excess insurance coverage, to obtain reimbursement of PROPULSID-related costs.

                                22


 The Company's Ethicon, Inc. subsidiary has over the last several years had a number of claims and lawsuits filed against it relating to VICRYL sutures. The actions allege that the sterility of VICRYL sutures was compromised by inadequacies in Ethicon's systems and controls, causing patients who were exposed to these sutures to incur infections which would not otherwise have occurred. Ethicon on several occasions recalled batches of VICRYL sutures in light of questions raised about sterility but does not believe any contamination of suture products in fact occurred. In November 2003, a trial judge in West Virginia certified for class treatment all West Virginia residents who had VICRYL sutures implanted during Class I or II surgeries from May 1, 1994 to December 31, 1997. The certification is subject to later challenge following the conclusion of discovery. An October 2004 trial date has been set in this matter and Ethicon has been and intends to continue vigorously defending against the claims.

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



                                23
     In January 2003, Cordis filed an additional patent infringement action against Boston Scientific in Delaware Federal Court accusing its Express2 and TAXUS stents of infringing one of the Cordis patents involved in the earlier actions against Boston Scientific and Medtronic AVE. In February 2003, Cordis moved in that action for a preliminary injunction seeking to bar the introduction of the TAXUS stent based on that patent.
On November 21, 2003, the district judge denied that request for a preliminary injunction and that decision was affirmed by the Court of Appeals for the Federal
Circuit in May 2004. Cordis also has pending in Delaware Federal Court another action against Medtronic
AVE accusing Medtronic AVE of infringement by sale of stent products introduced by Medtronic AVE subsequent to its GFX and MicroStent products, the subject of the earlier action referenced above.

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

Patent Litigation Against Various Johnson & Johnson
Operating Companies

     The   products  of  various  Johnson   &   Johnson
operating  companies are the subject of various  patent
lawsuits, which could potentially affect the ability of
those  operating companies to sell those  products,  or
require   the  payment  of  past  damages  and   future
royalties.  The  following  chart  summarizes   various
patent   lawsuits  concerning  important  products   of
Johnson & Johnson operating companies:














                            24

Product   J&J    Patents  Plaintiff/  Court      Trial   Date
         Operat-            Patent               Date    Filed
          ing               Holder
         Company
Stents   Cordis  Jang     Boston      D.Del.    6/13/05  3/03
                          Scientific
                          Corporation

Drug     Cordis  Ding     Boston      D.Del.    6/13/05  4/03
Eluting                   Scientific
Stents                    Corporation

Drug     Cordis  Kung     Boston      D.Del.   10/17/05  12/03
Eluting          Grainger Scientific
Stents                    Corporation

Stents   Cordis  Rockey   Arlaine     S.D.Fla.  TBD      7/02
                          and Gena
                          Rockey
                          Inc.

Stents   Cordis  Boneau   Medtronic   D.Del.    TBD      4/02
                          Inc.

Two-     Cordis  Kastenh  Boston      N.D.Cal.  TBD      2/02
layer            ofer     Scientific
Catheters        Forman   Corporation

Remicade Centocor Cerami  Rockefeller E.D.Tex.  TBD      4/04
                          University
                          and
                          Chiron
                          Corporation

Two-     Cordis  Kastenh  Boston      Belgium   9/7/04   12/03
layer   (Belgium  ofer    Scientific
Cath-                     (Schneider)
ers

Stents   Cordis  Israel   Medinol     Multiple  1st      5/2003
                                      E.U.      trial    -
                                      juris-    Netherl  5/2004
                                      dictions  ands
                                                Jan
                                                2005


     With respect to all of these matters, the Johnson
& Johnson operating company involved is vigorously defending against the claims of infringement and disputing where appropriate the validity and enforceability of the patent claims asserted against it.

Litigation Against Filers of Abbreviated New Drug
Applications (ANDAs)

     The following chart indicates lawsuits pending against generic firms that filed Abbreviated New Drug
Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non- infringement, invalidity and unenforceability of these patents. In the event the subsidiary of the Company involved is not successful in these actions, the firms involved will then introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company's subsidiary.




                                 25
                     Patent/ND  Generic          Trial   Date
Brand Name Product   A Holder   Challenger Court Date    Filed

Aciphex              Eisai      Teva      SDNY  TBD     11/20/03

20 mg delay release  (for       Dr.       SDNY  TBD     11/17/03
tablet               Janssen)   Reddy's
                                Mylan     SDNY  TBD     01/28/04

Ditropan XL          Ortho      Mylan     DWV   02/08/05 05/02/03
                     McNeil,
5, 10, 15 mg         ALZA       Impax     NDCal TBD     09/04/03
controlled release
tablet
Duragesic            Janssen,   Mylan     D Vt  08/25/03 01/25/02
25, 50, 75, 100      ALZA
micrograms/hr patch
Levaquin Tablets     Daiichi,   Mylan     DWV   05/24/04 02/22/02
                     JJPRD,
250, 500, 750 mg     Ortho      Teva      DNJ   TBD     06/11/02
tablets              McNeil
Levaquin Injectable  Daiichi,   Bedford/  DNJ   TBD     03/24/03
Single use vials and JJPRD,     Ben
5 ml/mg premix       Ortho      Venue
                     McNeil
                                Sicor     DNJ   TBD     12/15/03
                                (Teva)
Levaquin Injectable  Daiichi,   American  DNJ   TBD     12/19/03
Single use vials     JJPRD,     Pharmace
                     Ortho      uti-cal
                     McNeil     Partners
Quixin Opthalmic     Daiichi,   Hi-Tech   DNJ   TBD     12/18/03
Solution             Ortho      Pharmacal
(Levofloxacin)       McNeil
Opthalmic solution
Ortho Tri-cyclen LO  Ortho      Barr      DNJ   TBD     10/01/03
0.18 mg/0.025 mg,    McNeil
0.215 mg/0.025 mg
and 0.25 mg/0.025 mg
Risperdal Tablets    Janssen    Mylan     DNJ   TBD     12/29/03

..25, 0.5, 1, 2, 3, 4            Dr.       DNJ   TBD     12/29/03
mg tablets                      Reddy's
Sporanox             Janssen    Eon Labs  EDNY  05/17/04 04/15/01
100 mg capsule
Topamax              Ortho      Mylan     DNJ   TBD     04/12/04
25, 100, 200 mg      McNeil
tablet
Ultracet             Ortho      Kali      DNJ   TBD     11/25/02
37.5 tram/325 apap   McNeil     (Par)
tablet
                                Teva      DNJ   TBD     02/25/04


     In the Duragesic matter referenced above, the district court in March 2004 found ALZA's patent valid, enforceable and infringed by Mylan's generic. Mylan is appealing that ruling. In June 2004, FDA ruled that Mylan's ANDA would be subject to ALZA's period of pediatric exclusivity ending in January 2005. In late
June, Mylan filed actions against FDA seeking to require the agency to grant it approval to market on July 24, 2004, the day after the Duragesic patent expires, in both the federal district and circuit courts for the District of Columbia. ALZA and Janssen are seeking to intervene in Mylan's actions against the FDA, and to provide support for the agency's action.

     In the action against Mylan involving Levaquin, post-trial papers following the second phase of the trial were submitted to the district court in July and a decision is expected in the fourth quarter of this year.

     In the action against Eon Labs involving Sporanox,
the district court ruled on July 28, 2004 that
Janssen's patent was valid but not infringed by Eon's
generic.  Janssen will appeal this ruling to the Court
of Appeals for the Federal Circuit.
                               26
     In the action against Kali involving Ultracet, Kali has moved for summary judgment on the issues of infringement and invalidity. The briefing on that motion was completed in July 2004 and a decision is expected in the fourth quarter of this year. With respect to claims other than that at issue in the litigation against Kali, Ortho-McNeil has filed a reissue application in the U.S. Patent and Trademark
Office seeking to narrow the scope of the claims.

     In the action against  Mylan involving Ditropan
XL, Mylan recently moved for summary judgment on the issues of non-infringement and invalidity.

     With respect to all of the above matters, the Johnson & Johnson operating company involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.

Average Wholesale Price (AWP) Litigation

     Johnson & Johnson and its pharmaceutical operating companies, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average
Wholesale Price ("AWP") for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre- trial purposes in a Multi-District Litigation
(MDL) in federal court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP.

     Ethicon Endo-Surgery, Inc., a Johnson & Johnson
operating company which markets endoscopic surgical
instruments, and the Company, are named defendants in a
North Carolina state court class action lawsuit
alleging AWP inflation and improper marketing
activities against TAP Pharmaceuticals. Ethicon Endo-
Surgery, Inc. is a defendant based on claims that
several of its former sales representatives are alleged
to have been involved in arbitrage of a TAP drug. The
allegation is that these sales representatives
persuaded certain physicians in states where the drug's
price was
low to purchase from TAP excess quantities of the drug
and then resell it in states where its price was
higher. Ethicon Endo- Surgery, Inc. and the Company
deny any liability for the claims made against them in
this case and are vigorously defending against it. On
April 24, 2003, the trial judge certified a national
class of purchasers of the TAP product at issue.  On
July 6, 2004, that class was decertified by the North
Carolina Court of Appeals and the matter remanded to
the trial court for additional consideration.
                                27


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

     On December 8, 2003, the Company's Ortho-McNeil
Pharmaceutical unit received a subpoena from the United
States Attorney's office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off- label marketing, of the drug TOPAMAX
(topiramate) which is approved for anti-epilepsy therapy. Ortho-McNeil is cooperating in responding to the subpoena.

     On  January  20, 2004, the Company's Janssen  unit
received  a  subpoena from the Office of the  Inspector
General  of  the  United  States  Office  of  Personnel
Management  seeking documents concerning  any  and  all
payments  to  physicians in connection with  sales  and
marketing  of, and clinical trials for, RISPERDAL  from
1997  to 2002. Janssen is cooperating in responding  to
the subpoena.
                                28
     In April 2004, the Company's pharmaceutical units were requested to submit information to the Senate
Finance Committee on their use of the "nominal pricing exception" in calculating Best Price under the Medicaid
Rebate Program. This request was sent to manufacturers for the top twenty drugs reimbursed under the Medicaid
Program.

     On July 27, 2004, the Company received a letter request from the New York State Attorney General's
Office for documents pertaining to marketing, off-label sales and clinical trials for Topamax, Risperdal, Procrit, Reminyl, Remicade and Aciphex. The Company is responding to the request.

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


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For  the  first  fiscal six months of  2004,  worldwide
sales  were  $23.0 billion, an increase of  14.3%  over
2003  first  fiscal six month sales of  $20.2  billion.
The impact of foreign currencies accounted for 4.0%  of
the total reported fiscal six month increase.
                                 29
   Sales  by U.S. companies were $13.6 billion  in  the
first  fiscal six months of 2004, which represented  an
increase  of  12.1%  over the same  period  last  year.
Sales by international companies were
$9.4  billion, which represented an increase of  17.8%,
of which 10.0% was due to currency fluctuations.
    All  geographic areas throughout the  world  posted
sales  increases during the first fiscal six months  of
2004  as sales increased 17.5% in Europe, 18.7% in  the
Western  Hemisphere (excluding the U.S.) and  17.9%  in
the  Asia-Pacific,  Africa region.  These  sales  gains
include  the  positive impact of currency  fluctuations
between  the  U.S.  dollar and  foreign  currencies  in
Europe  of  11.6%, in the Western Hemisphere (excluding
the  U.S.)  of  5.5%  and in the  Asia-Pacific,  Africa
region of 8.6%.
    For   the  fiscal second quarter of 2004, worldwide
sales  were   $11.5 billion, an increase of 11.1%  over
2003  fiscal  second quarter sales of   $10.3  billion.
The   impact of  foreign currencies accounted  for 2.6%
of  the  total  reported  fiscal  second  quarter  2004
increase.
   Sales  by  U.S. companies were $6.7 billion  in  the
fiscal   second quarter  of 2004, which represented  an
increase  of 9.1%. Sales   by  international  companies
were   $4.8  billion,   which represented  an  increase
of  14.1%,  of   which   6.3%  was   due   to  currency
fluctuations.
   All geographic areas throughout the world posted sales increases during the fiscal second quarter of 2004 as sales increased 13.4% in Europe, 12.1% in the Western Hemisphere (excluding the U.S.) and 16.6% in the Asia-Pacific, Africa region. These sales gains include the positive impact of currency fluctuations between the U.S. dollar and foreign currencies in Europe of 7.4%, in the Western Hemisphere (excluding the U.S.) of
0.5% and in the Asia-Pacific, Africa region of 6.8%.



Analysis of Sales by Business Segments

Consumer
    Consumer  segment  sales in the  first  fiscal  six
months of 2004 were  $4.0 billion, an increase of 12.1%
over   the  same  period  a  year  ago  with  8.1%   of
operational  growth and a positive currency  impact  of
4.0%.  U.S.  Consumer segment sales increased  by  7.0%
while international sales gains of 17.9% included a positive currency impact of 8.6%.

Major  Consumer  Franchise Sales  -  First  Fiscal  Six
Months

                                   Total   Operations  Currency
                2004      2003    %Change   %Change    %Change

OTC  &
 Nutritionals  1,096     $ 935     17.2%     14.8%      2.4%
Skin  Care     1,071       913     17.3      11.9       5.4
Women's Health   716       657      9.1       4.0       5.1
Baby & Kids
 Care            703       634     10.8       5.5       5.3

                            30
    Consumer segment sales in the fiscal second quarter
of  2004 were  $2.0 billion, an increase of 10.0%  over
the  same  period a year ago with 7.5%  of  operational
growth and a positive currency
impact  of  2.5%. U.S. Consumer segment sales increased
by  6.0%  while  international  sales  gains  of  14.1%
included a positive currency impact of 5.1%.

Major Consumer Franchise Sales - Fiscal Second Quarter

                                   Total   Operations  Currency
                2004      2003    %Change   %Change    %Change

OTC  &
 Nutritionals  $ 532     $ 448     18.9%     16.7%       2.2%
Skin  Care       509       448     13.6      10.2        3.4
Women's Health   368       344      7.0       4.1        2.9
Baby & Kids
 Care            360       331      8.8       5.2        3.6

   Consumer  segment sales growth in the fiscal  second
quarter was attributable to strong sales performance in
the  major franchises in this segment including  McNeil
Over-The-Counter and Nutritional products,  Skin  Care,
Women's  Health and Baby & Kids Care. McNeil  Over-The-
Counter  and Nutritional products growth was driven  by
the  acquisition  of the remaining  50%  stake  in  the
Johnson  &  Johnson-Merck Consumer Pharmaceuticals  Co.
non-prescription pharmaceuticals joint venture, and the
continued  growth  of  SPLENDA(r)  Tabletop  brand   no
calorie sweetener, partially offset by the sale of the SPLENDA(r)ingredients business on April 2, 2004. The
Skin Care franchise sales growth was attributed to NEUTROGENA(r),AVEENO(r), RoC(r) and CLEAN & CLEAR(r).
New products launched in the first half of 2004 have continued to be the primary driver of growth. The Baby
& Kids Care franchise growth was led by new products, the continued strength of BabyCenter and the sales growth of Balmex(r) Diaper Rash Ointment, which was acquired in 2003.
   In February 2004, the Company announced an agreement with Tate & Lyle related to the production of sucralose and the SPLENDA brand. This transaction was completed on April 2, 2004 and resulted in the Company being responsible for the worldwide sales and marketing of the tabletop category of SPLENDA(r), with Tate & Lyle responsible for the manufacturing of sucralose and the marketing of ingredient sales. This transaction had no significant impact on financial results.


Pharmaceutical
   Pharmaceutical segment sales in the first fiscal six
months of 2004 were $10.8 billion, an increase of 13.1%
over  the  same  period a year ago with 10.0%  of  this
change  due to operational increases and the  remaining
3.1%  increase  related  to  the  positive  impact   of
currency.   The U.S. Pharmaceutical sales increase  was
11.4% and the growth in international Pharmaceutical sales was 16.9% which included 9.9% related to the positive impact of currency.



                            31


Major Pharmaceutical Product Sales - First Fiscal Six
Months

                                    Total   Operations Currency
                       2004  2003  %Change   %Change   %Change
PROCRIT(r)/EPREX(r)  $1,852 $2,012  (8.0%)   (10.8%)     2.8%
RISPERDAL(r)          1,458  1,256   16.1      11.4      4.7
DURAGESIC(r)          1,011    776   30.3      25.5      4.8
REMICADE(r)           1,003    830   20.9      20.9      0.0
Hormonal Contra-
ceptives                671    555   20.8      19.6      1.2
TOPAMAX(r)              663    494   34.2      31.7      2.5
LEVAQUIN(r)/FLOXIN(r)   651    571   14.0      14.1     (0.1)


    Pharmaceutical segment sales in the  fiscal  second
quarter of 2004 were $5.4 billion, an increase of 11.1%
over  the  same  period a year ago with  9.1%  of  this
change  due to operational increases and the  remaining
2.0%  increase  related  to  the  positive  impact   of
currency.   The U.S. Pharmaceutical sales increase  was
11.1% and the growth in international Pharmaceutical sales was 11.1% which included 6.0% related to the positive impact of currency.

Major Pharmaceutical Product Sales - Fiscal Second
Quarter

                                    Total   Operations Currency
                       2004  2003  %Change   %Change   %Change
PROCRIT(r)/EPREX(r)   $ 875 $1,015  (13.8%)  (15.6%)    1.8%
RISPERDAL(r)            727    655   10.9      7.9      3.0
DURAGESIC(r)            557    381   46.2     42.7      3.5
REMICADE(r)             539    421   28.2     28.2      0.0
Hormonal Contra-
ceptives                366    287   27.6     26.9      0.7
TOPAMAX(r)              335    263   27.5     26.0      1.5
LEVAQUIN(r)/FLOXIN(r)   269    273   (1.5)    (1.2)    (0.3)



   Included  in second quarter results was the  benefit
from   adjustments  related  to  previously   estimated
performance-based  rebate allowances  in  managed  care
contracts.   These adjustments were  made  based  on  a
review  of  actual performance levels  as  achieved  by
customers  compared  to  expected  performance  levels.
These   favorable  adjustments  added  over   2.0%   to
pharmaceutical segment operational growth in the fiscal
second quarter 2004.
    The  vast majority of the impact of this adjustment
was in the hormonal contraceptive franchise.  Adjusting
for  the  impact of this change, sales in this category
declined  by  approximately 2.0%, which was  consistent
with  the  expected  impact from  generic  competition.
ORTHO  EVRA(r) (norelgestromin/ethinyl estradiol),  the
first contraceptive patch approved by the FDA, as  well
as    ORTHO    TRI-CYCLEN(r)LO    (norgestimate/ethinyl
estradiol), both had strong performance in  the  fiscal
second quarter 2004.
    Pharmaceutical segment sales growth  was  adversely
affected  by  the sales decline of PROCRIT(r)  (Epoetin
alfa)  and  EPREX(r) (Epoetin alfa)  due  to  increased
competition.  Combined, PROCRIT (r)(sold in  the  U.S.)
and EPREX(r)(sold internationally) sales declined 13.8%
in the fiscal second quarter of 2004 versus the
                                 32
same  period  a year ago.  Sales of PROCRIT(r)  in  the
fiscal  second quarter were down 17.6% versus the  same
period last year.  However, on a unit basis, PROCRIT(r)
actually  grew slightly when compared with  the  fiscal
second quarter 2003.
   RISPERDAL(r) (risperidone), a medication that treats
the  symptoms  of schizophrenia, fueled by RISPERDAL(r)
CONSTA(tm)  grew by 10.9% in the fiscal second  quarter
2004.  REMICADE(r)  (infliximab),  a  novel  monoclonal
antibody therapy indicated to treat Crohn's disease and
rheumatoid   arthritis,  continued  to   maintain   its
leadership  position in the growing  Anti-TNF-a  (tumor
necrosis  factor alpha) market. TOPAMAX(r) (topiramate)
had strong growth over the same period a year ago.
   Net sales for DURAGESIC(r) (fentanyl transdermal
systems) in the U.S. were positively impacted by the
filling of back orders that had adversely affected
first quarter performance.  On March 25, 2004 a U.S.
District Court upheld the validity of the DURAGESIC(r)
product patent guaranteeing that generic competition
could not occur prior to July 23, 2004.  The Company
submitted the judge's order to the U.S. Food and Drug
Administration (FDA) with a request that the six-month
pediatric extension granted in 2003 for DURAGESIC(r) be
honored.  In June 2004, the FDA ruled that the six-
month extension is valid through January 2005.  Mylan
is challenging FDA's decision in both the federal
district and circuit courts of the District of
Columbia.
   Growth  was also achieved in DOXIL(r) (doxorubicin),
an   anti-cancer  treatment,  REMINYL(r)   (galantamine
(HBr)),  a treatment for patients with mild to moderate
Alzheimer's  disease, and NATRECOR(r) (nesiritide),  to
treat      acute     congestive     heart      failure.
CONCERTA(r)(methylphenidate HCI) sales continued to grow despite the current absence of patent exclusivity in the U.S. At present, the FDA has not approved any generic that is substitutable for CONCERTA(r).

Medical Devices and Diagnostics
   Medical Devices and Diagnostics segment sales in the
first  fiscal six months of 2004 were $8.2 billion,  an
increase of 17.1% over the same period a year ago  with
12.0%  of this change due to operational increases  and
the  remaining  5.1% increase related to  the  positive
impact  of  currency.   The U.S.  Medical  Devices  and
Diagnostics sales increase was 15.9% and the growth in international Medical Devices and Diagnostics sales was 18.5% which included 10.7% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales -
First Fiscal Six Months

                                    Total   Operations Currency
                       2004  2003  %Change   %Change   %Change
DePuy                $1,678 $1,487  12.8%      8.4%      4.4%
Cordis                1,541  1,020  51.2      46.4       4.8
Ethicon               1,397  1,302   7.3       1.1       6.2
Ethicon Endo-Surgery  1,375  1,272   8.1       3.2       4.9
LifeScan                820    678  20.9      16.3       4.6
Vision Care             731    616  18.6      12.4       6.2
Ortho-Clinical
 Diagnostics            619    581   6.6       1.6       5.0
                                 33

Medical  Devices and Diagnostics segment sales  in  the
fiscal  second  quarter of 2004 were $4.1  billion,  an
increase of 11.8% over the same period a year ago  with
8.3%  of  this change due to operational increases  and
the  remaining  3.5% increase related to  the  positive
impact  of  currency.   The U.S.  Medical  Devices  and
Diagnostics sales increase was 7.1% and the growth in international Medical Devices and Diagnostics sales was 17.0% which included 7.3% related to the positive impact of currency.


Major Medical Devices and Diagnostics Franchise Sales -
Fiscal Second Quarter

                                    Total   Operations Currency
                       2004  2003  %Change   %Change   %Change

DePuy              $   839 $  748   12.2%      9.0%      3.2%
Cordis                 664    599   10.8       8.0       2.8
Ethicon                716    673    6.3       2.1       4.2
Ethicon Endo-Surgery   710    649    9.5       6.1       3.4
LifeScan               420    330   27.2      24.3       2.9
Vision Care            377    317   18.9      13.8       5.1
Ortho-Clinical
 Diagnostics           317    294    7.6       4.1       3.5

    DePuy franchise growth in the fiscal second quarter
was   primarily   due  to  DePuy's  orthopaedic   joint
reconstruction  products including the shoulder,  ankle
and  knee  product lines.  Strong performance was  also
reported  in   the area of spine.  The positive  growth
was  negatively  impacted by the sale of  the  Castings
business in the first quarter of 2004.
    Cordis  growth  was achieved in  the  endovascular,
Biosense   Webster  and  cardiology  businesses.    The
primary  driver  of the sales growth in the  cardiology
business  was  international  sales  of  the  CYPHER(r)
Sirolimus-eluting  Stent.   This  was  the  first  full
quarter   with  a  competitive  product  in  the   U.S.
marketplace, and U.S. sales of CYPHER(r) grew  by  1.0%
over the second quarter of 2003.
    On  April  2, 2004, Cordis Cardiology  Division  of
Cordis   Corporation,  a  Johnson  &  Johnson  Company,
received  a  warning  letter  from  the  FDA  regarding
observations  concerning  Good  Manufacturing  Practice
regulations.  These observations followed standard post-
approval  site inspections completed in 2003, including
sites  involved in the production of the CYPHER  stent.
The  company's  management has submitted  its  response
plan to the FDA.
     Ethicon  franchise growth was  related  to  strong
sales  of  VICRYL          (r)(polyglactin  910)   PLUS
antibacterial coated sutures, as well as  new  products
such  as the Multipass needle introduced in April 2004.
Ethicon  Endo-Surgery franchise experienced  growth  in
Endocutter   sales  that  include  products   used   in
performing bariatric procedures, an important focus for the franchise. This growth was negatively impacted by the sale of the vascular access business in the fiscal second quarter of 2003.


                                 34
   LifeScan franchise growth was due to increased sales
of  the OneTouch(r) Ultra(r) brand in both the U.S  and
international
markets.   Vision  Care franchise  growth  was  led  by
continued  success in the Japanese market  as  well  as
strong   growth  in  the  U.S.  market   led   by   the
introduction    of    Acuvue(r)    Advance(tm)     with
HydraClear(tm), a silicone hydrogel material launched nationwide in January 2004.


Cost of Goods Sold and Selling, General and
Administrative Expenses
Consolidated  costs of goods sold for the first  fiscal
six  months  of 2004 increased to 28.3% from  28.2%  of
sales  over  the same period a year ago.  The  cost  of
goods  sold for the fiscal second quarter of  2004  was
27.5% of sales.  The cost of goods sold as a percentage
of  sales  in  the fiscal second quarter  of  2003  was
28.7%.   The  favorable  change in  the  second  fiscal
quarter  of  2004 was primarily in the Medical  Devices
and  Diagnostics  segment,  related  to  positive  mix,
divestiture  of low gross margin businesses,  and  cost
containment activities across all segments.
   Consolidated   selling, general and   administrative
expenses  for  the  first fiscal  six  months  of  2004
increased  10.6%  over  the same  period  a  year  ago.
Consolidated   selling,  general   and   administrative
expenses  as a percent  to  sales for the first  fiscal
six  months of 2004  were  31.9% versus  33.0%  for the
same   period   a   year  ago,  which  represented   an
improvement  of  1.1%  as  a percent  of  sales.   This
improvement was primarily due to the Company's focus on
managing expenses.
    Consolidated  selling, general  and  administrative
expenses  for  the  fiscal  second  quarter   of   2004
increased 9.3% over the same period a year ago.   As  a
percent  to  sales, selling, general and administrative
expenses decreased from 32.9% in the second quarter  of
2003  to  32.3%  in the second quarter of  2004.   This
improvement   was   primarily   attributable   to   the
pharmaceutical segment and reflected ongoing efforts to control costs and leverage expenses.


Research & Development
Research activities represent a significant part of the
Company's business.  These expenditures relate  to  the
development  of new products, improvement  of  existing
products,  technical support of products and compliance
with governmental regulations for the protection of the
consumer.  Worldwide costs of research  activities, for
the first fiscal six months of 2004 were $2.3
billion,  an increase of 12.9% over the same  period  a
year  ago.   Research and development spending  in  the
fiscal second quarter of 2004 was $1.2 billion, an increase of 9.2% over the fiscal second quarter of 2003.


In-Process Research & Development
In the fiscal second quarter of 2003, the Company
recorded In-process Research & Development (IPR&D)
charges of $900 million before and after tax related to
acquisitions.  These acquisitions included Scios Inc.
and the Link Spine Group, Inc.  Scios Inc. is a
biopharmaceutical company with a marketed product for
                                 35
cardiovascular disease and research projects focused on
auto-immune diseases.  Link Spine Group, Inc. was
acquired to provide the Company with exclusive
worldwide rights to the SB Charite Artificial Disc for
the treatment of spine disorders.
    In  the  fiscal  first quarter of 2003, the Company
recorded   IPR&D  charges  of  $15  million  after  tax
($18  million  before  tax)  related  to  acquisitions.
These  acquisitions included certain assets of Orquest,
Inc.,  a  privately-held biotechnology company  focused
on    developing  biologically-based    implants    for
orthopaedics    spine   surgery    and    3-Dimensional
Pharmaceuticals, Inc.,  a  company  with  a  technology
platform   focused  on  the discovery  and  development
of potential new drugs in early stage development for the treatment of cardiovascular diseases, oncology and inflammation.

Other (Income) Expense, Net
Other   (income)  expense  included  gains  and  losses
related  to  the
sale and write-down of certain equity securities of the
Johnson  &
Johnson    Development  Corporation,  losses   on   the
disposal of  fixed
assets,   currency  gains & losses, minority interests,
litigation
settlement   expense  as  well as royalty  income.  The
unfavorable change in other (income) expense in both the first fiscal six months of 2004 and the fiscal second quarter of 2004 as compared to the same periods a year ago was due primarily to the gain associated with a business divestiture in the fiscal second quarter of 2003.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a  percent
to  sales  in the first fiscal six months of  2004  was
20.5%  versus 21.7% over the same period  a  year  ago.
This  decrease  was  primarily  due  to  ongoing  costs
associated with a plant closure and investment spending
in  developing  markets  outside  the  U.S.   Operating
profit as a percent to sales in the fiscal second quarter of 2004 was 19.1% versus 20.5% over the same period a year ago. This decrease was due to increased investment spending related to OTC brands.

Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent to sales in the first fiscal six months of 2004
was 38.8% versus 30.9% over the same period a year ago.
Excluding IPR&D charges, operating profit as a  percent
to  sales  in the first fiscal six months of  2003  was
38.6%.   Operating profit as a percent to sales in  the
fiscal  second quarter of 2004 was 38.8%  versus  22.3%
over the same period a year ago. Excluding IPR&D charges, operating profit as a percent to sales in the fiscal second quarter of 2003 was 37.3%. The increase in 2004 was due to cost containment activities.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent to sales in the first fiscal six months of 2004 was 25.9% versus 20.0% over the same period a year ago. Excluding

                                 36
IPR&D  charges, operating profit as a percent to  sales
in  the  first  fiscal six months of  2003  was  22.6%.
Operating  profit as a percent to sales in  the  fiscal
second quarter of 2004 was 26.0% versus 18.5% over  the
same  period  a  year  ago.  Excluding  IPR&D  charges,
operating  profit as a percent to sales in  the  fiscal
second quarter of 2003 was 23.2%.  The increase in 2004
was   due  to  favorable  sales  mix,  the  impact   of
divestitures of low gross margin businesses and cost containment activities.

Interest (Income) Expense
Interest income decreased in both the first fiscal six months and fiscal second quarter of 2004 as compared to the same periods a year ago. The decrease was due to a decline in the average rate on investments partially offset by a higher average cash balance. The cash balance including marketable securities at the end of the fiscal second quarter of 2004 was $10.8 billion, which was
$2.9 billion higher than the same period a year ago.
    Interest expense increased in both the first fiscal six months and fiscal second quarter of 2004 as compared to the same periods a year ago. The increase was due to the conversion of short term loans and notes payable to ten and twenty year debentures at a higher rate of interest.

Provision For Taxes on Income
The  worldwide effective income tax rates for the first
fiscal  six  months of 2004 and 2003  were  28.6%   and
34.2%. The decrease in the effective tax rate for the first fiscal six months of 2004 compared with the same period a year ago was due to acquisition related IPR&D charges that are non-deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including   working   capital,  capital   expenditures,
acquisitions,  share repurchases,  dividends  and  debt
repayments.   In the first fiscal six months  of  2004,
cash flow from operations was $4.8 billion, an increase
of $1.1 billion over
the   same  period  a  year  ago.   The  major   factor
contributing to the
increase in cash generated from operations was from a net income increase of $0.8 billion, net of the non-cash impact of 2003 IPR&D charges. Net cash used by investing activities decreased by $1.9 billion versus the same period a year ago due to a decrease in acquisition activity offset by an increase in the purchase of investments. Net cash used by financing activities increased by $2.6 billion primarily due to a decrease in proceeds from short and long term debt.

Dividends
On   April 22, 2004, the Board of Directors declared  a
regular cash dividend  of  $0.285  per  share,  payable
on   June  8,  2004  to shareholders  of  record as  of
May  18, 2004. This represented an increase  of   18.8%
and   was the 42nd consecutive  year  of  cash dividend
increases.


                                 37
   On July 20, 2004, the Board of Directors declared a regular cash dividend of $0.285 per share, payable on September 7, 2004 to shareholders of record as of August 17, 2004. The Company expects to continue the practice of paying regular cash dividends.

OTHER INFORMATION
New Accounting Standards
In January 2003, the FASB issued FIN 46, "Consolidation
of  Variable  Interest Entities - an interpretation  of
ARB No. 51", and in December 2003, issued a revised FIN
46(R),  "Consolidation of Variable Interest Entities  -
an interpretation of ARB No. 51", both of which address
consolidation  of  variable interest entities.  FIN  46
expanded  the criteria for consideration in determining
whether   a   variable  interest   entity   should   be
consolidated   by  a  business  entity,  and   requires
existing   unconsolidated  variable  interest  entities
(which include, but are not limited to, Special Purpose
Entities, or SPEs) to be consolidated by their  primary
beneficiaries  if  the  entities  do  not   effectively
disperse    risks   among   parties   involved.    This
interpretation was immediately applicable to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 did not have a material effect on the Company's results of operations, cash flows or financial position. FIN 46 is applicable in 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of this portion of FIN 46 did not have a material effect on the results of operations, cash flows and financial position of the Company.

In  December 2003, the FASB issued FASB Staff  Position
(FSP)   FAS   No.  106-1,  "Accounting  and  Disclosure
Requirements Related to the Medicare Prescription Drug,
Improvement  and Modernization Act of 2003",  which  is
effective for interim or annual financial statements of
fiscal years ending after December 7, 2003. The Company
elected to defer adoption of FSP FAS No. 106-1 until
authoritative  guidance was issued, as allowed  by  the
Standard. This guidance was issued by the FASB  in  May
2004 via FSP FAS No. 106-2.  The Company will adopt FSP
FAS No. 106-1 and 106-2 in the fiscal third quarter  of
2004,  as  allowed by the Standards.  This adoption  is
not expected to have a material effect on the Company's
results   of   operations,  cash  flows  or   financial
position.

In  July  2004 the FASB ratified the EITF consensus  on
Issue  02-14,  "Whether an Investor  should  Apply  the
Equity  Method of Accounting to Investments Other  Than
Common Stock".  The Company will adopt EITF Issue 02-14
in  the  fourth quarter of 2004, as prescribed  by  the
Standard.   This  adoption is not expected  to  have  a
material effect on the Company's results of operations, cash flows and financial position.

Economic and Market Factors
Johnson  & Johnson is aware that its products are  used
in  an  environment  where, for  more  than  a  decade,
policymakers,  consumers and businesses have  expressed
concern  about the rising cost of health care.  Johnson
&   Johnson  has  a  long-standing  policy  of  pricing
products responsibly. For the period 1993 - 2003, in the

                                 38
United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

Inflation rates, even though moderate in many parts of the world during 2003, continue to have an effect on worldwide economies and, consequently, on the way companies operate. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

The Company faces various worldwide health care changes
that  may  result  in  pricing pressures  that  include
health care cost containment and government legislation
relating  to  sales, promotions and  reimbursement.  On
December  8,  2003,  the  Medicare  Prescription   Drug
Improvement  and Modernization Act of 2003 was  enacted
that  introduces  a  prescription  drug  benefit  under
Medicare  as well as a subsidy to sponsors  of  retiree
health care benefit plans. The Company elected to defer
the  recognition of the Act until such  time  when  the
authoritative  guidance is issued.  This  guidance  was
issued by the FASB in May 2004.  The Company will adopt
the  recognition of the Act in the fiscal third quarter
of    2004.     Any   measures   of   the   accumulated
postretirement  benefit  obligation  or  net   periodic
postretirement benefit cost in the Company's financial statements do not reflect the effect of the Act.

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



                                 39
Forward-looking   statements  are  based   on   current
expectations of future events. The Company cannot guarantee that any forward- looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions.
Investors should realize that if underlying assumptions prove inaccurate or that unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The information called for by this item is incorporated
          herein by reference to Note 12 included in
Part I, Notes
          to Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security
Holders


  (a) The annual meeting of the shareholders of the Company was held on April 22, 2004.

  (b) The shareholders elected all the Company's nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year 2004. The shareholders also defeated a shareholder proposal on charitable contributions.


       1.   Election of Directors:

                             Shares For       Shares Withheld
          G.N. Burrow       2,337,993,118        57,807,976
          M.S. Coleman      2,245,130,888       150,670,206
          J.G. Cullen       2,240,879,422       154,921,672
          R.J. Darretta     2,314,938,677        80,862,417
          M.J. Folkman      2,331,547,839        64,253,255
          A.D. Jordan       2,337,314,437        58,486,657
          A.G. Langbo       2,339,857,511        55,943,583
          S.L. Lindquist    2,352,643,948        43,157,146
          L.F. Mullin       2,253,229,819       142,571,275
          S.S. Reinemund    2,353,428,660        42,372,434
          D.   Satcher      2,342,337,045        53,464,049
          H.B. Schacht      2,251,514,998       144,286,096
          W.C. Weldon       2,336,379,709        59,421,385

          2. Approval for Appointment of PricewaterhouseCoopers
             LLP:

             For                   2,170,795,855
             Against                 199,392,147
             Abstain                  25,613,092

          3. The shareholder proposal for charitable contributions was defeated by over 97% of the shares voting.

            For                         49,533,915
            Against                  1,689,367,258
            Abstain                    160,449,129

Item 5.   Exhibits and Reports on Form 8-K

  (a)  Exhibit

       Exhibit 99.3   Certifications Under Rule  13a-14(a)
       of the Securities Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act.

       Exhibit 99.15  Certifications Pursuant to Section 906
       of the Sarbanes-Oxley Act.


   (b) Reports on Form 8-K

     A Report on Form 8-K was furnished on July 15,
     2004, which included the press release for the period ended June 27, 2004. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for this fiscal second quarter and six month period ended June 27, 2004.

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





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 2, 2004            By /s/ R. J. DARRETTA
                                    R. J. DARRETTA
                                    Vice Chairman
                                    (Chief Financial Officer)


Date:  August 2, 2004            By /s/ S. J. COSGROVE
                                    S. J. COSGROVE
                                    Controller
                                    (Chief Accounting Officer)