Form 10-Q
period 2004-09-26
JOHNSON & JOHNSON
filed 2004-11-03
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 26, 2004

                               or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the for the transition
   period from               to


                  Commission file number 1-3215


                        JOHNSON & JOHNSON
     (Exact name of registrant as specified in its charter)

NEW   JERSEY                                        22-1024240
(State   or  other  jurisdiction  of           (I.R.S.Employer
Incorporation  or organization)            Identification No.)

                   One Johnson & Johnson Plaza
                New Brunswick, New Jersey  08933
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

     On  October  24,  2004, 2,967,726,203 shares  of  Common
Stock, $1.00 par value, were outstanding.

                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                        Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   September 26, 2004 and December 28, 2003                3


 Consolidated Statements of Earnings for the Fiscal
   Third Quarters Ended September 26, 2004 and
   September 28, 2003                                      6

 Consolidated Statements of Earnings for the Fiscal
   Nine Months Ended September 26, 2004 and
   September 28, 2003                                      7


 Consolidated Statements of Cash Flows for the Fiscal
   Nine Months Ended September 26, 2004 and
   September 28, 2003                                      8

 Notes to Consolidated Financial Statements               10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                     31


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                 42

Item 4. Controls and Procedures                           42


Part II - Other Information

  Item 1.  Legal Proceedings                              42

  Item 5.  Exhibits and Reports on Form 8-K               42

  Signatures                                              44

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                 September 26,   December 28,
                                     2004           2003
Current Assets:

 Cash and cash equivalents          $ 7,348        5,377

 Marketable securities                5,746        4,146

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $204(2003, $192)                    6,939        6,574

 Inventories (Note 4)                 3,669        3,588

 Deferred taxes on income             1,662        1,526

 Prepaid expenses and other
  receivables                         1,452        1,784

      Total current assets           26,816       22,995

Marketable securities, non-current       62           84

Property, plant and equipment,
 at cost                             17,632       17,052

  Less accumulated
    depreciation                      8,037        7,206

Property, plant and equipment, net    9,595        9,846

Intangible assets (Note 5)           14,764       14,168

Less accumulated amortization         3,036        2,629
 Intangible assets, net              11,728       11,539

Deferred taxes on income                955          692

Other assets                          2,933        3,107


      Total assets                  $52,089       48,263

         See Notes to Consolidated Financial Statements

             JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                 September 26,  December 28,
                                     2004          2003
Current Liabilities:

Loans and notes payable            $   454        1,139

Accounts payable                     3,646        4,966

Accrued liabilities                  2,951        2,639

Accrued rebates, returns
  and promotions                     2,855        2,308

Accrued salaries, wages and
 commissions                           995        1,452

Accrued Taxes on income              1,428          944

Total current liabilities           12,329       13,448

Long-term debt                       2,961        2,955

Deferred tax liability                 791          780

Employee related obligations         2,438        2,262

Other liabilities                    2,057        1,949

Shareholders' equity:
    Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)                3,120        3,120

Note receivable from employee
 stock ownership plan                   (11)         (18)

Accumulated other comprehensive
 income (Note 8)                       (491)        (590)

Retained earnings                    35,022       30,503

Less common stock held in treasury,
 at cost (151,421,000 & 151,869,000
 shares)                              6,127        6,146

Total shareholders' equity           31,513       26,869

Total liabilities and shareholders'
 equity                             $52,089       48,263

         See Notes to Consolidated Financial Statements














































                              5
               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Third Quarter Ended
                       Sept. 26, Percent Sept. 28, Percent
                         2004    to Sales   2003   to Sales


Sales to customers
 (Note 6)               $11,553   100.0   10,455   100.0

Cost of products sold     3,187    27.6    2,980    28.5

Gross Profit              8,366    72.4    7,475    71.5

Selling, marketing and
  administrative expenses 3,854    33.3    3,428    32.8

Research expense          1,198    10.4    1,177    11.3

Purchased in-process
  research and
  development                18      .2        -       -

Interest income             (49)    (.4)     (63)    (.6)

Interest expense, net of
  portion capitalized        30      .2       75      .7

Other (income)expense, net   41      .4      (91)    (.9)

Earnings before provision
  for taxes on income     3,274    28.3    2,949    28.2

Provision for taxes on
  income (Note 3)           933     8.0      877     8.4

NET EARNINGS             $2,341    20.3    2,072    19.8

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $  .79              .70
  Diluted                $  .78              .69

CASH DIVIDENDS PER SHARE $  .285             .24

AVG. SHARES OUTSTANDING
  Basic                 2,968.1          2,968.0
  Diluted               3,009.0          3,008.3


         See Notes to Consolidated Financial Statements

                                6
              JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Nine Months Ended
                       Sept. 26, Percent  Sept. 28, Percent
                         2004    to Sales   2003    to Sales


Sales to customers
 (Note 6)               $34,596   100.0    30,608  100.0

Cost of products sold     9,716    28.1     8,668   28.3

Gross Profit             24,880    71.9    21,940   71.7

Selling, marketing and
 administrative expenses 11,205    32.4    10,077   32.9

Research expense          3,476    10.0     3,195   10.4

Purchased in-process
  research and
  development                18      .1       918    3.0

Interest income            (123)    (.4)     (145)   (.5)

Interest expense, net of
  portion capitalized       127      .4       164     .6

Other (income)expense, net  (36)    (.1)     (203)   (.6)

Earnings before provision
  for taxes on income    10,213    29.5     7,934   25.9

Provision for taxes on
  income (Note 3)         2,921     8.4     2,582    8.4

NET EARNINGS             $7,292    21.1     5,352   17.5

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $ 2.46              1.80
  Diluted                $ 2.43              1.78

CASH DIVIDENDS PER SHARE $  .81              .685

AVG. SHARES OUTSTANDING
  Basic                 2,968.1          2,968.0
  Diluted               3,004.4          3,012.0


         See Notes to Consolidated Financial Statements

                                7
             JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                   Fiscal Nine Months Ended
                                    Sept. 26,   Sept. 28,
                                       2004       2003
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 7,292     5,352
Adj. to reconcile net earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,506     1,347
Purchased in-process research and
 development                             18       918
Increase in deferred taxes             (424)     (508)
Accounts receivable provisions           68       (31)
Changes in assets and liabilities, net
 of effects from acquisition of businesses:
  Increase in accounts receivable      (452)     (679)
  Increase in inventories               (91)     (231)
  (Decrease) increase in accounts
   payable and accrued liabilities     (787)      628
  Decrease (increase) in other
   current and non-current assets       545      (505)
  Increase in other current
   and non-current liabilities          995       752


NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          8,670     7,043

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                       (1,142)   (1,472)
Proceeds from the disposal of assets    235       334
Acquisition of businesses, net of cash
 acquired                              (330)   (2,781)
Purchases of investments             (9,121)   (5,064)
Sales of investments                  7,508     4,673
Other                                   (91)     (104)

NET CASH USED BY INVESTING
 ACTIVITIES                          (2,941)   (4,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders            (2,404)   (2,033)
Repurchase of common stock             (985)     (941)
Proceeds from short-term debt           313     1,633
Retirement of short-term debt        (1,114)   (1,621)
Proceeds from long-term debt             16     1,013
Retirement of long-term debt             (1)     (108)
Proceeds from the exercise of
 stock options                          434       240

NET CASH USED BY FINANCING
 ACTIVITIES                          (3,741)   (1,817)
                              8
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                   (17)      144
INCREASE IN CASH AND CASH
 EQUIVALENTS                          1,971       956
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                            5,377     2,894

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 7,348     3,850

ACQUISITION OF BUSINESSES
Fair value of assets acquired           369     3,096
Fair value of liabilities assumed       (39)     (315)
Net cash paid for acquisitions      $   330     2,781


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

NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of SFAS 133 requiring that all derivative instruments be recorded on the balance sheet at fair value.
   As of September 26, 2004, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $76 million after-tax. For additional information, see Note 8. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months.
   For the first fiscal nine months ended September 26, 2004, the net impact of the hedges' ineffectiveness to the
Company's financial statements was insignificant. For the first fiscal nine months ended September 26, 2004, the Company has recorded a net loss of $1 million after tax in the "other (income) expense, net" category of the consolidated statement of earnings, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.


NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal nine months of 2004 and 2003 were 28.6% and 32.5% respectively. The decrease in the effective tax rate for the first fiscal nine months of 2004 compared with the same period a year ago was due to acquisition-related In-process Research and Development (IPR&D) charges in 2003 that were non-deductible for tax purposes. The 2003 tax rate excluding the effect of IPR&D was 29.2%. The decrease was also due to the increase in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions.

                            10








NOTE 4 - INVENTORIES
(Dollars in Millions)
                            Sept. 26, 2004  December 28, 2003

Raw materials and supplies         $ 1,087               966
Goods in process                     1,048               981
Finished goods                       1,534             1,641
                                   $ 3,669             3,588


NOTE 5 - INTANGIBLE ASSETS
Intangible assets that have definite useful lives are amortized over their useful lives. Goodwill and non-
amortizable  intangible  assets  are   assessed annually  for
impairment. The impairment assessment was completed in the fiscal fourth quarter of 2003 and no impairment was determined. In the absence of a triggering event during the year, future impairment tests will be performed in the fiscal fourth quarter, annually.

(Dollars in Millions)
                            Sept. 26, 2004  December 28, 2003

Goodwill                           $ 6,297              6,085
Less accumulated amortization          719                695
Goodwill - net                       5,578              5,390

Trademarks (non-amortizable)         1,130              1,098
Less accumulated amortization          136                136
Trademarks (non-amortizable)- net      994                962

Patents and trademarks               3,997              3,798
Less accumulated amortization        1,027                818
Patents and trademarks - net         2,970              2,980

Other amortizable intangibles        3,340              3,187
Less accumulated amortization        1,154                980
Other intangibles - net              2,186              2,207

Total intangible assets             14,764             14,168
Less accumulated amortization        3,036              2,629
Total intangibles - net            $11,728             11,539











                            11


Goodwill as of September 26, 2004 as allocated by segment of business is as follows:
(Dollars in Millions)
                                             Med. Dev
                          Consumer   Pharm    & Diag   Total
Goodwill, net of
 accumulated amortization
 at December 28, 2003       $882       781     3,727    5,390

Acquisitions                 176        21         6      203

Translation & other            5        (3)      (17)     (15)

Goodwill as of
  September 26, 2004      $1,063       799     3,716    5,578

The weighted average amortization periods for patents and trademarks and other intangible assets were 16 years and 18 years, respectively. The amortization expense of amortizable intangible assets for the first fiscal nine months ended September 26, 2004 was $382 million before tax and the estimated amortization expense for each of the five succeeding years approximates $500 million before tax.


NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS

                                    Fiscal Third Quarter
                                                    Percent
                                 2004     2003      Change

Consumer
 U.S.                        $  1,023      984        4.0
 International                  1,001      857       16.8
                                2,024    1,841        9.9%

Pharmaceutical
 U.S.                        $  3,694    3,285       12.5
 International                  1,791    1,550       15.5
                                5,485    4,835       13.4%

Med Devices and Diagnostics
 U.S.                        $  2,073    2,145       (3.4)
 International                  1,971    1,634       20.6
                                4,044    3,779        7.0%

U.S.                         $  6,790    6,414        5.9
International                   4,763    4,041       17.9
 Worldwide                   $ 11,553   10,455       10.5%


                            12


                              Fiscal Nine Months
                                                    Percent
                                 2004     2003      Change

Consumer
 U.S.                        $  3,090    2,915        6.0
 International                  2,981    2,536       17.5
                                6,071    5,451       11.4%

Pharmaceutical
 U.S.                        $ 10,980    9,825       11.8
 International                  5,308    4,559       16.4
                               16,288   14,384       13.2%

Med Devices and Diagnostics
 U.S.                        $  6,306    5,797        8.8
 International                  5,931    4,976       19.2
                               12,237   10,773       13.6%

U.S.                         $ 20,376   18,537        9.9
International                  14,220   12,071       17.8
 Worldwide                   $ 34,596   30,608       13.0%




OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal Third Quarter
                                                Percent
                             2004     2003      Change

Consumer                 $    358      364       (1.6)
Pharmaceutical              1,922    1,751        9.8
Med. Dev. & Diag.(1)        1,052      931       13.0
  Segments total            3,332    3,046        9.4
Expenses not allocated
  to segments                 (58)     (97)

  Worldwide total        $  3,274    2,949       11.0%


                           Fiscal Nine Months
                                                Percent
                             2004     2003      Change

Consumer                 $  1,187    1,148        3.4
Pharmaceutical(2)           6,117    4,702       30.1
Med. Dev. & Diag.(3)        3,179    2,332       36.3
  Segments total           10,483    8,182       28.1
Expenses not allocated
  to segments                (270)    (248)

  Worldwide total        $ 10,213    7,934       28.7%
                            13

 (1)Includes $18 million of In-process Research and Development (IPR&D) charges related to an acquisition in the fiscal third quarter of 2004.
(2)Includes $737 million of IPR&D charges related to acquisitions for the first fiscal nine months of 2003.
 (3)Includes $18 million and $181 million of IPR&D charges related to acquisitions for the first fiscal nine months of 2004 and 2003, respectively.


SALES BY GEOGRAPHIC AREA

                               Fiscal Third Quarter
                                                Percent
                             2004     2003      Change


U.S.                     $  6,790    6,414        5.9
Europe                      2,638    2,241       17.7
Western Hemisphere,
  excluding U.S.              639      576       10.9
Asia-Pacific, Africa        1,486    1,224       21.4

  Total                  $ 11,553   10,455       10.5%




                               Fiscal Nine Months
                                                Percent
                             2004     2003      Change


U.S.                     $ 20,376   18,537        9.9
Europe                      8,124    6,909       17.6
Western Hemisphere,
  excluding U.S.            1,858    1,603       15.9
Asia-Pacific, Africa        4,238    3,559       19.1

  Total                  $ 34,596   30,608       13.0%













                            14


NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 26, 2004 and September 28, 2003.

(Shares in Millions)
                                  Fiscal Third Quarter Ended
                                        Sept. 26,  Sept. 28,
                                             2004       2003
Basic net earnings per share            $     .79        .70
Average shares outstanding - basic        2,968.1    2,968.0
Potential shares exercisable under
  stock option plans                        194.9       95.8
Less: shares which could be repurchased
  under treasury stock method              (168.6)     (70.4)
Convertible debt shares                      14.6       14.9
Adjusted average shares
  outstanding - diluted                   3,009.0    3,008.3
Diluted earnings per share              $     .78        .69

    The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related decrease in interest expense of $3 million each for the fiscal third quarters ended September 26, 2004 and September 28, 2003, respectively.
   The diluted earnings per share excluded 43 million and 125 million shares related to options for the fiscal third quarters ended September 26, 2004 and September 28, 2003, respectively, as the exercise price per share of these options was greater than the average market value, which would have resulted in an anti-dilutive effect on diluted earnings per share.

The   following is a reconciliation of basic net earnings per
share
to  diluted   net  earnings per share for  the   fiscal  nine
months ended September 26, 2004 and September 28, 2003.

(Shares in Millions)
                                   Fiscal Nine Months Ended
                                         Sept. 26,  Sept. 28,
                                             2004       2003
Basic net earnings per share           $     2.46       1.80
Average shares outstanding - basic        2,968.1    2,968.0
Potential shares exercisable under
  stock option plans                        193.4      172.9
Less: shares which could be repurchased
  under treasury stock method              (171.7)    (143.8)
Convertible debt shares                      14.6       14.9
Adjusted average shares
  outstanding - diluted                   3,004.4    3,012.0
Diluted earnings per share              $    2.43       1.78


The  diluted   earnings per share calculation  included   the
dilutive effect of convertible debt that was offset by the related

                                 15
decrease in interest expense of $11 million each for the first fiscal nine months ended September 26, 2004 and September 28, 2003, respectively.
   The diluted earnings per share excluded 44 million and 48 million shares related to options for the first fiscal nine months ended September 26, 2004 and September 28, 2003, respectively, as the exercise price per share of these options was greater than the average market value, which would have resulted in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal nine months ended September 26, 2004 was $7.4 billion, compared with $5.5 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

                                                         Total
                               Unrld            Gains/   Accum
                       For.    Gains/     Pens  (Losses) Other
                       Cur.    (Losses)   Liab  on Deriv Comp
                      Trans.   on Sec     Adj.  & Hedg   Inc/
                                                        (Loss)

December 28, 2003    $  (373)      27      (64)   (180)  (590)
2004 nine months changes:
  Net change associated
   with current period
   hedging transactions    -        -        -     211
  Net amount reclassed to
   net earnings            -        -        -    (107)*
  Net nine months
   changes               (46)      41        -     104     99

September 26, 2004   $  (419)      68      (64)    (76)  (491)

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

   On March 30, 2004, Johnson & Johnson acquired Merck's 50%
interest    in   the   Johnson   &   Johnson-Merck   Consumer
Pharmaceuticals Co. European non-prescription  pharmaceutical joint venture for a
                                 16
net  purchase price of $230 million. This resulted in Johnson
&
Johnson  acquiring all the infrastructure  and  brand  assets
currently  managed  by  the  European  JV  including   brands
contributed by Merck (DOLORMIN (r), PEPCID (r), FRENADOL (r) and DACRYYO(r)) and those acquired by both companies (through the acquisition of Woelm Pharma and Laboratoires Martin).
    On   May  18,  2004,  Johnson  &  Johnson  completed  the
acquisition of Egea Biosciences, Inc. through the exercise of the option to acquire the remaining outstanding stock not owned by Johnson & Johnson. Egea Biosciences has developed a proprietary technology platform called Gene Writer, that allows for the rapid and highly accurate synthesis of DNA sequences, gene assembly, and construction of large synthetic gene libraries.
   On June 18, 2004, Johnson & Johnson acquired the stock of Artemis Medical, Inc. Artemis was a privately held company founded in 1999. Its products include ultrasound and x-ray visible biopsy site breast markers as well as hybrid markers.
   On June 28, 2004, Johnson & Johnson acquired the U.S. commercial rights to certain patents and know-how in the field of sedation and analgesia from Scott Lab, Inc. The Company incurred a charge for IPR&D of approximately $18 million before tax and $12 million after tax.
   The total net cash paid for acquisitions in the first fiscal nine months of 2004 was $330 million.
   On January 29, 2003, Johnson & Johnson acquired certain assets of Orquest, Inc., a privately held biotechnology company focused on developing biologically based implants for orthopaedic and spine surgery. Orquest's principal product, HEALOS Bone Graft Substitute, is designed to reduce the time and pain associated with standard bone graft harvesting and represents a therapeutic advance for patients requiring bone graft material for spine fusion. The Company incurred a charge for IPR&D of approximately $11 million before tax and $8 million after tax.
    On February 10, 2003, Johnson & Johnson acquired OraPharma, Inc., a specialty pharmaceutical company focused on the development and commercialization of unique therapeutics. Orapharma's initial product, ARESTIN, is the first locally administered, time-released antibiotic encapsulated in microspheres that control the germs that can cause periodontal disease. The transaction was valued at approximately $85 million, net of cash.
   On March 28, 2003, Johnson & Johnson acquired 3-Dimensional Pharmaceuticals, Inc., a company with a technology platform focused on the discovery and development of potential new drugs in early stage development for the treatment of cardiovascular disorders, oncology and inflammation. The transaction was valued at approximately $88 million, net of cash. The Company incurred a before and after tax charge for IPR&D of approximately $7 million.
    On April 17, 2003, Johnson & Johnson acquired the CORTAID(r) brand business, the #3 brand in the anti-itch treatment segment of the first aid category. The transaction was valued at approximately $37 million.


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

   On June 3, 2003, Johnson & Johnson acquired Link Spine Group, Inc., a privately owned corporation that has provided the Company with exclusive worldwide rights to the SB CHARITE
(tm) Artificial Disc for the treatment of spine disorders. Under the terms of the agreement, the Company paid a $325 million upfront payment with further contingent payments due upon achievement of regulatory and other milestones, and the Company incurred a charge for IPR&D of $170 million before and after tax. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was approximately $84 million and was allocated to goodwill. Goodwill associated with this deal will not be deductible for tax purposes.
   The supplemental pro forma information for the current interim period and the preceeding year per SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" are not provided as the impact of these aforementioned acquisitions did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At September 26, 2004, the Company had 21 stock-based employee compensation plans. The Company accounted for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
   As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of FASB Statement No. 123," the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of
SFAS No. 123, "Accounting for Stock-Based   Compensation,"
to stock-based employee compensation.

                           18



(Dollars in Millions
Except Per Share Data)             Fiscal Third Quarter Ended
                             Sept. 26, 2004    Sept. 28, 2003
Net income,
 as reported                      $ 2,341              2,072
Less:
 Compensation
 expense(1)                            88                 87
Pro forma                         $ 2,253              1,985
Earnings per share:
 Basic - as reported                 $.79               $.70
      - pro forma                     .76                .67
 Diluted - as reported               $.78               $.69
     - pro forma                      .75                .66

(1) Determined under fair value based method for all awards, net of tax.


(Dollars in Millions
Except Per Share Data)             Fiscal Nine Months Ended
                             Sept. 26, 2004    Sept. 28, 2003
Net income,
 as reported                      $ 7,292              5,352
Less:
 Compensation
 expense(1)                           254                262
Pro forma                         $ 7,038              5,090
Earnings per share:
 Basic - as reported                $2.46              $1.80
      - pro forma                    2.37               1.71
 Diluted - as reported              $2.43              $1.78
     - pro forma                     2.36               1.70

  (1) Determined under fair value based method for all awards, net of tax.















                            19

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Costs
Net periodic benefit costs for the Company's defined benefit retirement plans and other benefit plans for the fiscal third quarter of 2004 and 2003 include the following components:

(Dollars in Millions)
                          Retirement Plans     Other Benefit
Plans
                               Fiscal Third Quarter ended
                    Sept. 26,  Sept. 28,  Sept. 26,  Sept. 28,
                       2004       2003       2004      2003
Service cost         $ 107         81         13         7
Interest cost          114         97         26        18
Expected return on
 plan assets          (129)      (123)        (1)        -
Amortization of prior
 service cost            4          5         (1)        -
Amortization of net
 transition asset       (1)        (1)         -         -
Recognized actuarial
 losses (gains)         52         16         10         -
Curtailments and
 settlements             -          -          -         -

Net  periodic  benefit
  cost              $  147         75         47        25


Net  periodic benefit costs for the Company's defined benefit retirement plans and other benefit plans for the first fiscal
nine   months   of  2004  and  2003  include  the   following
components:

(Dollars in Millions)
                     Retirement Plans     Other Benefit Plans
                                  Fiscal Nine Months ended
                   Sept. 26,  Sept. 28,  Sept. 26, Sept. 28,
                     2004       2003       2004     2003
Service cost        $ 319        244         37       21
Interest cost         339        293         77       53
Expected return on
 plan assets         (387)      (371)        (2)      (2)
Amortization of prior
 service cost          11         14         (2)      (2)
Amortization of net
 transition asset      (2)        (3)         -        -
Recognized actuarial
 losses (gains)       155         49         32        2
Curtailments and
 settlements            -          1          -        -

Net periodic benefit
 cost               $ 435        227        142       72

Company Contributions
As of September 26, 2004, the Company has contributed $155 million to its U.S. retirement plans during 2004. The Company has no statutory requirements to further fund U.S. retirement plans in 2004 but continually evaluates the need for future funding.
                                 20
NOTE 12 - LEGAL PROCEEDINGS

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

      One group of cases against the Company concerns the Janssen Pharmaceutica Inc. product PROPULSID, which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits have been filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID, in state and federal courts across the country. There are approximately 429 such cases currently pending, including the claims of approximately 5,900 plaintiffs. In the active cases, 415 individuals are alleged to have died from the use of PROPULSID. These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over promotion. In addition, Janssen and the Company have entered into agreements (tolling agreements) with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

      In September 2001, the first ten plaintiffs in the Rankin case, which comprises the claims of 155 PROPULSID plaintiffs, went to trial in state court in Claiborne County, Mississippi. The jury returned compensatory damage verdicts for each plaintiff in the amount of $10 million, for a total of $100 million. The trial judge thereafter dismissed the claims of punitive damages. On March 4, 2002, the trial judge reduced these verdicts to a total of $48 million, and denied the motions of Janssen and the Company for a new trial. On May 13, 2004, the Supreme Court of Mississippi reversed the verdicts against Janssen and the Company, and remanded the case to the trial court. The Supreme Court found the joint trial of multiple plaintiffs' cases against Janssen was prejudicial and directed the trial court to return the cases of the individual plaintiffs for separate trials to their home counties. A motion for rehearing was denied on August 5, 2004.

      In April 2002, a state court judge in New Jersey denied plaintiffs' motion to certify a national class of PROPULSID users for purposes of medical monitoring and refund of the costs of purchasing PROPULSID. An effort to appeal that ruling has been denied. In June 2002, the federal judge presiding over the

                                 21
PROPULSID Multi-District Litigation in New Orleans, Louisiana similarly denied plaintiffs' motion there to certify a national class of PROPULSID users. Plaintiffs in the Multi-District Litigation have said they are preserving their right to appeal that ruling, and other complaints filed against Janssen and the Company include class action allegations, which could be the basis for future attempts to have classes certified.

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

      The Company's Ethicon, Inc. subsidiary has over the last several years had a number of claims and lawsuits filed against it relating to VICRYL sutures. The actions allege that the sterility of VICRYL sutures was compromised by inadequacies in Ethicon's

                                 22
systems and controls, causing patients who were exposed to these sutures to incur infections which would not otherwise have occurred. Ethicon on several occasions recalled batches of VICRYL sutures in light of questions raised about sterility but does not believe any contamination of suture products in fact occurred. In November 2003, a trial judge in West Virginia certified for class treatment all West Virginia residents who had VICRYL sutures implanted during Class I or II surgeries from May 1, 1994 to December 31, 1997. The certification is subject to later challenge following the conclusion of discovery. A previous trial date has been adjourned and not reset. Ethicon has been and intends to continue vigorously defending against the claims.

              In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the United States, who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Company is expected to file its response to plaintiffs' class certification motion in the first quarter of 2005. A decision by the district court is not expected before late 2005. The Company disputes the allegations in the lawsuit and is vigorously defending against them.

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

      In March and May 2002, the district judge issued post trial rulings that confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. On August 12, 2003, the Court of Appeals for the Federal Circuit found the trial judge erred in vacating the verdict against Medtronic AVE and remanded the case to the trial judge for further proceedings. Cordis filed motions before the trial court on October 14, 2003 to reinstate the verdicts against both Medtronic AVE and Boston
                                 23
Scientific and to award interest and enter injunctions against the stent products at issue in those two cases (the GFX and MicroStent stents of Medtronic AVE and the NIR stent of Boston Scientific) and colorable variations thereof. Medtronic AVE and Boston Scientific are resisting reinstatement of these verdicts and will likely attempt to appeal to the Court of Appeals for the Federal Circuit once judgments are entered.

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



                             24
Product       Patents  Plaintiff/   Court  Trial   Date
         J&J            Patent              Date   Filed
        Oper            Holder
       Company

Stents Cordis  Jang      Boston        D.Del.  6/13/05  3/03
                      Scientific
                      Corporation
Drug   Cordis  Ding      Boston        D.Del.  6/13/05  4/03
Eluting                 Scientific
                       Corporation
Stents
Drug   Cordis  Kunz      Boston        D.Del. 10/17/05  12/03
Eluting       Grainger  Scientific
                       Corporation
Stents
Stents Cordis  Rockey    Arlaine and   S.D.Fla.  TBD    7/02
                      Gena Rockey
                      Inc.
Stents Cordis  Boneau    Medtronic     D.Del.    TBD    4/02
                         Inc.
Two-   Cordis  Kastenho- Boston        N.D.Cal.  TBD    2/02
layer          fer      Scientific
Cathet-       Forman    Corporation
ers
Remi-  Centocor Cerami    Rockefeller  E.D.Tex.  TBD    4/04
cade                     University
                         and
                         Chiron
                         Corporation
Two-   Cordis  Kastenho-  Boston       Belgium   TBD    12/03
layer          fer       Scientific
Cathet-                 (Schneider)
ers
Stents Cordis  Israel    Medinol       Multiple  1st   5/2003
                                                trial     -
                                       E.U.    Netherl 5/2004
                                       juris-    ands
                                       dictions  Jan
                                                 2005


      With respect to all of these matters, the Johnson &
Johnson operating company involved is vigorously defending against the claims of infringement and disputing where appropriate the validity and enforceability of the patent claims asserted against it.

Litigation Against Filers of Abbreviated New Drug
Applications (ANDAs)

      The following chart indicates lawsuits pending against generic firms that filed Abbreviated New Drug Applications seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability
                                 25


of these patents. In the event the subsidiary of the Company involved is not successful in these actions, the firms involved will then introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company's subsidiary.

Brand Name    Patent/NDA    Generic   Court  Trial   Date
Product       Holder      Challenger         Date   Filed
Aciphex       Eisai         Teva      SDNY    TBD  11/20/03
20 mg delay   (for          Dr.       SDNY    TBD  11/17/03
release       Janssen)      Reddy's
tablet
                            Mylan     SDNY    TBD  01/28/04
Ditropan XL   Ortho         Mylan     DWV    2/8/05 5/2/03
             McNeil,
5, 10, 15 mg  ALZA          Impax     NDCal   TBD   9/4/03
controlled
release
tablet
Duragesic     Janssen,      Mylan     D Vt  8/25/03 1/25/02
             ALZA
25, 50, 75,
100
micrograms/hr
patch
Levaquin      Daiichi,      Mylan     DWV   5/24/04 2/22/02
Tablets
              JJPRD,
250, 500, 750 Ortho McNeil  Teva      DNJ     TBD   6/11/06
mg tablets
Levaquin      Daiichi,      Bedford/  DNJ     TBD   3/24/03
Injectable
Single use    JJPRD, Ortho  Ben
vials and 5                Venue
ml/mg
premix        McNeil        Sicor     DNJ     TBD  12/15/03
                          (Teva)
Levaquin      Daiichi,      American  DNJ     TBD  12/19/03
Injectable
Single use    JJPRD, Ortho  Pharmac-
vials         McNeil        eutical
                            Partners
Quixin        Daiichi,      Hi-Tech   DNJ     TBD  12/18/03
Opthalmic
Solution
(Levo-
floxacin)   Ortho McNeil  Pharmacal
Opthalmic
solution
Ortho Tri-  Ortho McNeil  Barr        DNJ     TBD  10/01/03
cyclen LO
0.18 mg/0.025
mg, 0.215
mg/0.025 mg
and 0.25
mg/0.025 mg
Risperdal     Janssen       Mylan     DNJ     TBD  12/29/03
Tablets
..25, 0.5, 1,                Dr.       DNJ     TBD  12/29/03
2, 3, 4 mg                 Reddy's
tablets
Sporanox      Janssen       Eon Labs  EDNY  5/17/04 4/15/01
100 mg
capsule
Topamax       Ortho McNeil  Mylan     DNJ     TBD  04/12/04
25, 100, 200
mg tablet
Ultracet      Ortho McNeil  Kali      DNJ     TBD  11/25/02
                          (Par)
37.5 tram/325               Teva      DNJ     TBD  02/25/04
apap tablet
                            Caraco    ED      TBD  09/22/04
                                     Mich
                                26

      In the Duragesic matter referenced above, the district court in March 2004 found ALZA's patent valid, enforceable and infringed by Mylan's generic. Mylan is appealing that ruling. In June 2004, FDA ruled that Mylan's ANDA would be subject to ALZA's period of pediatric exclusivity ending in January 2005. In late June, Mylan filed actions against FDA seeking to require the agency to grant it approval to market on July 24, 2004, the day after the Duragesic patent expired. On August 17, 2004, the district court ruled against Mylan and in favor of FDA's recognition of pediatric exclusivity for Duragesic. Mylan has appealed that ruling to the Court of Appeals for the District of Columbia Circuit.

      In the action against Mylan involving Levaquin, post-trial papers following the second phase of the trial were submitted to the district court in July 2004 and a decision is expected in the fourth quarter of 2004.

      In the action against Eon Labs involving Sporanox, the district court ruled on July 28, 2004 that Janssen's patent was valid but not infringed by Eon's generic. Janssen has appealed this ruling to the Court of Appeals for the Federal Circuit.

      In the action against Kali involving Ultracet, Kali has moved for summary judgment on the issues of infringement and invalidity. The briefing on that motion was completed in October 2004 and a decision is expected in the fourth quarter of 2004. With respect to claims other than that at issue in the litigation against Kali, Ortho-McNeil has filed a reissue application in the U.S. Patent and Trademark Office seeking to narrow the scope of the claims.

      In the action against Mylan involving Ditropan XL,
Mylan moved for summary judgment on July 14, 2004 on the
issues of non-infringement and invalidity.   A decision is
expected in the fourth quarter of 2004.

        In the action against Mylan relating to Topamax, Mylan on October 8, 2004 filed a motion for summary judgment of non-infringement of Ortho-McNeil's patent. A decision is expected after January 1, 2005.

      With respect to all of the above matters, the Johnson &
Johnson operating company involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.

Average Wholesale Price (AWP) Litigation

      Johnson & Johnson and its pharmaceutical operating companies, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies

                                 27
allegedly reported an inflated Average Wholesale Price for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre- trial purposes in a Multi-District Litigation (MDL) in federal court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP.

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

Other

      The New York State Attorney General's office and the Federal Trade Commission issued subpoenas in January and February 2003 seeking documents relating to the marketing of sutures and endoscopic instruments by the Company's Ethicon, Inc. and Ethicon Endo-Surgery, Inc. subsidiaries. The Connecticut Attorney General's office also issued a subpoena for the same documents. These subpoenas focus on the bundling of sutures and endoscopic instruments in contracts offered to Group Purchasing Organizations and individual hospitals in which discounts are predicated on the hospital achieving specified market share targets for both categories of products. The operating companies involved have responded to the subpoenas.

      On June 26, 2003, the Company received a request for records and information from the U.S. House of Representatives' Committee on Energy and Commerce in connection with its investigation into pharmaceutical reimbursements and rebates under Medicaid. The Committee's request focuses on the drug REMICADE (infliximab), marketed by the Company's Centocor, Inc. subsidiary. On July 2, 2003, Centocor received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney's Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Both

                                 28
the Company and Centocor have responded to these requests for documents and information.

      On August 1, 2003, the Securities and Exchange Commission (SEC) advised the Company of its informal investigation under the Foreign Corrupt Practices Act of allegations of payments to Polish governmental officials by U.S. pharmaceutical companies. On November 21, 2003, the SEC advised the Company that the investigation had become formal and issued a subpoena for the information previously requested in an informal fashion, plus other background documents. The Company and its operating units in Poland are responding to these requests.

      On December 8, 2003, the Company's Ortho-McNeil
Pharmaceutical unit received a subpoena from the United
States Attorney's office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX (topiramate).
Ortho-McNeil is cooperating in responding to the subpoena.
In October 2004, the U.S. Attorney's Office in Boston asked attorneys for Ortho-McNeil Pharmaceutical to cooperate in facilitating the subpoenaed testimony of several present and former Ortho-McNeil witnesses before a grand jury in Boston. That requested cooperation is being provided.

      On January 20, 2004, the Company's Janssen unit received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL from 1997 to 2002. Janssen is cooperating in responding to the subpoena.

      In April 2004, the Company's pharmaceutical units were requested to submit information to the Senate Finance Committee on their use of the "nominal pricing exception" in calculating Best Price under the Medicaid Rebate Program. This request was sent to manufacturers for the top twenty drugs reimbursed under the Medicaid Program. The Company's pharmaceutical units have responded to the request.

      On July 27, 2004, the Company received a letter request from the New York State Attorney General's Office for documents pertaining to marketing, off-label sales and clinical trials for Topamax, Risperdal, Procrit, Reminyl,
Remicade and Aciphex. The Company is responding to the request.

       On  August  9,  2004,  Johnson & Johnson  Health  Care
Systems, Inc., a Johnson & Johnson operating company, received a subpoena from the Dallas, Texas U. S. Attorney's Office seeking documents relating to the relationships between the group purchasing organization Novation and HCS and other J&J operating companies. The Company's operating entities involved are responding to the subpoena.

      On September 30, 2004, Ortho Biotech Inc. received a
                                 29
subpoena from the U.S. Office of Inspector General's Denver, Colorado field office seeking documents directed to sales and marketing of Procrit from 1997 to the present. Ortho Biotech is responding to the subpoena.

      After a remand from the Federal Circuit Court of Appeals in January 2003, a partial retrial was commenced in October and concluded in November 2003 in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc. (TKT) and Aventis Pharmaceutical, Inc. The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated EPO product, and Aventis, which holds marketing rights to the TKT product, asserting that TKT's product infringes various Amgen patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the district court issued rulings that upheld its initial findings in 2001, that Amgen's patent claims were valid and infringed. Further proceedings and an appeal will follow. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech Inc., a Johnson & Johnson operating company, in the U.S. for non-dialysis indications. Ortho Biotech Inc. is not a party to the action. On October 21, 2004, in a companion action brought by TKT and Aventis against Amgen and Ortho Biotech's U.K. affiliate in the United Kingdom, the House of Lords, the highest court in the U.K., invalidated the pertinent claims of Amgen's U.K. patent on EPO which expires in December 2004. The ruling clears the way for the commercial launch of TKT's gene-activated EPO product in the U.K., but has no effect outside the U.K. Elsewhere in Western Europe, Amgen's counterpart to the U.K. patent at issue in the proceeding also expires in December 2004, except in France, where it expires in November 2007.

      The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the opinion of management, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities already accrued in the Company's consolidated balance sheet, is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and cash flows for that period.

NOTE 13  -  SUBSEQUENT EVENTS
On October 7, 2004 Johnson & Johnson Consumer France S.A.S. acquired Biapharm SAS, a privately held French producer and marketer of skin care products centered around the leading brand BIAFINE(r) which is used as a radiotherapy burn-healing product.
   The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company is currently evaluating the impact

                                 30

of this law.
   On October 26, 2004, the FDA approved the CHARITE(tm)
Artificial Disc, a device that treats severe low back pain by replacing a damaged or worn out spinal disc with an artificial one. This is the first FDA approval of such a device for spinal discs.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For the first fiscal nine months of 2004, worldwide sales were $34.6 billion, an increase of 13.0% over 2003 first fiscal nine month sales of $30.6 billion. The impact of foreign currencies accounted  for 3.6% of the total reported fiscal  nine  month increase.
    Sales in the U.S. were $20.4 billion in the first fiscal nine months of 2004, which represented an increase of 9.9% over the same period last year. Sales in international markets were $14.2 billion, which represented an increase of 17.8%, of which 9.0% was due to currency fluctuations.
    All geographic areas throughout the world achieved sales increases during the first fiscal nine months of 2004 as sales increased 17.6% in Europe, 15.9% in the Western Hemisphere (excluding the U.S.) and 19.1% in the Asia-Pacific, Africa region. These sales gains include the positive impact of currency fluctuations between the U.S. dollar and foreign currencies in Europe of 11.0%, in the
Western Hemisphere (excluding the U.S.) of 4.1% and in the Asia-Pacific, Africa region of 7.5%.
    For the fiscal third quarter of 2004, worldwide sales were $11.6 billion, an increase of 10.5% over 2003 fiscal third quarter sales of $10.5 billion. The impact of foreign currencies accounted for 2.8% of the total reported fiscal third quarter 2004 increase.
    Sales by U.S. companies were $6.8 billion in the fiscal third quarter of 2004, which represented an increase of 5.9%. Sales by international companies were $4.8
billion,   which
represented   an   increase  of 17.9%, of  which   7.1%   was
due  to currency fluctuations.
   All geographic areas throughout the world posted sales increases during the fiscal third quarter of 2004 as sales increased 17.7% in Europe, 10.9% in the Western Hemisphere (excluding the U.S.) and 21.4% in the Asia-Pacific, Africa region. These sales gains include the positive impact of currency fluctuations between the U.S. dollar and foreign currencies in Europe of 9.5%, in the Western Hemisphere (excluding the U.S.) of 1.5% and in the Asia-Pacific, Africa region of 5.5%.


Analysis of Sales by Business Segments

Consumer
    Consumer segment sales in the first fiscal nine months of 2004 were $6.1 billion, an increase of 11.4% over the same period a year ago with 7.9% of operational growth and a positive currency
                                 31
impact of 3.5%. U.S. Consumer segment sales increased by 6.0% while international sales gains of 17.5% included a positive currency impact of 7.5%.

Major Consumer Franchise Sales - First Fiscal Nine Months

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

OTC &
 Nutritionals  $1,662  $1,433    16.0%      14.5%      1.5%
Skin Care       1,580   1,334    18.5       13.5       5.0
Women's
 Health         1,087   1,015     7.1        2.8       4.3
Baby &
 Kids Care      1,064     971     9.6        4.9       4.7
Other             678     698    (2.9)      (4.8)      1.9
Total          $6,071  $5,451    11.4%       7.9%      3.5%

   Consumer segment sales in the fiscal third quarter of 2004 were $2.0 billion, an increase of 9.9% over the same period a year ago with 7.4% of operational growth and a positive currency impact of 2.5%. U.S. Consumer segment sales increased by 4.0% while international sales gains of 16.8% included a positive currency impact of 5.4%.

Major Consumer Franchise Sales - Fiscal Third Quarter

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

OTC &
 Nutritionals  $  566  $  498    13.7%      12.7%      1.0%
Skin Care         509     421    20.9       17.1       3.8
Women's
 Health           371     358     3.6         .5       3.1
Baby &
 Kids Care        361     337     7.4        3.8       3.6
Other             217     227    (4.4)      (5.3)       .9
Total          $2,024  $1,841     9.9%       7.4%      2.5%

   Consumer segment sales growth in the fiscal third quarter was attributable to strong sales performance in the major franchises in this segment including McNeil Over-The-Counter and Nutritional products, Skin Care, and Baby & Kids Care in the U.S. The growth in McNeil Over-The-Counter and Nutritional products was driven by the acquisition of the remaining 50% stake in the Johnson & Johnson-Merck Consumer Pharmaceuticals Co. non-prescription pharmaceuticals joint venture, and the continued growth of SPLENDA(r) Tabletop brand no calorie sweetener, partially offset by the sale of the
SPLENDA(r)ingredients business on April 2, 2004. The Skin Care franchise sales growth was broad based, with strong performance by the NEUTROGENA(r), AVEENO(r), RoC(r) and CLEAN & CLEAR(r) brands. NEUTROGENA(r) achieved strong growth in the U.S. with the new line of Advanced Solutions
(tm)products,         and  RoC(r)  had  strong  international
growth with the Retinol Gold brand. The Baby & Kids Care franchise growth in the U.S. was led by JOHNSON'S(r)SOFTWASH(tm), Milk Lotion and Milk Bath products.

Pharmaceutical
    Pharmaceutical segment sales in the first fiscal nine months of 2004 were $16.3 billion, an increase of 13.2% over the same period
                                 32
a year ago with 10.4% of this change due to operational increases and the remaining 2.8% increase related to the positive impact of currency. The U.S. Pharmaceutical sales increase was 11.8% and the growth in international Pharmaceutical sales was 16.4% which included 9.0% related to the positive impact of currency.


Major Pharmaceutical Product Sales - First Fiscal Nine Months

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

PROCRIT(r)/
 EPREX(r)      $2,739  $3,017   (9.2%)   (11.8%)      2.6%
RISPERDAL(r)    2,203   1,855   18.8      14.4        4.4
REMICADE(r)     1,548   1,273   21.6      21.6        0.0
DURAGESIC(r)    1,548   1,200   29.0      24.5        4.5
TOPAMAX(r)      1,029     747   37.7      35.4        2.3
Hormonal
 Contraceptives   975     847   15.1      14.0        1.1
LEVAQUIN(r)/
 FLOXIN(r)        921     824   11.9      12.0       (0.1)
Other           5,325   4,621   15.2      11.6        3.6
Total         $16,288 $14,384   13.2%     10.4%       2.8%


    Pharmaceutical segment sales in the fiscal third quarter of 2004 were $5.5 billion, an increase of 13.4% over the same period a year ago with 11.1% of this change due to operational increases and the remaining 2.3% increase related to the positive impact of currency. The U.S. Pharmaceutical sales increase was 12.5% and the growth in international Pharmaceutical sales was 15.5% which included 7.2% related to the positive impact of currency.


Major Pharmaceutical Product Sales - Fiscal Third Quarter

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

PROCRIT(r)/
 EPREX(r)       $ 887 $1,005    (11.7%)   (13.7%)      2.0%
RISPERDAL(r)      746    599     24.6      20.8        3.8
REMICADE(r)       545    443     22.9      22.9        0.0
DURAGESIC(r)      536    424     26.7      22.8        3.9
TOPAMAX(r)        365    253     44.6      42.7        1.9
Hormonal
 Contraceptives   304    292      4.2       3.2        1.0
LEVAQUIN(r)/
 FLOXIN(r)        270    253      7.0       7.2       (0.2)
Other           1,832  1,566     17.0      14.0        3.0
Total          $5,485 $4,835     13.4%     11.1%       2.3%


   Pharmaceutical segment sales growth was adversely affected by the sales decline of PROCRIT(r) (Epoetin alfa) and EPREX(r) (Epoetin alfa) due to increased competition. Combined, PROCRIT (r)(sold in the U.S.) and EPREX(r)(sold internationally) sales declined 11.7% in the fiscal third quarter of 2004 versus the same  period a year ago.  Sales of PROCRIT(r) in  the  fiscal third
quarter were down 12.7% versus the same period last year. On a unit basis, PROCRIT(r) declined slightly when compared with the fiscal third quarter 2003.
                                 33

   RISPERDAL(r) (risperidone), a medication that treats the symptoms of schizophrenia, fueled by RISPERDAL(r) CONSTA(tm) grew by 24.6% in the fiscal third quarter 2004. REMICADE(r) (infliximab), a novel monoclonal antibody therapy indicated to treat Crohn's disease and used in the treatment of rheumatoid arthritis, continued to maintain its leadership position in the growing Anti-TNF-a (tumor necrosis factor alpha) market. In September the FDA approved REMICADE(r) for expanded use as a first line therapy in patients with moderate to severe
rheumatoid   arthritis.   Sales  of  DURAGESIC(r)   (fentanyl
transdermal  systems)  grew  by 26.7%  in  the  fiscal  third
quarter  2004.   In August, the U.S. District Court  for  the
District of Columbia affirmed the pediatric exclusivity for DURAGESIC (r) granted to Janssen by the FDA. The pediatric
exclusivity  will  expire on January  23,  2005.   TOPAMAX(r)
(topiramate), an antiepileptic and recently approved for use in the prevention of migraines, had strong growth over the same period a year ago.
   Growth was also achieved in DITROPAN XL(r) (oxybutynin chloride), a treatment for overactive bladder, REMINYL(r) (galantamine (HBr)), a treatment for patients with mild to moderate Alzheimer's disease, NATRECOR(r) (nesiritide), a treatment for acute congestive heart failure, and ULTRACET(r)(37.5 mg tramadol hydrochloride/325 mg acetaminophen tablets), used in the management of acute pain. CONCERTA(r)(methylphenidate
HCl), a treatment for attention deficit hyperactivity disorder, sales continued to grow despite the current absence of patent exclusivity in the U.S. At present, the FDA has not approved any generic that is substitutable for CONCERTA(r).


Medical Devices and Diagnostics
   Medical Devices and Diagnostics segment sales in the first fiscal nine months of 2004 were $12.2 billion, an increase of 13.6% over the same period a year ago with 9.1% of this change due to operational increases and the remaining 4.5% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 8.8% and the growth in international Medical Devices and Diagnostics sales was 19.2% which included 9.8% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales - First
Fiscal Nine Months

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

DePuy          $2,468   $2,206    11.9%     7.9%       4.0%
Cordis          2,298    1,811    26.9     23.1        3.8
Ethicon         2,085    1,942     7.3      1.7        5.6
Ethicon  Endo-
 Surgery        2,047    1,894     8.1      3.7        4.4
LifeScan        1,240    1,040    19.2     15.0        4.2
Vision  Care    1,123      959    17.2     11.6        5.6
Ortho-Clinical
 Diagnostics      928      868     7.0      2.5        4.5
Other              48       53    (9.4)    (8.1)      (1.3)
Total         $12,237  $10,773    13.6%     9.1%       4.5%

34
Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2004 were $4.0 billion, an increase of 7.0% over the same period a year ago with 3.6% of this change due to operational increases and the remaining 3.4% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales decrease was 3.4% and the growth in international Medical Devices and Diagnostics sales was 20.6% which included 7.8% related to the positive impact of currency.

Major  Medical  Devices  and Diagnostics  Franchise  Sales  -
Fiscal Third Quarter

                                Total    Operations  Currency
                 2004   2003    %Change  %Change     %Change

DePuy          $  790   $ 718     10.0%     6.9%       3.1%
Cordis            756     791     (4.4)    (7.0)       2.6
Ethicon           687     640      7.3      3.0        4.3
Ethicon  Endo-
 Surgery          672     622      8.0      4.7        3.3
LifeScan          420     362     16.1     12.6        3.5
Vision  Care      392     343     14.6     10.2        4.4
Ortho-Clinical
 Diagnostics      309     287      7.9      4.4        3.5
Other              18      16     12.5      3.8        8.7
Total          $4,044  $3,779      7.0%     3.6%       3.4%



    DePuy franchise growth in the fiscal third quarter was primarily due to DePuy's orthopaedic joint reconstruction
products  including  the knee and hip product  lines.   Solid
growth was also reported in the area of spine. The positive growth was partially offset by the sale of the Castings business in the first quarter of 2004 and weakness in the neuro and trauma lines.
    Cordis sales declined by 4.4% in the fiscal third quarter 2004. This was the result of a 37% decrease in U.S. sales of the CYPHER(r) Sirolimus-eluting Stent when compared to the fiscal third quarter 2003. The third quarter of this year is the second full quarter with a competitive product in the
U.S.  marketplace.   Internationally, Cordis  sales  grew  by
51.3% in the fiscal third quarter. This included 41.8% of operational growth and a favorable currency impact of 9.5%.
The launch of CYPHER(r)in Japan during the fiscal third quarter 2004 contributed to the strong international sales growth.
    On April 2, 2004 and July 22, 2004, Cordis Cardiology Division of Cordis Corporation, a Johnson & Johnson Company, received warning letters from the FDA regarding observations
concerning  Good  Manufacturing Practice regulations.   These
observations followed post-approval site inspections completed in 2003, including sites involved in the production of the CYPHER(r) stent. In response to the warning letters, Cordis as met periodically with the FDA representatives at the Center and the Districts advising them of the progress in addressing the Quality System issues.
     Ethicon franchise growth was related to strong sales  of
VICRYL
                                 35
(r)(polyglactin 910) PLUS antibacterial coated sutures, as well as new products such as the Multipass needle introduced in April 2004. Ethicon Endo-Surgery franchise experienced growth in
Endocutter sales that include products used in performing bariatric procedures, an important focus for the franchise. Strong sales in the Advanced Sterilization product line were also a key contributor to results in the quarter.
    LifeScan franchise growth was due to increased sales of the OneTouch(r) Ultra(r) brand primarily in international markets.
Vision Care franchise growth was led by continued success in the Japanese market as well as strong growth in the U.S. market led by the introduction of Acuvue(r) Advance(tm) with
HydraClear(tm),   a   silicone  hydrogel  material   launched
nationwide in the U.S. in January 2004.

Cost of Goods Sold and Selling, General and Administrative
Expenses
Consolidated costs of goods sold for the first fiscal nine months of 2004 decreased to 28.1% from 28.3% of sales over the same period a year ago. The cost of goods sold for the fiscal third quarter of 2004 was 27.6% of sales. The cost of goods sold as a percentage of sales in the fiscal third quarter of 2003 was 28.5%. The favorable change in the third fiscal quarter of 2004 was primarily in the Medical Devices and Diagnostics segment, related to positive mix, divestiture of low gross margin businesses, and the absence of certain CYPHER(r)stent related costs incurred in 2003. There were also cost containment activities across all segments.
   Consolidated selling, general and administrative expenses as a percent to sales for the first fiscal nine months of 2004 were 32.4% versus 32.9% for the same period a year ago, which represented an improvement of .5% as a percent of sales. This improvement was primarily due to the Company's focus on managing expenses. Consolidated selling, general and administrative expenses as a percent to sales increased from 32.8% in the fiscal third quarter of 2003 to 33.3% in the fiscal third quarter of 2004. This increase was primarily attributable to decisions to increase investment spending behind certain OTC and Consumer brands and certain products and regions in the Pharmaceutical segment.

Research & Development
Research  activities  represent a  significant  part  of  the
Company's  business.   These  expenditures  relate   to   the
development   of  new  products,  improvement   of   existing
products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the first fiscal nine months of 2004 were $3.5 billion, an increase of 8.8% over the same period a year ago. Research and development spending in the fiscal third quarter of 2004 was $1.2 billion, an increase of 1.8% over the fiscal third quarter of 2003.
                                 36
In-Process Research & Development
In the fiscal third quarter of 2004, the Company recorded In-process Research & Development (IPR&D) charges of $18 million before tax and $12 million after tax as a result of the acquisition of U.S. commercial rights to certain patents and know-how in the field of sedation and analgesia from Scott Lab, Inc.
   In the fiscal second quarter of 2003, the Company recorded In-process Research & Development charges of $900 million before and after tax related to acquisitions. These acquisitions included Scios Inc. and the Link Spine Group, Inc. Scios Inc. is a biopharmaceutical company with a marketed product for cardiovascular disease and research projects focused on auto-immune diseases. Link Spine Group, Inc. was acquired to provide the Company with exclusive worldwide rights to the SB Charite Artificial Disc for the treatment of spine disorders.
    In   the   fiscal   first quarter of  2003,  the  Company
recorded   IPR&D  charges  of  $15  million  after  tax  ($18
million   before   tax)   related  to  acquisitions.    These
acquisitions included certain assets of Orquest, Inc., a privately-held biotechnology company focused on developing
biologically-based    implants    for   orthopaedics    spine
surgery,  and   3-Dimensional   Pharmaceuticals,   Inc.,    a
company   with   a   technology  platform  focused   on   the
discovery  and development of potential new drugs  in   early
stage   development  for  the  treatment  of   cardiovascular
diseases, oncology and inflammation.


Other (Income) Expense, Net
Other  (income) expense included gains and losses related  to the
sale  and  write-down  of certain equity  securities  of  the
Johnson  &
Johnson Development Corporation, losses on the disposal of assets, currency gains & losses, minority interests, litigation settlement expense as well as royalty income. The unfavorable change in other (income) expense in the first fiscal nine months of 2004 as compared to the same period a year ago was due primarily to the gain associated with the Vascular Access divestiture in the fiscal second quarter of 2003. The unfavorable change in other (income) expense in the fiscal third quarter of 2004 as compared to the same period a year ago was due primarily to the positive impact in 2003 of the recovery of a loan that had been written off in a prior year, as well as the establishment of an insurance receivable reserve and an increase in asset write-offs in the fiscal third quarter of 2004.

OPERATING PROFIT BY SEGMENT

Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal nine months of 2004 was 19.6% versus 21.1% over the same period a year ago. This decrease was primarily due to ongoing costs associated with a plant closure and the decision to increase investment spending behind certain OTC and Consumer brands. Operating profit as a percent to sales in the fiscal third quarter of 2004 was 17.7% versus 19.8% over the same period a year ago. This decrease was due to the decision to increase investment spending behind certain OTC and Consumer brands.
                                 37
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal nine months of 2004 was 37.6% versus 32.7% over the same period a year ago. Excluding IPR&D charges, operating profit as a percent to sales in the first fiscal nine months of 2003 was 37.8%. Operating profit as a percent to sales in the fiscal third quarter of 2004 was 35.0% versus 36.2% over the same period a year ago. The decrease in 2004 was due to the decision to increase investment spending for certain products and in certain regions.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal nine months of 2004 was 26.0% versus 21.6% over the same period a year
ago.   Excluding                              IPR&D  charges,
operating profit as a percent to sales was 26.1% in the first fiscal nine months of 2004, and 23.3% in the first fiscal nine months of 2003. Operating profit as a percent to sales in the fiscal third quarter of 2004 was 26.0% versus 24.6% in the fiscal third quarter of 2003. Excluding IPR&D charges, operating profit as a percent to sales in the fiscal third quarter of 2004 was 26.5%. The increase in 2004 was due to favorable sales mix, the impact of divestitures of low gross margin businesses, the absence of certain CYPHER(r) stent related costs incurred in 2003, and cost containment activities.

Interest (Income) Expense
Interest  income  decreased in both  the  first  fiscal  nine months and
fiscal third quarter of 2004 as compared to the same periods a year ago. The decrease was due to a decline in the average rate on investments partially offset by a higher average cash balance. The cash balance including marketable securities at the end of the fiscal third quarter of 2004 was $13.2 billion, which was
$4.2 billion higher than the same period a year ago.
    Interest expense decreased in both the first fiscal nine months and fiscal third quarter of 2004 as compared to the same periods a year ago. The decrease is due to the redemption of commercial paper during 2004.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal nine months of 2004 and 2003 were 28.6% and 32.5%. The decrease in the effective tax rate for the first fiscal nine months of 2004 compared with the same period a year ago was principally due to 2003 acquisition related IPR&D charges that are non-deductible for tax purposes. The 2003 tax rate excluding the effect of IPR&D was 29.2%.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. In the first fiscal nine months of 2004, cash flow

                                 38
from operations was $8.7 billion, an increase of $1.6 billion over
the same period a year ago.  The major factor contributing to the
increase in cash generated from operations was from a net income increase of $1.0 billion, net of the non-cash impact of IPR&D charges. Net cash used by investing activities decreased by $1.5 billion versus the same period a year ago due to a decrease in acquisition activity offset by an increase in the purchase of investments. Net cash used by financing activities increased by $1.9 billion primarily due to a decrease in proceeds from short and long term debt.

    On October 1, 2004 the Company announced that it had exercised its option to redeem all of its $300,000,000 aggregate principal amount of 8.72% debentures due 2024 that remained outstanding on the redemption date, November 1, 2004.

Dividends
On July 20, 2004, the Board of Directors declared a regular cash dividend of $0.285 per share, payable on September 7, 2004 to shareholders of record as of August 17, 2004.

    On October 22, 2004, the Board of Directors declared a regular cash dividend of $0.285 per share, payable on December 7, 2004 to shareholders of record as of November 16, 2004. The Company expects to continue the practice of paying regular cash dividends.

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

In December 2003, the FASB issued FASB Staff Position (FSP) FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer adoption of FSP FAS No. 106-1 until

                                 39
authoritative guidance was issued, as allowed by the Standard. This guidance was issued by the FASB in May 2004 via FSP FAS No. 106-2. The Company adopted FSP FAS No. 106-1 and 106-2 in the fiscal third quarter of 2004, as allowed by the Standards. This adoption did not have a material effect on the Company's results of operations, cash flows or financial position.

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

The Company adopted EITF Issue 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128" in the fiscal third quarter of 2004. This adoption did not have an effect on the Company's results of operations, cash flows and financial position.

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

Inflation rates, even though moderate in many parts of the world during 2004, continue to have an effect on worldwide economies and, consequently, on the way companies operate. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

The Company faces various worldwide health care changes that may result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company elected to defer the recognition of the Act until such time when the authoritative guidance was issued. This guidance was issued by the FASB in May 2004. The Company adopted the recognition of the Act in the fiscal third quarter of 2004.





                                40
The Company also operates in an environment which is becoming increasingly hostile to intellectual property rights. Generic drug firms have filed Abbreviated New Drug Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New Drug

Application filing, the generic competition typically results in creating a loss of market exclusivity and may result in a significant reduction in sales. For further information see the discussion on "Litigation Against Filers of Abbreviated New Drug Applications" in Note 12.

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

The Company's report on Form 10-K for the year ended December 28, 2003 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities
Litigation Reform Act of 1995.
                                 41

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




                                 42
   (b) Reports on Form 8-K

     A Report on Form 8-K was furnished on July 15, 2004, which included the press release for the period ended
     June 27, 2004. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for this fiscal second quarter and six month period ended June
     27, 2004.

     A Report on Form 8-K was filed on October 4, 2004, which included a press release dated October 1, 2004 announcing the redemption of 8.72% debentures due November 2024.

     A Report on Form 8-K was filed on October 6, 2004, which included a press release dated October 1, 2004 announcing that Ortho Biotech Products, L.P., a Johnson
     & Johnson company, received a subpoena from the Inspector General, Department of Health and Human
     Services, requesting documents related to the sales and marketing of PROCRIT(r) (Epoetin Alfa)

     A report on Form 8-K was furnished on October 13, 2004,
      which included the press release for the period ended September 26, 2004. Also included in this filing are the unaudited comparative supplementary sales data and condensed consolidated statement of earnings for the fiscal third quarter and nine month period ended September 26, 2004.



























                                 43






                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 3, 2004            By /s/ R. J. DARRETTA
                                    R. J. DARRETTA
                                    Vice Chairman
                                    (Chief Financial Officer)


Date:  November 3, 2004            By /s/ S. J. COSGROVE
                                    S. J. COSGROVE
                                    Controller
                                    (Chief Accounting Officer)












                                44