Form 10-K
period 2005-01-02
JOHNSON & JOHNSON
filed 2005-03-15
CIK 200406

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

FOR THE FISCAL YEAR ENDED JANUARY 2, 2005          COMMISSION FILE NUMBER 1-3215

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $161 billion.

     On March 1, 2005 there were 2,973,666,464 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and   Portions of registrant's annual report to shareholders for
  III:            fiscal year 2004 (the "Annual Report").
Parts I and III:  Portions of registrant's proxy statement for its 2005 annual meeting (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM                                                                 PAGE
----                                                                 ----
 1.    Business....................................................    1
         General...................................................    1
         Segments of Business......................................    1
         Consumer..................................................    1
         Pharmaceutical............................................    1
         Medical Devices and Diagnostics...........................    2
         Geographic Areas..........................................    2
         Raw Materials.............................................    2
         Patents and Trademarks....................................    2
         Seasonality...............................................    3
         Competition...............................................    3
         Research..................................................    3
         Environment...............................................    3
         Regulation................................................    3
         Available Information.....................................    4
 2.    Properties..................................................    4
 3.    Legal Proceedings...........................................    5
 4.    Submission of Matters to a Vote of Security Holders.........    5
         Executive Officers of the Registrant......................    5

                                 PART II
 5.    Market for the Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases of Equity
       Securities..................................................    7
 6.    Selected Financial Data.....................................    8
 7.    Management's Discussion and Analysis of Results of
       Operations and Financial Condition..........................    8
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................    8
 8.    Financial Statements and Supplementary Data.................    8
 9.    Changes in and Disagreements on Accounting and Financial
       Disclosure..................................................    8
 9A.   Controls and Procedures.....................................    8

                                PART III
10.    Directors and Executive Officers of the Registrant..........    9
11.    Executive Compensation......................................    9
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   10
13.    Certain Relationships and Related Transactions..............   10
14.    Principal Accountant Fees and Services......................   10

                                 PART IV
15.    Exhibits, Financial Statement Schedules.....................   10
       Signatures..................................................   12
       Report of Independent Registered Public Accounting Firm on
       Financial Statement Schedule................................   14
       Exhibit Index...............................................   15

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Johnson & Johnson, employing approximately 109,900 people worldwide, is engaged in the manufacture and sale of a broad range of products in the health care field. Johnson & Johnson has over 200 subsidiaries that conduct business in virtually all countries of the world. Johnson & Johnson's primary interest, both historically and currently, has been in products related to human health and well-being. Johnson & Johnson was organized in the State of New Jersey in 1887.

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

SEGMENTS OF BUSINESS

     Johnson & Johnson's worldwide business is divided into three segments:
Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 38 and 64 of Johnson & Johnson's Annual Report to Shareholders for fiscal year 2004 which is filed as
Exhibit 13 to this Report on Form 10-K.

CONSUMER

     The Consumer segment manufactures and markets a broad range of products used in the baby and child care, skin care, oral and wound care and women's health care fields, as well as over-the-counter pharmaceutical and nutritional products. Major brands include AVEENO skin care products; BAND-AID Brand Adhesive Bandages; CAREFREE Pantiliners; CLEAN & CLEAR teen skin care products; JOHNSON'S Baby line of products; MOTRIN IB ibuprofen products; PEPCID AC Acid Controller from Johnson & Johnson - Merck Consumer Pharmaceuticals Co.; NEUTROGENA skin and hair care products; RoC skin care products; SPLENDA, a no calorie sweetener; STAYFREE sanitary protection products; and the broad family of TYLENOL acetaminophen products. These products are marketed principally to the general public and sold both to wholesalers and directly to independent and chain retail outlets throughout the world.

PHARMACEUTICAL

     The Pharmaceutical segment's principal worldwide franchises are in the antifungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic (central nervous system) and urology fields. These products are distributed both directly and through wholesalers and health care professionals for use by prescription by the general public. Key products in the Pharmaceutical segment include: PROCRIT (Epoetin alfa, sold outside the U.S. as EPREX), a biotechnology derived product that stimulates red blood cell production; DURAGESIC (fentanyl transdermal system, sold abroad as DUROGESIC), a treatment for chronic pain that offers a novel delivery system; RISPERDAL (risperidone) and RISPERDAL CONSTA (risperidone long-acting injection), for treatment of the symptoms of schizophrenia; REMICADE (infliximab), a novel monoclonal antibody therapy indicated to treat the symptoms of Crohn's disease, rheumatoid arthritis and ankylosing spondylitis; LEVAQUIN (levofloxacin) and FLOXIN (ofloxacin), both in the anti-infective field; TOPAMAX (topiramate), an anti-epileptic and migraine prevention treatment; ORTHO EVRA (norelgestromin/ethinyl estradiol transdermal system), the first contraceptive patch approved by the Food and Drug Administration (FDA) and ORTHO TRI-CYCLEN LO (norgestimate/ethinyl estradiol), a low dose oral contraceptive; DOXIL (doxorubicin), a cancer treatment; DITROPAN XL (oxybutynin chloride), for the treatment of overactive bladder; REMINYL (galantamine HBr), for patients with mild to moderate Alzheimer's disease; NATRECOR (nesiritide), a novel agent approved for congestive heart failure; VELCADE (bortezomib), an oncology treatment; and CONCERTA (methylphenidate HCl) a product for the treatment of attention deficit hyperactivity disorder.

MEDICAL DEVICES AND DIAGNOSTICS

     The Medical Devices and Diagnostics segment includes a broad range of products used by or under the direction of physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Ethicon's wound care and women's health products; Ethicon Endo-Surgery's minimally invasive surgical products; Cordis' circulatory disease management products; LifeScan's blood glucose monitoring products; Ortho-Clinical Diagnostics' professional diagnostic products; DePuy's orthopaedic joint reconstruction, spinal and sports medicine products and Vistakon's disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

GEOGRAPHIC AREAS

     The international business of Johnson & Johnson is conducted by subsidiaries located in 56 countries outside the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under "Business -- Consumer, Pharmaceutical and Medical Devices and Diagnostics." However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those which were developed in the United States but also those which were developed by subsidiaries abroad.

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

PATENTS AND TRADEMARKS

     Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. Sales of the Company's two largest products, PROCRIT and RISPERDAL, each accounted for over 5% of Johnson & Johnson's total revenues for 2004. Accordingly, the patents related to these products are believed to be material in relation to Johnson & Johnson as a whole.

     During 2004 and 2005, DURAGESIC (fentanyl transdermal system) in the United States and EPREX in international markets have lost or will lose their basic patent protection and will be subject to generic competition. The pediatric exclusivity for the DURAGESIC patent expired in the U.S. in January 2005. The first generic version of DURAGESIC has been launched. Foreign patent protection related to DURAGESIC will expire during 2005. The Company expects that DURAGESIC sales will decline in 2005 as compared to 2004.

     During 2004, patents related to EPREX in certain international markets expired. Generic competition will be limited in the near term due to the lack of biologically equivalent compounds. Sales of DURAGESIC and EPREX accounted for over 7% of Johnson & Johnson's worldwide sales in 2004. There are no other major product patents that are scheduled to expire during the next 2 years.

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

COMPETITION

     In all of their product lines, Johnson & Johnson companies compete with companies both large and small, located in the United States and abroad. Competition is strong in all lines without regard to the number and size of the competing companies involved. Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to Johnson & Johnson's success in all areas of its business. This competitive environment requires substantial investments in continuing research and in multiple sales forces. In addition, the winning and retention of customer acceptance of the products of Johnson & Johnson's consumer businesses involve heavy expenditures for advertising, promotion and selling.

RESEARCH

     Research activities are important to all segments of Johnson & Johnson's business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada and the United Kingdom. The costs of Johnson & Johnson's worldwide research activities relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer amounted to $5,203, $4,684 and $3,957 million for fiscal years 2004, 2003 and 2002, respectively. These costs are charged directly to income in the year in which incurred. All research was sponsored by Johnson & Johnson.

ENVIRONMENT

     During the past year Johnson & Johnson companies were subject to a variety of federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson's compliance with these requirements did not and is not expected to have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

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

     In addition, sales, marketing and other business practices in the health care industry have come under increased scrutiny by government agencies and state attorney generals and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

     While the Company's affiliates do not sell any COX-2 inhibitor medicines, the recent developments involving those medicines (such as Vioxx and Celebrex) are likely to have implications throughout the health care industry.

AVAILABLE INFORMATION

     Copies of Johnson & Johnson's quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. All of the Company's Securities and Exchange Commission ("SEC") filings are also available on the Company's Web site at www.investor.jnj.com/governance, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC Web site at www.sec.gov. In addition, the Charters of the Audit Committee, the Compensation & Benefits Committee and the Nominating & Corporate Governance Committee of the Board of Directors and the Company's Principles of Corporate Governance, Policy on Business Conduct and Code of Business Conduct & Ethics for Directors and Executive Officers, are available at the www.investor.jnj.com/governance Web site address and will be provided without charge to any shareholder submitting a written request, as provided above.

ITEM 2.  PROPERTIES

     Johnson & Johnson and its worldwide subsidiaries operate 141 manufacturing facilities occupying approximately 19 million square feet of floor space.

     The manufacturing facilities are used by the industry segments of Johnson & Johnson's business approximately as follows:

                                                               SQUARE FEET
                          SEGMENT                             (IN THOUSANDS)
                          -------                             --------------
Consumer....................................................       4,970
Pharmaceutical..............................................       6,499
Medical Devices and Diagnostics.............................       7,514
                                                                  ------
          Worldwide total...................................      18,983
                                                                  ======

     Within the United States, 7 facilities are used by the Consumer segment, 14 by the Pharmaceutical segment and 42 by the Medical Devices and Diagnostics segment. Johnson & Johnson's manufacturing operations outside the United States are often conducted in facilities which serve more than one segment of the business.

     The locations of the manufacturing facilities by major geographic areas of the world are as follows:

                                                                NUMBER
                                                                  OF         SQUARE FEET
                      GEOGRAPHIC AREA                         FACILITIES    (IN THOUSANDS)
                      ---------------                         ----------    --------------
United States...............................................      63             6,602
Europe......................................................      36             7,445
Western Hemisphere excluding U.S.A..........................      15             2,784
Africa, Asia and Pacific....................................      27             2,152
                                                                 ---            ------
          Worldwide Total...................................     141            18,983
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

     For information regarding lease obligations see Note 4 "Rental Expense and Lease Commitments" under "Notes to Consolidated Financial Statements" on page 46 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on Additions to Property, Plant & Equipment is contained on page 64 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     The information set forth in Note 18 "Legal Proceedings" under "Notes to Consolidated Financial Statements" on pages 56 through 61 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

     The Company or its subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws, in which the primary relief sought is the cost of past and future remediation. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of the Company, such proceedings would not have a material adverse effect on the results of operations, cash flows or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of Johnson & Johnson as of March 14, 2005, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

     Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 3 through 9 of Johnson & Johnson's Proxy Statement dated March 16, 2005 (the "Proxy Statement").

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Robert J. Darretta.....................  58     Vice Chairman, Board of Directors; Member, Executive
                                                  Committee; Chief Financial Officer
Russell C. Deyo........................  55     Member, Executive Committee; Vice President, General
                                                  Counsel and Chief Compliance Officer(a)
Michael J. Dormer......................  53     Member, Executive Committee; Worldwide Chairman,
                                                  Medical Devices(b)
Kaye I. Foster-Cheek...................  46     Member, Executive Committee; Vice President, Human
                                                  Resources(c)
Colleen A. Goggins.....................  50     Member, Executive Committee; Worldwide Chairman,
                                                  Consumer & Personal Care Group(d)
JoAnn Heffernan Heisen.................  55     Member, Executive Committee; Vice President, Chief
                                                  Information Officer(e)
Per A. Peterson, M.D., Ph.D. ..........  60     Member, Executive Committee; Chairman,
                                                Pharmaceuticals Research & Development(f)
Christine A. Poon......................  52     Vice Chairman; Member, Executive Committee;
                                                Worldwide Chairman, Medicines & Nutritionals
Joseph C. Scodari......................  52     Member, Executive Committee; Worldwide Chairman,
                                                  Pharmaceuticals Group(g)
Nicholas J. Valeriani..................  48     Member, Executive Committee; Worldwide Chairman,
                                                  Cardiovascular Devices and Diagnostics(h)
William C. Weldon......................  56     Chairman, Board of Directors; Chief Executive
                                                Officer; Chairman, Executive Committee

---------------
(a) Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996 and Vice President, General Counsel and Chief Compliance Officer in April 2004.

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

(c) Ms. K. I. Foster-Cheek joined the Company in 2003 as Vice President, Human Resources for the Johnson & Johnson Consumer Products Companies. In March 2004, she was named Vice President, Human Resources for the Consumer & Personal Care Group and was named a member of the Human Resources Leadership Team and the Consumer & Personal Care Group Operating Committee. Ms. Foster-Cheek became a Member of the Executive Committee and Vice President, Human Resources for the Company in January 2005. Prior to joining the Company, Ms. Foster-Cheek served in various human resources management positions with Pfizer for 13 years, most recently supporting its pharmaceutical business in Japan, Asia, Africa, Middle East and Latin America.

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

(f) Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical

    Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Pharmaceuticals Research & Development. Dr. Peterson became a Member of the Executive Committee in 2001.

(g) Mr. J. C. Scodari joined the Company in 1999 as President of Centocor when the Company acquired Centocor. At the time of that acquisition, he had been the President and Chief Operating Officer of Centocor and a member of Centocor's Board of Directors since December 1997. In March 2001, he was named Company Group Chairman for the North American pharmaceutical business, and became a member of the Pharmaceuticals Group Operating Committee. In March 2003, Mr. Scodari was named Company Group Chairman, Biopharmaceutical Businesses. Mr. Scodari was named Worldwide Chairman, Pharmaceuticals Group and became a Member of the Executive Committee on March 1, 2005.

(h) Mr. N. J. Valeriani joined the Company in 1978 and held various positions before becoming President of Ethicon Endo-Surgery, Inc. in 1997. In January 2001 he was named Company Group Chairman for Ethicon Endo-Surgery with additional responsibility for the Johnson & Johnson Medical Products Medical Devices and Diagnostics business in Canada. He became Worldwide Franchise Chairman for the DePuy Franchise in 2002. Mr. Valeriani became a Member of the Executive Committee and Vice President, Human Resources in September 2003. In February 2004 he assumed additional responsibilities as Worldwide Chairman, Diagnostics. In January 2005, Mr. Valeriani was appointed as the Worldwide Chairman, Cardiovascular Devices and Diagnostics and relinquished his Human Resources responsibilities.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of March 1, 2005, there were approximately 187,840 record holders of Common Stock of the Company. The other information called for by this item is incorporated herein by reference to: the material captioned "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Share Repurchase & Dividends" on page 35 and "Common Stock Market Prices" on page 38; Note 10 under the "Notes to Consolidated Financial Statements" on pages 49 and 50 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and the "Equity Compensation Plan Information" on pages 32 and 33 of the Proxy Statement.

     The following table provides information with respect to Common Stock share purchases by the Company during fiscal 2004. Stock purchases are made as part of a systematic plan to meet the Company's compensation programs.

                                                   TOTAL NUMBER OF SHARES   AVERAGE PRICE PAID
FISCAL MONTH                                             PURCHASED              PER SHARE
------------                                       ----------------------   ------------------
December 29, 2003 through January 25, 2004.......        2,256,500                $52.19
January 26, 2004 through February 22, 2004.......        3,950,600                $53.77
February 23, 2004 through March 28, 2004.........        1,458,500                $52.63
March 29, 2004 through April 25, 2004............          925,000                $52.03
April 26, 2004 through May 23, 2004..............        1,836,200                $54.78
May 24, 2004 through June 27, 2004...............        3,678,000                $55.46
June 28, 2004 through July 25, 2004..............        1,334,300                $55.52
July 26, 2004 through August 22, 2004............        1,130,000                $55.29
August 23, 2004 through September 26, 2004.......        1,553,300                $57.19
September 27, 2004 through October 24, 2004......        1,510,600                $56.72
October 25, 2004 through November 21, 2004.......        2,001,100                $59.86
November 22, 2004 through January 2, 2005........        3,087,700                $62.69

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the material captioned "Summary of Operations and Statistical Data 1994-2004" on page 65 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included in the material captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 38 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material captioned "Report of Independent Registered Public Accounting Firm" on pages 39 through 63 of the Annual Report, which are filed as Exhibit 13 to this Report on Form 10-K.

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

     INTERNAL CONTROL. Management's Report on Internal Control over Financial Reporting is included in this Report on Form 10-K in this Item 9A. During the fiscal quarter ended January 2, 2005, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.  Under
Section 404 of The Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2005. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

     Based on the Company's processes and assessment, as described above, management has concluded that, as of January 2, 2005, the Company's internal control over financial reporting was effective.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in the "Report of Independent Registered Public Accounting Firm" on page 63 of the Annual Report, which is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to (a) the material under the caption "Election of Directors -- Nominees" on pages 3 through 9 of the Proxy Statement, (b) the material in Part I hereof under the caption "Executive Officers of the Registrant," (c) the discussion of the Audit Committee under the heading "Directors' Fees, Committees and Meetings" on pages 10 through 12 of the Proxy Statement and (d) the material under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement.

     The Company's Policy on Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC Rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Policy on Business Conduct is available on the Company's Web site at www.jnj.com. Copies of the Policy on Business Conduct are available to shareholders without charge upon written request to the Secretary at the Company's principal address. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will also be posted on the Company's Web site at www.jnj.com within five business days (and retained on the Web site for at least one year).

     In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Directors and Executive Officers is available on the Company's Web site at www.jnj.com. Copies of the Code of Business Conduct & Ethics are available to shareholders without charge upon written request to the Secretary at the Company's principal address. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any Executive Officer will also be posted on the Company's Web site at www.jnj.com within five business days (and retained on the Web site for at least one year).

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the following sections of the Proxy Statement: "Election of Directors -- Directors' Fees, Committees and Meetings" on pages 10 through 12; "Compensation & Benefits Committee Report on Executive Compensation" on pages 15 through 19; "Shareholder Return Performance Graphs" on pages 20 and 21; and "Executive Compensation" on pages 22 through 26.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the material captioned "Election of Directors -- Stock Ownership/Control" on page 9 of the Proxy Statement, and Note 10 under the "Notes to Consolidated Financial Statements" on pages 49 and 50 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the material under the headings "Appointment of Independent Auditors" and "Pre-Approval of Audit and Non-Audit Services" on pages 34 through 36 of the Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report

        1. Financial Statements

     The following Audited Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm on pages 39 through 63 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

        Consolidated Balance Sheets at end of Fiscal Years 2004 and 2003

        Consolidated Statements of Earnings for Fiscal Years 2004, 2003 and 2002

        Consolidated Statements of Equity for Fiscal Years 2004, 2003 and 2002

        Consolidated Statements of Cash Flows for Fiscal Years 2004, 2003 and
        2002

        Notes to Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm

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

                       JOHNSON & JOHNSON AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

  FISCAL YEARS ENDED JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002
                             (DOLLARS IN MILLIONS)

                                                    BALANCE AT                             BALANCE AT
                                                    BEGINNING                  PAYMENTS/     END OF
                                                    OF PERIOD    ACCRUALS        OTHER       PERIOD
                                                    ----------   --------      ---------   ----------
2004
Accrued rebates, returns and promotions(1)........    $2,622       7,514(2)     (7,351)      2,785
Reserve for doubtful accounts.....................       192          29           (15)        206
Reserve for cash discounts........................        55         736          (729)         62
                                                      ------      ------        ------       -----
                                                      $2,869       8,279        (8,095)      3,053
                                                      ======      ======        ======       =====
2003
Accrued rebates, returns and promotions(1)........    $2,035       5,850        (5,263)      2,622
Reserve for doubtful accounts.....................       191          28           (27)        192
Reserve for cash discounts........................        62         597          (604)         55
                                                      ------      ------        ------       -----
                                                      $2,288       6,475        (5,894)      2,869
                                                      ======      ======        ======       =====
2002
Accrued rebates, returns and promotions(1)........    $1,403       3,931        (3,299)      2,035
Reserve for doubtful accounts.....................       197          53           (59)        191
Reserve for cash discounts........................        74         627          (639)         62
                                                      ------      ------        ------       -----
                                                      $1,674       4,611        (3,997)      2,288
                                                      ======      ======        ======       =====

---------------
(1) Includes reserve for customer rebates of $488, $314 and $274 at January 2, 2005, December 28, 2003 and December 29, 2002 respectively.

(2) Includes $170 related to the reversal of previously estimated performance-based rebate allowances in managed care contracts.

     Certain prior year amounts have been reclassified to conform with current year presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2005                                 JOHNSON & JOHNSON
                                          --------------------------------------
                                                       (Registrant)

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

             /s/ W. C. WELDON                 Chairman, Board of Directors and        March 9, 2005
------------------------------------------    Chief Executive Officer, and
               W. C. Weldon                   Director (Principal Executive
                                              Officer)

            /s/ R. J. DARRETTA                Vice Chairman, Board of Directors;      March 9, 2005
------------------------------------------    Chief Financial Officer and Director
              R. J. Darretta                  (Principal Financial Officer)

            /s/ S. J. COSGROVE                Controller                              March 8, 2005
------------------------------------------
              S. J. Cosgrove

             /s/ G. N. BURROW                 Director                                March 11, 2005
------------------------------------------
               G. N. Burrow

            /s/ M. S. COLEMAN                 Director                                March 12, 2005
------------------------------------------
              M. S. Coleman

             /s/ J. G. CULLEN                 Director                                March 11, 2005
------------------------------------------
               J. G. Cullen

            /s/ M. J. FOLKMAN                 Director                                March 11, 2005
------------------------------------------
              M. J. Folkman

             /s/ A. D. JORDAN                 Director                                March 14, 2005
------------------------------------------
               A. D. Jordan

             /s/ A. G. LANGBO                 Director                                March 9, 2005
------------------------------------------
               A. G. Langbo


                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
           /s/ S. L. LINDQUIST                Director                                March 9, 2005
------------------------------------------
             S. L. Lindquist

             /s/ L.F. MULLIN                  Director                                March 9, 2005
------------------------------------------
               L.F. Mullin

            /s/ S. S REINEMUND                Director                                March 11, 2005
------------------------------------------
              S. S Reinemund

              /s/ D. SATCHER                  Director                                March 14, 2005
------------------------------------------
                D. Satcher

            /s/ H. B. SCHACHT                 Director                                March 14, 2005
------------------------------------------
              H. B. Schacht


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Johnson & Johnson:

     Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2005, appearing in the 2004 Annual Report to Shareholders of Johnson & Johnson (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------------------
PricewaterhouseCoopers LLP

New York, New York
March 11, 2005

                                 EXHIBIT INDEX

  REG. S-K
EXHIBIT TABLE                                DESCRIPTION
  ITEM NO.                                    OF EXHIBIT
-------------                                -----------
      3(a)(i)    Restated Certificate of Incorporation dated April 26,
                 1990 -- Incorporated herein by reference to Exhibit 3(a) of the
                 Registrant's Form 10-K Annual Report for the year ended December 30,
                 1990.
      3(a)(ii)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 20, 1992 -- Incorporated herein by reference to Exhibit 3(a) of the Registrant's Form 10-K
                 Annual Report for the year ended January 3, 1993.
      3(a)(iii)  Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company dated May 21, 1996 -- Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant's Form
                 10-K Annual Report for the year ended December 29, 1996.
      3(a)(iv)   Certificate of Amendment to the Restated Certificate of
                 Incorporation of the Company effective May 22, 2001 -- Incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q
                 Quarterly Report for the quarter ended July 1, 2001.
      3(b)       By-Laws of the Company, as amended effective June 11,
                 2001 -- Incorporated herein by reference to Exhibit 99.2 of the
                 Registrant's Form 10-Q Quarterly Report for the quarter ended July
                 1, 2001.
      4(a)       Upon the request of the Securities and Exchange Commission, the
                 Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
     10(a)       Stock Option Plan for Non-Employee Directors -- Incorporated herein by reference to Exhibit 10(a) of the Registrant's Form 10-K Annual
                 Report for the year ended December 29, 1996.*
     10(b)       2000 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual
                 Report for the year ended December 29, 2002.*
     10(c)       1995 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual
                 Report for the year ended January 3, 1999.*
     10(d)       1991 Stock Option Plan (as amended) -- Incorporated herein by reference to Exhibit 10(c) of the Registrant's Form 10-K Annual
                 Report for the year ended December 28, 1997.*
     10(e)       2000 Stock Compensation Plan -- Incorporated herein by reference to
                 Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the
                 year ended December 31, 2000.*
     10(f)       Executive Incentive Plan (as amended) -- Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-K Annual
                 Report for the year ended December 31, 2000.*
     10(g)       Domestic Deferred Compensation (Certificate of Extra Compensation)
                 Plan (as amended) -- Incorporated herein by reference to Exhibit
                 10(g) of the Registrant's Form 10-K Annual Report for the year ended
                 December 28, 2003.*
     10(h)       Deferred Fee Plan for Non-Employee Directors (as amended) -- Filed with this document.*
     10(i)       Executive Income Deferral Plan (as amended) -- Incorporated herein by reference to Exhibit 10(i) of the Registrant's Form 10-K Annual
                 Report for the year ended December 28, 2003.*
     10(j)       Excess Savings Plan -- Incorporated herein by reference to Exhibit
                 10(j) of the Registrant's Form 10-K Annual Report for the year ended
                 December 29, 1996.*
     10(k)       Supplemental Retirement Plan -- Incorporated herein by reference to
                 Exhibit 10(h) of the Registrant's Form 10-K Annual Report for the
                 year ended January 3, 1993.*
     10(l)       Executive Life Insurance Plan -- Incorporated herein by reference to
                 Exhibit 10(i) of the Registrant's Form 10-K Annual Report for the
                 year ended January 3, 1993.*

  REG. S-K
EXHIBIT TABLE                                DESCRIPTION
  ITEM NO.                                    OF EXHIBIT
-------------                                -----------
     10(m)       Stock Option Gain Deferral Plan -- Incorporated herein by reference to Exhibit 10(m) of the Registrant's Form 10-K Annual Report for the
                 year ended January 2, 2000.*
     10(n)       Estate Preservation Plan -- Incorporated herein by reference to
                 Exhibit 10(n) of the Registrant's Form 10-K Annual Report for the
                 year ended January 2, 2000.*
     10(o)       Letter Agreement dated June 24, 2002 between the Company and Mr. R.
                 S. Larsen with respect to post-employment
                 arrangements -- Incorporated herein by reference to Exhibit 10(o) of the Registrant's Form 10-K Annual Report for the year ended December
                 29, 2002.*
     10(p)       Consulting Agreement between the Company and Dr. Judah Folkman, member of the Board -- Incorporated herein by reference to Exhibit
                 10(p) of the Registrant's Form 10-K Annual Report for the year ended
                 December 29, 2002.*
     10(q)       Summary of compensation arrangements for Named Executive Officers and Directors  -- Filed with this document.*
     12          Statement of Computation of Ratio of Earnings to Fixed
                 Charges -- Filed with this document.
     13          -- Pages 28 through 66 of the Company's Annual Report to
                 Shareholders for fiscal year 2004 (only those portions of the Annual
                 Report incorporated by reference in this report are deemed
                 "filed") -- Filed with this document.
     21          Subsidiaries -- Filed with this document.
     23          Consent of Independent Registered Public Accounting Firm -- Filed
                 with this document.
     31(a)       Certification of Chief Executive Officer pursuant to Section 302 of
                 The Sarbanes-Oxley Act of 2002 -- Filed with this document.
     31(b)       Certification of Chief Financial Officer pursuant to Section 302 of
                 The Sarbanes-Oxley Act of 2002 -- Filed with this document.
     32(a)       Certification of Chief Executive Officer pursuant to Section 906 of
                 The Sarbanes-Oxley Act of 2002 -- Furnished with this document.
     32(b)       Certification of Chief Financial Officer pursuant to Section 906 of
                 The Sarbanes-Oxley Act of 2002 -- Furnished with this document.
     99(b)       Cautionary Statement pursuant to Private Securities Litigation
                 Reform Act of 1995: "Safe Harbor" for Forward-Looking
                 Statements -- Filed with this document.

---------------

* Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this form pursuant to Item 15(a) of this Report on Form 10-K.

     A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.