Form 10-Q
period 2005-04-03
JOHNSON & JOHNSON
filed 2005-05-10
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended April 3, 2005

                               or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( )No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
(X) Yes ( )No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    On May 1, 2005, 2,973,544,570 shares of Common Stock, $1.00 par value, were outstanding.


               JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                          Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   April 3, 2005 and January 2, 2005                        3


 Consolidated Statements of Earnings for the Fiscal
   First Quarters Ended April 3, 2005 and
   March 28, 2004                                           6


 Consolidated Statements of Cash Flows for the Fiscal
   First Quarters Ended April 3, 2005 and
   March 28, 2004                                           7

 Notes to Consolidated Financial Statements                 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                      25


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                  34

Item 4. Controls and Procedures                            34


Part II - Other Information


Item 1 - Legal Proceedings                                 35

Item 2 - Unregistered Sales of Equity Securities
           and Use of Proceeds                             35

Item 6 - Exhibits                                          35

  Signatures                                               36


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                    April 3,   January 2,
                                      2005         2005
Current Assets:

 Cash and cash equivalents          $ 8,539        9,203

 Marketable securities                5,111        3,681

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $224(2004,$206)                     7,336        6,831

 Inventories (Note 4)                 3,814        3,744

 Deferred taxes on income             1,792        1,737

 Prepaid expenses and other
  receivables                         2,174        2,124

      Total current assets           28,766       27,320

Marketable securities, non-current       48           46

Property, plant and equipment,
 at cost                             18,666       18,664


  Less accumulated
    depreciation                      8,429        8,228

Property, plant and equipment, net   10,237       10,436

Intangible assets (Note 5)           15,179       15,105

Less accumulated amortization         3,361        3,263
Intangible assets, net               11,818       11,842


Deferred taxes on income                355          551

Other assets                          3,222        3,122


      Total assets                  $54,446       53,317

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    April 3,   January 2,
                                      2005        2005
Current Liabilities:

Loans and notes payable            $   319          280

Accounts payable                     4,038        5,227

Accrued liabilities                  3,115        3,523

Accrued rebates, returns
  and promotions                     2,492        2,297

Accrued salaries, wages and
 commissions                           891        1,094

Taxes on income                      2,126        1,506

     Total current liabilities      12,981       13,927

Long-term debt                       2,459        2,565

Deferred tax liability                 389          403

Employee related obligations         2,902        2,631

Other liabilities                    2,061        1,978

     Total liabilities              20,792       21,504

Shareholders' equity:
 Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)                3,120        3,120

Note receivable from employee
 stock ownership plan                     -         (11)

Accumulated other comprehensive
 income (Note 8)                       (648)        (515)

Retained earnings                    37,300       35,223

				4

Less common stock held in treasury,
 at cost (147,456,000 & 148,819,000
 shares)                              6,118        6,004

Total shareholders' equity           33,654       31,813

Total liabilities and shareholders'
 equity                             $54,446       53,317

         See Notes to Consolidated Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                               Fiscal Quarters Ended
                       April 3, Percent  March 28, Percent
                         2005    to Sales   2004    to Sales


Sales to customers      $12,832   100.0% $11,559   100.0%
(note 6)

Cost of products sold     3,482    27.1    3,367    29.1

Gross profit              9,350    72.9    8,192    70.9

Selling, marketing and
  administrative expenses 4,043    31.5    3,640    31.5

Research expense          1,347    10.5    1,095     9.5

Interest income             (84)    (.6)     (39)    (.3)

Interest expense, net of
  portion capitalized        15      .1       45      .4

Other (income)expense, net  (33)    (.3)     (53)    (.5)

Earnings before provision
  for taxes on income     4,062    31.7    3,504    30.3
Provision for taxes on
  income (Note 3)         1,135     8.9    1,011     8.7

NET EARNINGS             $2,927    22.8%  $2,493    21.6%

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $  .98              .84
  Diluted                $  .97              .83

CASH DIVIDENDS PER SHARE $ .285              .24

AVG. SHARES OUTSTANDING
  Basic                 2,972.1          2,967.8
  Diluted               3,023.7          3,004.6


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                    Fiscal Quarters Ended
                                     April 3,   March 28,
                                       2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 2,927     2,493
Adjustment to reconcile net
 earnings to cash flows:
Depreciation and amortization of
 property and intangibles               515       502
Deferred tax provision                  100      (191)
Accounts receivable allowances           22        20
Changes in assets and liabilities, net
 of effects from acquisition of
 businesses:
  Increase in accounts receivable      (639)     (271)
  (Increase)decrease in inventories    (140)       38
  Decrease in accounts payable and
   accrued liabilities               (1,509)   (1,350)
  Decrease in other current
   and non-current assets               235       368
  Increase in other current
   and non-current liabilities        1,143     1,046


NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          2,654     2,655

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (397)     (292)
Proceeds from the disposal of assets     77        49

Purchases of investments             (3,824)   (3,103)
Sales of investments                  2,340     2,512
Other                                  (210)      (16)

NET CASH USED BY INVESTING
 ACTIVITIES                          (2,014)     (850)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders              (847)     (713)
Repurchase of common stock             (654)     (407)
Proceeds from short-term debt           173       147
Retirement of short-term debt          (144)     (675)
Proceeds from long-term debt              4        19
Retirement of long-term debt            (17)        1
Proceeds from the exercise of
 stock options                          266       125


NET CASH USED BY FINANCING
 ACTIVITIES                          (1,219)   (1,503)

				7

Effect of exchange rate changes
 on cash and cash equivalents           (85)      (42)
(Decrease)increase in cash and
 cash equivalents                      (664)      260
Cash and cash equivalents,
 beginning of period                  9,203     5,377

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $ 8,539     5,637



         See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

NOTE 2 - FINANCIAL INSTRUMENTS
The  Company  follows  the provisions of Statement  of  Financial
Accounting Standards (SFAS) 133, SFAS 138 and SFAS 149 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of April 3, 2005, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $114 million after-tax. For additional information, see Note
8. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months. The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For the fiscal first quarter ended April 3, 2005, the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the fiscal first quarter ended April 3, 2005, the Company recorded a net loss of $1 million after tax in other (income) expense, representing the impact of discontinuance of cash flow hedges because it is probable that the forecasted transactions will not occur by the end of the originally specified time period.

Refer to Note 8 for disclosures of movements in Accumulated Other
Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2005 and 2004 were 27.9% and 28.8%, respectively. The decrease in the effective tax rate of 0.9% was primarily due to increases in the taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions.

NOTE 4 - INVENTORIES
(Dollars in Millions)
                                April 3, 2005   January 2, 2005

Raw materials and supplies         $ 1,267               964
Goods in process                     1,051             1,113
Finished goods                       1,496             1,667
                                   $ 3,814             3,744

NOTE 5 - INTANGIBLE ASSETS
Intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and indefinite lived intangible assets are assessed annually for impairment. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2004 and no impairment was determined. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted by economic conditions.

(Dollars in Millions)
                                April 3, 2005   January 2, 2005

Goodwill                           $ 6,545              6,597
Less accumulated amortization          726                734
Goodwill - net                       5,819              5,863

Trademarks (non-amortizable)         1,216              1,232
Less accumulated amortization          137                142
Trademarks (non-amortizable)- net    1,079              1,090

Patents and trademarks               3,971              3,974
Less accumulated amortization        1,187              1,125
Patents and trademarks - net         2,784              2,849

Other amortizable intangibles        3,447              3,302
Less accumulated amortization        1,311              1,262
Other intangibles - net              2,136              2,040

Total intangible assets             15,179             15,105
Less accumulated amortization        3,361              3,263
Total intangibles - net            $11,818             11,842


Goodwill as of April 3, 2005 as allocated by segment of business is as follows:
(Dollars in Millions)
                                             Med. Dev
                          Consumer   Pharm    & Diag   Total
Goodwill, net of
 accumulated amortization
 at January 2, 2005       $1,160       832     3,871    5,863

Acquisitions                   -         -         -        -

Translation & Other          (25)      (10)       (9)     (44)


Goodwill as of
  April 3, 2005            $1,135      822      3,862    5,819

The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 17 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended April 3, 2005 was $116 million and the estimated amortization expense for the five succeeding years approximates $550 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS(1)

                                    Fiscal First Quarter
                                                    Percent
                                 2005     2004      Change

Consumer
 U.S.                        $  1,114    1,081        3.1%
 International                  1,166      966       20.7
                                2,280    2,047       11.4

Pharmaceutical
 U.S.                        $  3,783    3,643        3.8%
 International                  1,972    1,733       13.8
                                5,755    5,376        7.0

Med Devices and Diagnostics
 U.S.                        $  2,361    2,194        7.6%
 International                  2,436    1,942       25.4
                                4,797    4,136       16.0

U.S.                         $  7,258    6,918        4.9%
International                   5,574    4,641       20.1
 Worldwide                   $ 12,832   11,559       11.0

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal First Quarter
                                                Percent
                             2005     2004      Change

Consumer                 $    457      440        3.9%
Pharmaceutical              2,137    2,085        2.5
Med. Dev. & Diag.           1,493    1,067       39.9
  Segments total            4,087    3,592       13.8
Expenses not allocated
  to segments                 (25)     (88)

  Worldwide total        $  4,062    3,504       15.9%

SALES BY GEOGRAPHIC AREA

                               Fiscal First Quarter
                                                Percent
                             2005     2004      Change


U.S.                     $  7,258    6,918        4.9
Europe                      3,176    2,708       17.3
Western Hemisphere,
  excluding U.S.              725      597       21.4
Asia-Pacific, Africa        1,673    1,336       25.2

  Total                  $ 12,832   11,559       11.0%


NOTE 7 - EARNINGS PER SHARE
The   following  is  a reconciliation of basic net  earnings  per
share to   diluted   net  earnings  per share  for  the   fiscal
first quarters ended April 3, 2005 and March 28, 2004.

(Shares in Millions)
                                          Fiscal Quarter Ended
                                          April 3,   March 28,
                                             2005       2004

Basic net earnings per share            $      .98        .84
Average shares outstanding - basic         2,972.1    2,967.8
Potential shares exercisable under
  stock option plans                         219.8      119.4
Less: shares which could be repurchased
  under treasury stock method               (178.3)     (97.4)
Convertible debt shares                       10.1       14.8
Adjusted average shares
  outstanding - diluted                    3,023.7    3,004.6
Diluted earnings per share               $     .97        .83

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $4 million for each of the fiscal first quarters ended April 3, 2005 and March 28, 2004.

The diluted earnings per share calculation excluded 46 million and 135 million shares related to options for the fiscal first quarters ended April 3, 2005 and March 28, 2004, respectively, as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the fiscal first quarter ended April 3, 2005 was $2.8 billion, compared with $2.5 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The

following   table  sets  forth  the  components   of  accumulated
other comprehensive income.

                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

January 2, 2005      $  (105)      86     (346)   (150)     (515)
2005 Three Months changes
  Net change associated
   with current period
   hedging transactions    -        -        -     181
  Net amount reclassed to
   net earnings            -        -        -    (145)*
  Net three months
   changes              (154)    (15)        -      36      (133)

April 3, 2005        $  (259)     71      (346)   (114)     (648)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes in value of the underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES

On December 15, 2004, Johnson & Johnson announced the signing of a definitive agreement to acquire Guidant Corporation (Guidant), a world leader in the treatment of cardiac and vascular disease, for $25.4 billion in fully diluted equity value. The Boards of Directors of Johnson & Johnson and Guidant, as well as the shareholders of Guidant have given their respective approvals for the transaction. The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the European Union merger control regulation, and other customary closing conditions. The Company is currently in the process of responding to an information and materials request from the U.S. Federal Trade Commission and has entered into a second phase review with the European Union. Subject to the aforementioned approvals, the acquisition is expected to close in the third quarter of 2005.

The Company's 2004 acquisitions included: Merck's 50% interest in the Johnson & Johnson-Merck Consumer Pharmaceuticals Co. European non-prescription pharmaceutical joint venture including all of the infrastructure and brand assets managed by the European joint venture; Egea Biosciences, Inc., which has developed a proprietary technology platform called Gene Writer, that allows for the rapid and highly accurate synthesis of DNA sequences, gene assembly, and construction of large synthetic gene libraries, through the exercise of the option to acquire the remaining outstanding stock not owned by Johnson & Johnson; Artemis Medical, Inc. a privately held company with ultrasound and x-ray visible biopsy site breast markers as well as hybrid markers; U.S. commercial rights to certain patents and know-how in the field of sedation and analgesia from Scott Lab, Inc.; Biapharm SAS, a privately held French producer and marketer of skin care products centered around the leading brand BIAFINE(R); the assets of Micomed, a privately owned manufacturer of spinal implants primarily focused on supplying the German market; and the acquisition of the AMBI(R) skin care brand for women of color.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At April 3, 2005 the Company had 19 stock-based employee compensation plans. The Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related Interpretations. Compensation costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

(Dollars in Millions
Except Per Share Data)         April 3, 2005     March 28, 2004
Net income,
 as reported                      $ 2,927              2,493
Less:
 Compensation
 expense(1)                            88                 80
Net income, pro forma             $ 2,839              2,413
Earnings per share:
 Basic - as reported                 $.98               $.84
      - pro forma                     .96                .81
 Diluted - as reported               $.97               $.83
     - pro forma                      .94                .81

  (1) Determined under fair value based method for all awards, net of tax.

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2005 and 2004 included the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                        April 3,  March 28,  April 3,  March 28,
                           2005       2004       2005       2004
Service cost              $ 110        108       $ 13         13
Interest cost               118        119         26         26
Expected return on
 plan assets               (132)      (131)        (1)        (1)
Amortization of prior
 service cost                 3          4         (1)        (1)
Amortization of net
 transition asset            (1)        (1)         -          -
Recognized actuarial
 losses                      57         44         11         11

Net periodic benefit cost $ 155        143       $ 48         48

Company Contributions
The Company contributed $18 million during the fiscal first quarter of 2005 to its retirement plans. The Company does not expect a minimum statutory funding requirement for its U.S. retirement plans in 2005. International plans will be funded in accordance with local regulations.

NOTE 12 - LEGAL PROCEEDINGS
Product Liability
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use which accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by existing amounts accrued in the Company's balance sheet under its self-insurance program and by third party product liability insurance.

One group of cases against the Company concerns the Janssen Pharmaceutica Inc. (Janssen) product PROPULSID (cisapride), which was withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits were filed against Janssen, which is a wholly owned subsidiary of the Company, and the Company regarding PROPULSID in state and federal courts across the country.

These actions seek substantial compensatory and punitive damages and accuse Janssen and the Company of inadequately testing for and warning about the drug's side effects, of promoting it for off-label use and of over promotion. In addition, Janssen and the Company have entered into tolling agreements with various plaintiffs' counsel halting the running of the statutes of limitations with respect to the potential claims of a significant number of individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

On February 5, 2004, Janssen announced that it had reached an agreement in principle with the Plaintiffs Steering Committee
(PSC), of the PROPULSID Federal Multi-District Litigation (MDL), to resolve federal lawsuits related to PROPULSID. The agreement was to become effective once 85% of the death claims, and 75% of the remainder, agreed to the terms of the settlement. In addition, 12,000 individuals who had not filed lawsuits, but whose claims were the subject of tolling agreements suspending the running of the statutes of limitations against those claims, also had to agree to participate in the settlement before it could become effective. On March 24, 2005, it was confirmed that the PSC of the MDL had enrolled enough plaintiffs and claimants in the settlement program to make the agreement effective. Of the 282 death plaintiffs subject to the program, 247 (88%) were confirmed enrolled. Of the 3,537 other plaintiffs subject to the program, 3,088 (87%) were confirmed enrolled. In addition, 20,596 "tolled" claimants have been confirmed as enrolled. Those participating in the settlement will submit medical records to an independent panel of physicians who will determine whether the claimed injuries were caused by PROPULSID and otherwise meet the standards for compensation. If those standards are met, a court-appointed special master will determine compensatory damages. Janssen will pay as compensation a minimum of $69.5 million and a maximum of $90 million depending on the number of plaintiffs that enroll in the program. Enrollment will remain open until October 1, 2005. Janssen will also establish an administrative fund not to exceed $15 million, and will pay legal fees to the PSC up to $22.5 million subject to court approval.

Not participating in the settlement program are 2,527 plaintiffs and 7,757 tolled claimants. Of those, 447 plaintiffs were potentially subject to the MDL settlement but have not to date enrolled in it; 1,527 plaintiffs filed cases in federal court subsequent to February 1, 2004, and thus were not subject to the MDL settlement; and 558 have state court actions and thus were not subject to the settlement. Of those not participating in or subject to the MDL settlement, 159 plaintiffs are alleged to have died from use of the drug and 2,368 assert other personal injury claims. The nature of the claims of the tolled claimants are unknown. Of the remaining federal and state plaintiffs, the cases of 2,253 (89%) are venued in Mississippi.

With respect to all the various PROPULSID actions against them, Janssen and the Company dispute the claims in those lawsuits and are vigorously defending against them except where, in their judgment, settlement is appropriate. Janssen and the Company believe they have adequate self-insurance accruals and third party product liability insurance with respect to these cases. In communications to the Company, the excess insurance carriers have raised certain defenses to their liability under the policies and to date have declined to reimburse Janssen and the Company for PROPULSID-related costs despite demand for payment. However, in the opinion of the Company, those defenses are pro forma and lack substance and the carriers will honor their obligations under the policies either voluntarily or after litigation. In March 2004, the Company commenced arbitration against Allianz Underwriters

Insurance Company, which issued the first layer of applicable excess insurance coverage, to obtain reimbursement of PROPULSID-related costs. The arbitration hearings are currently scheduled to begin mid-May 2005 and last several weeks. In May 2005, the Company commenced arbitration against Lexington Insurance
Company, which issued the second layer of excess insurance coverage.

The Company's Ethicon, Inc. (Ethicon) subsidiary has over the last several years had a number of claims and lawsuits filed against it relating to VICRYL sutures. The actions allege that the sterility of VICRYL sutures was compromised by inadequacies in Ethicon's systems and controls, causing patients who were exposed to these sutures to incur infections which would not otherwise have occurred. Ethicon on several occasions recalled batches of VICRYL sutures in light of questions raised about sterility but does not believe any contamination of suture products in fact occurred. In November 2003, a state court judge in West Virginia certified for class treatment all West Virginia residents who had VICRYL sutures implanted during Class I or II surgeries from May 1, 1994 to December 31, 1997. A motion to decertify the class is pending. A previous trial date was adjourned and not reset. Ethicon has been and intends to continue vigorously defending against the claims.

Affirmative Stent Patent Litigation

In patent infringement actions tried in Delaware Federal Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation and Medtronic AVE, Inc. based on a number of Cordis vascular stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000, the jury in the Medtronic AVE action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic AVE that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office.

In March and May 2002, the district judge issued post trial rulings that confirmed the validity and enforceability of the main Cordis stent patent claims but found certain other Cordis patents unenforceable. Further, the district judge granted Boston Scientific a new trial on liability and damages and vacated the verdict against Medtronic AVE on legal grounds. On August 12, 2003, the Court of Appeals for the Federal Circuit found the trial judge erred in vacating the verdict against Medtronic AVE and remanded the case to the trial judge for further proceedings. In March 2005, the remaining issues were tried in the remanded case against Medtronic AVE and the retrial proceeded against Boston Scientific. Juries returned verdicts of infringement and patent validity in favor of Cordis in both retrials. Cordis has requested the trial court to reinstate with interest the verdicts obtained against those entities in 2000. Cordis also has pending in Delaware Federal Court a second action against Medtronic AVE accusing Medtronic AVE of infringement by sale of stent products introduced by Medtronic AVE subsequent to its GFX and MicroStent products, the subject of the earlier action referenced above. That second action was referenced in April 2005 to arbitration with respect to Medtronic's license defense.

In January 2003, Cordis filed an additional patent infringement action against Boston Scientific in Delaware Federal Court accusing its Express2, TAXUS and Liberte stents of infringing several Cordis patents, including one involved in the earlier actions against Boston Scientific and Medtronic AVE. Trial of that case is set to begin in June 2005.

Patent Litigation Against Various Johnson & Johnson Subsidiaries

The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties. The following chart summarizes various patent lawsuits concerning important products of Johnson & Johnson subsidiaries. With respect to all of these matters, the Johnson & Johnson subsidiary involved is vigorously defending against the claims of infringement and disputing where appropriate the validity and enforceability of the patent claims asserted against it.

Trial of Boston Scientific's patent case alleging infringement by the Cordis Cypher stent of Boston Scientific's Ding patent, as referenced in the chart below, will be held in June 2005 in Delaware federal court following trial of Cordis' case against Boston Scientific accusing the Express2, TAXUS and Liberte stents of infringing various Cordis patents. Boston Scientific is seeking to enjoin sales of the Cypher stent, as well as substantial damages. In November 2005, Boston Scientific's case asserting infringement by the Cypher stent of other Boston Scientific patents is scheduled for trial. In that case as well, Boston Scientific seeks an injunction and substantial damages.



 Product    J&J  Patents Plaintiff/Patent   Court   Trial  Date
          Company            Holder                 Date  Filed

 Stents   Cordis  Jang  Boston Scientific  D.Del.   06/05 03/03
                              Corp.

  Drug    Cordis  Ding  Boston Scientific  D.Del.   06/05 04/03
 Eluting                      Corp.       Germany   04/05 02/04
 Stents                    (Schneider)

  Drug    Cordis  Kunz  Boston Scientific  D.Del.   10/05 12/03
 Eluting         Graing       Corp.
 Stents            er

 Stents   Cordis Rockey    Arlaine and    S.D.Fla.   TBD   7/02
                        Gena Rockey Inc.

 Stents   Cordis Boneau  Medtronic Inc.  Arbitration  TBD   4/02

Two-layer Cordis Kasten-Boston Scientific N.D.Cal.   TBD   2/02
Catheters         hofer       Corp.     Netherlands 04/05 05/04
                 Forman    (Schneider)    Belgium   10/05 12/03

Remicade Centocor Cerami   Rockefeller    E.D.Tex.  2/06   4/04
                         University and
                             Chiron
                           Corporation

 Stents   Cordis Israel      Medinol      Multiple   TBD  05/03
                                            E.U.
                                       Jurisdictions

 Contact  Vision Nicolson  CIBA Vision   M.D. Fla.  2/06  09/03
 Lenses    Care

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

  Brand Name    Patent/NDA  Generic     Court    Trial   Date    30-
    Product       Holder   Challenger             Date   Filed  Month
                                                                 Stay
                                                               Expires

 Aciphex 20 mg    Eisai       Teva     S.D.N.Y.   TBD    11/03  04/06
     delay
release tablet     (for   Dr. Reddy's  S.D.N.Y.   TBD    11/03  04/06
                 Janssen)
                             Mylan     S.D.N.Y.   TBD    01/04  06/06

Ditropan XL 5,    Ortho-     Mylan      D.W.V.    2/05   05/03  09/05
   10, 15 mg     McNeil,
  controlled       ALZA      Impax     N.D.Cal.  12/05   09/03  01/06
release tablet

   Levaquin      Daiichi,    Mylan      D.W.V.   05/04   02/02  07/04
    Tablets
 250, 500, 750    JJPRD
  mg tablets
                  Ortho-      Teva      D.N.J.    TBD    06/02  11/04
                  McNeil

   Levaquin      Daiichi, Sicor (Teva)  D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD
  Single use      Ortho-
  vials and 5     McNeil
 mg/ml premix

   Levaquin      Daiichi,   American    D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD   Pharmaceutical
  Single use      Ortho-    Partners
     vials        McNeil

    Quixin       Daiichi,   Hi-Tech     D.N.J.    TBD    12/03  05/06
  Ophthalmic               Pharmacal
   Solution
(Levofloxacin)    Ortho-
  Ophthalmic      McNeil
   solution

  Ortho Tri-      Ortho-      Barr      D.N.J.    TBD    10/03  02/06
   cyclen LO      McNeil
 0.18 mg/0.025
      mg,
0.215 mg/0.025
      mg
   and 0.25
  mg/0.025 mg

   Risperdal     Janssen     Mylan      D.N.J.    TBD    12/03  05/06
    Tablets
..25, 0.5, 1, 2,           Dr. Reddy's   D.N.J.    TBD    12/03  06/06
    3, 4 mg
    tablets

Risperdal M-Tab  Janssen  Dr. Reddy's   D.N.J.    TBD    02/05  07/07
 0.5, 1, 2 mg

   Sporanox      Janssen    Eon Labs   E.D.N.Y.   5/04   04/01  03/04
100 mg capsule

    Topamax       Ortho-     Mylan      D.N.J.    TBD    04/04  09/06
                  McNeil
25, 100, 200 mg
    tablet

 Ultracet 37.5    Ortho-   Kali (Par)   D.N.J.    TBD    11/02  04/05
     tram/        McNeil
325 apap tablet               Teva      D.N.J.    TBD    02/04  07/06
                             Caraco   E.D. Mich. 03/06   09/04  02/07

PEPCID Complete McNeil-PPC  Perrigo    S.D.N.Y.   TBD    02/05  06/07

In the action against Mylan Pharmaceuticals USA (Mylan) involving Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) for LEVAQUIN (levofloxacin), the trial judge on December 23, 2004 found the patent at issue valid, enforceable and infringed by Mylan's contemplated ANDA product and issued an injunction precluding sale of the product until patent expiration in late 2010. Mylan has appealed to the Court of Appeals for the Federal Circuit.

In the action against Eon Labs involving SPORANOX (itraconazole), the district court ruled on July 28, 2004 that Janssen's patent was valid but not infringed by Eon's generic. Janssen has appealed this ruling to the Court of Appeals for the Federal Circuit. Eon launched its generic version of SPORANOX "at risk" on February 9, 2005. The Federal Circuit heard argument on the appeal on May 5, 2005.

In  the  action  against  Kali involving Ortho-McNeil's  ULTRACET
(tramadol hydrochloride/ acetaminophen), Kali moved for summary judgment on the issues of infringement and invalidity. The briefing on that motion was completed in October 2004 and a decision is expected anytime. With respect to claims other than that at issue in the litigation against Kali, Ortho-McNeil has filed a reissue application in the U.S. Patent and Trademark Office seeking to narrow the scope of the claims. Kali received final approval of its ANDA at expiration of the 30-month stay on April 21, 2005, and launched its generic product "at-risk" the same day.

In the action against Teva Pharmaceuticals USA (Teva) involving Ortho-McNeil's ULTRACET (tramadol hydrocholoride/acetaminophen), Teva has moved for summary judgment on the issues of infringement and validity. The briefing on that motion was completed in March 2005.

In  the  action  against  Mylan  involving  DITROPAN   XL
(oxybutynin chloride), the court held a ten-day bench trial which concluded on April 18, 2005. Post trial briefing will be completed on June 1, 2005 and a decision is expected in the third or fourth quarter of 2005.

In the action against Mylan relating to Ortho-McNeil's TOPAMAX (topiramate), Mylan on October 8, 2004 filed a motion for summary judgment of non-infringement of Ortho-McNeil's patent. The court heard argument on the motion on April 18, 2005 and held a further hearing on the motion on May 6, 2005. A decision is expected in the third or fourth quarter of 2005.

In late April and early May 2005 Janssen received Paragraph IV certifications with respect to RAZADYNE(R), formerly REMINYL(R),
from Teva, Mylan, Dr. Reddy's   Laboratories,   Inc.,   Purepac
Pharmaceutical Co., Roxane Laboratories, Inc. and Mutual Pharmaceutical Company, which Janssen is in the process of evaluating.

With respect to all of the above matters, the Johnson & Johnson subsidiary involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.

Average Wholesale Price (AWP) Litigation

Johnson & Johnson and its pharmaceutical subsidiaries, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. In the MDL proceeding in

Boston, plaintiffs have moved for class certification of all or some portion of their claims. A decision is expected on that motion in the third or fourth quarter of 2005.

Ethicon Endo-Surgery, Inc. (Ethicon Endo), a Johnson & Johnson subsidiary which markets endoscopic surgical instruments, and the Company, are named defendants in a North Carolina state court class action lawsuit alleging AWP inflation and improper marketing activities against TAP Pharmaceuticals. Ethicon Endo is a defendant based on claims that several of its former sales representatives are alleged to have been involved in arbitrage of a TAP drug. The allegation is that these sales representatives persuaded certain physicians in states where the drug's price was low to purchase from TAP excess quantities of the drug and then resell it in states where its price was higher. Ethicon Endo and the Company deny any liability for the claims made against them in this case and are vigorously defending against it. On April 24, 2003, the trial judge certified a national class of purchasers of the TAP product at issue. On July 6, 2004, that class was decertified by the North Carolina Court of Appeals and the matter remanded to the trial court for additional consideration. On January 5, 2005, the trial judge certified a North Carolina State class of purchasers of the TAP product in question. No trial date has been set in this matter.

Other

The New York State Attorney General's office (N.Y. AG) and the Federal Trade Commission issued subpoenas in January and February 2003 seeking documents relating to the marketing of sutures and endoscopic instruments by the Company's Ethicon and Ethicon Endo subsidiaries. The Connecticut State Attorney General's office also issued a subpoena for the same documents. These subpoenas focus on the bundling of sutures and endoscopic instruments in contracts offered to Group Purchasing Organizations and individual hospitals in which discounts are predicated on the hospital achieving specified market share targets for both categories of products. The operating companies involved have responded to the subpoenas. In February 2005, the N.Y. AG advised that it had closed its investigation.

On June 26, 2003, the Company received a request for records and information from the U.S. House of Representatives' Committee on Energy and Commerce in connection with its investigation into pharmaceutical reimbursements and rebates under Medicaid. The Committee's request focuses on the drug REMICADE (infliximab), marketed by the Company's Centocor, Inc. (Centocor) subsidiary. On July 2, 2003, Centocor received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney's Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the U.S. Attorney's Office. Both the Company and Centocor responded, or are in the process of responding, to these requests for documents and information.

On August 1, 2003, the Securities and Exchange Commission (SEC) advised the Company of its informal investigation under the Foreign Corrupt Practices Act of allegations of payments to Polish governmental officials by U.S. pharmaceutical companies. On November 21, 2003, the SEC advised the Company that the investigation had become formal and issued a subpoena for the information previously requested in an informal fashion, in addition to other background documents. The Company and its operating units in Poland have responded to these requests.

On December 8, 2003, Ortho-McNeil, a subsidiary of Johnson & Johnson, received a subpoena from the United States Attorney's Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX (topiramate). Ortho-McNeil is cooperating in responding to the subpoena. In October 2004, the U.S. Attorney's Office in Boston asked attorneys for Ortho-McNeil to cooperate in facilitating the subpoenaed testimony of several present and former Ortho-McNeil witnesses before a grand jury in Boston. Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

On January 20, 2004, the Company's subsidiary, Janssen, received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL (risperidone) from 1997 to 2002. Documents subsequent to 2002 have also been requested. Janssen is cooperating in responding to the subpoena.

In  April  2004,  the  Company's  pharmaceutical  companies  were requested  to  submit  information to  the  U.S.  Senate  Finance
Committee on their use of the "nominal pricing exception" in calculating Best Price under the Medicaid Rebate Program. This request was sent to manufacturers for the top twenty drugs reimbursed under the Medicaid Program. The Company's pharmaceutical companies have responded to the request. In February 2005 a request for supplemental information was received from the Senate Finance Committee, which has been responded to by the Company's pharmaceutical companies.

On July 27, 2004, the Company received a letter request from the New York State Attorney General's Office for documents pertaining to marketing, off-label sales and clinical trials for TOPAMAX (topiramate), RISPERDAL (risperidone), PROCRIT (Epoetin alfa), REMINYL (galantamine HBr), REMICADE (infliximab) and ACIPHEX (rabeprazole sodium). The Company is responding to the request.

On  August  9, 2004, Johnson & Johnson Health Care Systems,  Inc.
(HCS), a Johnson & Johnson subsidiary, received a subpoena from the Dallas, Texas U. S. Attorney's Office seeking documents relating to the relationships between the group purchasing organization Novation and HCS and other Johnson & Johnson subsidiaries. The Company's subsidiaries involved are responding to the subpoena.

On September 30, 2004, Ortho Biotech Inc. (Ortho Biotech), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Office of Inspector General's Denver, Colorado field office seeking documents directed to sales and marketing of PROCRIT (Epoetin alfa) from 1997 to the present. Ortho Biotech is responding to the subpoena.

In March 2005, DePuy Orthopaedics, Inc. (Depuy), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney's Office, District of New Jersey, seeking records concerning contractual relationships between DePuy and surgeons or surgeons in training involved in hip and knee replacement and reconstructive surgery. Other leading orthopaedic companies are known to have received the same subpoena. Depuy is responding to the subpoena.

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in federal district court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the United States, who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Company is expected to file its response to plaintiffs' class certification motion in June 2005. A decision by the district court is not expected before late 2005. The Company disputes the allegations in the lawsuit and is vigorously defending against them.

After a remand from the Federal Circuit Court of Appeals in January 2003, a partial retrial was commenced in October and concluded in November 2003 in federal district court in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc. (TKT) and Aventis Pharmaceutical, Inc. The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated EPO product, and Aventis, which held marketing rights to the TKT product, asserting that TKT's product infringes various Amgen patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the district court issued rulings that upheld its initial findings in 2001 that Amgen's patent claims were valid and infringed. Further proceedings and an appeal will follow. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech Inc., a subsidiary of the Company, in the U.S. for non-dialysis indications. Ortho Biotech Inc. is not a party to the action. On October 21, 2004, in a companion action brought by TKT and Aventis against Amgen and Ortho Biotech's U.K. affiliate in the United Kingdom, the House of Lords, acting as the highest court in the U.K., invalidated the pertinent claims of Amgen's U.K. patent on EPO which expired in December 2004.

The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities already accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and cash flows for that period.

NOTE 13 - Subsequent Events
On April 4, 2005 the Company completed its acquisition of TransForm Pharmaceuticals, Inc., a company specializing in the discovery of superior formulations and novel crystalline forms of drug molecules, for $230 million. The Company is expected to incur an estimated one-time after-tax charge of approximately $50 million reflecting the expensing of in-process research and development (IPR&D) charges.

On April 28, 2005, the shareholders of Johnson & Johnson approved a new long-term incentive compensation plan. The Plan allows the Company to continue to use equity to attract, retain and motivate employees and will give the Company greater flexibility to respond to changes in executive compensation practices. The Plan allows the Company to grant stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares, restricted share units, stock awards and performance shares. In the past, stock options have been the principal form of long-term equity incentive used by the Company.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the fiscal first quarter of 2005, worldwide sales were $12.8 billion, an increase of 11.0% over 2004 fiscal first quarter sales of $11.6 billion. The impact of foreign currencies accounted for 2.2% of the total reported fiscal first quarter 2005 increase.

Sales by U.S. companies were $7.2 billion in the fiscal first quarter of 2005, which represented an increase of 4.9%. Sales by international companies were $5.6 billion, which represented an increase of 20.1%, of which 5.4% was due to currency fluctuations.

All international regions posted double digit sales increases during the fiscal first quarter of 2005, as sales increased 17.3% in Europe, 21.4% in the Western Hemisphere (excluding the U.S.) and 25.2% in the Asia-Pacific, Africa regions. These sales gains include the positive impact of currency fluctuations between the U.S. dollar and foreign currencies in Europe of 6.1%, in the Western Hemisphere (excluding the U.S.) of 6.0% and in the Asia-Pacific, Africa region of 3.7%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the fiscal first quarter of 2005 were $2.3 billion, an increase of 11.4% over the same period a year ago with 8.9% of operational growth and a positive currency impact of 2.5%. U.S. consumer segment sales increased by 3.1% while
international  sales  increased  20.7%,  including   a   positive
currency impact of 5.3%.

Major Consumer Franchise Sales
(Dollars in Millions)                Total   Operations  Currency
                     2005    2004   %Change   %Change    %Change

OTC Pharm & Nutr.   $ 685   $ 563     21.7%     20.8%      0.9%
Skin Care             620     562     10.3       7.3       3.0
Baby & Kids Care      379     343     10.6       7.5       3.1
Women's Health        377     348      8.0       5.1       2.9
Other                 219     231     (5.2)     (8.9)      3.7

Total             $ 2,280  $2,047     11.4%      8.9%      2.5%

Consumer segment sales growth was attributable to strong sales performance in the major franchises in this segment including OTC Pharmaceutical & Nutritionals, Skin Care, Baby & Kids Care and Women's Health franchise. The OTC Pharmaceutical & Nutritionals franchise operational sales growth of 20.8% was attributable to the SPLENDA(R) No Calorie Sweetener and the introduction of TYLENOL(R) Rapid Release Gels. In the first quarter of 2004, the
Company   acquired   Merck's  equity  stake   in   the   European
nonprescription pharmaceutical business and also divested the U.S. SPLENDA(R) ingredient business. The net effect of this acquisition and divestiture has had a minimal impact on the segment as a whole. The Skin Care franchise operational growth of 7.3% was driven by strong performances from AVEENO(R) and RoC(R) in the U.S., and Neutrogenar, RoC(R), and CLEAN & CLEAR(R) outside the U.S. Solid operational growth was related to new products introduced in 2004, as well as a number of new products introduced during the first quarter of 2005. The Baby & Kids Care franchise operational growth of 7.5% was the result of continued success with JOHNSON'S(R) SOFTWASH(R) and SOFTLOTION(TM) product lines, baby gift sets and the launch of a new line of JOHNSON'S(R) BUDDIES(TM) Bathtime Products. Women's health franchise achieved operational growth of 5.1% with the successful launch of STAYFREE(R) Dry Maxi, coupled with strong contributions from MONISTAT(R).

Pharmaceutical
Pharmaceutical segment sales in the fiscal first quarter of 2005 were $5.8 billion, an increase of 7.0% over the same period a year ago with 5.3% of this change due to operational increases and the remaining 1.7% increase related to the positive impact of currency. The U.S. Pharmaceutical sales increase was 3.8% and the growth in international Pharmaceutical sales was 13.8%, which included 5.3% related to the positive impact of currency.

Major Pharmaceutical Product Revenues
(Dollars in Millions)                  Total  Operations Currency
                          2005  2004  %Change   %Change  %Change
RISPERDAL(R)           $  844  $ 731   15.5%     13.0%       2.5%
PROCRIT(R)/EPREX(R)       836    977  (14.4)    (15.9)       1.5
REMICADE(R)               577    464   24.4      24.4        0.0
DURAGESIC(R)              450    455   (1.1)     (3.9)       2.8
LEVAQUIN(R)/FLOXIN(R)     440    383   14.9      14.9        0.0
TOPAMAX(R)                406    328   23.8      22.0        1.8
Hormonal Contraceptives   302    305   (1.0)     (1.5)       0.5
Aciphex(R)/Pariet(TM)     278    247   12.6       9.2        3.4
Other                   1,622  1,486    9.2       7.2        2.0

Total                  $5,755 $5,376    7.0%      5.3%       1.7%


Pharmaceutical segment sales growth in the first quarter of 2005 was led by strong performances from various products. Growth was fueled by the continued success of RISPERDAL(R) (risperidone), a
medication  that  treats  the  symptoms  of  schizophrenia,   and
RIPSERDAL CONSTA(R) (risperidone) long acting injection, with operational growth of 13.0%. PROCRIT(R) (Epoetin alfa) and EPREX(R) (Epoetin alfa) combined continued to be negatively impacted by prior year competitive market pricing and share erosion, resulting in an operational decline of 15.9% as compared to the fiscal first quarter of 2004. REMICADE(R) (infliximab), a biologic approved for the treatment of Crohn's disease, ankylosing spondylitis, and use in the treatment of rheumatoid arthritis experienced strong operational growth of 24.4% over prior year fiscal first quarter.

DURAGESIC(R) (fentanyl transdermal system) sales declined by 3.9% operationally, which was primarily driven by the negative impact
of  generic competition  in the U.S.   However,  the  launch  of
DURAGESIC(R) D-TRANS(R), a matrix patch, and DURAGESIC(R) 12, an additional strength matrix patch, have fueled strong operational growth outside the U.S. Additionally, an authorized generic version of DURAGESIC(R) being marketed for the Company in the U.S., has captured a significant portion of the generic market.

LEVAQUIN(R) (levofloxacin) achieved operational sales growth of 14.9% over prior year benefiting from the late respiratory infection season. Sales of TOPAMAX(R) (topiramate), which has been approved for adjunctive use in epilepsy, as well as, for the
prophylactic   treatment   of   migraines,   experienced   strong
operational growth in both the U.S. and international markets. The hormonal contraceptive franchise continues to be negatively impacted by generic competition, however this was offset by the strong growth in ORTHO EVRA(R), the first contraceptive patch
approved    by    the    FDA,    and   ORTHO  TRI-CYCLEN(R)    LO
(norgestimate/ethinyl estradiol), a low dose oral contraceptive.

CONCERTA(R) (methylphenidate HCL), a product for the treatment of attention deficit hyperactivity disorder, sales continued to grow despite the lack of patent exclusivity in the U.S. At present,
the   FDA   has  not  approved  any  generic  version that is
substitutable for CONCERTA(R). Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA(R) are pending and may be approved at any time.

The Company has revised the labeling for NATRECOR(R) (nesiritide), used for the treatment of acute congestive heart failure, to include an expanded analysis of the mortality rates seen in the pivotal trials which supported the initial FDA approval for the drug. Management does not anticipate that this action will have a material effect on the Company's results of operations, cash flow or financial position.

On April 21, 2005 Kali Laboratories, Inc., a unit of Par Pharmaceutical Co. Inc. received approval from the FDA to market
a   generic   version  of  ULTRACET(TM) (tramadol hydrochloride/
acetaminophen), used for the treatment of short-term acute pain. (Please refer to Note 12, Legal Proceedings, for information around the Company's patent infringement suit against Kali.) An authorized generic version of ULTRACET(TM) is currently being marketed for the Company.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2005 were $4.8 billion, an increase of 16.0% over the same period a year ago with 13.4% of this change due to operational growth and the remaining 2.6% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 7.6% while the growth in international Medical Devices and Diagnostics sales was 25.4%, which included 5.5% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
(Dollars in Millions)
                                       Total Operations Currency
                          2005    2004 %Change  %Change  %Change

DEPUY(R)               $   993  $  839  18.3%   16.2%  2.1%
CORDIS(R)                  969     877  10.5     8.2   2.3
ETHICON(R)                 789     681  15.8    12.2   3.6
ETHICON ENDO-SURGERY(R)    765     665  15.0    12.3   2.7
LIFESCAN(R)                501     400  25.2    22.6   2.6
Vision Care                407     354  14.9    12.5   2.4
ORTHO-CLINICAL
 DIAGNOSTICS(R)            355     303  17.2    15.2   2.0
Other                       18      17   5.9     3.0   2.9

Total                   $4,797  $4,136  16.0%   13.4%  2.6%

Sales   growth  in  this  segment  was  led  by  strong   results
experienced   across   the  segment.    The   DePuy   franchise's
operational  growth  of  16.2%  was  primarily  due  to   DePuy's
orthopaedic joint reconstruction products including the hip and knee product lines. Strong performance was also reported in
DePuy's  spine  unit  and  Mitek sports medicine  products.   The
Cordis franchise was also a key contributor to the Medical Devices and Diagnostics segment results, with an operational growth of 8.2%. The primary driver of this sales growth was the CYPHER(R) Sirolimus-eluting Stent in international markets, with excellent growth in Japan. U.S. CYPHER(R) Sirolimus-eluting Stent sales decreased from the same period in the prior year, as a competitor has since entered the market.

In April and July of 2004, Cordis Cardiology Division of Cordis Corporation received warning letters from the FDA regarding Good Manufacturing Practice and Good Clinical Practice regulations.
These   observations  followed  post-approval  site   inspections
completed in 2003 and early 2004 including sites involved in the production of the CYPHER(R) Sirolimus-eluting Stent. In response to the warning letters, Cordis has made several improvements to their quality system and is in the process of being reinspected by the FDA.

Ethicon worldwide sales grew operationally by 12.2% from the same period in the prior year. Contributing to the strong results was the continued penetration of VICRYL(R) (polyglactin 910) Plus, the first product in a new anti-bacterial suture platform, expanded usage of MULTIPASS(TM) needles, growth of DERMABOND(R) and strong results in mesh sales. The Ethicon Endo-Surgery franchise
experienced  operational growth of 12.3% over prior  year.   This
growth  was  mainly  driven  by  endocutter  sales  that  include
products  used  in  performing  bariatric  procedures   for   the
treatment of obesity, an important focus area for the franchise. Strong sales in the Advanced Sterilization Products line were also a key contributor to the overall sales growth for this franchise.

The  LifeScan franchise operational growth of 22.6% was a  result
of   strong  U.S.  sales,  as  well  as,  increased  presence  in international markets. ONETOUCH(R) HORIZON(R), a low cost meter and strip system for developing markets was launched in China, South Africa and Kazakhstan during the first quarter of 2005. LifeScan has initiated a worldwide notification to all users of its OneTouch(R) Ultra(R), InDuor and OneTouch(R) FastTaker Meters that it may be possible for users to misinterpret their blood glucose results. All three affected meter systems were originally designed to allow patients to select one of two units of measure to display their test results. This selection is typically determined by the standard used by the country in which they
live.   LifeScan found that it was possible for consumers, in the
course of setting their meter's date and time, to accidentally change the unit of measure and thereby misinterpret their blood
glucose  results.   In addition, very rarely, an  event  such  as
dropping a meter while in use can cause a brief power loss, which may also unexpectedly change the unit of measure and/or the code number used to program the meter to match a particular vial of
test  strips.   As  a  result,  LifeScan  implemented  a  product
modification that will prevent users from inadvertently switching their meter's unit of measure. The Company has accrued for the cost associated with this program, which is not significant, during the first quarter of 2005.

Vision Care franchise operational sales growth of 12.5% was led by the continued success of ACUVUE(R) ADVANCE(TM) brand contact lenses with HYDRACLEAR(TM) and 1-DAY ACUVUE(R). During the first quarter of 2005, the franchise launched ACUVUE(R) ADVANCE(TM) the only lens for astigmatism with HYDRACLEAR(TM). The Ortho-Clinical Diagnostics franchise reported operational growth of 15.2% over prior year, which was driven by its market penetration of the automated blood typing products, coupled with continued growth of the ECI product line.

Cost of Products Sold and Selling, Marketing and Administrative
Expenses
Consolidated costs of goods sold decreased to 27.1% from 29.1% of sales over the same period a year ago. The decrease resulted from a favorable product mix, cost improvement initiatives and improved gross margins in the Medical Devices & Diagnostics segment, primarily driven by lower manufacturing costs related to CYPHER(R) Sirolimus-eluting Stent.

Consolidated    selling,  marketing and  administrative  expenses
increased 11.1% over the same period a year ago. Selling, marketing and administrative expenses as a percent to sales were 31.5%, which reflects a consistent rate of spend as compared to the same period in 2004.

Research & Development
Research activities represent a significant part of the Company's business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities  for  the  fiscal  first quarter  of  2005  were  $1.3 billion, an increase of 23.0% over the same period a year ago. The level of research and development spending increased to 10.5% from 9.5% as a percent to sales, as compared to the same period a year ago. This increase is a reflection of the solid progress achieved in products in late stage development.


In-Process Research & Development
In the fiscal first quarters of 2005 and 2004, the Company did not record any in-process research & development (IPR&D) charges.

Other (Income) Expense, Net
Other (income) expense included gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlement expense, as well as, royalty income. The unfavorable change in other (income) expense as compared to the same period a year ago was primarily due to a higher level of miscellaneous other expenses, as well as, a one time gain associated with business divestitures in the fiscal first quarter of 2004.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2005 was 20.0% versus 21.5% over the same period a year ago. This decrease was primarily due to additional investment in consumer promotions and advertising in the OTC Pharmaceutical and Nutritionals franchise.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2005 was 37.1% versus 38.8% over the same period a year ago. Operating profit was negatively impacted by increased research and development spending.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent of sales in the fiscal first quarter of 2005 was 31.1% versus 25.8% over the same period a year ago. The driver of the improved operating profit in the Medical Devices and Diagnostics segment over prior year was improved gross profit, resulting from cost reduction programs, lower manufacturing costs related to CYPHER(R) Sirolimus-eluting Stent and favorable product mix.

Interest (Income) Expense
Interest income in the fiscal first quarter of 2005 increased by $45.6 million over the fiscal first quarter of 2004, due primarily to the improved cash position, as well as, the higher rates of interest earned on our cash holdings. The cash balance, which included marketable securities, was $13.7 billion at the end of the fiscal first quarter of 2005. This is $3.3 billion higher than the same period a year ago.

Interest expense in the fiscal first quarter of 2005 decreased by $29.4 million over the same period a year ago primarily due to a decrease in the average debt balance.

Provision For Taxes on Income
The worldwide effective income tax rates for the fiscal first quarters of 2005 and 2004 were 27.9% and 28.8%, respectively. The decrease in the effective tax rate of 0.9% was due to increases in the taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. In the fiscal first quarter of 2005, cash flow from operations was $2.7 billion, which is consistent with the same period a year ago. Net cash used by investing activities more than doubled due to an increase in capital spending and an increase in the purchases of marketable securities in the fiscal first quarter of 2005. Net cash used by financing activities decreased by $0.3 billion primarily
due to lower repayments  of  debt  in 2005.   Cash and current
marketable securities were $13.7 billion at the end of the fiscal first quarter of 2005 as compared with $12.9 billion at fiscal year-end 2004.

Dividends
On January 4, 2005, the Board of Directors declared a regular cash dividend of $0.285 per share, paid on March 8, 2005 to shareholders of record as of February 15, 2005. This represented an increase of 18.8% from the fiscal first quarter of 2004 dividend.

On April 28, 2005, the Board of Directors declared a regular cash dividend of $0.33 per share, payable on June 7, 2005 to shareholders of record as of May 17, 2005. This represented an increase of 15.8% in the quarterly dividend rate and was the 43rd consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular cash dividends.

OTHER INFORMATION

New Accounting Standards
In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (such as employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). On April 14, 2005 the SEC approved a new rule that delays the effective date of SFAS No. 123(R) for annual, rather than interim, periods that begin after June 15, 2005. As a result, the Company will adopt this statement in the first fiscal quarter of 2006.

The Company will implement SFAS 151, Inventory Costs, an amendment of ARB No. 43 and SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB 29 in the first quarter of 2006 and the third quarter of 2005 respectively, as allowed by the Standards.

The Company believes the adoption of these statements will not have a material effect on its results of operations, cash flows or financial position.

The following recent accounting pronouncements became effective in 2004 and did not have a material impact on the Company's results of operations, cash flows or financial position.

*EITF  Issue 02-14: Whether an Investor should apply  the  Equity
Method of Accounting to Investments other than Common Stock.

*EITF   Issue  04-1:  Accounting  for  Preexisting  Relationships
between the Parties to a Business Combination.

Economic and Market Factors
Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care. Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 1994 through 2004 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

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

The Company also operates in an environment increasingly hostile to intellectual property rights. Generic drug firms have filed Abbreviated New Drug Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on "Litigation Against Filers of Abbreviated New Drug Applications" in Note 12.


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

The Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2005 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended January 2, 2005.


Item 4 - CONTROLS AND PROCEDURES-EVALUATION OF DISCLOSURE
CONTROLS AND PROCEDURES

Disclosure controls and procedures. As of the end of the period covered by this report, management evaluated the effectiveness of
the Company's disclosure controls and procedures.   The Company's
disclosure controls and procedures are designed to ensure that the Company records, processes, summarizes and reports in a timely manner the information the Company is required to disclose in its reports filed under the Securities Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. William
C.  Weldon,  Chairman  and Chief  Executive Officer, and Robert
J. Darretta, Vice Chairman and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation,

Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Internal control. During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 12 included in Part I, Notes to Consolidated
Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated
Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2005. Common Stock purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.

Fiscal Month              Total Number of      Average Price Paid
                          Shares Purchased          Per Share
Jan. 3 - Jan. 30, 2005      2,999,700                 $62.85
Jan. 31 - Feb. 27, 2005     2,374,200                 $65.52
Feb. 28 - April 3, 2005     4,617,900                 $67.07

On February 28, 2005 the Company issued 10,624,449 shares of its Common Stock to a shareholder in exchange for 11,184,666 shares of Common Stock previously held by such shareholder. These securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively. There were no underwriting discounts, commissions or other remuneration paid to any person, directly or indirectly, nor was there any underwriter used, in connection with this exchange.

Item 6 - Exhibits

      Exhibit 10.1  Johnson & Johnson 2005 Long-Term Incentive
      Plan -Incorporated herein by reference to Exhibit 1 to the Registrant's Proxy Statement filed with the SEC on March
      15, 2005.*

        Exhibit 31.1  Certifications under Rule 13a-14(a) of the
        Securities Exchange Act pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 - Filed with this document.

        Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Furnished with this document.

        *Management contract or compensatory plan.




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  May 10, 2005        By /s/ R. J. DARRETTA
                              R. J. DARRETTA

                              Vice Chairman, Board of Directors;
                              Chief Financial Officer and Director
                              (Principal Financial Officer)


Date:  May 10, 2005        By /s/ S. J. COSGROVE
                              S. J. COSGROVE
                              Controller
                              (Principal Accounting Officer)


