Form 10-Q
period 2005-07-03
JOHNSON & JOHNSON
filed 2005-08-10
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended July 3, 2005

                               or

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

    Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13  or  15(d) of the Securities Exchange Act of  1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On July 31, 2005, 2,974,694,094 shares of Common
Stock, $1.00 par value, were outstanding.


                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS


Part I - Financial Information                        Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   July 3, 2005 and January 2, 2005                        3


 Consolidated Statements of Earnings for the Fiscal
   Quarters Ended July 3, 2005 and
   June 27, 2004                                           6

Consolidated Statements of Earnings for the Fiscal
   Six Months Ended July 3, 2005 and
   June 27, 2004                                           7


 Consolidated Statements of Cash Flows for the Fiscal
   Six Months Ended July 3, 2005 and
   June 27, 2004                                           8

 Notes to Consolidated Financial Statements               10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                     30


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                 40

Item 4. Controls and Procedures                           40


Part II - Other Information

Item 1 - Legal Proceedings                                41

Item 2 - Unregistered Sales of Equity Securities
         and Use of Proceeds                              41

Item 4 - Submission of Matters to a Vote of Security
	 Holders                                          41

Item 6 - Exhibits                                         42

Signatures                                                43

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                    July 3,   January 2,
                                      2005         2005
Current Assets:

 Cash and cash equivalents          $12,156        9,203

 Marketable securities                1,005        3,681

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $180(2004, $206)                    7,379        6,831

 Inventories (Note 4)                 3,963        3,744

 Deferred taxes on income             1,830        1,737

 Prepaid expenses and other
  current assets                      2,387        2,124

      Total current assets           28,720       27,320

Marketable securities, non-current       49           46

Property, plant and equipment,
 at cost                             18,672       18,664

  Less accumulated
    depreciation                      8,581        8,228

Property, plant and equipment, net   10,091       10,436

Intangible assets (Note 5)           15,681       15,105

  Less accumulated amortization       3,486        3,263

Intangible assets, net               12,195       11,842

Deferred taxes on income                363          551

Other assets                          3,135        3,122

      Total assets                  $54,553       53,317

         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    July 3,   January 2,
                                     2005       2005
Current Liabilities:

Loans and notes payable            $   304          280

Accounts payable                     3,949        5,227

Accrued liabilities                  3,153        3,523

Accrued rebates, returns
  and promotions                     2,312        2,297

Accrued salaries, wages and
 commissions                           892        1,094

Taxes on income                      1,030        1,506

     Total current liabilities      11,640       13,927

Long-term debt                       2,329        2,565

Deferred tax liability                 418          403

Employee related obligations         2,936        2,631

Other liabilities                    2,061        1,978

     Total liabilities	            19,384       21,504

Shareholders' equity:
Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)               3,120        3,120

Note receivable from employee
 stock ownership plan                    -          (11)

Accumulated other comprehensive
 income (Note 8)                      (805)        (515)

Retained earnings                   38,853       35,223


                                4


Less common stock held in treasury,
 at cost (145,646,000 & 148,819,000
 shares)                             5,999       6,004

Total shareholders' equity          35,169      31,813

Total liabilities and shareholders'
 equity                            $54,553      53,317

         See Notes to Consolidated Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Second Quarter Ended
                       July 3,  Percent  June 27,  Percent
                        2005    to Sales  2004    to Sales


Sales to customers
(Note 6)                $12,762   100.0%  11,484   100.0

Cost of products sold     3,508    27.5    3,162    27.5

Gross profit              9,254    72.5    8,322    72.5

Selling, marketing and
  administrative expenses 4,194    32.8    3,711    32.3

Research expense          1,487    11.6    1,182    10.3

Purchased in-process
  research and
  development               353     2.8        -       -

Interest income            (109)    (.8)     (35)    (.3)

Interest expense, net of
  portion capitalized        15      .1       52      .4

Other (income)expense, net  (88)    (.7)     (23)    (.1)

Earnings before provision
  for taxes on income     3,402    26.7    3,435    29.9

Provision for taxes on
  income (Note 3)           726     5.7      977     8.5

NET EARNINGS             $2,676    21.0    2,458    21.4

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $  .90              .83
  Diluted                $  .89              .82

CASH DIVIDENDS PER SHARE $  .33             .285

AVG. SHARES OUTSTANDING
  Basic                 2,973.7          2,968.2
  Diluted               3,024.7          3,005.3


         See Notes to Consolidated Financial Statements

  		    JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Six Months Ended
                       July 3,  Percent  June 27,  Percent
                        2005    to Sales  2004     to Sales


Sales to customers
(Note 6)                $25,594   100.0%  23,043   100.0

Cost of products sold     6,990    27.3    6,529    28.3

Gross profit             18,604    72.7   16,514    71.7

Selling, marketing and
  administrative expenses 8,237    32.1    7,351    31.9

Research expense          2,834    11.1    2,278     9.9

Purchased in-process
  research and
  development               353     1.4        -       -

Interest income            (193)   (0.7)     (74)    (.3)

Interest expense, net of
  portion capitalized        30     0.1       97      .4

Other (income)expense, net (121)    (.5)     (77)    (.3)

Earnings before provision
  for taxes on income     7,464    29.2     6,939   30.1

Provision for taxes on
  income (Note 3)         1,861     7.3     1,988    8.6

NET EARNINGS             $5,603    21.9     4,951   21.5

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $ 1.88              1.67
  Diluted                $ 1.86              1.65

CASH DIVIDENDS PER
 SHARE                  $  .615              .525

AVG. SHARES OUTSTANDING
  Basic                 2,973.0           2,968.1
  Diluted               3,021.8           3,004.4


         See Notes to Consolidated Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                   Fiscal Six Months Ended
                                     July 3,    June 27,
                                      2005       2004
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 5,603       4,951
Adjustment to reconcile net
 earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,063       1,027
Purchased in-process research and
 development                            353           -
Deferred tax provision                 (117)       (429)
Accounts receivable allowances          (17)          2
Changes in assets and liabilities, net
 of effects from acquisition of
 businesses:
  Increase in accounts receivable      (876)       (624)
  (Increase) decrease in inventories   (380)         23
  Decrease in accounts
  payable and accrued liabilities    (1,651)     (1,146)
  Decrease in other current
  and non-current assets                578         248
  Increase in other current
  and non-current liabilities           131         729


NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          4,687       4,781

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                         (874)       (714)
Proceeds from the disposal of assets     77         233
Acquisitions, net of cash
 acquired                              (693)       (300)
Purchases of investments             (4,999)     (5,654)
Sales of investments                  7,611       4,684
Other                                  (282)       (113)

NET CASH PROVIDED/(USED) BY INVESTING
 ACTIVITIES                             840      (1,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders            (1,829)     (1,559)
Repurchase of common stock             (988)       (760)
Proceeds from short-term debt           351         332
Retirement of short-term debt          (314)       (911)
Proceeds from long-term debt              4          16
Retirement of long-term debt            (20)         (1)
Proceeds from the exercise of
 stock options                          417         311

NET CASH USED BY FINANCING
 ACTIVITIES                          (2,379)     (2,572)

Effect of exchange rate changes
 on cash and cash equivalents          (195)        (41)
Increase in cash and
 cash equivalents	              2,953         304
Cash and cash equivalents,
 beginning of period                  9,203       5,377

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $12,156       5,681

ACQUISITIONS
Fair value of assets acquired           854         339
Fair value of liabilities assumed      (161)        (39)
Net cash paid for acquisitions      $   693         300


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

As  of  July  3,  2005, the balance of  deferred  net
losses  on derivatives included in accumulated  other
comprehensive  income was $65 million after-tax.  The
Company expects that substantially all of this amount
will  be reclassified into earnings over the next  12
months  as a result of transactions that are expected
to  occur  over  that period. The  amount  ultimately
realized  in earnings will differ as foreign exchange
rates   change.   Realized  gains  and   losses   are
ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months. The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For  the first fiscal six months ended July 3,  2005,
the  net impact of the hedges' ineffectiveness to the
Company's financial statements was insignificant. For
the  first fiscal six months ended July 3, 2005,  the
Company  has recorded a net loss of $3 million  after
tax  in  other  (income)  expense,  representing  the
impact  of discontinuance of cash flow hedges because
it   is   probable  that  the  originally  forecasted
transactions will not occur by the end of the originally specified time period.

Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The  worldwide  effective income tax  rates  for  the
first  fiscal six months of 2005 and 2004 were  24.9%
and 28.6%, a decrease of 3.7%. Of this decrease, 1.9% was attributed to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions. The remaining net decrease of 1.8% was attributed to a one-time tax benefit partially offset by IPR&D, as described below.

Acquisition related In-process Research & Development
(IPR&D)  charges  of  $353  million  that  are   non-
deductible for tax purposes were recorded in the fiscal second quarter of 2005.

The  fiscal second quarter of 2005 included a benefit
of  $225  million,  due  to the  reversal  of  a  tax
liability  previously  recorded  during  the   fiscal
fourth quarter of 2004, associated with a technical correction made to the American Jobs Creation Act of 2004, in May 2005.

NOTE 4 - INVENTORIES
(Dollars in Millions)
                              July 3, 2005   January 2, 2005

Raw materials and supplies       $ 1,193             964
Goods in process                   1,134           1,113
Finished goods                     1,636           1,667
                                 $ 3,963           3,744

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

(Dollars in Millions)
                               July 3, 2005   January 2, 2005

Goodwill                         $ 6,716            6,597
Less accumulated amortization        714              734
Goodwill - net                     6,002            5,863

Trademarks (non-amortizable)       1,205            1,232
Less accumulated amortization        139              142
Trademarks (non-
  amortizable)- net                1,066            1,090

Patents and trademarks             4,175            3,974
Less accumulated amortization      1,272            1,125
Patents and trademarks - net       2,903            2,849

Other amortizable intangibles      3,585            3,302
Less accumulated amortization      1,361            1,262
Other intangibles - net            2,224            2,040

Total intangible assets           15,681           15,105
Less accumulated amortization      3,486            3,263
Total intangibles - net          $12,195           11,842


Goodwill as of July 3, 2005 as allocated by segment of business is as follows:

(Dollars in Millions)
                                           Med. Dev
                         Consumer  Pharm    & Diag   Total
Goodwill, net
 at January 2, 2005      $1,160      832     3,871   5,863

Acquisitions                  -       71       184     255

Translation                 (62)     (25)      (29)   (116)

Goodwill, net as of
 July 3, 2005            $1,098      878     4,026   6,002

The weighted average amortization periods for patents
and  trademarks and other intangible  assets  are  15
years and 17 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 3, 2005 was $262 million and the estimated amortization expense for the five succeeding years approximates $550 million, annually.


NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

                                Fiscal Second Quarter
                                                  Percent
                               2005     2004      Change

Consumer
 U.S.                      $  1,092      987       10.6%
 International                1,186    1,013       17.1
                              2,278    2,000       13.9

Pharmaceutical
 U.S.                      $  3,595    3,643       (1.3)%
 International                2,033    1,784       14.0
                              5,628    5,427        3.7

Med Devices and Diagnostics
 U.S.                      $  2,378    2,038       16.7%
 International                2,478    2,019       22.7
                              4,856    4,057       19.7

U.S.                       $  7,065    6,668        6.0%
International                 5,697    4,816       18.3
 Worldwide                 $ 12,762   11,484       11.1%


                                    Fiscal Six Months
                                                  Percent
                               2005     2004      Change

Consumer
 U.S.                      $  2,206    2,067        6.7%
 International                2,352    1,980       18.8
                              4,558    4,047       12.6

Pharmaceutical
 U.S.                      $  7,378    7,286        1.3%
 International                4,005    3,517       13.9
                             11,383   10,803        5.4

Med Devices and Diagnostics
 U.S.                      $  4,739    4,233       12.0%
 International                4,914    3,960       24.1
                              9,653    8,193       17.8

U.S.                       $ 14,323   13,586        5.4%
International                11,271    9,457       19.2
 Worldwide                 $ 25,594   23,043       11.1%

(1) Export and intersegment sales are not significant.



OPERATING PROFIT BY SEGMENT OF BUSINESS

                              Fiscal Second Quarter
                                              Percent
                           2005     2004      Change

Consumer               $    418      382        9.4%
Pharmaceutical(1)         1,585    2,108      (24.8)
Med. Dev. & Diag.(2)      1,409    1,055       33.6
  Segments total          3,412    3,545       (3.8)
Expenses not allocated
  to segments               (10)    (110)

  Worldwide total      $  3,402    3,435       (1.0)%


                                Fiscal Six Months
                                              Percent
                           2005     2004      Change

Consumer               $    875      829        5.5%
Pharmaceutical(1)         3,722    4,194      (11.3)
Med. Dev. & Diag.(2)      2,902    2,118       37.0
  Segments total          7,499    7,141        5.0
Expenses not allocated
  to segments               (35)    (202)

  Worldwide total      $  7,464    6,939        7.6%

(1) Includes $302 million of IPR&D charges related to acquisitions completed in the fiscal second  quarter
of 2005.
(2) Includes $51 million of IPR&D charges related to acquisitions completed in the fiscal second quarter of 2005.


SALES BY GEOGRAPHIC AREA

                               Fiscal Second Quarter
                                                Percent
                             2005     2004      Change


U.S.                     $  7,065    6,668        6.0%
Europe                      3,186    2,779       14.6
Western Hemisphere,
  excluding U.S.              751      622       20.7
Asia-Pacific, Africa        1,760    1,415       24.4

  Total                  $ 12,762   11,484       11.1%



                               Fiscal Six Months
                                                Percent
                             2005     2004      Change


U.S.                     $ 14,323   13,586        5.4%
Europe                      6,362    5,486       16.0
Western Hemisphere,
  excluding U.S.            1,477    1,219       21.2
Asia-Pacific, Africa        3,432    2,752       24.7

  Total                  $ 25,594   23,043       11.1%



NOTE 7 - EARNINGS PER SHARE
The   following  is  a reconciliation  of  basic  net
earnings per share to diluted  net earnings per share
for  the   fiscal second quarters ended July 3,  2005
and June 27, 2004.

(Shares in Millions)
                                   Fiscal Second Quarter Ended
                                        July 3,   June 27,
                                         2005       2004
Basic net earnings per share      $      .90        .83
Average shares outstanding
   - basic                           2,973.7    2,968.2
Potential shares exercisable under
  stock option plans                   260.2      152.8
Less: shares which could be repurchased
  under treasury stock method         (216.6)    (130.5)
Convertible debt shares                  7.4       14.8
Average shares
  outstanding - diluted              3,024.7    3,005.3
Diluted earnings per share         $     .89        .82


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $3 million each for the fiscal second quarters ended July 3, 2005 and June 27, 2004.

The  diluted earnings per share calculation  excluded
0.4 million and 91 million shares related to options for the fiscal second quarters ended July 3, 2005 and June 27, 2004, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.

The  following  is  a  reconciliation  of  basic  net
earnings per share to diluted  net earnings per share
for  the   fiscal six months ended July 3,  2005  and
June 27, 2004.

(Shares in Millions)
                                   Fiscal Six Months Ended
                                      July 3,   June 27,
                                       2005       2004
Basic net earnings per share     $     1.88       1.67
Average shares outstanding
   - basic                          2,973.0    2,968.1
Potential shares exercisable under
  stock option plans                  214.3      152.7
Less: shares which could be repurchased
  under treasury stock method        (172.9)    (131.2)
Convertible debt shares                 7.4       14.8
Average shares
  outstanding - diluted             3,021.8    3,004.4
Diluted earnings per share        $    1.86       1.65


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $7 million for the first fiscal six months ended
July 3, 2005 and June 27, 2004, respectively.

The  diluted earnings per share calculation  excluded
46  million and 92 million shares related to  options
for  the  first fiscal six months ended July 3,  2005
and June 27, 2004, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The  total comprehensive income for the first  fiscal
six  months  ended  July 3, 2005  was  $5.3  billion,
compared  with $5.0 billion for the same   period   a
year  ago.   The total comprehensive income  for  the
fiscal  second  quarter ended July 3, 2005  was  $2.5
billion,  which is unchanged from the same  period  a
year  ago.   Total comprehensive income included  net
earnings, net unrealized currency gains and losses on
translation,  net  unrealized  gains  and  losses  on
available  for  sale securities  and  net  gains  and
losses  on  derivative  instruments  qualifying   and
designated   as  cash  flow hedges.   The   following
table   sets  forth  the  components   of accumulated
other comprehensive income.


                                                         Total
                            Unrld            Gains/      Accum
                    For.    Gains/     Pens  (Losses)    Other
                    Cur.    (Losses)   Liab  on Deriv    Comp
                   Trans.   on Sec     Adj.  & Hedg      Inc/
                                                        (Loss)

January 2, 2005   $  (105)    86      (346)   (150)     (515)
2005 six months changes:
  Net change associated
   with current period
   hedging
   transactions         -      -         -     402
  Net amount reclassed to
   net earnings         -      -         -    (317)*
  Net six months
   changes           (343)   (32)        -      85      (290)

July 3, 2005      $  (448)    54      (346)    (65)     (805)

Amounts in accumulated other comprehensive income are
presented  net  of the related tax  impact.   Foreign
currency  translation adjustments are  not  currently
adjusted   for  income  taxes,  as  they  relate   to
permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes in value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
On December 15, 2004, Johnson & Johnson announced the
signing  of a definitive agreement to acquire Guidant
Corporation   (Guidant),  a  world  leader   in   the
treatment of cardiac and vascular disease, for  $25.4
billion in fully diluted equity value.  The Boards of
Directors of Johnson & Johnson and Guidant,  as  well
as  the  shareholders  of Guidant  have  given  their
respective   approvals  for  the  transaction.    The
transaction is subject to clearance under  the  Hart-
Scott-Rodino Antitrust Improvements Act, the European
Union  merger control regulation, and other customary
closing conditions.  The Company is currently in  the
process of responding to an information and materials
request  from  the U.S. Federal Trade Commission  and
has  entered  into  a second phase  review  with  the
European Union.  In addition, the Company is  engaged
in  discussions  with  Guidant to  help  the  Company
understand the issues surrounding the recent  product
notifications  and  product  recalls.   The   Company
continues to work toward a fiscal third quarter close of the acquisition, which is subject to the outcome of the previously mentioned activities.

On   April   4,   2005  the  Company  completed   its
acquisition  of  TransForm Pharmaceuticals,  Inc.,  a
company  specializing  in the discovery  of  superior
formulations  and  novel crystalline  forms  of  drug
molecules,  for  $230  million.   During  the  fiscal
second quarter of 2005 a one-time before and after-tax charge of $50 million reflecting the expensing of IPR&D charges was incurred.

On June 3, 2005 the Company completed its acquisition of CLOSURE Medical, a company with expertise and intellectual property in the biosurgicals market, for a net purchase price of $364 million. During the fiscal second quarter of 2005 a one-time before and after-tax charge of approximately
$51 million reflecting the expensing of IPR&D charges was incurred.

On   June   30,   2005  the  Company  completed   its
acquisition of Peninsula Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on developing and commercializing antibiotics to treat life-threatening infections, for a purchase price of approximately $245 million. During the fiscal second quarter of 2005, a one-time before and after-tax charge of approximately $252 million reflecting the expensing of IPR&D charges was incurred.

The Company's 2004 acquisitions included: Merck's 50%
interest  in  the  Johnson &  Johnson-Merck  Consumer
Pharmaceuticals    Co.   European    non-prescription
pharmaceutical  joint venture including  all  of  the
infrastructure  and  brand  assets  managed  by   the
European joint venture; Egea Biosciences, Inc., which
has   developed  a  proprietary  technology  platform
called Gene Writer, that allows for the rapid and highly accurate synthesis of DNA sequences, gene assembly, and construction of large synthetic gene libraries, through the exercise of the option to acquire the remaining outstanding stock not owned by Johnson & Johnson; Artemis Medical, Inc. a privately held company with ultrasound and x-ray visible biopsy site breast markers as well as hybrid markers; U.S.
commercial rights to certain patents and know-how in the field of sedation and analgesia from Scott Lab, Inc.; Biapharm SAS, a privately held French producer and marketer of skin care products centered around the leading brand BIAFINE(r); the assets of Micomed, a privately owned manufacturer of spinal implants primarily focused on supplying the German market; and the acquisition of the AMBI skin care brand for women of color.

NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At  July  3, 2005,  the  Company had  18  stock-based
employee  compensation  plans. The Company  accounts
for those plans under the recognition and measurement
principles  of  Accounting Principle  Board   Opinion
No.  25  "Accounting for Stock Issued to   Employees"
and    its   related   Interpretations.  Compensation
costs   were  not recorded  in net income  for  stock
options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As required by SFAS No. 148, "Accounting for Stock-Based
Compensation   -  Transition  and  Disclosure  -   an
amendment  of FASB Statement No. 123," the  following
table  shows the estimated effect on net  income  and
earnings  per  share if the Company had  applied  the
fair  value  recognition provision of SFAS  No.  123,
"Accounting for Stock-Based Compensation," to   stock-
based employee compensation.


(Dollars in Millions

Except Per Share Data)       Fiscal Second Quarter Ended
                            July 3, 2005     June 27, 2004
Net income,
 as reported                    $ 2,676              2,458
Less:
 Compensation
 expense(1)                          88                 88
Net Income,pro forma            $ 2,588              2,370
Earnings per share:
 Basic - as reported               $.90               $.83
      - pro forma                   .87                .80
 Diluted - as reported             $.89               $.82
     - pro forma                    .86                .79

(1) Determined under fair value based method for all awards, net of tax.


(Dollars in Millions
Except Per Share Data)	       Fiscal Six Months ended
                            July 3, 2005     June 27, 2004
Net income,
 as reported                    $ 5,603              4,951
Less:
 Compensation
 expense(1)                         176                166
Net Income, pro forma           $ 5,427              4,785
Earnings per share:
 Basic - as reported              $1.88              $1.67
      - pro forma                  1.83               1.61
 Diluted - as reported            $1.86              $1.65
     - pro forma                   1.80               1.59

(1) Determined under fair value based method for all awards, net of tax.

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2005 and 2004 include the following components:

(Dollars in Millions)
                        Retirement Plans   Other Benefit Plans
                              Fiscal Second Quarter ended
                        July 3,  June 27,   July 3,  June 27,
                         2005     2004       2005     2004
Service cost            $ 106      104         15       11
Interest cost             128      106         18       25
Expected return on
 plan assets             (159)    (127)        (1)       -
Amortization of prior
 service cost               3        3         (2)       -
Amortization of net
 transition asset           -        -          -        -
Recognized actuarial

 losses                    54       59          2       11

Net periodic benefit
 cost                   $ 132      145         32       47


Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the first fiscal six months of 2005 and 2004 include the following components:

(Dollars in Millions)
                        Retirement Plans   Other Benefit Plans
                             Fiscal Six Months ended
                        July 3,  June 27,   July 3,  June 27,
                         2005     2004       2005     2004
Service cost            $ 216      212         28       24
Interest cost             246      225         44       51
Expected return on
 plan assets             (291)    (258)        (2)      (1)
Amortization of prior
 service cost               6        7         (3)      (1)
Amortization of net
 transition asset          (1)      (1)         -        -
Recognized actuarial
 losses                   111      103          13      22

Net periodic benefit
  cost                  $ 287      288          80      95


Company Contributions
As  of  July  3,  2005, the Company  contributed  $11
million and $23 million to its U.S. and international retirement plans, respectively, in 2005. The Company does not anticipate a minimum statutory funding requirement for its U.S. retirement plans in 2005.
However the Company may or may not choose to further fund the plans in 2005. International plans will be funded in accordance with local regulations.


NOTE 12 - LEGAL PROCEEDINGS

Product Liability
The Company is involved in numerous product liability
cases  in  the  United States, many of which  concern
adverse  reactions to drugs and medical devices.  The
damages  claimed  are  substantial,  and  while   the
Company  is confident of the adequacy of the warnings
and   instructions  for  use  that   accompany   such
products, it is not feasible to predict the  ultimate
outcome  of litigation. However, the Company believes
that  if  any liability results from such  cases,  it
will  be  substantially covered by  existing  amounts
accrued in the Company's balance sheet under its self-
insurance   program   and  by   third-party   product
liability insurance.

One  group of cases against the Company concerns  the
Janssen   Pharmaceutica  Inc.   ("Janssen")   product
PROPULSID  (cisapride),  which  was  withdrawn   from
general  sale and restricted to limited use in  2000.
In the wake of publicity about those events, numerous

lawsuits were filed against Janssen and the Company regarding PROPULSID in state and federal courts across the country.

These  actions  seek  substantial  compensatory   and
punitive  damages and accuse Janssen and the  Company
of  inadequately  testing for and warning  about  the
drug's  side  effects, of promoting it for  off-label
use  and over promotion. In addition, Janssen and the
Company  have  entered into tolling  agreements  with
various  plaintiffs' counsel halting the  running  of
the  statutes  of  limitations with  respect  to  the
potential   claims   of  a  significant   number   of
individuals while those attorneys evaluate whether or not to sue Janssen and the Company on their behalf.

On February 5, 2004, Janssen announced that it had reached an agreement in principle with the Plaintiffs
Steering  Committee  (PSC) of the  PROPULSID  Federal
Multi-District Litigation (MDL), to resolve federal lawsuits related to PROPULSID. The agreement was to become effective once 85% of the death claimants, and 75% of the remainder, agreed to the terms of the settlement. In addition, 12,000 individuals who had not filed lawsuits, but whose claims were the subject of tolling agreements suspending the running of the statutes of limitations against those claims, also had to agree to participate in the settlement before it became effective.

On  March 24, 2005, it was confirmed that the PSC  of
the  MDL had enrolled enough plaintiffs and claimants
in  the  settlement  program to  make  the  agreement
effective. Of the 282 death plaintiffs subject to the
program,  247  (88%) are confirmed enrolled.  Of  the
3,543  other plaintiffs subject to the program, 3,082
(87%)  are  confirmed enrolled.  In addition,  19,788
"tolled" claimants are confirmed as enrolled. Those participating in the settlement will submit medical records to an independent panel of physicians who will determine whether the claimed injuries were caused by PROPULSID and otherwise meet the standards for compensation. If those standards are met, a court-appointed special master will determine compensatory damages. Janssen has paid into a compensation escrow account $72.3 million and could pay up to an additional
$17.7 million depending on the number of plaintiffs that enroll in the program. Enrollment will remain open until October 1, 2005. Janssen has established an administrative fund of $15 million, and paid legal fees to the PSC of $22.5 million, which amount was approved by the court.

Not participating in the settlement program are 2,547
plaintiffs and 7,843 tolled claimants. Of those,  453
plaintiffs  are  potentially  subject  to   the   MDL
settlement but have not to date enrolled in it; 1,532 plaintiffs filed cases in federal court subsequent to February 1, 2004, and thus are not subject to the MDL settlement; and 562 have state court actions and thus are not subject to the settlement. Of those not participating in or subject to the MDL settlement, 159 plaintiffs are alleged to have died from use of the drug and 2,388 assert other personal injury claims. The nature of the claims of the tolled claimants are unknown. Of the remaining federal and state plaintiffs, 2,254 cases (89%) are venued in Mississippi.

With  respect  to  all the various PROPULSID  actions
against  them,  Janssen and the Company  dispute  the
claims in those lawsuits and are vigorously defending
against   them  except  where,  in  their   judgment,
settlement  is appropriate. Janssen and  the  Company
believe  they  have adequate self-insurance  accruals
and  third-party  product  liability  insurance  with
respect  to  these  cases. In communications  to  the
Company,  the excess insurance carriers  have  raised
certain   defenses  to  their  liability  under   the
policies  and  to  date  have declined  to  reimburse
Janssen  and the Company for PROPULSID-related  costs
despite  demand for payment.   In May 2005,  hearings
were  held  in  London in the arbitration  proceeding
commenced by Janssen and the Company against  Allianz
Underwriters  Insurance  Company,  which  issued  the
first  layer of applicable excess insurance coverage,
to  obtain reimbursement of PROPULSID-related  costs.
Final arguments in that matter were held on July  22,
2005  and  a decision is expected before the  end  of
2005.     In   May   2005,  the   Company   commenced
arbitration  against  Lexington  Insurance   Company,
which  issued  the  second layer of excess  insurance
coverage.   In the opinion of the Company, the excess
carriers remain legally obligated to provide coverage for the PROPULSID-related losses at issue.

The  Company's  Ethicon, Inc. ("Ethicon")  subsidiary
has  over  the  last several years had  a  number  of
claims  and  lawsuits filed against  it  relating  to
VICRYL sutures. The actions allege that the sterility
of  VICRYL sutures was compromised by inadequacies in
Ethicon's systems and controls, causing patients  who
were  exposed  to  these sutures to incur  infections
that  would  not otherwise have occurred. Ethicon  on
several  occasions recalled batches of VICRYL sutures
in light of questions raised about sterility but does
not  believe any contamination of suture products  in
fact  occurred. In November 2003, a state court judge
in  West  Virginia certified for class treatment  all
West   Virginia  residents  who  had  VICRYL  sutures
implanted during Class I or II surgeries from May 1, 1994 to December 31, 1997. A motion to decertify the class was granted on May 17, 2005. Ethicon has been and intends to continue vigorously defending against the claims.

Affirmative Stent Patent Litigation

In  patent  infringement actions  tried  in  Delaware
Federal   District   Court  in  late   2000,   Cordis
Corporation  (Cordis),  a  subsidiary  of  Johnson  &
Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific
Corporation  (Boston Scientific) and  Medtronic  AVE,
Inc. (Medtronic) based on a number of Cordis vascular stent patents. On December 15, 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and on December 21, 2000, the jury in the Medtronic action returned a verdict of $271 million. These sums represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest. In February 2001 a hearing was held on the claims of Boston Scientific and Medtronic that the patents at issue were unenforceable owing to alleged inequitable conduct before the patent office.

In March and May 2002, the district judge issued post
trial   rulings  that  confirmed  the  validity   and
enforceability of the main Cordis stent patent claims
but found certain other Cordis patents unenforceable.
Further, the district judge granted Boston Scientific
a  new trial on liability and damages and vacated the
verdict against Medtronic on legal grounds. On August
12,  2003,  the  Court  of Appeals  for  the  Federal
Circuit  found the trial judge erred in vacating  the
verdict  against Medtronic and remanded the  case  to
the  trial  judge for further proceedings.  In  March
2005, the remaining issues were tried in the remanded
case  against  Medtronic and  the  retrial  proceeded
against  Boston Scientific. Juries returned  verdicts
of  infringement  and  patent validity  in  favor  of
Cordis  in  both retrials. Cordis has  requested  the
trial  court to reinstate with interest the  verdicts
obtained  against those entities in 2000.  Defendants
in  both  cases have filed post-trial motions seeking
to  vacate the jury verdicts or, alternatively, grant
them a new trial on damages.  Cordis also has pending
in  Delaware  Federal District Court a second  action
against   Medtronic   AVE   accusing   Medtronic   of
infringement by sale of stent products introduced  by
Medtronic   subsequent  to  its  GFX  and  MicroStent
products,   the   subject  of  the   earlier   action
referenced  above. That second action was  stayed  in
April  2005  pending the outcome  of  an  arbitration
concerning  Medtronic's claim that  the  products  at
issue  in that case are licensed pursuant to  a  1997
license.

In  January 2003, Cordis filed a  patent infringement
action  against Boston Scientific in Delaware Federal
District  Court  accusing  its  Express2,  TAXUS  and
Liberte  stents of infringing the Palmaz patent  that
expires in November 2005.  The Liberte stent was also
accused  of  infringing  Cordis'  Gray  patent   that
expires  in 2016.    In June 2005, a jury found  that
the  Express2, Taxus and Liberte stents infringed the
Palmaz  patent  and  that  the  Liberte  stent   also
infringed the Gray patent. Boston Scientific will ask the trial judge to vacate the verdicts and, if unsuccessful, there will be a trial on damages and willfulness in the future.

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

On  July 1, 2005, a jury in Federal District Court in
Delaware found that the Cordis Cypher stent infringed
Boston Scientific's Ding `536 patent and that the Cordis Cypher and Bx Velocity stents also infringed
Boston  Scientific  Corporation's Jang  `021  patent.
The jury also found both those patents valid. Cordis will ask the judge to overturn the jury verdicts or grant a new trial. If the judge does not overturn the jury verdicts, there will be a damage and willfulness trial in 2006 and Boston Scientific will
seek an injunction against Cypher.  If upheld by  the
trial court, Cordis will appeal the jury verdicts  to
the  Court  of Appeals for the Federal  Circuit.   In
November  2005,  Boston Scientific's  case  asserting
infringement  by the Cypher stent of  another  Boston
Scientific patent is scheduled for trial in  Delaware
Federal District Court. In that case as well,  Boston
Scientific   seeks  an  injunction  and   substantial
damages.

On  January 26, 2005, the Federal District Court  for
the  Southern  District  of  Florida  granted  Cordis
summary judgment dismissing a breach of contract  and
patent  infringement  suit filed  against  Cordis  by
Arlaine  and  Gina  Rockey seeking royalties  on  the
sales   of  all  Cordis  balloon  expandable  stents.
Plaintiffs have filed an appeal with the Court of Appeals for the Federal Circuit.

On  June  8,  2005,  in an action brought  by  Boston
Scientific  against Cordis in the  Netherlands  under
the  Kastenhofer  patent, Cordis  was  enjoined  from
manufacturing  and  selling in the  Netherlands  two-
layer catheters, including those used with the Cypher
Stent.   The  injunction was stayed by another  Dutch
court.   This  stay  decision is  being  appealed  by
Boston  Scientific.  In any event,  Cordis  does  not
anticipate  a  disruption in  the  supply  of  Cypher
product   outside  the  Netherlands,  even   if   the
injunction becomes effective.

The   following   chart  summarizes  various   patent
lawsuits concerning products of Johnson & Johnson subsidiaries.

 Product    J&J  Patents Plaintiff/Patent  Court    Trial  Date
          Company            Holder                 Date  Filed

  Drug    Cordis  Ding Boston Scientific  Germany    TBD  02/04
 Eluting                     Corp.
 Stents

  Drug    Cordis Grain- Boston Scientific  D.Del.   10/05 12/03
 Eluting          ger        Corp.
 Stents

 Stents   Cordis Boneau  Medtronic Inc. Arbitration  TBD   4/02

Two-layer Cordis Kasten- Boston Scientific  N.D.Cal. TBD   2/02
Catheters        hofer        Corp.      Netherlands 04/05 05/04
                 Forman                    Belgium   10/05 12/03
                                          S.D. Cal   TBD   02/02

Remicade  Centocor Cerami  Rockefeller     E.D.Tex.  2/06  04/04
                          University and
                        Chiron Corporation

 Stents   Cordis Israel     Medinol       Multiple   TBD  05/03
                                            E.U.

 Contact  Vision Nicolson CIBA Vision    M.D. Fla.   TBD  09/03
 Lenses    Care

 Trocars  Ethicon Hart  Applied Medical  C.D. Cal.  10/05  9/03
           Endo            Resources


Litigation  Against  Filers of Abbreviated  New  Drug
Applications (ANDAs)

The   following  chart  indicates  lawsuits   pending
against generic firms that filed Abbreviated New Drug
Applications  seeking  to  market  generic  forms  of
products sold by various subsidiaries of the  Company
prior   to  expiration  of  the  applicable   patents
covering   those  products.  These  ANDAs   typically
include  allegations of non-infringement,  invalidity
and  unenforceability of these patents. In the  event
the   subsidiary  of  the  Company  involved  is  not
successful  in  these actions, or the  30-month  stay
expires  before a ruling from the district  court  is
obtained, the firms involved will have the ability to
introduce  generic versions of the product  at  issue
resulting  in  very  substantial  market  share   and
revenue losses for the product of the Company's subsidiary.


  Brand Name    Patent/NDA  Generic     Court    Trial   Date    30-
    Product       Holder   Challenger             Date   Filed  Month
                                                                 Stay
                                                               Expires

 Aciphex 20 mg    Eisai       Teva     S.D.N.Y.   TBD    11/03  02/07
     delay
release tablet     (for   Dr. Reddy's  S.D.N.Y.   TBD    11/03  02/07
                 Janssen)    Mylan     S.D.N.Y.   TBD    01/04  02/07

Ditropan XL 5,    Ortho-     Mylan      D.W.V.    2/05   05/03  09/05
   10, 15 mg      McNeil
  controlled       ALZA      Impax     N.D.Cal.  12/05   09/03  01/06
release tablet

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

   Levaquin      Daiichi, Sicor (Teva)  D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD
  Single use      Ortho-
  vials and 5     McNeil
 mg/ml premix

   Levaquin      Daiichi,   American    D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD   Pharmaceutical
  Single use      Ortho-    Partners
     vials        McNeil

    Quixin       Daiichi,   Hi-Tech     D.N.J.    TBD    12/03  05/06
  Ophthalmic               Pharmacal
   Solution
(Levofloxacin)    Ortho-
  Ophthalmic      McNeil
   solution

  Ortho Tri-      Ortho-      Barr      D.N.J.    TBD    10/03  02/06
   cyclen LO      McNeil
 0.18 mg/0.025
      mg,
0.215 mg/0.025
      mg
   and 0.25
  mg/0.025 mg

PEPCID Complete McNeil-PPC  Perrigo    S.D.N.Y.   TBD    02/05  06/07

   Razadyne      Janssen      Teva      D. Del    TBD    07/05  01/08
                             Mylan      D. Del    TBD    07/05  01/08
                          Dr. Reddy's   D. Del    TBD    07/05  01/08
                            Purepac     D. Del    TBD    07/05  01/08
                              Barr      D. Del    TBD    07/05  01/08
                              Par       D. Del    TBD    07/05  01/08
                           AlphaPharm   D. Del    TBD    07/05  01/08

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

Risperdal M-Tab  Janssen  Dr. Reddy's   D.N.J.    TBD    02/05  07/07
 0.5, 1, 2 mg

   Sporanox      Janssen    Eon Labs   E.D.N.Y.   5/04   04/01  03/04
100 mg capsule

    Topamax       Ortho-     Mylan      D.N.J.    TBD    04/04  09/06
                  McNeil
25, 100, 200 mg
    tablet

 Ultracet 37.5    Ortho-   Kali (Par)   D.N.J.    TBD    11/02  04/05
     tram/        McNeil
325 apap tablet               Teva      D.N.J.    TBD    02/04  07/06
                             Caraco   E.D. Mich. 03/06   09/04  02/07

In  the action against Mylan involving Ortho McNeil's
DITROPAN XL (oxybutynin chloride), the court held a ten-day bench trial, which concluded on April 18, 2005. A decision is expected in the third or fourth quarter of 2005.

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

In  the  action  against  Eon  Labs  (Eon)  involving
Janssen's SPORANOX (itraconazole), the district court
ruled  on  July  28, 2004 that Janssen's  patent  was
valid but not infringed by Eon's generic.   The Court
of Appeals for the Federal Circuit affirmed the district court's decision on June 13, 2005. Eon Labs launched its generic product in February 2005.

In  the  action  against  Mylan  relating  to  Ortho-
McNeil's  TOPAMAX (topiramate), Mylan on  October  8,
2004 filed a motion for summary judgment of non-infringement of Ortho-McNeil's patent. The court denied Mylan's motion on July 18, 2005.

In  the  action against Kali involving Ortho-McNeil's
ULTRACET   (tramadol  hydrochloride/  acetaminophen),
Kali moved for summary judgment on the issues of infringement and invalidity. The briefing on that motion was completed in October 2004 and a decision is expected anytime. With respect to claims other than that at issue in the litigation against Kali, Ortho-McNeil has filed a reissue application in the U.S. Patent and Trademark Office seeking to narrow the scope of the claims. Kali received final approval of its ANDA at expiration of the 30-month stay on April 21, 2005, and launched its generic product the same day. If Ortho-McNeil ultimately prevails in its patent infringement action against Kali, Kali will be subject to an injunction and damages.

In the action against Teva Pharmaceuticals USA (Teva) involving Ortho-McNeil's ULTRACET (tramadol hydrocholoride/ acetaminophen), Teva has moved for summary judgment on the issues of infringement and validity. The briefing on that motion was completed in March 2005.

With respect to all of the above matters, the Johnson
& Johnson subsidiary involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.

Average Wholesale Price (AWP) Litigation

Johnson    &    Johnson   and   its    pharmaceutical
subsidiaries,     along    with    numerous     other
pharmaceutical companies, are defendants in a  series
of  lawsuits  in  state and federal courts  involving
allegations that the pricing and marketing of certain
pharmaceutical  products amounted to  fraudulent  and
otherwise  actionable  conduct because,  among  other
things,  the companies allegedly reported an inflated
Average Wholesale Price (AWP) for the drugs at issue.
Most  of these cases, both federal actions and  state
actions   removed   to  federal  court,   have   been
consolidated  for  pre-trial  purposes  in  a  Multi-
District Litigation (MDL) in federal district court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. In the MDL proceeding in Boston, plaintiffs have moved for class certification of all or some portion of their claims. A decision is expected on that motion in the third or fourth quarter of 2005.

Ethicon   Endo-Surgery,  Inc.  ("Ethicon  Endo"),   a
Johnson & Johnson subsidiary which markets endoscopic
surgical  instruments,  and the  Company,  are  named
defendants  in  a  North Carolina state  court  class
action  lawsuit alleging AWP inflation  and  improper
marketing  activities  against  TAP  Pharmaceuticals.
Ethicon  Endo  is a defendant based  on  claims  that
several  of  its  former  sales  representatives  are
alleged to have been involved in arbitrage of  a  TAP
drug.    The   allegation   is   that   these   sales
representatives  persuaded  certain   physicians   in
states where the drug's price was low to purchase from TAP excess quantities of the drug and then resell it in states where its price was higher.
Ethicon Endo and the Company deny any liability for the claims made against them in this case and are vigorously defending against it. On April 24,

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

On  June 26, 2003, the Company received a request for
records  and  information  from  the  U.S.  House  of
Representatives' Committee on Energy and Commerce  in
connection with its investigation into pharmaceutical
reimbursements  and  rebates  under   Medicaid.   The
Committee's  request  focuses on  the  drug  REMICADE
(infliximab),  marketed  by the  Company's  Centocor,
Inc.   ("Centocor")  subsidiary.  On  July  2,  2003,
Centocor  received  a  request  that  it  voluntarily
provide  documents and information  to  the  criminal
division  of the U.S. Attorney's Office, District  of
New Jersey, in connection with its investigation into
various   Centocor  marketing  practices.  Subsequent
requests for documents have been received from the U.S. Attorney's Office. Both the Company and Centocor responded, or are in the process of responding, to these requests for documents and information.

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

On  December  8, 2003, Ortho-McNeil, a subsidiary  of
Johnson  &  Johnson,  received a  subpoena  from  the
United    States   Attorney's   Office   in   Boston,
Massachusetts  seeking  documents  relating  to   the
marketing, including alleged off-label marketing,  of
the   drug  TOPAMAX  (topiramate).  Ortho-McNeil   is
cooperating in responding to the subpoena. In October
2004,  the  U.S.  Attorney's Office in  Boston  asked
attorneys   for   Ortho-McNeil   to   cooperate    in

facilitating the subpoenaed testimony of several present and former Ortho-McNeil employees before a grand jury in Boston. Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

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

On  July  27,  2004,  the Company received  a  letter
request  from  the New York State Attorney  General's
Office  for  documents pertaining to marketing,  off-
label   sales   and  clinical  trials   for   TOPAMAX
(topiramate),   RISPERDAL   (risperidone),    PROCRIT
(Epoetin  alfa), REMINYL (galantamine HBr),  REMICADE
(infliximab)  and ACIPHEX (rabeprazole  sodium).  The
Company is responding to the request.

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

On  September  30, 2004, Ortho Biotech  Inc.  ("Ortho
Biotech"), a Johnson & Johnson subsidiary, received a
subpoena  from the U.S. Office of Inspector General's
Denver,   Colorado  field  office  seeking  documents
directed to sales and marketing of PROCRIT (Epoetin alfa) from 1997 to the present. Ortho Biotech is responding to the subpoena.

In March 2005, DePuy Orthopaedics, Inc. ("DePuy"),  a
Johnson  &  Johnson subsidiary, received  a  subpoena
from  the  U.S.  Attorney's Office, District  of  New
Jersey,   seeking   records  concerning   contractual
relationships between DePuy and surgeons or  surgeons
in  training involved in hip and knee replacement and
reconstructive  surgery.  Other  leading  orthopaedic
companies  are  known  to  have  received  the   same
subpoena. DePuy is responding to the subpoena.

On  June  9, 2005, The United States Senate Committee
on   Finance   requested  the  Company   to   produce
information regarding its use of educational  grants.
A   similar   request  was  sent   to   other   major
pharmaceutical  companies.   On  July  5,  2005,  the
Committee  specifically requested  information  about
educational  grants  in  connection  with  the   drug
PROPULSID.    The  Company  is  in  the  process   of
responding to the request.

On July 20, 2005, Scios, Inc. ("Scios"), a Johnson  &
Johnson  subsidiary,  received a  subpoena  from  the
United   States   Attorney's  Office,   District   of
Massachusetts, seeking documents related to the sales and marketing of NATRECOR. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation will be handled by the United
States Attorney's Office for the Northern District of
California in San Francisco, rather than the United
States Attorney's Office in Boston, Massachusetts.

In   September  2004,  plaintiffs  in  an  employment
discrimination  litigation  initiated   against   the
Company  in  2001 in Federal District  Court  in  New
Jersey  moved  to  certify a  class  of  all  African
American  and  Hispanic  salaried  employees  of  the
Company and its affiliates in the United States,  who
were  employed at any time from November 1997 to  the
present.  Plaintiffs seek monetary  damages  for  the
period  1997 through the present (including  punitive
damages) and equitable relief. The Company filed  its
response to plaintiffs' class certification motion in
May  2005.  A decision by the District Court  is  not
expected   until  2006.  The  Company  disputes   the
allegations   in  the  lawsuit  and   is   vigorously
defending against them.

The  Company, along with its wholly owned Ethicon and
Ethicon-Endo  subsidiaries, are defendants  in  three
federal antitrust actions challenging suture and endo-
mechanical    contracts   with    Group    Purchasing
Organizations  and hospitals in which  discounts  are
predicated  on a hospital achieving specified  market
share  targets for both categories of  products.   In
each   case,  plaintiffs  seek  substantial  monetary
damages and injunctive relief.  In Applied Medical v.
Ethicon Inc. et al (C.D.CA, filed September 5, 2003),
fact  discovery  is complete and the defendants  have
moved  for summary judgment on all claims. In  Conmed
v.  Johnson & Johnson et al (S.D.N.Y., filed November
6, 2003), fact discovery is also complete and summary
judgment  motions  are due September  30,  2005.   In
Genico v. Ethicon, Inc. et al (E.D. TX, filed October
15, 2004) written discovery is underway.

After  a  remand  from the Federal Circuit  Court  of
Appeals  in  January  2003,  a  partial  retrial  was
commenced  in October and concluded in November  2003
in Federal District Court in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc.
(TKT) and Aventis Pharmaceutical, Inc. (Aventis). The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated
EPO product, and Aventis, which held marketing rights to the TKT product, asserting that TKT's product infringes various Amgen, Inc. (Amgen) patent claims.
TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the district court issued rulings that upheld its initial findings in 2001 that Amgen's patent claims were valid and infringed.
Further proceedings and an appeal will follow.  The
Amgen patents at issue


in the case are exclusively licensed to Ortho Biotech
Inc. in the U.S. for non-dialysis indications. Ortho
Biotech Inc. is not a party to the action.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For  the  first fiscal six months of 2005,  worldwide
sales  were $25.6 billion, an increase of 11.1%  over
2004  first fiscal six month sales of $23.0  billion.
The  impact of foreign currencies accounted for  2.1%
of the total reported fiscal six month increase.

Sales by U.S. companies were $14.3 billion in the first fiscal six months of 2005, which represented an increase of 5.4% over the same period last year.
Sales by international companies were $11.3 billion, which represented an increase of 19.2%, of which 5.1% was due to currency fluctuations.

All international regions throughout the world posted
double  digit sales increases during the first fiscal
six  months  of  2005  as sales  increased  16.0%  in
Europe,  21.2%  in the Western Hemisphere  (excluding
the  U.S.)  and  24.7%  in the  Asia-Pacific,  Africa
region.   These  sales  gains included  the  positive
impact  of  currency fluctuations  between  the  U.S.
dollar  and foreign currencies in Europe of 5.3%,  in
the  Western Hemisphere (excluding the U.S.) of  8.1%
and in the Asia-Pacific, Africa region of 3.4%.

For  the  fiscal  second quarter of  2005,  worldwide
sales were  $12.8 billion, an increase of 11.1%  over
2004  fiscal second quarter sales of  $11.5  billion.
The  impact of foreign currencies accounted for  2.0%
of  the  total  reported fiscal second  quarter  2005
increase.

Sales  by U.S. companies were $7.1 billion   in   the
fiscal second quarter of 2005, which represented an increase of 6.0%. Sales by international companies were $5.7 billion, which represented an increase of 18.3%, of which 4.9% was due to positive currency fluctuations.

All international regions throughout the world posted
double   digit  sales  increases  during  the  fiscal
second  quarter of 2005 as sales increased  14.6%  in
Europe,  20.7%  in the Western Hemisphere  (excluding
the  U.S.)  and  24.4%  in the  Asia-Pacific,  Africa
region.   These  sales  gains included  the  positive
impact  of  currency fluctuations  between  the  U.S.
dollar and foreign currencies in Europe of 4.6%, in the Western Hemisphere (excluding the U.S.) of 10.0% and in the Asia-Pacific, Africa region of 3.1%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal six months
of 2005 were  $4.6 billion, an increase of 12.6% over
the  same period a year ago with 10.0% of operational
growth  and a positive currency impact of 2.6%.  U.S.
Consumer  segment  sales  increased  by  6.7%   while
international  sales  gains  of  18.8%   included   a
positive currency impact of 5.4%.

Major  Consumer  Franchise Sales - First  Fiscal  Six
Months

                                Total   Operations  Currency
                2005    2004   %Change   %Change    %Change

OTC Pharm
 & Nutr.     $ 1,313   $ 1,096     19.8%     18.2%      1.6%
Skin Care      1,223     1,071     14.2      11.2       3.0
Women's
 Health          782       716      9.2       5.9       3.3
Baby & Kids
 Care            772       703      9.8       6.7       3.1
Other	         468       461      1.5       0.5       1.0

Total        $ 4,558    $4,047     12.6%     10.0%      2.6%

Consumer  segment sales in the fiscal second  quarter
of 2005 were  $2.3 billion, an increase of 13.9% over
the  same period a year ago with 11.1% of operational
growth  and a positive currency impact of 2.8%.  U.S.
Consumer  segment  sales  increased  by  10.6%  while
international  sales  gains  of  17.1%   included   a
positive currency impact of 5.5%.

Major Consumer Franchise Sales - Fiscal Second Quarter

                                Total   Operations  Currency
                2005    2004   %Change   %Change    %Change

OTC Pharm
 & Nutr.       $ 628   $ 532     18.0%     15.7%      2.3%
Skin Care        602     509     18.5      15.5       3.0
Women's
 Health          406     368     10.3       6.7       3.6
Baby & Kids
 Care            393     360      9.2       5.9       3.3
Other            249     231      7.8       5.9       1.9
Total        $ 2,278 $ 2,000     13.9%     11.1%      2.8%

Consumer  segment sales growth in the  fiscal  second
quarter  was attributable to strong sales performance
in the major franchises in this segment including OTC
Pharmaceutical  &  Nutritional products,  Skin  Care,
Women's   Health   and  Baby   &   Kids   Care.   OTC

Pharmaceutical & Nutritional operational sales growth
of  15.7% was primarily driven by continued growth in
SPLENDA(r)   No   Calorie  Sweetener  and   pediatric
analgesics.   The  Skin  Care  franchise  operational
sales    growth   of   15.5%   was   attributed    to
NEUTROGENA(r),  AVEENO(r), RoC(r), CLEAN  &  CLEAR(r)
and  JOHNSON'S(r) adult brands.  The key  drivers  of
U.S. Skin Care growth were the continued success with
the NEUTROGENA(r) Advanced Solutions Microdermabrasion
kit, along with new products launched in the first half
of 2005.  The Women's Health franchise achieved
operational growth of 6.7%  resulting  from strong
contributions from the K-Y(r) and STAYFREE(r)
product  lines.   The  Baby  &  Kids  Care  franchise
operational  sales  growth  of  5.9%  resulted   from
continued  success with JOHNSON'S(r) SOFTWASH(r)  AND
SOFTLOTION(r) product lines.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal  six
months  of  2005 were $11.4 billion, an  increase  of
5.4%  over  the same period a year ago with  3.8%  of
this  change  due  to operational increases  and  the
remaining  1.6%  increase  related  to  the  positive
impact  of  currency.  The U.S. Pharmaceutical  sales
increase  was  1.3% and the growth  in  international
Pharmaceutical  sales was 13.9% which  included  5.1%
related to the positive impact of currency.

Major Pharmaceutical Product Revenues - First Fiscal Six Months

                                 Total   Operations Currency
                   2005    2004 %Change   %Change    %Change
RISPERDAL(r)     $1,738  $1,458   19.3%     16.9%       2.4%
PROCRIT(r)/
 EPREX(r)         1,682   1,852   (9.2)    (10.8)       1.6
REMICADE(r)       1,219   1,003   21.5      21.5        0.0
TOPAMAX(r)          837     663   26.2      24.5        1.7
DURAGESIC(r)/
 Fentanyl
 Transdermal        832   1,011  (17.8)    (20.2)       2.4
LEVAQUIN(r)/
 FLOXIN(r)          760     651   16.7      16.6        0.1
Hormonal
 Contraceptives     598     671  (10.5)    (11.5)       1.0
Aciphex(r)/
 Pariet(r)          559     510    9.5       6.7        2.8
Other             3,158   2,984    5.8       3.9        1.9

Total           $11,383 $10,803    5.4%      3.8%       1.6%

Pharmaceutical  segment sales in  the  fiscal  second
quarter  of  2005 were $5.6 billion, an  increase  of
3.7%  over  the same period a year ago with  2.1%  of
this  change  due  to operational increases  and  the
remaining  1.6%  increase  related  to  the  positive
impact  of  currency.  The U.S. Pharmaceutical  sales
decrease  was  1.3% and the growth  in  international
Pharmaceutical  sales was 14.0% which  included  4.8%
related to the positive impact of currency.

Major Pharmaceutical Product Revenues - Fiscal Second Quarter

                                 Total   Operations Currency
                   2005    2004  %Change   %Change   %Change
RISPERDAL(r)       $894    $727   23.0%     20.8%       2.2%
PROCRIT(r)/
 EPREX(r)           846     875   (3.4)     (5.0)       1.6
REMICADE(r)         642     539   19.1      19.1        0.0
TOPAMAX(r)          431     335   28.6      27.0        1.6
DURAGESIC(r)/


 Fentanyl
 Transdermal        382     557  (31.5)    (33.5)       2.0
LEVAQUIN(r)/
 FLOXIN(r)          320     269   19.2      19.0        0.2
Hormonal
 Contraceptives     296     366  (19.2)    (20.3)       1.1
Aciphex(r)/
 Pariet(r)          281     263    7.0       4.3        2.7
Other             1,536   1,496    2.7       0.1        2.6

Total            $5,628  $5,427    3.7%      2.1%       1.6%

Pharmaceutical  segment sales growth  in  the  second
quarter  of 2005 was led by strong performances  from
RISPERDAL(r),     REMICADE(r),     TOPAMAX(r)     and
LEVAQUIN(r).  The discussion to follow correlates  to
the  sequence of the chart above.  Growth was  fueled
by    the    continued   success   of    RISPERDAL(r)
(risperidone), and RISPERDAL CONSTA(r) (risperidone),
a  long  acting injection medication that treats  the
symptoms of schizophrenia, with operational growth of
20.8%.    PROCRIT(r)  (Epoetin  alfa)  and   EPREX(r)
(Epoetin  alfa) performance continued to be adversely
affected by competition.  Combined these two products
had  an  operational decline of 5.0%  in  the  second
quarter  of 2005.  Volume associated with share  loss
to competitive products was the primary driver of the
decline.   PROCRIT(r) pricing has stabilized  in  the
second quarter of 2005.  REMICADE(r) (infliximab),  a
biologic  approved  for  the  treatment  of   Crohn's
disease, ankylosing spondylitis, and use in the treatment of rheumatoid arthritis experienced strong operational growth of 19.1% over prior year fiscal second quarter.

Sales  of  TOPAMAX(r) (topiramate),  which  has  been
approved for adjunctive use in epilepsy, as  well  as
for   the   prophylactic  treatment   of   migraines,
experienced strong operational growth of 27.0%,  over
prior  year fiscal second quarter.  In June  of  2005
TOPAMAX(r) was also approved for use as an initial monotherapy in the treatment of epilepsy.

DURAGESIC(r)  (fentanyl  transdermal  system)   sales
declined by 33.5% operationally, which was primarily driven by the negative impact of generic competition in the U.S. beginning in January 2005. An authorized generic version of DURAGESIC(r) being marketed for the Company in the U.S. has captured a strong portion of the generic market.

LEVAQUIN(r) (levofloxacin) achieved operational sales growth of 19.0% over prior year benefiting from the late respiratory infection season.

The  hormonal contraceptive franchise experienced  an
operational  decline  of  20.3%.   Adjusted  for  the
impact  of  the  performance-based rebate  allowances
that  benefited  the second quarter  of  2004,  sales
growth   in   the   second  quarter   of   2005   was
approximately  6.0%.  The adjusted  sales  growth  of
6.0%  was the result of strong performances by  ORTHO
EVRA(r),  the first contraceptive patch  approved  by
the     FDA,     and    ORTHO    TRI-CYCLEN(r)     LO
(norgestimate/ethinyl estradiol), a low dose oral contraceptive, however this was partially offset by the impact of generic competition.

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

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in  the
first fiscal six months of 2005 were $9.7 billion, an
increase  of 17.8% over the same period  a  year  ago
with   15.4%   of  this  change  due  to  operational
increases and the remaining 2.4% increase related  to
the  positive  impact of currency.  The U.S.  Medical
Devices and Diagnostics sales increase was 12.0%  and
the  growth  in  international  Medical  Devices  and
Diagnostics  sales  was  24.1%  which  included  5.0%
related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
- First Fiscal Six Months

                                  Total Operations Currency
                     2005   2004  %Change %Change    %Change
CORDIS(r)          $1,983 $1,541    28.6%     26.2%     2.4%
DEPUY(r)            1,973  1,678    17.6      15.6      2.0
ETHICON(r)          1,587  1,397    13.6      10.3      3.3
ETHICON ENDO-
 SURGERY(r)         1,550  1,375    12.7      10.2      2.5
LIFESCAN(r)           975    820    18.8      16.6      2.2
Vision Care           833    731    13.9      11.8      2.1
ORTHO-CLINICAL
 DIAGNOSTICS(r)       721    619    16.5      14.6      1.9
Other                  31     32    (3.1)     (2.1)    (1.0)

Total		    $9,653 $8,193    17.8%     15.4%     2.4%

Medical Devices and Diagnostics segment sales in  the
fiscal  second quarter of 2005 were $4.9 billion,  an
increase  of 19.7% over the same period  a  year  ago
with  17.4% of this change due to operational  growth
and  the  remaining  2.3%  increase  related  to  the
positive  impact  of  currency.   The  U.S.   Medical
Devices and Diagnostics sales increase was 16.7%  and
the  growth  in  international  Medical  Devices  and
Diagnostics  sales  was  22.7%  which  included  4.6%
related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
- Fiscal Second Quarter

                                  Total  Operations Currency
                    2005   2004  %Change  %Change    %Change

CORDIS(r)         $1,014   $664    52.6%     50.0%     2.6%
DEPUY(r)             980    839    16.9      15.0      1.9
ETHICON(r)           798    716    11.5       8.5      3.0
ETHICON ENDO-
 SURGERY(r)          785    710    10.6       8.3      2.3
LIFESCAN(r)          474    420    12.9      10.8      2.1
Vision Care          426    377    13.0      11.1      1.9
ORTHO-CLINICAL
 DIAGNOSTICS(r)      366    317    15.7      13.9      1.8
Other                 13     14    (7.1)     (6.1)    (1.0)

Total             $4,856 $4,057    19.7%     17.4%     2.3%


Sales  growth in the Medical Devices and  Diagnostics
segment was led by strong results experienced  across
the  segment.   The  Cordis  franchise  was  a  major
driver,  with  operational  growth  of  50.0%.    The
primary growth driver of the Cordis franchise was the
CYPHER(r)  Sirolimus-eluting Stent in both  U.S.  and
international  markets,  with  excellent  growth   in
Japan.   In  addition, the Biosense Webster  business
also had a strong quarter with its navigational catheter line of products.

In April and July of 2004, Cordis Cardiology Division
of  Cordis Corporation received warning letters  from
the  FDA  regarding Good Manufacturing  Practice  and
Good    Clinical    Practice   regulations.     These
observations followed post-approval site inspections completed in 2003 and early 2004 including sites involved in the production of the CYPHER(r) Sirolimus-eluting stent. In response to the warning letters, Cordis has made improvements to their quality system.
The FDA has completed inspections of the three facilities involved in the April warning letter and Cordis has provided written responses to the recent inspection observations.

The DePuy franchise's operational growth of 15.0% was primarily attributed to DePuy's orthopaedic joint reconstruction products including the hip and knee product lines. Strong performance was also achieved in DePuy's spine unit and Mitek sports medicine products.

Ethicon  worldwide sales grew operationally  by  8.5%
from the same period in the prior year.  Contributing
to  the  strong results was the continued penetration
of   VICRYL(r)  (polyglactin  910)  Plus,  an   anti-
bacterial  coated suture, growth of  DERMABOND(r),  a
liquid  skin  adhesive and continued  adoption  of  a
variety  of niche products.  The Ethicon Endo-Surgery
franchise experienced operational growth of 8.3% over
prior  year.   This  growth  was  mainly  driven   by
endocutter  sales  that  include  products  used   in
performing bariatric procedures for the treatment of obesity, an important focus area for the franchise.
HARMONIC SCALPEL(r) sales led by excellent results achieved with the recently introduced HARMONIC(r) ACE were also a significant source of growth in the quarter.

The  LifeScan franchise operational growth  of  10.8%
was a result of continued growth of U.S. sales, as well as strong growth in international markets.
ONETOUCH(r) ULTRA, blood glucose meter, has been the key growth driver in this franchise.

Vision Care franchise operational sales growth of 11.1% was led by the continued success of ACUVUE(r)
ADVANCETM brand contact lenses with HYDRACLEARTM and 1-DAY ACUVUE(r).

The  Ortho-Clinical  Diagnostics  franchise  reported
operational  growth of 13.9% over prior  year,  which
was driven by its market penetration of the automated
blood  typing products, continued growth of  the  ECI
product,  and growth in the clinical chemistry  sales
driven   by  success  with  the  Vitros(r)   5.1   FS
instrument  platform and the Vitros(r) 350  Chemistry
System.


Cost of Products Sold and Selling, Marketing and
Administrative Expenses
Consolidated  costs of products sold  for  the  first
fiscal  six  months of 2005 decreased to  27.3%  from
28.3% of sales over the same period a year ago.   The
decrease  resulted from cost improvement  initiatives
and  improved gross margins in the Medical Devices  &
Diagnostics  segment,  primarily  driven   by   lower
manufacturing  costs related to CYPHER(r)  Sirolimus-
eluting  Stent, which more than offset an unfavorable
product  mix.   The  cost of products  sold  for  the
fiscal  second  quarter of 2005 was 27.5%  of  sales,
which  is  consistent with the same period  in  prior
year.  During the quarter, unfavorable mix was offset
by  cost  improvement initiatives and improved  gross
margins   in  the  Medical  Devices  and  Diagnostics
segment.

Consolidated  selling, marketing  and  administrative
expenses  for  the first fiscal six  months  of  2005
increased  12.1%  over the same period  a  year  ago.
Consolidated  selling, marketing  and  administrative
expenses  as a percent to sales for the first  fiscal
six  months of 2005  were  32.1% versus   31.9%   for
the  same  period a year ago.  Consolidated  selling,
marketing and administrative expenses for the  fiscal
second quarter of 2005 increased 13.0% over the  same
period   a   year  ago.   As  a  percent  to   sales,
consolidated selling, marketing and administrative expenses were 32.8% versus 32.3% for the same period a year ago. Increases in the quarterly and six month periods were primarily associated with higher levels of advertising spend.

Research & Development
Research activities represent a significant  part  of
the Company's business.  These expenditures relate to
the  development  of  new  products,  improvement  of
existing products, technical support of products  and
compliance  with  governmental  regulations  for  the
protection  of  the  consumer.   Worldwide  costs  of
research activities, for the first fiscal six months of 2005 were $2.8 billion, an increase of 24.4% over the same period a year ago. Research and development spending in the fiscal second quarter of 2005 was $1.5 billion, an increase of 25.8% over the fiscal second quarter of 2004. This increase is a reflection of the solid progress achieved in products in late stage development.

In-Process Research & Development
In  the  fiscal second quarter of 2005,  the  Company
recorded  In-process  Research & Development  (IPR&D)
charges  of $353 million before and after tax related
to  acquisitions  in the Pharmaceutical  and  Medical
Devices and Diagnostics segments.  These acquisitions
included  TransForm Pharmaceuticals, Inc.,  Peninsula
Pharmaceuticals,    Inc.    and    CLOSURE    Medical
Corporation.

Other (Income) Expense, Net
Other   (income)  expense is the  account  where  the
Company records gains and losses related to the  sale
and  write-down of certain equity securities  of  the
Johnson   & Johnson  Development Corporation,  losses
on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlements, as well as royalty income.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2005 was 19.2% versus 20.5% over the same period a year ago. Operating profit as a percent to sales in the fiscal second quarter of 2005 was 18.3% versus
19.1% over the same period a year ago. This decrease was due to increased investment spending in consumer promotions and advertising for the OTC Pharmaceutical and Nutritional franchise.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as  a
percent  to sales in the first fiscal six  months  of
2005  was  32.7% versus 38.8% over the same period  a
year ago.  Operating profit as a percent to sales  in
the  fiscal  second quarter of 2005 was 28.2%  versus
38.8%  over  the same period a year  ago.   For  both
periods  operating profit was negatively impacted  by
increased  research  and  development  spending   and
IPR&D.   IPR&D  of  $302  million  reduced  operating
profit as a percent to sales by 2.7% and 5.3% for the
first   fiscal  six  months  and  the  fiscal  second
quarter, respectively.

Medical Devices and Diagnostics Segment
Operating   profit  for  the  Medical   Devices   and
Diagnostics  segment as a percent  to  sales  in  the
first  fiscal  six  months of 2005 was  30.1%  versus
25.9%  over  the  same period a year ago.   Operating
profit  as  a  percent to sales in the fiscal  second
quarter of 2005 was 29.0% versus 26.0% over the  same
period  a year ago.  The increase in 2005 was due  to
improved  gross profit, resulting from cost reduction
programs,   lower  manufacturing  costs  related   to
CYPHER(r)   Sirolimus-eluting  Stent  and   favorable
product mix.

Interest (Income) Expense
Interest  income increased in both the  first  fiscal
six  months  and  fiscal second quarter  of  2005  as
compared  to  the  same  periods  a  year  ago.   The
increase reflected an improved cash position as  well
as  higher  rates of interest being  earned  on  cash
holdings.   The  cash  balance  including  marketable
securities at the end of the fiscal second quarter of 2005 was $13.2 billion, which was $2.4 billion higher than the same period a year ago.

Interest expense decreased in both the first fiscal six months and fiscal second quarter of 2005 as compared to the same periods a year ago, resulting from lower average debt balances.

Provision For Taxes on Income
The  worldwide  effective income tax  rates  for  the
first  fiscal six months of 2005 and 2004 were  24.9%
and 28.6%, a decrease of 3.7%. Of this decrease, 1.9% was attributed to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions. The remaining net decrease of 1.8% was attributed to a one-time tax benefit partially offset by IPR&D, as described below.

Acquisition related In-process Research & Development
(IPR&D)  charges  of  $353  million  that  are   non-
deductible for tax purposes were recorded in the fiscal second quarter of 2005.


The  fiscal second quarter of 2005 included a benefit
of  $225  million,  due  to the  reversal  of  a  tax
liability  previously  recorded  during  the   fiscal
fourth quarter of 2004, associated with a technical correction made to the American Jobs Creation Act of 2004, in May 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from operations provided  the  major
sources  of  funds  for the growth of  the  business,
including   working  capital,  capital  expenditures,
acquisitions, share repurchases, dividends  and  debt
repayments.  In the first fiscal six months of  2005,
cash  flow  from  operations  was  $4.7  billion,   a
decrease of $0.1 billion over the  same  period  a
year ago.  Investing  activities provided $0.8 billion
in the first fiscal six  months of  2005,  as  compared
to the usage of $1.9  billion during  the same period
a year ago.  The increase  in cash  generated by
investing activities was a  result of  higher  sales
activity of investment  securities, partially offset
by an increase in acquisitions.  Net cash  used by
financing activities decreased by  $0.2 billion
primarily  due  to  lower  levels  of   debt
retirement,  partially  offset  by  an  increase   in
dividends and the repurchase of common stock.

Dividends
On April 28, 2005, the Board of Directors declared  a
regular cash dividend of  $0.33 per share, payable on
June 7, 2005 to shareholders of record as of May  17,
2005.   This represented an increase of 15.8% in  the
quarterly dividend rate and was the 43rd consecutive year of cash dividend increases.

On  July 18, 2005, the Board of Directors declared  a
regular   cash  dividend   of   $0.33   per    share,
payable  on  September 13, 2005  to shareholders   of
record as of August 23, 2005. The Company expects  to
continue   the   practice  of  paying  regular   cash
dividends.

OTHER INFORMATION
New Accounting Standards
In  December  2004, the FASB issued SFAS No.  123(R),
Share  Based  Payment.   This  statement  establishes
standards  for  the  accounting for  transactions  in
which an entity exchanges its equity instruments  for
goods   and   services.   It  focuses  primarily   on
accounting  for  transactions  in  which  an   entity
obtains employee services in share-based payment transactions (such as employee stock options and restricted stock units). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options and restricted stock units) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). On April 14, 2005 the SEC approved a new rule that delays the effective date of SFAS No. 123(R) for annual, rather than interim, periods that begin after June 15, 2005.
As a result, the Company will adopt this statement in the first fiscal quarter of 2006.

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

The   Company   also  operates  in   an   environment
increasingly hostile to intellectual property rights.
Generic  drug firms have filed Abbreviated  New  Drug
Applications seeking to market generic forms of  most
of  the Company's key pharmaceutical products,  prior
to  expiration  of  the applicable  patents  covering
those  products.  In  the event the  Company  is  not
successful in defending a lawsuit resulting  from  an
Abbreviated New Drug Application filing, the  generic
firms  will  then introduce generic versions  of  the
product  at  issue,  resulting  in  very  substantial
market   share  and  revenue  losses.   For   further
information see the discussion on "Litigation Against
Filers of Abbreviated New Drug Applications" in  Note
12 to the unaudited interim consolidated financial statements.

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

Item 2 - Unregistered Sales of Equity Securities and
Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and
Affiliated Purchasers.
The following table provides information with respect
to  Common Stock purchases by the Company during  the
fiscal   second  quarter  of  2005.    Common   Stock
purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.

Fiscal Month           Total Number of     Average Price Paid
                       Shares Purchased         Per Share
April 4 - May 1, 2005	  2,386,000               $68.51
May 2 - May 29, 2005	    785,300               $67.75
May 30 - July 3, 2005     1,780,400               $65.86

Item 4 - Submission of Matters to a Vote of Security
Holders

  (a) The annual meeting of the shareholders of the Company was held on April 28, 2005.

  (b) Election of the directors is set forth in (c) below.

  (c) The shareholders elected all the Company's nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year 2005. The shareholders also approved of the 2005 Long-Term
       Incentive Plan.

1.	Election of Directors:

             Shares For            Shares Withheld

M. S. Coleman      2,562,818,361             31,562,661
J. G. Cullen       2,564,660,453             29,720,569
R. J. Darretta     2,468,716,847            125,664,175
M. M. E. Johns     2,566,448,108             27,932,914
A. D. Jordan       2,535,248,036             59,132,986
A. G. Langbo       2,537,950,461             56,430,561
S. L. Lindquist    2,565,402,713             28,978,309
L. F. Mullin       2,562,474,674             31,906,348
C. A. Poon         2,532,852,391             61,528,631
S. S Reinemund     2,566,276,547             28,104,475
D. Satcher         2,564,456,446             29,924,576
W. C. Weldon       2,533,669,335             60,711,687

Abstain               26,983,548
Broker Non-vote                -


2.	Approval for Appointment of PricewaterhouseCoopers LLP:

              For	          2,532,548,257
              Against                39,560,123
              Abstain                22,272,642
              Broker Non-vote                 -

3.    Approval for the 2005 Long-Term Incentive Plan.


              For	         1,730,947,712
              Against              343,780,724
              Abstain               29,924,967
              Broker Non-vote      489,727,619

Item 6 - Exhibits

      Exhibit 10.1  Form of Stock Option Certificate
      and Restricted Shares to Non-Employee Directors
      Certificate  under the Johnson & Johnson 2005
      Long-Term Incentive Plan - Filed with this document.*

      Exhibit  31.1  Certifications under  Rule  13a-
      14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this document.

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





                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  August 10, 2005            By /s/ R. J. DARRETTA
                                  R. J. DARRETTA
                                  Vice Chairman, Board of
                                  Directors; Chief Financial
                                  Officer and Director
                                  (Principal Financial Officer)


Date:  August 10, 2005            By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Principal Accounting Officer)



