Form 10-Q
period 2005-10-02
JOHNSON & JOHNSON
filed 2005-11-07
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended October 2, 2005

                               or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [x] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On  October 30, 2005, 2,974,929,975 shares of Common  Stock,
$1.00 par value, were outstanding.


                JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                          Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   October 2, 2005 and January 2, 2005                     3


 Consolidated Statements of Earnings for the Fiscal
   Quarters Ended October 2, 2005 and
   September 26, 2004                                      6

Consolidated Statements of Earnings for the Fiscal
   Nine Months Ended October 2, 2005 and
   September 26, 2004                                      7


 Consolidated Statements of Cash Flows for the Fiscal
   Nine Months Ended October 2, 2005 and
   September 26, 2004                                      8

 Notes to Consolidated Financial Statements               10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                     31


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                 43

Item 4. Controls and Procedures                           43


Part II - Other Information

Item 1 - Legal Proceedings                                44

Item 2 - Unregistered Sales of Equity Securities
        and Use of Proceeds                               44

Item 6 - Exhibits                                         44

Signatures                                                45



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                    October 2,   January 2,
                                      2005         2005
Current Assets:

 Cash and cash equivalents          $14,825        9,203

 Marketable securities                  354        3,681

 Accounts receivable, trade, less
  allowances for doubtful accounts
  $173(2004, $206)                    7,154        6,831

 Inventories (Note 4)                 4,015        3,744

 Deferred taxes on income             1,813        1,737

 Prepaid expenses and other
  current assets                      2,415        2,124

      Total current assets           30,576       27,320

Marketable securities, non-current       44           46

Property, plant and equipment,
 at cost                             19,086       18,664

  Less accumulated
    depreciation                      8,859        8,228

Property, plant and equipment, net   10,227       10,436

Intangible assets (Note 5)           15,675       15,105

  Less accumulated amortization       3,589        3,263

Intangible assets, net               12,086       11,842

Deferred taxes on income                658          551

Other assets                          2,983        3,122

      Total assets                  $56,574       53,317

         See Notes to Consolidated Financial Statements



               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    October 2,   January 2,
                                      2005         2005
Current Liabilities:

Loans and notes payable            $   278          280

Accounts payable                     3,684        5,227

Accrued liabilities                  3,164        3,523

Accrued rebates, returns
  and promotions                     2,120        2,297

Accrued salaries, wages and
 commissions                         1,144        1,094

Taxes on income                      1,657        1,506

     Total current liabilities      12,047       13,927

Long-term debt                       2,139        2,565

Deferred tax liability                 409          403

Employee related obligations         3,055        2,631

Other liabilities                    2,077        1,978

     Total liabilities              19,727       21,504

Shareholders' equity:
Preferred stock - without par
 value (authorized and unissued
 2,000,000 shares)                       -            -

Common stock - par value $1.00
 per share (authorized
 4,320,000,000 shares; issued
 3,119,842,000 shares)                3,120        3,120

Note receivable from employee
 stock ownership plan                     -         (11)

Accumulated other comprehensive
 income (Note 8)                       (751)        (515)

Retained earnings                    40,422       35,223



                               4


Less common stock held in treasury,
 at cost (144,828,000 & 148,819,000
 shares)                              5,944        6,004

Total shareholders' equity           36,847       31,813

Total liabilities and shareholders'
 equity                             $56,574       53,317

         See Notes to Consolidated Financial Statements




               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Third Quarter Ended
                       October 2, Percent  Sept. 26, Percent
                         2005    to Sales   2004    to Sales


Sales to customers
(Note 6)                $12,310   100.0%  11,553   100.0

Cost of products sold     3,340    27.1    3,187    27.6

Gross profit              8,970    72.9    8,366    72.4

Selling, marketing and
  administrative expenses 4,078    33.1    3,854    33.3

Research expense          1,502    12.2    1,198    10.4

Purchased in-process
  research and
  development                 -       -       18      .2

Interest income            (123)   (1.0)     (49)    (.4)

Interest expense, net of
  portion capitalized        22     0.2       30     0.2

Other (income)expense, net  (63)   (0.5)      41     0.4

Earnings before provision
  for taxes on income     3,554    28.9    3,274    28.3

Provision for taxes on
  income (Note 3)           929     7.6      933     8.0

NET EARNINGS             $2,625    21.3    2,341    20.3

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $  .88              .79
  Diluted                $  .87              .78

CASH DIVIDENDS PER SHARE $  .33             .285

AVG. SHARES OUTSTANDING
  Basic                 2,974.6          2,968.1
  Diluted               3,017.1          3,009.0


         See Notes to Consolidated Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; dollars & shares in millions
                   except per share figures)


                            Fiscal Nine Months Ended
                       October 2, Percent  Sept. 26, Percent
                         2005    to Sales   2004    to Sales



Sales to customers
(Note 6)                $37,904   100.0%  34,596   100.0

Cost of products sold    10,330    27.3    9,716    28.1

Gross profit             27,574    72.7   24,880    71.9

Selling, marketing and
 administrative expenses 12,315    32.5   11,205    32.4

Research expense          4,336    11.4    3,476    10.0

Purchased in-process
  research and
  development               353     0.9       18     0.1

Interest income            (316)   (0.8)    (123)   (0.4)

Interest expense, net of
  portion capitalized        52     0.1      127     0.4

Other (income)expense, net (184)   (0.5)     (36)   (0.1)

Earnings before provision
  for taxes on income    11,018    29.1    10,213   29.5

Provision for taxes on
  income (Note 3)         2,790     7.4     2,921    8.4

NET EARNINGS             $8,228    21.7     7,292   21.1

NET EARNINGS PER SHARE
(Note 7)
  Basic                  $ 2.77              2.46
  Diluted                $ 2.73              2.43

CASH DIVIDENDS PER SHARE $  .945              .81

AVG. SHARES OUTSTANDING
  Basic                 2,973.5          2,968.1
  Diluted               3,019.0          3,004.4


         See Notes to Consolidated Financial Statements



             JOHNSON & JOHNSON AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited; Dollars in Millions)

                                   Fiscal Nine Months Ended
                                     October 2,  Sept. 26,
                                       2005        2004
CASH FLOWS FROM OPERATIONS
Net earnings                        $ 8,228       7,292
Adjustment to reconcile net
 earnings to cash flows:
Depreciation and amortization of
 property and intangibles             1,586       1,506
Purchased in-process research and
 development                            353          18
Deferred tax provision                 (410)       (424)
Accounts receivable allowances          (24)         68
Changes in assets and liabilities, net
 of effects from acquisition of
 businesses:
  Increase in accounts receivable      (646)       (452)
  Increase in inventories              (433)        (91)
  Decrease in accounts
  payable and accrued liabilities    (1,732)       (787)
  Decrease in other current
  and non-current assets                860         545
  Increase in other current
  and non-current liabilities           912         995


NET CASH FLOWS FROM OPERATING
  ACTIVITIES                          8,694       8,670

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant
 and equipment                       (1,490)     (1,142)
Proceeds from the disposal of assets    152         235
Acquisitions, net of cash
 acquired                              (747)       (330)
Purchases of investments             (5,095)     (9,121)
Sales of investments                  8,324       7,508
Other (Primarily intangibles)          (295)        (91)

NET CASH PROVIDED/(USED) BY INVESTING
 ACTIVITIES                             849      (2,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders            (2,810)     (2,404)
Repurchase of common stock           (1,164)       (985)
Proceeds from short-term debt           537         313
Retirement of short-term debt          (602)     (1,114)
Proceeds from long-term debt              4          16
Retirement of long-term debt           (196)         (1)
Proceeds from the exercise of
 stock options                          534         434


NET CASH USED BY FINANCING
 ACTIVITIES                          (3,697)   (3,741)

Effect of exchange rate changes
 on cash and cash equivalents          (224)      (17)
Increase in cash and
 cash equivalents                     5,622      1,971
Cash and cash equivalents,
 beginning of period                  9,203      5,377

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $14,825      7,348

ACQUISITIONS
Fair value of assets acquired           883       369
Fair value of liabilities assumed      (136)      (39)
Net cash paid for acquisitions      $   747       330


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

As of October 2, 2005, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $49 million after-tax. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months. The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For the first fiscal nine months ended October 2, 2005, the net impact of the hedges' ineffectiveness to the Company's financial statements was insignificant. For the first fiscal nine months ended October 2, 2005, the Company has recorded a net loss of $4 million after tax in other (income) expense, representing the impact of discontinuance of cash flow hedges because it is probable that the originally forecasted transactions will not occur by the end of the originally specified time period.

Refer to Note 8 for disclosures of movements in Accumulated Other
Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal nine months of 2005 and 2004 were 25.3% and 28.6%, respectively, representing a decrease of 3.3%. Of this decrease, 2.1% was attributed to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions. The remaining net decrease of 1.2% was attributed to a one-time tax benefit partially offset by IPR&D, as described below.

The  fiscal  second quarter of 2005 included a  benefit  of  $225 million,  due  to  the  reversal of a  tax  liability  previously recorded during the fiscal fourth quarter of 2004, associated with a technical correction made to the American Jobs Creation Act of 2004 (AJCA), in May 2005. Under the AJCA, approximately $8 billion, of the previously disclosed $10.8 billion, has been repatriated through the fiscal third quarter of 2005.

Acquisition related In-process Research & Development (IPR&D) charges of $353 million that are non-deductible for tax purposes were recorded in the fiscal second quarter of 2005.

In the fiscal third quarter of 2004, the Company recorded IPR&D charges of $18 million before tax and $12 million after tax as a result of the acquisition of U.S. commercial rights to certain patents and know how in the field of sedation and analgesia from Scott Lab, Inc.

NOTE 4 - INVENTORIES
(Dollars in Millions)
                                October 2, 2005   January 2, 2005

Raw materials and supplies         $ 1,246               964
Goods in process                     1,021             1,113
Finished goods                       1,748             1,667
                                   $ 4,015             3,744

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

(Dollars in Millions)
                                October 2, 2005  January 2, 2005

Goodwill                           $ 6,732              6,597
Less accumulated amortization          713                734
Goodwill - net                       6,019              5,863

Trademarks (non-amortizable)         1,207              1,232
Less accumulated amortization          134                142
Trademarks (non-amortizable)- net    1,073              1,090

Patents and trademarks               4,159              3,974
Less accumulated amortization        1,326              1,125
Patents and trademarks - net         2,833              2,849

Other amortizable intangibles        3,577              3,302
Less accumulated amortization        1,416              1,262
Other intangibles - net              2,161              2,040

Total intangible assets             15,675             15,105
Less accumulated amortization        3,589              3,263
Total intangibles - net            $12,086             11,842



Goodwill as of October 2, 2005 as allocated by segment of business is as follows:

(Dollars in Millions)
                                             Med. Dev
                          Consumer   Pharm    & Diag   Total
Goodwill, net
 at January 2, 2005       $1,160       832     3,871    5,863

Acquisitions                   -        71       196      267

Translation & Other          (62)      (26)      (23)    (111)

Goodwill, net as of
 October 2, 2005          $1,098      877      4,044    6,019

The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 17 years, respectively. The amortization expense of amortizable intangible assets for the fiscal nine months ended October 2, 2005 was $379 million and the estimated amortization expense for the five succeeding years approximates $550 million, annually.


NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

                                  Fiscal Third Quarter
                                                    Percent
                                 2005     2004      Change

Consumer
 U.S.                        $  1,075    1,023        5.1%
 International                  1,156    1,001       15.5
                                2,231    2,024       10.2

Pharmaceutical
 U.S.                        $  3,527    3,694       (4.5)%
 International                  1,930    1,791        7.8
                                5,457    5,485       (0.5)

Med Devices and Diagnostics
 U.S.                        $  2,365    2,073       14.1%
 International                  2,257    1,971       14.5
                                4,622    4,044       14.3

U.S.                         $  6,967    6,790        2.6%
International                   5,343    4,763       12.2
 Worldwide                   $ 12,310   11,553        6.6%



                              Fiscal Nine Months
                                                    Percent
                                 2005     2004      Change

Consumer
 U.S.                        $  3,281    3,090        6.2%
 International                  3,508    2,981       17.7
                                6,789    6,071       11.8

Pharmaceutical
 U.S.                        $ 10,905   10,980       (0.7)%
 International                  5,935    5,308       11.8
                               16,840   16,288        3.4

Med Devices and Diagnostics
 U.S.                        $  7,104    6,306       12.7%
 International                  7,171    5,931       20.9
                               14,275   12,237       16.7

U.S.                         $ 21,290   20,376        4.5%
International                  16,614   14,220       16.8
 Worldwide                   $ 37,904   34,596        9.6%

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

                                Fiscal Third Quarter
                                                Percent
                             2005     2004      Change

Consumer                 $    426      358       19.0%
Pharmaceutical              1,796    1,922       (6.6)
Med. Dev. & Diag.(1)        1,363    1,052       29.6
  Segments total            3,585    3,332        7.6
Expenses not allocated
  to segments                 (31)     (58)

  Worldwide total        $  3,554    3,274        8.6%


                                 Fiscal Nine Months
                                                Percent
                             2005     2004      Change

Consumer                 $  1,301    1,187        9.6%
Pharmaceutical(2)           5,518    6,117       (9.8)
Med. Dev. & Diag.(3)        4,265    3,179       34.2
  Segments total           11,084   10,483        5.7
Expenses not allocated
  to segments                 (66)    (270)

  Worldwide total        $ 11,018   10,213        7.9%



(1) Includes $18 million of IPR&D charges related to an acquisition of rights to certain patents and know how completed in the fiscal third quarter of 2004.

(2) Includes $302 million of IPR&D charges related to acquisitions completed in the fiscal second quarter of 2005.

(3) Includes $51 million of IPR&D charges related to an acquisition completed in the fiscal second quarter of 2005 and $18 million for an acquisition of rights to certain patents and know how completed in the fiscal third quarter of 2004.


SALES BY GEOGRAPHIC AREA

                               Fiscal Third Quarter
                                                Percent
                             2005     2004      Change


U.S.                     $  6,967    6,790        2.6%
Europe                      2,860    2,638        8.4
Western Hemisphere,
  excluding U.S.              783      639       22.5
Asia-Pacific, Africa        1,700    1,486       14.4

  Total                  $ 12,310   11,553        6.6%



                               Fiscal Nine Months
                                                Percent
                             2005     2004      Change


U.S.                     $ 21,290   20,376        4.5%
Europe                      9,222    8,124       13.5
Western Hemisphere,
  excluding U.S.            2,259    1,858       21.6
Asia-Pacific, Africa        5,133    4,238       21.1

  Total                  $ 37,904   34,596        9.6%



NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended October 2, 2005 and September 26, 2004.

(Shares in Millions)
                                      Fiscal Third Quarter Ended
                                           October 2, Sept. 26,
                                             2005       2004

Basic net earnings per share            $      .88        .79
Average shares outstanding - basic         2,974.6    2,968.1
Potential shares exercisable under


  stock option plans                         209.7      194.9
Less: shares which could be repurchased
  under treasury stock method               (174.3)    (168.6)
Convertible debt shares                        7.1       14.6
Average shares
  outstanding - diluted                    3,017.1    3,009.0
Diluted earnings per share               $     .87        .78

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $2 million for the fiscal third quarter ended October 2, 2005 and $3 million for the fiscal third quarter ended Sept. 26, 2004.

The diluted earnings per share calculation excluded 46 million and 43 million shares related to options for the fiscal third quarters ended October 2, 2005 and Sept. 26, 2004, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share
to  diluted   net earnings per share for the  fiscal nine  months
ended October 2, 2005 and Sept. 26, 2004.

(Shares in Millions)
                                      Fiscal Nine Months Ended
                                           October 2,  Sept. 26,
                                             2005       2004

Basic net earnings per share            $     2.77       2.46
Average shares outstanding - basic         2,973.5    2,968.1
Potential shares exercisable under
  stock option plans                         209.9      193.4
Less: shares which could be repurchased
  under treasury stock method               (171.5)    (171.7)
Convertible debt shares                        7.1       14.6
Average shares
  outstanding - diluted                    3,019.0    3,004.4
Diluted earnings per share               $    2.73       2.43


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $9 million for the first fiscal nine months ended October 2, 2005 and $11 million for the first fiscal nine months ended Sept. 26, 2004.

The diluted earnings per share calculation excluded 46 million and 44 million shares related to options for the first fiscal nine months ended October 2, 2005 and Sept. 26, 2004, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal nine months ended October 2, 2005 was $8.0 billion, compared with $7.4 billion for the same period a year ago. The total comprehensive income for the fiscal third quarter ended October 2, 2005 was $2.7 billion, compared with $2.4 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on available for sale securities and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

January 2, 2005    $    (105)     86      (346)   (150)     (515)
2005 nine months changes:
  Net change associated
   with current period
   hedging transactions    -       -         -     414
  Net amount reclassed to
   net earnings            -       -         -    (313)*
  Net nine months
   changes              (314)    (23)        -     101      (236)

October 2, 2005    $    (419)     63      (346)    (49)     (751)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes in value of the underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
On December 15, 2004, the Company announced the signing of a definitive agreement to acquire Guidant Corporation (Guidant), a world leader in the treatment of cardiac and vascular disease, for $25.4 billion in fully diluted equity value. The Boards of Directors of the Company and Guidant, as well as the shareholders
of   Guidant  have  given  their  respective  approvals  for  the transaction. On November 2, 2005, the Company was notified that the Federal Trade Commission conditionally approved the proposed transaction and that such approval was conditioned upon the Company divesting certain rights and assets of its businesses in drug-eluting stents, endoscopic vessel harvesting products, and anastomotic assist devices. The Company continues to view the previously announced product recalls at Guidant and the related regulatory investigations, claims and other developments as serious matters affecting both Guidant's short-term results and long-term outlook. The Company believes that these events have had a material adverse effect on Guidant, and, as a result, the Company is not required under the terms of the merger agreement to close the Guidant acquisition. The Company has had discussions with Guidant regarding a restructuring of the terms of the transaction, although those discussions have not resulted in any agreement between the companies. The Company cannot assure that the companies will resume those discussions or, if discussions do resume, whether they will be able to reach agreement on revised
terms   that  would  allow  the  Company  to  proceed  with   the
transaction. On November 7, 2005 Guidant filed a lawsuit against the Company, which is described in Note 12 (Legal Proceedings).

On April 4, 2005 the Company completed its acquisition of TransForm Pharmaceuticals, Inc., a company specializing in the discovery of superior formulations and novel crystalline forms of drug molecules, for $230 million. During the fiscal second quarter of 2005 a one-time before and after-tax charge of $50 million reflecting the expensing of IPR&D charges was incurred.

On June 3, 2005 the Company completed its acquisition of Closure Medical Corporation, a company with expertise and intellectual property in the biosurgicals market, for a net purchase price of $364 million. During the fiscal second quarter of 2005 a one-time before and after-tax charge of approximately $51 million reflecting the expensing of IPR&D charges was incurred.

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


NOTE 10 - PRO FORMA STOCK BASED COMPENSATION
At October 2, 2005, the Company had 17 stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to
Employees" and   its   related   Interpretations.  Compensation
costs were not recorded in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

(Dollars in Millions
Except Per Share Data)             Fiscal Third Quarter Ended
                             October 2, 2005    Sept. 26, 2004
Net income,
 as reported                      $ 2,625              2,341
Less:
 Compensation
 expense(1)                            87                 88
Net Income,pro forma              $ 2,538              2,253
Earnings per share:
 Basic - as reported                 $.88               $.79
      - pro forma                     .85                .76
 Diluted - as reported               $.87               $.78
     - pro forma                      .85                .75

  (1) Determined under fair value based method for all awards, net of tax.


(Dollars in Millions
Except Per Share Data)             Fiscal Nine Months ended
                             October 2, 2005    Sept. 26, 2004
Net income,
 as reported                      $ 8,228              7,292
Less:
 Compensation
 expense(1)                           263                254
Net Income, pro forma             $ 7,965              7,038
Earnings per share:
 Basic - as reported                $2.77              $2.46
      - pro forma                    2.68               2.37
 Diluted - as reported              $2.73              $2.43
     - pro forma                     2.65               2.36

  (1) Determined under fair value based method for all awards, net of tax.


NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2005 and 2004 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                               Fiscal Third Quarter ended
                      October 2, Sept. 26,  October 2, Sept. 26,
                           2005       2004       2005       2004

Service cost              $ 107        107         14         13
Interest cost               120        114         22         26
Expected return on
 plan assets               (144)      (129)        (1)        (1)
Amortization of prior
 service cost                 3          4         (3)        (1)
Amortization of net
 transition asset            (1)        (1)         -          -
Recognized actuarial
 losses                      54         52          6         10

Net periodic benefit cost $ 139        147         38         47


Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the first fiscal nine months of 2005 and 2004 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                                  Fiscal Nine Months ended
                      October 2, Sept. 26,  October 2, Sept. 26,
                           2005       2004       2005       2004

Service cost              $ 323        319         42         37
Interest cost               366        339         66         77
Expected return on
 plan assets               (435)      (387)        (3)        (2)
Amortization of prior
 service cost                 9         11         (6)        (2)
Amortization of net
 transition asset            (2)        (2)         -          -
Recognized actuarial
 losses                     165        155          19        32

Net periodic benefit cost $ 426        435         118       142


Company Contributions
As of October 2, 2005, the Company contributed $16 million and $26 million to its U.S. and international retirement plans, respectively, in 2005. The Company does not anticipate a minimum statutory funding requirement for its U.S. retirement plans in 2005. However the Company may or may not choose to further fund


the  plans  in  2005.   International plans  will  be  funded  in
accordance with local regulations.

NOTE 12 - LEGAL PROCEEDINGS

Product Liability
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use that accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any liability results from such cases, it will be substantially covered by existing amounts accrued in the Company's balance sheet under its self-insurance program and by third-party product liability insurance.

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

On March 24, 2005, it was confirmed that the PSC of the MDL had enrolled enough plaintiffs and claimants in the settlement program to make the agreement effective. Of the 282 death plaintiffs subject to the program, 255 (90%) are confirmed enrolled. Of the 3,538 other plaintiffs subject to the program, 3,156 (89%) are confirmed enrolled. In addition, 19,775 "tolled" claimants are confirmed as enrolled. Those participating in the settlement will submit medical records to an independent panel of physicians who will determine whether the claimed injuries were caused by PROPULSID and otherwise meet the standards for compensation. If those standards are met, a court-appointed special master will


determine   compensatory  damages.   Janssen  has  paid  into  a
compensation escrow account $72.3 million and could pay up to an additional $17.7 million depending on the number of plaintiffs that enroll in the program. Enrollment will remain open until December 15, 2005. Janssen has established an administrative fund of $15 million, and paid legal fees to the PSC of $22.5 million, which amount was approved by the court.

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


The jury also found both those patents valid. Cordis has asked the judge to overturn the jury verdicts or grant a new trial. If the judge does not overturn the jury verdicts, there will be a damage and willfulness trial in 2006 and Boston Scientific will seek an injunction against CYPHER. If upheld by the trial court, Cordis will appeal the jury verdicts to the Court of Appeals for the Federal Circuit. In March of 2006, Boston Scientific's case asserting infringement by the CYPHER stent of another Boston Scientific patent is scheduled for trial in Delaware Federal District Court. In that case as well, Boston Scientific seeks an injunction and substantial damages.

On January 26, 2005, the Federal District Court for the Southern District of Florida granted Cordis summary judgment dismissing a breach of contract and patent infringement suit filed against Cordis by Arlaine and Gina Rockey seeking royalties on the sales of all Cordis balloon expandable stents. Plaintiffs have filed an appeal with the Court of Appeals for the Federal Circuit.

On June 8, 2005, in an action brought by Boston Scientific against Cordis in the Netherlands under the Kastenhofer patent, Cordis was enjoined from manufacturing and selling in the Netherlands two-layer catheters, including those used with the CYPHER stent. The injunction was stayed by another Dutch court, but that stay was lifted on October 12, 2005. Cordis does not anticipate a disruption in the supply of CYPHER product outside the Netherlands from the injunction.

In the Belgian action filed by Boston Scientific under the Kastenhofer patent, Boston Scientific is seeking a Pan-European injunction against the sale of infringing catheters, i.e., an injunction that would be effective not just in Belgium but in all of the countries served by the European Patent Office. Trial has not been scheduled but could occur during 2006.

In the action against Centocor pursued by Chiron and Rockefeller University asserting infringement by REMICADE of the Cerami patent, the district court in East Texas recently issued an unfavorable claim interpretation ruling. Trial is set for February 2006 and Centocor is vigorously defending the action.

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries.

 Product    J&J  Patents  Plaintiff/Patent  Court   Trial  Date
          Company            Holder                 Date  Filed

  Drug    Cordis  Ding Boston Scientific  Germany    TBD  02/04
 Eluting                     Corp.
 Stents

  Drug    Cordis Grainger Boston Scientific D.Del.  03/06 12/03
 Eluting                        Corp.
 Stents

 Stents   Cordis Boneau  Medtronic Inc. Arbitration 11/05  4/02


Two-layer Cordis Kasten- Boston Scientific N.D.Cal.  TBD   2/02
Catheters        hofer          Corp.      Belgium   TBD  12/03
                 Forman

REMICADE  Centocor Cerami   Rockefeller    E.D.Tex. 2/06  04/04
                           University and
                         Chiron Corporation

 Stents   Cordis Israel     Medinol       Multiple   TBD  05/03
                                            E.U.
                                       jurisdictions

 Contact  Vision Nicolson CIBA Vision    M.D. Fla.   TBD  09/03
 Lenses    Care



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

As previously communicated and noted from the chart below, 30-month stays are scheduled to expire during 2006 with respect to ANDA challenges regarding TRI-CYCLEN LO, RISPERDAL and TOPAMAX. Trials are not expected to occur before the expiration of the stays with respect to TRI-CYCLEN LO or RISPERDAL, but could occur in the case of TOPAMAX. Unless 30-month stays are extended or preliminary injunctions granted, outcomes which are uncertain, final FDA approval to market will occur shortly after expiration of the 30-month stays. Because a firm that launches an ANDA product before trial would be liable potentially for lost profits if found at trial to infringe a valid patent, typically ANDA products are not launched under such circumstances. Nonetheless, such "at risk" launches have occurred in cases involving drugs of Johnson & Johnson subsidiaries, and the risk of such a launch cannot be ruled out.

  Brand Name    Patent/NDA  Generic     Court    Trial   Date    30-
    Product       Holder   Challenger             Date   Filed  Month
                                                                 Stay
                                                               Expires

 ACIPHEX 20 mg    Eisai       Teva     S.D.N.Y.   TBD    11/03  02/07
     delay
release tablet     (for   Dr. Reddy's  S.D.N.Y.   TBD    11/03  02/07
                 Janssen)
                             Mylan     S.D.N.Y.   TBD    01/04  02/07
   CONCERTA     McNeil-PPC   Impax     D. Del.    TBD    09/05   None
18, 27, 36 and
     54 mg         ALZA      Andrx
  controlled
release tablet
DITROPAN XL 5,    Ortho-     Mylan      D.W.V.   02/05   05/03  09/05



   10, 15 mg      McNeil
  controlled       ALZA      Impax     N.D.Cal.  12/05   09/03  01/06
release tablet

   LEVAQUIN      Daiichi,    Mylan      D.W.V.   05/04   02/02  07/04
    Tablets
 250, 500, 750    JJPRD
  mg tablets
                  Ortho-      Teva      D.N.J.    TBD    06/02  11/04
                  McNeil

   LEVAQUIN      Daiichi, Sicor (Teva)  D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD
  Single use      Ortho-
  vials and 5     McNeil
 mg/ml premix

   LEVAQUIN      Daiichi,   American    D.N.J.    TBD    12/03  05/06
  Injectable      JJPRD   Pharmaceutic
                               al
  Single use      Ortho-    Partners
     vials        McNeil

    QUIXIN       Daiichi,   Hi-Tech     D.N.J.    TBD    12/03  05/06
  Ophthalmic               Pharmacal
   Solution
(Levofloxacin)    Ortho-
  Ophthalmic      McNeil
   solution

   ORTHO TRI      Ortho-      Barr      D.N.J.    TBD    10/03  02/06
   CYCLEN LO      McNeil
 0.18 mg/0.025
      mg,
0.215 mg/0.025
      mg
   and 0.25
  mg/0.025 mg

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

   RISPERDAL     Janssen     Mylan      D.N.J.    TBD    12/03  05/06
    Tablets
..25, 0.5, 1, 2,           Dr. Reddy's   D.N.J.    TBD    12/03  06/06
    3, 4 mg
    tablets

RISPERDAL M-Tab  Janssen  Dr. Reddy's   D.N.J.    TBD    02/05  07/07
0.5, 1, 2, 3, 4               Barr      D.N.J.    TBD    10/05  02/08
      mg




    TOPAMAX       Ortho-     Mylan      D.N.J.    TBD    04/04  09/06
                  McNeil
 25, 50, 100,                Cobalt     D.N.J.    TBD    10/05  03/08
 200 mg tablet

 ULTRACET 37.5    Ortho-   Kali (Par)   D.N.J.    TBD    11/02  04/05
     tram/        McNeil



325 apap tablet                Teva      D.N.J.    TBD    02/04  07/06
                             Caraco   E.D. Mich. 03/06   09/04  02/07


In the action against Mylan involving Ortho-McNeil's DITROPAN XL (oxybutynin chloride), the court on September 27, 2005, found the Ditropan XL Patent invalid and not infringed by Mylan's ANDA product. Ortho-McNeil and ALZA will appeal. Mylan has not yet received final FDA approval to launch its ANDA product, but such approval could come at any point. In the action against Impax, Impax has moved for judgment of invalidity based on the decision in the Mylan suit.

In the action against Mylan Pharmaceuticals USA (Mylan) involving Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) for LEVAQUIN (levofloxacin), the trial judge on December 23, 2004 found the patent at issue valid, enforceable and infringed by Mylan's ANDA product and issued an injunction precluding sale of the product until patent expiration in late 2010. Mylan has appealed to the Court of Appeals for the Federal Circuit.

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

In the action against Caraco involving Ortho-McNeil's ULTRACET (tramadol hydrocholoride/acetaminophen), Caraco has moved for summary judgment of non-infringement. The motion was argued on October 7 and granted on October 20, 2005. Ortho-McNeil will appeal.

With respect to all of the above matters, the Johnson & Johnson subsidiary involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.



Average Wholesale Price (AWP) Litigation

Johnson & Johnson and its pharmaceutical subsidiaries, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in federal district court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. In the MDL proceeding in Boston, plaintiffs have moved for class certification of all or some portion of their claims. On August 16, 2005, the trial judge certified Massachusetts only classes of private insurers providing "Medi-gap" insurance coverage and private payers for physician-administered drugs where payments were based on AWP. The judge also allowed plaintiffs to file a new complaint seeking to name proper parties to represent a national class of individuals who made co-payments for physician-administered drugs covered by Medicare. Appeals of the judge's ruling will now be pursued.

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

On July 20, 2005, Scios, Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the United States Attorney's Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation will be handled by the United States Attorney's Office for the Northern District of California in San Francisco, rather than the United States Attorney's Office in Boston, Massachusetts.

On September 26, 2005, Johnson & Johnson received a subpoena from the United States Attorney's Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries
involved   are in the process of responding to the subpoena.

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

The Company, along with its wholly owned Ethicon and Ethicon Endo subsidiaries, are defendants in three federal antitrust actions challenging suture and endo-mechanical contracts with Group Purchasing Organizations and hospitals in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. In each case, plaintiffs seek substantial monetary damages and injunctive relief. In Applied Medical v. Ethicon Inc. et al (C.D.CA, filed September 5, 2003), fact discovery is complete and the defendants have moved for summary judgment on all claims. In Conmed v. Johnson & Johnson et al (S.D.N.Y., filed November 6, 2003), fact discovery is also complete and summary judgment motions have been filed by defendants on all claims. In Genico v. Ethicon, Inc. et al (E.D. TX, filed October 15, 2004) written discovery is underway.

After a remand from the Federal Circuit Court of Appeals in January 2003, a partial retrial was commenced in October and concluded in November 2003 in Federal District Court in Boston, Massachusetts in the action Amgen v. Transkaryotic Therapies, Inc. (TKT) and Aventis Pharmaceutical, Inc. (Aventis). The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated EPO product, and Aventis, which held marketing rights to the TKT product, asserting that TKT's product infringes various Amgen, Inc. (Amgen) patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the district court issued rulings that upheld its initial findings in 2001 that Amgen's patent claims were valid and infringed. An appeal is pending. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech Inc. in the U.S. for non-dialysis indications. Ortho Biotech Inc. is not a party to the action.

On November 7, 2005, Guidant Corporation filed a civil suit in the United States District Court for the Southern District of New York alleging that the Company is required to complete the acquisition of Guidant under the merger agreement the companies entered into in December 2004. The complaint seeks an order compelling the Company to effect the purchase of Guidant at $76 a share. The Company believes it is not required under the terms of the merger
agreement  to  close  the  Guidant  transaction.   It  views  the
previously announced product recalls at Guidant and the related regulatory investigations, claims and other developments as serious matters affecting both the short-term results and long-term outlook for Guidant. The Company believes those events have had a material adverse effect on Guidant and, as a result, that it is not required to close the acquisition. The Company will vigorously defend itself against the allegations in Guidant's complaint.

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

NOTE 13 - SUBSEQUENT EVENTS

On October 24, 2005 the Company entered into a definitive agreement to purchase the Rembrandt Brand of oral care products from The Gillette Company. The transaction is anticipated to close in the fourth quarter of 2005, subject to regulatory approvals and the customary closing conditions.

On October 26, 2005 the Company announced the conclusion of an agreement to jointly develop and market BAY 59-7939 (Factor Xa inhibitor) for the prevention and treatment of thrombosis with Bayer HealthCare. BAY 59-7939 is currently undergoing Phase II clinical trials.

On October 27, 2005 the Company received a not approvable letter from the FDA on the New Drug Application for dapoxetine hydrochloride, an investigational compound for the treatment of premature ejaculation(PE). The Company continues to believe that dapoxetine provides important benefits for men who suffer from PE and plans to address questions raised in the FDA letter and continue the global development program.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For the first fiscal nine months of 2005, worldwide sales were $37.9 billion, an increase of 9.6% over 2004 first fiscal nine month sales of $34.6 billion. The impact of foreign currencies accounted for 1.7% of the total reported fiscal nine month increase.

Sales by U.S. companies were $21.3 billion in the first fiscal nine months of 2005, which represented an increase of 4.5% over the same period last year. Sales by international companies were $16.6 billion, which represented an increase of 16.8%, of which 4.0% was due to currency fluctuations.

All international regions throughout the world posted double digit sales increases during the first fiscal nine months of 2005 as sales increased 13.5% in Europe, 21.6% in the Western Hemisphere (excluding the U.S.) and 21.1% in the Asia-Pacific, Africa region. These sales gains included the positive impact of currency fluctuations between the U.S. dollar and foreign currencies in Europe of 3.4%, in the Western Hemisphere (excluding the U.S.) of 9.4% and in the Asia-Pacific, Africa region of 2.8%.

For the fiscal third quarter of 2005, worldwide sales were $12.3 billion, an increase of 6.6% over 2004 fiscal third quarter sales of $11.6 billion. The impact of foreign currencies accounted for 0.8% of the total reported fiscal third quarter 2005 increase.

Sales by U.S. companies were $7.0 billion in the fiscal third quarter of 2005, which represented an increase of 2.6%. Sales by international companies were $5.3 billion, which represented an increase of 12.2%, of which 1.9% was due to positive currency fluctuations.

All international regions throughout the world posted sales increases during the fiscal third quarter of 2005 as sales increased 8.4% in Europe, 22.5% in the Western Hemisphere (excluding the U.S.) and 14.4% in the Asia-Pacific, Africa
region.   These  sales  gains included  the  impact  of  currency




fluctuations between the U.S. dollar and foreign currencies in Europe of 0.5%, in the Western Hemisphere (excluding the U.S.) of
12.0% and in the Asia-Pacific, Africa region of 1.7%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal nine months of 2005 were $6.8 billion, an increase of 11.8% over the same period a year ago with 9.5% of operational growth and a positive currency impact of 2.3%. U.S. Consumer segment sales increased by 6.2% while international sales gains of 17.7% included a positive currency impact of 4.6%.



Major Consumer Franchise Sales - First Fiscal Nine Months

                                     Total   Operations  Currency
                     2005    2004   %Change   %Change    %Change

OTC Pharm & Nutr. $ 1,947   $ 1,662     17.1%     15.8%      1.3%
Skin Care           1,804     1,580     14.2      11.8       2.4
Women's Health      1,180     1,087      8.5       5.5       3.0
Baby & Kids Care    1,168     1,064      9.7       6.8       2.9
Other                 690       678      1.8      (3.5)      5.3

Total             $ 6,789    $6,071     11.8%      9.5%      2.3%

Consumer segment sales in the fiscal third quarter of 2005 were $2.2 billion, an increase of 10.2% over the same period a year ago with 8.5% of operational growth and a positive currency impact of 1.7%. U.S. Consumer segment sales increased by 5.1% while international sales gains of 15.5% included a positive currency impact of 3.4%.



Major Consumer Franchise Sales - Fiscal Third Quarter

                                     Total   Operations  Currency
                     2005    2004   %Change   %Change    %Change

OTC Pharm & Nutr.   $ 634   $ 566     12.0%     11.1%      0.9%
Skin Care             582     509     14.3      13.0       1.3
Women's Health        398     371      7.3       4.7       2.6
Baby & Kids Care      396     361      9.5       7.1       2.4
Other                 221     217      1.8      (0.2)      2.0

Total             $ 2,231 $ 2,024     10.2%      8.5%      1.7%

Consumer segment sales growth in the fiscal third quarter was attributable to strong sales performance in the major franchises in this segment including OTC Pharmaceutical & Nutritional products, Skin Care, Women's Health and Baby & Kids Care. OTC Pharmaceutical & Nutritional operational sales growth of 11.1% was primarily driven by continued growth in SPLENDA(r) No Calorie Sweetener and adult and pediatric analgesics. This sales growth was partially offset by the negative impact of restrictions implemented on products containing pseudoephedrine, which will continue to negatively impact the business during peak sales cycles for the cold and flu season in the fiscal fourth quarter of 2005 and the fiscal first quarter of 2006. In an effort to mitigate this impact, the Company is in the process of reformulating products containing pseudoephedrine. The Skin Care franchise
operational   sales   growth   of   13.0%   was   attributed   to
NEUTROGENA(r), AVEENO(r), CLEAN & CLEAR(r) and JOHNSON'S(r) adult brands. The Women's Health franchise achieved operational growth of  4.7%  resulting from strong contributions from the K-Y(r) and
STAYFREE(r) product  lines.   The  Baby  &  Kids  Care  franchise
operational sales growth of 7.1% resulted from continued success with JOHNSON'S(r) SOFTWASH(r) AND SOFTLOTION(r) product lines and babycenter.com.


Pharmaceutical
Pharmaceutical segment sales in the first fiscal nine months of 2005 were $16.8 billion, an increase of 3.4% over the same period a year ago with 2.1% of this change due to operational increases and the remaining 1.3% increase related to the positive impact of currency. The U.S. Pharmaceutical sales decrease was 0.7% and the growth in international Pharmaceutical sales was 11.8% which included 3.9% related to the positive impact of currency.

Major Pharmaceutical Product Revenues - First Fiscal Nine Months

                                      Total  Operations  Currency
                         2005   2004 %Change  %Change    %Change

RISPERDAL(r)           $2,654  $2,203   20.5%     18.8%       1.7%
PROCRIT(r)/EPREX(r)     2,526   2,739   (7.8)     (9.0)       1.2
REMICADE(r)             1,842   1,548   19.0      19.0          -
TOPAMAX(r)              1,267   1,029   23.1      21.7        1.4
DURAGESIC(r)/
Fentanyl Transdermal    1,226   1,548  (20.8)    (22.5)       1.7
LEVAQUIN(r)/FLOXIN(r)   1,092     921   18.5      18.3        0.2


Hormonal Contraceptives   879     975   (9.8)    (10.8)       1.0
ACIPHEX(r)/PARIET(tm)     859     786    9.2       7.0        2.2
Other                   4,495   4,539   (1.0)     (2.7)       1.7

Total                 $16,840 $16,288    3.4%      2.1%       1.3%

Pharmaceutical segment sales in the fiscal third quarter of 2005 were $5.5 billion, a decrease of 0.5% over the same period a year ago with 1.1% of this change due to operational decreases, partially offset by a 0.6% increase related to the positive impact of currency. The U.S. Pharmaceutical sales decrease was 4.5% and the growth in international Pharmaceutical sales was 7.8% which included 1.8% related to the positive impact of currency.


Major Pharmaceutical Product Revenues - Fiscal Third Quarter

                                      Total  Operations  Currency
                         2005   2004 %Change  %Change    %Change

RISPERDAL(r)             $916    $746   22.9%     22.4%       0.5%
PROCRIT(r)/EPREX(r)       844     887   (4.8)     (5.3)       0.5
REMICADE(r)               624     545   14.5      14.5          -
TOPAMAX(r)                429     365   17.6      16.7        0.9
DURAGESIC(r)/
Fentanyl Transdermal      394     536  (26.5)    (26.8)       0.3
LEVAQUIN(r)/FLOXIN(r)     332     270   22.8      22.5        0.3
Hormonal Contraceptives   281     304   (7.7)     (8.5)       0.8
ACIPHEX(r)/PARIET(tm)     300     276    8.6       7.6        1.0
Other                   1,337   1,556   (14.1)   (15.1)       1.0

Total                  $5,457  $5,485   (0.5)%    (1.1)%      0.6%

The Pharmaceutical segment experienced an overall operational decline of 1.1% for the fiscal third quarter of 2005 versus 2004, primarily due to the significant impact of generic competition on various products, including DURAGESIC(r), ULTRACET(r), SPORANOX(r)
and hormonal contraceptives.  However, sales growth  within   the
segment, during the fiscal third quarter of 2005, was led by strong performances from RISPERDAL(r), REMICADE(r), TOPAMAX(r) and LEVAQUIN(r). (The discussion to follow correlates to the sequence of the chart above.) Growth was achieved with the continued
success   of RISPERDAL(r) (risperidone), and  RISPERDAL CONSTA(r)
(risperidone), a long acting injection medication that treats the symptoms of schizophrenia, with operational growth of 22.4%. RISPERDAL(r) benefited from a Medicaid rebate adjustment due to a government approved retroactive change in the methodology used to calculate average manufacturing price for Medicaid charges. PROCRIT(r) (Epoetin alfa) and EPREX(r) (Epoetin alfa) performance
continued  to  be  adversely affected by  competition.   Combined
these two products had an operational decline of 5.3% in the third quarter of 2005. Volume associated with share loss to competitive products was the primary driver of the decline. PROCRIT(r) pricing has stabilized in the third quarter of 2005. REMICADE(r) (infliximab), a biologic approved for the treatment of Crohn's disease, ankylosing spondylitis, and use in the treatment of rheumatoid arthritis experienced strong operational growth of



14.5% over prior year fiscal third quarter. REMICADE(r) received FDA approval for the treatment of ulcerative colitis and the European Commission granted approval for use in the treatment of severe plaque psoriasis during the fiscal third quarter of 2005.

Sales of TOPAMAX(r) (topiramate), which has been approved for adjunctive use in epilepsy, as well as for the prophylactic treatment of migraines, achieved strong operational growth of 16.7%, over prior year fiscal third quarter. In June of 2005 TOPAMAX(r) was also approved for use as an initial monotherapy in the treatment of epilepsy.

DURAGESIC(r) (fentanyl transdermal system) sales declined by 26.8% operationally, which was primarily driven by the negative impact of generic competition in the U.S. beginning in January 2005. An authorized generic version of DURAGESIC(r), being marketed for the Company in the U.S., has captured a strong portion of the generic market.

LEVAQUIN(r) (levofloxacin) achieved operational sales growth of 22.5% over prior year, benefiting from strong market growth, as well as, an additional FDA approval for short course treatment of acute bacterial sinusitis.

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

NATRECOR(r)(nesiritide), a product for the treatment of patients with acutely decompensated congestive heart failure who have dyspnea at rest or with minimal activity, has experienced a significant decline in demand due to recent negative public press regarding a meta analysis of selected historical clinical trials. The Company believes that there is no recent data supporting
these   medical  and  consumer  publications  and  the  currently
approved label for NATRECOR(r) reflects all available data to date. In response, the Company has assembled an expert panel to review the available data and clinical development plans for the product and is also engaged in ongoing dialogue with the FDA. Both the panel and the FDA support the continued appropriate use of NATRECOR(r).

NATRECOR(r), a Scios Inc. product, was purchased by the Company in 2003 and resulted in the recording of an intangible asset. The remaining unamortized intangible value associated with NATRECOR(r) was $1.1 billion at the end of the fiscal third quarter of 2005, and based on the current estimate of projected future cash flows, no adjustment to this intangible is required.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal nine months of 2005 were $14.3 billion, an increase of 16.7% over the same period a year ago with 14.9% of this change due to operational increases and the remaining 1.8% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 12.7% and the growth in international Medical Devices and Diagnostics sales was 20.9% which included 3.8% related to the positive impact of currency.

Major  Medical  Devices and Diagnostics Franchise Sales  -  First
Fiscal Nine Months

                                      Total  Operations  Currency
                         2005   2004 %Change  %Change    %Change

CORDIS(r)                $2,977  $2,298   29.6%     27.8%     1.8%
DEPUY(r)                  2,870   2,468   16.3      14.9      1.4
ETHICON(r)                2,332   2,085   11.9       9.4      2.5
ETHICON ENDO-SURGERY(r)   2,273   2,047   11.0       8.8      2.2
LIFESCAN(r)               1,436   1,240   15.9      14.1      1.8
Vision Care               1,276   1,123   13.6      12.0      1.6
ORTHO-CLINICAL
 DIAGNOSTICS(r)           1,064     928   14.6      13.2      1.4
Other                        47      48   (2.1)    (14.6)    12.5

Total                   $14,275 $12,237   16.7%     14.9%     1.8%

Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2005 were $4.6 billion, an increase of 14.3% over the same period a year ago with 13.7% of this change due to operational growth and the remaining 0.6% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 14.1% and the growth in international Medical Devices and Diagnostics sales was 14.5% which included 1.2% related to the positive impact of currency.

Major  Medical Devices and Diagnostics Franchise Sales  -  Fiscal
Third Quarter
                                      Total  Operations  Currency
                         2005   2004 %Change  %Change    %Change

CORDIS(r)                $994   $756    31.5%     31.0%     0.5%
DEPUY(r)                  897    790    13.5      13.2      0.3
ETHICON(r)                745    687     8.3       7.4      0.9
ETHICON ENDO-SURGERY(r)   723    672     7.6       6.9      0.7
LIFESCAN(r)               462    420    10.0       9.4      0.6
Vision Care               443    392    12.9      12.3      0.6
ORTHO-CLINICAL
 DIAGNOSTICS(r)           342    309    10.8      10.4      0.4
Other                      16     18   (11.1)    (17.2)     6.1

Total                  $4,622 $4,044    14.3%     13.7%     0.6%

Sales growth in the Medical Devices and Diagnostics segment was led by strong results experienced across the segment. The Cordis franchise was a major driver, with operational growth of 31.0%. The primary growth driver of the Cordis franchise was the CYPHER(r) Sirolimus-eluting Stent in both U.S. and international markets, with excellent growth in Japan, as CYPHER(r) was approved for reimbursement late in the third fiscal quarter of 2004 in Japan. In addition, the Biosense Webster business also had a strong quarter with its navigational catheter line of products and received approval for the NAVI-START(tm) steerable tip diagnostic catheter and the CARTO(tm) EP navigation system, enabling the release of their first robotically steered electrophysiology catheter in the U.S.

In April and July of 2004, Cordis Cardiology Division of Cordis Corporation received warning letters from the FDA regarding Good Manufacturing Practice and Good Clinical Practice regulations. These observations followed post-approval site inspections completed in 2003 and early 2004 including sites involved in the production of the CYPHER(r) Sirolimus-eluting stent. In response to the warning letters, Cordis has made improvements to their quality system. The FDA has completed inspections of the three facilities involved in the April warning letter and Cordis has provided written responses to the recent inspection observations. Cordis is working and meeting with the FDA to discuss next steps.

The DePuy franchise's operational growth of 13.2% was primarily attributed to DePuy's orthopaedic joint reconstruction products including the hip and knee product lines. Strong performance was also achieved in DePuy's spine unit and Mitek sports medicine products.

Ethicon worldwide sales grew operationally by 7.4% from the same period in the prior year. Contributing to the strong results was the continued penetration with several suture and mesh products, including VICRYL(r) (polyglactin 910) Plus, an anti-bacterial coated suture, PROCEED(r), tissue separating mesh, and MULTIPASS(r)
Needle  Coating.   The  Ethicon Endo-Surgery  franchise  achieved
operational growth  of 6.9% over prior year.   This  growth  was
mainly driven by endocutter sales that include products used in performing bariatric procedures for the treatment of obesity, an important focus area for the franchise. Also contributing to the franchise's growth was sales from HARMONIC SCALPEL(r), CONTOUR(r) and the advanced sterilization product line.

The LifeScan franchise operational growth of 9.4% was a result of continued growth of U.S. sales, as well as strong growth in international markets. ONETOUCH(r) ULTRA blood glucose meter, has been the key growth driver in this franchise.

Vision Care franchise operational sales growth of 12.3% was led by the continued success of ACUVUE(r) ADVANCE(tm) brand contact lenses with HYDRACLEAR(tm) and 1-DAY ACUVUE(r). An additional contributor was ACUVUE(r) OASYS(tm) with HYDRACLEAR(tm), for tired and dry eyes, which was launched in the fiscal third quarter of 2005.

The Ortho-Clinical Diagnostics franchise reported operational growth of 10.4% over the same period in the prior year, which was driven by its continued global market penetration of the automated blood bank products and growth of the ECI equipment base.

Cost of Products Sold and Selling, Marketing and Administrative
Expenses
Consolidated costs of products sold for the first fiscal nine months of 2005 decreased to 27.3% from 28.1% of sales over the same period a year ago. The decrease resulted from cost improvement initiatives and improved gross margins in the Medical

Devices  &  Diagnostics  segment,  primarily  driven  by   lower
manufacturing costs related to CYPHER(r) Sirolimus-eluting Stent, which more than offset an unfavorable product mix. The cost of products sold for the fiscal third quarter of 2005 decreased to 27.1% from 27.6% of sales over the same period a year ago.
During the quarter, cost improvement initiatives and improved gross margins in the Medical Devices and Diagnostics segment were partially offset by negative mix.

Consolidated selling, marketing and administrative expenses for the first fiscal nine months of 2005 increased 9.9% over the same period a year ago. Consolidated selling, marketing and administrative expenses as a percent to sales for the first fiscal nine months of 2005 were 32.5% and remained relatively flat versus 32.4% for the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2005 increased 5.8% over the same period a year ago. As a percent to sales, consolidated selling, marketing and administrative expenses were 33.1% versus 33.3% for the same period a year ago.

Research & Development
Research activities represent a significant part of the Company's business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the first fiscal nine months of 2005 were $4.3 billion, an increase of 24.7% over the same period a year ago. Research and development spending in the fiscal third quarter of 2005 was $1.5 billion, an increase of 25.4% over the fiscal third quarter of 2004. This increase is a reflection of the number of products in late stage development.

In-Process Research & Development
In the fiscal second quarter of 2005, the Company recorded In-process Research & Development (IPR&D) charges of $353 million before and after tax related to acquisitions in the Pharmaceutical and Medical Devices and Diagnostics segments. These acquisitions included TransForm Pharmaceuticals, Inc., Peninsula Pharmaceuticals, Inc. and CLOSURE Medical Corporation.

In the fiscal third quarter of 2004, the Company recorded IPR&D charges of $18 million before tax and $12 million after tax as a result of the acquisition of U.S. commercial rights to certain patents and know how in the field of sedation and analgesia from Scott Lab, Inc.

Other (Income) Expense, Net
Other (income) expense is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlements, as well as royalty income. In the fiscal third quarter of 2005 the Company recorded a gain of $63 million as contrasted with a loss in the same period in 2004 of $41 million. This favorable variance was the result of gains recorded on the sale of the Spectacle Lens business and other properties in 2005. During the fiscal third quarter of 2004, the Company recorded a write down of an insurance receivable and various asset write offs.


OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal nine months of 2005 was 19.2% versus 19.6% over the same period a year ago due to increased investment spending in consumer promotions and advertising for the OTC Pharmaceutical and Nutritional franchise. Operating profit as a percent to sales in the fiscal third quarter of 2005 was 19.1% versus 17.7% over the same period a year ago, due to a reduction in selling, marketing and administrative expenses, and the timing of advertising activity and promotional allowances.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal nine months of 2005 was 32.8% versus 37.6% over the same period a year ago. Operating profit as a percent to sales in the fiscal third quarter of 2005 was 32.9% versus 35.0% over the same period a year ago. For both periods operating profit was negatively impacted by increased research and development spending and generic competition. The first fiscal nine months of 2005 was also impacted by IPR&D. IPR&D of $302 million reduced operating profit as a percent to sales by 1.8% for the first fiscal nine months.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal nine months of 2005 was 29.9% versus 26.0% over the same period a year ago. Operating profit as a percent to sales in the fiscal third quarter of 2005 was 29.5% versus 26.0% over the same period a year ago. The increase in 2005 was due to improved gross profit, resulting from cost reduction programs, lower manufacturing costs related to CYPHERr Sirolimus-eluting Stent and favorable product mix.

Interest (Income) Expense
Interest income increased in both the first fiscal nine months and fiscal third quarter of 2005 as compared to the same periods a year ago. The increase is primarily due to higher rates of interest earned on cash holdings and an improved cash position. The cash balance including marketable securities at the end of the fiscal third quarter of 2005 was $15.2 billion, which was $2.1 billion higher than the end of the fiscal third quarter of 2004.

Interest expense decreased in both the first fiscal nine months and fiscal third quarter of 2005 as compared to the same periods a year ago, resulting from lower average debt balances.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal nine months of 2005 and 2004 were 25.3% and 28.6%, respectively, representing a decrease of 3.3%. Of this decrease, 2.1% was attributed to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions. The remaining net decrease of 1.2% was attributed to a one-time tax benefit partially offset by IPR&D, as described below.

The fiscal second quarter of 2005 included a benefit of $225 million, due to the reversal of a tax liability previously recorded during the fiscal fourth quarter of 2004, associated with a technical correction made to the American Jobs Creation Act of 2004 (AJCA), in May 2005. Under the AJCA, approximately $8 billion, of the previously disclosed $10.8 billion, has been repatriated through the fiscal third quarter of 2005.

Acquisition related IPR&D charges of $353 million that are non-deductible for tax purposes were recorded in the fiscal second quarter of 2005.

In the fiscal third quarter of 2004, the Company recorded IPR&D charges of $18 million before tax and $12 million after tax as a result of the acquisition of U.S. commercial rights to certain patents and know how in the field of sedation and analgesia from Scott Lab, Inc.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures, acquisitions, share repurchases, dividends and debt repayments. In the first fiscal nine months of 2005, cash flow from operations was $8.7 billion, which is consistent with the same period a year ago. Higher net earnings in 2005 were offset by a decrease in accounts payable and accrued liabilities. Investing activities provided $0.8 billion in the first fiscal nine months of 2005, as compared to a usage of $2.9 billion during the same period a year ago. The increase in cash generated by investing activities was the result of reduced purchases of investment securities and an increase in the sales of investments, partially offset by an increase in acquisitions. Financing activities used $3.7 billion in the first fiscal nine months of 2005 and 2004.

Dividends
On July 18, 2005, the Board of Directors declared a regular cash dividend of $0.33 per share, payable on September 13, 2005 to shareholders of record as of August 23, 2005. On October 20, 2005, the Board of Directors declared a regular cash dividend of $0.33 per share, payable on December 13, 2005 to shareholders of record as of November 22, 2005. The Company expects to continue the practice of paying regular cash dividends.

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

Upon adoption of this standard, the Company currently intends to apply the modified retrospective transition method. Previously reported financial statements will be restated to reflect SFAS
No.  123  disclosure  amounts.  As  required  by  SFAS  No.  148,
Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, the Company disclosed in its 2004 Annual Report, the net income and earnings per share effect had the Company applied the fair value recognition provision of SFAS No. 123. The disclosure impact in 2004 and 2003 was compensation expense net of tax of $329 million and $349 million and diluted earnings per share of $0.10 and $0.11, respectively. The Company is currently evaluating the effect of adoption on future financial results.

The Company will implement SFAS 151, Inventory Costs, an amendment of ARB No. 43 in the fiscal first quarter of 2006. The Company believes the adoption of this statement will not have a material effect on its results of operations, cash flows or financial position.

The Company implemented SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB 29 during the fiscal third quarter of 2005, as allowed by the Standards, which did not have a material effect on its results of operations, cash flows or financial position.

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

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated
Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2005. Common Stock purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.

Fiscal Month             Total Number of     Average Price Paid
                         Shares Purchased        Per Share

July 4 - July 31, 2005          350,000            $64.15
August 1 - August 28, 2005    1,041,000            $63.69
August 29 - October 2, 2005   1,373,400            $63.99

Item 6 - Exhibits

      Exhibit 10.1 Form of Restricted Stock Unit Certificate under the Johnson & Johnson 2005 Long-Term Incentive Plan
      - Filed with this document.*

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



                                   JOHNSON & JOHNSON
                                     (Registrant)






Date:  November 7, 2005           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA

                                  Vice Chairman, Board of
                                  Directors; Chief Financial
                                  Officer and Director
                                  (Principal Financial Officer)


Date:  November 7, 2005           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Principal Accounting Officer)




