Form 10-K
period 2006-01-01
JOHNSON & JOHNSON
filed 2006-03-14
CIK 200406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006	Commission file number 1-3215

JOHNSON & JOHNSON

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00	New York Stock Exchange

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

      The aggregate market value of the common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $193 billion.

      On February 28, 2006 there were 2,976,068,976 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2005 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2006 annual meeting (the “Proxy Statement”).

PART I

PART I

Item 1.  BUSINESS

General

      Johnson & Johnson and its subsidiaries have approximately 115,600 employees worldwide engaged in the manufacture and sale of a broad range of products in the health care field. Johnson & Johnson has more than 230 operating companies conducting business in virtually all countries of the world. Johnson & Johnson’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.

      The Company’s structure is based on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices and Diagnostics business segments. Each subsidiary within the business segments is, with some exceptions, managed by citizens of the country in which it is located.

Segments of Business

      Johnson & Johnson’s worldwide business is divided into three segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 28 through 38 and Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 50 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Consumer

      The Consumer segment manufactures and markets a broad range of products used in the baby and child care, skin care, oral and wound care and women’s health care fields, as well as nutritional and over-the-counter pharmaceutical products. Major brands include AVEENO® skin care products; BAND-AID® Brand Adhesive Bandages; CAREFREE® Pantiliners; CLEAN & CLEAR® teen skin care products; JOHNSON’S® Baby and Adult lines of products; MOTRIN® IB ibuprofen products; PEPCID® AC Acid Controller from Johnson & Johnson • Merck Consumer Pharmaceuticals Co.; NEUTROGENA® skin and hair care products; RoC® skin care products; SPLENDA® No Calorie Sweetener; STAYFREE® sanitary protection products; and the broad family of TYLENOL® acetaminophen products. These products, available without prescription, are marketed principally to the general public and sold both to wholesalers and directly to independent and chain retail outlets throughout the world.

Pharmaceutical

      The Pharmaceutical segment includes products in the following therapeutic areas: anti-fungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic (central nervous system) and urology. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use by the general public. Key products in the Pharmaceutical segment include: RISPERDAL® (risperidone) and RISPERDAL® CONSTA® (risperidone long-acting injection), for treatment of the symptoms of schizophrenia; PROCRIT® (Epoetin alfa, sold outside the U.S. as EPREX®), a biotechnology-derived product that stimulates red blood cell production; REMICADE® (infliximab), a monoclonal antibody therapy indicated to treat the symptoms of Crohn’s disease, rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis and ulcerative colitis; TOPAMAX® (topiramate), an anti-epileptic and migraine prevention treatment; DURAGESIC® (fentanyl transdermal system, sold outside the U.S. as DUROGESIC®), a treatment for chronic pain that offers a novel delivery system; LEVAQUIN® (levofloxacin) and FLOXIN® (ofloxacin), both in the anti-infective field; ORTHO EVRA® (norelgestromin/ethinyl estradiol transdermal system), the first contraceptive patch approved by the U.S. Food and Drug Administration (“FDA”) and ORTHO TRI-CYCLEN® LO (norgestimate/ethinyl estradiol), a low dose oral contraceptive;

DOXIL® (doxorubicin HCI liposome injection), a cancer treatment; DITROPAN® XL (oxybutynin chloride), for the treatment of overactive bladder; RAZADYNETM (galantamine HBr), for patients with mild to moderate Alzheimer’s disease; NATRECOR® (nesiritide), a novel agent approved for congestive heart failure; VELCADE® (bortezomib), an oncology treatment; and CONCERTA® (methylphenidate HCl) a product for the treatment of attention deficit hyperactivity disorder.

Medical Devices and Diagnostics

      The Medical Devices and Diagnostics segment includes a broad range of products distributed to wholesalers, hospitals and retailers, used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Cordis’ circulatory disease management products; DePuy’s orthopaedic joint reconstruction and spinal care products; Ethicon’s wound care and women’s health products; Ethicon Endo-Surgery’s minimally invasive surgical products; LifeScan’s blood glucose monitoring products; Ortho-Clinical Diagnostics’ professional diagnostic products and Vision Care’s disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

Geographic Areas

      The international business of Johnson & Johnson is conducted by subsidiaries located in 56 countries outside the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “Business — Consumer,” “— Pharmaceutical” and “— Medical Devices and Diagnostics.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those which were developed in the United States, but also those which were developed by subsidiaries abroad.

      Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate is influenced by restrictive economic policies and political uncertainties.

Raw Materials

      Raw materials essential to Johnson & Johnson’s operating companies’ businesses are generally readily available from multiple sources.

Patents and Trademarks

      Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. Sales of the Company’s two largest products, RISPERDAL® and PROCRIT®/EPREX®, accounted for approximately 6% and 7% of Johnson & Johnson’s total revenues, respectively, for fiscal 2005. Accordingly, the patents related to these products are believed to be material in relation to Johnson & Johnson as a whole.

      During 2004, 2005 and 2006, DURAGESIC® (fentanyl transdermal system) in the United States and certain international markets and EPREX® (Epoetin alfa) in international markets have lost or will lose their basic patent protection and are or will be subject to generic competition. DURAGESIC® sales declined by 23.9% to $1.6 billion in 2005 as compared to 2004, due to the negative impact of generic competition primarily in the United States. Regarding EPREX®, generic competition will be limited in the near term due to the lack of approved generic compounds. Combined sales of DURAGESIC® and EPREX® accounted for approximately 5% of Johnson & Johnson’s worldwide sales in 2005. The only material patent scheduled to expire during the next two years is related to RISPERDAL®, which is scheduled to expire in the United States in December 2007, with the possibility of a pediatric extension.

      Johnson & Johnson has made a practice of selling its products under trademarks and of obtaining protection for these trademarks by all available means. Johnson & Johnson’s trademarks are protected by registration in the United States and other countries where its products are marketed. Johnson & Johnson considers these trademarks in the aggregate to be of material importance in the operation of its business.

Seasonality

      Worldwide sales do not reflect any significant degree of seasonality; however, spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research grants.

Competition

      In all of their product lines, Johnson & Johnson companies compete with companies both large and small, located throughout the world. Competition is strong in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and improved products is important to Johnson & Johnson’s success in all areas of its business. This competitive environment requires substantial investments in continuing research and multiple sales forces. In addition, the development and maintenance of customer acceptance of the products of Johnson & Johnson’s consumer businesses involves significant expenditures for advertising and promotion.

Research

      Research activities are important to all segments of Johnson & Johnson’s business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, China, France, Germany, Japan, the Netherlands and the United Kingdom. The costs of worldwide Company-sponsored research activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients, excluding in-process research and development charges, amounted to $6,312 million, $5,203 million and $4,684 million for fiscal years 2005, 2004 and 2003, respectively. These costs are charged directly to income in the year in which incurred.

Environment

      During the past year Johnson & Johnson companies were subject to a variety of federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson’s compliance with these requirements did not and is not expected to have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

Regulation

      Most of Johnson & Johnson’s business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising and labeling. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.

      The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care. There is also uncertainty in the United States as to the impact of the Medicare Prescription Drug, Improvement and Modernization Act, which was enacted in 2003.

      The regulatory agencies under whose purview Johnson & Johnson companies operate have administrative powers that may subject those companies to such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, Johnson & Johnson’s operating companies may deem it advisable to initiate product recalls.

      In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Available Information

      Copies of Johnson & Johnson’s quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 800-328-9033. All of the Company’s Securities and Exchange Commission (“SEC”) filings are also available on the Company’s Web site at www.investor.jnj.com/governance, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s Web site at www.sec.gov. In addition, the Charters of the Audit Committee, the Compensation & Benefits Committee and the Nominating & Corporate Governance Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees and Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers are available at the www.investor.jnj.com/governance Web site address and will be provided without charge to any shareholder submitting a written request, as provided above.

Item 1A.     RISK FACTORS

      Not applicable.

Item 1B.     UNRESOLVED STAFF COMMENTS

      Not applicable.

Item 2.     PROPERTIES

      Johnson & Johnson and its worldwide subsidiaries operate 142 manufacturing facilities occupying approximately 18.7 million square feet of floor space.

      The manufacturing facilities are used by the industry segments of Johnson & Johnson’s business approximately as follows:

Square Feet
Segment	(in thousands)

Consumer	4,561
Pharmaceutical	6,664
Medical Devices and Diagnostics	7,511

Worldwide Total	18,736

      Within the United States, 5 facilities are used by the Consumer segment, 15 by the Pharmaceutical segment and 43 by the Medical Devices and Diagnostics segment. Johnson & Johnson’s manufacturing operations outside the United States are often conducted in facilities that serve more than one segment of the business.

      The locations of the manufacturing facilities by major geographic areas of the world are as follows:

	Number
	of	Square Feet
Geographic Area	Facilities	(in thousands)

United States	63	6,569
Europe	35	7,225
Western Hemisphere, excluding U.S.A.	15	2,732
Africa, Asia and Pacific	29	2,210

Worldwide Total	142	18,736

      In addition to the manufacturing facilities discussed above, Johnson & Johnson maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under “Business — Research.”

      Johnson & Johnson generally seeks to own its manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

      Johnson & Johnson’s properties are maintained in good operating condition and repair and are well utilized.

      For information regarding lease obligations see Note 4 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” on page 46 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 50 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.     LEGAL PROCEEDINGS

      The information set forth in Note 18 “Legal Proceedings” under “Notes to Consolidated Financial Statements” on pages 57 through 63 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers of the Registrant

      Listed below are the executive officers of Johnson & Johnson as of March 14, 2006, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

      Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to pages 4 through 10 of Johnson & Johnson’s Proxy Statement dated March 15, 2006.

Name	Age	Position

Robert J. Darretta	59	Vice Chairman, Board of Directors; Member, Executive Committee; Chief Financial Officer
Russell C. Deyo	56	Member, Executive Committee; Vice President, General Counsel and Chief Compliance Officer(a)
Michael J. Dormer	54	Member, Executive Committee; Worldwide Chairman, Medical Devices(b)
Kaye I. Foster-Cheek	47	Member, Executive Committee; Vice President, Human Resources(c)
Colleen A. Goggins	51	Member, Executive Committee; Worldwide Chairman, Consumer & Personal Care Group(d)
Per A. Peterson, M.D., Ph.D.	61	Member, Executive Committee; Chairman, Research & Development, Pharmaceuticals Group(e)
Christine A. Poon	53	Vice Chairman, Board of Directors; Member, Executive Committee; Worldwide Chairman, Medicines & Nutritionals
Joseph C. Scodari	53	Member, Executive Committee; Worldwide Chairman, Pharmaceuticals Group(f)
Nicholas J. Valeriani	49	Member, Executive Committee; Worldwide Chairman, Cardiovascular Devices and Diagnostics(g)
William C. Weldon	57	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer

(a)	Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration, in 1996 and Vice President, General Counsel and Chief Compliance Officer in April 2004.

(b)	Mr. M. J. Dormer joined the Company in 1998 as Company Group Chairman, Worldwide Franchise Chairman for DePuy and Codman, when the Company acquired DePuy, Inc. At the time of that acquisition, he had been Chief Operating Officer of DePuy, Inc. since 1996. Mr. Dormer became a Member of the Executive Committee and Franchise Group Chairman for Medical Devices in 2001. In April 2002, Mr. Dormer was named Worldwide Chairman, Medical Devices.

(c)	Ms. K. I. Foster-Cheek joined the Company in 2003 as Vice President, Human Resources, for the Johnson & Johnson Consumer Products Companies. In March 2004, she was named Vice President, Human Resources, for the Consumer & Personal Care Group and was named a member of the Human Resources Leadership Team and the Consumer & Personal Care Group Operating Committee. Ms. Foster-Cheek became a Member of the Executive Committee and Vice President, Human Resources, for the Company in January 2005. Prior to joining the Company, Ms. Foster-Cheek served in various human resources management positions with Pfizer Inc. for 13 years, most recently supporting its pharmaceutical business in Japan, Asia, Africa, Middle East and Latin America.

(d)	Ms. C. A. Goggins joined the Company in 1981 and held various positions before becoming President of Personal Products Company in 1994. She was named President of Johnson & Johnson Consumer Products Company in 1995 and Company Group Chairman, North America, Johnson & Johnson Consumer Products in 1998. Ms. Goggins became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group, in 2001.

(e)	Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery, of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Research & Development, Pharmaceuticals Group. Dr. Peterson became a Member of the Executive Committee in 2001.

(f)	Mr. J. C. Scodari joined the Company in 1999 as President of Centocor when the Company acquired Centocor. At the time of that acquisition, he had been the President and Chief Operating Officer of Centocor and a member of Centocor’s Board of Directors since December 1997. In March 2001, he was named Company Group Chairman for the North American pharmaceutical business, and became a member of the Pharmaceuticals Group Operating Committee. In March 2003, Mr. Scodari was named Company Group Chairman, Biopharmaceutical Businesses. Mr. Scodari was named Worldwide Chairman, Pharmaceuticals Group, and became a Member of the Executive Committee on March 1, 2005.

(g)	Mr. N. J. Valeriani joined the Company in 1978 and held various positions before becoming President of Ethicon Endo-Surgery, Inc. in 1997. In January 2001 he was named Company Group Chairman for Ethicon Endo-Surgery with additional responsibility for the Johnson & Johnson Medical Products Medical Devices and Diagnostics business in Canada. He became Worldwide Franchise Chairman for the DePuy Franchise in 2002. Mr. Valeriani became a Member of the Executive Committee and Vice President, Human Resources, in September 2003. In February 2004 he assumed additional responsibilities as Worldwide Chairman, Diagnostics. In January 2005, Mr. Valeriani was appointed Worldwide Chairman, Cardiovascular Devices and Diagnostics and relinquished his Human Resources responsibilities.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of February 28, 2006, there were 181,031 record holders of Common Stock of the Company. The other information called for by this item is incorporated herein by reference to: the material captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Dividends” on page 35; “Common Stock Market Prices” on page 38; and Note 10 under the “Notes to Consolidated Financial Statements” on page 49 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Issuer Purchases of Equity Securities

      The following table provides information with respect to Common Stock share purchases by the Company during the fiscal fourth quarter of 2005. Stock purchases are made as part of a systematic plan to meet the Company’s compensation programs.

	Total Number of Shares	Average Price Paid
Fiscal Month	Purchased	Per Share

October 3, 2005 through October 30, 2005	1,680,600	$62.32
October 31, 2005 through November 27, 2005	3,823,300	$62.00
November 28, 2005 through January 1, 2006	3,456,500	$61.16

Item 6.     SELECTED FINANCIAL DATA

      The information called for by this item is incorporated herein by reference to the material captioned “Summary of Operations and Statistical Data 1995-2005” on page 66 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material included under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 28 through 38 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is incorporated herein by reference to the narrative (but not the graphic) material captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources” on pages 34 and 35 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material captioned “Report of Independent Registered Public Accounting Firm” on pages 39 through 65 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. At the end of the fiscal fourth quarter, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. William C. Weldon, Chairman and Chief Executive Officer, and Robert J. Darretta, Vice Chairman and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Darretta concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

      Internal Control. Management’s Report on Internal Control Over Financial Reporting is included in this Report on Form 10-K in this Item 9A. During the fiscal quarter ended January 1, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Management’s Report on Internal Control Over Financial Reporting. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

      Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

      Based on the Company’s processes and assessment, as described above, management has concluded that, as of January 1, 2006, the Company’s internal control over financial reporting was effective.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on page 65 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

Item 9B.     OTHER INFORMATION

      On March 8, 2006, the Company announced that its Board of Directors has approved a stock repurchase program, authorizing the Company to buy back up to $5 billion of the Company’s common stock. Repurchases will take place on the open market from time-to-time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item is incorporated herein by reference to (a) the material under the caption “Election of Directors — Nominees” and “— Other Information” on pages 4 through 10 of the Proxy Statement, (b) the material in Part I hereof under the caption “Executive Officers of the Registrant,” (c) the discussion of the Audit Committee under the heading “Directors’ Fees, Committees and Meetings” on pages 12 and 13 of the Proxy Statement and (d) the material under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 15 of the Proxy Statement.

      The Company’s Policy on Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Policy on Business Conduct is available on the Company’s Web site at www.investor.jnj.com/governance, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal address. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will be posted on the Company’s Web site at www.investor.jnj.com/governance within five business days (and retained on the Web site for at least one year).

      In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers is available on the Company’s Web site at www.investor.jnj.com/governance, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal address. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any executive officer will be posted on the Company’s Web site at www.investor.jnj.com/governance within five business days (and retained on the Web site for at least one year).

Item 11.  EXECUTIVE COMPENSATION

      The information called for by this item is incorporated herein by reference to the following sections of the Proxy Statement: “Election of Directors — Directors’ Fees, Committees and Meetings” on pages 12 through 13; “Compensation & Benefits Committee Report on Executive Compensation” on pages 17 through

22; “Shareholder Return Performance Graphs” on pages 23 and 24; and “Executive Compensation” on pages 25 through 31.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this item is incorporated herein by reference to the material captioned “Election of Directors — Stock Ownership/Control” on page 11 of the Proxy Statement and Note 10 under the “Notes to Consolidated Financial Statements” on page 49 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Equity Compensation Plan Information

      The following table provides certain information as of January 1, 2006 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares
	Issued Upon Exercise of	Exercise Price	Remaining Available for
	Outstanding Options	of Outstanding	Future Issuance Under
	and Rights	Options and Rights	Equity Compensation Plans
	as of Jan. 1, 2006	as of Jan. 1, 2006	as of Jan. 1, 2006(4)

Equity Compensation Plans Approved by Shareholders(1)	241,781,069	$53.59	259,736,709
Equity Compensation Plans Not Approved by Shareholders(2)(3)	6,872,047	$33.29	0
Total	248,653,116	$53.03	259,736,709

(1)	Included in this category are the following equity compensation plans which have been approved by the Company’s shareholders: 1995 Stock Option Plan, 2000 Stock Option Plan, 2000 Stock Compensation Plan and 2005 Long Term Incentive Plan.

(2)	Included in this category are 6,699,547 shares of Common Stock issuable under various equity compensation plans assumed by the Company upon acquisition of the following companies: ALZA Corporation, Scios Inc., Biosense, Inc., Innovasive Devices, Inc., Inverness Medical Technology, Inc. and Centocor, Inc. 2,976,157 of the shares listed as issuable in this category were issued under plans that were approved by the shareholders of these companies prior to the acquisition and the assumption of these plans by the Company. At the time of each of these acquisitions, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under any of these plans since the assumption of these plans by the Company, and no further stock options or other equity awards of any type will be made under any of these plans in the future.

The shares that are included in this column that were issued under plans not approved by shareholders of the applicable acquired company are: 5,742 shares issuable under the 1996 Biosense Stock Option Plan; 2,507,295 shares issuable under the 1996 Scios Non-Officer Stock Option Plan; 1,175,036 shares issuable under an ALZA non-statutory plan; and 35,317 shares issuable under warrants under an Inverness Medical plan.

(3)	Also included in this category are 172,500 shares of Common Stock issuable upon the exercise of outstanding stock options under Company’s Stock Option Plan for Non-Employee Directors.

(4)	This column excludes shares reflected under the column “Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights as of Jan. 1, 2006.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this item is incorporated herein by reference to the material captioned “Election of Directors — Certain Business Relationships” on page 10 of the Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information called for by this item is incorporated herein by reference to the material under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” on pages 33 through 35 of the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this report:

           1. Financial Statements

      The following Audited Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm on pages 39 through 65 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

           Consolidated Balance Sheets at end of Fiscal Years 2005 and 2004

           Consolidated Statements of Earnings for Fiscal Years 2005, 2004 and 2003

           Consolidated Statements of Equity for Fiscal Years 2005, 2004 and 2003

           Consolidated Statements of Cash Flows for Fiscal Years 2005, 2004 and                  2003

           Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm

           2. Financial Statement Schedules

           Schedule II — Valuation and Qualifying Accounts

      Schedules other than those listed above are omitted because they are not required or are not applicable.

           3. Exhibits Required to be Filed by Item 60l of Regulation S-K

      The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended January 1, 2006, January 2, 2005 and December 28, 2003

(Dollars in Millions)

	Balance at				Balance at
	Beginning			Payments/	End of
	of Period	Accruals		Other	Period

2005
Accrued rebates, returns and promotions(1)	$2,785	7,798	(2)	(8,095)	2,488
Reserve for doubtful accounts	206	19		(61)	164
Reserve for cash discounts	62	861		(866)	57

	$3,053	8,678		(9,022)	2,709

2004
Accrued rebates, returns and promotions(1)	$2,622	7,514	(3)	(7,351)	2,785
Reserve for doubtful accounts	192	29		(15)	206
Reserve for cash discounts	55	736		(729)	62

	$2,869	8,279		(8,095)	3,053

2003
Accrued rebates, returns and promotions(1)	$2,035	5,850		(5,263)	2,622
Reserve for doubtful accounts	191	28		(27)	192
Reserve for cash discounts	62	597		(604)	55

	$2,288	6,475		(5,894)	2,869

(1)	Includes reserve for customer rebates of $471 million, $488 million and $314 million at January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

(2)	Includes $186 million related to previously estimated performance-based rebate allowances in managed care contracts.

(3)	Includes $170 million related to previously estimated performance-based rebate allowances in managed care contracts.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2006

JOHNSON & JOHNSON

(Registrant)

By	/s/W. C. WELDON

W. C. Weldon, Chairman, Board of Directors,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. C. WELDON W. C. Weldon	Chairman, Board of Directors, Chief Executive Officer, and Director (Principal Executive Officer)	March 13, 2006

/s/ R. J. DARRETTA R. J. Darretta	Vice Chairman, Board of Directors, Chief Financial Officer, and Director (Principal Financial Officer)	March 13, 2006

/s/ C. A. POON C. A. Poon	Vice Chairman, Board of Directors, and Director	March 14, 2006

/s/ S. J. COSGROVE S. J. Cosgrove	Controller	March 13, 2006

/s/ M. S. COLEMAN M. S. Coleman	Director	March 10, 2006

/s/ J. G. CULLEN J. G. Cullen	Director	March 10, 2006

/s/ M. M. E. JOHNS M. M. E. Johns	Director	March 8, 2006

/s/ A. D. JORDAN A. D. Jordan	Director	March 8, 2006

/s/ A. G. LANGBO A. G. Langbo	Director	March 8, 2006

Signature	Title	Date

/s/ S. L. LINDQUIST S. L. Lindquist	Director	March 9, 2006

/s/ L.F. MULLIN L.F. Mullin	Director	March 8, 2006

/s/ C. PRINCE C. Prince	Director	March 10, 2006

/s/ S. S REINEMUND S. S Reinemund	Director	March 13, 2006

/s/ D. SATCHER D. Satcher	Director	March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Johnson & Johnson:

      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2006, appearing in the 2005 Annual Report to Shareholders of Johnson & Johnson (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

February 28, 2006

EXHIBIT INDEX

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

3	(a)(i)	Restated Certificate of Incorporation dated April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
3	(a)(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.
3	(a)(iii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 21, 1996 — Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.
3	(a)(iv)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 22, 2001 — Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
3	(b)	By-Laws of the Company, as amended effective June 11, 2001 — Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
4	(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
10	(a)	Stock Option Plan for Non-Employee Directors — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(b)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 2002.*
10	(c)	1995 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1999.*
10	(d)	2000 Stock Compensation Plan — Incorporated herein by reference to Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(e)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10	(f)	Form of Stock Option Certificate and Restricted Shares to Non-Employee Directors Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 3, 2005.*
10	(g)	Form of Restricted Stock Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 2, 2005.*
10	(h)	Executive Bonus Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s Form S-8 Registration Statement filed with the Commission on November 8, 2005 (file no. 333-129542).*
10	(i)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(j)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan (as amended) — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

10	(k)	Deferred Fee Plan for Non-Employee Directors (as amended) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2005.*
10	(l)	Executive Income Deferral Plan (as amended) — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(m)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(n)	Supplemental Retirement Plan — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(o)	Executive Life Insurance Plan — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(p)	Stock Option Gain Deferral Plan — Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(q)	Estate Preservation Plan — Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(r)	Summary of employment arrangements for Michael J. Dormer — Filed with this document.*
10	(s)	Summary of compensation arrangements for Named Executive Officers and Directors — Filed with this document.*
12		Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13		— Pages 28 through 66 of the Company’s Annual Report to Shareholders for fiscal year 2005 (only those portions of the Annual Report incorporated by reference in this report are deemed “filed”) — Filed with this document.
21		Subsidiaries — Filed with this document.
23		Consent of Independent Registered Public Accounting Firm — Filed with this document.
31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
99		Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements — Filed with this document.

*	Management contract or compensatory plan.

      A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.