Form 10-Q
period 2006-04-02
JOHNSON & JOHNSON
filed 2006-05-10
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended April 2, 2006

                          or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( )No

  Indicate by check mark whether the registrant is a
large accelerated filer, an accelerated filer, or a non-
accelerated  filer.   See  definition  of  "accelerated
filer and large accelerated filer" in Rule 12b-2 of the
Exchange    Act.    Large   accelerated    filer    (X)
Accelerated filer (  )   Non-accelerated filer (  )

  Indicate by check mark whether the registrant is a
shell company (as defined in Rule 12b-2 of the Exchange
Act).     (  ) Yes       (X) No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On  April 30, 2006 2,961,025,607 shares of Common Stock,
$1.00 par value, were outstanding.


JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS



Part I - Financial Information                       Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   April 2, 2006 and January 1, 2006                    3


 Consolidated Statements of Earnings for the Fiscal
   First Quarters Ended April 2, 2006 and
   April 3, 2005                                        5


 Consolidated Statements of Cash Flows for the Fiscal
   First Quarters Ended April 2, 2006 and
   April 3, 2005                                        6

 Notes to Consolidated Financial Statements             8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                  26


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                              34

Item 4. Controls and Procedures                        34


Part II - Other Information


Item 1 - Legal Proceedings                             35

Item 1A - Risk Factors                                 35

Item 2 - Unregistered Sales of Equity Securities
         and Use of Proceeds                           35

Item 5 - Other Information                             36

Item 6 - Exhibits                                      36

  Signatures                                           37



Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



              JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                              April 2,2006   January 1, 2006*
Current Assets:
Cash & cash equivalents             $16,822        $16,055

Marketable securities                   363             83

Accounts receivable, trade, less
allowances for doubtful accounts
$162 (2005,$164)                      7,671          7,010

Inventories (note 4)                  4,240          3,959

Deferred taxes on income              1,995          1,931

Prepaid expenses and other
receivables                           2,661          2,442

     Total current assets            33,752         31,480

Marketable securities, non-current       20             20

Property, plant and equipment at
cost                                 20,151         19,716

Less: accumulated depreciation       (9,200)        (8,886)

Property, plant and equipment, net   10,951         10,830

Intangible assets, net (note 5)       6,438          6,185

Goodwill, net (note 5)                6,460          5,990

Deferred taxes on income              1,269          1,138

Other assets                          3,243          3,221

     Total Assets                   $62,133        $58,864


* Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

    See Notes to Consolidated Financial Statements


               JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                            April 2, 2006     January 1, 2006*
Current Liabilities:
Loans and notes payable                $828           $668

Accounts payable                      3,939          4,315

Accrued liabilities                   3,520          3,529

Accrued rebates, returns and
promotions                            2,026          2,017

Accrued salaries, wages and
commissions                             939          1,166

Accrued taxes on income               1,940            940

     Total current liabilities       13,192         12,635

Long-term debt                        1,980          2,017

Deferred taxes on income                294            211

Employee related obligations          3,284          3,065

Other liabilities                     2,260          2,226

     Total liabilities               21,010         20,154

Shareholders' Equity:

Common stock - par value $1.00 per
share (authorized 4,320,000,000
shares; issued 3,119,842,000
shares)                               3,120          3,120

Accumulated other comprehensive
income (note 8)                       (633)          (755)

Retained earnings                    44,713         42,310

Less: common stock held in
treasury, at cost (147,352,000 and
145,364,000 shares)                   6,077          5,965

     Total shareholders' equity      41,123         38,710

     Total liabilities and
     shareholders' equity           $62,133        $58,864

*Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

    See Notes to Consolidated Financial Statements

          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share figures)


                              Fiscal Quarters Ended
                      April 2, Percent to  April 3,  Percent
                         2006  to Sales       2005*  to Sales


Sales to customers      $12,992    100.0% $12,832    100.0%

Cost of products sold     3,612     27.8    3,496     27.2

Gross profit              9,380     72.2    9,336     72.8

Selling, marketing and
administrative expenses   4,095     31.5    4,127     32.2

Research expense          1,532     11.8    1,384     10.8

In-process research &
development                  37      0.3        -        -

Interest Income            (197)    (1.5)     (84)    (0.6)

Interest Expense, net
of portion capitalized       16      0.1       15      0.1

Other(income)expense,
net                        (718)    (5.5)     (33)    (0.3)

Earnings before provision
for taxes on income       4,615     35.5    3,927     30.6

Provision for taxes on
income (Note 3)           1,310     10.1    1,088      8.5

NET EARNINGS             $3,305     25.4%  $2,839     22.1%

NET EARNINGS PER SHARE
      Basic                     $1.11             $0.96
      Diluted                   $1.10             $0.94

CASH DIVIDENDS PER SHARE        $0.33            $0.285

AVG. SHARES OUTSTANDING
      Basic                   2,974.5           2,972.1
      Diluted                 2,992.7           3,023.7

*Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

         See Notes to Consolidated Financial Statements


          JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited; Dollars in Millions)


                                Fiscal Quarters Ended
                                   April 2,   April 3,
                                       2006    2005*
CASH FLOW FROM OPERATING
ACTIVITIES
Net earnings                         $3,305       $2,839
Adjustment to reconcile net
earnings to cash flow:
 Depreciation and amortization of
property and intangibles                521          515
 Stock based compensation               153          135
 Purchased in-process research and
development                              37            -
 Deferred tax provision                (153)          53
 Accounts receivable allowances          (4)          22
Changes in assets and liabilities,
net of effects from acquisitions:
 Increase in accounts receivable       (568)        (639)
 Increase in inventories               (219)        (140)
 Decrease in accounts payable and
accrued liabilities                    (633)      (1,509)
 (Increase)/decrease in other
current and non-current assets         (207)         235
 Increase in other current and non-
current liabilities                   1,242        1,124

NET CASH FLOWS FROM OPERATING
ACTIVITIES                            3,474        2,635

CASH FLOWS FROM INVESTING
ACTIVITIES
Additions to property, plant and
equipment                              (446)        (397)
Proceeds from the disposal of
assets                                    1           77
Acquisitions, net of cash acquired     (811)           -
acquired
Purchases of investments               (327)      (3,824)
Sales of investments                     69        2,340
Other (primarily intangibles)           (63)        (210)

NET CASH USED BY INVESTING
ACTIVITIES                           (1,577)      (2,014)

CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends to shareholders              (982)        (847)
Repurchase of common stock             (401)        (654)
Proceeds from short-term debt           357          173
Retirement of short-term debt          (267)        (144)
Proceeds from long-term debt              -            4
Retirement of long-term debt             (7)         (17)
Proceeds from the exercise of stock
options/excess tax benefits             136          285


NET CASH USED BY FINANCING
ACTIVITIES                           (1,164)      (1,200)
Effect of exchange rate changes on
cash and cash equivalents                34          (85)
Increase/(decrease) in cash and
cash equivalents                        767         (664)
Cash and Cash equivalents,
beginning of period                  16,055        9,203

CASH AND CASH EQUIVALENTS,
END OF PERIOD                       $16,822       $8,539

Acquisitions
Fair value of assets acquired          $850            -
Fair value of liabilities assumed       (39)           -

Net cash paid for acquisitions         $811            -


*Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

    See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The   accompanying unaudited interim financial
statements  and  related  notes  should  be   read   in
conjunction with the Consolidated Financial  Statements
of Johnson & Johnson and Subsidiaries  (the  "Company")
and  related notes as contained in the Company's Annual
Report  on   Form   10-K for  the  fiscal   year  ended
January  1,  2006.   The  unaudited  interim  financial
statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During  the  fiscal first quarter of 2006, the  Company
elected  to  adopt  SFAS 123(R), Share  Based  Payment,
under  the  modified retrospective application  method.
Accordingly, financial statement amounts for the  prior
periods  presented in this Form 10-Q have been restated
to   reflect   the  fair  value  method  of   expensing
prescribed by SFAS 123(R).

NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 133, SFAS 138 and
SFAS 149 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of April 2, 2006, the balance of deferred net losses
on    derivatives   included   in   accumulated   other
comprehensive  income  was $1  million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause  the  amount
in accumulated other comprehensive income to affect net
earnings.  The  maximum length of time over  which  the
Company is hedging is 18 months.  The Company also uses
currency   swaps  to  manage  currency  risk  primarily
related to borrowings, which may exceed 18 months.

For  the fiscal first quarters ended April 2, 2006  and
April   3,   2005,  the  net  impact  of  the   hedges'
ineffectiveness, transactions not qualifying for  hedge
accounting  and  discontinuance  of  hedges,   to   the
Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated
Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2006 and 2005 were 28.4% and 27.7%, respectively. The increase in the effective tax rate of 0.7% was primarily due to the Guidant termination fee, less associated expenses, of $622 million before tax recorded at a 40.8% tax rate, partially offset by increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions.



NOTE 4 - INVENTORIES
(Dollars in Millions)

                       April 2, 2006  January 1, 2006
Raw materials and supplies    $1,078             $931
Goods in process               1,038            1,073
Finished goods                 2,124            1,955
                              $4,240           $3,959

NOTE 5 - INTANGIBLE ASSETS & GOODWILL
Intangible  assets that have finite  useful  lives  are
amortized  over their estimated useful lives.  Goodwill
and  indefinite  lived intangible assets  are  assessed
annually   for   impairment.   The  latest   impairment
assessment  of goodwill and indefinite lived intangible
assets  was  completed in the fiscal fourth quarter  of
2005   and   no  impairment  was  determined.    Future
impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted by economic conditions.

(Dollars in Millions)
                                 April 2, 2006  January 1, 2006


Trademarks (non-amortizable) - gross  $1,395         $1,400
Less accumulated amortization            133            134
Trademarks (non-amortizable) - net     1,262          1,266

Patents and trademarks - gross         4,337          4,128
Less accumulated amortization          1,445          1,370
Patents and trademarks - net           2,892          2,758

Other intangibles - gross              3,729          3,544
Less accumulated amortization          1,445          1,383
Other intangibles - net                2,284          2,161

Total intangible assets - gross        9,461          9,072
Less accumulated amortization          3,023          2,887
Total intangible assets - net          6,438          6,185

Goodwill - gross                       7,176          6,703
Less accumulated amortization            716            713
Goodwill - net                         6,460          5,990

Goodwill as of April 2, 2006 as allocated by segment of business is as follows:

(Dollars in Millions)

                      Consumer   Pharm  Med Dev  Total
                                         & Diag
Goodwill, net of
accumulated amortization
at January 1, 2006      $1,090      874    4,026 $5,990
Acquisitions                 -        -      454    454
Translation & Other         11        4        1     16
Goodwill, net as of
April 2, 2006           $1,101      878    4,481 $6,460


The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 17 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended April 2, 2006 was $134 million and the estimated amortization expense for the five succeeding years approximates $565 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS(1)
(Dollars in Millions)

                           Fiscal First Quarters
                         April    April     Percent
                        2, 2006  3, 2005    Change

Consumer
U.S.                     $1,150    1,114      3.2%
International             1,205    1,166      3.3
                          2,355    2,280      3.3

Pharmaceutical
U.S.                      3,701    3,783     (2.2)
International             1,925    1,972     (2.4)
                          5,626    5,755     (2.2)

Medical Devices &
Diagnostics
U.S.                      2,520    2,361      6.7
International             2,491    2,436      2.3
                          5,011    4,797      4.5

U.S.                      7,371    7,258      1.6
International             5,621    5,574      0.8
Worldwide               $12,992   12,832      1.2%

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS
(Dollars in Millions)          Fiscal First Quarters
                        April     April     Percent
                       2, 2006   3, 2005    Change

Consumer                $465       438       6.2%
Pharmaceutical         1,927     2,076      (7.2)
Medical Devices &
Diagnostics            2,160*    1,448      49.2
  Segments total       4,552     3,962      14.9
Income/(expense) not
allocated to segments     63       (35)
Worldwide total       $4,615     3,927      17.5%

*Includes Guidant termination fee, less associated expenses, of $622 million before tax. Excluding the Guidant termination fee operating profit growth for the fiscal first quarter of 2006 versus the same period last year was 6.2%.


SALES BY GEOGRAPHIC AREA
(Dollars in Millions)
                    Fiscal First Quarters
                     April   April   Percent
                    2, 2006 3, 2005  Change

U.S.                $7,371   7,258     1.6%
Europe               3,071   3,176    (3.3)
Western Hemisphere,
excluding U.S.         822     725    13.4
Asia-Pacific,
Africa               1,728   1,673     3.3

Total              $12,992  12,832     1.2%

NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 2, 2006 and April 3, 2005.

(Shares in Millions)                 Fiscal Quarters Ended

                                       April 2,  April 3,
                                        2006      2005

Basic net earnings per share            $1.11     $0.96
Average shares outstanding - basic    2,974.5   2,972.1
Potential shares exercisable under
stock option plans                      233.2     219.8
Less: shares which could be
repurchased under treasury stock
method                                 (218.9)   (178.3)
Convertible debt shares                   3.9      10.1
Adjusted average shares outstanding -
diluted                               2,992.7   3,023.7
Diluted earnings per share              $1.10     $0.94

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million and $4 million for the fiscal first quarters ended
April 2, 2006 and April 3, 2005, respectively.

The diluted earnings per share calculation excluded  47
million and 46 million shares related to options for the fiscal first quarters ended April 2, 2006 and April
3, 2005, respectively, as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the fiscal first quarter
ended April  2,  2006  was $3.4 billion, compared  with
$2.7 billion  for  the  same  period  a  year  ago.  Total
comprehensive   income  included  net   earnings,   net
unrealized  currency gains and losses  on  translation,
net unrealized gains and losses on securities available
for  sale  and  net  gains  and  losses  on  derivative
instruments  qualifying  and designated  as  cash  flow
hedges.    The   following   table   sets   forth   the
components   of accumulated other comprehensive income.


(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

January 1, 2006      $  (520)      70     (320)      15     $(755)
2006 Three Months changes
  Net change associated
   with current period
   hedging transactions    -        -        -      (11)
  Net amount reclassed to
   net earnings            -        -        -       (5)*
  Net three months
   changes               157     (19)        -      (16)      122

April 2, 2006        $  (363)     51      (320)      (1)    $(633)



Amounts  in accumulated other comprehensive income  are
presented  net  of  the related  tax  impact.   Foreign
currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes  in  value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
During  the fiscal first quarter of 2006, the following
companies were acquired: Animas Corporation, a  leading
maker  of  insulin infusion pumps and related products;
Hand Innovations LLC, a privately held manufacturer  of
fracture  fixation products for the upper  extremities;
and  Future  Medical  Systems S.A.,  a  privately  held
company  that  primarily  develops,  manufactures   and
markets arthroscopic fluid management systems.

On January 25, 2006 the definitive agreement to acquire
Guidant  Corporation  was  terminated  by  Guidant   in
accordance  with its terms.  Pursuant to the  terms  of
the  agreement, Guidant paid the Company a fee of  $705
million.   The Company recorded the Guidant termination
fee, less associated expenses, of $622 million before tax in other income during the fiscal first quarter of 2006.

The     2005     acquisitions    included:    TransForm
Pharmaceuticals,  Inc., a company specializing  in  the
discovery   of   superior   formulations   and    novel
crystalline  forms of drug molecules;  Closure  Medical
Corporation,  a company with expertise and intellectual
property   in   the   biosurgicals  market;   Peninsula
Pharmaceuticals,  Inc.,  a  biopharmaceutical   company
focused  on  developing and commercializing antibiotics
to treat life-threatening infections; and rights to all
consumer   and  professionally  dispensed  REMBRANDT(R)
Brand   of   oral   care products,  such  as  whitening
toothpastes,  strips,  systems  and  mouth  rinses.


NOTE 10 - SHARE BASED COMPENSATION
At  April  2,  2006,  the Company had  16  share  based
compensation  plans.   The shares outstanding  are  for
contracts  under  the  Company's 1995  and  2000  Stock
Option  Plans, the 2005 Long Term Incentive  Plan,  the
1997  Non-Employee  Director's Plan and  the  Centocor,
Innovasive  Devices, ALZA, Inverness  and  Scios  Stock
Option  Plans.   During 2006, no options  were  granted
under  any  of  these plans except the 2005  Long  Term
Incentive  Plan.  The compensation cost that  has  been
charged against income for these plans was $153 million
for  the  fiscal first quarter of 2006 and $135 million
for the fiscal first quarter of 2005.  The total income
tax  benefit  recognized in the  income  statement  for
share  based compensation arrangements was $54  million
and  $47 million for the fiscal first quarters of  2006
and 2005, respectively. Share based compensation costs capitalized as part of inventory were insignificant.

Stock options expire 10 years from the date they are granted and vest over periods that range from one to five years. All options are granted at current market price on the date of grant. Under the 2005 Long Term
Incentive Plan, the Company may issue up to 260 million shares of common stock. Shares available for future grants under the 2005 Long Term Incentive Plan were
223.1 million at April 2, 2006.

The Company settles employee stock option exercises with treasury shares. Treasury shares are replenished throughout the year for the number of shares used to settle employee stock option exercises.

The fair value of each option award is estimated on the
date  of grant using the Black Scholes option valuation
model  that uses the assumptions noted in the following
table.    Starting   in   2006,   expected   volatility
represents  a  blended rate of 4-year daily  historical
average  volatility  rate, and 5-week  average  implied
volatility    rate   based   on   at-the-money   traded
Johnson & Johnson options,  with  a  life  of 720 days.
Prior  to  2006, expected   volatility  was  based  on
5-year   weekly historical volatility rate.  Historical
data is used to determine the expected life of the option.
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of options granted was $12.22 for fiscal first quarter of 2006, $15.48 in 2005, and $13.11 in 2004. The fair value was estimated based on the weighted average assumptions of:

                Fiscal First Quarter  Fiscal Year  Fiscal Year
                       2006             2005         2004
Risk Free Rate        4.60%            3.72%          3.15%
Expected Volatility   19.6%            25.0%          27.0%
Expected Life         6 yrs            5 yrs          5 yrs
Dividend Yield        2.50%            1.93%          1.76%



A summary of option activity under the Plan as of January 2, 2006, and changes during the year then ended is presented below.

                                                   Weighted
                                         Weighted    Avg         Aggregate
                                         Average   Remaining     Intrinsic
                                         Exercise  Contractual     Value
                                Shares   Price        Term        (000)'s

Outstanding at January 2, 2006	248,542  $53.05
Options granted		         28,799  $58.36
Options exercised		(3,419)  $39.78
Options canceled/forfeited	(1,537)  $58.49
Outstanding at April 2, 2006	272,385  $53.75       6.52      $1,806,078
Exercisable at April 2, 2006	153,288  $49.19                 $1,539,363


The total intrinsic value of options exercised during 2006 was $69.2 million. As of April 2, 2006, the total unrecognized compensation cost was $1,153.9 million, which has a weighted average period of 1.66 years to be recognized.

During 2006, the Company granted 7.3 million shares  of
Restricted  Stock  and Restricted Stock  Units,  at  an
average  fair  value of $54.15, using the  fair  market
value  at  the  date  of  grant.   The  fair  value  of
Restricted  Stock  Units  is  discounted  for  lack  of
dividends.  The outstanding shares of Restricted  Stock
and Restricted Stock Units as of April 2, 2006 were 7.3
million.   The  fair  value  of  Restricted  Stock  and
Restricted Stock Units vested during the fiscal first quarter of 2006 was $1.7 million.

The  Company  settles  employee  stock  issuances  with
treasury   shares.   Treasury  shares  are  replenished
throughout the year for the number of shares used for employee stock issuances.

As  previously discussed, the Company elected to  adopt
SFAS    123(R)   under   the   modified   retrospective
application  method.   The Company  believes  that  the
modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).
The  Company has filed a Current Report on Form 8-K  on
April 17, 2005 with restated data to reflect the modified retrospective application.

The following table details the retroactive application impact of SFAS 123(R) on previously reported results.


(Dollars in millions, except per share amounts)
                                                   As Previously
For the quarter ended April 3, 2005    Restated      Reported

Earnings before provision for taxes
 on income                             $ 3,927        $ 4,062
Net earnings                             2,839		2,927
Basic net earnings per share		  0.96		 0.98
Diluted net earnings per share		  0.94		 0.97
Net cash flows from operating
 activities                              2,635          2,654
Net cash used by financing
 activities                            $(1,200)       $(1,219)


NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2006 and 2005 included the following components:


(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                        April 2,   April 3,    April 2,  April 3,
                           2006       2005       2006       2005
Service cost              $ 126        110       $ 18         13
Interest cost               140        118         26         26
Expected return on
 plan assets               (173)      (132)        (1)        (1)
Amortization of prior
 service cost                 3          3         (2)        (1)
Amortization of net
 transition asset             -        (1)         -          -
Recognized actuarial
 losses                      63         57         10         11

Net periodic benefit cost $ 159        155       $ 51         48


Company Contributions
The  Company contributed $12 million during the  fiscal
first  quarter  of  2006 to its U.S. and  international
retirement  plans.   The  Company  does  not  expect  a
minimum  statutory  funding requirement  for  its  U.S.
retirement plans in 2006. International plans will be funded in accordance with local regulations.

NOTE 12 - LEGAL PROCEEDINGS
PRODUCT LIABILITY
The  Company is involved in numerous product  liability
cases  in  the  United States, many  of  which  concern
adverse  reactions  to drugs and medical  devices.  The
damages  claimed are substantial, and while the Company
is  confident  of  the  adequacy of  the  warnings  and
instructions  for use that accompany such products,  it
is  not  feasible  to predict the ultimate  outcome  of
litigation. However, the Company believes that  if  any
liability   results  from  such  cases,  it   will   be
substantially  covered by existing amounts  accrued  in
the  Company's  balance sheet, and where  available  by
third-party product liability insurance. One  group  of
cases  against  the Company concerns a product  of  the
Company's   subsidiary,  Janssen   Pharmaceutica   Inc.
(Janssen),   PROPULSID(R)   (cisapride),   which    was
withdrawn from general sale and restricted to limited use in 2000. In the wake of publicity about those events, numerous lawsuits were filed against Janssen and the Company regarding PROPULSID(R) in state and federal courts across the country.

In February 2004, Janssen reached an agreement with the
Plaintiffs'   Steering   Committee   (PSC)    of    the
PROPULSID(R)  Federal


Multi-District Litigation  (MDL),
to  resolve  federal lawsuits related to  PROPULSID(R).
The  agreement was to become effective once 85% of  the
death  claimants, and 75% of the remainder,  agreed  to
the  terms  of  the  settlement.  In  addition,  12,000
individuals  who  had  not filed  lawsuits,  but  whose
claims   were   the   subject  of  tolling   agreements
suspending the running of the statutes of limitations against those claims, also had to agree to participate in the settlement before it became effective.

In March 2005, it was confirmed that the PSC of the MDL had enrolled enough plaintiffs and claimants in the settlement program to make the agreement effective.
Those participating in the settlement will submit medical records to an independent panel of physicians who will determine whether the claimed injuries were caused by PROPULSID(R) and otherwise meet the standards for compensation. If those standards are met, a court-appointed special master will determine compensatory damages. Janssen has paid into a compensation escrow account $77.6 million, established an administrative fund of $15 million, and paid legal fees to the PSC of $22.5 million, which amount was approved by the court.
No additional funds will be contributed to the first settlement program.

In  December 2005, Janssen reached agreement  with  the
MDL  PSC  and  the plaintiffs' State Liaison  Committee
(SLC)  to  create  a  second  settlement  program   for
resolving  the state and federal lawsuits  not  subject
to,  or  not  participating in,  the  first  settlement
program,  as  well  as  the  remaining  unfiled  claims
subject  to tolling agreements. The new program becomes
effective  once  90%  of  the  plaintiffs  representing
decedents, 95% of the other plaintiffs and 5,000 of the
remaining  tolled  claims, agree to the  terms  of  the
settlement.  Janssen will pay as compensation a minimum
of  $14.5 million and a maximum of $15 million into the
second   settlement   program,   depending   upon   the
percentage  of  enrollment  above  the  90%   and   95%
thresholds.    Janssen   will   also    establish    an
administrative  fund not to exceed $3 million  and  pay
legal  fees not to exceed $4 million subject  to  court
approval.     Funds   remaining  in  the   compensation
account, after resolution of all filed claims, will be returned to Janssen and the Company.

Janssen and the Company believe they have adequate self-
insurance  accruals and third-party  product  liability
insurance    with   respect   to   these   cases.    In
communications  to  the Company, the  excess  insurance
carriers  raised  certain defenses to  their  liability
under   the   policies  and  to  date   have   declined
voluntarily  to reimburse Janssen and the  Company  for
PROPULSID(R)-related costs despite demand for  payment.
In  May  2005,  hearings were held  in  London  in  the
arbitration  proceeding commenced by  Janssen  and  the
Company against Allianz Underwriters Insurance Company,
which  issued  the  first layer  of  applicable  excess
insurance   coverage,   to  obtain   reimbursement   of
PROPULSID(R)-related   costs.   That   proceeding   was
resolved in a fashion satisfactory to Janssen  and  the
Company  in  November 2005. In May  2005,  the  Company
commenced   arbitration  against  Lexington   Insurance
Company, which issued the second layer of excess insurance coverage. In the opinion of the Company, the excess carriers remain legally obligated to provide coverage for the PROPULSID(R)-related losses at issue.


AFFIRMATIVE STENT PATENT LITIGATION

In   patent  infringement  actions  tried  in  Delaware
Federal District Court in late 2000, Cordis Corporation
(Cordis),  a subsidiary of Johnson & Johnson,  obtained
verdicts  of  infringement  and  patent  validity,  and
damage  awards  against  Boston Scientific  Corporation
(Boston Scientific) and Medtronic AVE, Inc. (Medtronic)
based on a number of Cordis vascular stent patents.  In
December  2000,  the jury in the damage action  against
Boston  Scientific returned a verdict of  $324  million
and  in December 2000, the jury in the Medtronic action
returned   a  verdict  of  $271  million.  These   sums
represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest.

In  March  and  May  2002, the district  judge  granted
Boston  Scientific a new trial on liability and damages
and  vacated  the  verdict against Medtronic  on  legal
grounds. In August 2003, the Court of Appeals  for  the
Federal Circuit found the trial judge erred in vacating
the verdict against Medtronic and remanded the case  to
the trial judge for further proceedings. In March 2005,
the  remaining  issues were tried in the remanded  case
against  Medtronic  and the retrial  proceeded  against
Boston   Scientific.   Juries  returned   verdicts   of
infringement and patent validity in favor of Cordis  in
both  retrials.   In  March 2006,  the  district  judge
entered  judgment on liability for Cordis, but deferred
deciding  on  damages pending appeal to  the  Court  of
Appeals  for  the Federal Circuit.  Those appeals  will
now  follow.   Cordis  also has  an  arbitration  claim
against    Medtronic   AVE   accusing   Medtronic    of
infringement  by sale of stent products  introduced  by
Medtronic  subsequent to its GFX(R)  and  MicroStent(R)
products,  the subject of the earlier action referenced
above.  Those products were found to have been licensed
pursuant  to a 1997 license by an arbitration panel  in
March  2005.    Further  arbitration  proceedings  will
determine   whether  royalties  are  owed   for   those
products.

In  January  2003,  Cordis filed a patent  infringement
action  against  Boston Scientific in Delaware  Federal
District  Court accusing its Express2(TM),Taxus(R)  and
Liberte  stents  of infringing the Palmaz  patent  that
expired  in November 2005. The Liberte stent  was  also
accused  of infringing Cordis' Gray patent that expires
in   2016.  In  June  2005,  a  jury  found  that   the
Express2(TM), Taxus(R) and Liberte stents infringed the Palmaz patent and that the Liberte stent also infringed the Gray patent. Boston Scientific has filed post-trial motions seeking to vacate the verdict or obtain a new trial. If those motions are denied, there will be a trial on damages and willfulness in the future.

PATENT  LITIGATION  AGAINST VARIOUS JOHNSON  &  JOHNSON
SUBSIDIARIES

The  products of various Johnson & Johnson subsidiaries
are   the  subject  of  various  patent  lawsuits,  the
outcomes  of  which could potentially adversely  affect
the   ability  of  those  subsidiaries  to  sell  those
products,  or require the payment of past  damages  and
future royalties. With respect to all of these matters,
the Johnson & Johnson subsidiary involved is vigorously
defending  against  the  claims  of  infringement   and
disputing,   where   appropriate,  the   validity   and
enforceability of the patent claims asserted against it.


In  July  2005,  a  jury in Federal District  Court  in
Delaware   found   that  the  Cordis  CYPHER(R)   stent
infringed Boston Scientific's Ding `536 patent and that the Cordis CYPHER(R) and BX VELOCITY(R) stents also infringed Boston Scientific Corporation's Jang `021 patent. The jury also found both of those valid. Cordis has asked the judge to overturn the jury verdicts or grant a new trial. If the judge does not overturn the jury verdicts, there will be a damage and willfulness trial in 2006 and Boston Scientific will seek an injunction against CYPHER(R). If upheld by the trial court, Cordis will appeal the jury verdicts to the Court of Appeals for the Federal Circuit.

Trial    of    Boston   Scientific's   case   asserting
infringement  by the CYPHER(R) stent of another  Boston
Scientific patent, which had been scheduled for trial in March 2006, has been adjourned without a new date.
In that case as well, Boston Scientific seeks an injunction and substantial damages.

In  January  2005, the Federal District Court  for  the
Southern District of Florida granted Cordis summary judgment dismissing a breach of contract and patent infringement suit filed against Cordis by Arlaine and Gina Rockey seeking royalties on the sales of all Cordis balloon expandable stents. Plaintiffs filed an appeal to the Court of Appeals for the Federal Circuit which, in March 2006, affirmed the judgment of the district court.

In an action filed in Belgium by Boston Scientific under its Kastenhofer patent, Boston Scientific is seeking a pan-European injunction against the sale of infringing catheters, i.e., an injunction that would be effective not just in Belgium but in all of the countries served by the European Patent Office. Trial has not been scheduled but could occur during 2006.
In Germany, Boston Scientific has several actions based on Ding patents pending against the Cordis CYPHER stent. No trial has been scheduled in those cases.

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries.

J&J		 		  Plaintiff/
Product        Company  Patents	  Patent Holder	     Court  Trial Date  Filed

Drug Eluting   Cordis	Grainger  Boston Scientific   D. Del.	 *	12/03
Stents					Corp.

Drug Eluting   Cordis	Ding	  Boston Scientific   Germany	 *	04/04
Stents					Corp.				11/04

Stents         Cordis	Boneau    Medtronic Inc.      D. Del.    * 	04/02

Two-layer      Cordis	Kasten-	  Boston Scientific   N.D. Cal	 * 	02/02
Catheters		hofer		Corp.	      Belgium	 *	12/03
                        Forman


Stents         Cordis 	Israel    Medinol	Multiple E.U.	 *	05/03
						jurisdictions

Contact Lenses Vision 	Nicolson  CIBA Vision	M.D. Fla.	 *	09/03
                Care

* Trial date to be established.


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

As previously communicated and noted from the following
chart,  30-month stays have or are scheduled to  expire
during  2006 with respect to ANDA challenges  regarding
ORTHO  TRI-CYCLEN(R) LO, RISPERDAL(R)  and  TOPAMAX(R).
Trial  did not occur before the expiration of the  stay
with respect to ORTHO TRI-CYCLEN(R) LO, is unlikely  to
occur with respect to RISPERDAL(R), but could occur  in
the  case  of  TOPAMAX(R). Unless  30-month  stays  are
extended  or preliminary injunctions granted,  outcomes
which are uncertain, final FDA approval to market  will
occur  shortly after expiration of the 30-month  stays.
Because  a  firm  that launches an ANDA product  before
trial  would be liable potentially for lost profits  if
found  at  trial to infringe a valid patent,  typically
ANDA    products   are   not   launched   under    such
circumstances. Nonetheless, such "at risk" launches have occurred in cases involving drugs of Johnson &
Johnson subsidiaries, and the risk of such a launch cannot be ruled out.


Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expires

ACIPHEX(R) 20  Eisai       Teva        S.D.N.Y.   *      11/03    02/07
 mg delay  (for Janssen)   Dr. Reddy's S.D.N.Y.   *      11/03    02/07
release                    Mylan       S.D.N.Y.   *      01/04    02/07
tablet


AXERT(R) 6.25  Almirall    Teva        S.D.N.Y.   *      03/06    11/08
 and 12.5 mg   Ortho-McNeil
               Neurologics


CONCERTA(R)    McNeil-PPC  Impax       D.Del.     *      09/05    None
18,27,36 and   ALZA        Andrx
 54 mg
controlled
release
tablet


DITROPAN     Ortho-McNeil  Mylan       D.W.V.            02/05  05/03 09/05
 XL(R),      ALZA          Impax       N. D.Cal.         12/05  09/03 01/06
5, 10, 15 mg
controlled
release
tablet

LEVAQUIN(R)   Daiichi,      Mylan       D.W.V.           05/04  02/02 07/04
 Tablets      JJPRD
250,500,      Ortho-McNeil  Teva        D.N.J.             *    06/02 11/04
 750 mg
 tablets


LEVAQUIN(R)   Daiichi,JJPRD Sicor (Teva)D.N.J.             *    12/03 05/06
 Injectable   Ortho-McNeil
Single use
 vials and
5 mg/ml premix

LEVAQUIN(R)   Daiichi,JJPRD American    D.N.J.             *    12/03 05/06
 Injectable   Ortho-McNeil  Pharmaceutical
Single use                  Partners
 vials


QUIXIN(R)     Daiichi,      Hi-Tech     D.N.J.             *    12/03 05/06
 Ophthalmic   Ortho-McNeil  Pharmacal
Solution
 (Levo-
floxacin)
Ophthalmic
 solution

ORTHO TRI     Ortho-McNeil  Barr         D.N.J.             *   10/03 02/06
 CYCLEN(R) LO
0.18 mg/0.025
 mg 0.215 mg/
0.025 mgand 0.25
 mg/0.025 mg

PEPCID(R)     McNeil-PPC    Perrigo      S.D.N.Y.           *   02/05 06/07
 Complete

RAZADYNE(TM)  Janssen       Teva         D. Del           06/07 07/05 01/08
                            Mylan        D. Del           06/07 07/05 01/08
                            Dr. Reddy's  D. Del           06/07 07/05 01/08
                            Purepac      D. Del           06/07 07/05 01/08
                            Barr         D. Del           06/07 07/05 01/08
                            Par          D. Del           06/07 07/05 01/08
                            AlphaPharm   D. Del           06/07 07/05 01/08

RISPERDAL(R)  Janssen       Mylan        D.N.J.             *   12/03 05/06
 Tablets                    Dr. Reddy's  D.N.J.             *   12/03 06/06
..25,0.5,
 1,2,3,4
mg tablets

RISPERDAL(R)  Janssen       Dr. Reddy's  D.N.J.             *   02/05 07/07
 M-Tab                      Barr         D.N.J.             *   10/05 02/08
0.5,1,2,3,
4 mg

RISPERDAL(R)  Janssen       Apotex       D.N.J.             *   03/06 08/08
 Oral
 Solution
1 mg/ml

TOPAMAX(R)    Ortho-McNeil  Mylan        D.N.J.             *   04/04 09/06
25,50,100,                  Cobalt       D.N.J.             *   10/05 03/08
200 mg tablet

TOPAMAX(R)    Ortho-McNeil  Cobalt       D.N.J.             *   12/05 05/08
 SPRINKLE
25,50 mg
 capsule

ULTRACET(R)   Ortho-McNeil  Kali (Par)   D.N.J.             *   11/02 04/05
 37.5 tram/                 Teva         D.N.J.             *   02/04 07/06
325 apap tablet             Caraco       E.D. Mich          *   09/04 02/07


* Trial date to be established



In   the   action   against  Mylan  and   Dr.   Reddy's
Laboratories   regarding  RISPERDALr,   a   preliminary
injunction motion is scheduled to be heard by the district court in New Jersey on June 28 and 29, 2006.

In the action against Mylan Pharmaceuticals USA (Mylan)
involving   the   Company's   subsidiary   Ortho-McNeil
Pharmaceutical, Inc.'s (Ortho-McNeil) product, DITROPAN
XL(R)  (oxybutynin  chloride), the court  in  September
2005  found the DITROPAN XL(R) patent invalid  and  not
infringed  by  Mylan's ANDA product.  Ortho-McNeil  and
ALZA  Corporation (ALZA), a subsidiary of the  Company,
have  appealed. In the action against Impax, Impax also
received  judgment of invalidity based on the  decision
in  the  Mylan  suit  and Ortho-McNeil  and  ALZA  have
appealed   that  decision.  Both  appeals   have   been
consolidated. Neither Mylan nor Impax has received final FDA approval to launch its ANDA product, but such approval could come at any point.

In  December 2005, Mylan announced that it had  entered
into   two   agreements  with  Ortho-McNeil   regarding
oxybutynin  chloride  extended  release  tablets.   One
agreement relates to Ortho-McNeil's supply of certain dosages of oxybutynin chloride extended release tablets and the second relates to a patent license to ALZA intellectual property regarding DITROPAN XL(R). These agreements, which are confidential, have been submitted to the Federal Trade Commission.

In  the  weeks  following the  adverse  ruling  in  the
DITROPAN   XL(R)  ANDA  litigation  against  Mylan   in
September 2005, Ortho-McNeil and ALZA received six antitrust class action complaints filed by indirect purchasers of the product. The complaints were filed in various federal courts, but all claim damages based on the laws of over 25 states. They allege that Ortho-
McNeil and ALZA violated the antitrust laws of the various states by knowingly pursuing baseless patent litigation, and thereby delaying entry into the market by Mylan and Impax.

In  the action against Mylan involving Ortho-McNeil for
LEVAQUIN(R) (levofloxacin), the trial judge in December
2004  found the patent at issue valid, enforceable  and
infringed  by  Mylan's  ANDA  product  and  issued   an
injunction precluding sale of the product until patent expiration in late 2010. In December 2005, the Court of Appeals for the Federal Circuit affirmed the judgment of validity, enforceability and infringement. Mylan filed a motion for rehearing by the Court of Appeals, which has been denied.

In  the  consolidated actions against Teva, Sicor,  Hi-
Tech  Pharmacal,  and American Pharmaceutical  Partners
involving    the   ANDAs   for   various   levofloxacin
preparations, summary judgment was granted  for  Ortho-
McNeil and ALZA in March 2006 on the claim that the LEVAQUIN(R) patent was obtained by inequitable conduct and was therefore unenforceable.



In  the  action  against Kali involving  Ortho-McNeil's
ULTRACET(R)   (tramadol   hydrochloride/acetaminophen),
Kali  moved  for  summary judgment  on  the  issues  of
infringement  and  invalidity in  October  2004  and  a
decision  is expected anytime. With respect  to  claims
other  than  that  at  issue in the litigation  against
Kali,  Ortho-McNeil has filed a reissue application  in
the  U.S. Patent and Trademark Office seeking to narrow
the  scope of the claims. Notice of allowance  of  that
patent  was  received  in October 2005.  Kali  obtained
final  approval of its ANDA at expiration  of  the  30-
month  stay  in  April 2005, and launched  its  generic
product   the  same  day.  If  Ortho-McNeil  ultimately
prevails in its patent infringement action against Kali, Kali will be subject to an injunction and damages.

In  the  action against Teva Pharmaceuticals USA (Teva)
involving       Ortho-McNeil's       ULTRACETr(tramadol
hydrocholoride/acetaminophen),  Teva  has   moved   for
summary  judgment  on  the issues of  infringement  and
validity. The briefing on that motion was completed  in
March  2005.  A ruling could issue at any point.   Barr
Laboratories  has  been  joined  in  the  suit   as   a
codefendant as the successor to Teva's ANDA.

In  the  action against Caraco involving Ortho-McNeil's
ULTRACET(R)   (tramadol  hydrocholoride/acetaminophen),
Caraco's   motion   for  summary   judgment   of   non-
infringement was granted in October 2005. Ortho-McNeil has appealed that decision. Caraco launched its generic
ULTRACET(R) "at risk" in December 2005.

With respect to all of the above matters, the Johnson &
Johnson subsidiary involved is vigorously defending the
validity   and   enforceability   and   asserting   the
infringement of its own or its licensor's patents.

AVERAGE WHOLESALE PRICE (AWP) LITIGATION
Johnson  & Johnson and its pharmaceutical subsidiaries,
along with numerous other pharmaceutical companies, are
defendants in a series of lawsuits in state and federal
courts  involving  allegations  that  the  pricing  and
marketing  of certain pharmaceutical products  amounted
to fraudulent and otherwise actionable conduct because,
among other things, the companies allegedly reported an
inflated Average Wholesale Price (AWP) for the drugs at
issue.  Most  of these cases, both federal actions  and
state  actions  removed  to federal  court,  have  been
consolidated for pre-trial purposes in a Multi-District
Litigation  (MDL) in Federal District Court in  Boston,
Massachusetts.  The plaintiffs in these  cases  include
classes  of private persons or entities that  paid  for
any portion of the purchase of the drugs at issue based
on   AWP,  and  state  government  entities  that  made
Medicaid payments for the drugs at issue based on  AWP.
In  the MDL proceeding in Boston, plaintiffs moved  for
class  certification of all or some  portion  of  their
claims.  On August 16, 2005, the trial judge  certified
Massachusetts   only   classes  of   private   insurers
providing "Medi-gap" insurance coverage and private payers for physician-administered drugs where payments were based on AWP. The judge also allowed plaintiffs to file a new complaint seeking to name proper parties to represent a national class of individuals who made co-payments for physician-administered drugs covered by Medicare. The Court of Appeals declined to allow an appeal of those issues and in January 2006, the court certified the national class as noted above.

OTHER
In  June  2003,  the  Company received  a  request  for
records   and  information  from  the  U.S.  House   of
Representatives' Committee on Energy  and  Commerce  in
connection  with its investigation into  pharmaceutical
reimbursements   and   rebates  under   Medicaid.   The
Committee's  request  focuses on the  drug  REMICADE(R)
(infliximab), marketed by the Company's Centocor,  Inc.
(Centocor) subsidiary. In July 2003, Centocor  received
a  request  that it voluntarily provide  documents  and
information  to  the  criminal  division  of  the  U.S.
Attorney's   Office,  District  of   New   Jersey,   in
connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the U.S. Attorney's Office.
Both the Company and Centocor responded, or are in the process of responding, to these requests for documents and information.

In December 2003, Ortho-McNeil received a subpoena from
the   United   States  Attorney's  Office  in   Boston,
Massachusetts   seeking  documents  relating   to   the
marketing,  including alleged off-label  marketing,  of
the  drug  TOPAMAX(R)  (topiramate).  Ortho-McNeil   is
cooperating in responding to the subpoena.  In  October
2004,  the  U.S.  Attorney's  Office  in  Boston  asked
attorneys for Ortho-McNeil to cooperate in facilitating
the  subpoenaed testimony of several present and former
Ortho-McNeil employees before a federal grand  jury  in
Boston.  Cooperation  in  securing  the  testimony   of
additional witnesses before the grand jury has been requested and is being provided.

In  January 2004, Janssen received a subpoena from  the
Office  of  the Inspector General of the United  States
Office   of   Personnel  Management  seeking  documents
concerning sales and marketing of, any and all payments
to  physicians  in connection with sales and  marketing
of, and clinical trials for, RISPERDAL(R) (risperidone)
from  1997  to 2002. Documents subsequent to 2002  have
also  been  requested. An additional  subpoena  seeking
information about marketing of and adverse reactions to
RISPERDAL(R)  was  received  from  the  United   States
Attorney's   Office   for  the  Eastern   District   of
Pennsylvania in November 2005. Janssen is cooperating in responding to these subpoenas.

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

In  August 2004, Johnson & Johnson Health Care Systems,
Inc. (HCS), a Johnson & Johnson subsidiary, received a subpoena from the Dallas, Texas U. S. Attorney's Office seeking documents relating to the relationships between the group purchasing organization Novation and HCS and other Johnson & Johnson subsidiaries. The Company's subsidiaries involved have responded to the subpoena.


In  September 2004, Ortho Biotech Inc. (Ortho Biotech),
a  Johnson  & Johnson subsidiary, received  a  subpoena
from  the  U.S.  Office of Inspector General's  Denver,
Colorado  field  office seeking documents  directed  to
sales  and marketing of PROCRIT(R) (Epoetin alfa)  from
1997  to the present, as well as to dealings with  U.S.
Oncology  Inc.,  a  healthcare  services  network   for
oncologists.  Ortho  Biotech  has  responded   to   the
subpoena.

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

In  June  2005, the United States Senate  Committee  on
Finance  requested  the Company to produce  information
regarding  its  use  of educational grants.  A  similar
request   was   sent  to  other  major   pharmaceutical
companies.  In  July  2005, the Committee  specifically
requested  information  about  educational  grants   in
connection with the drug PROPULSID(R). A follow up request was received from the Committee for additional information in January 2006. The Company is in the process of responding to the most recent request.

In  July  2005, Scios Inc. (Scios), a Johnson & Johnson
subsidiary, received a subpoena from the United  States
Attorney's  Office, District of Massachusetts,  seeking
documents  related  to  the  sales  and  marketing   of
NATRECOR(R).  Scios is responding to the  subpoena.  In
early   August  2005,  Scios  was  advised   that   the
investigation  will  be handled by  the  United  States
Attorney's   Office  for  the  Northern   District   of
California in San Francisco.

In  September  2005,  Johnson  &  Johnson  received   a
subpoena  from  the  United States  Attorney's  Office,
District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries involved are in the process of responding to the subpoena.

In January 2006, Janssen received a civil investigative
demand  from  the Texas Attorney General seeking  broad
categories of documents related to sales and  marketing
of   RISPERDAL(R).  Janssen  is  in  the   process   of
responding to the request.

  In  February  2006,  Johnson  &  Johnson  received  a
subpoena  from  the  Securities &  Exchange  Commission
requesting  documents relating to the participation  by
several Johnson & Johnson business units in the  United
Nations  Iraq  Oil For Food Program.   The  Company  is
cooperating  with  the  SEC  in  producing   responsive
documents.


In   September   2004,  plaintiffs  in  an   employment
discrimination litigation initiated against the Company
in  2001 in Federal District Court in New Jersey  moved
to certify a class of all African American and Hispanic
salaried employees of the Company and its affiliates in
the  U.S., who were employed at any time from  November
1997  to  the present. Plaintiffs seek monetary damages
for  the  period  1997 through the  present  (including
punitive  damages)  and equitable relief.  The  Company
filed  its  response to plaintiffs' class certification
motion   in   May  2005.  The  Company   disputes   the
allegations in the lawsuit and is vigorously defending against them.

The  Company, along with its wholly owned  Ethicon  and
Ethicon  Endo-Surgery subsidiaries, are  defendants  in
three federal antitrust actions challenging suture  and
endo-mechanical   contracts   with   group   purchasing
organizations  and  hospitals in  which  discounts  are
predicated  on  a  hospital achieving specified  market
share targets for both categories of products. In  each
case, plaintiffs seek substantial monetary damages  and
injunctive  relief. These actions are: Applied  Medical
v.  Ethicon  Inc.  et al. (C.D.CA, filed  September  5,
2003);  Conmed  v. Johnson & Johnson et al.  (S.D.N.Y.,
filed November 6, 2003); and Genico v. Ethicon, Inc. et
al.  (E.D.  TX,  filed October 15, 2004).  The  Applied
Medical  case is scheduled for trial in July 2006.   In
December  2005, two purported class actions were  filed
on behalf of purchasers of endo-mechanical instruments.
These   actions,  captioned  Delaware  Valley  Surgical
Supply  Co.,  Inc.  v. Johnson &  Johnson  et  al.  and
Niagara  Falls  Memorial Medical Center  v.  Johnson  &
Johnson et al., were both filed in the Federal District
Court for the Central District of California.

After  a  remand  from  the Federal  Circuit  Court  of
Appeals   in  January  2003,  a  partial  retrial   was
commenced in October and concluded in November 2003 in Federal District Court in Boston, Massachusetts in the action Amgen, Inc. (Amgen) v. Transkaryotic Therapies,
Inc.  (TKT) and Aventis Pharmaceutical, Inc. (Aventis).
The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated
EPO product, and Aventis, which held marketing rights to the TKT product, asserting that TKT's product infringes various Amgen patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the district court issued rulings that upheld its initial findings in 2001 that Amgen's patent claims were valid and infringed. An appeal to the Court of Appeals for the Federal Circuit was argued on December
7, 2005. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications. Ortho Biotech is not a party to the action.

In  November  2005, Amgen filed suit against  Hoffmann-
LaRoche, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO.
Ortho Biotech has sought to intervene in the case. The suit is in its preliminary stages.


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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For  the fiscal first quarter of 2006, worldwide  sales
were  $13.0 billion, with a total increase of 1.2%  and
an  operational increase of 3.5% over 2005 fiscal first
quarter  sales  of  $12.8  billion.   Currency  had   a
negative 2.3% impact on total reported fiscal first quarter 2006 sales.

Sales by U.S. companies were $7.4 billion in the fiscal first quarter of 2006, which represented a total increase of 1.6% over the same period last year. Sales by international companies were $5.6 billion, which represented a total increase of 0.8%, an operational increase of 6.1%, and a negative impact from currency of 5.3% over 2005 fiscal first quarter sales.

Sales  by companies in Europe experienced a decline  of
3.3%,  with  operational growth of 5.3% and a  negative
impact  from  currency of 8.6%.  Sales by companies  in
the Western Hemisphere, excluding the U.S., experienced
growth  of  13.4%, operational growth  of  5.7%  and  a
positive  impact  from  currency  of  7.7%.   Sales  by
companies  in  the Asia-Pacific, Africa  region  posted
sales  growth of 3.3%, with operational growth of  8.1%
and a negative impact from currency of 4.8%.

Analysis of Sales by Business Segments

Consumer
Consumer  segment sales in the fiscal first quarter  of
2006  were  $2.4 billion, an increase of 3.3% over  the
same period a year ago, with 4.5% of operational growth
and  a  negative  impact from currency  of  1.2%.  U.S.
consumer   segment   sales   increased   3.2%,    while
international    sales   increased   3.3%,    including
operational growth of 5.7% and a negative currency impact of 2.4%.


Major Consumer Franchise Sales
(Dollars in Millions)

                          Fiscal Quarters Ended
                  April 2, April 3, Total  Operations  Currency
                   2006     2005   Change    Change     Change
Skin Care           $659   $620      6.2%     8.7%      (2.5)%
OTC Pharm & Nutr     653    685     (4.6)    (3.7)      (0.9)
Baby & Kids Care     406    379      7.2      7.9       (0.7)
Women's Health       399    377      5.9      6.5       (0.6)
Other                238    219      8.7      9.6       (0.9)
Total             $2,355 $2,280     3.3%     4.5%       (1.2)%

Consumer  segment  sales  growth  was  attributable  to
strong  sales  performance in the major  franchises  in
this segment including Skin Care, Baby & Kids Care  and
Women's  Health  franchises,  partially  offset  by   a
decline   in  the  OTC  Pharmaceutical  &  Nutritionals
franchise.  The Skin Care franchise operational  growth
of 8.7% was driven by strong performances from AVEENO(R),
Neutrogena(R) and RoC(R) in the U.S., and AVEENO(R)  and
JOHNSON'S(R) Adult  outside the U.S.  Solid  operational
growth was related to new products introduced in  2005,
as  well as a number of new products introduced  during
the  first  quarter  of 2006.  The  Baby  &  Kids  Care
franchise operational growth of 7.9% was the result  of
continued   success  with  JOHNSON'S(R) SOFTWASH(R) and
SOFTLOTION(TM) product lines and baby gift  sets.   The
Women's health franchise achieved operational growth of
6.5% with strong contributions from K-Y(R) and STAYFREE(R)
product    lines.    The   OTC   Pharmaceuticals    and
Nutritionals   franchise  experienced  an   operational
decline  of 3.7% due to the negative impact  of  retail
restrictions   implemented   on   products   containing
pseudoephedrine.     In   response,    several    upper
respiratory products not containing pseudoephedrine were launched during the fiscal first quarter of 2006.

Pharmaceutical
Pharmaceutical  segment  sales  in  the  fiscal   first
quarter  of 2006 were $5.6 billion, a decrease of  2.2%
over  the  same  period a year ago.   Currency  had  an
adverse impact of 1.8%, and 0.4% of the change was  due
to  operational  sales declines.   U.S.  Pharmaceutical
sales    declined   by   2.2%,   while    international
Pharmaceutical   sales  declined  by  2.4%,   including
operational growth of 2.9% and a negative impact from currency of 5.3%.


Major Pharmaceutical Product Revenues
(Dollars in Millions)


                            Fiscal Quarters Ended
                   April 2,   April 3,   Total  Operations  Currency
                     2006       2005    Change   Change     Change

RISPERDAL(R)/
 RISPERDAL(R)
 CONSTA(R)          $1,018      $844    20.6%     24.2%    (3.6)%
PROCRITr/EPREX(R)      786       836    (5.9)     (4.0)    (1.9)
REMICADE(R)            681       577    18.0      18.0        -
TOPAMAX(R)             471       406    15.9      17.1     (1.2)
LEVAQUIN(R)/FLOXIN(R)  401       440    (8.9)     (9.0)     0.1
DURAGESIC(R)/Fentanyl
 Transdermal           325       450   (27.8)    (24.3)    (3.5)
Aciphex(R)/Pariet(TM)  306       278    10.0      12.9     (2.9)
Hormonal
 Contraceptives        254       302   (16.0)    (15.7)    (0.3)
Other                1,384     1,622   (14.7)    (13.0)    (1.7)

Total               $5,626    $5,755    (2.2)%    (0.4)%   (1.8)%

Sales  growth  within the segment  was  led  by  strong
performances from RISPERDAL(R) (risperidone), REMICADE(R)
(infliximab)  and  TOPAMAX(R)  (topiramate).   Generic
competition related to DURAGESIC(R) (fentanyl transdermal system), ULTRACET(R)(tramadol hydrochloride/acetaminophen),
SPORANOX(R) (itraconazole) and hormonal contraceptives continued to negatively impact sales during the fiscal first quarter of 2006.


RISPERDAL(R) (risperidone), a medication that treats  the
symptoms   of  schizophrenia,  and  RISPERDAL(R) CONSTA(R)
(risperidone)    long   acting   injection,    achieved
operational  growth  of  24.2%  in  the  fiscal   first
quarter.  Sales growth was positively impacted due to a
retroactive change in the methodology used to calculate
the   average   manufacturing  price  for   calculating
Medicaid rebates.  This increased fiscal first  quarter
growth    for    RISPERDAL(R)/RISPERDAL(R)  CONSTA(R) by
approximately 4%.

PROCRIT(R)  (Epoetin alfa) and EPREX(R) (Epoetin  alfa)
performance  continued  to  be  adversely  affected  by
competition.  Combined,  these  two  products  had   an
operational sales decline of 4.0% as compared to prior year fiscal first quarter, due to competitive pressure.

REMICADE(R) (infliximab), a biologic  approved  for  the
treatment  of  Crohn's disease, ankylosing spondylitis,
psoriasis, psoriatic arthritis, ulcerative colitis  and
use   in   the   treatment  of  rheumatoid   arthritis,
experienced  strong operational growth  of  18.0%  over
prior year fiscal first quarter.  This continued growth
was   driven  by  increasing  demand  due  to  expanded
indications.

TOPAMAX(R) (topiramate), which  has  been  approved  for
adjunctive and monotherapy use in epilepsy, as well as,
for    the   prophylactic   treatment   of   migraines,
experienced strong operational growth of 17.1%.

LEVAQUIN(R) (levofloxacin) experienced an operational decline of 9.0% over prior year, due to a milder flu season as compared to prior year.

DURAGESIC(R)/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 24.3%, primarily driven by the negative impact of generic competition in the U.S. beginning in January
2005. Additionally, generic versions of DURAGESIC(R) have been launched in Europe.

The  hormonal  contraceptive franchise  experienced  an
operational sales decline of 15.7% primarily  resulting
from  generic competition in oral contraceptives.  This
was  partially  offset by strong growth in  ORTHO  TRI-
CYCLEN(R)  LO (norgestimate/ethinyl estradiol),  a  low
dose          oral         contraceptive.         ORTHO
EVRA(R)(norelgestromin/ethinyl estradiol), the first contraceptive patch approved by the FDA, experienced a significant decline in sales as a result of labeling changes and negative media coverage concerning product safety.

CONCERTA(R) (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 20.2% over the fiscal first quarter of 2005. At present, the FDA has not approved any generic version that is substitutable for CONCERTA(R). Abbreviated New Drug Applications
(ANDAs) for generic versions of CONCERTA(R) are pending and may be approved at any time. Recent negative publicity and FDA activities concerning attention deficit hyperactivity products may impact CONCERTA(R) sales in 2006.


NATRECOR(R)  (nesiritide), a product for the  treatment
of patients with acutely decompensated congestive heart
failure  who  have  dyspnea at  rest  or  with  minimal
activity,  has  experienced a  significant  decline  in
demand  due to recent negative media coverage regarding
a meta analysis of selected historical clinical trials.
The   Company  believes  that  there  is  no  new  data
supporting   the  conclusions  of  these  medical   and
consumer publications and the currently approved label for NATRECOR(R) reflects all available data to date.

Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment sales  in  the
fiscal  first  quarter of 2006 were  $5.0  billion,  an
increase  of 4.5% over the same period a year ago  with
7.9%  of  this change due to operational growth  and  a
negative  impact  from  currency  of  3.4%.   The  U.S.
Medical Devices and Diagnostics sales increase was 6.7%, while the growth in international Medical Devices and Diagnostics sales was 2.3%, including operational growth of 9.0% and a decrease of 6.7% related to the negative impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
(Dollars in Millions)

                                Fiscal Quarters Ended
                    April 2,   April 3,  Total  Operations  Currency
                      2006      2005     Change   Change     Change

CORDIS(R)            $1,075     $969      10.9%    14.7%     (3.8)%
DEPUY(R)              1,039      993       4.7      7.6      (2.9)
ETHICON ENDO-
SURGERY(R)              794      767       3.5      7.0      (3.5)
ETHICON(R)              774      787      (1.7)     1.9      (3.6)
LIFESCAN(R)             504      501       0.7      3.0      (2.3)
Vision Care             441      407       8.2     13.2      (5.0)
ORTHO-CLINICAL
 DIAGNOSTICS(R)         370      355       4.3      7.4      (3.1)
Other                    14       18     (16.7)   (22.2)      5.5

Total                $5,011   $4,797       4.5%     7.9%     (3.4)%

The Cordis franchise was a key contributor to the Medical Devices and Diagnostics segment results, with operational growth of 14.7%. The primary growth driver of the Cordis franchise was the CYPHER(R) Sirolimus-eluting Stent in both U.S. and international markets.
Solid double-digit growth was also achieved by Biosense
Webster.

In  April  and  July  of  2004, the  Cordis  Cardiology
Division of Cordis Corporation received Warning Letters
from  the  FDA  regarding  Good Manufacturing  Practice
regulations and Good Clinical Practice regulations.  In
response  to  the  Warning  Letters,  Cordis  has  made
improvements  to its quality systems and  has  provided
periodic  updates  to  the FDA.  The  Clinical  Warning
Letter   issues  have  been  resolved  to   the   FDA's
satisfaction.   With  respect  to  the  Quality  System
Warning Letter, in addition to the improvement  updates,
the Cordis Juarez and stent  supplier  locations   were
inspected  in 2006 with acceptable results.  Cordis  is
now  preparing  for  second and/or  third  quarter  re-
inspections  in  the  Miami  Lakes,  Puerto  Rico   and
possibly Warren locations.


The  DePuy franchise's operational growth of  7.6%  was
primarily    due    to   DePuy's   orthopaedic    joint
reconstruction products including the hip and knee product lines. Strong performance was also reported in Mitek sports medicine products.

The    Ethicon   Endo-Surgery   franchise   experienced
operational  growth  of  7.0% over  prior  year.   This
growth was mainly driven by
endocutter   sales  that  include  products   used   in
performing  bariatric procedures for the  treatment  of
obesity,  an  important focus area for  the  franchise.
Additionally,  strong results were  achieved  with  the
success of the HARMONIC SCALPEL(R), an ultrasonic cutting
and   coagulating  surgical  device,   which   received
approval in January 2006 for expanded indications to include plastic surgery.

Ethicon worldwide sales grew operationally by 1.9% from
the  same  period  in the prior year.   Sales  of  both
GYNECARE products and DERMABOND(R) had strong results in the first quarter of 2006 as compared to the same period in the prior year.

The  LifeScan franchise experienced operational  growth
of  3.0%.   Strong  performance  was  achieved  in  the
ONETOUCH(R) ULTRA(R) product line. During the first quarter of 2006, the acquisition of Animas Corporation was completed, providing LifeScan with a platform for entry into the insulin pump segment of the diabetes market.

The Vision Care franchise operational sales growth of 13.2% was led by the continued success of ACUVUE(R)
ADVANCE(TM) brand contact lenses with HYDRACLEAR(TM), 1-DAY
ACUVUE(R), and ACUVUE(R) OASYS(TM) with HYDRA-CLEAR(TM).

The   Ortho-Clinical  Diagnostics  franchise   achieved
operational  growth  of  7.4% over  prior  year.   This
growth was mainly driven by the continued market penetration of automated blood typing products, ongoing growth of the ECI product line and the success of the VITROS(R) 5, 1 FS Clinical Chemistry system.

Cost of Products Sold and Selling, Marketing and
Administrative Expenses
Consolidated  costs  of goods sold increased  to  27.8%
from  27.2% of sales over the same period a  year  ago.
The increase resulted from an unfavorable product mix, partially offset by cost improvement initiatives.

Consolidated    selling, marketing  and  administrative
expenses  decreased 0.8% over the same  period  a  year
ago.  Selling, marketing and administrative expenses as
a  percent  to  sales were 31.5% versus  32.2%  in  the
fiscal   first  quarter  of  2005.   The  decrease   is
attributable to cost containment efforts across many of the Company's businesses.

Research & Development
Research activities represent a significant part of the Company's business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with  governmental  regulations for the  protection  of
consumers  and patients.  Worldwide costs  of  research
activities  for the fiscal first quarter of  2006  were
$1.5 billion, an increase of 10.7% over the same period
a  year  ago.   As  a percent to sales,  the  level  of
research and development spending increased to 11.8% in 2006, from 10.8% during the same period a year ago.
This incremental increase in research and development reflects both the significant number of pharmaceutical projects in late stage development and higher levels of investment in research projects in the Consumer and Medical Devices and Diagnostics segment.

In-Process Research & Development
In  the  fiscal  first  quarter  of  2006  the  Company
recorded an aggregate in-process research & development
(IPR&D)  charge  of  $37 million  before  tax  and  $29
million  after tax related to the acquisitions of  Hand
Innovations LLC and Future Medical Systems S.A.

Other (Income) Expense, Net
Other (income) expense included gains and losses related
to  the sale and write-down of certain equity securities
of the Johnson & Johnson Development Corporation, losses
on the disposal of fixed assets, currency gains & losses,
minority interests, litigation settlement   expense,  as
well as,  royalty income.  The favorable change in other
(income) expense as compared to the same period a year ago was due to the Guidant termination fee, less associated expenses, of $622 million before tax.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a  percent
to  sales in the fiscal first quarter of 2006 was 19.7%
versus  19.2%  over the same period a year  ago.   This
increase was primarily due to a reduction in consumer promotions and advertising in the OTC Pharmaceutical and Nutritionals franchise.

Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent  to sales in the fiscal first quarter  of  2006
was 34.3% versus 36.1% over the same period a year ago.
Operating profit was negatively impacted by increased research and development spending, as well as, lower gross profit margins.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent of sales in the fiscal
first  quarter of 2006 was 30.7% versus 30.2% over  the
same  period  a  year ago.  The primary driver  of  the
improved  operating profit in the Medical  Devices  and
Diagnostics segment over the same period a year ago was
the  Guidant termination fee, less associated expenses,
of  $622 million before tax.  An additional contributor
was   enhanced  gross  profit,  resulting   from   cost
reduction programs, and favorable product mix, which offset increased research and development spending.


Interest (Income) Expense
Interest  income  in the fiscal first quarter  of  2006
increased by $113 million over the fiscal first quarter
of  2005, due primarily to the higher rates of interest
earned on the Company's cash holdings, as well as,  the
improved  cash  position.   The  cash  balance,   which
included marketable securities, was $17.2 billion at the end of the fiscal first quarter of 2006. This is $3.5 billion higher than the same period a year ago.

Interest  expense in the fiscal first quarter  of  2006
remained flat versus fiscal first quarter of 2005.

Provision For Taxes on Income
The worldwide effective income tax rates for the fiscal first quarters of 2006 and 2005 were 28.4% and 27.7%, respectively. The increase in the effective tax rate of 0.7% was primarily due to the Guidant termination fee of $622 million, less associated expenses, before tax recorded at a 40.8% tax rate, partially offset by increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including  working  capital, capital expenditures,  and
acquisitions.    Other  uses  of  cash  include   share
repurchases,  dividends and debt  repayments.   In  the
fiscal first quarter of 2006, cash flow from operations
was  $3.5 billion, an increase of $0.8 billion over the
same period a year ago.  The major factors contributing
to  the  increase was a growth in net  income  of  $0.5
billion,  which  includes the Guidant termination  fee,
less  associated expenses, of $368 million  after  tax,
and   an  increase  in  accounts  payable  and  accrued
liabilities of $0.9 billion.  This was partially offset
by  a  $0.4 billion increase in other current and  non-
current  assets.  Net cash used by investing activities
decreased  by  $0.4 billion due to a $1.2  billion  net
decrease in purchases of investments offset by  a  $0.8
billion  increase  in acquisition activity.   Net  cash
used  by  financing activities remained  flat  at  $1.2
billion.   Cash and current marketable securities  were
$17.2 billion at the end of the fiscal first quarter of 2006 as compared with $16.1 billion at fiscal year end
2005.

Dividends
On  January 4, 2006, the Board of Directors declared  a
regular cash dividend of $0.33 per share, paid on March
14,  2006 to shareholders of record as of February  28,
2006.   This represented an increase of 15.8% from  the
fiscal first quarter of 2005 dividend.

On  April  27, 2006, the Board of Directors declared  a
regular  cash dividend of $0.375 per share, payable  on
June  13, 2006 to shareholders of record as of May  30,
2006.  This  represented an increase of  13.6%  in  the
quarterly  dividend rate and was the  44th  consecutive
year  of  cash dividend increases.  The Company expects
to   continue  the  practice  of  paying  regular  cash
dividends.


OTHER INFORMATION
New Accounting Standards
The   Company  implemented  SFAS  123(R),  Share  Based
Payment,  in  the  fiscal first quarter  of  2006.  The
Company  applied the modified retrospective  transition
method   to   implement  SFAS  No.  123(R).  Previously
reported financial statements were restated to  reflect
SFAS No. 123 disclosure amounts.

The Company implemented SFAS 151, Inventory Costs, an amendment of ARB No. 43 in the fiscal first quarter of 2006. The adoption of this statement did not have a material effect on its results of operations, cash flows or financial position.

Economic and Market Factors
Johnson  & Johnson is aware that its products are  used
in  an  environment  where, for  more  than  a  decade,
policymakers,  consumers and businesses have  expressed
concern  about the rising cost of health care.  Johnson
&   Johnson  has  a  long-standing  policy  of  pricing
products responsibly. For the period 1995 through  2005
in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

Inflation rates, even though moderate in many parts  of
the  world  during 2005, continue to have an effect  on
worldwide  economies  and,  consequently,  on  the  way
companies operate. In the face of increasing costs, the
Company  strives to maintain its profit margins through
cost reduction programs, productivity improvements  and
periodic  price increases.  The Company  faces  various
worldwide  health  care  changes  that  may  result  in
pricing   pressures  that  include  health  care   cost
containment and government legislation relating to sales, promotions and reimbursement.

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

The Company's Annual Report on Form 10-K for the fiscal
year  ended January 1, 2006 contains, as an Exhibit,  a
discussion  of  additional  factors  that  could  cause
actual results to differ from expectations. The Company
notes   these  factors  as  permitted  by  the  Private
Securities Litigation Reform Act of 1995.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its
Annual Report on Form 10-K for the fiscal year ended
January 1, 2006.

Item 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures.  At the end of  the
period  covered  by this report, the Company  evaluated
the  effectiveness of the design and operation  of  its
disclosure  controls  and  procedures.   The  Company's
disclosure  controls  and procedures  are  designed  to
ensure that information required to be disclosed by the
Company  in the reports that it files or submits  under
the  Securities  Exchange Act is  recorded,  processed,
summarized  and  reported,  within  the  time   periods
specified  in  the  SEC's rules and forms.   Disclosure
controls  and  procedures include, without  limitation,
controls   and  procedures  designed  to  ensure   that
information required to be disclosed by the Company  in
the   reports  that  it  files  or  submits  under  the
Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or  persons
performing similar functions, as appropriate to  allow
timely   decisions   regarding   required   disclosure.
William C.  Weldon,  Chairman  and  Chief   Executive
Officer,  and  Robert J. Darretta,  Vice  Chairman  and
Chief  Financial Officer, reviewed and participated  in
this  evaluation.   Based on this  evaluation,  Messrs.
Weldon and Darretta concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Internal  control.  During the period covered  by  this
report, there were no changes in the Company's internal
control  over financial reporting that have  materially
affected,   or  are  reasonably  likely  to  materially
affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The information called for by this item is incorporated
herein by reference to Note 12 included in Part I, Item
1.   Financial  Statements  (unaudited)  -   Notes   to
Consolidated Financial Statements.

Item 1A - RISK FACTORS

Not applicable.

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and
Affiliated Purchasers.

On March 8, 2006, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $5 billion of the Company's common stock. The program has no time limit and may be suspended for periods or discontinued.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2006. Common Stock purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.

Fiscal Month      Total         Average   Total Number   Remaining
                  Number of     Price     of Shares      Maximum
                  Shares        Paid per  Purchased as   Number of
                  Purchased(1)  Share     Part of        Shares that
                                          Publicly       May Be
                                          Announced      Purchased
                                          Plans or       Under the
                                          Programs       Plans or
                                                         Programs (2)

January 2, 2006
through January
29, 2006            709,000     $61.93    N/A            N/A
January 30, 2006
through February
26, 2006            497,000     $57.39    N/A            N/A



February 27, 2006
through April 2,
2006              5,486,600     $59.78    5,086,600      79,286,709

(1) The Company repurchased an aggregate of 5,086,600 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on March 8, 2006 and an aggregate of 1,606,000 shares of Johnson & Johnson Common Stock in open-market transactions outside of the program.

(2) As of April 2, 2006, based on the closing price of the Company's Common Stock on the New York Stock
Exchange on March 31, 2006 of $59.22 per share.

Item 5 - OTHER INFORMATION

In  May  2006, Per A. Peterson, Chairman, Research  and
Development Pharmaceuticals Group and a member  of  the
Executive  Committee,  advised  the  Company   of   his
intention  to  retire from Johnson & Johnson  in  early
2007.

Item 6 - EXHIBITS

      Exhibit  3(i)  Certificate of  Amendment  to  the
      Restated Certificate of Incorporation of the Company effective April 28, 2006.

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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  May 10, 2006           By /s/ R. J. DARRETTA
                                  R. J. DARRETTA

                            Vice Chairman, Board of
                            Directors; Chief Financial
                            Officer and Director
                            (Principal Financial Officer)


Date:  May 10, 2006           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Principal Accounting Officer)




