Form 10-Q
period 2006-07-02
JOHNSON & JOHNSON
filed 2006-08-08
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2006

                          or

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

     On  July  30, 2006 2,925,021,833 shares of  Common
Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS

Part I - Financial Information                Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   July 2, 2006 and January 1, 2006              3


 Consolidated Statements of Earnings for the Fiscal
   Second Quarters Ended July 2, 2006 and
   July 3, 2005                                  5


 Consolidated Statements of Earnings for the Fiscal
   Six Months Ended July 2, 2006 and
   July 3, 2005                                  6

 Consolidated Statements of Cash Flows for the Fiscal
   Six Months Ended July 2, 2006 and
   July 3, 2005                                  7

 Notes to Consolidated Financial Statements      9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           31


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                       42

Item 4. Controls and Procedures                 42


Part II - Other Information

Item 1 - Legal Proceedings                      43

Item 1A - Risk Factors                          43

Item 2 - Unregistered Sales of Equity Securities
           and Use of Proceeds                  43

Item 4 - Submission of Matters to a Vote of Security
           Holders                              44

Item 6 - Exhibits                               45

  Signatures                                    46



Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                            July 2, 2006  January 1, 2006*
Current Assets:
Cash & cash equivalents             $14,647        $16,055

Marketable securities                    78             83

Accounts receivable, trade,
less allowances for doubtful
accounts
$163 (2005,$164)                      8,162          7,010

Inventories (note 4)                  4,313          3,959

Deferred taxes on income              2,091          1,931

Prepaid expenses and other
receivables                           2,223          2,442

  Total current assets               31,514         31,480

Marketable securities,
non-current                              21             20

Property, plant and equipment
at cost                              20,965         19,716

Less: accumulated
depreciation                         (9,678)        (8,886)

Property, plant and
equipment, net                       11,287         10,830

Intangible assets, net
(note 5)                              6,617          6,185

Goodwill, net (note 5)                6,657          5,990

Deferred taxes on income              1,683          1,138

Other assets                          3,211          3,221

  Total Assets                      $60,990        $58,864


* Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

    See Notes to Consolidated Financial Statements


          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY
                            July 2, 2006  January 1, 2006*
Current Liabilities:
Loans and notes payable                $654           $668

Accounts payable                      4,089          4,315

Accrued liabilities                   3,286          3,529

Accrued rebates, returns and
promotions                            1,948          2,017

Accrued salaries, wages and
commissions                             985          1,166

Accrued taxes on income               1,227            940

  Total current Liabilities          12,189         12,635

Long-term debt                        1,981          2,017

Deferred taxes on income                322            211

Employee related obligations          3,456          3,065

Other liabilities                     2,300          2,226

  Total liabilities                  20,248         20,154

Shareholders' Equity:

Common stock - par value
$1.00 per share (authorized
4,320,000,000 shares; issued
3,119,842,000 shares)                 3,120          3,120

Accumulated other comprehensive
income (note 8)                        (550)          (755)

Retained earnings                    46,530         42,310

Less: common stock held in
treasury, at cost
(185,855,000 and 145,364,000
shares)                               8,358          5,965

  Total shareholders' equity         40,742         38,710

  Total liabilities and
  shareholders' equity              $60,990        $58,864

* Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.
    See Notes to Consolidated Financial Statements



          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share figures)


                              Fiscal Quarters Ended
                        July 2,  Percent  July 3,  Percent
                         2006       to    2005*       to
                                   Sales             Sales


Sales to customers
(Note 6)                $13,363   100.0%  $12,762   100.0%

Cost of products sold     3,788     28.3    3,522     27.6

Gross profit              9,575     71.7    9,240     72.4

Selling, marketing and
administrative expenses   4,351     32.6    4,278     33.5

Research expense          1,828     13.7    1,525     11.9

In-process research &
development                  87      0.6      353      2.8

Interest income            (209)    (1.6)    (109)    (0.8)

Interest expense, net
of portion capitalized       13      0.1       15      0.1

Other income, net           (98)    (0.7)     (88)    (0.7)

Earnings before
provision for taxes on
income                    3,603     27.0    3,266     25.6

Provision for taxes on
income (Note 3)             783      5.9      678      5.3

NET EARNINGS             $2,820    21.1%   $2,588    20.3%
`
NET EARNINGS PER SHARE
Basic                     $0.96             $0.87
Diluted                   $0.95             $0.86

CASH DIVIDENDS PER
SHARE                    $0.375             $0.33

AVG. SHARES OUTSTANDING
Basic                   2,954.0           2,973.7
Diluted                 2,974.4           3,024.7

* Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

         See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share figures)


                             Fiscal Six Months Ended
                        July 2,  Percent  July 3,  Percent
                         2006       to    2005*       to
                                   Sales             Sales


Sales to customers
(Note 6)                $26,355   100.0%  $25,594   100.0%

Cost of products sold     7,400     28.1    7,018     27.4

Gross profit             18,955     71.9   18,576     72.6

Selling, marketing and
administrative expenses   8,446     32.0    8,405     32.8

Research expense          3,360     12.7    2,909     11.4

In-process research &
development                 124      0.5      353      1.4

Interest income            (406)    (1.5)    (193)    (0.7)

Interest expense, net
of portion capitalized       29      0.1       30      0.1

Other income, net          (816)    (3.1)    (121)    (0.5)

Earnings before
provision for taxes on
income                    8,218     31.2    7,193     28.1

Provision for taxes on
income (Note 3)           2,093      8.0    1,766      6.9

NET EARNINGS             $6,125    23.2%   $5,427    21.2%
`
NET EARNINGS PER SHARE
Basic                     $2.07             $1.83
Diluted                   $2.05             $1.80

CASH DIVIDENDS PER
SHARE                    $0.705            $0.615

AVG. SHARES OUTSTANDING
Basic                   2,963.0           2,973.0
Diluted                 2,982.5           3,021.8

* Restated to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

         See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited; Dollars in Millions)


                               Fiscal Six Months Ended
                              July 2, 2006  July 3, 2005*
CASH FLOW FROM OPERATING
ACTIVITIES
Net earnings                         $6,125       $5,427
Adjustment to reconcile net
earnings to cash flow:
 Depreciation and
amortization of property
and intangibles                       1,067        1,063
 Stock based compensation               340          271
 Purchased in-process
research and development                124          353
 Deferred tax provision                (628)        (212)
 Accounts receivable
allowances                               (5)         (17)
Changes in assets and
liabilities, net of effects
from acquisitions:
 Increase in accounts
receivable                             (949)        (876)
 Increase in inventories               (229)        (380)
 Decrease in accounts payable
and accrued liabilities                (794)      (1,651)
 Decrease in other current
and non-current assets                   83          578
 Increase in other current
and non-current liabilities             696           93

NET CASH FLOWS FROM OPERATING
ACTIVITIES                            5,830        4,649

CASH FLOWS FROM INVESTING
ACTIVITIES
Additions to property, plant
and equipment                        (1,034)        (874)
Proceeds from the disposal of
assets                                    1           77
Acquisitions, net of cash
acquired                             (1,218)        (693)
Purchases of investments               (396)      (4,999)
Sales of investments                    322        7,611
Other (primarily intangibles)           (37)        (282)

NET CASH (USED)/PROVIDED BY
INVESTING ACTIVITIES                 (2,362)         840

CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends to shareholders            (2,089)      (1,829)
Repurchase of common stock           (2,968)        (988)
Proceeds from short-term debt           500          351
Retirement of short-term debt          (723)        (314)
Proceeds from long-term debt              -            4
Retirement of long-term debt            (10)         (20)
Proceeds from the exercise of stock
options/excess tax benefits             332          455
                                     (4,958)      (2,341)
NET CASH USED BY FINANCING
ACTIVITIES
Effect of exchange rate
changes on cash and cash
equivalents                              82         (195)
(Decrease)/increase in cash
and cash equivalents                 (1,408)       2,953
Cash and Cash equivalents,
beginning of period                  16,055        9,203

CASH AND CASH EQUIVALENTS,
END OF PERIOD                       $14,647      $12,156

Acquisitions
Fair value of assets acquired        $1,392         $854
Fair value of liabilities
assumed                                (174)        (161)

Net cash paid for
acquisitions                         $1,218         $693


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

As  of July 2, 2006, the balance of deferred net losses
on    derivatives   included   in   accumulated   other
comprehensive  income  was $2  million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause  the  amount
in accumulated other comprehensive income to affect net
earnings.  The  maximum length of time over  which  the
Company is hedging is 18 months.  The Company also uses
currency   swaps  to  manage  currency  risk  primarily
related to borrowings, which may exceed 18 months.

For  the fiscal second quarters ended July 2, 2006  and
July   3,   2005,  the  net  impact  of   the   hedges'
ineffectiveness, transactions not qualifying for  hedge
accounting  and  discontinuance  of  hedges,   to   the
Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated
Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The  worldwide effective income tax rates for the first
fiscal  six  months  of 2006 and 2005  were  25.5%  and
24.6%, respectively, an increase of 0.9% primarily  due
to  the expiration of the U.S. research and development
tax  credit  at  the end of fiscal 2005,  and  the  net
effect  of  the following items. The tax rate  for  the
first  fiscal  six  months of  2006  benefited  from  a
reversal  of tax allowances of $134 million  associated
with the Tibotec business.  This benefit was offset  by
acquisition-related IPR&D charges of $124 million,  for
which  there  was a minimal tax benefit.  Additionally,
the  first fiscal six months of 2006 includes the  gain
associated  with  the  Guidant  termination  fee,  less
associated   expenses,  of  $622  million  before   tax
recorded at a 40.8% tax rate.

The  first fiscal six months of 2005 included a benefit
of $225 million, due to the reversal of a tax liability
previously recorded during the fiscal fourth quarter of
2004,  associated with a technical correction  made  to
the American Jobs Creation Act of 2004, in May 2005, as
well   as,  the  impact  of  acquisition-related  IPR&D
charges of $353 million that are non-deductible for tax purposes.

NOTE 4 - INVENTORIES
(Dollars in Millions)

                       July 2, 2006   January 1, 2006
Raw materials and supplies    $1,124             $931
Goods in process               1,067            1,073
Finished goods                 2,122            1,955
                              $4,313           $3,959

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL
Intangible  assets that have finite  useful  lives  are
amortized  over their estimated useful lives.  Goodwill
and  indefinite  lived intangible assets  are  assessed
annually   for   impairment.   The  latest   impairment
assessment  of goodwill and indefinite lived intangible
assets  was  completed in the fiscal fourth quarter  of
2005   and   no  impairment  was  determined.    Future
impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted by economic conditions.

(Dollars in Millions)
                            July  2, 2006  January 1, 2006
Trademarks (non-amortizable)       $1,565         $1,400
Less accumulated amortization         134            134
Trademarks (non-amortizable)-net    1,431          1,266

Patents and trademarks              4,445          4,128
Less accumulated amortization       1,524          1,370
Patents and trademarks - net        2,921          2,758

Other amortizable intangibles       3,773          3,544
Less accumulated amortization       1,508          1,383
Other intangibles - net             2,265          2,161

Total intangible assets - gross     9,783          9,072
Less accumulated amortization       3,166          2,887
Total intangible assets - net       6,617          6,185

Goodwill - gross                    7,381          6,703
Less accumulated amortization         724            713
Goodwill - net                     $6,657         $5,990

Goodwill as of July 2, 2006 as allocated by segment of business is as follows:

(Dollars in Millions)
                      Consumer   Pharm  Med Dev  Total
                                        & Diag
Goodwill, net of
accumulated
amortization at
January 1, 2006         $1,090     $874   $4,026 $5,990
Acquisitions               153        -      455    608
Translation & Other         30       17       12     59
Goodwill as of
July 2, 2006            $1,273     $891   $4,493 $6,657


The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 17 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 2, 2006 was $268 million and the estimated amortization expense for the five succeeding years approximates $565 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

                         Fiscal Quarters Ended
                         July 2, July 3,  Percent
                          2006    2005     Change
Consumer
U.S.                     $1,103  $1,092     1.0%
International             1,295   1,186     9.2
                          2,398   2,278     5.3

Pharmaceutical
U.S.                      3,682   3,595     2.4
International             2,128   2,033     4.7
                          5,810   5,628     3.2

Medical Devices &
Diagnostics
U.S.                      2,590   2,378     8.9
International             2,565   2,478     3.5
                          5,155   4,856     6.2

U.S.                      7,375   7,065     4.4
International             5,988   5,697     5.1
Worldwide               $13,363 $12,762     4.7%



                        Fiscal Six Months Ended
                         July 2, July 3,  Percent
                          2006    2005     Change
Consumer
U.S.                    $2,253  $2,206       2.1%
International            2,500   2,352       6.3
                         4,753   4,558       4.3

Pharmaceutical
U.S.                     7,383   7,378       0.1
International            4,053   4,005       1.2
                        11,436  11,383       0.5

Medical Devices &
Diagnostics
U.S.                     5,110   4,739       7.8
International            5,056   4,914       2.9
                        10,166   9,653       5.3

U.S.                    14,746  14,323       3.0
International           11,609  11,271       3.0
Worldwide              $26,355 $25,594       3.0%

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS
(Dollars in Millions)

                         Fiscal Quarters Ended
                         July 2, July 3,  Percent
                          2006    2005     Change

Consumer                  $439    $399     10.0%
Pharmaceutical(1)        1,697   1,524     11.4
Medical Devices &
Diagnostics (2)          1,435   1,364      5.2
  Segments total         3,571   3,287      8.6
Income/(expense)
not allocated to
segments                    32     (21)
Worldwide total         $3,603  $3,266     10.3%



                        Fiscal Six Months Ended
                         July 2, July 3,  Percent
                          2006    2005     Change

Consumer                  $904    $837      8.0%
Pharmaceutical(1)        3,624   3,600      0.7
Medical Devices &
Diagnostics(3)           3,595   2,812     27.8
  Segments total         8,123   7,249     12.1
Income/(expense)
not allocated to
segments                    95     (56)
Worldwide total         $8,218  $7,193     14.2%


(1) Includes $302 million of IPR&D charges related to acquisitions completed in the fiscal second quarter of 2005.
(2) Includes $87 million and $51 million of IPR&D charges related to acquisitions completed in the fiscal second quarter of 2006 and fiscal second quarter of 2005, respectively.
(3) Includes $124 million and $51 million of IPR&D charges related to acquisitions completed in the first fiscal six months of 2006 and first fiscal six months of 2005, respectively. The first fiscal six months of 2006 also includes the gain associated with the Guidant termination fee, less associated expenses, of $622 million before tax.
    Excluding the Guidant termination fee operating profit growth for the first fiscal six months of 2006 versus the same period last year was 5.7%.

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)



                         Fiscal Quarters Ended
                         July 2, July 3,  Percent
                          2006    2005     Change

U.S.                    $7,375  $7,065      4.4%
Europe                   3,295   3,186      3.4
Western Hemisphere,
excluding U.S.             876     751     16.6
Asia-Pacific,            1,817   1,760      3.2
Africa

Total                  $13,363 $12,762      4.7%


                        Fiscal Six Months Ended
                         July 2, July 3,  Percent
                          2006    2005     Change

U.S.                   $14,746 $14,323      3.0%
Europe                   6,366   6,362      0.1
Western Hemisphere,
excluding U.S.           1,698   1,477     15.0
Asia-Pacific,            3,545   3,432      3.3
Africa

Total                  $26,355 $25,594     3.0%


NOTE 7 - EARNINGS PER SHARE
The    following  is  a  reconciliation  of  basic  net
earnings per share to diluted net earnings per share for the fiscal second quarters ended July 2, 2006 and July 3, 2005.

(Shares in Millions)           Fiscal Quarters Ended
                                 July 2,   July 3,
                                   2006      2005

Basic net earnings per share        $0.96     $0.87
Average shares outstanding -
basic                             2,954.0   2,973.7
Potential shares exercisable
under  stock option plans           227.5     260.2
Less: shares which could be
repurchased under treasury
stock method                       (211.0)   (216.6)
Convertible debt shares               3.9       7.4
Adjusted average shares
outstanding - diluted             2,974.4   3,024.7
Diluted earnings per share          $0.95     $0.86


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million and $3 million for the fiscal second quarters ended
July 2, 2006 and July 3, 2005, respectively.

The diluted earnings per share calculation excluded  45
million  and 0.4 million shares related to options  for
the  fiscal second quarters ended July 2, 2006 and July
3,  2005, respectively, as the exercise price per share
of  these  options was greater than the average  market
value.   If these shares were included it would  result
in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended July 2, 2006 and July 3, 2005.

(Shares in Millions)
                              Fiscal Six Months Ended
                               July 2,       July 3,
                                2006           2005
Basic net earnings
 per share                     $2.07          $1.83
Average shares outstanding
 - basic                    2,963.0         2,973.0
Potential shares
 exercisable under
 stock option plans           227.4           214.3
Less: shares which could be
 repurchased under treasury
 stock method                (211.8)         (172.9)
Convertible debt shares         3.9             7.4
Average shares
 outstanding - diluted      2,982.5         3,021.8
Diluted earnings per share    $2.05           $1.80


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $2 million and $7 million for the first fiscal six months ended
July 2, 2006 and July 3, 2005, respectively.

The diluted earnings per share calculation excluded  45
million  and  46 million shares related to options  for
the first fiscal six months ended July 2, 2006 and July
3,  2005, respectively, as the exercise price per share
of  these  options was greater than the average  market
value.   If these shares were included it would  result
in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal six
months  ended  July 2, 2006 was $6.3 billion,  compared
with  $5.1  billion for the same  period  a  year  ago.
The  total  comprehensive income for the fiscal  second
quarter  ended July 2, 2006 was $2.9 billion,  compared
with  $2.4  billion  for the same period  a  year  ago.
Total  comprehensive income included net earnings,  net
unrealized  currency gains and losses  on  translation,
net unrealized gains and losses on securities available
for  sale  and  net  gains  and  losses  on  derivative
instruments qualifying and  designated  as  cash   flow
hedges.    The   following   table   sets   forth   the
components   of accumulated other comprehensive income.

(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

January 1, 2006      $(520)     70       (320)   15        (755)
2006 six months changes:
 Net change associated
 with current period
 hedging transactions    -       -          -     7
 Net amount reclassed to
 net earnings            -       -          -   (24)*
 Net six months
 changes               246     (24)         -   (17)        205

July 2, 2006         $(274)     46       (320)   (2)       (550)

Amounts  in accumulated other comprehensive income  are
presented  net  of  the related  tax  impact.   Foreign
currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes  in  value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
On  June 25, 2006 the Company entered into a definitive
agreement  to acquire the Consumer Healthcare  business
of Pfizer Inc. for a purchase price of $16.6 billion in
cash.  The transaction is expected to close by the  end
of   2006  and  is  subject  to  customary  clearances,
including  the Hart-Scott-Rodino Antitrust Improvements
Act and European Union merger control regulation.

During the fiscal second quarter of 2006, the following companies were acquired: Vascular Control Systems, Inc., a privately held company focused on developing medical devices to treat fibroids and to control bleeding in obstetric and gynecologic applications and Groupe Vendome S.A., a privately held French marketer of adult and baby skin care products.

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

On January 25, 2006 the definitive agreement to acquire
Guidant  Corporation  was  terminated  by  Guidant   in
accordance  with its terms.  Pursuant to the  terms  of
the  agreement, Guidant paid the Company a fee of  $705
million.   The Company recorded a gain associated  with
the Guidant termination fee, less associated expenses, of $622 million before tax in other income during the fiscal first quarter of 2006.

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


NOTE 10 - SHARE BASED COMPENSATION
At  July  2,  2006,  the Company  had  16  share  based
compensation  plans.   The shares outstanding  are  for
contracts  under  the  Company's 1995  and  2000  Stock
Option  Plans, the 2005 Long Term Incentive  Plan,  the
1997  Non-Employee  Director's Plan and  the  Centocor,
Innovasive  Devices, ALZA, Inverness  and  Scios  Stock
Option  Plans.   During 2006, no options  were  granted
under  any  of  these plans except the 2005  Long  Term
Incentive  Plan.  The compensation cost that  has  been
charged against income for these plans was $187 million
for  the fiscal second quarter of 2006 and $136 million
for  the  fiscal  second quarter of  2005.   The  total
income  tax benefit recognized in the income  statement
for  share  based  compensation  arrangements  was  $65
million  and $48 million for the fiscal second quarters
of  2006 and 2005, respectively.  The compensation cost
that  has  been charged against income for these  plans
was  $340  million for the first fiscal six  months  of
2006  and $271 million for the first fiscal six  months
of  2005.   The total income tax benefit recognized  in
the income statement for share based compensation arrangements was $119 million and $95 million for the first fiscal six months of 2006 and 2005, respectively.
Share based compensation costs capitalized as part of inventory were insignificant in all periods.

Stock options expire 10 years from the date they are granted and vest over periods that range from one to five years. All options are granted at current market price on the date of grant. Under the 2005 Long Term
Incentive Plan, the Company may issue up to 260 million shares of common stock. Shares available for future grants under the 2005 Long Term Incentive Plan were
223.4 million at July 2, 2006.

The Company settles employee stock option exercises with treasury shares. Treasury shares are replenished throughout the year for the number of shares used to settle employee stock option exercises.

The fair value of each option award is estimated on the
date  of grant using the Black Scholes option valuation
model  that uses the assumptions noted in the following
table.    Starting   in   2006,   expected   volatility
represents  a  blended rate of 4-year daily  historical
average  volatility  rate, and 5-week  average  implied
volatility rate based on at-the-money traded Johnson  &
Johnson options, with a life of 2 years. Prior to 2006,
expected   volatility  was  based  on   5-year   weekly
historical volatility rate. Historical data is used to determine the expected life of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of options granted was $12.22 for fiscal year to date 2006, $15.48 in 2005, and $13.11 in 2004. The fair value was estimated based on the weighted average assumptions of:

                    Fiscal YTD      Fiscal Year    Fiscal Year
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

                                                     Weighted
                                           Weighted    Avg       Aggregate
                                           Average   Remaining   Intrinsic
                                 Shares    Exercise  Contractual   Value
                                 (000's)   Price        Term      (000's)

Outstanding at January 2, 2006   248,542    $53.05
Options granted                   28,895    $58.37
Options exercised                 (8,054)   $41.48
Options canceled/forfeited        (4,152)   $58.98
Outstanding at July 2, 2006      265,231    $53.89       6.28    $1,877,175
Exercisable at July 2, 2006      148,859    $49.39               $1,567,740

The total intrinsic value of options exercised during 2006 was $148.9 million. As of July 2, 2006, the total unrecognized compensation cost was $964.5 million, which has a weighted average period of 1.41 years to be recognized.

During 2006, the Company granted 7.3 million shares  of
Restricted  Stock Units, at an average  fair  value  of
$54.15,  using  the fair market value at  the  date  of
grant.   The  fair value of Restricted Stock  Units  is
discounted  for  dividends,  which  are  not  paid   on
Restricted  Stock Units during the vesting period.  The
outstanding shares of Restricted Stock Units as of July
2, 2006 were 7.2 million.  The fair value of Restricted
Stock Units vested during the fiscal year-to-date  2006
was $1.7 million.

The  Company  settles  employee  stock  issuances  with
treasury   shares.   Treasury  shares  are  replenished
throughout the year for the number of shares used for employee stock issuances.

As  previously discussed, the Company elected to  adopt
SFAS    123(R)   under   the   modified   retrospective
application  method.   The Company  believes  that  the
modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).
The  Company has filed a Current Report on Form 8-K  on
April 17, 2006 with restated data to reflect the modified retrospective application.

The following table details the retroactive application impact of SFAS 123(R) on previously reported results.

(Dollars in millions, except per share amounts)
                                                   As Previously
For the quarter ended July 3, 2005     Restated      Reported

Earnings before provision for taxes
 on income                             $ 3,266         $ 3,402
Net earnings                             2,588           2,676
Basic net earnings per share              0.87            0.90
Diluted net earnings per share            0.86            0.89

For the six months ended July 3, 2005:
Earnings before provision for taxes
 on income                             $ 7,193         $ 7,464
Net earnings                             5,427           5,603
Basic net earnings per share              1.83            1.88
Diluted net earnings per share            1.80            1.86

Net cash flows from operating
 activities                              4,649           4,687
Net cash used by financing
 activities                            $(2,341)        $(2,379)



NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2006 and 2005 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                         July 2,    July 3,     July 2,   July 3,
                           2006       2005       2006       2005

Service cost              $ 136       $106        $19      $15
Interest cost               144        128         26       18
Expected return on
 plan assets               (177)      (159)        (1)      (1)
Amortization of prior
 service cost                 3          3         (1)      (2)
Amortization of net
 transition asset             -          -          -        -
Recognized actuarial
 losses                      64         54         10        2

Net periodic benefit cost $ 170       $132        $53      $32


Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the first fiscal six months of 2006 and 2005 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                         July 2,    July 3,     July 2,   July 3,
                           2006       2005       2006       2005

Service cost              $ 262       $216       $37        $28
Interest cost               284        246        52         44
Expected return on
 plan assets               (350)      (291)       (2)        (2)
Amortization of prior
 service cost                 6          6        (3)        (3)
Amortization of net
 transition asset             -         (1)        -          -
Recognized actuarial
 losses                     127        111        20         13

Net periodic benefit cost $ 329       $287      $104        $80


Company Contributions
For the fiscal six months ended July 2, 2006, the Company
contributed $11 million and $13 million to its U.S. and
international  retirement  plans,  respectively.    The
Company does not anticipate a minimum statutory funding requirement for its U.S. retirement plans in 2006.
International plans will be funded in accordance with local regulations.

NOTE 12 - LEGAL PROCEEDINGS

PRODUCT LIABILITY

The  Company is involved in numerous product  liability
cases  in  the  United States, many  of  which  concern
adverse  reactions to drugs and medical  devices.   The
damages  claimed are substantial, and while the Company
is  confident  of  the  adequacy of  the  warnings  and
instructions  for use that accompany such products,  it
is  not  feasible  to predict the ultimate  outcome  of
litigation.  However, the Company believes that if  any
liability   results  from  such  cases,  it   will   be
substantially  covered by existing amounts  accrued  in
the  Company's  balance sheet and, where available,  by
third-party product liability insurance.  One group  of
cases  against  the Company concerns a product  of  the
Company's   subsidiary,  Janssen   Pharmaceutica   Inc.
(Janssen), PROPULSID(R) (cisapride), which was withdrawn
from  general  sale and restricted to  limited  use  in
2000.   In  the  wake of publicity about those  events,
numerous lawsuits were filed against Janssen and the Company regarding PROPULSID(R) in state and federal courts across the country.

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

In March 2005, it was confirmed that the PSC of the MDL
had  enrolled  enough plaintiffs and claimants  in  the
settlement  program  to make the  agreement  effective.
Those  participating in the settlement  submit  medical
records  to  an  independent panel  of  physicians  who
determine  whether the claimed injuries were caused  by
PROPULSID(R) and  otherwise  meet  the  standards   for
compensation.   If those standards are  met,  a  court-
appointed   special   master  determines   compensatory
damages.   Janssen has paid into a compensation  escrow
account $77.6 million, established an administrative fund of $15 million, and paid legal fees to the PSC of $22.5 million, which amount was approved by the court.
No additional funds will be contributed to the first settlement program.

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

Janssen and the Company believe they have adequate self-
insurance  accruals and third-party  product  liability
insurance   with   respect   to   these   cases.     In
communications  to  the Company, the  excess  insurance
carriers  raised  certain defenses to  their  liability
under   the   policies  and  to  date   have   declined
voluntarily  to reimburse Janssen and the  Company  for
PROPULSID(R)-related  costs despite demand  for  payment.
In  May  2005,  hearings were held  in  London  in  the
arbitration  proceeding commenced by  Janssen  and  the
Company against Allianz Underwriters Insurance Company,
which  issued  the  first layer  of  applicable  excess
insurance   coverage,   to  obtain   reimbursement   of
PROPULSID(R)-related costs.  That proceeding was resolved
in a fashion satisfactory to Janssen and the Company in
November  2005.   In  May 2005, the  Company  commenced
arbitration against Lexington Insurance Company, which issued the second layer of excess insurance coverage and, in March 2006, against SR International Business
Insurance Co., LTD., which issued the third. In the opinion of the Company, the excess carriers remain legally obligated to provide coverage for the PROPULSID(R)- related losses at issue.

A  number  of  other  products  of  Johnson  &  Johnson
subsidiaries are subject to numerous product  liability
claims and lawsuits, including ORTHO EVRA(R), RISPERDAL(R)
and DURAGESIC(R).  There are approximately 500 claimants
who  have  filed  lawsuits  or  made  claims  regarding
injuries  allegedly due to ORTHO EVRA(R),  300  claimants
with respect to  RISPERDAL(R) and 100 with  respect  to
DURAGESIC(R).   These   claimants   seek    substantial
compensatory  and,  where available, punitive  damages.
The   Johnson  &  Johnson  subsidiary  responsible  for
marketing the product at issue is vigorously defending against these claims.


AFFIRMATIVE STENT PATENT LITIGATION

In   patent  infringement  actions  tried  in  Delaware
Federal District Court in late 2000, Cordis Corporation
(Cordis),  a subsidiary of Johnson & Johnson,  obtained
verdicts  of  infringement  and  patent  validity,  and
damage  awards  against  Boston Scientific  Corporation
(Boston    Scientific)   and   Medtronic   AVE,    Inc.
(Medtronic) based on a number of Cordis vascular  stent
patents.   In  December 2000, the jury  in  the  damage
action against Boston Scientific returned a verdict  of
$324  million  and  the  jury in the  Medtronic  action
returned  a  verdict  of  $271  million.   These   sums
represent lost profit and reasonable royalty damages to compensate Cordis for infringement but do not include pre or post judgment interest.

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

In  January  2003,  Cordis filed a patent  infringement
action  against  Boston Scientific in Delaware  Federal
District  Court accusing  its Express2(TM),Taxus(R) and
Liberte(R) stents of infringing the Palmaz  patent that
expired in November 2005.  The Liberte(R) stent was also
accused  of infringing Cordis' Gray patent that expires
in   2016.   In  June  2005,  a  jury  found  that  the
Express2(TM), Taxus(R) and Liberte(R) stents infringed the Palmaz patent and that the Liberte(R) stent also infringed the Gray patent. Motions filed by Boston Scientific seeking to vacate the verdict or obtain a new trial were denied in June 2006. Appeals to the U.S. Court of Appeals for the Federal Circuit will now proceed.

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

In  July  2005,  a  jury in  Federal District  Court  in
Delaware found that the Cordis CYPHER(R) stent infringed
Boston  Scientific's  Ding `536  patent  and   that  the
Cordis CYPHER(R) and BX VELOCITY(R) stents also infringed
Boston  Scientific's  Jang  `021 patent.   The jury  also
found  both of  those patents  valid.   Boston Scientific
seeks substantial damages and an injunction in that action. In June 2006, the District Court denied motions by Cordis to overturn the jury verdicts or grant a new trial. Cordis will appeal the jury verdicts to the Court of Appeals for the Federal Circuit.

Trial    of    Boston   Scientific's   case   asserting
infringement by the CYPHER(R) stent of  another  Boston
Scientific patent, which had been scheduled for trial in March 2006, has been adjourned without a new date.
In that case as well, Boston Scientific seeks an injunction and substantial damages.

In  an  action  filed in Belgium by  Boston  Scientific
under  its  Kastenhofer patent,  Boston  Scientific  is
seeking  a pan-European injunction against the sale  of
infringing catheters, i.e., an injunction that would be
effective  in  all  of  the
countries served by the European Patent Office.   Trial
has not been scheduled but could occur during 2006.  In
Germany, Boston Scientific has several actions based on Ding patents pending against the Cordis CYPHER(R) stent.
No trial has been scheduled in those cases.

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

As previously communicated and noted from the following
chart,  30-month stays have or are scheduled to  expire
during  2006 with respect to ANDA challenges  regarding
ORTHO  TRI-CYCLEN(R)  LO, RISPERDAL(R)  and  TOPAMAX(R).
Trial  did not occur before the expiration of the stays
with respect to ORTHO TRI-CYCLEN(R) LO and RISPERDAL(R),
but  could  occur  in the  case  of TOPAMAX(R).  Unless
30-month stays are extended or preliminary injunctions
granted, outcomes which are uncertain, final FDA approval
to market will usually occur shortly after expiration of
the 30-month  stays.   Because a firm that  launches  an
ANDA  product  before  trial would be liable potentially
for lost profits if found at trial to infringe  a  valid
patent, typically ANDA products are not launched  under
such   circumstances.   Nonetheless,  such  "at   risk"
launches have occurred in cases involving drugs of Johnson & Johnson subsidiaries, and the risk of such a launch cannot be ruled out.


Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expires

ACIPHEX(R) 20  Eisai      Teva         S.D.N.Y.    *     11/03      02/07
mg delay   (for Janssen)  Dr. Reddy's  S.D.N.Y.    *     11/03      02/07
release
tablet                    Mylan        S.D.N.Y.    *     01/04      02/07

AXERT(R) 6.25  Almirall   Teva         S.D.N.Y.    *     03/06      11/08
and 12.5 mg    Ortho-McNeil
               Neurologics

CONCERTA(R)   McNeil-PPC  Impax        D.Del.      *     09/05      None
18,27,36
and 54 mg     ALZA        Andrx
controlled
release tablet

DITROPAN XL(R) Ortho-McNeil Mylan      D.W.V.    02/05   05/03      09/05
5, 10, 15 mg ALZA           Impax      N.D.Cal.  12/05   09/03      01/06
controlled
release tablet

LEVAQUIN(R)
Injectable   Daiichi,JJPRD Sicor(Teva) D.N.J.      *     12/03      05/06
Single use
vials        Ortho-McNeil
and 5 mg/ml
premix

LEVAQUIN(R)
Injectable   Daiichi,JJPRD American    D.N.J.       *    12/03      05/06
Single use
vials        Ortho-McNeil  Pharmaceutical
                           Partners

QUIXIN(R)
Ophthalmic   Daiichi,      Hi-Tech     D.N.J.      *     12/03      05/06
Solution
(Levo-
floxacin)    Ortho-McNeil  Pharmacal
Ophthalmic
solution

ORTHO TRI CYCLEN(R)
LO           Ortho-McNeil  Barr       D.N.J.        *    10/03      02/06
0.18 mg/
0.025 mg
0.215 mg/
0.025 mg
and 0.25 mg/
0.025 mg

PEPCID(R)
Complete     McNeil-PPC   Perrigo     S.D.N.Y.    10/06  02/05      06/07

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

RAZADYNE(TM)
ER           Janssen      Barr        D.N.J.        *    06/06      11/08

RISPERDAL(R)
Tablets      Janssen      Mylan       D.N.J.      06/06  12/03      05/06
..25, 0.5, 1,
2, 3, 4                   Dr. Reddy's D.N.J.      06/06  12/03      06/06
mg tablets                Apotex      D.N.J.        *    06/06      11/08

RISPERDAL(R)
M-Tab        Janssen      Dr. Reddy's D.N.J.      06/06  02/05      07/07
0.5,1,2,3,
4 mg                      Barr        D.N.J.        *    10/05      02/08

RISPERDAL(R)
Oral         Janssen      Apotex      D.N.J.        *    03/06      08/08
Solution,
1 mg/ml

TOPAMAX(R)   Ortho-McNeil  Mylan      D.N.J.        *    04/04      09/06
25,50,100,
200 mg tablet              Cobalt     D.N.J.        *    10/05      03/08


TOPAMAX(R)
SPRINKLE     Ortho-McNeil  Cobalt     D.N.J.        *    12/05      05/08
25,50 mg
capsule

ULTRACET(R)  Ortho-McNeil  Kali (Par) D.N.J.        *    11/02      04/05
 37.5 tram/                Teva       D.N.J.        *    02/04      07/06
325 apap tablet            Caraco     E.D. Mich     *    09/04        *

* Trial date to be established

In   the   action   against  Mylan  and   Dr.   Reddy's
Laboratories regarding RISPERDAL(R) tablets, trial on the merits was heard by the district court in New Jersey between June 28 and July 5, 2006. At the court's direction, defendants have agreed not to launch pending the court's decision which is expected in the fourth quarter of 2006.

In  the  action  against Mylan involving the  Company's
subsidiary Ortho-McNeil Pharmaceutical, Inc.'s  (Ortho-
McNeil)  product,  DITROPAN XL(R) (oxybutynin  chloride),
the  court  in  September 2005 found the  DITROPAN  XL(R)
patent  invalid  and  not  infringed  by  Mylan's  ANDA
product.   Ortho-McNeil and ALZA Corporation (ALZA),  a
subsidiary  of  the  Company, have  appealed.   In  the
action against Impax, Impax also received judgment of invalidity based on the decision in the Mylan suit and Ortho-McNeil and ALZA have appealed that decision.
Both appeals have been consolidated. Neither Mylan nor Impax has received final FDA approval to launch its ANDA product, but such approval could come at any point.

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

In  the  weeks  following the  adverse  ruling  in  the
DITROPAN XL(R) ANDA litigation against Mylan in September
2005,  Ortho-McNeil and ALZA received  seven  antitrust
class  action  complaints filed by  purchasers  of  the
product.  The complaints were filed in various  federal
courts, but all claim damages based on the laws of over
25  states.   They  allege that Ortho-McNeil  and  ALZA
violated the antitrust laws of the various states by knowingly pursuing baseless patent litigation, and thereby delaying entry into the market by Mylan and Impax.

In the action against Mylan involving its ANDA for Ortho-
McNeil's product LEVAQUIN(R)  (levofloxacin), the trial
judge in  December 2004  found the patent at issue valid,
enforceable and infringed by Mylan's  ANDA  product and
issued an injunction precluding sale of the product until
patent expiration in late 2010.  In December 2005,  the
Court of   Appeals  for  the  Federal  Circuit  affirmed
the judgment  of validity, enforceability and infringement.
Mylan filed a motion for rehearing by the Court of Appeals, which has been denied.

In  the  consolidated actions against Teva, Sicor,  Hi-
Tech  Pharmacal,  and American Pharmaceutical  Partners
involving    the   ANDAs   for   various   levofloxacin
preparations, summary judgment was granted  for  Ortho-
McNeil and ALZA in March 2006 on the claim that the LEVAQUIN(R) patent was obtained by inequitable conduct and was therefore unenforceable.

In  the  action  against Mylan involving Ortho-McNeil's
TOPAMAX(R)  tablets,  Ortho-McNeil has  moved  for   a
preliminary injunction to prevent launch of Mylan's generic copy upon expiration of the 30-month stay in September 2006. Mylan has agreed not to launch pending outcome of the motion.

In  the  action  against Kali involving  Ortho-McNeil's
ULTRACETr (tramadol hydrochloride/acetaminophen),  Kali
moved   for   summary  judgment  on   the   issues   of
infringement and invalidity in October 2004 and a decision is expected anytime. With respect to claims other than that at issue in the litigation against Kali, Ortho-McNeil has filed a reissue application in the U.S. Patent and Trademark Office seeking to narrow the scope of the claims. That patent issued August 1, 2006. Kali obtained final approval of its ANDA at expiration of the 30-month stay in April 2005, and launched its generic product the same day. If Ortho-
McNeil ultimately prevails in its patent infringement action against Kali, Kali could be subject to an injunction and damages.

In  the  action against Teva Pharmaceuticals USA (Teva)
involving      Ortho-McNeil's      ULTRACET(R)(tramadol
hydrocholoride/acetaminophen),  Teva  has   moved   for
summary  judgment  on  the issues of  infringement  and
validity.  The briefing on that motion was completed in
March  2005.  A ruling could issue at any point.   Barr
Laboratories  has  been  joined  in  the  suit   as   a
codefendant as the successor to Teva's ANDA.

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

AVERAGE WHOLESALE PRICE (AWP) LITIGATION

Johnson  & Johnson and its pharmaceutical subsidiaries,
along with numerous other pharmaceutical companies, are
defendants in a series of lawsuits in state and federal
courts  involving  allegations  that  the  pricing  and
marketing  of certain pharmaceutical products  amounted
to fraudulent and otherwise actionable conduct because,
among other things, the companies allegedly reported an
inflated Average Wholesale Price (AWP) for the drugs at
issue.   Most of these cases, both federal actions  and
state  actions  removed  to federal  court,  have  been
consolidated for pre-trial purposes in a Multi-District
Litigation  (MDL) in Federal District Court in  Boston,
Massachusetts.  The plaintiffs in these  cases  include
classes  of private persons or entities that  paid  for
any portion of the purchase of the drugs at issue based
on   AWP,  and  state  government  entities  that  made
Medicaid payments for the drugs at issue based on  AWP.
In  the MDL proceeding in Boston, plaintiffs moved  for
class  certification of all or some  portion  of  their
claims.   On August 16, 2005, the trial judge certified
Massachusetts-only   classes   of   private    insurers
providing  "Medi-gap"  insurance coverage  and  private
payers  for physician-administered drugs where payments
were  based  on AWP.  The judge also allowed plaintiffs
to  file a new complaint seeking to name proper parties
to  represent a national class of individuals who  made
co-payments for physician-administered drugs covered by
Medicare.   The Court of Appeals declined to  allow  an
appeal  of those issues and in January 2006, the  court
certified the national class as noted above.   A  trial
of some or all of the issues in the Massachusetts or the national class actions could occur before the end of 2006.

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

In December 2003, Ortho-McNeil received a subpoena from the U.S. Attorney's Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX(R)
(topiramate). An additional subpoena for documents was served in June 2006. Ortho-McNeil is cooperating in responding to the subpoenas. In October 2004, the U.S.
Attorney's Office in Boston asked attorneys for  Ortho-
McNeil to cooperate in facilitating the subpoenaed testimony of several present and former Ortho-McNeil employees before a federal grand jury in Boston.
Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

In  January 2004, Janssen received a subpoena from  the
Office  of the Inspector General of the U.S. Office  of
Personnel Management seeking documents concerning sales
and marketing of, any and all payments to physicians in
connection  with sales and marketing of,  and  clinical
trials for, RISPERDAL(R) (risperidone) from 1997 to 2002.
Documents  subsequent to 2002 have also been requested.
An   additional  subpoena  seeking  information   about
marketing  of  and adverse reactions to RISPERDAL(R)  was
received  from  the  U.S.  Attorney's  Office  for  the
Eastern  District  of Pennsylvania  in  November  2005.
Janssen   is   cooperating  in  responding   to   these
subpoenas.

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

In   March   2005,  DePuy  Orthopaedics,  Inc.   (DePuy
Orthopaedics), a Johnson & Johnson subsidiary, received
a subpoena from the U.S. Attorney's Office, District of
New  Jersey,  seeking  records  concerning  contractual
relationships between DePuy Orthopaedics  and  surgeons
or   surgeons-in-training  involved  in  hip  and  knee
replacement and reconstructive surgery. Other leading orthopaedic companies are known to have received the same subpoena. DePuy Orthopaedics is responding to the subpoena.

In June 2005, the U.S. Senate Committee on Finance requested the Company to produce information regarding use by its pharmaceutical subsidiaries of educational grants. A similar request was sent to other major pharmaceutical companies. In July 2005, the Committee specifically requested information about educational grants in connection with the drug PROPULSID(R). A follow up request was received from the Committee for additional information in January 2006.

In  July  2005, Scios Inc. (Scios), a Johnson & Johnson
subsidiary,   received  a  subpoena   from   the   U.S.
Attorney's  Office, District of Massachusetts,  seeking
documents  related  to  the  sales  and  marketing   of
NATRECOR(R).  Scios is responding to the subpoena.   In
early   August  2005,  Scios  was  advised   that   the
investigation  would be handled by the  U.S.  Attorney's
Office  for the Northern District of California in  San
Francisco.

In  September  2005,  Johnson  &  Johnson  received   a
subpoena  from the U.S. Attorney's Office, District  of
Massachusetts, seeking documents related to  sales  and
marketing  of eight drugs to Omnicare, Inc., a  manager
of   pharmaceutical   benefits   for   long-term   care
facilities.    The   Johnson  &  Johnson   subsidiaries
involved are in the process of responding to the subpoena.

In January 2006, Janssen received a civil investigative demand from the Texas Attorney General seeking broad categories of documents related to sales and marketing of RISPERDAL(R). Janssen is in the process of responding to the request.

In February 2006, Johnson & Johnson received a subpoena
from  the  Securities & Exchange Commission  requesting
documents  relating  to  the participation  by  several
Johnson & Johnson  subsidiaries  in  the United Nations
Iraq  Oil  For  Food  Program.   The  subsidiaries  are
cooperating with the SEC in producing responsive documents.

In  June 2006, DePuy, Inc. (DePuy), a Johnson & Johnson
subsidiary,   received  a  subpoena   from   the   U.S.
Department  of Justice, Antitrust Division,  requesting
documents  related  to  the  manufacture  and  sale  of
orthopaedic  devices, and had search warrants  executed
in   connection  with  the  investigation.   DePuy   is
cooperating in responding to the request for documents.

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

The  Company, along with its wholly owned  Ethicon  and
Ethicon  Endo-Surgery subsidiaries, are  defendants  in
three federal antitrust actions challenging suture  and
endo-mechanical   contracts   with   group   purchasing
organizations  and  hospitals in  which  discounts  are
predicated  on  a  hospital achieving specified  market
share targets for both categories of products.  In each
case, plaintiffs seek substantial monetary damages  and
injunctive relief.  These actions are: Applied  Medical
v.   Ethicon Inc.  et al.  (C.D.CA, filed September  5,
2003);  Conmed v.  Johnson & Johnson et al.  (S.D.N.Y.,
filed  November 6, 2003); and Genico v.  Ethicon,  Inc.
et  al.  (E.D.  TX, filed October 15, 2004).  Trial  in
the Applied Medical case commenced July 11, 2006 and is
expected  to  last five weeks.  In December  2005,  two
purported  class  actions  were  filed  on  behalf   of
purchasers   of  endo-mechanical  instruments.    These
actions, captioned Delaware Valley Surgical Supply Co.,
Inc.   v.  Johnson & Johnson et al.  and Niagara  Falls
Memorial Medical Center v. Johnson & Johnson et al., were both filed in the Federal District Court for the Central District of California.

After  a  remand  from  the Federal  Circuit  Court  of
Appeals   in  January  2003,  a  partial  retrial   was
commenced in October and concluded in November 2003 in Federal District Court in Boston, Massachusetts in the action Amgen, Inc. (Amgen) v. Transkaryotic Therapies, Inc.
(TKT) and Aventis Pharmaceutical, Inc. (Aventis). The matter is a patent infringement action brought by Amgen against TKT, the developer of a gene-activated EPO product, and Aventis, which held marketing rights to the TKT product, asserting that TKT's product infringes various Amgen patent claims. TKT and Aventis dispute infringement and are seeking to invalidate the Amgen patents asserted against them. On October 15, 2004, the District Court issued rulings that upheld its initial findings in 2001 that Amgen's patent claims were valid and infringed. The Court of Appeals for the Federal Circuit affirmed in part those rulings in August
2006, finding certain claims infringed, but reversing and remanding as to other claims. The Amgen patents at issue in the case are exclusively licensed to Ortho Biotech in the U.S. for non-dialysis indications. Ortho Biotech is not a party to the action.

In  November  2005, Amgen filed suit against  Hoffmann-
LaRoche,  Inc.   in  the U.S. District  Court  for  the
District  of  Massachusetts seeking a declaration  that
the  Roche  product CERA, which Roche has indicated  it
will   seek  to  introduce  into  the  United   States,
infringes  a  number of Amgen patents  concerning  EPO.
Ortho Biotech has sought to intervene in the case. The suit is in its preliminary stages.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For  the  first  fiscal six months of  2006,  worldwide
sales were $26.4 billion, a total increase of 3.0%  and
an  operational increase of 4.2% over 2005 first fiscal
six   months   sales   of  $25.6   billion.    Currency
fluctuations negatively impacted sales by 1.2% for the period.

Sales by U.S. companies were $14.7 billion in the first
fiscal  six  months  of  2006,  which  represented   an
increase of 3.0% over the same period last year. Sales by international companies were $11.6 billion, which represented a total increase of 3.0%, an operational increase of 5.7%, and a negative impact from currency of 2.7% over the first fiscal six months of 2005.

Sales by companies in Europe experienced an increase of
0.1%,  with  operational growth of 4.8% and a  negative
impact  from  currency of 4.7%.  Sales by companies  in
the Western Hemisphere, excluding the U.S., experienced
total growth of 15.0%, operational growth of 7.5% and a
positive  impact  from  currency  of  7.5%.   Sales  by
companies  in  the Asia-Pacific, Africa  region  posted
sales  growth of 3.3%, with operational growth of  6.7%
and a negative impact from currency of 3.4%.

For  the fiscal second quarter of 2006, worldwide sales
were   $13.4 billion, a total increase of 4.7%  and  an
operational increase of 4.8%, over 2005 fiscal second quarter sales of $12.8 billion. Currency fluctuations negatively impacted sales by 0.1% for the period.

Sales by U.S. companies were $7.4 billion in the fiscal
second  quarter of 2006, which represented an  increase
of  4.4%.  Sales by international companies  were  $6.0
billion, which represented a total increase of 5.1%, an operational increase of 5.2%, and a negative impact from currency of 0.1% over the fiscal second quarter of 2005.

Sales  by  companies  in  Europe  experienced  a  total
increase of 3.4%, with operational growth of 4.3% and a
negative  impact  from  currency  of  0.9%.   Sales  by
companies  in  the  Western Hemisphere,  excluding  the
U.S.,  experienced  total growth of 16.6%,  operational
growth  of 9.4% and a positive impact from currency  of
7.2%.   Sales by companies in the Asia-Pacific,  Africa
region posted sales growth of 3.2%, with operational growth of 5.2% and a negative impact from currency of 2.0%.



Analysis of Sales by Business Segments

Consumer
Consumer  segment sales in the first fiscal six  months
of  2006  were  $4.8 billion, an increase of 4.3%  over
the  same  period a year ago, with 4.5% of  operational
growth  and  a negative currency impact of  0.2%.  U.S.
Consumer   segment  sales  increased  by   2.1%   while
international sales experienced a total increase of 6.3%, an operational increase of 6.7%, with a negative currency impact of 0.4%.

Major  Consumer  Franchise Sales
(Dollars in Millions)

                             First Fiscal Six Months
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

Skin Care         $1,313   $1,223     7.4%     8.4%      (1.0)%
OTC Pharm & Nutr   1,286    1,313    (2.1)    (2.1)         -
Baby & Kids Care     827      772     7.2      7.0        0.2
Women's Health       814      782     4.0      3.7        0.3
Other                513      468     9.6      9.8       (0.2)

Total             $4,753   $4,558     4.3%     4.5%      (0.2)%

Consumer segment sales in the fiscal second quarter  of
2006  were  $2.4 billion, an increase of 5.3% over  the
same  period a year ago with 4.5% of operational growth
and  a  positive currency impact of 0.8%. U.S. Consumer
segment  sales  increased by 1.0%  while  international
sales   experienced  a  total  increase  of  9.2%,   an
operational increase of 7.7%, with a positive currency impact of 1.5%.

Major  Consumer  Franchise Sales
(Dollars in Millions)

                             Fiscal Second Quarter
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

Skin Care           $654     $602     8.6%      8.1%     0.5%
OTC Pharm & Nutr     633      628     0.7      (0.2)     0.9
Baby & Kids Care     421      393     7.2       6.1      1.1
Women's Health       415      406     2.4       1.4      1.0
Other                275      249    10.4      10.0      0.4

Total             $2,398   $2,278     5.3%      4.5%     0.8%

Consumer  segment  sales growth in  the  fiscal  second
quarter  of  2006  was  attributable  to  strong  sales
performance in Skin Care and Baby & Kids Care. The Skin
Care  franchise operational sales growth  of  8.1%  was
attributed  to  sales  of products  in  the  AVEENO(R),
JOHNSON'S(R) adult, suncare, CLEAN AND CLEAR(R) lines and
the   newly  acquired  Groupe  Vendome  product   line,
partially  offset by a sales decline in ROC(R)  products.
The  OTC  Pharmaceuticals  and  Nutritionals  franchise
experienced  an operational decline of 0.2%,  primarily
due to a decline in demand for Adult TYLENOL(R) products,
partially  offset  by strong growth  from  SPLENDAr  No
Calorie  Sweeteners.   The Baby & Kids  Care  franchise
achieved  operational  sales  growth  of  6.1%,   which
resulted from continued success of cleanser, lotion and
cream product lines in international markets, partially
offset by declines in U.S. sales.  BABYCENTER(R) revenue
was  also a growth contributor in this franchise.   The
Women's Health franchise achieved operational growth of 1.4% resulting from contributions from STAYFREE(R) product lines.

Pharmaceutical
Pharmaceutical  segment sales in the first  fiscal  six
months of 2006 were $11.4 billion, a total increase  of
0.5%  over the same period a year ago with 1.4% of this
change  due to operational increases and the  remaining
0.9%  decrease  related  to  the  negative  impact   of
currency.   The U.S. Pharmaceutical sales increase  was
0.1%    and   the   total   growth   in   international
Pharmaceutical sales was 1.2%, with 3.8% of this change
due  to  operational increases and the  remaining  2.6%
decrease related to the negative impact of currency.

Major Pharmaceutical Product Revenues
(Dollars in Millions)

                             First Fiscal Six Months
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

RISPERDAL(R)/
RISPERDAL(R)
CONSTA(R)        $2,055   $1,738     18.2%     20.3%   (2.1)%
PROCRIT(R)/
EPREX(R)          1,594    1,682     (5.2)     (4.4)   (0.8)
REMICADE(R)       1,457    1,219     19.6      19.6       -
TOPAMAX(R)          965      837     15.3      15.8    (0.5)
LEVAQUIN(R)/
FLOXIN(R)           744      760     (2.1)     (2.2)    0.1
DURAGESIC(R)/
Fentany
Transdermal         661      832    (20.5)    (18.6)   (1.9)
ACIPHEX(R)/
PARIET(TM)          614      559      9.9      11.0    (1.1)
Hormonal
Contraceptives      501      598    (16.2)    (16.4)    0.2
Other             2,845    3,158     (9.9)     (9.0)   (0.9)

Total           $11,436  $11,383      0.5%      1.4%   (0.9)%

Pharmaceutical  segment  sales  in  the  fiscal  second
quarter  of  2006  were  $5.8  billion,  a  total   and
operational increase of 3.2% over the same period a year ago, with a neutral year over year currency comparison. The U.S. Pharmaceutical sales increase was 2.4% and the growth in international Pharmaceutical sales was 4.7%, with no net impact from currency.

Major Pharmaceutical Product Revenues
(Dollars in Millions)

                             Fiscal Second Quarter
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change
RISPERDAL(R)/
RISPERDAL(R)
CONSTRA(R)       $1,036     $894      16.0%    16.6%     (0.6)%
PROCRIT(R)/
EPREX(R)            808      846      (4.5)    (4.7)      0.2
REMICADE(R)         777      642      21.0     21.0         -
TOPAMAX(R)          495      431      14.8     14.7       0.1
LEVAQUIN(R)/
FLOXIN(R)           343      320       7.2      7.2         -
DURAGESIC(R)/
Fentanyl
Transdermal         336      382     (12.0)   (11.9)     (0.1)
ACIPHEX(R)/
PARIET(TM)          308      281       9.8      9.1       0.7
Hormonal
Contraceptives      247      296     (16.4)   (17.1)      0.7
Other             1,460    1,536      (4.9)    (4.9)        -

Total            $5,810   $5,628       3.2%     3.2%        -%

Sales  growth  within the segment  was  led  by  strong
performances  from   RISPERDAL(R)/RISPERDAL(R) CONSTA(R)
(risperidone), REMICADE(R) (infliximab) and  TOPAMAX(R)
(topiramate).    Generic   competition    related    to
DURAGESIC(R)     (fentanyl     transdermal     system),
ULTRACET(R)(tramadol      hydrochloride/acetaminophen),
SPORANOX(R) (itraconazole) and hormonal contraceptives continued to negatively impact sales during the fiscal second quarter of 2006.

RISPERDAL(R) (risperidone), a medication that treats the
symptoms  of  schizophrenia  and  bipolar  mania,   and
RISPERDALr CONSTAr (risperidone) long acting injection that treats the symptoms of schizophrenia, achieved operational growth of 16.6% in the fiscal second quarter of 2006. Sales growth was positively impacted by increases in the net pricing of RISPERDAL(R) and demand of RISPERDAL(R) CONSTA(R).

PROCRIT(R)  (Epoetin alfa) and EPREX(R) (Epoetin  alfa)
performance  combined had an operational sales  decline
of  4.7%,  as  compared  to prior  year  fiscal  second
quarter.   PROCRITr experienced an operational  decline
of 7.4% due to competitive pressure, while EPREXr had operational growth of 0.7%. The approval of the once weekly administration for EPREX(R) in Europe contributed to stabilizing EPREX(R) sales. Although the EPREX(R) patent has expired in most major European markets, an erythropoietin biosimilar has not yet been approved.

REMICADE(R) (infliximab), a biologic  approved  for  the
treatment  of  Crohn's disease, ankylosing spondylitis,
psoriasis, psoriatic arthritis, ulcerative colitis  and
use   in   the   treatment  of  rheumatoid   arthritis,
experienced  strong operational growth  of  21.0%  over
prior  year  fiscal  second  quarter.   This  continued
growth was driven by increased demand due to expanded indications. During the fiscal second quarter of 2006, REMICADE(R) received approval for the pediatric Crohn's disease indications.

TOPAMAX(R) (topiramate), which  has  been  approved  for
adjunctive and monotherapy use in epilepsy, as well as,
for    the   prophylactic   treatment   of   migraines,
experienced strong operational growth of 14.7%.

LEVAQUIN(R) (levofloxacin) experienced operational sales growth of 7.2% over prior year, primarily due to increased volume.

DURAGESIC(R)/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 11.9%, primarily driven by the negative impact of generic competition in the U.S. beginning in January
2005. Additionally, generic versions of DURAGESIC(R) have been launched in Europe.

The hormonal contraceptive franchise experienced an operational sales decline of 17.1% primarily resulting from  generic competition in oral contraceptives.  This
was partially offset by strong growth in ORTHO TRI-CYCLEN(R) LO (norgestimate/ethinyl estradiol), a low
dose     oral     contraceptive.      ORTHO     EVRA(R)
(norelgestromin/ethinyl estradiol), the first contraceptive patch approved by the FDA, experienced a significant decline in sales as a result of labeling changes and negative media coverage concerning product safety.

CONCERTA(R)  (methylphenidate HCl), a product  for  the
treatment  of attention deficit hyperactivity disorder,
achieved  operational sales growth  of  9.0%  over  the
fiscal second quarter of 2005. At present, the FDA  has
not  approved any generic version that is substitutable
for  CONCERTA(R).  Abbreviated  New  Drug  Applications
(ANDAs) for generic versions of CONCERTA(R) are pending
and  may  be  approved  at any  time.  Recent  negative
publicity   and  FDA  activities  concerning  attention
deficit hyperactivity products may impact CONCERTA(R) sales in 2006.

NATRECOR(R)  (nesiritide), a product for the  treatment
of patients with acutely decompensated congestive heart
failure  who  have  dyspnea at  rest  or  with  minimal
activity,  has  experienced a  significant  decline  in
demand due to past negative media coverage regarding  a
meta  analysis of selected historical clinical  trials.
The   Company  believes  that  there  is  no  new  data
supporting   the  conclusions  of  these  medical   and
consumer publications and the currently approved label for NATRECOR(R) reflects all available data to date.

On  June  23, 2006 the FDA granted accelerated approval
to   the   anti-HIV  medication  PREZISTAT  (darunavir)
tablets.   PREZISTAT,  co-administered  with   100   mg
ritonavir  (PREZISTA/rtv) and with other antiretroviral
agents,  is  indicated  for  the  treatment  of   human
immunodeficiency    virus    (HIV)     infection     in
antiretroviral treatment-experienced adult patients, such as those with HIV-1 strains resistant to more than one protease inhibitor.

Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment sales  in  the
first fiscal six months of 2006 were $10.2 billion,  an
increase of 5.3% over the same period a year ago,  with
7.3%  of  this change due to operational increases  and
the  remaining  2.0% decrease related to  the  negative
impact  of  currency.   The U.S.  Medical  Devices  and
Diagnostics sales increase was 7.8% and the growth in international Medical Devices and Diagnostics sales was 2.9%, which included operational increases of 6.8% and a decrease of 3.9% related to the negative impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
(Dollars in Millions)

                             First Fiscal Six Months
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

CORDIS(R)        $2,143   $1,983      8.1%     10.4%   (2.3)%
DEPUY(R)          2,074    1,973      5.1       6.7    (1.6)
ETHICON ENDO-
SURGERY(R)        1,651    1,553      6.3       8.3    (2.0)
ETHICON(R)        1,590    1,584      0.4       2.3    (1.9)
LIFESCAN(R)       1,027      975      5.4       6.4    (1.0)
Vision Care         915      833      9.9      13.3    (3.4)
ORTHO-CLINICAL
DIAGNOSTICS(R)      738      721      2.4       4.2    (1.8)
Other                28       31     (9.7)     (9.7)      -

Total           $10,166   $9,653      5.3%      7.3%   (2.0)%


Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2006 were $5.2 billion, an increase of 6.2% over the same period a year ago, with 6.7% of this change due to operational growth and the remaining 0.5% decrease related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 8.9% and the growth in international
Medical Devices and Diagnostics sales was 3.5%, which included operational growth of 4.6% and a decrease of 1.1% related to the negative impact of currency.

Major Medical Devices and Diagnostics Franchise SaleS
(Dollars in Millions)

                             Fiscal Second Quarter
                  July 2,  July 3,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

CORDIS(R)         $1,068   $1,014     5.4%      6.2%      (0.8)%
DEPUY(R)           1,035      980     5.6       5.9       (0.3)
ETHICON ENDO-
SURGERY(R)           857      786     9.0       9.5       (0.5)
ETHICON(R)           816      797     2.4       2.7       (0.3)
LIFESCAN(R)          522      474    10.3      10.0        0.3
Vision Care          474      426    11.5      13.4       (1.9)
ORTHO-CLINICAL
DIAGNOSTICS(R)       368      366     0.5       1.0       (0.5)
Other                 15       13    15.4      15.9       (0.5)

Total             $5,155   $4,856     6.2%      6.7%      (0.5)%


The Cordis franchise was a key contributor to the Medical Devices and Diagnostics segment results, with operational growth of 6.2% over the fiscal second quarter of 2005. The primary growth driver of the Cordis franchise was the CYPHER(R) Sirolimus-eluting
Stent in both U.S. and international markets. Strong performance was also achieved by Biosense Webster and the endovascular business.

In  April  and  July  of  2004, the  Cordis  Cardiology
Division of Cordis Corporation received Warning Letters
from  the  FDA  regarding  Good Manufacturing  Practice
regulations and Good Clinical Practice regulations.  In
response  to  the  Warning  Letters,  Cordis  has  made
improvements  to its quality systems and  has  provided
periodic  updates  to  the FDA.  The  Clinical  Warning
Letter   issues  have  been  resolved  to   the   FDA's
satisfaction.   With  respect  to  the  Quality  System
Warning Letter,in addition to the improvement updates, the Cordis Juarez and stent supplier locations were inspected with acceptable results. Cordis is preparing for third quarter re-inspections in the Miami Lakes and Puerto Rico locations and possible re-inspection of Warren.

The  DePuy franchise's operational growth of  5.9%  was
primarily    due    to   DePuy's   orthopaedic    joint
reconstruction   products.   Strong   performance   was
reported in Mitek sports medicine products and the trauma business, with the combined impact of the Hand
Innovations acquisition and strong growth in the base business.

The    Ethicon   Endo-Surgery   franchise   experienced
operational  growth of 9.5% over prior year.   A  major
contributor of growth continues to be endocutter sales, which include products used in performing bariatric procedures for the treatment of obesity, an important focus area for the franchise. Strong results were achieved with the success of the HARMONIC SCALPEL(R), an ultrasonic cutting and coagulating surgical device, which received approval in January 2006 for expanded indications to include plastic surgery, as well as, continued growth in advanced sterilization products.

Ethicon worldwide sales grew operationally by 2.7% from
the same period in the prior year, resulting from solid
growth  in  wound  management and  women's  health  and
urology,  partially  offset by  challenging  conditions
with  several European health care systems.   Sales  of
both   GYNECARE  products  and  DERMABOND(R) had strong
results in the fiscal second quarter of 2006 as compared to the same period in the prior year.

The  LifeScan franchise experienced operational  growth
of  10.0%.   Strong  performance was  achieved  in  the
ONETOUCH(R)  ULTRA(R)  product  line.   An   additional
contributor was Animas Corporation, acquired in the fiscal first quarter of 2006, providing LifeScan with a platform for entry into the insulin pump segment of the diabetes market.

The Vision Care franchise operational sales growth of 13.4% was led by the continued success of ACUVUE(R) ADVANCE(TM) Brand Contact Lenses with HYDRACLEAR(TM), ACUVUE(R) ADVANCE(TM) Brand Contact Lenses for ASTIGMATISM, ACUVUE(R) OASYS(TM) Brand Contact Lenses with HYDRACLEAR(TM) PLUS and 1-DAY ACUVUE(R).

The   Ortho-Clinical  Diagnostics  franchise   achieved
operational   growth   of   1.0%   over   prior   year.
Competitive pricing pressure was the major contributor to the modest results in the fiscal second quarter of 2006.

Cost of Products Sold and Selling, Marketing and
Administrative Expenses
Consolidated  costs  of products  sold  for  the  first
fiscal six months of 2006 increased to 28.1% from 27.4%
of  sales over the same period a year ago.  The cost of
products  sold  for the fiscal second quarter  of  2006
increased to 28.3% from 27.6% of sales. The increase resulted from unfavorable product mix, primarily in the Pharmaceutical segment.

Consolidated   selling,  marketing  and  administrative
expenses  for  the  first fiscal  six  months  of  2006
increased  0.5%  over  the  same  period  a  year  ago.
Consolidated   selling,  marketing  and  administrative
expenses as a percent to sales for the first fiscal six months of 2006 were 32.0% versus 32.8% for the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2006 increased 1.7% over the same period a year ago.
As a percent to sales, consolidated selling, marketing and administrative expenses were 32.6% versus 33.5% for the same period a year ago. Decreases in the quarterly and six month periods were primarily associated with cost containment efforts across many of the Company's businesses.

Research & Development
Research activities represent a significant part of the
Company's business.  These expenditures relate  to  the
development  of new products, improvement  of  existing
products,  technical support of products and compliance
with governmental regulations for the protection of the
consumer.  Worldwide costs of research activities,  for
the   first  fiscal  six  months  of  2006  were   $3.4
billion,  an increase of 15.5% over the same  period  a
year  ago.    Research and development spending in  the
fiscal  second  quarter of 2006 was  $1.8  billion,  an
increase  of  19.9% over the fiscal second  quarter  of
2005.  The major factors contributing to this  increase
were  the  $165  million  up front  payment  to  Vertex
Pharmaceuticals   for  the  rights   to   develop   and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions,  as  well as, higher levels of  investment  in
research   projects   in  the   Medical   Devices   and
Diagnostics  segment  and  a  significant   number   of
pharmaceutical projects in late stage development.

In-Process Research & Development(IPR&D)
In the fiscal second quarter of 2006, the Company recorded IPR&D charges of $87 million before tax, with no tax benefit, related to the acquisition of Vascular
Control Systems, Inc.

In  the  fiscal  second quarter of  2005,  the  Company
recorded IPR&D charges of $353 million before tax, with
no   tax  benefit,  related  to  acquisitions  in   the
Pharmaceutical  and  Medical  Devices  and  Diagnostics
segments.    These   acquisitions  included   TransForm
Pharmaceuticals, Inc., Peninsula Pharmaceuticals,  Inc.
and Closure Medical Corporation.

Other (Income) Expense, Net
Other   (income) expense, net is the account where  the
Company  records gains and losses related to  the  sale
and  write-down  of  certain equity securities  of  the
Johnson  &  Johnson Development Corporation, gains  and
losses on the disposal of fixed assets, currency  gains
and losses, minority interests, litigation settlements,
royalty  income, as well as, certain miscellaneous  one
time  events.   The favorable change in other  (income)
expense for the first fiscal six months of 2006 of $695
million, as compared to the same period a year ago, was
primarily  due to the gain associated with the  Guidant
termination  fee,  less associated  expenses,  of  $622
million before tax recorded in the fiscal first quarter of 2006.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2006 was 19.0% versus 18.4% over the same period a year ago.
Operating profit as a percent to sales in the fiscal second quarter of 2006 was 18.3% versus 17.5% over the same period a year ago. This increase was related to advertising and promotions spending in fiscal 2006 as compared to fiscal 2005.

Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent to sales in the first fiscal six months of 2006
was 31.7% versus 31.6% over the same period a year ago.
Operating  profit as a percent to sales in  the  fiscal
second quarter of 2006 was 29.2% versus 27.1% over  the
same  period  a  year ago.  For both periods  in  2006,
operating profit was favorable, as compared to the same
periods  a  year  ago,  due to the  acquisition-related
IPR&D  charges  incurred during the  first  fiscal  six
months of 2005 and the fiscal second quarter of 2005 of
$302 million.  However, this favorability was partially
offset  in  both periods of 2006 by increased  research
and development spending, including the $165 million up
front  payment to Vertex Pharmaceuticals in the  fiscal
second  quarter of 2006 for the rights to  develop  and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent to sales in the  first
fiscal  six months of 2006 was 35.4% versus 29.1%  over
the  same  period a year ago.  Operating  profit  as  a
percent  to sales in the fiscal second quarter of  2006
was 27.8% versus 28.1% over the same period a year ago.
The primary driver of the improved operating profit in the Medical Devices and Diagnostics segment for the fiscal six months over the same period a year ago was the gain associated with the Guidant termination fee, less associated expenses, of $622 million before tax.
Additionally, gross profit for the first fiscal six months of 2006 was enhanced by cost reduction programs, and favorable product mix, which offset increased research and development spending and IPR&D charges.

Interest (Income) Expense
Interest income increased in both the first fiscal  six
months and fiscal second quarter of 2006 as compared to
the same periods a year ago.  The increase reflected an
improved  cash  position, as well as, higher  rates  of
interest  being  earned  on cash  holdings.   The  cash
balance including marketable securities at the end of the fiscal second quarter of 2006 was $14.7 billion, which was $1.6 billion higher than the same period a year ago.

Interest expense decreased in both the first fiscal six months and fiscal second quarter of 2006 as compared to the same periods a year ago, resulting from lower average debt balances.

Provision For Taxes on Income
The  worldwide effective income tax rates for the first
fiscal  six  months  of 2006 and 2005  were  25.5%  and
24.6%, respectively, an increase of 0.9% primarily  due
to  the expiration of the U.S. research and development
tax  credit  at  the end of fiscal 2005,  and  the  net
effect  of  the following items. The tax rate  for  the
first  fiscal  six  months of  2006  benefited  from  a
reversal  of tax allowances of $134 million  associated
with the Tibotec business.  This benefit was offset  by
acquisition-related IPR&D charges of $124 million,  for
which  there  was a minimal tax benefit.  Additionally,
the  first fiscal six months of 2006 includes the  gain
associated  with  the  Guidant  termination  fee,  less
associated   expenses,  of  $622  million  before   tax
recorded at a 40.8% tax rate.

The  first fiscal six months of 2005 included a benefit
of $225 million, due to the reversal of a tax liability
previously recorded during the fiscal fourth quarter of
2004,  associated with a technical correction  made  to
the American Jobs Creation Act of 2004, in May 2005, as
well   as,  the  impact  of  acquisition-related  IPR&D
charges of $353 million that are non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including  working  capital, capital expenditures,  and
acquisitions.   Other  uses  of  cash  included   share
repurchases,  dividends and debt  repayments.   In  the
first  fiscal  six  months  of  2006,  cash  flow  from
operations  was  $5.8  billion,  an  increase  of  $1.2
billion  over the same period a year ago.  This  was  a
result of growth in net income of $0.5 billion, net  of
the non-cash impact of IPR&D charges.  This increase in
net  income  includes  the  gain  associated  with  the
Guidant  termination fee, less associated expenses,  of
$368  million after tax.  A $0.9 increase  in  accounts
payable  and accrued liabilities was also a key  driver
of the increase in cash flow from operations.  Net cash
used  by investing activities increased by $3.2 billion
due  to  a  $2.7  billion  net  decrease  in  sales  of
investments  and a $0.5 billion increase in acquisition
activity.    Net  cash  used  by  financing  activities
increased  by  $2.6  billion due primarily  to  a  $2.0
billion  increase  in the repurchase of  common  stock.
During the first fiscal six months of 2006 $2.7 billion
was  utilized  for the stock repurchase program.   Cash
and current marketable securities were $14.7 billion at the end of the fiscal second quarter of 2006 as compared with $16.1 billion at fiscal year end 2005.

Dividends
On April 27, 2006, the Board of Directors declared a regular cash dividend of $0.375 per share, payable on June 13, 2006 to shareholders of record as of May 30, 2006. This represented an increase of 13.6% in the quarterly dividend rate and was the 44th consecutive year of cash dividend increases.

On July 17, 2006, the Board of Directors declared a regular cash dividend of $0.375 per share, payable on September 12, 2006 to shareholders of record as of August 29, 2006.

The Company expects to continue the practice of paying regular cash dividends.

OTHER INFORMATION
New Accounting Standards
In  June  2006, the FASB issued FASB Interpretation  48
[FIN 48], Accounting for Uncertainty in Income Taxes  -
an  interpretation  of  FASB Statement  No  109.   This
interpretation prescribes a recognition  threshold  and
measurement  attribute  for  the  financial   statement
recognition and measurement of a tax position taken  or
expected   to   be   taken  in  a  tax   return.    The
interpretation also provides guidance on derecognition,
classification and other matters.  FIN 48 is  effective
for the fiscal year 2007 and the Company plans to adopt
the  Interpretation  at  that  time.   The  Company  is
currently evaluating the impact of the adoption of  FIN
48 on its results of operations, cash flows and financial position.

The   Company  implemented  SFAS  123(R),  Share  Based
Payment,  in  the  fiscal first quarter  of  2006.  The
Company  applied the modified retrospective  transition
method   to   implement  SFAS  No.  123(R).  Previously
reported financial statements were restated to  reflect
SFAS No. 123 disclosure amounts. See Note 1 included in
Item  1.  Financial  Statements (unaudited)-  Notes  to
Consolidated Financial Statements.

The Company implemented SFAS 151, Inventory Costs, an amendment of ARB No. 43 in the fiscal first quarter of 2006. The adoption of this statement did not have a material effect on the Company's results of operations, cash flows or financial position.

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

The   Company   also   operates   in   an   environment
increasingly  hostile to intellectual property  rights.
Generic  drug  firms  have filed Abbreviated  New  Drug
Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New
Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on "Litigation Against Filers of Abbreviated New Drug
Applications" in Note 12 included in Item 1.  Financial
Statements (unaudited)- Notes to Consolidated Financial
Statements.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2006.


Fiscal Month        Total       Average   Total Number   Remaining
                    Number of   Price     of Shares      Maximum
                    Shares      Paid per  Purchased as   Number of
                    Purchased(1)Share     Part of        Shares that
                                          Publicly       May Be
                                          Announced      Purchased
                                          Plans or       Under the
                                          Programs       Plans or
                                                         Programs (2)
April 3, 2006
through
April 30, 2006      12,209,400  $58.29    11,312,600
May 1, 2006
through
May 28, 2006        14,487,200  $59.46    14,487,200
May 29, 2006
through
July 2, 2006        16,368,000  $60.74    14,088,900
Total               43,064,600            39,888,700     38,723,685

(1) During the fiscal second quarter of 2006, the Company repurchased an aggregate of 39,888,700 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on March
8, 2006 and an aggregate of 3,175,900 shares in open-market transactions outside of the program.

(2) As of July 2, 2006, based on the closing price of the Company's Common Stock on the New York Stock
Exchange on June 30, 2006 of $59.92 per share.


Item 4 - Submission of Matters to a Vote of Security
Holders

(a) The annual meeting of the shareholders of the Company was held on April 27, 2006.

(b) Election of the directors is set forth in (c) below.

(c) The shareholders elected all the Company's nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered accounting firm for the fiscal year 2006.
The shareholders also approved of the amendments to the Restated Certificate of Incorporation, as proposed by management, and defeated the shareholder proposals on charitable contributions and majority voting requirements for director nominees.

1.   Election of Directors:

                     Shares For        Shares Withheld

M. S. Coleman      2,493,523,726          50,198,917
J. G. Cullen       2,472,303,251          71,419,392
R. J. Darretta     2,412,508,484         131,214,159
M. M. E. Johns     2,506,812,713          36,909,930
A. D. Jordan       2,477,391,237          66,331,406
A. G. Langbo       2,484,553,445          59,169,198
S. L. Lindquist    2,507,139,743          36,582,900
L. F. Mullin       2,490,905,545          52,817,098
C. A. Poon         2,479,441,418          64,281,225
C. Prince          2,406,966,830         136,755,813
S. S Reinemund     2,506,672,307          37,050,336
D. Satcher         2,506,540,877          37,181,766
W. C. Weldon       2,482,692,868          61,029,775

Abstain               35,576,608
Broker Non-vote                -

2.    Amendments to the Restated Certificate of
      Incorporation:

     For           2,496,705,505
     Against          19,668,147
     Abstain          27,348,991
     Broker Non-vote           -

3.   Ratification of Appointment of
     PricewaterhouseCoopers LLP:

     For           2,465,908,496
     Against          53,156,383
     Abstain          24,657,764
     Broker Non-vote           -

4.    Shareholder proposal on charitable contributions:

     For             113,838,488
     Against       1,714,896,357
     Abstain         169,068,896

5.    Shareholder proposal on majority voting
      requirements for director nominees:

     For             762,845,143
     Against       1,192,219,145
     Abstain          42,739,453

Item 6 - EXHIBITS


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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  August 8, 2006           By ___________________
                                  R. J. DARRETTA
                                  Vice Chairman, Board of
                                  Directors; Chief Financial
                                  Officer and Director
                                  (Principal Financial Officer)



Date:  August 8, 2006           By ___________________
                                  S. J. COSGROVE
                                  Controller
                                  (Principal Accounting Officer)