Form 10-Q/A
period 2006-07-02
JOHNSON & JOHNSON
filed 2006-08-08
CIK 200406

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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  August 8, 2006           By /s/ R. J. DARRETTA
                                   R. J. DARRETTA
                                   Vice Chairman, Board of
                                   Directors; Chief Financial
                                   Officer and Director
                                   (Principal Financial Officer)



Date:  August 8, 2006           By /s/ S. J. COSGROVE
                                   S. J. COSGROVE
                                   Controller
                                   (Principal Accounting Officer)