Form 10-Q
period 2006-10-01
JOHNSON & JOHNSON
filed 2006-11-08
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or
   15(d)  of  the  Securities Exchange  Act  of
   1934  for the quarterly period ended October
   1, 2006

                      or

( )Transition Report Pursuant to Section 13  or
   15(d)  of  the  Securities Exchange  Act  of
   1934 for the transition period from     to

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

   On October 29, 2006 2,899,355,180 shares  of
Common    Stock,   $1.00   par   value,    were
outstanding.




JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS

Part I - Financial Information                   Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   October 1, 2006 and January 1, 2006              3


 Consolidated Statements of Earnings for the Fiscal
   Third Quarters Ended October 1, 2006 and
   October 2, 2005                                  5


 Consolidated Statements of Earnings for the Fiscal
   Nine Months Ended October 1, 2006 and
   October 2, 2005                                  6

 Consolidated Statements of Cash Flows for the Fiscal
   Nine Months Ended October 1, 2006 and
   October 2, 2005                                  7

 Notes to Consolidated Financial Statements         9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                              29


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                          42

Item 4. Controls and Procedures                    42


Part II - Other Information

Item 1 - Legal Proceedings                         43

Item 1A - Risk Factors                             43

Item 2 - Unregistered Sales of Equity Securities
         and Use of Proceeds                       43


Item 6 - Exhibits                                  44

  Signatures                                       45






Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



      JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
       (Unaudited; Dollars in Millions)

                  ASSETS

                         October 1,   January
                            2006      1, 2006*
Current Assets:
Cash & cash equivalents      $14,491   $16,055

Marketable securities            201        83

Accounts receivable,
trade, less allowances
for doubtful accounts
$154 (2005,$164)               7,978     7,010

Inventories (note 4)           4,449     3,959

Deferred taxes on income       2,001     1,931

Prepaid expenses and
other receivables              2,166     2,442

     Total current
     assets                   31,286    31,480

Marketable securities,
non-current                       16        20

Property, plant and
equipment at cost             21,490    19,716

Less: accumulated
depreciation                (10,028)   (8,886)

Property, plant and
equipment, net                11,462    10,830

Intangible assets, net
(note 5)                       6,562     6,185

Goodwill, net (note 5)         6,769     5,990

Deferred taxes on income       1,865     1,138

Other assets                   3,278     3,221

     Total Assets            $61,238   $58,864


* Adjusted to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

See Notes to Consolidated Financial Statements





      JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
      (Unaudited; Dollars in Millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY

                       October   January
                       1, 2006   1, 2006*

Current Liabilities:
Loans and notes
payable                    $362      $668

Accounts payable          3,964     4,315

Accrued liabilities       3,330     3,529

Accrued rebates,
returns and
promotions                2,183     2,017

Accrued salaries,
wages and commissions     1,268     1,166

Accrued taxes on
income                      956       940

  Total current
  liabilities            12,063    12,635

Long-term debt            2,007     2,017

Deferred taxes on
income                      352       211

Employee related
obligations               3,570     3,065

Other liabilities         2,673     2,226

  Total liabilities      20,665    20,154

Shareholders' Equity:

Common stock - par
value $1.00 per share
(authorized
4,320,000,000 shares;
issued 3,119,842,000
shares)                   3,120     3,120

Accumulated other
comprehensive income
(note 8)                  (539)     (755)

Retained earnings        48,210    42,310

Less: common stock
held in treasury, at
cost (215,519,000 and
145,364,000 shares)      10,218     5,965

  Total shareholders'
  equity                 40,573    38,710

  Total liabilities
  and shareholders'
  equity                $61,238   $58,864

* Adjusted to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.
See Notes to Consolidated Financial Statements


      JOHNSON & JOHNSON AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF EARNINGS
   (Unaudited; dollars & shares in millions except per share figures)

                     Fiscal Quarters Ended
               Oct. 1,  Percent  Oct. 2,  Percent
                 2006     to      2005*     to
                         Sales             Sales


Sales to
customers
(Note 6)        $13,287  100.0%  $12,310   100.0%

Cost of
products sold     3,650    27.5    3,354     27.2

Gross profit      9,637    72.5    8,956     72.8

Selling,
marketing and
administrative
expenses          4,291    32.3    4,161     33.8

Research
expense           1,719    12.9    1,539     12.5

In-process
research &
development         115     0.9        -        -

Interest
income             (207)   (1.6)    (123)    (1.0)

Interest
expense, net
of portion
capitalized          13     0.1       22      0.2

Other expense
(income), net        45     0.3     (63)    (0.5)

Earnings
before
provision for
taxes on
income            3,661    27.6    3,420     27.8

Provision for
taxes on
income (Note 3)     901     6.8      882      7.2

NET EARNINGS     $2,760   20.8%   $2,538    20.6%

NET EARNINGS
PER SHARE
Basic             $0.95            $0.85
Diluted           $0.94            $0.85

CASH DIVIDENDS
PER SHARE        $0.375            $0.33

AVG. SHARES
OUTSTANDING
Basic           2,920.0          2,974.6
Diluted         2,948.1          3,006.2

* Adjusted to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

See Notes to Consolidated Financial Statements




      JOHNSON & JOHNSON AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF EARNINGS
   (Unaudited; dollars & shares in millions except per share figures)


                    Fiscal Nine Months Ended
                  Oct.  Percent  Oct. 2,  Percen
                   1,     to      2005*    t to
                  2006   Sales            Sales

Sales to customers
 (Note 6)       $39,642  100.0%  $37,904  100.0%

Cost of
products sold    11,050    27.9   10,372    27.4

Gross profit     28,592    72.1   27,532    72.6

Selling,
marketing and
administrative
expenses         12,737    32.1   12,566    33.2

Research
expense           5,079    12.8    4,448    11.7

In-process
research &
development         239     0.6      353     0.9

Interest income    (613)   (1.5)    (316)   (0.8)

Interest
expense, net of
portion
capitalized         42     0.1       52     0.1

Other income,
net               (771)   (2.0)    (184)   (0.5)

Earnings before
provision for
taxes on income  11,879    30.0   10,613    28.0

Provision for
taxes on income
(Note 3)          2,994     7.6    2,648     7.0

NET EARNINGS     $8,885   22.4%   $7,965   21.0%

NET EARNINGS
PER SHARE
Basic             $3.01            $2.68
Diluted           $2.99            $2.65

CASH DIVIDENDS
PER SHARE         $1.08           $0.945

AVG. SHARES
OUTSTANDING
Basic           2,948.7          2,973.5
Diluted         2,971.3          3,008.4

* Adjusted to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

          See Notes to Consolidated Financial
                  Statements




      JOHNSON & JOHNSON AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
       (Unaudited; Dollars in Millions)

                        Fiscal Nine Months
                               Ended
                        October    October
                        1, 2006    2, 2005*
CASH FLOW FROM
OPERATING ACTIVITIES
Net earnings               $8,885     $7,965
Adjustment to
reconcile net
earnings to cash
flow:
 Depreciation and
amortization of
property and
intangibles                 1,606      1,586
 Stock based
compensation                  511        405
 Purchased in-process
research and
development                   239        353
 Deferred tax
provision                    (681)      (552)
 Accounts receivable
allowances                    (16)       (24)
Changes in assets and
liabilities, net of
effects from
acquisitions:
 Increase in accounts
receivable                   (714)      (646)
 Increase in
inventories                  (339)      (433)
 Decrease in accounts
payable and accrued
liabilities                  (398)    (1,732)
 Decrease in other
current and non-
current assets                 79        860
 Increase in other
current and non-
current liabilities           793        854

NET CASH FLOWS FROM
OPERATING ACTIVITIES        9,965      8,636

CASH FLOWS FROM
INVESTING ACTIVITIES
Additions to
property, plant and
equipment                  (1,607)    (1,490)
Proceeds from the
disposal of assets              2        152
Acquisitions, net of
cash acquired              (1,377)      (747)
Purchases of
investments                  (452)    (5,095)
Sales of investments          324      8,324
Other (primarily
intangibles)                 (124)      (295)

NET CASH
(USED)/PROVIDED BY
INVESTING ACTIVITIES       (3,234)       849

CASH FLOWS FROM
FINANCING ACTIVITIES
Dividends to
shareholders               (3,182)    (2,810)
Repurchase of common
stock                      (5,371)    (1,164)
Proceeds from short-
term debt                     599        537
Retirement of short-
term debt                  (1,139)      (602)
Proceeds from long-
term debt                       1          4
Retirement of long-
term debt                     (12)      (196)
Proceeds from the
exercise of stock
options/excess tax
benefits                      692        592
NET CASH USED BY
FINANCING ACTIVITIES       (8,412)    (3,639)

Effect of exchange
rate changes on cash
and cash equivalents          117       (224)
(Decrease)/increase
in cash and cash
equivalents                (1,564)     5,622
Cash and Cash
equivalents,
beginning of period        16,055      9,203

CASH AND CASH
EQUIVALENTS, END OF
PERIOD                    $14,491    $14,825

Acquisitions
Fair value of assets
acquired                   $1,627       $883
Fair value of
liabilities assumed          (250)      (136)

Net cash paid for
acquisitions               $1,377       $747


* Adjusted to include the impact of share based compensation expense; see Notes 1 and 10 for additional information.

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  - The   accompanying unaudited interim
financial  statements and related notes  should
be  read  in  conjunction with the Consolidated
Financial  Statements of Johnson & Johnson  and
Subsidiaries   (the   "Company")  and   related
notes  as  contained  in the  Company's  Annual
Report  on Form 10-K for the fiscal year  ended
January 1, 2006 and the related Current  Report
on  Form 8-K filed with the SEC on October  31,
2006   containing   the  Company's   previously
reported consolidated financial statements  for
the  fiscal years 2003, 2004 and 2005, and  the
notes  thereto,  as  adjusted  to  reflect  the
impact  of  SFAS  No.  123  (R),  Share   Based
Payment,   adopted  during  the  fiscal   first
quarter   of   2006.   The  unaudited   interim
financial  statements include all  adjustments
(consisting    only    of   normal    recurring
adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During  the fiscal first quarter of  2006,  the
Company  elected  to adopt SFAS  123(R),  Share
Based Payment, under the modified retrospective
application  method.   Accordingly,   financial
statement   amounts  for  the   prior   periods
presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123(R).

NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of Statement
of  Financial Accounting Standards (SFAS)  133,
SFAS  138  and  SFAS  149  requiring  that  all
derivative  instruments  be  recorded  on   the
balance sheet at fair value.

As  of October 1, 2006, the balance of deferred
net   gains   on   derivatives   included    in
accumulated other comprehensive income was  $29
million  after-tax. For additional information,
see   Note   8.   The  Company   expects   that
substantially  all  of  this  amount  will   be
reclassified  into earnings over  the  next  12
months  as  a result of transactions  that  are
expected to occur over that period. The  amount
ultimately realized in earnings will differ  as
foreign  exchange rates change. Realized  gains
and  losses are ultimately determined by actual
exchange  rates at maturity of the  derivative.
Transactions with third parties will cause  the
amount   in   accumulated  other  comprehensive
income  to  affect  net earnings.  The  maximum
length  of  time  over  which  the  Company  is
hedging  is 18 months.  The Company  also  uses
currency   swaps   to  manage   currency   risk
primarily related to borrowings, which may exceed 18 months.

For the fiscal third quarters ended October  1,
2006 and October 2, 2005, the net impact of the
hedges'   ineffectiveness,   transactions   not
qualifying    for    hedge    accounting    and
discontinuance of hedges, to the Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The  worldwide effective income tax  rates  for
the  first fiscal nine months of 2006 and  2005
were 25.2% and 25.0%, respectively, an increase
of  0.2% primarily due to the expiration of the
U.S. research and development tax credit at the
end of fiscal 2005, and the Guidant termination
fee  recorded at a 40.8% rate. The tax rate for
the  first fiscal nine months of 2006 benefited
from  a  reversal  of  tax allowances  of  $134
million  associated with the Tibotec  business.
The first fiscal nine months of 2005 included a
benefit of $225 million, due to the reversal of
a  tax liability previously recorded during the
fiscal fourth quarter of 2004, associated  with
a  technical  correction made to  the  American
Jobs Creation Act of 2004.  The tax rate in the
first fiscal nine months of 2006 also benefited
from   additional   earnings   in   lower   tax
jurisdictions    relative   to    higher    tax
jurisdictions.

NOTE 4 - INVENTORIES
(Dollars in Millions)

                     October 1,  January 1,
                       2006         2006
Raw materials and
supplies                $1,143        $931
Goods in process         1,161       1,073
Finished goods           2,145       1,955
                        $4,449      $3,959

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


(Dollars in Millions)

                       October 1,  January 1,
                          2006        2006


Trademarks (non-
amortizable)             $1,561     $1,400
Less accumulated
amortization                132        134
Trademarks (non-
amortizable)- net         1,429      1,266

Patents and trademarks    4,452      4,128
Less accumulated
amortization              1,605      1,370
Patents and trademarks
- net                     2,847      2,758

Other amortizable
intangibles               3,860      3,544
Less accumulated
amortization              1,574      1,383
Other intangibles -
net                       2,286      2,161

Total intangible
assets - gross            9,873      9,072
Less accumulated
amortization              3,311      2,887

Total intangible
assets - net              6,562      6,185


Goodwill - gross          7,497      6,703
Less accumulated
amortization                728        713
Goodwill - net           $6,769     $5,990

Goodwill as of October 1, 2006 as allocated by segment of business is as follows:

(Dollars in Millions)
                 Consumer  Pharm   Med    Total
                                  Dev &
                                   Diag
Goodwill, net of
accumulated
amortization at
January 1, 2006    $1,090    $874 $4,026  $5,990
Acquisitions          153       -    543     696
Translation &
Other                  46      19     18      83
Goodwill as of
October 1, 2006    $1,289    $893 $4,587  $6,769


The  weighted average amortization periods  for
patents  and  trademarks and  other  intangible
assets are 15 years and 17 years, respectively.
The   amortization   expense   of   amortizable
intangible assets for the fiscal nine months ended October 1, 2006 was $405 million and the estimated amortization expense for the five succeeding years approximates $565 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC
AREAS


SALES BY SEGMENT OF BUSINESS (1)
(Dollars in Millions)

                     Fiscal Quarters Ended
                    Oct. 1,  Oct. 2,   Percent
                     2006     2005      Change
Consumer
U.S.                $1,138   $1,075      5.9%
International        1,318    1,156     14.0
                     2,456    2,231     10.1

Pharmaceutical
U.S.                 3,841    3,527      8.9
International        2,040    1,930      5.7
                     5,881    5,457      7.8

Medical Devices &
Diagnostics
U.S.                 2,509    2,365      6.1
International        2,441    2,257      8.2
                     4,950    4,622      7.1

U.S.                 7,488    6,967      7.5
International        5,799    5,343      8.5
Worldwide          $13,287  $12,310      7.9%



                    Fiscal Nine Months Ended
                   Oct. 1,   Oct. 2,   Percent
                    2006      2005     Change
Consumer
U.S.               $3,391   $3,281      3.4%
International       3,818    3,508      8.8
                    7,209    6,789      6.2

Pharmaceutical
U.S.               11,224   10,905      2.9
International       6,093    5,935      2.7
                   17,317   16,840      2.8

Medical Devices &
Diagnostics
U.S.                7,619    7,104      7.2
International       7,497    7,171      4.5
                   15,116   14,275      5.9

U.S.               22,234   21,290      4.4
International      17,408   16,614      4.8
Worldwide         $39,642  $37,904      4.6%

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

(Dollars in         Fiscal Quarters Ended
Millions)
                   Oct. 1,   Oct. 2,  Percent
                    2006      2005    Change

Consumer              $455    $408      11.5%
Pharmaceutical       1,814   1,734       4.6
Medical Devices &
Diagnostics (1)      1,339   1,319       1.5
  Segments total     3,608   3,461       4.2
Income/(expense)
not allocated to
segments                53     (41)
Worldwide total     $3,661  $3,420       7.0%


                     Fiscal Nine Months
                            Ended
                   Oct. 1,   Oct. 2,  Percent
                    2006      2005    Change

Consumer            $1,359  $1,245      9.2%
Pharmaceutical(2)    5,438   5,334      1.9
Medical Devices &
Diagnostics(3)       4,934   4,131     19.4
  Segments total    11,731  10,710      9.5
Income/(expense)
not allocated to
segments               148     (97)
Worldwide total    $11,879 $10,613     11.9%


(1)Includes $115 million of IPR&D charges related to acquisitions completed in the fiscal third quarter of 2006.
(2)Includes $302 million of IPR&D charges related to acquisitions completed in the first fiscal nine months of 2005.
(3)Includes $239 million and $51 million of IPR&D charges related to acquisitions completed in the first fiscal nine months of 2006 and 2005, respectively. The first fiscal nine months of 2006 also includes the gain associated with the Guidant termination fee, less associated expenses, of $622 million before tax. Excluding the Guidant termination fee operating profit growth for the first fiscal nine months of 2006 versus the same period last year was 4.4%.

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)


                    Fiscal Quarters Ended
                    Oct. 1,   Oct. 2,  Percent
                     2006      2005    Change

U.S.                $7,488  $6,967      7.5%
Europe               3,098   2,860      8.3
Western Hemisphere,
excluding U.S.         901     783     15.1
Asia-Pacific,
Africa               1,800   1,700      5.9

Total              $13,287 $12,310      7.9%


                      Fiscal Nine Months
                             Ended
                    Oct. 1,   Oct. 2,  Percent
                     2006      2005    Change

U.S.               $22,234 $21,290      4.4%
Europe               9,464   9,222      2.6
Western Hemisphere,
excluding U.S.       2,599   2,259     15.1
Asia-Pacific,
Africa               5,345   5,133      4.1

Total              $39,642 $37,904      4.6%


NOTE 7 - EARNINGS PER SHARE
The  following is a reconciliation of basic net
earnings per share to diluted  net earnings per
share  for  the   fiscal third  quarters  ended
October 1, 2006 and October 2, 2005.

(Shares in Millions)       Fiscal Quarters
                                Ended

                          Oct. 1,   Oct. 2,
                           2006      2005

Basic net earnings per
share                        $0.95     $0.85
Average shares
outstanding - basic        2,920.0   2,974.6
Potential shares
exercisable under stock
option plans                 218.0     209.7
Less: shares which could
be repurchased under
treasury stock method       (193.8)   (185.2)
Convertible debt shares        3.9       7.1
Adjusted average shares
outstanding - diluted      2,948.1   3,006.2
Diluted earnings per
share                        $0.94     $0.85


The  diluted  earnings  per  share  calculation
included  the  dilutive effect  of  convertible
debt  that  was offset by the related reduction
in  interest  expense  of  $1  million  and  $2
million  for   the fiscal third quarters  ended
October   1,   2006   and  October   2,   2005,
respectively.

The  diluted  earnings  per  share  calculation
excluded  43  million  and  46  million  shares
related   to  options  for  the  fiscal   third
quarters  ended October 1, 2006 and October  2,
2005, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended October 1, 2006 and October 2, 2005.

(Shares in Millions)
                            Fiscal Nine Months Ended
                               Oct. 1,      Oct. 2,
                                2006         2005

Basic net earnings per share    $3.01      $2.68
Average shares outstanding
 - basic                      2,948.7    2,973.5
Potential shares exercisable under
  stock option plans            217.6      209.9
Less: shares which could be repurchased
  under treasury stock method  (198.9)    (182.1)
Convertible debt shares           3.9        7.1
Average shares
  outstanding - diluted       2,971.3    3,008.4
Diluted earnings per share      $2.99      $2.65


The  diluted  earnings  per  share  calculation
included  the  dilutive effect  of  convertible
debt  that  was offset by the related reduction
in  interest  expense  of  $3  million  and  $9
million for the first fiscal nine months  ended
October   1,   2006   and  October   2,   2005,
respectively.

The diluted earnings per share calculation excluded 44 million and 46 million shares related to options for the first fiscal nine months ended October 1, 2006 and October 2,
2005, respectively, as the exercise price per share of these options was greater than the average market value. If these shares were included it would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The  total  comprehensive income for the  first
fiscal  nine months ended October 1,  2006  was
$9.1  billion, compared with $7.7  billion  for
the  same   period   a year  ago.    The  total
comprehensive  income  for  the  fiscal   third
quarter ended October 1, 2006 was $2.8 billion,
compared with $2.6 billion for the same  period
a   year   ago.    Total  comprehensive  income
included  net earnings, net unrealized currency
gains and losses on translation, net unrealized
gains  and  losses on securities available  for
sale  and  net  gains and losses on  derivative
instruments qualifying and  designated  as cash
flow  hedges.    The   following   table   sets
forth   the  components   of accumulated  other
comprehensive income.


(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

January 1, 2006    $    (520)    70      (320)    15        (755)
2006 nine months changes:
  Net change associated
   with current period
   hedging transactions    -      -        -      29
  Net amount reclassed to
   net earnings            -      -        -     (15)*
  Net nine months
   changes               216    (14)       -      14         216

October 1, 2006     $   (304)    56     (320)     29        (539)

Amounts   in  accumulated  other  comprehensive
income  are  presented net of the  related  tax
impact.      Foreign    currency    translation
adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes in
value of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
On  June  25, 2006 the Company entered  into  a
definitive  agreement to acquire  the  Consumer
Healthcare  business  of  Pfizer  Inc.  for   a
purchase  price of $16.6 billion in cash.   The
transaction is expected to close by the end  of
2006  and  is  subject to customary clearances,
including   the   Hart-Scott-Rodino   Antitrust
Improvements Act and European Union merger control regulation. The Company estimates that approximately $1.0 billion in proceeds will be received from the divestiture of businesses resulting from regulatory reviews.

During  the fiscal third quarter of  2006,  the
following   companies  were  acquired:   Colbar
LifeScience Ltd., a privately held company specializing in reconstructive medicine and tissue engineering and Ensure Medical, Inc., a privately held company that develops devices for post-catheterization closure of the femoral artery.

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


NOTE 10 - SHARE BASED COMPENSATION
At  October 1, 2006, the Company had  16  share
based    compensation   plans.    The    shares
outstanding   are  for  contracts   under   the
Company's 1995 and 2000 Stock Option Plans, the
2005  Long  Term Incentive Plan, the 1997  Non-
Employee  Director's  Plan  and  the  Centocor,
Innovasive Devices, ALZA, Inverness  and  Scios
Stock  Option Plans.  During 2006,  no  options
were  granted  under any of these plans  except
the   2005  Long  Term  Incentive  Plan.    The
compensation cost that has been charged against
income for these plans was $171 million for the
fiscal  third quarter of 2006 and $134  million
for  the  fiscal third quarter  of  2005.   The
total  income  tax  benefit recognized  in  the
income  statement for share based  compensation
arrangements  was $60 million and  $47  million
for the fiscal third quarters of 2006 and 2005,
respectively.  The compensation cost  that  has
been charged against income for these plans was
$511  million for the first fiscal nine  months
of  2006 and $405 million for the first  fiscal
nine  months  of  2005.  The total  income  tax
benefit recognized in the income statement  for
share based compensation arrangements was  $179
million and $142 million for the first fiscal nine months of 2006 and 2005, respectively.
Share based compensation costs capitalized as part of inventory were insignificant in all periods.

The total intrinsic value of options exercised during 2006 was $319.5 million. As of October
1, 2006, the total unrecognized compensation cost was $795.1 million, which will be charged against income over a weighted average period of 1.22 years.

The following table details the retroactive application impact of SFAS 123(R) on previously reported results.

(Dollars in Millions, Except Per Share
Amounts)

For the quarter ended                As Previously
October 2, 2005          Restated      Reported

Earnings before
provision for
taxes on income        $  3,420      $  3,554
Net
earnings                  2,538         2,625
Basic net
earnings per
share                      0.85          0.88
Diluted net
earnings per
share                      0.85          0.87

For the nine months ended
October 2, 2005:

Earnings before
provision for
taxes on income        $ 10,613      $ 11,018
Net earnings              7,965         8,228
Basic net earnings
per share                  2.68          2.77
Diluted net earnings
per share                  2.65          2.73
Net cash flows
from operating
activities                8,636         8,694
Net cash used by
financing
activities              $(3,639)      $(3,697)



NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT
BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2006 and 2005 include the following components:

(Dollars in Millions)
                   Retirement Plans     Other Benefit Plans
                          Fiscal Quarters Ended
                   Oct. 1,   Oct. 2,    Oct. 1,    Oct. 2,
                    2006      2005       2006       2005

Service cost        $131      $107        $16       $14
Interest cost        142       120         26        22
Expected return on
 plan assets        (174)     (144)         -        (1)
Amortization of prior
 service cost          1         3         (2)       (3)
Amortization of net
 transition asset     (1)       (1)         -         -
Recognized actuarial
 losses               61        54          9         6

Net periodic benefit
    cost            $160      $139        $49       $38


Net  periodic  benefit cost for  the  Company's
defined  benefit  retirement  plans  and  other
benefit plans for the first fiscal nine  months
of   2006   and  2005  include  the   following
components:




(Dollars in Millions)
                   Retirement Plans     Other Benefit Plans
                          Fiscal Nine Months Ended
                   Oct. 1,   Oct. 2,    Oct. 1,    Oct. 2,
                    2006      2005       2006       2005

Service cost        $393      $323        $53       $42
Interest cost        426       366         78        66
Expected return on
 plan assets        (524)     (435)        (2)       (3)
Amortization of prior
 service cost          7         9         (5)       (6)
Amortization of net
 transition asset     (1)       (2)         -         -
Recognized actuarial
 losses              188       165         29        19

Net periodic benefit
    cost            $489      $426       $153      $118

Company Contributions
For  the  fiscal nine months ended  October  1,
2006,  the Company contributed $18 million  and
$22  million  to  its  U.S.  and  international
retirement  plans, respectively.   The  Company
does not anticipate a minimum statutory funding
requirement  for its U.S. retirement  plans  in
2006.   International plans will be  funded  in
accordance with local regulations.

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

In March 2005, it was confirmed that the PSC of
the  MDL  had  enrolled enough  plaintiffs  and
claimants in the proposed settlement program to
make  the agreement effective. Janssen has paid
into   a  compensation  escrow  account   $77.6
million, established an administrative fund of $15 million, and paid legal fees to the PSC of $22.5 million, which amount was approved by the court. No additional funds will be contributed to this first settlement program.

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

Janssen  and  the  Company  believe  they  have
adequate  self-insurance  accruals  and  third-
party  product liability insurance with respect
to   these  cases.  In  communications  to  the
Company,   several  of  the  excess   insurance
carriers  raised  certain  defenses  to   their
liability  under the policies and to date  have
declined  voluntarily to reimburse Janssen  and
the   Company  for  PROPULSID(R)-related  costs
despite  demand  for  payment.  In  May   2005,
hearings were held in London in the arbitration
proceeding commenced by Janssen and the Company
against Allianz Underwriters Insurance Company,
which  issued  the  first layer  of  applicable
excess    insurance   coverage,    to    obtain
reimbursement  of  PROPULSID(R)-related  costs.
That  proceeding  was  resolved  in  a  fashion
satisfactory  to  Janssen and  the  Company  in
November   2005.  In  May  2005,  the   Company
commenced    arbitration   against    Lexington
Insurance  Company,  which  issued  the  second
layer  of  excess  insurance coverage  and,  in
March  2006, against SR International  Business
Insurance  Co., LTD., which issued  the  third.
The  claim  against SR International  has  been
resolved  satisfactorily.  A  decision  on  the
claim   against  Lexington  Insurance  Company,
which  was  heard  by an arbitration  panel  in
October,  is expected in the first  quarter  of
2007.   In  the  opinion of  the  Company,  the
excess carriers remain legally obligated to provide coverage for the PROPULSID(R)- related losses at issue.

A number of other products of Johnson & Johnson
subsidiaries  are  subject to numerous  product
liability claims and lawsuits, including  ORTHO
EVRA(R),  RISPERDAL(R) and DURAGESIC(R).  There
are  approximately  1,000  claimants  who  have
filed   lawsuits   or  made  claims   regarding
injuries  allegedly due to ORTHO  EVRA(R),  700
claimants with respect to RISPERDAL(R) and  100
with  respect to DURAGESIC(R). These  claimants
seek   substantial  compensatory   and,   where
available,  punitive  damages.  The  Johnson  &
Johnson subsidiary responsible for marketing the product at issue is vigorously defending against these claims except where settlement is deemed appropriate.

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

Cordis  also  has an arbitration claim  against
Medtronic accusing Medtronic of infringement by
sale  of stent products introduced by Medtronic
subsequent  to  its  GFX(R)  and  MicroStent(R)
products,  the  subject of the  earlier  action
referenced above. Those products were found  to
have  been licensed to Medtronic pursuant to  a
1997  license by an arbitration panel in  March
2005.  Further  arbitration  proceedings   will
determine whether royalties are owed for those products.

In   January  2003,  Cordis  filed   a   patent
infringement  action against Boston  Scientific
in Delaware Federal District Court accusing its
Express2(TM),Taxus(R) and Liberte(R) stents of
infringing  the Palmaz patent that  expired  in
November  2005. The Liberte(R) stent  was  also
accused of infringing Cordis' Gray patent  that
expires  in  2016. In June 2005, a  jury  found
that the Express2(TM), Taxus(R) and Liberte(R)
stents infringed the Palmaz patent and that the
Liberte(R)  stent  also  infringed   the   Gray
patent. Motions filed by Boston Scientific seeking to vacate the verdict or obtain a new trial were denied in June 2006. Cordis expects
Boston Scientific will appeal to the U.S. Court of Appeals for the Federal Circuit.

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

In  July 2005, a jury in Federal District Court
in  Delaware  found that the  Cordis  CYPHER(R)
stent  infringed Boston Scientific's Ding  `536
patent  and  that the Cordis CYPHER(R)  and  BX
VELOCITY(R)   stents  also   infringed   Boston
Scientific's  Jang `021 patent. The  jury  also
found  both  of  those  patents  valid.  Boston
Scientific  seeks substantial  damages  and  an
injunction  in that action. In June  2006,  the
District  Court  denied motions  by  Cordis  to
overturn  the  jury verdicts  or  grant  a  new
trial. Cordis has moved for re-consideration of
those decisions.  If reconsideration is denied,
Cordis will appeal to the Court of Appeals  for
the   Federal  Circuit.   The  District   Court
indicated it will consider damages, wilfullness and injunctive relief after the appeals have been decided.

Trial  of  Boston Scientific's  case  asserting
infringement by the CYPHER(R) stent of  another
Boston   Scientific  patent,  which  had   been
scheduled  for  trial in March 2006,  has  been
adjourned  without a new trial  date.  In  that
case  as  well,  Boston  Scientific  seeks   an
injunction and substantial damages.

Boston   Scientific  has  brought  actions   in
Belgium   and   the   Netherlands   under   its
Kastenhofer  patent to enjoin  the  manufacture
and  sale of allegedly infringing catheters  in
those  countries, and to recover damages.   The
Belgian case is pending and no hearing date has been set. A decision by the lower court in the Netherlands in Boston Scientific's favor is on appeal.

In   Germany,  Boston  Scientific  has  several
actions  based on Ding patents pending  against
the   Cordis  CYPHER(R)  stent.    Cordis   was
successful in these actions at the trial level, but Boston Scientific has appealed.

The following chart summarizes various patent lawsuits concerning products of Johnson &
Johnson subsidiaries that have yet to proceed to trial:

J&J		 		  Plaintiff/
Product        Company  Patents	  Patent Holder	     Court  Trial Date  Filed

Catheters and  Cordis Fitzmaurice Medtronic AVE      E.D. Tex  09/07    06/03
stent delivery
systems

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

LITIGATION AGAINST FILERS OF ABBREVIATED NEW
DRUG APPLICATIONS (ANDAs)

The  following chart indicates lawsuits pending
against  generic  firms that filed  Abbreviated
New Drug Applications seeking to market generic
forms  of products sold by various subsidiaries
of  the  Company  prior to  expiration  of  the
applicable  patents  covering  those  products.
These  ANDAs  typically include allegations  of
non-infringement,        invalidity         and
unenforceability of these patents. In the event the subsidiary of the Company involved is not successful in these actions, or the statutory
30-month stay expires before a ruling from the district court is obtained, the firms involved will have the ability, upon FDA approval, to introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company's subsidiary.

As noted in the following chart, 30-month stays expired during 2006 and will expire in 2007 and 2008 with respect to ANDA challenges regarding various products.

Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expires

ACIPHEX(R) 20   Eisai       Teva       S.D.N.Y.    *      11/03     02/07
mg delay
release       (for Janssen) Dr.Reddy's S.D.N.Y.    *      11/03     02/07
tablet                      Mylan      S.D.N.Y.    *      01/04     02/07

AXERT(R) 6.25 Almirall      Teva       S.D.N.Y.    *      03/06     11/08
and 12.5 mg   Ortho-McNeil
              Neurologics

CONCERTA(R)   McNeil-PPC    Andrx      D.Del.      *      09/05      None
18,27,36 and
54 mg         ALZA
controlled
release tablet

DITROPAN XL(R)Ortho-McNeil  Mylan      D.W.V.    02/05    05/03     09/05
5, 10, 15 mg  ALZA          Impax      N.D.Cal.  12/05    09/03     01/06
controlled
release tablet

LEVAQUIN(R)
Injectable   Daiichi,JJPRD Sicor (Teva) D.N.J.     *      12/03     05/06
Single use   Ortho-McNeil
vials
and 5 mg/ml
premix

LEVAQUIN(R)
Injectable   Daiichi,JJPRD American    D.N.J.      *      12/03     05/06
Single use   Ortho-McNeil  Pharmaceutical
vials                      Partners


QUIXIN(R)
Ophthalmic   Daiichi,      Hi-Tech     D.N.J.      *      12/03     05/06
Solution     Ortho-McNeil  Pharmacal
(Levo-
floxacin)
Ophthalmic
solution

ORTHO TRI
CYCLEN(R) LO Ortho-McNeil  Barr        D.N.J.      *      10/03     02/06
0.18 mg/0.025 mg
0.215 mg/0.025 mg
and 0.25 mg/0.025 mg

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

RISPERDAL(R)
M-Tab        Janssen       Dr. Reddy's D.N.J.     06/06   02/05     07/07
0.5,1,2,3, 4 mg            Barr        D.N.J.       *     10/05     02/08

RISPERDAL(R)
Oral         Janssen       Apotex      D.N.J.       *     03/06     08/08
Solution, 1 mg/ml

TOPAMAX(R)   Ortho-McNeil  Mylan       D.N.J.       *     04/04     09/06
25,50,100, 200 mg tablet   Cobalt      D.N.J.       *     10/05     03/08

TOPAMAX(R)
SPRINKLE     Ortho-McNeil  Cobalt      D.N.J.       *     12/05     05/08
15, 25 mg capsule

* Trial date to be established

In  the  action against Mylan and  Dr.  Reddy's
Laboratories       regarding       RISPERDAL(R)
(risperidone) tablets and M-Tabs, the  District
Court   in  New  Jersey ruled, on  October  13,
2006,  that the RISPERDAL(R) patent was  valid,
enforceable,  and   infringed  by  the  generic
products  at  issue, and entered an  injunction
prohibiting   Mylan  and   Dr.   Reddy's   from
marketing their generic risperidone products until a date no earlier than patent expiration in December 2007.

In the action against Mylan with respect to the patent on TOPAMAX(R), the District Court in New
Jersey,  on  October 24, 2006,  granted  Ortho-
McNeil's motion for a preliminary injunction barring launch by Mylan of its generic version of TOPAMAX(R).

In  the  action  against  Mylan  involving  the
Company's        subsidiary        Ortho-McNeil
Pharmaceutical, Inc.'s (Ortho- McNeil) product,
DITROPAN XL(R) (oxybutynin chloride), the court
in  September  2005  found the  DITROPAN  XL(R)
patent  invalid  and not infringed  by  Mylan's
generic  product.   Those rulings were affirmed
by the Court of Appeals for the Federal Circuit
on September 6, 2006.   Neither Mylan nor Impax
has received final FDA approval to launch its generic product, but such approval could come at any time.

In  December 2005, Mylan announced that it  had
entered  into  two agreements with Ortho-McNeil
regarding oxybutynin chloride extended  release
tablets.   One  agreement  relates  to   Ortho-
McNeil's   supply   of   certain   dosages   of
oxybutynin  chloride extended  release  tablets
and  the second relates to a patent license  to
ALZA  intellectual property regarding  DITROPAN
XL(R).    These    agreements,    which     are
confidential,  have  been  submitted   to   the
Federal Trade Commission.

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

In  the action against Mylan involving its ANDA
for   Ortho-   McNeil's   product   LEVAQUIN(R)
(levofloxacin),  the trial  judge  in  December
2004   found   the  patent  at   issue   valid,
enforceable  and  infringed by Mylan's  generic
product  and  issued  an injunction  precluding
sale of the product until patent expiration  in
late  2010.  In  December 2005,  the  Court  of
Appeals  for  the Federal Circuit affirmed  the
judgment   of   validity,  enforceability   and
infringement.   Mylan  filed   a   motion   for
rehearing by the Court of Appeals, which was denied.

In  the  consolidated  actions  against  Teva,
Sicor,   Hi-Tech   Pharmacal,   and   American
Pharmaceutical Partners involving the ANDAs for various levofloxacin preparations, summary judgment was granted for Ortho- McNeil and ALZA in March 2006 on the claim that the LEVAQUIN(R) patent was obtained by inequitable conduct and was therefore unenforceable.

In  the action against Impax involving its ANDA
referencing  McNeil-PPC's product  CONCERTA(R),
McNeil  and ALZA Corporation, both subsidiaries
of  the Company, dismissed with prejudice their
claim   of  infringement  against  Impax   with
respect to its ANDA.

With  respect to all of the above matters,  the
Johnson   &  Johnson  subsidiary  involved   is
vigorously    defending   the   validity    and
enforceability and asserting the infringement of its own or its licensor's patents.

AVERAGE WHOLESALE PRICE (AWP) LITIGATION

Johnson   &   Johnson  and   several   of   its
pharmaceutical   subsidiaries,    along    with
numerous  other  pharmaceutical companies,  are
defendants in a series of lawsuits in state and
federal  courts involving allegations that  the
pricing and marketing of certain pharmaceutical
products  amounted to fraudulent and  otherwise
actionable conduct because, among other things,
the  companies allegedly reported  an  inflated
Average Wholesale Price (AWP) for the drugs  at
issue.   Most  of  these  cases,  both  federal
actions  and state actions removed  to  federal
court,  have  been consolidated  for  pre-trial
purposes  in a Multi-District Litigation  (MDL)
in    Federal   District   Court   in   Boston,
Massachusetts.  The plaintiffs in  these  cases
include  classes of private persons or entities
that  paid  for any portion of the purchase  of
the  drugs  at  issue based on AWP,  and  state
government entities that made Medicaid payments
for the drugs at issue based on AWP. In the MDL
proceeding  in  Boston,  plaintiffs  moved  for
class  certification of all or some portion  of
their  claims.  On August 16, 2005,  the  trial
judge  certified Massachusetts-only classes  of
private insurers providing "Medi-gap" insurance
coverage  and  private  payers  for  physician-
administered drugs where payments were based on
AWP.  The judge also allowed plaintiffs to file
a  new complaint seeking to name proper parties
to  represent  a national class of  individuals
who made co-payments for physician-administered
drugs covered by Medicare. The Court of Appeals
declined to allow an appeal of those issues and
in   January  2006,  the  court  certified  the
national class as noted above. A trial  of  the
two   Massachusetts-only  class  actions  began
before the Massachusetts District Court on November 6, 2006.

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

In  December  2003,  Ortho-McNeil  received   a
subpoena  from  the U.S. Attorney's  Office  in
Boston,    Massachusetts   seeking    documents
relating  to  the marketing, including  alleged
off-label  marketing, of  the  drug  TOPAMAX(R)
(topiramate).   An  additional   subpoena   for
documents was served in June 2006. Ortho-McNeil
is  cooperating in responding to the subpoenas.
In  October 2004, the U.S. Attorney's Office in
Boston  asked  attorneys for Ortho-  McNeil  to
cooperate   in   facilitating  the   subpoenaed
testimony of several present and former  Ortho-
McNeil employees before a federal grand jury in Boston. Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

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

In   April   2004,  several  of  the  Company's
pharmaceutical  companies  were  requested   to
submit  information to the U.S. Senate  Finance
Committee on their use of the "nominal  pricing
exception" in calculating Best Price under  the
Medicaid Rebate Program. This request was  sent
to  manufacturers  for  the  top  twenty  drugs
reimbursed  under  the  Medicaid  Program.  The
Company's    pharmaceutical   companies    have
responded  to the request. In February  2005  a
request   for   supplemental  information   was
received from the Senate Finance Committee, which has been responded to by the Company's pharmaceutical companies.

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

In  March 2005, DePuy Orthopaedics, Inc. (DePuy
Orthopaedics), a Johnson & Johnson  subsidiary,
received  a  subpoena from the U.S.  Attorney's
Office, District of New Jersey, seeking records
concerning  contractual  relationships  between
DePuy Orthopaedics and surgeons or surgeons-in-
training  involved in hip and knee  replacement
and   reconstructive  surgery.  Other   leading
orthopaedic   companies  are  known   to   have
received a similar subpoena. DePuy Orthopaedics is responding to the subpoena as well as a follow-on subpoena for documents. A number of employees of DePuy have been subpoenaed to testify before a grand jury in connection with this investigation.

In  June  2005,  the U.S. Senate  Committee  on
Finance   requested  the  Company  to   produce
information  regarding use by  several  of  its
pharmaceutical   subsidiaries  of   educational
grants.  A  similar request was sent  to  other
major  pharmaceutical companies. In July  2005,
the     Committee    specifically     requested
information   about   educational   grants   in
connection with the drug PROPULSID(R). A follow up request was received from the Committee for additional information in January 2006.

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

In September 2005, Johnson & Johnson received a
subpoena  from  the  U.S.  Attorney's   Office,
District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The
Johnson & Johnson subsidiaries involved are responding to the subpoena. Several employees of the Company's pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation.

In  January  2006,  Janssen received  a  civil
investigative  demand from the Texas  Attorney
General  seeking broad categories of documents
related   to   the  sales  and  marketing   of
RISPERDAL(R). Janssen is responding to the request.

In February 2006, Johnson & Johnson received  a
subpoena   from  the  Securities   &   Exchange
Commission requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil For
Food Program. The subsidiaries are cooperating with the SEC in producing responsive documents.

In June 2006, DePuy, Inc. (DePuy), a Johnson  &
Johnson  subsidiary, received a  subpoena  from
the  U.S.  Department  of  Justice,  Antitrust
Division, requesting documents related  to  the
manufacture, marketing and sale of  orthopaedic
devices,  and had search warrants  executed  in
connection  with the investigation.   DePuy  is
responding  to  the request for documents.   In
the wake of publicity about the subpoena, DePuy was served with five civil antitrust class actions.

In September 2006, Janssen received a subpoena from the Attorney General of the State of California seeking documents regarding sales and marketing and side-effects of RISPERDAL(R), as well as interactions with State officials regarding the State's formulary for Medicaid-reimbursed drugs. Janssen is in the process of responding to the subpoena.

In  September 2004, plaintiffs in an employment
discrimination litigation initiated against the
Company  in 2001 in Federal District  Court  in
New  Jersey  moved to certify a  class  of  all
African    American   and   Hispanic   salaried
employees of the Company and its affiliates  in
the  U.S.,  who were employed at any time  from
November  1997 to the present. Plaintiffs  seek
monetary  damages for the period  1997  through
the  present  (including punitive damages)  and
equitable   relief.  The  Company   filed   its
response  to  plaintiffs'  class  certification
motion  in May 2005.   The Company expects  the
Court  to  decide  that motion  in  2007.   The
Company disputes the allegations in the lawsuit and is vigorously defending against them.

The   Company,  along   with  its  wholly-owned
subsidiaries, Ethicon,  Inc.  and Ethicon Endo-
Surgery,  Inc., are defendants in three  federal
antitrust actions challenging suture and  endo-
mechanical   contracts  with  group  purchasing
organizations and hospitals in which  discounts
are   predicated   on   a  hospital   achieving
specified   market  share  targets   for   both
categories   of   products.   In   each   case,
plaintiffs  seek  substantial monetary  damages
and   injunctive  relief.  These  actions  are:
Applied  Medical  v.  Ethicon,  Inc.   et   al.
(C.D.CA,  filed September 5, 2003);  Conmed  v.
Johnson  &  Johnson  et  al.  (S.D.N.Y.,  filed
November 6, 2003); and Genico v. Ethicon,  Inc.
et  al. (E.D. TX, filed October 15, 2004).   In
August  2006, a jury in Los Angeles returned  a
verdict  in  favor of all defendants  rejecting
Applied    Medical's   claims   of    antitrust
violations.     The  Conmed case  is  currently
scheduled  for  trial in  April  2007.   Conmed
alleges  damages  up  to  $1.8  billion,  which
damages  would  be trebled under the  antitrust
laws  if  such  damages,  and  liability,   are
successfully  established at  trial.   In  late
December  2005 and early 2006, three  purported
class   actions  were  filed   on   behalf   of
purchasers   of  endo-mechanical   instruments.
These  actions have been filed in  the  Federal
District  Court  for  the Central  District  of
California.

In  November  2005,  Amgen filed  suit  against
Hoffmann-LaRoche,  Inc. in  the  U.S.  District
Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses and manufactures EPO for sale in the United States by the Company's Ortho Biotech
Inc.  subsidiary for non-dialysis  indications.
The suit is in its preliminary stages.

In   October   2006,  Wyeth,   Inc.   initiated
litigation  in  Delaware  against   Cordis,   a
subsidiary of the Company, alleging that Cordis
breached   the  license  and  supply  agreement
pursuant  to  which Wyeth supplies  Cordis  the
drug Rapamycin which is used in connection with
Cordis'   CYPHER(R)  Sirolimus-eluting   Stent.
Cordis has commenced its own action in Delaware
seeking  a  declaration  that  no  breach   has
occurred.

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
           OF FINANCIAL  CONDITION AND  RESULTS
           OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For  the  first  fiscal nine  months  of  2006,
worldwide  sales  were $39.6 billion,  a  total
increase of 4.6% and an operational increase of
5.0%  over 2005 first fiscal nine months  sales
of   $37.9   billion.   Currency   fluctuations
negatively impacted sales by 0.4% for the period.

Sales  by U.S. companies were $22.2 billion  in
the  first  fiscal nine months of  2006,  which
represented an increase of 4.4% over  the  same
period   last  year.   Sales  by  international
companies were $17.4 billion, which represented
a   total  increase  of  4.8%,  an  operational
increase of 5.7%, and a negative impact from currency of 0.9% over the first fiscal nine months of 2005.

Sales by companies in Europe increased by 2.6%,
with  operational growth of 4.5% and a negative
impact   from  currency  of  1.9%.   Sales   by
companies in the Western Hemisphere, excluding the U.S., increased by 15.1%, with operational growth of 8.6% and a positive impact from currency of 6.5%. Sales by companies in the Asia-Pacific, Africa region posted sales growth of 4.1%, with operational growth of 6.6% and a negative impact from currency of 2.5%.

For the fiscal third quarter of 2006, worldwide
sales were  $13.3 billion, a total increase  of
7.9%  and an operational increase of 6.7%, over
2005  fiscal  third  quarter  sales  of   $12.3
billion.    Currency  fluctuations   positively
impacted sales by 1.2% for the period.

Sales  by  U.S. companies were $7.5 billion  in
the   fiscal  third  quarter  of  2006,   which
represented an increase of 7.5% over  the  same
period   last   year.  Sales  by  international
companies  were $5.8 billion, which represented
a   total  increase  of  8.5%,  an  operational
increase of 5.7%, and a positive impact from currency of 2.8% over the fiscal third quarter of 2005.

Sales by companies in Europe increased by 8.3%,
with  operational growth of 3.8% and a positive
impact   from  currency  of  4.5%.   Sales   by
companies in the Western Hemisphere, excluding the U.S., increased by 15.1%, with operational growth of 10.6% and a positive impact from currency of 4.5%. Sales by companies in the Asia-Pacific, Africa region posted sales growth of 5.9%, with operational growth of 6.7% and a negative impact from currency of 0.8%.


Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal nine months of 2006 were $7.2 billion, an increase of 6.2% over the same period a year ago, with 5.7% of operational growth and a positive currency impact of 0.5%. U.S. Consumer segment sales increased by 3.4% while international sales experienced a total increase of 8.8%, an operational increase of 7.8%, with a positive currency impact of 1.0%.

Major  Consumer  Franchise Sales

                           First Fiscal Nine Months
                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change
(Dollars in Millions)
OTC Pharm
& Nutr            $1,985   $1,947     2.0%      1.5%     0.5%
Skin Care          1,948    1,804     8.0       7.8      0.2
Baby &
Kids Care          1,279    1,168     9.5       8.7      0.8
Women's
Health             1,246    1,180     5.6       4.7      0.9
Other                751      690     8.8       8.7      0.1

Total             $7,209   $6,789     6.2%      5.7%     0.5%

Consumer segment sales in the fiscal third quarter of 2006 were $2.5 billion, an increase of 10.1% over the same period a year ago with 8.1% of operational growth and a positive currency impact of 2.0%. U.S. Consumer segment sales increased by 5.9% while international sales experienced a total increase of 14.0%, an operational increase of 10.2%, with a positive currency impact of 3.8%.


Major  Consumer Franchise Sales - Fiscal  Third
Quarter

                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change
(Dollars in Millions)
OTC Pharm
& Nutr              $699     $634    10.2%      8.7%     1.5%
Skin Care            635      582     9.2       6.4      2.8
Baby &
Kids Care            451      396    14.1      12.2      1.9
Women's
Health               432      398     8.6       6.5      2.1
Other                239      221     8.1       6.8      1.3

Total             $2,456   $2,231    10.1%      8.1%     2.0%

Consumer  segment sales growth  in  the  fiscal
third quarter of 2006 was attributable to solid
performance  across  the franchises.   The  OTC
Pharmaceutical   and   Nutritionals   franchise
experienced  an  operational increase  of  8.7%
primarily   due   to  the  re-launch   of   the
TYLENOL(R) Upper Respiratory product line  with
products  containing phenylephrine  instead  of
pseudoephedrine.   The  Skin  Care  franchise's
operational sales growth of 6.4% was driven  by
international sales of suncare products and the
newly acquired Groupe Vendome product line. The
Baby and Kids Care franchise experienced strong
operational growth of 12.2%. This was driven by
the  continued  strength of  JOHNSON'S(R)  Baby
Lotion  and  Bath  in  the  U.S.,  and  in  the
haircare, cleanser and cream product  lines  in
international   markets.  The  Women's   Health
franchise achieved operational growth  of  6.5%
resulting from strong sales in the CAREFREE(R) and K-Y(R) product lines.

Pharmaceutical
Pharmaceutical  segment  sales  in  the   first
fiscal  nine months of 2006 were $17.3 billion,
a total increase of 2.8% over the same period a
year  ago  with  3.1%  of this  change  due  to
operational  increases  and  a  0.3%   decrease
related  to  the negative impact  of  currency.
The U.S. Pharmaceutical sales increase was 2.9%
and   the   total   growth   in   international
Pharmaceutical sales was 2.7%, with 3.5% of this change due to operational increases and the remaining 0.8% decrease related to the negative impact of currency.

Major Pharmaceutical Product Revenues - First
Fiscal Nine Months

(Dollars in Millions)

                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

RISPERDAL(R)/
RISPERDAL(R)
CONSTA(R)          $3,122   $2,654    17.6%     18.6%    (1.0)%
PROCRIT(R)/
EPREX(R)            2,392    2,526    (5.3)     (5.2)    (0.1)
REMICADE(R)         2,233    1,842    21.2      21.2        -
TOPAMAX(R)          1,498    1,267    18.3      18.4     (0.1)
LEVAQUIN(R)/
FLOXIN(R)           1,091    1,092    (0.1)     (0.1)       -
DURAGESIC(R)/
Fentany Transdermal 1,002    1,226   (18.2)    (17.4)    (0.8)
ACIPHEX(R)/
PARIET(TM)            921      856     7.2       7.2        -
Hormonal
Contraceptives        772      879   (12.2)    (12.6)     0.4
Other               4,286    4,495    (4.6)     (4.4)    (0.2)

Total             $17,317  $16,840     2.8%      3.1%    (0.3)%

Pharmaceutical  segment  sales  in  the  fiscal
third  quarter  of 2006 were  $5.9  billion,  a
total  increase of 7.8% over the same period  a
year  ago  with  6.7%  of this  change  due  to
operational  increases and the  remaining  1.1%
increase  related  to the  positive  impact  of
currency.   The   U.S.   Pharmaceutical   sales
increase   was   8.9%   and   the   growth   in
international  Pharmaceutical sales  was  5.7%,
with  2.7%  of  this change due to  operational
increases  and  the  remaining  3.0%   increase
related to the positive impact of currency.


Major Pharmaceutical Product Revenues - Fiscal
Third Quarter

(Dollars in Millions)

                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

RISPERDAL(R)/
RISPERDAL(R)
CONSTA(R)          $1,068     $916    16.5%     15.4%     1.1%
PROCRIT(R)/
EPREX(R)              798      844    (5.5)     (6.8)     1.3
REMICADE(R)           776      624    24.3      24.3        -
TOPAMAX(R)            533      429    24.1      23.3      0.8
LEVAQUIN(R)/
FLOXIN(R)             347      332     4.7       4.8     (0.1)
DURAGESIC(R)/
Fentany Transdermal   342      394   (13.4)    (15.1)     1.7
ACIPHEX(R)/
PARIET(TM)            307      300     2.2       0.1      2.1
Hormonal
Contraceptives        270      281    (3.7)     (4.7)     1.0
Other               1,440    1,337     7.7       6.4      1.3

Total              $5,881   $5,457     7.8%      6.7%     1.1%


Sales  growth  within the segment  was  led  by
strong            performances             from
RISPERDAL(R)/RISPERDAL(R)             CONSTA(R)
(risperidone),  REMICADE(R)  (infliximab)   and
TOPAMAX(R)  (topiramate).  Generic  competition
related  to  DURAGESIC(R) (fentanyl transdermal
system),                   ULTRACET(R)(tramadol
hydrochloride/acetaminophen),       SPORANOX(R)
(itraconazole)   and  hormonal   contraceptives
continued to negatively impact sales during the
fiscal third quarter of 2006.  Sales results in
both  the fiscal third quarter of 2006 and 2005
benefited  from  one-time  adjustments.    The
reserve  for  sales  rebates  was  reduced   by
approximately $130 million in the fiscal  third
quarter  of  2006.  Sales in the  fiscal  third
quarter of 2005 were positively impacted  by  a
refund  of approximately $80 million due  to  a
retroactive change in the methodology  used  to
calculate  average  manufacturers  price   from
Medicaid charges. The net effect of these one-time gains contributed less than 1.0% to fiscal third quarter 2006 pharmaceutical sales growth.

RISPERDAL(R)  (risperidone), a medication  that
treats   the  symptoms  of  schizophrenia   and
bipolar   mania,  and  RISPERDAL(R)   CONSTA(R)
(risperidone) long acting injection that treats
the   symptoms   of   schizophrenia,   achieved
operational growth of 15.4% in the fiscal third
quarter  of  2006.  Sales growth was positively
impacted  by  increases in the net  pricing  of
RISPERDAL(R)   and   demand  for   RISPERDAL(R)
CONSTA(R).   In  October of 2006,  the  Company
received  approval  from  the  FDA  to   market
RISPERDAL(R) for the treatment of irritability associated with autistic disorder in children and adolescents.

PROCRIT(R) (Epoetin alfa) and EPREX(R) (Epoetin
alfa) combined had an operational sales decline
of 6.8%, as compared to prior year fiscal third
quarter.  PROCRIT(R) experienced an operational
decline   of   9.3%  due  to   a   competitor's
anticompetitive contracting strategy,  both  in
oncology  clinics  and  the  hospital  setting,
while  EPREX(R) had an operational  decline  of
1.4%.    The   approval  of  the  once   weekly
administration for EPREX(R) in Europe  resulted
in  volume  gains, which were offset  by  price
declines.   Although  the EPREX(R)  patent  has
expired in most major European markets, an erythropoietin biosimilar has not yet been approved.

REMICADE(R)  (infliximab), a biologic  approved
for   the   treatment   of   Crohn's   disease,
ankylosing  spondylitis,  psoriasis,  psoriatic
arthritis,  ulcerative colitis and use  in  the
treatment of rheumatoid arthritis,  experienced
strong  operational growth of 24.3% over  prior
year  fiscal  third  quarter.   This  continued
growth  was driven by increased demand  due  to
expanded indications.  During the fiscal  third
quarter  of  2006,  REMICADE(R)  received   FDA
approval for the treatment of adults with chronic severe plaque psoriasis.

TOPAMAX(R)   (topiramate),   which   has   been
approved for adjunctive and monotherapy use  in
epilepsy,  as  well  as  for  the  prophylactic
treatment  of  migraines,  experienced   strong
operational growth of 23.3% over prior year fiscal third quarter. The net impact of the previously discussed one-time adjustments added approximately 7.0% to the operational growth in the fiscal third quarter.

DURAGESIC(R)/Fentanyl   Transdermal   (fentanyl
transdermal  system) experienced an operational
sales  decline of 15.1% compared to prior  year
fiscal  third quarter, primarily driven by  the
negative  impact  of  generic  competition   in
Europe, as well as in the U.S.

The     hormonal    contraceptive     franchise
experienced  an  operational sales  decline  of
4.7%   compared  to  prior  year  fiscal  third
quarter   primarily  resulting  from  continued
generic  competition  in  oral  contraceptives.
This  was  partially offset by growth in  ORTHO
TRI-CYCLEN(R)      LO     (norgestimate/ethinyl
estradiol),  a  low  dose  oral  contraceptive.
ORTHO            EVRA(R)(norelgestromin/ethinyl
estradiol),   the  first  contraceptive   patch
approved by the FDA, experienced a significant decline in sales as a result of labeling changes and negative media coverage concerning product safety.

CONCERTA(R)  (methylphenidate HCl),  a  product
for   the   treatment  of  attention   deficit
hyperactivity disorder, achieved operational sales growth of 29.4% over the fiscal third quarter of 2005, due in part to price. At present, the FDA has not approved any generic version that is substitutable for CONCERTA(R).
Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA(R) are pending and may be approved at any time.

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

Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment  sales
in  the  first fiscal nine months of 2006  were
$15.1  billion, an increase of  5.9%  over  the
same  period  a  year ago, with  6.9%  of  this
change  due  to operational increases  and  the
remaining 1.0% decrease related to the negative
impact  of currency.  The U.S. Medical  Devices
and Diagnostics sales increase was 7.2% and the
growth  in  international Medical  Devices  and
Diagnostics  sales  was  4.5%,  which  included
operational increases of 6.5% and a decrease of
2.0%   related  to  the  negative   impact   of
currency.

Major Medical Devices and Diagnostics Franchise
Sales - First Fiscal Nine Months

(Dollars in Millions)

                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

CORDIS(R)         $3,126   $2,977     5.0%      6.3%     (1.3)%
DEPUY(R)           3,045    2,870     6.1       6.8      (0.7)
ETHICON
ENDO-SURGERY(R)    2,476    2,278     8.7       9.6      (0.9)
ETHICON(R)         2,386    2,327     2.6       3.4      (0.8)
LIFESCAN(R)        1,532    1,436     6.6       6.7      (0.1)
Vision Care        1,408    1,276    10.3      12.7      (2.4)
ORTHO-CLINICAL
DIAGNOSTICS(R)     1,098    1,064     3.2       4.1      (0.9)
Other                 45       47    (4.3)     (4.3)        -

Total            $15,116  $14,275     5.9%      6.9%     (1.0)%


Medical  Devices and Diagnostics segment  sales
in  the fiscal third quarter of 2006 were  $4.9
billion,  an  increase of 7.1%  over  the  same
period a year ago, with 6.1% of this change due
to  operational  growth and the remaining  1.0%
increase  related  to the  positive  impact  of
currency.    The  U.S.  Medical   Devices   and
Diagnostics  sales increase was  6.1%  and  the
growth  in  international Medical  Devices  and
Diagnostics  sales  was  8.2%,  which  included
operational  growth of 6.1% and an increase  of
2.1%   related  to  the  positive   impact   of
currency.

Major Medical Devices and Diagnostics Franchise
Sales - Fiscal Third Quarter

(Dollars in Millions)

                  Oct. 1,  Oct. 2,   Total  Operations  Currency
                   2006     2005     Change   Change     Change

CORDIS(R)           $983    $994      (1.1)    (1.7)%     0.6%
DEPUY(R)             971     897       8.3      7.1       1.2
ETHICON
ENDO-SURGERY(R)      825     725      13.8     12.5       1.3
ETHICON(R)           796     743       7.3      5.7       1.6
LIFESCAN(R)          505     462       9.4      7.6       1.8
Vision Care          493     443      11.2     11.8      (0.6)
ORTHO-CLINICAL
DIAGNOSTICS(R)       360     342       5.3      4.3       1.0
Other                 17      16       6.3      6.3         -

Total             $4,950  $4,622       7.1%     6.1%      1.0%


The Cordis franchise experienced an operational
sales  decline  of 1.7% over the  fiscal  third
quarter  of 2005.  This decline was  caused  by
lower  sales of the CYPHER(R) Sirolimus-eluting
Stent,  partially offset by strong  performance
by  the Biosense Webster business.  The decline
in  CYPHER(R) Sirolimus-eluting Stent sales was
caused   by   lower  average  selling   prices,
negative media coverage concerning drug eluting
stents  and  the  corresponding  lack of market
growth.  During  the  fiscal third quarter, the
Company  received  FDA  approval  to market the
PRECISE(R) Nitinol Stent and the ANGIOGUARD(TM)
Emboli Capture Guidewire to treat carotid artery
disease.   In addition, the Company received CE
Mark approval in Europe  for  CYPHER SELECT(TM)
Sirolimus-eluting Stent for use in the treatment of severe arterial disease in the leg.

In   April   and  July  of  2004,  the   Cordis
Cardiology   Division  of  Cordis   Corporation
received Warning Letters from the FDA regarding
Good  Manufacturing  Practice  regulations  and
Good   Clinical   Practice   regulations.    In
response  to  the Warning Letters,  Cordis  has
made  improvements to its quality  systems  and
has  provided periodic updates to the FDA.  The
Clinical   Warning  Letter  issues  have   been
resolved  to  the  FDA's  satisfaction.    With
respect  to the Quality System Warning  Letter,
in  addition  to the improvement  updates,  the
Cordis Juarez and stent supplier locations were
inspected  with  acceptable  results.  The  FDA
inspected the Miami site and the Global Quality
System,  including  Design Control  system,  in
August  2006,  with acceptable results;  Cordis
received  no observations from the  FDA  during
this  inspection.  Cordis continues  to  update
the   FDA   on   the  status  of   improvements
quarterly. Cordis is awaiting notification of re-inspection at the San German, Puerto Rico location and possible re-inspection of the Warren, New Jersey location.

The  DePuy  franchise's operational  growth  of
7.1%  was  primarily due to DePuy's orthopaedic
joint  reconstruction  products,  Mitek  sports
medicine products and the trauma business.  The
acquisitions  of  Future Medical  Systems   and
Hand Innovations contributed to this growth.

The  Ethicon Endo-Surgery franchise experienced
operational  growth of 12.5%  over  prior  year
fiscal  third quarter.  A major contributor  of
growth continues to be endocutter sales,  which
include  products used in performing  bariatric
procedures  for the treatment of  obesity,  an
important focus area for the franchise.  Strong
results were achieved with the success  of  the
HARMONIC SCALPEL(R), an ultrasonic cutting  and
coagulating  surgical  device,  which  received
approval   in   January   2006   for   expanded
indications  to include plastic surgery.  There
was   also   continued   growth   in   advanced
sterilization products.

Ethicon  worldwide sales grew operationally  by
5.7%  from  the same period in the prior  year,
resulting from solid growth in wound management
and   women's  health  and  urology,  partially
offset by challenging conditions within several
European  health care systems.  Sales  of  both
GYNECARE products and DERMABOND(R) had strong results in the fiscal third quarter of 2006 as compared to the same period in the prior year.

The  LifeScan franchise experienced operational
growth  of  7.6% over prior year  fiscal  third
quarter.    Animas   Corporation,   which   was
acquired  in the fiscal first quarter of  2006,
providing  LifeScan with a platform  for  entry
into  the  insulin pump segment of the diabetes
market,  was a key contributor to this  growth.
Strong  performance was also  achieved  in  the
ONETOUCH(R)      ULTRA(R)     product      line
internationally.

The  Vision  Care  franchise operational  sales
growth  of 11.8% was led by the global  success
of ACUVUE(R) OASYS(TM) Brand Contact Lenses with
HYDRACLEAR(TM) PLUS and ACUVUE(R) ADVANCE(TM) Brand
Contact   Lenses   for  ASTIGMATISM   and   the
international success of 1-DAY ACUVUE(R) MOIST(TM) and ACUVUE(R) DEFINE.

The    Ortho-Clinical   Diagnostics   franchise
achieved operational growth of 4.3% over prior year fiscal third quarter. Growth was achieved in clinical laboratory sales in both the U.S.
and international markets.

Cost of Products Sold and Selling, Marketing
and Administrative Expenses
Consolidated  costs of products  sold  for  the
first  fiscal nine months of 2006 increased  to
27.9%  from 27.4% of sales over the same period
a  year ago.  The cost of products sold for the
fiscal third quarter of 2006 increased to 27.5%
from 27.2% of sales in the fiscal third quarter
of    2005.    The   increase   resulted   from
unfavorable  product  mix,  primarily  in   the
Pharmaceutical segment, partially offset by reductions in the manufacturing costs in the Medical Devices and Diagnostics segment.

Consolidated     selling,     marketing     and
administrative  expenses for the  first  fiscal
nine  months  of 2006 increased 1.4%  over  the
same  period a year ago.  Consolidated selling,
marketing  and  administrative  expenses  as  a
percent  to  sales  for the first  fiscal  nine
months of 2006 were 32.1% versus 33.2% for  the
same  period a year ago.  Consolidated selling,
marketing and administrative expenses  for  the
fiscal  third  quarter of 2006  increased  3.1%
over  the same period a year ago.  As a percent
to  sales, consolidated selling, marketing  and
administrative expenses were 32.3% versus 33.8%
for  the same period a year ago.  Decreases  in
the  quarterly  and  nine  month  periods  were
primarily   associated  with  cost  containment
efforts across many of the Company's businesses
as   well  as  reductions  in  advertising  and
promotion spending.


Research & Development
Research  activities  represent  a  significant
part   of   the   Company's  business.    These
expenditures relate to the development  of  new
products,  improvement  of  existing  products,
technical  support of products  and  compliance
with    governmental   regulations   for    the
protection of the consumer.  Worldwide costs of
research activities, for the first fiscal  nine
months  of 2006 were $5.1 billion, an  increase
of  14.2%  over  the same period  a  year  ago.
Research and development spending in the fiscal
third  quarter  of  2006 was $1.7  billion,  an
increase of 11.7% over the fiscal third quarter
of 2005. The major factors contributing to this
increase  were  higher levels of investment  in
research  projects in the Medical  Devices  and
Diagnostics segment and a significant number of
pharmaceutical   projects   in    late    stage
development.

In-Process Research & Development(IPR&D)

In the fiscal third quarter of 2006, the Company recorded IPR&D charges of $115 million before tax, with no tax benefit, related to the acquisitions of Ensure Medical, Inc. and Colbar
LifeScience Ltd. IPR&D charges of $239 million before tax and $231 million after tax were recorded during the first fiscal nine months of 2006 related to the acquisitions of Vascular
Control Systems, Inc., Hand Innovations LLC,
Future Medical Systems S.A. and the third quarter acquisitions mentioned above.

In  the  fiscal  second quarter  of  2005,  the
Company  recorded IPR&D charges of $353 million
before  tax,  with no tax benefit,  related  to
acquisitions in the Pharmaceutical and  Medical
Devices   and   Diagnostics  segments.    These
acquisitions included TransForm Pharmaceuticals,
Inc., Peninsula Pharmaceuticals, Inc. and Closure
Medical Corporation.

Other (Income) Expense, Net
Other  (income) expense, net includes gains and
losses  related to the sale and  write-down  of
certain  equity  securities of  the  Johnson  &
Johnson  Development  Corporation,  gains   and
losses   on  the  disposal  of  fixed   assets,
currency  gains and losses, minority interests,
litigation settlements, royalty income, as well
as, certain miscellaneous one time events.  The
favorable change in other (income) expense  for
the  first  fiscal  nine  months  of  2006  was
primarily due to the gain associated  with  the
Guidant   termination  fee,   less   associated
expenses, recorded in the fiscal first  quarter
of   2006.    This  was  partially  offset   by
additional product liability reserves recorded in the fiscal third quarter of 2006.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as  a
percent  to  sales  in the  first  fiscal  nine
months of 2006 was 18.9% versus 18.3% over  the
same period a year ago.  Operating profit as  a
percent to sales in the fiscal third quarter of
2006  was  18.5%  versus 18.3%  over  the  same
period  a year ago.  This increase was  related
to better leveraging of advertising spending in
the   OTC   Pharmaceutical   and   Nutritionals
franchise.


Pharmaceutical Segment
Operating profit for the Pharmaceutical segment
as  a percent to sales in the first fiscal nine
months of 2006 was 31.4% versus 31.7% over  the
same period a year ago.  Operating profit as  a
percent to sales in the fiscal third quarter of
2006  was  30.8%  versus 31.8%  over  the  same
period  a year ago.  For both periods in  2006,
operating  profit was unfavorable, as  compared
to   the  same  periods  a  year  ago,  due  to
increased  research  and development  spending,
the  recording of additional product  liability
reserves,  as  well  as,  lower  gross   profit
margins.

Medical Devices and Diagnostics Segment
Operating  profit for the Medical  Devices  and
Diagnostics  segment as a percent to  sales  in
the  first fiscal nine months of 2006 was 32.6%
versus  28.9% over the same period a year  ago.
Operating profit as a percent to sales  in  the
fiscal  third quarter of 2006 was 27.1%  versus
28.5%  over  the same period a year  ago.   The
primary driver of the improved operating profit
in  the Medical Devices and Diagnostics segment
for the fiscal nine months over the same period
a  year  ago was the gain associated  with  the
Guidant   termination  fee,   less   associated
expenses,   of   $622   million   before   tax.
Additionally, gross profit for the first fiscal nine months of 2006 was enhanced by cost reduction programs, and favorable product mix, which offset increased research and development spending and IPR&D charges. The unfavorability in the operating profit in the fiscal third quarter of 2006 over the same period a year ago was driven by the IPR&D charges recorded during the fiscal third quarter of 2006.

Interest (Income) Expense
Interest  income increased in  both  the  first
fiscal nine months and fiscal third quarter  of
2006  as  compared to the same periods  a  year
ago.   The  increase reflected higher rates  of
interest   being  earned  on  cash   and   cash
equivalents, as well as, an improved average cash position.

Interest expense decreased in both the first fiscal nine months and fiscal third quarter of 2006 as compared to the same periods a year ago, resulting from lower average interest rates and a lower debt balance.

Provision For Taxes on Income
The  worldwide effective income tax  rates  for
the  first fiscal nine months of 2006 and  2005
were 25.2% and 25.0%, respectively, an increase
of  0.2% primarily due to the expiration of the
U.S. research and development tax credit at the
end of fiscal 2005, and the Guidant termination
fee  recorded at a 40.8% rate. The tax rate for
the  first fiscal nine months of 2006 benefited
from  a  reversal  of  tax allowances  of  $134
million  associated with the Tibotec  business.
The first fiscal nine months of 2005 included a
benefit of $225 million, due to the reversal of
a  tax liability previously recorded during the
fiscal fourth quarter of 2004, associated  with
a  technical  correction made to  the  American
Jobs Creation Act of 2004.  The tax rate in the
first fiscal nine months of 2006 also benefited
from   additional   earnings   in   lower   tax
jurisdictions    relative   to    higher    tax
jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from operations  provided  the
major  sources of funds for the growth  of  the
business,  including working  capital,  capital
expenditures and acquisitions.  Other  uses  of
cash included share repurchases, dividends  and
debt  repayments.   In the  first  fiscal  nine
months  of 2006, cash flow from operations  was
$10.0 billion, an increase of $1.3 billion over
the  same period a year ago.  This was a result
of  growth in net income of $0.9 billion.  This
increase in net income includes a reduction  in
the  non-cash impact of IPR&D charges  of  $0.1
billion  and  the  gain  associated  with   the
Guidant   termination  fee,   less   associated
expenses,  of $368 million after tax.   A  $1.3
billion   increase  in  accounts  payable   and
accrued liabilities, partially offset by a $0.8
billion  increase  in other  current  and  non-
current  assets, was also a key driver  of  the
increase  in  cash flow from  operations.   Net
cash used by investing activities increased  by
$4.1 billion due to a $3.4 billion net decrease
in  sales  of  investments and a  $0.6  billion
increase  in  acquisition activity.   Net  cash
used  by financing activities increased by $4.8
billion   due  primarily  to  a  $4.2   billion
increase  in  the repurchase of  common  stock.
During  the first fiscal nine months  of  2006,
$4.8   billion  was  utilized  for  the   stock
repurchase  program.  There  was  also  a  $0.4
billion  increase in dividends to shareholders.
Cash and current marketable securities were $14.7 billion at the end of the fiscal third quarter of 2006 as compared with $16.1 billion at fiscal year end 2005. The Company's net cash position will be impacted in the fiscal fourth quarter of 2006 as a result of the acquisition of the Consumer Healthcare business of Pfizer Inc., which is expected to close by the end of 2006. This acquisition will be funded through a combination of cash and debt.

Dividends

On July 17, 2006, the Board of Directors declared a regular cash dividend of $0.375 per share, which was paid on September 12, 2006 to shareholders of record as of August 29, 2006.

On  October  18, 2006, the Board  of  Directors
declared a regular cash dividend of $0.375  per
share,   payable  on  December  12,   2006   to
shareholders of record as of November 28, 2006.
The Company expects to continue the practice of paying regular cash dividends.

OTHER INFORMATION
New Accounting Standards
In September 2006, the FASB issued Statement of
Financial  Accounting Standards  No  157,  Fair
Value  Measurements.   This  statement  defines
fair   value,   establishes  a  framework   for
measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of
Financial   Accounting   Standards   No    158,
Employer's  Accounting for Defined Pension  and
Other  Postretirement Plans - an  amendment  of
FASB  Statements  No 87, 88,  106  and  132(R).
This statement requires the recognition of  the
funded   status  of  a  benefit  plan  in   the
statement  of  financial  position.   It   also
requires  the  recognition as  a  component  of
other  comprehensive income (OCI), net of  tax,
of  the gains or losses and prior service costs
or credits that arise during the period but are
not  recognized as components of  net  periodic
benefit cost pursuant to statements 87 or  106.
The statement has also new provisions regarding
the   measurement  date  as  well  as   certain
disclosure  requirements.   The  statement   is
effective  at  fiscal year  end  2006  and  the
Company will adopt the statement at that  time.
Based  on fiscal year end 2005 financial  data,
the  impact  would  be a  decrease  in  OCI  of
approximately  $1.7 billion and a corresponding
decrease  in  net assets of approximately  $1.7
billion.   At  adoption,  the  impact  will  be
computed in a similar manner using then current information.

In   September  2006,  the  SEC  issued   Staff
Accounting Bulletin (SAB) 108, which  expresses
the  Staff's  views regarding  the  process  of
quantifying  financial statement misstatements.
The  bulletin is effective at fiscal  year  end
2006.   The Company believes the implementation
of this bulletin will have no effect on its results of operations, cash flows or financial position.

In    June   2006,   the   FASB   issued   FASB
Interpretation  48  (FIN  48),  Accounting  for
Uncertainty in Income Taxes - an interpretation
of  FASB Statement No 109.  This interpretation
prescribes   a   recognition   threshold    and
measurement   attribute   for   the   financial
statement recognition and measurement of a  tax
position taken or expected to be taken in a tax
return.    The  interpretation  also   provides
guidance  on derecognition, classification  and
other  matters.   FIN 48 is effective  for  the
fiscal year 2007 and the Company plans to adopt
the  Interpretation at that time.  The  Company
is  currently  evaluating  the  impact  of  the
adoption   of   FIN  48  on  its   results   of
operations, cash flows and financial position.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE
RESULTS
This   Form   10-Q   contains   forward-looking
statements. Forward- looking statements do  not
relate strictly to historical or current  facts
and  anticipate  results based on  management's
plans that are subject to uncertainty. Forward-
looking statements may be identified by the use
of   words  like  "plans,"  "expects,"  "will,"
"anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory approval, market position and expenditures.

Forward-looking statements are based on current
expectations  of  future  events.  The  Company
cannot  guarantee  that  any  forward-  looking
statement   will  be  accurate,  although   the
Company believes that it has been reasonable in
its  expectations  and  assumptions.  Investors
should  realize that if underlying  assumptions
prove  inaccurate  or  that  unknown  risks  or
uncertainties materialize, actual results could
vary materially from the Company's expectations
and   projections.  Investors   are   therefore
cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any forward-looking statements as a result of new information or future events or developments.

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

Item 1A - RISK FACTORS
Not applicable.


Item 2 - UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the
Issuer and Affiliated Purchasers.

Common  Stock purchases on the open market  are
made  as part of a systematic plan to meet  the
Company's compensation programs.  On  March  8,
2006,  the Company announced that its Board  of
Directors approved a stock repurchase  program,
authorizing the Company to buy back  up  to  $5
billion  of  the Company's common  stock.   The
program was completed in the fiscal fourth quarter of 2006.

The  following table provides information  with
respect  to  Common  Stock  purchases  by   the
Company during the fiscal third quarter of 2006.




Fiscal Month         Total                Total Number   Remaining
                     Number of    Average of Shares      Maximum
                     Shares       Price   Purchased as   Number of
                     Purchased(1) Paid    Part of        Shares that
                                  per     Publicly       May Be
                                  Share   Announced      Purchased
                                          Plans or       Under the
                                          Programs       Plans or
                                                         Programs (2)
July 3, 2006 through
July 30, 2006        10,599,000   $60.49  10,599,000
July 31, 2006
through August 27,
2006                 13,356,400   $63.45   9,598,000
August 28, 2006
through October 1,
2006                 14,262,100   $64.14  12,945,200
Total                38,217,500           33,142,200     3,694,656

(1)  During the fiscal third quarter  of  2006,
the   Company   repurchased  an  aggregate   of
33,142,200  shares of Johnson & Johnson  Common
Stock pursuant to the repurchase program that was publicly announced on March 8, 2006 and an aggregate of 5,075,300 shares in open-market transactions outside of the program.

(2) As of October 1, 2006, based on the closing price of the Company's Common Stock on the New
York  Stock Exchange on September 29,  2006  of
$64.94 per share.


Item 6 - EXHIBITS


      Exhibit  31.1  Certifications under  Rule
      13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-
      Oxley Act of 2002 - Filed with this document.

      Exhibit 32.1  Certifications pursuant  to
      Section  906  of  Sarbanes-Oxley  Act  of
      2002 - Furnished with this   document.








                  SIGNATURES

Pursuant  to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHNSON & JOHNSON
                                 (Registrant)




Date:  November 8, 2006      By /s/ R. J. DARRETTA
                                R. J. DARRETTA
                                Vice Chairman, Board of
                                Directors; Chief Financial
                                Officer and Director
                                (Principal Financial Officer)



Date:  November 8, 2006      By /s/ S. J. COSGROVE
                                S. J. COSGROVE
                                Controller
                                (Principal Accounting Officer)