Form 10-K
period 2006-12-31
JOHNSON & JOHNSON
filed 2007-02-21
CIK 200406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1-3215

JOHNSON & JOHNSON

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00	New York Stock Exchange

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

      The aggregate market value of the common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $175 billion.

      On February 16, 2007 there were 2,894,082,681 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2006 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2007 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

PART I

Item 1.  BUSINESS

General

      Johnson & Johnson and its subsidiaries have approximately 122,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson has more than 250 operating companies conducting business in virtually all countries of the world. Johnson & Johnson’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.

      The Company’s structure is based on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices and Diagnostics business segments. Each subsidiary within the business segments is, with some exceptions, managed by citizens of the country where it is located.

Segments of Business

      Johnson & Johnson is organized into three business segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 38 through 49 and Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 61 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Consumer

      The Consumer segment includes a broad range of products used in the baby and kids care, skin care, oral care, wound care and women’s health care fields, as well as nutritional and over-the-counter pharmaceutical products. Major brands include AVEENO® skin care products; BAND-AID® Brand Adhesive Bandages; CAREFREE® Pantiliners; CLEAN & CLEAR® teen skin care products; JOHNSON’S® Baby and Adult lines of products; MOTRIN® IB ibuprofen products; NEUTROGENA® skin and hair care products; RoC® skin care products; PEPCID® AC Acid Controller from Johnson & Johnson • Merck Consumer Pharmaceuticals Co.; REMBRANDT® Brand of oral care products; SPLENDA® No Calorie Sweetener; STAYFREE® sanitary protection products; and the broad family of TYLENOL® acetaminophen products. These products are marketed principally to the general public and sold both to wholesalers and directly to independent and chain retail outlets throughout the world.

      In the fiscal fourth quarter of 2006, the Company completed the acquisition of the Consumer Healthcare business of Pfizer Inc. comprising products related to self-medications for oral care, upper-respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth. Major brands of the Consumer Healthcare business of Pfizer Inc. include LISTERINE® oral care products, the NICORETTE® line of smoking cessation treatments, and SUDAFED® cold, flu and allergy products.

Pharmaceutical

      The Pharmaceutical segment includes products in the following therapeutic areas: anti-fungal, anti-infective, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, psychotropic (central nervous system), urology and virology. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use by the general public. Key products in the Pharmaceutical segment include: RISPERDAL® (risperidone) and RISPERDAL® CONSTA® (risperidone long-acting injection), for treatment of the symptoms of schizophrenia; PROCRIT® (Epoetin alfa, sold outside the U.S. as EPREX®), a biotechnology-derived product that stimulates red blood cell production; REMICADE® (infliximab), a monoclonal antibody therapy indicated to treat the symptoms of Crohn’s disease, ankylosing spondylitis, psoriatic arthritis, ulcerative colitis, chronic severe plaque psoriasis and use in the treatment of rheumatoid arthritis; TOPAMAX® (topiramate), an anti-epileptic and migraine prevention treatment; LEVAQUIN® (levofloxacin) and FLOXIN® (ofloxacin), both in the anti-infective field; DURAGESIC®/Fentanyl

Transdermal (fentanyl transdermal system, sold outside the U.S. as DUROGESIC®), a treatment for chronic pain that offers a novel delivery system; ORTHO EVRA® (norelgestromin/ethinyl estradiol transdermal system), the first contraceptive patch approved by the U.S. Food and Drug Administration (“FDA”) and ORTHO TRI-CYCLEN® LO (norgestimate/ethinyl estradiol), a low dose oral contraceptive; CONCERTA® (methylphenidate HCl) a product for the treatment of attention deficit hyperactivity disorder; and NATRECOR® (nesiritide), a product for the treatment of patients with acutely decompensated congestive heart failure who have dyspnea at rest or with minimal activity.

Medical Devices and Diagnostics

      The Medical Devices and Diagnostics segment includes a broad range of products distributed to wholesalers, hospitals and retailers, used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Cordis’ circulatory disease management products; DePuy’s orthopaedic joint reconstruction and spinal care products; Ethicon’s wound care and women’s health products; Ethicon Endo-Surgery’s minimally invasive surgical products; LifeScan’s blood glucose monitoring and insulin delivery products; Ortho-Clinical Diagnostics’ professional diagnostic products and Vision Care’s disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

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

Patents and Trademarks

      Johnson & Johnson has made a practice of obtaining patent protection on its products and processes where possible. Johnson & Johnson owns or is licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance in the operation of its business. Sales of the Company’s two largest products, RISPERDAL®/RISPERDAL® CONSTA® and PROCRIT®/EPREX®, accounted for approximately 8% and 6% of Johnson & Johnson’s total revenues, respectively, for fiscal 2006. Accordingly, the patents related to these products are believed to be material to Johnson & Johnson as a whole.

      During 2004, 2005 and 2006, DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) lost its basic patent protection and is subject to generic competition in the United States and certain international markets and EPREX® (Epoetin alfa) lost its basic patent protection and is subject to generic competition in international markets. DURAGESIC®/Fentanyl Transdermal sales declined by 18.3% to $1.3 billion in 2006 as compared to 2005, due to the impact of generic competition. Regarding EPREX®, generic competition will be limited in the near term due to the lack of approved generic compounds. Combined sales of DURAGESIC®/Fentanyl Transdermal and EPREX® accounted for approximately 5% of Johnson & Johnson’s worldwide sales in 2006. The only material patents scheduled to expire within the next two years are related to

RISPERDAL®, which is scheduled to expire in the United States in December 2007, and TOPAMAX®, which is scheduled to expire in the United States in September 2008. The Company has submitted data to the FDA in order to obtain a pediatric extension for RISPERDAL®, which, if approved, would grant exclusivity in the United States through June 2008. The TOPAMAX® patent also carries the possibility of a pediatric extension in the United States, which, if obtained, would grant exclusivity in the United States until March 2009.

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

Research and Development

      Research activities represent a significant part of Johnson & Johnson’s business. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom. The costs of worldwide Company-sponsored research activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients, excluding in-process research and development charges, amounted to $7,125 million, $6,462 million and $5,344 million for fiscal years 2006, 2005 and 2004, respectively. These costs are charged directly to income in the year in which incurred.

Environment

      Johnson & Johnson companies are subject to a variety of federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson’s compliance with these requirements did not, during the past year, and is not expected to, have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

Regulation

      Most of Johnson & Johnson’s business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.

      The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care. In the United States, implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the Deficit Reduction Act of 2005 may cause uncertainty in reimbursement levels in certain product segments.

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

Item 1A.     RISK FACTORS

      Not applicable.

Item 1B.     UNRESOLVED STAFF COMMENTS

      Not applicable.

Item 2.     PROPERTIES

      Johnson & Johnson and its worldwide subsidiaries operate 148 manufacturing facilities occupying approximately 22.6 million square feet of floor space.

      The manufacturing facilities are used by the industry segments of Johnson & Johnson’s business approximately as follows:

Square Feet
Segment	(in thousands)

Consumer	8,410
Pharmaceutical	6,743
Medical Devices and Diagnostics	7,417

Worldwide Total	22,570

      Within the United States, 7 facilities are used by the Consumer segment, 14 by the Pharmaceutical segment and 42 by the Medical Devices and Diagnostics segment. Johnson & Johnson’s manufacturing operations outside the United States are often conducted in facilities that serve more than one segment of the business.

      The locations of the manufacturing facilities by major geographic areas of the world are as follows:

	Number
	of	Square Feet
Geographic Area	Facilities	(in thousands)

United States	63	7,448
Europe	37	8,667
Western Hemisphere, excluding U.S.A.	16	3,026
Africa, Asia and Pacific	32	3,429

Worldwide Total	148	22,570

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

      For information regarding lease obligations, see Note 4 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” on page 57 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 61 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.     LEGAL PROCEEDINGS

      The information set forth in Note 18 “Legal Proceedings” under “Notes to Consolidated Financial Statements” on pages 69 through 74 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Executive Officers of the Registrant

      Listed below are the executive officers of Johnson & Johnson as of February 21, 2007, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

      Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position

Dominic J. Caruso	49	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Robert J. Darretta	60	Vice Chairman, Board of Directors; Member, Executive Committee(b)
Russell C. Deyo	57	Member, Executive Committee; Vice President, General Counsel and Chief Compliance Officer(c)
Kaye I. Foster-Cheek	48	Member, Executive Committee; Vice President, Human Resources(d)
Colleen A. Goggins	52	Member, Executive Committee; Worldwide Chairman, Consumer & Personal Care Group(e)
Per A. Peterson, M.D., Ph.D.	62	Member, Executive Committee; Chairman, Research & Development, Pharmaceuticals Group(f)
Christine A. Poon	54	Vice Chairman, Board of Directors; Member, Executive Committee
Joseph C. Scodari	54	Member, Executive Committee; Worldwide Chairman, Pharmaceuticals Group(g)
Nicholas J. Valeriani	50	Member, Executive Committee; Worldwide Chairman, Medical Devices and Diagnostics Group(h)
William C. Weldon	58	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer

(a)	Mr. D. J. Caruso joined the Company in October 1999 when the Company acquired Centocor, Inc. At the time of that acquisition, he had been Vice President, Finance of Centocor. Mr. Caruso was named Vice President, Finance of Ortho-McNeil Pharmaceutical, Inc. in 2001 and Vice President, Group Finance of the Company’s Medical Devices and Diagnostics Group in May 2003. In December 2005, Mr. Caruso was named Vice President of the Company’s Group Finance organization. Mr. Caruso became a Member of the Executive Committee and Vice President, Finance and Chief Financial Officer on January 1, 2007.

(b)	Mr. R. J. Darretta joined the Company in 1968 and held several accounting and finance positions before becoming Managing Director of Ethicon Italy in 1985. He was named President of IOLAB Corporation in 1988 and in 1995 became Treasurer of the Company. Mr. Darretta was named Vice President, Finance and Chief Financial Officer and appointed to the Executive Committee in 1997. He was appointed Executive Vice President in 2002 and Vice Chairman, Board of Directors in January 2004. Mr. Darretta retired from the position of Chief Financial Officer as of December 31, 2006 and plans to retire from the Company in 2007.

(c)	Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration, in 1996 and Vice President, General Counsel and Chief Compliance Officer in April 2004.

(d)	Ms. K. I. Foster-Cheek joined the Company in 2003 as Vice President, Human Resources, for the Johnson & Johnson Consumer Products Companies. In March 2004, she was named Vice President, Human Resources, for the Consumer & Personal Care Group and was named a member of the Human Resources Leadership Team and the Consumer & Personal Care Group Operating Committee. Ms. Foster-Cheek became a Member of the Executive Committee and Vice President, Human Resources, for the Company in January 2005. Prior to joining the Company, Ms. Foster-Cheek served in various human resources management positions with Pfizer Inc. for 13 years, most recently supporting its pharmaceutical business in Japan, Asia, Africa, Middle East and Latin America.

(e)	Ms. C. A. Goggins joined the Company in 1981 and held various positions before becoming President of Personal Products Company in 1994. She was named President of Johnson & Johnson Consumer Products Company in 1995 and Company Group Chairman, North America, Johnson & Johnson Consumer Products in 1998. Ms. Goggins became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group, in 2001.

(f)	Dr. P. A. Peterson joined the Company in 1994 as Vice President, Drug Discovery, of The R.W. Johnson Pharmaceutical Research Institute. He was named Group Vice President of The Pharmaceutical Research Institute in April 1998 and its President in November 1998. In 2000, Dr. Peterson was named Chairman, Research & Development, Pharmaceuticals Group. Dr. Peterson became a Member of the Executive Committee in 2001. He plans to retire from the Company in 2007.

(g)	Mr. J. C. Scodari joined the Company in 1999 as President of Centocor when the Company acquired Centocor. At the time of that acquisition, he had been the President and Chief Operating Officer of Centocor and a member of Centocor’s Board of Directors since December 1997. In March 2001, he was named Company Group Chairman for the North American pharmaceutical business, and became a member of the Pharmaceuticals Group Operating Committee. In March 2003, Mr. Scodari was named Company Group Chairman, Biopharmaceutical Businesses. Mr. Scodari was named Worldwide Chairman, Pharmaceuticals Group, and became a Member of the Executive Committee in March 2005.

(h)	Mr. N. J. Valeriani joined the Company in 1978 and held various positions before becoming President of Ethicon Endo-Surgery, Inc. in 1997. In January 2001 he was named Company Group Chairman for Ethicon Endo-Surgery with additional responsibility for the Johnson & Johnson Medical Products Medical Devices and Diagnostics business in Canada. He became Worldwide Franchise Chairman for the DePuy Franchise in 2002. Mr. Valeriani became a Member of the Executive Committee and Vice President, Human Resources, in September 2003. In February 2004 he assumed additional responsibilities as Worldwide Chairman, Diagnostics. In January 2005, Mr. Valeriani was appointed Worldwide Chairman, Cardiovascular Devices and Diagnostics and relinquished his Human Resources responsibilities. He became Worldwide Chairman, Medical Devices and Diagnostics Group in October 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of February 16, 2007, there were 176,808 record holders of Common Stock of the Company. The other information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Share Repurchase and Dividends” on page 45; “— Common Stock Market Prices” on page 49; “Shareholder Return Performance Graphs” on page 79; and Note 10 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 59 and 60 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Issuer Purchases of Equity Securities

      Common Stock purchases on the open market are made as part of a systematic plan to meet the Company’s compensation programs.

      On March 8, 2006, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $5 billion of the Company’s Common Stock. The program was completed in the fiscal fourth quarter of 2006.

      The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2006.

			Total Number of
			Shares Purchased as
			Part of Publicly
	Total Number of	Ave. Price Paid	Announced Plans or
Fiscal Month	Shares Purchased(1)	Per Share	Programs

October 2, 2006 through October 29, 2006	12,728,600	$66.08	3,696,019
October 30, 2006 through November 26, 2006	5,446,300	$67.29	—
November 27, 2006 through December 31, 2006	2,164,600	$66.02	—
Total	20,339,500		3,696,019

(1)	During the fiscal fourth quarter of 2006, the Company repurchased an aggregate of 3,696,019 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on March 8, 2006 and an aggregate of 16,643,481 shares in open-market transactions outside of the program.

Item 6.     SELECTED FINANCIAL DATA

      The information called for by this item is incorporated herein by reference to the material captioned “Summary of Operations and Statistical Data 1996-2006” on page 78 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 38 through 49 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is incorporated herein by reference to the narrative (but not the graphic) material captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources” on pages 44 and 45 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material captioned “Report of Independent Registered Public Accounting Firm” on pages 50 through 77 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. William C. Weldon, Chairman and Chief Executive Officer, and Dominic J. Caruso, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Caruso concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

      Internal Control. Management’s Report on Internal Control Over Financial Reporting is included in this Report on Form 10-K in this Item 9A. During the fiscal quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

      On December 20, 2006, the Company completed the acquisition of the Consumer Healthcare business of Pfizer Inc. Due to the close proximity of the completion date of the acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Consumer Healthcare business of Pfizer Inc. from its assessment of internal control over financial reporting.

      The total assets of the Consumer Healthcare business of Pfizer Inc., which were primarily intangible assets and goodwill, represented 26% of the Company’s total assets for the fiscal year ended December 31, 2006.

      The operating results of the Consumer Healthcare business acquired from Pfizer Inc. on December 20, 2006 will be reported in the Company’s financial statements beginning in 2007, as 2006 results subsequent to the acquisition date were not significant.

      Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on page 77 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

Item 9B.     OTHER INFORMATION

      On February 12, 2007, the Company announced that Michael J. Dormer, Worldwide Chairman, Medical Devices, has retired from the Company, effective immediately.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information called for by this item is incorporated herein by reference to the material under the captions “Election of Directors” and “Stock Ownership and Section 16 Compliance — Section 16(b) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance — Board Meetings and Committees; Annual Meeting Attendance — Board Committees” in the Proxy Statement; and the material captioned “Executive Officers of the Registrant” in Part I of this Report of Form 10-K.

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

Item 11.  EXECUTIVE COMPENSATION

      The information called for by this item is incorporated herein by reference to the material under the captions, “Compensation Discussion and Analysis,” “Executive and Director Compensation” and “Compensation Committee Report” in the Proxy Statement.

      The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Registrant specifically incorporates it by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information called for by this item is incorporated herein by reference to the material captioned “Stock Ownership and Section 16 Compliance” in the Proxy Statement and Note 10 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on page 59 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Equity Compensation Plan Information

      The following table provides certain information as of December 31, 2006 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

	Number of Shares to be	Weighted Average	Number of Shares
	Issued Upon Exercise of	Exercise Price	Remaining Available for
	Outstanding Options	of Outstanding	Future Issuance Under
	and Rights	Options and Rights	Equity Compensation Plans
	as of Dec. 31, 2006	as of Dec. 31, 2006	as of Dec. 31, 2006(4)

Equity Compensation Plans Approved by Shareholders(1)	246,014,200	$53.37	224,653,902
Equity Compensation Plans Not Approved by Shareholders(2)(3)	3,797,272	$33.46	—
Total	249,811,472	$53.07	224,653,902

(1)	Included in this category are the following equity compensation plans which have been approved by the Company’s shareholders: 1995 Stock Option Plan, 2000 Stock Option Plan, 2000 Stock Compensation Plan and 2005 Long-Term Incentive Plan.

(2)	Included in this category are 3,644,572 shares of Common Stock issuable under various equity compensation plans which were assumed by the Company upon acquisition of the following companies: ALZA Corporation, Scios Inc., Innovasive Devices, Inc., Inverness Medical Technology, Inc. and Centocor, Inc. 1,677,521 of the shares listed as issuable in this category were issued under plans that were approved by the shareholders of these companies prior to the acquisition and the assumption of these plans by the Company. At the time of each of these acquisitions, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under any of these plans since the assumption of these plans by the Company, and no further stock options or other equity awards of any type will be made under any of these plans in the future.

The shares that are included in this column that were issued under plans not approved by shareholders of the applicable acquired company are: 1,085,090 shares issuable under the 1996 Scios Non-Officer Stock Option Plan; 846,790 shares issuable under an ALZA non-statutory plan; and 35,171 shares issuable under warrants under an Inverness Medical plan.

(3)	Also included in this category are 152,700 shares of Common Stock issuable upon the exercise of outstanding stock options under Company’s Stock Option Plan for Non-Employee Directors.

(4)	This column excludes shares reflected under the column “Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights as of Dec. 31, 2006.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

      The information called for by this item is incorporated herein by reference to the material under the captions, “Corporate Governance — Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information called for by this item is incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this report:

1. Financial Statements

      The following Audited Consolidated Financial Statements and Notes thereto and the material captioned “Report of Independent Registered Public Accounting Firm” on pages 50 through 77 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

Consolidated Balance Sheets at end of Fiscal Years 2006 and 2005

Consolidated Statements of Earnings for Fiscal Years 2006, 2005 and 2004

Consolidated Statements of Equity for Fiscal Years 2006, 2005 and 2004

Consolidated Statements of Cash Flows for Fiscal Years 2006, 2005 and 2004

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

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 31, 2006, January 1, 2006 and January 2, 2005

(Dollars in Millions)

	Balance at				Balance at
	Beginning			Payments/	End of
	of Period	Accruals		Other	Period

2006
Accrued Rebates(1)	$1,565	5,017		(4,891)	1,691
Accrued Returns	535	210		(146)	599
Accrued Promotions	388	2,284		(2,215)	457

Subtotal	$2,488	7,511		(7,252)	2,747
Reserve for doubtful accounts	164	17		(21)	160
Reserve for cash discounts	57	867		(862)	62

Total	$2,709	8,395		(8,135)	2,969

2005
Accrued Rebates(1)	$1,862	5,301		(5,598)	1,565
Accrued Returns	457	385		(307)	535
Accrued Promotions	466	2,112		(2,190)	388

Subtotal	$2,785	7,798	(2)	(8,095)	2,488
Reserve for doubtful accounts	206	19		(61)	164
Reserve for cash discounts	62	861		(866)	57

Total	$3,053	8,678		(9,022)	2,709

2004
Accrued Rebates(1)	$1,827	5,335		(5,300)	1,862
Accrued Returns	451	326		(320)	457
Accrued Promotions	344	1,853		(1,731)	466

Subtotal	$2,622	7,514	(3)	(7,351)	2,785
Reserve for doubtful accounts	192	29		(15)	206
Reserve for cash discounts	55	736		(729)	62

Total	$2,869	8,279		(8,095)	3,053

(1)	Includes reserve for customer rebates of $558 million, $471 million and $488 million, recorded as a contra asset, at December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

(2)	Includes $186 million related to previously estimated performance-based rebate allowances in managed care contracts.

(3)	Includes $170 million related to previously estimated performance-based rebate allowances in managed care contracts.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2007

JOHNSON & JOHNSON

(Registrant)

By	/s/ W. C. WELDON

W. C. Weldon, Chairman, Board of Directors,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. C. WELDON W. C. Weldon	Chairman, Board of Directors, Chief Executive Officer, and Director (Principal Executive Officer)	February 16, 2007

/s/ R. J. DARRETTA R. J. Darretta	Vice Chairman, Board of Directors, and Director	February 20, 2007

C. A. Poon	Vice Chairman, Board of Directors, and Director

/s/ D. J. CARUSO D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 16, 2007

/s/ S. J. COSGROVE S. J. Cosgrove	Controller (Principal Accounting Officer)	February 14, 2007

/s/ M. S. COLEMAN M. S. Coleman	Director	February 15, 2007

/s/ J. G. CULLEN J. G. Cullen	Director	February 19, 2007

M. M. E. Johns	Director

A. D. Jordan	Director

Signature	Title	Date

/s/ A. G. LANGBO A. G. Langbo	Director	February 20, 2007

/s/ S. L. LINDQUIST S. L. Lindquist	Director	February 19, 2007

/s/ L. F. MULLIN L. F. Mullin	Director	February 16, 2007

/s/ C. PRINCE C. Prince	Director	February 16, 2007

/s/ S. S REINEMUND S. S Reinemund	Director	February 19, 2007

/s/ D. SATCHER D. Satcher	Director	February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Johnson & Johnson:

      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2007 appearing in the 2006 Annual Report to Shareholders of Johnson & Johnson (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

February 20, 2007

EXHIBIT INDEX

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

3	(a)(i)	Restated Certificate of Incorporation dated April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
3	(a)(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.
3	(a)(iii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 21, 1996 — Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.
3	(a)(iv)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 22, 2001 — Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
3	(a)(v)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2006 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2006.
3	(b)	By-Laws of the Company, as amended effective June 11, 2001 — Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
4	(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
10	(a)	Stock Option Plan for Non-Employee Directors — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(b)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 2002.*
10	(c)	1995 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1999.*
10	(d)	2000 Stock Compensation Plan — Incorporated herein by reference to Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(e)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10	(f)	Form of Stock Option Certificate and Restricted Shares to Non-Employee Directors Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 3, 2005.*
10	(g)	Form of Restricted Stock Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 2, 2005.*
10	(h)	Executive Bonus Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s Form S-8 Registration Statement filed with the Commission on November 8, 2005 (file no. 333-129542).*
10	(i)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

10	(j)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan (as amended) — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(k)	Deferred Fee Plan for Non-Employee Directors (as amended) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2005.*
10	(l)	Executive Income Deferral Plan (as amended) — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(m)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(n)	Supplemental Retirement Plan — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(o)	Executive Life Insurance Plan — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(p)	Stock Option Gain Deferral Plan — Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(q)	Estate Preservation Plan — Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(r)	Summary of compensation arrangements for Named Executive Officers and Directors — Filed with this document.*
12		Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13		— Pages 38 through 79 of the Company’s Annual Report to Shareholders for fiscal year 2006 (only those portions of the Annual Report incorporated by reference in this report are deemed “filed”) — Filed with this document.
21		Subsidiaries — Filed with this document.
23		Consent of Independent Registered Public Accounting Firm — Filed with this document.
31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
99		Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements — Filed with this document.

*	Management contract or compensatory plan.

      A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.