Form 10-Q
period 2007-04-01
JOHNSON & JOHNSON
filed 2007-05-10
CIK 200406

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934
      for the quarterly period ended April 1, 2007

                          or

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

   On  April 29, 2007 2,896,558,402 shares of
Common Stock, $1.00 par value, were outstanding.


JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS

Part I - Financial Information                   Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   April 1, 2007 and December 31, 2006              3


 Consolidated Statements of Earnings for the Fiscal
   First Quarters Ended April 1, 2007 and
   April 2, 2006                                    5


 Consolidated Statements of Cash Flows for the Fiscal
   First Quarters Ended April 1, 2007 and
   April 2, 2006                                    6

 Notes to Consolidated Financial Statements         8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                              24


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                          35

Item 4. Controls and Procedures                    35


Part II - Other Information


Item 1 - Legal Proceedings                         35

Item 2 - Unregistered Sales of Equity Securities
           and Use of Proceeds                     36

Item 6 - Exhibits                                  36

  Signatures                                       37










Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                              April 1,      December 31,
                                2007            2006
Current Assets:
Cash & cash equivalents       $5,175         $4,083

Marketable securities             16              1

Accounts receivable,
trade, less allowances
for doubtful accounts
$164 (2006,$160)               9,293          8,712

Inventories (note 4)           5,047          4,889

Deferred taxes on income       2,088          2,094

Prepaid expenses and
other receivables              3,054          3,196

     Total current
     assets                   24,673         22,975

Marketable securities,
non-current                       14             16

Property, plant and
equipment at cost             24,239         24,028

Less: accumulated
depreciation                 (11,059)       (10,984)

Property, plant and
equipment, net                13,180         13,044

Intangible assets, net
(note 5)                      15,568         15,348

Goodwill, net (note 5)        13,663         13,340

Deferred taxes on income       3,273          3,210

Other assets                   2,695          2,623

     Total Assets            $73,066        $70,556



See Notes to Consolidated Financial Statements



          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                              April 1,      December 31,
                                2007           2006
Current Liabilities:
Loans and notes
payable                      $4,682         $4,579

Accounts payable              5,643          5,691

Accrued liabilities           4,483          4,587

Accrued rebates,
returns and
promotions                    2,352          2,189

Accrued salaries,
wages and commissions         1,125          1,391

Accrued taxes on
income                        1,378            724

     Total current
     liabilities             19,663         19,161

Long-term debt                2,012          2,014

Deferred taxes on
income                        1,375          1,319

Employee related
obligations                   5,660          5,584

Other liabilities             3,428          3,160

     Total liabilities       32,138         31,238

Shareholders' Equity:

Common stock - par
value $1.00 per share
(authorized 4,320,000,000
shares; issued 3,119,842,548
shares)                       3,120          3,120

Accumulated other
comprehensive income
(note 8)                     (2,124)        (2,118)

Retained earnings            50,850         49,290

Less: common stock
held in treasury, at
cost (225,826,000 and
226,612,000 shares)          10,918         10,974

     Total shareholders'
     equity                  40,928         39,318

     Total liabilities
     and shareholders'
     equity                 $73,066        $70,556

    See Notes to Consolidated Financial Statements



          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share amounts)


                              Fiscal Quarters Ended
                          April  Percent    April  Percent
                        1, 2007       to  2, 2006       to
                                   Sales             Sales


Sales to customers       $15,037   100.0%  $12,992   100.0%

Cost of products
sold                       4,385     29.1    3,612     27.8

Gross profit             10,652     70.9    9,380     72.2

Selling,
marketing and
administrative
expenses                  4,802     31.9    4,095     31.5

Research expense          1,652     11.0    1,532     11.8

In-process research &
development                 807      5.4       37      0.3

Interest Income             (95)    (0.6)    (197)    (1.5)

Interest Expense,
net of portion
capitalized                  62      0.4       16      0.1

Other(income)expense,
net                        (228)    (1.5)    (718)    (5.5)

Earnings before
provision for taxes
on income                 3,652     24.3    4,615     35.5

Provision for taxes
on income (Note 3)        1,079      7.2    1,310     10.1

NET EARNINGS             $2,573    17.1%   $3,305    25.4%

NET EARNINGS PER SHARE
Basic                     $0.89             $1.11
Diluted                   $0.88             $1.10

CASH DIVIDENDS PER
SHARE                    $0.375             $0.33

AVG. SHARES OUTSTANDING
Basic                   2,894.2           2,974.5
Diluted                 2,924.3           2,992.7




         See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited; Dollars in Millions)



                                   Fiscal Quarters Ended
                                   April 1,     April 2,
                                     2007         2006
CASH FLOW FROM
OPERATING ACTIVITIES
Net earnings                        $2,573       $3,305
Adjustment to
reconcile net
earnings to cash
flow:
 Depreciation and
amortization of
property and
intangibles                            622          521
 Stock based
compensation                           164          153
 Purchased in-process
research and
development                            807           37
 Deferred tax provision                 (5)        (153)
 Accounts receivable
allowances                               3           (4)
Changes in assets and
liabilities, net of
effects from acquisitions:
 Increase in accounts
receivable                            (562)        (568)
 Increase in inventories              (120)        (219)
 Decrease in accounts payable
and accrued liabilities               (229)        (633)
 Increase in other current
and non-current assets                (373)        (207)
 Increase in other current
and non-current liabilities            957        1,242

NET CASH FLOWS FROM
OPERATING ACTIVITIES                 3,837        3,474

CASH FLOWS FROM
INVESTING ACTIVITIES
Additions to property,
plant and equipment                   (446)        (446)
Proceeds from the
disposal of assets                     214            1
Acquisitions, net of
cash acquired                       (1,368)        (811)
Purchases of investments               (52)        (327)
Sales of investments                     6           69
Other (primarily intangibles)          (40)         (63)

NET CASH USED BY
INVESTING ACTIVITIES                (1,686)      (1,577)

CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends to shareholders           (1,085)        (982)
Repurchase of common stock            (295)        (401)
Proceeds from short-term debt        8,117          357
Retirement of short-term debt       (8,051)        (267)
Proceeds from long-term debt             -            -
Retirement of long-term debt            (5)          (7)
Proceeds from the exercise
of stock                               234          136
Options and related excess
tax benefits                        (1,085)      (1,164)

NET CASH USED BY FINANCING
ACTIVITIES
Effect of exchange rate
changes on cash and cash
equivalents                             26           34
Increase in cash and
cash equivalents                     1,092          767
Cash and Cash equivalents,
beginning of period                  4,083       16,055

CASH AND CASH EQUIVALENTS,
END OF PERIOD                       $5,175      $16,822

Acquisitions
Fair value of assets acquired       $1,599         $850
Fair value of liabilities
assumed                               (231)         (39)

Net cash paid for
acquisitions                        $1,368         $811





    See Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE   1   -   The   accompanying   unaudited   interim
consolidated  financial statements  and  related  notes
should   be  read  in  conjunction  with  the   audited
Consolidated Financial Statements of Johnson &  Johnson
and  its Subsidiaries (the "Company") and related notes
as contained in the Company's Annual Report on Form 10-
K  for  the  fiscal year ended December 31,  2006.  The
unaudited  interim  financial  statements  include  all
adjustments   (consisting  only  of  normal   recurring
adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During  the  fiscal first quarter of 2007, the  Company
adopted FASB Interpretation 48 (FIN 48), "Accounting for
Uncertainty in Income Taxes - an interpretation of FASB
Statement  No  109".  This interpretation  prescribes  a
recognition threshold and measurement attribute for the
financial  statement recognition and measurement  of  a
tax  position taken or expected to be taken  in  a  tax
return.   The interpretation also provides guidance  on
derecognition, classification and other  matters.   See
Note 3 for more details.


NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 133, SFAS 138 and
SFAS 149 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As  of April 1, 2007, the balance of deferred net gains
on    derivatives   included   in   accumulated   other
comprehensive  income  was $29 million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause  the  amount
in accumulated other comprehensive income to affect net
earnings.  The  maximum length of time over  which  the
Company is hedging is 18 months.  The Company also uses
currency   swaps  to  manage  currency  risk  primarily
related to borrowings, which may exceed 18 months.

For  the fiscal first quarters ended April 1, 2007  and
April   2,   2006,  the  net  impact  of  the   hedges'
ineffectiveness, transactions not qualifying for  hedge
accounting   and  discontinuance  of  hedges   to   the
Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated
Other Comprehensive Income.




NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the fiscal
first  quarters of 2007 and 2006 were 29.5% and  28.4%,
respectively. In 2007 the increase in the effective tax
rate  of  1.1%  was  primarily due  to  the  in-process
research  and  development  (IPR&D)  charge   of   $807
million,   which  is  not  tax  deductible.  This   was
partially offset by increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions along with the benefit of the Research and Development (R&D) tax credit in 2007 which was not in effect in the fiscal first quarter of 2006.

The   Company  adopted  FIN  No  48,  "Accounting   for
Uncertainty in Income Taxes" effective January 1,  2007
which resulted in the recognition of an additional  $19
million  of previously unrecognized tax benefits,  with
the corresponding adjustment to retained earnings.  The
Company  had $1.1 billion of unrecognized tax  benefits
as of January 1, 2007 including the previous adjustment
mentioned  above.   The  Company  classifies   interest
expense and penalties related to unrecognized tax benefits as income tax expense. The total amount of accrued interest on January 1, 2007 was $0.2 billion.

The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. The U.S.
Internal Revenue Service (IRS)has completed their audit for tax years through 1999; however, the years 1996 through 1999 remain open while a limited number of issues are being considered at the IRS appeals level.
In other major jurisdictions where the Company conducts business, the tax years remain open generally back to the year 2000 with some jurisdictions remaining open back to 1995.


NOTE 4 - INVENTORIES
(Dollars in Millions)

                           April 1,       December 31,
                             2007            2006

Raw materials and
supplies                   $1,046             $980
Goods in process            1,627            1,253
Finished goods              2,374            2,656
Total                      $5,047           $4,889

NOTE 5 - INTANGIBLE ASSETS & GOODWILL
Intangible  assets that have finite  useful  lives  are
amortized  over their estimated useful lives.  Goodwill
and  indefinite  lived intangible assets  are  assessed
annually   for   impairment.   The  latest   impairment
assessment  of goodwill and indefinite lived intangible
assets  was  completed in the fiscal fourth quarter  of
2006   and   no  impairment  was  determined.    Future
impairment  tests  will be performed  annually  in  the
fiscal   fourth   quarter,  or  sooner  if   conditions
warranted.



(Dollars in Millions)
                              April 1,     December 31,
                                2007           2006

Trademarks (non-
amortizable) - gross          $6,692         $6,609
Less accumulated
amortization                     136            134
Trademarks (non-
amortizable) - net             6,556          6,475

Patents and trademarks -
gross                          5,333          5,282
Less accumulated
amortization                   1,774          1,695
Patents and trademarks -
 net                           3,559          3,587

Other intangibles - gross      7,177          6,923
Less accumulated
amortization                   1,724          1,637
Other intangibles - net        5,453          5,286

Total intangible assets -
gross                         19,202         18,814
Less accumulated
amortization                   3,634          3,466
Total intangible assets -
net                           15,568         15,348

Goodwill - gross              14,405         14,075
Less accumulated
amortization                     742            735
Goodwill - net                13,663         13,340


Goodwill as of April 1, 2007 as allocated by segment of business is as follows:

(Dollars in Millions)

                      Consumer   Pharm  Med Dev  Total
                                         & Diag

Goodwill, net of
accumulated
amortization at
December 31, 2006      $7,866     $902   $4,572 $13,340
Acquisitions                -        -      437     437
Translation &
 Other                   (118)       2        2    (114)
Goodwill, net as of
April 1, 2007          $7,748     $904   $5,011 $13,663

The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 27 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended April 1, 2007 was $175 million and the estimated amortization expense for the five succeeding years approximates $740 million before tax, per year.








NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
SALES BY SEGMENT OF BUSINESS(1)
(Dollars in Millions)

                           Fiscal First Quarters
                         April 1,   April 2,   Percent
                           2007      2006      Change
Consumer
U.S.                     $1,629     $1,150      41.7%
International             1,867      1,205      54.9
                          3,496      2,355      48.5

Pharmaceutical
U.S.                      4,034      3,701       9.0
International             2,187      1,925      13.6
                          6,221      5,626      10.6

Medical Devices &
Diagnostics
U.S.                      2,584      2,520       2.5
International             2,736      2,491       9.8
                          5,320      5,011       6.2

U.S.                      8,247      7,371      11.9
International             6,790      5,621      20.8
Worldwide               $15,037    $12,992      15.7%


(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS
(Dollars in Millions)

                           Fiscal First Quarters
                         April 1,   April 2,   Percent
                           2007      2006      Change

Consumer                  $760       $465       63.4%
Pharmaceutical           2,281      1,927       18.4
Medical Devices &
Diagnostics (1)            715      2,160      (66.9)
  Segments total         3,756      4,552      (17.5)
Income/(expense)
not allocated to
segments                  (104)        63
Worldwide total         $3,652     $4,615      (20.9)%


(1) Includes $807 million of IPR&D charges related to the acquisition of Conor Medsystems, Inc. completed in the fiscal first quarter of 2007. The fiscal first quarter of 2006 included the Guidant acquisition agreement termination fee, less associated expenses, of $622 million.




SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

                           Fiscal First Quarters
                         April 1,   April 2,   Percent
                           2007      2006      Change

U.S.                      $8,247    $7,371      11.9%
Europe                     3,812     3,071      24.1
Western Hemisphere,
excluding U.S.             1,046       822      27.3
Asia-Pacific,
Africa                     1,932     1,728      11.8

Total                    $15,037   $12,992      15.7%


NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 1, 2007 and April 2, 2006.

(Shares in Millions)              Fiscal Quarters
                                       Ended

                                 April 1,  April 2,
                                   2007      2006

Basic net earnings per share       $.89      $1.11
Average shares outstanding -
basic                           2,894.2    2,974.5
Potential shares exercisable
under stock option plans          209.4      233.2
Less: shares which could be
repurchased under treasury
stock method                     (183.2)    (218.9)
Convertible debt shares             3.9        3.9
Adjusted average shares
outstanding - diluted           2,924.3    2,992.7
Diluted earnings per share         $.88      $1.10

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million for both the fiscal first quarters ended April 1, 2007 and April 2, 2006.

The diluted earnings per share calculation excluded  68
million and 47 million shares related to options for the fiscal first quarters ended April 1, 2007 and April
2, 2006, respectively, as the exercise price per share of these options was greater than the average market value, which would have resulted in an anti-dilutive effect on diluted earnings per share if included in the calculation.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The   total  comprehensive income for the fiscal  first
quarter ended April 1, 2007 was $2.6 billion, compared
with $3.4 billion for the same period a year ago.  Total
comprehensive   income  included  net   earnings,   net
unrealized  currency gains and losses  on  translation,
adjustments  related  to Employee  Benefit  Plans,  net
unrealized gains and losses on securities available for
sale and net gains and losses on derivative instruments
qualifying  and  designated as cash  flow  hedges.  The
following   table   sets  forth   the   components   of
accumulated other comprehensive income.


(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/     Pens  (Losses)    Other
                       Cur.    (Losses)   Liab  on Deriv     Comp
                      Trans.   on Sec     Adj.  & Hedg      Inc/
                                                           (Loss)

December 31, 2006     $ (158)      61    (2,030)    9     (2,118)
2007 Three Months
changes
 Net change associated
 with current period
 hedging transactions                             (83)
 Net amount reclassed
 to net earnings                                  103*
 Net three months
 changes                 (96)      32        38    20        (6)
April 1, 2007          $(254)      93    (1,992)   29    (2,124)





Amounts  in accumulated other comprehensive income  are
presented  net  of  the related  tax  impact.   Foreign
currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes  in  value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal first quarter of 2007, the Company acquired Conor Medsystems, Inc. for a purchase price of $1.4 billion in cash. Conor Medsystems, Inc., is a cardiovascular device company, which currently markets the CoStar Drug Eluting Stent.

In the fiscal first quarter of 2007 the Company recorded an in-process research & development (IPR&D) charge of $807 million before and after tax related to the acquisition of Conor Medsystems, Inc.

The  Company  is  in  the  process  of  finalizing  the
allocation  of  the  purchase price to  the  individual
assets   acquired   and   liabilities   assumed.    The
preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management. The completion of the purchase price allocation may result in adjustments to the carrying value of the Conor Medsystems, Inc.
recorded assets and liabilities, revisions of the useful lives of intangible assets and the determination of any residual amount that will be allocated to goodwill. The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation.

During the fiscal first quarter of 2007, the Company completed the divestiture of the KAOPECTATE(R), UNISOM(R), CORTIZONE(R), BALMEX(R) and ACT(R) consumer products to Chattem, Inc. for $410 million in cash.

The  2006  acquisitions included Animas Corporation,  a
leading  maker  of insulin infusion pumps  and  related
products;  Hand  Innovations  LLC,  a  privately   held
manufacturer  of  fracture fixation  products  for  the
upper  extremities;  Future  Medical  Systems  S.A.,  a
company  that  primarily  develops,  manufactures   and
markets arthroscopic fluid management systems; Vascular
Control Systems, Inc., a company focused on developing medical devices to treat fibroids and to control bleeding in obstetric and gynecologic applications;
Groupe Vendome S.A., a French marketer of adult and baby skin care products; ColBar LifeScience Ltd., a company specializing in reconstructive medicine and tissue engineering; Ensure Medical, Inc., a company that develops devices for post-catheterization closure of the femoral artery; and the Consumer Healthcare business of Pfizer Inc., which included brands such as LISTERINE(R), NICORETTE(R), NEOSPORIN(R), SUDAFED(R),
BENADRYL(R) and VISINE(R).

The  Company recorded the Guidant acquisition agreement
termination  fee,  less associated  expenses,  of  $622
million before tax in other income during the fiscal first quarter of 2006.


NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2007 and 2006 included the following components:

(Dollars in Millions)

                   Retirement Plans     Other Benefit Plans
                   April 1,   April 2,  April 1,   April 2,
                     2007       2006      2007       2006

Service cost        $ 135        126      $ 37         18
Interest cost         160        140        37         26
Expected return on
 plan assets         (197)      (173)       (1)        (1)
Amortization of prior
 service cost           2          3        (2)        (2)
Recognized actuarial
 losses                47         63        17         10

Net periodic benefit
 cost               $ 147        159      $ 88         51


*Includes other post employment benefits as per the adoption of SFAS No. 158.

Company Contributions
The  Company contributed $11 million during the  fiscal
first  quarter  of  2007 to its U.S. and  international
retirement  plans.   The  Company  does  not  expect  a
minimum  statutory  funding requirement  for  its  U.S.
retirement plans in 2007. International plans will be funded in accordance with local regulations.





NOTE 11 - LEGAL PROCEEDINGS
PRODUCT LIABILITY

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

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA(R), RISPERDAL(R), DURAGESIC(R) and the CHARITE(TM) Artificial Disc. There are approximately 1,800 claimants who have filed lawsuits or made claims regarding injuries allegedly due to ORTHO EVRA(R), 700 claimants with respect to RISPERDAL(R), 120 with respect to CHARITE(TM) and 100 with respect to DURAGESIC(R). These claimants seek substantial compensatory and, where available, punitive damages.
Numerous claims and lawsuits in the United States relating to the drug PROPULSID(R), withdrawn from general sale by the Company's Janssen Pharmaceutica Inc.
(Janssen) subsidiary in 2000, have been resolved or are currently enrolled in settlement programs with an aggregate cap below $100 million in payments by the Company. Litigation concerning PROPULSID(R) is pending in Canada, where a class action of persons alleging adverse reactions to the drug was recently certified.
The Johnson & Johnson subsidiaries responsible for marketing the above products are vigorously defending against these claims except where settlement is deemed appropriate.

AFFIRMATIVE STENT PATENT LITIGATION

In patent infringement actions tried in Delaware
Federal District Court in late 2000, Cordis Corporation
(Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation
(Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In
December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. Multiple post-trial proceedings and appeals have ensued with respect to these verdicts, with the ultimate outcome still subject to uncertainty.

Cordis also has an arbitration claim against Medtronic accusing Medtronic of infringement by sale of stent products introduced by Medtronic subsequent to its products subject to the earlier action referenced above. Those subsequent products were found to have been licensed to Medtronic pursuant to a 1997 license by an arbitration panel in March 2005. Further arbitration proceedings will determine whether royalties are owed for those products.

In January 2003, Cordis filed a patent infringement action against Boston Scientific in Delaware Federal
District Court accusing its Express2(TM), Taxus(R) and
Liberte(R) stents of infringing the Palmaz patent that expired in November 2005. The Liberter stent was also accused of infringing Cordis' Gray patent that expires in 2016. In June 2005, a jury found that the Express2(TM), Taxus(R) and Liberte(R) stents infringed the Palmaz patent and that the Liberte(R) stent also infringed the Gray patent. Motions filed by Boston
Scientific seeking to vacate the verdict or obtain a new trial were denied in June 2006. Cordis expects
Boston Scientific will appeal to the U.S. Court of Appeals for the Federal Circuit.

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

In July 2005, a jury in Federal District Court in
Delaware found that the Cordis CYPHER(R) stent infringed
Boston Scientific's Ding '536 patent and that the Cordis CYPHER(R) and BX VELOCITY(R) stents also infringed
Boston Scientific's Jang '021 patent. The jury also found both of those patents valid. Boston Scientific seeks substantial damages and an injunction in that action. In June 2006, the District Court denied motions by Cordis to overturn the jury verdicts or grant a new trial. Cordis has moved for re-consideration of those decisions. If reconsideration is denied, Cordis will appeal to the Court of Appeals for the Federal Circuit.
The District Court indicated it will consider damages, willfulness and injunctive relief after the appeals have been decided.

The Federal District Court in Delaware granted Cordis' motion for summary judgement of non-infringement in Boston Scientific's case asserting infringement by the CYPHER(R) stent of Boston Scientific's Grainger patent.
Boston Scientific is expected to appeal that decision.

Boston Scientific has brought actions in Belgium and the Netherlands under its Kastenhofer patent to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages.
The Belgian case is pending and no hearing date has been set. A decision by the lower court in the Netherlands in Boston Scientific's favor was reversed on appeal in April 2007. Boston Scientific is expected to appeal further.

In Germany, Boston Scientific has several actions based on its Ding patents pending against the Cordis CYPHER(R) stent. Cordis was successful in these actions at the trial level, but Boston Scientific has appealed.


The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:




J&J		 		  Plaintiff/
Product        Company  Patents	  Patent Holder	     Court  Trial Date  Filed

Two-layer      Cordis Kasten-     Boston Scientific  N.D.  Cal 10/07    02/02
Catheters             hofer       Corp.              Belgium       *    12/03
                      Forman

Stents         Cordis Israel      Medinol            Multiple E.U. *    05/03
                                                     jurisdictions

Catheters and  Cordis Fitzmaurice Medtronic AVE      E.D. Tex  09/07    06/03
stent delivery
systems

Contact Lenses Vision Nicolson    CIBA Vision        M.D. Fla.     *    09/03
               Care

Drug Eluting   Conor  Jang        Boston Scientific  D.  Del.  09/07    12/03
Stents         Medsystems         Corp.

Drug Eluting   Cordis Ding        Boston Scientific  Germany       *    04/04
Stents                            Corp.                                 11/04

Stents         Cordis Ricci       Medtronic and      E.D. Tex      *    03/07
                                  Evysio

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

As noted in the following chart, 30-month stays expired during 2006 and will expire in 2007 or 2008 with respect to ANDA challenges regarding various products:



Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expires

ACIPHEX(R) 20   Eisai       Teva       S.D.N.Y.  03/07    11/03     02/07
mg delay
release       (for Janssen) Dr.Reddy's S.D.N.Y.  03/07    11/03     02/07
tablet                      Mylan      S.D.N.Y.  03/07    01/04     02/07

AXERT(R) 6.25 Almirall      Teva       S.D.N.Y.    *      03/06     11/08
and 12.5 mg   Ortho-McNeil
              Neurologics

CONCERTA(R)   McNeil-PPC    Andrx      D.Del.      *      09/05      None
18,27,36 and
54 mg         ALZA
controlled
release tablet

ORTHO TRI
CYCLEN(R) LO Ortho-McNeil  Barr        D.N.J.      *      10/03     02/06
0.18 mg/0.025 mg
0.215 mg/0.025 mg
and 0.25 mg/0.025 mg

PEPCID(R)
Complete     McNeil-PPC    Perrigo     S.D.N.Y.   02/07   02/05     06/07

RAZADYNE(TM) Janssen       Teva        D.  Del    05/07   07/05     01/08
                           Mylan       D.  Del    05/07   07/05     01/08
                           Dr. Reddy's D.  Del    05/07   07/05     01/08
                           Purepac     D.  Del    05/07   07/05     01/08
                           Barr        D.  Del    05/07   07/05     01/08
                           Par         D.  Del    05/07   07/05     01/08
                           AlphaPharm  D.  Del    05/07   07/05     01/08

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

RISPERDAL(R)
M-Tab        Janssen       Dr. Reddy's D.N.J.     06/06   02/05     07/07
0.5,1,2,3, 4 mg

RISPERDAL(R)
Oral         Janssen       Apotex      D.N.J.       *     03/06     08/08
Solution, 1 mg/ml

TOPAMAX(R)   Ortho-McNeil  Mylan       D.N.J.       *     04/04     09/06
25,50,100, 200 mg tablet   Cobalt      D.N.J.       *     10/05     03/08

TOPAMAX(R)
SPRINKLE     Ortho-McNeil  Cobalt      D.N.J.       *     12/05     05/08
15, 25 mg capsule          Mylan       D.N.J.       *     10/06     03/09

* Trial date to be established

Trial in the action against Teva, Dr. Reddy's and Mylan with respect to their ANDA challenges to the patent on Aciphex of Esai Pharmaceutical, Inc., Ortho McNeil
Pharmaceutical's marketing partner, proceeded before the district court in New York in April. The court indicated it would issue its decision in the case on or before May 15, 2007.

In the action against Mylan and Dr. Reddy's
Laboratories regarding RISPERDAL(R) (risperidone) tablets and M-Tabs, the District Court in New Jersey ruled, on October 13, 2006, that the RISPERDAL(R) patent was valid, enforceable, and infringed by the generic products at issue, and entered an injunction prohibiting Mylan and Dr. Reddy's from marketing their generic risperidone products until a date no earlier than patent expiration in December 2007. Mylan has appealed that ruling and argument is scheduled at the Court of Appeals for May
10, 2007.  Dr. Reddy's withdrew its appeal.
In the action against Mylan with respect to the patent on TOPAMAX(R), the District Court in New Jersey, on
October 24, 2006, granted the Company's subsidiary
Ortho-McNeil Pharmaceutical, Inc.'s (Ortho-McNeil) motion for a preliminary injunction barring launch by Mylan of its generic version of TOPAMAX(R). On
February 2, 2007, the district court granted Ortho-
McNeil's motion for summary judgment dismissing Mylan's claim the patent was obvious, the only remaining issue in the case. The Court entered judgment in the case for Ortho-McNeil, and entered an injunction prohibiting
Mylan from marketing its generic topiramate products until a date no earlier than patent expiration in September 2008. Mylan has appealed and requested a stay of the trial court's order.

In the weeks following the adverse ruling in the DITROPAN XL(R) ANDA litigation against Mylan in September
2005, Johnson & Johnson and ALZA received seven antitrust class action complaints filed by purchasers of the product. They allege that Johnson & Johnson and ALZA violated federal and state antitrust laws by knowingly pursuing baseless patent litigation, and thereby delaying entry into the market by Mylan and Impax.

With respect to all of the above matters, the Johnson &
Johnson subsidiary involved is vigorously defending the validity and enforceability and asserting the infringement of its own or its licensor's patents.

AVERAGE WHOLESALE PRICE (AWP) LITIGATION

Johnson & Johnson and several of its pharmaceutical subsidiaries, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average
Wholesale Price (AWP) for the drugs at issue. Most of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal District Court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. In the MDL proceeding in Boston, plaintiffs moved for class certification of all or some portion of their claims. On August 16, 2005, the trial judge certified Massachusetts-only classes of private insurers providing "Medi-gap" insurance coverage and private payers for physician-administered drugs where payments were based on AWP. The judge also allowed plaintiffs to file a new complaint seeking to name proper parties to represent a national class of individuals who made co-payments for physician-administered drugs covered by Medicare. The Court of Appeals declined to allow an appeal of those issues and in January 2006, the court certified the national class as noted above. A trial of the two Massachusetts-only class actions concluded before the Massachusetts
District Court in December 2006. A decision is expected in the third or fourth quarter of 2007. The trial judge has scheduled jury trials to begin in June 2007 in the national class action on behalf of individuals who paid co-payments for Medicare Part B drugs. Trial in the action brought by the Attorney General of the State of Alabama making allegations related to AWP is set for November 2007. Additional AWP cases brought by various
Attorney Generals are expected to be set for trial in 2008.

OTHER

In July 2003, Centocor Corporation received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney's Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the U.S. Attorney's Office. Both the Company and Centocor responded, or are in the process of responding, to these requests for documents and information.

In December 2003, Ortho-McNeil received a subpoena from the U.S. Attorney's Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX(R)
(topiramate). Additional subpoenas for documents have been received. Ortho-McNeil is cooperating in responding to the subpoenas. In October 2004, the U.S.
Attorney's Office in Boston asked attorneys for Ortho-
McNeil to cooperate in facilitating the subpoenaed testimony of several present and former Ortho-McNeil employees before a federal grand jury in Boston.
Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

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

 In August 2004, Johnson & Johnson Health Care Systems,
Inc. (HCS), a Johnson & Johnson subsidiary, received a subpoena from the Dallas, Texas U.S. Attorney's Office seeking documents relating to the relationships between the group purchasing organization, Novation, and HCS and other Johnson & Johnson subsidiaries. The Company's subsidiaries involved have responded to the subpoena.

In September 2004, Ortho Biotech Inc. (Ortho Biotech), received a subpoena from the U.S. Office of Inspector
General's Denver, Colorado field office seeking documents directed to sales and marketing of PROCRIT(R)
(Epoetin alfa) from 1997 to the present, as well as to dealings with U.S. Oncology Inc., a healthcare services network for oncologists. Ortho Biotech has responded to the subpoena.


In March 2005, DePuy Orthopaedics, Inc. (DePuy), a
Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney's Office, District of New Jersey, seeking records concerning contractual relationships between DePuy Orthopaedics and surgeons or surgeons-in-training involved in hip and knee replacement and reconstructive surgery. Other leading orthopaedic companies are known to have received a similar subpoena. DePuy Orthopaedics is responding to the subpoena as well as several follow-on subpoenas for documents. A number of employees of DePuy have been subpoenaed to testify before a grand jury in connection with this investigation.

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

In January 2006, Janssen received a civil investigative demand from the Texas Attorney General seeking broad categories of documents related to the sales and marketing of RISPERDAL(R). Janssen is responding to the request. In October 2006, the Texas Attorney General joined a qui tam action filed against Janssen in Texas state court alleging off label marketing of RISPERDAL(R) and seeking compensation for alleged adverse reactions due to RISPERDAL(R).

In February 2006, Johnson & Johnson received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United
Nations Iraq Oil For Food Program. The subsidiaries are cooperating with the SEC in producing responsive documents.

In June 2006, DePuy received a subpoena from the U.S.
Department of Justice, Antitrust Division, requesting documents related to the manufacture, marketing and sale of orthopaedic devices, and had search warrants executed in connection with the investigation. DePuy is responding to the request for documents. In the wake of publicity about the subpoena, DePuy was served with five civil antitrust class actions.

In September 2006, Janssen received a subpoena from the Attorney General of the State of California seeking documents regarding sales and marketing and side-effects of RISPERDAL(R), as well as interactions with State officials regarding the State's formulary for Medicaid-reimbursed drugs. Janssen is in the process of responding to the subpoena.

On November 27, 2006, Centocor received a subpoena seeking documents in connection with an investigation being conducted by the Office of the United States
Attorney for the Central District of California regarding Centocor's Average Selling Price (ASP) calculations for REMICADE(R) under the company's Contract
Purchase Program. Centocor is producing material responsive to the subpoena and cooperating with the investigation.

On February 12, 2007, Johnson & Johnson voluntarily disclosed to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act. The Company has provided and will continue to provide additional information to DOJ and SEC, and will cooperate with the agencies' reviews of these matters.

On March 5, 2007, Cordis Corporation received a letter request for documents from the Committee on Oversight and Government Reform of the U.S. House of Representatives regarding marketing and safety of drug-eluting stents. Cordis is cooperating in responding to the request.

On March 12, 2007, the Company announced that it had received separate subpoenas from the U.S. Attorney's
Office in Philadelphia, the U.S. Attorney's Office in
Boston and the U.S. Attorney's Office in San Francisco.
The subpoenas relate to investigations by these three offices referenced above concerning, respectively, sales and marketing of RISPERDAL(R) by Janssen, TOPAMAX(R) by Ortho-McNeil and NATRECOR(R) by Scios. The subpoenas request information regarding the Company's corporate supervision and oversight of these three subsidiaries, including their sales and marketing of these drugs.
The Company is cooperating in responding to these requests.

On March 21, 2007, the Company received a letter from
the Committee on Energy and Commerce of the U.S. House
of Representatives seeking answers to several questions
regarding marketing and safety of PROCRIT(R), the
erythropoietin product sold by the Company's Ortho-
Biotech subsidiary.   The Company is responding to
these questions.

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November
1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs' class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs have indicated that they will appeal these decisions. The Company disputes the allegations in the lawsuit and is vigorously defending against them.

In late December of 2005 and early 2006, three purported class actions were filed on behalf of purchasers of endo-mechanical instruments against the Company and its wholly-owned subsidiaries, Ethicon, Inc., Ethicon Endo-Surgery, Inc., and Johnson & Johnson
Health Care Systems, Inc. These challenge suture and endo-mechanical contracts with Group Purchasing
Organizations and hospitals,in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. These actions have been filed in the Federal District Court for the Central District of California.

In November 2005, Amgen filed suit against Hoffmann-
LaRoche, Inc. in the U.S. District Court for the
District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO.
Amgen licenses EPO for sale in the United States to the Company's Ortho Biotech Inc. subsidiary for non-dialysis indications. The suit is in its preliminary stages.

In October 2006, Wyeth, Inc. initiated litigation in
Delaware against Cordis Corporation alleging that Cordis breached the license and supply agreement pursuant to which Wyeth supplies Cordis the drug
Rapamycin which is used in connection with Cordis'
CYPHER(R) Sirolimus-eluting Stent. Cordis has commenced its own action in Delaware seeking a declaration that no breach has occurred.

The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and cash flows for that period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For  the fiscal first quarter of 2007, worldwide  sales
were $15.0 billion, with a total increase of 15.7%  and
an operational increase of 13.3% over 2006 fiscal first
quarter  sales  of  $13.0  billion.   Currency  had   a
positive  2.4%  impact on total reported  fiscal  first
quarter  2007  sales. The acquisition of Pfizer  Inc.'s
Consumer    Healthcare   business   net   of    related
divestitures increased both total sales growth and operational growth by 7.0%.

Sales by U.S. companies were $8.2 billion in the fiscal first quarter of 2007, which represented a total increase of 11.9% over the same period last year. Sales by international companies were $6.8 billion, which represented a total increase of 20.8%, an operational increase of 15.4%, and a positive impact from currency of 5.4% over 2006 fiscal first quarter sales.

Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 27.3%, operational growth of 26.9% and a positive impact from currency of 0.4%.
Sales by companies in Europe experienced an increase of 24.1%, with operational growth of 15.0% and a positive impact from currency of 9.1%. Sales by companies in the Asia-Pacific, Africa region posted sales growth of 11.8%, with operational growth of 10.4% and a positive impact from currency of 1.4%.

Analysis of Sales by Business Segments

Consumer
Consumer  segment sales in the fiscal first quarter  of
2007 were  $3.5 billion, an increase of 48.5% over  the
same  period  a  year  ago, with 45.7%  of  operational
growth  and  a positive impact from currency  of  2.8%.
U.S.  consumer  segment  sales increased  41.7%,  while
international   sales   increased   54.9%,    including
operational growth of 49.4% and a positive currency impact of 5.5%.



Major Consumer Franchise Sales
(Dollars in Millions)
                                     Fiscal Quarters Ended
                       April 1,   April 2,   Total   Operations   Currency
                         2007       2006     Change    Change      Change

OTC Pharm & Nutr        $1,257      $653     92.5%     90.4%        2.1%
Skin Care                  764       659     16.0      12.8         3.2
Baby & Kids Care           447       406      9.9       6.4         3.5
Women's Health             421       399      5.6       2.5         3.1
Oral Care Products         359        93        *         *         1.7
Other                      248       145     71.4      69.3         2.1
Total                   $3,496    $2,355     48.5%     45.7%        2.8%

*Percentages greater than 100%


The acquisition of Pfizer Inc.'s Consumer Healthcare business net of the related divestitures increased total sales growth for the total Consumer Segment by 39.1%. The corresponding impact by franchise is; OTC
Pharm  &  Nutr 77.5%, Skin Care 6.3%, Baby & Kids  Care
2.2%, Women's Health 5.3%, Oral Care Products greater than 100% and Other 62.0%.


Consumer segment sales growth was attributable to solid
sales performance, and the impact of new products  from
acquisitions   net  of  divestitures   in   the   major
franchises    in    this   segment,    including    OTC
Pharmaceutical & Nutritionals, Oral Care Products, Skin
Care and Baby & Kids Care.

The  OTC  Pharmaceuticals  and  Nutritionals  franchise
achieved   operational  growth  of  90.4%.   This   was
attributable to new products from acquisitions,  strong
growth   in   the   upper  respiratory  product   lines
reformulated    with    phenylephrine    instead     of
pseudoephedrine, as well as growth in IMODIUM(R) and SPLENDA(R) products. The impact on OTC Pharmaceuticals and Nutritionals total sales growth due to newly acquired brands from Pfizer Inc. is 77.5%.

The Skin Care franchise operational growth of 12.8% was driven by strong performances from the AVEENO(R), CLEAN &
CLEAR(R), and Suncare product lines. Solid operational growth related to new products launched and new brands acquired as well as strong promotional activity. These gains were partially offset by softer sales of RoC(R) products. The impact on Skin Care sales growth due to newly acquired brands from Pfizer Inc. is 6.3%.

The  Baby  & Kids Care franchise operational growth  of
6.4% was the result of the strong performances by cleanser, lotion and cream product lines. The impact on Baby & Kids Care sales growth due to newly acquired brands from Pfizer Inc. and divestitures related to the acquisition is 2.2%.

The   Women's  Health  franchise  achieved  operational
growth of 2.5%, which was attributable to new products related to acquisitions. The impact on Women's Health sales growth due to newly acquired brands from Pfizer
Inc. is 5.3%.

The Oral Care franchise strong results were driven by LISTERINE(R) products and the relaunch of REMBRANDT(R)
Whitening Products. The impact on Oral Care sales growth due to newly acquired brands from Pfizer Inc. and divestitures related to the acquisition is greater than 100%.

Pharmaceutical
Pharmaceutical  segment  sales  in  the  fiscal   first
quarter of 2007 were $6.2 billion, an increase of 10.6%
over   the  same  period  a  year  ago  with  8.6%   of
operational growth and a positive impact from currency of 2.0%. U.S. Pharmaceutical sales increased by 9.0%, while international Pharmaceutical sales increased by 13.6%, including operational growth of 7.7% and a positive impact from currency of 5.9%.


Major Pharmaceutical Product Revenues
(Dollars in Millions)
                                   Fiscal Quarters Ended
                       April 1,   April 2,   Total   Operations   Currency
                         2007       2006     Change    Change      Change

Anti-psychotics         $1,178     $1,018     15.7%     13.2%       2.5%
PROCRIT(R)/EPREX(R)        817        786      3.9       1.5        2.4
REMICADE(R)                731        681      7.4       7.4          -
TOPAMAX(R)                 610        471     29.7      28.4        1.3
LEVAQUIN(R)/FLOXIN(R)      479        401     19.4      19.5       (0.1)
ACIPHEX(R)/PARIET(R)       336        306      9.8       6.8        3.0
DURAGESIC(R)/
 Fentanyl Transdermal      303        325     (6.8)    (10.2)       3.4
CONCERTA(R)                252        235      7.3       6.0        1.3
Hormonal Contraceptives    237        254     (6.5)     (7.6)       1.1
Other	                 1,278      1,149     11.2       8.1        3.1
Total                   $6,221     $5,626     10.6%      8.6%       2.0%


Sales growth within the segment was led by strong performances from RISPERDAL(R) CONSTA(R) (risperidone), the launch of INVEGA(TM) (Paliperdone), REMICADE(R)
(infliximab), TOPAMAX(R) (topiramate) and LEVAQUIN(R)
(levofloxacin).  Generic competition related to
DURAGESIC(R) (fentanyl transdermal system), oral contraceptives and DITROPAN XL(R) continued to negatively impact sales during the fiscal first quarter of 2007.

The    anti-psychotic    franchise    which    includes
RISPERDAL(R) oral (risperidone), a medication that treats
the   symptoms  of  schizophrenia  and  bipolar  mania,
RISPERDAL(R)  CONSTA(R)  (risperidone)   a  long  acting
injectable and INVEGA(TM) (paliperdone) Extended-Release
tablets  for  the treatment of schizophrenia,  achieved
operational growth of 13.2% in the fiscal first quarter
of  2007.  Sales growth was positively impacted by  the
U.S.  launch  of  INVEGA(TM)  and  the  global  success  of
RISPERDAL(R) CONSTA(R).  In March, the U.S. Food and Drug
Administration (FDA) granted pediatric exclusivity  for
RISPERDAL(R), which extends the marketing exclusivity  in
the  U.S.  for RISPERDAL(R) oral to the end of June  2008
and RISPERDAL(R) CONSTA(R) to May 2014.

PROCRIT(R) (Epoetin  alfa)  and  EPREX(R) (Epoetin  alfa)
combined   had  operational  sales  growth   of   1.5%.
PROCRIT(R)'s increase  was due to market growth coupled
with  market  share  gains in the hospital  and  retail
markets   offset  by  softer  demand  in  the  oncology
clinics. Contributors to the EPREX(R) results were the indication for once weekly dosing and the restoration to the label of subcutaneous administration. In the U.S., Epoetin alfa products are now subject to a label change, which may negatively impact future sales. The label for Epoetin alfa products is also under review in jurisdictions outside the U.S.

REMICADE(R) (infliximab), a biologic approved for the treatment of Crohn's disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 7.4% over prior year fiscal first quarter. This continued growth was driven by expanded indications and overall market growth. REMICADE(R) is experiencing increased competition which may negatively impact the future rate of sales growth.

TOPAMAX(R) (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, achieved strong operational growth of 28.4%. The primary driver of increased demand was in the focus area of migraine prescriptions written by primary care physicians.

LEVAQUIN(R)  (levofloxacin)/FLOXIN(R) achieved   strong
operational growth of 19.5% over prior year. This was primarily due to strong seasonal market growth in the U.S. In March the FDA granted pediatric exclusivity in the U.S. for LEVAQUIN(R), which will extend the marketing exclusivity by six months to June 2011.

ACIPHEX(R)/PARIET(R) a proton pump inhibitor, achieved operational growth of 6.8% primarily due to strong market growth in the U.S. Depending on an imminent court decision related to the ACIPHEX(R) patent of Eisai
Pharmaceutical, Inc., the Company's marketing partner, future sales may be negatively impacted due to earlier than anticipated generic competition.


DURAGESIC(R)/Fentanyl  Transdermal (fentanyl  transdermal
system)  experienced an operational  sales  decline  of
10.2%.  Although  U.S.  sales grew,  operational  sales
outside  the U.S. declined due to the continued  impact
of   generic   competition  in  certain   international
markets.

CONCERTA(R) (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 6.0% over the fiscal first quarter of 2006. Although the original
CONCERTA(R) patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA(R). Two parties have filed Abbreviated New
Drug Applications (ANDAs) for generic versions of CONCERTA(R) which are pending and may be approved at any time.

The  hormonal  contraceptive franchise  experienced  an
operational  sales decline of 7.6% primarily  resulting
from  generic competition in oral contraceptives. ORTHO
EVRA(R) (norelgestromin/ethinyl   estradiol), the  first
contraceptive patch approved by the FDA, experienced a significant decline in sales as a result of labeling changes and negative media coverage concerning product safety. This was partially offset by growth in ORTHO TRI-
CYCLEN(R) LO (norgestimate/ethinyl estradiol), a low dose oral contraceptive.

NATRECOR(R) (nesiritide), a product for the treatment of
patients  with  acutely decompensated congestive  heart
failure  who  have  dyspnea at  rest  or  with  minimal
activity,  experienced  a  decline  in  demand  due  to
negative  media coverage regarding a meta  analysis  of
selected   historical  clinical  trials.  The   Company
believes that the data does not support the conclusions of these medical and consumer publications.

Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment sales  in  the
fiscal  first  quarter of 2007 were  $5.3  billion,  an
increase  of 6.2% over the same period a year ago  with
3.7%  of  this change due to operational growth  and  a
positive  impact  from  currency  of  2.5%.   The  U.S.
Medical Devices and Diagnostics sales increase was 2.5%, while the growth in international Medical Devices and Diagnostics sales was 9.8%, including operational growth of 4.7% and an increase of 5.1% related to the positive impact of currency.




Major Medical Devices and Diagnostics Franchise Sales
(Dollars in Millions)
                                   Fiscal Quarters Ended
                       April 1,   April 2,   Total   Operations   Currency
                         2007       2006     Change    Change      Change


DEPUY(R)                $1,157     $1,039     11.3%     8.4%        2.9%
CORDIS(R)                  928      1,075    (13.6)   (15.3)        1.7
ETHICON ENDO-SURGERY(R)    891        794     12.3      9.4         2.9
ETHICON(R)                 870        774     12.4      8.8         3.6
LIFESCAN(R)                549        504      8.9      6.0         2.9
Vision Care                513        441     16.4     15.2         1.2
ORTHO-CLINICAL
 DIAGNOSTICS(R)            393        370      6.2	4.1	    2.1
Other	                    19         14     38.6     37.8         0.8
Total	                $5,320     $5,011      6.2%     3.7%        2.5%



The  DePuy franchise's operational growth of  8.4%  was
primarily    due    to   DePuy's   orthopaedic    joint
reconstruction products including the hip and knee product lines. Strong performance was also reported in Mitek sports medicine products.

The  Cordis franchise experienced an operational  sales
decline  of 15.3% as compared to the prior year.  These
results were  impacted  by  lower  sales  of   CYPHER(R)
Sirolimus-eluting  Coronary Stent primarily  due  to  a
global  contraction  of the drug-eluting  stent  market
following  reports of a potential risk  of  late  stent
thrombosis  associated  with the  use  of  drug-eluting
stents.  These  results were partially offset  by  very
strong  sales  growth achieved by the Biosense  Webster
and Cordis Endovascular businesses which were driven by
the   sales  of  AcuNav  Ultrasound  Catheters,   newly
launched carotid systems and the continued growth of the chronic total occlusion devices.

In  April  and  July  of  2004, the  Cordis  Cardiology
Division of Cordis Corporation received Warning Letters
from  the  FDA  regarding  Good Manufacturing  Practice
regulations and Good Clinical Practice regulations.  In
response  to  the  Warning  Letters,  Cordis  has  made
improvements  to its quality systems and  has  provided
periodic  updates  to  the FDA.  The  Clinical  Warning
Letter   issues  have  been  resolved  to   the   FDA's
satisfaction.   With  respect  to  the  Quality  System
Warning Letter, in addition to the improvement updates,
the  Cordis Juarez, Mexico and stent supplier locations
were  inspected   with  acceptable  results.  The   FDA
inspected the Miami site and the Global Quality system,
including  Design Control System, in August 2006,  with
acceptable  results;  Cordis received  no  observations
from   the   FDA  during  this  inspection.   The   FDA
inspections were completed in Cordis LLC in San German,
Puerto Rico and Cordis laboratory operations in Warren,
New  Jersey  in  January 2007, thereby  completing  all
scheduled  follow up inspections. Cordis has  met  with
the  FDA  to review the results of the inspections  and
the FDA is in the final review of the inspection report
from   the   Puerto   Rico  District   Office.   Cordis
anticipates that the FDA final review will be completed in the second quarter.

The Ethicon Endo-Surgery franchise achieved operational growth of 9.4% over prior year. This growth was mainly driven by endocutter sales that include products used in performing bariatric procedures for the treatment of obesity, an important focus area for the franchise.
Additionally, strong results were achieved with the continued success of the HARMONIC ACE(R), an ultrasonic cutting and coagulating surgical device.

Ethicon worldwide sales grew operationally by 8.8% from
the   same   period  in  the  prior  year.   Sales   of
VICRYL(R)PLUS sutures, DERMABOND(R), Meshes and women's health products had strong results in the first quarter of 2007 as compared to the same period in the prior year.

The  LifeScan franchise achieved operational growth  of
6.0% with the ONETOUCH(R) ULTRA(R) product line being the
major  contributor  to growth outside  the  U.S.  Sales
related  to  the  acquisition  of  Animas  Corporation,
acquired  in  the middle of fiscal first  quarter  2006
also contributed to this growth.

The  Vision Care franchise operational sales growth  of
15.2% was led by the continued success of ACUVUE(R)
OASYS(TM), 1-DAY   ACUVUE(R)   moist,  and  ACUVUE(R)
ADVANCE(TM) for Astigmatism.

The   Ortho-Clinical  Diagnostics  franchise   achieved
operational  growth of 4.1% with the  Immunodiagnostics
product  line being a major contributor.   Included  in
first quarter sales was the launch of the Chagas screening assay.

Cost of Products Sold and Selling, Marketing and
Administrative Expenses
Consolidated  costs  of goods sold increased  to  29.1%
from  27.8% of sales over the same period a  year  ago.
The increase is due to the impact of newly acquired consumer brands as well as unfavorable product mix in the pharmaceutical and medical devices and diagnostic segments.

Consolidated   selling,  marketing  and  administrative
expenses  increased 17.3% over the same period  a  year
ago.  Selling, marketing and administrative expenses as
a  percent  to  sales were 31.9% versus  31.5%  in  the
fiscal   first  quarter  of  2006.   The  increase   is
attributable to the addition of the newly acquired consumer brands to our mix of businesses partially offset by continued cost containment efforts primarily in our pharmaceutical business.

Research & Development
Research activities represent a significant part of the
Company's business.  These expenditures relate  to  the
development  of new products, improvement  of  existing
products,  technical support of products and compliance
with  governmental  regulations for the  protection  of
consumers  and patients.  Worldwide costs  of  research
activities  for the fiscal first quarter of  2007  were
$1.7  billion, an increase of 7.8% over the same period
a year ago. This increase reflects both the significant
number   of  pharmaceutical  projects  in  late   stage
development and higher levels of investment in research
projects   in   our  Medical  Devices  and  Diagnostics
segment. As a percent to sales, the level of research and development spending decreased to 11.0% in the fiscal first quarter of 2007, from 11.8% during the same period a year ago. This decrease as a percent to sales in research and development is primarily due to the change in the mix of businesses with the inclusion of the newly acquired consumer products.

In-Process Research & Development
In the fiscal first quarter of 2007 the Company recorded an in-process research & development (IPR&D) charge of $807 million before and after tax related to the acquisition of Conor Medsystems Inc. The fiscal first quarter of 2006 IPR&D charge of $37 million before tax, and $29 million after tax related to the acquisitions of Hand Innovations LLC and Future Medical
Systems S.A.

Other (Income) Expense, Net
Other   (income)  expense  included  gains  and  losses
related to the sale and write-down of certain equity
securities of the Johnson & Johnson Development
Corporation,  losses   on   the disposal of  fixed
assets,  currency  gains & losses, minority  interests,
litigation settlement  expense, as well as, royalty income.
The change in other (income) expense was the result of
the net gain of $175 million before tax related to the
divestiture of certain brands partially offset  by  the
integration costs of newly acquired businesses recorded
in the fiscal first quarter of 2007, as compared to the
same  period a year ago, which included a gain of  $622
million    recorded   for   the   Guidant   acquisition
termination fee, less associated expenses.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2007 was 21.7% versus 19.7% over the same period a year ago. This increase was primarily due to the gain from the divestitures offset by integration costs and other operating expenses related to newly acquired products.

Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent  to sales in the fiscal first quarter  of  2007
was 36.7% versus 34.3% over the same period a year ago.
Operating  profit  was  positively  impacted  by   cost
containment   efforts   in   selling,   marketing   and
administrative expenses.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent of sales in the fiscal
first  quarter of 2007 was 13.4% versus 43.1% over  the
same period a year ago. Operating profit was negatively
impacted  by IPR&D charges of $807 million,  associated
with  the  Conor Medsystems acquisition in  the  fiscal
first  quarter of 2007. The fiscal first  quarter  2006
included the Guidant acquisition termination fee, less associated expenses, of $622 million before tax.

Interest (Income) Expense
Interest  income  in the fiscal first quarter  of  2007
decreased by $102 million over the fiscal first quarter
of 2006, due to a lower cash balance. The cash balance,
which  included marketable securities, was $5.2 billion
at  the end of the fiscal first quarter of 2007.   This
is a decrease of $12.0 billion from the same period a year ago. This is primarily due to acquisition activity and the stock repurchase program during the fiscal year
2006.

Interest  expense in the fiscal first quarter  of  2007
increased by $46 million over the fiscal first quarter of 2006 due to a higher debt position of $3.9 billion.
This was due to acquisition activity and the stock repurchase program during the fiscal year 2006.


Provision For Taxes on Income
The worldwide effective income tax rates for the fiscal
first  quarters of 2007 and 2006 were 29.5% and  28.4%,
respectively.  The increase in the effective  tax  rate
of  1.1% was primarily due to the IPR&D charge of  $807
million  recorded  in  the  fiscal  first  quarter   of
2007,which was non-deductible for tax purposes. This was partially offset by increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions along with the Research and development tax credit, which was not in effect in the fiscal first quarter of 2006.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including  working  capital, capital  expenditures  and
acquisitions.   Other  uses  of  cash  included   share
repurchases, dividend payments and debt repayments.  In
the  fiscal  first  quarter of  2007,  cash  flow  from
operations  was  $3.8  billion,  an  increase  of  $0.4
billion  over the same period a year ago. This increase
was  primarily  due  to  a  $0.4  billion  increase  in
accounts payable. Net cash used by investing activities
increased  by $0.1 billion due to an increase  of  $0.6
billion in acquisition activity offset by $0.2 billion in proceeds from the disposal of assets and a decrease of $0.2 in the purchase of investments. Net cash used by financing activities decreased by $0.1 billion due to a $0.1 billion decrease in the repurchase of common stock and an increase of $0.1 billion in proceeds from the exercise of stock options offset by a $0.1 billion increase in dividends paid to shareholders. Cash and current marketable securities were $5.2 billion at the end of the fiscal first quarter of 2007 as compared with $17.2 billion at the end of fiscal first quarter
2006, a decrease of $12.0 billion, which was due to acquisition activity and the 2006 stock repurchase program.


Dividends
On January 2, 2007, the Board of Directors declared a regular cash dividend of $0.375 per share, paid on March 13, 2007 to shareholders of record as of February
27, 2007. This represented an increase of 13.6% from the fiscal first quarter of 2006 dividend.

On  April  26, 2007, the Board of Directors declared  a
regular  cash dividend of $0.415 per share, payable  on
June  12, 2007 to shareholders of record as of May  29,
2007.  This  represented an increase of  10.7%  in  the
quarterly  dividend rate and was the  45th  consecutive
year  of  cash dividend increases.  The Company expects
to   continue  the  practice  of  paying  regular  cash
dividends.

OTHER INFORMATION
New Accounting Standards
In September 2006, the FASB issued Statement of
Financial Accounting Standards No 157, "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS
No 157 will not have a material effect on its results of operations, cash flows or financial position.

In  June  2006, the FASB issued FASB Interpretation  48
(FIN 48), "Accounting for Uncertainty in Income Taxes  -
an  interpretation  of  FASB  Statement  No  109".  This
interpretation prescribes a recognition  threshold  and
measurement  attribute  for  the  financial   statement
recognition and measurement of a tax position taken  or
expected   to   be   taken  in  a  tax   return.    The
interpretation also provides guidance on derecognition,
classification  and other matters.  The  statement  was
effective  for the fiscal year 2007   and  the  Company
adopted the Interpretation at that time. See Note 3 to the Unaudited Consolidated Financial Statements for more details.

In  February 2007, the FASB issued Statement  No.  159,
"Fair  Value  Option for Financial Assets and  Financial
Liabilities", which permits an entity to measure certain
financial  assets  and financial  liabilities  at  fair
value. Statement 159 is effective for fiscal year  2008
but  early  adoption  is  permitted.  The  Company   is
currently   in   the   process   of   evaluating   this
pronouncement  and the impact of the adoption  of  FASB
159 would have on its results of operations, cash flows and financial position.

Economic and Market Factors
Johnson  & Johnson is aware that its products are  used
in  an  environment  where, for  more  than  a  decade,
policymakers,  consumers and businesses have  expressed
concern  about the rising cost of health care.  Johnson
&   Johnson  has  a  long-standing  policy  of  pricing
products responsibly. For the period 1996 through  2006
in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

Inflation rates, even though moderate in many parts  of
the  world  during 2006, continue to have an effect  on
worldwide  economies  and,  consequently,  on  the  way
companies operate. In the face of increasing costs, the
Company  strives to maintain its profit margins through
cost reduction programs, productivity improvements  and
periodic  price increases.  The Company  faces  various
worldwide  health  care  changes  that  may  result  in
pricing   pressures  that  include  health  care   cost
containment and government legislation relating to sales, promotions and reimbursement.

The   Company   also   operates   in   an   environment
increasingly  hostile to intellectual property  rights.
Generic  drug  firms  have filed Abbreviated  New  Drug
Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New
Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on "Litigation Against Filers of Abbreviated New Drug
Applications" in Note 11 to the Unaudited  Consolidated
Financial Statements.

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

The Company's Annual Report on Form 10-K for the fiscal
year ended December 31, 2006 contains, as an Exhibit, a
discussion  of  additional  factors  that  could  cause
actual results to differ from expectations. The Company
notes   these  factors  as  permitted  by  the  Private
Securities Litigation Reform Act of 1995.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end  of  the
period  covered  by this report, the Company  evaluated
the  effectiveness of the design and operation  of  its
disclosure  controls  and  procedures.   The  Company's
disclosure  controls  and procedures  are  designed  to
ensure that information required to be disclosed by the
Company  in the reports that it files or submits  under
the  Securities  Exchange Act is  recorded,  processed,
summarized  and  reported,  within  the  time   periods
specified  in  the  SEC's rules and forms.   Disclosure
controls  and  procedures include, without  limitation,
controls   and  procedures  designed  to  ensure   that
information required to be disclosed by the Company  in
the   reports  that  it  files  or  submits  under  the
Securities Exchange Act is accumulated and communicated
to  the  Company's management, including its  principal
executive and principal financial officers, or  persons
performing similar functions, as appropriate  to  allow
timely   decisions   regarding   required   disclosure.
William   C.  Weldon,  Chairman  and  Chief   Executive
Officer, and Dominic J. Caruso, Vice President, Finance and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs.
Weldon and Caruso concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Internal  control.  During the period covered  by  this
report, there were no changes in the Company's internal
control  over financial reporting that have  materially
affected,   or  are  reasonably  likely  to  materially
affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The information called for by this item is incorporated
herein by reference to Note 12 included in Part I, Item
1.    Financial    Statements    unaudited)-Notes    to
Consolidated Financial Statements.


Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and
Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2007. Common Stock purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.

                               Total Number of         Average Price
Fiscal Month	               Shares Purchased       Paid per Share

January 1, 2007 through
 January 28, 2007                  1,303,500               $66.18

January 29, 2007 through
 February 25, 2007                 1,153,800               $65.61

February 26, 2007 through
 April 1, 2007                     2,139,500               $62.25

Total                              4,596,800               $64.21



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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  May 10, 2007          By /s/ D.J. CARUSO
                                    D.J. CARUSO
                                    Vice President, Finance;
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date:  May 10, 2007         By /s/ S.J. COSGROVE
                                   S. J. COSGROVE
                                   Controller
                                   (Principal Accounting Officer)