Form 10-Q
period 2007-07-01
JOHNSON & JOHNSON
filed 2007-08-08
CIK 200406

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934
      for the quarterly period ended July 1, 2007

                          or

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

   On  July  29, 2007 2,894,509,495 shares of
Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS

Part I - Financial Information                Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   July 1, 2007 and December 31, 2006            3


 Consolidated Statements of Earnings for the Fiscal
   Second Quarters Ended July 1, 2007 and
   July 2, 2006                                  5


 Consolidated Statements of Earnings for the Fiscal
   Six Months Ended July 1, 2007 and
   July 2, 2006                                  6

 Consolidated Statements of Cash Flows for the Fiscal
   Six Months Ended July 1, 2007 and
   July 2, 2006                                  7

 Notes to Consolidated Financial Statements      9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                           28

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                       41

Item 4. Controls and Procedures                 41


Part II - Other Information

Item 1 - Legal Proceedings                      42

Item 2 - Unregistered Sales of Equity Securities
           and Use of Proceeds                  42

Item 4 - Submission of Matters to a Vote of Security
           Holders                              43

Item 6 - Exhibits                               44

  Signatures                                    44





Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                            July 1, 2007  December 31, 2006
Current Assets:
Cash & cash equivalents              $5,571          $4,083

Marketable securities                   400               1

Accounts receivable, trade,
less allowances for doubtful
accounts
$163 (2006,$164)                      9,470           8,712

Inventories (note 4)                  5,155           4,889

Deferred taxes on income              2,194           2,094

Prepaid expenses and other
receivables                           3,014           3,196

     Total current assets            25,804          22,975

Marketable securities, non-
current                                  17              16

Property, plant and equipment
at cost                              24,930          24,028

Less: accumulated
depreciation                       (11,545)        (10,984)

Property, plant and
equipment, net                       13,385          13,044

Intangible assets, net (note 5)      15,412          15,348

Goodwill, net (note 5)               13,754          13,340

Deferred taxes on income              3,575           3,210

Other assets                          2,736           2,623

     Total Assets                   $74,683         $70,556



    See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                            July 1, 2007  December 31, 2006

Current Liabilities:
Loans and notes payable              $4,470          $4,579

Accounts payable                      5,458           5,691

Accrued liabilities                   4,585           4,587

Accrued rebates, returns and
promotions                            2,447           2,189

Accrued salaries, wages and
commissions                           1,140           1,391

Accrued taxes on income                 883             724

     Total current
     liabilities                     18,983          19,161

Long-term debt                        2,013           2,014

Deferred taxes on income              1,361           1,319

Employee related obligations          5,654           5,584

Other liabilities                     3,550           3,160

     Total liabilities               31,561          31,238

Shareholders' Equity:

Common stock - par value
$1.00 per share (authorized
4,320,000,000 shares; issued
3,119,842,000 shares)                 3,120           3,120

Accumulated other
comprehensive income (note 8)        (1,898)         (2,118)

Retained earnings                    52,819          49,290

Less: common stock held in
treasury, at cost
(226,020,000 and 226,612,000
shares)                              10,919          10,974

     Total shareholders'
     equity                          43,122          39,318

     Total liabilities and
     shareholders' equity           $74,683         $70,556


    See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share amounts)


                              Fiscal Quarters Ended
                        July 1,  Percent  July 2, Percent
                         2007      to      2006      to
                                  Sales            Sales


Sales to customers
(Note 6)                $15,131   100.0%  $13,363   100.0%

Cost of products sold     4,358     28.8    3,788     28.3

Gross profit             10,773     71.2    9,575     71.7

Selling, marketing and
administrative expenses   5,029     33.3    4,351     32.6

Research expense          1,866     12.3    1,828     13.7

In-process research &
development (IPR&D)           -        -       87      0.6

Interest income             (95)     (.6)    (209)    (1.6)

Interest expense, net
of portion capitalized       59      0.4       13      0.1

Other income, net          (117)    (0.8)     (98)    (0.7)

Earnings before
provision for taxes on
income                    4,031     26.6    3,603     27.0

Provision for taxes on
income (Note 3)             950      6.2      783      5.9

NET EARNINGS             $3,081    20.4%   $2,820    21.1%
`
NET EARNINGS PER SHARE
Basic                     $1.06             $0.96
Diluted                   $1.05             $0.95

CASH DIVIDENDS PER
SHARE                    $0.415            $0.375

AVG. SHARES OUTSTANDING
Basic                   2,895.1           2,954.0
Diluted                 2,922.5           2,974.4


         See Notes to Consolidated Financial Statements






          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share amounts)


                             Fiscal Six Months Ended
                        July 1,  Percent  July 2, Percent
                         2007      to      2006      to
                                  Sales            Sales

Sales to customers
(Note 6)                $30,168   100.0%  $26,355   100.0%

Cost of products sold     8,743     29.0    7,400     28.1

Gross profit             21,425     71.0   18,955     71.9

Selling, marketing and
administrative expenses   9,831     32.5    8,446     32.0

Research expense          3,518     11.7    3,360     12.7

In-process research &
development                 807      2.7      124      0.5

Interest income            (190)     (.6)    (406)    (1.5)

Interest expense, net
of portion capitalized      121      0.4       29      0.1

Other income, net          (345)    (1.1)    (816)    (3.1)

Earnings before
provision for taxes on
income                    7,683     25.4    8,218     31.2

Provision for taxes on
income (Note 3)           2,029      6.7    2,093      8.0

NET EARNINGS             $5,654    18.7%   $6,125    23.2%
`
NET EARNINGS PER SHARE
Basic                     $1.95             $2.07
Diluted                   $1.93             $2.05

CASH DIVIDENDS PER
SHARE                    $0.790            $0.705

AVG. SHARES OUTSTANDING
Basic                   2,894.8           2,963.0
Diluted                 2,924.9           2,982.5



         See Notes to Consolidated Financial Statements





          JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited; Dollars in Millions)


                               Fiscal Six Months Ended
                               July 1, 2007 July 2, 2006

CASH FLOW FROM OPERATING
ACTIVITIES
Net earnings                         $5,654       $6,125
Adjustment to reconcile net
earnings to cash flow:
 Depreciation and
amortization of property
and intangibles                       1,305        1,067
 Stock based compensation               360          340
 Purchased in-process
research and development                807          124
Changes in assets and
liabilities, net of effects
from acquisitions:
 Deferred tax provision                (405)        (628)
 Accounts receivable
allowances                                1           (5)
 Increase in accounts
receivable                             (659)        (949)
 Increase in inventories               (190)        (229)
 Decrease in accounts payable
and accrued liabilities                (306)        (794)
 (Increase)/Decrease in other
current and non-current
assets                                 (424)          83
 Increase in other current
and non-current liabilities             591          696

NET CASH FLOWS FROM OPERATING
ACTIVITIES                            6,734        5,830

CASH FLOWS FROM INVESTING
ACTIVITIES
Additions to property, plant
and equipment                        (1,045)      (1,034)
Proceeds from the disposal of
assets                                  214            1
Acquisitions, net of cash
acquired                             (1,368)      (1,218)
Purchases of investments               (566)        (396)
Sales of investments                    103          322
Other (primarily intangibles)           (49)         (37)

NET CASH (USED)/PROVIDED BY
INVESTING ACTIVITIES                 (2,711)      (2,362)

CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends to shareholders            (2,287)      (2,089)
Repurchase of common stock             (739)      (2,968)
Proceeds from short-term debt        15,296          500
Retirement of short-term debt       (15,449)        (723)
Proceeds from long-term debt              1            -
Retirement of long-term debt             (6)         (10)
Proceeds from the exercise of stock
options/excess tax benefits             564          332


NET CASH USED BY FINANCING
ACTIVITIES                           (2,620)      (4,958)
Effect of exchange rate
changes on cash and cash
equivalents                              85           82
Increase/ (decrease) in cash
and cash equivalents                  1,488       (1,408)
Cash and Cash equivalents,
beginning of period                   4,083       16,055

CASH AND CASH EQUIVALENTS,
END OF PERIOD                        $5,571      $14,647

Acquisitions
Fair value of assets acquired        $1,599       $1,392
Fair value of liabilities
assumed                                (231)        (174)

Net cash paid for
acquisitions                         $1,368       $1,218




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

During  the  fiscal first quarter of 2007, the  Company
adopted FASB Interpretation 48 (FIN 48), Accounting for
Uncertainty in Income Taxes - an interpretation of FASB
Statement  No  109.  This interpretation  prescribes  a
recognition threshold and measurement attribute for the
financial  statement recognition and measurement  of  a
tax  position taken or expected to be taken  in  a  tax
return.   The interpretation also provides guidance  on
derecognition, classification and other  matters.   See
note 3 for more details.

NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 133, SFAS 138 and
SFAS 149 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As  of July 1, 2007, the balance of deferred net losses
on    derivatives   included   in   accumulated   other
comprehensive  income  was $18 million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause  the  amount
in accumulated other comprehensive income to affect net
earnings.  The  maximum length of time over  which  the
Company is hedging is 18 months.  The Company also uses
currency   swaps  to  manage  currency  risk  primarily
related to borrowings, which may exceed 18 months.

For  the fiscal second quarters ended July 1, 2007  and
July   2,   2006,  the  net  impact  of   the   hedges'
ineffectiveness, transactions not qualifying for  hedge
accounting  and  discontinuance  of  hedges,   to   the
Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated
Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal six months of 2007 and 2006 were 26.4% and 25.5%, respectively, an increase of 0.9%. This was primarily due to the IPR&D charge of $807 million recorded in the fiscal first quarter of 2007, which was non-deductible for tax purposes. This was partially offset by increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions along with the Research and Development
(R&D) tax credit, which was not in effect in the first fiscal nine months of 2006.

The  tax  rate for the first fiscal six months of  2006
benefited from a reversal of deferred tax valuation allowances of $134 million associated with the Tibotec business. This benefit was offset by acquisition-related IPR&D charges of $124 million, for which there was a minimal tax benefit.

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


NOTE 4 - INVENTORIES
(Dollars in Millions)

                       July 1, 2007    December 31, 2006

Raw materials and
supplies                      $1,073             $980
Goods in process               1,296            1,253
Finished goods                 2,786            2,656
Total                         $5,155           $4,889



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





(Dollars in Millions)
                            July  1, 2007 December 31, 2006


Trademarks (non-amortizable)       $6,648         $6,609
Less accumulated amortization         142            134
Trademarks (non-amortizable)-
net                                 6,506          6,475

Patents and trademarks              5,353          5,282
Less accumulated amortization       1,863          1,695
Patents and trademarks - net        3,490          3,587

Other amortizable intangibles       7,219          6,923
Less accumulated amortization       1,803          1,637
Other intangibles - net             5,416          5,286

Total intangible assets -
gross                              19,220         18,814
Less accumulated amortization       3,808          3,466
Total intangible assets - net      15,412         15,348

Goodwill - gross                   14,490         14,075
Less accumulated amortization         736            735
Goodwill - net                    $13,754        $13,340

Goodwill as of July 1, 2007 as allocated by segment of business is as follows:

(Dollars in Millions)
                      Consumer   Pharm  Med Dev  Total
                                         & Diag
Goodwill, net of
accumulated
amortization at
December 31, 2006       $7,866    $902   $4,572 $13,340
Acquisitions                 -       -      439     439
Translation & Other       (31)       4        2     (25)
Goodwill as of
July 1, 2007            $7,835    $906   $5,013 $13,754


The weighted average amortization periods for patents and trademarks and other intangible assets are 15 years and 27 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 1, 2007 was $383 million and the estimated amortization expense for the five succeeding years approximates $740 million, per year.











NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

                         Fiscal Quarters Ended
                         July 1,  July 2,  Percent
                          2007     2006    Change

Consumer
U.S.                     $1,562  $1,103     41.6%
International             2,002   1,295     54.6
                          3,564   2,398     48.6

Pharmaceutical
U.S.                      3,860   3,682      4.8
International             2,289   2,128      7.6
                          6,149   5,810      5.8

Medical Devices &
Diagnostics
U.S.                      2,619   2,590      1.1
International             2,799   2,565      9.1
                          5,418   5,155      5.1

U.S.                      8,041   7,375      9.0
International             7,090   5,988     18.4
Worldwide               $15,131 $13,363     13.2%



                        Fiscal Six Months Ended
                         July 1,  July 2,   Percent
                          2007     2006     Change

Consumer
U.S.                     $3,191  $2,253     41.6%
International             3,869   2,500     54.8
                          7,060   4,753     48.5

Pharmaceutical
U.S.                      7,894   7,383      6.9
International             4,476   4,053     10.4
                         12,370  11,436      8.2

Medical Devices &
Diagnostics
U.S.                      5,203   5,110      1.8
International             5,535   5,056      9.5
                         10,738  10,166      5.6

U.S.                     16,288  14,746     10.5
International            13,880  11,609     19.6
Worldwide               $30,168 $26,355     14.5%

(1) Export and intersegment sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

(Dollars in Millions)
                       Fiscal Quarters Ended
                     July 1,  July 2,  Percent
                      2007     2006    Change

Consumer              $482    $439   9.8%
Pharmaceutical       2,131   1,697   25.6
Medical Devices &
Diagnostics (1)      1,523   1,435    6.1
  Segments total     4,136   3,571   15.8
Income/(expense)
not allocated to
segments              (105)     32
Worldwide total     $4,031  $3,603  11.9%

                        Fiscal Six Months Ended
                     July 1,  July 2,   Percent
                      2007     2006     Change

Consumer            $1,242    $904  37.4%
Pharmaceutical       4,412   3,624   21.7
Medical Devices &
Diagnostics(2)       2,238   3,595  (37.7)
  Segments total     7,892   8,123   (2.8)
Income/(expense)
not allocated to
segments              (209)     95
Worldwide total     $7,683  $8,218   (6.5)%

(1)Includes $87 million of IPR&D charges related to acquisitions completed in the fiscal second quarter of 2006.

(2)Includes $807 million and $124 million of IPR&D charges related to acquisitions completed in the first fiscal six months of 2007 and first fiscal six months of 2006, respectively. The first fiscal six months of 2006 also includes the gain associated with the Guidant acquisition agreement termination fee, less associated expenses, of $622 million before tax.


SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

                       Fiscal Quarters Ended
                     July 1,  July 2,  Percent
                      2007     2006    Change

U.S.                $8,041  $7,375     9.0%
Europe               3,907   3,295     18.6
Western Hemisphere,
excluding U.S.       1,131     876     29.1
Asia-Pacific,
Africa               2,052   1,817     12.9

Total              $15,131 $13,363     13.2%




                        Fiscal Six Months Ended
                     July 1,  July 2,   Percent
                      2007     2006     Change

U.S.               $16,288 $14,746     10.5%
Europe               7,720   6,366     21.3
Western Hemisphere,
excluding U.S.       2,177   1,698     28.2
Asia-Pacific,
Africa               3,983   3,545     12.4

Total              $30,168 $26,355    14.5%



NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended July 1, 2007 and July 2, 2006.

(Shares in Millions)           Fiscal Quarters Ended

                                 July 1,   July 2,
                                   2007      2006

Basic net earnings per share        $1.06     $0.96
Average shares outstanding -
basic                             2,895.1   2,954.0
Potential shares exercisable
under  stock option plans           201.2     227.5
Less: shares which could be
repurchased under treasury
stock method                       (177.7)   (211.0)
Convertible debt shares               3.9       3.9
Adjusted average shares
outstanding - diluted             2,922.5   2,974.4
Diluted earnings per share          $1.05     $0.95


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million and $1 million for the fiscal second quarters ended
July 1, 2007 and July 2, 2006, respectively.

The diluted earnings per share calculation excluded  67
million and 45 million shares related to options and restricted stock units for the fiscal second quarters ended July 1, 2007 and July 2, 2006, respectively, due to their anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended July 1, 2007 and July 2, 2006.

(Shares in Millions)
                               Fiscal Six Months Ended
                                  July 1,    July 2,
                                   2007       2006

Basic net earnings per share        $1.95     $2.07
Average shares outstanding -
basic                             2,894.8  2,963.0
Potential shares exercisable
under stock option plans            201.4    227.4
Less: shares which could be
repurchased under treasury
stock method                       (175.2)  (211.8)
Convertible debt shares               3.9      3.9
Average shares
outstanding - diluted             2,924.9  2,982.5
Diluted earnings per share          $1.93    $2.05


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $2 million and $2 million for the first fiscal six months ended
July 1, 2007 and July 2, 2006, respectively.

The diluted earnings per share calculation excluded  66
million and 45 million shares related to options and restricted stock units for the first fiscal six months ended July 1, 2007 and July 2, 2006, respectively, due to their anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The total comprehensive income for the first fiscal six
months  ended  July 1, 2007 was $5.9 billion,  compared
with $6.3 billion for the same period a year ago.   The
total   comprehensive  income  for  the  fiscal  second
quarter  ended July 1, 2007 was $3.3 billion,  compared
with  $2.9  billion  for the same period  a  year  ago.
Total  comprehensive income included net earnings,  net
unrealized  currency gains and losses  on  translation,
adjustments  related  to Employee  Benefit  Plans,  net
unrealized gains and losses on securities available for
sale and net gains and losses on derivative instruments
qualifying  and  designated as cash  flow  hedges.  The
following   table   sets  forth   the   components   of
accumulated other comprehensive income.

(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/   Employ  (Losses)    Other
                       Cur.    (Losses) Benefit on Deriv    Comp
                      Trans.   on Sec    Plans  & Hedg      Inc/
                                                           (Loss)


December 31, 2006     $ (158)    61    (2,030)    9      (2,118)
2007 Six Months changes:
 Net change associated
 with current period
 hedging transactions                           (23)
 Net amount reclassed
 to net earnings                                 (4)*
 Net six months changes  144     23        80   (27)       220
July 1, 2007            $(14)    84    (1,950)  (18)    (1,898)




Amounts  in accumulated other comprehensive income  are
presented  net  of  the related  tax  impact.   Foreign
currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes  in  value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES
There were no acquisitions completed during the fiscal second quarter of 2007. During the fiscal first quarter of 2007, the Company acquired Conor Medsystems, Inc.
for  a  purchase price of $1.4 billion in  cash.  Conor
Medsystems, Inc., is a cardiovascular device company, with new drug delivery technology.

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

As  a result of the Guidant acquisition termination the
Company  recorded  the  Guidant  acquisition  agreement
termination  fee,  less associated  expenses,  of  $622
million before tax in other income during the fiscal first quarter of 2006.




NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2007 and 2006 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                                   Fiscal Quarters Ended
                         July 1,    July 2,     July 1,   July 2,
                          2007       2006        2007*     2006

Service cost               $ 134       $136        $33        $19
Interest cost                160        144         37         26
Expected return on
 plan assets                (198)      (177)         0         (1)
Amortization of prior
 service cost                  3          3         (1)        (1)
Recognized actuarial
 losses                       48         64         16         10

Net  periodic benefit cost $ 147       $170        $85        $53

*Includes other post employment benefits as per the adoption of SFAS No. 158.

Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the first fiscal six months of 2007 and 2006 include the following components:



(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                                  Fiscal Six Months Ended
                         July 1,    July 2,     July 1,   July 2,
                          2007       2006        2007      2006

Service cost              $ 269       $262        $70       $37
Interest cost               320        284         74        52
Expected return on
 plan assets               (395)      (350)        (1)       (2)
Amortization of prior
 service cost                 5          6         (3)       (3)
Amortization of net
 transition asset             -          -          -         -
Recognized actuarial
 losses                      95        127          33       20

Net periodic benefit cost $ 294       $329        $173     $104

*Includes other post employment benefits as per the adoption of SFAS No. 158.

Company Contributions
For the fiscal six months ended July 1, 2007, the Company contributed $11 million and $10 million to its U.S. and international retirement plans, respectively.
The Company does not anticipate a minimum statutory funding requirement for its U.S. retirement plans in 2007. International plans will be funded in accordance with local regulations.

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

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA(R), RISPERDAL(R), DURAGESIC(R) and the CHARITE(TM) Artificial Disc. There are approximately 2,400 claimants who have filed lawsuits or made claims regarding injuries allegedly due to ORTHO EVRA(R), 700 claimants with respect to RISPERDAL(R), 250 with respect to CHARITE(TM) and 100 with respect to DURAGESIC(R). These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL(R), the Attorneys General of three states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL(R) prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL(R), civil fines or penalties, punitive damages, or other relief. The
Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL(R). In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL(R), several of which seek certification as class actions.

Numerous claims and lawsuits in the United States relating to the drug PROPULSID(R), withdrawn from general sale by the Company's Janssen Pharmaceutica Inc.
(Janssen) subsidiary in 2000, have been resolved or are currently enrolled in settlement programs with an aggregate cap below $100 million in payments by the Company. Litigation concerning PROPULSID(R) is pending in Canada, where a class action of persons alleging adverse reactions to the drug has been certified.

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

Boston Scientific has brought actions in Belgium and the Netherlands under its Kastenhofer patent to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages.
The hearing in the Belgian case is set for September
2007. A decision by the lower court in the Netherlands in Boston Scientific's favor was reversed on appeal in April 2007. Boston Scientific has filed an appeal to the Dutch Supreme Court.


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

Two-layer      Cordis   Kasten-  Boston Scientific  N.D.  Cal   10/07    02/02
Catheters               hofer    Corp.              Belgium     09/07    12/03
                        Forman


Catheters      Cordis   Fitzmau- Medtronic AVE      E.D. Tex    09/07    06/03
stent delivery          rice
systems


Contact Lenses Vision   Nicolson CIBA  Vision       M.D. Fla.     *      09/03
               Care


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

As noted in the following chart, 30-month stays expired during 2006 and will expire in 2007 or 2008 with respect to ANDA challenges regarding various products:



Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expires

ACIPHEX(R) 20  Eisai      Teva         S.D.N.Y.  03/07   11/03      02/07
mg delay   (for Janssen)  Dr. Reddy's  S.D.N.Y.  03/07   11/03      02/07
release                   Mylan        S.D.N.Y.  03/07   01/04      02/07
tablet

AXERT(R) 6.25  Almirall   Teva         S.D.N.Y.    *     03/06      11/08
and 12.5 mg    Ortho-McNeil
               Neurologics

CONCERTA(R)   McNeil-PPC  Andrx        D.Del.      *     09/05      None
18,27,36
and 54 mg     ALZA
controlled
release tablet

ORTHO TRI CYCLEN(R)
LO           Ortho-McNeil  Barr        D.N.J.       *    10/03      02/06
0.18 mg/
0.025 mg
0.215 mg/
0.025 mg
and 0.25 mg/
0.025 mg

PEPCID
COMPLETE(R)  McNeil-PPC   Perrigo     S.D.N.Y.    02/07  02/05      06/07

RAZADYNE(TM) Janssen      Teva        D.  Del     05/07  07/05      08/08
                          Mylan       D.  Del     05/07  07/05      08/08
                          Dr. Reddy's D.  Del     05/07  07/05      08/08
                          Purepac     D.  Del     05/07  07/05      08/08
                          Barr        D.  Del     05/07  07/05      08/08
                          Par         D.  Del     05/07  07/05      08/08
                       AlphaPharm     D.  Del     05/07  07/05      08/08

RAZADYNE(TM)
ER           Janssen      Barr        D.N.J.        *    06/06      11/08
                          Sandoz      D.N.J.      05/07  07/09

RISPERDAL(R)
Tablets      Janssen      Mylan       D.N.J.      06/06  12/03      05/06
..25, 0.5, 1,
2, 3, 4                   Apotex      D.N.J.        *    06/06      11/08
mg tablets

RISPERDAL(R)
Oral
Solution     Janssen      Apotex      D.N.J.        *    03/06      08/08
1 mg/ml

TOPAMAX(R)   Ortho-McNeil  Mylan      D.N.J.        *    04/04      09/06
25,50,100,
200 mg tablet              Cobalt     D.N.J.        *    10/05      03/08


TOPAMAX(R)
SPRINKLE     Ortho-McNeil  Cobalt     D.N.J.        *    12/05      05/08
15,25 mg                   Mylan
capsule                               D.N.J.        *    10/06      03/09

ULTRACET(R)  Ortho-McNeil  Apotex     N.D. III.     *    07/07      12/09

ULTRAM ER(R) Ortho-McNeil  Par        D. Del.       *    05/07      09/09
100,200 mg
tablet


* Trial date to be established.

Trial in the action against Teva, Dr. Reddy's and Mylan with respect to their ANDA challenges to the patent on ACIPHEX of Eisai Pharmaceutical, Inc., Ortho McNeil
Pharmaceutical's marketing partner, proceeded before the district court in New York in April 2007. On May
11, 2007, the Court held that the ACIPHEX compound patent is enforceable. The Court had previously held that the patent is valid. Teva has appealed both decisions to the Court of Appeals for the Federal
Circuit.

In the action against Mylan and Dr. Reddy's
Laboratories regarding RISPERDAL(R) (risperidone) tablets and M-Tabs, the District Court in New Jersey ruled, on October 13, 2006, that the RISPERDAL(R) patent was valid, enforceable, and infringed by the generic products at issue, and entered an injunction prohibiting Mylan and Dr. Reddy's from marketing their generic risperidone products until a date no earlier than patent expiration in December 2007. Mylan appealed that ruling. On May
11, 2007, the Court of Appeals affirmed the District
Court's judgment of patent validity and enforceability.

In the action against Mylan with respect to the patent on TOPAMAX(R), the District Court in New Jersey, on
October 24, 2006, granted the motion of the Company's subsidiary Ortho-McNeil Pharmaceutical, Inc. (Ortho-
McNeil) for a preliminary injunction barring launch by Mylan of its generic version of TOPAMAX(R). On
February 2, 2007, the District Court granted Ortho-
McNeil's motion for summary judgment dismissing Mylan's claim the patent was obvious, the only remaining issue in the case. The Court entered judgment in the case for Ortho-McNeil, and entered an injunction prohibiting
Mylan from marketing its generic topiramate products until a date no earlier than patent expiration in September 2008. Mylan has appealed this ruling.

In the action against Perrigo regarding a patent for PEPCID COMPLETE(R), the District Court for the Southern
District of New York, on June 5, 2007, held that the patent was invalid as obvious. The Company's subsidiary McNEIL-PPC, Inc. will appeal the decision with its partners, Merck & Co., Inc., and Johnson &
Johnson*Merck Consumer Pharmaceuticals Co.

In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE(R) patent that Janssen licenses from Synaptech, Inc., a four-day non-jury trial was held in the District Court in Delaware in May 2007. The Court has yet to issue its ruling in that action.

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

The MDL Court identified classes of Massachusetts-only private insurers providing "Medi-gap" insurance coverage and private payers for physician-administered drugs where payments were based on AWP ("Class 2" and "Class 3"), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare ("Class 1"). A trial of the two
Massachusetts-only class actions concluded before the MDL Court in December 2006. On June 21, 2007, the MDL
Court issued post-trial rulings, dismissing the Johnson
& Johnson defendants from the case regarding all claims of Classes 2 and 3. The MDL Court subsequently indicated it would dismiss against the Johnson &
Johnson defendants all claims by the Class 1 plaintiffs as well. Trial in the action brought by the Attorney
General of the State of Alabama making allegations related to AWP is set for the first quarter of 2008.
Additional AWP cases brought by various Attorneys
General are expected to be set for trial in 2008.

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

In November 2006, Centocor received a subpoena seeking documents in connection with an investigation being conducted by the Office of the United States Attorney for the Central District of California regarding
Centocor's Average Selling Price (ASP) calculations for
REMICADE(R) under the company's Contract Purchase
Program. Centocor is producing material responsive to the subpoena and cooperating with the investigation.

In February 2007, Johnson & Johnson voluntarily disclosed to the U.S. Department of Justice (DOJ) and the U.S. Securities and Exchange Commission (SEC) that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets have been brought to the attention of the agencies by the Company. The Company has provided and will continue to provide additional information to DOJ and SEC, and will cooperate with the agencies' reviews of these matters.

On March 5, 2007, Cordis Corporation received a letter request for documents from the Committee on Oversight and Government Reform of the U.S. House of Representatives regarding marketing and safety of drug-eluting stents. Cordis is cooperating in responding to the request.

On March 12, 2007, the Company announced that it had received separate subpoenas from the U.S. Attorney's
Office in Philadelphia, the U.S. Attorney's Office in
Boston and the U.S. Attorney's Office in San Francisco.
The subpoenas relate to investigations by these three offices referenced above concerning, respectively, sales and marketing of RISPERDAL(R) by Janssen, TOPAMAX(R) by Ortho-McNeil and NATRECOR(R) by Scios. The subpoenas request information regarding the Company's corporate supervision and oversight of these three subsidiaries, including their sales and marketing of these drugs.
The Company is cooperating in responding to these requests. In addition, the U.S. Attorney's office in Boston has issued subpoenas to several employees of Johnson & Johnson.

On March 21, 2007, the Company received a letter from
the Committee on Energy and Commerce of the U.S. House
of Representatives seeking answers to several questions
regarding marketing and safety of PROCRIT(R), the
erythropoietin product sold by the Company's Ortho-
Biotech subsidiary.   On May 30, 2007, Senator
Grassley, the ranking member of the United States
Senate Committee on Finance, sent the Company a letter seeking information relating to PROCRIT(R). Although there are some differences between the two letters, the Senate request in large measure overlaps with the House request. The Company provided its initial response on July 9, 2007. On May 10, 2007, the New York State
Attorney General issued a subpoena seeking information relating to PROCRIT(R). Like the House and Senate requests, the subpoena asks for materials relating to PROCRIT(R) safety, marketing and pricing. The Company is responding to these requests.

On April 27, 2007, the Company received two subpoenas from the Office of the Attorney General of the State of Delaware. The subpoenas seek documents and information relating to nominal pricing agreements. For purposes of the subpoenas, nominal pricing agreements are defined as agreements under which the Company agreed to provide a pharmaceutical product for less than ten percent of the Average Manufacturer Price for the product. The Company is responding to the subpoenas and will cooperate with the inquiry.

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November
1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs' class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs are seeking to appeal these decisions.

In late December 2005 and early 2006, three purported class actions were filed on behalf of purchasers of endo-mechanical instruments against the Company and its wholly-owned subsidiaries, Ethicon, Inc., Ethicon Endo-
Surgery, Inc., and Johnson & Johnson Health Care
Systems, Inc. These challenge suture and endo-mechanical contracts with Group Purchasing
Organizations and hospitals,in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. These actions have been filed in the Federal District Court for the Central District of California.

In November 2005, Amgen filed suit against Hoffmann-
LaRoche, Inc. in the U.S. District Court for the
District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO.
Amgen licenses EPO for sale in the United States to the Company's Ortho Biotech Inc. subsidiary for non-dialysis indications. Trial in this action will commence in October 2007.

In October 2006, Wyeth, Inc. initiated litigation in
Delaware against Cordis Corporation alleging that Cordis breached the license and supply agreement pursuant to which Wyeth supplies Cordis the drug
Rapamycin which is used in connection with Cordis'
CYPHER(R) Sirolimus-eluting Stent. Cordis has commenced its own action in Delaware seeking a declaration that no breach has occurred.

With respect to all the above matters, the Company and its subsidiaries are vigorously contesting the allegations asserted against them and otherwise pursuing defenses to maximize the prospect of success.
The Company and its subsidiaries involved in these matters continually evaluate their strategies in managing these matters and, where appropriate, pursue settlements and other resolutions where those are in the best interest of the Company.

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

NOTE 12 - SUBSEQUENT EVENT

On July 31, 2007 the Company announced initiatives that are expected to generate pre-tax, annual cost savings of $1.3-$1.6 billion for 2008 in an effort to improve its overall cost structure. The company expects to take associated pre-tax, restructuring charges in the range of $550-$750 million in the second half of 2007.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For  the  first  fiscal six months of  2007,  worldwide
sales  were  $30.2 billion, a total increase  of  14.5%
including  an operational increase of 12.1%  over  2006
first   fiscal  six  months  sales  of  $26.4  billion.
Currency had a positive impact of 2.4% for the  period.
The acquisition of Pfizer Inc.'s Consumer Healthcare business net of related divestitures increased both total sales growth and operational growth by 7.1%.

Sales by U.S. companies were $16.3 billion in the first
fiscal  six  months  of  2007,  which  represented   an
increase  of  10.5%  over the same  period  last  year.
Sales by international companies were $13.9 billion, which represented a total increase of 19.6% including an operational increase of 14.2%, and a positive impact from currency of 5.4% over the first fiscal six months of 2006.

Sales by companies in Europe experienced an increase of
21.3%, including an operational growth of 13.0%  and  a
positive  impact  from  currency  of  8.3%.   Sales  by
companies in the Western Hemisphere, excluding the U.S., experienced total growth of 28.2% including operational growth of 25.5% and a positive impact from currency of 2.7%. Sales by companies in the Asia-
Pacific, Africa region posted sales growth of 12.4%, with operational growth of 10.9% and a positive impact from currency of 1.5%.

For  the fiscal second quarter of 2007, worldwide sales
were  $15.1 billion, a total increase of 13.2%  and  an
operational increase of 10.8%, over 2006 fiscal  second
quarter  sales of $13.4 billion.  Currency fluctuations
positively  impacted sales by 2.4% for the period.  The
acquisition   of  Pfizer  Inc.'s  Consumer   Healthcare
business net of related divestitures increased both total sales growth and operational growth by 7.1%.

Sales by U.S. companies were $8.0 billion in the fiscal
second  quarter of 2007, which represented an  increase
of  9.0%.  Sales by international companies  were  $7.1
billion, which represented a total increase of 18.4%, including an operational increase of 13.0%, and a positive impact from currency of 5.4% over the fiscal second quarter of 2006.

Sales  by  companies  in  Europe  experienced  a  total
increase of 18.6%, with operational growth of 11.0% and
a  positive  impact from currency of  7.6%.   Sales  by
companies  in  the  Western Hemisphere,  excluding  the
U.S.,  experienced  total growth of 29.1%,  operational
growth of 24.1% and a positive impact from currency  of
5.0%.   Sales by companies in the Asia-Pacific,  Africa
region posted sales growth of 12.9%, with operational growth of 11.3% and a positive impact from currency of 1.6%.



Analysis of Sales by Business Segments

Consumer
Consumer  segment sales in the first fiscal six  months
of  2007 were  $7.1 billion, an increase of 48.5%  over
the  same  period a year ago, with 45.4% of operational
growth  and  a positive currency impact of  3.1%.  U.S.
Consumer   segment  sales  increased  by  41.6%   while
international  sales experienced a  total  increase  of
54.8%,  an  operational  increase  of  48.9%,  with   a
positive currency impact of 5.9%.

The acquisition of Pfizer Inc.'s Consumer Healthcare business net of the related divestitures increased total sales growth for the total Consumer Segment by 39.4%.

Major Consumer Franchise Sales - First Fiscal Six Months
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

OTC Pharm & Nutr  $2,463   $1,286    91.5%    89.4%       2.1%
Skin Care          1,521    1,313    15.9     12.7        3.2
Baby & Kids Care     934      827    12.8      8.5        4.3
Women's Health       884      814     8.6      4.8        3.8
Oral Care Products   713      197       *        *        2.0
Other                545      316    72.5     70.1        2.4

Total             $7,060   $4,753    48.5%    45.4%       3.1%

*Percentages greater than 100%


Consumer segment sales in the fiscal second quarter  of
2007 were  $3.6 billion, an increase of 48.6% over  the
same period a year ago with 45.1% of operational growth
and  a  positive currency impact of 3.5%. U.S. Consumer
segment  sales  increased by 41.6% while  international
sales  experienced  a  total  increase  of  54.6%,   an
operational increase of 48.1%, with a positive currency impact of 6.5%.


The acquisition of Pfizer Inc.'s Consumer Healthcare business net of the related divestitures increased total sales growth for the total Consumer Segment by 39.7%.

Major Consumer Franchise Sales - Fiscal Second Quarter
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

OTC Pharm & Nutr  $1,206     $633     90.6%     88.4%     2.2%
Skin Care            757      654     15.8      12.1      3.7%
Baby & Kids Care     487      421     15.6      10.6      5.0
Women's Health       463      415     11.4       7.0      4.4
Oral Care Products   353      104        *         *      2.2
Other                298      171     74.3      71.7      2.6

Total             $3,564   $2,398     48.6%    45.1%      3.5%

*Percentages greater than 100%


The  OTC  Pharmaceuticals  and  Nutritionals  franchise
achieved   operational  growth  of  88.4%.   This   was
attributable to new products from acquisitions, as well as growth for adult analgesics and SPLENDA(R) products.
The impact on OTC Pharmaceuticals and Nutritionals total sales growth due to newly acquired brands from Pfizer Inc. was 71.0% in the fiscal second quarter of 2007.

The Skin Care franchise operational growth of 12.1% was driven by strong performances from the AVEENO(R), and NEUTROGENA(R) product lines as well as the addition of the Pfizer and Group Vendome products. These gains were partially offset by softer sales of Johnson's Adult products. The impact on Skin Care total sales growth due to newly acquired brands from Pfizer Inc. was 5.1% in the fiscal second quarter of 2007.

The  Baby  & Kids Care franchise operational growth  of
10.6%  was  the  result of the strong  performances  of
cleansers,  lotions and creams and hair care  products.
The  impact on Baby & Kids Care total sales growth  due
to   newly   acquired  brands  from  Pfizer  Inc.   and
divestitures related to the acquisition was 1.8% in the fiscal second quarter of 2007.

The   Women's  Health  franchise  achieved  operational
growth of 7.0%, which was attributable to new products related to acquisitions. The impact on Women's Health total sales growth due to newly acquired brands from Pfizer Inc. was 4.9% in the fiscal second quarter of 2007.

The   Oral   Care  franchise  operational  growth   was
attributable to new products from acquisitions such  as
LISTERINE(R) mouthwashes. An operational sales decline  in
the   toothbrush,  floss  and  mouth   fresheners   and
whitening products, was due to new product launches included in the fiscal second quarter of 2006 as well as increased competition in 2007. The impact on Oral
Care total sales growth due to newly acquired brands from Pfizer Inc. and divestitures related to the acquisition was greater than 100%.


Pharmaceutical
Pharmaceutical  segment sales in the first  fiscal  six
months of 2007 were $12.4 billion, a total increase  of
8.2%  over the same period a year ago with 6.2% of this
change  due to operational increases and the  remaining
2.0%  increase  related  to  the  positive  impact   of
currency.   The U.S. Pharmaceutical sales increase  was
6.9%    and   the   total   growth   in   international
Pharmaceutical  sales  was 10.4%,  with  4.7%  of  this
change  due to operational increases and the  remaining
5.7%  increase  related  to  the  positive  impact   of
currency.

Major Pharmaceutical Product Revenues - First Fiscal Six Months
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

Anti-psychotics     $2,315   $2,055  12.7%    10.2%     2.5%
REMICADE(R)          1,600    1,457   9.8      9.8        -
PROCRIT(R)/EPREX(R)  1,575    1,594  (1.2)    (3.6)     2.4
TOPAMAX(R)           1,188      965  23.1     21.8      1.3
LEVAQUIN(R)/FLOXIN(R)  843      744  13.3     13.3        -
ACIPHEX(R)/PARIET(TM)  672      614   9.4      6.3      3.1
DURAGESIC(R)/Fentanyl
 Transdermal           591      661 (10.5)   (13.5)     3.0
CONCERTA(R)            508      452  12.3     10.9      1.4
Hormonal
 Contraceptives        477      501  (4.9)    (6.2)     1.3
Other                2,601    2,393   8.7      5.4      3.3

Total              $12,370  $11,436   8.2%     6.2%     2.0%


Pharmaceutical  segment  sales  in  the  fiscal  second
quarter of 2007 were $6.1 billion, a total increase  of
5.8%  over the same period a year ago with 3.8% of this
change  due to operational increases and the  remaining
2.0%  increase  related  to  the  positive  impact   of
currency. The U.S. Pharmaceutical sales increase was 4.8% and the growth in international Pharmaceutical sales was 7.6%, with 2.0% of this change due to operational increases and the remaining 5.6% increase related to the positive impact of currency.




Major Pharmaceutical Product Revenues - Fiscal Second Quarter
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

Anti-psychotics     $1,137   $1,036  9.7%      7.3%     2.4%
REMICADE(R)            869      777  11.9     11.9        -
PROCRIT(R)/EPREX(R)    758      808  (6.1)    (8.5)     2.4
TOPAMAX(R)             578      495  16.8     15.5      1.3
LEVAQUIN(R)/FLOXIN(R)  364      343   6.1      6.0      0.1
ACIPHEX(R)/PARIET(TM)  336      308   9.1      5.9      3.2
DURAGESIC(R)/Fentanyl
 Transdermal           289      336 (14.1)   (16.8)     2.7
CONCERTA(R)            255      217  17.8     16.3      1.5
Hormonal
 Contraceptives        240      247  (3.2)    (4.6)     1.4
Other                1,323    1,243   6.4      3.0      3.4

Total               $6,149   $5,810  5.8%      3.8%     2.0%


Sales  growth  within the segment  was  led  by  strong
performances   from   TOPAMAX(R) (topiramate),   REMICADE(R)
(infliximab),  CONCERTA(R)  and   RISPERDAL(R)  CONSTA(R)
(risperidone). Generic competition related to DURAGESIC(R) (fentanyl transdermal system) and DITROPAN(R) in the U.S, as well as SPORANOX(R) (itraconazole), DURAGESIC(R) (fentanyl transdermal system) and RISPERDAL oral in certain countries outside the U.S., continue to negatively impact sales during the fiscal second quarter of 2007.

The  anti-psychotic franchise which includes RISPERDAL(R)
oral  (risperidone),  a  medication  that  treats   the
symptoms of schizophrenia and bipolar mania, RISPERDAL(R) CONSTA(R) (risperidone) a long acting injectable and INVEGA(TM) (paliperdone) Extended-Release tablets for the treatment of schizophrenia, achieved operational growth
of  7.3%  in the fiscal second quarter of 2007.   Sales
growth was positively impacted by the U.S. launch of INVEGA(TM) and the global success of RISPERDAL(R) CONSTA(R). The patent for the RISPERDAL(R) compound will expire in the U.S.  and most  major  markets  outside  the U.S. by
December   2007.   In   March,  the  U.S. Food and Drug
Administration (FDA) granted  pediatric  exclusivity
for   RISPERDAL(R),   which  extends   the   marketing
exclusivity in the U.S. for RISPERDAL(R) oral to the end of June 2008. In 2006, worldwide sales of RISPERDAL(R) oral were $3.3 billion and U.S. sales were $2.1. The expiration of a product patent or loss of market exclusivity can result in a significant reduction in sales.

REMICADE(R)  (infliximab), a biologic  approved  for  the
treatment  of  Crohn's disease, ankylosing spondylitis,
psoriasis, psoriatic arthritis, ulcerative colitis  and
use   in   the   treatment  of  rheumatoid   arthritis,
experienced  strong operational growth  of  11.9%  over
prior year fiscal second quarter. This continued growth
was  driven by expanded indications and overall  market
growth.  During  the  fiscal second  quarter  of  2007,
REMICADE(R)   received   approval   from   the   European
Commission  (EU)  for  the  pediatric  Crohn's  disease
indications.   REMICADE(R)   is  experiencing   increased
competition which may negatively impact the future rate of sales growth.

PROCRIT(R) (Epoetin  alfa)  and  EPREX(R) (Epoetin   alfa)
performance  combined had an operational sales  decline
of  8.5%,  as  compared  to prior  year  fiscal  second
quarter. PROCRIT(R) experienced an operational decline of
14.3%  primarily  due to a decline  in  the  market  as
compared  to  prior year fiscal second  quarter,  while
EPREX(R) had operational growth of 2.3%. On July 30, 2007
The  Centers for Medicare and Medicaid (CMS)  issued  a
National    Coverage   Determination    (NCD),    which
significantly   limits  the  future  reimbursement   of
Erythropoiesis Stimulating Agents (ESA's) in oncology in the U.S. In the U.S., Epoetin alfa products are subject to a label change, which may negatively impact future sales. The label for Epoetin alfa products is also under review in jurisdictions outside the U.S.

TOPAMAX(R) (topiramate), which  has  been  approved  for
adjunctive and monotherapy use in epilepsy, as well  as
for    the   prophylactic   treatment   of   migraines,
experienced strong operational growth of 15.5% as compared to prior year fiscal second quarter. The growth in the U.S. was due to continued growth of share in the migraine indication, while outside the U.S.
sales declined slightly on an operational basis due to generic competition in certain markets.

LEVAQUIN(R) (levofloxacin)/FLOXIN(R) achieved operational
growth  of 6.0% over prior year fiscal second  quarter.
This  was primarily due to favorable market growth.  In
March the FDA granted pediatric exclusivity in the U.S.
for LEVAQUIN(R),  which  will  extend   the   marketing
exclusivity by six months to June 2011.

ACIPHEX(R)/PARIET(R) a proton pump inhibitor, achieved operational growth of 5.9% as compared to prior year fiscal second quarter.

DURAGESIC(R)/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 16.8% over the fiscal second quarter of 2006 primarily due to continued generic erosion.

CONCERTA(R) (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 16.3% over the fiscal second quarter of 2006. Although the original
CONCERTA(R) patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA(R). Two parties have filed Abbreviated New Drug
Applications (ANDAs) for generic versions of CONCERTA(R), which are pending and may be approved at any time.

The  hormonal  contraceptive franchise  experienced  an
operational  sales decline of 4.6% primarily  resulting
from  generic competition in oral contraceptives. ORTHO
EVRA(R)(norelgestromin/ethinyl estradiol), the   first
contraceptive patch approved by the FDA, experienced a decline in sales as a result of labeling changes and negative media coverage concerning product safety. This was partially offset by growth in ORTHO TRI-CYCLEN(R)
LO (norgestimate/ethinyl estradiol), a low dose oral contraceptive.

Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment sales  in  the
first fiscal six months of 2007 were $10.7 billion,  an
increase of 5.6% over the same period a year ago,  with
3.2%  of  this change due to operational increases  and
the  remaining  2.4% increase related to  the  positive
impact  of  currency.   The U.S.  Medical  Devices  and
Diagnostics sales increase was 1.8% and the growth in international Medical Devices and Diagnostics sales was 9.5%, which included operational increases of 4.6% and an increase of 4.9% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales -
Fiscal Six Months
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

DEPUY(R)          $2,292   $2,074     10.5%     7.7%     2.8%
ETHICON ENDO-
 SURGERY(R)        1,848    1,651     11.9      9.0      2.9
CORDIS(R)          1,780    2,143    (16.9)   (18.3)     1.4
ETHICON(R)         1,771    1,590     11.4      7.8      3.6
LIFESCAN(R)        1,145    1,027     11.6      8.6      3.0
Vision Care        1,066      915     16.4     15.7      0.7
ORTHO-CLINICAL
 DIAGNOSTICS(R)      799      738      8.2      6.0      2.2
Other                 37       28     32.1     31.4      0.7

Total            $10,738  $10,166      5.6%     3.2%     2.4%


Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2007 were $5.4 billion, an increase of 5.1% over the same period a year ago, with 2.8% of this change due to operational growth and the remaining 2.3% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 1.1% and the growth in international
Medical Devices and Diagnostics sales was 9.1%, which included operational growth of 4.4% and an increase of 4.7% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales
Fiscal Second Quarter
(Dollars in Millions)

                  July 1,  July 2,   Total  Operations  Currency
                   2007     2006     Change   Change     Change

DEPUY(R)          $1,135   $1,035     9.7%      7.0%     2.7%
ETHICON ENDO-
 SURGERY(R)          957      857    11.7       8.9      2.8
ETHICON(R)           901      816    10.4       6.7      3.7
CORDIS(R)            852    1,068  (20.3)     (21.6)     1.3
LIFESCAN(R)          596      522   14.2       11.2      3.0
Vision Care          553      474   16.5       16.3      0.2
ORTHO-CLINICAL
 DIAGNOSTICS(R)      406      368   10.3        8.1      2.2
Other                 18       15   20.0       19.4      0.6

Total             $5,418   $5,155    5.1%       2.8%     2.3%



The DePuy franchise's operational growth of 7.0% over the same period a year ago was primarily due to DePuy's orthopaedic joint reconstruction products including the hip and knee product lines. Strong performance was also achieved in Mitek sports medicine products.

The Ethicon Endo-Surgery franchise achieved operational
growth of 8.9% over prior year fiscal second quarter. A
major  contributor of growth continues to be endocutter
sales,   which  include  products  used  in  performing
bariatric procedures for the treatment of obesity, an important focus area for the franchise. Additionally, strong results were achieved with the continued success of the HARMONIC ACE(R), an ultrasonic cutting and coagulating surgical device.

Ethicon worldwide sales grew operationally by 6.7% from the same period in the prior year, resulting from strong growth in the hemostasis, biosurgicals and meshes and women's health product lines.

The  Cordis franchise experienced an operational  sales
decline  of  21.6%  over the fiscal second  quarter  of
2006.  These  results were impacted by lower  sales  of
CYPHER(R) Sirolimus-eluting  Coronary  Stent   due   to
increased  competition in Europe and Japan as  well  as
global  contraction  of the drug-eluting  stent  market
following  reports of a potential risk  of  late  stent
thrombosis  associated  with the  use  of  drug-eluting
stents.  These results were partially offset by  strong
sales growth achieved by the Biosense Webster business.
The   growth  of  the  Biosense  Webster  business  was
primarily driven by the sales of AcuNav(TM)  Ultrasound
Catheters.

On  June 13, 2007 the U.S. Food and Drug Administration
(FDA)  notified Cordis that all items outlined  in  the
Warning  Letters  received  in  April  and  July   2004
regarding Good Manufacturing Practice regulations and Good Clinical Practice regulations have been resolved.

The LifeScan franchise achieved operational growth of 11.2% over the fiscal second quarter of 2006 reflecting the continued success of the ULTRA(R) product lines. An additional contributor was the growth of the Animas business, driven by new product launches.

The Vision Care franchise operational sales growth of 16.3% was led by the continued global success of ACUVUE(R) OASYS(TM), ACUVUE(R) ADVANCE(TM) Brand Contact
Lenses for Astigmatism and the 1-DAY ACUVUE(R) product lines.

The   Ortho-Clinical  Diagnostics  franchise   achieved
operational growth of 8.1% over the fiscal second quarter of 2006. The Immunohematology product line was a major contributor in the U.S., as well as the continued growth of the Chagas screening assay in the U.S.

Cost of Products Sold and Selling, Marketing and
Administrative Expenses
Consolidated costs of products sold for the first fiscal six months of 2007 increased to 29.0% from 28.1% of sales as compared to the same period a year ago.
The cost of products sold for the fiscal second quarter of 2007 increased to 28.8% from 28.3% of sales in the same period a year ago. The increase was due to the impact of newly acquired consumer brands partially offset by cost improvements primarily in the Medical
Devices and Diagnostics segment.

Consolidated   selling,  marketing  and  administrative
expenses  for  the  first fiscal  six  months  of  2007
increased  0.5%  over  the  same  period  a  year  ago.
Consolidated   selling,  marketing  and  administrative
expenses as a percent to sales for the first fiscal six
months  of  2007 were 32.5% versus 32.0% for  the  same
period a year ago. Consolidated selling, marketing  and
administrative  expenses for the fiscal second  quarter
of 2007 increased 0.7% over the same period a year ago.
As  a percent to sales, consolidated selling, marketing
and administrative expenses were 33.3% versus 32.6% for
the  same period a year ago. Increases in the quarterly
and six month periods were attributable to the addition
of  the  newly acquired consumer brands to the  mix  of
businesses   partially   offset   by   continued   cost
containment efforts primarily in the Pharmaceutical business.

Research & Development
Research activities represent a significant part of the
Company's business.  These expenditures relate  to  the
development  of new products, improvement  of  existing
products,  technical support of products and compliance
with governmental regulations for the protection of the
consumer.  Worldwide costs of research activities,  for
the   first  fiscal  six  months  of  2007  were   $3.5
billion,  an  increase of 4.7% over the same  period  a
year  ago.    Research and development spending in  the
fiscal  second  quarter of 2007 was  $1.9  billion,  an
increase  of  2.1%  over the fiscal second  quarter  of
2006. As a percent to sales, the level of research  and
development  spending decreased  for  both  the  fiscal
second quarter and the first fiscal six months of  2007
as compared to the same period a year ago. The decrease
as  compared to 2006 was primarily due to the inclusion
in  2006 of the $165 million up front payment to Vertex
Pharmaceuticals   for  the  rights   to   develop   and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions, including Europe. An additional contributing factor to the decrease as a percent to sales in research and development was the change in the mix of businesses with the inclusion of the newly acquired consumer products.


In-Process Research & Development(IPR&D)
In the fiscal second quarter of 2007, the Company had no IPR&D charges. In the fiscal second quarter of 2006, the Company recorded IPR&D charges of $87 million before tax, with no tax benefit, related to the acquisition of Vascular Control Systems, Inc.

Other (Income) Expense, Net
Other   (income) expense, net is the account where  the
Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, minority interests, litigation settlements, as well as royalty income. As a percent to sales, other
(income) expense, net for the fiscal second quarter of 2007 was similar to the fiscal second quarter of 2006.
The unfavorable change in other (income) expense, net for the first fiscal six months of 2007 as compared to the same period a year ago was $471 million. This was primarily due to the net gain of $175 million before tax related to the divestiture of certain brands recorded in the fiscal first quarter of 2007, as compared to the same period a year ago, which included a gain of $622 million recorded for the Guidant acquisition agreement termination fee, less associated expenses.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2007 was 17.6% versus 19.0% over the same period a year ago.
Operating profit as a percent to sales in the fiscal second quarter of 2007 was 13.5% versus 18.3% over the same period a year ago. This decrease was related to integration costs and other operating expenses related to newly acquired products.

Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent to sales in the first fiscal six months of 2007
was 35.7% versus 31.7% over the same period a year ago.
Operating  profit as a percent to sales in  the  fiscal
second quarter of 2007 was 34.7% versus 29.2% over  the
same  period  a  year ago.  For both periods  in  2007,
operating  profit margin improved, as compared  to  the
same  periods a year ago. This was due to the inclusion
of   the  $165  million  up  front  payment  to  Vertex
Pharmaceuticals   for  the  rights   to   develop   and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions in the fiscal second quarter of 2006 as well as cost containment efforts in selling, marketing and administrative expenses in the first fiscal six months of 2007.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent to sales in the  first
fiscal  six months of 2007 was 20.8% versus 35.4%  over
the  same  period a year ago.  Operating  profit  as  a
percent  to sales in the fiscal second quarter of  2007
was 28.1% versus 27.8% over the same period a year ago.
The  primary  driver of the decline  in  the  operating
profit  margin  in the Medical Devices and  Diagnostics
segment for the fiscal six months over the same  period
a year ago was the acquisition related IPR&D charges of
$807  million incurred during the fiscal six months  of
2007 versus $124 million incurred during the fiscal six
months  of 2006. Partially offsetting this decline  was
the  impact of cost improvements in cost of goods sold.
Additionally,  the  first fiscal  six  months  of  2006
included   the   gain  associated  with   the   Guidant
acquisition agreement termination fee, less associated expenses, of $622 million before tax.

Interest (Income) Expense
Interest income decreased in both the first fiscal six months and fiscal second quarter of 2007 as compared to the same periods a year ago. The cash balance, which included marketable securities, was $6.0 billion at the end of the fiscal second quarter of 2007. This was a decrease of $8.7 billion from the same period a year ago. The decline was primarily due to acquisition activity and the stock repurchase program during the fiscal year 2006.

Interest expense increased in both the first fiscal six months and fiscal second quarter of 2007 as compared to the same periods a year ago, resulting from a higher debt position. This was due to acquisition activity and the stock repurchase program during the fiscal year
2006.


Provision For Taxes on Income
The  worldwide effective income tax rates for the first
fiscal  six  months  of 2007 and 2006  were  26.4%  and
25.5%,  respectively, an increase in the effective  tax
rate  of  0.9%.  This was primarily due  to  the  IPR&D
charge  of  $807 million recorded in the  fiscal  first
quarter  of  2007,  which  was non-deductible  for  tax
purposes. This unfavorable change was partially  offset
by   increases   in  taxable  income   in   lower   tax
jurisdictions relative to taxable income in higher tax jurisdictions along with the impact of the Research and Development tax credit, which was not in effect in the first fiscal nine months of 2006.

The  tax  rate for the first fiscal six months of  2006
benefited  from  a reversal of tax allowances  of  $134
million associated with the Tibotec business. This 2006 benefit was offset by 2006 acquisition-related IPR&D charges of $124 million, for which there was a minimal tax benefit and a high tax rate related to the gain of $622 million before tax associated with the Guidant acquisition agreement termination fee.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including  working  capital, capital expenditures,  and
acquisitions. In the first fiscal six months  of  2007,
cash flow from operations was $6.7 billion, an increase
of  $0.9 billion over the same period a year ago.  This
increase  was  primarily due  to  the  change  of  $0.5
billion in accounts payable and accrued liabilities  as
well  as  a  decrease  in accounts receivable  of  $0.3
billion  versus the same period a year  ago.  Net  cash
used  by  investing activities increased by $.3 billion
primarily  due to a $0.2 billion increase  in  proceeds
from   the   disposal  of  assets.  This  is   due   to
divestitures  related  to the acquisition  of  Consumer
Healthcare  business of Pfizer Inc. Net  cash  used  by
financing   activities  decreased   by   $2.3   billion
primarily  due  to  a  $2.2  billion  decrease  in  the
repurchase of common stock over the same period a  year
ago.  During the first fiscal six months of  2006  $2.7
billion  was utilized for the stock repurchase program.
Cash   and  current  marketable  securities  were  $6.0
billion at the end of the fiscal second quarter of 2007 as compared with $14.7 billion at fiscal second quarter of 2006, a decrease of $8.7 billion, which was due to acquisition activity and the 2006 stock repurchase program.

On July 9, 2007, the Company announced that its Board of Directors has approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company's common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to fund the share repurchase program through a combination of available cash and debt. The Company does not expect its triple-A credit rating to be effected by the share repurchase program.

Dividends
On April 26, 2007, the Board of Directors declared a regular cash dividend of $0.415 per share, payable on June 12, 2007 to shareholders of record as of May 29, 2007. This represented an increase of 10.7% in the quarterly dividend rate and was the 45th consecutive year of cash dividend increases.

On July 16, 2007, the Board of Directors declared a regular cash dividend of $0.415 per share, payable on September 11, 2007 to shareholders of record as of August 28, 2007.

The Company expects to continue the practice of paying regular cash dividends.


OTHER INFORMATION
New Accounting Standards
In September 2006, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards No 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

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

In  February 2007, the FASB issued Statement  No.  159,
Fair  Value  Option for Financial Assets and  Financial
Liabilities, which permits an entity to measure certain
financial  assets  and financial  liabilities  at  fair
value. Statement 159 is effective for fiscal year  2008
but  early  adoption  is  permitted.  The  Company   is
currently   in   the   process   of   evaluating   this
pronouncement  and the impact of the adoption  of  FASB
159 would have on its results of operations, cash flows and financial position.

EITF  Issue 07-3: Accounting for Nonrefundable  Advance
Payments  for  Goods or Services Received  for  Use  in
Future Research and Development Activities. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 is not expected to have a significant impact on the Company's results of operations, cash flows and financial position.


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

The   Company   also   operates   in   an   environment
increasingly  hostile to intellectual property  rights.
Generic  drug  firms  have filed Abbreviated  New  Drug
Applications seeking to market generic forms of most of
the  Company's  key pharmaceutical products,  prior  to
expiration  of  the applicable patents  covering  those
products. In the event the Company is not successful in
defending  a lawsuit resulting from an Abbreviated  New
Drug  Application filing, the generic firms  will  then
introduce  generic  versions of the product  at  issue,
resulting in very substantial market share and  revenue
losses.  For further information see the discussion  on
"Litigation  Against  Filers of  Abbreviated  New  Drug
Applications" included in Item 1. Financial  Statements
(unaudited)-    Notes    to   Consolidated    Financial
Statements, Note 11.

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

Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The information called for by this item is incorporated
herein by reference to Note 11 included in Part I, Item
1,   Financial  Statements  (unaudited)  -   Notes   to
Consolidated Financial Statements.


Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and
Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2007. Common Stock purchases on the open market are made as part of a systematic plan to meet the Company's compensation programs.


                             Total            Average
                             Number of        Price
                             Shares           Paid per
         Fiscal Month        Purchased        Share

         April 2, 2007
         through
         April 29,2007
         2007                759,900           $64.28

         April 30, 2007
         through
         May 27, 2007      3,508,300           $63.07

         May 28, 2007
         through
         July 1, 2007      2,788,400           $62.41

         Total             7,056,600           $62.94


On July 9, 2007, the Company announced that its Board of Directors has approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company's common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to fund the share repurchase program through a combination of available cash and debt. The Company does not expect its triple-A credit rating to be effected by the share repurchase program.


Item 4 - Submission of Matters to a Vote of Security
Holders

(a) The annual meeting of the shareholders of the Company was held on April 26, 2007.

(b) Election of the directors is set forth in (c) below.

(c) The shareholders elected all the Company's nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered accounting firm for the fiscal year 2007.
The shareholders did not approve the shareholder proposal on majority voting requirements for director nominees or the shareholder proposal on the Supplemental Retirement Plan.

1.   Election of Directors:

                   Shares For*    Shares Withheld

M. S. Coleman    2,466,892,805      66,572,007
J. G. Cullen     2,448,973,367      84,491,445
M. M. E. Johns   2,466,990,283      66,474,529
A. G. Langbo     2,450,076,051      83,388,761
S. L. Lindquist  2,468,186,923      65,277,889
L. F. Mullin     2,465,217,964      68,246,848
C. A. Poon       2,451,698,460      81,766,352
C. Prince        2,378,580,307     154,884,505
S. S Reinemund   2,468,193,021      65,271,791
D. Satcher       2,467,154,212      66,310,600
W. C. Weldon     2,448,815,553      84,649,259

*Includes 532,746,949 broker non-votes

2.   Ratification of Appointment of
     PricewaterhouseCoopers LLP:

     For*            2,461,102,118
     Against            45,531,421
     Abstain            26,831,273

     *Includes 532,746,949 broker non-votes

3.    Shareholder proposal on majority voting
      requirements for director nominees:

      For                881,161,926
      Against          1,083,580,571
      Abstain             35,975,366
      Broker Non-vote    532,746,949


4 .   Proposal on Supplemental Retirement Plan:

      For                645,742,277
      Against          1,314,642,129
      Abstain             40,333,457
      Broker Non-vote    532,746,949


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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  August 8, 2007           By /s/ D. J. CARUSO
                                   D. J. CARUSO
                                   Vice President, Finance;
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  August 8, 2007           By /s/ S. J. COSGROVE
                                  S. J. COSGROVE
                                  Controller
                                  (Principal Accounting Officer)