Form 10-Q
period 2007-09-30
JOHNSON & JOHNSON
filed 2007-11-06
CIK 200406

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934
      for the quarterly period ended September 30, 2007

                          or

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

     On October 28, 2007 2,861,749,911 shares of Common
Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES


                         TABLE OF CONTENTS

Part I - Financial Information                     Page No.

Item 1.  Financial Statements (unaudited)

 Consolidated Balance Sheets -
   September 30, 2007 and December 31, 2006            3


 Consolidated Statements of Earnings for the Fiscal
   Third Quarters Ended September 30, 2007 and
   October 1, 2006                                     5


 Consolidated Statements of Earnings for the Fiscal
   Nine Months Ended September 30, 2007 and
   October 1, 2006                                     6

 Consolidated Statements of Cash Flows for the Fiscal
   Nine Months Ended September 30, 2007 and
   October 1, 2006                                     7

 Notes to Consolidated Financial Statements            9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results
        of Operations                                 30


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                             44

Item 4. Controls and Procedures                       44


Part II - Other Information

Item 1 - Legal Proceedings                            45

Item 2 - Unregistered Sales of Equity Securities
           and Use of Proceeds                        45

Item 6 - Exhibits                                     46

  Signatures                                          47








Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS



          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

                             ASSETS

                                   September 30,     December 31,
                                        2007              2006
Current Assets:
Cash & cash equivalents                 $6,640           $4,083

Marketable securities                    1,680                1

Accounts receivable, trade,
less allowances for doubtful
accounts
$181 (2006, $154)                        9,384            8,712

Inventories (Note 4)                     5,414            4,889

Deferred taxes on income                 2,594            2,094

Prepaid expenses and other
receivables                              3,229            3,196

     Total current assets               28,941           22,975

Marketable securities, non-
current                                      8               16

Property, plant and equipment
at cost                                 25,699           24,028

Less: accumulated
depreciation                          (12,086)         (10,984)

Property, plant and
equipment, net                          13,613           13,044

Intangible assets, net (Note 5)         15,468           15,348

Goodwill, net (Note 5)                  14,040           13,340

Deferred taxes on income                 3,808            3,210

Other assets                             2,787            2,623

     Total Assets                      $78,665          $70,556



    See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY
                                    September 30,     December 31,
                                         2007              2006
Current Liabilities:
Loans and notes payable                 $3,264           $4,579

Accounts payable                         5,963            5,691

Accrued liabilities                      5,076            4,587

Accrued rebates, returns and
promotions                               2,519            2,189

Accrued salaries, wages and
commissions                              1,474            1,391

Accrued taxes on income                  1,032              724

     Total current liabilities          19,328           19,161

Long-term debt                           4,633            2,014

Deferred taxes on income                 1,386            1,319

Employee related obligations             6,082            5,584

Other liabilities                        3,663            3,160

     Total liabilities                  35,092           31,238

Shareholders' Equity:

Common stock - par value
$1.00 per share (authorized
4,320,000,000 shares; issued
3,119,842,000 shares)                    3,120            3,120

Accumulated other
comprehensive income (Note 8)           (1,534)          (2,118)

Retained earnings                       54,197           49,290

Less: common stock held in
treasury, at cost
(246,836,000 and 226,612,000
shares)                                 12,210           10,974

     Total shareholders' equity         43,573           39,318

     Total liabilities and
     shareholders' equity              $78,665          $70,556


    See Notes to Consolidated Financial Statements

          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share figures)


                              Fiscal Quarters Ended
                        Sept. 30,  Percent  Oct. 1, Percent
                          2007       to      2006     to
                                    Sales            Sales


Sales to customers
(Note 6)                  $14,970   100.0% $13,287    100.0%

Cost of products sold       4,274    28.5    3,650     27.5

Gross profit               10,696    71.5    9,637     72.5

Selling, marketing and
administrative expenses     4,899    32.7    4,291     32.3

Research & development
expense                     1,834    12.3    1,719     12.9

In-process research &
development                     -       -      115      0.9

Restructuring (Note 11)       745     5.0        -        -

Interest income              (134)   (0.9)    (207)    (1.6)

Interest expense, net
of portion capitalized         82     0.6       13      0.1

Other expense (income),
net                             2       -       45      0.3

Earnings before
provision for taxes on
income                      3,268    21.8    3,661     27.6

Provision for taxes on
income (Note 3)               720     4.8      901      6.8

NET EARNINGS               $2,548    17.0%  $2,760     20.8%

NET EARNINGS PER SHARE
Basic                       $0.88            $0.95
Diluted                     $0.88            $0.94

CASH DIVIDENDS PER SHARE   $0.415           $0.375

AVG. SHARES OUTSTANDING
Basic                     2,887.7          2,920.0
Diluted                   2,912.9          2,948.1



         See Notes to Consolidated Financial Statements

          JOHNSON & JOHNSON AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; dollars & shares in millions
               except per share figures)


                             Fiscal Nine Months Ended
                        Sept. 30,  Percent Oct. 1, Percent
                          2007       to     2006     to
                                   Sales           Sales


Sales to customers
(Note 6)                  $45,138   100.0% $39,642    100.0%

Cost of products sold      13,017    28.8   11,050     27.9

Gross profit               32,121    71.2   28,592     72.1

Selling, marketing and
administrative expenses    14,730    32.6   12,737     32.1

Research & development
expense                     5,352    11.9    5,079     12.8

In-process research &
development                   807     1.8      239      0.6

Restructuring (Note 11)       745     1.7        -        -

Interest income              (324)   (0.7)    (613)    (1.5)

Interest expense, net
of portion capitalized        203     0.4       42      0.1

Other income, net            (343)   (0.8)    (771)    (2.0)

Earnings before
provision for taxes on
income                     10,951    24.3   11,879     30.0

Provision for taxes on
income (Note 3)             2,749     6.1    2,994      7.6

NET EARNINGS               $8,202    18.2%  $8,885     22.4%
`
NET EARNINGS PER SHARE
Basic                       $2.84            $3.01
Diluted                     $2.81            $2.99

CASH DIVIDENDS PER SHARE   $1.205            $1.08

AVG. SHARES OUTSTANDING
Basic                     2,892.0          2,948.7
Diluted                   2,919.3          2,971.3


         See Notes to Consolidated Financial Statements




          JOHNSON & JOHNSON AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited; Dollars in Millions)


                                 Fiscal Nine Months Ended
                                    September 30,     October 1,
                                         2007            2006
CASH FLOW FROM OPERATING
ACTIVITIES
Net earnings                            $8,202         $8,885
Adjustment to reconcile net
earnings to cash flow:
 Depreciation and
amortization of property
and intangibles                          1,902          1,606
 Stock based compensation                  537            511
 Purchased in-process
research and development                   807            239
 Deferred tax provision                   (900)          (681)
 Accounts receivable allowances             13            (16)
Changes in assets and
liabilities, net of effects
from acquisitions:
 Increase in accounts receivable          (407)          (714)
 Increase in inventories                  (309)          (339)
 Increase/(Decrease) in accounts
payable and accrued liabilities            933           (398)
 (Increase)/Decrease in other
current and non-current assets          (1,007)            79
 Increase in other current
and non-current liabilities              1,154            793

NET CASH FLOWS FROM OPERATING
ACTIVITIES                              10,925          9,965

CASH FLOWS FROM INVESTING
ACTIVITIES
Additions to property, plant
and equipment                           (1,704)        (1,607)
Proceeds from the disposal of assets       214              2
Acquisitions, net of cash acquired      (1,378)        (1,377)
Purchases of marketable securities      (8,475)          (452)
Sales of marketable securities           6,706            324
Other (primarily intangibles)             (101)          (124)

NET CASH USED BY INVESTING
ACTIVITIES                              (4,738)        (3,234)

CASH FLOWS FROM FINANCING
ACTIVITIES
Dividends to shareholders               (3,486)        (3,182)
Repurchase of common stock              (2,581)        (5,371)
Proceeds from short-term debt           20,124            599
Retirement of short-term debt          (21,461)        (1,139)
Proceeds from long-term debt             2,605              1
Retirement of long-term debt              (12)           (12)
Proceeds from the exercise of stock
options/excess tax benefits               961            692
NET CASH USED BY FINANCING
ACTIVITIES                              (3,850)        (8,412)

Effect of exchange rate
changes on cash and cash
equivalents                                220            117
Increase/(Decrease) in cash
and cash equivalents                     2,557         (1,564)
Cash and Cash equivalents,
beginning of period                      4,083         16,055

CASH AND CASH EQUIVALENTS,
END OF PERIOD                           $6,640        $14,491

Acquisitions
Fair value of assets acquired           $1,609         $1,627
Fair value of liabilities assumed         (231)          (250)

Net cash paid for
acquisitions                            $1,378         $1,377





    See Notes to Consolidated Financial Statements






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The   accompanying unaudited interim financial
statements  and  related  notes  should  be   read   in
conjunction with the Consolidated Financial Statements of Johnson & Johnson and Subsidiaries (the "Company") and related notes as contained in the Company's Annual
Report  on Form 10-K for the fiscal year ended December
31, 2006. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments except for the restructuring charge in note 11) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

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

As  of September 30, 2007, the balance of deferred  net
losses  on  derivatives included in  accumulated  other
comprehensive  income was $118 million  after-tax.  For
additional information, see Note 8. The Company expects
that   substantially  all  of  this  amount   will   be
reclassified into earnings over the next 12 months as a
result of transactions that are expected to occur  over
that period. The amount ultimately realized in earnings
will  differ as foreign exchange rates change. Realized
gains  and  losses are ultimately determined by  actual
exchange   rates   at  maturity  of   the   derivative.
Transactions with third parties will cause  the  amount
in accumulated other comprehensive income to affect net
earnings.  The  maximum length of time over  which  the
Company is hedging is 18 months.  The Company also uses
currency   swaps  to  manage  currency  risk  primarily
related to borrowings, which may exceed 18 months.

For  the fiscal third quarters ended September 30, 2007
and  October  1,  2006, the net impact of  the  hedges'
ineffectiveness, transactions not qualifying for  hedge
accounting  and  discontinuance  of  hedges,   to   the
Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated
Other Comprehensive Income.


NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal nine months of 2007 and 2006 were 25.1% and 25.2%, respectively, a decrease of 0.1%. This was primarily due to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions and the Research and Development
(R&D) tax credit, which was not in effect in the first fiscal nine months of 2006. This was partially offset by higher IPR&D charges recorded in the fiscal nine months of 2007 versus 2006, which was non-deductible for tax purposes. The tax rate for the first fiscal nine months of 2006 benefited from a reversal of deferred tax valuation allowances associated with the Tibotec business.

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


NOTE 4 - INVENTORIES
(Dollars in Millions)

                             September 30,    December 31,
                                  2007            2006
Raw materials and supplies         $891            $980
Goods in process                  1,887           1,253
Finished goods                    2,636           2,656
Total                            $5,414          $4,889

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







(Dollars in Millions)

                                  September 30,   December 31,
                                       2007           2006

Trademarks (non-amortizable)          $6,754         $6,609
Less accumulated amortization            144            134
Trademarks (non-amortizable)-net       6,610          6,475

Patents and trademarks                 5,394          5,282
Less accumulated amortization          1,994          1,695
Patents and trademarks - net           3,400          3,587

Other amortizable intangibles          7,303          6,923
Less accumulated amortization          1,845          1,637
Other intangibles - net                5,458          5,286

Total intangible assets - gross       19,451         18,814
Less accumulated amortization          3,983          3,466
Total intangible assets - net         15,468         15,348

Goodwill - gross                      14,777         14,075
Less accumulated amortization            737            735
Goodwill - net                       $14,040        $13,340

Goodwill as of September 30, 2007 as allocated by segment of business is as follows:

(Dollars in Millions)
                      Consumer   Pharm  Med Dev  Total
                                         & Diag
Goodwill, net of
accumulated
amortization at
December 31, 2006       $7,866    $902   $4,572 $13,340
Acquisitions                 3       -      439     442
Translation & Other        241      16        1     258
Goodwill as of
September 30, 2007      $8,110    $918   $5,012 $14,040


The  weighted average amortization periods for  patents
and trademarks and other intangible assets are 15 years
and  27  years, respectively.  The amortization expense
of  amortizable intangible assets for the  fiscal  nine
months  ended September 30, 2007 was $556  million  and
the   estimated  amortization  expense  for  the   five
succeeding years approximates $740 million, per year.







NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS


SALES BY SEGMENT OF BUSINESS (1)
(Dollars in Millions)

                          Fiscal Quarters Ended
                         Sept. 30, Oct. 1,  Percent
                           2007     2006     Change

Consumer
U.S.                      $1,591  $1,138     39.8%
International              2,032   1,318     54.2
Worldwide                  3,623   2,456     47.5

Pharmaceutical
U.S.                       3,765   3,841     (2.0)
International              2,334   2,040     14.4
Worldwide                  6,099   5,881      3.7

Medical Devices &
Diagnostics
U.S.                       2,569   2,509      2.4
International              2,679   2,441      9.8
Worldwide                  5,248   4,950      6.0

U.S.                       7,925   7,488      5.8
International              7,045   5,799     21.5
Worldwide                $14,970 $13,287     12.7%



                        Fiscal Nine Months Ended
                         Sept. 30, Oct. 1,  Percent
                           2007     2006     Change

Consumer
U.S.                      $4,782   $3,391    41.0%
International              5,901    3,818    54.6
Worldwide                 10,683    7,209    48.2

Pharmaceutical
U.S.                      11,659   11,224     3.9
International              6,810    6,093    11.8
Worldwide                 18,469   17,317     6.7

Medical Devices &
Diagnostics
U.S.                       7,772    7,619     2.0
International              8,214    7,497     9.6
Worldwide                 15,986   15,116     5.8

U.S.                      24,213   22,234     8.9
International             20,925   17,408    20.2
Worldwide                $45,138  $39,642   13.9%

(1) Export and intersegment sales are not significant.


OPERATING PROFIT BY SEGMENT OF BUSINESS
(Dollars in Millions)
                           Fiscal Quarters Ended
                         Sept. 30, Oct. 1, Percent
                           2007     2006   Change

Consumer (1)               $586     $455    28.8%
Pharmaceutical(2)         1,594    1,814   (12.1)
Medical Devices &         1,140    1,339   (14.9)
Diagnostics (3)
  Segments total          3,320    3,608    (8.0)
Income/(expense) not
allocated to
segments (4)                (52)      53
Worldwide total          $3,268   $3,661   (10.7)%


                         Fiscal Nine Months Ended
                       Sept. 30, Oct. 1, Percent
                         2007     2006   Change

Consumer (5)             $1,828   $1,359   34.5%
Pharmaceutical (6)        6,006    5,438   10.4
Medical Devices &         3,378    4,934  (31.5)
Diagnostics(7)
  Segments total         11,212   11,731   (4.4)
Income/(expense) not
allocated to
segments (4)               (261)     148
Worldwide total         $10,951  $11,879   (7.8)%

(1)Includes restructuring charges of $15 million recorded in the fiscal third quarter of 2007.
(2)Includes restructuring charges of $429 million recorded in the fiscal third quarter of 2007.
(3)Includes restructuring charges of $301 million recorded in the fiscal third quarter of 2007.
Also includes $115 million of IPR&D charges related to acquisitions completed in the fiscal third quarter of 2006.
(4)Amounts not allocated to segments include interest income/(expense), minority interest and general corporate income/(expense).
(5)Includes restructuring charges of $15 million recorded in the first fiscal nine months of 2007.
(6)Includes restructuring charges of $429 million recorded in the first fiscal nine months of 2007.
(7)Includes restructuring charges of $301 million recorded in the first fiscal nine months of 2007.
Includes $807 million and $239 million of IPR&D charges related to acquisitions completed in the first fiscal nine months of 2007 and first fiscal nine months of 2006, respectively. The first fiscal nine months of 2006 also includes the gain associated with the Guidant acquisition agreement termination fee, less associated expenses, of $622 million before tax.




SALES BY GEOGRAPHIC AREA
(Dollars in Millions)


                      Fiscal Quarters Ended
                    Sept. 30, Oct. 1,  Percent
                      2007     2006     Change

U.S.                 $7,925  $7,488     5.8%
Europe                3,765   3,098    21.5
Western Hemisphere,
excluding U.S.        1,195     901    32.6
Asia-Pacific,
Africa                2,085   1,800    15.8

Total               $14,970 $13,287    12.7%


                      Fiscal Nine Months Ended
                    Sept. 30, Oct. 1,  Percent
                      2007     2006     Change

U.S.                $24,213 $22,234     8.9%
Europe               11,485   9,464    21.4
Western Hemisphere,
excluding U.S.        3,372   2,599    29.7
Asia-Pacific,
Africa                6,068   5,345    13.5

Total               $45,138 $39,642    13.9%


NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 30, 2007 and October 1, 2006.

(Shares in Millions)           Fiscal Quarters Ended
                                  Sept. 30,    Oct. 1,
                                     2007       2006

Basic net earnings per share        $0.88     $0.95
Average shares outstanding -
basic                             2,887.7   2,920.0
Potential shares exercisable
under  stock option plans           192.0     218.0
Less: shares which could be
repurchased under treasury
stock method                       (170.6)   (193.8)
Convertible debt shares               3.8       3.9
Adjusted average shares
outstanding - diluted             2,912.9   2,948.1
Diluted earnings per share          $0.88     $0.94


The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million for both the fiscal third quarters ended September 30, 2007 and October 1, 2006.

The diluted earnings per share calculation excluded  66
million  and  43 million shares related to options  and
restricted  stock units for the fiscal  third  quarters
ended   September  30,  2007  and  October   1,   2006,
respectively,  due  to  the  anti-dilutive  effect   on
diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 30, 2007 and October 1, 2006.


(Shares in Millions)          Fiscal Nine Months Ended
                                  Sept. 30,    Oct. 1,
                                     2007       2006

Basic net earnings per share        $2.84        $3.01
Average shares outstanding -
basic                             2,892.0      2,948.7
Potential shares exercisable
under stock option plans            192.3        217.6
Less: shares which could be
repurchased under treasury
stock method                       (168.8)      (198.9)
Convertible debt shares               3.8          3.9
Adjusted average shares
outstanding - diluted             2,919.3      2,971.3
Diluted earnings per share          $2.81        $2.99



The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $3 million for both the first fiscal nine months ended September
30, 2007 and October 1, 2006.

The diluted earnings per share calculation excluded  65
million  and  44 million shares related to options  and
restricted stock units for the first fiscal nine months
ended   September  30,  2007  and  October   1,   2006,
respectively,  due  to  the  anti-dilutive  effect   on
diluted earnings per share.


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The  total  comprehensive income for the  first  fiscal
nine  months ended September 30, 2007 was $8.8 billion,
compared with $9.1 billion for the same period  a  year
ago.  The  total  comprehensive income for  the  fiscal
third  quarter  ended  September  30,  2007  was   $2.9
billion, compared with $2.8 billion for the same period
a  year  ago.  Total comprehensive income included  net
earnings,  net unrealized currency gains and losses  on
translation,  adjustments related to  Employee  Benefit
Plans,  net  unrealized gains and losses on  securities
available  for  sale  and  net  gains  and  losses   on
derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.


(Dollars in Millions)
                                                            Total
                               Unrld            Gains/      Accum
                       For.    Gains/   Employ  (Losses)    Other
                       Cur.    (Losses) Benefit on Deriv    Comp
                      Trans.   on Sec    Plans  & Hedg      Inc/
                                                           (Loss)

December 31, 2006    $  (158)    61     (2,030)      9     (2,118)
2007 Nine Months
changes:
Net change
associated
with current
period
hedging
transactions                                      (107)
Net amount reclassed
to net earnings                                    (20)*
Net nine months changes   570    28        113    (127)      584
September 30, 2007    $   412    89     (1,917)   (118)   (1,534)



Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Primarily offset in net earnings by changes  in  value
of the   underlying transactions.

NOTE 9 - MERGERS, ACQUISITIONS AND DIVESTITURES

There  were no acquisitions completed during the fiscal
third  quarter or fiscal second quarter of 2007. During
the  fiscal first quarter of 2007, the Company acquired
Conor  Medsystems, Inc. for a purchase  price  of  $1.4
billion   in  cash.  Conor  Medsystems,  Inc.,   is   a
cardiovascular device company, with new drug delivery technology.

During the fiscal first quarter of 2007, the Company completed the divestiture of the KAOPECTATE(R), UNISOM(R), CORTIZONE(R), BALMEX(R) and ACT(R) consumer products to Chattem, Inc. for $410 million in cash.

The  Company  is  in  the  process  of  finalizing  the
allocation  of  the  purchase price to  the  individual
assets   acquired  and  liabilities  assumed  for   the
acquisition  of  the  Consumer Healthcare  business  of
Pfizer  Inc.  Preliminary allocation  of  the  purchase
price  included in the current period balance sheet  is
based   on  the  best  estimates  of  management.   The
completion of the purchase price allocation may result in adjustments to the carrying value of the recorded assets and liabilities, revisions of the useful lives of intangible assets and the determination of any residual amount that will be allocated to goodwill. The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation. The final allocation will be completed in the fiscal fourth quarter of 2007.

The 2006 acquisitions included Animas Corporation, a leading maker of insulin infusion pumps and related products; Hand Innovations LLC, a manufacturer of fracture fixation products for the upper extremities; Future Medical Systems S.A., a company that primarily develops, manufactures and markets arthroscopic fluid management systems; Vascular Control Systems, Inc., a company focused on developing medical devices to treat fibroids and to control bleeding in obstetric and gynecologic applications; Groupe Vendome S.A., a French marketer of adult and baby skin care products; ColBar
LifeScience    Ltd.,   a   company   specializing    in
reconstructive medicine and tissue engineering; Ensure Medical, Inc., a company that develops devices for post-catheterization closure of the femoral artery; and the Consumer Healthcare business of Pfizer Inc., which
included   brands   such   as   LISTERINE(R),   NICORETTE(R),
NEOSPORIN(R), SUDAFED(R), BENADRYL(R) and VISINE(R).

As  a result of the Guidant acquisition termination the
Company  recorded  the  Guidant  acquisition  agreement
termination  fee,  less associated  expenses,  of  $622
million before tax in other income during the fiscal first quarter of 2006.


NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2007 and 2006 include the following components:

(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                                   Fiscal Quarters Ended
                         Sept. 20,  Oct. 1,   Sept. 30,   Oct. 1,
                           2007      2006       2007*      2006

Service cost                $148       $131       $34      $16
Interest cost                169        142        37       26
Expected return on
 plan assets                (208)      (174)       (1)       -
Amortization of prior
 service cost                  2          1        (1)      (2)
Amortization of net
 transition asset              1         (1)        -        -
Recognized actuarial
 losses                       45         61        17        9

Net  periodic benefit cost  $157       $160       $86      $49

*Includes other post employment benefits as per the adoption of SFAS No. 158.

Net periodic benefit cost for the Company's defined benefit retirement plans and other benefit plans for the first fiscal nine months of 2007 and 2006 include the following components:


(Dollars in Millions)
                         Retirement Plans     Other Benefit Plans
                                  Fiscal Nine Months Ended
                         Sept. 20,  Oct. 1,   Sept. 30,   Oct. 1,
                           2007      2006       2007*      2006

Service cost               $417      $393       $104        $53
Interest cost               489       426        111         78
Expected return on
 plan assets               (603)     (524)        (2)        (2)
Amortization of prior
 service cost                 7         7         (4)        (5)
Amortization of net
 transition asset             1        (1)         -          -
Recognized actuarial
 losses                     140       188         50         29

Net periodic benefit cost  $451      $489       $259       $153

*Includes other post employment benefits as per the adoption of SFAS No. 158.

Company Contributions
For  the  fiscal nine months ended September 30,  2007,
the Company contributed $16 million and $15 million  to
its    U.S.   and   international   retirement   plans,
respectively.   The  Company  does  not  anticipate   a
minimum  statutory  funding requirement  for  its  U.S.
retirement plans in 2007. International plans will be funded in accordance with local regulations.

NOTE 11 - RESTRUCTURING

In  the  third  quarter of 2007, the Company  announced
restructuring initiatives in an effort to  improve  its
overall cost structure. This action was taken to offset
the   anticipated  negative  impacts  associated   with
generic  competition in the Pharmaceutical segment  and
challenges in the Drug-Eluting stent market. As part of
this  program  the Company will eliminate approximately
4,400  positions and consolidate certain facilities  in
operations,   primarily  impacting  the  Pharmaceutical
segment and the Cordis franchise of the Medical Devices and Diagnostics segment.

During  the  fiscal third quarter of 2007, the  Company
recorded  $745  million in pre-tax  charges  of  which,
approximately,    $500   million   of    the    pre-tax
restructuring  charges  are expected  to  require  cash
payments.  The  $745  million of restructuring  charges
consists of      severance costs of $450 million, asset
write  offs of $272 million and $23 million related  to
leasehold obligations. The $272 million of asset  write
offs  relate to property, plant and equipment  of  $166
million, intangible assets of $48 million and other assets of $58 million.

The following table summarizes the severance charges and the associated spending for the fiscal third quarter of 2007:

(Dollars in Millions)          Severance
3Q 2007 severance charge          $450
Cash outlays*                       (8)
Reserve balance,
Sept. 30, 2007                    $442

*Cash outlays for severance are expected to be paid out over the next 12 to 18 months.

For additional information on the restructuring as it relates to the segments see note 6.

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

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA(R), RISPERDAL(R), DURAGESIC(R) and the CHARITE(TM) Artificial Disc. There are approximately 3,000 claimants who have filed lawsuits or made claims regarding injuries allegedly due to ORTHO EVRA(R), 620 claimants with respect to RISPERDAL(R), 250 with respect to CHARITE(TM) and 72 with respect to DURAGESIC(R). These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL(R), the Attorneys General of four states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL(R) prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL(R), civil fines or penalties, punitive damages, or other relief. The
Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL(R). In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL(R), several of which seek certification as class actions.

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

In January 2003, Cordis filed a patent infringement action against Boston Scientific in Delaware Federal
District Court accusing its Express2TM, Taxus(R) and
Liberte(R) stents of infringing the Palmaz patent that expired in November 2005. The Liberte(R) stent was also accused of infringing Cordis' Gray patent that expires in 2016. In June 2005, a jury found that the Express2TM, Taxus(R) and Liberte(R) stents infringed the Palmaz patent and that the Liberte(R) stent also infringed the Gray patent. Boston Scientific has appealed to the U.S. Court of Appeals for the Federal
Circuit.

PATENT LITIGATION AGAINST VARIOUS JOHNSON & JOHNSON
SUBSIDIARIES

The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties.

In July 2005, a jury in Federal District Court in
Delaware found that the Cordis CYPHER(R) stent infringed
Boston Scientific's Ding '536 patent and that the Cordis CYPHER(R) and BX VELOCITY(R) stents also infringed
Boston Scientific's Jang '021 patent. The jury also found both of those patents valid. Boston Scientific seeks substantial damages and an injunction in that action. The District Court denied motions by Cordis to overturn the jury verdicts or grant a new trial. Cordis has appealed to the Court of Appeals for the Federal
Circuit. The District Court indicated it will consider damages, willfulness and injunctive relief after the appeals have been decided.

Boston Scientific has brought actions in Belgium, the Netherlands and Germany under its Kastenhofer patent, which purports to cover two layer catheters such as those used to deliver the Cypher Stent, to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages. The hearing in the Belgian case took place in September 2007. A decision by the lower court in the Netherlands in Boston Scientific's favor was reversed on appeal in April 2007. Boston Scientific has filed an appeal to the Dutch Supreme Court. In October 2007, Boston
Scientific prevailed in the nullity action challenging the validity of the Kastenhofer patent filed by Cordis in Germany.

Trial in Boston Scientific's U.S. case based on the Kastenhofer patent concluded in Federal Court in California on October 31, 2007, with a jury verdict in favor of Cordis. The jury found the Kastenhofer patent invalid and found for Cordis with respect to infringement of the patent asserted by Cordis in its counterclaim. Post trial motions and appeals are anticipated.

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

Two-layer      Cordis   Kasten-  Boston Scientific  Germany      *       09/07
Catheters               hofer    Corp.
                        Forman


Catheters      Cordis   Fitzmau- Medtronic AVE      E.D. Tex    01/08    06/03
stent delivery          rice
systems


Contact Lenses Vision   Nicolson CIBA  Vision       M.D. Fla.     *      09/03
               Care
                                                    Multiple      *      09/07
                                                    European

Stents         Cordis   Ricci    Medtronic and      E.D. Tex      *      03/07
                                 Evysio

*   Trial date to be established.


LITIGATION  AGAINST  FILERS  OF  ABBREVIATED  NEW  DRUG
APPLICATIONS (ANDA)

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

As noted in the following chart, 30-month stays expired during 2006 and will expire in 2007 or 2008 with respect to ANDA challenges regarding various products:

Brand Name     Patent/NDA  Generic              Trial    Date   30-Month
Product        Holder      Challenger  Court    Date     Filed  Stay Expiration

ACIPHEX(R) 20  Eisai      Teva         S.D.N.Y.  03/07   11/03      02/07
mg delay   (for Janssen)  Dr. Reddy's  S.D.N.Y.  03/07   11/03      02/07
release                   Mylan        S.D.N.Y.  03/07   01/04      02/07
tablet

AXERT(R) 6.25  Almirall   Teva         S.D.N.Y.    *     03/06      11/08
and 12.5 mg    Ortho-McNeil
               Neurologics

CONCERTA(R)   McNeil-PPC  Andrx        D.Del.    12/07   09/05      None
18,27,36
and 54 mg     ALZA
controlled
release tablet

ORTHO TRI CYCLEN(R)
LO           Ortho-McNeil  Barr        D.N.J.     01/08  10/03      02/06
0.18 mg/
0.025 mg
0.215 mg/
0.025 mg
and 0.25 mg/
0.025 mg

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

RAZADYNE(TM)
ER           Janssen      Barr        D.N.J.        *    06/06      11/08
                          Sandoz      D.N.J.        *    05/07      07/09

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

RISPERDAL(R)
Oral
Solution     Janssen      Apotex      D.N.J.        *    03/06      08/08
1 mg/ml

TOPAMAX(R)   Ortho-McNeil  Mylan      D.N.J.        *    04/04      09/06
25,50,100,
200 mg tablet              Cobalt     D.N.J.        *    10/05      03/08


TOPAMAX(R)
SPRINKLE     Ortho-McNeil  Cobalt     D.N.J.        *    12/05      05/08
15,25 mg                   Mylan
capsule                               D.N.J.        *    10/06      03/09

ULTRACET(R)  Ortho-McNeil  Apotex     N.D. III.     *    07/07      12/09

ULTRAM ER(R) Ortho-McNeil  Par        D. Del.     11/08  05/07      09/09
100,200 mg
tablet


* Trial date to be established.


Trial in the action against Teva, Dr. Reddy's and Mylan with respect to their ANDA challenges to the patent on ACIPHEX(R) of Eisai Inc., Ortho McNeil Pharmaceutical's marketing partner, proceeded before the district court in New York in March 2007. On May 11, 2007, the Court held that the ACIPHEX(R) compound patent is enforceable.
The Court had previously held that the patent is valid.
Teva, Dr. Reddy's and Mylan have appealed both decisions to the Court of Appeals for the Federal
Circuit.

In the action against Mylan and Dr. Reddy's
Laboratories regarding RISPERDAL(R) (risperidone) tablets and M-Tabs, the District Court in New Jersey ruled, on October 13, 2006, that the RISPERDAL(R) patent was valid, enforceable, and infringed by the generic products at issue, and entered an injunction prohibiting Mylan and Dr. Reddy's from marketing their generic risperidone products until a date no earlier than patent expiration in December 2007. Mylan appealed that ruling. On May
11, 2007, the Court of Appeals affirmed the District
Court's judgment of patent validity and enforceability.
Mylan did not seek further review of the decision and this matter is concluded.

In the action against Apotex regarding RISPERDAL(R)
(risperidone) tablets, the District Court in New Jersey entered judgment for Janssen on October 2, 2007, pursuant to Apotex's stipulation to be bound by the outcome of the Mylan litigation. On October 12, 2007, the court also dismissed a second suit relating to the Oral Solution in which Apotex challenged the validity and infringement of two patents relating to formulations for an oral solution product. Apotex appealed this decision on October 19, 2007.

In the actions against Mylan with respect to the patent on TOPAMAX(R), the District Court in New Jersey, on
October 24, 2006, granted the motion of the Company's subsidiary Ortho-McNeil Pharmaceutical, Inc. (Ortho-
McNeil) for a preliminary injunction barring launch by Mylan of its generic versions of TOPAMAX(R). On
February 2, 2007, the District Court granted Ortho-
McNeil's motion for summary judgment dismissing Mylan's claim the patent was obvious, the only remaining issue in the case. The Court entered judgment in the case for Ortho-McNeil, and entered an injunction prohibiting
Mylan from marketing its generic topiramate products until a date no earlier than patent expiration in September 2008. Mylan has appealed this ruling. On
April 2, 2007, the District Court entered judgment against Cobalt pursuant to its stipulation to be bound by the outcome in the Mylan suit. Cobalt appealed this ruling. The Court of Appeals will hear argument on both appeals on November 9, 2007.

In the action against Perrigo regarding a patent for PEPCID COMPLETE(R), the District Court for the Southern
District of New York, on June 5, 2007, held that the patent was invalid as obvious. The Company's subsidiary McNEIL-PPC, Inc. has appealed the decision with its partners, Merck & Co., Inc., and Johnson &
Johnson*Merck Consumer Pharmaceuticals Co.

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

In January 2004, Janssen received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL(R) (risperidone) from 1997 to 2002.
Documents subsequent to 2002 have also been requested.
An additional subpoena seeking information about marketing of and adverse reactions to RISPERDAL(R) was received from the U.S. Attorney's Office for the Eastern District of Pennsylvania in November 2005.
Subpoenas seeking testimony from various witnesses before a grand jury have also been received. Janssen is cooperating in responding to these subpoenas.

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


In March 2005, DePuy Orthopaedics, Inc. (DePuy), a
Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney's Office, District of New Jersey, seeking records concerning contractual relationships between DePuy Orthopaedics and surgeons or surgeons-in-training involved in hip and knee replacement and reconstructive surgery. This investigation was resolved by DePuy and the four other leading suppliers of hip and knee implants in late September 2007 by agreements with the U.S. Attorney's Office for the District of New Jersey. The settlements include an 18-month Deferred Prosecution Agreement (DPA), acceptance by each company of a monitor to assure compliance with the DPA and, with respect to four of the five companies, payment of settlement monies and entry into five year Corporate Integrity Agreements. DePuy paid
$85 million as its settlement.

In June 2005, the U.S. Senate Committee on Finance requested the Company to produce information regarding use by several of its pharmaceutical subsidiaries of educational grants. A similar request was sent to other major pharmaceutical companies. In July 2005, the Committee specifically requested information about educational grants in connection with the drug
PROPULSID(R). A follow up request was received from the Committee for additional information in January 2006.
On October 30, 2007 another letter was received from the U.S. Senate Committee on Finance requesting information concerning payments to a list of physicians, and specification as to whether any such payments were for continuing medical education, honoraria, research support, etc.

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

In February 2006, Johnson & Johnson received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United
Nations Iraq Oil for Food Program. The subsidiaries are cooperating with the SEC and DOJ in producing responsive documents.

In June 2006, DePuy received a subpoena from the U.S.
Department of Justice, Antitrust Division, requesting documents related to the manufacture, marketing and sale of orthopaedic devices, and had search warrants executed in connection with the investigation. DePuy has responded to the request for documents. In the wake of publicity about the subpoena, DePuy was served with five civil antitrust class actions. All of those cases have been dismissed without prejudice to the right to file them in the future.

In September 2006, Janssen received a subpoena from the Attorney General of the State of California seeking documents regarding sales and marketing and side-effects of RISPERDAL(R), as well as interactions with State officials regarding the State's formulary for Medicaid-reimbursed drugs. Janssen is in the process of responding to the subpoena.

In November 2006, Centocor received a subpoena seeking documents in connection with an investigation being conducted by the Office of the United States Attorney for the Central District of California regarding
Centocor's Average Selling Price (ASP) calculations for
REMICADE(R) under the company's Contract Purchase
Program. Centocor produced material responsive to the subpoena. Centocor has been advised that this investigation has been closed.

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

On March 21, 2007, the Company received a letter from
the Committee on Energy and Commerce of the U.S. House
of Representatives seeking answers to several questions
regarding marketing and safety of PROCRIT(R), the
erythropoietin product sold by the Company's Ortho-
Biotech subsidiary.   On May 30, 2007, Senator
Grassley, the ranking member of the United States
Senate Committee on Finance, sent the Company a letter seeking information relating to PROCRIT(R). Although there are some differences between the two letters, the Senate request in large measure overlaps the House request. The Company provided its initial response on July 9, 2007. On May 10, 2007, the New York State
Attorney General issued a subpoena seeking information relating to PROCRIT(R). Like the House and Senate requests, the subpoena asks for materials relating to PROCRIT(R) safety, marketing and pricing. The Company is responding to these requests.

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

In late December 2005 and early 2006, three purported class actions were filed on behalf of purchasers of endo-mechanical instruments against the Company and its wholly-owned subsidiaries, Ethicon, Inc., Ethicon Endo-
Surgery, Inc., and Johnson & Johnson Health Care
Systems, Inc. These challenge suture and endo-mechanical contracts with Group Purchasing
Organizations and hospitals, in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. These actions have been filed in the Federal District Court for the Central District of California.

In November 2005, Amgen filed suit against Hoffmann-
LaRoche, Inc. in the U.S. District Court for the
District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO.
Amgen licenses EPO for sale in the United States to the Company's Ortho Biotech Inc. subsidiary for non-dialysis indications. Trial in this action concluded in October with a verdict in Amgen's favor. Roche is expected to appeal.

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



NOTE 13 - SUBSEQUENT EVENT
On November 6, 2007 the Company issued an aggregate of $2.5 billion in long-term notes. There were approximately $1.0 billion of 5.5% Notes issued in Sterling due in 2024 and approximately $1.5 billion of 4.75% Notes issued in Euro currency due in 2019. The proceeds of the notes are expected to be used for general corporate purposes including the repayment of a portion of the outstanding commerical paper, issued to fund the Pfizer Consumer Healthcare acquisition.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the first fiscal nine months of 2007, worldwide sales were $45.1 billion, a total increase of 13.9% and an operational increase of 11.3% over 2006 first fiscal nine months sales of $39.6 billion. Currency had a positive impact of 2.6% for the period. The acquisition of Pfizer Inc.'s Consumer Healthcare business net of related divestitures increased both total sales growth and operational growth by 7.3%.


Sales by U.S. companies were $24.2 billion in the first fiscal nine months of 2007, which represented an increase of 8.9% over the same period last year. Sales by international companies were $20.9 billion, which represented a total increase of 20.2%, an operational increase of 14.3%, and a positive impact from currency of 5.9% over the first fiscal nine months of 2006.

Sales  by companies in Europe increased by 21.4%,  with
operational growth of 13.1% and a positive impact  from
currency  of  8.3%.  Sales by companies in the  Western
Hemisphere,  excluding the U.S.,  increased  by  29.7%,
with  operational growth of 25.2% and a positive impact
from  currency of 4.5%. Sales by companies in the Asia-
Pacific,   Africa  region  increased  by  13.5%,   with
operational growth of 11.2% and a positive impact from currency of 2.3%.

For  the fiscal third quarter of 2007, worldwide  sales
were   $15.0 billion, a total increase of 12.7% and  an
operational  increase of 9.7%, over 2006  fiscal  third
quarter  sales of $13.3 billion.  Currency fluctuations
positively  impacted sales by 3.0% for the period.  The
acquisition   of  Pfizer  Inc.'s  Consumer   Healthcare
business net of related divestitures increased both total sales growth and operational growth by 7.5%.

Sales by U.S. companies were $7.9 billion in the fiscal
third quarter of 2007, which represented an increase of
5.8%   over  the  same  period  last  year.  Sales   by
international   companies  were  $7.0  billion,   which
represented a total increase of 21.5%, an operational increase of 14.7%, and a positive impact from currency of 6.8% over the fiscal third quarter of 2006.

Sales by companies in Europe increased by 21.5%, with operational growth of 13.3% and a positive impact from currency of 8.2%. Sales by companies in the Western
Hemisphere, excluding the U.S., increased by 32.6%, with operational growth of 24.9% and a positive impact from currency of 7.7%. Sales by companies in the Asia-
Pacific, Africa region posted sales growth of 15.8%, with operational growth of 11.8% and a positive impact from currency of 4.0%.


Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal nine  months
of  2007 were  $10.7 billion, an increase of 48.2% over
the  same  period a year ago, with 44.8% of operational
growth  and  a positive currency impact of  3.4%.  U.S.
Consumer   segment  sales  increased  by  41.0%   while
international  sales experienced a  total  increase  of
54.6%,  an  operational  increase  of  48.1%,  with   a
positive currency impact of 6.5%.

The acquisition of Pfizer Inc.'s Consumer Healthcare business net of the related divestitures increased both total sales growth and operational growth for the total
Consumer Segment by 40.1%.

Major Consumer Franchise Sales - First Fiscal Nine Months
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

OTC Pharm & Nutr   $3,727  $1,985  87.8%     85.6%     2.2%
Skin Care           2,258   1,948  15.9      12.3      3.6
Baby & Kids Care    1,445   1,279  13.0       8.1      4.9
Women's Health      1,345   1,246   8.0       3.7      4.3
Oral Care Products  1,109     293 278.1     275.8      2.3
Other                 799     458  74.5      71.8      2.7


Total             $10,683  $7,209  48.2%     44.8%     3.4%


Consumer  segment sales in the fiscal third quarter  of
2007 were  $3.6 billion, an increase of 47.5% over  the
same period a year ago with 43.4% of operational growth
and  a  positive currency impact of 4.1%. U.S. Consumer
segment  sales  increased by 39.8% while  international
sales  experienced  a  total  increase  of  54.2%,   an
operational increase of 46.5%, with a positive currency impact of 7.7%.

The acquisition of Pfizer Inc.'s Consumer Healthcare business net of the related divestitures increased both total sales growth and operational growth for the total
Consumer Segment by 40.6%.


Major Consumer Franchise Sales - Fiscal Third Quarter
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

OTC Pharm & Nutr   $1,264    $699   80.9%     78.6%     2.3%
Skin Care             737     635   16.0      11.8      4.2
Baby & Kids Care      511     451   13.3       7.3      6.0
Women's Health        461     432    6.8       1.5      5.3
Oral Care Products    396      96  312.3     309.3      3.0
Other                 254     143   77.6      74.2      3.4

Total              $3,623  $2,456   47.5%     43.4%     4.1%

The  OTC  Pharmaceuticals  and  Nutritionals  franchise
achieved   operational  growth  of  78.6%.   This   was
attributable to new products from acquisitions, as well as growth for adult analgesics and SPLENDA(R) products.
These gains were partially offset by lower sales of upper respiratory products. The 2006 OTC Pharmaceutical and Nutritionals franchise sales included the impact of the re-launch of the TYLENOL(R) Upper Respiratory product line with products containing phenylephrine instead of pseudoephedrine. The impact on OTC Pharmaceuticals and Nutritionals total sales growth and operational growth due to newly acquired brands from Pfizer Inc. was 77.4% in the fiscal third quarter of 2007.

On  October 11, 2007 The Company announced a  voluntary
withdrawal of infants' cough and cold products from the
market.  When  used as directed, these  medicines  have
been   generally  recognized  as  safe  and  effective.
However, an assessment of available data on the use  of
pediatric cough and cold medicines has identified  rare
instances  of  misuse leading to overdose, particularly
in  infants  under  two years of age.  As  well,  these
products  along with children's cough and cold products
generally   were   the  subject   of   a   recent   FDA
Nonprescription Drug Advisory Committee hearing,  which
recommended to the FDA certain changes in the marketing
and sale of such products. This is not expected to have
a   significant   impact   on   sales   for   the   OTC
Pharmaceuticals and Nutritionals franchise.

The Skin Care franchise operational growth of 11.8% was driven by strong performances from the NEUTROGENA(R), CLEAN AND CLEAR(R) and AVEENO(R) product lines as well as new products related to acquisitions. The impact on Skin Care total sales growth and operational growth due to newly acquired brands from Pfizer Inc. was 5.1% in the fiscal third quarter of 2007.

The  Baby  & Kids Care franchise operational growth  of
7.3% was the result of the strong performances of cleansers and powders. The impact on Baby & Kids Care total sales growth and operational growth due to newly acquired brands from Pfizer Inc. and divestitures related to the acquisition was 1.7% in the fiscal third quarter of 2007.

The   Women's  Health  franchise  achieved  operational
growth  of  1.5%.  The impact on Women's  Health  total
sales  growth  and  operational  growth  due  to  newly
acquired brands from Pfizer Inc. was 4.6% in the fiscal
third  quarter  of  2007.  Net  of  sales  related   to
acquisitions there was an operational decline due to increased competition.

The   Oral   Care  franchise  operational  growth   was
attributable to new products from acquisitions and newly launched products, such as LISTERINE(R) mouthwashes and dissolvable whitening strips. The impact on Oral
Care total sales growth and operational growth due to newly acquired brands from Pfizer Inc. and divestitures related to the acquisition was greater than 100%.


Pharmaceutical
Pharmaceutical segment sales in the first fiscal nine months of 2007 were $18.5 billion, a total increase of 6.7% over the same period a year ago with 4.5% of this change due to operational increases and a 2.2% increase related to the positive impact of currency. The U.S.
Pharmaceutical sales increase was 3.9% and the total growth in international Pharmaceutical sales was 11.8%, with 5.6% of this change due to operational increases and the remaining 6.2% increase related to the positive impact of currency.

Major Pharmaceutical Product Revenues - First Fiscal Nine Months
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

Anti-psychotics    $3,477   $3,122    11.4%    8.8%     2.6%
REMICADE(R)         2,419    2,233     8.3     8.3        -
PROCRIT(R)/EPREX(R) 2,257    2,392    (5.6)   (8.1)     2.5
TOPAMAX(R)          1,801    1,498    20.2    18.8      1.4
LEVAQUIN(R)/
FLOXIN(R)           1,214    1,091    11.2    11.2        -
ACIPHEX(R)/
PARIET(TM)          1,010      921     9.7     6.3      3.4
DURAGESIC(R)/Fentanyl
Transdermal           900    1,002   (10.2)  (13.4)     3.2
CONCERTA(R)           739      672    10.0     8.5      1.5
Hormonal
Contraceptives        710      772    (8.0)   (9.4)     1.4
Other               3,942    3,614     9.1     5.5      3.6

Total             $18,469  $17,317     6.7%    4.5%     2.2%

Pharmaceutical  segment  sales  in  the  fiscal   third
quarter of 2007 were $6.1 billion, a total increase  of
3.7%  over the same period a year ago with 1.2% of this
change  due to operational increases and the  remaining
2.5%  increase  related  to  the  positive  impact   of
currency.  Pharmaceutical sales in the U.S. experienced
a  decrease  of 2.0% while international Pharmaceutical
sales achieved an increase of 14.4%, with 7.2% of  this
change  due to operational increases and the  remaining
7.2%  increase  related  to  the  positive  impact   of
currency.


Major Pharmaceutical Product Revenues - Fiscal Third Quarter
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

Anti-psychotics   $1,162   $1,068      8.9%     6.0%      2.9%
REMICADE(R)          819      776      5.5      5.5         -
PROCRIT(R)/EPREX(R)  682      798    (14.6)   (17.4)      2.8
TOPAMAX(R)           613      533     15.0     13.6       1.4
LEVAQUIN(R)/
FLOXIN(R)            371      347      6.9      6.8       0.1
ACIPHEX(R)/
PARIET(TM)           338      307     10.1      6.1       4.0
DURAGESIC(R)/Fentanyl
Transdermal          309      342     (9.7)   (13.2)      3.5
Hormonal
Contraceptives       233      270    (13.9)   (15.6)      1.7
CONCERTA(R)          231      220      5.3      3.6       1.7
Other              1,341    1,220      9.9      5.6	  4.3

Total             $6,099   $5,881      3.7%     1.2%      2.5%


Sales growth within the segment was led by strong performances from RISPERDAL(R) CONSTA(R) (risperidone), TOPAMAX(R) (topiramate) and LEVAQUIN(R). Generic competition related to DURAGESIC(R) (fentanyl transdermal system), DITROPAN(R), SPORANOX(R) (itraconazole), RISPERDAL(R) oral and hormonal contraceptives continued to negatively impact
sales  during the fiscal third quarter of 2007.   Sales
results in both the fiscal third quarter of 2007 and 2006 benefited from one-time adjustments. The fiscal third quarter of 2007 included a reduction to sales rebate reserves of approximately $60 million versus a reduction of approximately $130 million in the fiscal third quarter of 2006.

The  anti-psychotic franchise which includes RISPERDAL(R)
oral  (risperidone),  a  medication  that  treats   the
symptoms   of   schizophrenia,   bipolar   mania    and
irritability  associated  with  autistic  behavior   in
indicated patients, RISPERDAL(R) CONSTA(R) (risperidone)  a
long   acting   injectable  and  INVEGA(TM)  (paliperdone)
Extended-Release   tablets   for   the   treatment   of
schizophrenia, achieved operational growth of  6.0%  in
the  fiscal  third quarter of 2007.  Sales  growth  was
positively impacted by the continued global success  of
RISPERDAL(R) CONSTA(R)  The patent  for the  RISPERDAL(R)
compound will expire in the U.S. and most major markets
outside  the U.S. by December 2007. In March, the  U.S.
Food  and  Drug Administration (FDA) granted  pediatric
exclusivity for RISPERDAL(R), which extends the marketing
exclusivity in the U.S. for RISPERDAL(R) oral to the  end
of  June  2008.  In 2006 Worldwide sales of  RISPERDAL(R)
oral  were  $3.3  billion  and  U.S.  sales  were  $2.1
billion. The expiration of the RISPERDAL(R) oral patent will result in a significant reduction in sales in the U.S.

REMICADE(R)  (infliximab), a biologic  approved  for  the
treatment  of  Crohn's disease, ankylosing spondylitis,
psoriasis, psoriatic arthritis, ulcerative colitis  and
use  in the treatment of rheumatoid arthritis, achieved
operational growth of 5.5% over prior year fiscal third
quarter.  This continued growth was driven by increased
demand  due to expanded indications and overall  market
growth.  During  the  fiscal second  quarter  of  2007,
REMICADE(R)   received   approval   from   the   European
Commission (EU) for the pediatric Crohn's disease indications. REMICADE(R) is competing in a market which is experiencing increased competition.

PROCRIT(R) (Epoetin alfa) and EPREX(R) (Epoetin alfa) combined had an operational sales decline of 17.4%, as compared to prior year fiscal third quarter. EPREX(R) as it is known outside the U.S. achieved operational growth of 1.0% while PROCRIT(R) as it is known in the U.S. market experienced an operational decline of 27.1%. The decline was primarily due to the declining market of Erythropoiesis Stimulating Agents (ESAs) partially offset by an increase in the Company's overall market share as compared to prior year fiscal third quarter. On July 30, 2007 The Centers for
Medicare  and Medicaid (CMS) issued a National Coverage
Determination (NCD), which significantly limits the future reimbursement of ESAs in oncology in the U.S. In the U.S., Epoetin alfa products are subject to a label change, which may negatively impact future sales. The label for Epoetin alfa products is also under review in jurisdictions outside the U.S.

TOPAMAX(R) (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, achieved strong operational growth of 13.6% over prior year fiscal third quarter. The major contributor to the growth was the continued success in the migraine category. This was partially offset by the impact of the one-time reduction adjustment to the reserve for sales rebates recorded in the fiscal third quarter of 2006. The patent for TOPAMAX(R) (topiramate) in the U.S.
will expire in September 2008. The TOPAMAX(R) patent carries the possibility of a pediatric extension in the U.S., which if obtained, would grant market exclusivity in the U.S. until March 2009. The Company is on target to file for the pediatric extension. In 2006 Worldwide sales of TOPAMAX(R) were $2.0 billion and U.S. sales were $1.6 billion. The expiration of a product patent or loss of market exclusivity can result in a significant reduction in sales.

LEVAQUIN(R) (levofloxacin)/FLOXIN(R) achieved operational
growth  of  6.8% over prior year fiscal third  quarter.
This  was primarily due to favorable market growth.  In
March the FDA granted pediatric exclusivity in the U.S.
for   LEVAQUIN(R)   which  will  extend   the   marketing
exclusivity by six months to June 2011.

ACIPHEX(R)/PARIET(R) a proton pump inhibitor, achieved operational growth of 6.1% as compared to prior year fiscal third quarter.

DURAGESIC(R)/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 13.2% compared to prior year fiscal third quarter, primarily due to continued generic erosion.

The hormonal contraceptive franchise experienced an operational sales decline of 15.6% compared to prior year fiscal third quarter primarily resulting from branded and generic competition in oral contraceptives.
ORTHO EVRA(R)(norelgestromin/ethinyl estradiol), the first contraceptive patch approved by the FDA, experienced a decline in sales as a result of labeling changes and negative media coverage concerning product safety.

CONCERTA(R) (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 3.6% over the fiscal third quarter of 2006. Sales in the U.S. were down slightly due to lower market share partially offset by market growth, while all regions outside the U.S. achieved strong operational growth. Although the original CONCERTA(R) patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA(R) Two parties have filed Abbreviated New
Drug Applications (ANDAs) for generic versions of CONCERTA(R), which are pending and may be approved at any time.

NATRECOR(R) (nesiritide), a product for the treatment  of
patients  with  acutely decompensated congestive  heart
failure  who  have  dyspnea at  rest  or  with  minimal
activity,  continues to experience a decline in  demand
due   to  negative  media  coverage  regarding  a  meta
analysis  of  selected historical clinical trials.  The
Company believes that the full data set does not support the conclusions of these medical and consumer publications and the currently approved label for NATRECOR(R) reflects all available data to date.

NATRECOR(R)  was  purchased by the Company  in  2003  and
resulted in the recording of an intangible asset, which
is   being  amortized  over  12  years.  The  remaining
unamortized intangible value associated with NATRECOR(R) was $0.9 billion at the end of the fiscal third quarter of 2007, and based on the current estimate of projected future cash flows, no adjustment to this intangible asset is required.


Medical Devices and Diagnostics
Medical  Devices and Diagnostics segment sales  in  the
first fiscal nine months of 2007 were $16.0 billion, an
increase of 5.8% over the same period a year ago,  with
3.2%  of  this change due to operational increases  and
the  remaining  2.6% increase related to  the  positive
impact  of  currency.   The U.S.  Medical  Devices  and
Diagnostics sales increase was 2.0% and the growth in international Medical Devices and Diagnostics sales was 9.6%, which included operational increases of 4.3% and an increase of 5.3% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales -
First Fiscal Nine Months
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

DEPUY(R)           $3,378   $3,045   10.9%    8.0%     2.9%
ETHICON ENDO-
SURGERY(R)          2,770    2,476   11.9     8.9      3.0
ETHICON(R)          2,648    2,386   11.0     7.1      3.9
CORDIS(R)           2,557    3,126  (18.2)  (19.9)     1.7
LIFESCAN(R)         1,730    1,532   13.0     9.9      3.1
Vision Care         1,643    1,408   16.7    15.7      1.0
ORTHO-CLINICAL
DIAGNOSTICS(R)      1,203    1,098    9.5     7.2      2.3
Other                  57       45   26.7    26.0      0.7

Total             $15,986  $15,116    5.8%    3.2%     2.6%


Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2007 were $5.2 billion, an increase of 6.0% over the same period a year ago, with 3.0% of this change due to operational growth and the remaining 3.0% increase related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 2.4% and the growth in international
Medical Devices and Diagnostics sales was 9.8%, which included operational growth of 3.7% and an increase of 6.1% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales - Fiscal
Third Quarter
(Dollars in Millions)

                  Sept. 30, Oct. 1,  Total  Operations  Currency
                   2007     2006     Change   Change     Change

DEPUY(R)          $1,086     $971    11.9%      8.8%     3.1%
ETHICON ENDO-
SURGERY(R)           922      825    11.7       8.3      3.4
ETHICON(R)           877      796    10.1       5.7      4.4
CORDIS(R)            777      983   (21.0)    (23.1)     2.1
LIFESCAN(R)          585      505    16.0      12.5      3.5
Vision Care          577      493    17.2      15.5      1.7
ORTHO-CLINICAL
DIAGNOSTICS(R)       404      360    12.2       9.5      2.7
Other                 20       17    17.6      16.9      0.7

Total             $5,248   $4,950     6.0%      3.0%     3.0%


The DePuy franchise achieved operational growth of 8.8%
over   prior  year  fiscal  third  quarter.  This   was
primarily    due    to   DePuy's   orthopaedic    joint
reconstruction products including the hip and knee product lines. Strong performance was also achieved in Mitek sports medicine products.

The Ethicon Endo-Surgery franchise achieved operational
growth of 8.3% over prior year fiscal third quarter.  A
major  contributor of growth continues to be endocutter
sales,   which  include  products  used  in  performing
bariatric  procedures for the treatment of obesity,  an
important focus area for the franchise.  Strong results
were  achieved  with  the  continued  success  of   the
HARMONIC   SCALPEL(R),   an   ultrasonic   cutting    and
coagulating surgical device.

Ethicon worldwide sales grew operationally by 5.7% from the same period in the prior year, resulting from growth in the hemostasis, women's health, biosurgicals, and the mesh product lines.

The Cordis franchise experienced an operational sales decline of 23.1% over the fiscal third quarter of 2006.
This  decline was caused by lower sales of the  CYPHER(R)
Sirolimus-eluting Stent due to increased competition outside the U.S. as well as the global contraction of the drug-eluting stent market following reports of a potential risk of late stent thrombosis associated with the use of drug-eluting stents. These results were partially offset by strong performance by the Biosense
Webster and neurovascular businesses.

On  June 13, 2007 the U.S. Food and Drug Administration
(FDA)  notified Cordis that all items outlined  in  the
Warning  Letters  received  in  April  and  July   2004
regarding Good Manufacturing Practice regulations and Good Clinical Practice regulations have been resolved.

The LifeScan franchise achieved operational growth of 12.5% over the fiscal third quarter of 2006 reflecting the continued success of the ULTRA(R) product lines. An additional contributor was the growth of the Animas business due to the launch of the 2020 insulin pump earlier this year.

The Vision Care franchise operational sales growth of 15.5% was led by the global success of ACUVUE(R) OASYS(TM), ACUVUE(R) ADVANCE(TM) Brand Contact Lenses for ASTIGMATISM and 1-DAY ACUVUE(R) MOIST(TM).

The   Ortho-Clinical  Diagnostics  franchise   achieved
operational growth of 9.5% over prior year fiscal third quarter. The Immunodiagnostic product line was a major contributor in the U.S., as well as the continued growth of the Chagas screening assay in the U.S.

Cost of Products Sold
Consolidated  costs  of products  sold  for  the  first
fiscal  nine  months of 2007 increased  to  28.8%  from
27.9%  of  sales over the same period a year ago.   The
cost  of products sold for the fiscal third quarter  of
2007  increased  to 28.5% from 27.5% of  sales  in  the
fiscal   third  quarter  of  2006.  The  increase   was
primarily due to the impact of newly acquired consumer brands.


Selling, Marketing and Administrative Expenses
Consolidated   selling,  marketing  and  administrative
expenses  for  the  first fiscal nine  months  of  2007
increased  0.5%  over  the  same  period  a  year  ago.
Consolidated   selling,  marketing  and  administrative
expenses  as  a percent to sales for the  first  fiscal
nine  months  of 2007 were 32.6% versus 32.1%  for  the
same   period   a  year  ago.   Consolidated   selling,
marketing and administrative expenses for the fiscal third quarter of 2007 increased 0.4% over the same period a year ago. As a percent to sales, consolidated selling, marketing and administrative expenses were 32.7% versus 32.3% for the same period a year ago.
Increases in the quarterly and nine month periods were attributable to the addition of the newly acquired consumer brands to the mix of businesses partially offset by continued cost containment efforts across many of the Company's businesses.


Research & Development
Research activities represent a significant part of the
Company's business.  These expenditures relate  to  the
development  of new products, improvement  of  existing
products,  technical support of products and compliance
with governmental regulations for the protection of the
consumer.  Worldwide costs of research activities,  for
the   first  fiscal  nine  months  of  2007  were  $5.3
billion,  an  increase of 5.4% over the same  period  a
year  ago.    Research and development spending in  the
fiscal  third  quarter  of 2007 was  $1.8  billion,  an
increase of 6.7% over the fiscal third quarter of 2006.
Research and development spending as a percent to sales
for  the  first  fiscal nine months of 2007  was  11.9%
versus  12.8%  for  the same period  a  year  ago.  The
decrease was primarily due to the inclusion in 2006  of
the   $165   million   up  front  payment   to   Vertex
Pharmaceuticals   for  the  rights   to   develop   and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions, including Europe and the change in the mix of businesses with the inclusion of the newly acquired consumer products. Research and development spending, as a percent to sales for the fiscal third quarter of 2007 was 12.3% versus 12.9% for the same period a year ago. This decrease was primarily due to the change in the mix of businesses with the inclusion of the newly acquired consumer products.




Restructuring
On July 31, 2007 the Company announced initiatives that are expected to generate pre-tax, annual cost savings of $1.3-$1.6 billion for 2008 in an effort to improve its overall cost structure. During the fiscal third quarter of 2007, the Company recorded $745 million in pre-tax charges See note 11 for more details.

In-Process Research & Development(IPR&D)
In the fiscal third quarter of 2007, the Company had no IPR&D charges. IPR&D charges of $807 million before and after tax were recorded during the first fiscal nine months of 2007 related to the acquisition of Conor
Medsystems Inc.

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


Other (Income) Expense, Net
Other   (income) expense, net includes gains and losses
related  to  the sale and write-down of certain  equity
securities   of  the  Johnson  &  Johnson   Development
Corporation, gains and losses on the disposal of  fixed
assets,  currency gains and losses, minority interests,
litigation  settlements,  as well  as  royalty  income.
The favorable change in other (income) expense, net for
the  fiscal  third quarter of 2007 as compared  to  the
same  period  a year ago was due to additional  product
liability reserves recorded in 2006 partially offset by
the  2007  payment  for an orthopaedics  industry  wide
settlement  to the U.S. Attorney's office, District  of
New  Jersey.  The unfavorable change in other  (income)
expense, net for the first fiscal nine months  of  2007
as  compared  to the same period a year  ago  was  $428
million. This was primarily due to the net gain of $175 million before tax related to the divestiture of certain brands recorded in the fiscal first quarter of 2007, as compared to the same period a year ago, which included a gain of $622 million recorded for the Guidant acquisition agreement termination fee, less associated expenses.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal nine months of 2007 was 17.1% versus 18.9% over the same period a year ago.
Operating profit as a percent to sales in the fiscal third quarter of 2007 was 16.2% versus 18.5% over the same period a year ago. The primary driver of the decrease in the operating profit margin in the Consumer segment for both periods in 2007 over the same period a year ago was related to integration costs and other operating expenses related to newly acquired products.




Pharmaceutical Segment
Operating  profit for the Pharmaceutical segment  as  a
percent  to  sales in the first fiscal nine  months  of
2007 was 32.5% versus 31.4% over the same period a year
ago.   Operating profit as a percent to  sales  in  the
fiscal  third  quarter of 2007 was 26.1%  versus  30.8%
over  the  same  period  a year ago.  Operating  profit
margin improved in the first fiscal nine months of 2007
as compared to the same period a year ago. This was due
to  the  inclusion of the $165 million up front payment
to Vertex Pharmaceuticals for the rights to develop and
commercialize  VX-950  for  Hepatitis  C  in   selected
regions in the fiscal nine months of 2006. Operating profit margin for the fiscal third quarter of 2007 was unfavorable versus the same period a year ago due to the restructuring charges of $429 million recorded during the fiscal third quarter of 2007.

Medical Devices and Diagnostics Segment
Operating   profit   for  the   Medical   Devices   and
Diagnostics segment as a percent to sales in the  first
fiscal nine months of 2007 was 21.1% versus 32.6%  over
the  same  period  a year ago. Operating  profit  as  a
percent  to sales in the fiscal third quarter  of  2007
was 21.7% versus 27.1% over the same period a year ago.
The  decline  in  the operating profit  margin  in  the
Medical  Devices  and  Diagnostics  segment  for   both
periods  in 2007 versus the same period a year ago  was
due  to  the  restructuring  charges  of  $301  million
recorded  during the fiscal third quarter of  2007  and
unfavorable    product   mix   within   the    segment.
Additionally,  the  first fiscal nine  months  of  2007
included  acquisition  related IPR&D  charges  of  $807
million  versus $239 million a year ago  and  the  gain
associated  with  the  Guidant  acquisition   agreement
termination  fee,  less associated  expenses,  of  $622
million before tax recorded in the first fiscal nine months of 2006.

Interest (Income) Expense
Interest income decreased in both the first fiscal nine months and fiscal third quarter of 2007 as compared to the same periods a year ago. The cash balance and marketable securities, was $8.3 billion at the end of the fiscal third quarter of 2007. This was a decrease of $6.4 billion from the same period a year ago. The decline in the cash balance was primarily due to acquisition activity and the stock repurchase program during the fiscal year 2007.

Interest expense increased in both the first fiscal nine months and fiscal third quarter of 2007 as compared to the same periods a year ago, resulting from a higher debt position. This was due to acquisition activity and the stock repurchase programs during the fiscal year 2007 and 2006.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal nine months of 2007 and 2006 were 25.1% and 25.2%, respectively, a decrease of 0.1%. This was primarily due to increases in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions and the Research and Development
(R&D) tax credit, which was not in effect in the first fiscal nine months of 2006. This was partially offset by higher IPR&D charges recorded in the fiscal nine months of 2007 versus 2006, which was non-deductible for tax purposes. The tax rate for the first fiscal nine months of 2006 benefited from a reversal of deferred tax valuation allowances of $134 million associated with the Tibotec business.


LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash  generated  from  operations  provided  the  major
sources  of  funds  for  the growth  of  the  business,
including  working  capital, capital  expenditures  and
acquisitions.   Other  uses  of  cash  included   share
repurchases  and  dividends. In the first  fiscal  nine
months  of  2007, cash flow from operations  was  $10.9
billion,  an  increase of $1.0 billion  over  the  same
period  a  year  ago. The major changes in  assets  and
liabilities  were a $1.3 billion increase  in  accounts
payable  and accrued liabilities, $0.4 billion increase
in other current and non-current liabilities and a $0.3
decrease in the accounts receivable. This was partially
offset by a $1.1 billion increase in other current  and
non-current   assets.  Net  cash  used   by   investing
activities increased by $1.5 billion primarily due to a $1.6 billion net increase in the purchase/sale of marketable securities. Net cash used by financing activities decreased by $4.6 billion primarily due to a $2.8 billion decrease in the repurchase of common stock and a $2.6 billion increase in proceeds from long-term debt partially offset by the net retirement/proceeds of short term debt. There was also a $0.3 billion increase in dividends to shareholders in 2007. Cash and current marketable securities were $8.3 billion at the end of the fiscal third quarter of 2007 as compared with $14.7 billion at fiscal third quarter of 2006. This change was primarily due to acquisition activity in December of 2006 and the 2007 stock repurchase program.

On July 9, 2007, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company's common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to fund the share repurchase program through a combination of available cash and debt. The Company does not expect its triple-A credit rating to be effected by the share repurchase program.

On August 15, 2007 the Company issued an aggregate of $2.6 billion in long-term notes. There are $0.6 billion of 5.150% Notes due in 2012, $1.0 billion of 5.550%
Notes due in 2017 and $1.0 billion of 5.950% Notes due in 2037. The proceeds of the notes are expected to be used for general corporate purposes including the repayment of a portion of the outstanding commercial paper, issued to fund the Pfizer Consumer Healthcare acquisition.


Dividends

On July 16, 2007, the Board of Directors declared a regular cash dividend of $0.415 per share, which was paid on September 11, 2007 to shareholders of record as of August 28, 2007.

On October 18, 2007, the Board of Directors declared a regular cash dividend of $0.415 per share, payable on December 11, 2007 to shareholders of record as of November 27, 2007.

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

The   Company   also   operates   in   an   environment
increasingly  hostile to intellectual property  rights.
Generic  drug  firms  have filed Abbreviated  New  Drug
Applications seeking to market generic forms of most of
the  Company's  key pharmaceutical products,  prior  to
expiration  of  the applicable patents  covering  those
products. In the event the Company is not successful in
defending  a lawsuit resulting from an Abbreviated  New
Drug  Application filing, the generic firms  will  then
introduce  generic  versions of the product  at  issue,
resulting in very substantial market share and  revenue
losses.  For further information see the discussion  on
"Litigation  Against  Filers of  Abbreviated  New  Drug
Applications" included in Item 1. Financial  Statements
(unaudited)-    Notes    to   Consolidated    Financial
Statements, Note 12.

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

Item 4 - CONTROLS AND PROCEDURES

Disclosure controls and procedures.  At the end of  the
period  covered  by this report, the Company  evaluated
the  effectiveness of the design and operation  of  its
disclosure  controls  and  procedures.   The  Company's
disclosure  controls  and procedures  are  designed  to
ensure that information required to be disclosed by the
Company  in the reports that it files or submits  under
the  Securities  Exchange Act is  recorded,  processed,
summarized  and  reported,  within  the  time   periods
specified  in  the  SEC's rules and forms.   Disclosure
controls  and  procedures include, without  limitation,
controls   and  procedures  designed  to  ensure   that
information required to be disclosed by the Company  in
the   reports  that  it  files  or  submits  under  the
Securities Exchange Act is accumulated and communicated
to  the  Company's management, including its  principal
executive and principal financial officers, or  persons
performing similar functions, as appropriate  to  allow
timely   decisions   regarding   required   disclosure.
William   C.  Weldon,  Chairman  and  Chief   Executive
Officer, and Dominic J. Caruso, Vice President, Finance and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs.
Weldon and Caruso concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Internal  control.  During the period covered  by  this
report, there were no changes in the Company's internal
control  over financial reporting that have  materially
affected,   or  are  reasonably  likely  to  materially
affect, the Company's internal control over financial reporting.





Part II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

The information called for by this item is incorporated
herein by reference to Note 11 included in Part I, Item
1.   Financial  Statements  (unaudited)  -   Notes   to
Consolidated Financial Statements.


Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and
Affiliated Purchasers.

On July 9, 2007, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company's common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to fund the share repurchase program through a combination of available cash and debt. The Company does not expect its triple-A credit rating to be effected by the share repurchase program.

In addition, common stock purchases on the open market are made as part of a systematic plan related to the Company's compensation programs.


The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2007.

Fiscal Month         Total                Total Number   Remaining
                     Number of    Average of Shares      Maximum
                     Shares       Price   Purchased as   Number of
                     Purchased(1) Paid    Part of        Shares that
                                  per     Publicly       May Be
                                  Share   Announced      Purchased
                                          Plans or       Under the
                                          Programs       Plans or
                                                         Programs (2)
July 2, 2007 through
July 29, 2007        800,000      $62.31
July 30, 2007
through
August 26, 2007      6,643,000    $61.51  6,643,000
August 27, 2007
through
September 30, 2007   21,880,400   $63.22  19,655,300
Total                29,323,400           26,298,300     127,143,807

(1) During the fiscal third quarter of 2007, the Company repurchased an aggregate of 26,298,300 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July
9, 2007 and an aggregate of 3,025,100 shares in open-market transactions outside of the program.

(2) As of September 30, 2007, based on the closing price of the Company's Common Stock on the New York
Stock Exchange on September 28, 2007 of $65.70 per share.


Item 6 - EXHIBITS

     Exhibit 10.1 Compensation Arrangements for Non-
     Employee Directors - Filed with this document.

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



                                   JOHNSON & JOHNSON
                                     (Registrant)




Date:  November 6, 2007         By /s/ D. J. CARUSO
                                Vice President, Finance;
                                Chief Financial Officer
                                (Principal Financial Officer)



Date:  November 6, 2007         By /s/ S. J. COSGROVE
                                S. J. COSGROVE
                                Controller
                                (Principal Accounting Officer)