Form 10-K
period 2007-12-30
JOHNSON & JOHNSON
filed 2008-02-26
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007	Commission file number 1-3215

JOHNSON & JOHNSON

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $178 billion.

On February 15, 2008 there were 2,832,602,429 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2007 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2008 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.  BUSINESS

General

Johnson & Johnson and its subsidiaries have approximately 119,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 250 operating companies conducting business in virtually all countries of the world. Johnson & Johnson’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.

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

Segments of Business

Johnson & Johnson’s operating companies are organized into three business segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 36 through 47 and Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 59 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Consumer

The Consumer segment includes a broad range of products used in the baby care, skin care, oral care, wound care and women’s health care fields, as well as nutritional and over-the-counter pharmaceutical products. Major brands include AVEENO® skin care products; BAND-AID® Brand Adhesive Bandages; CAREFREE® Pantiliners; CLEAN & CLEAR® teen skin care products; JOHNSON’S® Baby and Adult lines of products; LISTERINE® oral care products; MOTRIN® IB ibuprofen products; NEUTROGENA® skin and hair care products; RoC® skin care products; PEPCID® AC Acid Controller from Johnson & Johnson • Merck Consumer Pharmaceuticals Co.; REMBRANDT® Brand of oral care products; SPLENDA® No Calorie Sweetener; STAYFREE® sanitary protection products; SUDAFED® cold, flu and allergy products; the broad family of TYLENOL® acetaminophen products and Vendôme skin care product lines. These products are marketed principally to the general public and sold both to wholesalers and directly to independent and chain retail outlets throughout the world.

Pharmaceutical

The Pharmaceutical segment includes products in the following therapeutic areas: anti-infective, antipsychotic, cardiovascular, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management, urology and virology. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use by the general public. Key products in the Pharmaceutical segment include: RISPERDAL® oral (risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, RISPERDAL® CONSTA® (risperidone), a long-acting injectable, and INVEGATM (paliperdone) Extended-Release tablets, for the treatment of schizophrenia; REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis, and use in the treatment of rheumatoid arthritis; PROCRIT® (Epoetin alfa, sold outside the U.S. as EPREX®), a biotechnology-derived product that stimulates red blood cell production; TOPAMAX® (topiramate), approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migranes; LEVAQUIN® (levofloxacin) and FLOXIN® (ofloxacin), both in the anti-infective field; ACIPHEX®/PARIET®, a proton pump inhibitor co-marketed with Eisai Inc. DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system, sold outside the U.S. as DUROGESIC®), a treatment for chronic pain that offers a novel delivery system; CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder; and ORTHO EVRA®

(norelgestromin/ethinyl estradiol transdermal system), the first contraceptive patch approved by the U.S. Food and Drug Administration (“FDA”).

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

Geographic Areas

The international business of Johnson & Johnson is conducted by subsidiaries located in 56 countries outside the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “— Segments of Business — Consumer,” “— Pharmaceutical” and “— Medical Devices and Diagnostics.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those developed in the United States, but also those developed by subsidiaries abroad.

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

Patents and Trademarks

Johnson & Johnson and its operating companies have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to its products and manufacturing processes, which in the aggregate are believed to be of material importance to Johnson & Johnson in the operation of its businesses. Sales of the Company’s two largest products, RISPERDAL® and REMICADE®, accounted for approximately 6% and 5% of Johnson & Johnson’s total revenues, respectively, for fiscal 2007. Accordingly, the patents related to these products are believed to be material to Johnson & Johnson as a whole.

During 2004 through 2006, DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) lost its basic patent protection and is subject to generic competition in the United States and certain international markets, and the basic patents covering EPREX® (Epoetin alfa) have expired and increased biosimilar competition in international markets is expected. DURAGESIC®/Fentanyl Transdermal sales declined by 10.1% to $1.2 billion in 2007 as compared to 2006, due to the impact of generic competition. Combined sales of DURAGESIC®/Fentanyl Transdermal and EPREX® accounted for approximately 4% of Johnson & Johnson’s worldwide sales in 2007. The material patents that expired in 2007 or will expire in 2008 are related to RISPERDAL®, which expired in the United States in December 2007, and TOPAMAX®, which is scheduled to expire in the United States in September 2008. The Company has received a pediatric extension for RISPERDAL® oral from the FDA, which grants market exclusivity in the United States through June 2008. The Company is on target to file for a pediatric extension for TOPAMAX®, which, if obtained from the FDA, would grant market exclusivity in the United States until March 2009.

Johnson & Johnson’s operating companies have made a practice of selling their products under trademarks and of obtaining protection for these trademarks by all available means. These trademarks are protected by registration in the United States and other countries where such products are marketed. Johnson & Johnson considers these trademarks in the aggregate to be of material importance in the operation of its businesses.

Seasonality

Worldwide sales do not reflect any significant degree of seasonality; however, spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research and development activity.

Competition

In all of their product lines, Johnson & Johnson’s operating companies compete with companies both large and small, located throughout the world. Competition is strong in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and improved products is important to Johnson & Johnson’s success in all areas of its businesses. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research and multiple sales forces. In addition, the development and maintenance of customer acceptance of the products of Johnson & Johnson’s consumer businesses involves significant expenditures for advertising and promotion.

Research and Development

Research activities represent a significant part of Johnson & Johnson’s subsidiaries’ businesses. Major research facilities are located not only in the United States but also in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Japan, the Netherlands, Singapore and the United Kingdom. The costs of worldwide Company-sponsored research activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients, excluding in-process research and development charges, amounted to $7,680 million, $7,125 million and $6,462 million for fiscal years 2007, 2006 and 2005, respectively. These costs are charged directly to income in the year in which incurred.

Environment

Johnson & Johnson’s operating companies are subject to a variety of federal, state and local environmental protection measures. Johnson & Johnson believes that its operations comply in all material respects with applicable environmental laws and regulations. Johnson & Johnson’s compliance with these requirements did not during the past year, and is not expected to, have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

Regulation

Most of Johnson & Johnson’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.

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

The regulatory agencies under whose purview Johnson & Johnson’s operating companies operate have administrative powers that may subject those companies to such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, Johnson & Johnson’s operating companies may deem it advisable to initiate product recalls.

In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Available Information

The Company’s main corporate Web site address is www.jnj.com. Copies of Johnson & Johnson’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-328-9033. All of the Company’s SEC filings are also available on the Company’s Web site at www.investor.jnj.com/governance.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s Web site at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee and the Nominating & Corporate Governance Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees and Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers are available at the www.investor.jnj.com/governance.cfm Web site address and will be provided without charge to any shareholder submitting a written request, as provided above.

Item 1A.  RISK FACTORS

Not applicable.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Johnson & Johnson and its subsidiaries operate 150 manufacturing facilities occupying approximately 21.6 million square feet of floor space.

The manufacturing facilities are used by the industry segments of Johnson & Johnson’s business approximately as follows:

Square Feet
(in
Segment	thousands)

Consumer	7,898
Pharmaceutical	6,082
Medical Devices and Diagnostics	7,635

Worldwide Total	21,615

Within the United States, eight facilities are used by the Consumer segment, 14 by the Pharmaceutical segment and 41 by the Medical Devices and Diagnostics segment. Johnson & Johnson’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment.

The locations of the manufacturing facilities by major geographic areas of the world are as follows:

		Square Feet
	Number of	(in
Geographic Area	Facilities	thousands)

United States	63	7,846
Europe	37	7,558
Western Hemisphere, excluding U.S.	16	2,972
Africa, Asia and Pacific	34	3,239

Worldwide Total	150	21,615

In addition to the manufacturing facilities discussed above, Johnson & Johnson and its subsidiaries maintain numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under “Business — Research and Development.”

Johnson & Johnson and its subsidiaries generally seek to own their manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

Johnson & Johnson’s properties are maintained in good operating condition and repair and are well utilized.

For information regarding lease obligations, see Note 4 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” on page 55 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 11 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 59 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.  LEGAL PROCEEDINGS

The information set forth in Note 18 “Legal Proceedings” under “Notes to Consolidated Financial Statements” on pages 66 through 72 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of Johnson & Johnson as of February 15, 2008, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Information with regard to the directors of the Company, including those of the following executive officers who are directors, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position

Dominic J. Caruso	50	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Donald M. Casey, Jr.	48	Member, Executive Committee; Worldwide Chairman, Comprehensive Care Group(b)
Russell C. Deyo	58	Member, Executive Committee; Vice President, General Counsel (c)
Kaye I. Foster-Cheek	48	Member, Executive Committee; Vice President, Human Resources(d)
Colleen A. Goggins	53	Member, Executive Committee; Worldwide Chairman, Consumer Group(e)
Sherilyn S. McCoy	49	Member, Executive Committee; Worldwide Chairman, Surgical Care Group(f)
Christine A. Poon	55	Vice Chairman, Board of Directors; Member, Executive Committee; Worldwide Chairman, Pharmaceuticals Group
Joseph C. Scodari	55	Member, Executive Committee(g)
Nicholas J. Valeriani	51	Member, Executive Committee; Vice President, Strategy & Growth(h)
William C. Weldon	59	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer

(a)	Mr. D. J. Caruso joined the Company in 1999 when the Company acquired Centocor, Inc. At the time of that acquisition, he had been Senior Vice President, Finance of Centocor. Mr. Caruso was named Vice President, Finance of Ortho-McNeil Pharmaceutical, Inc. in 2001 and Vice President, Group Finance of the Company’s Medical Devices and Diagnostics Group in 2003. In 2005, Mr. Caruso was named Vice President of the Company’s Group Finance organization. Mr. Caruso became a Member of the Executive Committee and Vice President, Finance and Chief Financial Officer in January 2007.

(b)	Mr. D. M. Casey, Jr., joined the Company in 1985 and held various positions before becoming President of Johnson & Johnson • Merck Consumer Pharmaceuticals Co. in 1997. In 2001, he was named President of Personal Products Company Division of Johnson & Johnson Consumer Companies, Inc. In 2002, Mr. Casey became the Group President of Johnson & Johnson Vision Care, Inc., and in 2004 was named Company Group Chairman, Vision Care. In November 2006, he was named Company Group Chairman of the LifeScan franchise. In January 2008, he became a Member of the Executive Committee and Worldwide Chairman, Comprehensive Care Group.

(c)	Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996 and Vice President, General Counsel in 2004.

(d)	Ms. K. I. Foster-Cheek joined the Company in 2003 as Vice President, Human Resources for the Johnson & Johnson consumer products companies. In March 2004, she was named Vice President, Human Resources for the Consumer & Personal Care Group and was named a member of the Human Resources Leadership Team and the Consumer & Personal Care Group Operating Committee. Ms. Foster-Cheek became a Member of the Executive Committee and Vice President, Human Resources for the Company in 2005. Prior to joining the Company, Ms. Foster-Cheek served in various human resources management positions with Pfizer Inc. for 13 years, most recently supporting its pharmaceutical businesses in Japan, Asia, Africa, Middle East and Latin America.

(e)	Ms. C. A. Goggins joined the Company in 1981 and held various positions before becoming President of Personal Products Company in 1994. She was named President of Johnson & Johnson Consumer Companies, Inc. in 1995 and Company Group Chairman, North America, Johnson & Johnson Consumer Products in 1998. Ms. Goggins became a Member of the Executive Committee and Worldwide Chairman, Consumer & Personal Care Group in 2001, now known as the Consumer Group.

(f)	Ms. S. S. McCoy joined the Company in 1982 as an Associate Scientist in Research & Development for Personal Products Company. She was named Vice President, Research & Development for the Personal Products Worldwide Division of McNEIL-PPC, Inc. in 1995, and Vice President, Marketing for its Skin Care franchise in 2000. In 2002, Ms. McCoy became Global President for its Baby and Wound Care franchise. She was named Company Group Chairman and Worldwide Franchise Chairman of Ethicon, Inc. in 2005. In January 2008 she became a Member of the Executive Committee and Worldwide Chairman, Surgical Care Group.

(g)	Mr. J. C. Scodari joined the Company in 1999 as President of Centocor, Inc. when the Company acquired Centocor. At the time of that acquisition, he had been the President and Chief Operating Officer of Centocor and a member of Centocor’s Board of Directors since December 1997. In 2001, he was named Company Group Chairman for the North American pharmaceutical business, and became a member of the Pharmaceuticals Group Operating Committee. In 2003, Mr. Scodari was named Company Group Chairman, Biopharmaceutical Businesses. Mr. Scodari became a Member of the Executive Committee and Worldwide Chairman, Pharmaceuticals Group in 2005. Mr. Scodari plans to retire from the Company in March 2008.

(h)	Mr. N. J. Valeriani joined the Company in 1978 and held various positions before becoming President of Ethicon Endo-Surgery, Inc. in 1997. In 2001 he was named Company Group Chairman for Ethicon Endo-Surgery with additional responsibility for the Johnson & Johnson Medical Products Medical Devices and Diagnostics business in Canada. He became Worldwide Franchise Chairman for the DePuy Franchise in 2002. Mr. Valeriani became a Member of the Executive Committee and Vice President, Human Resources in 2003. In 2004 he assumed additional responsibilities as Worldwide Chairman, Diagnostics. In 2005, Mr. Valeriani was appointed Worldwide Chairman, Cardiovascular Devices and Diagnostics and relinquished his Human Resources responsibilities. He became Worldwide Chairman, Medical Devices and Diagnostics Group in 2006. In January 2008 Mr. Valeriani became Vice President, Strategy & Growth.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2008, there were 171,981 record holders of Common Stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Share Repurchase and Dividends” on page 44; “ — Other Information — Common Stock Market Prices” on page 47; Note 10 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 57 and 58; and “Shareholder Return Performance Graphs” on page 77 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report on Form 10-K.

Issuer Purchases of Equity Securities

On July 9, 2007, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company’s Common Stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to fund the share repurchase program through a combination of available cash and debt. The Company does not expect its triple-A credit rating to be effected by the share repurchase program.

In addition, Common Stock purchases on the open market are made as part of a systematic plan related to the Company’s compensation programs.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2007.

			Total Number
			of Shares	Remaining
			Purchased as	Maximum Number
			Part of	of Shares that
	Total Number	Avg. Price	Publicly Announced	May Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share	Programs	or Programs(2)

October 1, 2007 through October 28, 2007	14,421,200	$65.71	5,981,000	—
October 29, 2007 through November 25, 2007	12,120,000	$65.61	10,021,600	—
November 26, 2007 through December 30, 2007	18,979,600	$67.63	13,536,900	—
Total	45,520,800		29,539,500	94,888,775

(1)	During the fiscal fourth quarter of 2007, the Company repurchased an aggregate of 29,539,500 shares of the Company’s Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 15,981,300 shares in open-market transactions outside of the program.

(2)	As of December 30, 2007, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on December 28, 2007 of $67.38 per share.

Item 6.  SELECTED FINANCIAL DATA

The information called for by this item is incorporated herein by reference to the material under the caption “Summary of Operations and Statistical Data 1997-2007” on page 76 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 36 through 47 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Financing and Market Risk” on page 43 and Note 1 “Summary of Significant Accounting Policies — Financial Instruments” under “Notes to Consolidated Financial Statements” on pages 53 and 54 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 48 through 75 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. William C. Weldon, Chairman and Chief Executive Officer, and Dominic J. Caruso, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Caruso concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.  Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 30, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on page 75 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 30, 2007, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such referred to above in this Item 9A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions “Election of Directors” and “Stock Ownership and Section 16 Compliance — Section 16(b) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance — Board Committees” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

The Company’s Policy on Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Policy on Business Conduct is available on the Company’s Web site at www.investor.jnj.com/governance/policies.cfm, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will be posted on the Company’s Web site at www.investor.jnj.com/governance.cfm within five business days (and retained on the Web site for at least one year).

In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers is available on the Company’s Web site at www.investor.jnj.com/governance/policies.cfm, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any executive officer will be posted on the Company’s Web site at www.investor.jnj.com/governance within five business days (and retained on the Web site for at least one year).

Item 11.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the material under the captions “Compensation Discussion and Analysis,” “Executive and Director Compensation” and “Compensation Committee Report” in the Proxy Statement.

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

Additional information called for by this item is incorporated herein by reference to the material under the captions “Stock Ownership and Section 16 Compliance” in the Proxy Statement and Note 10 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 57 and 58 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Equity Compensation Plan Information

The following table provides certain information as of December 30, 2007 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

	Number of Securities to	Weighted Average	Number of Securities
	be Issued Upon Exercise of	Exercise Price	Remaining Available for
	Outstanding Options,	of Outstanding, Warrants	Future Issuance Under
Plan Category	Warrants and Rights	Options and Rights	Equity Compensation Plans(4)

Equity Compensation Plans Approved by Security Holders(1)	240,336,048	$53.78	194,535,701
Equity Compensation Plans Not Approved by Security Holders(2)(3)	1,952,792	34.96	—
Total	242,288,840	53.63	194,535,701

(1)	Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: 1995 Stock Option Plan, 2000 Stock Option Plan, 2000 Stock Compensation Plan and 2005 Long-Term Incentive Plan.

(2)	Included in this category are 1,813,692 shares of Common Stock of the Company issuable under various equity compensation plans which were assumed by the Company upon acquisition of the following companies: ALZA Corporation, Scios Inc., Innovasive Devices, Inc., Inverness Medical Technology, Inc. and Centocor, Inc. 796,241 of the shares listed as issuable in this category were issued under plans that were approved by the shareholders of these companies prior to the acquisition and the assumption of these plans by the Company. At the time of each of these acquisitions, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under any of these plans since the assumption of these plans by the Company, and no further stock options or other equity awards of any type will be made under any of these plans in the future.

The shares that are included in this column that were issued under plans not approved by shareholders of the applicable acquired company are: 543,094 shares issuable under the 1996 Scios Non-Officer Stock Option Plan; 439,186 shares issuable under an ALZA non-statutory plan; and 35,171 shares issuable under warrants under an Inverness Medical plan.

(3)	Also included in this category are 139,100 shares of Common Stock of the Company issuable upon the exercise of outstanding stock options under the Company’s Stock Option Plan for Non-Employee Directors.

(4)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 48 through 75 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

Consolidated Balance Sheets at end of Fiscal Years 2007 and 2006

Consolidated Statements of Earnings for Fiscal Years 2007, 2006 and 2005

Consolidated Statements of Equity for Fiscal Years 2007, 2006 and 2005

Consolidated Statements of Cash Flows for Fiscal Years 2007, 2006 and 2005

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

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 30, 2007, December 31, 2006 and January 1, 2006
(Dollars in Millions)

	Balance at				Balance at
	Beginning of				End of
	Period	Accruals		Payments/ Other	Period

2007
Accrued Rebates(1)	$1,691	5,243		(5,132)	1,802
Accrued Returns	599	395		(346)	648
Accrued Promotions	457	2,908		(2,787)	578

Subtotal	$2,747	8,546		(8,265)	3,028
Reserve for doubtful accounts	160	42		(9)	193
Reserve for cash discounts	62	1,022		(1,013)	71

Total	$2,969	9,610		(9,287)	3,292

2006
Accrued Rebates(1)	$1,565	5,017		(4,891)	1,691
Accrued Returns	535	210		(146)	599
Accrued Promotions	388	2,284		(2,215)	457

Subtotal	$2,488	7,511		(7,252)	2,747
Reserve for doubtful accounts	164	17		(21)	160
Reserve for cash discounts	57	867		(862)	62

Total	$2,709	8,395		(8,135)	2,969

2005
Accrued Rebates(1)	$1,862	5,301		(5,598)	1,565
Accrued Returns	457	385		(307)	535
Accrued Promotions	466	2,112		(2,190)	388

Subtotal	$2,785	7,798	(2)	(8,095)	2,488
Reserve for doubtful accounts	206	19		(61)	164
Reserve for cash discounts	62	861		(866)	57

Total	$3,053	8,678		(9,022)	2,709

(1)	Includes reserve for customer rebates of $710 million, $558 million and $471 million at December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

(2)	Includes $186 million related to previously estimated performance-based rebate allowances in managed care contracts.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2008
JOHNSON & JOHNSON
(Registrant)

By	/s/ W. C. Weldon
W. C. Weldon, Chairman, Board of Directors,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. C. Weldon W. C. Weldon	Chairman, Board of Directors, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2008

/s/ C. A. Poon C. A. Poon	Vice Chairman, Board of Directors, and Director	February 20, 2008

/s/ D. J. Caruso D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 20, 2008

/s/ S. J. Cosgrove S. J. Cosgrove	Controller (Principal Accounting Officer)	February 20, 2008

/s/ M. S. Coleman M. S. Coleman	Director	February 20, 2008

/s/ J. G. Cullen J. G. Cullen	Director	February 20, 2008

/s/ M. M. E. Johns M. M. E. Johns	Director	February 20, 2008

Signature	Title	Date

/s/ A. G. Langbo A. G. Langbo	Director	February 20, 2008

/s/ S. L. Lindquist S. L. Lindquist	Director	February 20, 2008

/s/ L. F. Mullin L. F. Mullin	Director	February 20, 2008

/s/ W. D. Perez W. D. Perez	Director	February 20, 2008

/s/ C. Prince C. Prince	Director	February 20, 2008

/s/ S. S Reinemund S. S Reinemund	Director	February 20, 2008

/s/ D. Satcher D. Satcher	Director	February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
Johnson & Johnson:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2008 appearing in the 2007 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
February 20, 2008

EXHIBIT INDEX

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

3	(a)(i)	Restated Certificate of Incorporation dated April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
3	(a)(ii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.
3	(a)(iii)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 21, 1996 — Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.
3	(a)(iv)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 22, 2001 — Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
3	(a)(v)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2006 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2006.
3	(b)	By-Laws of the Company, as amended effective January 14, 2008 — Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed January 15, 2008.
4	(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long term debt of the Registrant.
10	(a)	Stock Option Plan for Non-Employee Directors — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(b)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 2002.*
10	(c)	1995 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1999.*
10	(d)	2000 Stock Compensation Plan — Incorporated herein by reference to Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(e)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10	(f)	Form of Stock Option Certificate and Restricted Shares to Non-Employee Directors Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 3, 2005.*
10	(g)	Form of Restricted Stock Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 2, 2005.*
10	(h)	Executive Bonus Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s Form S-8 Registration Statement filed with the Commission on November 8, 2005 (file no. 333-129542).*
10	(i)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(j)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan (as amended) — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(k)	Deferred Fee Plan for Non-Employee Directors (as amended) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2005.*

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

10	(l)	Executive Income Deferral Plan (as amended) — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(m)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(n)	Supplemental Retirement Plan — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(o)	Executive Life Insurance Plan — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(p)	Stock Option Gain Deferral Plan — Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(q)	Estate Preservation Plan — Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(r)	Summary of compensation arrangements for Named Executive Officers and Directors — Filed with this document.*
12		Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13		— Pages 36 through 77 of the Company’s Annual Report to Shareholders for fiscal year 2007 (only those portions of the Annual Report incorporated by reference in this report are deemed “filed”) — Filed with this document.
21		Subsidiaries — Filed with this document.
23		Consent of Independent Registered Public Accounting Firm — Filed with this document.
31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
99		Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements — Filed with this document.

*	Management contract or compensatory plan.

A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.