Form 10-Q
period 2008-03-30
JOHNSON & JOHNSON
filed 2008-05-07
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2008

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-3215

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza
New Brunswick, New Jersey  08933
(Address of principal executive offices)

Registrant's telephone number, including area code (732) 524-0400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes ( )No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (X)Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company  (  )

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     (  ) Yes      (X) No

    Indicate the number of shares outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

    On April 27, 2008 2,818,191,662 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

                         TABLE OF CONTENTS

Part I - Financial Information                                                Page No.

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
March 30, 2008 and December 30, 2007	3

Consolidated Statements of Earnings for the Fiscal
First Quarters Ended March 30, 2008 and
April 1, 2007	5

Consolidated Statements of Cash Flows for the Fiscal
First Quarters Ended March 30, 2008 and
April 1, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results
of Operations	20

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	27

Part II - Other Information

Item 1 - Legal Proceedings	28

Item 2 – Unregistered Sales of Equity Securities
and Use of Proceeds	28

Item 6 – Exhibits	28

Signatures	29

Part I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited; Dollars in Millions)

ASSETS

	March 30, 2008	December 30, 2007
Current Assets:
Cash & cash equivalents	$10,539	$7,770
Marketable securities	605	1,545
Accounts receivable, trade, less allowances for doubtful accounts $211 (2007,$193)	10,384	9,444
Inventories (Note 4)	5,575	5,110
Deferred taxes on income	2,602	2,609
Prepaid expenses and other receivables	4,113	3,467
Total current assets	33,818	29,945
Marketable securities, non-current	3	2
Property, plant and equipment, at cost	27,415	26,466
Less: accumulated depreciation	(12,929)	(12,281)
Property, plant and equipment, net	14,486	14,185
Intangible assets, net (Note 5)	14,818	14,640
Goodwill, net (Note 5)	14,615	14,123
Deferred taxes on income	5,129	4,889
Other assets	3,126	3,170
Total Assets	$85,995	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 30, 2008	December 30, 2007
Current Liabilities:
Loans and notes payable	$4,250	$2,463
Accounts payable	7,487	6,909
Accrued liabilities	5,751	6,412
Accrued rebates, returns and promotions	2,659	2,318
Accrued salaries, wages and commissions	1,222	1,512
Accrued taxes on income	702	223
Total current liabilities	22,071	19,837
Long-term debt	7,166	7,074
Deferred taxes on income	1,451	1,493
Employee related obligations	5,548	5,402
Other liabilities	4,134	3,829
Total liabilities	40,370	37,635
Shareholders’ Equity:
Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,842,548 shares)	3,120	3,120
Accumulated other comprehensive income (Note 8)	509	(693)
Retained earnings	57,811	55,280
Less: common stock held in treasury, at cost (302,312,000 and 279,620,000 shares)	15,815	14,388
Total shareholders’ equity	45,625	43,319
Total liabilities and shareholders’ equity	$85,995	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
	March 30, 2008	Percent to Sales	April 1, 2007	Percent to Sales
Sales to customers	$16,194	100.0%	$15,037	100.0%
Cost of products sold	4,614	28.5	4,385	29.1
Gross profit	11,580	71.5	10,652	70.9
Selling, marketing and administrative expenses	5,123	31.6	4,802	31.9
Research expense	1,712	10.6	1,652	11.0
In-process research & development	-	-	807	5.4
Interest income	(82)	(0.5)	(95)	(0.6)
Interest expense, net of portion capitalized	98	0.6	62	0.4
Other (income) expense, net	(18)	(0.1)	(228)	(1.5)
Earnings before provision for taxes on income	4,747	29.3	3,652	24.3
Provision for taxes on income (Note 3)	1,149	7.1	1,079	7.2
NET EARNINGS	$3,598	22.2%	$2,573	17.1%
NET EARNINGS PER SHARE
Basic	$1.27		$0.89
Diluted	$1.26		$0.88
CASH DIVIDENDS PER SHARE	$0.415		$0.375
AVG. SHARES OUTSTANDING
Basic	2,832.3		2,894.2
Diluted	2,866.3		2,924.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)
	Fiscal Quarters Ended
	March 30, 2008	April 1, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$3,598	$2,573
Adjustments to reconcile net earnings to cash flow:
Depreciation and amortization of property and intangibles	666	622
Stock based compensation	163	164
Purchased in-process research and development	-	807
Deferred tax provision	(27)	(5)
Accounts receivable allowances	12	3
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(517)	(562)
Increase in inventories	(259)	(120)
Decrease in accounts payable and accrued liabilities	(273)	(229)
Increase in other current and non-current assets	(1,112)	(373)
Increase in other current and non-current liabilities	985	957
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,236	3,837
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(479)	(446)
Proceeds from the disposal of assets	34	214
Acquisitions, net of cash acquired	(8)	(1,368)
Purchases of investments	(436)	(52)
Sales of investments	1,363	6
Other (primarily intangibles)	(22)	(40)
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	452	(1,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,174)	(1,085)
Repurchase of common stock	(1,779)	(295)
Proceeds from short-term debt	2,037	8,117
Retirement of short-term debt	(448)	(8,051)
Retirement of long-term debt	(2)	(5)
Proceeds from the exercise of stock Options and related excess tax benefits	256	234
NET CASH USED BY FINANCING ACTIVITIES	(1,110)	(1,085)

Effect of exchange rate changes on cash and cash equivalents	191	26
Increase in cash and cash equivalents	2,769	1,092
Cash and Cash equivalents, beginning of period	7,770	4,083
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,539	$5,175

Acquisitions
Fair value of assets acquired	$10	$1,599
Fair value of liabilities assumed	(2)	(231)
Net cash paid for acquisitions	$8	$1,368
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its Subsidiaries (the "Company") and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During the fiscal first quarter of 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was adopted in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 13 for more details.

During the fiscal first quarter of 2008, the Company adopted SFAS No.159, Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure financial assets and financial liabilities at fair value. See Note 13 for more details.

During the fiscal first quarter of 2008, the Company adopted EITF Issue 07-03 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. This issue requires nonrefundable advance payments for research and development to be capitalized and recognized as an expense as related goods are delivered or services are performed. The adoption of EITF Issue 07-03 did not have a significant impact on the Company’s results of operation, cash flows or financial position.

NOTE 2 - FINANCIAL INSTRUMENTS
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 133, SFAS 138 and SFAS 149 requiring that all derivative instruments be recorded on the balance sheet at fair value.

As of March 30, 2008, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $7 million after-tax. For additional information, see Note 8. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The maximum length of time over which the Company is hedging is 18 months.  The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For the fiscal first quarters ended March 30, 2008 and April 1, 2007, the net impact of the hedges' ineffectiveness, transactions not qualifying for hedge accounting and discontinuance of hedges to the Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2008 and 2007 were 24.2% and 29.5%, respectively. The change in the effective tax rate of 5.3% was due to the in-process research and development (IPR&D) charge of $807 million with no tax benefit recorded in the first fiscal quarter of 2007.

NOTE 4 - INVENTORIES
(Dollars in Millions)	March 30, 2008	December 30, 2007
Raw materials and supplies	$1,023	$905
Goods in process	1,846	1,384
Finished goods	2,706	2,821
Total	$5,575	$5,110

NOTE 5 - INTANGIBLE ASSETS & GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and indefinite lived intangible assets are assessed annually for impairment. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2007. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if conditions warranted.

(Dollars in Millions)	March 30, 2008	December 30, 2007
Trademarks (non-amortizable)- gross	$6,405	$6,457
Less accumulated amortization	136	144
Trademarks (non-amortizable)- net	6,269	6,313
Patents and trademarks - gross	4,753	4,597
Less accumulated amortization	1,656	1,615
Patents and trademarks – net	3,097	2,982
Other intangibles - gross	7,637	7,399
Less accumulated amortization	2,185	2,054
Other intangibles – net	5,452	5,345
Total intangible assets - gross	18,795	18,453
Less accumulated amortization	3,977	3,813
Total intangible assets - net	14,818	14,640
Goodwill - gross	15,370	14,866
Less accumulated amortization	755	743
Goodwill – net	14,615	14,123

Goodwill as of March 30, 2008 as allocated by segment of business is as follows:

(Dollars in Millions)
	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net of accumulated amortization at December 30, 2007	$8,125	$964	$5,034	$14,123
Acquisitions	-	-	6	6
Translation & other	427	28	31	486
Goodwill, net as of March 30, 2008	$8,552	$992	$5,071	$14,615

The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively.  The amortization expense of amortizable intangible assets for the fiscal first quarter ended March 30, 2008 was $169 million and the estimated amortization expense for the five succeeding years approximates $750 million before tax, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
SALES BY SEGMENT OF BUSINESS(1)
(Dollars in Millions)
	Fiscal First Quarters
	March 30, 2008	April 1, 2007	Percent Change
Consumer
U.S.	$1,819	$1,629	11.7%
International	2,245	1,867	20.2
Total	4,064	3,496	16.2
Pharmaceutical
U.S.	4,070	4,034	0.9
International	2,359	2,187	7.9
Total	6,429	6,221	3.3
Medical Devices & Diagnostics
U.S.	2,588	2,584	0.2
International	3,113	2,736	13.8
Total	5,701	5,320	7.2

Worldwide
U.S.	8,477	8,247	2.8
International	7,717	6,790	13.7
Total	$16,194	$15,037	7.7%

(1) Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS
(Dollars in Millions)	Fiscal First Quarters
	March 30, 2008	April 1, 2007	Percent Change
Consumer	$728	$760	(4.2)%
Pharmaceutical	2,367	2,281	3.8
Medical Devices & Diagnostics (2)	1,800	715	151.7
Segments total	4,895	3,756	30.3
Income/(expense) not allocated to segments	(148)	(104)
Worldwide total	$4,747	$3,652	30.0%

(2) Includes $807 million of IPR&D charges related to the acquisition of Conor Medsystems, Inc. completed in the fiscal first quarter of 2007.

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)
	Fiscal First Quarters
	March 30, 2008	April 1, 2007	Percent Change
U.S.	$8,477	$8,247	2.8%
Europe	4,308	3,812	13.0
Western Hemisphere, excluding U.S.	1,245	1,046	19.0
Asia-Pacific, Africa	2,164	1,932	12.0
Total	$16,194	$15,037	7.7%

NOTE 7 - EARNINGS PER SHARE
The  following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended March 30, 2008 and April 1, 2007.

(Shares in Millions)	Fiscal Quarters Ended
	March 30, 2008	April 1, 2007
Basic net earnings per share	$1.27	$.89
Average shares outstanding – basic	2,832.3	2,894.2
Potential shares exercisable under stock option plans	205.0	209.4
Less: shares which could be repurchased under treasury stock method	(174.7)	(183.2)
Convertible debt shares	3.7	3.9
Adjusted average shares outstanding – diluted	2,866.3	2,924.3
Diluted earnings per share	$1.26	$.88

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million for both the fiscal first quarters ended March 30, 2008 and April 1, 2007.

The diluted earnings per share calculation excluded 63 million and 68 million shares related to options for the fiscal first quarters ended March 30, 2008 and April 1, 2007, respectively, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The total comprehensive income for the fiscal first quarter ended March 30, 2008 was $4.8 billion, compared with $2.6 billion for the same period a year ago.  Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the changes in the components of accumulated other comprehensive income.

(Dollars in Millions)	For. Cur. Trans.	Unrld Gains/ (Losses) on Sec	Employee Benefit Plans	Gains/ (Losses) on Deriv & Hedges	Total Accum Other Comp Inc/ (Loss)
December 30, 2007	$ 628	84	(1,360)	(45)	(693)
2008 Three Months changes
Net change associated with current period hedging transactions				(21)
Net amount reclassed to net earnings				59*
Net three months changes	1,179	(37)	22	38	1,202
March 30, 2008	$1,807	47	(1,338)	(7)	509

Amounts in accumulated other comprehensive income are presented net of the related tax impact.  Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Substantially offset in net earnings by changes in value of the   underlying transactions.

NOTE 9 – MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal first quarter of 2008, there were no significant acquisitions. In the fiscal first quarter of 2007 the Company acquired Conor Medsystems, Inc., a cardiovascular device company. An in-process research & development (IPR&D) charge of $807 million before and after tax was recorded related to the acquisition of Conor Medsystems, Inc.

During the fiscal first quarter of 2007, the Company completed the divestiture of the KAOPECTATE®, UNISOM®, CORTIZONE®, BALMEX® and ACT® consumer products to Chattem, Inc. for $410 million in cash.

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2008 and 2007 included the following components:

(Dollars in Millions)
	Retirement Plans		Other Benefit Plans
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Service cost	$129	135	$36	37
Interest cost	179	160	41	37
Expected return on
plan assets Amortization of prior	(224)	(197)	(1)	(1)
service cost	3	2	(1)	(2)
Recognized actuarial
losses	19	47	16	17

Net periodic benefit cost	$106	147	$91	88

Company Contributions
The Company contributed $12 million during the fiscal first quarter of 2008 to its U.S. and international retirement plans.  The Company does not expect a minimum statutory funding requirement for its U.S. retirement plans in 2008. International plans will be funded in accordance with local regulations.

NOTE 11 – RESTRUCTURING

In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company's Pharmaceuticals segment will reduce its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise is moving to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients' cardiovascular needs, while reducing its cost base. Additionally, as part of this program the Company plans to eliminate approximately 4,400 positions of which 2,200 have been eliminated since the plans inception. The Company is also accelerating steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies.

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

The following table summarizes the severance reserve and the associated spending for the program through the first quarter of 2008:

(Dollars in Millions)	Severance
Reserve balance as of:
December 30, 2007	$404
Cash outlays*	(67)
March 30, 2008	$337

*Cash outlays for severance are expected to be paid out over the next 12 to 15 months in accordance with the Company’s plans and local laws.

NOTE 12 - LEGAL PROCEEDINGS
PRODUCT LIABILITY
The Company is involved in numerous product liability cases in the United States, many of which concern adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use that accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any product liability results from such cases, it will be substantially covered by existing amounts accrued in the Company’s balance sheet and, where available, by third-party product liability insurance.

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC® and the CHARITE™ Artificial Disc. There are approximately 4,000 claimants who have filed lawsuits or made claims regarding injuries allegedly due to ORTHO EVRA®, 613 claimants with respect to RISPERDAL®, 270 with respect to CHARITE™ and 49 with respect to DURAGESIC®. These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL®, the Attorneys General of five states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 20 other states have indicated a potential interest in pursuing similar litigation against the company’s Janssen subsidiary, and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions.

Numerous claims and lawsuits in the United States relating to the drug PROPULSID®, withdrawn from general sale by the Company’s Janssen subsidiary in 2000, have been resolved or are currently enrolled in settlement programs with an aggregate cap below $100 million. Litigation concerning PROPULSID® is pending in Canada, where a class action of persons alleging adverse reactions to the drug has been certified.

AFFIRMATIVE STENT PATENT LITIGATION

In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases.  The cases have been returned to the District Court for further proceedings and Cordis intends to ask the District Court to re-instate the original damage verdicts.

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

In January 2003, Cordis filed a patent infringement action against Boston Scientific in Delaware Federal District Court accusing its Express2™, Taxus® and Liberte® stents of infringing the Palmaz patent that expired in November 2005. The Liberte® stent was also accused of infringing Cordis’ Gray patent that expires in 2016. In June 2005, a jury found that the Express2™, Taxus® and Liberte® stents infringed the Palmaz patent and that the Liberte® stent also infringed the Gray patent. Boston Scientific has appealed to the U.S. Court of Appeals for the Federal Circuit.

Cordis has filed several lawsuits in New Jersey Federal District Court against Guidant Corporation, Abbott Laboratories, Inc. and Boston Scientific alleging that the Xience V (Abbott) and Promus (Boston Scientific) drug eluting stents infringe several patents owned by or licensed to Cordis.

Cordis has also filed a lawsuit in New Jersey Federal District Court against Medtronic alleging that the sale of Medtronic’s Endeavor drug eluting stent infringes several patents licensed to Cordis.

PATENT LITIGATION AGAINST VARIOUS JOHNSON & JOHNSON SUBSIDIARIES

The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties.

In July 2005, a jury in Federal District Court in Delaware found that the Cordis CYPHER® Stent infringed Boston Scientific’s Ding ’536 patent and that the Cordis CYPHER® and BX VELOCITY® Stents also infringed Boston Scientific’s Jang ’021 patent. The jury also found both of those patents valid. Boston Scientific seeks substantial damages and an injunction in that action. The District Court denied motions by Cordis to overturn the jury verdicts or grant a new trial. Cordis has appealed to the Court of Appeals for the Federal Circuit. The District Court indicated it will consider damages, willfulness and injunctive relief after the appeals have been decided.

Boston Scientific has brought actions in Belgium, the Netherlands, Germany and France under its Kastenhofer patent, which purports to cover two-layer catheters such as those used to deliver the CYPHER® Stent, to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages. A hearing in the Belgian case is scheduled for May 2008. A decision by the lower court in the Netherlands in Boston Scientific’s favor was reversed on appeal in April 2007. Boston Scientific has filed an appeal to the Dutch Supreme Court. In October 2007, Boston Scientific prevailed in the nullity action challenging the validity of the Kastenhofer patent filed by Cordis in Germany. Cordis has appealed. No hearings have been scheduled in the French action.

Trial in Boston Scientific’s U.S. case based on the Kastenhofer patent in Federal Court in California concluded in October 2007 with a jury finding that the patent was invalid.  The jury also found for Cordis on its counterclaim that sale by Boston Scientific of its balloon catheters and stent delivery systems infringe Cordis’ Fontirroche patent.  The Court has denied Boston Scientific’s post trial motions and is considering the appropriate remedy for future infringement.

In Germany, Boston Scientific has several actions based on its Ding patents pending against the Cordis CYPHER® Stent. Cordis was successful in these actions at the trial level, but Boston Scientific has appealed.

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

J&J Product	Company	Patents	Plaintiff/ Patent Holder	Trial Court Date	Date Filed
Two-layer	Cordis	Kasten-	Boston Scientific	Multiple European *	09/07
Catheters		hofer	Corp.

Contact Lenses	Vision Care	Nicolson	CIBA Vision	M.D.FL 02/09	09/03
				Multiple European *	09/07

Stents	Cordis	Ricci	Medtronic and Evysio	E.D.TX *	03/07

CYPHER® Stent	Cordis	Wall	Wall	E.D.TX *	11/07

CYPHER® Stent	Cordis	Bonutti	MarcTec	S.D.IL *	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D.TX *	10/07

* Trial date to be established.

LITIGATION AGAINST FILERS OF ABBREVIATED NEW DRUG APPLICATIONS (ANDAs)

The following chart indicates lawsuits pending against generic firms that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the subsidiary of the Company involved is not successful in these actions, or the statutory 30-month stay expires before a ruling from the district court is obtained, the firms involved will have the ability, upon FDA approval, to introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company’s subsidiary.

As noted in the following chart, 30-month stays expired during 2006 and 2007, and will expire in 2008, 2009 and 2010 with respect to ANDA challenges regarding various products:

Brand Name Product	Patent/NDA Holder	Generic Challenger	Court	Trial Date	Date Filed	30-Month Stay Expiration

ACIPHEX®	Eisai (for Janssen)	Teva	S.D.NY	03/07	11/03	02/07
20 mg delay release tablet		Dr. Reddy’s	S.D.NY	03/07	11/03	02/07

CONCERTA® 18,27,36 and 54 mg controlled release tablet	McNeil-PPC ALZA	Andrx	D.DE	12/07	09/05	None

LEVAQUIN® 250, 500, 750 mg tablets	Ortho-McNeil	Lupin	D.NJ	*	10/06	03/09

ORTHO TRI CYCLEN ® LO 0.18 mg/0.025 mg 0.215 mg/0.025 mg and 0.25 mg/0.025 mg	Ortho-McNeil	Barr	D.NJ	*	10/03	02/06

PEPCID® COMPLETE	McNeil-PPC	Perrigo	S.D.NY	02/07	02/05	06/07

RAZADYNE™	Janssen	Teva	D.DE	05/07	07/05	08/08
		Mylan	D.DE	05/07	07/05	08/08
		Dr. Reddy's	D.DE	05/07	07/05	08/08
		Purepac	D.DE	05/07	07/05	08/08
		Barr	D.DE	05/07	07/05	08/08
		Par	D.DE	05/07	07/05	08/08
		AlphaPharm	D.DE	05/07	07/05	08/08

RAZADYNE™ ER	Janssen	Barr	D.NJ	*	06/06	11/08
		Sandoz	D.NJ	*	05/07	09/09
		KV Pharma	D.NJ	*	12/07	05/10

RISPERDAL® Oral Solution, 1 mg/ml	Janssen	Apotex	D.NJ	*	03/06	08/08

TOPAMAX® 25,50,100, 200 mg tablet	Ortho-McNeil	Mylan	D.NJ	*	04/04	09/06
		Cobalt	D.NJ	*	10/05	03/08

TOPAMAX® SPRINKLE 15, 25 mg capsule	Ortho-McNeil	Cobalt	D.NJ	*	12/05	05/08
		Mylan	D.NJ	*	10/06	03/09

ULTRACET	Ortho-McNeil	Apotex	N.D.IL	*	07/07	12/09
		Mylan	N.D.IL	*	03/08	08/10

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil	Par	D.DE	11/08	05/07	09/09
 * Trial date to be established.

Trial in the action against Teva, Dr. Reddy’s and Mylan with respect to their ANDA challenges to the patent on ACIPHEX® of Eisai Inc., marketing partner of the Company’s subsidiary Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), proceeded before the District Court in New York in March 2007. In May 2007, the Court held that the ACIPHEX® compound patent is enforceable. The Court had previously held that the patent is valid. Teva and Dr. Reddy’s have appealed both decisions to the Court of Appeals for the Federal Circuit. Mylan withdrew its appeal.  The appeal was argued on February 8, 2008.  A ruling is expected in the near term.

In the action against Barr regarding ORTHO TRICYCLEN® LO, on January 22, 2008, the Company’s subsidiary Ortho Women’s Health & Urology, a Division of Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Barr agreed to a non-binding term sheet to settle the litigation, which settlement discussions are still underway.  The trial court postponed the January 22, 2008 trial without setting a new trial date.

In the action against Apotex regarding RISPERDAL® (risperidone) Oral Solution, the trial court dismissed Apotex’s challenge to the validity and infringement of two patents relating to formulations for an oral solution product. Apotex appealed this decision in October 2007.

In the actions against Mylan with respect to the patent on TOPAMAX®, the District Court in New Jersey, in 2006, granted the motion of Ortho-McNeil for a preliminary injunction barring launch by Mylan of its generic versions of TOPAMAX®. In February 2007, the District Court granted Ortho-McNeil’s motion for summary judgment dismissing Mylan’s claim that the patent was obvious, the only remaining issue in the case. The Court entered judgment in the case for Ortho-McNeil, and entered an injunction prohibiting Mylan from marketing its generic topiramate products until a date no earlier than patent expiration in September 2008. Mylan appealed this ruling. In April 2007, the District Court entered judgment against Cobalt pursuant to its stipulation to be bound by the outcome in the Mylan suit. Cobalt appealed that ruling. The Court of Appeals heard argument on both appeals in November 2007.  On March 31, 2008, the Court of Appeals affirmed the judgment that the patent is valid, enforceable and infringed.

In the action against Perrigo regarding a patent for PEPCID® COMPLETE, the District Court for the Southern District of New York, in June 2007, held that the patent was invalid as obvious. The Company’s subsidiary McNEIL-PPC, Inc. appealed that decision with its partners, Merck & Co., Inc., and Johnson & Johnson*Merck Consumer Pharmaceuticals Co.  On April 14, 2008, the Court of Appeals affirmed the decision that the patent is invalid.

In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE® patent that Janssen licenses from Synaptech, Inc., a four-day non-jury trial was held in the District Court in Delaware in May 2007. The Court has yet to issue its ruling in that action.

In the action against Andrx with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the District Court in Delaware in December 2007. The Court has yet to issue its ruling in that action.

In the action against Sandoz with respect to its ANDA challenge to a RAZADYNE® ER patent that Janssen licenses from Synaptech, Inc., the action has been stayed pending the outcome in the above litigation in Delaware federal court. Sandoz originally challenged only one of two patents for RAZADYNE® ER, and certified that it will await expiration of the second patent in 2019 before marketing its generic version of RAZADYNE® ER. In April 2008, Sandoz notified Janssen that it has now challenged the second patent in its ANDA and seeks to market the product before that patent expires in 2019.

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

The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. Trial in the action brought by the Attorney General of the State of Alabama making allegations related to AWP is expected to proceed during 2008. Additional AWP cases brought by various Attorneys General are expected to be set for trial in 2009.

OTHER

In July 2003, Centocor Inc., a Johnson & Johnson subsidiary, received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney’s Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the U.S. Attorney’s Office. Both the Company and Centocor have responded to these requests for documents and information.

In December 2003, Ortho-McNeil received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). Additional subpoenas for documents have been received. Ortho-McNeil is cooperating in responding to the subpoenas. In October 2004, the U.S. Attorney’s Office in Boston asked attorneys for Ortho-McNeil to cooperate in facilitating the subpoenaed testimony of several present and former Ortho-McNeil employees before a federal grand jury in Boston. Cooperation in securing the testimony of additional witnesses before the grand jury has been requested and is being provided.

In January 2004, Janssen received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® (risperidone) from 1997 to 2002. Documents subsequent to 2002 have also been requested. An additional subpoena seeking information about marketing of and adverse reactions to RISPERDAL® was received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Subpoenas seeking testimony from various witnesses before a grand jury have also been received. Janssen is cooperating in responding to these subpoenas.

In August 2004, Johnson & Johnson Health Care Systems, Inc. (HCS), a Johnson & Johnson subsidiary, received a subpoena from the Dallas, Texas U.S. Attorney’s Office seeking documents relating to the relationships between the group purchasing organization, Novation, and HCS and other Johnson & Johnson subsidiaries. The Company’s subsidiaries involved have responded to the subpoena.

In September 2004, Ortho Biotech Inc. (Ortho Biotech), received a subpoena from the U.S. Office of Inspector General’s Denver, Colorado field office seeking documents directed to sales and marketing of PROCRIT® (Epoetin alfa) from 1997 to the present, as well as to dealings with U.S. Oncology Inc., a healthcare services network for oncologists. Ortho Biotech has responded to the subpoena.

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs are seeking to appeal these decisions. In April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely.

In March 2005, DePuy Orthopaedics, Inc. (DePuy), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of New Jersey, seeking records concerning contractual relationships between DePuy and surgeons or surgeons-in-training involved in hip and knee replacement and reconstructive surgery. This investigation was resolved by DePuy and the four other leading suppliers of hip and knee implants in late September 2007 by agreements with the U.S. Attorney’s Office for the District of New Jersey. The settlements include an 18-month Deferred Prosecution Agreement (DPA), acceptance by each company of a monitor to assure compliance with the DPA and, with respect to four of the five companies, payment of settlement monies and entry into five year Corporate Integrity Agreements. DePuy paid $85 million as its settlement.  In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a civil investigative demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy, which relationships had been publicly disclosed by DePuy pursuant to the DPA. In February 2008, DePuy received a written request for information from the United States Senate Special Committee on Aging, as a follow-up to earlier inquiries, concerning a number of aspects of the DPA.

In June 2005, the U.S. Senate Committee on Finance requested the Company to produce information regarding use by several of its pharmaceutical subsidiaries of educational grants. A similar request was sent to other major pharmaceutical companies. In July 2005, the Committee specifically requested information about educational grants in connection with the drug PROPULSID®. A follow up request was received from the Committee for additional information in January 2006. On October 30, 2007 another letter was received from the U.S. Senate Committee on Finance requesting information concerning payments to a list of physicians, and specification as to whether any such payments were for continuing medical education, honoraria, research support, etc. The Company has responded to these requests.

In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco.

In September 2005, Johnson & Johnson received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long term care facilities. The Johnson & Johnson subsidiaries involved are responding to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation.

In November 2005, Amgen filed suit against Hoffmann-LaRoche, Inc. in the U.S. District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it will seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses EPO for sale in the United States to Ortho Biotech for non-dialysis indications. Trial in this action concluded in October 2007 with a verdict in Amgen’s favor.  Roche has appealed.

In late December 2005 and early 2006, three purported class actions were filed on behalf of purchasers of endo-mechanical instruments against the Company and its wholly-owned subsidiaries, Ethicon, Inc., Ethicon Endo-Surgery, Inc., and Johnson & Johnson Health Care Systems, Inc. These cases challenge suture and endo-mechanical contracts with Group Purchasing Organizations and hospitals, in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. These actions have been filed in the United States District Court for the Central District of California.

In February 2006, Johnson & Johnson received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil for Food Program.The subsidiaries are cooperating with the SEC and U.S. Department of Justice (DOJ) in producing responsive documents.

In June 2006, DePuy received a subpoena from the U.S. Department of Justice’s (DOJ) Antitrust Division, requesting documents related to the manufacture, marketing and sale of orthopaedic devices, and had search warrants executed in connection with the investigation. DePuy has responded to the request for documents.  By letter dated March 25, 2008, the DOJ advised that it had closed this investigation.   In the wake of publicity about the subpoena, DePuy was served with five civil antitrust class actions. All of those cases have been dismissed without prejudice to the right to file them in the future.

In September 2006, Janssen received a subpoena from the Attorney General of the State of California seeking documents regarding sales and marketing and side-effects of RISPERDAL®, as well as interactions with State officials regarding the State’s formulary for Medicaid-reimbursed drugs. Janssen has responded to the subpoena.

In February 2007, Johnson & Johnson voluntarily disclosed to the DOJ and the SEC that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets have been brought to the attention of the agencies by the Company. The Company has provided and will continue to provide additional information to DOJ and SEC, and will cooperate with the agencies’ reviews of these matters.

In March 2007, Cordis received a letter request for documents from the Committee on Oversight and Government Reform of the U.S. House of Representatives regarding marketing and safety of drug-eluting stents. Cordis is cooperating in responding to the request.

In March 2007, the Company received separate subpoenas from the U.S. Attorney’s Office in Philadelphia, the U.S. Attorney’s Office in Boston and the U.S. Attorney’s Office in San Francisco. The subpoenas relate to investigations by these three offices referenced above concerning, respectively, sales and marketing of RISPERDAL® by Janssen, TOPAMAX® by Ortho-McNeil and NATRECOR® by Scios. The subpoenas request information regarding the Company’s corporate supervision and oversight of these three subsidiaries, including their sales and marketing of these drugs. The Company is cooperating in responding to these requests. In addition, the U.S. Attorney’s office in Boston has issued subpoenas to several employees of Johnson & Johnson.

In March 2007, the Company received a letter from the Committee on Energy and Commerce of the U.S. House of Representatives seeking answers to several questions regarding marketing and safety of PROCRIT®, the erythropoietin product sold by Ortho-Biotech. In March 2008, the Committee on Energy and Commerce sent the Company a second letter focused on direct-to-consumer advertising for Procrit.  In May 2007, Senator Grassley, the ranking member of the United States Senate Committee on Finance, sent the Company a letter seeking information relating to PROCRIT®. The Company provided its initial response in July 2007.  By letter dated February 11, 2008, the Senate Finance Committee requested further rebate information for Ortho Biotech’s five largest physicians and/or group practices in each state.  In May 2007, the New York State Attorney General issued a subpoena seeking information relating to PROCRIT®. Like the House and Senate requests, the subpoena asks for materials relating to PROCRIT® safety, marketing and pricing. The Company is responding to these requests.

In April 2007, the Company received two subpoenas from the Office of the Attorney General of the State of Delaware. The subpoenas seek documents and information relating to nominal pricing agreements. For purposes of the subpoenas, nominal pricing agreements are defined as agreements under which the Company agreed to provide a pharmaceutical product for less than ten percent of the Average Manufacturer Price for the product. The Company is responding to the subpoenas and will cooperate with the inquiry.

In August 2007, the Company received a request for documents and interviews of witnesses from the Committee on Energy and Commerce of the U.S. House of Representatives concerning GMP (Good Manufacturing Practice) issues involving the CYPHER® Stent. The letter states that FDA inspectors in 2003 identified “numerous systemic violations” of GMP’s in connection with CYPHER® manufacturing but nonetheless allowed Cordis to continue marketing CYPHER® Stents. Cordis is cooperating in responding to this request.

In October 2007, the Company received a request for documents from Senator Grassley on behalf of the Committee on Finance of the U.S. Senate concerning continuing medical education payments to specific physicians. The Company is in the process of complying with the request.

In November 2007, the Company received a request from United States Senators Byron Dorgan and Olympia Snowe seeking information relating to the Company’s oversight of foreign manufacturing facilities.  The Company responded in January 2008.

In December 2007, the Company and its subsidiary Janssen received a request from Senator Grassley on behalf of the Committee on Finance of the U.S. Senate for documents and information concerning the marketing and promotion of RISPERDAL® for use by nursing home patients. The companies are in the process of collecting responsive documents and obtaining the relevant information.

In January 2008, the European Commission (“EC”) began an industry-wide antitrust inquiry concerning competitive conditions within the pharmaceutical sector.  Because this is a sector inquiry, it is not based on any specific allegation that the company has violated EC competition law.  The inquiry began with unannounced raids of a substantial number of pharmaceutical companies throughout Europe, including Johnson & Johnson affiliates.  In March 2008, the EC issued detailed questionnaires to approximately 100 companies, including Johnson & Johnson affiliates.  The Commission anticipates issuing a preliminary report on the overall state of competition and innovation in the industry in fall 2008 and a final report in spring 2009.

In March 2008, the Company received a letter request from the Attorney General of the State of Michigan. The request seeks documents and information relating to nominal price transactions.  The Company is responding to the request and will cooperate with the inquiry.

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

The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

NOTE 13 Fair Value Measurements

During the fiscal first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. During the fiscal first quarter of 2008, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the Company to measure certain financial assets and financial liabilities at fair value. The Company assessed the fair value option made available upon adopting SFAS No. 159, and has elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

SFAS No. 157 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

The following table provides a summary of the significant assets and liabilities that are measured at fair value as of March 30, 2008.

(Dollars in Millions)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	March 30, 2008	Level 1	Level 2	Level 3
Assets
Derivative instruments	$1,159		$1,159

Liabilities
Derivative instruments	$2,260		$2,260

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes on future intercompany and third party purchases of raw materials denominated in foreign currency.  The Company also uses currency swaps to manage currency risk primarily related to borrowings. The fair value of derivative instruments is the aggregation, by currency, of all future cash flows discounted to present value at prevailing market interest rates, and subsequently converted to the United States dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differs from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on our results of operations, cash flows or financial position.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the fiscal first quarter of 2008, worldwide sales were $16.2 billion, with a total increase of 7.7% and an operational increase of 2.6% over 2007 fiscal first quarter sales of $15.0 billion.  Currency had a positive impact of 5.1% on total reported fiscal first quarter 2008 sales.

Sales by U.S. companies were $8.5 billion in the fiscal first quarter of 2008, which represented a total increase of 2.8% over the same period last year. Sales by international companies were $7.7 billion, which represented a total increase of 13.7%, an operational increase of 2.4%, and a positive impact from currency of 11.3% over 2007 fiscal first quarter sales.

Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 19.0% with operational growth of 6.2% and a positive impact from currency of 12.8%. Sales by companies in Europe experienced an increase of 13.0%, with operational growth of 0.8% and a positive impact from currency of 12.2%.  Sales by companies in the Asia-Pacific, Africa region posted sales growth of 12.0%, with operational growth of 3.2% and a positive impact from currency of 8.8%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the fiscal first quarter of 2008 were  $4.1 billion, an increase of 16.2% over the same period a year ago, with 9.9% of operational growth and a positive impact from currency of 6.3%. U.S. consumer segment sales increased 11.7%, while international sales increased 20.2%, including operational growth of 8.3% and a positive currency impact of 11.9%.

Major Consumer Franchise Sales
	Fiscal Quarters Ended
(Dollars in Millions)	March 30, 2008	April 1, 2007	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$1,594	$1,257	26.8%	20.5%	6.3%
Skin Care	840	764	9.9	4.0	5.9
Baby Care	533	447	19.2	11.1	8.1
Women’s Health	461	421	9.5	1.8	7.7
Oral Care	386	359	7.5	2.9	4.6
Wound Care/Other	250	248	0.8	(4.2)	5.0
Total	$4,064	$3,496	16.2%	9.9%	6.3%

The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 20.5%. A major contributor was the successful launch of the over-the-counter ZYRTEC® in the U.S. Additionally, adult and pediatric analgesics achieved strong growth.

The Skin Care franchise achieved operational growth of 4.0%. This was attributable to strong performances from the AVEENO®, CLEAN & CLEAR®, and NEUTROGENA® product lines due to new product launches and strength in the core business. This growth was partially offset by the discontinuation of Evian®, a line of facial refreshers marketed in Europe.

The Baby Care franchise operational growth of 11.1% was the result of strong performance by wipes, haircare, powder and oil product lines outside the U.S. and Babycenter.com.

The Women’s Health franchise achieved operational growth of 1.8%. Growth in the sanitary protection lines outside the U.S. was partially offset by lower sales of napkins, K-Y® and MONISTAT® in the U.S. due to increased competition.

The Oral Care franchise operational growth of 2.9% was achieved by strong performance of LISTERINE® mouthwash and dissolvable whitening strips, launched in the third quarter of 2007, partially offset by sales declines of REACH® and REMBRANDT® products.

Pharmaceutical
Pharmaceutical segment sales in the fiscal first quarter of 2008 were $6.4 billion, an increase of 3.3% over the same period a year ago with an operational decline of 0.6% and a positive impact from currency of 3.9%. U.S. Pharmaceutical sales increased by 0.9%, while international Pharmaceutical sales increased by 7.9%, with an operational decline of 3.1% and a positive impact from currency of 11.0%.

Major Pharmaceutical Product Revenues*
(Dollars in Millions)	Fiscal Quarters Ended
	March 30, 2008	April 1, 2007	Total Change	Operations Change	Currency Change
REMICADE®	$998	$731	36.5%	36.5%	-%
RISPERDAL®	809	867	(6.7)	(9.3)	2.6
TOPAMAX®	646	610	5.9	3.9	2.0
PROCRIT®/EPREX®	629	817	(23.0)	(27.2)	4.2
LEVAQUIN®/FLOXIN®	496	479	3.5	3.3	0.2
RISPERDAL® CONSTA	309	261	18.4	9.7	8.7
CONCERTA®	290	252	15.1	12.6	2.5
ACIPHEX®/PARIET®	277	336	(17.6)	(23.1)	5.5
DURAGESIC®/Fentanyl Transdermal	233	303	(23.1)	(28.5)	5.4

Other	1,742	1,565	11.3	5.1	6.2
Total	$6,429	$6,221	3.3%	(0.6)%	3.9%

*Prior year amounts have been reclassified to conform to current presentation

Sales growth within the segment was led by strong performances from REMICADE® (infliximab), RISPERDAL CONSTA® (risperidone) and CONCERTA®. Generic competition related to DURAGESIC® (fentanyl transdermal system) and RISPERDAL® oral outside the U.S., continued to negatively impact sales during the fiscal first quarter of 2008.

REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 36.5% over prior year fiscal first quarter. This growth was driven by market growth and unusually high export sales due to customer production planning needs. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.

RISPERDAL® (risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, experienced an operational decline of 9.3% versus the prior year. Sales outside the U.S. declined due to generic competition in many markets. The patent for the RISPERDAL® compound in the U.S. and most major markets outside the U.S. expired in December 2007. The U.S. Food and Drug Administration (FDA) granted pediatric exclusivity for RISPERDAL®, which extends the marketing exclusivity in the U.S. for RISPERDAL® oral to the end of June 2008. Loss of market exclusivity for RISPERDAL® oral patent is likely to result in a significant reduction in sales in the U.S. In the fiscal year 2007, U.S. sales of RISPERDAL® oral were $2.2 billion.

TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, achieved operational growth of 3.9% primarily due to increases in the migraine category partially offset by generic competition in certain markets outside the U.S. The patent for TOPAMAX® (topiramate) in the U.S. will expire in September 2008. The Company filed for the pediatric extension with the FDA, which if obtained, would grant market exclusivity in the U.S. until March 2009. The expiration of a product patent or loss of market exclusivity is likely to result in a significant reduction in sales. In the fiscal year 2007, U.S. sales of TOPAMAX® were $2.0 billion.

PROCRIT® (Epoetin alfa) and EPREX® (Epoetin alfa) combined had an operational sales decline of 27.2%. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. Outside the U.S., new competition and label reviews have contributed to the lower sales results for EPREX®. Discussions with the FDA regarding potential changes to the label for PROCRIT® are underway.

LEVAQUIN® (levofloxacin)/FLOXIN® achieved operational growth of 3.3% over prior year. This growth was primarily due to market growth partially offset by increased competitive pressure.

RISPERDAL® CONSTA® (risperidone) a long acting injectable for the treatment of schizophrenia, achieved operational growth of 9.7% in the fiscal first quarter of 2008.  Strong growth was due to a positive shift from oral to injectable therapies.

CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 12.6% over the fiscal first quarter of 2007. The sales increase was due to strong market growth in the U.S. as well as in most regions outside the U.S. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Two parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.

ACIPHEX®/PARIET® (rabeprazole sodium) a proton pump inhibitor, experienced an operational decline of 23.1% primarily due to the impact of increased competitive activity.

DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 28.5% due to the continued impact of generic competition.

In the fiscal first quarter of 2008, Other Pharmaceutical sales achieved operational growth of 5.1% versus the prior year. The biggest contributor to the increase was VELCADE®, a treatment for relapse multiple myeloma, which is being co-developed with Millenium Pharmaceuticals.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2008 were $5.7 billion, an increase of 7.2% over the same period a year ago with 1.4% of this change due to operational growth and a positive impact from currency of 5.8%.  The U.S. Medical Devices and Diagnostics sales increase was 0.2%, while the growth in international Medical Devices and Diagnostics sales was 13.8%, including operational growth of 2.6% and an increase of 11.2% related to the positive impact of currency.

 Major Medical Devices and Diagnostics Franchise Sales*
(Dollars in Millions)	Fiscal Quarters Ended
	March 30, 2008	April 1, 2007	Total Change	Operations Change	Currency Change
DEPUY®	$1,253	$1,157	8.3%	3.7%	4.6%
ETHICON ENDO-SURGERY®	1,003	891	12.6	6.1	6.5
ETHICON®	945	874	8.1	1.3	6.8
CORDIS®	835	928	(10.0)	(15.2)	5.2
Diabetes Care	615	549	12.0	5.7	6.3
Vision Care	607	513	18.3	11.7	6.6
ORTHO-CLINICAL DIAGNOSTICS®	443	408	8.6	3.5	5.1
Total	$5,701	$5,320	7.2%	1.4%	5.8%
 *Prior year amounts have been reclassified to conform to current presentation

The DePuy franchise’s operational growth of 3.7% was primarily due to DePuy's orthopaedic joint reconstruction products including the knee and hip product lines and strong performance in the Mitek sports medicine products due to new product launches.

The Ethicon Endo-Surgery franchise achieved operational growth of 6.1% over prior year.  This growth was mainly driven by the continued success of the HARMONIC SCALPEL®™, an ultrasonic cutting and coagulating surgical device and endocutter sales, which include products used in performing bariatric procedures for the treatment of obesity, an important focus area for the franchise. The REALIZE® Gastric Band, launched in the U.S., in the fiscal fourth quarter of 2007 also contributed to sales growth.

The Ethicon franchise worldwide sales grew operationally by 1.3% from the same period in the prior year. Solid growth in Hemostasis, Meshes and biosurgical product lines contributed to the growth in the first quarter of 2008.

The Cordis franchise experienced an operational sales decline of 15.2% as compared to the prior year. This decline was caused by  loss of market share of the CYPHER® Sirolimus-eluting Coronary Stent due to  market entry of a new competitor in the U.S., loss of market share outside the U.S. due to increased competition, as well as the global contraction of the drug-eluting stent market following reports of a potential risk of late stent thrombosis  associated with the use of drug-eluting stents. These results were partially offset by strong performance by the Biosense Webster and Neurovascular businesses.

The Diabetes Care franchise achieved operational growth of 5.7% with the ONETOUCH® ULTRA® product line being the major contributor as well as strong growth of the Animas pump in the U.S.

The Vision Care franchise operational sales growth of 11.7% was led by the global success of ACUVUE® OASYS™, 1-DAY ACUVUE®MOISTTM, and ACUVUE® ADVANCETM for Astigmatism.

The Ortho-Clinical Diagnostics franchise achieved operational growth of 3.5% with the Immunohematology and Donor screening product line being a major contributor.

Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of goods sold decreased to 28.5% from 29.1% of sales over the same period a year ago. The decrease was primarily due to the impact of restructuring initiatives.

Consolidated selling, marketing and administrative expenses decreased 0.3% of sales over the same period a year ago.  Selling, marketing and administrative expenses as a percent to sales were 31.6% versus 31.9% in the fiscal first quarter of 2007. The decrease in the percent to sales was attributable to the impact of restructuring initiatives and cost containment efforts primarily in the pharmaceutical business.

Research & Development
Research activities represent a significant part of the Company’s business.  These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients.  Worldwide costs of research activities for the fiscal first quarter of 2008 were $1.7 billion, an increase of 3.6% over the same period a year ago. As a percent to sales, the level of research and development spending decreased to 10.6% in the fiscal first quarter of 2008, from 11.0% during the same period a year ago.

In-Process Research & Development
In the fiscal first quarter of 2008 the Company had no in-process research & development (IPR&D) charges. In the fiscal first quarter of 2007 the Company recorded an IPR&D charge of $807 million before and after tax related to the acquisition of Conor Medsystems Inc.

Other  (Income) Expense, Net
Other  (income) expense included gains and losses related  to  the sale and write-down of certain equity securities of the Johnson  & Johnson Development Corporation, losses on the disposal of fixed assets, currency gains & losses, minority interests, litigation settlement expense, as well as, royalty income. The decrease in other (income) expense was primarily the result of the net gain of $175 million before tax related to the divestiture of certain brands partially offset by the integration costs of newly acquired businesses recorded in the fiscal first quarter of 2007.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2008 was 17.9% versus 21.7% over the same period a year ago. This decrease was primarily due to the net gain of $175 million before tax related to the divestitures of certain brands partially offset by integration costs and other operating expenses related to newly acquired products recorded in the fiscal first quarter of 2007.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2008 was 36.8% versus 36.7% remaining relatively flat over the same period a year ago. The savings generated by the restructuring initiatives offset the negative impact of product mix.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent of sales in the fiscal first quarter of 2008 was 31.6% versus 13.4% over the same period a year ago. The increase was due to the impact of the restructuring initiatives and the impact of the acquisition related IPR&D charges of $807 million, incurred in the fiscal first quarter of 2007.

Interest (Income) Expense
Interest income in the fiscal first quarter of 2008 decreased by $13 million over the fiscal first quarter of 2007, due to lower rates of interest, despite a higher cash balance. The cash balance, which included marketable securities, was $11.1 billion at the end of the fiscal first quarter of 2008.  This is an increase of $5.9 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.

Interest expense in the fiscal first quarter of 2008 increased by $36 million over the fiscal first quarter of 2007 due to a higher debt position of $11.4 billion as compared to $6.7 billion in the fiscal first quarter of 2007. The higher debt balance was due to the ongoing Common Stock repurchase program.

Provision For Taxes on Income
The worldwide effective income tax rates for the fiscal first quarters of 2008 and 2007 were 24.2% and 29.5%, respectively.  The decrease in the effective tax rate of 5.3% was due to the IPR&D charge of $807 million recorded in the fiscal first quarter of 2007, which was non-deductible for tax purposes.

At March 30, 2008 the Company had approximately $1.7 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from business operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures and acquisitions. Other uses of cash included share repurchases, dividend payments and debt repayments.  In the fiscal first quarter of 2008, cash flow from operations was $3.2 billion, a decrease of $0.6 billion over the same period a year ago. This decrease was primarily due to a $0.7 billion increase in other current and non current assets. Net cash used by investing activities increased by $2.1 billion due to a decrease of $1.4 billion in acquisition activity and an increase of $1.0 in the net sale/purchase of investments partially offset by $0.2 billion decrease in proceeds from the disposal of assets. Net cash used by financing activities remained flat to prior year. An increase of $1.5 billion due to the repurchase of Common Stock was offset by net retirement/proceeds of short-term debt. Cash and current marketable securities were $11.1 billion at the end of the fiscal first quarter of 2008 as compared with $5.2 billion at the end of fiscal first quarter 2007, an increase of $5.9 billion. The increase was primarily due to cash generated from operating activities.

Dividends
On January 2, 2008, the Board of Directors declared a regular cash dividend of $0.415 per share, paid on March 11, 2008 to shareholders of record as of February 26, 2008.

On April 24, 2008, the Board of Directors declared a regular cash dividend of $0.460 per share, payable on June 10, 2008 to shareholders of record as of May 27, 2008. This represented an increase of 10.8% in the quarterly dividend rate and was the 46th consecutive year of cash dividend increases.  The Company expects to continue the practice of paying regular cash dividends.

OTHER INFORMATION
New Accounting Standards
During the fiscal first quarter of 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was adopted in the fiscal first quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 13 for more details.

During the fiscal first quarter of 2008, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure financial assets and financial liabilities at fair value. See Note 13 for more details.

During the fiscal first quarter of 2008, the Company adopted EITF Issue 07-03 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. This issue requires nonrefundable advance payments for research and development to be capitalized and recognized as an expense as related goods are delivered or services are performed. The adoption of EITF Issue 07-03 did not have a significant impact on the Company’s results of operation, cash flows or financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statements No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements are effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have a significant impact on the manner in which the Company accounts for future acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of IPR&D, expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. The Company believes that the adoption of SFAS No. 141(R) and SFAS No. 160 will not have a material effect on its results of operations, cash flows or financial position.

In March 2008, the FASB issued SFAS Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a significant impact on the Company’s results of operations, cash flow or financial position.

EITF Issue 07-1:
Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The adoption of EITF 07-1 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Economic and Market Factors
Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care.  Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 1997 through 2007 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.  The Company faces various worldwide health care changes that may result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement.

The Company also operates in an environment increasingly hostile to intellectual property rights. Generic drug firms have filed Abbreviated New Drug Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on “Litigation Against Filers of Abbreviated New Drug Applications” in Note 12 to the Unaudited Consolidated Financial Statements.

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

The Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2007 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There  has been no material change in the Company's assessment  of its sensitivity to market risk since its presentation set forth in Item  7A,  "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

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

Part II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 12 included in Part I, Item 1. Financial Statements (unaudited) - Notes to Consolidated Financial Statements.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2008.  Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Remaining Maximum Number of Shares that May Be Purchased Under the Plans or Programs (2)
December 31, 2007 through January 27, 2008	4,462,400	$67.21
January 28, 2008 through February 24, 2008	7,704,500	$62.77	7,704,500
February 25, 2008 through March 30, 2008	14,959,800	$63.06	14,959,800
Total	27,126,700		22,664,300	(3)	77,387,120

(1) During the fiscal first quarter of 2008, the Company repurchased an aggregate of 22,664,300 shares of up to $10 billion of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 4,462,400 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2) As of March 30, 2008, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on March 28, 2008 of $64.18 per share.

(3) As of March 30, 2008, an aggregate of 78,502,100 shares were purchased for a total $5.0 billion since the inception of the repurchase program announced on July 9, 2007.

Item 6 – EXHIBITS

        Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

        Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished with this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               JOHNSON & JOHNSON
                                                     (Registrant)

Date:  May 7, 2008                                By /s/ D. J. CARUSO
                                                                 D. J. CARUSO
                                                                 Vice President, Finance;
                                                                 Chief Financial Officer
(Principal Financial Officer)

Date:  May 7, 2008                                        By /s/ S. J. COSGROVE
                                                                 S. J. COSGROVE
                                                                 Controller
(Principal Accounting Officer)