Form 10-Q
period 2008-06-29
JOHNSON & JOHNSON
filed 2008-08-04
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934 for the quarterly period ended June 29, 2008

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from           to

Commission file number 1-3215

(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza
New Brunswick, New Jersey 08933
(Address of principal executive offices)

Registrant's telephone number, including area code (732) 524-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            (X) Yes     ( )No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (X)Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company  (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).(  ) Yes(X) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On July 27, 2008 2,794,495,628 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

  TABLE OF CONTENTS

Part I - Financial Information	Page No.
Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheets - June 29, 2008 and December 30, 2007

Consolidated Statements of Earnings for the Fiscal Second Quarters Ended June 29, 2008 and July 1, 2007

Consolidated Statements of Earnings for the Fiscal Six Months Ended June 29, 2008 and July 1, 2007

Consolidated Statements of Cash Flows for the Fiscal Six Months Ended June 29, 2008 and July 1, 2007

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of  Proceeds

Item 4 – Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits

Signatures

3 5 6 7 9 31 44 45 45 45 46 47 48

Part I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited; Dollars in Millions)

ASSETS

	June 29, 2008	December 30, 2007
Current assets:
Cash & cash equivalents	$12,646	$7,770
Marketable securities	412	1,545
Accounts receivable, trade, less allowances for doubtful accounts $216 (2007,$193)	10,539	9,444
Inventories (Note 4)	5,700	5,110
Deferred taxes on income	2,612	2,609
Prepaid expenses and other receivables	3,908	3,467
Total current assets	35,817	29,945
Marketable securities, non-current	3	2
Property, plant and equipment at cost	27,989	26,466
Less: accumulated depreciation	(13,362)	(12,281)
Property, plant and equipment, net	14,627	14,185
Intangible assets, net (Note 5)	14,675	14,640
Goodwill, net (Note 5)	14,526	14,123
Deferred taxes on income	5,422	4,889
Other assets	3,043	3,170
Total assets	$88,113	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

	June 29, 2008	December 30, 2007
Current liabilities:
Loans and notes payable	$5,156	$2,463
Accounts payable	6,623	6,909
Accrued liabilities	5,631	6,412
Accrued rebates, returns and promotions	2,693	2,318
Accrued salaries, wages and commissions	1,292	1,512
Accrued taxes on income	385	223
Total current liabilities	21,780	19,837
Long-term debt	8,770	7,074
Deferred taxes on income	1,454	1,493
Employee related obligations	5,572	5,402
Other liabilities	4,102	3,829
Total liabilities	41,678	37,635
Shareholders’ equity:
Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,842,548 shares)	3,120	3,120
Accumulated other comprehensive income (Note 8)	561	(693)
Retained earnings	59,960	55,280
Less: common stock held in treasury, at cost (323,420,000 and 279,620,000 shares)	17,206	14,388
Total shareholders’ equity	46,435	43,319
Total liabilities and shareholders’ equity	$88,113	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
	June 29, 2008	Percent to Sales	July 1, 2007	Percent to Sales
Sales to customers (Note 6)	$16,450	100.0%	$15,131	100.0%
Cost of products sold	4,751	28.9	4,358	28.8
Gross profit	11,699	71.1	10,773	71.2
Selling, marketing and administrative expenses	5,507	33.5	5,029	33.3
Research expense	1,896	11.5	1,866	12.3
In-process research & development (IPR&D)	40	0.2	-	-
Interest income	(89)	(0.5)	(95)	(0.6)
Interest expense, net of portion capitalized	105	0.6	59	0.4
Other income, net	(135)	(0.8)	(117)	(0.8)
Earnings before provision for taxes on income	4,375	26.6	4,031	26.6
Provision for taxes on income (Note 3)	1,048	6.4	950	6.2
NET EARNINGS	$3,327	20.2%	$3,081	20.4%
` NET EARNINGS PER SHARE (Note 7)
Basic	$1.18		$1.06
Diluted	$1.17		$1.05
CASH DIVIDENDS PER SHARE	$0.460		$0.415
AVG. SHARES OUTSTANDING
Basic	2,809.8		2,895.1
Diluted	2,844.8		2,922.5

         See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Six Months Ended
	June 29, 2008	Percent to Sales	July 1, 2007	Percent to Sales
Sales to customers (Note 6)	$32,644	100.0%	$30,168	100.0%
Cost of products sold	9,365	28.7	8,743	29.0
Gross profit	23,279	71.3	21,425	71.0
Selling, marketing and administrative expenses	10,630	32.6	9,831	32.5
Research expense	3,608	11.1	3,518	11.7
In-process research & development (IPR&D)	40	0.1	807	2.7
Interest income	(171)	(0.5)	(190)	(0.6)
Interest expense, net of portion capitalized	203	0.6	121	0.4
Other income, net	(153)	(0.5)	(345)	(1.1)
Earnings before provision for taxes on income	9,122	27.9	7,683	25.4
Provision for taxes on income (Note 3)	2,197	6.7	2,029	6.7
NET EARNINGS	$6,925	21.2%	$5,654	18.7%
` NET EARNINGS PER SHARE (Note 7)
Basic	$2.45		$1.95
Diluted	$2.43		$1.93
CASH DIVIDENDS PER SHARE	$0.875		$0.790
AVG. SHARES OUTSTANDING
Basic	2,821.6		2,894.8
Diluted	2,856.1		2,924.9

         See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$6,925	$5,654
Adjustment to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,349	1,305
Stock based compensation	356	360
Purchased in-process research and development	40	807
Deferred tax provision	(322)	(405)
Accounts receivable allowances	15	1
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(732)	(659)
Increase in inventories	(379)	(190)
Decrease in accounts payable and accrued liabilities	(1,160)	(306)
Increase in other current and non-current assets	(756)	(424)
Increase in other current and non-current liabilities	742	591
NET CASH FLOWS FROM OPERATING ACTIVITIES	6,078	6,734
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,166)	(1,045)
Proceeds from the disposal of assets	47	214
Acquisitions, net of cash acquired	(46)	(1,368)
Purchases of investments	(687)	(566)
Sales of investments	1,786	103
Other (primarily intangibles)	(46)	(49)
NET CASH USED BY INVESTING ACTIVITIES	(112)	(2,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,466)	(2,287)
Repurchase of common stock	(3,617)	(739)
Proceeds from short-term debt	3,376	15,296
Retirement of short-term debt	(837)	(15,449)
Proceeds from long-term debt	1,641	1
Retirement of long-term debt	(5)	(6)
Proceeds from the exercise of stock options/excess tax benefits	610	564

NET CASH USED BY FINANCING ACTIVITIES	(1,298)	(2,620)

Effect of exchange rate changes on cash and cash equivalents	208	85
Increase/(decrease) in cash and cash equivalents	4,876	1,488
Cash and Cash equivalents, beginning of period	7,770	4,083

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,646	$5,571

Acquisitions
Fair value of assets acquired	$51	$1,599
Fair value of liabilities assumed	(5)	(231)
Net cash paid for acquisitions	$46	$1,368

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

As of June 29, 2008, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $50 million after-tax. For additional information, see Note 8. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The length of time over which the Company is hedging typically does not exceed 18 months.  The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For the fiscal second quarters ended June 29, 2008 and July 1, 2007, the net impact of the hedges' ineffectiveness, transactions not qualifying for hedge accounting and discontinuance of hedges, to the Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal six months of 2008 and 2007 were 24.1% and 26.4%, respectively. The decrease in the effective tax rate of 2.3% was primarily due to the lower in-process research and development (IPR&D) charge of $40 million with no tax benefit recorded in the first fiscal six months of 2008 versus the IPR&D charge of $807 million with no tax benefit recorded in the first fiscal six months of 2007.

NOTE 4 - INVENTORIES
(Dollars in Millions)

	June 29, 2008	December 30, 2007
Raw materials and supplies	$1,137	$905
Goods in process	1,764	1,384
Finished goods	2,799	2,821
Total	$5,700	$5,110

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. Goodwill and indefinite lived intangible assets are assessed annually for impairment.  The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2007.  Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted.

(Dollars in Millions)	June 29, 2008	December 30, 2007
Trademarks (non-amortizable)	$6,400	$6,457
Less accumulated amortization	143	144
Trademarks (non-amortizable)- net	6,257	6,313
Patents and trademarks	4,775	4,597
Less accumulated amortization	1,716	1,615
Patents and trademarks – net	3,059	2,982
Other amortizable intangibles	7,636	7,399
Less accumulated amortization	2,277	2,054
Other intangibles – net	5,359	5,345
Total intangible assets - gross	18,811	18,453
Less accumulated amortization	4,136	3,813
Total intangible assets - net	14,675	14,640
Goodwill – gross	15,280	14,866
Less accumulated amortization	754	743
Goodwill – net	$14,526	$14,123

Goodwill as of June 29, 2008 as allocated by segment of business is as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net of accumulated amortization at December 30, 2007	$8,125	$964	$5,034	$14,123
Acquisitions	-	-	6	6
Translation & Other	347	29	21	397
Goodwill, net as of June 29, 2008	$8,472	$993	$5,061	$14,526

The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively.  The amortization expense of amortizable intangible assets for the fiscal six months ended June 29, 2008 was $376 million and the estimated amortization expense for the five succeeding years approximates $750 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
Consumer
U.S.	$1,694	$1,562	8.5%
International	2,342	2,002	17.0
Total	4,036	3,564	13.2
Pharmaceutical
U.S.	3,793	3,860	(1.7)
International	2,547	2,289	11.3
Total	6,340	6,149	3.1
Medical Devices & Diagnostics
U.S.	2,723	2,619	4.0
International	3,351	2,799	19.7
Total	6,074	5,418	12.1
Worldwide
U.S.	8,210	8,041	2.1
International	8,240	7,090	16.2
Total	$16,450	$15,131	8.7%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
Consumer
U.S.	$3,513	$3,191	10.1%
International	4,587	3,869	18.6
Total	8,100	7,060	14.7
Pharmaceutical
U.S.	7,863	7,894	(0.4)
International	4,906	4,476	9.6
Total	12,769	12,370	3.2
Medical Devices & Diagnostics
U.S.	5,311	5,203	2.1
International	6,464	5,535	16.8
Total	11,775	10,738	9.7
Worldwide
U.S.	16,687	16,288	2.4
International	15,957	13,880	15.0
Total	$32,644	$30,168	8.2%

(1) Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
Consumer	$683	$482	41.7%
Pharmaceutical	2,143	2,131	0.6
Medical Devices & Diagnostics (1)	1,702	1,523	11.8
Segments total	4,528	4,136	9.5
Income/(expense) not allocated to segments	(153)	(105)
Worldwide total	$4,375	$4,031	8.5%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
Consumer	$1,411	$1,242	13.6%
Pharmaceutical	4,510	4,412	2.2
Medical Devices & Diagnostics(2)	3,502	2,238	56.5
Segments total	9,423	7,892	19.4
Income/(expense) not allocated to segments	(301)	(209)
Worldwide total	$9,122	$7,683	18.7%

(1)Includes $40 million of in-process research and development (IPR&D) charges related to the acquisition of Amic AB completed in the fiscal second quarter of 2008.

(2)Includes $40 million and $807 million of IPR&D charges related   to acquisitions completed in the first fiscal six months of 2008 and first fiscal six months of 2007, respectively.

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
U.S.	$8,210	$8,041	2.1%
Europe	4,547	3,907	16.4
Western Hemisphere, excluding U.S.	1,280	1,131	13.2
Asia-Pacific, Africa	2,413	2,052	17.6
Total	$16,450	$15,131	8.7%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	Percent Change
U.S.	$16,687	$16,288	2.4%
Europe	8,855	7,720	14.7
Western Hemisphere, excluding U.S.	2,525	2,177	16.0
Asia-Pacific, Africa	4,577	3,983	14.9
Total	$32,644	$30,168	8.2%

NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 29, 2008 and July 1, 2007.

(Shares in Millions)	Fiscal Quarters Ended
	June 29, 2008	July 1, 2007
Basic net earnings per share	$1.18	$1.06
Average shares outstanding – basic	2,809.8	2,895.1
Potential shares exercisable under stock option plans	197.4	201.2
Less: shares which could be repurchased under treasury stock method	(166.1)	(177.7)
Convertible debt shares	3.7	3.9
Average shares outstanding – diluted	2,844.8	2,922.5
Diluted earnings per share	$1.17	$1.05

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million for both the fiscal second quarters ended June 29, 2008 and July 1, 2007.

The diluted earnings per share calculation for the fiscal second quarters ended June 29, 2008 and July 1, 2007, excluded 61 million and 67 million shares, respectively, related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the  fiscal six months ended June 29, 2008 and July 1, 2007.

(Shares in Millions)	Fiscal Six Months Ended
	June 29, 2008	July 1, 2007
Basic net earnings per share	$2.45	$1.95
Average shares outstanding – basic	2,821.6	2,894.8
Potential shares exercisable under stock option plans	197.4	201.4
Less: shares which could be repurchased under treasury stock method	(166.6)	(175.2)
Convertible debt shares	3.7	3.9
Average shares outstanding – diluted	2,856.1	2,924.9
Diluted earnings per share	$2.43	$1.93

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $2 million for both the fiscal six months ended June 29, 2008 and July 1, 2007.

The diluted earnings per share calculation for the first fiscal six months ended June 29, 2008 and July 1, 2007, excluded 61 million and 66 million shares, respectively, related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the first fiscal six months ended June 29, 2008 was $8.2 billion, compared with $5.9 billion for the same period a year ago. Total comprehensive income for the fiscal second quarter ended June 29, 2008 was $3.4 billion, compared with $3.3 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

(Dollars in Millions)	For. Cur. Trans.	Unrld Gains/ (Losses) on Sec	Employee Benefit Plans	Gains/(Losses) on Deriv & Hedges	Total Accum Other Comp Inc/(Loss)
December 30, 2007	$628	84	(1,360)	(45)	(693)
2008 six months changes
Net change associated with current period hedging transactions				(1)
Net amount reclassed to net earnings				96 *
Net six months changes	1,120	(46)	85	95	1,254
June 29, 2008	$1,748	38	(1,275)	50	561

Amounts in accumulated other comprehensive income are presented net of the related tax impact.  Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Substantially offset in net earnings by changes in value of the underlying transactions.

NOTE 9 – MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal second quarter of 2008 the Company acquired Amic AB for a purchase price of $44 million in cash and debt. Amic AB, is a Swedish developer of in vitro diagnostic technologies for use in point-of-care and near-patient settings (outside the physical facilities of the clinical laboratory). An in-process research & development (IPR&D) charge of $40 million before and after tax was recorded related to the acquisition of Amic AB.

During the fiscal first quarter of 2007, the Company acquired Conor Medsystems, Inc. for a purchase price of $1.4 billion in cash. Conor Medsystems, Inc., is a cardiovascular device company, with new drug delivery technology. An IPR&D charge of $807 million before and after tax was recorded related to the acquisition of Conor Medsystems, Inc.

During the fiscal first quarter of 2007, the Company completed the divestiture of the KAOPECTATE®, UNISOM®, CORTIZONE®, BALMEX® and ACT® consumer products to Chattem, Inc. for $410 million in cash.

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2008 and 2007 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$126	134	35	33
Interest cost	178	160	42	37
Expected return on plan assets	(222)	(198)	-	-
Amortization of prior service cost	3	3	(2)	(1)
Amortization of net transition asset	1	-	-	-
Recognized actuarial losses	16	48	17	16

Net periodic benefit cost	$102	147	92	85

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2008 and 2007 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$255	269	71	70
Interest cost	357	320	83	74
Expected return on plan assets	(446)	(395)	(1)	(1)
Amortization of prior service cost	6	5	(3)	(3)
Amortization of net transition asset	1	-	-	-
Recognized actuarial losses	35	95	33	33

Net periodic benefit cost	$208	294	183	173

Company Contributions

For the fiscal six months ended June 29, 2008, the Company contributed $14 million and $12 million to its U.S. and international retirement plans, respectively.  The Company does not anticipate a minimum statutory funding requirement for its U.S. retirement plans in 2008. International plans will be funded in accordance with local regulations.

NOTE 11 – RESTRUCTURING

In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company's Pharmaceuticals segment will reduce its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise is moving to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients' cardiovascular needs, while reducing its cost base. Additionally, as part of this program the Company plans to eliminate approximately 4,400 positions of which 2,700 have been eliminated since the plan’s inception. The Company is also accelerating steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies.

During the fiscal third quarter of 2007, the Company recorded $745 million in pre-tax charges of which, approximately, $500 million of the pre-tax restructuring charges are expected to require cash payments. The $745 million of restructuring charges consists of severance costs of $450 million, asset write-offs of $272 million and $23 million related to leasehold obligations. The $272 million of asset write offs relate to property, plant and equipment of $166 million, intangible assets of $48 million and other assets of $58 million.

The following table summarizes the severance reserve and the associated spending for the program through the second quarter of 2008:

(Dollars in Millions) Reserve balance as of: December 30, 2007 Cash outlays* June 29, 2008	Severance $404 (144) $260

*Cash outlays for severance are expected to be substantially paid out over the next 12 months in accordance with the Company’s plans and local laws.

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

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC® and the CHARITÉ™ Artificial Disc. There are approximately 2,000 claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, 570 with respect to RISPERDAL®, 280 with respect to CHARITÉ™ and 60 with respect to DURAGESIC®. These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL®, the Attorneys General of seven states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 30 other states have indicated a potential interest in pursuing similar litigation against the company’s Janssen subsidiary, and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions.  The case brought by the Attorney General of West Virginia, which also includes claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, is scheduled for trial in September 2008.

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

AFFIRMATIVE STENT PATENT LITIGATION

In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases.  The cases have been returned to the District Court for further proceedings and Cordis has moved the District Court to re-instate the original damage verdicts.

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

Cordis has filed several lawsuits in New Jersey Federal District Court against Guidant Corporation, Abbott Laboratories, Inc., Boston Scientific and Medtronic alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis.

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

Boston Scientific has brought actions in Belgium, the Netherlands, Germany, France and Italy under its Kastenhofer patent, which purports to cover two-layer catheters such as those used to deliver the CYPHER® Stent, to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages. A decision by the lower court in the Netherlands in Boston Scientific’s favor was reversed on appeal in April 2007. Boston Scientific has filed an appeal to the Dutch Supreme Court. In October 2007, Boston Scientific prevailed in the nullity action challenging the validity of the Kastenhofer patent filed by Cordis in Germany. Cordis has appealed.  No substantive hearings have been scheduled in the French or Italian actions.

Trial in Boston Scientific’s U.S. case based on the Kastenhofer patent in Federal District Court in California concluded in October 2007 with a jury finding that the patent was invalid.  The jury also found for Cordis on its counterclaim that sale by Boston Scientific of its balloon catheters and stent delivery systems infringe Cordis’ Fontirroche patent.  The Court has denied Boston Scientific’s post trial motions and is considering the appropriate remedy for future infringement.

In Germany, Boston Scientific has several actions based on its Ding patents pending against the Cordis CYPHER® Stent. Cordis was successful in these actions at the trial level, but Boston Scientific has appealed.

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

J&J			Plaintiff/
Product	Company	Patents	Patent Holder	Court	Trial Date	Date Filed
Two-layer	Cordis	Kasten-	Boston Scientific	Multiple European	*	09/07
Catheters		hofer	Corp.

Contact Lenses	Vision Care	Nicolson	CIBA Vision	M.D.FL	02/09	09/03
				Multiple European	*	09/07

Stents	Cordis	Ricci	Medtronic and Evysio	E.D.TX	*	03/07

CYPHER® Stent	Cordis	Wall	Wall	E.D.TX	*	11/07

CYPHER® Stent	Cordis	Bonutti	MarcTec	S.D.IL	*	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D.TX	*	10/07

Stent/Catheter Delivery Systems	Cordis/ Ethicon	Schock	Cardio Access LLC	E.D.TX	*	06/08

LISTERINE® Tooth Whitening Strips	McNeil-PPC	Sagel	Procter & Gamble	W.D. WI	*	05/08

Blood Glucose Meters and Strips	Lifescan	Wilsey	Roche Diagnostics	D. DE	*	11/07

* Trial date to be scheduled.

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

As noted in the following chart, 30-month stays expired during 2006 and 2007, and will expire in 2008, 2009 and 2010 with respect to ANDA challenges regarding various products:

Brand Name Product	Patent/NDA Holder	Generic Challenger	Court	Trial Date	Date Filed	30-Month Stay Expiration

ACIPHEX®	Eisai (for Janssen)	Teva	S.D.NY	03/07	11/03	02/07
20 mg delay release tablet		Dr. Reddy’s	S.D.NY	03/07	11/03	02/07

CONCERTA® 18,27,36 and 54 mg controlled release tablet	McNeil-PPC ALZA	Andrx	D.DE	12/07	09/05	None

LEVAQUIN® 250, 500, 750 mg tablets	Ortho-McNeil	Lupin	D.NJ	*	10/06	03/09

ORTHO TRI CYCLEN® LO 0.18 mg/0.025 mg 0.215 mg/0.025 mg and 0.25 mg/0.025 mg	Ortho-McNeil	Barr	D.NJ	*	10/03	02/06

MONISTAT® 1 Combination	McNeil-PPC	Perrigo	D.NJ	*	04/08	09/10

RAZADYNE™	Janssen	Teva	D.DE	05/07	07/05	08/08
		Mylan	D.DE	05/07	07/05	08/08
		Dr. Reddy's	D.DE	05/07	07/05	08/08
		Purepac	D.DE	05/07	07/05	08/08
		Barr	D.DE	05/07	07/05	08/08
		AlphaPharm	D.DE	05/07	07/05	08/08

RAZADYNE™ ER	Janssen	Barr	D.NJ	*	06/06	11/08
		Sandoz	D.NJ	*	05/07	09/09
		KV Pharma	D.NJ	*	12/07	05/10

ULTRACET	Ortho-McNeil	Apotex	N.D.IL	*	07/07	12/09

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil	Par	D.DE	11/08	05/07	09/09
 * Trial date to be scheduled

Trial in the action against Teva, Dr. Reddy’s and Mylan with respect to their ANDA challenges to the patent on ACIPHEX® of Eisai Inc., marketing partner of the Company’s subsidiary Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil), proceeded before the Federal District Court in New York in March 2007. In May 2007, the Court held that the ACIPHEX® compound patent is enforceable. The Court had previously held that the patent is valid. Teva and Dr. Reddy’s appealed both decisions to the Court of Appeals for the Federal Circuit. Mylan withdrew its appeal. On July 21, 2008 the Court of Appeals affirmed the decision of the Federal District Court.

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

In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE® patent that Janssen licenses from Synaptech, Inc., a four-day non-jury trial was held in the Federal District Court in Delaware in May 2007. The Court has yet to issue its ruling in that action.  As noted in the above chart, the 30-month stay in the RAZADYNE® cases expires in late August 2008.  Absent a decision by the district court favorable to Janssen, or the issuance of a preliminary injunction, the generic company defendants could launch at risk. One generic company, Teva, has stated its intent to launch a generic version of RAZADYNE® at risk once the thirty month stay expires in late August 2008, absent a contrary ruling from the Federal District Court.

In the action against Andrx with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the Federal District Court in Delaware in December 2007. The Court has yet to issue its ruling in that action.

In the action against Sandoz with respect to its ANDA challenge to a RAZADYNE® ER patent that Janssen licenses from Synaptech, Inc., the action has been stayed pending the outcome in the above litigation in Delaware Federal District Court. Sandoz originally challenged only one of two patents for RAZADYNE® ER, and certified that it will await expiration of the second patent in 2019 before marketing its generic version of RAZADYNE® ER. In April 2008, Sandoz notified Janssen that it has now challenged the second patent in its ANDA and seeks to market the product before that patent expires in 2019.

McNEIL-PPC, Inc. filed suit in April 2008 in Federal District Court in New Jersey against Perrigo Company with respect to its ANDA regarding MONISTAT® 1 Combination Pack.

In the Ultracet actions, Ortho-McNeil filed suit against Kali/Par in 2002, separately against Caraco in 2004, and separately against Teva/Barr in 2004 based on the patent then in force.  In October 2005, Caraco’s motion for summary judgment of non-infringement of the original patent was granted and subsequently affirmed by the Federal Circuit.  In August 2006, the PTO granted a reissue patent. Ortho-McNeil thereafter amended its pending claims against Kali/Par and Teva/Bar to assert claim 6 of the reissue patent.  Ortho-McNeil also brought a new lawsuit against Kali/Par, Caraco, and Teva/Barr based on other claims of the reissue patent. In April 2007, certain of Kali/Par's and Teva/Barr’s motions for summary judgment of invalidity of the original patent were granted.  In July 2007, Kali/Par settled all pending claims, acknowledging that the asserted claims of the reissue patent are valid, enforceable, and infringed.  Also in July 2007, Ortho-McNeil filed suit against Apotex on the reissue patent.  In March 2008, Ortho-McNeil filed suit against Mylan and AlphaPharm on the reissue patent.  In April 2008, Caraco’s motion for summary judgment of invalidity of the reissue patent was granted. The Mylan/AlphaPharm case was dismissed on collateral estoppel grounds in light of the summary judgment finding of invalidity of the reissue patent in the Caraco case, and Apotex has filed a motion for summary judgment on similar grounds.  Ortho-McNeil intends to appeal the summary judgment decision invalidating the claims of the reissue patent.

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

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely.  Plaintiffs are now seeking further discovery of class issues and individual plaintiffs’ claims.

In March 2005, DePuy Orthopaedics, Inc. (DePuy), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of New Jersey, seeking records concerning contractual relationships between DePuy and surgeons or surgeons-in-training involved in hip and knee replacement and reconstructive surgery. This investigation was resolved by DePuy and the four other leading suppliers of hip and knee implants in late September 2007 by agreements with the U.S. Attorney’s Office for the District of New Jersey. The settlements include an 18-month Deferred Prosecution Agreement (DPA), acceptance by each company of a monitor to assure compliance with the DPA and, with respect to four of the five companies, payment of settlement monies and entry into five year Corporate Integrity Agreements. DePuy paid $85 million as its settlement.  In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a civil investigative demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy, which relationships had been publicly disclosed by DePuy pursuant to the DPA. In February 2008, DePuy received a written request for information from the U.S. Senate Special Committee on Aging, as a follow-up to earlier inquiries, concerning a number of aspects of the DPA.

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

In September 2005, Johnson & Johnson received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation.

In November 2005, Amgen filed suit against Hoffmann-LaRoche, Inc. in the U.S. District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it would seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses EPO for sale in the United States to Ortho Biotech for non-dialysis indications. Trial in this action concluded in October 2007 with a verdict in Amgen’s favor, finding the patents valid and infringed.  The judge issued a preliminary injunction blocking the CERA launch, but said he was considering modifying that injunction to grant Roche a compulsory license that would allow it to launch in the U.S. if it paid a 22.5 percent royalty.  Before the judge decided whether to grant Roche the compulsory license, however, Roche appealed the original granting of the preliminary injunction to the U.S. Court of Appeals for the Federal Circuit.

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

In February 2006, Johnson & Johnson received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil for Food Program.  The subsidiaries are cooperating with the SEC and U.S. Department of Justice (DOJ) in producing responsive documents.

In September 2006, Janssen received a subpoena from the Attorney General of the State of California seeking documents regarding sales and marketing and side-effects of RISPERDAL®, as well as interactions with State officials regarding the State’s formulary for Medicaid-reimbursed drugs. Janssen has responded to the subpoena.

In February 2007, Johnson & Johnson voluntarily disclosed to the DOJ and the SEC that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets have been brought to the attention of the agencies by the Company. The Company has provided and will continue to provide additional information to DOJ and SEC, and will cooperate with the agencies’ reviews of these matters.  Law enforcement agencies of a number of other countries are also pursuing investigations of matters voluntarily disclosed by the Company to DOJ and SEC.

In March 2007, Cordis received a letter request for documents from the Committee on Oversight and Government Reform of the U.S. House of Representatives regarding marketing and safety of drug-eluting stents. Cordis has responded to the request.

In March 2007, the Company received separate subpoenas from the U.S. Attorney’s Office in Philadelphia, the U.S. Attorney’s Office in Boston and the U.S. Attorney’s Office in San Francisco. The subpoenas relate to investigations by these three offices referenced above concerning, respectively, sales and marketing of RISPERDAL® by Janssen, TOPAMAX® by Ortho-McNeil and NATRECOR® by Scios. The subpoenas request information regarding the Company’s corporate supervision and oversight of these three subsidiaries, including their sales and marketing of these drugs. The Company  responded to these requests. In addition, the U.S. Attorney’s office in Boston has issued subpoenas for grand jury testimony to several employees of Johnson & Johnson.

In March 2007, the Company received a letter from the Committee on Energy and Commerce of the U.S. House of Representatives seeking answers to several questions regarding marketing and safety of PROCRIT®, the erythropoietin product sold by Ortho-Biotech. In March 2008, the Committee on Energy and Commerce sent the Company a second letter focused on direct-to-consumer advertising for PROCRIT®. In May 2007, Senator Grassley, the ranking member of the U.S. Senate Committee on Finance, sent the Company a letter seeking information relating to PROCRIT®. The Company provided its initial response in July 2007.  By letter dated February 11, 2008, the Senate Finance Committee requested further rebate information for Ortho Biotech’s five largest physicians and/or group practices in each state.  In May 2007, the New York State Attorney General issued a subpoena seeking information relating to PROCRIT®. Like the House and Senate requests, the subpoena asks for materials relating to PROCRIT® safety, marketing and pricing. The Company is responding to these requests.

In April 2007, the Company received two subpoenas from the Office of the Attorney General of the State of Delaware. The subpoenas seek documents and information relating to nominal pricing agreements. For purposes of the subpoenas, nominal pricing agreements are defined as agreements under which the Company agreed to provide a pharmaceutical product for less than ten percent of the Average Manufacturer Price for the product. The Company responded to these requests.

In August 2007, the Company received a request for documents and interviews of witnesses from the Committee on Energy and Commerce of the U.S. House of Representatives concerning GMP (Good Manufacturing Practice) issues involving the CYPHER® Stent. The letter states that FDA inspectors in 2003 identified “numerous systemic violations” of GMP’s in connection with CYPHER® manufacturing but nonetheless allowed Cordis to continue marketing CYPHER® Stents. Cordis has responded to this request.

In October 2007, the Company received a request for documents from Senator Grassley on behalf of the Committee on Finance of the U.S. Senate concerning continuing medical education payments to specific physicians. The Company responded to this request.

In November 2007, the Company received a request from United States Senators Byron Dorgan and Olympia Snowe seeking information relating to the Company’s oversight of foreign manufacturing facilities.  The Company responded in January 2008.

In December 2007, the Company and its subsidiary Janssen received a request from Senator Grassley on behalf of the Committee on Finance of the U.S. Senate for documents and information concerning the marketing and promotion of RISPERDAL® for use by nursing home patients. The companies responded to this request.

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

In June 2008 Johnson & Johnson received a subpoena from the United States Attorneys Office for the District of Massachusetts relating to the marketing of biliary stents by the company’s Cordis subsidiary.  Cordis is cooperating in responding to the subpoena.

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

NOTE 13 Fair Value Measurements

During the fiscal first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. During the fiscal first quarter of 2008, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the Company to measure certain financial assets and financial liabilities at fair value. The Company assessed the fair value option made available upon adopting SFAS No. 159, and has elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

The following table provides a summary of the significant assets and liabilities that are measured at fair value as of June 29, 2008.

(Dollars in Millions)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	June 29, 2008	Level 1	Level 2	Level 3
Assets
Derivative instruments	$973		$973

Liabilities
Derivative instruments	$1,860		$1,860

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes on future intercompany and third party purchases of raw materials denominated in foreign currency.  The Company also uses currency swaps to manage currency risk primarily related to borrowings. The fair value of derivative instruments is the aggregation, by currency, of all future cash flows discounted to present value at prevailing market interest rates, and subsequently converted to the United States dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differs from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations under SFAS No. 157 that are recognized at fair value.

NOTE 14    Subsequent Events
The Company has reached a settlement with Amgen concerning litigation regarding Amgen’s contracting practices that had an impact on the Company’s sales of PROCRIT® in certain markets. The settlement included a $200 million payment made by Amgen in the third quarter of 2008.

On July 30, 2008 the Company completed the acquisition of Beijing Dabao Cosmetics Co., LTD, a company that sells personal care brands in China.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the first fiscal six months of 2008, worldwide sales were $32.6 billion, a total increase of 8.2% including an operational increase of 2.8% over 2007 first fiscal six months sales of $30.2 billion. Currency had a positive impact of 5.4% for the period.

Sales by U.S. companies were $16.7 billion in the first fiscal six months of 2008, which represented an increase of 2.4% over the same period last year.  Sales by international companies were $15.9 billion, which represented a total increase of 15.0% including an operational increase of 3.4%, and a positive impact from currency of 11.6% over the first fiscal six months of 2007.

Sales by companies in Europe achieved total growth of 14.7%, including an operational growth of 1.6% and a positive impact from currency of 13.1%.  Sales by companies in the Western Hemisphere, excluding the U.S., achieved total growth of 16.0% including operational growth of 4.7% and a positive impact from currency of 11.3%. Sales by companies in the Asia-Pacific, Africa region posted sales growth of 14.9%, with operational growth of 5.9% and a positive impact from currency of 9.0%.

For the fiscal second quarter of 2008, worldwide sales were $16.4 billion, a total increase of 8.7% and an operational increase of 3.1%, over 2007 fiscal second quarter sales of $15.1 billion.  Currency fluctuations positively impacted sales by 5.6% for the period.

Sales by U.S. companies were $8.2 billion in the fiscal second quarter of 2008, which represented an increase of 2.1%. Sales by international companies were $8.2 billion, which represented a total increase of 16.2%, including an operational increase of 4.3%, and a positive impact from currency of 11.9% over the fiscal second quarter of 2007.

Sales by companies in Europe achieved total growth of 16.4%, with operational growth of 2.4% and a positive impact from currency of 14.0%.  Sales by companies in the Western Hemisphere, excluding the U.S., achieved total growth of 13.2%, operational growth of 3.3% and a positive impact from currency of 9.9%.  Sales by companies in the Asia-Pacific, Africa region posted sales growth of 17.6%, with operational growth of 8.5% and a positive impact from currency of 9.1%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal six months of 2008 were  $8.1 billion, an increase of 14.7% over the same period a year ago, with 8.3% of operational growth and a positive currency impact of 6.4%. U.S. Consumer segment sales increased by 10.1% while international sales achieved growth of 18.6%, an operational increase of 7.0%, with a positive currency impact of 11.6%.

Major Consumer Franchise Sales – First Fiscal Six Months

(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$2,999	$2,463	21.8%	15.7%	6.1%
Skin Care	1,679	1,521	10.4	4.4	6.0
Baby Care	1,105	934	18.3	10.1	8.2
Women’s Health	965	884	9.2	1.5	7.7
Oral Care	794	713	11.4	6.3	5.1
Wound Care/Other	558	545	2.4	(2.3)	4.7
Total	$8,100	$7,060	14.7%	8.3%	6.4%

Consumer segment sales in the fiscal second quarter of 2008 were  $4.0 billion, an increase of 13.2% over the same period a year ago with 6.8% of operational growth and a positive currency impact of 6.4%. U.S. Consumer segment sales increased by 8.5% while international sales achieved growth of 17.0%, an operational increase of 5.6%, with a positive currency impact of 11.4%.

Major Consumer Franchise Sales – Fiscal Second Quarter

(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$1,405	$1,206	16.5%	10.5%	6.0%
Skin Care	839	757	10.8	4.7	6.1
Baby Care	572	487	17.5	9.3	8.2
Women’s Health	504	463	8.9	1.1	7.8
Oral Care	408	354	15.3	9.7	5.6
Wound Care/Other	308	297	3.7	(0.8)	4.5
Total	$4,036	$3,564	13.2%	6.8%	6.4%

The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 10.5% over prior year fiscal second quarter. A major contributor was the successful launch of over-the-counter ZYRTEC® in the U.S. during the fiscal first quarter of 2008. Additional contributors to the growth were Adult TYLENOL® and SPLENDA® products.

The Skin Care franchise operational growth of 4.7% over prior year fiscal second quarter was attributable to strong performances from the AVEENO®, CLEAN & CLEAR®, and NEUTROGENA® product lines due to new product launches and strength in the core business. This growth was partially offset by lower sales of RoC® products and the discontinuation of EVIAN®, a line of facial refreshers marketed in Europe.

The Baby Care franchise operational growth of 9.3% over prior year fiscal second quarter was the result of strong sales performance by wipes, haircare, lotion and oil product lines primarily in emerging markets.

The Women’s Health franchise operational growth was 1.1% over the prior year fiscal second quarter. International sales growth was partially offset by declines in the U.S. due to competition in the market place.

The Oral Care franchise operational growth of 9.7% was achieved by strong performance of LISTERINE® mouthwash and dissolvable whitening strips, launched in the third quarter of 2007, partially offset by sales declines of other products.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2008 were $12.7 billion, a total increase of 3.2% over the same period a year ago with an operational decline of 0.9% and an increase of 4.1% related to the positive impact of currency. The U.S. Pharmaceutical sales decreased by 0.4% over the same period a year ago. Total growth in international Pharmaceutical sales was 9.6%, which reflected an operational sales decline of 1.8% and an increase of 11.4% related to the positive impact of currency.

Major Pharmaceutical Product Revenues* – First Fiscal Six Months
(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
REMICADE®	$1,884	$1,600	17.8%	17.8%	-%
RISPERDAL®	1,521	1,715	(11.3)	(14.1)	2.8
TOPAMAX®	1,323	1,188	11.4	9.3	2.1
PROCRIT®/EPREX®	1,281	1,575	(18.7)	(23.2)	4.5
LEVAQUIN®/FLOXIN®	847	843	0.5	0.2	0.3
RISPERDAL® CONSTA®	652	539	21.0	12.0	9.0
ACIPHEX®/PARIET®	602	672	(10.4)	(15.8)	5.4
CONCERTA®	569	508	12.0	9.4	2.6
DURAGESIC®/Fentanyl Transdermal	505	591	(14.6)	(21.2)	6.6
Other	3,585	3,139	14.2	6.9	7.3
Total	$12,769	$12,370	3.2%	(0.9)%	4.1%

*Prior year amounts have been reclassified to conform to current presentation.

Pharmaceutical segment sales in the fiscal second quarter of 2008 were $6.3 billion, a total increase of 3.1% over the same period a year ago with an operational decline of 1.3% and an increase of 4.4% related to the positive impact of currency. U.S. Pharmaceutical sales decreased by 1.7% over the same period a year ago. Total growth in international Pharmaceutical sales was 11.3%, which reflected an operational sales decline of 0.6% and an increase of 11.9% related to the positive impact of currency.

Major Pharmaceutical Product Revenues* – Fiscal Second Quarter
(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
REMICADE®	$886	$869	2.0%	2.0%	-%
RISPERDAL®	712	848	(16.0)	(18.9)	2.9
TOPAMAX®	677	578	17.1	14.8	2.3
PROCRIT®/EPREX®	652	758	(14.0)	(18.8)	4.8
LEVAQUIN®/FLOXIN®	351	364	(3.6)	(3.9)	0.3
RISPERDAL® CONSTA®	343	278	23.4	14.2	9.2
ACIPHEX®/PARIET®	325	336	(3.3)	(8.6)	5.3
CONCERTA®	279	256	9.0	6.3	2.7
DURAGESIC®/Fentanyl Transdermal	272	288	(5.6)	(13.5)	7.9
Other	1,843	1,574	17.1	9.9	7.2
Total	$6,340	$6,149	3.1%	(1.3)%	4.4%

*Prior year amounts have been reclassified to conform to current presentation.

REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 2.0% over prior year fiscal second quarter. This growth was driven by market growth partially offset by a decrease in export sales due to customer production planning needs. Operational growth for the first fiscal six months of 2008 versus the same period a year ago was 17.8%, which the Company believes is more reflective of actual consumption in the first two fiscal quarters of 2008. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.

RISPERDAL® (risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, experienced an operational decline of 18.9% versus the prior year. Sales outside the U.S. declined due to generic competition in most markets. Sales in the U.S. declined primarily due to lower inventory levels as wholesalers and retailers prepare for the entry of the generic product. For most major markets outside the U.S. the patent for the RISPERDAL® compound expired in December 2007. Market exclusivity for RISPERDAL® oral in the U.S. expired on June 29, 2008 and Janssen, a Johnson & Johnson subsidiary, launched an authorized generic version of RISPERDAL® oral on June 30, 2008. Loss of market exclusivity for RISPERDAL® oral patent is likely to result in a significant reduction in sales in the U.S. In the first fiscal six months of 2008, U.S. sales of RISPERDAL® oral were $1.1 billion.

TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, achieved strong operational growth of 14.8% as compared to prior year fiscal second quarter. The growth was primarily due to increases in the migraine category partially offset by generic competition in certain markets outside the U.S. The patent for TOPAMAX® (topiramate) in the U.S. will expire in September 2008. In July 2008, the U.S. Food and Drug Administration (FDA) granted pediatric exclusivity for TOPAMAX®, which extends market exclusivity in the U.S. until March 2009. The expiration of a product patent or loss of market exclusivity is likely to result in a significant reduction in sales. In the first fiscal six months of 2008, U.S. sales of TOPAMAX® were $1.1 billion.

PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa) experienced an operational sales decline of 18.8%, as compared to prior year fiscal second quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. Outside the U.S., new competition and label reviews have contributed to the lower sales results for EPREX®. Discussions with European regulators regarding potential changes to the label for ESAs, including EPREX®, are underway. The FDA issued an order requiring a labeling supplement making specific revisions to the label for ESAs, including PROCRIT®. The order requires this labeling supplement to be submitted to the FDA by August 14, 2008.

LEVAQUIN® (levofloxacin)/FLOXIN® experienced an operational decline of 3.9% over prior year fiscal second quarter, primarily due to the impact of generic competition in the category.

RISPERDAL® CONSTA® (risperidone), a long acting injectable for the treatment of schizophrenia, achieved operational growth of 14.2% over the prior year fiscal second quarter of 2007. Strong growth was due to a positive shift from oral to injectable therapies outside the U.S. The U.S. sales growth was due to higher market share and market growth.

ACIPHEX®/PARIET®, a proton pump inhibitor, experienced an operational decline of 8.6% as compared to prior year fiscal second quarter, primarily due to increased generic competition in the category.

CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 6.3% over the fiscal second quarter of 2007. The sales increase was due to market growth. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Two parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.

DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) experienced an operational sales decline of 13.5% over the fiscal second quarter of 2007 due to continued generic erosion.

In the fiscal second quarter of 2008, Other Pharmaceutical sales achieved operational growth of 9.9% versus the prior year. The biggest contributor to the increase was VELCADE®, a treatment for relapse multiple myeloma, which was co-developed with Millenium Pharmaceuticals.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal six months of 2008 were $11.8 billion, an increase of 9.7% over the same period a year ago, with 3.6% of this change due to operational increases and the remaining 6.1% increase related to the positive impact of currency.  The U.S. Medical Devices and Diagnostics sales increase was 2.1% and the growth in international Medical Devices and Diagnostics sales was 16.8%, which included operational increases of 5.0% and an increase of 11.8% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales* – First Fiscal Six Months
(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
DEPUY®	$2,542	$2,292	10.9%	6.1%	4.8%
ETHICON ENDO-SURGERY®	2,127	1,848	15.1	8.3	6.8
ETHICON®	1,965	1,778	10.5	3.5	7.0
CORDIS®	1,687	1,780	(5.2)	(11.0)	5.8
Diabetes Care	1,289	1,145	12.6	6.2	6.4
Vision Care	1,246	1,066	16.9	10.0	6.9
ORTHO-CLINICAL DIAGNOSTICS®	919	829	10.9	5.5	5.4
Total	$11,775	$10,738	9.7%	3.6%	6.1%

 *Prior year amounts have been reclassified to conform to current presentation.

Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2008 were $6.1 billion, an increase of 12.1% over the same period a year ago, with 5.7% of this change due to operational growth and the remaining 6.4% increase related to the positive impact of currency.  The U.S. Medical Devices and Diagnostics sales increase was 4.0% and the growth in international Medical Devices and Diagnostics sales was 19.7%, which included operational growth of 7.3% and an increase of 12.4% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales* – Fiscal Second Quarter

(Dollars in Millions)	June 29, 2008	July 1, 2007	Total Change	Operations Change	Currency Change
DEPUY®	$1,289	$1,135	13.6%	8.5%	5.1%
ETHICON ENDO-SURGERY®	1,124	957	17.5	10.4	7.1
ETHICON®	1,020	904	12.8	5.7	7.1
CORDIS®	852	852	-	(6.4)	6.4
Diabetes Care	674	596	13.1	6.7	6.4
Vision Care	639	553	15.6	8.4	7.2
ORTHO-CLINICAL DIAGNOSTICS®	476	421	13.1	7.4	5.7
Total	$6,074	$5,418	12.1%	5.7%	6.4%

 *Prior year amounts have been reclassified to conform to current presentation.

The DePuy franchise’s operational growth of 8.5% over the same period a year ago was primarily due to DePuy's orthopaedic joint reconstruction products including the hip and knee product lines and strong performance in the Mitek sports medicine products.

The Ethicon Endo-Surgery franchise achieved operational growth of 10.4% over prior year fiscal second quarter. This growth was mainly driven by the continued success of the HARMONIC®™ business, and the Endocutter, a key product used in performing bariatric procedures for the treatment of obesity. Additional contributors to the growth were the REALIZE® Gastric Band and Advanced Sterilization Products line.

The Ethicon franchise achieved operational growth of 5.7% from the same period in the prior year resulting from solid growth in Hemostasis, sutures, and mesh product lines.

The Cordis franchise experienced an operational sales decline of 6.4% over the fiscal second quarter of 2007. This decline was caused by loss of market share for the CYPHER® Sirolimus-eluting Coronary Stent due to market entry of a new competitor in the U.S. These results were partially offset by strong growth of the Biosense Webster business.

The Diabetes Care franchise achieved operational growth of 6.7% over the fiscal second quarter of 2007 reflecting the continued success of the ONETOUCH® ULTRA® product lines and the growth of the Animas business.

The Vision Care franchise achieved operational sales growth of 8.4%. ACUVUE® OASYS™, 1-DAY ACUVUE®MOISTTM, and ACUVUE® ADVANCETM for Astigmatism were the major contributors to this growth.

The Ortho-Clinical Diagnostics franchise achieved operational growth of 7.4% with the Immunohematology product line being the major contributor.

Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the first fiscal six months of 2008 decreased to 28.7% from 29.0% of sales as compared to the same period a year ago.  The cost of products sold for the fiscal second quarter of 2008 increased to 28.9% from 28.8% of sales in the same period a year ago. The increase in the fiscal second quarter was primarily due to the change in the mix of businesses, with stronger sales growth in the Consumer business and slower sales growth in the Pharmaceutical business.

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2008 increased to 32.6% from 32.5% as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2008 increased to 33.5% from 33.3% of sales in the same period a year ago. Increases in the quarterly and six month periods were primarily due to the change in the mix of businesses and increased promotional expenses associated with new product launches in the Medical Devices and Diagnostics business. The increase was partially offset by the impact of restructuring initiatives and cost containment efforts primarily in the Pharmaceutical business and lower integration costs in the Consumer business.

Research & Development
Research activities represent a significant part of the Company’s business.  These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the first fiscal six months of 2008 were $3.6 billion, an increase of 2.6% over the same period a year ago.    Research and development spending in the fiscal second quarter of 2008 was $1.9 billion, an increase of 1.6% over the fiscal second quarter of 2007. As a percent to sales, the level of research and development spending decreased for both the fiscal second quarter and the first fiscal six months of 2008 as compared to the same period a year ago. The decreases as a percent to sales in the quarterly and six month periods were primarily due to changes to the mix of businesses.

In-Process Research & Development(IPR&D)
In the fiscal second quarter and the first fiscal six months of 2008, the Company had $40 million of IPR&D charges with no tax benefit associated with the acquisition of Amic AB.

In the fiscal second quarter of 2007, the Company had no IPR&D charges. IPR&D charges of $807 million before and after tax were recorded during the first fiscal six months of 2007 related to the acquisitions of Conor Medsystems Inc.

Other (Income) Expense, Net
Other  (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, minority interests, litigation settlements, as well as royalty income. As a percent to sales, other (income) expense, net for the fiscal second quarter of 2008 was similar to the fiscal second quarter of 2007. The unfavorable change in other (income) expense, net for the first fiscal six months of 2008 as compared to the same period a year ago was $192 million. This was primarily due to the net gain of $175 million before tax related to the divestiture of certain brands recorded in the fiscal first quarter of 2007.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2008 was 17.4% versus 17.6% over the same period a year ago. This decrease was primarily due to the net gain of $175 million before tax related to the divestitures of certain brands recorded in the fiscal first quarter of 2007. Operating profit as a percent to sales in the fiscal second quarter of 2008 was 16.9% versus 13.5% over the same period a year ago. The increase in the fiscal second quarter was due to cost synergies, lower integration costs related to the acquisition of the Consumer Healthcare Business of Pfizer Inc. and other cost containment initiatives.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2008 was 35.3% versus 35.7% over the same period a year ago. Operating profit as a percent to sales in the fiscal second quarter of 2008 was 33.8% versus 34.7% over the same period a year ago.  For both periods in 2008, operating profit margin declined, as compared to the same periods a year ago. This was due to the change in product mix, primarily the RISPERDAL® oral loss of exclusivity outside the U.S. during 2008.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2008 was 29.7% versus 20.8% over the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for the fiscal six months over the same period a year ago was the acquisition related IPR&D charges of $40 million incurred during the fiscal six months of 2008 versus IPR&D charges of $807 million incurred during the fiscal six months of 2007. Operating profit as a percent to sales in the fiscal second quarter of 2008 was 28.0% versus 28.1% over the same period a year ago. The decrease was primarily due to the acquisition related IPR&D charges of $40 million incurred during the fiscal second quarter of 2008.

Interest (Income) Expense
Interest income decreased in both the first fiscal six months and fiscal second quarter of 2008 as compared to the same periods a year ago, due to lower rates of interest earned, despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $13.1 billion at the end of the fiscal second quarter of 2008.  This is an increase of $7.1 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.

Interest expense increased in both the first fiscal six months and fiscal second quarter of 2008 as compared to the same periods a year ago, due to a higher debt position of $13.9 billion at the end of the fiscal second quarter of 2008, compared to $6.5 billion from the same period a year ago. The higher debt balance was due to increased borrowings primarily to purchase common stock under the ongoing Common Stock repurchase program announced on July 9, 2007.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal six months of 2008 and 2007 were 24.1% and 26.4%, respectively. The decrease in the effective tax rate of 2.3% was primarily due to the lower in-process research and development (IPR&D) charge of $40 million with no tax benefit recorded in the first fiscal six months of 2008 versus the higher IPR&D charges of $807 million with no tax benefit recorded in the first fiscal six months of 2007.

At June 29, 2008 the Company had approximately $1.8 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will significantly change during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from business operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures, and acquisitions. In the first fiscal six months of 2008, cash flow from operations was $6.1 billion, a decrease of $0.7 billion over the same period a year ago. The decrease was primarily due to the change of $0.9 billion in accounts payable and accrued liabilities versus the same period a year ago. Net cash used by investing activities decreased by $2.6 billion primarily due to a decrease of $1.3 billion in acquisition activity and an increase of $1.6 billion in the maturity and sales of investments, net of purchases. This decrease was partially offset by a $0.2 billion decrease in proceeds from the disposal of assets versus the same period a year ago which included the divestitures of certain products related to the acquisition of Consumer Healthcare business of Pfizer Inc in the first quarter of 2007. Net cash used by financing activities decreased by $1.3 billion versus the same period a year ago. An increase of $4.3 billion in net proceeds from short and long-term debt was partially offset by an increase of $2.9 billion for the repurchase of common stock primarily associated with the stock repurchase program announced on July 9, 2007. Cash and current marketable securities were $13.1 billion at the end of the fiscal second quarter of 2008 as compared with $6.0 billion at fiscal second quarter of 2007, an increase of $7.1 billion, primarily due to cash generated from operating activities.

On June 18, 2008 the Company issued an aggregate of $1.6 billion in long-term notes, comprised of $0.9 billion of 5.150% Notes due in 2018 and $0.7 billion of 5.850% Notes due in 2038. The proceeds of the notes issuances were principally used to convert short-term debt to long-term debt as market conditions presented an opportunity to issue long-term debt at reasonable rates.

Dividends

On April 24, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.460 per share, which was paid on June 10, 2008 to shareholders of record as of May 27, 2008. This represented an increase of 10.8% in the quarterly dividend rate  and was the 46th consecutive year of cash dividend increases.

On July 21, 2008, the Board of Directors declared a regular cash dividend of $0.460 per share, payable on September 9, 2008 to shareholders of record as of August 26, 2008. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statements No.141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements are effective for fiscal years beginning after December 15, 2008. SFAS No.141(R) will have a significant impact on the manner in which the Company accounts for future acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of IPR&D, expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment is applicable to acquisitions that occurred both prior and subsequent to the adoption of FAS 141(R). The Company believes that the adoption of SFAS No. 141R and SFAS No.160 will not have a material effect on its results of operations, cash flows or financial position.

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

EITF Issue 07-01:
Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The adoption of EITF 07-01 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

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

The Company also operates in an environment increasingly hostile to intellectual property rights. Generic drug firms have filed Abbreviated New Drug Applications seeking to market generic forms of most of the Company's key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on “Litigation Against Filers of Abbreviated New Drug Applications” included in Item 1. Financial Statements (unaudited)- Notes to Consolidated Financial Statements, Note 12.

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

Part II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 12 included in Part I, Item 1, Financial Statements (unaudited) - Notes to Consolidated Financial Statements.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2008.  Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Remaining Maximum Number of Shares that May Be Purchased Under the Plans or Programs (2)
March 31, 2008 through April 27, 2008	3,459,700	$65.08	1,108,900
April 28, 2008 through May 25, 2008	10,506,700	$66.92	7,176,000
May 26, 2008 through June 29, 2008	14,692,000	$65.50	12,982,300
Total	28,658,400		21,267,200	(3)	56,069,005

(1) During the fiscal second quarter of 2008, the Company repurchased an aggregate of 21,267,200 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 7,391,200 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2) As of June 29, 2008, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on June 27, 2008 of $63.57 per share.

(3) As of June 29, 2008, an aggregate of 99,769,300 shares were purchased for a total of $6.4 billion since the inception of the repurchase program announced on July 9, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of the shareholders of the Company was held on April 24, 2008.

(b)   Election of the directors is set forth in (c) below.

(c)   The shareholders elected all the Company’s nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered accounting firm for the fiscal year 2008. The shareholders did not approve the shareholder proposal on advisory vote on executive compensation policies and disclosure.

1.           Election of Directors:

	Shares For*	Shares Withheld
M. S. Coleman J. G. Cullen M. M. E. Johns A. G. Langbo S. L. Lindquist L. F. Mullin W. D. Perez C. A. Poon C. Prince D. Satcher W. C. Weldon	2,200,474,488 2,270,948,301 1,756,609,243 1,914,962,811 2,356,807,292 2,370,078,331 1,836,417,795 2,353,635,674 1,828,742,981 2,356,664,992 2,353,902,507	229,448,405 158,974,592 673,313,650 514,960,082 73,115,601 59,844,562 593,505,098 76,287,219 601,179,912 73,257,901 76,020,386

*Includes up to 464,521,944 broker non-votes

2.   Ratification of Appointment of PricewaterhouseCoopers LLP:

For* Against Abstain	2,360,642,013 38,701,570 30,579,310

*Includes up to 464,521,944 broker non-votes

3.   Shareholder proposal on advisory vote on executive compensation policies and disclosure:

For Against Abstain Broker Non-vote	841,064,878 1,033,777,487 90,558,584 464,521,944

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

                                               JOHNSON & JOHNSON
                                                     (Registrant)

Date:  August 4, 2008                                   By /s/ D. J. CARUSO
                                                                 D. J. CARUSO
                                                                 Vice President, Finance;
                                                                 Chief Financial Officer
(Principal Financial Officer)

Date:  August 4, 2008                                       By /s/ S. J. COSGROVE
                                                                 S. J. COSGROVE
                                                                 Controller
(Principal Accounting Officer)