Form 10-Q
period 2008-09-28
JOHNSON & JOHNSON
filed 2008-11-04
CIK 200406

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the  Securities Exchange Act of 1934 for the quarterly period ended September 28, 2008

or

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

On October 26, 2008 2,774,568,107 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

ASSETS

	September 28, 2008	December 30, 2007
Current assets:
Cash & cash equivalents	$14,018	$7,770
Marketable securities	781	1,545
Accounts receivable, trade, less allowances for doubtful accounts $254 (2007,$193)	10,156	9,444
Inventories (Note 4)	5,473	5,110
Deferred taxes on income	2,584	2,609
Prepaid expenses and other receivables	3,578	3,467
Total current assets	36,590	29,945
Marketable securities, non-current	2	2
Property, plant and equipment at cost	27,601	26,466
Less: accumulated depreciation	(13,246)	(12,281)
Property, plant and equipment, net	14,355	14,185
Intangible assets, net (Note 5)	14,296	14,640
Goodwill, net (Note 5)	14,275	14,123
Deferred taxes on income	5,191	4,889
Other assets	3,015	3,170
Total assets	$87,724	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

              LIABILITIES AND SHAREHOLDERS' EQUITY

	September 28, 2008	December 30, 2007
Current liabilities:
Loans and notes payable	$6,245	$2,463
Accounts payable	6,384	6,909
Accrued liabilities	5,521	6,412
Accrued rebates, returns and promotions	2,609	2,318
Accrued salaries, wages and commissions	1,513	1,512
Accrued taxes on income	458	223
Total current liabilities	22,730	19,837
Long-term debt	8,395	7,074
Deferred taxes on income	1,384	1,493
Employee related obligations	5,533	5,402
Other liabilities	3,948	3,829
Total liabilities	41,990	37,635
Shareholders’ equity:
Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,842,548 shares)	3,120	3,120
Accumulated other comprehensive income (Note 8)	(930)	(693)
Retained earnings	61,878	55,280
Less: common stock held in treasury, at cost (339,515,000 and 279,620,000 shares)	18,334	14,388
Total shareholders’ equity	45,734	43,319
Total liabilities and shareholders’ equity	$87,724	$80,954

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
	Sept. 28, 2008	Percent to Sales	Sept. 30, 2007	Percent to Sales
Sales to customers (Note 6)	$15,921	100.0%	$14,970	100.0%
Cost of products sold	4,774	30.0	4,274	28.5
Gross profit	11,147	70.0	10,696	71.5
Selling, marketing and administrative expenses	5,195	32.6	4,899	32.7
Research expense	1,861	11.7	1,834	12.3
Restructuring (Note 11)	-	-	745	5.0
Interest income	(97)	(0.6)	(134)	(0.9)
Interest expense, net of portion capitalized	122	0.8	82	0.6
Other (income)expense, net	(224)	(1.4)	2	-
Earnings before provision for taxes on income	4,290	26.9	3,268	21.8
Provision for taxes on income (Note 3)	980	6.1	720	4.8
NET EARNINGS	$3,310	20.8%	$2,548	17.0%
` NET EARNINGS PER SHARE (Note 7)
Basic	$1.19		$0.88
Diluted	$1.17		$0.88
CASH DIVIDENDS PER SHARE	$0.460		$0.415
AVG. SHARES OUTSTANDING
Basic	2,790.9		2,887.7
Diluted	2,831.3		2,912.9

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Nine Months Ended
	Sept. 28, 2008	Percent to Sales	Sept. 30, 2007	Percent to Sales
Sales to customers (Note 6)	$48,565	100.0%	$45,138	100.0%
Cost of products sold	14,139	29.1	13,017	28.8
Gross profit	34,426	70.9	32,121	71.2
Selling, marketing and administrative expenses	15,825	32.6	14,730	32.6
Research expense	5,469	11.3	5,352	11.9
In-process research & development (IPR&D)	40	0.1	807	1.8
Restructuring (Note 11)	-	-	745	1.7
Interest income	(268)	(0.6)	(324)	(0.7)
Interest expense, net of portion capitalized	325	0.7	203	0.4
Other (income)expense, net	(377)	(0.8)	(343)	(0.8)
Earnings before provision for taxes on income	13,412	27.6	10,951	24.3
Provision for taxes on income (Note 3)	3,177	6.5	2,749	6.1
NET EARNINGS	$10,235	21.1%	$8,202	18.2%
NET EARNINGS PER SHARE (Note 7)
Basic	$3.64		$2.84
Diluted	$3.60		$2.81
CASH DIVIDENDS PER SHARE	$1.335		$1.205
AVG. SHARES OUTSTANDING
Basic	2,811.9		2,892.0
Diluted	2,847.8		2,919.3

         See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$10,235	$8,202
Adjustment to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,117	1,902
Stock based compensation	524	537
Purchased in-process research and development	40	807
Deferred tax provision	(354)	(900)
Accounts receivable allowances	62	13
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(790)	(407)
Increase in inventories	(348)	(309)
(Decrease)/Increase in accounts payable and accrued liabilities	(1,103)	933
Increase in other current and non-current assets	(2)	(1,007)
Increase in other current and non-current liabilities	590	1,154
NET CASH FLOWS FROM OPERATING ACTIVITIES	10,971	10,925
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,938)	(1,704)
Proceeds from the disposal of assets	56	214
Acquisitions, net of cash acquired	(400)	(1,378)
Purchases of investments	(1,434)	(8,475)
Sales of investments	2,079	6,706
Other (primarily intangibles)	(36)	(101)
NET CASH USED BY INVESTING ACTIVITIES	(1,673)	(4,738)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,750)	(3,486)
Repurchase of common stock	(5,773)	(2,581)
Proceeds from short-term debt	5,194	20,124
Retirement of short-term debt	(1,649)	(21,461)
Proceeds from long-term debt	1,640	2,605
Retirement of long-term debt	(16)	(12)
Proceeds from the exercise of stock options/excess tax benefits	1,360	961

NET CASH USED BY FINANCING ACTIVITIES	(2,994)	(3,850)

Effect of exchange rate changes on cash and cash equivalents	(56)	220
Increase/(decrease) in cash and cash equivalents	6,248	2,557
Cash and Cash equivalents, beginning of period	7,770	4,083
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,018	$6,640

Acquisitions
Fair value of assets acquired	$416	$1,609
Fair value of liabilities assumed	(16)	(231)
Net cash paid for acquisitions	$400	$1,378

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

As of September 28, 2008, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $64 million after-tax. For additional information, see Note 8. The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative. Transactions with third parties will cause the amount in accumulated other comprehensive income to affect net earnings. The length of time over which the Company is hedging typically does not exceed 18 months.  The Company also uses currency swaps to manage currency risk primarily related to borrowings, which may exceed 18 months.

For the fiscal third quarters ended September 28, 2008 and September 30, 2007, the net impact of the hedges' ineffectiveness, transactions not qualifying for hedge accounting and discontinuance of hedges, to the Company's financial statements was insignificant. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the first fiscal nine months of 2008 and 2007 were 23.7% and 25.1%, respectively. The decrease in the effective tax rate was primarily due to the lower in-process research and development (IPR&D) charge of $40 million with no tax benefit recorded in the first fiscal nine months of 2008 versus the IPR&D charge of $807 million with no tax benefit recorded in the first fiscal nine months of 2007.  This benefit is reduced by higher taxes in 2008 due to the expiration of the Research and Development (R&D) credit at the end of 2007.  The R&D credit was extended as part of the Emergency Economic Stabilization Act of 2008, signed in October of 2008 but is not included in the results of the first fiscal nine months of 2008.

NOTE 4 - INVENTORIES
(Dollars in Millions)

	September 28, 2008	December 30, 2007
Raw materials and supplies	$943	$905
Goods in process	1,655	1,384
Finished goods	2,875	2,821
Total	$5,473	$5,110

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

(Dollars in Millions)	September 28, 2008	December 30, 2007
Trademarks (non-amortizable)	$6,223	$6,457
Less accumulated amortization	147	144
Trademarks (non-amortizable)- net	6,076	6,313
Patents and trademarks	4,746	4,597
Less accumulated amortization	1,758	1,615
Patents and trademarks – net	2,988	2,982
Other amortizable intangibles	7,594	7,399
Less accumulated amortization	2,362	2,054
Other intangibles – net	5,232	5,345
Total intangible assets - gross	18,563	18,453
Less accumulated amortization	4,267	3,813
Total intangible assets - net	14,296	14,640
Goodwill – gross	15,014	14,866
Less accumulated amortization	739	743
Goodwill – net	$14,275	$14,123

Goodwill as of September 28, 2008 as allocated by segment of business is as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net of accumulated amortization at December 30, 2007	$8,125	$964	$5,034	$14,123
Acquisitions	190	-	6	196
Translation & Other	(61)	11	6	(44)
Goodwill, net as of September 28, 2008	$8,254	$975	$5,046	$14,275

The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively.  The amortization expense of amortizable intangible assets for the fiscal nine months ended September 28, 2008 was $593 million and the estimated amortization expense for the five succeeding years approximates $750 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Percent Change
Consumer
U.S.	$1,769	$1,591	11.2%
International	2,330	2,032	14.7
Total	4,099	3,623	13.1
Pharmaceutical
U.S.	3,538	3,765	(6.0)
International	2,575	2,334	10.3
Total	6,113	6,099	0.2
Medical Devices & Diagnostics
U.S.	2,648	2,569	3.1
International	3,061	2,679	14.3
Total	5,709	5,248	8.8
Worldwide
U.S.	7,955	7,925	0.4
International	7,966	7,045	13.1
Total	$15,921	$14,970	6.4%

	Fiscal Nine Months Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Percent Change
Consumer
U.S.	$5,282	$4,782	10.5%
International	6,917	5,901	17.2
Total	12,199	10,683	14.2
Pharmaceutical
U.S.	11,401	11,659	(2.2)
International	7,481	6,810	9.9
Total	18,882	18,469	2.2
Medical Devices & Diagnostics
U.S.	7,959	7,772	2.4
International	9,525	8,214	16.0
Total	17,484	15,986	9.4
Worldwide
U.S.	24,642	24,213	1.8
International	23,923	20,925	14.3
Total	$48,565	$45,138	7.6%

(1) Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Percent Change
Consumer (1)	$764	$586	30.4%
Pharmaceutical (2)	2,003	1,594	25.7
Medical Devices & Diagnostics (3)	1,657	1,140	45.4
Segments total	4,424	3,320	33.3
Expense not allocated to segments (4)	(134)	(52)
Worldwide total	$4,290	$3,268	31.3%

	Fiscal Nine Months Ended
(Dollars in Millions)	Sept. 28, 2008	Sept.30, 2007	Percent Change
Consumer (1)	$2,175	$1,828	19.0%
Pharmaceutical (2)	6,513	6,006	8.4
Medical Devices & Diagnostics(3)(5)	5,159	3,378	52.7
Segments total	13,847	11,212	23.5
Expense not allocated to segments (4)	(435)	(261)
Worldwide total	$13,412	$10,951	22.5%

(1) Includes restructuring charges of $15 million recorded in the fiscal third quarter and the first fiscal nine months of 2007.
(2) Includes restructuring charges of $429 million recorded in the fiscal third quarter and the first fiscal nine months of 2007.
(3) Includes restructuring charges of $301 million recorded in the fiscal third quarter and the first fiscal nine months of 2007.
(4) Amounts not allocated to segments include interest income/(expense), minority interest and general corporate income/(expense).
(5) Includes $40 million and $807 million of IPR&D charges related to acquisitions completed in the first fiscal nine months of 2008 and first fiscal nine months of 2007, respectively.

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Percent Change
U.S.	$7,955	$7,925	0.4%
Europe	4,076	3,765	8.3
Western Hemisphere, excluding U.S.	1,461	1,195	22.3
Asia-Pacific, Africa	2,429	2,085	16.5
Total	$15,921	$14,970	6.4%

	Fiscal Nine Months Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Percent Change
U.S.	$24,642	$24,213	1.8%
Europe	12,931	11,485	12.6
Western Hemisphere, excluding U.S.	3,986	3,372	18.2
Asia-Pacific, Africa	7,006	6,068	15.5
Total	$48,565	$45,138	7.6%

NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 28, 2008 and September 30, 2007.

(Shares in Millions)	Fiscal Quarters Ended
	Sept. 28, 2008	Sept. 30, 2007
Basic net earnings per share	$1.19	$0.88
Average shares outstanding – basic	2,790.9	2,887.7
Potential shares exercisable under stock option plans	242.0	192.0
Less: shares which could be repurchased under treasury stock method	(205.3)	(170.6)
Convertible debt shares	3.7	3.8
Average shares outstanding – diluted	2,831.3	2,912.9
Diluted earnings per share	$1.17	$0.88

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $1 million for both the fiscal third quarters ended September 28, 2008 and September 30, 2007.

The diluted earnings per share calculation for the fiscal third quarter ended September 30, 2007, excluded 66 million shares related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share. For the fiscal third quarter ended September 28, 2008 the number of shares related to stock options for which the exercise price of these options was greater than their average market value was insignificant.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 28, 2008 and September 30, 2007.

(Shares in Millions)	Fiscal Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007
Basic net earnings per share	$3.64	$2.84
Average shares outstanding – basic	2,811.9	2,892.0
Potential shares exercisable under stock option plans	241.5	192.3
Less: shares which could be repurchased under treasury stock method	(209.3)	(168.8)
Convertible debt shares	3.7	3.8
Average shares outstanding – diluted	2,847.8	2,919.3
Diluted earnings per share	$3.60	$2.81

The diluted earnings per share calculation included the dilutive effect of convertible debt that was offset by the related reduction in interest expense of $3 million for both the fiscal nine months ended September 28, 2008 and September 30, 2007.

The diluted earnings per share calculation for the first fiscal nine months ended September 28, 2008 and September 30, 2007, excluded 1 million and 65 million shares, respectively, related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the first fiscal nine months ended September 28, 2008 was $10.0 billion, compared with $8.8 billion for the same period a year ago. Total comprehensive income for the fiscal third quarter ended September 28, 2008 was $1.8 billion, compared with $2.9 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

(Dollars in Millions)	For. Cur. Trans.	Unrld Gains/ (Losses) on Sec	Employee Benefit Plans	Gains/(Losses) on Deriv & Hedges		Total Accum Other Comp Inc/(Loss)
December 30, 2007	$628	84	(1,360)	(45)		(693)
2008 nine months changes
Net change associated with current period hedging transactions				4
Net amount reclassed to net earnings				105	*
Net nine months changes	(406)	(47)	107	109		(237)
September 28, 2008	$222	37	(1,253)	64		(930)

Amounts in accumulated other comprehensive income are presented net of the related tax impact.  Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

*Substantially offset in net earnings by changes in value of the underlying transactions.

NOTE 9 – MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal third quarter of 2008 the Company acquired Beijing Dabao Cosmetics Co., Ltd., a company that sells personal care brands in China.

During the fiscal third quarter of 2008 the Company entered into a definitive agreement to sell Ethicon’s Professional Wound Care business. The divestiture is expected to close in the fiscal fourth quarter of 2008.

During the fiscal second quarter of 2008 the Company acquired Amic AB, a Swedish developer of in vitro diagnostic technologies for use in point-of-care and near-patient settings (outside the physical facilities of the clinical laboratory). An in-process research & development (IPR&D) charge of $40 million before and after tax was recorded related to the acquisition of Amic AB.

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

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2008 and 2007 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service cost	$126	148	35	34
Interest cost	177	169	43	37
Expected return on plan assets	(220)	(208)	(1)	(1)
Amortization of prior service cost	2	2	(1)	(1)
Amortization of net transition asset	-	1	-	-
Recognized actuarial losses	16	47	15	17
Curtailments and settlements	-	(2)	-	-

Net periodic benefit cost	$101	157	91	86

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal nine months of 2008 and 2007 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Nine Months Ended
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Service cost	$381	417	106	104
Interest cost	534	489	126	111
Expected return on plan assets	(666)	(603)	(2)	(2)
Amortization of prior service cost	8	7	(4)	(4)
Amortization of net transition asset	1	1	-	-
Recognized actuarial losses	47	142	48	50
Curtailments and settlements	4	(2)	-	-

Net periodic benefit cost	$309	451	274	259

Company Contributions

For the fiscal nine months ended September 28, 2008, the Company contributed $21 million and $17 million to its U.S. and international retirement plans, respectively. The Company is not required to fund the U.S. retirement plans due to minimum statutory funding requirements for its U.S. retirement plans in 2008. Additional contributions may be made when deemed appropriate. International plans are funded in accordance with local regulations.

NOTE 11 – RESTRUCTURING

In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company's Pharmaceuticals segment is reducing its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise is moving to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients' cardiovascular needs, while reducing its cost base. Additionally, as part of this initiative the Company plans to eliminate approximately 4,400 positions of which 3,300 have been eliminated since this restructuring initiative was announced. The Company is also accelerating steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies.

During the fiscal third quarter of 2007, the Company recorded $745 million in pre-tax charges of which, approximately, $500 million of the pre-tax restructuring charges are expected to require cash payments. The $745 million of restructuring charges consists of severance costs of $450 million, asset write-offs of $272 million and $23 million related to leasehold obligations. The $272 million of asset write-offs relate to property, plant and equipment of $166 million, intangible assets of $48 million and other assets of $58 million.

The following table summarizes the severance reserve and the associated spending under this initiative through the third quarter of 2008:

(Dollars in Millions) Reserve balance as of: December 30, 2007 Cash outlays* September 28, 2008	Severance $404 (195) $209

*Cash outlays for severance are expected to be substantially paid out over the next 9-12 months in accordance with the Company’s plans and local laws.

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

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC® and the CHARITÉ™ Artificial Disc. There are approximately 1,200 claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, 535 with respect to RISPERDAL®, 288 with respect to CHARITÉ™ and 100 with respect to DURAGESIC®. These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL®, the Attorneys General of eight states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 40 other states have indicated a potential interest in pursuing similar litigation against the Company’s Janssen subsidiary, and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions.  In the case brought by the Attorney General of West Virginia, based on claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, Janssen was found liable on motion, and damages are likely to be assessed at less than $20 million.  Janssen intends to appeal.

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

AFFIRMATIVE STENT PATENT LITIGATION

In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases, and on September 30, 2008, the district court entered judgments, including interest, in the amounts of $702 million and $521 million against Boston Scientific and Medtronic, respectively.  Boston Scientific has appealed the judgment, but Medtronic paid $472 million in October 2008, representing the judgment, net of amounts exchanged in settlement of a number of other litigations between the companies.

Cordis also has two arbitrations against Medtronic seeking royalties for the sale of stent products introduced by Medtronic subsequent to December 2000 pursuant to a 1997 cross-license agreement between Cordis and Medtronic.  The hearing on the first of these arbitrations will take place in March 2009.

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

Cordis has filed several lawsuits in New Jersey Federal District Court against Guidant Corporation, Abbott Laboratories, Inc., Boston Scientific and Medtronic alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis. In October 2008, Cordis filed suit against Boston Scientific in Delaware Federal Court accusing the Taxus® Liberte® stent of infringing the Gray patent.

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

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

J&J Product	Company	Patents	Plaintiff/Patent Holder	Court	Trial Date	Date Filed
Two-layer Catheters	Cordis	Kasten-hofer	Boston Scientific Corp.	Multiple European	*	09/07

Contact Lenses	Vision Care	Nicolson	CIBA Vision	M.D.FL Multiple European	03/09 *	09/03

CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	*	11/07

CYPHER® Stent	Cordis	Bonutti	MarcTec	S.D. IL	*	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	*	10/07

Stent/Catheter Delivery Systems	Cordis/ Ethicon	Schock	Cardio Access LLC	E.D. TX	*	06/08

LISTERINE® Tooth Whitening Strips	McNeil-PPC	Sagel	Procter & Gamble	W.D. WI	*	05/08

Blood Glucose Meters and Strips	Lifescan	Wilsey	Roche Diagnostics	D. DE	*	11/07

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

As noted in the following chart, 30-month stays expired during 2006 and 2007, and will expire in 2008, 2009, 2010 and 2011 with respect to ANDA challenges regarding various products:

Brand Name Product	Patent/NDA Holder	Generic Challenger	Court	Trial Date	Date Filed	30-Month Stay Expiration

CONCERTA®	McNeil-PPC	Andrx	D. DE	12/07	09/05	None
18,27,36 and 54 mg controlled release tablet	ALZA

LEVAQUIN® 250, 500, 750 mg tablets	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09

ORTHO TRI CYCLEN® LO	Ortho-McNeil	Barr	D. NJ	*	10/03	02/06
0.18 mg/0.025 mg 0.215 mg/0.025 mg and 0.25 mg/0.025 mg		Watson	D. NJ	*	10/08	03/11

RAZADYNE(TM)	Janssen	Teva	D. DE	05/07	07/05	08/08
		Mylan	D. DE	05/07	07/05	08/08
		Dr. Reddy's	D. DE	05/07	07/05	08/08
		Purepac	D. DE	05/07	07/05	08/08
		Barr	D. DE	05/07	07/05	08/08
		AlphaPharm	D. DE	05/07	07/05	08/08
		Sandoz	D. DE	*	08/08	None

RAZADYNE™ ER	Janssen	Barr	D. NJ	*	06/06	None
		Sandoz	D. NJ	*	05/07	None
		KV Pharma	D. NJ	*	12/07	05/10

ULTRACET	Ortho-McNeil	Apotex	N.D. IL	*	07/07	12/09

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil	Par	D. DE	01/09	05/07	09/09

ULTRAM ER® 100 mg tablet	Ortho-McNeil-Janssen	Impax	D. DE	*	08/08	01/11

* Trial date to be scheduled.

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

On October 16, 2008, the Company’s subsidiary Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) filed suit in Federal District Court in New Jersey against Watson Laboratories, Inc. in response to Watson’s ANDA regarding Ortho TriCyclen Lo.

In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE® patent that Janssen licenses from Synaptech, a four-day non-jury trial was held in the Federal District Court in Delaware in May 2007. On August 27, 2008, the court held that the patent was invalid because it was not enabled.  Janssen and Synaptech have appealed the decision. Since the court’s decision, three generic companies have received final approvals for their products and two companies, Barr and Alphapharm (Mylan), have launched “at risk” pending appeal.  Additional generic approvals and launches could occur at any time.

On August 13, 2008, the Company’s subsidiary OMJPI, and Synaptech filed suit in Federal District Court in Delaware against Sandoz, Inc. in response to Sandoz’s ANDA regarding RAZADYNE® tablets.  Sandoz seeks to bring its generic version of RAZADYNE® to market, before expiration of the patent that OMJPI licenses from Synaptech, in December 2008.  In light of the court’s decision in the actions against Barr and Alphapharm, it is expected that the court will enter judgment for Sandoz shortly.

In the action against Andrx with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the Federal District Court in Delaware in December 2007. The Court has yet to issue its ruling in that action.

In the action against Sandoz with respect to its ANDA challenge to a RAZADYNE® ER patent that Janssen licenses from Synaptech, the action has been stayed pending the outcome of the appeal in the above litigation in Delaware Federal District Court. Sandoz originally challenged only one of two patents for RAZADYNE® ER, and certified that it will await expiration of the second patent in 2019 before marketing its generic version of RAZADYNE® ER. In April 2008, Sandoz notified Janssen that it has now challenged the second patent in its ANDA and seeks to market the product before that patent expires in 2019.  An infringement action was brought against Sandoz based on the second patent in the District of New Jersey in June 2008.

In the action against Barr with respect to its ANDA challenge to the RAZADYNE® ER patent that Janssen licenses from Synaptech, the action was stayed pending the outcome in the above litigation against Barr in Delaware Federal District Court.  In September 2008, the Delaware decision invalidating the patent resulted in entry of judgment for Barr on that patent. Litigation against Barr as to another patent regarding RAZADYNE® ER will proceed, but no stay of generic entry applies to Barr as to that patent.

McNEIL-PPC, Inc. filed suit in April 2008 in Federal District Court in New Jersey against Perrigo Company with respect to its ANDA regarding MONISTAT® 1 Combination Pack.  In September 2008, a Joint Voluntary Stipulation of Dismissal was entered.

In the Ultracet actions, Ortho-McNeil filed suit against Kali/Par in 2002, separately against Caraco in 2004, and separately against Teva/Barr in 2004 based on the patent then in force.  In October 2005, Caraco’s motion for summary judgment of non-infringement of the original patent was granted and subsequently affirmed by the Federal Circuit.  In August 2006, the PTO granted a reissue patent. Ortho-McNeil thereafter amended its pending claims against Kali/Par and Teva/Barr to assert claim 6 of the reissue patent.  Ortho-McNeil also brought a new lawsuit against Kali/Par, Caraco, and Teva/Barr based on other claims of the reissue patent. In April 2007, certain of Kali/Par's and Teva/Barr’s motions for summary judgment of invalidity of the original patent were granted.  In July 2007 Kali/Par settled all pending claims, acknowledging that the asserted claims of the reissue patent are valid, enforceable, and infringed.  Also in July 2007, Ortho-McNeil filed suit against Apotex on the reissue patent.  In March 2008, Ortho-McNeil filed suit against Mylan and AlphaPharm on the reissue patent.  In April 2008, Caraco’s motion for summary judgment of invalidity of the reissue patent was granted. The Mylan/AlphaPharm case was dismissed on collateral estoppel grounds in light of the summary judgment finding of invalidity of the reissue patent in the Caraco case, and Apotex has filed a motion for summary judgment on similar grounds.  Ortho-McNeil intends to appeal the summary judgment decision invalidating the claims of the reissue patent.

In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the United States Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil licenses from Daiichi Pharmaceuticals, Inc.  Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term.

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

In December 2003, Ortho-McNeil received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). Additional subpoenas for documents have been received, and current and former employees have testified before a grand jury.  Discussions are underway in an effort to resolve this matter, but whether agreement can be reached and on what terms is uncertain.

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

In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely.  Plaintiffs are now engaged in further discovery of individual plaintiffs’ claims.

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

In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco.  Additional requests for documents have been received and responded to and former and current Scios employees have testified before a grand jury in San Francisco.

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

In November 2005, Amgen filed suit against Hoffmann-LaRoche, Inc. in the U.S. District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it would seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses EPO for sale in the United States to Ortho Biotech for non-dialysis indications. Trial in this action concluded in October 2007 with a verdict in Amgen’s favor, finding the patents valid and infringed.  The judge issued a preliminary injunction blocking the CERA launch, but said he was considering modifying that injunction to grant Roche a compulsory license that would allow it to launch in the U.S. if it paid a 22.5 percent royalty.  Before the judge decided whether to grant Roche the compulsory license, however, Roche appealed the original granting of the preliminary injunction to the U.S. Court of Appeals for the Federal Circuit.  In a subsequent decision, the district judge indicated he would not grant Roche a compulsory license.

In late December 2005 and early 2006, three purported class actions were filed on behalf of purchasers of endo-mechanical instruments against the Company and its wholly-owned subsidiaries, Ethicon, Inc., Ethicon Endo-Surgery, Inc., and Johnson & Johnson Health Care Systems, Inc. These cases challenge suture and endo-mechanical contracts with Group Purchasing Organizations and hospitals, in which discounts are predicated on a hospital achieving specified market share targets for both categories of products. These actions are in the process of being settled for approximately $14 million.

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

In June 2008, Johnson & Johnson received a subpoena from the United States Attorneys Office for the District of Massachusetts relating to the marketing of biliary stents by the company’s Cordis subsidiary.  Cordis is cooperating in responding to the subpoena.

In September 2008, Multilan AG, an indirect subsidiary of Schering-Plough Corporation, commenced arbitration against Janssen Pharmaceutica NV for an alleged wrongful termination of an agreement relating to payments in connection with termination of certain marketing rights. Multilan seeks declaratory relief, specific performance and damages. Multilan alleges that damages exceed €700 million. The parties are in the process of selecting an arbitral tribunal.

On October 16, 2008, the Company received a letter from the Senate Committee on Finance and the Senate Subcommittee on Aging requesting information regarding the relationship between certain doctors and organizations and J&J, principally relating to the CYPHER® stent. The Company is in the process of responding to these inquiries.

On October 23, 2008, the Company received a letter from the Senate Committee on Finance requesting information on any payments or benefits to a number of specified psychiatrists associated with psychiatric professional associations or otherwise authorities in their field. The Company is in the process of responding to the request.

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

The following table provides a summary of the significant assets and liabilities that are measured at fair value as of September 28, 2008.

(Dollars in Millions)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	September 28, 2008	Level 1	Level 2	Level 3
Assets
Derivative instruments	$1,044		$1,044

Liabilities
Derivative instruments	$1,600		$1,600

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

NOTE 14 Subsequent Events
On October 16, 2008 the Company completed the acquisition of SurgRx, Inc. SurgRx, Inc. is a privately held developer of the advanced bipolar tissue sealing system used in the ENSEAL® family of devices.

September 30, 2008, the district court entered judgments, including interest, in the amounts of $702 million and $521 million against Boston Scientific and Medtronic, respectively.  Boston Scientific has appealed the judgment, but Medtronic paid $472 million in October 2008, representing the judgment, net of amounts exchanged in settlement of a number of other litigations between the companies.

October 27, 2008, the Company completed the acquisition of HealthMedia, Inc. a privately held company that creates web-based behavior change interventions.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the first fiscal nine months of 2008, worldwide sales were $48.6 billion, a total increase of 7.6% including an operational increase of 3.0% over 2007 first fiscal nine months sales of $45.1 billion. Currency had a positive impact of 4.6% for the period.

Sales by U.S. companies were $24.6 billion in the first fiscal nine months of 2008, which represented an increase of 1.8% over the same period last year.  Sales by international companies were $23.9 billion, which represented a total increase of 14.3% including an operational increase of 4.3%, and a positive impact from currency of 10.0% over the first fiscal nine months of 2007.

Sales by companies in Europe achieved total growth of 12.6%, including an operational growth of 1.4% and a positive impact from currency of 11.2%.  Sales by companies in the Western Hemisphere, excluding the U.S., achieved total growth of 18.2% including operational growth of 8.4% and a positive impact from currency of 9.8%. Sales by companies in the Asia-Pacific, Africa region posted sales growth of 15.5%, with operational growth of 7.8% and a positive impact from currency of 7.7%.

For the fiscal third quarter of 2008, worldwide sales were $15.9 billion, a total increase of 6.4% and an operational increase of 3.3%, over 2007 fiscal third quarter sales of $15.0 billion.  Currency fluctuations positively impacted sales by 3.1% for the period.

Sales by U.S. companies were $7.9 billion in the fiscal third quarter of 2008, which represented an increase of 0.4%. Sales by international companies were $8.0 billion, which represented a total increase of 13.1%, including an operational increase of 6.5%, and a positive impact from currency of 6.6% over the fiscal third quarter of 2007.

Sales by companies in Europe achieved total growth of 8.3%, with operational growth of 1.0% and a positive impact from currency of 7.3%.  Sales by companies in the Western Hemisphere, excluding the U.S., achieved total growth of 22.3%, operational growth of 15.3% and a positive impact from currency of 7.0%.  Sales by companies in the Asia-Pacific, Africa region posted sales growth of 16.5%, with operational growth of 11.3% and a positive impact from currency of 5.2%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal nine months of 2008 were $12.2 billion, an increase of 14.2% over the same period a year ago, with 8.7% of operational growth and a positive currency impact of 5.5%. U.S. Consumer segment sales increased by 10.5% while international sales achieved growth of 17.2%, representing an operational increase of 7.3%, with a positive currency impact of 9.9%.

Major Consumer Franchise Sales – First Fiscal Nine Months

(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$4,438	$3,727	19.1%	14.2%	4.9%
Skin Care	2,537	2,258	12.4	6.9	5.5
Baby Care	1,691	1,445	17.0	9.8	7.2
Women’s Health	1,475	1,345	9.7	2.9	6.8
Oral Care	1,228	1,109	10.7	6.4	4.3
Wound Care/Other	830	799	3.9	(0.3)	4.2
Total	$12,199	$10,683	14.2%	8.7%	5.5%

Consumer segment sales in the fiscal third quarter of 2008 were  $4.1 billion, an increase of 13.1% over the same period a year ago with 9.4% of operational growth and a positive currency impact of 3.7%. U.S. Consumer segment sales increased by 11.2% while international sales achieved growth of 14.7%, representing an operational increase of 8.1%, with a positive currency impact of 6.6%.

Major Consumer Franchise Sales – Fiscal Third Quarter

(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$1,439	$1,264	13.8%	11.3%	2.5%
Skin Care	858	737	16.4	12.0	4.4
Baby Care	586	511	14.7	9.4	5.3
Women’s Health	510	461	10.6	5.5	5.1
Oral Care	434	396	9.6	6.7	2.9
Wound Care/Other	272	254	7.1	4.2	2.9
Total	$4,099	$3,623	13.1%	9.4%	3.7%

The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 11.3% over prior year fiscal third quarter. A major contributor was the continued success of over-the-counter ZYRTEC® in the U.S., which was launched during the fiscal first quarter of 2008. On October 7, 2008 the Company announced a voluntary labeling change on children’s cough and cold medicines regarding usage for children under the age of 4 years, to encourage the safe, effective use of these products. These actions will not have a significant impact on sales for the OTC Pharmaceuticals and Nutritionals franchise.

The Skin Care franchise achieved operational growth of 12.0% over prior year fiscal third quarter. Strong growth was driven by NEUTROGENA®, CLEAN & CLEAR®, AVEENO® and Johnson’s Adult product lines due to new product launches and strength in the core business. Additionally, newly acquired products from the acquisition of Beijing Dabao Cosmetics Co., Ltd. contributed to the growth in the fiscal third quarter.

The Baby Care franchise operational growth of 9.4% over prior year fiscal third quarter was the result of strong sales performance by wipes, haircare and powder product lines primarily in sales outside the U.S.

The Women’s Health franchise operational growth of 5.5% over the prior year fiscal third quarter was primarily due to the successful launch of new products in the U.S.

The Oral Care franchise operational growth of 6.7% was driven by the strong growth of LISTERINE® mouthwash. The launch of the dissolvable whitening strips in the third quarter of 2007 impacted the U.S. growth comparisons for the quarter.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal nine months of 2008 were $18.9 billion, a total increase of 2.2% over the same period a year ago with an operational decline of 1.5% and an increase of 3.7% related to the positive impact of currency. The U.S. Pharmaceutical sales decreased by 2.2% over the same period a year ago. Total growth in international Pharmaceutical sales was 9.9%, an increase related to the positive impact of currency.

Major Pharmaceutical Product Revenues* – First Fiscal Nine Months
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
REMICADE®	$2,862	$2,419	18.3%	18.3%	-%
TOPAMAX®	2,051	1,801	13.9	12.1	1.8
PROCRIT®/EPREX®	1,900	2,257	(15.8)	(19.8)	4.0
RISPERDAL®/Risperidone	1,841	2,546	(27.7)	(30.0)	2.3
LEVAQUIN®/FLOXIN®	1,180	1,214	(2.8)	(3.0)	0.2
RISPERDAL® CONSTA®	990	833	18.8	11.2	7.6
CONCERTA®	967	739	30.9	27.3	3.6
ACIPHEX®/PARIET®	884	1,010	(12.5)	(16.9)	4.4
DURAGESIC®/Fentanyl Transdermal	764	900	(15.1)	(21.0)	5.9
Other	5,443	4,750	14.6	8.2	6.4
Total	$18,882	$18,469	2.2%	(1.5)%	3.7%

*Prior year amounts have been reclassified to conform to current presentation.

Pharmaceutical segment sales in the fiscal third quarter of 2008 were $6.1 billion, a total increase of 0.2% over the same period a year ago with an operational decline of 2.5% and an increase of 2.7% related to the positive impact of currency. U.S. Pharmaceutical sales decreased by 6.0% over the same period a year ago. Total growth in international Pharmaceutical sales was 10.3%, representing an operational increase of 3.3% with a positive currency impact of 7.0%.

Major Pharmaceutical Product Revenues* – Fiscal Third Quarter
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
REMICADE®	$978	$819	19.4%	19.4%	-%
TOPAMAX®	728	613	18.8	17.6	1.2
PROCRIT®/EPREX®	619	682	(9.2)	(11.9)	2.7
CONCERTA®	398	231	72.3	66.4	5.9
RISPERDAL® CONSTA®	338	294	15.0	9.8	5.2
LEVAQUIN®/FLOXIN®	333	371	(10.2)	(10.4)	0.2
RISPERDAL®/Risperidone	320	831	(61.5)	(63.0)	1.5
ACIPHEX®/PARIET®	282	338	(16.6)	(19.0)	2.4
DURAGESIC®/Fentanyl Transdermal	259	309	(16.2)	(20.7)	4.5
Other	1,858	1,611	15.3	10.7	4.6
Total	$6,113	$6,099	0.2%	(2.5)%	2.7%

*Prior year amounts have been reclassified to conform to current presentation.

REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 19.4% over prior year fiscal third quarter. The U.S. sales growth was driven by market growth. An increase in export sales is due to the increased demand outside the U.S. and customer production planning needs. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.

TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, achieved strong operational growth of 17.6% as compared to prior year fiscal third quarter. The growth was primarily due to increases in the migraine category partially offset by generic competition in certain markets outside the U.S. The patent for TOPAMAX® (topiramate) in the U.S. expired in September 2008. In July 2008, the U.S. Food and Drug Administration (FDA) granted pediatric exclusivity for TOPAMAX®, which extends market exclusivity in the U.S. until March 2009. The expiration of a product patent or loss of market exclusivity is likely to result in a significant reduction in sales. In the first fiscal nine months of 2008, U.S. sales of TOPAMAX® were $1.7 billion.

PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa) experienced an operational sales decline of 11.9%, as compared to prior year fiscal third quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. Outside the U.S., new competition and label reviews have contributed to the lower sales results for EPREX®. Discussions with European regulators regarding changes to the label for ESAs, including EPREX®, are underway. The FDA issued an order requiring a labeling supplement making specific revisions to the label for ESAs, including PROCRIT®. The label for PROCRIT® was updated July 30, based on review of emerging safety data for the use of ESAs in patients with cancer.

CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 66.4% over the fiscal third quarter of 2007. Sales results in the fiscal third quarter of 2008 were favorably impacted by approximately $135 million, related to a change in the estimate of accrued rebates.  Of the $135 million, $115 million relates to amounts recorded in prior years. An additional contributor to the sales growth was market growth. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Two parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.

RISPERDAL® CONSTA® (risperidone), a long acting injectable for the treatment of schizophrenia, achieved operational growth of 9.8% over the fiscal third quarter of 2007. Strong growth was due to a positive shift from oral to injectable therapies outside the U.S.

LEVAQUIN®(levofloxacin)/FLOXIN®, RISPERDAL®(risperidone), ACIPHEX®/PARIET® and DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) experienced operational declines of 10.4%, 63.0%, 19.0% and 20.7% respectively, versus the prior year. Generic competition continued to negatively impact the sales of these products.

Market exclusivity for RISPERDAL® oral in the U.S. expired on June 29, 2008 and Janssen, a Johnson & Johnson subsidiary, launched an authorized generic version of RISPERDAL® oral on June 30, 2008. Loss of market exclusivity for the RISPERDAL® oral patent has resulted in a significant reduction in sales in the U.S.

In the fiscal third quarter of 2008, Other Pharmaceutical sales achieved operational growth of 10.7% versus the prior year. The biggest contributor to the increase was VELCADE®, a treatment for relapse multiple myeloma, which was co-developed with Millenium Pharmaceuticals, Inc.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal nine months of 2008 were $17.5 billion, an increase of 9.4% over the same period a year ago, with 4.3% of this change due to operational increases and the remaining 5.1% increase related to the positive impact of currency.  The U.S. Medical Devices and Diagnostics sales increase was 2.4% and the growth in international Medical Devices and Diagnostics sales was 16.0%, which included operational increases of 6.0% and an increase of 10.0% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales* – First Fiscal Nine Months
(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
DEPUY®	$3,737	$3,378	10.6%	6.7%	3.9%
ETHICON ENDO-SURGERY®	3,169	2,770	14.4	8.7	5.7
ETHICON®	2,922	2,659	9.9	4.1	5.8
CORDIS®	2,413	2,557	(5.6)	(10.7)	5.1
Diabetes Care	1,956	1,730	13.1	7.6	5.5
Vision Care	1,898	1,643	15.5	9.6	5.9
ORTHO-CLINICAL DIAGNOSTICS®	1,389	1,249	11.2	6.6	4.6
Total	$17,484	$15,986	9.4%	4.3%	5.1%

 *Prior year amounts have been reclassified to conform to current presentation.

Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2008 were $5.7 billion, an increase of 8.8% over the same period a year ago, with 5.6% of this change due to operational growth and the remaining 3.2% increase related to the positive impact of currency.  The U.S. Medical Devices and Diagnostics sales increase was 3.1% and the growth in international Medical Devices and Diagnostics sales was 14.3%, which included operational growth of 8.0% and an increase of 6.3% related to the positive impact of currency.

Major Medical Devices and Diagnostics Franchise Sales* – Fiscal Third Quarter

(Dollars in Millions)	Sept. 28, 2008	Sept. 30, 2007	Total Change	Operations Change	Currency Change
DEPUY®	$1,195	$1,086	10.0%	8.0%	2.0%
ETHICON ENDO-SURGERY®	1,042	922	13.0	9.5	3.5
ETHICON®	957	881	8.6	5.2	3.4
CORDIS®	726	777	(6.6)	(10.2)	3.6
Diabetes Care	667	585	14.0	10.3	3.7
Vision Care	652	577	13.0	9.0	4.0
ORTHO-CLINICAL DIAGNOSTICS®	470	420	11.9	9.0	2.9
Total	$5,709	$5,248	8.8%	5.6%	3.2%

 *Prior year amounts have been reclassified to conform to current presentation.

The DePuy franchise achieved operational growth of 8.0% over the same period a year ago. This growth was primarily due to strong performance by the hip product line. An additional contributor to the growth was strong performance in the Mitek sports medicine product line primarily due to new product launches.

The Ethicon Endo-Surgery franchise achieved operational growth of 9.5% over prior year fiscal third quarter. This growth was mainly driven by the HARMONIC™ business due to the success of newly launched products. Additional contributors to the growth were the REALIZE® Gastric Band in the U.S. and endoscopy products outside the U.S.

The Ethicon franchise achieved operational growth of 5.2% from the same period in the prior year resulting from solid growth in Hemostasis and biosurgicals.

The Cordis franchise experienced an operational sales decline of 10.2% over the fiscal third quarter of 2007. This decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent. Loss of market share for the CYPHER® Sirolimus-eluting Coronary Stent is due to increased competition on a global basis. These results were partially offset by growth of the Biosense Webster business.

The Diabetes Care franchise achieved operational growth of 10.3% over the fiscal third quarter of 2007 reflecting the continued success of the ONETOUCH® ULTRA® product lines and the growth of the Animas business.

The Vision Care franchise achieved operational sales growth of 9.0%. ACUVUE® OASYS™, 1-DAY ACUVUE®MOIST™, and ACUVUE® lenses for  Astigmatism were the major contributors to this growth.

The Ortho-Clinical Diagnostics franchise achieved operational growth of 9.0% over the fiscal third quarter of 2007 resulting from strong growth in Immunohematology and Immunodiagnostics products.

Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the first fiscal nine months of 2008 increased to 29.1% from 28.8% of sales as compared to the same period a year ago.  The cost of products sold for the fiscal third quarter of 2008 increased to 30.0% from 28.5% of sales in the same period a year ago. The increase in both the first fiscal nine months and the fiscal third quarter was primarily due to the change in the mix of businesses, with stronger sales growth in the Consumer business and lower sales growth in the Pharmaceutical business, as well as inventory write-offs in the Pharmaceutical business.

Consolidated selling, marketing and administrative expenses were 32.6% for both the first fiscal nine months of 2008 and 2007. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2008 decreased to 32.6% from 32.7% of sales in the same period a year ago. Decreases in the fiscal third quarter were primarily due to cost containment efforts offsetting the impact of the change in the mix of businesses.

Research & Development
Research activities represent a significant part of the Company’s business.  These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the first fiscal nine months of 2008 were $5.5 billion, an increase of 2.2% over the same period a year ago.  Research and development spending in the fiscal third quarter of 2008 was $1.9 billion, an increase of 1.5% over the fiscal third quarter of 2007. As a percent to sales, the level of research and development spending decreased for both the fiscal third quarter and the first fiscal nine months of 2008 as compared to the same period a year ago. The decreases as a percent to sales in the quarterly and nine month periods were primarily due to changes to the mix of businesses and increased efficiencies in the Pharmaceutical research and development support.

In-Process Research & Development(IPR&D)
In the fiscal third quarter of 2008, the Company had no IPR&D charges. IPR&D charges of $40 million before and after tax were recorded during the first fiscal nine months of 2008 related to the acquisition of Amic AB.

In the fiscal third quarter of 2007, the Company had no IPR&D charges. IPR&D charges of $807 million before and after tax were recorded during the first fiscal nine months of 2007 related to the acquisitions of Conor Medsystems Inc.

Other (Income) Expense, Net
Other  (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, minority interests, litigation settlements, as well as royalty income. The favorable change in other (income) expense, net for the fiscal third quarter of 2008 as compared to the fiscal third quarter of 2007 was primarily due to a settlement payment of $200 million received from Amgen in the fiscal third quarter of 2008. The favorable change in other (income) expense, net for the first fiscal nine months of 2008 as compared to the same period a year ago was $34 million. This was primarily due to the settlement payment of $200 million received from Amgen in the fiscal third quarter of 2008 versus the net gain of $175 million related to the divestiture of certain consumer brands recorded in the fiscal first quarter of 2007.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal nine months of 2008 was 17.8% versus 17.1% over the same period a year ago. Operating profit as a percent to sales in the fiscal third quarter of 2008 was 18.6% versus 16.2% over the same period a year ago. The increase in both the fiscal nine months and the fiscal third quarter was due to cost synergies, lower integration costs in 2008 related to the acquisition of the Consumer Healthcare Business of Pfizer Inc. and other cost containment initiatives.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal nine months of 2008 was 34.5% versus 32.5% over the same period a year ago. Operating profit as a percent to sales in the fiscal third quarter of 2008 was 32.8% versus 26.1% over the same period a year ago. For both periods in 2008, operating profit increased, as compared to the same periods a year ago. This was due to the restructuring charges of $429 million recorded during the fiscal third quarter of 2007 offset by the change in product mix, primarily due to the RISPERDAL® oral loss of exclusivity during 2008. The fiscal third quarter of 2008 included a settlement of $200 million received from Amgen partially offset by inventory write-offs.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal nine months of 2008 was 29.5% versus 21.1% over the same period a year ago. Operating profit as a percent to sales in the fiscal third quarter of 2008 was 29.0% versus 21.7% over the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for both periods in 2008 versus the same period a year ago was due to favorable mix and manufacturing efficiencies in 2008 as well as the restructuring charges of $301 million recorded during the fiscal third quarter of 2007. Additionally, the first fiscal nine months of 2007 included acquisition related IPR&D charges of $807 million versus lower IPR&D charges of $40 million incurred during the fiscal nine months of 2008.

Interest (Income) Expense
Interest income decreased in both the first fiscal nine months and fiscal third quarter of 2008 as compared to the same periods a year ago, due to lower rates of interest earned, despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $14.8 billion at the end of the fiscal third quarter of 2008. This is an increase of $6.5 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.

Interest expense increased in both the first fiscal nine months and fiscal third quarter of 2008 as compared to the same periods a year ago, due to a higher debt position of $14.6 billion at the end of the fiscal third quarter of 2008, compared to $7.9 billion from the same period a year ago. The higher debt balance was due to increased borrowings primarily to purchase common stock under the ongoing Common Stock repurchase program announced on July 9, 2007.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal nine months of 2008 and 2007 were 23.7% and 25.1%, respectively. The decrease in the effective tax rate of 1.4% was primarily due to the lower in-process research and development (IPR&D) charge of $40 million with no tax benefit recorded in the first fiscal nine months of 2008 versus the higher IPR&D charges of $807 million with no tax benefit recorded in the first fiscal nine months of 2007.   This benefit is reduced by higher taxes in 2008 due to the expiration of the Research and Development (R&D) credit at the end of 2007.  The R&D credit was extended as part of the Emergency Economic Stabilization Act of 2008, signed in October of 2008 but is not included in the results of the first fiscal nine months of 2008.

At September 28, 2008 the Company had approximately $1.7 billion of liabilities from unrecognized tax benefits. During the third quarter of 2008, the U.S. Internal Revenue Service (IRS) completed its audit for the years 2000 through 2002. The Company’s audit settlement with the IRS resulted in a reduction of the unrecognized tax benefits by approximately $150 million and had minimal impact on the effective tax rate. However, the years 2000 through 2002 remain open for a limited number of issues to be considered at the IRS appeals level. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash generated from business operations provided the major sources of funds for the growth of the business, including working capital, capital expenditures, and acquisitions. In the first fiscal nine months of 2008, cash flow from operations was $11.0 billion, an increase of $0.1 million over the same period a year ago. This was a result of growth in net income of $2.0 billion offset by reduced IPR&D charges of $0.8 billion. The changes in current and non current assets and liabilities were $1.1 billion unfavorable. The major changes decreasing cash flow were related to $0.8 billion in accounts payable, $1.2 billion in accrued liabilities, and long term liabilities of $0.6 billion, which were partially offset by favorable changes in current and non current assets of $1.0 billion and deferred taxes of $0.5 billion versus the same period a year ago. Net cash used by investing activities decreased by $3.1 billion primarily due to a decrease of $1.0 billion in acquisition activity and an increase of $2.4 billion in the maturity and sales of investments, net of purchases. This decrease was partially offset by a $0.2 billion decrease in proceeds from the disposal of assets versus the same period a year ago which included the divestitures of certain consumer products related to the acquisition of Consumer Healthcare business of Pfizer Inc. in the first quarter of 2007. Net cash used by financing activities decreased by $0.9 billion versus the same period a year ago. The decrease was primarily due to an increase of $3.9 billion in net proceeds from short and long-term debt and an increase of $0.4 billion in proceeds from the exercise of stock options partially offset by an increase of $0.3 million in dividends and an increase of $3.2 billion for the repurchase of common stock primarily associated with the stock repurchase program announced on July 9, 2007. Cash and current marketable securities were $14.8 billion at the end of the fiscal third quarter of 2008 as compared with $8.3 billion at fiscal third quarter of 2007, an increase of $6.5 billion, primarily due to cash generated from operating activities. At the end of September, the Company renewed its expiring 364-day credit facility for $6.3 billion. In addition the Company signed a new five-year credit facility for $1.4 billion to replace an existing one, both of which had AAA credit ratings affirmed.

Dividends

On July 21, 2008, the Board of Directors declared a regular cash dividend of $0.460 per share, which was paid on September 9, 2008 to shareholders of record as of August 26, 2008.

On October 16, 2008, the Board of Directors declared a regular cash dividend of $0.460 per share, payable on December 9, 2008 to shareholders of record as of November 25, 2008. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statements No.141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements are effective for fiscal years beginning after December 15, 2008. SFAS No.141(R) will have a significant impact on the manner in which the Company accounts for future acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of IPR&D, expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). The Company believes that the adoption of SFAS No. 141(R) and SFAS No.160 will not have a material effect on its results of operations, cash flows or financial position.

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

Risks and uncertainties include general industry conditions and competition; economic conditions; interest rate and currency exchange rate fluctuations; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; U.S. and foreign health care reforms and governmental laws and regulations; trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; product efficacy or safety concerns resulting in product recalls or regulatory action.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2008.  Common Stock purchases on the open market are made as part of a systematic plan related to the Company’s compensation programs.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Remaining Maximum Number of Shares that May Be Purchased Under the Plans or Programs (2)
June 30, 2008 through July 27, 2008	6,933,200	$65.25	3,113,000
July 28, 2008 through August 24, 2008	7,884,188	$70.10	-
August 25, 2008 through September 28, 2008	16,324,800	$70.51	10,881,100
Total	31,142,188		13,994,100	(3)	37,350,014

(1) During the fiscal third quarter of 2008, the Company repurchased an aggregate of 13,994,100 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 17,148,088 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2) As of September 28, 2008, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on September 26, 2008 of $69.40 per share.

(3) As of September 28, 2008, an aggregate of 113,763,400 shares were purchased for a total of $7.4 billion since the inception of the repurchase program announced on July 9, 2007.

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

                                               JOHNSON & JOHNSON
                                                     (Registrant)

Date:  November 4, 2008                                      By /s/ D. J. CARUSO
                                                                 D. J. CARUSO
                                                                 Vice President, Finance;
                                                                 Chief Financial Officer
(Principal Financial Officer)

Date:  November 4, 2008                                  By /s/ S. J. COSGROVE
                                                                 S. J. COSGROVE
                                                                 Controller
(Principal Accounting Officer)