Form 10-Q
period 2009-03-29
JOHNSON & JOHNSON
filed 2009-05-05
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period
ended March 29, 2009

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)  of  the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such  reports),  and (2) has been subject  to  such  filing requirements for the past 90 days.  (X) Yes ( )No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ( ) Yes  ( ) No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (X)Accelerated filer (  ) Non-accelerated filer (  ) Smaller reporting company  (  )

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           (  ) Yes(X) No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    On April 26, 2009 2,755,565,766 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

  TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

ASSETS

	March 29, 2009	December 28, 2008
Current assets:
Cash & cash equivalents	$12,589	$10,768
Marketable securities	1,344	2,041
Accounts receivable, trade, less allowances for doubtful accounts $286 (2008,$268)	9,831	9,719
Inventories (Note 4)	5,359	5,052
Deferred taxes on income	2,342	3,430
Prepaid expenses and other receivables	3,374	3,367
Total current assets	34,839	34,377
Marketable securities, non-current	17	4
Property, plant and equipment at cost	27,521	27,392
Less: accumulated depreciation	(13,268)	(13,027)
Property, plant and equipment, net	14,253	14,365
Intangible assets, net (Note 5)	14,840	13,976
Goodwill, net (Note 5)	14,083	13,719
Deferred taxes on income	5,479	5,841
Other assets	2,589	2,630
Total assets	$86,100	$84,912

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 29, 2009	December 28, 2008
Current liabilities:
Loans and notes payable	$6,022	$3,732
Accounts payable	6,395	7,503
Accrued liabilities	4,561	5,531
Accrued rebates, returns and promotions	2,489	2,237
Accrued salaries, wages and commissions	1,153	1,432
Accrued taxes on income	705	417
Total current liabilities	21,325	20,852
Long-term debt	8,052	8,120
Deferred taxes on income	1,487	1,432
Employee related obligations	7,297	7,791
Other liabilities	4,148	4,206
Total liabilities	42,309	42,401
Shareholders’ equity:
Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (Note 8)	(5,169)	(4,955)
Retained earnings	65,398	63,379
Less: common stock held in treasury, at cost (360,892,000 and 350,665,000 shares)	19,558	19,033
Total shareholders’ equity	43,791	42,511
Total liabilities and shareholders’ equity	$86,100	$84,912

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
	March 29, 2009	Percent to Sales	March 30, 2008	Percent to Sales
Sales to customers (Note 6)	$15,026	100.0%	$16,194	100.0%
Cost of products sold	4,251	28.3	4,614	28.5
Gross profit	10,775	71.7	11,580	71.5
Selling, marketing and administrative expenses	4,608	30.7	5,123	31.6
Research expense	1,518	10.1	1,712	10.6
Interest income	(25)	(0.2)	(82)	(0.5)
Interest expense, net of portion capitalized	106	0.7	98	0.6
Other (income) expense, net	(75)	(0.5)	(18)	(0.1)
Earnings before provision for taxes on income	4,643	30.9	4,747	29.3
Provision for taxes on income (Note 3)	1,136	7.6	1,149	7.1
NET EARNINGS	$3,507	23.3%	$3,598	22.2%
` NET EARNINGS PER SHARE (Note 7)
Basic	$1.27		$1.27
Diluted	$1.26		$1.26
CASH DIVIDENDS PER SHARE	$0.460		$0.415
AVG. SHARES OUTSTANDING
Basic	2,765.9		2,832.3
Diluted	2,789.8		2,866.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Quarters Ended
	March 29, 2009	March 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$3,507	$3,598
Adjustment to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	676	666
Stock based compensation	159	163
Decrease/(Increase) in deferred tax provision	1,212	(27)
Accounts receivable allowances	22	12
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(86)	(517)
Increase in inventories	(336)	(259)
Decrease in accounts payable and accrued liabilities	(2,155)	(273)
Increase in other current and non-current assets	(39)	(1,112)
(Decrease)/Increase in other current and non-current liabilities	(133)	985
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,827	3,236
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(435)	(479)
Proceeds from the disposal of assets	6	34
Acquisitions, net of cash acquired	(1,291)	(8)
Purchases of investments	(1,440)	(436)
Sales of investments	2,150	1,363
Other	(66)	(22)
NET CASH (USED BY) FROM INVESTING ACTIVITIES	(1,076)	452
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,273)	(1,174)
Repurchase of common stock	(834)	(1,779)
Proceeds from short-term debt	3,276	2,037
Retirement of short-term debt	(1,057)	(448)
Proceeds from long-term debt	2	-
Retirement of long-term debt	(9)	(2)
Proceeds from the exercise of stock options/excess tax benefits	27	256

NET CASH FROM (USED BY) FINANCING ACTIVITIES	132	(1,110)

Effect of exchange rate changes on cash and cash equivalents	(62)	191
Increase in cash and cash equivalents	1,821	2,769
Cash and Cash equivalents, beginning of period	10,768	7,770
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,589	$10,539

Acquisitions
Fair value of assets acquired	$1,519	$10
Fair value of liabilities assumed	(228)	(2)
Net cash paid for acquisitions	$1,291	$8

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its Subsidiaries (the "Company") and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During the fiscal first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements   have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). Noncontrolling interests as related to Johnson & Johnson's financial statements are insignificant therefore, the adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2009, the Company adopted SFAS Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of SFAS No. 161 did not have a significant impact on the Company’s results of operations, cash flows or financial position. See Note 2 for enhanced disclosures.

EITF Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company in the fiscal first quarter of 2009. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.

The Company enters into collaborative arrangements, typically with other pharmaceutical or biotechnology companies, to develop and commercialize drug candidates or intellectual property.  These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These collaborations usually involve various activities by one or more parties, including research and development, marketing and selling and distribution. Often, these collaborations require upfront, milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to our operations.  In general, the income statement presentation for these collaborations is as follows:

Nature / Type of Collaboration	Statement of Earnings Presentation

Third party sale of product	Sales to customers

Royalties / milestones paid to collaborative partner (post-regulatory approval)*	Cost of goods sold

Royalties received from collaborative partner	Other income (expense), net

Upfront payments & milestones paid to collaborative partner (pre-regulatory approval)	Research expense

Research and development payments to collaborative partner	Research expense

Research and development payments received from collaborative partner	Reduction of Research expense

*Capitalized as intangible assets and amortized to cost of goods sold over the useful life.

The impact of the adoption of EITF Issue 07-1 related to all collaboration agreements that existed as of March 29, 2009 and December 28, 2008 are immaterial to the Company's results of operations, cash flows or financial position.

EITF Issue 08-7: Accounting for Defensive Intangible Assets. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company in the fiscal first quarter of 2009.This issue applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The adoption of EITF 08-7 did not have a significant impact on the Company’s results of operations, cash flows or financial position.

NOTE 2 - FINANCIAL INSTRUMENTS
During the fiscal first quarter of 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 161 requires enhanced disclosures about the Company's derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency.  The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges.  The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends.  These contracts are designated as net investment hedges.  Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities.  These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting current earnings effect of the related foreign currency assets and liabilities.  The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of March 29, 2009, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $18 billion and $4 billion, respectively.

The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedged transaction.

The designation as a cash flow hedge is made at the entrance date into the derivative contract.  At inception, all derivatives are expected to be highly effective.  Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction.  Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items.  If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued.  Hedge ineffectiveness, if any, is included in current period earnings in other (income) and expense, net, and was insignificant for the fiscal first quarters ended March 29, 2009 and March 30, 2008.  Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.

As of March 29, 2009, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $268 million after-tax.  For additional information, see Note 8.  The Company expects that substantially all of this amount will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period.  The maximum length of time over which the Company is hedging transaction exposure is 18 months.  The amount ultimately realized in earnings will differ as foreign exchange rates change.  Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity for the fiscal first quarter ended March 29, 2009 related to designated derivatives as defined in SFAS No. 133:

(Dollars in Millions)
Cash Flow Hedges	Gain/(Loss) recognized in Accumulated OCI(1)	Gain/(Loss) reclassed from Accumulated OCI into income(1)		Gain/(Loss) recognized in income(2)

Foreign exchange contracts	$(8)	$5	(a)	$(2)	(e)

Foreign exchange contracts	52	19	(b)	5	(e)

Foreign exchange contracts	13	10	(c)	-	(e)

Cross currency interest rate swaps	109	(6)	(d)	-	(e)

Foreign exchange contracts	5	(3)	(e)	1	(e)

Total	$171	$25		$4

(1)Effective portion
(2)Ineffective portion
(a)Included in Sales to customer
(b)Included in Cost of products sold
(c)Included in Research expense
(d)Included in Interest (Income)/Interest Expense, net
(e)Included in Other (Income)/Expense, net

As of March 29, 2009, a loss of $6 million was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments under SFAS No. 133.

During the fiscal first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which became effective during the first fiscal quarter of 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. During the fiscal first quarter of 2008, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits the Company to measure certain financial assets and financial liabilities at fair value.  The Company assessed the fair value option made available upon adopting SFAS No. 159, and has elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

The fair value of a derivative financial instrument (i.e. forward exchange contract, currency swap) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate.   The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company's results of operations, cash flows or financial position.  The Company did not have any other significant financial assets or liabilities which would require revised valuations under SFAS No. 157 that are recognized at fair value.

The fair value of the Company's financial assets and liabilities as of March 29, 2009 were as follows:

(Dollars in Millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments under SFAS 133:
Other Assets:
Foreign exchange contracts	-	$1,052	-
Cross currency interest rate swaps	-	59	-
Total		1,111

Other Liabilities:
Foreign exchange contracts	-	924	-
Cross currency interest rate swaps	-	770	-
Total		1,694

Derivatives not designated as hedging instruments under SFAS 133:
Other Assets:
Foreign exchange contracts	-	85	-

Other Liabilities:
Foreign exchange contracts	-	$61	-

NOTE 3 - INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2009 and 2008 were 24.5% and 24.2%, respectively. The increase in the effective tax rate was primarily due to increases in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit that was not in effect in the fiscal first quarter of 2008.

NOTE 4 - INVENTORIES
(Dollars in Millions)

	March 29, 2009	December 28, 2008
Raw materials and supplies	$822	$839
Goods in process	1,460	1,372
Finished goods	3,077	2,841
Total	$5,359	$5,052

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2008. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted.

(Dollars in Millions)	March 29, 2009	December 28, 2008
Trademarks (non-amortizable)- gross	$5,855	$5,879
Less accumulated amortization	143	145
Trademarks (non-amortizable)- net	5,712	5,734
Patents and trademarks - gross	5,564	5,119
Less accumulated amortization	1,882	1,820
Patents and trademarks – net	3,682	3,299
Other amortizable intangibles - gross	7,946	7,376
Less accumulated amortization	2,518	2,433
Other intangibles – net	5,428	4,943
Purchased in process research and development(non-amortizable)- gross*	18	-
Total intangible assets - gross	19,383	18,374
Less accumulated amortization	4,543	4,398
Total intangible assets - net	$14,840	$13,976

* Purchased in process research and development was capitalized as per the adoption of SFAS No. 141(R).

Goodwill as of March 29, 2009 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net of accumulated amortization at December 28, 2008	$7,474	$963	$5,282	$13,719
Acquisitions	-	-	376	376
Translation & Other**	98	(6)	(104)	(12)
Goodwill, net of accumulated amortization at March 29, 2009	$7,572	$957	$5,554	$14,083

**Includes reclassification between segments, currency translation and other adjustments.

The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended March 29, 2009 was $177 million, and the estimated amortization expense for the five succeeding years approximates $775 million, per year.

NOTE 6 - SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)

SALES BY SEGMENT OF BUSINESS (1)

	Fiscal First Quarters
(Dollars in Millions)	March 29, 2009	March 30, 2008	Percent Change
Consumer
U.S.	$1,726	$1,819	(5.1)%
International	1,985	2,245	(11.6)
Total	3,711	4,064	(8.7)
Pharmaceutical
U.S.	3,674	4,070	(9.7)
International	2,106	2,359	(10.7)
Total	5,780	6,429	(10.1)
Medical Devices & Diagnostics
U.S.	2,652	2,588	2.5
International	2,883	3,113	(7.4)
Total	5,535	5,701	(2.9)
Worldwide
U.S.	8,052	8,477	(5.0)
International	6,974	7,717	(9.6)
Total	$15,026	$16,194	(7.2)%

(1) Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal First Quarters
(Dollars in Millions)	March 29, 2009	March 30, 2008	Percent Change
Consumer	$800	$728	9.9%
Pharmaceutical	2,257	2,367	(4.6)
Medical Devices & Diagnostics	1,787	1,800	(0.7)
Segments total	4,844	4,895	(1.0)
Expense not allocated to segments (2)	(201)	(148)
Worldwide total	$4,643	$4,747	(2.2)%

(2)Amounts not allocated to segments include interest income/(expense) and general corporate income/(expense).

SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal First Quarters
(Dollars in Millions)	March 29, 2009	March 30, 2008	Percent Change
U.S.	$8,052	$8,477	(5.0)%
Europe	3,671	4,308	(14.8)
Western Hemisphere, excluding U.S.	1,062	1,245	(14.7)
Asia-Pacific, Africa	2,241	2,164	3.6
Total	$15,026	$16,194	(7.2)%

NOTE 7 - EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended March 29, 2009 and March 30, 2008.

(Shares in Millions)	Fiscal Quarters Ended
	March 29, 2009	March 30, 2008
Basic net earnings per share	$1.27	$1.27
Average shares outstanding – basic	2,765.9	2,832.3
Potential shares exercisable under stock option plans	109.8	205.0
Less: shares which could be repurchased under treasury stock method	(89.5)	(174.7)
Convertible debt shares	3.6	3.7
Average shares outstanding – diluted	2,789.8	2,866.3
Diluted earnings per share	$1.26	$1.26

The diluted earnings per share calculation for both the fiscal first quarters ended March 29, 2009 and March 30, 2008 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation excluded 153 million shares and 63 million shares related to stock options for the fiscal first quarters ended March 29, 2009 and March 30, 2008, respectively, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the fiscal first quarter ended March 29, 2009 was $3.3 billion, compared with $4.8 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

(Dollars in Millions)	For. Cur. Trans.	Unrld Gains/ (Losses) on Sec	Employee Benefit Plans	Gains/(Losses) on Deriv & Hedges		Total Accum Other Comp Inc/(Loss)
December 28, 2008	$(1,871)	25	(3,230)	121		(4,955)
2009 three months change
Net change associated with current period hedging transactions				178
Net amount reclassed to net earnings				(31	) *
Net three months change	(391)	(8)	38	147		(214)
March 29, 2009	$(2,262)	17	(3,192)	268		(5,169)

*Substantially offset in net earnings by changes in value of the underlying transactions.

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.

NOTE 9 – MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal first quarter of 2009, the Company acquired Mentor Corporation, a leading supplier of medical products for the global aesthetic market, for a net purchase price of $1.1 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.9 billion and goodwill for $0.4 billion.

During the fiscal first quarter of 2008, there were no significant acquisitions or divestitures.

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2009 and 2008 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
(Dollars in Millions)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$118	129	34	36
Interest cost	185	179	43	41
Expected return on plan assets	(228)	(224)	(1)	(1)
Amortization of prior service cost	2	3	(1)	(1)
Recognized actuarial losses	41	19	14	16

Net periodic benefit cost	$118	106	89	91

Company Contributions
For the fiscal three months ended March 29, 2009, the Company contributed $483 million and $6 million to its U.S. and international retirement plans, respectively. In 2006, Congress passed the Pension Protection Act of 2006. The Act amended the Employee Retirement Income Security Act (ERISA) for plan years beginning after 2007 and established new minimum funding standards for U.S. employer defined benefit plans. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 11 – RESTRUCTURING
In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company's Pharmaceuticals segment has reduced its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise has moved to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients' cardiovascular needs, while reducing its cost base. This program allowed the Company to accelerate steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies. Additionally, as part of this initiative, the Company plans to eliminate approximately 4,400 positions of which 3,800 have been eliminated since this restructuring initiative was announced in 2007.

During the fiscal third quarter of 2007, the Company recorded $745 million in pre-tax charges of which, approximately, $500 million of the pre-tax restructuring charges are expected to require cash payments. The $745 million of restructuring charges included severance costs of $450 million, asset write-offs of $272 million and $23 million related to leasehold obligations. The $272 million of asset write-offs relate to property, plant and equipment of $166 million, intangible assets of $48 million and other assets of $58 million.

The following table summarizes the severance reserve and the associated spending under this initiative through the first quarter of 2009:

(Dollars in Millions) Reserve balance as of: December 28, 2008 Cash outlays March 29, 2009*	Severance $178 (53) $125

*Substantially all cash payments related to the remaining reserve balance for severance is expected to be paid out over the remainder of the year in accordance with the Company’s plans and local laws.

NOTE 12 - LEGAL PROCEEDINGS
PRODUCT LIABILITY
The Company’s subsidiaries are involved in numerous product liability cases in the United States, many of which concern alleged adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company is confident of the adequacy of the warnings and instructions for use that accompany such products, it is not feasible to predict the ultimate outcome of litigation. However, the Company believes that if any product liability results from such cases, it will be substantially covered by existing amounts accrued in the Company’s balance sheet and, where available, by third-party product liability insurance.

Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC®, the CYPHER® Stent and the CHARITÉ™ Artificial Disc. There are approximately 700 claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, 481 with respect to RISPERDAL®, 274 with respect to CHARITÉ™, 95 with respect to CYPHER® and 107 with respect to DURAGESIC®. These claimants seek substantial compensatory and, where available, punitive damages.

With respect to RISPERDAL®, the Attorneys General of eight states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 40 other states have indicated a potential interest in pursuing similar litigation against the Company’s Janssen subsidiary (now Ortho-McNeil-Janssen Pharmaceuticals Inc.) (OMJPI), and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions. In the case brought by the Attorney General of West Virginia, based on claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, Janssen (now OMJPI) was found liable and damages were assessed at $4.5 million. OMJPI intends to appeal.

Numerous claims and lawsuits in the United States relating to the drug PROPULSID®, withdrawn from general sale by the Company’s Janssen (now OMJPI) subsidiary in 2000, have been resolved or are currently enrolled in settlement programs with an aggregate cap below $100 million. Litigation concerning PROPULSID® is pending in Canada, where a class action of persons alleging adverse reactions to the drug has been certified.

AFFIRMATIVE STENT PATENT LITIGATION
In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases, and on September 30, 2008, the district court entered judgments, including interest, in the amounts of $702 million and $521 million against Boston Scientific and Medtronic, respectively. Medtronic paid $472 million in October 2008, representing the judgment, net of amounts exchanged in settlement of a number of other litigations between the companies. The net settlement of $472 million was recorded as a credit to other (income) expense, net in the 2008 consolidated statement of earnings. The $702 million judgment against Boston Scientific is not reflected in the Company’s financial statements as Boston Scientific has appealed the judgments, and no amounts have been received to date.

In January 2003, Cordis filed a patent infringement action against Boston Scientific in Delaware Federal District Court accusing its Express2™, Taxus® and Liberte® stents of infringing the Palmaz patent that expired in November 2005. The Liberte® stent was also accused of infringing Cordis’ Gray patent that expires in 2016. In June 2005, a jury found that the Express2™, Taxus® and Liberte® stents infringed the Palmaz patent and that the Liberte® stent also infringed the Gray patent.  On March 31, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed this judgment in all respects except that they held that the district court’s dismissal of Cordis’ claim against Taxus® Liberte® should have been with prejudice.

Cordis has filed several lawsuits in New Jersey Federal District Court against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific and Medtronic alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis. In October 2008, Cordis filed suit against Boston Scientific in Delaware Federal Court accusing the Taxus® Liberte® stent of infringing the Gray patent.

PATENT LITIGATION AGAINST VARIOUS JOHNSON & JOHNSON SUBSIDIARIES

The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties.

In July 2005, a jury in Federal District Court in Delaware found that the Cordis CYPHER® Stent infringed Boston Scientific’s Ding ‘536 patent and that the Cordis CYPHER® and BX VELOCITY® Stents also infringed Boston Scientific’s Jang ‘021 patent. The jury also found both of those patents valid. Boston Scientific seeks substantial damages and an injunction in those actions. Cordis appealed. On January 15, 2009, the Court of Appeals for the Federal Circuit held the Ding patent invalid. In March of 2009 the Court of Appeals for the Federal Circuit denied Boston Scientific’s motion for reconsideration. On March 31, 2009 the Court of Appeals for the Federal Circuit upheld the judgment that Cordis’ Cypher stent infringed Boston Scientific’s Jang patent. Cordis will ask the Court of Appeals to reconsider that decision. If that is unsuccessful the case will be remanded for a trial on the issues of damages and injunctive relief.

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

Trial in Boston Scientific’s U.S. case based on the Kastenhofer patent in Federal District Court in California concluded in October 2007 with a jury finding that the patent was invalid. The jury also found for Cordis on its counterclaim that sale by Boston Scientific of its balloon catheters and stent delivery systems infringe Cordis’ Fontirroche patent. The Court has denied Boston Scientific’s post trial motions. On April 9, 2009, the Court ruled that Boston Scientific will be required to pay Cordis a royalty of 5.1% of all infringing sales of catheters and stent delivery systems from October 2007 as long as they practice the patented invention.

In May 2008, Centocor, Inc. (now Centocor Ortho Biotech Inc. (COBI)) filed a lawsuit against Genentech, Inc. (Genentech) in U.S. District Court for the Central District of California seeking to invalidate the Cabilly II patent. Prior to filing suit, Centocor had a sublicense under this patent from Celltech (who was licensed by Genentech) for REMICADE® and had been paying royalties to Celltech. Centocor has terminated that sublicense and stopped paying royalties. Genentech has filed a counterclaim alleging that REMICADE® infringes its Cabilly II patents and that the manufacture of REMICADE®, ustekinumab, golimumab and ReoPro infringe various of its patents relating to the purification of antibodies made through recombinant DNA techniques.

In April 2009, a trial was held before the Federal District Court for the Middle District of Florida on the liability phase of Ciba's patent infringement lawsuit alleging that Johnson & Johnson Vision Care's ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. The key issues were infringement and the validity of the patents in suit. Post trial briefs will be filed in May 2009 and closing arguments will be held in June 2009. If the court finds the patents valid and infringed there will be another trial to determine damages and Ciba's request for injunctive relief.

On May 1, 2009 Abbott Laboratories filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts.  The suit alleges that Centocor's SIMPONI® product, a human anti TNF alpha antibody, which was recently approved by the FDA, infringes Abbott's 7,223,394 patent (the Salfeld patent).

The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

J&J Product	Company	Patents	Plaintiff/ Patent Holder	Court	Trial Date	Date Filed

Two-layer Catheters	Cordis	Kastenhofer	Boston Scientific Corp.	Multiple European	*	09/07

CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	04/11	11/07

CYPHER® Stent	Cordis	Bonutti	MarcTec	S.D. IL	06/10	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	06/11	10/07

LISTERINE® Tooth Whitening Strips	McNeil-PPC	Sagel	Procter & Gamble	W.D. WI	*	05/08

Blood Glucose Meters and Strips	Lifescan	Wilsey	Roche Diagnostics	D. DE	*	11/07

REMICADE®, ustekinumab, golimumab, ReoPro	Centocor/COBI	Cabilly II	Genentech	C.D. CA	*	05/08

SIMPONI®	Centocor/COBI	Salfeld	Abbott Laboratories	MA	*	05/09

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

As noted in the following chart, 30-month stays expired during 2006, 2007 and 2008, and will expire in 2009, 2010 and 2011 with respect to ANDA challenges regarding various products:

Brand Name Product	Patent/NDA Holder	Generic Challenger	Court	Trial Date	Date Filed	30-Month Stay Expiration

CONCERTA®	McNeil-PPC	Andrx	D. DE	12/07	09/05	None
18, 27, 36 and 54 mg controlled release tablet	ALZA

LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09

ORTHO TRI-CYCLEN® LO	Ortho-McNeil	Barr	D. NJ	*	10/03	02/06
0.18 mg/0.025 mg, 0.215 mg/ 0.025 mg and 0.25 mg/ 0.025 mg		Watson	D. NJ	*	10/08	03/11

RAZADYNE ®	Janssen	Teva	D. DE	05/07	07/05	08/08
		Mylan	D. DE	05/07	07/05	08/08
		Dr. Reddy’s	D. DE	05/07	07/05	08/08
		Purepac	D. DE	05/07	07/05	08/08
		Barr	D. DE	05/07	07/05	08/08
		AlphaPharm	D. DE	05/07	07/05	08/08

ULTRAM® ER 100, 200, 300 mg tablet	Ortho-McNeil	Par	D. DE	04/09	05/07	09/09

ULTRAM® ER 100 mg tablet	Ortho-McNeil- Janssen	Impax	D. DE	06/10	08/08	09/09

* Trial date to be scheduled.

In the action against Barr Pharmaceuticals, Inc. (Barr) regarding ORTHO TRI-CYCLEN® LO, on January 22, 2008, the Company’s subsidiary Ortho Women’s Health & Urology, a Division of Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Barr agreed to a non-binding term sheet to settle the litigation, which settlement discussions are still underway. The trial court postponed the January 22, 2008 trial without setting a new trial date. The court has ordered the parties to mediation.

On October 16, 2008, the Company’s subsidiary Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) filed suit in Federal District Court in New Jersey against Watson Laboratories, Inc. (Watson) in response to Watson’s ANDA regarding ORTHO TRI-CYCLEN® LO.

In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE® patent that Janssen (now OMJPI)licenses from Synaptech, Inc. (Synaptech), a four-day non-jury trial was held in the Federal District Court in Delaware in May 2007. On August 27, 2008, the court held that the patent was invalid because it was not enabled. Janssen (OMJPI) and Synaptech have appealed the decision. Since the court’s decision, three generic companies have received final approvals for their products and have launched “at risk” pending appeal. Additional generic approvals and launches could occur at any time.

In the action by McNEIL-PPC, Inc. (McNeil-PPC) and ALZA Corporation (ALZA) against Andrx Corporation (Andrx) with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the Federal District Court in Delaware in

December 2007. On March 30, 2009, the court ruled that one CONCERTA® patent would not be infringed by Andrx’s proposed generic product and that the patent was invalid because it was not enabled. The court dismissed without prejudice Andrx’s declaratory judgment suit on a second patent for lack of jurisdiction.  McNeil-PPC and ALZA expect to appeal the court’s decision.

In the RAZADYNE®ER cases, a lawsuit was filed against Barr on the RAZADYNE® use patent that Janssen (now OMJPI) licenses from Synaptech in June 2006. In September 2008, the above-discussed Delaware decision invalidating the RAZADYNE® use patent resulted in entry of judgment for Barr on that patent, but the case will be reopened if Janssen (now OMJPI) and Synaptech win on appeal. Barr has received FDA approval of its product and has launched “at risk.”

In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the United States Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term.

In the ULTRAM®ER actions, Ortho-McNeil (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail)(the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place on April 16-22, 2009 and is awaiting a decision from the Court. The trial against Impax is scheduled for June 2010.

AVERAGE WHOLESALE PRICE (AWP) LITIGATION

Johnson & Johnson and several of its pharmaceutical subsidiaries, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Many of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal District Court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP.

The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. The ruling is the subject of a pending appeal. AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Cases including Johnson & Johnson subsidiaries are expected to be set for trial in 2010 and thereafter.

OTHER
In July 2003, Centocor (now COBI), a Johnson & Johnson subsidiary, received a request that it voluntarily provide documents and information to the criminal division of the U.S. Attorney’s Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the U.S. Attorney’s Office. Both the Company and Centocor have responded to these requests for documents and information.

In December 2003, Ortho-McNeil (now OMJPI) received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). Additional subpoenas for documents have been received, and current and former employees have testified before a grand jury. Discussions are underway in an effort to resolve this matter, but whether agreement can be reached and on what terms are uncertain.

In January 2004, Janssen (now OMJPI) received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® (risperidone) from 1997 to 2002. Documents subsequent to 2002 have also been requested. An additional subpoena seeking information about marketing of and adverse reactions to RISPERDAL® was received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Subpoenas seeking testimony from various witnesses before a grand jury have also been received. Janssen is cooperating in responding to ongoing requests for documents and witnesses.

In September 2004, Ortho Biotech Inc. (now COBI), received a subpoena from the U.S. Office of Inspector General’s Denver, Colorado field office seeking documents directed to the sales and marketing of PROCRIT® (Epoetin alfa) from 1997 to the present, as well as to dealings with U.S. Oncology Inc., a healthcare services network for oncologists. Ortho Biotech (now COBI) has responded to the subpoena.

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

In March 2005, DePuy Orthopaedics, Inc. (DePuy), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of New Jersey, seeking records concerning contractual relationships between DePuy and surgeons or surgeons-in-training involved in hip and knee replacement and reconstructive surgery. This investigation was resolved by DePuy and the four other leading suppliers of hip and knee implants in late September 2007 by agreements with the U.S. Attorney’s Office for the District of New Jersey. The settlements included an 18-month Deferred Prosecution Agreement (DPA), acceptance by each company of a monitor to assure compliance with the DPA and, with respect to four of the five companies, payment of settlement monies and entry into five year Corporate Integrity Agreements. DePuy paid $85 million as its settlement. The term of the Monitorship under the Deferred Prosecution Agreement concluded on March 27, 2009, and an order dismissing all charges was entered on March 30, 2009.  In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a civil investigative demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy, which relationships had been publicly disclosed by DePuy pursuant to the DPA. In February 2008, DePuy received a written request for information from the U.S. Senate Special Committee on Aging, as a follow-up to earlier inquiries, concerning a number of aspects of the DPA.

In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco. Additional requests for documents have been received and responded to and former Scios employees have testified before a grand jury in San Francisco. The Qui Tam complaints were unsealed on February 19, 2009. The U.S. government has indicated that it intends to intervene and has until June 11, 2009 to file its complaints.

In September 2005, Johnson & Johnson received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omni-care, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation.

In November 2005, Amgen filed suit against Hoffmann-LaRoche, Inc. (Roche) in the U.S. District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it would seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses EPO for sale in the United States to Ortho Biotech (now COBI) for non-dialysis indications. Trial in this action concluded in October 2007 with a verdict in Amgen’s favor, finding the patents valid and infringed. The judge issued a preliminary injunction blocking the CERA launch, and subsequently made the injunction permanent.  Roche has appealed to the Federal Circuit, and the Company is awaiting scheduling of the oral argument date.

In February 2006, Johnson & Johnson received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil for Food Program. The subsidiaries are cooperating with the SEC and U.S. Department of Justice (DOJ) in producing responsive documents.

In February 2007, Johnson & Johnson voluntarily disclosed to the DOJ and the SEC that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets have been brought to the attention of the agencies by the Company. The Company has provided and will continue to provide additional information to the DOJ and SEC, and will cooperate with the agencies’ reviews of these matters. Law enforcement agencies of a number of other countries are also pursuing investigations of matters voluntarily disclosed by the Company to the DOJ and SEC. Discussions are underway in an effort to resolve these matters, and the Iraq Oil for Food matter referenced above, but whether agreement can be reached and on what terms is uncertain.

In March 2007, the Company received separate subpoenas from the U.S. Attorney’s Office in Philadelphia, the U.S. Attorney’s Office in Boston and the U.S. Attorney’s Office in San Francisco. The subpoenas relate to investigations by these three offices referenced above concerning, respectively, sales and marketing of RISPERDAL® by Janssen (now OMJPI), TOPAMAX® by Ortho-McNeil (now OMJPI) and NATRECOR® by Scios. The subpoenas request information regarding the Company’s corporate supervision and oversight of these three subsidiaries, including their sales and marketing of these drugs. The Company responded to these requests. In addition, the U.S. Attorney’s office in Boston has issued subpoenas for grand jury testimony to several employees of Johnson & Johnson.

In May 2007, the New York State Attorney General issued a subpoena seeking information relating to the marketing and safety of PROCRIT®. The Company is responding to these requests.

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

In January 2008, the European Commission (“EC”) began an industry-wide antitrust inquiry concerning competitive conditions within the pharmaceutical sector. Because this is a sector inquiry, it is not based on any specific allegation that the Company has violated EC competition law. The inquiry began with unannounced raids of a substantial number of pharmaceutical companies throughout Europe, including Johnson & Johnson affiliates. In March 2008, the EC issued detailed questionnaires to approximately 100 companies, including Johnson & Johnson affiliates. In November 2008, the EC issued a preliminary report summarizing its findings. The final report is expected in June or July of 2009.

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

In February 2009, Basilea Pharmaceutica AG brought an arbitration against Johnson & Johnson and various affiliates alleging that the Company breached the 2005 License Agreement for ceftobiprole by, among other things, failing to secure FDA approval of the cSSSI (skin) indication and allegedly failing to properly develop the pneumonia indication.  Basilea is seeking to recover damages and specific performance.

In April 2009, Johnson & Johnson received a HIPPA subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Boston) seeking information regarding the Company’s financial relationship with several doctors.

In April 2009, Ortho-Clinical Diagnostics, Inc. received a grand jury subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents and information for the period beginning September 1, 2000 through the present, pertaining to an investigation of alleged violations of the antitrust laws in the blood reagents industry. The company is in the process of complying with the subpoena.

In recent years the Company has received numerous requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the Company’s policy to cooperate with these inquiries by producing the requested information.

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

The Company is also involved in a number of other patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial condition, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Analysis of Consolidated Sales
For the fiscal first quarter of 2009, worldwide sales were $15.0 billion, a decrease of 7.2% including an operational decrease of 1.2% as compared to 2008 fiscal first quarter sales of $16.2 billion. Currency had a negative impact of 6.0% on total reported fiscal first quarter 2009 sales.

Sales by U.S. companies were $8.0 billion in the fiscal first quarter of 2009, which represented a decrease of 5.0% as compared to the same period last year. Sales by international companies were $7.0 billion, which represented a total decrease of 9.6% including an operational increase of 3.0%, and a negative impact from currency of 12.6% as compared to the first fiscal quarter sales of 2008.

Sales by companies in Europe experienced a sales decline of 14.8%, including an operational decrease of 0.2% and a negative impact from currency of 14.6%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 14.7% including operational growth of 4.5% and a negative impact from currency of 19.2%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 3.6%, with operational growth of 8.5% and a negative impact from currency of 4.9%.

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the fiscal first quarter of 2009 were $3.7 billion, a decrease of 8.7% as compared to the same period a year ago, with an operational decrease of 1.0% and a negative currency impact of 7.7%. U.S. Consumer segment sales declined by 5.1% while international sales experienced an overall sales decline of 11.6%, representing an operational increase of 2.4%, with a negative currency impact of 14.0%.

Major Consumer Franchise Sales – Fiscal Quarters Ended

(Dollars in Millions)	March 29, 2009	March 30, 2008	Total Change	Operations Change	Currency Change
OTC Pharm & Nutr	$1,348	$1,594	(15.4)%	(8.4)%	(7.0)%
Skin Care	842	840	0.2	7.8	(7.6)
Baby Care	489	533	(8.3)	0.9	(9.2)
Women’s Health	423	461	(8.2)	0.7	(8.9)
Oral Care	365	386	(5.4)	2.8	(8.2)
Wound Care/Other	244	250	(2.4)	4.0	(6.4)
Total	$3,711	$4,064	(8.7)%	(1.0)%	(7.7)%

The OTC Pharmaceuticals and Nutritionals franchise experienced an  operational decline of 8.4% as compared to prior year fiscal first quarter. The 2008 inventory build for initial stocking related to the U.S. launch of over-the-counter ZYRTEC® negatively impacted year over year growth comparisons. Additionally, competition from private label and a milder flu and fever season in the U.S. have negatively impacted sales.

The Skin Care franchise achieved operational growth of 7.8% over prior year fiscal first quarter. This was attributable to growth in the Neutrogena and Aveeno product lines in addition to sales of recently acquired products from the acquisition of Beijing Dabao Cosmetics Co., Ltd.

The Baby Care franchise operational growth was 0.9% over prior year fiscal first quarter. This was due to growth in the cleanser and powder product lines primarily outside the U.S. partially offset by the impact of BabyCenter exiting the online retail business.

The Oral Care franchise operational growth of 2.8% was driven by the growth of LISTERINE® mouthwash partially offset by lower sales of whitening strips and mouth fresheners.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal quarter of 2009 were $5.8 billion, a total decrease of 10.1% as compared to the same period a year ago with an operational decline of 5.1% and a decrease of 5.0% related to the negative impact of currency. U.S. Pharmaceutical sales declined by 9.7% as compared to the same period a year ago. International Pharmaceutical sales experienced a sales decline of 10.7%, representing an operational increase of 2.8%, and a decrease of 13.5% related to the negative impact of currency.

Major Pharmaceutical Product Revenues – Fiscal Quarters Ended
(Dollars in Millions)	March 29, 2009	March 30, 2008	Total Change	Operations Change	Currency Change
REMICADE®	$1,028	$998	3.0%	3.0%	-%
TOPAMAX®	602	646	(6.8)	(3.8)	(3.0)
PROCRIT®/EPREX®	550	629	(12.6)	(6.8)	(5.8)
LEVAQUIN®/FLOXIN®	425	496	(14.3)	(13.4)	(0.9)
CONCERTA®	344	290	18.6	23.9	(5.3)
RISPERDAL® CONSTA®	325	309	5.2	17.5	(12.3)
RISPERDAL®/risperidone	275	809	(66.0)	(64.2)	(1.8)
ACIPHEX®/PARIET®	263	277	(5.1)	3.0	(8.1)
DURAGESIC®/Fentanyl Transdermal	231	233	(0.9)	8.5	(9.4)
Other	1,737	1,742	(0.3)	9.4	(9.7)
Total	$5,780	$6,429	(10.1)%	(5.1)%	(5.0)%

REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 3.0% over prior year fiscal first quarter. Sales to the U.S. market grew 9.0% versus the prior year primarily driven by market growth. U.S. export sales declined 10.6% versus the prior year due to production planning needs in both fiscal first quarters 2009 and 2008. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.

TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, experienced an operational decline of 3.8% as compared to prior year fiscal first quarter. Marketing exclusivity for TOPAMAX® (topiramate) in the U.S. expired in March 2009 and multiple generics have entered the market. The expiration of a product patent or loss of market exclusivity will result in a significant reduction in sales. In 2008, U.S. sales of TOPAMAX® were $2.3 billion. U.S. sales of TOPAMAX® in the fiscal first quarter of 2009 were $0.5 billion.

PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa) experienced an operational sales decline of 6.8%, as compared to prior year fiscal first quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. The FDA issued an order requiring a labeling supplement making specific revisions to the label for ESAs, including PROCRIT®. The label for PROCRIT® was updated July 30, 2008 based on review of emerging safety data for the use of ESAs in patients with cancer. Outside the U.S., new competition and the emerging safety data issues have contributed to the lower sales results for EPREX®.

LEVAQUIN®(levofloxacin)/FLOXIN®(ofloxacin), experienced an operational decline of 13.4% primarily due to lower incidence of respiratory illness and flu in the U.S.

CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 23.9% over the fiscal first quarter of 2008 primarily due to market growth. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.

RISPERDAL® CONSTA® (risperidone), a long-acting injectable for the treatment of schizophrenia, achieved operational growth of 17.5% over the fiscal first quarter of 2008. Strong growth was due to a positive shift from daily therapies to longer-acting RISPERDAL® CONSTA®.

RISPERDAL®(risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, experienced an operational decline of 64.2% versus the prior year. Market exclusivity for RISPERDAL® oral in the U.S. expired on June 29, 2008. Loss of market exclusivity for the RISPERDAL® oral patent has resulted in a significant reduction in sales in the U.S. In 2008, U.S. sales of RISPERDAL® oral were $1.3 billion. U.S. sales of RISPERDAL® oral were $1.1 billion and $0.2 billion in the first half and the second half of the 2008 fiscal year, respectively.

ACIPHEX®/PARIET® and DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) achieved operational growth of 3.0% and 8.5%, respectively, versus the prior year.

In the fiscal first quarter of 2009, Other Pharmaceutical sales achieved operational growth of 9.4% versus the prior year. Contributors to the increase were sales of VELCADE® (bortezomib), a treatment for multiple myeloma, PREZISTA® (darunavir), for the treatment of HIV/AIDS patients and INVEGA® (paliperidone), a once-daily atypical antipsychotic.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal quarter of 2009 were $5.5 billion, a decrease of 2.9% as compared to the same period a year ago, with 3.1% of this change due to operational increases and a decrease of 6.0% related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 2.5% and the decline in international Medical Devices and Diagnostics sales was 7.4%, which included operational increases of 3.6% and a decrease of 11.0% related to the negative impact of currency.

Major Medical Devices and Diagnostics Franchise Sales* – Fiscal Quarters Ended
(Dollars in Millions)	March 29, 2009	March 30, 2008	Total Change	Operations Change	Currency Change
DEPUY®	$1,292	$1,287	0.4%	7.3%	(6.9)%
ETHICON ENDO-SURGERY®	1,015	1,003	1.2	8.6	(7.4)
ETHICON®	953	945	0.8	9.1	(8.3)
CORDIS®	668	801	(16.6)	(12.9)	(3.7)
Vision Care	599	607	(1.3)	0.6	(1.9)
Diabetes Care	541	615	(12.0)	(6.0)	(6.0)
ORTHO-CLINICAL DIAGNOSTICS®	467	443	5.4	10.3	(4.9)
Total	$5,535	$5,701	(2.9)%	3.1%	(6.0)%

 *Prior year amounts have been reclassified to conform to current presentation.

The DePuy franchise achieved operational growth of 7.3% over the same period a year ago. This growth was primarily due to growth in the hip and spine product line. Additionally, new product launches in the Mitek sports medicine product line contributed to the growth.

The Ethicon Endo-Surgery franchise achieved operational growth of 8.6% over prior year fiscal first quarter. This growth was mainly driven by the HARMONIC™ technology business due to the success of newly launched products and the underlying strength of the technology. Additional contributors to the growth were the REALIZE® Gastric Band in the U.S. and endoscopy products outside the U.S.

The Ethicon franchise achieved operational growth of 9.1% over prior year fiscal first quarter. This was attributable to growth in the meshes and biosurgical product lines in addition to sales of newly acquired products from the acquisition of Mentor Corporation.

The Cordis franchise experienced an operational sales decline of 12.9% as compared to the fiscal first quarter of 2008. This decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased global competition. These results were partially offset by growth of the Biosense Webster business.

The Vision Care franchise achieved operational sales growth of 0.6%. ACUVUE® OASYS™, 1-DAY ACUVUE® MOIST™, and ACUVUE® OASYS™ for Astigmatism were the major contributors to this growth offset by slowing category growth due to declines in consumer spending.

The Diabetes Care franchise experienced an operational sales decline of 6.0% as compared to the fiscal first quarter of 2008. This decline reflects the overall decrease in the market due to current economic conditions. These results were partially offset by growth of the Animas business.

The Ortho-Clinical Diagnostics franchise achieved operational growth of 10.3% over the fiscal first quarter of 2008. This was attributable to sales growth in Immunohematology and donor screening products. Additionally, the launch of new VITROS 3600 and 5600 analyzers contributed to the growth.

Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold decreased to 28.3% from 28.5% of sales as compared to the same period a year ago. The decrease was primarily due to cost containment, primarily in the Medical Devices and Diagnostics business.

Consolidated selling, marketing and administrative expenses decreased 0.9% of sales as compared to the same period a year ago. Selling, marketing and administrative expenses as a percent to sales were 30.7% versus 31.6% in the fiscal first quarter of 2008. The decreases in the percent to sales was attributable to cost containment efforts across all the businesses, primarily the Consumer business.

Research & Development
Research activities represent a significant part of the Company’s business.  These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the fiscal first quarter of 2009 were $1.5 billion, a decrease of 11.3% as compared to the same period a year ago. As a percent to sales, the level of research and development spending decreased to 10.1% in the fiscal first quarter of 2009, from 10.6% during the same period a year ago. The decrease as a percent to sales was primarily due to changes to the mix of businesses and increased efficiencies in the Pharmaceutical research and development support.

Other (Income) Expense, Net
Other  (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The favorable change in other (income) expense, net for the fiscal first quarter of 2009 as compared to the fiscal first quarter of 2008 was primarily due to integration costs associated with the Consumer Healthcare business of Pfizer Inc. recorded in the fiscal first quarter of 2008.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2009 was 21.6% versus 17.9% for the same period a year ago. The increase was primarily due to cost containment initiatives related to selling, marketing and administrative expenses. Additionally, the fiscal first quarter of 2008 included integration costs associated with the acquisition of the Consumer Healthcare business of Pfizer Inc.

Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2009 was 39.0% versus 36.8% for the same period a year ago. The primary driver of the improved operating profit was due to the savings generated by the cost containment initiatives partially offset by the negative impact of product mix.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal first quarter of 2009 was 32.3% versus 31.6% for the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment was due to favorable product mix, manufacturing efficiencies and cost containment initiatives.

Interest (Income) Expense
Interest income in the fiscal first quarter of 2009 decreased by $57 million as compared to the fiscal first quarter of 2008, due to lower rates of interest earned, despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities was $13.9 billion at the end of the fiscal first quarter of 2009. This is an increase of $2.8 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.

Interest expense in the fiscal first quarter of 2009 increased by $8 million as compared to the fiscal first quarter of 2008, due to a higher debt position of $14.1 billion at the end of the fiscal first quarter of 2009, compared to $11.4 billion from the same period a year ago. The higher debt balance was due to increased borrowings primarily to purchase common stock under the ongoing Common Stock repurchase program announced on July 9, 2007 and to fund acquisitions.

Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal quarters of 2009 and 2008 were 24.5% and 24.2%, respectively. The increase in the effective tax rate was primarily due to increases in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit that was not in effect in the fiscal first quarter of 2008.

As of March 29, 2009 the Company had approximately $2.1 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Cash and Cash equivalents were $12.6 billion at the end of the fiscal first quarter of 2009 as compared with $10.8 billion at the fiscal year end of 2008. The primary sources of cash that contributed to the $1.8 billion increase were $2.8 billion generated from operating activities and $2.2 billion net proceeds from short-term debt. The major uses of cash were acquisitions of $1.3 billion, dividends to shareholders of $1.3 billion and the repurchase of common stock of $0.8 billion.

Cash flow from operations of $2.8 billion is the result of $3.5 billion of net earnings and $0.8 billion of non cash charges related to depreciation and amortization and stock based compensation offset by $1.5 billion related to changes in assets, liabilities and the deferred tax provision net of effects from acquisitions.

In the fiscal first quarter of 2009 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs in 2009.

Dividends

On January 5, 2009, the Board of Directors declared a regular cash dividend of $0.460 per share, which was paid on March 10, 2009 to shareholders of record as of February 24, 2009.

On April 23, 2009, the Board of Directors declared a regular cash dividend of $0.490 per share, payable on June 9, 2009 to shareholders of record as of May 26, 2009. This represented an increase of 6.5% in the quarterly dividend rate and was the 47th consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION
New Accounting Standards
During the fiscal first quarter of 2009, the Company adopted, SFAS Statements No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). Noncontrolling interests as related to Johnson & Johnson's financial statements are insignificant therefore, the adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material effect on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2009, the Company adopted, SFAS Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of SFAS No. 161 did not have a significant impact on the Company’s results of operations, cash flows or financial position. See Note 2 for more enhanced disclosures.

EITF Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company in the fiscal first quarter of 2009. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The adoption of EITF 07-1 did not have a significant impact on the Company’s results of operations, cash flows or financial position.

EITF Issue 08-7: Accounting for Defensive Intangible Assets. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company in the fiscal first quarter of 2009. This issue applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The adoption of EITF 08-7 did not have a significant impact on the Company’s results of operations, cash flows or financial position.

Economic and Market Factors
Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care.  Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 1998 through 2008 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.  The Company faces various worldwide health care changes that may continue to result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement.

Changes in the behavior and spending patterns of consumers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, as a result of a prolonged global economic downturn will continue to impact the Company’s businesses.

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

The Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2008 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A,  "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2009.  Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Remaining Maximum Number of Shares that May Be Purchased Under the Plans or Programs (2)
December 29, 2008 through Jan. 25, 2009	1,968,100	$58.58	357,700
Jan. 26, 2009 through February 22, 2009	4,038,600	$57.13	168,200
February 23, 2009 through March 29, 2009	9,569,700	$50.95	9,569,700
Total	15,576,400		10,095,600	(3)	25,910,388

(1) During the fiscal first quarter of 2009, the Company repurchased an aggregate of 10,095,600 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 5,480,800 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2) As of March 29, 2009, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on March 27, 2009 of $52.83 per share.

(3) As of March 29, 2009, an aggregate of 134,946,100 shares were purchased for a total of $8.6 billion since the inception of the repurchase program announced on July 9, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of the shareholders of the Company was held on April 23, 2009.

(b)           Election of the directors is set forth in (c) below.

(c)           The shareholders elected all the Company’s nominees for director and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered accounting firm for the fiscal year 2009.  The shareholders did not approve the shareholder proposal on advisory vote on executive compensation policies and disclosure.

1.           Election of Directors:

	Shares For	Shares Against	Shares Abstain

M. S. Coleman	2,006,621,700	278,304,735	9,262,645
J. G. Cullen	2,184,391,596	100,227,251	9,570,234
M. M. E. Johns	2,000,881,337	283,706,569	9,601,174
A. G. Langbo	2,237,877,187	45,587,608	10,724,285
S. L. Lindquist	2,242,706,560	42,646,713	8,835,807
L. F. Mullin	2,251,383,532	33,017,031	9,788,517
W. D. Perez	2,195,483,097	88,941,946	9,764,037
C. Prince	1,943,973,242	338,759,442	11,456,396
D. Satcher	2,239,626,695	45,189,957	9,372,429
W. C. Weldon	2,223,794,439	60,786,646	9,607,995

2.           Ratification of Appointment of PricewaterhouseCoopers LLP:

For	2,243,215,941
Against	42,453,068
Abstain	8,520,072

3.    Shareholder proposal on advisory vote on executive compensation policies and disclosure:

For	822,133,632
Against	951,896,313
Abstain	75,811,847
Non-votes	444,347,289

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

JOHNSON & JOHNSON
(Registrant)

Date: May 5, 2009	By /s/ D.J. CARUSO D.J. CARUSO Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2009	By /s/ S.J. COSGROVE S.J. COSGROVE Controller (Principal Accounting Officer)