Form 10-Q
period 2009-06-28
JOHNSON & JOHNSON
filed 2009-08-04
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 28, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1024240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Johnson & Johnson Plaza
New Brunswick, New Jersey 08933
(Address of principal executive offices)
Registrant’s telephone number, including area code (732) 524-0400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     On July 26, 2009 2,755,813,865 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
ASSETS

	June 28, 2009	December 28, 2008
Current assets:
Cash & cash equivalents	$11,686	$10,768

Marketable securities	3,030	2,041

Accounts receivable, trade, less allowances for doubtful accounts $321 (2008,$268)	10,133	9,719

Inventories (Note 4)	5,472	5,052

Deferred taxes on income	2,454	3,430

Prepaid expenses and other receivables	2,719	3,367

Total current assets	35,494	34,377

Marketable securities, non-current	18	4

Property, plant and equipment at cost	28,411	27,392

Less: accumulated depreciation	(13,909)	(13,027)

Property, plant and equipment, net	14,502	14,365

Intangible assets, net (Note 5)	14,720	13,976

Goodwill, net (Note 5)	14,152	13,719

Deferred taxes on income	5,870	5,841

Other assets	2,682	2,630

Total assets	$87,438	$84,912
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 28, 2009	December 28, 2008
Current liabilities:
Loans and notes payable	$5,435	$3,732

Accounts payable	5,832	7,503

Accrued liabilities	4,765	5,531

Accrued rebates, returns and promotions	2,153	2,237

Accrued salaries, wages and commissions	1,191	1,432

Accrued taxes on income	510	417

Total current liabilities	19,886	20,852

Long-term debt	8,179	8,120

Deferred taxes on income	1,481	1,432

Employee related obligations	7,370	7,791

Other liabilities	4,275	4,206

Total liabilities	41,191	42,401

Shareholders’ equity:

Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 8)	(4,481)	(4,955)

Retained earnings	67,408	63,379

Less: common stock held in treasury, at cost (365,502,527 and 350,665,000 shares)	19,800	19,033

Total shareholders’ equity	46,247	42,511

Total liabilities and shareholders’ equity	$87,438	$84,912
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
		Percent		Percent
	June 28,	to	June 29,	to
	2009	Sales	2008	Sales
Sales to customers (Note 6)	$15,239	100.0%	$16,450	100.0%

Cost of products sold	4,450	29.2	4,751	28.9

Gross profit	10,789	70.8	11,699	71.1

Selling, marketing and administrative expenses	4,797	31.5	5,507	33.5

Research expense	1,638	10.7	1,896	11.5

In-process research & development (IPR&D)	—	—	40	0.2

Interest income	(25)	(0.1)	(89)	(0.5)

Interest expense, net of portion capitalized	110	0.7	105	0.6

Other (income) expense, net	6	—	(135)	(0.8)

Earnings before provision for taxes on income	4,263	28.0	4,375	26.6

Provision for taxes on income (Note 3)	1,055	6.9	1,048	6.4

NET EARNINGS	$3,208	21.1%	$3,327	20.2%

NET EARNINGS PER SHARE (Note 7)
Basic	$1.16		$1.18
Diluted	$1.15		$1.17

CASH DIVIDENDS PER SHARE	$0.490		$0.460

AVG. SHARES OUTSTANDING
Basic	2,756.2		2,809.8
Diluted	2,782.0		2,844.8
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Six Months Ended
	June 28,	Percent	June 29,	Percent
	2009	to Sales	2008	to Sales
Sales to customers (Note 6)	$30,265	100.0%	$32,644	100.0%

Cost of products sold	8,701	28.7	9,365	28.7

Gross profit	21,564	71.3	23,279	71.3

Selling, marketing and administrative expenses	9,405	31.1	10,630	32.6

Research expense	3,156	10.4	3,608	11.1

In-process research & development (IPR&D)	—	—	40	0.1

Interest income	(50)	(0.1)	(171)	(0.5)

Interest expense, net of portion capitalized	216	0.7	203	0.6

Other income, net	(69)	(0.2)	(153)	(0.5)

Earnings before provision for taxes on income	8,906	29.4	9,122	27.9

Provision for taxes on income (Note 3)	2,191	7.2	2,197	6.7

NET EARNINGS	$6,715	22.2%	$6,925	21.2%

NET EARNINGS PER SHARE (Note 7)
Basic	$2.43		$2.45
Diluted	$2.41		$2.43

CASH DIVIDENDS PER SHARE	$0.950		$0.875

AVG. SHARES OUTSTANDING
Basic	2,761.3		2,821.6
Diluted	2,785.5		2,856.1
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 28,	June 29,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$6,715	$6,925
Adjustment to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,355	1,349
Stock based compensation	341	356
Purchased in-process research and development	—	40
Decrease/(Increase) in deferred tax provision	645	(322)
Accounts receivable allowances	52	15
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(225)	(732)
Increase in inventories	(339)	(379)
Decrease in accounts payable and accrued liabilities	(1,897)	(1,160)
Increase in other current and non-current assets	(28)	(756)
(Decrease)/Increase in other current and non-current liabilities	(429)	742

NET CASH FLOWS FROM OPERATING ACTIVITIES	6,190	6,078

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,002)	(1,166)
Proceeds from the disposal of assets	12	47
Acquisitions, net of cash acquired	(1,291)	(46)
Purchases of investments	(3,485)	(687)
Sales of investments	2,471	1,786
Other	(84)	(46)

NET CASH USED BY INVESTING ACTIVITIES	(3,379)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,623)	(2,466)
Repurchase of common stock	(1,123)	(3,617)
Proceeds from short-term debt	3,082	3,376
Retirement of short-term debt	(1,331)	(837)
Proceeds from long-term debt	9	1,641
Retirement of long-term debt	(16)	(5)
Proceeds from the exercise of stock options/excess tax benefits	74	610

NET CASH USED BY FINANCING ACTIVITIES	(1,928)	(1,298)

Effect of exchange rate changes on cash and cash equivalents	35	208
Increase in cash and cash equivalents	918	4,876
Cash and Cash equivalents, beginning of period	10,768	7,770

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,686	$12,646

Acquisitions
Fair value of assets acquired	$1,519	$51
Fair value of liabilities assumed	(228)	(5)
Net cash paid for acquisitions	$1,291	$46
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its Subsidiaries (the “Company”) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
During the fiscal second quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. This statement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 13 for additional information.
During the fiscal first quarter of 2009, the Company adopted SFAS No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). Noncontrolling interests as related to Johnson & Johnson’s financial statements are insignificant. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on the Company’s results of operations, cash flows or financial position.
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
The Company enters into collaborative arrangements, typically with other pharmaceutical or biotechnology companies, to develop and commercialize drug candidates or intellectual property. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These collaborations usually involve various activities by one or more parties, including research and development, marketing and selling and distribution. Often, these collaborations require upfront, milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. Amounts due from collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company’s operations. In general, the income statement presentation for these collaborations is as follows:

Nature / Type of Collaboration	Statement of Earnings Presentation
Third party sale of product	Sales to customers
Royalties / milestones paid to collaborative partner (post-regulatory approval)*	Cost of goods sold
Royalties received from collaborative partner	Other income (expense), net
Upfront payments & milestones paid to collaborative partner (pre-regulatory approval)	Research expense
Research and development payments to collaborative partner	Research expense
Research and development payments received from collaborative partner	Reduction of Research expense

*	Milestones are capitalized as intangible assets and amortized to cost of goods sold over the useful life.
The impact of the adoption of EITF Issue 07-1 related to all collaboration agreements that existed as of June 28, 2009 and December 28, 2008 was immaterial to the Company’s results of operations, cash flows or financial position.

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
NOTE 2 — FINANCIAL INSTRUMENTS
During the fiscal first quarter of 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS Statement No. 133. SFAS No. 161 requires enhanced disclosures about the Company’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of June 28, 2009, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $20 billion and $4 billion, respectively.
The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income) and expense, net, and was insignificant for the fiscal quarters and fiscal six months ended June 28, 2009 and June 29, 2008. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.
As of June 28, 2009, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $208 million after-tax. For additional information, see Note 8. The Company expects that substantially all of the amount related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity for the fiscal second quarter and first fiscal six months ended June 28, 2009 related to designated derivatives as defined in SFAS No. 133:

	Gain/(Loss)	Gain/(Loss)
	recognized	reclassed from			Gain/(Loss)
	in	Accumulated OCI			recognized in
	Accumulated	into income(1)			income(2)
	OCI(1)		Six			Six
(Dollars in Millions)	Six Months	Quarter	Months		Quarter	Months
Cash Flow Hedges	Ended	ended	Ended		ended	Ended
Foreign exchange contracts	$(46)	$(13)	$(8	) (A)	$(2)	$(4	) (E)

Foreign exchange contracts	(65)	15	34	(B)	3	8	(E)

Foreign exchange contracts	16	12	22	(C)	—	—	(E)

Cross currency interest rate swaps	193	(1)	(7	) (D)	—	—	(E)

Foreign exchange contracts	33	6	3	(E)	—	1	(E)

Total	$131	$19	$44		$1	$5

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research expense

(D)	Included in Interest (Income)/Interest Expense, net

(E)	Included in Other (Income)/Expense, net
For the fiscal quarter and the first fiscal six months ended June 28, 2009, a gain of $10 million and $4 million, respectively, was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments under SFAS No. 133.
During the fiscal first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which became effective during the first fiscal quarter of 2009. The effect of adoption on January 1, 2009 of SFAS No. 157 for non-financial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. During the fiscal first quarter of 2008, the Company adopted SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the Company to measure certain financial assets and financial liabilities at fair value. The Company assessed the fair value option made available upon adopting SFAS No. 159, and has elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.
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
The Company’s significant financial assets and liabilities measured at fair value as of June 28, 2009 were as follows:

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(Dollars in Millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments under SFAS 133:
Other Assets:
Foreign exchange contracts	—	$488	—
Cross currency interest rate swaps	—	75	—
Total		563

Other Liabilities:
Foreign exchange contracts	—	579	—
Cross currency interest rate swaps	—	576	—
Total		1,155

Derivatives not designated as hedging instruments under SFAS 133:
Other Assets:
Foreign exchange contracts	—	22	—

Other Liabilities:
Foreign exchange contracts	—	$22	—

Financial Instruments not measured at Fair Value:
The following financial asset and liabilities are held at carrying amount on the consolidated balance sheet:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$3,256	3,256

Government securities and obligations	9,792	9,793
Corporate debt securities	256	256
Money market funds	913	913
Time deposits	499	499

Total cash, cash equivalents and current marketable securities	$14,716	14,717

Non-Current Investments
Marketable securities	$18	18

Financial Liabilities
Current Debt	$5,435	5,435
Non-Current Debt
5.15% Debentures due 2012	600	657
3.80% Debentures due 2013	500	524
5.55% Debentures due 2017	1,000	1,096
5.15% Debentures due 2018	898	972
4.75% Notes due 2019 (1B Euro 1.3902)	1,381	1,408
3% Zero Coupon Convertible Subordinated Debentures due in 2020	186	160
6.73% Debentures due 2023	250	273
5.50% Notes due 2024 (500 GBP 1.6238)	805	849
6.95% Notes due 2029	294	351
4.95% Debentures due 2033	500	490
5.95% Notes due 2037	995	1,076
5.86% Debentures due 2038	700	777
Other (Includes Industrial Revenue Bonds)	70	70
Total Non-Current Debt	$8,179	8,703
The weighted average effective rate on non-current debt is 5.42%.

Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.
Fair value of the non-current debt was estimated using market prices, which was corroborated by quoted broker prices in active markets.
NOTE 3 — INCOME TAXES
The worldwide effective income tax rates for the first fiscal six months of 2009 and 2008 were 24.6% and 24.1%, respectively. The increase in the effective tax rate was primarily due to a decline in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect in the first fiscal six months of 2008.
NOTE 4 — INVENTORIES

(Dollars in Millions)	June 28, 2009	December 28, 2008
Raw materials and supplies	$948	$839
Goods in process	1,613	1,372
Finished goods	2,911	2,841
Total	$5,472	$5,052
NOTE 5 — INTANGIBLE ASSETS AND GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2008. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted.

(Dollars in Millions)	June 28, 2009	December 28, 2008
Trademarks (non-amortizable)- gross	$5,912	$5,879
Less accumulated amortization	145	145
Trademarks (non-amortizable)- net	5,767	5,734

Patents and trademarks — gross	5,553	5,119
Less accumulated amortization	1,968	1,820
Patents and trademarks — net	3,585	3,299

Other amortizable intangibles — gross	7,945	7,376
Less accumulated amortization	2,595	2,433
Other intangibles — net	5,350	4,943

Purchased in process research and development(non-amortizable)- gross*	18	—

Total intangible assets — gross	19,428	18,374
Less accumulated amortization	4,708	4,398
Total intangible assets — net	$14,720	$13,976

*	Purchased in process research and development was capitalized as per the adoption of SFAS No. 141(R). Amortization will begin upon commercialization.
Goodwill as of June 28, 2009 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at December 28, 2008	$7,474	$963	$5,282	$13,719
Acquisitions	—	—	376	376
Translation & Other**	215	(2)	(156)	57
Goodwill, net as of June 28, 2009	$7,689	$961	$5,502	$14,152

**	Includes reclassification between segments, currency translation and other adjustments.
The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended June 28, 2009 was $365 million, and the estimated amortization expense for the five succeeding years approximates $775 million, per year.

NOTE 6 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer
U.S.	$1,708	$1,694	0.8%
International	2,146	2,342	(8.4)
Total	3,854	4,036	(4.5)

Pharmaceutical
U.S.	3,172	3,793	(16.4)
International	2,326	2,547	(8.7)
Total	5,498	6,340	(13.3)

Medical Devices & Diagnostics
U.S.	2,776	2,723	1.9
International	3,111	3,351	(7.2)
Total	5,887	6,074	(3.1)

Worldwide
U.S.	7,656	8,210	(6.7)
International	7,583	8,240	(8.0)
Total	$15,239	$16,450	(7.4)%

	Fiscal Six Months Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer
U.S.	$3,434	$3,513	(2.2)%
International	4,131	4,587	(9.9)
Total	7,565	8,100	(6.6)

Pharmaceutical
U.S.	6,846	7,863	(12.9)
International	4,432	4,906	(9.7)
Total	11,278	12,769	(11.7)

Medical Devices & Diagnostics
U.S.	5,428	5,311	2.2
International	5,994	6,464	(7.3)
Total	11,422	11,775	(3.0)

Worldwide
U.S.	15,708	16,687	(5.9)
International	14,557	15,957	(8.8)
Total	$30,265	$32,644	(7.3)%

(1)	Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer	$695	$683	1.8%
Pharmaceutical	1,701	2,143	(20.6)
Medical Devices & Diagnostics (2)	2,088	1,702	22.7
Segments total	4,484	4,528	(1.0)
Expense not allocated to segments (3)	(221)	(153)
Worldwide total	$4,263	$4,375	(2.6)%

	Fiscal Six Months Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer	$1,495	$1,411	6.0%
Pharmaceutical	3,958	4,510	(12.2)
Medical Devices & Diagnostics (2)	3,875	3,502	10.7
Segments total	9,328	9,423	(1.0)
Expense not allocated to segments (3)	(422)	(301)
Worldwide total	$8,906	$9,122	(2.4)%

(2)	Includes $40 million of in-process research and development (IPR&D) charges related to the acquisition of Amic AB completed in the fiscal second quarter of 2008.

(3)	Amounts not allocated to segments include interest income/(expense) and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
U.S.	$7,656	$8,210	(6.7)%
Europe	3,972	4,547	(12.6)
Western Hemisphere, excluding U.S.	1,215	1,280	(5.1)
Asia-Pacific, Africa	2,396	2,413	(0.7)

Total	$15,239	$16,450	(7.4)%

	Fiscal Six Months Ended
	June 28,	June 29,	Percent
(Dollars in Millions)	2009	2008	Change
U.S.	$15,708	$16,687	(5.9)%
Europe	7,643	8,855	(13.7)
Western Hemisphere, excluding U.S.	2,277	2,525	(9.8)
Asia-Pacific, Africa	4,637	4,577	1.3

Total	$30,265	$32,644	(7.3)%
NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 28, 2009 and June 29, 2008.

	Fiscal Quarters Ended
	June 28,	June 29,
(Shares in Millions)	2009	2008
Basic net earnings per share	$1.16	$1.18
Average shares outstanding — basic	2,756.2	2,809.8
Potential shares exercisable under stock option plans	80.8	197.4
Less: shares which could be repurchased under treasury stock method	(58.6)	(166.1)
Convertible debt shares	3.6	3.7
Average shares outstanding — diluted	2,782.0	2,844.8
Diluted earnings per share	$1.15	$1.17
The diluted earnings per share calculation for the fiscal second quarters ended June 28, 2009 and June 29, 2008 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal second quarters ended June 28, 2009 and June 29, 2008 excluded 178 million shares and 61 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended June 28, 2009 and June 29, 2008.

	Fiscal Six Months Ended
	June 28,	June 29,
(Shares in Millions)	2009	2008
Basic net earnings per share	$2.43	$2.45
Average shares outstanding — basic	2,761.3	2,821.6
Potential shares exercisable under stock option plans	108.4	197.4
Less: shares which could be repurchased under treasury stock method	(87.8)	(166.6)
Convertible debt shares	3.6	3.7
Average shares outstanding — diluted	2,785.5	2,856.1
Diluted earnings per share	$2.41	$2.43
The diluted earnings per share calculation for both the fiscal six months ended June 28, 2009 and June 29, 2008 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal six months ended June 28, 2009 and June 29, 2008, excluded 151 million shares and 61 million shares, respectively, related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the first fiscal six months ended June 28, 2009 was $7.2 billion, compared with $8.2 billion for the same period a year ago. Total comprehensive income for the fiscal second quarter ended June 28, 2009 was $3.9 billion, compared with $3.4 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

					Total
		Unrld		Gains/	Accum
	For.	Gains/	Employee	(Losses)	Other Comp
	Cur.	(Losses)	Benefit	on Deriv	Inc/
(Dollars in Millions)	Trans.	on Sec	Plans	& Hedges	(Loss)
December 28, 2008	$(1,871)	25	(3,230)	121	(4,955)
2009 six months change
Net change associated with current period hedging transactions				138
Net amount reclassed to net earnings				(51) *
Net six months change	410	2	(25)	87	474
June 28, 2009	$(1,461)	27	(3,255)	208	(4,481)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 9 — MERGERS, ACQUISITIONS AND DIVESTITURES
During the fiscal second quarter of 2009, there were no significant acquisitions or divestitures.
During the fiscal first quarter of 2009, the Company acquired Mentor Corporation, a leading supplier of medical products for the global aesthetic market, for a net purchase price of $1.1 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.9 billion and goodwill for $0.4 billion.
During the fiscal second quarter of 2008 the Company acquired Amic AB for a purchase price of $44 million in cash and debt. Amic AB is a Swedish developer of in vitro diagnostic technologies for use in point-of-care and near-patient settings (outside the physical facilities of the clinical laboratory). An in-process research & development (IPR&D) charge of $40 million before and after tax was recorded related to the acquisition of Amic AB.
NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2009 and 2008 include the following components:

	Retirement Plans		Other Benefit Plans
		Fiscal Quarters Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in Millions)	2009	2008	2009	2008
Service cost	$116	126	36	35
Interest cost	182	178	42	42
Expected return on plan assets	(227)	(222)	—	—
Amortization of prior service cost	3	3	(1)	(2)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	41	16	14	17

Net periodic benefit cost	$116	102	91	92

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2009 and 2008 include the following components:

	Retirement Plans		Other Benefit Plans
		Fiscal Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in Millions)	2009	2008	2009	2008
Service cost	$234	255	70	71
Interest cost	367	357	85	83
Expected return on plan assets	(455)	(446)	(1)	(1)
Amortization of prior service cost	5	6	(2)	(3)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	82	35	28	33

Net periodic benefit cost	$234	208	180	183
Company Contributions
For the fiscal six months ended June 28, 2009, the Company contributed $568 million and $13 million to its U.S. and international retirement plans, respectively. In 2006, Congress passed the Pension Protection Act of 2006. The Act amended the Employee Retirement Income Security Act (ERISA) for plan years beginning after 2007 and established new minimum funding standards for U.S. employer defined benefit plans. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 11 — RESTRUCTURING
In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company’s Pharmaceuticals segment has reduced its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise has moved to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients’ cardiovascular needs, while reducing its cost base. This program allowed the Company to accelerate steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies. Additionally, as part of this initiative, the Company planned to eliminate approximately 4,400 positions of which 4,100 have been eliminated since this restructuring initiative was announced in 2007.
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
The following table summarizes the severance reserve and the associated spending under this initiative through the second quarter of 2009:

(Dollars in Millions)	Severance
Reserve balance as of:
December 28, 2008	$178
Cash outlays	(81)
June 28, 2009*	$97

*	Substantially all cash payments related to the remaining reserve balance for severance is expected to be paid out over the remainder of the year in accordance with the Company’s plans and local laws.
NOTE 12 — LEGAL PROCEEDINGS PRODUCT LIABILITY
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
Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC®, LEVAQUIN®, the CYPHER® Stent and the CHARITÉ™ Artificial Disc. There are approximately 565 claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, 452 with respect to RISPERDAL®, 279 with respect to CHARITÉ™, 152 with respect to LEVAQUIN® 101 with respect to DURAGESIC® and 56 with respect to CYPHER®. These claimants seek substantial compensatory and, where available, punitive damages.
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
AFFIRMATIVE STENT PATENT LITIGATION
In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases, and on September 30, 2008, the district court entered judgments, including interest, in the amounts of $702 million and $521 million against Boston Scientific and Medtronic, respectively. Medtronic paid $472 million in October 2008, representing the judgment, net of amounts exchanged in settlement of a number of other litigations between the companies. The net settlement of $472 million was recorded as a credit to other (income) expense, net in the 2008 consolidated statement of earnings. The $702 million judgment against Boston Scientific is not reflected in the Company’s financial statements as Boston Scientific has appealed the judgments, and no amounts have been received to date. In May 2009, Medtronic paid $270 million to settle additional patent infringement claims asserted by Cordis based on its vascular stent patents.
In January 2003, Cordis filed a patent infringement action against Boston Scientific in Delaware Federal District Court accusing its

Express2™, Taxus® and Liberte® stents of infringing the Palmaz patent that expired in November 2005. The Liberte® stent was also accused of infringing Cordis’ Gray patent that expires in 2016. In June 2005, a jury found that the Express2™, Taxus® and Liberte® stents infringed the Palmaz patent and that the Liberte® stent also infringed the Gray patent. On March 31, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed this judgment. The case has been remanded to the district court for a trial on damages and willfulness. Cordis also filed a lawsuit in Delaware Federal District Court in October of 2008 alleging that Boston Scientific’s sale of Taxus® Liberte® since June of 2005 infringes Cordis’ Gray patent.
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
In July 2005, a jury in Federal District Court in Delaware found that the Cordis CYPHER® Stent infringed Boston Scientific’s Ding ‘536 patent and that the Cordis CYPHER® and BX VELOCITY® Stents also infringed Boston Scientific’s Jang ‘021 patent. The jury also found both of those patents valid. Boston Scientific seeks substantial damages and an injunction in those actions. Cordis appealed. On January 15, 2009, the Court of Appeals for the Federal Circuit held the Ding patent invalid. In March of 2009, the Court of Appeals for the Federal Circuit denied Boston Scientific’s motion for reconsideration. On March 31, 2009, the Court of Appeals for the Federal Circuit upheld the judgment that Cordis’ CYPHER® stent infringed Boston Scientific’s Jang patent. The Court of Appeals denied Cordis’ application for reconsideration. The case has been remanded for a trial on the issues of damages and willfulness. Boston Scientific is not seeking injunctive relief.
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
Trial in Boston Scientific’s U.S. case based on the Kastenhofer patent in Federal District Court in California concluded in October 2007 with a jury finding that the patent was invalid. The jury also found for Cordis on its counterclaim that sale by Boston Scientific of its balloon catheters and stent delivery systems infringe Cordis’ Fontirroche patent. The Court has denied Boston Scientific’s post trial motions. On April 9, 2009, the Court ruled that Boston Scientific will be required to pay Cordis a royalty of 5.1% of all infringing sales of catheters and stent delivery systems from October 2007 as long as they practice the patented invention. The Court entered judgment against Boston Scientific in the amount of $26 million. Boston Scientific has filed an appeal.
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
In April 2009, a trial was held before the Federal District Court for the Middle District of Florida on the liability phase of Ciba’s patent infringement lawsuit alleging that Johnson & Johnson Vision Care’s ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. The key issues were infringement and the validity of the patents in suit. Post trial briefs were filed in May 2009 and closing arguments were held in June 2009. If the court finds the patents valid and infringed there will be another trial to determine damages and Ciba’s request for injunctive relief.
On May 1, 2009 Abbott Laboratories filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that Centocor’s SIMPONI® product, a human anti TNF alpha antibody, which was recently approved by the FDA, infringes Abbott’s ’394 patent (the Salfeld patent). The case has been stayed pending the resolution of an arbitration filed by Centocor directed to its claim that it is licensed under the ‘394 patent.
In June of 2009, Centocor’s (COBI) lawsuit alleging that Abbott’s HUMIRA anti TNF alpha product infringes Centocor’s ‘775 patent went to trial in Federal District Court in the Eastern District of

Texas. On June 28, 2009 a jury returned a verdict finding the patent valid and willfully infringed, and awarded Centocor damages of approximately $1.7 billion. A bench trial on Abbott’s defenses, of inequitable conduct and prosecution laches, will be held on August 4, 2009. Post trial motions and an appeal are likely to follow.
The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

			Plaintiff/		Trial	Date
J&J Product	Company	Patents	Patent Holder	Court	Date	Filed

Two-layer Catheters	Cordis	Kastenhofer	Boston Scientific Corp.	Multiple European	*	09/07

CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	04/11	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	06/11	10/07

Blood Glucose Meters and Strips	Lifescan	Wilsey	Roche Diagnostics	D. DE	*	11/07

REMICADE®, ustekinumab, golimumab, ReoPro	Centocor/ COBI	Cabilly II	Genentech	C.D. CA	*	05/08

SIMPONI®	Centocor/ COBI	Salfeld	Abbott Laboratories	MA	*	05/09

*	Trial date to be scheduled.
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
As noted in the following chart, 30-month stays expired during 2006, 2007 and 2008, and will expire in 2009, 2010 and 2011 with respect to ANDA challenges regarding various products:

Brand Name	Patent/NDA	Generic		Trial	Date	30-Month
Product	Holder	Challenger	Court	Date	Filed	Stay Expiration

CONCERTA®	McNeil-PPC	Andrx	D. DE	12/07	09/05	None
18, 27, 36 and 54 mg controlled release	ALZA
tablet

LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09

ORTHO TRI-CYCLEN® LO	Ortho-McNeil	Barr	D. NJ	*	10/03	02/06
0.18 mg/0.025 mg, 0.215 mg/		Watson	D. NJ	*	10/08	03/11
0.025 mg and 0.25 mg/0.025 mg		Sandoz	D. NJ	*	06/09	10/11

RAZADYNE®	Janssen	Teva	D. DE	05/07	07/05	08/08
		Mylan	D. DE	05/07	07/05	08/08
		Dr. Reddy’s	D. DE	05/07	07/05	08/08
		Purepac	D. DE	05/07	07/05	08/08
		Barr	D. DE	05/07	07/05	08/08
		AlphaPharm	D. DE	05/07	07/05	08/08

ULTRAM® ER 100, 200, 300 mg tablet	Ortho-	Par	D. DE	01/09	05/07	09/09
	McNeil/Biovail				06/07	11/09
					10/07	03/10

ULTRAM® ER 100, 200, 300 mg tablet	Ortho-	Impax	D. DE	06/10	08/08	01/11
	McNeil/Biovail				11/08	03/11

*	Trial date to be scheduled.
In the action against Barr Pharmaceuticals, Inc. (Barr)(now a wholly-owned subsidiary of Teva Pharmaceutical Industries LTD.) regarding ORTHO TRI-CYCLEN® LO, on January 22, 2008, the Company’s subsidiary Ortho Women’s Health & Urology, a Division of Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Barr agreed to a non-binding term sheet to settle the litigation, which settlement discussions are still underway. The trial court postponed the January 22, 2008 trial without setting a new trial date. On June 30, 2009, Barr launched its generic product “at risk” before trial. OMJPI sought a preliminary injunction and recall of Barr product which the Court granted on July 21, 2009. On July 23, 2009, the parties entered into a definitive agreement to settle the lawsuit. Under the terms of the settlement, Barr obtained a release for its sales of its generic product in exchange for an undisclosed royalty payment. Barr also obtained a non-exclusive, royalty-bearing license to re-enter the market on December 31, 2015, or earlier in certain limited circumstances.
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
In the action by McNEIL-PPC, Inc. (McNeil-PPC) and ALZA Corporation (ALZA) against Andrx Corporation (Andrx) with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the Federal District Court in Delaware in December 2007. On March 30, 2009, the court ruled that one CONCERTA® patent would not be infringed by Andrx’s proposed generic product and that the patent was invalid because it was not enabled. The court dismissed without prejudice Andrx’s declaratory judgment suit on a second patent for lack of jurisdiction. McNeil-PPC and ALZA filed an appeal on May 7, 2009.
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
In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the United States Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term. Summary judgment against Lupin was granted in May 2009, and Lupin appealed. The matter has been fully briefed to the appellate court and the parties are awaiting oral argument.
In the ULTRAM®ER actions, Ortho-McNeil (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail)(the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place on April 16-22, 2009 and Purdue is awaiting a decision from the Court. The trial against Impax is scheduled for June 2010.
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
In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco. Additional requests for documents have been received and responded to and former Scios employees have testified before a grand jury in San Francisco. The qui tam complaints were unsealed on February 19, 2009. The U.S. government has intervened in one of the qui tam actions, and filed a complaint against Scios and Johnson & Johnson in June 2009.
In September 2005, Johnson & Johnson received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation. In April 2009, Johnson & Johnson was served with the complaints in two civil qui tam cases relating to marketing of prescription drugs to Omnicare, Inc. The complaints assert claims under the federal False Claims Act and related state statutes in connection with the marketing of several drugs to Omnicare. The government has not yet announced whether it will intervene in these cases.
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
In January 2008, the European Commission (“EC”) began an industry-wide antitrust inquiry concerning competitive conditions within the pharmaceutical sector. Because this is a sector inquiry, it is not based on any specific allegation that the Company has violated EC competition law. The inquiry began with unannounced raids of a substantial number of pharmaceutical companies throughout Europe, including Johnson & Johnson affiliates. In March 2008, the EC issued detailed questionnaires to approximately 100 companies, including Johnson & Johnson affiliates. In November 2008, the EC issued a preliminary report summarizing its findings. The final report was issued on July 8, 2009.

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
In September 2008, Multilan AG, an indirect subsidiary of Schering-Plough Corporation, commenced arbitration against Janssen Pharmaceutica NV for an alleged wrongful termination of an agreement relating to payments in connection with termination of certain marketing rights. Multilan seeks declaratory relief, specific performance and damages. Multilan alleges that damages exceed €700 million. A hearing on the matter is scheduled for January 2010.
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
In April 2009, Ortho-Clinical Diagnostics, Inc. (OCD) received a grand jury subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents and information for the period beginning September 1, 2000 through the present, pertaining to an investigation of alleged violations of the antitrust laws in the blood reagents industry. The company is in the process of complying with the subpoena. In the weeks following the public announcement that OCD had received a subpoena from the Antitrust Division of the Department of Justice as part of an investigation of possible antitrust violations in the blood banking industry, several plaintiffs have filed antitrust class action complaints in multiple courts around the country. We believe that all of the cases will be consolidated in one federal court for pretrial proceedings.
In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding financial interests of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc.
In May 2009, Centocor Ortho Biotech Inc. (COBI) commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-

Plough (Ireland) Company (collectively, Schering-Plough). COBI and Schering-Plough are parties to a series of agreements (the Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI™ worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong) (the “Territory”). COBI distributes REMICADE® within the United States and also plans to distribute SIMPONI™, the next-generation treatment, domestically. In the arbitration, COBI seeks a declaration that the agreement and plan of merger between Merck & Co., Inc. (Merck) and Schering-Plough constitutes a change of control under the terms of the Distribution Agreements that permits COBI to terminate the Agreements. The termination of the Distribution Agreements would return to COBI the right to distribute REMICADE® and SIMPONI™ within the Territory. Schering-Plough has filed a response to COBI’s arbitration demand that denies both that it has undergone a change of control and that it will undergo a change of control upon the completion of the merger with Merck. The parties are in the process of selecting the arbitrator who will preside over the arbitration proceeding.
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
NOTE 13 SUBSEQUENT EVENTS
On July 2, 2009 the Company announced a definitive agreement with Elan Corporation to acquire substantially all of the assets and rights of Elan’s Alzheimer’s Immunotherapy Program through a newly formed company, of which a wholly owned subsidiary of Johnson & Johnson will own 50.1% and Elan will own 49.9%. In addition, Johnson & Johnson, through its affiliate, will invest $1.0 billion in Elan in exchange for newly issued American Depositary Receipts (ADRs) of Elan which will represent 18.4% of Elan’s outstanding ordinary shares.
On July 9, 2009 the Company completed the acquisition of Cougar Biotechnology Inc., a development stage biopharmaceutical company with specific focus on oncology, for approximately $1.0 billion.
The Company has performed an evaluation of subsequent events through August 4, 2009, the date the Company issued these financial statements.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For the first fiscal six months of 2009, worldwide sales were $30.3 billion, a decrease of 7.3% including an operational decrease of 1.3% as compared to 2008 first fiscal six months sales of $32.6 billion. Currency had a negative impact of 6.0% on total reported fiscal six months 2009 sales.
Sales by U.S. companies were $15.7 billion in the first fiscal six months of 2009, which represented a decrease of 5.9% as compared to the same period last year. Sales by international companies were $14.6 billion, which represented a total decrease of 8.8% including an operational increase of 3.5%, and a negative impact from currency of 12.3% as compared to the first fiscal six months sales of 2008.
Sales by companies in Europe experienced a sales decline of 13.7%, including operational growth of 0.8% and a negative impact from currency of 14.5%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 9.8% including operational growth of 8.2% and a negative impact from currency of 18.0%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 1.3%, including operational growth of 5.9% and a negative impact from currency of 4.6%.
For the fiscal second quarter of 2009, worldwide sales were $15.2 billion, a decrease of 7.4% including an operational decrease of 1.4% as compared to 2008 fiscal second quarter sales of $16.4 billion. Currency negatively impacted sales by 6.0% for the fiscal second quarter of 2009.
Sales by U.S. companies were $7.6 billion in the fiscal second quarter of 2009, which represented a decrease of 6.7% as compared to the same period last year. Sales by international companies were $7.6 billion, which represented a total decrease of 8.0% including an operational increase of 3.9%, and a negative impact from currency of 11.9% as compared to the fiscal second quarter sales of 2008.

Sales by companies in Europe experienced a sales decline of 12.6%, including operational growth of 1.8% and a negative impact from currency of 14.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 5.1% including operational growth of 11.7% and a negative impact from currency of 16.8%. Sales by companies in the Asia-Pacific, Africa region experienced a sales decline of 0.7%, including operational growth of 3.7% and a negative impact from currency of 4.4%.
Analysis of Sales by Business Segments
Consumer
Consumer segment sales in the first fiscal six months of 2009 were $7.6 billion, a decrease of 6.6% as compared to the same period a year ago, including operational growth of 1.0% and a negative currency impact of 7.6%. U.S. Consumer segment sales declined by 2.2% while international sales experienced an overall sales decline of 9.9%, including operational growth of 3.6% and a negative currency impact of 13.5%.
Major Consumer Franchise Sales — Fiscal Six Months

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
OTC Pharm & Nutr	$2,658	$2,999	(11.4)%	(4.3)%	(7.1)%
Skin Care	1,675	1,679	(0.2)	6.9	(7.1)
Baby Care	997	1,105	(9.8)	(0.7)	(9.1)
Women’s Health	904	965	(6.3)	2.8	(9.1)
Oral Care	751	794	(5.4)	2.6	(8.0)
Wound Care/Other	580	558	3.9	10.4	(6.5)
Total	$7,565	$8,100	(6.6)%	1.0%	(7.6)%
Consumer segment sales in the fiscal second quarter of 2009 were $3.8 billion, a decrease of 4.5% over the same period a year ago, including operational growth of 3.1% and a negative currency impact of 7.6%. U.S. Consumer segment sales increased by 0.8% while international sales experienced an overall sales decline of 8.4%, including operational growth of 4.7%, and a negative currency impact of 13.1%.
Major Consumer Franchise Sales — Fiscal Second Quarters

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
OTC Pharm & Nutr	$1,310	$1,405	(6.8)%	0.3%	(7.1)%
Skin Care	833	839	(0.7)	5.9	(6.6)
Baby Care	508	572	(11.2)	(2.2)	(9.0)
Women’s Health	481	504	(4.6)	4.8	(9.4)
Oral Care	386	408	(5.4)	2.4	(7.8)
Wound Care/Other	336	308	9.1	15.7	(6.6)
Total	$3,854	$4,036	(4.5)%	3.1%	(7.6)%
The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 0.3% as compared to prior year fiscal second quarter. Increased competitive pressures including private label have negatively impacted sales. The U.S. Food and Drug Administration (FDA) is currently considering certain recommendations made by its advisory committee for reducing the potential for overdose with acetaminophen, the active ingredient in TYLENOL®. The Company has provided the FDA with its own recommendations and will continue to be actively engaged with the FDA on this topic.
The Skin Care franchise achieved operational growth of 5.9% which was primarily due to growth in the Neutrogena and Aveeno product lines.
The Baby Care franchise experienced an operational decline of 2.2% over prior year fiscal second quarter. This was due to increased private label competition and lower sales for Babycenter.com primarily as a result of exiting the online retail business. This was partially offset by growth in the haircare and powder product lines outside the U.S.
The Women’s Health Franchise operational growth of 4.8% was primarily due to sales associated with the buyout of a joint venture partner in France. Prior to the buyout of the joint venture partner, sales by the joint venture were not recorded as part of the Company’s sales to customers.
The Oral Care franchise operational growth of 2.4% was driven by the growth of LISTERINE® mouthwash outside the U.S. partially offset by lower sales of whitening strips and mouth fresheners on a global basis.
The Wound Care/Other franchise operational growth of 15.7% was primarily due to the recent acquisitions in wellness and prevention and sales associated with the buyout of a joint venture partner in France. Prior to the buyout of the joint venture partner, sales by the joint venture were not recorded as part of the Company’s sales to customers.
Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2009 were $11.3 billion, a total decrease of 11.7% as compared to the same period a year ago with an operational decline of 6.8% and a decrease of 4.9% related to the negative impact of currency. U.S. Pharmaceutical sales declined by 12.9% as compared to the same period a year ago. International Pharmaceutical sales experienced a sales decline of 9.7%, representing an operational increase of 3.1%, and a decrease of 12.8% related to the negative impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Six Months

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
REMICADE®	$2,130	$1,884	13.1%	13.1%	—%
PROCRIT®/EPREX®	1,127	1,281	(12.0)	(6.3)	(5.7)
LEVAQUIN®/FLOXIN®	787	847	(7.1)	(6.2)	(0.9)
TOPAMAX®	784	1,323	(40.7)	(37.9)	(2.8)
RISPERDAL® CONSTA®	673	652	3.2	14.6	(11.4)
CONCERTA®	661	569	16.2	21.4	(5.2)
ACIPHEX®/PARIET®	523	602	(13.1)	(5.7)	(7.4)
RISPERDAL®	514	1,521	(66.2)	(64.5)	(1.7)
DURAGESIC®/Fentanyl Transdermal	449	505	(11.1)	(2.7)	(8.4)
Other	3,630	3,585	1.3	9.4	(8.1)
Total	$11,278	$12,769	(11.7)%	(6.8)%	(4.9)%

Pharmaceutical segment sales in the fiscal second quarter of 2009 were $5.5 billion, a total decrease of 13.3% over the same period a year ago with an operational decline of 8.5% and a decrease of 4.8% related to the negative impact of currency. U.S. Pharmaceutical sales decreased by 16.4% over the same period a year ago. International Pharmaceutical sales experienced a sales decline of 8.7%, representing an operational increase of 3.3%, and a decrease of 12.0% related to the negative impact of currency.
Major Pharmaceutical Product Revenues – Fiscal Second Quarters

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
REMICADE®	$1,102	$886	24.4%	24.4%	—%
PROCRIT®/EPREX®	577	652	(11.5)	(6.0)	(5.5)
LEVAQUIN®/FLOXIN®	362	351	3.1	4.1	(1.0)
RISPERDAL® CONSTA®	348	343	1.5	12.1	(10.6)
CONCERTA®	317	279	13.6	18.7	(5.1)
ACIPHEX®/PARIET®	260	325	(20.0)	(13.3)	(6.7)
RISPERDAL®	239	712	(66.4)	(64.8)	(1.6)
DURAGESIC®/Fentanyl Transdermal	218	272	(19.9)	(12.3)	(7.6)
TOPAMAX®	182	677	(73.1)	(70.4)	(2.7)
Other	1,893	1,843	2.7	10.5	(7.8)
Total	$5,498	$6,340	(13.3)%	(8.5)%	(4.8)%
REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 24.4% over prior year fiscal second quarter. Sales in the U.S. market grew 12.7% versus the prior year primarily driven by market growth. U.S. export sales grew 63.5% versus the prior year fiscal second quarter primarily driven by an increase in customer production planning needs. U.S. export sales operational growth for the fiscal six months of 2009 versus the same period a year ago was 17.9%, which the Company believes is more reflective of actual consumption in the first two fiscal quarters of 2009. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 6.0%, as compared to prior year fiscal second quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. The FDA issued an order requiring a labeling supplement making specific revisions to the label for ESAs, including PROCRIT®. The label for PROCRIT® was updated July 30, 2008 based on review of emerging safety data for the use of ESAs in patients with cancer. Outside the U.S., the emerging safety data issues have contributed to the lower sales results for EPREX®.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable for the treatment of schizophrenia, achieved operational growth of 12.1% over the fiscal second quarter of 2008. Strong growth was due to a positive shift from daily therapies to longer-acting RISPERDAL® CONSTA® and increased share.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 18.7% over the fiscal second quarter of 2008 due to market growth. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.
ACIPHEX®/PARIET®, experienced an operational decline of 13.3% due in part to generic competition.
RISPERDAL®(risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, experienced an operational decline of 64.8% in the fiscal second quarter of 2009 versus the same period in the prior year. Market exclusivity for RISPERDAL® oral in the U.S. expired on June 29, 2008. Loss of market exclusivity for the RISPERDAL® oral patent has resulted in a significant reduction in sales in the U.S. In 2008, U.S. sales of RISPERDAL® oral were $1.3 billion. U.S. sales of RISPERDAL® oral were $1.1 billion and $0.2 billion in the first half and the second half of the 2008 fiscal year, respectively, and $0.2 billion in the first half of the 2009 fiscal year.
DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system), experienced an operational decline of 12.3% due to continued generic competition.
TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, experienced an operational decline of 70.4% as compared to prior year fiscal second quarter. Marketing exclusivity for TOPAMAX® (topiramate) in the U.S. expired in March 2009 and multiple generics have entered the market. Loss of market exclusivity for the TOPAMAX® patent has resulted in a significant reduction in sales in the U.S. In 2008, U.S. sales of TOPAMAX® were $2.3 billion. U.S. sales of TOPAMAX® were $0.5 billion and $0.1 billion in the fiscal first quarter and the fiscal second quarter of 2009 respectively.
In the fiscal second quarter of 2009, Other Pharmaceutical sales achieved operational growth of 10.5% versus the prior year.

Contributors to the increase were sales of VELCADE® (bortezomib), a treatment for multiple myeloma, PREZISTA® (darunavir), for the treatment of HIV/AIDS patients and INVEGA® (paliperidone), a once-daily atypical antipsychotic.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal six months of 2009 were $11.4 billion, a decrease of 3.0% as compared to the same period a year ago, with 3.0% of this change due to operational increases and a decrease of 6.0% related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 2.2% and the decline in international Medical Devices and Diagnostics sales was 7.3%, which included operational increases of 3.6% and a decrease of 10.9% related to the negative impact of currency.
Major Medical Devices and Diagnostics Franchise Sales* — Fiscal Six Months

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
DEPUY®	$2,615	$2,615	—%	6.6%	(6.6)%
ETHICON ENDO-SURGERY®	2,130	2,127	0.1	7.3	(7.2)
ETHICON®	1,994	1,965	1.5	9.4	(7.9)
CORDIS®	1,342	1,614	(16.9)	(12.8)	(4.1)
Vision Care	1,229	1,246	(1.4)	1.3	(2.7)
Diabetes Care	1,151	1,289	(10.7)	(4.8)	(5.9)
ORTHO-CLINICAL DIAGNOSTICS®	961	919	4.6	9.7	(5.1)
Total	$11,422	$11,775	(3.0)%	3.0%	(6.0)%

*	Prior year amounts have been reclassified to conform to current presentation.
Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2009 were $5.9 billion, a decrease of 3.1% as compared to the same period a year ago, with 2.9% of this change due to operational increases and a decrease of 6.0% related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 1.9% and the decline in international Medical Devices and Diagnostics sales was 7.2%, which included operational increases of 3.7% and a decrease of 10.9% related to the negative impact of currency.
Major Medical Devices and Diagnostics Franchise Sales* — Fiscal Second Quarters

	June 28,	June 29,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
DEPUY®	$1,323	$1,328	(0.4)%	6.0%	(6.4)%
ETHICON ENDO-SURGERY®	1,115	1,124	(0.8)	6.3	(7.1)
ETHICON®	1,041	1,020	2.1	9.7	(7.6)
CORDIS®	674	813	(17.1)	(12.6)	(4.5)
Vision Care	630	639	(1.4)	1.9	(3.3)
Diabetes Care	610	674	(9.5)	(3.7)	(5.8)
ORTHO-CLINICAL DIAGNOSTICS®	494	476	3.8	9.2	(5.4)
Total	$5,887	$6,074	(3.1)%	2.9%	(6.0)%

*	Prior year amounts have been reclassified to conform to current presentation.

The DePuy franchise achieved operational growth of 6.0% over the same period a year ago. This was primarily due to growth in the spine, hip and knee product lines. Additionally, new product launches in the Mitek sports medicine product line contributed to the growth.
The Ethicon Endo-Surgery franchise achieved operational growth of 6.3% over prior year fiscal second quarter. This growth was mainly driven by the HARMONIC™ technology business due to the success of newly launched products and the underlying strength of the technology. Additional contributors to the growth in the U.S. were the REALIZE® Gastric Band and newly acquired ENSEAL® products.
The Ethicon franchise achieved operational growth of 9.7% over prior year fiscal second quarter. This was attributable to growth in the biosurgical, meshes and women’s health product lines in addition to sales of newly acquired products from the acquisitions of Omrix Biopharmaceuticals, Inc. and Mentor Corporation. The growth was partially offset by the divestiture of the Professional Wound Care business in the fiscal fourth quarter of 2008.
The Cordis franchise experienced an operational sales decline of 12.6% as compared to the fiscal second quarter of 2008. This decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased global competition. These results were partially offset by growth of the Biosense Webster business.
The Vision Care franchise achieved operational sales growth of 1.9%. ACUVUE® OASYS™, 1-DAY ACUVUE® MOISTTM, and ACUVUE® OASYS™ for Astigmatism were the major contributors to this growth offset by slowing category growth due to declines in consumer spending.
The Diabetes Care franchise experienced an operational sales decline of 3.7% as compared to the fiscal second quarter of 2008. This decline reflects the overall decrease in the market due to current economic conditions. These results were partially offset by growth of the Animas business, an insulin delivery business.
The Ortho-Clinical Diagnostics franchise achieved operational growth of 9.2% over the fiscal second quarter of 2008. This growth was primarily attributable to the launch of new VITROS 3600 and 5600 analyzers and donor screening products.
Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for each of the first fiscal six months of 2009 and 2008 were 28.7% as a percent of sales. The costs of products sold for the fiscal second quarter of 2009 increased to 29.2% from 28.9% of sales in the same period a year ago. The increase was primarily due to the negative impact of product mix, partially offset by cost containment initiatives across all the businesses.
Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2009 decreased to 31.1% from 32.6% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2009 decreased to 31.5% from 33.5% of sales as compared to the same period a year ago. Decreases in the quarterly and six month period were due to cost containment efforts across all the businesses.
Research & Development
Research activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the first fiscal six months of 2009 were $3.2 billion, a decrease of 12.5% over the same period a year ago. Research and development spending in the fiscal second quarter of 2009 was $1.6 billion, a decrease of 13.6% over the fiscal second quarter of 2008. The decreases as a percent to sales in the quarterly and six month period were primarily due to changes to the mix of businesses and increased efficiencies in Pharmaceutical research and development activities.
In-Process Research & Development(IPR&D)
In the fiscal second quarter and the first fiscal six months of 2008, the Company had $40 million of IPR&D charges with no tax benefit associated with the acquisition of Amic AB.
Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months and the fiscal second quarter of 2009 was unfavorable as compared to the same periods a year ago. The Company received a $270 million settlement payment from Medtronic AVE, Inc. during the fiscal second quarter which was offset by several smaller litigation matters as well as asset write-downs and other charges.
OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2009 was 19.8% versus 17.4% for the same period a year ago. Operating profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2009 was 18.0% versus 16.9% for the same period a year ago. The primary driver of the improved operating profit for both the first fiscal six months and the fiscal second quarter of 2009 was due to cost containment initiatives related to selling, marketing and administrative expenses.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2009 was 35.1% versus 35.3% for the same period a year ago. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2009 was 30.9% versus 33.8% for the same period a year ago. For both periods in 2009, operating profit decreased, as compared to the same periods a year ago. The negative impact of product mix due to the loss of exclusivity of the TOPAMAX® patent was the primary driver of the decreased operating profit.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2009 was 33.9% versus 29.7% for the same period a year ago. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2009 was 35.5% versus 28.0% for the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for both periods in 2009 was due to favorable product mix, manufacturing efficiencies and cost containment initiatives related to selling, marketing and administrative expenses. Additionally, the Company received a $270 million settlement payment from Medtronic AVE, Inc., which was partially offset by asset write-downs and other charges in the fiscal second quarter of 2009.
Interest (Income) Expense
Interest income decreased in both the first fiscal six months and second quarter of 2009 as compared to the same periods a year ago, due to lower rates of interest earned, despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $14.7 billion at the end of the fiscal second quarter of 2009. This is an increase of $1.6 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.
Interest expense was relatively flat in both the first fiscal six months and fiscal second quarter of 2009 as compared to the same period a year ago. At the end of the fiscal second quarter of 2009 the Company’s debt position was $13.6 billion compared to $13.9 billion from the same period a year ago.
Provision For Taxes on Income
The worldwide effective income tax rates for the first fiscal six months of 2009 and 2008 were 24.6% and 24.1%, respectively. The increase in the effective tax rate was primarily due to a decline in taxable income in lower tax jurisdictions relative to taxable income in higher tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect in the first fiscal six months of 2008.

As of June 28, 2009 the Company had approximately $2.2 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash and Cash equivalents were $11.7 billion at the end of the fiscal second quarter of 2009 as compared with $10.8 billion at the fiscal year end of 2008. The primary sources of cash that contributed to the $0.9 billion increase were $6.2 billion generated from operating activities offset by $3.4 billion net cash used by investing activities and $1.9 billion used by financing activities.
Cash flow from operations of $6.2 billion was the result of $6.7 billion of net earnings and $2.4 billion of non cash charges related to depreciation and amortization, stock based compensation and deferred tax provision offset by $2.9 billion related to changes in assets and liabilities net of effects from acquisitions.
Investing activities use of $3.4 billion cash related to net investments in marketable securities of $1.0 billion, acquisitions of $1.3 billion and $1.0 billion for additions to property, plant and equipment.
The use of $1.9 billion in financing activities were dividends to shareholders of $2.6 billion and $1.1 billion for repurchase of common stock offset by net proceeds from short term debt of $1.8 billion.
In the fiscal second quarter of 2009 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs in 2009.
Dividends
On April 23, 2009, the Board of Directors declared a regular cash dividend of $0.490 per share, payable on June 9, 2009 to shareholders of record as of May 26, 2009. This represented an increase of 6.5% in the quarterly dividend rate and was the 47th consecutive year of cash dividend increases.
On July 20, 2009, the Board of Directors declared a regular cash dividend of $0.490 per share, payable on September 8, 2009 to shareholders of record as of August 25, 2009. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION
New Accounting Standards
During the fiscal second quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. This statement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 13 for additional information.
During the fiscal first quarter of 2009, the Company adopted, SFAS Statements No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). Noncontrolling interests as related to Johnson & Johnson’s financial statements are insignificant therefore, the adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material effect on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2009, the Company adopted, SFAS Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of SFAS No. 161 did not have a significant impact on the Company’s results of operations, cash flow or financial position. See Note 2 for more enhanced disclosures.
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
The Company also operates in an environment increasingly hostile to intellectual property rights. Generic drug firms have filed Abbreviated New Drug Applications seeking to market generic forms of most of the Company’s key pharmaceutical products, prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from an Abbreviated New Drug Application filing, the generic firms will then introduce generic versions of the product at issue, resulting in very substantial market share and revenue losses. For further information see the discussion on “Litigation Against Filers of Abbreviated New Drug Applications” included in

Item 1. Financial Statements (unaudited)- Notes to Consolidated Financial Statements, Note 12.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-Q contains forward-looking statements. Forward- looking statements do not relate strictly to historical or current facts and anticipate results based on management’s plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company’s strategy for growth, product development, regulatory approval, market position and expenditures.
Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward- looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any forward-looking statements as a result of new information or future events or developments.
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
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 4 — CONTROLS AND PROCEDURES
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
Internal control. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1 — LEGAL PROCEEDINGS
The information called for by this item is incorporated herein by reference to Note 12 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2009. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

			Total Number of	Remaining
			Shares Purchased	Maximum Number
		Average	as Part of	of Shares that
	Total Number	Price	Publicly	May Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Fiscal Month	Purchased (1)	Share	or Programs	or Programs (2)
March 30, 2009 through April 26, 2009	3,419,100	$52.04	3,419,100
April 27, 2009 through May 24, 2009	81,100	$51.14	81,100
May 25, 2009 through June 28, 2009	1,931,400	$55.32	1,931,400
Total	5,431,600		5,431,600 (3)	19,079,994

(1)	During the fiscal second quarter of 2009, the Company repurchased an aggregate of 5,431,600 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and no shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	As of June 28, 2009, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on June 26, 2009 of $56.60 per share.

(3)	As of June 28, 2009, an aggregate of 140,377,700 shares were purchased for a total of $8.9 billion since the inception of the repurchase program announced on July 9, 2007.

Item 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required to be disclosed in this item was previously filed and is incorporated by reference to Item 4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2009.
Item 6 — EXHIBITS
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON
(Registrant)

Date: August 4, 2009	By	/s/ D. J. CARUSO
D. J. CARUSO Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2009	By	/s/ S. J. COSGROVE
S. J. COSGROVE Controller (Principal Accounting Officer)