Form 10-Q
period 2009-09-27
JOHNSON & JOHNSON
filed 2009-11-04
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 27, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐      Yes      ☑      No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     On October 25, 2009 2,759,099,726 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets — September 27, 2009 and December 28, 2008	3

Consolidated Statements of Earnings for the Fiscal Third Quarters Ended September 27, 2009 and September 28, 2008	5

Consolidated Statements of Earnings for the Fiscal Nine Months Ended September 27, 2009 and September 28, 2008	6

Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended September 27, 2009 and September 28, 2008	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	52

Part II — Other Information

Item 1 — Legal Proceedings	52

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5 — Other Information	53

Item 6 — Exhibits	53

Signatures	54
EX-10.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1	— FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
ASSETS

	September 27, 2009	December 28, 2008
Current assets:
Cash & cash equivalents	$11,856	$10,768

Marketable securities	2,481	2,041

Accounts receivable, trade, less allowances for doubtful accounts $316 (2008,$268)	10,279	9,719

Inventories (Note 4)	5,568	5,052

Deferred taxes on income	2,650	3,430

Prepaid expenses and other receivables	2,768	3,367

Total current assets	35,602	34,377

Marketable securities, non-current	19	4

Property, plant and equipment at cost	29,452	27,392

Less: accumulated depreciation	(14,637)	(13,027)

Property, plant and equipment, net	14,815	14,365

Intangible assets, net (Note 5)	16,636	13,976

Goodwill, net (Note 5)	15,017	13,719

Deferred taxes on income	5,888	5,841

Other assets	3,581	2,630

Total assets	$91,558	$84,912
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 27, 2009	December 28, 2008
Current liabilities:
Loans and notes payable	$3,341	$3,732

Accounts payable	6,419	7,503

Accrued liabilities	4,862	5,531

Accrued rebates, returns and promotions	2,123	2,237

Accrued salaries, wages and commissions	1,471	1,432

Accrued taxes on income	1,029	417

Total current liabilities	19,245	20,852

Long-term debt	8,259	8,120

Deferred taxes on income	1,505	1,432

Employee related obligations	7,111	7,791

Other liabilities	5,054	4,206

Total liabilities	41,174	42,401

Shareholders’ equity:

Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 8)	(2,661)	(4,955)

Retained earnings	69,471	63,379

Less: common stock held in treasury, at cost (361,821,040 and 350,665,000 shares)	19,546	19,033

Total shareholders’ equity	50,384	42,511

Total liabilities and shareholders’ equity	$91,558	$84,912
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
		Percent		Percent
	Sept. 27,	to	Sept. 28,	to
	2009	Sales	2008	Sales
Sales to customers (Note 6)	$15,081	100.0%	$15,921	100.0%

Cost of products sold	4,434	29.4	4,774	30.0

Gross profit	10,647	70.6	11,147	70.0

Selling, marketing and administrative expenses	4,767	31.6	5,195	32.6

Research expense	1,617	10.7	1,861	11.7

Interest income	(28)	(0.2)	(97)	(0.6)

Interest expense, net of portion capitalized	142	0.9	122	0.8

Other income, net	(96)	(0.6)	(224)	(1.4)

Earnings before provision for taxes on income	4,245	28.2	4,290	26.9

Provision for taxes on income (Note 3)	900	6.0	980	6.1

NET EARNINGS	$3,345	22.2%	$3,310	20.8%

NET EARNINGS PER SHARE (Note 7)
Basic	$1.21		$1.19
Diluted	$1.20		$1.17

CASH DIVIDENDS PER SHARE	$0.490		$0.460

AVG. SHARES OUTSTANDING
Basic	2,756.3		2,790.9
Diluted	2,793.0		2,831.3
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Nine Months Ended
		Percent		Percent
	Sept. 27,	to	Sept. 28,	to
	2009	Sales	2008	Sales
Sales to customers (Note 6)	$45,346	100.0%	$48,565	100.0%

Cost of products sold	13,135	29.0	14,139	29.1

Gross profit	32,211	71.0	34,426	70.9

Selling, marketing and administrative expenses	14,172	31.3	15,825	32.6

Research expense	4,773	10.5	5,469	11.3

In-process research & development (IPR&D)	—	—	40	0.1

Interest income	(78)	(0.2)	(268)	(0.6)

Interest expense, net of portion capitalized	358	0.8	325	0.7

Other income, net	(165)	(0.4)	(377)	(0.8)

Earnings before provision for taxes on income	13,151	29.0	13,412	27.6

Provision for taxes on income (Note 3)	3,091	6.8	3,177	6.5

NET EARNINGS	$10,060	22.2%	$10,235	21.1%

NET EARNINGS PER SHARE (Note 7)
Basic	$3.64		$3.64
Diluted	$3.61		$3.60

CASH DIVIDENDS PER SHARE	$1.44		$1.335

AVG. SHARES OUTSTANDING
Basic	2,760.0		2,811.9
Diluted	2,787.9		2,847.8
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$10,060	$10,235
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,030	2,117
Stock based compensation	499	524
Purchased in-process research and development	—	40
Decrease/(Increase) in deferred tax provision	541	(354)
Accounts receivable allowances	39	62
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(61)	(790)
Increase in inventories	(250)	(348)
Decrease in accounts payable and accrued liabilities	(1,830)	(1,103)
Increase in other current and non-current assets	(35)	(2)
Increase in other current and non-current liabilities	291	590

NET CASH FLOWS FROM OPERATING ACTIVITIES	11,284	10,971

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,521)	(1,938)
Proceeds from the disposal of assets	12	56
Acquisitions, net of cash acquired	(2,337)	(400)
Purchases of investments	(5,922)	(1,434)
Sales of investments	4,697	2,079
Other	(163)	(36)

NET CASH USED BY INVESTING ACTIVITIES	(5,234)	(1,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,974)	(3,750)
Repurchase of common stock	(1,172)	(5,773)
Proceeds from short-term debt	3,903	5,194
Retirement of short-term debt	(4,012)	(1,649)
Proceeds from long-term debt	9	1,640
Retirement of long-term debt	(224)	(16)
Proceeds from the exercise of stock options/excess tax benefits	300	1,360

NET CASH USED BY FINANCING ACTIVITIES	(5,170)	(2,994)

	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,
	2009	2008
Effect of exchange rate changes on cash and cash equivalents	208	(56)
Increase in cash and cash equivalents	1,088	6,248
Cash and Cash equivalents, beginning of period	10,768	7,770

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,856	$14,018

Acquisitions
Fair value of assets acquired	$3,193	$416
Fair value of liabilities assumed and noncontrolling interests	(856)	(16)
Net cash paid for acquisitions	$2,337	$400
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
During the fiscal third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
During the fiscal second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 13 for additional information.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on business combinations and noncontrolling interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of the standard. Operating profit attributable to noncontrolling interests are reported in Other (Income)Expense, net and the related tax impact to the Provision for Taxes. Additionally, equity attributable to noncontrolling interests is recorded in Other Non-Current liabilities. Noncontrolling interests as related to the Company’s financial statements are immaterial and therefore, not separately disclosed. The adoption of these standards did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to disclosures about derivative instruments and hedging activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position. See Note 2 for enhanced disclosures.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard on collaborative arrangements related to the development and commercialization of intellectual property. This standard addresses the income statement classification of payments made between parties in a collaborative arrangement.
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

Nature / Type of Collaboration	Statement of Earnings Presentation

Third party sale of product	Sales to customers

Royalties / milestones paid to collaborative partner (post-regulatory approval)*	Cost of goods sold

Royalties received from collaborative partner	Other income (expense), net

Upfront payments & milestones paid to collaborative partner (pre-regulatory approval)	Research expense

Nature / Type of Collaboration	Statement of Earnings Presentation

Research and development payments to collaborative partner	Research expense

Research and development payments received from collaborative partner	Reduction of Research expense

*	Milestones are capitalized as intangible assets and amortized to cost of goods sold over the useful life.
The impact of the adoption of this standard related to all collaboration agreements that existed as of September 27, 2009 and December 28, 2008 was immaterial to the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to defensive intangible assets. This standard applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2008, in accordance with U.S. GAAP, the Company adopted the standard related to fair value measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which became effective during the first fiscal quarter of 2009. The effect of adoption on December 29, 2008 of this standard for non-financial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations.
NOTE 2 — FINANCIAL INSTRUMENTS
During the fiscal first quarter of 2009, in accordance with U.S. GAAP the Company adopted the standard related to disclosures about derivative instruments and hedging activities. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gain and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of September 27, 2009, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $23 billion and $4 billion, respectively.
As required by the ASC for derivative instruments and hedging activities, all derivative instruments are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income) and expense, net, and was insignificant for the fiscal quarters and fiscal nine months ended September 27, 2009 and September 28, 2008. Refer to Note 8 for disclosures of movements in Accumulated Other Comprehensive Income.
As of September 27, 2009, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $48 million after-tax. For additional information, see Note 8. The Company expects that substantially all of the amount related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity for the fiscal third quarter and fiscal nine months ended September 27, 2009 related to designated derivatives as defined in the codification:
(Dollars in Millions)

	Gain/ (Loss)		Gain/ (Loss)
	recognized in		reclassed from			Gain/ (Loss)
	Accumulated		Accumulated OCI			recognized in
Cash Flow Hedges	OCI (1)		into income (1)			income (2)
		Nine		Nine			Nine
	Quarter	Months	Quarter	Months		Quarter	Months
	ended	Ended	ended	Ended		ended	Ended
Foreign exchange contracts	$27	$(19)	$(6)	$(14)	(A)	$2	$(2)	(E)
Foreign exchange contracts	(124)	(189)	3	37	(B)	(2)	6	(E)
Foreign exchange contracts	(23)	(7)	—	22	(C)	1	1	(E)
Cross currency interest rate swaps	(49)	144	(14)	(21)	(D)	—	—	(E)
Foreign exchange contracts	(11)	22	(3)	—	(E)	(11)	(10)	(E)
Total	$(180)	$(49)	$(20)	$24		$(10)	$(5)

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research expense

(D)	Included in Interest (Income)/Interest Expense, net

(E)	Included in Other (Income)/Expense, net
For the fiscal quarter and the fiscal nine months ended September 27, 2009, a gain of $16 million and $20 million, respectively, was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments under the codification.
During the fiscal first quarter of 2008, in accordance with U.S. GAAP, the Company adopted the standard related to fair value measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which became effective during the first fiscal quarter of 2009. The effect of adoption on December 29, 2008 of this standard for non-financial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. During the fiscal first quarter of 2008, the Company adopted the standard related to fair value option for financial assets and financial liabilities. This standard permits the Company to measure certain financial assets and financial liabilities at fair value. The Company assessed the fair value option made available upon adopting this standard, and has elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.
The ASC defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.
The fair value of a derivative financial instrument (i.e. forward exchange contract, currency swap) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as level 1 since they are traded in an active exchange market. The Company did not have any other significant financial assets or liabilities which would require revised valuations under this standard that are recognized at fair value.
The Company’s significant financial assets and liabilities measured at fair value as of September 27, 2009 were as follows:

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(Dollars in Millions)	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments :
Other Assets:
Foreign exchange contracts	—	$511	—
Cross currency interest rate swaps	—	144	—
Total		655

Other Liabilities:
Foreign exchange contracts	—	906	—
Cross currency interest rate swaps	—	749	—
Total		1,655

Derivatives not designated as hedging instruments :

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(Dollars in Millions)	Level 1	Level 2	Level 3
Other Assets:
Foreign exchange contracts	—	52	—

Other Liabilities:
Foreign exchange contracts	—	53	—

Other Equity Investments	$821	—	—
Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$3,356	$3,356

Government securities and obligations	8,571	8,572
Corporate debt securities	268	268
Money market funds	1,359	1,359
Time deposits	783	783

Total cash, cash equivalents and current marketable securities	$14,337	$14,338

Non-Current Investments
Marketable securities	$19	$19

Financial Liabilities
Current Debt	$3,341	$3,341
Non-Current Debt
5.15% Debentures due 2012	600	658
3.80% Debentures due 2013	500	534
5.55% Debentures due 2017	1,000	1,127
5.15% Debentures due 2018	898	995
4.75% Notes due 2019 (1B Euro 1.4796)	1,470	1,574
3% Zero Coupon Convertible Subordinated Debentures due in 2020	188	229
6.73% Debentures due 2023	250	299
5.50% Notes due 2024 (500 GBP 1.6210)	803	878
6.95% Notes due 2029	294	363
4.95% Debentures due 2033	500	470
5.95% Notes due 2037	995	1,175
5.86% Debentures due 2038	700	792
Other (Includes Industrial Revenue Bonds)	61	61
Total Non-Current Debt	$8,259	$9,155

The weighted average effective rate on non-current debt is 5.42%.
Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 3 — INCOME TAXES
The worldwide effective income tax rates for the fiscal nine months of 2009 and 2008 were 23.5% and 23.7%, respectively. The lower effective tax rate was primarily due to the U.S. Research tax credit which was not in effect in the first fiscal nine months of 2008.
NOTE 4 — INVENTORIES

	September 27,	December 28,
(Dollars in Millions)	2009	2008
Raw materials and supplies	$824	$839
Goods in process	1,554	1,372
Finished goods	3,190	2,841
Total	$5,568	$5,052
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

	September 27,	December 28,
(Dollars in Millions)	2009	2008
Trademarks (non-amortizable) — gross	$6,128	$5,879
Less accumulated amortization	147	145
Trademarks (non-amortizable) — net	5,981	5,734

Patents and trademarks — gross	5,704	5,119
Less accumulated amortization	2,106	1,820
Patents and trademarks — net	3,598	3,299

Other amortizable intangibles — gross	8,090	7,376
Less accumulated amortization	2,701	2,433
Other intangibles — net	5,389	4,943

Purchased in process research and development (non—amortizable) — gross*	1,668	—

Total intangible assets — gross	21,590	18,374
Less accumulated amortization	4,954	4,398
Total intangible assets — net	$16,636	$13,976

*	Purchased in process research and development will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.
Goodwill as of September 27, 2009 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at December 28, 2008	$7,474	$963	$5,282	$13,719
Acquisitions	—	284	376	660
Translation & Other**	754	17	(133)	638
Goodwill, net as of September 27, 2009	$8,228	$1,264	$5,525	$15,017

**	Includes currency translation, reclassification between segments and other adjustments.
The weighted average amortization periods for patents and trademarks and other intangible assets are 16 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal nine months ended September 27, 2009 was $509 million, and the estimated amortization expense for the five succeeding years approximates $750 million, per year.

NOTE 6 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
     (Dollars in Millions)
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer
U.S.	$1,691	$1,769	(4.4)%
International	2,298	2,330	(1.4)
Total	3,989	4,099	(2.7)

Pharmaceutical
U.S.	2,857	3,538	(19.2)
International	2,392	2,575	(7.1)
Total	5,249	6,113	(14.1)

Medical Devices & Diagnostics
U.S.	2,766	2,648	4.5
International	3,077	3,061	0.5
Total	5,843	5,709	2.3

Worldwide
U.S.	7,314	7,955	(8.1)
International	7,767	7,966	(2.5)
Total	$15,081	$15,921	(5.3)%

	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer
U.S.	$5,125	$5,282	(3.0)%
International	6,429	6,917	(7.1)
Total	11,554	12,199	(5.3)

Pharmaceutical
U.S.	9,703	11,401	(14.9)
International	6,824	7,481	(8.8)
Total	16,527	18,882	(12.5)

Medical Devices & Diagnostics
U.S.	8,194	7,959	3.0
International	9,071	9,525	(4.8)
Total	17,265	17,484	(1.3)

Worldwide
U.S.	23,022	24,642	(6.6)
International	22,324	23,923	(6.7)
Total	$45,346	$48,565	(6.6)%

(1)	Export sales are not significant.

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer	$812	$764	6.3%
Pharmaceutical	1,637	2,003	(18.3)
Medical Devices & Diagnostics	2,016	1,657	21.7
Segments total	4,465	4,424	(0.9)
Expense not allocated to segments (2)	(220)	(134)
Worldwide total	$4,245	$4,290	(1.0)%

	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
Consumer	$2,307	$2,175	6.1%
Pharmaceutical	5,595	6,513	(14.1)
Medical Devices & Diagnostics (1)	5,891	5,159	14.2
Segments total	13,793	13,847	(0.4)
Expense not allocated to segments (2)	(642)	(435)
Worldwide total	$13,151	$13,412	(1.9)%

(1)	Includes $40 million of in-process research and development (IPR&D) charges related to the acquisition of Amic AB completed in the fiscal second quarter of 2008.

(2)	Amounts not allocated to segments include interest income/(expense) and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
U.S.	$7,314	$7,955	(8.1)%
Europe	3,879	4,076	(4.8)
Western Hemisphere, excluding U.S.	1,338	1,461	(8.4)
Asia-Pacific, Africa	2,550	2,429	5.0

Total	$15,081	$15,921	(5.3)%

	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,	Percent
(Dollars in Millions)	2009	2008	Change
U.S.	$23,022	$24,642	(6.6)%
Europe	11,522	12,931	(10.9)
Western Hemisphere, excluding U.S.	3,615	3,986	(9.3)
Asia-Pacific, Africa	7,187	7,006	2.6

Total	$45,346	$48,565	(6.6)%
NOTE 7 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 27, 2009 and September 28, 2008.

	Fiscal Quarters Ended
	September 27,	September 28,
(Shares in Millions)	2009	2008
Basic net earnings per share	$1.21	$1.19
Average shares outstanding — basic	2,756.3	2,790.9
Potential shares exercisable under stock option plans	174.5	242.0
Less: shares which could be repurchased under treasury stock method	(141.4)	(205.3)
Convertible debt shares	3.6	3.7
Average shares outstanding — diluted	2,793.0	2,831.3
Diluted earnings per share	$1.20	$1.17
The diluted earnings per share calculation for the fiscal third quarters ended September 27, 2009 and September 28, 2008 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal third quarter ended September 27, 2009 excluded 77 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share. For the fiscal third quarter ended September 28, 2008 the number of shares related to stock options for which the exercise price of these options was greater than their average market value was insignificant.
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 27, 2009 and September 28, 2008.

	Fiscal Nine Months Ended
	September 27,	September 28,
(Shares in Millions)	2009	2008
Basic net earnings per share	$3.64	$3.64
Average shares outstanding — basic	2,760.0	2,811.9
Potential shares exercisable under stock option plans	103.9	241.5
Less: shares which could be repurchased under treasury stock method	(79.6)	(209.3)
Convertible debt shares	3.6	3.7
Average shares outstanding — diluted	2,787.9	2,847.8
Diluted earnings per share	$3.61	$3.60
The diluted earnings per share calculation for both the fiscal nine months ended September 27, 2009 and September 28, 2008 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal nine months ended September 27, 2009 and September 28, 2008, excluded 148 million shares and 1 million shares, respectively, related to stock options as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the fiscal nine months ended September 27, 2009 was $12.3 billion, compared with $10.0 billion for the same period a year ago. Total comprehensive income for the fiscal third quarter ended September 27, 2009 was $5.1 billion, compared with $1.8 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

						Total
		Unrld		Gains/		Accum
	For.	Gains/	Employee	(Losses)		Other Comp
	Cur.	(Losses)	Benefit	on Deriv		Inc/
(Dollars in Millions)	Trans.	on Sec	Plans	& Hedges		(Loss)
December 28, 2008	$(1,871)	25	(3,230)	121		(4,955)
2009 nine months change
Net change associated with current period hedging transactions				(28)
Net amount reclassed to net earnings				(45	) *
Net nine months change	2,268	(10)	109	(73)		2,294
September 27, 2009	$397	15	(3,121)	48		(2,661)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 9 — BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal third quarter of 2009, the Company acquired substantially all of the assets and rights of Elan’s Alzheimer’s Immunotherapy Program through a newly formed company, of which Johnson & Johnson owns 50.1% and Elan owns 49.9%. In addition, the Company purchased approximately 107 million newly issued American Depositary Receipts (ADRs) of Elan, representing 18.4% of Elan’s outstanding ordinary shares. As part of this transaction, Johnson & Johnson paid $0.9 billion to Elan and committed to fund up to $0.2 billion of Elan’s share of research and development spending by the newly formed company. Of this total consideration of $1.1 billion, $0.8 billion represents the fair value of the 18.4% investment in Elan based on Elan’s share price in an actively traded market as of the date of this transaction. The remaining $0.3 billion represents the consideration for Johnson & Johnson’s 50.1% interest in the newly formed company. This transaction resulted in acquired in-process research and development (IPR&D) for $0.7 billion and a noncontrolling interest of $0.6 billion, which Johnson & Johnson has recorded in other non-current liabilities.
During the fiscal third quarter of 2009, the Company acquired Cougar Biotechnology, Inc., a development stage biopharmaceutical company with specific focus on oncology, for a net purchase price of $1.0 billion. The purchase price for the acquisition was allocated primarily to purchased IPR&D for $1.0 billion, goodwill for $0.3 billion and deferred tax liability for $0.3 billion.
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

During the fiscal second quarter of 2008, the Company acquired Amic AB for a purchase price of $44 million in cash and debt. Amic AB is a Swedish developer of in vitro diagnostic technologies for use in point-of-care and near-patient settings (outside the physical facilities of the clinical laboratory). An in-process research & development (IPR&D) charge of $40 million before and after tax was recorded related to the acquisition of Amic AB.
NOTE 10 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2009 and 2008 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Dollars in Millions)	2009	2008	2009	2008
Service cost	$114	126	33	35
Interest cost	188	177	43	43
Expected return on plan assets	(240)	(220)	—	(1)
Amortization of prior service cost	4	2	(2)	(1)
Recognized actuarial losses	35	16	13	15
Curtailments and settlements	(11)	—	—	—

Net periodic benefit cost	$90	101	87	91
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2009 and 2008 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(Dollars in Millions)	2009	2008	2009	2008
Service cost	$348	381	103	106
Interest cost	555	534	128	126
Expected return on plan assets	(695)	(666)	(1)	(2)
Amortization of prior service cost	9	8	(4)	(4)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	117	47	41	48
Curtailments and settlements	(11)	4	—	—

Net periodic benefit cost	$324	309	267	274

Company Contributions
For the fiscal nine months ended September 27, 2009, the Company contributed $828 million and $19 million to its U.S. and international retirement plans, respectively. In 2006, Congress passed the Pension Protection Act of 2006. The Act amended the Employee Retirement Income Security Act (ERISA) for plan years beginning after 2007 and established new minimum funding standards for U.S. employer defined benefit plans. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 11 — RESTRUCTURING
In the third quarter of 2007, the Company announced restructuring initiatives in an effort to improve its overall cost structure. This action was taken to offset the anticipated negative impacts associated with generic competition in the Pharmaceutical segment and challenges in the drug-eluting stent market. The Company’s Pharmaceuticals segment has reduced its cost base by consolidating certain operations, while continuing to invest in recently launched products and its late-stage pipeline of new products. The Cordis franchise has moved to a more integrated business model to address the market changes underway with drug-eluting stents and to better serve the broad spectrum of its patients’ cardiovascular needs, while reducing its cost base. This program allowed the Company to accelerate steps to standardize and streamline certain aspects of its enterprise-wide functions such as human resources, finance and information technology to support growth across the business, while also leveraging its scale more effectively in areas such as procurement to benefit its operating companies. Additionally, as part of this initiative, the Company eliminated approximately 4,200 positions.
The Company recorded $745 million in pre-tax charges during the fiscal third quarter of 2007, of which, approximately, $500 million of the pre-tax restructuring charges required cash payments. The $745 million of restructuring charges included severance costs of $450 million, asset write-offs of $272 million and $23 million related to leasehold obligations. The $272 million of asset write-offs related to property, plant and equipment of $166 million, intangible assets of $48 million and other assets of $58 million.
The following table summarizes the severance reserve and the associated spending under this initiative through the third quarter of 2009:

(Dollars in Millions)	Severance
Reserve balance as of:
December 28, 2008	$178
Cash outlays	(108)
September 27, 2009*	$70

*	Substantially all cash outlays related to the remaining reserve balance for severance is expected to be paid out in the fourth quarter of 2009 in accordance with the Company’s plans and local laws.
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
Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits, including ORTHO EVRA®, RISPERDAL®, DURAGESIC®, LEVAQUIN®, the CYPHER® Stent and the CHARITÉ™ Artificial Disc. There are approximately 467 claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, 425 with respect to RISPERDAL®, 280 with respect to CHARITÉ™, 276 with respect to LEVAQUIN®, 110 with respect to DURAGESIC® and 63 with respect to CYPHER®. These claimants seek substantial compensatory and, where available, punitive damages.
With respect to RISPERDAL®, the Attorneys General of eight states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 40 other states have indicated a potential interest in pursuing similar litigation against the Company’s subsidiary, Janssen Pharmaceutica Inc. (Janssen) (now Ortho-McNeil-Janssen Pharmaceuticals Inc. (OMJPI)), and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions. In the case brought by the Attorney General of West Virginia, based on claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, Janssen (now OMJPI) was found liable and damages were assessed at $4.5 million. OMJPI has filed an appeal.

Numerous claims and lawsuits in the United States relating to the drug PROPULSID®, withdrawn from general sale by the Company’s Janssen (now OMJPI) subsidiary in 2000, have been resolved or are currently enrolled in settlement programs with an aggregate cap below $100 million. Similar litigation concerning PROPULSID® is pending in Canada, where a national class action of persons alleging adverse reactions to the drug has been certified and a settlement program instituted with an aggregate cap below $10 million.
AFFIRMATIVE STENT PATENT LITIGATION
In patent infringement actions tried in Delaware Federal District Court in late 2000, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, obtained verdicts of infringement and patent validity, and damage awards against Boston Scientific Corporation (Boston Scientific) and Medtronic AVE, Inc. (Medtronic) based on a number of Cordis vascular stent patents. In December 2000, the jury in the damage action against Boston Scientific returned a verdict of $324 million and the jury in the Medtronic action returned a verdict of $271 million. The Court of Appeals for the Federal Circuit has upheld liability in these cases, and on September 30, 2008, the district court entered judgments, including interest, in the amounts of $702 million and $521 million against Boston Scientific and Medtronic, respectively. Medtronic paid $472 million in October 2008, representing the judgment, net of amounts exchanged in settlement of a number of other litigations between the companies. The net settlement of $472 million was recorded as a credit to other (income) expense, net in the 2008 consolidated statement of earnings. On September 29, 2009, Cordis settled this case with Boston Scientific together with the Kasenthofer/Fontirroche and Ding cases described below, for a net payment of $716 million which will be recorded in the fiscal fourth quarter of 2009. As part of that settlement Boston Scientific received a paid up license to the Fontirroche family of patents worldwide and Cordis received a paid license to the Kastenhofer and Ding families of patents worldwide. In addition, in May 2009, Medtronic paid $270 million to settle additional patent infringement claims asserted by Cordis based on its vascular stent patents, which was recorded as a credit to other (income) expense, net in the fiscal second quarter of 2009.
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
Cordis has pending several lawsuits in New Jersey and Delaware Federal District Court against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific and Medtronic alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis.
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
In Germany, Boston Scientific has several actions based on its Ding patents pending against the Cordis CYPHER® Stent. Cordis was successful in these actions at the trial level, but Boston Scientific has appealed. Boston Scientific has brought actions in Belgium, the Netherlands, Germany, France and Italy under its Kastenhofer patent, which purports to cover two-layer catheters such as those used to deliver the CYPHER® Stent, to enjoin the manufacture and sale of allegedly infringing catheters in those countries, and to recover damages. A decision by the lower court in the Netherlands in Boston Scientific’s favor was reversed on appeal in April 2007. Boston Scientific has filed an appeal to the Dutch Supreme Court. In October 2007, Boston Scientific prevailed in the nullity action challenging the validity of the Kastenhofer patent filed by Cordis in Germany. Cordis has appealed. No substantive hearings have been scheduled in the French or Italian actions. These cases have been settled as part of the September 29, 2009 settlement described above.
Trial in Boston Scientific’s U.S. case based on the Kastenhofer patent in Federal District Court in California concluded in October 2007 with a jury finding that the patent was invalid. The jury also found for Cordis on its counterclaim that sale by Boston Scientific of its balloon catheters and stent delivery systems infringe Cordis’ Fontirroche patent. The Court has denied Boston Scientific’s post trial motions. On April 9, 2009, the Court ruled that Boston Scientific will be required to pay Cordis a royalty of 5.1% of all infringing sales of catheters and stent delivery systems from October 2007 as long as they practice the patented invention. The Court entered judgment against Boston Scientific in the amount of $26 million. Boston Scientific has filed an appeal. This case was settled as part of the September 29, 2009 settlement described above.
In May 2008, Centocor, Inc. (Centocor) (now Centocor Ortho Biotech Inc. (COBI)) filed a lawsuit against Genentech, Inc. (Genentech) in U.S. District Court for the Central District of California seeking to invalidate the Cabilly II patent. Prior to filing suit, Centocor had a sublicense under this patent from Celltech (who was licensed by Genentech) for REMICADE® and had been paying royalties to Celltech. Centocor has terminated that sublicense and stopped paying royalties. Genentech has filed a counterclaim alleging that REMICADE® infringes its Cabilly II patents and that the manufacture of REMICADE®, ustekinumab, golimumab and ReoPro infringe one of its patents relating to the purification of antibodies made through recombinant DNA techniques. The court has scheduled a hearing for Summary Judgment Motions in August 2010.
In April 2009, a bench trial was held before the Federal District Court for the Middle District of Florida on the liability phase of Ciba’s patent infringement lawsuit alleging that Johnson & Johnson Vision Care, Inc.’s ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. In August 2009, the District Court found two of these patents valid and infringed. On October 12, 2009, Ciba asked the Court to schedule another trial to determine damages and Ciba’s request for a permanent injunction.
In May 2009, Abbott Biotechnology Ltd. filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that Centocor’s SIMPONI® product, a human anti TNF alpha antibody, which was recently approved by the FDA, infringes Abbott’s ‘394 patent (the Salfeld patent). The case has been stayed pending the resolution of an arbitration filed by Centocor directed to its claim that it is licensed under the ’394 patent.
In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against COBI in the United States District Court for the District of Massachusetts. The suit alleges that COBI’s STELARA® product infringes two U.S. Patents assigned to Abbott GmbH. In August 2009, COBI filed a complaint for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents in the United States District Court for the District of Columbia. On the same date, also in the United States District Court for the District of Columbia, COBI filed a Complaint for Review of a Patent Interference Decision granting priority of invention on one of the two asserted patents to Abbott GmbH. In August 2009, Abbott GmbH and Abbott Laboratories Limited brought a patent infringement suit in Canada alleging that STELARA® infringes Abbott GmbH’s Canadian patent.
In August 2009, Bayer Healthcare LLC filed suit against COBI in Massachusetts District Court alleging infringement by COBI’s SIMPONI® product of its patent relating to human anti-TNF antibodies. To date, Bayer has not served the complaint on COBI.
In June 2009, Centocor’s (now COBI) lawsuit alleging that Abbott’s HUMIRA anti TNF alpha product infringes Centocor’s ‘775 patent went to trial in Federal District Court in the Eastern District of Texas. On June 28, 2009 a jury returned a verdict finding the patent valid and willfully infringed, and awarded Centocor damages of approximately $1.7 billion. All of Abbott’s post trial motions have been denied except that the district court granted Abbott’s motion to overturn the jury finding of willfulness. A bench trial on Abbott’s defenses, of inequitable conduct and prosecution laches, was held on August 4, 2009, and the parties are awaiting decision as to these issues.
The following chart summarizes various patent lawsuits concerning products of Johnson & Johnson subsidiaries that have yet to proceed to trial:

			Plaintiff/		Trial	Date
J&J Product	Company	Patents	Patent Holder	Court	Date	Filed
CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	04/11	11/07
CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	06/11	10/07
Blood Glucose Meters and Strips	Lifescan	Wilsey	Roche Diagnostics	D. DE	*	11/07
REMICADE®, ustekinumab, golimumab, ReoPro	Centocor/ COBI	Cabilly II	Genentech	C.D. CA	*	05/08
SIMPONI®	Centocor/ COBI	Salfeld	Abbott Laboratories	MA	*	05/09
SIMPONI®	Centocor/ COBI	Boyle	Bayer Healthcare	MA	*	08/09
STELARA®	Centocor/ COBI	Salfeld	Abbott GmbH	MA/DC	*	08/09

*	Trial date to be scheduled.
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
As noted in the following chart, 30-month stays expired during 2006, 2007 and 2008, and will expire in 2009, 2010 and 2011 with respect to ANDA challenges regarding various products:

Brand Name	Patent/NDA	Generic		Trial	Date	30-Month
Product	Holder	Challenger	Court	Date	Filed	Stay Expiration
CONCERTA® 18, 27, 36 and 54 mg controlled release tablet	McNeil-PPC ALZA	Andrx	D. DE	12/07	09/05	None
LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09
ORTHO TRI-CYCLEN® LO 0.18 mg/0.025 mg, 0.215 mg/	Ortho-McNeil	Watson	D. NJ	*	10/08	03/11
0.025 mg and 0.25 mg/ 0.025 mg		Sandoz	D. NJ	*	06/09	10/11
ULTRAM® ER 100, 200, 300 mg tablet	Ortho-	Par	D. DE	01/09	05/07	09/09
	McNeil/Biovail				06/07	11/09
					10/07	03/10
ULTRAM® ER 100, 200, 300 mg tablet	Ortho-	Impax	D. DE	06/10	08/08	01/11
	McNeil/Biovail				11/08	03/11

*	Trial date to be scheduled.
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
In October 2008, the Company’s subsidiary OMJPI filed suit in Federal District Court in New Jersey against Watson Laboratories, Inc. (Watson) in response to Watson’s ANDA regarding ORTHO TRI-CYCLEN® LO.

In June 2009, the Company’s subsidiary OMJPI filed suit in Federal District Court in New Jersey against Sandoz Laboratories, Inc. (Sandoz) in response to Sandoz’s ANDA regarding ORTHO TRI-CYCLEN® LO.
In the action against Barr and AlphaPharm with respect to their ANDA challenges to the RAZADYNE® patent that Janssen (now OMJPI) licenses from Synaptech, Inc. (Synaptech), a four-day non-jury trial was held in the Federal District Court in Delaware in May 2007. On August 27, 2008, the court held that the patent was invalid because it was not enabled. Janssen (OMJPI) and Synaptech have appealed the decision. Since the court’s decision, multiple generic companies have received final approvals for their products and have launched “at risk” pending appeal. Additional generic approvals and launches could occur at any time. On September 25, 2009, the Court of Appeals affirmed the judgment that the patent is invalid.
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
In the RAZADYNE® ER cases, a lawsuit was filed against Barr on the RAZADYNE® use patent that Janssen (now OMJPI) licenses from Synaptech in June 2006. In September 2008, the above-discussed Delaware decision invalidating the RAZADYNE® use patent resulted in entry of judgment for Barr on that patent, but the case will be reopened if Janssen (now OMJPI) and Synaptech win on appeal. Barr has received FDA approval of its product and has launched “at risk.” On September 25, 2009, the Federal Circuit affirmed the Delaware decision invalidating the Razadyne® use patent. As a result, this case will not be reopened.
In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the United States Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term. Summary judgment against Lupin was granted in May 2009 and Lupin appealed. Oral argument was held on September 8, 2009.
In the ULTRAM® ER actions, Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals

Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail)(the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place on April 16-22, 2009. On August 14, 2009, the Court issued a decision finding the patents-in-suit invalid. Purdue has appealed that decision. The trial against Impax is scheduled for June 2010. In September and October 2009, respectively, Purdue filed suits against Paddock Laboratories, Inc. (Paddock) and Cipher Pharmaceuticals Inc. (Cipher) on its tramadol ER formulation patents.
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
The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. Plaintiffs appealed the Class 1 judgment and, in September 2009, the Court of Appeals vacated the judgment and remanded for further proceedings in the District Court. AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Cases including Johnson & Johnson subsidiaries have been set for trial in 2010 and thereafter.

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
In September 2004, Ortho Biotech Inc. (Ortho Biotech)(now COBI), received a subpoena from the U.S. Office of Inspector General’s Denver, Colorado field office seeking documents directed to the sales and marketing of PROCRIT® (Epoetin alfa) from 1997 to the present, as well as to dealings with U.S. Oncology Inc., a healthcare services network for oncologists. Ortho Biotech (now COBI) has responded to the subpoena.
In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, plaintiffs filed a motion for certification of a modified class, which the Company will oppose. Plaintiffs are engaged in further discovery of individual plaintiffs’ claims.

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
In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a civil investigative demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy. DePuy is responding to Massachusetts’ additional requests.
In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios is responding to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco. Additional requests for documents have been received and responded to and former Scios employees have testified before a grand jury in San Francisco. The qui tam complaints were unsealed on February 19, 2009. The U.S. government has intervened in one of the qui tam actions, and filed a complaint against Scios and the Company in June 2009. Scios and Johnson & Johnson have filed a motion to dismiss the qui tam complaint filed by the government, and that motion is pending.
In September 2005, the Company received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., a manager of pharmaceutical benefits for long-term care facilities. The Johnson & Johnson subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation. In April 2009, the Company was served with the complaints in two civil qui tam cases relating to marketing of prescription drugs to Omnicare, Inc. The complaints assert claims under the federal False Claims Act and related state statutes in connection with the marketing of several drugs to Omnicare. The government has not yet announced whether it will intervene in these cases.

In November 2005, Amgen Inc. (Amgen) filed suit against Hoffmann-LaRoche, Inc. (Roche) in the U.S. District Court for the District of Massachusetts seeking a declaration that the Roche product CERA, which Roche has indicated it would seek to introduce into the United States, infringes a number of Amgen patents concerning EPO. Amgen licenses EPO for sale in the United States to Ortho Biotech (now COBI) for non-dialysis indications. Trial in this action concluded in October 2007 with a verdict in Amgen’s favor, finding the patents valid and infringed. The judge issued a preliminary injunction blocking the CERA launch, and subsequently made the injunction permanent. The Federal Circuit upheld the entry of a permanent injunction.
In February 2006, the Company received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil for Food Program. The subsidiaries are cooperating with the SEC and U.S. Department of Justice (DOJ) in producing responsive documents.
In February 2007, the Company voluntarily disclosed to the DOJ and the SEC that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets have been brought to the attention of the agencies by the Company. The Company has provided and will continue to provide additional information to the DOJ and SEC, and will cooperate with the agencies’ reviews of these matters. Law enforcement agencies of a number of other countries are also pursuing investigations of matters voluntarily disclosed by the Company to the DOJ and SEC. Discussions are underway in an effort to resolve these matters, and the Iraq Oil for Food matter referenced above, but whether agreement can be reached and on what terms is uncertain.
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
In June 2008, the Company received a subpoena from the United States Attorneys Office for the District of Massachusetts relating to the marketing of biliary stents by the Company’s Cordis subsidiary. Cordis is cooperating in responding to the subpoena.
In September 2008, Multilan AG (Multilan), an indirect subsidiary of Schering-Plough Corporation, commenced arbitration against Janssen Pharmaceutica NV for an alleged wrongful termination of an agreement relating to payments in connection with termination of certain marketing rights. Multilan seeks declaratory relief, specific performance and damages. Multilan alleges that damages exceed €700 million. A hearing on the matter is scheduled for January 2010.
In February 2009, Basilea Pharmaceutica AG (Basilea) brought an arbitration against the Company and various affiliates alleging that the Company breached the 2005 License Agreement for ceftobiprole by, among other things, failing to secure FDA approval of the cSSSI (skin) indication and allegedly failing to properly develop the pneumonia indication. Basilea is seeking to recover damages and a declaration that the Company materially breached the agreement.
In April 2009, the Company received a HIPPA subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Boston) seeking information regarding the Company’s financial relationship with several psychiatrists.
In April 2009, Ortho-Clinical Diagnostics, Inc. (OCD) received a grand jury subpoena from the U.S. Department of Justice, Antitrust Division, requesting documents and information for the period beginning September 1, 2000 through the present, pertaining to an investigation of alleged violations of the antitrust laws in the blood reagents industry. The company is in the process of complying with the subpoena. In the weeks following the public announcement that OCD had received a subpoena from the Antitrust Division, multiple class action complaints were filed. The various cases were consolidated for pre-trial purposes in the Eastern District of Pennsylvania.
In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding financial interest of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc.
In May 2009, COBI commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-Plough (Ireland) Company (collectively, Schering-Plough). COBI and Schering-Plough are parties to a series of agreements (the Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI™ worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong) (the “Territory”). COBI distributes REMICADE® and SIMPONI®, the next generation treatment, within the United States. In the arbitration, COBI seeks a declaration that the agreement and plan of merger between Merck & Co., Inc. (Merck) and Schering-Plough constitutes a change of control under the terms of the Distribution Agreements that permits COBI to terminate the Agreements. The termination of the Distribution Agreements would return to COBI the right to distribute REMICADE® and SIMPONI™ within the Territory. Schering-Plough has filed a response to COBI’s arbitration demand that denies both that it has undergone a change of control and that it will undergo a change of control upon the completion of the merger with Merck. The arbitrators have been selected and the matter will be proceeding to arbitration.
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
NOTE 13-SUBSEQUENT EVENTS
On November 3, 2009 the Company announced global restructuring initiatives that are expected to generate pre-tax, annual cost savings of $1.4-$1.7 billion when fully implemented in 2011, with $0.8-$0.9 billion expected to be achieved in 2010. The associated savings will provide additional resources to invest in new growth platforms; ensure the successful launch of its many new products and continued growth of its core businesses; and provide flexibility to adjust to the changed and evolving global environment. The Company expects to take associated pre-tax, restructuring charges in the range of $1.1-$1.3 billion in the fourth quarter of 2009.
On October 1, 2009 the Company received $716 million from Boston Scientific to settle several stent patent litigations. See note 12 for additional details.
On September 28, 2009 the Company, through its affiliate, has entered into a strategic collaboration with Crucell N.V. which will focus on the discovery, development and commercialization of monoclonal antibodies and vaccines for the treatment and prevention of influenza and other infectious and non-infectious diseases. In addition, Johnson & Johnson, through its affiliate, purchased approximately 18% of Crucell’s outstanding ordinary shares for an aggregate purchase price of $448 million.
The Company has performed an evaluation of subsequent events through November 4, 2009, the date the Company issued these financial statements.

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales
For the fiscal nine months of 2009, worldwide sales were $45.3 billion, a decrease of 6.6% including an operational decrease of 1.8% as compared to 2008 fiscal nine months sales of $48.6 billion. Currency had a negative impact of 4.8% on total reported fiscal nine months 2009 sales.
Sales by U.S. companies were $23.0 billion in the fiscal nine months of 2009, which represented a decrease of 6.6% as compared to the same period last year. Sales by international companies were $22.3 billion, which represented a total decrease of 6.7% including an operational increase of 3.1%, and a negative impact from currency of 9.8% as compared to the fiscal nine months sales of 2008.
Sales by companies in Europe experienced a sales decline of 10.9%, including operational growth of 1.2% and a negative impact from currency of 12.1%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 9.3% including operational growth of 5.8% and a negative impact from currency of 15.1%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 2.6%, including operational growth of 5.1% and a negative impact from currency of 2.5%.
For the fiscal third quarter of 2009, worldwide sales were $15.1 billion, a decrease of 5.3% including an operational decrease of

2.8% as compared to 2008 fiscal third quarter sales of $15.9 billion. Currency negatively impacted sales by 2.5% for the fiscal third quarter of 2009.

Sales by U.S. companies were $7.3 billion in the fiscal third quarter of 2009, which represented a decrease of 8.1% as compared to the same period last year. Sales by international companies were $7.8 billion, which represented a total decrease of 2.5% including an operational increase of 2.4%, and a negative impact from currency of 4.9% as compared to the fiscal third quarter sales of 2008.
Sales by companies in Europe experienced a sales decline of 4.8%, including operational growth of 2.1% and a negative impact from currency of 6.9%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 8.4% including operational growth of 1.5% and a negative impact from currency of 9.9%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 5.0%, including operational growth of 3.5% and an increase of 1.5% related to the positive impact of currency.
Analysis of Sales by Business Segments
Consumer
Consumer segment sales in the fiscal nine months of 2009 were $11.5 billion, a decrease of 5.3% as compared to the same period a year ago, including operational growth of 1.0% and a negative currency impact of 6.3%. U.S. Consumer segment sales declined by 3.0% while international sales experienced an overall sales decline of 7.1%, including operational growth of 4.1% and a negative currency impact of 11.2%.
Major Consumer Franchise Sales – Fiscal Nine Months

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
OTC Pharm & Nutr	$4,056	$4,438	(8.6)%	(2.8)%	(5.8)%
Skin Care	2,517	2,537	(0.8)	5.0	(5.8)
Baby Care	1,541	1,691	(8.9)	(1.4)	(7.5)
Women’s Health	1,406	1,475	(4.7)	3.1	(7.8)
Oral Care	1,161	1,228	(5.5)	1.1	(6.6)
Wound Care/Other	873	830	5.2	10.5	(5.3)
Total	$11,554	$12,199	(5.3)%	1.0%	(6.3)%
Consumer segment sales in the fiscal third quarter of 2009 were $4.0 billion, a decrease of 2.7% over the same period a year ago, including operational growth of 1.1% and a negative currency impact of 3.8%. U.S. Consumer segment sales declined by 4.4% while international sales experienced an overall sales decline of 1.4%, including operational growth of 5.2%, and a negative currency impact of 6.6%.

Major Consumer Franchise Sales — Fiscal Third Quarters

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
OTC Pharm & Nutr	$1,398	$1,439	(2.8)%	0.5%	(3.3)%
Skin Care	842	858	(1.9)	1.3	(3.2)
Baby Care	544	586	(7.2)	(2.6)	(4.6)
Women’s Health	502	510	(1.6)	3.6	(5.2)
Oral Care	410	434	(5.5)	(1.4)	(4.1)
Wound Care/Other	293	272	7.7	10.5	(2.8)
Total	$3,989	$4,099	(2.7)%	1.1%	(3.8)%
The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 0.5% as compared to prior year fiscal third quarter. Increased sales in anticipation of the flu season have been partially offset by lower seasonal trade inventory builds in allergy. Increased competitive pressures including private label have negatively impacted sales. The U.S. Food and Drug Administration (FDA) is currently considering certain recommendations made by its advisory committee for reducing the potential for overdose with acetaminophen, the active ingredient in TYLENOL®. The Company has provided the FDA with its own recommendations and will continue to be actively engaged with the FDA on this topic.
The Skin Care franchise achieved operational growth of 1.3%. Sales grew in the AVEENO®, Dabao and Vendome product lines.
The Baby Care franchise experienced an operational decline of 2.6% over prior year fiscal third quarter. This was primarily due to lower sales for Babycenter.com as a result of exiting the online retail business. This was partially offset by growth in the haircare and baby oil product lines outside the U.S.
The Women’s Health Franchise operational growth of 3.6% was primarily due to sales associated with the buyout of a joint venture partner in France in the fiscal first quarter of 2009. Prior to the buyout of the joint venture partner, sales by the joint venture were not recorded as part of the Company’s sales to customers.
The Oral Care franchise experienced an operational decline of 1.4% due to softness in the category in the U.S. partially offset by growth of LISTERINE® mouthwash outside the U.S.
The Wound Care/Other franchise operational growth of 10.5% was primarily due to the recent acquisitions in the Wellness and Prevention platform and sales associated with the buyout of a joint venture partner in France in the fiscal first quarter of 2009. Prior to the buyout of the joint venture partner, sales by the joint venture were not recorded as part of the Company’s sales to customers.
Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2009 were $16.5 billion, a total decrease of 12.5% as compared to the same period a year ago with an operational decline of 8.5% and a decrease of 4.0% related to the negative impact of currency. U.S. Pharmaceutical sales declined by 14.9% as compared to the same period a year ago. International Pharmaceutical sales experienced a sales decline of 8.8%, representing an operational increase of

1.4%, and a decrease of 10.2% related to the negative impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Nine Months

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
REMICADE®	$3,166	$2,862	10.6%	10.6%	—%
PROCRIT®/EPREX®	1,669	1,900	(12.2)	(7.6)	(4.6)
LEVAQUIN®/FLOXIN®	1,098	1,180	(6.9)	(6.0)	(0.9)
RISPERDAL® CONSTA®	1,026	990	3.6	13.0	(9.4)
TOPAMAX®	959	2,051	(53.2)	(50.9)	(2.3)
CONCERTA®	945	967	(2.3)	1.3	(3.6)
ACIPHEX®/PARIET®	784	884	(11.3)	(5.3)	(6.0)
RISPERDAL®/Risperidone	706	1,841	(61.7)	(60.4)	(1.3)
DURAGESIC®/Fentanyl Transdermal	655	764	(14.3)	(8.0)	(6.3)
Other	5,519	5,443	1.4	8.1	(6.7)
Total	$16,527	$18,882	(12.5)%	(8.5)%	(4.0)%
Pharmaceutical segment sales in the fiscal third quarter of 2009 were $5.3 billion, a total decrease of 14.1% over the same period a year ago with an operational decline of 11.9% and a decrease of 2.2% related to the negative impact of currency. U.S. Pharmaceutical sales decreased by 19.2% over the same period a year ago. International Pharmaceutical sales experienced a sales decline of 7.1%, representing an operational decline of 1.9%, and a decrease of 5.2% related to the negative impact of currency.
Major Pharmaceutical Product Revenues – Fiscal Third Quarters

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
REMICADE®	$1,036	$978	5.9%	5.9%	—%
PROCRIT®/EPREX®	542	619	(12.4)	(10.0)	(2.4)
RISPERDAL® CONSTA®	353	338	4.4	9.9	(5.5)
LEVAQUIN®/FLOXIN®	311	333	(6.6)	(5.7)	(0.9)
CONCERTA®	284	398	(28.6)	(27.2)	(1.4)
ACIPHEX®/PARIET®	261	282	(7.4)	(4.4)	(3.0)
DURAGESIC®/Fentanyl Transdermal	206	259	(20.5)	(18.3)	(2.2)
RISPERDAL®/Risperidone	192	320	(40.0)	(40.4)	0.4
TOPAMAX®	175	728	(76.0)	(74.7)	(1.3)
Other	1,889	1,858	1.7	5.5	(3.8)
Total	$5,249	$6,113	(14.1)%	(11.9)%	(2.2)%
REMICADE® (infliximab), a biologic approved for the treatment of Crohn’s disease, ankylosing spondylitis, psoriasis, psoriatic arthritis, ulcerative colitis and use in the treatment of rheumatoid arthritis, achieved operational growth of 5.9% over prior year fiscal third quarter. Sales in the U.S. market grew 5.7% versus the prior year primarily driven by market growth. U.S. export sales grew 5.1% versus the prior year fiscal third quarter primarily driven by increased demand outside the U.S. and inventory adjustments based on customer production planning needs.

U.S. export sales operational growth for the fiscal nine months of 2009 versus the same period a year ago was 14.3%, which the Company believes is more reflective of actual consumption in the three fiscal quarters of 2009. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
PROCRIT® (Epoetin alfa) /EPREX® (Epoetin alfa), experienced an operational sales decline of 10.0%, as compared to prior year fiscal third quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs) in the U.S. Outside the U.S., increased competition has contributed to the lower sales results for EPREX®.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable for the treatment of schizophrenia, achieved operational growth of 9.9% over the fiscal third quarter of 2008. The growth was primarily due to increased share and the launch of RISPERDAL® CONSTA® in Japan earlier in the year.
LEVAQUIN®(levofloxacin)/FLOXIN®(ofloxacin), experienced an operational decline of 5.7% over the fiscal third quarter of 2008 primarily due to increased competition from generic products.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, experienced an operational sales decline of 27.2% over the fiscal third quarter of 2008 primarily due to a reserve reversal of $135 million in the third quarter of 2008 related to sales outside the U.S. Growth in the U.S. was due to market growth. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.
ACIPHEX®/PARIET®, experienced an operational decline of 4.4% over the fiscal third quarter of 2008 primarily due to generic competition.
DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system), experienced an operational decline of 18.3% due to continued generic competition.
RISPERDAL®(risperidone), a medication that treats the symptoms of schizophrenia, bipolar mania and irritability associated with autistic behavior in indicated patients, experienced an operational decline of 40.4% in the fiscal third quarter of 2009 versus the same period in the prior year. Market exclusivity for RISPERDAL® oral in the U.S. expired on June 29, 2008. Loss of market exclusivity for the RISPERDAL® oral patent has resulted in a significant reduction in sales in the U.S. In 2008, full year U.S. sales of RISPERDAL® oral were $1.3 billion. U.S. sales of RISPERDAL® oral were $1.1 billion and $0.2 billion in the first half and the second half of the 2008 fiscal year, respectively, and $0.2 billion in the fiscal nine months of the 2009 fiscal year.
TOPAMAX® (topiramate), which has been approved for adjunctive and monotherapy use in epilepsy, as well as for the prophylactic treatment of migraines, experienced an operational decline of 74.7% as compared to prior year fiscal third quarter. Marketing exclusivity for TOPAMAX® (topiramate) in the U.S. expired in March 2009 and multiple generics have entered the market. Loss of market exclusivity for the TOPAMAX® patent has resulted in a significant reduction in sales in the U.S. In 2008, full year U.S. sales of TOPAMAX® were $2.3 billion. U.S. sales of TOPAMAX® were $0.5 billion and $0.6 billion in the fiscal first quarter and the fiscal nine months of 2009 respectively.
In the fiscal third quarter of 2009, Other Pharmaceutical sales achieved operational growth of 5.5% versus the prior year. Contributors to the increase were sales of VELCADE® (bortezomib), a treatment for multiple myeloma, PREZISTA® (darunavir), for the treatment of HIV/AIDS patients and INVEGA® (paliperidone), a once-daily atypical antipsychotic. The growth was partially offset by the impact of a generic version of ORTHO TRI-CYCLEN® LO shipped by a competitor. Subsequently, the generic manufacturer recognized the validity of the patent, paid damages for its infringing sales and ceased further shipments of the product.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal nine months of 2009 were $17.3 billion, a decrease of 1.3% as compared to the same period a year ago, with 3.3% of this change due to operational increases and a decrease of 4.6% related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 3.0% and the decline in international Medical Devices and Diagnostics sales was 4.8%, which included operational increases of 3.7% and a decrease of 8.5% related to the negative impact of currency.
Major Medical Devices and Diagnostics Franchise Sales* — Fiscal Nine Months

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
DEPUY®	$3,899	$3,846	1.4%	6.7%	(5.3)%
ETHICON ENDO-SURGERY®	3,236	3,169	2.1	7.7	(5.6)
ETHICON®	3,013	2,922	3.1	9.3	(6.2)
CORDIS®	1,982	2,304	(14.0)	(10.9)	(3.1)
Vision Care	1,888	1,898	(0.5)	0.9	(1.4)
Diabetes Care	1,785	1,956	(8.7)	(4.1)	(4.6)
ORTHO-CLINICAL DIAGNOSTICS®	1,462	1,389	5.3	9.3	(4.0)
Total	$17,265	$17,484	(1.3)%	3.3%	(4.6)%

*	Prior year amounts have been reclassified to conform to current presentation.
Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2009 were $5.8 billion, an increase of 2.3% as compared to the same period a year ago, with 4.1% of this change due to operational increases and a decrease of 1.8% related to the negative impact of currency. The U.S. Medical Devices and Diagnostics sales growth was 4.5% and the increase in international Medical Devices and Diagnostics sales was 0.5%, which included operational increases of 3.8% and a decrease of 3.3% related to the negative impact of currency.
Major Medical Devices and Diagnostics Franchise Sales* — Fiscal Third Quarters

	Sept. 27,	Sept. 28,	Total	Operations	Currency
(Dollars in Millions)	2009	2008	Change	Change	Change
DEPUY®	$1,284	$1,231	4.3%	6.7%	(2.4)%
ETHICON ENDO-SURGERY®	1,106	1,042	6.1	8.4	(2.3)
ETHICON®	1,019	957	6.5	9.4	(2.9)
Vision Care	659	652	1.1	0.2	0.9
CORDIS®	640	690	(7.2)	(6.6)	(0.6)
Diabetes Care	634	667	(4.9)	(2.7)	(2.2)
ORTHO-CLINICAL DIAGNOSTICS®	501	470	6.6	8.2	(1.6)
Total	$5,843	$5,709	2.3%	4.1%	(1.8)%

*	Prior year amounts have been reclassified to conform to current presentation.
The DePuy franchise achieved operational growth of 6.7% over the same period a year ago. This was primarily due to growth in the spine, hip and knee product lines. Additionally, new product launches in the Mitek sports medicine product line contributed to the growth.
The Ethicon Endo-Surgery franchise achieved operational growth of 8.4% over prior year fiscal third quarter. This was attributable to growth in the Endo-Mechanical, HARMONIC™, ENSEAL® and Advanced Sterilization product lines.
The Ethicon franchise achieved operational growth of 9.4% over prior year fiscal third quarter. This was attributable to growth in the biosurgical and mesh product lines in addition to sales of newly acquired products from the acquisitions of Omrix Biopharmaceuticals, Inc. and Mentor Corporation. The growth was partially offset by the divestiture of the Professional Wound Care business of Ethicon, Inc. in the fiscal fourth quarter of 2008.
The Vision Care franchise achieved operational sales growth of 0.2%. ACUVUE® OASYS™, ACUVUE® OASYS™ for Astigmatism and 1-DAY ACUVUE® TruEyeTM outside the U.S. were the major contributors to this growth offset by slowing category growth due to declines in consumer spending.
The Cordis franchise experienced an operational sales decline of 6.6% as compared to the fiscal third quarter of 2008. This decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased global competition. This decline was partially offset by growth in balloons and the Biosense Webster business.
The Diabetes Care franchise experienced an operational sales decline of 2.7% as compared to the fiscal third quarter of 2008. This decline reflects the overall decrease in consumer spending. These results were partially offset by growth of the Animas business, an insulin delivery business.
The Ortho-Clinical Diagnostics franchise achieved operational growth of 8.2% over the fiscal third quarter of 2008. This growth was primarily attributable to the recent launch of the VITROS 3600 and 5600 analyzers.
Cost of Products Sold and Selling, Marketing and Administrative Expenses

Consolidated costs of products sold for the fiscal nine months of 2009 decreased to 29.0% from 29.1% of sales as compared to the same period a year ago. The costs of products sold for the fiscal third quarter of 2009 decreased to 29.4% from 30.0% of sales in the same period a year ago. Decreases in the quarterly and nine month periods were due to cost containment initiatives across all the businesses partially offset by the negative impact of product mix. Additionally, the fiscal third quarter of 2008 included inventory write-offs in the Pharmaceutical business.
Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2009 decreased to 31.3% from 32.6% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2009 decreased to 31.6% from 32.6% of sales as compared to the same period a year ago. Decreases in the quarterly and nine month periods were due to cost containment efforts across all the businesses.
Research & Development
Research activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the fiscal nine months of 2009 were $4.8 billion, a decrease of 12.7% over the same period a year ago. Research and development spending in the fiscal third quarter of 2009 was $1.6 billion, a decrease of 13.1% over the fiscal third quarter of 2008. The decreases as a percent to sales in the quarterly and nine month periods were primarily due to changes in the mix of businesses and increased efficiencies in Pharmaceutical research and development activities.
In-Process Research & Development(IPR&D)
In the fiscal third quarter of 2008, the Company had no IPR&D charges. IPR&D charges of $40 million before and after tax were recorded during the fiscal nine months of 2008 related to the acquisition of Amic AB.
Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal nine months and the fiscal third quarter of 2009 was unfavorable as compared to the same periods a year ago. The Company received a settlement payment of $200 million from Amgen Inc. in the fiscal third quarter of 2008. The Company recorded a net settlement payment of $115 million from Medtronic AVE, Inc. during the fiscal third quarter of 2009 which was partially offset by other Corporate charges. A $270 million settlement payment from Medtronic AVE, Inc. during the fiscal second quarter of 2009 was offset by several smaller litigation matters as well as asset write-downs and other charges.
OPERATING PROFIT BY SEGMENT

Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal nine months of 2009 was 20.0% versus 17.8% for the same period a year ago. Operating profit for the Consumer segment as a percent to sales in the fiscal third quarter of 2009 was 20.4% versus 18.6% for the same period a year ago. The primary driver of the improved operating profit for both the fiscal nine months and the fiscal third quarter of 2009 was due to cost containment initiatives related to selling, marketing and administrative expenses.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal nine months of 2009 was 33.9% versus 34.5% for the same period a year ago. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal third quarter of 2009 was 31.2% versus 32.8% for the same period a year ago. For both periods in 2009, operating profit decreased, as compared to the same periods a year ago. The negative impact of product mix due to the loss of exclusivity of the TOPAMAX® patent and the RISPERADAL® oral patent was the primary driver of the decreased operating profit. Additionally, the fiscal third quarter of 2008 included a settlement of $200 million received from Amgen partially offset by inventory write-offs.

Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal nine months of 2009 was 34.1% versus 29.5% for the same period a year ago. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal third quarter of 2009 was 34.5% versus 29.0% for the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for both periods in 2009 was due to favorable product mix, manufacturing efficiencies and cost containment initiatives related to selling, marketing and administrative expenses. The fiscal third quarter of 2009 recorded a net settlement payment of $115 million from Medtronic AVE, Inc. Additionally, the Company received a $270 million settlement payment from Medtronic AVE, Inc., which was partially offset by asset write-downs and other charges in the fiscal second quarter of 2009.
Interest (Income) Expense
Interest income decreased in both the fiscal nine months and third quarter of 2009 as compared to the same periods a year ago, due to lower rates of interest earned. The ending balance of cash, cash equivalents and marketable securities, was $14.4 billion at the end of the fiscal third quarter of 2009. This is a decrease of $0.4 billion from the same period a year ago. The decrease was primarily due to acquisition activity.
Interest expense increased in both the fiscal nine months and fiscal third quarter of 2009 as compared to the same period a year ago. At the end of the fiscal third quarter of 2009 the Company’s debt position was $11.6 billion compared to $14.6 billion from the same period a year ago. The reduction in current debt in the third quarter was primarily due to a reduction in Commercial Paper issued.
Provision for Taxes on Income
The worldwide effective income tax rates for the fiscal nine months of 2009 and 2008 were 23.5% and 23.7%, respectively. The lower effective tax rate was primarily due to the U.S. Research tax credit which was not in effect in the fiscal nine months of 2008.
As of September 27, 2009 the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Cash and cash equivalents were $11.9 billion at the end of the fiscal third quarter of 2009 as compared with $10.8 billion at the fiscal year end of 2008. The primary sources of cash that contributed to the $1.1 billion increase were $11.3 billion generated from operating activities offset by $5.2 billion net cash used by investing activities and $5.2 billion used by financing activities.
Cash flow from operations of $11.3 billion was the result of $10.1 billion of net earnings and $3.1 billion of non cash charges related to depreciation and amortization, stock based compensation and deferred tax provision offset by $1.9 billion related to changes in assets and liabilities net of effects from acquisitions.
Investing activities use of $5.2 billion cash related to net investments in marketable securities of $1.2 billion, acquisitions of $2.3 billion and $1.5 billion for additions to property, plant and equipment.
The use of $5.2 billion in financing activities was primarily for dividends to shareholders of $4.0 billion and $1.2 billion for repurchase of common stock.
In the fiscal third quarter of 2009 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs.
Dividends
On July 20, 2009, the Board of Directors declared a regular cash dividend of $0.490 per share, payable on September 8, 2009 to shareholders of record as of August 25, 2009.
On October 22, 2009, the Board of Directors declared a regular cash dividend of $0.490 per share, payable on December 8, 2009 to shareholders of record as of November 24, 2009. The Company expects to continue the practice of paying regular quarterly cash dividends.
OTHER INFORMATION

New Accounting Standards
During the fiscal third quarter of 2009, the Company adopted The FASB Accounting Standards Codification (ASC or codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.
During the fiscal second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. See Note 13 for additional information.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on business combinations and noncontrolling interests in Consolidated Financial Statements. These statements aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of the standard. Operating profit attributable to noncontrolling interests are reported in Other (Income)Expense, net and the related tax impact to the provision for taxes. Additionally, equity attributable to noncontrolling interests is recorded in Other Non-Current liabilities. Noncontrolling interests as related to the Company’s financial statements are immaterial and therefore, not separately disclosed. The adoption of these standards did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to disclosures about derivative instruments and hedging activities, to enhance the disclosure regarding the Company’s derivative and hedging activities to improve the transparency of financial reporting. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position. See Note 2 for enhanced disclosures.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard on collaborative arrangements related to the development and commercialization of intellectual property. This standard addresses the income statement classification of payments made between parties in a collaborative arrangement. The impact of the adoption of this standard related to all collaboration agreements that existed as of September 27, 2009 and December 28, 2008 was immaterial to the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standard related to defensive intangible assets. This standard applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2008, in accordance with U.S. GAAP, the Company adopted the standard related to fair value measurements except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, which became effective during the first fiscal quarter of 2009. The effect of adoption on December 29, 2008 of this standard for non-financial assets and liabilities recorded at fair value on a nonrecurring basis did not have a material impact on the Company’s financial position and results of operations.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2009. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

			Total Number of	Remaining
			Shares Purchased	Maximum Number
		Average	as Part of	of Shares that
	Total Number	Price	Publicly	May Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Fiscal Month	Purchased (1)	Share	or Programs (3)	or Programs (2)
June 29, 2009 through July 26, 2009	—	—	—
July 27, 2009 through August 23, 2009	343,100	$60.07	—
August 24, 2009 through September 27, 2009	472,300	$60.06	—
Total	815,400		—	17,814,709

(1)	During the fiscal third quarter of 2009, the Company repurchased an aggregate of 815,400 shares of Johnson & Johnson Common Stock in open-market transactions. There were no purchases in the third quarter of 2009 pursuant to the repurchase program that was publicly announced on July 9, 2007. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	As of September 27, 2009, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on September 25, 2009 of $60.62 per share.

(3)	As of September 27, 2009, an aggregate of 140,377,700 shares were purchased for a total of $8.9 billion since the inception of the repurchase program announced on July 9, 2007.
Item 5 — Other Information
     (a) Costs Associated with Exit or Disposal Activities.
          On November 3, 2009, the Company announced certain global restructuring initiatives. The Company’s plans are expected to increase its operational efficiency and generate annualized, pre-tax cost savings of $1.4-$1.7 billion when fully implemented in 2011, with $0.8-$0.9 billion expected to be achieved in 2010. The associated savings will provide additional resources to invest in new growth platforms; ensure the successful launch of its many new products and continued growth of its core businesses; and provide flexibility to adjust to the changed and evolving global environment. The Company expects to record an associated pre-tax, restructuring charge in the range of $1.1-$1.3 billion in the fourth quarter of 2009. Cost savings will be achieved primarily by reducing layers of management, increasing individual spans of control, and simplifying business structures and processes across the company’s global operations. The Company estimates that position eliminations will be in a range of 6-7 percent of its global workforce, subject to any consultation procedures on these plans in countries where required.
Item 6 — EXHIBITS
Exhibit 10.1 Johnson & Johnson 2009 Certificates of Long-term Performance Plan
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, formatted in Extensive Business Reporting Language (XBRL), (i)consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)
Date: November 4, 2009	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2009	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)