Form 10-Q
period 2010-04-04
JOHNSON & JOHNSON
filed 2010-05-10
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 4, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐     Yes     ☑     No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     On May 2, 2010 2,758,069,561 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
ASSETS

	April 4, 2010	January 3, 2010
Current assets:
Cash and cash equivalents	$13,743	$15,810

Marketable securities	4,267	3,615

Accounts receivable, trade, less allowances for doubtful accounts $408 (2009, $333)	10,018	9,646

Inventories (Note 2)	5,308	5,180

Deferred taxes on income	2,232	2,793

Prepaid expenses and other receivables	3,293	2,497

Total current assets	38,861	39,541

Property, plant and equipment at cost	28,963	29,251

Less: accumulated depreciation	(14,686)	(14,492)

Property, plant and equipment, net	14,277	14,759

Intangible assets, net (Note 3)	16,799	16,323

Goodwill, net (Note 3)	14,977	14,862

Deferred taxes on income	4,905	5,507

Other assets	3,622	3,690

Total assets	$93,441	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 4, 2010	January 3, 2010
Current liabilities:
Loans and notes payable	$4,044	$6,318

Accounts payable	5,126	5,541

Accrued liabilities	4,415	5,796

Accrued rebates, returns and promotions	2,487	2,028

Accrued salaries, wages and commissions	1,054	1,606

Accrued taxes on income	1,373	442

Total current liabilities	18,499	21,731

Long-term debt	8,059	8,223

Deferred taxes on income	1,672	1,424

Employee related obligations	6,254	6,769

Other liabilities	6,043	5,947

Total liabilities	40,527	44,094

Shareholders’ equity:

Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 7)	(3,837)	(3,058)

Retained earnings	73,184	70,306

Less: common stock held in treasury, at cost (362,009,000 and 365,522,000 shares)	19,553	19,780

Total shareholders’ equity	52,914	50,588

Total liabilities and shareholders’ equity	$93,441	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
		Percent		Percent
	April 4,	to	March 29,	to
	2010	Sales	2009	Sales
Sales to customers (Note 9)	$15,631	100.0%	$15,026	100.0%

Cost of products sold	4,528	29.0	4,251	28.3

Gross profit	11,103	71.0	10,775	71.7

Selling, marketing and administrative expenses	4,779	30.5	4,608	30.7

Research expense	1,557	10.0	1,518	10.1

Interest income	(27)	(0.2)	(25)	(0.2)

Interest expense, net of portion capitalized	108	0.7	106	0.7

Other income, net	(1,594)	(10.2)	(75)	(0.5)

Earnings before provision for taxes on income	6,280	40.2	4,643	30.9

Provision for taxes on income (Note 5)	1,754	11.2	1,136	7.6

NET EARNINGS	$4,526	29.0%	$3,507	23.3%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.64		$1.27
Diluted	$1.62		$1.26

CASH DIVIDENDS PER SHARE	$0.490		$0.460

AVG. SHARES OUTSTANDING
Basic	2,755.4		2,765.9
Diluted	2,797.3		2,789.8
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Quarters Ended
	April 4,	March 29,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$4,526	$3,507
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	734	676
Stock based compensation	157	159
Decrease in deferred tax provision	960	1,212
Accounts receivable allowances	78	22
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(529)	(86)
Increase in inventories	(193)	(336)
Decrease in accounts payable and accrued liabilities	(1,651)	(2,155)
Increase in other current and non-current assets	(1,088)	(39)
Increase/(Decrease) in other current and non-current liabilities	696	(133)

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,690	2,827

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(397)	(435)
Proceeds from the disposal of assets	102	6
Acquisitions, net of cash acquired	(772)	(1,291)
Purchases of investments	(3,246)	(1,440)
Sales of investments	2,440	2,150
Other	(9)	(66)

NET CASH USED BY INVESTING ACTIVITIES	(1,882)	(1,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,350)	(1,273)
Repurchase of common stock	(383)	(834)
Proceeds from short-term debt	715	3,276
Retirement of short-term debt	(3,043)	(1,057)
Proceeds from long-term debt	—	2
Retirement of long-term debt	(8)	(9)
Proceeds from the exercise of stock options/excess tax benefits	247	27

NET CASH(USED BY)/FROM FINANCING ACTIVITIES	(3,822)	132
Effect of exchange rate changes on cash and cash equivalents	(53)	(62)
(Decrease)/Increase in cash and cash equivalents	(2,067)	1,821
Cash and Cash equivalents, beginning of period	15,810	10,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,743	$12,589

Acquisitions
Fair value of assets acquired	$808	$1,519
Fair value of liabilities assumed	(36)	(228)
Net cash paid for acquisitions	$772	$1,291
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its Subsidiaries (the “Company”) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
The Financial Accounting Standards Board (FASB) issued guidance and amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements, which the Company adopted in the fiscal first quarter of 2010. The guidance also (a) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (b) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and(c) eliminates the use of the residual method and requires an entity to allocate the revenue using the relative selling price method. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position however it will expand the disclosures for multiple-deliverable revenue arrangements.
During the fiscal first quarter of 2010 the Company adopted the FASB standard related to variable interest entities. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2010 the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.
NOTE 2 — INVENTORIES

	April 4,	January 3,
(Dollars in Millions)	2010	2010
Raw materials and supplies	$1,002	$1,144
Goods in process	1,467	1,395
Finished goods	2,839	2,641
Total	$5,308	$5,180
NOTE 3 — INTANGIBLE ASSETS AND GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2009. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted.

	April 4,	January 3,
(Dollars in Millions)	2010	2010
Intangible assets with definite lives:

Patents and trademarks — gross	$6,456	$5,697
Less accumulated amortization	2,354	2,177
Patents and trademarks — net	4,102	3,520

Other intangibles — gross	7,654	7,808
Less accumulated amortization	2,646	2,680
Other intangibles — net	5,008	5,128

Total intangible assets with definite lives — gross	14,110	13,505
Less accumulated amortization	5,000	4,857
Total intangible assets with definite lives — net	9,110	8,648

Intangible assets with indefinite lives:
Trademarks	5,879	5,938
Purchased in-process research and development*	1,810	1,737
Total intangible assets with indefinite lives	7,689	7,675

Total intangible assets — net	$16,799	$16,323

*	Purchased in-process research and development is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

Goodwill as of April 4, 2010 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at January 3, 2010	$8,074	$1,244	$5,544	$14,862
Acquisitions	—	—	233	233
Currency translation/Other	(87)	(15)	(16)	(118)
Goodwill, net as of April 4, 2010	$7,987	$1,229	$5,761	$14,977
The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended April 4, 2010 was $180 million, and the estimated amortization expense for the five succeeding years approximates $700 million, per year.
NOTE 4 — FAIR VALUE MEASUREMENTS
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of April 4, 2010, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $22 billion and $4 billion, respectively.
As required by U.S. GAAP for derivative instruments and hedging activities, all derivative instruments are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income) and expense, net, and was insignificant for the fiscal quarters ended April 4, 2010 and March 29, 2009. Refer to Note 7 for disclosures of movements in Accumulated Other Comprehensive Income.
As of April 4, 2010, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $160 million after-tax. For additional information, see Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to designated derivatives:*
(Dollars in Millions)

	Gain/(Loss)		Gain/(Loss)			Gain/(Loss)
	recognized in		reclassified from			recognized in
	Accumulated		Accumulated OCI			other
Cash Flow Hedges	OCI(1)		into income(1)			income/expense(2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	first	year	first	first		first	first
	quarter	end	quarter	quarter		quarter	quarter
	2010	2009	2010	2009		2010	2009
Foreign exchange contracts	$(31)	$(63)	$(20)	$5	(A)	$(1)	$(2)
Foreign exchange contracts	(104)	(173)	(22)	19	(B)	(5)	5
Foreign exchange contracts	29	5	1	10	(C)	—	—
Cross currency interest rate swaps	33	241	—	(6)	(D)	—	—
Foreign exchange contracts	46	28	(1)	(3)	(E)	—	1
Total	$(27)	$38	$(42)	$25		$(6)	$4

*	All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research expense

(D)	Included in Interest (income)/Interest expense, net

(E)	Included in Other (income)/expense, net
For the fiscal first quarters ended April 4, 2010 and March 29, 2009, a loss of $48 million and $6 million, respectively, was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest.
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs
Level 3 — Significant unobservable inputs
The Company’s significant financial assets and liabilities measured at fair value as of April 4, 2010 and January 3, 2010 were as follows:

	April 4, 2010				January 3, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments :
Assets:
Foreign exchange contracts	—	$360	—	360	436
Cross currency interest rate swaps(2)	—	15	—	15	126
Total		375		375	562

Liabilities:
Foreign exchange contracts	—	475	—	475	608
Cross currency interest rate swaps(3)	—	509	—	509	571
Total		984		984	1,179

Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	26	—	26	33

Liabilities:
Foreign exchange contracts	—	55	—	55	40

Other Investments(4)	$1,263	—	—	1,263	1,134

(1)	As of January 3, 2010, these assets and liabilities are classified as Level 2 with the exception of other investments of $1,134 which are classified as Level 1.

(2)	Includes $10 million and $119 million of non-current assets for April 4, 2010 and January 3, 2010, respectively.

(3)	Includes $483 million and $517 million of non-current liabilities for April 4, 2010 and January 3, 2010, respectively.

(4)	Classified as non-current assets.
Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of April 4, 2010:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$2,320	2,320

Government securities and obligations	12,680	12,680
Corporate debt securities	315	315
Money market funds	1,785	1,785
Time deposits	910	910

Total cash, cash equivalents and current marketable securities	$18,010	18,010

Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.

Financial Liabilities
Current Debt	$4,044	4,044
Non-Current Debt
5.15% Debentures due 2012	599	655
3.80% Debentures due 2013	500	532
5.55% Debentures due 2017	1,000	1,134
5.15% Debentures due 2018	898	975
4.75% Notes due 2019 (1B Euro 1.349)	1,340	1,477
3% Zero Coupon Convertible Subordinated Debentures due in 2020	190	244
6.73% Debentures due 2023	250	306
5.50% Notes due 2024 (500 GBP 1.5237)	755	792
6.95% Notes due 2029	294	357
4.95% Debentures due 2033	500	496
5.95% Notes due 2037	995	1,077
5.86% Debentures due 2038	700	747
Other (Includes Industrial Revenue Bonds)	38	38
Total Non-Current Debt	$8,059	$8,830
The weighted average effective rate on non-current debt is 5.43%.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 5 — INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2010 and 2009 were 27.9% and 24.5%, respectively. The higher effective tax rate was due to the net litigation gain of $1.5 billion recorded in the fiscal first quarter of 2010, which was recorded at 39.0% tax rate and resulted in an additional 3.5 percentage points added to the worldwide effective income tax rate.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2010 and 2009 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
	April 4,	March 29,	April 4,	March 29,
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$126	118	34	34
Interest cost	200	185	50	43
Expected return on plan assets	(252)	(228)	—	(1)
Amortization of prior service cost	3	2	(1)	(1)
Recognized actuarial losses	58	41	12	14

Net periodic benefit cost	$135	118	95	89
Company Contributions
For the fiscal three months ended April 4, 2010, the Company contributed $508 million and $8 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the fiscal first quarter ended April 4, 2010 was $3.7 billion, compared with $3.3 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

					Total
	For.			Gains/	Accum
	Cur.	Gains/	Employee	(Losses)	Other Comp.
	Trans.	(Losses)	Benefit	on Deriv.	Inc/
(Dollars in Millions)	(Loss)	on Sec.	Plans	& Hedges	(Loss)
January 3, 2010	$(508)	(30)	(2,665)	145	(3,058)
2010 three months change
Unrealized gain (loss)		104		(27)
Net amount reclassed to net earnings		—		42 *
Net three months change	(945)	104	47	15	(779)
April 4, 2010	$(1,453)	74	(2,618)	160	(3,837)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 4, 2010 and March 29, 2009.

	Fiscal Quarters Ended
	April 4,	March 29,
(Shares in Millions)	2010	2009
Basic net earnings per share	$1.64	$1.27
Average shares outstanding — basic	2,755.4	2,765.9
Potential shares exercisable under stock option plans	193.4	109.8
Less: shares which could be repurchased under treasury stock method	(155.1)	(89.5)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,797.3	2,789.8
Diluted earnings per share	$1.62	$1.26
The diluted earnings per share calculation for both fiscal first quarters ended April 4, 2010 and March 29, 2009 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal first quarters ended April 4, 2010 and March 29, 2009 excluded 55 million and 153 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS (Dollars in Millions)
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
	April 4,	March 29,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer
U.S.	$1,560	$1,726	(9.6)%
International	2,206	1,985	11.1
Total	3,766	3,711	1.5

Pharmaceutical
U.S.	3,206	3,674	(12.7)
International	2,432	2,106	15.5
Total	5,638	5,780	(2.5)

Medical Devices & Diagnostics
U.S.	2,886	2,652	8.8
International	3,341	2,883	15.9
Total	6,227	5,535	12.5

Worldwide
U.S.	7,652	8,052	(5.0)
International	7,979	6,974	14.4
Total	$15,631	$15,026	4.0%

(1)	Export sales are not significant.
OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	April 4,	March 29,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer	$785	$800	(1.9)%
Pharmaceutical	1,970	2,257	(12.7)
Medical Devices & Diagnostics	3,702	1,787	107.2
Segments total	6,457	4,844	33.3
Expense not allocated to segments (2)	(177)	(201)
Worldwide total	$6,280	$4,643	35.3%

(2)	Amounts not allocated to segments include interest income/(expense) , non-controlling interests and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
	April 4,	March 29,	Percent
(Dollars in Millions)	2010	2009	Change
U.S.	$7,652	$8,052	(5.0)%
Europe	4,102	3,671	11.7
Western Hemisphere, excluding U.S.	1,280	1,062	20.5
Asia-Pacific, Africa	2,597	2,241	15.9

Total	$15,631	$15,026	4.0%
NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal first quarter of 2010, the Company acquired Acclarent, Inc., a medical technology company dedicated to designing, developing and commercializing devices that address conditions affecting the ear, nose and throat, for a net purchase price of $0.8 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.7 billion.
During the fiscal first quarter of 2009, the Company acquired Mentor Corporation, a leading supplier of medical products for the global aesthetic market, for a net purchase price of $1.1 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.9 billion and goodwill for $0.4 billion.
NOTE 11 — LEGAL PROCEEDINGS
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
Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits. There are a significant number of claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, RISPERDAL®, LEVAQUIN®, DURAGESIC®, the CHARITÉ™ Artificial Disc and CYPHER® Stent. These claimants seek substantial compensatory and, where available, punitive damages.
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
PATENT LITIGATION
The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties.
On January 29, 2010, Cordis Corporation (Cordis) settled a patent infringement action against Boston Scientific Corporation (Boston Scientific) in Delaware Federal District Court accusing its Express2™, Taxus® and Liberte® stents of infringing the Palmaz and Gray patents. Under the terms of the settlement Boston Scientific dropped its lawsuit in which Cordis’ Cypher stent was found to have infringed their Jang patent and paid Cordis $1.0 billion on February 1, 2010. Boston Scientific will also pay Cordis an additional $725 million plus interest on January 3, 2011. The Company recorded the $1.7 billion in the fiscal first quarter of 2010. Cordis granted Boston Scientific a worldwide license under the Palmaz and Gray patents and Boston Scientific granted Cordis a worldwide license under the Jang patents for all stents sold by Cordis except the 2.25mm size Cypher.
Cordis has several pending lawsuits in New Jersey and Delaware Federal District Court against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific and Medtronic Ave, Inc. (Medtronic) alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis. In one of the cases against Boston Scientific, alleging that sales of their Promus™ stent infringed Wright and Falotico patents, on January 20, 2010 the District Court in Delaware found the Wright/Falotico patent invalid for lack of written description and/or lack of enablement. Cordis has appealed this ruling.
In May 2008, Centocor, Inc. (Centocor) (now Centocor Ortho Biotech Inc. (COBI)) filed a lawsuit against Genentech, Inc. (Genentech) in U.S. District Court for the Central District of California seeking to invalidate the Cabilly II patent. Prior to filing suit, Centocor had a sublicense under this patent from Celltech (who was licensed by Genentech) for REMICADE® and had been paying royalties to Celltech. Centocor has terminated that sublicense and stopped paying royalties. Genentech has filed a counterclaim alleging that REMICADE® infringes its Cabilly II patents. Genentech has dropped all its other claims that the manufacture of REMICADE®, STELARA™, SIMPONI™ and ReoPro® also infringes one of its other patents relating to the purification of antibodies made through recombinant DNA techniques. The court has scheduled a hearing for Summary Judgment Motions in August 2010.
In April 2009, a bench trial was held before the Federal District Court for the Middle District of Florida on the liability phase of CIBA VISION Corporation’s (CIBA) patent infringement lawsuit alleging that Johnson & Johnson Vision Care, Inc.’s (JJVC) ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. In August 2009, the District Court found two of these patents valid and infringed and entered judgment against JJVC. JJVC has appealed that judgment to the Court of Appeals for the Federal Circuit. On March 22, 2010, the District Court held a hearing on CIBA’s motion for a permanent injunction, and on April 27, 2010, denied the motion for an injunction. If the judgment is upheld on appeal the Court will schedule another trial to determine damages and willfulness.
In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that Centocor’s SIMPONI™ product, a human anti-TNF alpha antibody, infringes Abbott’s ‘394 patent (the Salfeld patent). The case has been stayed pending the resolution of an arbitration filed by Centocor directed to its claim that it is licensed under the ‘394 patent. The arbitration is scheduled for May 2010.
In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that COBI’s STELARA™ product infringes two U.S. patents assigned to Abbott GmbH. In August 2009, COBI filed a complaint for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents in the United States District Court for the District of Columbia. On the same date, also in the United States District Court for the District of Columbia, COBI filed a Complaint for Review of a Patent Interference Decision granting priority of invention on one of the two asserted patents to Abbott GmbH. In August 2009, Abbott GmbH and Abbott Laboratories Limited brought a patent infringement suit in Canada alleging that STELARA™ infringes Abbott GmbH’s Canadian patent. The cases filed by COBI in the District of Columbia have been transferred to the District of Massachusetts.
In August 2009, Bayer Healthcare LLC (Bayer) filed suit against COBI in Massachusetts District Court alleging infringement by COBI’s SIMPONI™ product of its patent relating to human anti-TNF antibodies. Bayer has also filed suit under its European counterpart to these patents in Germany and the Netherlands.
In June 2009, Centocor’s (now COBI) lawsuit alleging that Abbott’s HUMIRA® anti-TNF alpha product infringes Centocor’s ‘775 patent went to trial in Federal District Court in the Eastern District of Texas. On June 28, 2009 a jury returned a verdict finding the patent valid and willfully infringed, and awarded Centocor damages of approximately $1.7 billion. A bench trial on Abbott’s defenses, of inequitable conduct and prosecution laches, was held in August 2009, and the District Court decided these issues in favor of Centocor. All of Abbott’s post trial motions have been denied except that the District Court granted Abbott’s motion to overturn the jury finding of willfulness. Judgment in the amount of $1.9 billion was entered in favor of Centocor in December 2009 and Abbott has filed an appeal to the Court of Appeals for the Federal Circuit therefore, the Company has not reflected any of the $1.9 billion in its consolidated financial statements. Centocor has also filed a new lawsuit in the Eastern District of Texas seeking damages for infringement of the ‘775 patent attributable to sales of HUMIRA® subsequent to the jury verdict in June 2009.

The following chart summarizes various patent lawsuits concerning products of the Company’s subsidiaries that have yet to proceed to trial:

			Plaintiff/		Trial	Date
J&J Product	Company	Patents	Patent Holder	Court	Date**	Filed
CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	Q2/11	11/07
CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	Q2/11	10/07
Blood Glucose Meters and Strips	LifeScan	Wilsey	Roche Diagnostics	D. DE	*	11/07
REMICADE®, ustekinumab, golimumab, ReoPro®	Centocor/COBI	Cabilly II	Genentech	C.D. CA	*	05/08
SIMPONI™	Centocor/COBI	Salfeld	Abbott Laboratories	MA	*	05/09
SIMPONI™	Centocor/COBI	Boyle	Bayer Healthcare	MA	*	08/09
STELARA™	Centocor/COBI	Salfeld	Abbott GmbH	MA	*	08/09

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.
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
As noted in the following chart, 30-month stays expired during 2009, and will expire in 2010, 2011 and 2012 with respect to ANDA challenges regarding various products:

Brand Name	Patent/NDA	Generic		Trial	Date	30-Month
Product	Holder	Challenger	Court	Date**	Filed	Stay Expiration
CONCERTA® 18, 27, 36 and 54 mg controlled release tablet	McNeil-PPC ALZA	Andrx	D. DE	Q4/07	09/05	None
		KUDCO	D. DE	*	01/10	05/12
LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09
ORTHO TRI-CYCLEN® LO 0.18 mg/0.025 mg, 0.215 mg/0.025 mg and 0.25 mg/0.025 mg	Ortho-McNeil	Watson Sandoz	D. NJ D. NJ	* *	10/08 06/09	03/11 10/11
		Lupin	D. NJ	*		06/12
ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Par	D. DE	Q2/09	05/07	09/09
					06/07	11/09
					10/07	03/10
ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Impax	D. DE	Q2/10	08/08	01/11
					11/08	03/11
ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Paddock	D.DRD. Minn.	*	09/09	01/12
ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Cipher	D. DE	*	10/09	03/12
ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Lupin	D. DE	*	01/10	06/12

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.
In October 2008, the Company’s subsidiary Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) filed suit in Federal District Court in New Jersey against Watson Laboratories, Inc. (Watson) in response to Watson’s ANDA regarding ORTHO TRI-CYCLEN® LO. In June 2009, OMJPI filed suit in Federal District Court in New Jersey against Sandoz Laboratories, Inc. (Sandoz) in response to Sandoz’s ANDA regarding ORTHO TRI-CYCLEN® LO. The Sandoz and Watson cases have been consolidated.
In January 2010, the Company’s subsidiary OMJPI filed suit in Federal District Court in New Jersey against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively “Lupin”) in response to Lupin’s ANDA regarding ORTHO TRI-CYCLEN® LO.
In the action by McNEIL-PPC, Inc. (McNeil-PPC) and ALZA Corporation (ALZA) against Andrx Corporation (Andrx) with respect to its ANDA challenge to the CONCERTA® patents, a five-day non-jury trial was held in the Federal District Court in Delaware in December 2007. In March 2009, the court ruled that one CONCERTA® patent would not be infringed by Andrx’s proposed generic product and that the patent was invalid because it was not enabled. The court dismissed without prejudice Andrx’s declaratory judgment suit on a second patent for lack of jurisdiction. McNeil-PPC and ALZA filed an appeal in May 2009. The appeals court heard argument on February 3, 2010. On April 26, 2010, the court of appeals affirmed the judgment of the district court that the patent is invalid because it is not enabled. The court did not reach the issue of infringement.

ALZA and OMJPI filed a second suit in Federal District Court in Delaware against Kremers-Urban, LLC and KUDCO Ireland, Ltd. (KUDCO) in January 2010 in response to KUDCO’s ANDA challenge regarding CONCERTA® tablets. In its notice letter, KUDCO contends that two ALZA patents for CONCERTA® are invalid and not infringed by a KUDCO generic.
In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the U.S. Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term. Summary judgment against Lupin was granted in May 2009 and Lupin appealed. Oral argument was held in September 2009. A decision is pending.
In the ULTRAM® ER actions, Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail) (the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place in April 2009. In August 2009, the Court issued a decision finding the patents-in-suit invalid. Purdue has appealed that decision. The trial against Impax is scheduled for June 2010. In November 2009, the case against Impax was stayed with the consent of all parties. In September and October 2009, respectively, Purdue filed suits against Paddock Laboratories, Inc. (Paddock) and Cipher Pharmaceuticals Inc. (Cipher) on its Tramadol ER formulation patents.
In January 2010, Purdue filed a suit against Lupin Ltd. (Lupin) on its Tramadol ER formulation patents.
GENERAL LITIGATION
In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, plaintiffs filed a motion for certification of a modified class, which the Company is opposing. The parties are engaged in expert discovery and briefing. The hearing on plaintiffs’ motion for class certification is scheduled for July 2010.
In September 2009, Centocor Ortho Biotech Products, L.P. (COBI, LP) intervened in an inventorship dispute between Kansas University Center for Research (KUCR) involving certain U.S. government-owned VELCADE® formulation patents. KUCR brought this action against the U.S. government in the District of Kansas seeking to add two Kansas University scientists to the patents. The U.S. government licensed the patents (and their foreign counterparts) to Millennium Pharmaceuticals, Inc., who in turn sublicensed the patents (and their foreign counterparts) to COBI, LP for commercial marketing outside the U.S. If KUCR succeeds in its co-inventorship claim and establishes co-ownership in the U.S. VELCADE® formulation patents, we anticipate that KUCR will initiate actions to establish co-inventorship and co-ownership with respect to the foreign counterpart patents in the countries where COBI, LP has commercial marketing rights. If KUCR in Kansas is successful, this may adversely affect COBI, LP’s license rights in those countries.
In February 2009, Basilea Pharmaceutica AG (Basilea) brought an arbitration against the Company and various affiliates alleging that the Company breached the 2005 License Agreement for Cefto-biprole by, among other things, failing to secure FDA approval of the cSSSI (skin) indication and allegedly failing to properly develop the pneumonia indication. Basilea is seeking to recover damages and a declaration that the Company materially breached the agreement. This matter has been scheduled for an arbitration hearing commencing in June 2010 followed by post-trial submissions.
In May 2009, COBI commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-Plough (Ireland) Company (collectively, Schering-Plough). COBI and Schering-Plough are parties to a series of agreements (the Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI™ worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong) (the “Territory”). COBI distributes REMICADE® and SIMPONI™, the next generation treatment, within the United States. In the arbitration, COBI seeks a declaration that the agreement and merger between Merck & Co., Inc. (Merck) and Schering-Plough constitutes a change of control under the terms of the Distribution Agreements that permits COBI to terminate the Agreements. The termination of the Distribution Agreements would return to COBI the right to distribute REMICADE® and SIMPONI™ within the Territory. Schering-Plough has filed a response to COBI’s arbitration demand that denies that it has undergone a change of control. The arbitrators have been selected and the matter will be proceeding to arbitration in late September 2010.

In December 2009, the State of Israel (Sheba Medical Center) filed a lawsuit against three Omrix entities. In the lawsuit, the State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology, that he developed while he was a government employee. The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalty on QUIXIL™ and EVICEL™ or, alternatively, transfer of the patents to the State.
Average Wholesale Price (AWP) Litigation — Johnson & Johnson and several of its pharmaceutical subsidiaries, along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Many of these cases, both federal actions and state actions removed to federal court, have been consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in Federal District Court in Boston, Massachusetts. The plaintiffs in these cases include classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP.
The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. Plaintiffs appealed the Class 1 judgment and, in September 2009, the Court of Appeals vacated the judgment and remanded for further proceedings in the District Court. AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. One state case against certain of the Company’s subsidiaries has been set for trial in late 2010, and other state cases are likely to be set for trial thereafter.
On April 2, 2010, a lawsuit was filed in the United States District Court for the Northern District of California. The complaint alleges that the company, together with co-defendant Omnicare, Inc. and other unidentified companies or individuals, engaged in a conspiracy to restrain trade and in unlawful, unfair and fraudulent business acts or practices in violation of California Business and Professions Code. The Company’s answer or other pleading in response to the complaint is due on June 30, 2010.
On April 21, 2010, a lawsuit was filed in the United States District Court for the District of New Jersey on behalf of a

Company shareholder, seeking to sue certain Company directors, officers, and employees derivatively on behalf of the Company. The shareholder derivative complaint alleges that the defendants breached their fiduciary duties to the Company, in that they allegedly declined to stop or prevent what are described as kickback charges, violations of the False Claims Act, off-label drug promotion, failure to warn and cGMP (current Good Manufacturing Practices) violations in connection with the recall of over-the-counter (“OTC”) products.
On May 5, 2010, a lawsuit was filed in the United States District Court for the District of New Jersey on behalf of a Company shareholder, seeking to sue certain current and former Company directors and officers derivatively on behalf of the Company. The shareholder derivative complaint alleges that the defendants breached their fiduciary duties to the Company, wasted Company assets, unjustly enriched themselves, and caused the Company to issue allegedly inaccurate and incomplete proxy statements, in that they allegedly declined to stop or prevent what are described as kickback schemes, violations of the False Claims Act, and off-label drug promotion, and failed to inform Company shareholders of the alleged wrongdoing or the extent of the liabilities allegedly facing the Company as a result.
On May 6, 2010, a lawsuit was filed in the United States District Court for the District of New Jersey on behalf of a Company shareholder, seeking to sue certain current Company directors and officers derivatively on behalf of the Company. The shareholder derivative complaint alleges that the defendants breached their fiduciary duties to the Company and wasted corporate assets, in that they allegedly declined to stop or prevent what are described as violations of current Good Manufacturing Practices and FDA regulations, which allegedly resulted in certain product recalls.
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
In December 2003, Ortho-McNeil (now OMJPI) received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). In the fiscal second quarter of 2010, OMJPI entered into a settlement agreement resolving the federal government’s investigation. The settlement includes total payments of $81.5 million plus interest, an amount previously reserved. As one part of the resolution, Ortho-McNeil Pharmaceutical, L.L.C., a subsidiary of OMJPI, has agreed to plead guilty to a single misdemeanor violation of the Food, Drug and Cosmetic Act and to pay a $6.1 million criminal fine. OMJPI denies it engaged in any wrongful conduct, beyond acknowledging the limited conduct of Ortho-McNeil Pharmaceutical, L.L.C. that is the basis of the misdemeanor plea. The balance of the total settlement amount is a civil payment, part of which will be paid to the federal government and part of which will be made available to states for their Medicaid programs.
In January 2004, Janssen (now OMJPI) received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® (risperidone) from 1997 to 2002. Documents subsequent to 2002 have also been requested. An additional subpoena seeking information about marketing of and adverse reactions to RISPERDAL® was received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Subpoenas seeking testimony from various witnesses before a grand jury have also been received. Janssen is cooperating in responding to ongoing requests for documents and witnesses. The government is continuing to actively investigate this matter. In February 2010, the government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®.
In September 2004, Ortho Biotech Inc. (Ortho Biotech) (now COBI), received a subpoena from the U.S. Office of Inspector General’s Denver, Colorado field office seeking documents directed to the sales and marketing of PROCRIT® (Epoetin alfa) from 1997 to the present, as well as to dealings with U.S. Oncology Inc., a healthcare services network for oncologists. Ortho Biotech (now COBI) has responded to the subpoena.
In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy. DePuy is responding to Massachusetts’ additional requests.
In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios responded to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco. Additional requests for documents have been received and responded to and former Scios employees have testified before a grand jury in San Francisco. The qui tam complaints were unsealed on February 19, 2009. The U.S. government has intervened in one of the qui tam actions, and filed a complaint against Scios and the Company in June 2009. Scios and Johnson & Johnson have filed a motion to dismiss the qui tam complaint filed by the government, and that motion was denied. The criminal investigation is continuing and discussions are underway in an effort to settle this matter. Whether a settlement can be reached and on what terms is uncertain.

In September 2005, the Company received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., (Omnicare) a manager of pharmaceutical benefits for long-term care facilities. The Company’s subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries have been subpoenaed to testify before a grand jury in connection with this investigation. In April 2009, the Company was served with the complaints in two civil qui tam cases related to marketing of prescription drugs to Omnicare, Inc. On January 15, 2010, the government filed a complaint intervening in the cases. The complaint asserts claims under the federal False Claims Act and a related state law claim in connection with the marketing of several drugs to Omnicare. The complaints allege that J&J provided Omnicare, Inc. with rebates and other alleged kickbacks, and in so doing, caused Omnicare to file false claims with Medicaid and other government programs. Massachusetts, Virginia, and Kentucky have provided notice of their intent to intervene.
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

In March 2008, the Company received a letter request from the Attorney General of the State of Michigan. The request seeks documents and information relating to nominal price transactions. The Company responded to the request and will cooperate with the inquiry. In June 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts relating to the marketing of biliary stents by the Company’s Cordis subsidiary. Cordis is cooperating in responding to the subpoena. A False Claims Act complaint was filed in Dallas relating to similar issues. The U.S. Department of Justice and several states have declined to intervene at this time.
In April 2009, the Company received a HIPPA subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Boston) seeking information regarding the Company’s financial relationship with several psychiatrists. The Company is responding to this request.
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
In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding the financial interest of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc. DePuy Othropaedics is responding to these requests.
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
NOTE 12 — RESTRUCTURING
In the fourth quarter of 2009, the Company announced global restructuring initiatives designed to strengthen the Company’s position as one of the world’s leading global health care companies. This program will allow the Company to invest in new growth platforms; ensure the successful launch of its many new products and continued growth of its core businesses; and provide flexibility to adjust to the changed and evolving global environment.
During the fiscal fourth quarter of 2009, the Company recorded $1.2 billion in related pre-tax charges, of which approximately $830 million of the pre-tax restructuring charges are expected to require cash payments. The $1.2 billion of restructuring charges consists of severance costs of $748 million, asset write-offs of $362 million and $76 million related to leasehold and contract obligations. The $362 million of asset write-offs relate to inventory of $113 million (recorded in cost of products sold), property, plant and equipment of $107 million, intangible assets of $81 million and other assets of $61 million. The asset write-offs and leasehold and contract obligations have been substantially completed. Additionally, as part of this program the Company plans to eliminate approximately 7,500 positions of which approximately 3,000 have been eliminated since the restructuring was announced.
The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal first quarter of 2010:

(Dollars in Millions)	Severance
Reserve balance as of: January 3, 2010	$686
Cash outlays	(89)
April 4, 2010*	$597

*	Cash outlays for severance are expected to be paid out over the next 12 to 18 months in accordance with the Company’s plans and local laws.

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales

For the fiscal first quarter of 2010, worldwide sales were $15.6 billion, an increase of 4.0% with an operational decline of 0.1% as compared to 2009 fiscal first quarter sales of $15.0 billion. Currency fluctuations had a positive impact of 4.1% for the fiscal first quarter of 2010.
Sales by U.S. companies were $7.6 billion in the fiscal first quarter of 2010, which represented a decrease of 5.0% as compared to the same period last year. Sales by international companies were $8.0 billion, which represented a total increase of 14.4% including an operational increase of 5.5%, and a positive impact from currency of 8.9% as compared to the fiscal first quarter sales of 2009.
Sales by companies in Europe achieved growth of 11.7%, including operational growth of 4.6% and a positive impact from currency of 7.1%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 20.5% including operational growth of 3.5% and a positive impact from currency of 17.0%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 15.9%, including operational growth of 7.8% and an increase of 8.1% related to the positive impact of currency.
Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law during March 2010. The newly enacted health care reform legislation included an increase in the minimum Medicaid rebate rate from 15.1% to 23.1% and also extended the rebate to drugs provided through Medicaid managed care organizations. The Company has estimated the total year 2010 impact will be an increase in sales rebates in the range of $400-$500 million of which $60 million impacted the Company’s fiscal first quarter of 2010.
Beginning in 2011, Companies that sell branded prescription drugs to specified U.S. government programs will pay an annual non-tax deductible fee based on an allocation of the Companies market share of branded prior year sales. Additionally, in 2011, discounts will be provided on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap, “donut hole”. Beginning in 2013, the Company will record the 2.3% excise tax imposed on the sale of certain medical devices.
Analysis of Sales by Business Segments
Consumer
Consumer segment sales in the fiscal first quarter of 2010 were $3.8 billion, an increase of 1.5% over the same period a year ago, including an operational decline of 3.7% and a positive currency impact of 5.2%. U.S. Consumer segment sales declined by 9.6% while international sales achieved sales growth of 11.1%, including operational growth of 1.4%, and a positive currency impact of 9.7%.

Major Consumer Franchise Sales – Fiscal First Quarters

	April 4,	March 29,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
OTC Pharm & Nutr	$1,207	$1,348	(10.5)%	(15.0)%	4.5%
Skin Care	920	842	9.3	4.6	4.7
Baby Care	529	489	8.2	1.2	7.0
Women’s Health	469	423	10.9	4.4	6.5
Oral Care	381	365	4.4	(1.3)	5.7
Wound Care/Other	260	244	6.6	2.1	4.5
Total	$3,766	$3,711	1.5%	(3.7)%	5.2%
The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 15.0% as compared to prior year fiscal first quarter. Sales were negatively impacted by the voluntary recall of certain OTC products announced in January 2010, compounded by a less severe cold and flu season. This was partially offset by growth in the ZYRTEC® product line primarily due to the U.S. launch of liquid gels.
On April 30, 2010 McNeil Consumer Healthcare, Division of McNEIL-PPC, Inc., voluntarily recalled all lots that have not yet expired of certain over-the-counter (OTC) Children’s and Infants’ liquid products manufactured in the U.S. The Company temporarily suspended production at the manufacturing facility. The timing of resumption of production and shipment is not known at this time and is dependent on a number of factors. The recall did not have a significant impact on the results of operations in the fiscal first quarter of 2010.
The Skin Care franchise achieved operational growth of 4.6%. Sales growth was driven by AVEENO®, NEUTROGENA®, JOHNSON’s Adult and PETIT MARSEILLAIS® product lines.
The Baby Care franchise achieved operational growth of 1.2% over prior year fiscal first quarter. This was primarily due to growth in Latin America markets.
The Women’s Health Franchise operational growth of 4.4% was primarily attributable to growth in the sanitary protection product line outside the U.S. due to both sales of products from the acquisition of a joint venture partner in France in 2009 and growth in the core business.
The Oral Care franchise experienced an operational decline of 1.3% primarily due to the divestiture of the EFFERDENT®/Effergrip® brands in the fiscal fourth quarter of 2009 partially offset by growth of LISTERINE® mouthwash outside the U.S.
The Wound Care/Other franchise operational growth of 2.1% was primarily due to growth in the BAND-AID® brand and NEOSPORIN® product lines.
Pharmaceutical
Pharmaceutical segment sales in the fiscal first quarter of 2010 were $5.6 billion, a total decrease of 2.5% as compared to the same period a year ago with an operational decline of 5.7% and an increase of 3.2% related to the positive impact of currency. U.S.

Pharmaceutical sales decreased by 12.7% as compared to the same period a year ago. International Pharmaceutical sales achieved sales growth of 15.5%, including operational growth of 6.6%, and an increase of 8.9% related to the positive impact of currency.
Major Pharmaceutical Product Revenues – Fiscal First Quarters*

	April 4,	March 29,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
REMICADE®	$1,186	$1,028	15.4%	15.4%	—%
PROCRIT®/EPREX®	523	550	(4.9)	(8.2)	3.3
RISPERDAL® CONSTA®	379	325	16.6	10.3	6.3
LEVAQUIN®/FLOXIN®	371	425	(12.7)	(12.8)	0.1
CONCERTA®	329	344	(4.4)	(7.3)	2.9
ACIPHEX®/PARIET®	260	263	(1.1)	(5.7)	4.6
TOPAMAX®	148	602	(75.4)	(76.6)	1.2
Other Pharmaceuticals	2,442	2,243	8.9	3.6	5.3
Total	$5,638	$5,780	(2.5)%	(5.7)%	3.2%

*	Prior year amounts have been reclassified to conform to current year presentation.
REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases, achieved operational growth of 15.4% over prior year fiscal first quarter. Growth was primarily driven by market growth in both the U.S. and U.S. export markets. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 8.2%, as compared to the prior year fiscal first quarter. The decline in PROCRIT® and EPREX® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs).
RISPERDAL® CONSTA® (risperidone), a long-acting injectable antipsychotic, achieved operational growth of 10.3% over the fiscal first quarter of 2009 due to growth outside the U.S.
LEVAQUIN® (levofloxacin)/FLOXIN® (ofloxacin), an anti-infective, experienced an operational decline of 12.8% as compared to the prior year fiscal first quarter primarily due to a lower incident of respiratory illness and flu.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, experienced an operational sales decline of 7.3% as compared to the prior year fiscal first quarter. U.S. sales were adversely impacted by the newly enacted health care reform legislation due to changes to rebates to Medicaid managed care organizations. The decline was partially offset by sales growth outside the U.S. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.
ACIPHEX®/PARIET®, experienced an operational decline of 5.7% as compared to the fiscal first quarter of 2009 primarily due to generic competition in the U.S.
TOPAMAX® (topiramate), experienced an operational decline of 76.6% as compared to prior year fiscal first quarter. Market exclusivity for TOPAMAX® (topiramate) in the U.S. expired in March 2009 and multiple generics have entered the market. Loss of market exclusivity for the TOPAMAX® patent has resulted in a significant reduction in sales in the U.S. In 2009, full year U.S. sales of TOPAMAX® were $0.7 billion. U.S. sales of TOPAMAX® were $0.5 billion in the first quarter of 2009 and $0.2 billion for the remainder of the 2009 fiscal year.
In the fiscal first quarter of 2010, Other Pharmaceutical sales achieved operational growth of 3.6% over the prior year fiscal first quarter. Contributors to the increase were sales of VELCADE® (bortezomib), a product for the treatment of multiple myeloma, and recent pharmaceutical launches such as SIMPONI®, STELARA®, NUCYNTA® and INVEGA SUSTENNA®. The growth was partially offset by lower sales of DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) and RISPERDAL®/risperidone due to continued generic competition.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2010 were $6.2 billion, an increase of 12.5% as compared to the same period a year ago, with 8.1% of this change due to operational increases and a positive currency impact of 4.4%. The U.S. Medical Devices and Diagnostics sales growth was 8.8% and the increase in international Medical Devices and Diagnostics sales was 15.9%, which included operational increases of 7.5% and a positive currency impact of 8.4%.
Major Medical Devices and Diagnostics Franchise Sales – Fiscal First Quarters

	April 4,	March 29,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
DEPUY®	$1,454	$1,292	12.5%	8.2%	4.3%
ETHICON ENDO-SURGERY®	1,168	1,015	15.1	10.0	5.1
ETHICON®	1,147	953	20.4	15.5	4.9
CORDIS®	672	668	0.6	(3.3)	3.9
Vision Care	664	599	10.9	6.8	4.1
Diabetes Care	597	541	10.4	6.4	4.0
ORTHO-CLINICAL DIAGNOSTICS®	525	467	12.4	8.9	3.5
Total	$6,227	$5,535	12.5%	8.1%	4.4%
The DePuy franchise achieved operational growth of 8.2% over the same period a year ago. This was primarily due to growth in the hip and knee product lines and new product launches in the Mitek sports medicine product line.
The Ethicon Endo-Surgery franchise achieved operational growth of 10.0% over the prior year fiscal first quarter. This was attributable to growth in the Endo-Mechanical, HARMONIC™ and Advanced Sterilization product lines.
The Ethicon franchise achieved operational growth of 15.5% over the prior year fiscal first quarter. This was attributable to growth in the sutures, biosurgical and mesh product lines in addition to sales of acquired products from the acquisitions of Mentor Corporation and Acclarent, Inc.
The Cordis franchise experienced an operational sales decline of 3.3% as compared to the fiscal first quarter of 2009. The decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased global competition. The decline was partially offset by growth in the Biosense Webster business.
The Vision Care franchise achieved operational sales growth of 6.8% over the prior year fiscal first quarter. ACUVUE® OASYS™ for Astigmatism, 1-DAY ACUVUE® MOISTTM and 1-DAY ACUVUE® TruEyeTM outside the U.S. were the major contributors to this growth driven by the strength of the underlying platform and new product launches.
The Diabetes Care franchise achieved operational sales growth of 6.4% over the prior year fiscal first quarter. This was attributable to growth of the Animas business resulting from new product launches and the continued development of the international markets.
The Ortho-Clinical Diagnostics franchise achieved operational growth of 8.9% over the fiscal first quarter of 2009. This growth was primarily attributable to sales of the VITROS 3600 and 5600 analyzers.
Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the fiscal first quarter of 2010 increased to 29.0% from 28.3% of sales as compared to the same period a year ago. The Pharmaceutical business was impacted by unfavorable product mix, primarily due to the loss of market exclusivity for TOPAMAX®, as well as the impact of the newly enacted health care reform legislation. The Consumer business was impacted by unfavorable product mix due to the recall of certain OTC products announced in January of 2010.
Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2010 decreased to 30.5% from 30.7% of sales as compared to the same period a year ago. The decrease was primarily due to cost containment initiatives.

Research & Development
Research activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities, for the fiscal first quarter of 2010 were $1.6 billion, which was a slight increase in spending as compared to the prior fiscal period but a decrease of 0.1% of sales as compared to the same period a year ago. The decrease was primarily due to a change in the mix of businesses.
Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal first quarter of 2010 was favorable as compared to the same periods a year ago. In the fiscal first quarter of 2010 the Company recorded a net gain of $1.5 billion from litigation matters.
OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2010 was 20.8% versus 21.6% for the same period a year ago. The primary driver of the decline in operating profit was due to unfavorable product mix due to the recall of certain OTC products announced in January of 2010.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2010 was 34.9% versus 39.0% for the same period a year ago. Unfavorable product mix due to the loss of market exclusivity for TOPAMAX®, $0.1 billion of expense related to litigation matters and the impact of the newly enacted health care reform legislation were the primary drivers of the decreased operating profit.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal first quarter of 2010 was 59.5% versus 32.3% for the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment was due to a $1.6 billion gain from net litigation matters and favorable product mix.
Interest (Income) Expense
Interest income was the same in the fiscal first quarter of 2010 as compared to the same period a year ago, due to lower rates of interest earned despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was

$18.0 billion at the end of the fiscal first quarter of 2010. This is an increase of $4.1 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities and net cash proceeds from litigation matters.
Interest expense was flat in the fiscal first quarter of 2010 as compared to the same period a year ago. At the end of the fiscal first quarter of 2010 the Company’s debt position was $12.1 billion compared to $14.1 billion from the same period a year ago. The reduction in current debt in the first quarter was primarily due to a reduction in Commercial Paper issued.
Provision for Taxes on Income
The worldwide effective income tax rates for the fiscal first quarter of 2010 and 2009 were 27.9% and 24.5%, respectively. The higher effective tax rate was due to the net litigation gain of $1.5 billion recorded in the fiscal first quarter of 2010, which was recorded at 39.0% tax rate and resulted in an additional 3.5 percentage points added to the worldwide effective income tax rate.
As of April 4, 2010 the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash and cash equivalents were $13.7 billion at the end of the fiscal first quarter of 2010 as compared with $15.8 billion at the fiscal year end of 2009. The primary uses of cash that contributed to the $2.1 billion decrease were $3.7 billion generated from operating activities offset by $1.9 billion net cash used by investing activities and $3.8 billion used by financing activities.
Cash flow from operations of $3.7 billion was the result of $4.5 billion of net earnings and $1.9 billion of non cash charges related to depreciation and amortization, stock based compensation and deferred tax provision partially offset by $2.8 billion related to changes in assets and liabilities net of effects from acquisitions.
Investing activities use of $1.9 billion cash related to net investments in marketable securities of $0.8 billion, acquisitions of $0.8 billion and $0.4 billion for additions to property, plant and equipment, reduced by $0.1 billion of proceeds from asset sales.

The use of $3.8 billion in financing activities was primarily for dividends to shareholders of $1.4 billion, $2.3 billion net retirement of short-term debt and a net of $0.1 billion for repurchase of common stock net of proceeds from stock options exercised.
In the fiscal first quarter of 2010 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs.
Dividends
On January 4, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.490 per share, payable on March 9, 2010, to shareholders of record as of February 23, 2010.
On April 22, 2010, the Board of Directors declared a regular cash dividend of $0.540 per share, payable on June 15, 2010 to shareholders of record as of June 1, 2010. This represented an increase of 10.2% in the quarterly dividend rate and was the 48th consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular quarterly cash dividends.
OTHER INFORMATION
New Accounting Standards
The Financial Accounting Standards Board (FASB) issued guidance and amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements, which the Company adopted in the fiscal first quarter of 2010. The guidance also (a) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (b) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and(c) eliminates the use of the residual method and requires an entity to allocate the revenue using the relative selling price method. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position however it will expand the disclosures for multiple-deliverable revenue arrangements.
During the fiscal first quarter of 2010 the Company adopted the FASB standard related to variable interest entities. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2010 the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.
Economic and Market Factors
Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care. Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 1999 through 2009 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
The Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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
The information called for by this item is incorporated herein by reference to Note 11 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.

Item 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2010. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

			Total Number of	Remaining
			Shares Purchased	Maximum Number
		Average	as Part of	of Shares that
	Total Number	Price	Publicly	May Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Fiscal Month	Purchased (1)	Share	or Programs(2)	or Programs (3)
January 4, 2010 through January 31, 2010	2,209,400	$64.27	—
February 1, 2010 through February 28, 2010	3,104,600	$62.91	—
March 1, 2010 through April 4, 2010	725,700	$64.23	—
Total	6,039,700		—	16,419,761

(1)	During the fiscal first quarter of 2010, the Company repurchased an aggregate of 6,039,700 shares of Johnson & Johnson Common Stock in open-market transactions. There were no purchases in the first quarter of 2010 pursuant to the repurchase program that was publicly announced on July 9, 2007. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	As of April 4, 2010, an aggregate of 140,377,700 shares were purchased for a total of $8.9 billion since the inception of the repurchase program announced on July 9, 2007.

(3)	As of April 4, 2010, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on April 1, 2010 of $65.77 per share.

Item 6	– EXHIBITS
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010, formatted in Extensive Business Reporting Language (XBRL), (i)consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)
Date: May 10, 2010	By	/s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2010	By	/s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)