Form 10-Q
period 2010-07-04
JOHNSON & JOHNSON
filed 2010-08-11
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 4, 2010
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
     On July 30, 2010 2,754,444,672 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
ASSETS

	July 4, 2010	January 3, 2010
Current assets:
Cash and cash equivalents	$12,713	$15,810

Marketable securities	6,188	3,615

Accounts receivable, trade, less allowances for doubtful accounts $361 (2009, $333)	9,629	9,646

Inventories (Note 2)	5,071	5,180

Deferred taxes on income	2,250	2,793

Prepaid expenses and other receivables	3,172	2,497

Total current assets	39,023	39,541

Property, plant and equipment at cost	28,499	29,251

Less: accumulated depreciation	(14,618)	(14,492)

Property, plant and equipment, net	13,881	14,759

Intangible assets, net (Note 3)	16,459	16,323

Goodwill, net (Note 3)	14,628	14,862

Deferred taxes on income	5,109	5,507

Other assets	3,200	3,690

Total assets	$92,300	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 4, 2010	January 3, 2010
Current liabilities:
Loans and notes payable	$3,715	$6,318

Accounts payable	4,871	5,541

Accrued liabilities	4,186	5,796

Accrued rebates, returns and promotions	2,404	2,028

Accrued salaries, wages and commissions	1,197	1,606

Accrued taxes on income	791	442

Total current liabilities	17,164	21,731

Long-term debt	7,937	8,223

Deferred taxes on income	1,669	1,424

Employee related obligations	6,320	6,769

Other liabilities	6,359	5,947

Total liabilities	39,449	44,094

Shareholders’ equity:

Common stock – par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 7)	(5,705)	(3,058)

Retained earnings	75,252	70,306

Less: common stock held in treasury, at cost (365,708,000 and 365,522,000 shares)	19,816	19,780

Total shareholders’ equity	52,851	50,588

Total liabilities and shareholders’ equity	$92,300	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
		Percent		Percent
	July 4,	to	June 28,	to
	2010	Sales	2009	Sales
Sales to customers (Note 9)	$15,330	100.0%	$15,239	100.0%

Cost of products sold	4,630	30.2	4,450	29.2

Gross profit	10,700	69.8	10,789	70.8

Selling, marketing and administrative expenses	4,756	31.0	4,797	31.5

Research expense	1,648	10.8	1,638	10.7

Interest income	(43)	(0.3)	(25)	(0.1)

Interest expense, net of portion capitalized	101	0.7	110	0.7

Other expense, net	18	0.1	6	—

Earnings before provision for taxes on income	4,220	27.5	4,263	28.0

Provision for taxes on income (Note 5)	771	5.0	1,055	6.9

NET EARNINGS	$3,449	22.5%	$3,208	21.1%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.25		$1.16
Diluted	$1.23		$1.15

CASH DIVIDENDS PER SHARE	$0.54		$0.49

AVG. SHARES OUTSTANDING
Basic	2,756.6		2,756.2
Diluted	2,796.0		2,782.0
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Six Months Ended
	July 4,	Percent	June 28,	Percent
	2010	to Sales	2009	to Sales
Sales to customers (Note 9)	$30,961	100.0%	$30,265	100.0%

Cost of products sold	9,158	29.6	8,701	28.7

Gross profit	21,803	70.4	21,564	71.3

Selling, marketing and administrative expenses	9,535	30.8	9,405	31.1

Research expense	3,205	10.4	3,156	10.4

Interest income	(70)	(0.2)	(50)	(0.1)

Interest expense, net of portion capitalized	209	0.6	216	0.7

Other income, net	(1,576)	(5.1)	(69)	(0.2)

Earnings before provision for taxes on income	10,500	33.9	8,906	29.4

Provision for taxes on income (Note 5)	2,525	8.1	2,191	7.2

NET EARNINGS	$7,975	25.8%	$6,715	22.2%

NET EARNINGS PER SHARE (Note 8)
Basic	$2.89		$2.43
Diluted	$2.85		$2.41

CASH DIVIDENDS PER SHARE	$1.03		$0.95

AVG. SHARES OUTSTANDING
Basic	2,755.7		2,761.3
Diluted	2,796.1		2,785.5
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 4,	June 28,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$7,975	$6,715
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,445	1,355
Stock based compensation	305	341
Decrease in deferred tax provision	604	645

Accounts receivable allowances	46	52

Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(555)	(225)
Increase in inventories	(88)	(339)
Decrease in accounts payable and accrued liabilities	(1,719)	(1,897)
Increase in other current and non-current assets	(704)	(28)
Increase/(Decrease) in other current and non-current liabilities	218	(429)

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,527	6,190

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(897)	(1,002)
Proceeds from the disposal of assets	109	12
Acquisitions, net of cash acquired	(871)	(1,291)
Purchases of investments	(6,695)	(3,485)
Sales of investments	3,800	2,471
Other	(21)	(84)

NET CASH USED BY INVESTING ACTIVITIES	(4,575)	(3,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,839)	(2,623)
Repurchase of common stock	(780)	(1,123)
Proceeds from short-term debt	956	3,082
Retirement of short-term debt	(3,598)	(1,331)
Proceeds from long-term debt	—	9
Retirement of long-term debt	(12)	(16)
Proceeds from the exercise of stock options/excess tax benefits	386	74

NET CASH USED BY FINANCING ACTIVITIES	(5,887)	(1,928)

Effect of exchange rate changes on cash and cash equivalents	(162)	35
(Decrease)/Increase in cash and cash equivalents	(3,097)	918
Cash and Cash equivalents, beginning of period	15,810	10,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,713	$11,686

Acquisitions
Fair value of assets acquired	$909	$1,519
Fair value of liabilities assumed	(38)	(228)
Net cash paid for acquisitions	$871	$1,291
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
During the fiscal first quarter of 2010 the Company adopted the FASB standard related to variable interest entities. The adoption of this standard did not have an impact on the Company’s results of operations, cash flows or financial position.
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
NOTE 2 — INVENTORIES

(Dollars in Millions)	July 4, 2010	January 3, 2010
Raw materials and supplies	$1,072	$1,144
Goods in process	1,469	1,395
Finished goods	2,530	2,641
Inventories	$5,071	$5,180
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

	July 4,	January 3,
(Dollars in Millions)	2010	2010
Intangible assets with definite lives:

Patents and trademarks — gross	$6,381	$5,697
Less accumulated amortization	2,417	2,177
Patents and trademarks – net	3,964	3,520

Other intangibles — gross	7,536	7,808
Less accumulated amortization	2,703	2,680
Other intangibles – net	4,833	5,128

Total intangible assets with definite lives — gross	13,917	13,505
Less accumulated amortization	5,120	4,857
Total intangible assets with definite lives — net	8,797	8,648

Intangible assets with indefinite lives:
Trademarks	5,749	5,938
Purchased in-process research and development*	1,913	1,737
Total intangible assets with indefinite lives	7,662	7,675

Total intangible assets — net	$16,459	$16,323

*	Purchased in-process research and development is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

Goodwill as of July 4, 2010 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at January 3, 2010	$8,074	$1,244	$5,544	$14,862
Acquisitions	—	—	233	233
Currency translation/Other	(400)	(34)	(33)	(467)
Goodwill, net as of July 4, 2010	$7,674	$1,210	$5,744	$14,628
The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 4, 2010 was $353 million, and the estimated amortization expense for the five succeeding years approximates $700 million, per year.
NOTE 4 – FAIR VALUE MEASUREMENTS
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of July 4, 2010, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $23 billion and $3 billion, respectively.
All derivative instruments are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income) and expense, net, and was not material for the fiscal quarters and fiscal six months ended July 4, 2010 and June 28, 2009. Refer to Note 7 for disclosures of movements in Accumulated Other Comprehensive Income.
As of July 4, 2010, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $56 million after-tax. For additional information, see Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to designated derivatives for the fiscal second quarters:*

			Gain/(Loss)
	Gain/(Loss)		reclassified			Gain/(Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI (1)		into income (1)			income/expense (2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	second	second	second	second		second	second
(Dollars in Millions)	quarter	quarter	quarter	quarter		quarter	quarter
Cash Flow Hedges	2010	2009	2010	2009		2010	2009
Foreign exchange contracts	$(53)	$(38)	$(9)	$(13	) (A)	$(20)	$(2)
Foreign exchange contracts	(102)	(117)	(76)	15	(B)	(149)	3
Foreign exchange contracts	44	3	20	12	(C)	16	—
Cross currency interest rate swaps	(82)	84	11	(1	) (D)	—	—
Foreign exchange contracts	35	28	—	6	(E)	20	—
Total	$(158)	$(40)	$(54)	$19		$(133)	$1

*	All amounts shown in the table above are net of tax.

The following table is a summary of the activity related to designated derivatives for the first fiscal six months ended:*

			Gain/(Loss)
	Gain/(Loss)		reclassified			Gain/(Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI (1)		into income (1)			income/expense (2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	six	six	six	six		six	six
(Dollars in Millions)	months	months	months	months		months	months
Cash Flow Hedges	2010	2009	2010	2009		2010	2009
Foreign exchange contracts	$(84)	$(46)	$(29)	$(8	) (A)	$(21)	$(4)
Foreign exchange contracts	(206)	(65)	(98)	34	(B)	(154)	8
Foreign exchange contracts	73	16	21	22	(C)	16	—
Cross currency interest rate swaps	(49)	193	11	(7	) (D)	—	—
Foreign exchange contracts	81	33	(1)	3	(E)	20	1
Total	$(185)	$131	$(96)	$44		$(139)	$5

*	All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research expense

(D)	Included in Interest (income)/Interest expense, net

(E)	Included in Other (income)/expense, net
For the fiscal second quarters ended July 4, 2010 and June 28, 2009, a loss of $21 million and a gain of $10 million, respectively, was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
For the first fiscal six months ended July 4, 2010 and June 28, 2009, a loss of $69 million and a gain of $4 million, respectively, was recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-

based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s significant financial assets and liabilities measured at fair value as of July 4, 2010 and January 3, 2010 were as follows:

	July 4, 2010				January 3, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total (1)
Derivatives designated as hedging instruments :
Assets:
Foreign exchange contracts	—	$384	—	384	436
Cross currency interest rate swaps (2)	—	33	—	33	126
Total		417		417	562
Liabilities:
Foreign exchange contracts	—	557	—	557	608
Cross currency interest rate swaps (3)	—	645	—	645	571
Total		1,202		1,202	1,179
Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	28	—	28	33
Liabilities:
Foreign exchange contracts	—	35	—	35	40
Other Investments (4)	$880	—	—	880	1,134

(1)	As of January 3, 2010, these assets and liabilities are classified as Level 2 with the exception of other investments of $1,134 which are classified as Level 1.

(2)	Includes $26 million and $119 million of non-current assets for July 4, 2010 and January 3, 2010, respectively.

(3)	Includes $645 million and $517 million of non-current liabilities for July 4, 2010 and January 3, 2010, respectively.

(4)	Classified as non-current other assets.
Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of July 4, 2010:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$2,144	2,144
Government securities and obligations	12,799	12,800
Corporate debt securities	960	960
Money market funds	2,173	2,173
Time deposits	825	825

Total cash, cash equivalents and current marketable securities	$18,901	18,902

Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.

Financial Liabilities

Current Debt	$3,715	3,715
Non-Current Debt
5.15% Debentures due 2012	599	655
3.80% Debentures due 2013	500	543
5.55% Debentures due 2017	1,000	1,151
5.15% Debentures due 2018	898	1,023
4.75% Notes due 2019 (1B Euro 1.2388)	1,230	1,409
3% Zero Coupon Convertible Subordinated Debentures due in 2020	190	222

6.73% Debentures due 2023	250	316
5.50% Notes due 2024 (500 GBP 1.5045)	746	807
6.95% Notes due 2029	294	369
4.95% Debentures due 2033	500	532
5.95% Notes due 2037	995	1,168
5.86% Debentures due 2038	700	816
Other (Includes Industrial Revenue Bonds)	35	35

Total Non-Current Debt	$7,937	$9,046

The weighted average effective rate on non-current debt is 5.43%.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 5 — INCOME TAXES
The worldwide effective income tax rates for the first fiscal six months of 2010 and 2009 were 24.0% and 24.6%, respectively. The lower effective tax rate was primarily due to a decline in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect for the first fiscal six months of 2010. In the second quarter of 2010 the Company received a favorable tax ruling related to a litigation settlement which reduced the tax rate previously recorded in the first quarter of 2010.
NOTE 6 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2010 and 2009 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$121	116	33	36
Interest cost	194	182	50	42
Expected return on plan assets	(248)	(227)	(1)	—
Amortization of prior service cost	3	3	(1)	(1)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	59	41	13	14
Net periodic benefit cost	$130	116	94	91

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2010 and 2009 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$247	234	67	70
Interest cost	394	367	100	85
Expected return on plan assets	(500)	(455)	(1)	(1)
Amortization of prior service cost	6	5	(2)	(2)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	117	82	25	28
Net periodic benefit cost	$265	234	189	180
Company Contributions
For the fiscal six months ended July 4, 2010, the Company contributed $518 million and $11 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the first fiscal six months ended July 4, 2010 was $5.3 billion, compared with $7.2 billion for the same period a year ago. Total comprehensive income for the fiscal second quarter ended July 4, 2010 was $1.6 billion, compared with $3.9 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

					Total
	For.				Accum
	Cur.	Gains/	Employee	Deriv.	Other
	Trans.	(Losses)	Benefit	&	Comp. Inc/
(Dollars in Millions)	(Loss)	on Sec.	Plans	Hedges	(Loss)
January 3, 2010	$(508)	(30)	(2,665)	145	(3,058)
2010 six months change
Unrealized gain (loss)		(121)		(185)
Net amount reclassed to net earnings	—	(9)	—	96 *
Net six months change	(2,502)	(130)	74	(89)	(2,647)
July 4, 2010	$(3,010)	(160)	(2,591)	56	(5,705)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended July 4, 2010 and June 28, 2009.

	Fiscal Quarters Ended
	July 4,	June 28,
(Shares in Millions)	2010	2009
Basic net earnings per share	$1.25	$1.16
Average shares outstanding – basic	2,756.6	2,756.2
Potential shares exercisable under stock option plans	175.5	80.8
Less: shares which could be repurchased under treasury stock method	(139.7)	(58.6)
Convertible debt shares	3.6	3.6
Average shares outstanding – diluted	2,796.0	2,782.0
Diluted earnings per share	$1.23	$1.15
The diluted earnings per share calculation for both fiscal second quarters ended July 4, 2010 and June 28, 2009 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal second quarters ended July 4, 2010 and June 28, 2009 excluded 68 million and 178 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended July 4, 2010 and June 28, 2009.

	Fiscal Six Months Ended
	July 4,	June 28,
(Shares in Millions)	2010	2009
Basic net earnings per share	$2.89	$2.43
Average shares outstanding – basic	2,755.7	2,761.3
Potential shares exercisable under stock option plans	175.4	108.4
Less: shares which could be repurchased under treasury stock method	(138.6)	(87.8)
Convertible debt shares	3.6	3.6
Average shares outstanding – diluted	2,796.1	2,785.5
Diluted earnings per share	$2.85	$2.41
The diluted earnings per share calculation for both the fiscal six months ended July 4, 2010 and June 28, 2009 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal six months ended July 4, 2010 and June 28, 2009 excluded 68 million and 151 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
(Dollars in Millions)
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer
U.S.	$1,463	$1,708	(14.3)%
International	2,184	2,146	1.8
Total	3,647	3,854	(5.4)

Pharmaceutical
U.S.	3,110	3,172	(2.0)
International	2,443	2,326	5.0
Total	5,553	5,498	1.0

Medical Devices & Diagnostics
U.S.	2,865	2,776	3.2
International	3,265	3,111	5.0
Total	6,130	5,887	4.1

Worldwide
U.S.	7,438	7,656	(2.8)
International	7,892	7,583	4.1
Total	$15,330	$15,239	0.6%

	Fiscal Six Months Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer
U.S.	$3,023	$3,434	(12.0)%
International	4,390	4,131	6.3
Total	7,413	7,565	(2.0)

Pharmaceutical
U.S.	6,316	6,846	(7.7)
International	4,875	4,432	10.0
Total	11,191	11,278	(0.8)

Medical Devices & Diagnostics
U.S.	5,751	5,428	6.0
International	6,606	5,994	10.2
Total	12,357	11,422	8.2

Worldwide
U.S.	15,090	15,708	(3.9)
International	15,871	14,557	9.0
Total	$30,961	$30,265	2.3%

(1)	Export sales are not significant.
OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer	$669	$695	(3.7)%
Pharmaceutical (2)	1,833	1,701	7.8
Medical Devices & Diagnostics (3)	1,876	2,088	(10.2)
Segments total	4,378	4,484	(2.4)
Expense not allocated to segments (4)	(158)	(221)
Worldwide total	$4,220	$4,263	(1.0)%

	Fiscal Six Months Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer	$1,454	$1,495	(2.7)%
Pharmaceutical (2)	3,803	3,958	(3.9)
Medical Devices & Diagnostics (3)	5,578	3,875	43.9
Segments total	10,835	9,328	16.2
Expense not allocated to segments (4)	(335)	(422)
Worldwide total	$10,500	$8,906	17.9%

(2)	Includes net litigation expense of $115 million and $202 million recorded in the fiscal second quarter and the first fiscal six months of 2010, respectively.

(3)	Includes net litigation expense of $42 million and income of $1,542 million recorded in the fiscal second quarter and the first fiscal six months of 2010, respectively.

(4)	Amounts not allocated to segments include interest income/(expense) , non-controlling interests and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA
(Dollars in Millions)

	Fiscal Quarters Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
U.S.	$7,438	$7,656	(2.8)%
Europe	3,832	3,972	(3.5)
Western Hemisphere, excluding U.S.	1,375	1,215	13.2
Asia-Pacific, Africa	2,685	2,396	12.1

Total	$15,330	$15,239	0.6%

	Fiscal Six Months Ended
	July 4,	June 28,	Percent
(Dollars in Millions)	2010	2009	Change
U.S.	$15,090	$15,708	(3.9)%
Europe	7,934	7,643	3.8
Western Hemisphere, excluding U.S.	2,655	2,277	16.6
Asia-Pacific, Africa	5,282	4,637	13.9

Total	$30,961	$30,265	2.3%
NOTE 10– BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal second quarter of 2010, the Company acquired RespiVert Ltd., a privately held drug discovery company focused on developing small-molecule, inhaled therapies for the treatment of pulmonary diseases.
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
     With respect to RISPERDAL®, the Attorneys General of multiple states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 40 other states have indicated a potential interest in pursuing similar litigation against the Company’s subsidiary, Janssen Pharmaceutica Inc. (Janssen) (now Ortho-McNeil-Janssen Pharmaceuticals Inc. (OMJPI)), and have obtained a tolling agreement staying the running of the statute of limitations while they inquire into the issues. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions. One of these has been dismissed on Summary Judgment. In the case brought by the Attorney General of West Virginia, based on claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, Janssen (now OMJPI) was found liable and damages were assessed at $4.5 million. OMJPI filed an appeal. The West Virginia Supreme Court has accepted Janssen’s appeal from that Judgment. It will be orally argued in September 2010. In the Commonwealth of Pennsylvania suit against Janssen, trial commenced in June 2010. The Judge dismissed the case after the close of the plaintiff’s evidence. The Commonwealth has filed post-trial motions and may appeal. Other cases scheduled for trial are in Louisiana and South Carolina, currently scheduled in September 2010, and Texas scheduled in January 2011. In addition, Attorneys General of many states have been involved in a coordinated civil investigation of OMJPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®.
PATENT LITIGATION
The products of various Johnson & Johnson subsidiaries are the subject of various patent lawsuits, the outcomes of which could potentially adversely affect the ability of those subsidiaries to sell those products, or require the payment of past damages and future royalties.
     On January 29, 2010, Cordis Corporation (Cordis) settled a patent infringement action against Boston Scientific Corporation (Boston Scientific) in Delaware Federal District Court accusing its Express2™, Taxus® and Liberte® stents of infringing the Palmaz and Gray patents. Under the terms of the settlement Boston Scientific dropped its lawsuit in which Cordis’ Cypher stent was found to have infringed their Jang patent and paid Cordis $1.0 billion on February 1, 2010. Boston Scientific also agreed to pay Cordis an additional $725 million plus interest by January 3, 2011. On August 2, 2010, Boston Scientific paid the full $725 million plus interest. The Company recorded the $1.7 billion in the fiscal first quarter of 2010. Cordis granted Boston Scientific a worldwide license under the Palmaz and Gray patents and Boston Scientific granted Cordis a worldwide license under the Jang patents for all stents sold by Cordis except the 2.25mm size Cypher.
     Cordis has several pending lawsuits in the New Jersey and Delaware Federal District Court, against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific and Medtronic Ave, Inc. (Medtronic) alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis. In one of the cases against Boston Scientific, alleging that sales of their Promus™ stent infringed Wright and Falotico patents, on January 20, 2010 the District Court in Delaware found the Wright/Falotico patent invalid for lack of written description and/or lack of enablement. Cordis has appealed this ruling.
     In October 2004, Tyco Healthcare Group, LP, (Tyco) and U.S. Surgical Corporation sued Ethicon Endo-Surgery (EES) alleging that several features of EES’s harmonic scalpel infringed four Tyco patents. In October 2007, the court granted in part and denied in part cross-motions for summary judgment. As a result of the opinion, a number of claims have been found invalid and a number have been found infringed. No claim has been found valid and infringed. Trial commenced in December 2007, and the court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the District of Connecticut asserting three of the four patents from the previous suit and adding new products. The case is scheduled to be trial ready by June 2011.
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
     In April 2009, a bench trial was held before the Federal District Court for the Middle District of Florida on the liability phase of CIBA VISION Corporation’s (CIBA) patent infringement lawsuit alleging that Johnson & Johnson Vision Care, Inc.’s (JJVC) ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. In August 2009, the District Court found two of these patents valid and infringed and entered judgment against JJVC. JJVC has appealed that judgment to the Court of Appeals for the Federal Circuit. On April 27, 2010 the District Court denied Ciba’s motion to permanently enjoin the infringing lenses. If the judgment is upheld on appeal the Court will schedule another trial to determine damages and willfulness.
     In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that Centocor’s SIMPONI™ product, a human anti-TNF alpha antibody, infringes Abbott’s ‘394 patent (the Salfeld patent). The case had been stayed pending the resolution of an arbitration filed by Centocor directed to its claim that it is licensed under the ‘394 patent. In June 2010, the Arbitrator ruled that Centocor did not have a license to the patents-in-suit. The matter will proceed before the District Court of Massachusetts on the issues of infringement and validity of the Abbott patents.
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
The following chart summarizes various patent lawsuits concerning products of the Company’s subsidiaries that have yet to proceed to trial:

			Plaintiff/ Patent		Trial
J&J Product	Company	Patents	Holder	Court	Date**	Date Filed

CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	Q2/11	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	Q1/11	10/07

Blood Glucose Meters and Strips	LifeScan	Wilsey	Roche Diagnostics	D. DE	*	11/07

REMICADE®, ustekinumab, golimumab, ReoPro®	Centocor/COBI	Cabilly II	Genentech	C.D. CA	*	05/08

SIMPONI™	Centocor/COBI	Salfeld	Abbott Laboratories	MA	*	05/09

SIMPONI™	Centocor/COBI	Boyle	Bayer Healthcare	MA	*	08/09

STELARA™	Centocor/COBI	Salfeld	Abbott GmbH	MA	*	08/09

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.

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
     As noted in the following chart, 30-month stays expired during 2009, and will expire in 2010, 2011 and 2012 with respect to ANDA challenges regarding various products:

30-Month
Brand Name	Patent/NDA	Generic		Trial	Date	Stay
Product	Holder	Challenger	Court	Date**	Filed	Expiration

CONCERTA®	McNeil-PPC	Andrx	D. DE	Q4/07	09/05	None
18, 27, 36 and 54 mg controlled	ALZA	KUDCO	D. DE	*	01/10	05/12
release tablet

LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09

ORTHO TRI-CYCLEN® LO	Ortho-McNeil	Watson	D. NJ	*	10/08	03/11
0.18 mg/0.025 mg,		Sandoz	D. NJ	*		10/11
0.215 mg/0.025 mg		Lupin	D. NJ	*	01/10	06/12
and 0.25 mg/0.025 mg

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Par	D. DE	Q2/09	05/07	09/09

					06/07	11/09
					10/07	03/10

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Impax	D. DE		08/08	01/11

					11/08	03/11

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Paddock	D.DRD. Minn.	*	09/09	01/12

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Cipher	D. DE	*	10/09	03/12

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Lupin	D. DE	*	01/10	06/12

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.

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
     In January 2010, the Company’s subsidiary OMJPI filed suit in Federal District Court in New Jersey against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively “Lupin”) in response to Lupin’s ANDA regarding ORTHO TRI-CYCLEN® LO. The Lupin case has been consolidated with the Watson and Sandoz cases (discussed above).
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
     In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contends that the U.S. Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleges that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin concedes validity and that its product would violate the patent if marketed prior to the expiration of the original patent term. Summary judgment against Lupin was granted in May 2009 and Lupin appealed. Oral argument was held in September 2009. In May 2010, the Court of Appeals affirmed the judgment of the trial court in favor of Ortho-McNeil and Daiichi that the patent term extension covering LEVAQUIN®(levofloxacin) is valid. Thereafter, Lupin requested rehearing en banc, which was denied.
     In the ULTRAM® ER actions, Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail) (the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place in April 2009. In August 2009, the Court issued a decision finding the patents-in-suit invalid. Purdue has appealed that decision. In November 2009, the case against Impax was stayed with the consent of all parties. In September and October 2009, respectively, Purdue filed suits against Paddock Laboratories, Inc. (Paddock) and Cipher Pharmaceuticals Inc. (Cipher) on its Tramadol ER formulation patents. In June 2010, the Federal Circuit Court affirmed the District Court’s decision in the Par case. The case against Cipher was dismissed based on the collateral estoppel effect of the Par decision.
     In January 2010, Purdue filed a suit against Lupin Ltd. (Lupin) on its Tramadol ER formulation patents.
GENERAL LITIGATION
In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, plaintiffs filed a motion for certification of a modified class, which the Company opposed. The district court heard oral argument on plaintiffs’ motion in July 2010. The court recently ruled by denying plaintiffs’ motion for certification of the modified class.
     In September 2009, Centocor Ortho Biotech Products, L.P. (COBI) intervened in an inventorship dispute between Kansas University Center for Research (KUCR) involving certain U.S. government-owned VELCADE® formulation patents. KUCR brought this action against the

U.S. government in the District of Kansas seeking to add two Kansas University scientists to the patents. The U.S. government licensed the patents (and their foreign counterparts) to Millennium Pharmaceuticals, Inc., who in turn sublicensed the patents (and their foreign counterparts) to COBI for commercial marketing outside the U.S. If KUCR succeeds in its co-inventorship claim and establishes co-ownership in the U.S. VELCADE® formulation patents, there is a potential for the same issue to arise with respect to the foreign counterparts of the patents. If KUCR is successful, this may adversely affect COBI’s license rights in those countries. In May 2010, the parties reached an agreement to resolve the disputes in this case and will submit the inventorship issue to arbitration, and the case has been stayed pending the arbitration. If KUCR wins the arbitration, the parties will request that the Court issue an order to correct inventorship on the relevant patents; if the U.S. Government, COBI, and MPI prevail, the case will be dismissed with prejudice.
     In February 2009, Basilea Pharmaceutica AG (Basilea) brought an arbitration against the Company and various affiliates alleging that the Company breached the 2005 License Agreement for Cefto-biprole by, among other things, failing to secure FDA approval of the cSSSI (skin) indication and allegedly failing to properly develop the pneumonia indication. Basilea is seeking to recover significant damages and a declaration that the Company materially breached the agreement. The arbitration hearing has concluded, post hearing briefs are being submitted, and a decision by the panel is expected this fall.
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
     In December 2009, the State of Israel (Sheba Medical Center) filed suit against the Company’s subsidiary, Omrix, and its affiliates. In the lawsuit, the

State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology, that he developed while he was a government employee. The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalty on QUIXIL™ and EVICEL™ or, alternatively, transfer of the patents to the State.
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
          The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. Plaintiffs appealed the Class 1 judgment and, in September 2009, the Court of Appeals vacated the judgment and remanded for further proceedings in the District Court. AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Three state cases against certain of the Company’s subsidiaries have been set for trial: Pennsylvania in October 2010, Hawaii in November 2010, Idaho in October 2011, and Kentucky in January 2012. Other state cases are likely to be set for trial in the coming year.
          In April 2010, a lawsuit was filed in the United States District Court for the Northern District of California. The complaint alleges that the company, together with co-defendant Omnicare, Inc. and other unidentified companies or individuals, engaged in a conspiracy to restrain trade and in unlawful, unfair and fraudulent business acts or practices in violation of California Business and Professions Code. The Company filed a motion to dismiss. Plaintiffs then filed an amended complaint. The Company’s answer or other response to the amended complaint is due in September 2010.

          Johnson & Johnson has been named the nominal defendant in six shareholder derivative lawsuits in the U.S. District Court for the District of New Jersey on behalf of Company shareholders against certain current and former directors and officers of the Company derivatively on behalf of the Company: Calamore v. Coleman et. al., filed April 21, 2010; Carpenters Pension Fund of West Virginia v. Weldon, et. al., filed May 5, 2010; Feldman v. Coleman, et. al., filed May 6, 2010; Hawaii Laborers Pension Fund v. Weldon, et. al., filed May 14, 2010; Ryan v. Weldon, et. al., filed June 18, 2010; and Minneapolis Firefighters’ Relief Association, NECA-IBEW Pension Trust Fund, and NECA-IBEW Welfare Trust Fund v. Weldon, et. al., filed June 24, 2010. Each of these shareholder derivative actions is similar in its claims in asserting a variety of alleged breaches of fiduciary duties, including, among other things, that the defendants allegedly engaged in, approved of, or failed to remedy or prevent improper pharmaceutical rebates, improper off-label marketing of pharmaceutical and medical device products, violations of current good manufacturing practice regulations that resulted in product recalls, and failed to disclose the aforementioned alleged misconduct in the Company’s filings under the Securities Exchange Act of 1934. Each complaint seeks a variety of relief, including monetary damages and corporate governance reforms. Motions to consolidate these shareholder derivative actions are pending.
          In addition, on July 27, 2010, a complaint was filed by a shareholder of the Company in New Jersey Superior Court, Chancery Division, Middlesex County (Lipschutz v. Johnson & Johnson) seeking to compel inspection of Company books and records with respect to certain product recalls and various manufacturing plants.
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
     In December 2003, Ortho-McNeil (now OMJPI) received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). In the fiscal second quarter of 2010, OMJPI entered into a settlement agreement resolving the federal government’s investigation. The settlement includes total payments of $81.5 million plus interest, an amount previously reserved. As one part of the resolution, Ortho-McNeil Pharmaceutical, L.L.C., a subsidiary of OMJPI, has agreed to plead guilty to a single misdemeanor violation of the Food, Drug and Cosmetic Act and to pay a $6.1 million criminal fine. OMJPI denies it engaged in any wrongful conduct, beyond acknowledging the limited conduct of Ortho-McNeil Pharmaceutical, L.L.C. that is the basis of the misdemeanor plea. The balance of the total settlement amount is a civil payment, part of which was paid to the federal government and part of which was paid or set aside for payment to states for their Medicaid programs.
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
     In July 2005, Scios Inc. (Scios), a Johnson & Johnson subsidiary, received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. Scios responded to the subpoena. In early August 2005, Scios was advised that the investigation would be handled by the U.S. Attorney’s Office for the Northern District of California in San Francisco. Additional requests for documents have been received and responded to and former Scios employees have testified before a grand jury in San Francisco. The qui tam complaints were unsealed on February 19, 2009. The U.S. government has intervened in one of the qui tam actions, and filed a complaint against Scios and the Company in June 2009. Scios and Johnson & Johnson filed a motion to dismiss the qui tam complaint filed by the government, and that motion was denied. The criminal investigation is continuing and discussions are underway in an effort to settle this matter. Whether a settlement can be reached and on what terms is uncertain.
     In September 2005, the Company received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., (Omnicare) a manager of pharmaceutical benefits for long-term care facilities. The Company’s subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries were subpoenaed to testify before a grand jury in connection with this investigation. In April 2009, the Company was served with the complaints in two civil qui tam cases related to marketing of prescription drugs to Omnicare, Inc. On January 15, 2010, the government filed a complaint intervening in the cases. The complaint asserts claims under the federal False Claims Act and a related state law claim in connection with the marketing of several drugs to Omnicare. The complaints allege that Johnson & Johnson provided Omnicare, Inc. with rebates and other alleged kickbacks, and in so doing, caused Omnicare to file false claims with Medicaid and other government programs. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. A motion to dismiss has been filed and is pending.
     In February 2006, the Company received a subpoena from the U.S. Securities & Exchange Commission (SEC) requesting documents relating to the participation by several Johnson & Johnson subsidiaries in the United Nations Iraq Oil for Food Program. The subsidiaries are cooperating with the SEC and U.S. Department of Justice (DOJ) in producing responsive information.
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
     In June 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts relating to the marketing of biliary stents by the Company’s Cordis subsidiary. Cordis is cooperating in responding to the subpoena. A False Claims Act complaint was filed in Dallas relating to similar issues. The U.S. Department of Justice and several states have declined to intervene at this time. A motion to dismiss the Texas qui tam case is pending.
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
     In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding the financial interest of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc. DePuy Orthopaedics is responding to these requests.
     In May 2010, the Company received a letter from the United States House of Representatives’ Committee on Oversight and Government Reform (“Committee”) requesting information and documents regarding the April 2010, recall of various infants’ and children’s liquid products by McNeil Consumer Healthcare. The Company produced documents and other information in response to these requests. In May 2010, the Committee conducted a public hearing. Thereafter, the Company received a letter from the Committee, requesting information and documents regarding the recall of certain Motrin products by McNeil Consumer Healthcare. The Company produced documents and other information in response to these requests. In addition, McNeil Consumer Healthcare, and certain affiliates including Johnson & Johnson (“the Companies”), received grand jury subpoenas from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents broadly relating to recent recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities. The Companies are cooperating with the United States Attorney’s Office in responding to the subpoenas. Also, multiple complaints seeking class action certification related to the recalls have been filed. The Company has also received Civil Investigative Demands from multiple State Attorneys General Offices relating to the same issues.
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
     The Company is also involved in a number of patent, trademark and other lawsuits incidental to its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any certainty. However, in the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial condition, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company’s results of operations and cash flows for that period.
NOTE 12 – RESTRUCTURING
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
During the fiscal fourth quarter of 2009, the Company recorded $1.2 billion in related pre-tax charges, of which approximately $830 million of the pre-tax restructuring charges are expected to require cash payments. The $1.2 billion of restructuring charges consists of severance costs of $748 million, asset write-offs of $362 million and $76 million related to leasehold and contract obligations. The $362 million of asset write-offs relate to inventory of $113 million (recorded in cost of products sold), property, plant and equipment of $107 million, intangible assets of $81 million and other assets of $61 million. The asset write-offs and leasehold and contract obligations have been substantially completed. Additionally, as part of this program the Company plans to eliminate approximately 7,500 positions of which approximately 3,400 have been eliminated since the restructuring was announced.
The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal second quarter of 2010:

(Dollars in Millions)	Severance
Reserve balance as of:
January 3, 2010	$686
Cash outlays	(176)
July 4, 2010*	$510

*	Cash outlays for severance are expected to be paid out over the next 12 to 18 months in accordance with the Company’s plans and local laws.
NOTE 13 – SUBSEQUENT EVENT
On July 12, 2010 the Company announced a definitive agreement to acquire Micrus Endovascular Corporation, a global developer and manufacturer of minimally invasive devices to address hemorrhagic and ischemic stroke for a net purchase price of approximately $0.5 billion.
On July 12, 2010 Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, completed the divestiture of its Breast Care business to Devicor Medical Products, Inc.
On August 2, 2010 the Company received the full $725 million plus interest from Boston Scientific for the remainder of a settlement, an amount previously expected to be received in January 2011.

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Analysis of Consolidated Sales
For the first fiscal six months of 2010, worldwide sales were $31.0 billion, an increase of 2.3% as compared to 2009 first fiscal six months sales of $30.3 billion. Currency fluctuations had a positive impact of 2.3% and operational growth was flat for the first fiscal six months of 2010.
Sales by U.S. companies were $15.1 billion in the first fiscal six months of 2010, which represented a decrease of 3.9% as compared to the same period last year. Sales by international companies were $15.9 billion, which represented a total increase of 9.0% including an operational increase of 4.2%, and a positive impact from currency of 4.8% as compared to the first fiscal six months sales of 2009.
Sales by companies in Europe achieved growth of 3.8%, including operational growth of 2.9% and a positive impact from currency of 0.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 16.6% including operational growth of 3.1% and a positive impact from currency of 13.5%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 13.9%, including operational growth of 6.9% and an increase of 7.0% related to the positive impact of currency.
For the fiscal second quarter of 2010, worldwide sales were $15.3 billion, an increase of 0.6% including an operational increase of 0.1% as compared to 2009 fiscal second quarter sales of $15.2 billion. Currency fluctuations positively impacted sales by 0.5% for the fiscal second quarter of 2010.
Sales by U.S. companies were $7.4 billion in the fiscal second quarter of 2010, which represented a decrease of 2.8% as compared to the same period last year. Sales by international companies were $7.9 billion, which represented a total increase of 4.1% including an operational increase of 3.0%, and a positive impact from currency of 1.1% as compared to the fiscal second quarter sales of 2009.
Sales by companies in Europe experienced a sales decline of 3.5%, including operational growth of 1.3% and a negative impact from currency of 4.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 13.2% including operational growth of 2.6% and a positive impact from currency of 10.6%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 12.1%, including operational growth of 6.1% and a positive impact from currency of 6.0%.
Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law during March 2010. The newly enacted health care reform legislation included an increase in the minimum Medicaid rebate rate from 15.1% to 23.1% and also extended the rebate to drugs provided through Medicaid managed care organizations. The Company has estimated the total year 2010 impact will be an increase in sales rebates in the range of $400-$500 million of which $150 million and $90 million impacted the Company’s fiscal first six months and fiscal second quarter of 2010, respectively.
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
Analysis of Sales by Business Segments
Consumer
Consumer segment sales in the fiscal first six months of 2010 were $7.4 billion, a decrease of 2.0% as compared to the same period a year ago, including operational decline of 5.1% and a positive currency impact of 3.1%. U.S. Consumer segment sales declined by 12.0% while international sales growth of 6.3%, including operational growth of 0.6% and a positive currency impact of 5.7%.
Major Consumer Franchise Sales – Fiscal Six Months

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
OTC Pharm & Nutr	$2,348	$2,658	(11.7)%	(14.3)%	2.6%
Skin Care	1,763	1,675	5.3	2.9	2.4
Baby Care	1,066	997	6.9	2.1	4.8
Women’s Health	935	904	3.4	(0.4)	3.8
Oral Care	753	751	0.3	(3.6)	3.9
Wound Care/Other	548	580	(5.5)	(8.1)	2.6
Total	$7,413	$7,565	(2.0)%	(5.1)%	3.1%
Consumer segment sales in the fiscal second quarter of 2010 were $3.6 billion, a decrease of 5.4% over the same period a year ago, including an operational decline of 6.5% and a positive currency impact of 1.1%. U.S. Consumer segment sales declined by 14.3% while international sales growth of 1.8%, including an operational decline of 0.2%, and a positive currency impact of 2.0%.
Major Consumer Franchise Sales – Fiscal Second Quarters

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
OTC Pharm & Nutr	$1,141	$1,310	(12.9)%	(13.4)%	0.5%
Skin Care	843	833	1.2	1.1	0.1
Baby Care	537	508	5.7	2.9	2.8
Women’s Health	466	481	(3.1)	(4.5)	1.4
Oral Care	372	386	(3.6)	(5.8)	2.2
Wound Care/Other	288	336	(14.3)	(15.8)	1.5
Total	$3,647	$3,854	(5.4)%	(6.5)%	1.1%
The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 13.4% as compared to prior year fiscal second quarter. Sales were negatively impacted by the voluntary recalls of certain OTC products announced earlier in the year and suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility. The Company anticipates having alternative sources of supply before the end of 2010 for a limited number of the products that were produced at this facility. The impact to 2010 annual sales from not shipping products produced at this facility is estimated at approximately $600 million.

Alternate supply of the remainder of these products is projected to start in the first quarter of 2011 and continue to expand throughout the year. McNeil Consumer Healthcare submitted its comprehensive remediation plan to the Food and Drug Administration (FDA) on July 15, 2010, which encompasses, among other items, training, resources and capital investments in quality and manufacturing systems across the McNeil organization. The Company continues to work closely with the FDA on remediation actions.
The Skin Care franchise achieved operational growth of 1.1%. NEUTROGENA® and JOHNSON’s Adult were the major contributors to this growth.
The Baby Care franchise achieved operational growth of 2.9% over prior year fiscal second quarter. The major contributors to the sales growth were powders and cleansers outside the U.S. partially offset by increased competition in the U.S.
The Women’s Health Franchise experienced an operational decline of 4.5% as compared to prior year fiscal second quarter. Sales were negatively impacted by increased competition and new product launches in the prior year.
The Oral Care franchise experienced an operational decline of 5.8% due in part to the divestiture of the EFFERDENT®/Effergrip® brands in the fiscal fourth quarter of 2009.
Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2010 were $11.2 billion, a total decrease of 0.8% as compared to the same period a year ago with an operational decline of 2.5% and an increase of 1.7% related to the positive impact of currency. U.S. Pharmaceutical sales declined by 7.7% as compared to the same period a year ago. International Pharmaceutical sales growth of 10.0%, included an operational increase of 5.7%, and an increase of 4.3% related to the positive impact of currency.
Major Pharmaceutical Product Revenues – Fiscal Six Months*

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
REMICADE®	$2,316	$2,130	8.7%	8.7%	—%
PROCRIT®/EPREX®	1,049	1,127	(6.9)	(8.2)	1.3
RISPERDAL® CONSTA®	734	673	9.1	6.8	2.3
LEVAQUIN®/FLOXIN®	671	787	(14.7)	(14.8)	0.1
CONCERTA®	652	661	(1.4)	(3.3)	1.9
ACIPHEX®/PARIET®	514	523	(1.7)	(3.6)	1.9
TOPAMAX®	290	784	(63.0)	(63.8)	0.8
Other Pharmaceuticals	4,965	4,593	8.1	5.2	2.9
Total	$11,191	$11,278	(0.8)%	(2.5)%	1.7%

*	Prior year amounts have been reclassified to conform to current year presentation.

Pharmaceutical segment sales in the fiscal second quarter of 2010 were $5.6 billion, a total increase of 1.0% as compared to the same period a year ago with an operational increase of 1.0% and no impact related to currency. U.S. Pharmaceutical sales decreased by 2.0% as compared to the same period a year ago. International Pharmaceutical sales achieved sales growth of 5.0%, including operational growth of 4.9%, and an increase of 0.1% related to the positive impact of currency.
Major Pharmaceutical Product Revenues – Fiscal Second Quarters*

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
REMICADE®	$1,130	$1,102	2.5%	2.5%	–%
PROCRIT®/EPREX®	526	577	(8.8)	(8.1)	(0.7)
RISPERDAL® CONSTA®	355	348	2.0	3.4	(1.4)
CONCERTA®	323	317	1.9	1.2	0.7
LEVAQUIN®/FLOXIN®	300	362	(17.1)	(17.2)	0.1
ACIPHEX®/PARIET®	254	260	(2.3)	(1.6)	(0.7)
TOPAMAX®	142	182	(22.0)	(21.4)	(0.6)
Other Pharmaceuticals	2,523	2,350	7.4	6.8	0.6
Total	$5,553	$5,498	1.0%	1.0%	0.0%

*	Prior year amounts have been reclassified to conform to current year presentation.
REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases, achieved operational growth of 2.5% over prior year fiscal second quarter. Growth was primarily driven by market growth partially offset by lower market share due to increased competition, including other of the Company’s immunology products, SIMPONI® (golimumab) and STELARA® (ustekinumab). REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 8.1%, as compared to the prior year fiscal second quarter. The decline in PROCRIT® sales was due to the declining markets for Erythropoiesis Stimulating Agents (ESAs). The decline in EPREX® sales was due to increased competition and a slowdown in certain European markets.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable antipsychotic, achieved operational growth of 3.4% over the fiscal second quarter of 2009 due to growth outside the U.S.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 1.2% as compared to the prior year fiscal second quarter due to growth outside the U.S. Sales in the U.S. were adversely impacted by the newly enacted health care reform legislation due to changes to rebates to Medicaid managed care organizations. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time.
LEVAQUIN® (levofloxacin)/FLOXIN®(ofloxacin), an anti-infective, experienced an operational decline of 17.2% as compared to the prior year fiscal second quarter primarily due to the decline in the market and increased penetration of generics.
ACIPHEX®/PARIET®, experienced an operational decline of 1.6% as compared to the fiscal second quarter of 2009 primarily due to generic competition in the U.S.
TOPAMAX® (topiramate), experienced an operational decline of 21.4% as compared to prior year fiscal second quarter. Market exclusivity for TOPAMAX® (topiramate) in the U.S. expired in March 2009 and multiple generics have entered the market. Loss of market exclusivity for the TOPAMAX® patent has resulted in a significant reduction in sales in the U.S. In 2009, full year U.S. sales of TOPAMAX® were $0.7 billion. U.S. sales of TOPAMAX® were $0.5 billion in the first quarter of 2009 and $0.2 billion for the remainder of the 2009 fiscal year.
In the fiscal second quarter of 2010, Other Pharmaceutical sales achieved operational growth of 6.8% over the prior year fiscal second quarter. Contributors to the increase were sales of VELCADE® (bortezomib), SIMPONI® (golimumab), STELARA® (ustekinumab), PREZISTA® (darunavir), INTELENCE® (etravirine), NUCYNTA® (tapentadol) and INVEGA SUSTENNA® (paliperidone palmitate). The growth was partially offset by lower sales of DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) and RISPERDAL®/risperidone due to continued generic competition.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal six months of 2010 were $12.4 billion, an increase of 8.2% as compared to the same period a year ago, with 5.8% of this change due to operational increases and an increase of 2.4% related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 6.0% as compared to the prior year. International Medical Devices and Diagnostics sales increase of 10.2% included operational increases of 5.6% and an increase of 4.6% related to the positive impact of currency.
Major Medical Devices and Diagnostics Franchise Sales – Fiscal Six Months

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
DEPUY®	$2,829	$2,615	8.2%	5.9%	2.3%
ETHICON ENDO-SURGERY®	2,364	2,130	11.0	8.2	2.8
ETHICON®	2,279	1,994	14.3	11.6	2.7
CORDIS®	1,327	1,342	(1.1)	(3.3)	2.2
Vision Care	1,326	1,229	7.9	4.6	3.3
Diabetes Care	1,213	1,151	5.4	4.0	1.4
ORTHO-CLINICAL DIAGNOSTICS®	1,019	961	6.0	4.1	1.9
Total	$12,357	$11,422	8.2%	5.8%	2.4%

Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2010 were $6.1 billion, an increase of 4.1% as compared to the same period a year ago, with 3.5% of this change due to operational increases and a positive currency impact of 0.6%. The U.S. Medical Devices and Diagnostics sales growth was 3.2% and the increase in international Medical Devices and Diagnostics sales was 5.0%, which included operational increases of 3.9% and a positive currency impact of 1.1%.
Major Medical Devices and Diagnostics Franchise Sales – Fiscal Second Quarters

	July 4,	June 28,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
DEPUY®	$1,375	$1,323	3.9%	3.5%	0.4%
ETHICON ENDO-SURGERY®	1,196	1,115	7.3	6.6	0.7
ETHICON®	1,132	1,041	8.7	8.2	0.5
Vision Care	662	630	5.1	2.6	2.5
CORDIS®	655	674	(2.8)	(3.4)	0.6
Diabetes Care	616	610	1.0	1.7	(0.7)
ORTHO-CLINICAL DIAGNOSTICS®	494	494	—	(0.5)	0.5
Total	$6,130	$5,887	4.1%	3.5%	0.6%
The DePuy franchise achieved operational growth of 3.5% over the same period a year ago. This was primarily due to growth in the hip and knee product lines. Pressure on pricing continued as a result of economic trends however new product launches have mitigated some of the impact.
The Ethicon Endo-Surgery franchise achieved operational growth of 6.6% over the prior year fiscal second quarter. This was attributable to growth in the Endoscopic, HARMONIC™ and Advanced Sterilization product lines.
The Ethicon franchise achieved operational growth of 8.2% over the prior year fiscal second quarter. Growth was driven by sutures, biosurgicals and Mentor products. Additionally, the acquisition of Acclarent this year contributed to the growth in the quarter.
The Vision Care franchise achieved operational sales growth of 2.6% over the prior year fiscal second quarter. Growth was primarily driven by 1-DAY ACUVUE® TruEyeTM, ACUVUE® OASYS™ for Astigmatism and 1-DAY ACUVUE® MOISTTM partially offset by lower sales of reusable lenses.
The Cordis franchise experienced an operational sales decline of 3.4% as compared to the fiscal second quarter of 2009. The decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased global competition. The decline was partially offset by strong growth in the Biosense Webster business.
The Diabetes Care franchise achieved operational sales growth of 1.7% over the prior year fiscal second quarter. This was primarily attributable to base business growth in the U.S. and growth of the Animas business primarily outside the U.S.
The Ortho-Clinical Diagnostics franchise experienced an operational sales decline of 0.5% as compared to the fiscal second quarter of 2009. Growth of VITROS® 5600 and 3600 was offset by lower sales in donor screening.
Cost of Products Sold and Selling, Marketing and Administrative Expenses

Consolidated costs of products sold for the first fiscal six months of 2010 increased to 29.6% from 28.7% of sales in the same period a year ago. The increase was primarily due to unfavorable product mix attributable to the loss of market exclusivity for TOPAMAX® and the recall of certain OTC products. The cost of products sold for the fiscal second quarter of 2010 increased to 30.2% from 29.2% of sales as compared to the same period a year ago primarily due to the costs associated with the impact of the recall and remediation efforts in the Consumer business as well as the impact of price reductions in the Pharmaceutical and certain Medical Devices and Diagnostics businesses.
Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2010 decreased to 30.8% from 31.1% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2010 decreased to 31.0% from 31.5% of sales as compared to the same period a year ago. The decrease in both the fiscal second quarter and first fiscal six months was primarily due to cost containment initiatives principally resulting from the restructuring charge taken in 2009.
Research & Development
Research activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities for the first fiscal six months of 2009 were $3.2 billion, which was flat to the prior fiscal period. Worldwide costs of research activities for the fiscal second quarter of 2010 were $1.6 billion, which was flat to the prior fiscal period.
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

The change in other (income) expense, net for the first fiscal six months of 2010 was favorable as compared to the same period a year ago primarily due to net gain of $1.5 billion from litigation matters recorded in the fiscal first quarter of 2010. The change in other (income) expense, net for the fiscal second quarter of 2010 was slightly unfavorable as compared to the same period a year ago. In the fiscal second quarter of 2010 the Company recorded $157 million expense related to litigation matters. The Company received a $270 million settlement payment from Medtronic AVE, Inc. during the fiscal second quarter of 2009 which was offset by several smaller litigation matters as well as asset write-downs and other charges.
OPERATING PROFIT BY SEGMENT

Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2010 was 19.6% versus 19.8% for the same period a year ago. The primary driver of the decline in operating profit for the first fiscal six months of 2010 was due to lower sales, and costs associated with the recall of certain OTC products. In addition, 2009 included asset write-downs recorded in the fiscal second quarter of 2009. Operating profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2010 was 18.3% versus 18.0% for the same period a year ago. The decline in the operating profit margins for the fiscal second quarters versus the fiscal six months was due to costs associated with the recall of certain OTC products and the suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility in the second quarter of 2010 and asset write-downs recorded in the fiscal second quarter of 2009.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2010 was 34.0% versus 35.1% for the same period a year ago. The decreased operating profit for the fiscal six months of 2010 was primarily due to $0.2 billion of expense related to litigation matters, the impact of the newly enacted health care reform legislation and unfavorable product mix due to the loss of market exclusivity for TOPAMAX® in the second quarter of 2009. The decrease was partially offset by cost containment initiatives. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2010 was 33.0% versus 30.9% for the same period a year ago. The primary driver of the improvement in the operating profit margin for the fiscal second quarter was lower manufacturing costs and benefits from cost improvement initiatives related to the restructuring charge in 2009 partially offset by $0.1 billion of expense related to litigation matters and the impact of the newly enacted health care reform legislation.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2010 was

45.1% versus 33.9% for the same period a year ago. The primary driver of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for the first fiscal six months was due to a $1.5 billion gain from net litigation matters recorded in 2010. Additionally, in the fiscal second quarter of 2009 the Company received a $270 million settlement payment from Medtronic AVE, Inc., which was partially offset by asset write-downs and other charges. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2010 was 30.6% versus 35.5% for the same period a year ago. The primary drivers of the decline in the operating profit margin for the fiscal second quarter was litigation expense of $42 million recorded in the second quarter of 2010 and a $270 million settlement payment from Medtronic AVE, Inc., which was partially offset by asset write-downs and other charges recorded in the fiscal second quarter of 2009.
Interest (Income) Expense
Interest income increased in both the first fiscal six months and fiscal second quarter of 2010 as compared to the same period a year ago. The ending balance of cash, cash equivalents and marketable securities, was $18.9 billion at the end of the fiscal second quarter of 2010. This is an increase of $4.2 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities and net cash proceeds from litigation matters.
Interest expense decreased slightly in the both the first fiscal six months and the fiscal second quarter of 2010 as compared to the same period a year ago. At the end of the fiscal second quarter of 2010 the Company’s debt position was $11.7 billion compared to $13.6 billion from the same period a year ago. The reduction in current debt in the fiscal second quarter was primarily due to a reduction in Commercial Paper issued.
Provision for Taxes on Income
The worldwide effective income tax rates for the first fiscal six months of 2010 and 2009 were 24.0% and 24.6%, respectively. The lower effective tax rate was primarily due to a decline in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect for the first fiscal six months of 2010. In the second quarter of 2010 the Company received a favorable tax ruling related to a litigation settlement which reduced the tax rate previously recorded in the first quarter of 2010.
As of July 4, 2010 the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Cash and cash equivalents were $12.7 billion at the end of the fiscal second quarter of 2010 as compared with $15.8 billion at the fiscal year end of 2009. The primary uses of cash that contributed to the $3.1 billion decrease were $4.6 billion net cash used by investing activities, primarily the purchase of short-term marketable securities and $5.9 billion used by financing activities partially offset by $7.5 billion generated from operating activities.
Cash flow from operations of $7.5 billion was the result of $8.0 billion of net earnings and $2.3 billion of non cash charges related to depreciation and amortization, stock based compensation and deferred tax provision partially offset by $2.8 billion related to changes in assets and liabilities including a receivable of $0.7 billion from a litigation settlement, net of effects from acquisitions.
Investing activities use of $4.6 billion cash related to net investments in marketable securities of $2.9 billion, acquisitions of $0.9 billion and $0.9 billion for additions to property, plant and equipment, reduced by $0.1 billion of proceeds from asset sales.
The use of $5.9 billion in financing activities was primarily for dividends to shareholders of $2.8 billion, $2.7 billion net retirement of short and long-term debt and a net of $0.4 billion for repurchase of common stock net of proceeds from stock options exercised.
In the fiscal second quarter of 2010 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs however the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On April 22, 2010, the Board of Directors declared a regular cash dividend of $0.540 per share, payable on June 15, 2010 to shareholders of record as of June 1, 2010. This represented an increase of 10.2% in the quarterly dividend rate and was the 48th consecutive year of cash dividend increases.
On July 19, 2010, the Board of Directors declared a regular cash dividend of $0.540 per share, payable on September 14, 2010 to shareholders of record as of August 31, 2010. The Company expects to continue the practice of paying regular quarterly cash dividends.
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
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases. The Company faces various worldwide health care changes that may continue to result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement.
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
Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2010. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

			Total Number of	Remaining
			Shares Purchased	Maximum Number
		Average	as Part of	of Shares that
	Total Number	Price	Publicly	May Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Fiscal Month	Purchased (1)	Share	or Programs (2)	or Programs (3)
April 5, 2010 through May 2, 2010	1,408,200	$64.78	–
May 3, 2010 through May 30, 2010	2,611,700	$63.07	–
May 31, 2010 through July 4, 2010	2,386,000	$58.59	1,474,400
Total	6,405,900		1,474,400	16,829,203

(1)	During the fiscal second quarter of 2010, the Company repurchased an aggregate of 1,474,400 shares of Johnson & Johnson Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 4,931,500 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	As of July 4, 2010, an aggregate of 141,852,100 shares were purchased for a total of $9.0 billion since the inception of the repurchase program announced on July 9, 2007.

(3)	As of July 4, 2010, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on July 2, 2010 of $59.08 per share.
Item 6 – EXHIBITS
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished with this document.
Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010, formatted in Extensive Business Reporting Language (XBRL), (i)consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)
Date: August 11, 2010	By	/s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2010	By	/s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)