Form 10-Q
period 2010-10-03
JOHNSON & JOHNSON
filed 2010-11-10
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1024240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     On October 29, 2010 2,746,253,692 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - October 3, 2010 and January 3, 2010	4

Consolidated Statements of Earnings for the Fiscal Third Quarters Ended October 3, 2010 and September 27, 2009	6

Consolidated Statements of Earnings for the Fiscal Nine Months Ended October 3, 2010 and September 27, 2009	7

Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended October 3, 2010 and September 27, 2009	8

Notes to Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

Part II — Other Information

Item 1 - Legal Proceedings	50

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6 - Exhibits	51

Signatures	52
EX-10.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

	October 3, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,338	$15,810

Marketable securities	7,788	3,615

Accounts receivable, trade, less allowances for doubtful accounts $360 (2009, $333)	10,290	9,646

Inventories (Note 2)	5,409	5,180

Deferred taxes on income	2,418	2,793

Prepaid expenses and other receivables	2,474	2,497

Total current assets	42,717	39,541

Property, plant and equipment at cost	29,927	29,251

Less: accumulated depreciation	(15,567)	(14,492)

Property, plant and equipment, net	14,360	14,759

Intangible assets, net (Note 3)	17,068	16,323

Goodwill, net (Note 3)	15,375	14,862

Deferred taxes on income	5,175	5,507

Other assets	3,552	3,690

Total assets	$98,247	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions)

	October 3, 2010	January 3, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,843	$6,318

Accounts payable	5,477	5,541

Accrued liabilities	4,333	5,796

Accrued rebates, returns and promotions	2,666	2,028

Accrued salaries, wages and commissions	1,314	1,606

Accrued taxes on income	781	442

Total current liabilities	17,414	21,731

Long-term debt	9,182	8,223

Deferred taxes on income	1,725	1,424

Employee related obligations	6,409	6,769

Other liabilities	6,226	5,947

Total liabilities	40,956	44,094

Shareholders’ equity:

Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 7)	(2,924)	(3,058)

Retained earnings	77,272	70,306

Less: common stock held in treasury, at cost (372,132,000 and 365,522,000 shares)	20,177	19,780

Total shareholders’ equity	57,291	50,588

Total liabilities and shareholders’ equity	$98,247	$94,682
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Quarters Ended
	Oct. 3,	Percent	Sept. 27,	Percent
	2010	to Sales	2009	to Sales
Sales to customers (Note 9)	$14,982	100.0%	$15,081	100.0%

Cost of products sold	4,594	30.7	4,434	29.4

Gross profit	10,388	69.3	10,647	70.6

Selling, marketing and administrative expenses	4,709	31.4	4,767	31.6

Research expense	1,657	11.1	1,617	10.7

Interest income	(13)	(0.1)	(28)	(0.2)

Interest expense, net of portion capitalized	108	0.7	142	0.9

Other (income)expense, net	(292)	(2.0)	(96)	(0.6)

Earnings before provision for taxes on income	4,219	28.2	4,245	28.2

Provision for taxes on income (Note 5)	802	5.4	900	6.0

NET EARNINGS	$3,417	22.8%	$3,345	22.2%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.24		$1.21
Diluted	$1.23		$1.20

CASH DIVIDENDS PER SHARE	$0.54		$0.49

AVG. SHARES OUTSTANDING
Basic	2,751.6		2,756.3
Diluted	2,786.4		2,793.0
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; dollars & shares in millions
except per share amounts)

	Fiscal Nine Months Ended
	Oct. 3,	Percent	Sept. 27,	Percent
	2010	to Sales	2009	to Sales
Sales to customers (Note 9)	$45,943	100.0%	$45,346	100.0%

Cost of products sold	13,752	29.9	13,135	29.0

Gross profit	32,191	70.1	32,211	71.0

Selling, marketing and administrative expenses	14,244	31.0	14,172	31.3

Research expense	4,862	10.6	4,773	10.5

Interest income	(83)	(0.2)	(78)	(0.2)

Interest expense, net of portion capitalized	317	0.7	358	0.8

Other (income)expense, net	(1,868)	(4.0)	(165)	(0.4)

Earnings before provision for taxes on income	14,719	32.0	13,151	29.0

Provision for taxes on income (Note 5)	3,327	7.2	3,091	6.8

NET EARNINGS	$11,392	24.8%	$10,060	22.2%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.14		$3.64
Diluted	$4.08		$3.61

CASH DIVIDENDS PER SHARE	$1.57		$1.44

AVG. SHARES OUTSTANDING
Basic	2,754.2		2,760.0
Diluted	2,792.0		2,787.9
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$11,392	$10,060
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,170	2,030
Stock based compensation	474	499
Decrease in deferred tax provision	644	541
Accounts receivable allowances	30	39
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(585)	(61)
Increase in inventories	(197)	(250)
Decrease in accounts payable and accrued liabilities	(1,552)	(1,830)
Increase in other current and non-current assets	(310)	(35)
Increase in other current and non-current liabilities	495	291

NET CASH FLOWS FROM OPERATING ACTIVITIES	12,561	11,284

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,425)	(1,521)
Proceeds from the disposal of assets	324	12
Acquisitions, net of cash acquired	(1,269)	(2,337)
Purchases of investments	(10,679)	(5,922)
Sales of investments	6,669	4,697
Other	(70)	(163)

NET CASH USED BY INVESTING ACTIVITIES	(6,450)	(5,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(4,323)	(3,974)
Repurchase of common stock	(1,512)	(1,172)
Proceeds from short-term debt	1,896	3,903
Retirement of short-term debt	(5,390)	(4,012)
Proceeds from long-term debt	1,079	9
Retirement of long-term debt	(21)	(224)
Proceeds from the exercise of stock options/excess tax benefits	685	300

NET CASH USED BY FINANCING ACTIVITIES	(7,586)	(5,170)

Effect of exchange rate changes on cash and cash equivalents	3	208
(Decrease)/Increase in cash and cash equivalents	(1,472)	1,088
Cash and Cash equivalents, beginning of period	15,810	10,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,338	$11,856

Acquisitions
Fair value of assets acquired	$1,321	$3,193
Fair value of liabilities assumed and non-controlling interests	(52)	(856)
Net cash paid for acquisitions	$1,269	$2,337
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
During the fiscal first quarter of 2010 the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
NOTE 2 — INVENTORIES

(Dollars in Millions)	October 3, 2010	January 3, 2010
Raw materials and supplies	$1,123	$1,144
Goods in process	1,548	1,395
Finished goods	2,738	2,641
Inventories	$5,409	$5,180
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

	October 3,	January 3,
(Dollars in Millions)	2010	2010
Intangible assets with definite lives:

Patents and trademarks — gross	$6,729	$5,697
Less accumulated amortization	2,529	2,177
Patents and trademarks – net	4,200	3,520

Other intangibles — gross	7,748	7,808
Less accumulated amortization	2,810	2,680
Other intangibles – net	4,938	5,128

Total intangible assets with definite lives — gross	14,477	13,505
Less accumulated amortization	5,339	4,857
Total intangible assets with definite lives — net	9,138	8,648

Intangible assets with indefinite lives:
Trademarks	5,971	5,938
Purchased in-process research and development*	1,959	1,737
Total intangible assets with indefinite lives	7,930	7,675

Total intangible assets — net	$17,068	$16,323

*	Purchased in-process research and development is accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.
Goodwill as of October 3, 2010 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at January 3, 2010	$8,074	$1,244	$5,544	$14,862
Acquisitions	—	—	400	400
Currency translation/Other	140	(11)	(16)	113
Goodwill, net as of October 3, 2010	$8,214	$1,233	$5,928	$15,375
The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal nine months ended October 3, 2010 was $528 million, and the estimated amortization expense for the five succeeding years approximates $700 million, per year.
NOTE 4 – FAIR VALUE MEASUREMENTS
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of October 3, 2010, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $23 billion and $3 billion, respectively.
All derivative instruments are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income)/expense, net, and was not material for the fiscal quarters and fiscal nine months ended October 3, 2010 and September 27, 2009. Refer to Note 7 for disclosures of movements in Accumulated Other Comprehensive Income.
As of October 3, 2010, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $51 million after-tax. For additional information, see Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to designated derivatives for the fiscal third quarters in 2010 and 2009:*

			Gain/(Loss)
	Gain/(Loss)		reclassified			Gain/(Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI(1)		into income(1)			income/expense(2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	third	third	third	third		third	third
(Dollars in Millions)	quarter	quarter	quarter	quarter		quarter	quarter
Cash Flow Hedges	2010	2009	2010	2009		2010	2009
Foreign exchange contracts	$45	$27	$(12)	$(6	) (A)	$18	$2

Foreign exchange contracts	(7)	(124)	(106)	3	(B)	121	(2)

Foreign exchange contracts	(46)	(23)	20	—	(C)	(11)	1

Cross currency interest rate swaps	(24)	(49)	(1)	(14	) (D)	—	—

Foreign exchange contracts	(63)	(11)	9	(3	) (E)	(17)	(11)

Total	$(95)	$(180)	$(90)	$(20)		$111	$(10)

*	All amounts shown in the table above are net of tax.
The following table is a summary of the activity related to designated derivatives for the first fiscal nine months ended in 2010 and 2009:*

			Gain/(Loss)
	Gain/(Loss)		reclassified			Gain/(Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI(1)		into income(1)			income/expense(2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	nine	nine	nine	nine		nine	nine
(Dollars in Millions)	months	months	months	months		months	months
Cash Flow Hedges	2010	2009	2010	2009		2010	2009
Foreign exchange contracts	$(39)	$(19)	$(41)	$(14	) (A)	$(3)	$(2)

Foreign exchange contracts	(213)	(189)	(204)	37	(B)	(33)	6

Foreign exchange contracts	27	(7)	41	22	(C)	5	1

Cross currency interest rate swaps	(73)	144	10	(21	) (D)	—	—

Foreign exchange contracts	18	22	8	-	(E)	3	(10)

Total	$(280)	$(49)	$(186)	$24		$(28)	$(5)

*	All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research expense

(D)	Included in Interest (income)/Interest expense, net

(E)	Included in Other (income)/expense, net
For the fiscal third quarters ended October 3, 2010 and September 27, 2009, gains of $119 million and $16 million, respectively, were recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
For the first fiscal nine months ended October 3, 2010 and September 27, 2009, gains of $50 million and $20 million, respectively, were recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s significant financial assets and liabilities measured at fair value as of October 3, 2010 and January 3, 2010 were as follows:

	October 3, 2010				January 3, 2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments :
Assets:
Foreign exchange contracts	—	$387	—	387	436
Cross currency interest rate swaps(2)	—	9	—	9	126
Total		396		396	562

Liabilities:
Foreign exchange contracts	—	912	—	912	608
Cross currency interest rate swaps(3)	—	559	—	559	571
Total		1,471		1,471	1,179

Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	106	—	106	33

Liabilities:
Foreign exchange contracts	—	58	—	58	40

Other Investments(4)	$1,160	—	—	1,160	1,134

(1)	As of January 3, 2010, these assets and liabilities are classified as Level 2 with the exception of other investments of $1,134 which are classified as Level 1.

(2)	Includes $6 million and $119 million of non-current assets for October 3, 2010 and January 3, 2010, respectively.

(3)	Includes $529 million and $517 million of non-current liabilities for October 3, 2010 and January 3, 2010, respectively.

(4)	Classified as non-current other assets.
Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of October 3, 2010:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$2,121	2,121
Government securities and obligations	16,480	16,479
Corporate debt securities	756	756
Money market funds	1,685	1,685
Time deposits	1,084	1,084

Total cash, cash equivalents and current marketable securities	$22,126	22,125

Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.

Financial Liabilities

Current Debt	$2,843	$2,843
Non-Current Debt
5.15% Debentures due 2012	599	651
3.80% Debentures due 2013	500	539
5.55% Debentures due 2017	1,000	1,200
5.15% Debentures due 2018	898	1,050
4.75% Notes due 2019 (1B Euro 1.3669)	1,359	1,580
3% Zero Coupon Convertible Subordinated Debentures due in 2020	193	231
2.95% Debentures due 2020	541	550
6.73% Debentures due 2023	250	338
5.50% Notes due 2024 (500 GBP 1.5819)	784	889
6.95% Notes due 2029	294	392
4.95% Debentures due 2033	500	532
5.95% Notes due 2037	995	1,211
5.86% Debentures due 2038	700	850
4.50% Debentures due 2040	538	544
Other (Includes Industrial Revenue Bonds)	31	31

Total Non-Current Debt	$9,182	$10,588

The weighted average effective rate on non-current debt is 5.25%.
On August 12, 2010 the Company issued an aggregate of $1.1 billion in long-term notes. There were approximately $0.5 billion of 2.95% Notes issued due in 2020 and approximately $0.5 billion of 4.50% Notes issued due in 2040. The proceeds of the notes are expected to be used for general corporate purposes.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 5 — INCOME TAXES
The worldwide effective income tax rates for the first fiscal nine months of 2010 and 2009 were 22.6% and 23.5%, respectively. The lower effective tax rate was primarily due to a decline in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect for the first fiscal nine months of 2010.
NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2010 and 2009 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$125	$114	33	33
Interest cost	198	188	52	43
Expected return on plan assets	(251)	(240)	—	—
Amortization of prior service cost	1	4	(2)	(2)
Recognized actuarial losses	59	35	12	13
Curtailments and Settlements	—	(11)	—	—
Net periodic benefit cost	$132	90	95	87

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2010 and 2009 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
(Dollars in Millions)	2010	2009	2010	2009
Service cost	$372	$348	100	103
Interest cost	592	555	152	128
Expected return on plan assets	(751)	(695)	(1)	(1)
Amortization of prior service cost	7	9	(4)	(4)
Amortization of net transition asset	1	1	—	—
Recognized actuarial losses	176	117	37	41
Curtailments and Settlements	—	(11)	—	—
Net periodic benefit cost	$397	324	284	267
Company Contributions
For the fiscal nine months ended October 3, 2010, the Company contributed $603 million and $17 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the first fiscal nine months ended October 3, 2010 was $11.5 billion, compared with $12.3 billion for the same period a year ago. Total comprehensive income for the fiscal third quarter ended October 3, 2010 was $6.2 billion, compared with $5.1 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, adjustments related to Employee Benefit Plans, net unrealized gains and losses on securities available for sale and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

					Total
	For.				Accum
	Cur.	Gains/	Employee	Deriv.	Other
	Trans.	(Losses)	Benefit	&	Comp. Inc/
(Dollars in Millions)	(Loss)	on Sec.	Plans	Hedges	(Loss)
January 3, 2010	$(508)	(30)	(2,665)	145	(3,058)
2010 nine months change
Unrealized gain (loss)		91		(280)
Net amount reclassed to net earnings	—	(46)	—	186 *
Net nine months change	65	45	118	(94)	134
October 3, 2010	$(443)	15	(2,547)	51	(2,924)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended October 3, 2010 and September 27, 2009.

	Fiscal Quarters Ended
	Oct. 3,	Sept. 27,
(Shares in Millions)	2010	2009
Basic net earnings per share	$1.24	$1.21
Average shares outstanding — basic	2,751.6	2,756.3
Potential shares exercisable under stock option plans	149.6	174.5
Less: shares which could be repurchased under treasury stock method	(118.4)	(141.4)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,786.4	2,793.0
Diluted earnings per share	$1.23	$1.20
The diluted earnings per share calculation for both fiscal third quarters ended October 3, 2010 and September 27, 2009 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal third quarters ended October 3, 2010 and September 27, 2009, excluded 86 million and 77 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended October 3, 2010 and September 27, 2009.

	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,
(Shares in Millions)	2010	2009
Basic net earnings per share	$4.14	$3.64
Average shares outstanding — basic	2,754.2	2,760.0
Potential shares exercisable under stock option plans	149.9	103.9
Less: shares which could be repurchased under treasury stock method	(115.7)	(79.6)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,792.0	2,787.9
Diluted earnings per share	$4.08	$3.61
The diluted earnings per share calculation for both the fiscal nine months ended October 3, 2010 and September 27, 2009, included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal nine months ended October 3, 2010 and September 27, 2009 excluded 85 million and 148 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer
U.S.	$1,277	$1,691	(24.5)%
International	2,290	2,298	(0.3)
Total	3,567	3,989	(10.6)

Pharmaceutical
U.S.	3,054	2,857	6.9
International	2,441	2,392	2.0
Total	5,495	5,249	4.7

Medical Devices & Diagnostics
U.S.	2,800	2,766	1.2
International	3,120	3,077	1.4
Total	5,920	5,843	1.3

Worldwide
U.S.	7,131	7,314	(2.5)
International	7,851	7,767	1.1
Total	$14,982	$15,081	(0.7)%

	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer
U.S.	$4,300	$5,125	(16.1)%
International	6,680	6,429	3.9
Total	10,980	11,554	(5.0)

Pharmaceutical
U.S.	9,370	9,703	(3.4)
International	7,316	6,824	7.2
Total	16,686	16,527	1.0

Medical Devices & Diagnostics
U.S.	8,551	8,194	4.4
International	9,726	9,071	7.2
Total	18,277	17,265	5.9

Worldwide
U.S.	22,221	23,022	(3.5)
International	23,722	22,324	6.3
Total	$45,943	$45,346	1.3%

(1)	Export sales are not significant.
OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer	$501	$812	(38.3)%
Pharmaceutical	1,858	1,637	13.5
Medical Devices & Diagnostics	2,002	2,016	(0.7)
Segments total	4,361	4,465	(2.3)
Expense not allocated to segments (2)	(142)	(220)
Worldwide total	$4,219	$4,245	(0.6)%

	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
Consumer	$1,955	$2,307	(15.3)%
Pharmaceutical (3)	5,661	5,595	1.2
Medical Devices & Diagnostics (4)	7,580	5,891	28.7
Segments total	15,196	13,793	10.2
Expense not allocated to segments (2)	(477)	(642)
Worldwide total	$14,719	$13,151	11.9%

(2)	Amounts not allocated to segments include interest income/(expense), non-controlling interests and general corporate income/(expense).

(3)	Includes net litigation expense of $202 million recorded in the fiscal nine months of 2010.

(4)	Includes net litigation income of $1,542 million recorded in the fiscal nine months of 2010.
SALES BY GEOGRAPHIC AREA

	Fiscal Quarters Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
U.S.	$7,131	$7,314	(2.5)%
Europe	3,629	3,879	(6.4)
Western Hemisphere, excluding U.S.	1,424	1,338	6.4
Asia-Pacific, Africa	2,798	2,550	9.7

Total	$14,982	$15,081	(0.7)%

	Fiscal Nine Months Ended
	Oct. 3,	Sept. 27,	Percent
(Dollars in Millions)	2010	2009	Change
U.S.	$22,221	$23,022	(3.5)%
Europe	11,563	11,522	0.4
Western Hemisphere, excluding U.S.	4,079	3,615	12.8
Asia-Pacific, Africa	8,080	7,187	12.4

Total	$45,943	$45,346	1.3%
NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal third quarter of 2010, the Company acquired Micrus Endovascular Corporation, a global developer and manufacturer of minimally invasive devices to address hemorrhagic and ischemic stroke for a net purchase price of approximately $0.4 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.3 billion.
During the fiscal third quarter of 2010, the Company completed the divestiture of the Breast Care business of Ethicon Endo-Surgery, Inc., to Devicor Medical Products, Inc.
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
     Multiple products of Johnson & Johnson subsidiaries are subject to numerous product liability claims and lawsuits. There are a significant number of claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, RISPERDAL®, LEVAQUIN®, DURAGESIC®, the CHARITÉ™ Artificial Disc, CYPHER® Stent, and ASR™ Hip. These claimants seek substantial compensatory and, where available, punitive damages.
     With respect to RISPERDAL®, the Attorneys General of multiple states and the Office of General Counsel of the Commonwealth of Pennsylvania have filed actions seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of more than 40 other states have indicated a potential interest in pursuing similar litigation against the Company’s subsidiary, Janssen Pharmaceutica Inc. (Janssen) (now Ortho-McNeil-Janssen Pharmaceuticals Inc. (OMJPI)), and have obtained a tolling agreement staying the running of the statute of limitations while they pursue a coordinated civil investigation of OMJPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®. In addition, there are six cases filed by union health plans seeking damages for alleged overpayments for RISPERDAL®, several of which seek certification as class actions. One of these has been dismissed on Summary Judgment. In the case brought by the Attorney General of West Virginia, based on claims for alleged consumer fraud as to DURAGESIC® as well as RISPERDAL®, Janssen (now OMJPI) was found liable and damages were assessed at $4.5 million. OMJPI filed an appeal. The West Virginia Supreme Court accepted Janssen’s appeal from that Judgment and the appeal was argued in September 2010. In September and October 2010 a false claim suit brought under a Louisiana statute was tried. The jury returned a verdict of $257.7 million in favor of that State’s Attorney General and against Janssen and the Company. Post-trial motions challenging the verdict will be filed and if unsuccessful, will be followed by an appeal. The Company believes that it has strong arguments supporting an appeal. Since the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the verdict. In the Commonwealth of Pennsylvania suit against Janssen, trial commenced in June 2010. The Judge dismissed the case after the close of the plaintiff’s evidence. The Commonwealth has filed post-trial motions which are pending. Other cases scheduled for trial are in South Carolina, currently scheduled in February 2011, and Texas scheduled in June 2011.

     In August 2010, DePuy Orthopedics, Inc. (DePuy) announced a world-wide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against the company. The Company has received limited information to date with respect to potential claims and other costs associated with this recall. Accordingly, a reasonable estimate of any future potential liability cannot be estimated at this time.
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
     Cordis has several pending lawsuits in the New Jersey and Delaware Federal District Courts, against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific and Medtronic Ave, Inc. (Medtronic) alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several patents owned by or licensed to Cordis. On January 20, 2010, in one of the cases against Boston Scientific, alleging that sales of their Promus™ stent infringed Wright and Falotico patents, the District Court in Delaware found the Wright/Falotico patent invalid for lack of written description and/or lack of enablement. Cordis has appealed this ruling.
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
     In May 2008, Centocor, Inc. (Centocor) (now Centocor Ortho Biotech Inc. (COBI)) filed a lawsuit against Genentech, Inc. (Genentech) in U.S. District Court for the Central District of California seeking to invalidate the Cabilly II patent. Prior to filing suit, Centocor had a sublicense under this patent from Celltech (who was licensed by Genentech) for REMICADE® and had been paying royalties to Celltech. Centocor has terminated that sublicense and stopped paying royalties. Genentech has filed a counterclaim alleging that REMICADE® infringes its Cabilly II patents. Genentech has dropped all its other claims that the manufacture of REMICADE®, STELARA™, SIMPONI™ and ReoPro® also infringes one of its other patents relating to the purification of antibodies made through recombinant DNA techniques. The court conducted a hearing on Summary Judgment Motions in August 2010. Shortly thereafter the parties settled this case with Centocor receiving license under the Cabilly II patent.
     In April 2009, a bench trial was held before the Federal District Court for the Middle District of Florida on the liability phase of CIBA VISION Corporation’s (CIBA) patent infringement lawsuit alleging that Johnson & Johnson Vision Care, Inc.’s (JJVC) ACUVUE® OASYS™ lenses infringe three of their Nicholson patents. In August 2009, the District Court found two of these patents valid and infringed and entered judgment against JJVC. JJVC has appealed that judgment to the Court of Appeals for the Federal Circuit. On April 27, 2010, the District Court denied CIBA’s motion to permanently enjoin the infringing lenses. Ciba appealed this ruling and its appeal has been consolidated with JJVC’s appeal on the merits. If the judgment is upheld on appeal the Court will schedule another trial to determine damages and willfulness and, depending on the outcome of CIBA’s appeal, possibly injunctive relief. Ciba has also brought suit against JJVC under its counterparts to the Nicholson patents in various European countries. In Holland and France the patents were found valid and infringed and JJVC has been enjoined from selling Oasys. Both those decisions were appealed. In France the appeal was denied. In Holland the appeal remains pending. CIBA’s patents were found to be invalid in Germany, the UK and Austria and CIBA is appealing those decisions.
     In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts. The suit alleges that Centocor’s SIMPONI™ product, a human anti-TNF alpha antibody, infringes Abbott’s ‘394 patent (the Salfeld patent). The case was stayed pending the resolution of an arbitration filed by Centocor directed to its claim that it is licensed under the ‘394 patent. In June 2010, the Arbitrator ruled that Centocor did not have a license to the patents-in-suit. The matter will proceed before the District Court of Massachusetts on the issues of infringement and validity of the Abbott patents.
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
     In August 2009, Bayer Healthcare LLC (Bayer) filed suit against COBI in Massachusetts District Court alleging infringement by COBI’s SIMPONI™ product of its patent relating to human anti-TNF antibodies. Bayer has also filed suit under its European counterpart to these patents in Germany and the Netherlands. The court in the Netherlands held the Dutch patent invalid in a parallel case Bayer brought against Abbott.
     In June 2009, Centocor’s (now COBI) lawsuit alleging that Abbott’s HUMIRA® anti-TNF alpha product infringes Centocor’s ‘775 patent went to trial in Federal District Court in the Eastern District of Texas. On June 28, 2009 a jury returned a verdict finding the patent valid and willfully infringed, and awarded Centocor damages of approximately $1.7 billion. A bench trial on Abbott’s defenses, of inequitable conduct and prosecution laches, was held in August 2009, and the District Court decided these issues in favor of Centocor. All of Abbott’s post trial motions have been denied except that the District Court granted Abbott’s motion to overturn the jury finding of willfulness. Judgment in the amount of $1.9 billion was entered in favor of Centocor in December 2009 and Abbott filed an appeal to the Court of Appeals for the Federal Circuit, therefore the Company has not reflected any of the $1.9 billion in its consolidated financial statements. The oral argument on appeal was held on November 2, 2010. Centocor has also filed a new lawsuit in the Eastern District of Texas seeking damages for infringement of the ‘775 patent attributable to sales of HUMIRA® subsequent to the jury verdict in June 2009.
The following chart summarizes various patent lawsuits concerning products of the Company’s subsidiaries that have yet to proceed to trial:

			Plaintiff/		Trial	Date
J&J Product	Company	Patents	Patent Holder	Court	Date**	Filed

CYPHER® Stent	Cordis	Wall	Wall	E.D. TX	Q2/11	11/07

CYPHER® Stent	Cordis	Saffran	Saffran	E.D. TX	Q1/11	10/07

Blood Glucose Meters and Strips	LifeScan	Wilsey	Roche Diagnostics	D. DE	*	11/07

REMICADE®, ustekinumab, golimumab, ReoPro®	Centocor/COBI	Cabilly II	Genentech	C.D. CA	*	05/08

			Plaintiff/		Trial	Date
J&J Product	Company	Patents	Patent Holder	Court	Date**	Filed

SIMPONI™	Centocor/COBI	Salfeld	Abbott Laboratories	MA	*	05/09

SIMPONI™	Centocor/COBI	Boyle	Bayer Healthcare	MA	*	08/09

STELARA™	Centocor/COBI	Salfeld	Abbott GmbH	MA	*	08/09

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.
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
     As noted in the following chart, 30-month stays expired during 2009, and will expire in 2010, 2011 and 2012 with respect to ANDA challenges regarding various products:

30-Month
Brand Name	Patent/NDA	Generic		Trial	Date	Stay
Product	Holder	Challenger	Court	Date**	Filed	Expiration

CONCERTA® 18, 27, 36 and 54 mg controlled release tablet	Ortho-McNeil-Janssen	Andrx	D. DE	Q4/07	09/05	None
	ALZA	KUDCO	D. DE	*	01/10	05/12

LEVAQUIN® 250, 500, 750 mg tablet	Ortho-McNeil	Lupin	D. NJ	*	10/06	03/09

ORTHO TRI-CYCLEN® LO 0.18 mg/0.025 mg, 0.215 mg/0.025 mg and 0.25 mg/0.025 mg	Ortho-McNeil	Watson	D. NJ	*	10/08	03/11
		Sandoz	D. NJ	*		10/11
		Lupin	D. NJ	*	01/10	06/12

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Par	D. DE	Q2/09	05/07	09/09
					06/07	11/09
					10/07	03/10

30-Month
Brand Name	Patent/NDA	Generic		Trial	Date	Stay
Product	Holder	Challenger	Court	Date**	Filed	Expiration

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Impax	D. DE		08/08	01/11
					11/08	03/11

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Paddock	D.DRD. Minn.	*	09/09	01/12

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Cipher	D. DE	*	10/09	03/12

ULTRAM ER® 100, 200, 300 mg tablet	Ortho-McNeil/Biovail	Lupin	D. DE	*	01/10	06/12

*	Trial date to be scheduled.

**	Q reflects the Company’s fiscal quarter.
In October 2008, the Company’s subsidiary Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) filed suit in Federal District Court in New Jersey against Watson Laboratories, Inc. (Watson) in response to Watson’s ANDA regarding ORTHO TRI-CYCLEN® LO. In June 2009, OMJPI filed suit in Federal District Court in New Jersey against Sandoz Laboratories, Inc. (Sandoz) in response to Sandoz’s ANDA regarding ORTHO TRI-CYCLEN® LO. The Sandoz and Watson cases have been consolidated. In September 2010, OMJPI entered into a settlement agreement with Sandoz.
     In January 2010, the Company’s subsidiary OMJPI filed suit in Federal District Court in New Jersey against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively “Lupin”) in response to Lupin’s ANDA regarding ORTHO TRI-CYCLEN® LO. The Lupin case has been consolidated with the Watson case (discussed above).
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
     ALZA and OMJPI filed suit in Federal District Court in Delaware against Kremers-Urban, LLC and KUDCO Ireland, Ltd. (KUDCO) in January 2010 in response to KUDCO’s ANDA challenge regarding CONCERTA® tablets. In its notice letter, KUDCO contends that two ALZA patents for CONCERTA® are invalid and not infringed by a KUDCO generic.
     In the action against Lupin Pharmaceuticals, Inc. (Lupin) regarding its ANDA concerning LEVAQUIN®, Lupin contended that the U.S. Patent and Trademark Office improperly granted a patent term extension to the patent that Ortho-McNeil (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) licenses from Daiichi Pharmaceuticals, Inc. (Daiichi). Lupin alleged that the active ingredient in LEVAQUIN® was the subject of prior marketing, and therefore was not eligible for the patent term extension. Lupin conceded validity and that its product would violate the patent if marketed prior to the expiration of the original patent term. Summary judgment against Lupin was granted in May 2009 and Lupin appealed. Oral argument was held in September 2009. In May 2010, the Court of Appeals affirmed the judgment of the trial court in favor of Ortho-McNeil and Daiichi that the patent term extension covering LEVAQUIN®(levofloxacin) is valid. Thereafter, Lupin requested rehearing en banc, which was denied.
     In the ULTRAM® ER actions, Ortho-McNeil Pharmaceutical, Inc. (Ortho-McNeil) (now OMJPI), filed lawsuits (each for different dosages) against Par Pharmaceuticals, Inc. and Par Pharmaceuticals Companies, Inc. (Par) in May, June and October 2007 on two Tramadol ER formulation patents owned by Purdue Pharma Products L.P. (Purdue) and Napp Pharmaceutical Group Ltd. (Napp). OMJPI also filed lawsuits (each for different dosages) against Impax Laboratories, Inc. (Impax) on a Tramadol ER formulation patent owned by Purdue and Napp in August and November 2008. Purdue, Napp and Biovail Laboratories International SRL (Biovail) (the NDA holder) joined as co-plaintiffs in the lawsuits against Par and Impax, but Biovail and OMJPI were subsequently dismissed for lack of standing. The trial against Par took place in April 2009. In August 2009, the Court issued a decision finding the patents-in-suit invalid. Purdue has appealed that decision. In November 2009, the case against Impax was stayed with the consent of all parties. In September and October 2009, respectively, Purdue filed suits against Paddock Laboratories, Inc. (Paddock) and Cipher Pharmaceuticals Inc. (Cipher) on its Tramadol ER formulation patents. In June 2010, the Federal Circuit Court affirmed the District Court’s decision in the Par case. The case against Cipher Impax and Paddock were dismissed based on the collateral estoppel effect of the Par decision.
     In January 2010, Purdue filed a suit against Lupin Ltd. (Lupin) on its Tramadol ER formulation patents.
GENERAL LITIGATION
In September 2004, plaintiffs in an employment discrimination litigation initiated against the Company in 2001 in Federal District Court in New Jersey moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the U.S., who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, plaintiffs filed a motion for certification of a modified class, which the Company opposed. The district court heard oral argument on plaintiffs’ motion in July 2010. The court subsequently ruled by denying plaintiffs’ motion for certification of the modified class.

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
     In February 2009, Basilea Pharmaceutica AG (Basilea) brought an arbitration against the Company and various affiliates alleging that the Company breached the 2005 License Agreement for Cefto-biprole by, among other things, failing to secure FDA approval of the cSSSI (skin) indication and allegedly failing to properly develop the pneumonia indication. Basilea is seeking to recover significant damages and a declaration that the Company materially breached the agreement. Post hearing briefs have been submitted and a decision is expected in the fourth quarter 2010.
     In May 2009, COBI commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-Plough (Ireland) Company (collectively, Schering-Plough). COBI and Schering-Plough are parties to a series of agreements (the Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI™ worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong) (the “Territory”). COBI distributes REMICADE® and SIMPONI™, the next generation treatment, within the United States. In the arbitration, COBI seeks a declaration that the agreement and merger between Merck & Co., Inc. (Merck) and Schering-Plough constitutes a change of control under the terms of the Distribution Agreements that permits COBI to terminate the Agreements. The termination of the Distribution Agreements would return to COBI the right to distribute REMICADE® and SIMPONI™ within the Territory. Schering-Plough has filed a response to COBI’s arbitration demand that denies that it has undergone a change of control. The arbitrators were selected and the evidentiary portion of the hearing was concluded in October 2010. Oral argument is scheduled for late 2010. A decision is expected during the first half of 2011.
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
     The MDL Court identified classes of Massachusetts-only private insurers providing “Medi-gap” insurance coverage and private payers for physician-administered drugs where payments were based on AWP (“Class 2” and “Class 3”), and a national class of individuals who made co-payments for physician-administered drugs covered by Medicare (“Class 1”). A trial of the two Massachusetts-only class actions concluded before the MDL Court in December 2006. In June 2007, the MDL Court issued post-trial rulings, dismissing the Johnson & Johnson defendants from the case regarding all claims of Classes 2 and 3, and subsequently of Class 1 as well. Plaintiffs appealed the Class 1 judgment and, in September 2009, the Court of Appeals vacated the judgment and remanded for further proceedings in the District Court. AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Two state cases against certain of the Company’s subsidiaries have been set for trial: Idaho in October 2011, and Kentucky in January 2012. In addition, the state of Pennsylvania commenced trial in Commonwealth Court in October 2010. Other state cases are likely to be set for trial in the coming year.
          In April 2010, a lawsuit was filed in the United States District Court for the Northern District of California. The complaint alleges that the Company, together with co-defendant Omnicare, Inc. and other unidentified companies or individuals, engaged in a conspiracy to restrain trade and in unlawful, unfair and fraudulent business acts or practices in violation of California Business and Professions Code. The Company filed a motion to dismiss. Plaintiffs then filed an amended complaint. The Company has moved to dismiss the amended complaint. A hearing on the Company’s motion to dismiss is scheduled for December 2010.

          Johnson & Johnson has been named the nominal defendant in six shareholder derivative lawsuits in the U.S. District Court for the District of New Jersey on behalf of Company shareholders against certain current and former directors and officers of the Company derivatively on behalf of the Company: Calamore v. Coleman et. al., filed April 21, 2010; Carpenters Pension Fund of West Virginia v. Weldon, et. al., filed May 5, 2010; Feldman v. Coleman, et. al., filed May 6, 2010; Hawaii Laborers Pension Fund v. Weldon, et. al., filed May 14, 2010; Ryan v. Weldon, et. al., filed June 18, 2010; and Minneapolis Firefighters’ Relief Association, NECA-IBEW Pension Trust Fund, and NECA-IBEW Welfare Trust Fund v. Weldon, et. al., filed June 24, 2010. These actions were consolidated on August 17, 2010 into one lawsuit: In re Johnson & Johnson Shareholder Derivative Litigation. An amended consolidated complaint is expected to be filed in November 2010. Additionally, Johnson & Johnson has been named the nominal defendant in a shareholder derivative lawsuit in New Jersey Superior Court on behalf of Company shareholders against certain current and former directors and officers of the Company derivatively on behalf of the Company: Wolin v. Johnson & Johnson, filed September 23, 2010. Each of these shareholder derivative actions is similar in its claims and collectively they assert a variety of alleged breaches of fiduciary duties, including, among other things, that the defendants allegedly engaged in, approved of, or failed to remedy or prevent defective medical devices, improper pharmaceutical rebates, improper off-label marketing of pharmaceutical and medical device products, violations of current good manufacturing practice regulations that resulted in product recalls, and failed to disclose the aforementioned alleged misconduct in the Company’s filings under the Securities Exchange Act of 1934. Each complaint seeks a variety of relief, including monetary damages and corporate governance reforms. Motions to consolidate these shareholder derivative actions are pending.
     On July 27, 2010, a complaint was filed by a shareholder of the Company in New Jersey Superior Court, Chancery Division, Middlesex County (Lipschutz v. Johnson & Johnson) seeking to compel inspection of Company books and records with respect to certain product recalls and various manufacturing plants. This lawsuit was dismissed on October 7, 2010.
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
     In December 2003, Ortho-McNeil (now OMJPI) received a subpoena from the U.S. Attorney’s Office in Boston, Massachusetts seeking documents relating to the marketing, including alleged off-label marketing, of the drug TOPAMAX® (topiramate). In the fiscal second quarter of 2010, OMJPI entered into a settlement agreement resolving the federal government’s investigation. The settlement includes total payments of $81.5 million plus interest, an amount previously reserved. As one part of the resolution, Ortho-McNeil Pharmaceutical, LLC, a subsidiary of OMJPI, has agreed to plead guilty to a single misdemeanor violation of the Food, Drug and Cosmetic Act and to pay a $6.1 million criminal fine. OMJPI denies it engaged in any wrongful conduct, beyond acknowledging the limited conduct of Ortho-McNeil Pharmaceutical, LLC, that is the basis of the misdemeanor plea. The balance of the total settlement amount is a civil payment, part of which was paid to the federal government and part of which was paid or set aside for payment to states for their Medicaid programs.
     In January 2004, Janssen (now OMJPI) received a subpoena from the Office of the Inspector General of the U.S. Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® (risperidone) from 1997 to 2002. Documents subsequent to 2002 have also been requested. An additional subpoena seeking information about marketing of and adverse reactions to RISPERDAL® was received from the U.S. Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Subpoenas seeking testimony from various witnesses before a grand jury have also been received. Janssen is cooperating in responding to ongoing requests for documents and witnesses. The government is continuing to actively investigate this matter. In February 2010, the government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. Discussions are ongoing in an effort to resolve potential criminal and civil litigation arising from these matters. Whether a resolution can be reached and on what terms is uncertain.
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
     In November 2007, the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to DePuy seeking information regarding financial relationships between a number of Massachusetts-based orthopedic surgeons and providers and DePuy. DePuy has responded to Massachusetts’ additional requests.
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
     In September 2005, the Company received a subpoena from the U.S. Attorney’s Office, District of Massachusetts, seeking documents related to sales and marketing of eight drugs to Omnicare, Inc., (Omnicare) a manager of pharmaceutical benefits for long-term care facilities. The Company’s subsidiaries involved responded to the subpoena. Several employees of the Company’s pharmaceutical subsidiaries were subpoenaed to testify before a grand jury in connection with this investigation. In April 2009, the Company was served with the complaints in two civil qui tam cases related to marketing of prescription drugs to Omnicare, Inc. On January 15, 2010, the government filed a complaint intervening in the cases. The complaint asserts claims under the federal False Claims Act and a related state law claim in connection with the marketing of several drugs to Omnicare. The complaints allege that Johnson & Johnson provided Omnicare, Inc. with rebates and other alleged kickbacks, and in so doing, caused Omnicare to file false claims with Medicaid and other government programs. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. The Company’s motion to dismiss the government’s and relators’complaints, the government’s and relators’ oppositions, and the Company’s reply brief have been filed. A hearing on the Company’s motion to dismiss was held on October 7, 2010. The court has not ruled on the motion.
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
     In May 2007, the New York State Attorney General issued a subpoena seeking information relating to the marketing and safety of PROCRIT®. The Company has responded to these requests.
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
     In March 2008, the Company received a letter request from the Attorney General of the State of Michigan. The request seeks documents and information relating to nominal price transactions. The Company responded to the request.
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
          In April 2009, the Company received a HIPPA subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Boston) seeking information regarding the Company’s financial relationship with several psychiatrists. The Company has responded to this request.
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
     In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding the financial interest of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc. DePuy Orthopaedics has responded to these requests.
          In May 2010, the Company received a letter from the United States House of Representatives’ Committee on Oversight and Government Reform (“Committee”) requesting information and documents regarding the April 2010 recall of various infants’ and children’s liquid products by McNeil Consumer Healthcare. The Company produced documents and other information in response to these requests. In May 2010, the Committee conducted a public hearing. Thereafter, the Company received additional information requests from the Committee, including requests regarding the recall of certain Motrin products by McNeil Consumer Healthcare. The Company produced documents and other information in response to these requests. The Committee held another public hearing on September 30, 2010, and the Company continues to cooperate fully with the Committee’s ongoing information requests.
          In addition, McNeil Consumer Healthcare, and certain affiliates including Johnson & Johnson (“the Companies”), received grand jury subpoenas from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents broadly relating to recent recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities. The Companies are cooperating with the United States Attorney’s Office in responding to these subpoenas.
          The Companies have also received Civil Investigative Demands (CID) from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to produce documents in response to these CIDs and otherwise cooperate with these inquiries.
          Furthermore, a lawsuit was filed by a shareholder in the United States District Court for the District of New Jersey: Monk v. Johnson & Johnson. The complaint seeks class certification based upon the anti-fraud provisions of the federal securities laws related to the McNeil manufacturing facilities. More specifically, this complaint alleges that the Companies and certain individuals, including officers and employees, failed to disclose that a number of manufacturing facilities were failing to maintain current good manufacturing practices (cGMPs) and, as a result, the price of the Company’s stock has declined significantly.
          Multiple complaints seeking class action certification related to the McNeil recalls have been filed in the United States District Court for the Eastern District of Pennsylvania, the Northern District of Illinois, the Central District of California, and the Southern District of Ohio. These consumer complaints allege generally that purchasers of McNeil’s children’s medicines are owed money damages and penalties because they paid premium prices for defective medications rather than less expensive alternative medications. Each complaint seeks certification of a nation-wide class of purchasers of children’s medicines. On October 8, 2010, the Judicial Panel on Multidistrict Litigation consolidated these consumer complaints: Haviland v. McNeil (E.D. Pa.); Smith v. McNeil (N.D. Ill.); Burrell v. McNeil (N.D. Ill.); DeGroot v. McNeil (N.D. Ill.); Michaud v. McNeil, (N.D. Ill.); Nguyen v. McNeil (N.D. Ill.); Roberson v. McNeil (N.D. Ill.); Rivera v. Johnson & Johnson (C.D. Cal.)for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. Defendants have requested that the more recently filed case of Coleman v. McNeil (S.D. Ohio) be transferred to that same court.
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
During the fiscal fourth quarter of 2009, the Company recorded $1.2 billion in related pre-tax charges, of which approximately $830 million of the pre-tax restructuring charges are expected to require cash payments. The $1.2 billion of restructuring charges consists of severance costs of $748 million, asset write-offs of $362 million and $76 million related to leasehold and contract obligations. The $362 million of asset write-offs relate to inventory of $113 million (recorded in cost of products sold), property, plant and equipment of $107 million, intangible assets of $81 million and other assets of $61 million. The asset write-offs and leasehold and contract obligations have been substantially completed. Additionally, as part of this program the Company plans to eliminate approximately 7,500 positions of which approximately 4,300 have been eliminated since the restructuring was announced.
The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal third quarter of 2010:

(Dollars in Millions)	Severance
Reserve balance as of:
January 3, 2010	$686
Cash outlays	(253)
October 3, 2010*	$433

*	Cash outlays for severance are expected to be paid out over the next 12 to 15 months in accordance with the Company’s plans and local laws.
NOTE 13 — SUBSEQUENT EVENT
On October 6, 2010 the Company announced a definitive agreement with Crucell N.V. to acquire the remaining 81.6% of outstanding equity of Crucell N.V. that it does not already own for approximately euro 1.75 billion in a cash tender offer. Crucell is a global biopharmaceutical company focused on the research & development, production and marketing of vaccines and antibodies against infectious disease worldwide.

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Analysis of Consolidated Sales

For the fiscal nine months of 2010, worldwide sales were $45.9 billion, an increase of 1.3% as compared to 2009 fiscal nine months sales of $45.3 billion. Currency fluctuations had a positive impact of 1.3% and operational growth was flat for the fiscal nine months of 2010.
Sales by U.S. companies were $22.2 billion in the fiscal nine months of 2010, which represented a decrease of 3.5% as compared to the same period last year. Sales by international companies were $23.7 billion, which represented a total increase of 6.3% including an operational increase of 3.7%, and a positive impact from currency of 2.6% as compared to the fiscal nine months sales of 2009.
Sales by companies in Europe achieved growth of 0.4%, including operational growth of 2.6% and a negative impact from currency of 2.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.8% including operational growth of 2.5% and a positive impact from currency of 10.3%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 12.4%, including operational growth of 5.9% and an increase of 6.5% related to the positive impact of currency.
For the fiscal third quarter of 2010, worldwide sales were $15.0 billion, a decrease of 0.7% including an operational increase of 0.1% as compared to 2009 fiscal third quarter sales of $15.1 billion. Currency translation negatively impacted sales by 0.8% for the fiscal third quarter of 2010.
Sales by U.S. companies were $7.1 billion in the fiscal third quarter of 2010, which represented a decrease of 2.5% as compared to the same period last year. Sales by international companies were $7.9 billion, which represented a total increase of 1.1% including an operational increase of 2.6%, and a negative impact from currency of 1.5% as compared to the fiscal third quarter sales of 2009.
Sales by companies in Europe experienced a sales decline of 6.4%, including operational growth of 1.8% and a negative impact from currency of 8.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 6.4% including operational growth of 1.7% and a positive impact from currency of 4.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 9.7%, including operational growth of 4.1% and a positive impact from currency of 5.6%.
U.S. Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law during March 2010. The newly enacted health care reform legislation included an increase in the minimum Medicaid rebate rate from 15.1% to 23.1% and also extended the rebate to drugs provided through Medicaid managed care organizations. The Company has estimated the total year 2010 impact will be an increase in sales rebates estimated at approximately $400 million, of which

$260 million and $110 million impacted the Company’s fiscal nine months and fiscal third quarter of 2010, respectively.
Beginning in 2011, companies that sell branded prescription drugs to specified U.S. Government programs will pay an annual non-tax deductible fee based on an allocation of the Company’s market share of branded prior year sales. Additionally, in 2011, discounts will be provided on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap, “donut hole”. Beginning in 2013, the Company will record the tax deductible 2.3% excise tax imposed on the sale of certain medical devices.
Puerto Rico Income and Excise Tax Legislation
On October 25, 2010, the Commonwealth of Puerto Rico enacted a law effective January 1, 2011 that imposes a tax on corporations that transact business with companies operating in Puerto Rico. A 4% excise tax will be imposed on purchases from Puerto Rico in excess of $75 million in a year. Under the new law, the tax rate will decline gradually each year to a level of 1% in 2016. The Company is currently assessing the impact of the new tax bill.
Analysis of Sales by Business Segments
Consumer
Consumer segment sales in the fiscal nine months of 2010 were $11.0 billion, a decrease of 5.0% as compared to the same period a year ago, including an operational decline of 6.9% and a positive currency impact of 1.9%. U.S. Consumer segment sales declined by 16.1% while international sales growth of 3.9%, included operational growth of 0.5% and a positive currency impact of 3.4%.
Major Consumer Franchise Sales — Fiscal Nine Months

	Oct. 3,	Sept. 27,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
OTC Pharm & Nutr	$3,457	$4,056	(14.8)%	(16.1)%	1.3%
Skin Care	2,563	2,517	1.8	0.2	1.6
Baby Care	1,632	1,541	5.9	2.5	3.4
Women’s Health	1,394	1,406	(0.9)	(3.1)	2.2
Oral Care	1,137	1,161	(2.1)	(4.8)	2.7
Wound Care/Other	797	873	(8.7)	(10.4)	1.7
Total	$10,980	$11,554	(5.0)%	(6.9)%	1.9%
Consumer segment sales in the fiscal third quarter of 2010 were $3.6 billion, a decrease of 10.6% over the same period a year ago, including an operational decline of 10.2% and a negative currency impact of 0.4%. U.S. Consumer segment sales declined by 24.5%. International Consumer segment sales declined by 0.3%, including operational growth of 0.4%, and a negative currency impact of 0.7%.

Major Consumer Franchise Sales — Fiscal Third Quarters

	Oct. 3,	Sept. 27,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
OTC Pharm & Nutr	$1,109	$1,398	(20.7)%	(19.4)%	(1.3)%
Skin Care	800	842	(5.0)	(4.9)	(0.1)
Baby Care	566	544	4.0	3.3	0.7
Women’s Health	459	502	(8.6)	(7.9)	(0.7)
Oral Care	384	410	(6.3)	(6.8)	0.5
Wound Care/Other	249	293	(15.0)	(15.0)	0.0
Total	$3,567	$3,989	(10.6)%	(10.2)%	(0.4)%
The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 19.4% as compared to prior year fiscal third quarter. Sales were negatively impacted by the voluntary recalls of certain OTC products announced earlier in the year and suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility. The Company’s Canadian affiliate has begun to ship small quantities for a limited number of the products that were previously produced at the McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility. The impact to 2010 annual sales from not shipping products produced at this facility is estimated at approximately $600 million.
Alternate supply of the remainder of these products is projected to start in the first quarter of 2011 and continue to expand throughout the year. McNeil Consumer Healthcare submitted its comprehensive action plan to the Food and Drug Administration (FDA) on July 15, 2010, which encompasses, among other items, training, resources and capital investments in quality and manufacturing systems across the McNeil organization. The Company continues to communicate with the FDA on remediation actions.
The Skin Care franchise experienced an operational decline of 4.9% due in part to a temporary product supply issue in the Neutrogena product line.
The Baby Care franchise achieved operational growth of 3.3% over the prior year fiscal third quarter primarily due to growth in the Asia Pacific region.
The Women’s Health Franchise experienced an operational decline of 7.9% as compared to prior year fiscal third quarter primarily due to increased competitive pressures.
The Oral Care franchise experienced an operational decline of 6.8% primarily due to the divestiture of the EFFERDENT®/Effergrip® brands in the fiscal fourth quarter of 2009 and lower sales of toothbrushes.
Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2010 were $16.7 billion, an increase of 1.0% as compared to the same period a year ago with an operational increase of 0.2% and an increase of 0.8% related to the positive impact of currency. U.S. Pharmaceutical sales declined by 3.4% as compared to the same period a year ago. International Pharmaceutical sales growth of

7.2%, included an operational increase of 5.3%, and an increase of 1.9% related to the positive impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Nine Months*

	Oct. 3,	Sept. 27,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
REMICADE®	$3,545	$3,166	12.0%	12.0%	—%
PROCRIT®/EPREX®	1,455	1,669	(12.8)	(12.9)	0.1
RISPERDAL® CONSTA®	1,112	1,026	8.4	8.2	0.2
LEVAQUIN®/FLOXIN®	957	1,098	(12.8)	(12.9)	0.1
CONCERTA®	951	945	0.6	(0.6)	1.2
ACIPHEX®/PARIET®	754	784	(3.8)	(4.2)	0.4
TOPAMAX®	417	959	(56.5)	(56.8)	0.3
Other Pharmaceuticals	7,495	6,880	8.9	7.3	1.6
Total	$16,686	$16,527	1.0%	0.2%	0.8%

*	Prior year amounts have been reclassified to conform to current year presentation.
Pharmaceutical segment sales in the fiscal third quarter of 2010 were $5.5 billion, a total increase of 4.7% as compared to the same period a year ago with an operational increase of 5.9% and a decrease of 1.2% due to the negative impact of currency. U.S. Pharmaceutical sales achieved sales growth of 6.9% as compared to the same period a year ago. International Pharmaceutical sales achieved sales growth of 2.0%, including operational growth of 4.6%, and a decrease of 2.6% related to the negative impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Third Quarters*

	Oct. 3,	Sept. 27,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
REMICADE®	$1,229	$1,036	18.6%	18.6%	—%
PROCRIT®/EPREX®	406	542	(25.1)	(22.9)	(2.2)
RISPERDAL® CONSTA®	378	353	7.1	11.0	(3.9)
CONCERTA®	299	284	5.3	5.8	(0.5)
LEVAQUIN®/FLOXIN®	286	311	(8.0)	(8.1)	0.1
ACIPHEX®/PARIET®	240	261	(8.0)	(5.3)	(2.7)
TOPAMAX®	127	175	(27.4)	(25.4)	(2.0)
Other Pharmaceuticals	2,530	2,287	10.6	11.7	(1.1)
Total	$5,495	$5,249	4.7%	5.9%	(1.2)%

*	Prior year amounts have been reclassified to conform to current year presentation.
REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases, achieved operational growth of 18.6% over prior year fiscal third quarter. Growth was primarily driven by market growth partially offset by lower market share due to increased competition, including the Company’s other immunology products, SIMPONI® (golimumab) and STELARA® (ustekinumab). U.S. export sales grew 75.5% versus the prior year fiscal third quarter primarily driven by an increase in customer production planning needs. REMICADE® is competing in a market which is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 22.9%, as compared to the prior year fiscal third quarter. The decline in PROCRIT® sales was due to the declining U.S. market for Erythropoiesis Stimulating Agents (ESAs) and the impact of the recall announced by the Company’s supplier, Amgen, in September. The decline in EPREX® sales was due to increased competition and a slowdown in certain European markets.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable antipsychotic, achieved operational growth of 11.0% over the fiscal third quarter of 2009 due to growth outside the U.S. Sales in the U.S. were primarily impacted by lower market share due to increased competition including sales of the Company’s long-acting injectable, INVEGA® SUSTENNA™.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 5.8% as compared to the prior year fiscal third quarter due to market growth. Sales growth in the U.S. was partially offset by the health care reform legislation enacted in March 2010 resulting from changes to rebates to Medicaid managed care organizations. On November 2, 2010, the Company entered into a U.S. supply and distribution agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® beginning May 1, 2011. Although the original CONCERTA® patent expired in 2004, the FDA has not approved any generic version that is substitutable for CONCERTA®. Parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA® , which are pending and may be approved at any time.
LEVAQUIN® (levofloxacin)/FLOXIN® (ofloxacin), an anti-infective, experienced an operational decline of 8.1% as compared to the prior year fiscal third quarter primarily due to the decline in the market and increased penetration of generics. Market exclusivity in the U.S. expires in June 2011. The expiration of a product’s market exclusivity is likely to result in a significant reduction in sales.
ACIPHEX®/PARIET®, experienced an operational decline of 5.3% as compared to the fiscal third quarter of 2009 primarily due to generic competition in the U.S.
TOPAMAX® (topiramate), experienced an operational decline of 25.4% as compared to prior year fiscal third quarter. Market exclusivity for TOPAMAX® (topiramate) expired in March 2009 in the U.S. and in September 2009 in most European countries. Multiple generics have entered the market. Loss of market exclusivity for the TOPAMAX® patent has resulted in the significant reduction of sales in the U.S. and Europe.

In the fiscal third quarter of 2010, Other Pharmaceutical sales achieved operational growth of 11.7% over the prior year fiscal third quarter. Contributors to the increase were sales of VELCADE® (bortezomib), SIMPONI® (golimumab), STELARA® (ustekinumab), PREZISTA® (darunavir), INTELENCE® (etravirine), NUCYNTA® (tapentadol) and INVEGA SUSTENNA® (paliperidone palmitate). Additionally, growth of ORTHO TRI-CYCLEN® LO was impacted by a generic version shipped by a competitor in the prior year fiscal third quarter. Subsequently, the generic manufacturer recognized the validity of the patent, paid damages for its infringing sales and ceased further shipments of the product. This growth was partially offset by lower sales of DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) and RISPERDAL®/risperidone due to continued generic competition.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal nine months of 2010 were $18.2 billion, an increase of 5.9% as compared to the same period a year ago, with 4.5% of this change due to operational increases and an increase of 1.4% related to the positive impact of currency. The U.S. Medical Devices and Diagnostics sales increase was 4.4% as compared to the prior year. International Medical Devices and Diagnostics sales increase of 7.2% included operational increases of 4.5% and an increase of 2.7% related to the positive impact of currency.
Major Medical Devices and Diagnostics Franchise Sales — Fiscal Nine Months

	Oct. 3,	Sept.	Total	Operations	Currency
(Dollars in Millions)	2010	27, 2009	Change	Change	Change
DEPUY®	$4,138	$3,899	6.1%	4.8%	1.3%
ETHICON ENDO-SURGERY®	3,501	3,236	8.2	6.5	1.7
ETHICON®	3,351	3,013	11.2	9.7	1.5
Vision Care	2,021	1,888	7.0	4.0	3.0
CORDIS®	1,923	1,982	(3.0)	(4.4)	1.4
Diabetes Care	1,826	1,785	2.3	2.9	(0.6)
ORTHO-CLINICAL DIAGNOSTICS®	1,517	1,462	3.8	2.6	1.2
Total	$18,277	$17,265	5.9%	4.5%	1.4%
Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2010 were $5.9 billion, an increase of 1.3% as compared to the same period a year ago, with 1.9% of this change due to operational increases and a negative currency impact of 0.6%. The U.S. Medical Devices and Diagnostics sales growth was 1.2% and the increase in international Medical Devices and Diagnostics sales was 1.4%, which included operational increases of 2.6% and a negative currency impact of 1.2%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Third Quarters

	Oct. 3,	Sept. 27,	Total	Operations	Currency
(Dollars in Millions)	2010	2009	Change	Change	Change
DEPUY®	$1,309	$1,284	1.9%	2.6	(0.7)%
ETHICON ENDO-SURGERY®	1,137	1,106	2.8	3.3	(0.5)
ETHICON®	1,072	1,019	5.2	6.0	(0.8)
Vision Care	695	659	5.5	3.1	2.4
Diabetes Care	613	634	(3.3)	1.0	(4.3)
CORDIS®	596	640	(6.9)	(6.6)	(0.3)
ORTHO-CLINICAL DIAGNOSTICS®	498	501	(0.6)	(0.4)	(0.2)
Total	$5,920	$5,843	1.3%	1.9%	(0.6)%
The DePuy franchise achieved operational growth of 2.6% over the same period a year ago. This growth was primarily due to an increase in the knee and Mitek sports medicine product line and growth of the hip product line outside the U.S. Pressure on pricing continued as a result of economic trends, however new product launches have mitigated some of the impact.
The Ethicon Endo-Surgery franchise achieved operational growth of 3.3% over the prior year fiscal third quarter. This was attributable to growth in the Endoscopic, HARMONIC™, SurgRx Enseal and Advanced Sterilization product lines. The growth was partially offset by the divestiture of the breast care business in the third quarter of 2010.
The Ethicon franchise achieved operational growth of 6.0% over the prior year fiscal third quarter. This was attributable to sales of newly acquired products from the Acclarent acquisition in the fiscal first quarter of 2010 in addition to growth in the sutures, biosurgicals, meshes and Mentor product lines.
The Vision Care franchise achieved operational sales growth of 3.1% over the prior year fiscal third quarter. Growth was primarily driven by 1-DAY ACUVUE® TruEyeTM, ACUVUE® OASYS™ for Astigmatism and 1-DAY ACUVUE®DEFINETM partially offset by lower sales of reusable lenses.
The Diabetes Care franchise achieved operational sales growth of 1.0% over the prior year fiscal third quarter. This was primarily attributable to base business growth in the U.S. and Asia Pacific region as well as growth of the Animas business primarily outside the U.S.
The Cordis franchise experienced an operational sales decline of 6.6% as compared to the fiscal third quarter of 2009. The decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased competition. The decline was partially offset by strong growth in the Biosense Webster business.
The Ortho-Clinical Diagnostics franchise experienced an operational sales decline of 0.4% as compared to the fiscal third quarter of 2009. Growth of VITROS® 5600 and 3600 was offset by lower sales in donor screening primarily due to more selective screening for Chagas testing in the U.S.

Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the fiscal nine months of 2010 increased to 29.9% from 29.0% of sales in the same period a year ago. The major contributors to the increase as a percent to sales were costs associated with the impact of the OTC recall and remediation efforts in the Consumer business, lower selling prices in the Pharmaceutical business due to U.S. health care reform and price reductions in certain Medical Devices and Diagnostics businesses. Additionally, unfavorable product mix attributable to the loss of market exclusivity for TOPAMAX® contributed to the increase. The cost of products sold for the fiscal third quarter of 2010 increased to 30.7% from 29.4% of sales as compared to the same period a year ago. The major contributors to the increase as a percent to sales were costs associated with the impact of the OTC recall and remediation efforts in the Consumer business, lower selling prices in the Pharmaceutical business due to U.S. health care reform and price reductions in certain Medical Devices and Diagnostics businesses.
Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2010 decreased to 31.0% from 31.3% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2010 decreased to 31.4% from 31.6% of sales as compared to the same period a year ago. The decrease in both the fiscal third quarter and fiscal nine months was primarily due to cost containment initiatives principally resulting from the restructuring plan recorded in 2009. The decrease was partially offset by lower selling prices in the Pharmaceutical business due to U.S. health care reform and price reductions in certain Medical Devices and Diagnostics businesses.
Research & Development
Research and development activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research activities for the fiscal nine months of 2010 were $4.9 billion, an increase of 0.1% to sales as compared to the same period a year ago. Worldwide costs of research activities for the fiscal third quarter of 2010 were $1.7 billion, an increase of 0.4% to sales as compared to the prior fiscal period. The increases as a percent to sales in the quarterly and nine month periods were primarily due to changes in the mix of businesses and timing of project spend. Additionally lower selling prices in the Pharmaceutical business due to U.S. health care reform and price reductions in certain Medical Devices and Diagnostics businesses contributed to the increases as a percent to sales.

Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. Other (income) expense, net for the fiscal nine months of 2010 was favorable $1.7 billion as compared to the same period a year ago primarily due to a net gain of $1.3 billion from net litigation matters, the gain on the divestiture of the breast care business of Ethicon Endo-Surgery, Inc. and portfolio gains from the Johnson & Johnson Development Corporation. The change in other (income) expense, net for the fiscal third quarter of 2010 was favorable $0.2 billion as compared to the same period a year ago. In the fiscal third quarter of 2010 the Company recorded the gain on the divestiture of the breast care business of Ethicon Endo-Surgery, Inc. and portfolio gains from the Johnson & Johnson Development Corporation. The fiscal third quarter of 2009 included a net settlement payment received from Medtronic AVE, Inc.
OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal nine months of 2010 was 17.8% versus 20.0% for the same period a year ago. Operating profit for the Consumer segment as a percent to sales in the fiscal third quarter of 2010 was 14.0% versus 20.4% for the same period a year ago. The primary driver of the decline in operating profit for both the first fiscal nine months and the fiscal third quarter of 2010 was due to lower sales and costs associated with the recall of certain OTC products and the suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales was 33.9% in both the fiscal nine months of 2010 and 2009. The fiscal nine months of 2010 was impacted by the U.S. health care reform legislation and $0.2 billion of expense related to litigation matters. This was offset by lower manufacturing costs and benefits from cost improvement initiatives related to the restructuring plan recorded in 2009. The operating profit for the fiscal nine months of 2009 was negatively impacted due to the loss of market exclusivity of the TOPAMAX® patent in March of 2009. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal third quarter of 2010 was 33.8% versus 31.2% for the same period a year ago. The primary driver of the improvement in the operating profit margin for the fiscal third quarter of 2010 was due to lower manufacturing costs and benefits from cost improvement initiatives related to the restructuring plan recorded in 2009 and favorable product mix, partially offset by the impact of the newly enacted U.S. health care reform legislation.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal nine months of 2010 was 41.5%

versus 34.1% for the same period a year ago. The primary drivers of the improvement in the operating profit margin in the Medical Devices and Diagnostics segment for the fiscal nine months was due to a $1.5 billion gain from net litigation matters and the gain on the divestiture of the breast care business recorded in 2010. Price reductions in certain Medical Devices and Diagnostics businesses impacted the operating profit. The fiscal nine months of 2009 include net settlement payments of $0.4 billion received from Medtronic AVE, Inc. which was partially offset by asset write-downs and other charges. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal third quarter of 2010 was 33.8% versus 34.5% for the same period a year ago. The fiscal third quarter of 2010 included the gain on the divestiture of the breast care business offset by price reductions in certain Medical Devices and Diagnostics businesses. The fiscal third quarter of 2009 included a net settlement payment received from Medtronic AVE, Inc.
Interest (Income) Expense
Interest income decreased in the fiscal third quarter due to lower rates of interest earned, despite higher average cash balances. Interest income increased for the fiscal nine months 2010 as compared to the same period a year ago. The ending balance of cash, cash equivalents and marketable securities, was $22.1 billion at the end of the fiscal third quarter of 2010. This is an increase of $7.7 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities, net cash proceeds from litigation matters and divestitures and lower spending on acquisition activity versus 2009.
Interest expense decreased in both the fiscal nine months and the fiscal third quarter of 2010 as compared to the same period a year ago. At the end of the fiscal third quarter of 2010 the Company’s debt position was $12.0 billion compared to $11.6 billion from the same period a year ago. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the notes are expected to be used for general corporate purposes.
Provision for Taxes on Income
The worldwide effective income tax rates for the first fiscal nine months of 2010 and 2009 were 22.6% and 23.5%, respectively. The lower effective tax rate was primarily due to a decline in taxable income in higher tax jurisdictions relative to taxable income in lower tax jurisdictions partially offset by the U.S. Research and Development tax credit which was not in effect for the first fiscal nine months of 2010.
As of October 3, 2010 the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash and cash equivalents were $14.3 billion at the end of the fiscal third quarter of 2010 as compared with $15.8 billion at the fiscal year end of 2009. The primary uses of cash that contributed to the $1.5 billion decrease were $6.5 billion net cash used by investing activities, primarily the purchase of short-term marketable securities, and $7.6 billion used by financing activities partially offset by $12.6 billion generated from operating activities.
Cash flow from operations of $12.6 billion was the result of $11.4 billion of net earnings and $3.3 billion of non cash charges related to depreciation and amortization, stock based compensation and deferred tax provision partially offset by $2.1 billion related to changes in assets and liabilities, net of effects from acquisitions.
Investing activities use of $6.5 billion was due to net investments in marketable securities of $4.0 billion, acquisitions of $1.3 billion and $1.4 billion for additions to property, plant and equipment, reduced by $0.3 billion of proceeds from asset sales.
Financing activities use of $7.6 billion was primarily for dividends to shareholders of $4.3 billion, $2.4 billion net retirement of short and long-term debt and a net of $0.8 billion for repurchase of common stock net of proceeds from stock options exercised.
In the fiscal third quarter of 2010 the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On July 19, 2010, the Board of Directors declared a regular cash dividend of $0.540 per share, payable on September 14, 2010 to shareholders of record as of August 31, 2010.
On October 21, 2010, the Board of Directors declared a regular cash dividend of $0.540 per share, payable on December 14, 2010 to shareholders of record as of November 30, 2010. The Company expects to continue the practice of paying regular quarterly cash dividends.
OTHER INFORMATION

New Accounting Standards
The Financial Accounting Standards Board (FASB) issued guidance and amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements, which the Company adopted in the fiscal first quarter of 2010. The guidance also (a) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (b) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (c) eliminates the use of the residual method and requires an entity to allocate the revenue using the relative selling price method. The adoption did not have a material impact on the Company’s results of operations, cash flows or financial position however it will expand the disclosures for multiple-deliverable revenue arrangements.
During the fiscal first quarter of 2010 the Company adopted the FASB standard related to variable interest entities. The adoption of this standard did not have an impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2010 the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2010. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

			Total Number of	Remaining
			Shares Purchased	Maximum Number
		Average	as Part of	of Shares that
	Total Number	Price	Publicly	May Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Fiscal Month	Purchased (1)	Share	or Programs (2)	or Programs (3)
July 5, 2010 through August 1, 2010	—	—	—
August 2, 2010 through August 29, 2010	4,567,400	$58.80	4,496,500
August 30, 2010 through October 3, 2010	7,766,139	$59.78	6,073,548
Total	12,333,539		10,570,048	5,998,121

(1)	During the fiscal third quarter of 2010, the Company repurchased an aggregate of 10,570,048 shares of Johnson & Johnson

Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007 and an aggregate of 1,763,491 shares in open-market transactions outside of the program. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	As of October 3, 2010, an aggregate of 152,422,148 shares were purchased for a total of $9.6 billion since the inception of the repurchase program announced on July 9, 2007.

(3)	As of October 3, 2010, based on the closing price of the Company’s Common Stock on the New York Stock Exchange on October 1, 2010 of $61.75 per share.
Item 6 — EXHIBITS
Exhibit 10.1 Compensation Arrangements for Non-Employee Directors
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010, formatted in Extensive Business Reporting Language (XBRL), (i)consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON
(Registrant)

Date: November 10, 2010	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance;
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2010	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller
(Principal Accounting Officer)