Form 10-K
period 2011-01-02
JOHNSON & JOHNSON
filed 2011-02-25
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011	Commission file number 1-3215

JOHNSON & JOHNSON

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1.00	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $163 billion.

On February 15, 2011 there were 2,735,213,719 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2010 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2011 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.	BUSINESS

General

Johnson & Johnson and its subsidiaries have approximately 114,000 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 250 operating companies conducting business in virtually all countries of the world. Johnson & Johnson’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.

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

Segments of Business

Johnson & Johnson’s operating companies are organized into three business segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 30 through 40 and Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 61 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Consumer

The Consumer segment includes a broad range of products used in the baby care, skin care, oral care, wound care and women’s health care fields, as well as nutritional and over-the-counter pharmaceutical products, and wellness and prevention platforms. The Baby Care franchise includes the JOHNSON’S® Baby line of products. Major brands in the Skin Care franchise include the AVEENO®; CLEAN & CLEAR®; JOHNSON’S® Adult; NEUTROGENA®; RoC®; LUBRIDERM®; DABAOtm; and Vendôme product lines. The Oral Care franchise includes the LISTERINE® and REACH® oral care lines of products. The Wound Care franchise includes BAND-AID® brand adhesive bandages and Neosporin® First Aid products. Major brands in the Women’s Health franchise are the CAREFREE® Pantiliners; o.b.® tampons and STAYFREE® sanitary protection products. The nutritional and over-the-counter lines include SPLENDA®, No Calorie Sweetener; the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and PEPCID® AC Acid Controller from Johnson & Johnson • Merck Consumer Pharmaceuticals Co. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.

Pharmaceutical

The Pharmaceutical segment includes products in the following areas: anti-infective, antipsychotic, contraceptive, dermatology, gastrointestinal, hematology, immunology, neurology, oncology, pain management and virology. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune mediated inflammatory diseases; STELARA® (ustekinumab), a treatment for moderate to severe plaque psoriasis; SIMPONI® (golimumab), a treatment for adults with moderate to severe rheumatoid arthritis, psoriatic arthritis, and ankylosing spondylitis; VELCADE® (bortezomib), a treatment for multiple myeloma; PREZISTA® (darunavir) and INTELENCE® (etravirine), treatments for HIV/AIDS; NUCYNTA® (tapentadol), a treatment for moderate to severe acute pain; INVEGA® SUSTENNAtm (paliperidone palmitate), for the acute and maintenance treatment of schizophrenia in adults; RISPERDAL® CONSTA® (risperidone), a treatment for the management of Bipolar I Disorder and schizophrenia; PROCRIT® (Epoetin alfa, sold outside the U.S. as EPREX®), to stimulate red blood cell production; LEVAQUIN® (levofloxacin) for the treatment of bacterial infections; CONCERTA® (methylphenidate HCl), a treatment for attention deficit hyperactivity disorder;

ACIPHEX®/PARIET®, a proton pump inhibitor co-marketed with Eisai Inc.; DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system, sold outside the U.S. as DUROGESIC®), a treatment for chronic pain that offers a novel delivery system.

Medical Devices and Diagnostics

The Medical Devices and Diagnostics segment includes a broad range of products distributed to wholesalers, hospitals and retailers, used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Biosense Webster’s electrophysiology products; Cordis’ circulatory disease management products; DePuy’s orthopaedic joint reconstruction, spinal care, neurological and sports medicine products; Ethicon’s surgical care, aesthetics and women’s health products; Ethicon Endo-Surgery’s minimally invasive surgical products and advanced sterilization products; LifeScan’s blood glucose monitoring and insulin delivery products; Ortho-Clinical Diagnostics’ professional diagnostic products; and Vistakon’s disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other dealers.

Geographic Areas

The business of Johnson & Johnson is conducted by more than 250 operating companies located in 60 countries, including the United States, which are selling products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “— Segments of Business — Consumer,” “— Pharmaceutical” and “— Medical Devices and Diagnostics.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those developed in the United States, but also those developed by subsidiaries abroad.

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

Patents and Trademarks

Johnson & Johnson and its subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to their products and manufacturing processes, which in the aggregate are believed to be of material importance to Johnson & Johnson in the operation of its businesses. Sales of the Company’s largest product, REMICADE® (infliximab), accounted for approximately 7% of Johnson & Johnson’s total revenues for fiscal 2010. Accordingly, the patents related to this product are believed to be material to Johnson & Johnson.

In March of 2009, TOPAMAX® (topiramate) lost basic patent protection and market exclusivity and became subject to generic competition in the United States and later in the year in international markets. Sales of TOPAMAX® declined by 53.3% and 57.9% in 2010 and 2009, respectively. The next significant patent that will expire is for LEVAQUIN® (levofloxacin), which accounted for approximately 2% of the Company’s 2010 sales. A pediatric extension for LEVAQUIN® was granted by the U.S. Food and Drug Administration (“FDA”), which extends market exclusivity in the United States through June 20, 2011.

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

Competition

In all of their product lines, Johnson & Johnson’s operating companies compete with companies both local and global, located throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products is important to Johnson & Johnson’s success in all areas of its business. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research and in maintaining sales forces. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.

Research and Development

Research activities represent a significant part of Johnson & Johnson’s subsidiaries’ businesses. Major research facilities are located not only in the United States, but also in Belgium, Brazil, Canada, China, France, Germany, India, Israel, Japan, the Netherlands, Singapore and the United Kingdom. The costs of worldwide Company-sponsored research activities relating to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers and patients (excluding purchased in-process research and development charges for fiscal 2008), amounted to $6.8 billion, $7.0 billion and $7.6 billion for fiscal years 2010, 2009 and 2008, respectively. These costs are charged directly to expense, or directly against income, in the year in which incurred.

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

Available Information

The Company’s main corporate website address is www.jnj.com. Copies of Johnson & Johnson’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/governance/materials.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee and the Nominating & Corporate Governance Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees and Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers are available at the www.investor.jnj.com/governance/materials.cfm website address and will be provided without charge to any shareholder submitting a written request, as provided above.

Item 1A.	RISK FACTORS

Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statements in this Report are set forth in Exhibit 99 to this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Johnson & Johnson and its subsidiaries operate 139 manufacturing facilities occupying approximately 21.8 million square feet of floor space.

The manufacturing facilities are used by the industry segments of Johnson & Johnson’s business approximately as follows:

Square Feet
(in
Segment	thousands)

Consumer	6,968
Pharmaceutical	6,739
Medical Devices and Diagnostics	8,108

Worldwide Total	21,815

Within the United States, 7 facilities are used by the Consumer segment, 11 by the Pharmaceutical segment and 36 by the Medical Devices and Diagnostics segment. Johnson & Johnson’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment.

The locations of the manufacturing facilities by major geographic areas of the world are as follows:

		Square Feet
	Number of	(in
Geographic Area	Facilities	thousands)

United States	54	7,449
Europe	37	7,602
Western Hemisphere, excluding U.S.	17	3,380
Africa, Asia and Pacific	31	3,384

Worldwide Total	139	21,815

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

Johnson & Johnson is committed to maintaining all of its properties in good operating condition and repair, and the facilities are well utilized.

Production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility was suspended in the second quarter of 2010. Alternate supplies of products are planned to be available in the latter half of 2011. McNeil Consumer Healthcare submitted its Comprehensive Action Plan (CAP) to the U.S. Food and Drug Administration (FDA) on July 15, 2010, which encompasses, among other items, training, resources and capital investments in quality and manufacturing systems across the McNeil organization. The Company continues to communicate with the FDA on remediation actions and is on schedule with the commitments made in the CAP.

For information regarding lease obligations, see Note 16 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” on page 59 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 61 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.	LEGAL PROCEEDINGS

The information set forth in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” on pages 64 through 71 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

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

Item 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of Johnson & Johnson as of February 15, 2011, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Information with regard to the directors of the Company, including information for William C. Weldon, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position

Dominic J. Caruso	53	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Russell C. Deyo	61	Member, Executive Committee; Vice President, General Counsel(b)
Peter M. Fasolo	48	Member, Executive Committee, Vice President, Worldwide Human Resources(c)
Alex Gorsky	50	Vice Chairman, Executive Committee(d)
Sherilyn S. McCoy	52	Vice Chairman, Executive Committee(e)
William C. Weldon	62	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer

(a)	Mr. D. J. Caruso joined the Company in 1999 when the Company acquired Centocor, Inc. At the time of that acquisition, he had been Senior Vice President, Finance of Centocor. Mr. Caruso was named Vice President, Finance of Ortho-McNeil Pharmaceutical, Inc., a subsidiary of the Company, in 2001 and Vice President, Group Finance of the Company’s Medical Devices and Diagnostics Group in 2003. In 2005, Mr. Caruso was named Vice President of the Company’s Group Finance organization. Mr. Caruso became a Member of the Executive Committee and Vice President, Finance and Chief Financial Officer in 2007.

(b)	Mr. R. C. Deyo joined the Company in 1985 and became Associate General Counsel in 1991. He became a Member of the Executive Committee and Vice President, Administration in 1996 and Vice President, General Counsel in 2004.

(c)	Mr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company. He was then named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Mr. Fasolo returned to the Company in September 2010 as the Vice President, Worldwide Human Resources, and in January 2011, he became a Member of the Executive Committee.

(d)	Mr. A. Gorsky joined the Company in 2008 as Company Group Chairman and Worldwide Franchise Chairman for Ethicon, Inc., a subsidiary of the Company. Previously, he was head of the North American pharmaceuticals business at Novartis Pharmaceuticals Corporation from 2004 to 2008. Prior to Novartis, Mr. Gorsky served in various management positions at Johnson & Johnson, including Company Group Chairman for the Company’s pharmaceutical business in Europe, Middle East and Africa and President of Janssen Pharmaceutica Inc. (U.S.), a subsidiary of the Company. In January 2009, he became a Member of the Executive Committee and Worldwide Chairman, Surgical Care Group, and in September 2009, he became Worldwide Chairman, Medical Devices and Diagnostics Group. Mr. Gorsky was appointed as Vice Chairman, Executive Committee in January 2011.

(e)	Ms. S. S. McCoy joined the Company in 1982 as an Associate Scientist in Research & Development for Personal Products Company, a subsidiary of the Company. She was named Vice President, Research & Development for the Personal Products Worldwide Division of McNEIL-PPC, Inc., a subsidiary of the Company, in 1995, and Vice President, Marketing for its Skin Care franchise in 2000. In 2002, Ms. McCoy became Global President for its Baby and Wound Care franchise. She was named Company Group Chairman and Worldwide Franchise Chairman of Ethicon, Inc., a subsidiary of the Company, in 2005. In 2008 she became a Member of the Executive Committee and Worldwide Chairman, Surgical Care Group. In 2009, she became Worldwide Chairman, Pharmaceuticals Group. Ms. McCoy was appointed as Vice Chairman, Executive Committee in January 2011.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2011, there were 181,232 record holders of Common Stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Share Repurchase and Dividends” on page 37; “— Other Information — Common Stock Market Prices” on page 39; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 59 and 60; and “Shareholder Return Performance Graphs” on page 75 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report on Form 10-K.

Issuer Purchases of Equity Securities

On July 9, 2007, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $10 billion of the Company’s Common Stock. As of January 2, 2011, the current stock repurchase program has been completed. The Company repurchased an aggregate of 158.3 million shares of Johnson & Johnson Common Stock at a cost of $10 billion. The Company funded the share repurchase program through a combination of available cash and debt.

In addition, the Company has an annual program to repurchase shares for use in employee stock and incentive plans.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2010.

			Total Number
			of Shares
			Purchased as
			Part of
	Total Number	Avg. Price	Publicly Announced
	of Shares	Paid Per	Plans or
Period	Purchased(1)	Share	Programs(2)

October 4, 2010 through October 31, 2010	6,204,032	$63.28	—
November 1, 2010 through November 28, 2010	8,913,651	63.70	2,520,817
November 29, 2010 through January 2, 2011	5,192,211	62.35	3,372,164
Total	20,309,894		5,892,981

(1)	During the fiscal fourth quarter of 2010, the Company repurchased an aggregate of 5,892,981 shares of the Company’s Common Stock pursuant to the repurchase program that was publicly announced on July 9, 2007, and an aggregate of 14,416,913 shares in open-market transactions outside of the program.

(2)	As of January 2, 2011, an aggregate of 158,315,129 shares were purchased, completing the buyback program totaling $10 billion since the inception of the repurchase program announced on July 9, 2007.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is incorporated herein by reference to the material under the caption “Summary of Operations and Statistical Data 2000-2010” on page 74 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 30 through 40 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Financing and Market Risk” on pages 36 and 37 and Note 1 “Summary of Significant Accounting Policies — Financial Instruments” under “Notes to Consolidated Financial Statements” on pages 46 and 47 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 41 through 72 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of January 2, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on page 72 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended January 2, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions “Election of Directors” and “Stock Ownership and Section 16 Compliance — Section 16(a) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance — Standing Board Committees” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

The Company’s Policy on Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Policy on Business Conduct is available on the Company’s website at www.investor.jnj.com/governance/policies.cfm, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Policy on Business Conduct or any waiver of the Policy granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will be posted on the Company’s website at www.investor.jnj.com/governance.cfm within five business days (and retained on the website for at least one year).

In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers is available on the Company’s website at www.investor.jnj.com/governance/policies.cfm, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any executive officer will be posted on the Company’s website at www.investor.jnj.com/governance.cfm within five business days (and retained on the website for at least one year).

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

Equity Compensation Plan Information

The following table provides certain information as of January 2, 2011 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

	Number of Securities to	Weighted Average	Number of Securities
	be Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance Under
Plan Category	and Rights	and Rights	Equity Compensation Plans(4)

Equity Compensation Plans Approved by Security Holders(1)	223,164,807	$51.74	121,322,775
Equity Compensation Plans Not Approved by Security Holders(2)(3)	259,334	46.23	—
Total	223,424,141	$51.73	121,322,775

(1)	Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: 2000 Stock Option Plan and 2005 Long-Term Incentive Plan.

(2)	Included in this category are 216,584 shares of Common Stock of the Company issuable under various equity compensation plans which were assumed by the Company upon acquisition of the following companies: ALZA Corporation, Scios Inc., and Inverness Medical Technology, Inc. 122,629 of the shares listed as issuable in this category were issued under plans that were approved by the shareholders of these companies prior to the acquisition and the assumption of these plans by the Company. At the time of each of these acquisitions, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under any of these plans since the assumption of these plans by the Company, and no further stock options or other equity awards of any type will be made under any of these plans in the future.

The shares that are included in this column that were issued under plans not approved by shareholders of the applicable acquired company are: 93,955 shares issuable under the 1996 Scios Non-Officer Stock Option Plan.

(3)	Also included in this category are 42,750 shares of Common Stock of the Company issuable upon the exercise of outstanding stock options under the Company’s Stock Option Plan for Non-Employee Directors. All options outstanding under this plan have fully vested with an expiration period of ten years from the date of grant.

(4)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) The following documents are filed as part of this report:

1. Financial Statements

The following Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 41 through 72 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

Consolidated Balance Sheets at end of Fiscal Years 2010 and 2009

Consolidated Statements of Earnings for Fiscal Years 2010, 2009 and 2008

Consolidated Statements of Equity for Fiscal Years 2010, 2009 and 2008

Consolidated Statements of Cash Flows for Fiscal Years 2010, 2009 and 2008

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

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended January 2, 2011, January 3, 2010 and December 28, 2008
(Dollars in Millions)

	Balance at				Balance at
	Beginning of				End of
	Period	Accruals		Payments/Other	Period

2010
Accrued Rebates(1)	$1,639	7,492		(6,985)	2,146
Accrued Returns	689	517		(566)	640
Accrued Promotions	429	2,664		(2,666)	427

Subtotal	$2,757	10,673		(10,217)	3,213
Reserve for doubtful accounts	333	130		(123)	340
Reserve for cash discounts	101	1,112		(1,103)	110

Total	$3,191	11,915		(11,443)	3,663

2009
Accrued Rebates(1)	$1,808	6,584		(6,753)	1,639
Accrued Returns	794	355		(460)	689
Accrued Promotions	356	2,446		(2,373)	429

Subtotal	$2,958	9,385		(9,586)	2,757
Reserve for doubtful accounts	267	110		(44)	333
Reserve for cash discounts	79	1,163		(1,141)	101

Total	$3,304	10,658		(10,771)	3,191

2008
Accrued Rebates(1)	$1,802	5,578		(5,572)	1,808
Accrued Returns	648	402		(256)	794
Accrued Promotions	578	2,991		(3,213)	356

Subtotal	$3,028	8,971		(9,041)	2,958
Reserve for doubtful accounts	193	101		(27)	267
Reserve for cash discounts	71	905		(897)	79

Total	$3,292	9,977	(2)	(9,965)	3,304

(1)	Includes reserve for customer rebates of $701 million, $729 million and $721 million at January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

(2)	Includes $171 million adjustment related to previously estimated accrued sales reserve.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2011
JOHNSON & JOHNSON
(Registrant)

By	/s/ W. C. Weldon
W. C. Weldon, Chairman, Board of Directors,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. C. Weldon W. C. Weldon	Chairman, Board of Directors, Chief Executive Officer, and Director (Principal Executive Officer)	February 15, 2011

/s/ D. J. Caruso D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 15, 2011

/s/ S. J. Cosgrove S. J. Cosgrove	Controller (Principal Accounting Officer)	February 15, 2011

/s/ M. S. Coleman M. S. Coleman	Director	February 15, 2011

/s/ J. G. Cullen J. G. Cullen	Director	February 15, 2011

/s/ I. E. L. Davis I. E. L. Davis	Director	February 15, 2011

/s/ M. M. E. Johns M. M. E. Johns	Director	February 15, 2011

Signature	Title	Date

/s/ S. L. Lindquist S. L. Lindquist	Director	February 15, 2011

/s/ A. M. Mulcahy A. M. Mulcahy	Director	February 15, 2011

/s/ L. F. Mullin L. F. Mullin	Director	February 15, 2011

/s/ W. D. Perez W. D. Perez	Director	February 15, 2011

/s/ C. Prince C. Prince	Director	February 15, 2011

/s/ D. Satcher D. Satcher	Director	February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Johnson & Johnson:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2011 appearing in the 2010 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
February 24, 2011

EXHIBIT INDEX

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

3	(i)(a)	Restated Certificate of Incorporation dated April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
3	(i)(b)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.
3	(i)(c)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 21, 1996 — Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.
3	(i)(d)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 22, 2001 — Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.
3	(i)(e)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2006 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2006.
3	(ii)	By-Laws of the Company, as amended effective February 9, 2009 — Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed February 13, 2009.
4	(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
10	(a)	Stock Option Plan for Non-Employee Directors — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(b)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 2002.*
10	(c)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10	(d)	Form of Stock Option Certificate and Restricted Shares to Non-Employee Directors Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 25, 2005.*
10	(e)	Form of Restricted Stock Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 2, 2005.*
10	(f)	Executive Bonus Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s Form S-8 Registration Statement filed with the Commission on November 8, 2005 (file no. 333-129542).*
10	(g)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10	(h)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10	(i)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10	(j)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10	(k)	Deferred Fee Plan Directors (as amended) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2005.*
10	(l)	Amendments to the Deferred Fee Plan for Directors effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10	(m)	Executive Income Deferral Plan (as amended) — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*

Reg. S-K
Exhibit Table		Description
Item No.		of Exhibit

10	(n)	Amendments to the Executive Income Deferral Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10	(o)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10	(p)	Amendments to the Johnson & Johnson Excess Savings Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(p) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10	(q)	Excess Benefit Plan (Supplemental Retirement Plan) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(r)	Amendments to the Excess Benefit Plan of Johnson & Johnson and Affiliated Companies effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(r) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10	(s)	Executive Life Insurance Plan — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10	(t)	Stock Option Gain Deferral Plan — Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(u)	Estate Preservation Plan — Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*
10	(v)	Summary of Compensation Arrangements for Named Executive Officers and Directors — Filed with this document.*
12		Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13		— Pages 30 through 75 of the Company’s Annual Report to Shareholders for fiscal year 2010 (only those portions of the Annual Report incorporated by reference in this report are deemed “filed”) — Filed with this document.
21		Subsidiaries — Filed with this document.
23		Consent of Independent Registered Public Accounting Firm — Filed with this document.
31	(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31	(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32	(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32	(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
99		Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements — Filed with this document.
101		XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Annual Report on Form 10-K for the fiscal year-ended January 2, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, and (vi) Schedule II — Valuation and Qualifying Accounts.

*	Management contract or compensatory plan.

A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.