Form 10-Q
period 2011-04-03
JOHNSON & JOHNSON
filed 2011-05-10
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 3, 2011
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
     On April 29, 2011 2,741,143,427 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - April 3, 2011 and January 2, 2011	3

Consolidated Statements of Earnings for the Fiscal First Quarters Ended April 3, 2011 and April 4, 2010	5

Consolidated Statements of Cash Flows for the Fiscal Three Months Ended April 3, 2011 and April 4, 2010	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

Part II — Other Information

Item 1 - Legal Proceedings	46

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6 - Exhibits	47

Signatures	48
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 3, 2011	January 2, 2011
ASSETS

Current assets:
Cash and cash equivalents	$22,356	$19,355

Marketable securities	4,511	8,303

Accounts receivable, trade, less allowances for doubtful accounts $339 (2010, $340)	10,861	9,774

Inventories (Note 2)	6,200	5,378

Deferred taxes on income	2,272	2,224

Prepaid expenses and other receivables	3,021	2,273

Total current assets	49,221	47,307

Property, plant and equipment at cost	31,805	30,426

Less: accumulated depreciation	(16,721)	(15,873)

Property, plant and equipment, net	15,084	14,553

Intangible assets, net (Note 3)	18,687	16,716

Goodwill, net (Note 3)	16,126	15,294

Deferred taxes on income	5,327	5,096

Other assets	3,705	3,942

Total assets	$108,150	$102,908
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 3, 2011	January 2, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Loans and notes payable	$8,575	$7,617

Accounts payable	5,701	5,623

Accrued liabilities	4,093	4,100

Accrued rebates, returns and promotions	2,858	2,512

Accrued compensation and employee related obligations	1,777	2,642

Accrued taxes on income	1,007	578

Total current liabilities	24,011	23,072

Long-term debt	9,255	9,156

Deferred taxes on income	1,895	1,447

Employee related obligations	6,125	6,087

Other liabilities	7,001	6,567

Total liabilities	48,287	46,329

Shareholders’ equity:

Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 7)	(2,020)	(3,531)

Retained earnings	79,515	77,773

Less: common stock held in treasury, at cost (381,389,000 and 381,746,000 shares)	20,752	20,783

Total shareholders’ equity	59,863	56,579

Total liabilities and shareholders’ equity	$108,150	$102,908
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Quarters Ended
	April 3,	Percent	April 4,	Percent
	2011	to Sales	2010	to Sales
Sales to customers (Note 9)	$16,173	100.0%	$15,631	100.0%

Cost of products sold	4,778	29.5	4,528	29.0

Gross profit	11,395	70.5	11,103	71.0

Selling, marketing and administrative expenses	5,056	31.3	4,779	30.5

Research and development expense	1,738	10.8	1,557	10.0

Interest income	(21)	(0.1)	(27)	(0.2)

Interest expense, net of portion capitalized	125	0.7	108	0.7

Other (income) expense, net	(13)	(0.1)	(1,594)	(10.2)

Earnings before provision for taxes on income	4,510	27.9	6,280	40.2

Provision for taxes on income (Note 5)	1,034	6.4	1,754	11.2

NET EARNINGS	$3,476	21.5%	$4,526	29.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.27		$1.64
Diluted	$1.25		$1.62

CASH DIVIDENDS PER SHARE	$0.540		$0.490

AVG. SHARES OUTSTANDING
Basic	2,738.4		2,755.4
Diluted	2,772.7		2,797.3
     See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months
	Ended
	April 3,	April 4,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$3,476	$4,526
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	755	734
Stock based compensation	152	157
Deferred tax provision	(4)	960
Accounts receivable allowances	(16)	78
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(609)	(529)
Increase in inventories	(452)	(193)
Decrease in accounts payable and accrued liabilities	(1,127)	(1,651)
Increase in other current and non-current assets	(970)	(1,088)
Increase in other current and non-current liabilities	1,111	696

NET CASH FLOWS FROM OPERATING ACTIVITIES	2,316	3,690

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(436)	(397)
Proceeds from the disposal of assets	121	102
Acquisitions, net of cash acquired	(2,049)	(772)
Purchases of investments	(1,036)	(3,246)
Sales of investments	4,897	2,440
Other	(57)	(9)

NET CASH FROM/(USED BY) INVESTING ACTIVITIES	1,440	(1,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,480)	(1,350)
Repurchase of common stock	(435)	(383)
Proceeds from short-term debt	3,644	715
Retirement of short-term debt	(2,744)	(3,043)
Proceeds from long-term debt	8	—
Retirement of long-term debt	(3)	(8)
Proceeds from the exercise of stock options/excess tax benefits	185	247

NET CASH USED BY FINANCING ACTIVITIES	(825)	(3,822)

	Fiscal Three Months
	Ended
	April 3,	April 4,
	2011	2010

Effect of exchange rate changes on cash and cash equivalents	70	(53)
Increase/(Decrease) in cash and cash equivalents	3,001	(2,067)
Cash and Cash equivalents, beginning of period	19,355	15,810

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,356	$13,743

Acquisitions
Fair value of assets acquired	$2,245	$808
Fair value of liabilities assumed and non-controlling interests	(196)	(36)
Net cash paid for acquisitions	$2,049	$772
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the “Company”) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
During the fiscal first quarter of 2011, the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments issued related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2011, the Company adopted the FASB guidance on how pharmaceutical companies should recognize and classify in the Company’s financial statements, the non deductible annual fee paid to the Government in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This fee is based on an allocation of a company’s market share of total branded prescription drug sales from the prior year. The estimated fee was recorded as a selling, marketing and administrative expense in the Company’s financial statement and will be amortized on a straight-line basis for the year as per the FASB guidance. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
NOTE 2 — INVENTORIES
(Dollars in Millions)

	April 3, 2011	January 2, 2011
Raw materials and supplies	$1,258	1,073
Goods in process	1,652	1,460
Finished goods	3,290	2,845
Total inventories	$6,200	5,378
NOTE 3 — INTANGIBLE ASSETS AND GOODWILL
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2010. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted.

(Dollars in Millions)	April 3, 2011	January 2, 2011
Intangible assets with definite lives:
Patents and trademarks — gross	$7,424	6,660
Less accumulated amortization	2,705	2,629
Patents and trademarks — net	4,719	4,031

Other intangibles — gross	7,824	7,674
Less accumulated amortization	3,028	2,880
Other intangibles — net	4,796	4,794

Intangible assets with indefinite lives:
Trademarks	6,082	5,954
Purchased in-process research and development	3,090	1,937
Total intangible assets with indefinite lives	9,172	7,891

Total intangible assets — net	$18,687	16,716
Goodwill as of April 3, 2011 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at January 2, 2011	$8,144	$1,225	$5,925	$15,294
Acquisitions	—	474	—	474
Currency translation/Other	305	33	20	358
Goodwill, net as of April 3, 2011	$8,449	$1,732	$5,945	$16,126
The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 28 years, respectively. The amortization expense of amortizable intangible assets for the fiscal first quarter ended April 3, 2011 was $190 million, and the estimated amortization expense for the five succeeding years approximates $730 million, per year.
NOTE 4 — FAIR VALUE MEASUREMENTS
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of April 3, 2011, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $23 billion and $3 billion, respectively.
All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
The designation as a cash flow hedge is made at the entrance date into the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income)/expense, net, and was not material for the fiscal quarters ended April 3, 2011 and April 4, 2010. Refer to Note 7 for disclosures of movements in Accumulated Other Comprehensive Income.
As of April 3, 2011, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $188 million after-tax. For additional information, see Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to designated derivatives for the fiscal first quarters in 2011 and 2010:

(Dollars in Millions)

	Gain/(Loss) recognized in Accumulated		Gain/(Loss) reclassified from Accumulated			Gain/(Loss) recognized in other
Cash Flow Hedges	OCI(1)		OCI into income(1)			income/expense(2)
	Fiscal first	Fiscal first	Fiscal first	Fiscal first		Fiscal first	Fiscal first
	quarter 2011	quarter 2010	quarter 2011	quarter 2010		quarter 2011	quarter 2010
Foreign exchange contracts	$27	$(31)	$(10)	$(20	) (A)	$(2)	$(1)

Foreign exchange contracts	80	(104)	(62)	(22	) (B)	(3)	(5)

Foreign exchange contracts	(36)	29	1	1	(C)	—	—

Cross currency interest rate swaps	(9)	33	(2)	-	(D)	—	—

Foreign exchange contracts	(52)	46	(5)	(1	) (E)	2	—

Total	$10	$(27)	$(78)	$(42)		$(3)	$(6)
All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customer

(B)	Included in Cost of products sold

(C)	Included in Research and development expense

(D)	Included in Interest (income)/Interest expense, net

(E)	Included in Other (income)/expense, net
For the fiscal first quarters ended April 3, 2011 and April 4, 2010, a gain of $15 million and a loss of $48 million, respectively, were recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that is determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest.
The fair value of a derivative financial instrument (i.e. forward exchange contract or currency swap) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as Level 1 because they are traded in an active exchange market. The Company did not have any other significant financial assets or liabilities which would require revised valuations under this standard that are recognized at fair value.
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s significant financial assets and liabilities measured at fair value as of April 3, 2011 and January 2, 2011 were as follows:

	April 3, 2011				January 2, 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	—	$464	—	464	321
Cross currency interest rate swaps(2)	—	3	—	3	17
Total		467		467	338

Liabilities:
Foreign exchange contracts	—	796	—	796	586
Cross currency interest rate swaps(3)	—	404	—	404	502
Total		1,200		1,200	1,088

Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	25	—	25	19

Liabilities:
Foreign exchange contracts	—	24	—	24	39

Other Investments(4)	$858	—	—	858	1,165

(1)	As of January 2, 2011, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,165 which are classified as Level 1.

(2)	Includes $3 million and $14 million of non-current assets for April 3, 2011 and January 2, 2011, respectively.

(3)	Includes $404 million and $502 million of non-current liabilities for April 3, 2011 and January 2, 2011, respectively.

(4)	Classified as non-current other assets.
Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of April 3, 2011:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$2,729	2,729
Government securities and obligations	21,243	21,243
Corporate debt securities	510	510
Money market funds	1,848	1,848
Time deposits	537	537

Total cash, cash equivalents and current marketable securities	$26,867	26,867
Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.

Financial Liabilities

Current Debt	$8,575	8,575
Non-Current Debt
5.15% Debentures due 2012	599	636
3.80% Debentures due 2013	500	530
5.55% Debentures due 2017	1,000	1,148
5.15% Debentures due 2018	898	1,009
4.75% Notes due 2019 (1B Euro 1.4167)	1,410	1,510
3% Zero Coupon Convertible Subordinated Debentures due in 2020	194	221
2.95% Debentures due 2020	541	513
6.73% Debentures due 2023	250	308
5.50% Notes due 2024 (500 GBP 1.601)	796	848
6.95% Notes due 2029	294	362
4.95% Debentures due 2033	500	503
5.95% Notes due 2037	995	1,123
5.86% Debentures due 2038	700	781
4.50% Debentures due 2040	539	515
Other (Includes Industrial Revenue Bonds)	39	38

Total Non-Current Debt	$9,255	10,045

The weighted average effective rate on non-current debt is 5.25%.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 5 — INCOME TAXES
The worldwide effective income tax rates for the fiscal first quarters of 2011 and 2010 were 22.9% and 27.9%, respectively. The lower effective tax rate was due to lower income in higher tax jurisdictions and the U.S. Research and Development tax credit, which was not in effect for the fiscal first quarter of 2010. Additionally, the net litigation gain of $1.5 billion recorded at a 39.0% tax rate in the fiscal first quarter of 2010, added 3.5 percentage points to the worldwide effective income tax rate.
NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost.
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2011 and 2010 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Quarters Ended
(Dollars in Millions)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Service cost	$143	126	37	34
Interest cost	213	200	48	50
Expected return on plan assets	(278)	(252)	—	—
Amortization of prior service cost	3	3	(1)	(1)
Recognized actuarial losses	96	58	11	12
Net periodic benefit cost	$177	135	95	95
Company Contributions
For the fiscal quarters ended April 3, 2011, the Company contributed $84 million and $8 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the fiscal first quarter ended April 3, 2011 was $5.0 billion, compared with $3.7 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on securities available for sale, adjustments related to employee benefit plans, and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

	Foreign					Total Accum Other
Gains/(Losses)	Currency	Securities	Employee Benefit	Deriv.		Comp. Income/
(Dollars in Millions)	Translation	Available for sale	Plans	& Hedges		(Loss)
January 2, 2011	$(969)	24	(2,686)	100		(3,531)
2011 three months change
Unrealized gain (loss)		113		10
Net amount reclassed to net earnings	—	(135)	—	78	*
Net three months change	1,373	(22)	72	88		1,511
April 3, 2011	$404	2	(2,614)	188		(2,020)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 3, 2011 and April 4, 2010.

	Fiscal Quarters Ended
(Shares in Millions)	April 3, 2011	April 4, 2010
Basic net earnings per share	$1.27	$1.64
Average shares outstanding — basic	2,738.4	2,755.4
Potential shares exercisable under stock option plans	138.5	193.4
Less: shares which could be repurchased under treasury stock method	(107.8)	(155.1)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,772.7	2,797.3
Diluted earnings per share	$1.25	$1.62

The diluted earnings per share calculation for both fiscal first quarters ended April 3, 2011 and April 4, 2010 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal first quarters ended April 3, 2011 and April 4, 2010, excluded 93 million and 55 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
SALES BY SEGMENT OF BUSINESS (1)

	Fiscal Quarters Ended
(Dollars in Millions)	April 3, 2011	April 4, 2010	Percent Change
Consumer
U.S.	$1,345	$1,560	(13.8)%
International	2,337	2,206	5.9
Total	3,682	3,766	(2.2)

Pharmaceutical
U.S.	3,391	3,206	5.8
International	2,668	2,432	9.7
Total	6,059	5,638	7.5

Medical Devices & Diagnostics
U.S.	2,872	2,886	(0.5)
International	3,560	3,341	6.6
Total	6,432	6,227	3.3

Worldwide
U.S.	7,608	7,652	(0.6)
International	8,565	7,979	7.3
Total	$16,173	$15,631	3.5%

(1)	Export sales are not significant.
OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
(Dollars in Millions)	April 3, 2011	April 4, 2010	Percent Change
Consumer	$573	$785	(27.0)%
Pharmaceutical (2)	2,209	1,970	12.1
Medical Devices & Diagnostics (3)	1,944	3,702	(47.5)
Segments total	4,726	6,457	(26.8)
Expense not allocated to segments (4)	(216)	(177)
Worldwide total	$4,510	$6,280	(28.2)%

(2)	Includes litigation expense of $250 million partially offset by the gain related to the Company’s earlier investment in Crucell recorded in the fiscal first quarter of 2011. Includes litigation expense of $87 million recorded in the fiscal first quarter of 2010.

(3)	Includes litigation expense of $41 million and additional DePuy ASR™ Hip recall costs of $55 million recorded in the fiscal first quarter of 2011. Includes net litigation income of $1,584 million recorded in the fiscal first quarter of 2010.

(4)	Amounts not allocated to segments include interest income/(expense), non-controlling interests and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA

	Fiscal Quarters Ended
(Dollars in Millions)	April 3, 2011	April 4, 2010	Percent Change
U.S.	$7,608	$7,652	(0.6)%
Europe	4,183	4,102	2.0
Western Hemisphere, excluding U.S.	1,436	1,280	12.2
Asia-Pacific, Africa	2,946	2,597	13.4

Total	$16,173	$15,631	3.5%
NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal first quarter of 2011, the Company acquired substantially all of the outstanding equity of Crucell N.V. that it did not already own. Crucell is a global biopharmaceutical company focused on the research and development, production and marketing of vaccines and antibodies against infectious disease worldwide. The net purchase price of $2.0 billion was allocated primarily to non-amortizable intangible assets for $1.1 billion, amortizable intangible assets for $0.7 billion and goodwill for $0.5 billion.
During the fiscal first quarter of 2010, the Company acquired Acclarent, Inc., a medical technology company dedicated to designing, developing and commercializing devices that address conditions affecting the ear, nose and throat, for a net purchase price of $0.8 billion. The purchase price for the acquisition was allocated primarily to amortizable intangible assets for $0.7 billion.

NOTE 11 — LEGAL PROCEEDINGS
Johnson & Johnson (the Company) and certain of its subsidiaries are involved in various lawsuits and claims, regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
PRODUCT LIABILITY
The Company’s subsidiaries are involved in numerous product liability cases in the United States, many of which concern alleged adverse reactions to drugs and medical devices. The damages claimed are substantial, and while the Company’s subsidiaries are confident of the adequacy of the warnings and instructions for use that accompany such products, it is not feasible to predict the ultimate outcome of litigation. The Company has established product liability reserves based on currently available information, which in some cases may be limited, and changes to the reserves may be required in the future as additional information becomes available.
Multiple products of the Company’s subsidiaries are subject to numerous product liability claims and lawsuits. There are a significant number of claimants who have pending lawsuits or claims regarding injuries allegedly due to ORTHO EVRA®, RISPERDAL®, LEVAQUIN®, DURAGESIC®/fentanyl patches, pelvic meshes, the CHARITÉ™ Artificial Disc, CYPHER® Stent, and ASR™ Hip. These claimants seek substantial compensatory and, where available, punitive damages.
In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and the Company. The Company has received limited information to date with respect to potential claims and other costs associated with this recall. The Company’s product liability reserve has been increased in part due to anticipated product liability expense, and costs associated with the DePuy ASR™ Hip recall. Changes to the reserve may be required in the future as additional information becomes available.
INTELLECTUAL PROPERTY
Certain of the Company’s subsidiaries are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their business. The most significant of these matters are described below.

PATENT INFRINGEMENT
Certain of the Company’s subsidiaries are involved in lawsuits challenging the coverage and/or validity of the patents on their products. Although the Company’s subsidiaries believe that they have substantial defenses to these challenges with respect to all material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could potentially adversely affect the ability of the Company’s subsidiaries to sell their products, or require the payment of past damages and future royalties.
MEDICAL DEVICES & DIAGNOSTICS
In October 2004, Tyco Healthcare Group, LP, (Tyco) and U.S. Surgical Corporation filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES’s HARMONIC® scalpel infringed four Tyco patents. In October 2007, on motions for summary judgment prior to the initial trial, a number of claims were found invalid and a number were found infringed. However, no claim was found both valid and infringed. Trial commenced in December 2007, and the court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the United States District Court for the District of Connecticut asserting infringement of three of the four patents from the previous suit and adding new products. Tyco is seeking monetary damages and injunctive relief. This case is scheduled to be tried in October 2011.
Starting in March 2006, Cordis Corporation (Cordis) filed patent infringement lawsuits in the United States District Courts for the Districts of New Jersey and Delaware, against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific Corporation (Boston Scientific) and Medtronic Ave, Inc. (Medtronic) alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several of Cordis’s Wright/Falotico patents. Cordis is seeking monetary relief. On January 20, 2010, in one of the cases against Boston Scientific, the United States District Court for the District of Delaware found the Wright/Falotico patents invalid for lack of written description and/or lack of enablement. Cordis has appealed this ruling.
In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against the Company and Cordis in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis’s sales of its CYPHER® stent willfully infringed a patent issued to Saffran. The jury awarded Saffran $482 million. In March 2011, the Court denied all of Cordis’s post-trial motions to overturn the verdict and entered judgment against Cordis in the amount of $593 million representing the jury verdict, plus $111 million in pre-judgment interest.

Cordis will appeal the judgment. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the case.
In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, accusing LifeScan’s entire ONETOUCH® line of blood glucose monitoring systems of infringement of two patents related to the use of microelectrode sensors. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. The Court entered judgment against Roche in July 2010 and Roche appealed. Briefing on appeal issues is to be completed by May 27, 2011. Oral argument will be held in fall 2012. Roche is seeking monetary damages and injunctive relief.
Starting in February 2008, Cordis filed patent infringement lawsuits in the United States District Court for the District of New Jersey against Guidant, Abbott, Boston Scientific and Medtronic alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several of Wyeth’s (now Pfizer Inc.) Morris patents, which have been licensed to Cordis. Cordis is seeking monetary relief. Trial is scheduled for September 2011.
In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC’s manufacture and sale of its ACUVUE ADVANCE® and ACUVUE® OASYS™ HYDROGEL contact lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case is scheduled for trial in May 2012.
PHARMACEUTICAL
In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor, Inc. (Centocor) (now Centocor Ortho Biotech Inc. (COBI)) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott’s U.S. Patent Nos. 7,223,394 and 7,451,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. No trial date has been set.
In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against Centocor (now COBI) in the United States District Court for the District of Massachusetts alleging that STELARA® infringes two United States patents assigned to Abbott GmbH. COBI filed a complaint in the United States District Court for the District of Columbia for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents, as well as a Complaint for Review of a Patent Interference Decision that granted priority of invention on one of the two asserted patents to Abbott GmbH. The cases have been transferred from the District of Columbia to the District of Massachusetts. Discovery in these cases is ongoing. No trial date has been set. Also in August 2009, Abbott GmbH and

Abbott Laboratories Limited brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH’s Canadian patent. The Canadian case is scheduled to be tried in October 2012. In each of these cases, Abbott is seeking monetary damages and injunctive relief.
In August 2009, Bayer HealthCare LLC (Bayer) filed a patent infringement lawsuit against COBI in United States District Court for the District of Massachusetts alleging that the manufacture and sale by COBI of SIMPONI® infringes a Bayer patent relating to human anti-TNF antibodies. In January 2011, the court issued judgment dismissing Bayer’s infringement claims. Bayer has appealed this ruling. In addition, in November 2009, Bayer also filed lawsuit under its European counterpart to these patents in Germany and the Netherlands. The court in the Netherlands held the Dutch patent invalid in a parallel case Bayer brought against Abbott Laboratories, Inc. The Dutch court subsequently entered judgment in favor of COBI’s European affiliate, Janssen Biologics B.V., and Bayer appealed that judgment in the Netherlands. The infringement trial in Germany is scheduled to begin in August of 2011. In the lawsuits described above, Bayer is seeking monetary relief. In addition, in March 2010, Janssen-Cilag NV filed a revocation action in the High Court in London seeking to invalidate Bayer’s UK patent relating to human anti-TNF antibodies. Trial is scheduled to begin June 8, 2011.
In April 2007, Centocor (now COBI) filed a patent infringement lawsuit against Abbott Laboratories, Inc. (Abbott) in the United States District Court for the Eastern District of Texas alleging that Abbott’s HUMIRA® anti-TNF alpha product infringes Centocor’s U.S. Patent 7,070,775. In June 2009, a jury returned a verdict finding the patent valid and infringed, and awarded COBI damages of approximately $1.7 billion. In February 2011, the Court of Appeals reversed the June 2009 decision and the judgment of the District Court. COBI has filed a petition for rehearing and rehearing en banc.
LITIGATION AGAINST FILERS OF ABBREVIATED NEW DRUG APPLICATIONS (ANDAs)
The following summarizes lawsuits pending against generic companies that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the subsidiary of the Company involved is not successful in these actions, or the statutory 30-month stay expires before a District Court ruling is obtained, the companies involved will have the ability, upon approval of the United States Food and Drug Administration (FDA), to introduce generic versions of the product at issue resulting in very substantial market share and revenue losses for the product of the Company’s subsidiary.

CONCERTA®
In January 2010, ALZA Corporation (ALZA) and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Kremers-Urban, LLC and KUDCO Ireland, Ltd. (collectively, KUDCO) in response to KUDCO’s ANDA seeking approval to market a generic version of CONCERTA® before the expiration of two of ALZA and OMJPI’s patents relating to CONCERTA®. KUDCO filed counterclaims alleging non-infringement and invalidity.
In November 2010, ALZA and OMJPI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in response to Impax and Teva’s filing of a major amendment to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of ALZA and OMJPI’s patent relating to CONCERTA®. Impax and Teva filed counterclaims alleging non-infringement and invalidity. In May 2011, Alza and OMJPI filed a second lawsuit against Teva in response to Teva’s filing of a second major amendment to its ANDA seeking approval to market additional dosage strengths of its generic CONCERTA® product before the expiration of Alza and OMJPI’s patent relating to CONCERTA®. In each of the above cases, ALZA and OMJPI are seeking an Order enjoining the defendants from marketing its generic version of CONCERTA® prior to the expiration of ALZA and OMJPI’s CONCERTA® patent.
ORTHO TRI-CYLEN®LO
In October 2008, OMJPI and Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (JJPRD) filed a patent infringement lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, Watson) in the United States District Court for the District of New Jersey in response to Watson’s ANDA seeking approval to market a generic version of OMJPI’s product prior to the expiration of OMJPI’s patent relating to ORTHO TRI-CYCLEN® LO (the OTCLO patent). Watson filed a counterclaim alleging invalidity of the patent. In addition, in January 2010, OMJPI filed a patent infringement lawsuit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the United States District Court for the District of New Jersey in response to Lupin’s ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Lupin filed a counterclaim alleging invalidity of the patent. The Lupin and Watson cases have been consolidated.
In November 2010, OMJPI filed a patent infringement lawsuit against Mylan Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan), and Famy Care, Ltd. (Famy Care) in the United States District Court for the District of New Jersey in response to Famy Care’s ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Mylan and Famy Care filed counterclaims alleging invalidity of the patent. In each of the above cases, JJPRD and/or OMJPI are seeking an Order enjoining the defendants from marketing their generic versions of ORTHO TRI-CYLCEN® LO before the expiration of the OTCLO patent.

PREZISTA®
In November 2010, Tibotec, Inc. and Tibotec Pharmaceuticals, Inc. (collectively, Tibotec) filed a patent infringement lawsuit against Lupin, Ltd., Lupin Pharmaceuticals, Inc. (collectively, Lupin), Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in the United States District Court for the District of New Jersey in response to Lupin’s and Mylan’s respective ANDA’s seeking approval to market generic versions of Tibotec’s PREZISTA® product before the expiration of Tibotec’s patent relating to PREZISTA®. Lupin and Mylan each filed counterclaims alleging non-infringement and invalidity.
In March 2011, Tibotec and G.D. Searle & Company (G.D. Searle) filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Ltd. (collectively, Teva) in the United States District Court for the District of New Jersey in response to Teva’s ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec either owns or exclusively licenses from G.D. Searle.
In March 2011, Tibotec filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. (collectively, Hetero) in the United States District Court for the District of New Jersey in response to Hetero’s ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle. In each of the above lawsuits, Tibotec is seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.
OTHER INTELLECTUAL PROPERTY MATTERS
In September 2009, Centocor Ortho Biotech Products, L.P. (COBLP) intervened in an inventorship lawsuit filed by the University of Kansas Center for Research, Inc. (KUCR) against the United States of America (USA) in the United States District Court for the District of Kansas. KUCR alleges that two KUCR scientists should be added as inventors on two USA-owned patents relating to VELCADE®. The USA licensed the patents (and their foreign counterparts) to Millennium Pharmaceuticals, Inc. (MPI), who in turn sublicensed the patents (and their foreign counterparts) to COBLP for commercial marketing outside the United States. In July 2010, the parties reached a settlement agreement to resolve the disputes in this case and will submit the inventorship issue to arbitration. The case has been stayed pending the arbitration. As a result of the settlement agreement, the outcome of the arbitration regarding inventorship will determine whether pre-specified payments will be made to KUCR, but will not affect COBLP’s right to market VELCADE®.
In December 2009, the State of Israel filed a lawsuit in the District Court in Tel Aviv Jaffa against various affiliates of

Omrix Biopharmaceuticals, Inc. (Omrix). In the lawsuit, the State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology that the employee developed while he was a government employee. The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalties on QUIXIL™ and EVICEL™ or, alternatively, transfer of the patents to the State.
In January 2011, Genentech, Inc. initiated an arbitration against UCB Celltech (Celltech) seeking damages for allegedly cooperating with Centocor (now COBI) to improperly terminate a prior agreement in which COBI was sublicensed under Genentech’s Cabilly patents. COBI has an indemnity agreement with Celltech, and Celltech has asserted that COBI is liable for any damages Celltech may be required to pay Genentech in that arbitration.
GOVERNMENT PROCEEDINGS
Like other companies in the pharmaceutical and medical devices and diagnostics industries, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which they operate. As a result, interaction with government agencies is ongoing. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.
AVERAGE WHOLESALE PRICE (AWP) LITIGATION
The Company and several of its pharmaceutical subsidiaries (the J&J AWP defendants), along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in the United States District Court for the District of Massachusetts.
The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. In June 2007, after a trial on the merits, the MDL Court dismissed the claims of two of the plaintiff classes against the J&J AWP defendants from the case regarding all claims of Classes 2 and 3. In March 2011, the Court dismissed the claims of the third class against the J&J AWP defendants without prejudice.

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Three state cases against certain of the Company’s subsidiaries have been set for trial: Idaho in October 2011, Kentucky in January 2012 and Kansas in March 2013. Other state cases are likely to be set for trial in the coming year. In addition, an AWP case against the J&J AWP defendants brought by the State of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the State’s favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP defendants’ favor on the State’s claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the State’s claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The parties are currently engaged in post trial motions, which will be followed by an appeal to the Pennsylvania Supreme Court, if necessary. The Company believes that it has strong arguments supporting an appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the verdict.
RISPERDAL®
In January 2004, Janssen Pharmaceutica Inc. (Janssen) (now Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI)) received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® from 1997 to 2002. Documents subsequent to 2002 have also been requested by the Department of Justice. An additional subpoena seeking information about marketing of, and adverse reactions to, RISPERDAL® was received from the United States Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Numerous subpoenas seeking testimony from various witnesses before a grand jury were also received. OMJPI cooperated in responding to these requests for documents and witnesses. The United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania (the Government) are continuing to actively pursue both criminal and civil actions. In February 2010, the Government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. The focus of these matters is the alleged promotion of RISPERDAL® and INVEGA® for off-label uses. The Government has notified OMJPI that there are also pending qui tam actions alleging off-label promotion of RISPERDAL®. The Government informed OMJPI that it will intervene in these qui tam actions and file a superseding complaint.
Discussions are ongoing in an effort to resolve criminal penalties under the Food Drug and Cosmetic Act and civil claims under the False Claims Act (the qui tam actions) related to the promotion of RISPERDAL®. During the quarter ended April 3, 2011, OMJPI recorded a reserve for a potential settlement of the penalties under the Food Drug and Cosmetic Act. No complaint asserting civil False Claims Act claims has yet been served and no reserve has been established with respect to the civil False Claims Act claims. If a negotiated resolution cannot be reached, criminal and civil litigation relating to the allegations of off-

label promotion of RISPERDAL® and/or INVEGA® is likely. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period could have a material impact on the Company’s results of operations and cash flows for that period.
The Attorneys General of multiple states and the Office of General Counsel of the Commonwealth of Pennsylvania filed actions against Janssen (now OMJPI) seeking reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, punitive damages, or other relief. The Attorney General of Texas has joined a qui tam action in that state seeking similar relief. The trial of the Texas action is scheduled to commence in October 2011. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. The Attorneys General of approximately 40 other states have indicated a potential interest in pursuing similar litigation against OMJPI, and have obtained a tolling agreement staying the running of the statute of limitations while they pursue a coordinated civil investigation of OMJPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®.
The Attorney General of West Virginia commenced suit in 2004 against Janssen (now OMJPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. OMJPI was found liable and damages were assessed at $4.5 million. OMJPI filed an appeal, and in November 2010, the West Virginia Supreme Court reversed the trial court’s decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, OMJPI settled the case insofar as it related to DURAGESIC®.
In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen (now OMJPI). The Company was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether the Company or OMJPI had violated the State’s Medicaid Fraud Act (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Provider letter. The jury returned a verdict that OMJPI and the Company had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. The Company and OMJPI’s motion for a new trial was denied. The Company and OMJPI intend to file an appeal and believe that they have strong arguments supporting the appeal. They believe that the potential for an unfavorable outcome is not probable. Therefore, the Company has not established a reserve with respect to the verdict.
In 2007, The Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen (now OMJPI) on a multi-Count Complaint related to Janssen’s sale of RISPERDAL® to the State’s Medicaid program. The trial occurred in June 2010.

The trial judge dismissed the case after the close of the plaintiff’s evidence. The Commonwealth’s post-trial motions were denied. The Commonwealth filed an appeal in April 2011.
In 2007, the Attorney General of South Carolina filed a lawsuit against the Company and Janssen (now OMJPI) on several counts. In March 2011, the matter was tried on liability only, at which time the suit was limited to claims of violation of the South Carolina Unfair Trade Practice Act, including, among others, questions of whether the Company or OMJPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 “Dear Doctor” letter or in their use of the FDA-approved label. The jury found in favor of the Company and against OMJPI. The penalty hearing was held in April 2011, and the parties are awaiting the Court’s decision.
MCNEIL CONSUMER HEALTHCARE
Starting in June 2010, McNeil Consumer Healthcare Division of McNEIL-PPC, Inc. (McNeil Consumer Healthcare), and certain affiliates, including the Company (the Companies), received grand jury subpoenas from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents broadly relating to recent recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities. In addition, in February 2011, the government served McNEIL-PPC, Inc. (McNEIL-PPC) with a Civil Investigative Demand seeking records relevant to its investigation to determine if there was a violation of the False Claims Act. The Companies are cooperating with the United States Attorney’s Office in responding to these subpoenas.
The Companies have also received Civil Investigative Demands (CIDs) from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to produce documents in response to these CIDs and otherwise cooperate with these inquiries. In January 2011, the Oregon Attorney General filed a civil complaint against the Company, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon unlawful trade practices act relating to an earlier recall of a McNeil OTC product. The Companies removed this case to federal court and have sought transfer of the case to the United States District Court for the Eastern District of Pennsylvania. Currently, the case has been stayed pending a decision on transfer.
On March 10, 2011, the United States filed a complaint for injunctive relief in the United States District Court for the Eastern District of Pennsylvania against McNEIL-PPC and two of its employees, alleging that McNEIL-PPC is in violation of FDA regulations regarding the manufacture of drugs at the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico. On the same day, the parties filed a consent decree of permanent injunction resolving the claims set forth in the complaint. The Court approved and entered the consent decree on March 16, 2011.

The decree, which is subject to ongoing enforcement by the court, requires McNEIL-PPC to take enhanced measures to remediate the three facilities. The Fort Washington facility, which the company voluntarily shut down in April 2010, will remain shut down until a third-party consultant certifies that its operations will be in compliance with applicable law, and FDA concurs with the third party certification. The Lancaster and Las Piedras facilities may continue to manufacture and distribute drugs, provided that a third party reviews manufacturing records for selected batches of drugs released from the facilities, and certifies that any deviations reviewed do not adversely affect the quality of the selected batches. McNEIL-PPC must further submit a workplan (with deadlines) to FDA for remediation of the Lancaster and Las Piedras facilities; that plan is subject to FDA approval. After completion of the workplan, third-party batch record review may cease if FDA has stated that the facilities appear to be in compliance with applicable law. Each facility is subject to a five-year audit period by a third party after the facility has been deemed by FDA to be in apparent compliance with applicable law.
OMNICARE
In September 2005, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of eight drugs to Omnicare, Inc. (Omnicare), a manager of pharmaceutical benefits for long-term care facilities. In April 2009, the Company and certain of its pharmaceutical subsidiaries were served in two civil qui tam cases asserting claims under the Federal False Claims Act and related state law claims alleging that the defendants provided Omnicare with rebates and other alleged kickbacks, causing Omnicare to file false claims with Medicaid and other government programs. In January 2010, the government intervened in both of these cases, naming the Company, Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Johnson & Johnson Health Care Systems Inc. as defendants. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. The defendants moved to dismiss the Complaints, and in February 2011, the United States District Court for the District of Massachusetts dismissed one qui tam case entirely and dismissed the other case in part, rejecting allegations that the defendants had violated its obligation to report its “best price” to health care program officials. The defendants subsequently moved the Court to reconsider its decision not to dismiss the second case in its entirety. The Court has yet to rule on that motion. The claims of the United States’ and individual States’ remain pending.
In November 2005, a lawsuit was filed under seal by Scott Bartz, a former employee, in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its pharmaceutical subsidiaries (the J&J Defendants), along with co-defendants McKesson Corporation and Omnicare, Inc. The Bartz complaint raises many issues in common with the Omnicare-related litigation discussed above already pending before the

United States District Court for the District of Massachusetts, such as best price and a number of kickback allegations. After investigation, the United States declined to intervene. The case was subsequently unsealed in January 2011. In February 2011, the plaintiff filed an amended complaint, which was placed under seal. Thereafter, on the J&J Defendants’ motion, the case was transferred to the United States District Court for the District of Massachusetts, where it is currently pending. In April 2011, the amended complaint was ordered unsealed and alleges a variety of causes of action under the federal False Claims Act and corresponding state and local statutes, including that the J&J Defendants engaged in various improper transactions that were allegedly designed to report false prescription drug prices to the federal government in order to reduce the J&J Defendant’s Medicaid rebate obligations. The complaint further alleges that the J&J Defendants improperly retaliated against the plaintiff for having raised these allegations internally. Bartz seeks multiple forms of relief, including damages and reinstatement to a position with the same seniority status. The J&J Defendants have not yet responded to this amended complaint, but anticipates filing a motion to dismiss.
OTHER
In July 2003, Centocor, Inc. (Centocor) (now Centocor Ortho Biotech Inc. (COBI)), received a request that it voluntarily provide documents and information to the criminal division of the United States Attorney’s Office, District of New Jersey, in connection with its investigation into various Centocor marketing practices. Subsequent requests for documents have been received from the United States Attorney’s Office. Both the Company and COBI have responded to these requests for documents and information.
In July 2005, Scios Inc. (Scios) received a subpoena from the United States Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. In August 2005, Scios was advised that the investigation would be handled by the United States Attorney’s Office for the Northern District of California in San Francisco. In February 2009, two qui tam complaints were unsealed in the United States District Court for the Northern District of California, alleging, among other things, improper activities in the promotion of NATRECOR®. In June 2009, the United States government intervened in one of the qui tam actions, and filed a complaint against Scios and the Company seeking relief under the False Claims Act and asserting a claim of unjust enrichment. The criminal investigation is continuing and discussions are underway in an effort to settle this matter. Whether a settlement can be reached, and on what terms, is uncertain.
In February 2007, the Company voluntarily disclosed to the United States Department of Justice (DOJ) and the United States Securities & Exchange Commission (SEC) that subsidiaries outside the United States are believed to have made improper payments in connection with the sale of medical devices in two small-market countries, which payments may fall within the jurisdiction of the

Foreign Corrupt Practices Act (FCPA). In the course of continuing dialogues with the agencies, other issues potentially rising to the level of FCPA violations in additional markets were brought to the attention of the agencies by the Company. Law enforcement agencies of a number of other countries are pursuing investigations of matters voluntarily disclosed by the Company to the DOJ and SEC. In addition, in February 2006, the Company received a subpoena from the SEC requesting documents relating to the participation by several Company subsidiaries in the United Nations Iraq Oil for Food Program. On April 8, 2011, the Company resolved the FCPA and Oil for Food matters through settlements with the DOJ, SEC and United Kingdom Serious Fraud Office. These settlements required payments of approximately $78 million in financial penalties. As part of the settlement with the DOJ, the Company entered into a Deferred Prosecution Agreement that requires the Company to complete a three-year term of enhanced compliance practices.
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
In May 2007, the New York State Attorney General issued a subpoena to the Company seeking information relating to the marketing, sale, reimbursement and safety of PROCRIT®. The Company has responded to the subpoena.
In June 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts relating to the marketing of biliary stents by Cordis. Cordis is currently cooperating in responding to the subpoena. In addition, in January 2010, a complaint was unsealed in the United States District Court for the Northern District of Texas seeking damages against Cordis for alleged violations of the federal False Claims Act and several similar state laws in connection with the marketing of biliary stents. The United States Department of Justice and several states have declined to intervene at this time. In April 2011, the District Court for the Northern District of Texas dismissed the complaint without prejudice.
In April 2009, Ortho-Clinical Diagnostics, Inc. (OCD) received a grand jury subpoena from the United States Department of Justice, Antitrust Division, requesting documents and information for the period beginning September 1, 2000 through the present, pertaining to an investigation of alleged violations of the antitrust laws in the blood reagents industry. OCD complied with the subpoena. In February 2011, OCD received a letter from the Antitrust Division indicating that it had closed its investigation in November 2010. In June 2009, following the public announcement that OCD had received a grand jury subpoena, multiple class action complaints seeking damages for alleged price fixing were filed against OCD. The various cases were consolidated for pre-trial purposes in the

United States District Court for the Eastern District of Pennsylvania. Discovery is ongoing.
In May 2009, the New Jersey Attorney General issued a subpoena to DePuy Orthopaedics, Inc., seeking information regarding the financial interest of clinical investigators who performed clinical studies for DePuy Orthopaedics, Inc. and DePuy Spine, Inc. DePuy Orthopaedics, Inc. has responded to these requests.
In recent years the Company has received numerous requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the Company’s policy to cooperate with these inquiries by producing the requested information.
GENERAL LITIGATION
In September 2004, Plaintiffs, in an employment discrimination litigation initiated against the Company in 2001 in the United States District Court for the District of New Jersey, moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the United States, who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied Plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that Plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, Plaintiffs filed a motion for certification of a modified class, which the Company opposed. The District Court denied Plaintiffs’ motion in July 2010, and the Court of Appeals denied Plaintiffs’ request for leave to appeal the denial of certification of the modified class. The Company will continue to defend against Plaintiffs’ individual claims of discrimination.
Starting in July 2006, five suits were filed in United States District Court for the District of New Jersey by various employers and employee benefit plans and funds seeking to recover amounts they paid for RISPERDAL® for plan participants. In general, Plaintiffs allege that the Company and certain of its pharmaceutical subsidiaries engaged in off-label marketing of RISPERDAL® in violation of the federal and New Jersey RICO statutes. In addition, Plaintiffs asserted various state law claims. All of the cases were consolidated into one case seeking class action status, but shortly thereafter, one action was voluntarily dismissed. In December 2008, the Court dismissed the actions of the four remaining plaintiffs. In April 2010, those plaintiffs filed a new consolidated class action against the Company and Janssen, L.P. (now OMJPI); and in March 2011, that action was dismissed. In April 2011, one of those plaintiffs filed a notice of appeal with the United States Court of Appeals for the Third Circuit.

In May 2009, COBI commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-Plough (Ireland) Company (collectively, Schering-Plough). COBI and Schering-Plough are parties to a series of agreements (Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI® worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong). COBI distributes REMICADE® and SIMPONI® the next generation treatment, within the United States. In the arbitration, COBI sought a declaration that the agreement and merger between Merck & Co., Inc. (Merck) and Schering-Plough constituted a change of control under the terms of the Distribution Agreements that permitted COBI to terminate the Agreements. On April 15, 2011, the Company, COBI and Merck announced an agreement to amend the Distribution Agreements. This agreement concluded the arbitration proceeding.
Under the terms of the amended Distribution Agreements, effective July 1, 2011, Merck’s subsidiary, Schering-Plough (Ireland) will relinquish exclusive marketing rights for REMICADE® and SIMPONI® to the Company’s Janssen pharmaceutical companies in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific (relinquished territories). (Note, in Japan, Indonesia, and Taiwan, COBI will continue to license distribution rights to REMICADE® and SIMPONI® to Mitsubishi Tanabe Pharma Corporation). Merck will retain exclusive marketing rights throughout Europe, Russia and Turkey (retained territories). The retained territories represent approximately 70 percent of Merck’s 2010 revenue of approximately $2.8 billion from REMICADE® and SIMPONI®, while the relinquished territories represent approximately 30 percent. In addition, beginning July 1, 2011, all profit derived from Merck’s exclusive distribution of the two products in the retained territories will be equally divided between Merck and COBI. Under the prior terms of the distribution agreement, the contribution income (profit) split, which is currently at 58 percent to Merck and 42 percent to COBI, would have declined for Merck and increased for COBI each year until 2014, when it would have been equally divided. COBI also received a one-time payment of $500 million in April 2011.
In April 2010, a putative class action lawsuit was filed in the United States District Court for the Northern District of California by representatives of nursing home residents or their estates against the Company, Omnicare, Inc. (Omnicare), and other unidentified companies or individuals. In February 2011, plaintiffs filed a second amended complaint asserting that certain rebate agreements between the Company and Omnicare increased the amount of money spent on pharmaceuticals by the nursing home residents and violated the Sherman Act and the California Business & Professions Code. The second amended complaint also asserts a claim of unjust enrichment. Plaintiffs seek multiple forms of monetary and injunctive relief. The Company moved to dismiss the second amended complaint in March 2011.
Starting in April 2010, a number of shareholder derivative lawsuits were filed in the United States District Court for the

District of New Jersey against certain current and former directors and officers of the Company. The Company is named as a nominal defendant. These actions were consolidated on August 17, 2010 into one lawsuit: In re Johnson & Johnson Shareholder Derivative Litigation. An amended consolidated complaint was filed on December 17, 2010. Additionally, in September 2010, another shareholder derivative lawsuit was filed in New Jersey Superior Court against certain current and former directors and officers of the Company. The Company is named as a nominal defendant in this action as well. The parties to this action have stipulated that it shall be stayed until the In re Johnson & Johnson Shareholder Derivative Litigation is completely resolved.
These shareholder derivative actions are similar in their claims and collectively they assert a variety of alleged breaches of fiduciary duties, including, among other things, that the defendants allegedly engaged in, approved of, or failed to remedy or prevent defective medical devices, improper pharmaceutical rebates, improper off-label marketing of pharmaceutical and medical device products, violations of current good manufacturing practice regulations that resulted in product recalls, and failed to disclose the aforementioned alleged misconduct in the Company’s filings under the Securities Exchange Act of 1934. Each complaint seeks a variety of relief, including monetary damages and corporate governance reforms. In February 2011, the Company moved to dismiss these actions on the grounds, inter alia, that the plaintiffs failed to make a demand upon the Board of Directors.
Starting in May 2010, multiple complaints seeking class action certification related to the McNeil recalls have been filed against McNeil Consumer Healthcare and certain affiliates, including the Company, in the United States District Court for the Eastern District of Pennsylvania, the Northern District of Illinois, the Central District of California, the Southern District of Ohio and the Eastern District of Missouri. These consumer complaints allege generally that purchasers of various McNeil medicines are owed monetary damages and penalties because they paid premium prices for defective medications rather than less expensive alternative medications. All but one complaint seeks certification of a nation-wide class of purchasers of these medicines, whereas one complaint, the Harvey case, seeks certification of a class of Motrin® IB purchasers in Missouri. In October 2010, the Judicial Panel on Multidistrict Litigation (JPML) consolidated all of the consumer complaints, except for the Harvey case, which was consolidated in March 2011, for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in all of the cases except the Harvey case filed a “Consolidated Amended Civil Consumer Class Action Complaint” (CAC) naming additional parties and claims on January 2011. Defendants have filed a motion to dismiss the CAC, which motion is scheduled to be heard on June 29, 2011.
In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that the Company and certain individuals, including executive officers and employees of the Company, failed to disclose that a number of manufacturing facilities were failing to maintain current good manufacturing practices, and that as a result, the price of the Company’s stock has declined significantly. Plaintiffs seek to pursue remedies under the Securities Exchange Act of 1934 to recover their alleged economic losses.
In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed suit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. OMJ PR alleges that the Internal Revenue Service erroneously calculated OMJ PR’s tax credits under Section 936 of the Tax Code.
In May 2011, an additional derivative lawsuit was filed by Sandra Wollman and Gila Heimowitz in the United States District Court for the District of New Jersey naming the Company as the nominal defendant and the Company’s current directors as defendants. The complaint alleges breaches of fiduciary duties related to the Company’s compliance with the Foreign Corrupt Practices Act and participation in the United Nations Iraq Oil For Food Program, that the Company has suffered damages as a result of those alleged breaches, and that the defendants failed to disclose the alleged misconduct in the Company’s filings under the Securities Exchange Act of 1934. Plaintiffs seek monetary damages. Although the Company has not yet been served with the complaint, the Company intends to move to dismiss it on the grounds, inter alia, that the plaintiffs failed to make a demand upon the Board of Directors.
The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
With respect to all the above matters, the Company and its subsidiaries are vigorously contesting the allegations asserted against them and otherwise pursuing defenses to maximize the prospect of success. The Company and its subsidiaries involved in these matters continually evaluate their strategies in managing these matters and, where appropriate, pursue settlements and other resolutions where those are in the best interest of the Company. There can be no assurance that there will not be an increase in the scope of pending matters or that any future lawsuits, claims, government investigations, or other legal proceedings will not be material.
The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings referred to above often cannot be reasonably estimated. However, in the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period of one or more of these matters could have a material impact on the Company’s results of operations and cash flows for that period.
NOTE 12 — RESTRUCTURING
In the fourth quarter of 2009, the Company announced global restructuring initiatives designed to strengthen the Company’s position as one of the world’s leading global health care companies. This program will allow the Company to invest in new growth platforms; ensure the successful launch of many new products and continued growth of its core businesses; and provide flexibility to adjust to the changed and evolving global environment.
During the fiscal fourth quarter of 2009, the Company recorded $1.2 billion in related pre-tax charges, of which approximately

$830 million of the pre-tax restructuring charges require cash payments. The $1.2 billion of restructuring charges consists of severance costs of $748 million, asset write-offs of $362 million and $76 million related to leasehold and contract obligations. Additionally, as part of this program the Company planned to eliminate approximately 7,500 positions, of which approximately 5,500 have been eliminated since the restructuring was announced.
The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal first quarter of 2011:

(Dollars in Millions)	Severance
Reserve balance as of:
January 2, 2011	$345
Cash outlays	(41)
April 3, 2011*	$304

*	Remaining cash outlays for severance are expected to be paid out in accordance with the Company’s plans and local laws.
NOTE 13 — SUBSEQUENT EVENT
On April 27, 2011 the Company entered into a definitive agreement to acquire Synthes, Inc. for approximately $21.3 billion, approximately $19.3 billion net of cash acquired. Synthes, Inc. is a premier global developer and manufacturer of orthopaedics devices.

Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Analysis of Consolidated Sales
For the fiscal first quarter of 2011, worldwide sales were $16.2 billion, an increase of 3.5%, including an operational increase of 1.8% as compared to 2010 fiscal first quarter sales of $15.6 billion. Currency fluctuations had a positive impact of 1.7% for the fiscal first quarter of 2011.
Sales by U.S. companies were $7.6 billion in the fiscal first quarter of 2011, which represented a decrease of 0.6% as compared to the same period last year. Sales by international companies were $8.6 billion, which represented a total increase of 7.3%, including an operational increase of 4.1%, and a positive impact from currency of 3.2% as compared to the fiscal first quarter sales of 2010.
Sales by companies in Europe achieved growth of 2.0%, including operational growth of 1.9% and a positive impact from currency of 0.1%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.2%, including operational growth of 7.3%, and a positive impact from currency of 4.9%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 13.4%, including operational growth of 6.3%, and an increase of 7.1% related to the positive impact of currency.
U.S. Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law during March 2010. The health care reform legislation included an increase in the minimum Medicaid rebate rate from 15.1% to 23.1% and also extended the rebate to drugs provided through Medicaid managed care organizations. The 2011 full year impact to sales rebates, thereby reducing sales revenue, is estimated to be $400 — $500 million of which approximately $120 million impacted the Company’s fiscal first quarter of 2011. In the fiscal first quarter of 2010, that amount was approximately $60 million.
Beginning in 2011, companies that sell branded prescription drugs to specified U.S. Government programs will pay an annual non-tax deductible fee based on an allocation of the company’s market share of total branded prescription drug sales from the prior year. The 2011 full year impact to selling, marketing and administrative expenses is estimated to be $150 — $200 million. Additionally, in 2011, discounts will be provided on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap “donut hole”. Beginning in 2013, the Company will be required to pay a tax deductible 2.3% excise tax imposed on the sale of certain medical devices.
ANALYSIS OF SALES BY BUSINESS SEGMENTS
Consumer
Consumer segment sales in the fiscal first quarter of 2011 were $3.7 billion, a decrease of 2.2% over the same period a year ago, including an operational decline of 4.1%, and a positive currency impact of 1.9%. U.S. Consumer segment sales declined by 13.8% while international sales achieved sales growth of 5.9%, including operational growth of 2.6%, and a positive currency impact of 3.3%.
Major Consumer Franchise Sales — Fiscal First Quarters

	April 3,	April 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
OTC Pharm & Nutr	$1,129	$1,207	(6.5)%	(8.2)%	1.7%
Skin Care	899	920	(2.3)	(3.7)	1.4
Baby Care	561	529	6.0	3.1	2.9
Women’s Health	459	469	(2.1)	(4.0)	1.9
Oral Care	391	381	2.6	0.2	2.4
Wound Care/Other	243	260	(6.5)	(8.4)	1.9
Total	$3,682	$3,766	(2.2)%	(4.1)%	1.9%
The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 8.2% as compared to the prior year fiscal first quarter. Sales in the U.S. were negatively impacted by the suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility as well as the impact on production volumes related to ongoing efforts to enhance quality and manufacturing systems. Sales outside the U.S. grew primarily due to strong market growth in certain regions.
During the quarter a consent decree was signed with the U.S. Food and Drug Administration (FDA), which will govern certain McNeil Consumer Healthcare division manufacturing operations. The consent decree identifies procedures that will help provide additional assurance of product quality to the FDA. The consent decree recognizes the work already initiated by McNeil under the Comprehensive Action Plan (CAP).
The Skin Care franchise experienced an operational decline of 3.7% due in part to a temporary product supply issue in the Neutrogena product line due to manufacturing enhancements.
The Baby Care franchise achieved operational growth of 3.1% as compared to the prior year primarily due to growth in cleansers, wipes and powders outside the U.S.
The Women’s Health Franchise experienced an operational decline of 4.0% as compared to the prior year primarily due to lower sales of sanitary protection and K-Y® products.
The Oral Care franchise achieved operational growth of 0.2% as compared to the prior year. Sales in the U.S. declined, reflecting the impact of competition, including private label products, for certain products. Sales growth outside the U.S. was due to increased sales of LISTERINE®.
Pharmaceutical
Pharmaceutical segment sales in the fiscal first quarter of 2011 were $6.1 billion, a total increase of 7.5% as compared to the same period a year ago with an operational increase of 6.4% and an increase of 1.1% related to the positive impact of currency. U.S. Pharmaceutical sales increased by 5.8% as compared to the same period a year ago. International Pharmaceutical sales achieved sales growth of 9.7%, including operational growth of 7.3%, and an increase of 2.4% related to the positive impact of currency.
Major Pharmaceutical Product Revenues — Fiscal First Quarters*

	April 3,	April 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
REMICADE®	$1,285	$1,186	8.3%	8.3%	—%
LEVAQUIN®/FLOXIN®	434	371	17.0	16.9	0.1
RISPERDAL® CONSTA®	404	379	6.6	5.5	1.1
PROCRIT®/EPREX®	397	523	(24.1)	(24.6)	0.5
CONCERTA®	362	329	10.0	8.8	1.2
VELCADE®	280	261	7.3	5.6	1.7
ACIPHEX®/PARIET®	239	260	(8.1)	(8.6)	0.5
Other Pharmaceuticals	2,658	2,329	14.1	12.1	2.0
Total	$6,059	$5,638	7.5%	6.4%	1.1%

*     Prior year amounts have been reclassified to conform to current year presentation.
REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases, achieved operational growth of 8.3% over prior year fiscal first quarter. Growth was primarily driven by an increase in U.S. export sales due to market growth. On April 15, 2011 the Company announced it reached an agreement with Merck to amend distribution rights to REMICADE® and SIMPONI® whereby, effective July 1, 2011, certain territories will be transferred to the Company. On July 1, 2011, the Company will record sales of product from certain territories, including Canada, Brazil, Australia and Mexico, previously supplied by Merck. In addition, effective July 1, 2011, the division of contribution income split will increase to 50% for the territories that Merck will retain. REMICADE® is competing in a market that is experiencing increased competition due to new entrants and the expansion of indications for existing competitors.
LEVAQUIN® (levofloxacin)/FLOXIN®(ofloxacin), an anti-infective, achieved operational growth of 16.9% as compared to the prior year fiscal first quarter primarily due to higher incidence of respiratory illness and flu. Market exclusivity in the U.S. expires in June 2011. The expiration of a product’s market exclusivity will result in a significant reduction in sales.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable antipsychotic, achieved operational growth of 5.5% as compared to the prior year fiscal first quarter. Sales in the U.S. declined, however the total U.S. sales of the Company’s long-acting injectables, including INVEGA® SUSTENNA™ (paliperidone palmitate), increased by double digits versus a year ago due to an increase in combined market share. Sales outside the U.S. increased with strong growth in most major regions.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 24.6%, as compared to the prior year fiscal first quarter. The decline was primarily due to softening of the market for Erythropoiesis Stimulating Agents (ESAs) and increased competition.
CONCERTA® (methylphenidate HCl), a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 8.8% as compared to the prior year fiscal first quarter, due to market growth, partially offset by market share loss and the full quarter impact of the health care reform legislation enacted in March 2010, resulting in changes to rebates to Medicaid managed care organizations. On November 1, 2010, the Company entered into a U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® beginning May 1, 2011. This authorized generic launch will result in a significant reduction in CONCERTA® sales.

VELCADE® (bortezomib), a product for the treatment for multiple myeloma, for which the Company has commercial rights in Europe and the rest of the world outside the U.S., achieved operational sales growth of 5.6% as compared to the prior year fiscal first quarter. Slower sales in Europe due to pricing pressure and increased competition were offset by strong growth in other regions.
ACIPHEX®/PARIET® experienced an operational decline of 8.6% as compared to the prior year fiscal first quarter primarily due to increased generic competition in the category.
In the fiscal first quarter of 2011, Other Pharmaceutical sales achieved operational growth of 12.1% over the prior year fiscal first quarter. Contributors to the increase were sales of STELARA® (ustekinumab), PREZISTA® (darunavir), CAELYX®(pegylated liposomal doxorubicin hydrochloride) SIMPONI® (golimumab), INVEGA® SUSTENNA™ (paliperidone palmitate), NUCYNTA® (tapentadol) and INTELENCE® (etravirine). This growth was partially offset by lower sales of DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system), TOPAMAX® (topiramate) and RISPERDAL®/risperidone due to continued generic competition.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2011 were $6.4 billion, an increase of 3.3% as compared to the same period a year ago, including an operational increase of 1.3% and a positive currency impact of 2.0%. The U.S. Medical Devices and Diagnostics sales declined 0.5%. The increase in international Medical Devices and Diagnostics sales was 6.6%, which included operational increases of 3.0% and a positive currency impact of 3.6%.
Major Medical Devices and Diagnostics Franchise Sales — Fiscal First Quarters

	April 3,	April 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
DEPUY®	$1,503	$1,454	3.4%	1.7%	1.7%
ETHICON ENDO-SURGERY®	1,221	1,168	4.5	2.4	2.1
ETHICON®	1,193	1,147	4.0	2.3	1.7
Vision Care	722	664	8.7	4.7	4.0
Diabetes Care	637	597	6.7	6.0	0.7
CORDIS®	635	672	(5.5)	(7.5)	2.0
ORTHO-CLINICAL DIAGNOSTICS®	521	525	(0.8)	(2.5)	1.7
Total	$6,432	$6,227	3.3%	1.3%	2.0%
The DePuy franchise achieved operational growth of 1.7% as compared to the same period a year ago. This growth was primarily due to sales of newly acquired products from Micrus and the Mitek sports medicine product line.

The Ethicon Endo-Surgery franchise achieved operational growth of 2.4% as compared to the prior year fiscal first quarter. Growth in the U.S. was attributable to the Advanced Sterilization and HARMONIC® Scalpel products. Outside the U.S., the Endo mechanical and Energy based product lines were contributors to the growth. Total growth was impacted by the divestiture of the breast care business in the third quarter of 2010.
The Ethicon franchise achieved operational growth of 2.3% as compared to the prior year fiscal first quarter. The primary drivers of the growth were attributable to sales of sutures, women’s health and Acclarent products.
The Vision Care franchise achieved operational sales growth of 4.7% as compared to the prior year fiscal first quarter. ACUVUE® TruEye™ and the astigmatism lenses were strong contributors to the growth in the quarter.
The Diabetes Care franchise achieved operational sales growth of 6.0% as compared to the prior year fiscal first quarter. The growth was primarily due to sales of the One Touch product line.
The Cordis franchise experienced an operational sales decline of 7.5% as compared to the prior year fiscal first quarter. The decline was caused by lower sales of the CYPHER® Sirolimus-eluting Coronary Stent due to increased competition. The decline was partially offset by strong growth in the Biosense Webster business, the Company’s electrophysiology business.
The Ortho-Clinical Diagnostics franchise experienced an operational sales decline of 2.5% as compared to the prior year fiscal first quarter attributable to lower sales of donor screening due to the move to selective testing in the U.S. for Chagas disease. This was partially offset by the continued growth in clinical labs due to the strength of the VITROS® 5600 and 3600 analyzers.
Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the fiscal first quarter of 2011 increased to 29.5% from 29.0% of sales as compared to the same period a year ago, primarily due to ongoing remediation costs in the Consumer business, which was partially offset by favorable product mix due to a change in the mix of businesses.
Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2011 increased to 31.3% from 30.5% of sales as compared to the same period a year ago. The increase was primarily due to investment spending in the Medical Devices and Diagnostics business as well as the fee on branded pharmaceutical products incurred due to the U.S. health care reform legislation.

Research & Development
Research & development activities represent a significant part of the Company’s business. These expenditures relate to the development of new products, improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. Worldwide costs of research & development activities for the fiscal first quarter of 2011 were $1.7 billion, which was an increase of 11.6% in spending as compared to the prior year fiscal first quarter. The increase was primarily due to the timing of milestone payments in the Pharmaceutical business.
Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of fixed assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal first quarter of 2011, was unfavorable as compared to the same period a year ago. The fiscal first quarter of 2011 included $0.3 billion related to litigation expense and additional DePuy ASR™ Hip recall costs partially offset by the gain related to the Company’s earlier investment in Crucell versus a net gain of $1.5 billion from litigation matters recorded in the fiscal first quarter of 2010.
OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2011 was 15.6% versus 20.8% for the same period a year ago. The primary drivers of the decline in operating profit were unfavorable product mix and remediation costs associated with the recall of certain OTC products.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2011 was 36.5% versus 34.9% for the same period a year ago. The primary drivers of the increase in the operating profit margin were the gain related to the Company’s earlier investment in Crucell and lower manufacturing costs, partially offset by the impact of the health care reform legislation and litigation expense recorded in 2011. The fiscal first quarter of 2010 was negatively impacted by unfavorable product mix due to the loss of market exclusivity for TOPAMAX® and litigation expense.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal first quarter of 2011 was 30.2% versus 59.5% for the same period a year ago. The primary driver of the decline in the operating profit margin in the Medical Devices and Diagnostics segment was $0.1 billion related to litigation expense and additional DePuy ASR™ Hip recall costs recorded in the fiscal first quarter of 2011. The fiscal first quarter of 2010 included a $1.6 billion gain from net litigation matters.
Interest (Income) Expense
Interest income decreased slightly in the fiscal first quarter of 2011 as compared to the same period a year ago, due to lower rates of interest earned despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $26.9 billion at the end of the fiscal first quarter of 2011. This is an increase of $8.9 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.
Interest expense increased in the fiscal first quarter of 2011 as compared to the same period a year ago due to a higher average debt balance. At the end of the fiscal first quarter of 2011, the Company’s debt position was $17.8 billion compared to $12.1 billion from the same period a year ago. The Company increased borrowings in 2010, capitalizing on favorable terms in the capital markets. The proceeds of the debt were used for general corporate purposes.
Provision for Taxes on Income
The worldwide effective income tax rates for the fiscal first quarters of 2011 and 2010 were 22.9% and 27.9%, respectively. The lower effective tax rate was due to lower income in higher tax jurisdictions and the U.S. Research and Development tax credit, which was not in effect for the fiscal first quarter of 2010. Additionally, the net litigation gain of $1.5 billion recorded at a 39.0% tax rate in the fiscal first quarter of 2010, added 3.5 percentage points to the worldwide effective income tax rate.
As of April 3, 2011, the Company had approximately $2.4 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 2, 2011 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash and cash equivalents were $22.4 billion at the end of the fiscal first quarter of 2011 as compared with $19.4 billion at the fiscal year end of 2010. The primary sources of cash that contributed to the $3.0 billion increase were $2.3 billion generated from operating activities and $1.4 billion net cash from investing activities offset by $0.8 billion used by financing activities.

Cash flow from operations of $2.3 billion was the result of $3.5 billion of net earnings and $0.9 billion of non cash charges related to depreciation and amortization and stock based compensation reduced by $2.1 billion related to changes in assets and liabilities, net of effects from acquisitions.
Cash from investing activities of $1.4 billion was due to proceeds from asset sales and net sale of investments in marketable securities of $3.9 billion partially offset by acquisitions of $2.1 billion and $0.4 billion used for additions to property, plant and equipment.
Financing activities use of $0.8 billion was primarily for dividends to shareholders of $1.5 billion and $0.2 billion for repurchase of common stock net of proceeds from stock options exercised partially offset by $0.9 billion net proceeds of short and long-term debt.
In the fiscal first quarter of 2011, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On January 3, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.540 per share, payable on March 15, 2011, to shareholders of record as of March 1, 2011.
On April 28, 2011, the Board of Directors declared a regular cash dividend of $0.570 per share, payable on June 14, 2011 to shareholders of record as of May 31, 2011. This represented an increase of 5.6% in the quarterly dividend rate and was the 49th consecutive year of cash dividend increases. The Company expects to continue the practice of paying regular quarterly cash dividends.
OTHER INFORMATION
New Accounting Standards
During the fiscal first quarter of 2011, the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments issued related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2011, the Company adopted the FASB guidance on how pharmaceutical companies should recognize and classify in the Company’s financial statements, the non deductible annual fee paid to the Government in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This fee is based on an allocation of a company’s market share of total branded prescription drug sales from the prior year. The estimated fee was recorded as a selling, marketing and administrative expense in the Company’s financial statement and will be amortized on a straight-line basis for the year as per the FASB guidance. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

Economic and Market Factors
Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care. Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 2000 through 2010 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
Risks and uncertainties include, but are not limited to, general industry conditions and competition; economic factors, such as interest rate and currency exchange rate fluctuations; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; significant litigation adverse to the Company; impact to business combinations; financial distress and bankruptcies experienced by significant customers and suppliers; changes to governmental laws and regulations and U.S. and foreign health care reforms; trends toward healthcare cost containment; increased scrutiny of the health care industry by government agencies; changes in behavior and spending patterns of healthcare products and services; manufacturing difficulties or delays; product efficacy or safety concerns resulting in product recalls or regulatory action.
The Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2011. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

	Total Number	Average
	of Shares	Price Paid
Fiscal Month	Purchased	per Share
January 3, 2011 through January 30, 2011	2,630,613	$62.59
January 31, 2011 through February 27, 2011	1,745,764	$60.41
February 28, 2011 through April 3, 2011	2,771,478	$59.65
Total	7,147,855

Item 6 — EXHIBITS
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, formatted in Extensive Business Reporting Language (XBRL), (i)consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)
Date: May 10, 2011	By	/s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011	By	/s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)