Form 10-Q
period 2011-07-03
JOHNSON & JOHNSON
filed 2011-08-09
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)
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
     On July 29, 2011 2,740,354,114 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)
ASSETS

	July 3, 2011	January 2, 2011
Current assets:
Cash and cash equivalents	$14,974	$19,355

Marketable securities	14,708	8,303

Accounts receivable, trade, less allowances for doubtful accounts $327 (2010, $340)	10,982	9,774

Inventories (Note 2)	6,413	5,378

Deferred taxes on income	2,306	2,224

Prepaid expenses and other receivables	3,290	2,273

Total current assets	52,673	47,307

Property, plant and equipment at cost	32,435	30,426

Less: accumulated depreciation	(17,461)	(15,873)

Property, plant and equipment, net	14,974	14,553

Intangible assets, net (Note 3)	18,378	16,716

Goodwill, net (Note 3)	16,243	15,294

Deferred taxes on income	5,653	5,096

Other assets	4,193	3,942

Total assets	$112,114	$102,908
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 3, 2011	January 2, 2011
Current liabilities:
Loans and notes payable	$5,046	$7,617

Accounts payable	5,689	5,623

Accrued liabilities	4,405	4,100

Accrued rebates, returns and promotions	2,933	2,512

Accrued compensation and employee related obligations	2,104	2,642

Accrued taxes on income	808	578

Total current liabilities	20,985	23,072

Long-term debt (Note 4)	13,680	9,156

Deferred taxes on income	1,888	1,447

Employee related obligations	6,202	6,087

Other liabilities	7,227	6,567

Total liabilities	49,982	46,329

Shareholders’ equity:

Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120

Accumulated other comprehensive income (Note 7)	(1,192)	(3,531)

Retained earnings	80,836	77,773

Less: common stock held in treasury, at cost (379,263,000 and 381,746,000 shares)	20,632	20,783

Total shareholders’ equity	62,132	56,579

Total liabilities and shareholders’ equity	$112,114	$102,908
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	July 3,	Percent	July 4,	Percent
	2011	to Sales	2010	to Sales
Sales to customers (Note 9)	$16,597	100.0%	$15,330	100.0%

Cost of products sold	5,172	31.2	4,630	30.2

Gross profit	11,425	68.8	10,700	69.8

Selling, marketing and administrative expenses	5,215	31.4	4,756	31.0

Research and development expense	1,882	11.3	1,648	10.8

Interest income	(18)	(0.1)	(43)	(0.3)

Interest expense, net of portion capitalized	129	0.8	101	0.7

Other (income)expense, net	206	1.3	18	0.1

Restructuring expense	589	3.5	—	—

Earnings before provision for taxes on income	3,422	20.6	4,220	27.5

Provision for taxes on income (Note 5)	646	3.9	771	5.0

NET EARNINGS	$2,776	16.7%	$3,449	22.5%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.01		$1.25
Diluted	$1.00		$1.23

CASH DIVIDENDS PER SHARE	$0.57		$0.54

AVG. SHARES OUTSTANDING
Basic	2,740.5		2,756.6
Diluted	2,781.3		2,796.0
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	July 3,	Percent	July 4,	Percent
	2011	to Sales	2010	to Sales
Sales to customers (Note 9)	$32,770	100.0%	$30,961	100.0%

Cost of products sold	9,950	30.4	9,158	29.6

Gross profit	22,820	69.6	21,803	70.4

Selling, marketing and administrative expenses	10,271	31.3	9,535	30.8

Research and development expense	3,620	11.0	3,205	10.4

Interest income	(39)	(0.1)	(70)	(0.2)

Interest expense, net of portion capitalized	254	0.8	209	0.6

Other (income)expense, net	193	0.6	(1,576)	(5.1)

Restructuring expense	589	1.8	—	—

Earnings before provision for taxes on income	7,932	24.2	10,500	33.9

Provision for taxes on income (Note 5)	1,680	5.1	2,525	8.1

NET EARNINGS	$6,252	19.1%	$7,975	25.8%

NET EARNINGS PER SHARE (Note 8)
Basic	$2.28		$2.89
Diluted	$2.25		$2.85

CASH DIVIDENDS PER SHARE	$1.11		$1.03

AVG. SHARES OUTSTANDING

Basic	2,739.6		2,755.7
Diluted	2,778.1		2,796.1
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 3,	July 4,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$6,252	$7,975
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,532	1,445
Stock based compensation	339	305
Deferred tax provision	(504)	604

Accounts receivable allowances	(33)	46

Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(576)	(555)
Increase in inventories	(620)	(88)
Decrease in accounts payable and accrued liabilities	(444)	(1,719)
Increase in other current and non-current assets	(920)	(704)
Increase in other current and non-current liabilities	1,199	218

NET CASH FLOWS FROM OPERATING ACTIVITIES	6,225	7,527

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,054)	(897)
Proceeds from the disposal of assets	143	109
Acquisitions, net of cash acquired	(2,049)	(871)
Purchases of investments	(16,820)	(6,695)
Sales of investments	10,582	3,800
Other	(62)	(21)

NET CASH USED BY INVESTING ACTIVITIES	(9,260)	(4,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,043)	(2,839)
Repurchase of common stock	(929)	(780)
Proceeds from short-term debt	3,586	956
Retirement of short-term debt	(6,194)	(3,598)
Proceeds from long-term debt	4,404	—
Retirement of long-term debt	(5)	(12)
Proceeds from the exercise of stock options/excess tax benefits	717	386

NET CASH USED BY FINANCING ACTIVITIES	(1,464)	(5,887)

	Fiscal Six Months Ended
	July 3,	July 4,
	2011	2010
Effect of exchange rate changes on cash and cash equivalents	118	(162)
Decrease in cash and cash equivalents	(4,381)	(3,097)
Cash and Cash equivalents, beginning of period	19,355	15,810

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,974	$12,713

Acquisitions
Fair value of assets acquired	$2,248	$909
Fair value of liabilities assumed and non-controlling interests	(199)	(38)
Net cash paid for acquisitions	$2,049	$871
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
During the fiscal second quarter of 2011, the Financial Accounting Standards Board (FASB) issued amendments to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This guidance is effective prospectively for the interim periods and annual periods beginning after December 15, 2011. Early adoption is prohibited. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2011, the Company adopted the FASB guidance and amendments issued related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2011, the Company adopted the FASB guidance on how pharmaceutical companies should recognize and classify in the Company’s financial statements, the non-deductible annual fee paid to the Government in accordance with the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This fee is based on an allocation of a company’s market share of total branded prescription drug sales from the prior year. The estimated fee was recorded as a selling, marketing and administrative expense in the Company’s financial statement and will be amortized on a straight-line basis for the year as per the FASB guidance. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
NOTE 2 — INVENTORIES

(Dollars in Millions)	July 3, 2011	January 2, 2011
Raw materials and supplies	$1,383	1,073
Goods in process	1,897	1,460
Finished goods	3,133	2,845
Total inventories	$6,413	5,378
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

	July 3,	January 2,
(Dollars in Millions)	2011	2011
Intangible assets with definite lives:
Patents and trademarks — gross	$7,520	6,660
Less accumulated amortization	2,819	2,629
Patents and trademarks — net	4,701	4,031

Other intangibles — gross	8,609	7,674
Less accumulated amortization	3,048	2,880
Other intangibles — net	5,561	4,794

Intangible assets with indefinite lives:
Trademarks	6,080	5,954
Purchased in-process research and development	2,036	1,937
Total intangible assets with indefinite lives	8,116	7,891

Total intangible assets — net	$18,378	16,716
During the fiscal second quarter of 2011, the Company reclassified $971 million from purchased in-process research and development to amortizable other intangibles to reflect the commercialization of ZYTIGA®.
Goodwill as of July 3, 2011 was allocated by segment of business as follows:

			Med Dev
(Dollars in Millions)	Consumer	Pharm	& Diag	Total
Goodwill, net at January 2, 2011	$8,144	1,225	5,925	15,294
Acquisitions	—	538	—	538
Currency translation/Other	320	52	39	411
Goodwill, net as of July 3, 2011	$8,464	1,815	5,964	16,243

The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 27 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 3, 2011 was $402 million, and the estimated amortization expense for the five succeeding years approximates $840 million, per year.
NOTE 4 — FAIR VALUE MEASUREMENTS
The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third- party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of July 3, 2011, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $23 billion and $3 billion, respectively.
All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
During the fiscal second quarter of 2011, the Company entered into an option to hedge the currency risk associated with the cash portion of the payment for the planned acquisition of Synthes, Inc. The option was not designated as a hedge, and therefore, the change in the fair value of the option of $102 million was recognized as Other Income in the fiscal second quarter of 2011.
The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in other (income)/expense, net, and was not material for the fiscal quarters ended July 3, 2011 and July 4, 2010. Refer to Note 7 for disclosures of movements in Accumulated Other Comprehensive Income.
As of July 3, 2011, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $228 million after-tax. For additional information, see Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to derivatives designated as hedges for the fiscal second quarters in 2011 and 2010:

			Gain/ (Loss)
	Gain/ (Loss)		reclassified			Gain/ (Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI(1)		into income(1)			income/expense(2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	second	second	second	second		second	second
(Dollars in Millions)	quarter	quarter	quarter	quarter		quarter	quarter
Cash Flow Hedges	2011	2010	2011	2010		2011	2010
Foreign exchange contracts	$—	$(53)	$—	$(9	)(A)	$—	$(20)

Foreign exchange contracts	12	(102)	(44)	(76	)(B)	6	(149)

Foreign exchange contracts	28	44	18	20	(C)	(2)	16

Cross currency interest rate swaps	(31)	(82)	(16)	11	(D)	—	—

Foreign exchange contracts	(7)	35	2	—	(E)	—	20

Total	$2	$(158)	$(40)	$(54)		$4	$(133)

All amounts shown in the table above are net of tax.
The following table is a summary of the activity related to derivatives designated as hedges for the first fiscal six months in 2011 and 2010:

			Gain/ (Loss)
	Gain/ (Loss)		reclassified			Gain/ (Loss)
	recognized in		from			recognized in
	Accumulated		Accumulated OCI			other
	OCI(1)		into income(1)			income/expense(2)
	Fiscal	Fiscal	Fiscal	Fiscal		Fiscal	Fiscal
	six	six	six	six		six	six
(Dollars in Millions)	months	months	months	months		months	months
Cash Flow Hedges	2011	2010	2011	2010		2011	2010
Foreign exchange contracts	$27	$(84)	$(10)	$(29	)(A)	$(2)	$(21)

Foreign exchange contracts	92	(206)	(106)	(98	)(B)	3	(154)

Foreign exchange contracts	(8)	73	19	21	(C)	(2)	16

Cross currency interest rate swaps	(40)	(49)	(18)	11	(D)	—	—

Foreign exchange contracts	(59)	81	(3)	(1	)(E)	2	20

Total	$12	$(185)	$(118)	$(96)		$1	$(139)
All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(A)	Included in Sales to customers

(B)	Included in Cost of products sold

(C)	Included in Research and development expense

(D)	Included in Interest (income)/Interest expense, net

(E)	Included in Other (income)/expense, net
For the fiscal second quarters ended July 3, 2011 and July 4, 2010, a loss of $7 million and $21 million, respectively, were recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
For the first fiscal six months ended July 3, 2011 and July 4, 2010, a gain of $8 million and a loss of $69 million, respectively, were recognized in Other (income)/expense, net, relating to foreign exchange contracts not designated as hedging instruments.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of July 3, 2011 and January 2, 2011 were as follows:

		July 3, 2011			January 2, 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	—	$487	—	$487	$321
Cross currency interest rate swaps(2)	—	2	—	2	17
Total	—	489	—	489	338

Liabilities:
Foreign exchange contracts	—	646	—	646	586
Cross currency interest rate swaps(3)	—	404	—	404	502
Total	—	1,050	—	1,050	1,088

Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	28	—	28	19
Swiss Franc Option*	—	569	—	569	—
Total	—	597	—	597	19

Liabilities:
Foreign exchange contracts	—	27	—	27	39

Other Investments(4)	$1,371	—	—	$1,371	$1,165

*	Currency option related to the planned acquisition of Synthes, Inc.

(1)	As of January 2, 2011, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,165 which are classified as Level 1.

(2)	Includes $2 million and $14 million of non-current assets for July 3, 2011 and January 2, 2011, respectively.

(3)	Includes $404 million and $502 million of non-current liabilities for July 3, 2011 and January 2, 2011, respectively.

(4)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of July 3, 2011:

	Carrying	Estimated
(Dollars in Millions)	Amount	Fair Value
Financial Assets
Current Investments
Cash	$2,299	2,299
Government securities and obligations	23,951	23,951
Corporate debt securities	515	515
Money market funds	1,820	1,820
Time deposits	1,097	1,097

Total cash, cash equivalents and current marketable securities	$29,682	29,682

Fair value of government securities and obligations and non-current marketable securities was estimated using quoted broker prices in active markets.

Financial Liabilities
Current Debt	$5,046	5,046
Non-Current Debt
5.15% Debentures due 2012	599	632
0.70% Notes due 2013	500	503
3.80% Debentures due 2013	500	527
3 month LIBOR+0% FRN due 2013	500	500
3 month LIBOR+0.09% FRN due 2014	750	750
1.20% Notes due 2014	999	1,006
2.15% Notes due 2016	898	903
5.55% Debentures due 2017	1,000	1,161
5.15% Debentures due 2018	898	1,015
4.75% Notes due 2019 (1B Euro 1.4476)	1,440	1,569
3% Zero Coupon Convertible Subordinated Debentures due in 2020	197	246
2.95% Debentures due 2020	541	522
3.55% Notes due 2021	446	456
6.73% Debentures due 2023	250	323
5.50% Notes due 2024 (500 GBP1.6025)	795	856
6.95% Notes due 2029	294	375
4.95% Debentures due 2033	500	523
5.95% Notes due 2037	995	1,120
5.86% Debentures due 2038	700	773
4.50% Debentures due 2040	539	489
4.85% Notes due 2041	298	291
Other (Includes Industrial Revenue Bonds)	41	41

Total Non-Current Debt	$13,680	14,581
The weighted average effective rate on non-current debt is 4.08%.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.
NOTE 5 — INCOME TAXES
The worldwide effective income tax rates for the first fiscal six months of 2011 and 2010 were 21.2% and 24.0%, respectively. The lower effective tax rate was due to higher income in lower tax jurisdictions and the U.S. Research and Development tax credit, which was not in effect for the first fiscal six months of 2010. Additionally, in 2010 the Company had litigation gains in high tax jurisdictions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Components of Net Periodic Benefit Cost Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2011 and 2010 include the following components:

	Retirement Plans		Other Benefit Plans
		Fiscal Quarters Ended
	July 3,	July 4,	July 3,	July 4,
(Dollars in Millions)	2011	2010	2011	2010
Service cost	$144	121	37	33
Interest cost	214	194	46	50
Expected return on plan assets	(277)	(248)	(1)	(1)
Amortization of prior service cost/(credit)	1	3	—	(1)
Amortization of net transition obligation	1	1	—	—
Recognized actuarial losses	98	59	12	13
Net periodic benefit cost	$181	130	94	94
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2011 and 2010 include the following components:

	Retirement Plans		Other Benefit Plans
		Fiscal Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(Dollars in Millions)	2011	2010	2011	2010
Service cost	$287	247	74	67
Interest cost	427	394	94	100
Expected return on plan assets	(555)	(500)	(1)	(1)
Amortization of prior service cost/(credit)	4	6	(1)	(2)
Amortization of net transition obligation	1	1	—	—
Recognized actuarial losses	194	117	23	25
Net periodic benefit cost	$358	265	189	189
Company Contributions
For the fiscal six months ended July 3, 2011, the Company contributed $119 million and $16 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.
NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME
Total comprehensive income for the fiscal six months ended July 3, 2011 was $8.6 billion, compared with $5.3 billion for the same period a year ago. Total comprehensive income for the fiscal second quarter ended July 3, 2011 was $3.6 billion, compared with $1.6 billion for the same period a year ago. Total comprehensive income included net earnings, net unrealized currency gains and losses on translation, net unrealized gains and losses on securities available for sale, adjustments related to employee benefit plans, and net gains and losses on derivative instruments qualifying and designated as cash flow hedges. The following table sets forth the components of accumulated other comprehensive income.

					Total
					Accum
					Other
	Foreign	Securities	Employee	Deriv.	Comp.
Gains/(Losses)	Currency	Available	Benefit	&	Income/
(Dollars in Millions)	Translation	for sale	Plans	Hedges	(Loss)
January 2, 2011	$(969)	24	(2,686)	100	(3,531)
2011 six months change
Unrealized gain (loss)		435		12
Net amount reclassed to net earnings	—	(139)	—	116 *
Net six months change	1,787	296	128	128	2,339
July 3, 2011	$818	320	(2,558)	228	(1,192)

*	Substantially offset in net earnings by changes in value of the underlying transactions.
Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in international subsidiaries.
NOTE 8 — EARNINGS PER SHARE
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended July 3, 2011 and July 4, 2010.

	Fiscal Quarters Ended
	July 3,	July 4,
(Shares in Millions)	2011	2010
Basic net earnings per share	$1.01	$1.25
Average shares outstanding — basic	2,740.5	2,756.6
Potential shares exercisable under stock option plans	168.9	175.5
Less: shares which could be repurchased under treasury stock method	(131.7)	(139.7)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,781.3	2,796.0
Diluted earnings per share	$1.00	$1.23
The diluted earnings per share calculation for both fiscal second quarters ended July 3, 2011 and July 4, 2010 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal second quarters ended July 3, 2011 and July 4, 2010, excluded 51 million and 68 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended July 3, 2011 and July 4, 2010.

	Fiscal Six Months Ended
	July 3,	July 4,
(Shares in Millions)	2011	2010
Basic net earnings per share	$2.28	$2.89
Average shares outstanding — basic	2,739.6	2,755.7
Potential shares exercisable under stock option plans	168.8	175.4
Less: shares which could be repurchased under treasury stock method	(133.9)	(138.6)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,778.1	2,796.1
Diluted earnings per share	$2.25	$2.85
The diluted earnings per share calculation for both the fiscal six months ended July 3, 2011 and July 4, 2010 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.
The diluted earnings per share calculation for the fiscal six months ended July 3, 2011 and July 4, 2010 excluded 52 million and 68 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS
SALES BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
Consumer
U.S.	$1,339	$1,463	(8.5)%
International	2,454	2,184	12.4
Total	3,793	3,647	4.0

Pharmaceutical
U.S.	3,239	3,110	4.1
International	2,994	2,443	22.6
Total	6,233	5,553	12.2

Medical Devices & Diagnostics
U.S.	2,869	2,865	0.1
International	3,702	3,265	13.4
Total	6,571	6,130	7.2

Worldwide
U.S.	7,447	7,438	0.1
International	9,150	7,892	15.9
Total	$16,597	$15,330	8.3%

	Fiscal Six Months Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
Consumer
U.S.	$2,684	$3,023	(11.2)%
International	4,791	4,390	9.1
Total	7,475	7,413	0.8

Pharmaceutical
U.S.	6,630	6,316	5.0
International	5,662	4,875	16.1
Total	12,292	11,191	9.8

Medical Devices & Diagnostics
U.S.	5,741	5,751	(0.2)
International	7,262	6,606	9.9
Total	13,003	12,357	5.2

Worldwide
U.S.	15,055	15,090	(0.2)
International	17,715	15,871	11.6
Total	$32,770	$30,961	5.8%
OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Quarters Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
Consumer	$549	$669	(17.9)%
Pharmaceutical (1)	1,714	1,833	(6.5)
Medical Devices & Diagnostics (2)	1,275	1,876	(32.0)
Segments operating profit	3,538	4,378	(19.2)
Expense not allocated to segments (3)	(116)	(158)
Worldwide income before taxes	$3,422	$4,220	(18.9)%

	Fiscal Six Months Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
Consumer	$1,122	$1,454	(22.8)%
Pharmaceutical (1)	3,923	3,803	3.2
Medical Devices & Diagnostics (2)	3,219	5,578	(42.3)
Segments operating profit	8,264	10,835	(23.7)
Expense not allocated to segments (3)	(332)	(335)
Worldwide income before taxes	$7,932	$10,500	(24.5)%

(1)	Includes litigation expense of $290 million and $540 million recorded in the fiscal second quarter and the first fiscal six months of 2011, respectively. The first fiscal six months of 2011 includes a gain related to the Company’s earlier investment in Crucell recorded in the fiscal first quarter of 2011. The fiscal second quarter and the first fiscal six months of 2010, includes net litigation expense of $115 million and $202 million, respectively.

(2)	Includes restructuring expense of $676 million recorded in the fiscal second quarter and first fiscal six months of 2011. Includes litigation expense and additional DePuy ASR™ Hip recall costs of $127 million recorded in the fiscal second quarter of 2011. Includes litigation expense and additional DePuy ASR™ Hip recall costs of $223 million recorded in the first fiscal six months of 2011. Includes net litigation expense of $42 million and income of $1,542 million recorded in the fiscal second quarter and the first fiscal six months of 2010, respectively.

(3)	Amounts not allocated to segments include interest income/(expense), non-controlling interests and general corporate income/(expense).
SALES BY GEOGRAPHIC AREA

	Fiscal Quarters Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
U.S.	$7,447	$7,438	0.1%
Europe	4,543	3,832	18.6
Western Hemisphere, excluding U.S.	1,543	1,375	12.2
Asia-Pacific, Africa	3,064	2,685	14.1

Total	$16,597	$15,330	8.3%

	Fiscal Six Months Ended
	July 3,	July 4,	Percent
(Dollars in Millions)	2011	2010	Change
U.S.	$15,055	$15,090	(0.2)%
Europe	8,726	7,934	10.0
Western Hemisphere, excluding U.S.	2,979	2,655	12.2
Asia-Pacific, Africa	6,010	5,282	13.8

Total	$32,770	$30,961	5.8%
NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal second quarter of 2011, the Company entered into a definitive agreement to acquire Synthes, Inc. for approximately

$21.3 billion, approximately $19.3 billion net of cash acquired, subject to the terms of the merger agreement and currency values at the time of closing. Under the terms of the agreement, each share of Synthes common stock, subject to certain conditions, will be exchanged for approximately 35% in cash and 65% in Johnson & Johnson common stock. Synthes, Inc. is a premier global developer and manufacturer of orthopaedics devices.
During the fiscal first quarter of 2011, the Company acquired substantially all of the outstanding equity of Crucell N.V. that it did not already own. Crucell is a global biopharmaceutical company focused on the research and development, production and marketing of vaccines and antibodies against infectious disease worldwide. The net purchase price of $2.0 billion was allocated primarily to non-amortizable intangible assets for $1.0 billion, amortizable intangible assets for $0.7 billion and goodwill for $0.5 billion.
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
NOTE 11 — LEGAL PROCEEDINGS
Johnson & Johnson (the Company) and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Through the period ended July 3, 2011, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period of one or more of these matters, either alone or in the aggregate, may have a material adverse effect on the Company’s results of operations, and cash flows for that period.
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
In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and the Company. The Company has received limited information to date with respect to potential claims and other costs associated with this recall. The Company’s product liability reserve has been increased in part due to an increase in anticipated product liability litigation expense and costs associated with the DePuy ASR™ Hip recall program. Changes to the reserve may be required in the future as additional information becomes available. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period could have a material impact on the Company’s results of operations and cash flows for that period.
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
MEDICAL DEVICES & DIAGNOSTICS
In October 2004, Tyco Healthcare Group, LP, (Tyco) and U.S. Surgical Corporation filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES’s HARMONIC® scalpel infringed four Tyco patents. In October 2007, on motions for summary judgment prior to the initial trial, a number of claims were found invalid and a number were found infringed. However, no claim was found both valid and infringed. Trial commenced in December 2007, and the court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the United States District Court for the District of Connecticut asserting infringement of three of the four patents from the previous lawsuit and adding new products. Tyco is seeking monetary damages and injunctive relief. This case is scheduled to be tried in October 2011.
Starting in March 2006, Cordis Corporation (Cordis) filed patent infringement lawsuits in the United States District Courts for the Districts of New Jersey and Delaware, against Guidant Corporation (Guidant), Abbott Laboratories, Inc. (Abbott), Boston Scientific Corporation (Boston Scientific) and Medtronic Ave, Inc. (Medtronic) alleging that the Xience V™ (Abbott), Promus™ (Boston Scientific) and Endeavor® (Medtronic) drug eluting stents infringe several of Cordis’s Wright/Falotico patents. Cordis is seeking monetary relief. In January 2010, in one of the cases against Boston Scientific, the United States District Court for the District of Delaware found the Wright/Falotico patents invalid for lack of written description and/or lack of enablement. In June 2011, the Court of Appeals for the Federal Circuit affirmed the ruling, and Cordis moved for the Court to reconsider that decision.
In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against the Company and Cordis in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis’s sales of its CYPHER® stent willfully infringed a patent issued to Saffran. The jury awarded Saffran $482 million. In March 2011, the Court entered judgment against Cordis in the amount of $593 million, representing the jury verdict, plus $111 million in pre-judgment interest. Cordis has moved for the District Court to overturn the jury verdict and to vacate the judgment. If that motion is denied, Cordis will appeal the judgment. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the case.
In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, accusing LifeScan’s entire OneTouch® line of blood glucose monitoring systems of infringement of two patents related to the use of microelectrode sensors. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. The Court entered judgment against Roche in July 2010 and Roche appealed. Briefing on appeal issues has been completed. Oral argument will be held in fall 2011. Roche is seeking monetary damages and injunctive relief.
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
PHARMACEUTICAL
In April 2007, Centocor, Inc. (Centocor) (now Janssen Biotech, Inc. (JBI)) filed a patent infringement lawsuit against Abbott Laboratories, Inc. (Abbott) in the United States District Court for the Eastern District of Texas alleging that Abbott’s HUMIRA® anti-TNF alpha product infringes Centocor’s U.S. Patent 7,070,775. In June 2009, a jury returned a verdict finding the patent valid and infringed, and awarded JBI damages of approximately $1.7 billion. In February 2011, the Court of Appeals reversed the June 2009 decision and the judgment of the District Court. JBI will file a petition for review of the decision in the United States Supreme Court.
In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott’s U.S. Patent Nos. 7,223,394 and 7,451,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. No trial date has been set.
In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that STELARA® infringes two United States patents assigned to Abbott GmbH. JBI filed a complaint in the United States District Court for the District of Columbia for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents, as well as a Complaint for Review of a Patent Interference Decision that granted priority of invention on one of the two asserted patents to Abbott GmbH. The cases have been transferred from the District of Columbia to the District of Massachusetts. Discovery in these cases is ongoing. No trial date has been set. Also in August 2009, Abbott GmbH and Abbott Laboratories Limited brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH’s Canadian patent. The Canadian case is scheduled to be tried in October 2012. In each of these cases, Abbott is seeking monetary damages and injunctive relief.
In August 2009, Bayer HealthCare LLC (Bayer) filed a patent infringement lawsuit against Centocor Ortho Biotech Inc. (now JBI) in United States District Court for the District of Massachusetts alleging that the manufacture and sale by JBI of SIMPONI® infringes a Bayer patent relating to human anti-TNF antibodies. In January 2011, the court issued judgment dismissing Bayer’s infringement claims. Bayer appealed this ruling. In addition, in November 2009, Bayer filed a lawsuit under its European counterpart to these patents in Germany and the Netherlands. The court in the Netherlands held the Dutch patent invalid and entered judgment in favor of JBI’s European affiliate, Janssen Biologics B.V. Bayer appealed that judgment in the Netherlands. In addition, in March 2010, Janssen-Cilag NV filed a revocation action in the High Court in London seeking to invalidate Bayer’s UK patent relating to human anti-TNF antibodies. In May 2011, JBI settled all of these cases and received a paid-up, royalty-free license to the family of patents in suit.
LITIGATION AGAINST FILERS OF ABBREVIATED NEW DRUG APPLICATIONS (ANDAs)
The following summarizes lawsuits pending against generic companies that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the Company’s subsidiaries are not successful in these actions, or the statutory 30-month stays expire before the District Court rulings are obtained, the third-party companies involved will have the ability, upon approval of the United States Food and Drug Administration (FDA), to introduce generic versions of the products at issue resulting in very substantial market share and revenue losses for those products.

CONCERTA®
In January 2010, ALZA Corporation (ALZA) and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) (now Janssen Pharmaceuticals, Inc. (JPI)) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Kremers-Urban, LLC and KUDCO Ireland, Ltd. (collectively, KUDCO) in response to KUDCO’s ANDA seeking approval to market a generic version of CONCERTA® before the expiration of two of ALZA and JPI’s patents relating to CONCERTA®. KUDCO filed counterclaims alleging non-infringement and invalidity. ALZA and JPI subsequently removed one of the patents from the lawsuit.
In November 2010, ALZA and OMJPI (now JPI) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in response to Impax and Teva’s filing of a major amendment to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of ALZA and JPI’s patent relating to CONCERTA®. Impax and Teva filed counterclaims alleging non-infringement and invalidity. In May 2011, Alza and JPI filed a second lawsuit against Teva in response to Teva’s filing of a second major amendment to its ANDA seeking approval to market additional dosage strengths of its generic CONCERTA® product before the expiration of Alza and JPI’s patent relating to CONCERTA®. In each of the above cases, ALZA and JPI are seeking an Order enjoining the defendants from marketing its generic version of CONCERTA® prior to the expiration of ALZA and JPI’s CONCERTA® patent.
ORTHO TRI-CYLEN®LO
In October 2008, OMJPI (now JPI) and Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (JJPRD) filed a patent infringement lawsuit against Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, Watson) in the United States District Court for the District of New Jersey in response to Watson’s ANDA seeking approval to market a generic version of JPI’s product prior to the expiration of JPI’s patent relating to ORTHO TRI-CYCLEN® LO (the OTCLO patent). Watson filed a counterclaim alleging invalidity of the patent. In addition, in January 2010, JPI filed a patent infringement lawsuit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the United States District Court for the District of New Jersey in response to Lupin’s ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Lupin filed a counterclaim alleging invalidity of the patent. The Lupin and Watson cases have been consolidated.
In November 2010, OMJPI (now JPI) filed a patent infringement lawsuit against Mylan Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan), and Famy Care, Ltd. (Famy Care) in the United States District Court for the District of New Jersey in response to Famy Care’s ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Mylan and Famy Care filed counterclaims alleging invalidity of the patent. In each of the above cases, JJPRD and/or JPI are seeking an Order enjoining the defendants from marketing their generic versions of ORTHO TRI-CYLCEN® LO before the expiration of the OTCLO patent.
PREZISTA®
In November 2010, Tibotec, Inc. and Tibotec Pharmaceuticals, Inc. (collectively, Tibotec) filed a patent infringement lawsuit against Lupin, Ltd., Lupin Pharmaceuticals, Inc. (collectively, Lupin), Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in the United States District Court for the District of New Jersey in response to Lupin’s and Mylan’s respective ANDA’s seeking approval to market generic versions of Tibotec’s PREZISTA® product before the expiration of Tibotec’s patent relating to PREZISTA®. Lupin and Mylan each filed counterclaims alleging non-infringement and invalidity. In July 2011, Tibotec filed another patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey in response to Lupin’s supplement to its ANDA to add new dosage strengths for its proposed product. In August 2011, Tibotec and G.D. Searle & Company (G.D. Searle) filed a patent infringement lawsuit against Lupin and Mylan in response to their notice letters advising that their ANDAs are seeking approval to market generic versions of Tibotec’s PREZISTA® product before the expiration of two patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle.
In March 2011, Tibotec and G.D. Searle filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Ltd. (collectively, Teva) in the United States District Court for the District of New Jersey in response to Teva’s ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec either owns or exclusively licenses from G.D. Searle.
In March 2011, Tibotec filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. (collectively, Hetero) in the United States District Court for the District of New Jersey in response to Hetero’s ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle. In July 2011, upon agreement by the parties, the Court entered a stay of the lawsuit pending a final decision in the lawsuit against Teva with respect to the validity and/or enforceability of the patents that Tibotec licenses from G.D. Searle, with Hetero agreeing to be bound by such final decision. In each of the above lawsuits, Tibotec is seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.
OTHER INTELLECTUAL PROPERTY MATTERS
In September 2009, Centocor Ortho Biotech Products, L.P. (now Janssen Products, LP (JPLP)) intervened in an inventorship lawsuit filed by the University of Kansas Center for Research, Inc. (KUCR) against the United States of America (USA) in the United States District Court for the District of Kansas. KUCR alleges that two KUCR scientists should be added as inventors on two USA-owned patents relating to VELCADE®. The USA licensed the patents

(and their foreign counterparts) to Millennium Pharmaceuticals, Inc. (MPI), who in turn sublicensed the patents (and their foreign counterparts) to JPLP for commercial marketing outside the United States. In July 2010, the parties reached a settlement agreement to resolve the disputes in this case and will submit the inventorship issue to arbitration. The case has been stayed pending the arbitration. As a result of the settlement agreement, the outcome of the arbitration regarding inventorship will determine whether pre-specified payments will be made to KUCR, but will not affect JPLP’s right to market VELCADE®.
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
In January 2011, Genentech, Inc. (Genentech) initiated an arbitration against UCB Celltech (Celltech) seeking damages for allegedly cooperating with Centocor (now JBI) to improperly terminate a prior agreement in which JBI was sublicensed under Genentech’s Cabilly patents. JBI has an indemnity agreement with Celltech, and Celltech has asserted that JBI is liable for any damages Celltech may be required to pay Genentech in that arbitration.
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
AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Three state cases against certain of the Company’s subsidiaries have been set for trial: Idaho in October 2011, Kentucky in January 2012 and Kansas in March 2013. Other state cases are likely to be set for trial. In addition, an AWP case against the J&J AWP defendants brought by the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth’s favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP defendants’ favor on the Commonwealth’s claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth’s claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The parties are currently awaiting a ruling on post trial motions, which, if necessary, will be followed by an appeal to the Pennsylvania Supreme Court. The Company believes that it has strong arguments supporting an appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established a reserve with respect to the verdict.
RISPERDAL®
In January 2004, Janssen Pharmaceutica Inc. (Janssen) (now Janssen Pharmaceuticals, Inc. (JPI)) received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® from 1997 to 2002. Documents subsequent to 2002 have also been requested by the Department of Justice. An additional subpoena seeking information about marketing of, and adverse reactions to, RISPERDAL® was received from the United States Attorney’s Office for the Eastern District of Pennsylvania in November 2005. Numerous subpoenas seeking testimony from various witnesses before a grand jury were also received. JPI cooperated in responding to these requests for documents and witnesses. The United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania (the Government) are continuing to actively pursue both criminal and civil actions. In February 2010, the Government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. The focus of these matters is the alleged promotion of RISPERDAL® and INVEGA® for off-label uses. The Government has notified JPI that there are also pending qui tam actions alleging off-label promotion of RISPERDAL®. The Government informed JPI that it will intervene in these qui tam actions and file a superseding complaint.
Discussions have been ongoing in an effort to resolve criminal penalties under the Food Drug and Cosmetic Act related to the promotion of RISPERDAL®. An agreement in principal on key issues relevant to a disposition of criminal charges pursuant to a single misdemeanor violation of the Food Drug and Cosmetic Act has been reached, but certain issues remain open before a settlement can be finalized. The Company has adjusted the accrued amount in the second quarter of 2011 to cover the financial component of the proposed criminal settlement.
In addition, discussions with state and federal government representatives to resolve the separate civil claims related to the marketing of RISPERDAL® and INVEGA®, including those under the False Claims Act (the qui tam actions), have been ongoing. The Company believes there are meritorious defenses to these claims, and it remains unclear whether a settlement can be reached as discovery is not complete, there are significant facts in dispute, the damages sought in the claims are unsubstantiated and indeterminate, there are numerous parties involved, and possible outcomes are uncertain. For these reasons, the Company is unable to estimate a range of loss. However, future negotiations may lead to a narrowing of the areas of disagreement and the liability may then become reasonably estimable in accordance with applicable accounting principles. If a negotiated resolution cannot be reached, civil litigation relating to the allegations of off-label promotion of RISPERDAL® and/or INVEGA® is likely. The ultimate resolution of the above criminal and these civil matters is not expected to have a material adverse effect on the Company’s financial position, although the resolution in any reporting period could have a material impact on the Company’s results of operations and cash flows for that period.
The Attorneys General of multiple states, including Alaska, Arkansas, Louisiana, Massachusetts, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Texas and Utah, have pending actions against Janssen (now JPI) seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. In the Texas matter, the Attorney General of Texas has joined a qui tam action in that state seeking similar relief, and the trial is scheduled to commence in late November 2011.

The Attorney General of West Virginia commenced suit in 2004 against Janssen (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court reversed the trial court’s decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.
In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen (now JPI). The Company was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether the Company or JPI had violated the State’s Medicaid Fraud Act (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Provider letter. The jury returned a verdict that JPI and the Company had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. The Company and JPI’s motion for a new trial was denied. The Company and JPI have filed an appeal and believe that they have strong arguments supporting the appeal. The Company believes that the potential for an unfavorable outcome is not probable, and therefore, the Company has not established a reserve with respect to the verdict.
In 2007, The Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen (now JPI) on a multi-Count Complaint related to Janssen’s sale of RISPERDAL® to the Commonwealth’s Medicaid program. The trial occurred in June 2010. The trial judge dismissed the case after the close of the plaintiff’s evidence. The Commonwealth’s post-trial motions were denied. The Commonwealth filed an appeal in April 2011.
In 2007, the Attorney General of South Carolina filed a lawsuit against the Company and Janssen (now JPI) on several counts. In March 2011, the matter was tried on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practice Act, including, among others, questions of whether the Company or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 “Dear Doctor” letter or in their use of the FDA-approved label. The jury found in favor of the Company and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million. Post-trial briefing is underway, and if relief is not granted, JPI intends to appeal this judgment. The Company and JPI believe that JPI has strong arguments supporting an appeal and that the potential for an unfavorable outcome is not probable. Therefore, the Company has not established a reserve with respect to the verdict.
The Attorneys General of approximately 40 other states have indicated a potential interest in pursuing similar litigation against JPI, and have obtained a tolling agreement staying the running of the statute of limitations while they pursue a coordinated civil investigation of JPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®.
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
The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries. In January 2011, the Oregon Attorney General filed a civil complaint against the Company, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon unlawful trade practices act relating to an earlier recall of a McNeil OTC product. The Companies removed this case to federal court and have sought transfer of the case to the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel on Multidistrict Litigation denied the transfer request, and the Companies moved for reconsideration of the Panel’s decision. Currently, the case has been stayed pending a final decision on transfer.
In March 2011, the United States filed a complaint for injunctive relief in the United States District Court for the Eastern District of Pennsylvania against McNEIL-PPC and two of its employees, alleging that McNEIL-PPC is in violation of FDA regulations regarding the manufacture of drugs at the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico. On the same day, the parties filed a consent decree of permanent injunction resolving the claims set forth in the complaint. The Court approved and entered the consent decree on March 16, 2011.
The consent decree, which is subject to ongoing enforcement by the court, requires McNEIL-PPC to take enhanced measures to remediate the three facilities. The Fort Washington facility, which the company voluntarily shut down in April 2010, will remain shut down until a third-party consultant certifies that its operations will be in compliance with applicable law, and the FDA concurs with the third party certification. The Lancaster and Las Piedras facilities may continue to manufacture and distribute drugs, provided that a third party reviews manufacturing records for selected batches of drugs released from the facilities, and certifies that any deviations reviewed do not adversely affect the quality of the selected batches. McNEIL-PPC must further submit a workplan (with deadlines) to the FDA for remediation of the Lancaster and Las Piedras facilities; that plan is subject to FDA approval. After completion of the workplan, third-party batch record review may cease if the FDA has stated that the facilities appear to be in compliance with applicable law. Each facility is subject to a five-year audit period by a third party after the facility has been deemed by the FDA to be in apparent compliance with applicable law.
OMNICARE
In September 2005, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, seeking documents related to the sales and marketing of eight drugs to Omnicare, Inc. (Omnicare), a manager of pharmaceutical benefits for long-term care facilities. In April 2009, the Company and certain of its pharmaceutical subsidiaries were served in two civil qui tam cases asserting claims under the Federal False Claims Act and related state law claims alleging that the defendants provided Omnicare with rebates and other alleged kickbacks, causing Omnicare to file false claims with Medicaid and other government programs. In January 2010, the government intervened in both of these cases, naming the Company, Ortho-McNeil-Janssen Pharmaceuticals, Inc. (now Janssen Pharmaceuticals, Inc. (JPI)), and Johnson & Johnson Health Care Systems Inc. as defendants. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. The defendants moved to dismiss the Complaints, and in February 2011, the United States District Court for the District of Massachusetts dismissed one qui tam case entirely and dismissed the other case in part, rejecting allegations that the defendants had violated its obligation to report its “best price” to health care program officials. The defendants subsequently moved the Court to reconsider its decision not to dismiss the second case in its entirety, which the Court denied in May 2011. The claims of the United States and individual states remain pending.
In November 2005, a lawsuit was filed under seal by Scott Bartz, a former employee, in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its pharmaceutical subsidiaries (the J&J Defendants), along with co-defendants McKesson Corporation and Omnicare, Inc. The Bartz complaint raises many issues in common with the Omnicare-related litigation discussed above already pending before the United States District Court for the District of Massachusetts, such as best price and a number of kickback allegations. After investigation, the United States declined to intervene. The case was subsequently unsealed in January 2011. In February 2011, the plaintiff filed an amended complaint, which was placed under seal. Thereafter, on the J&J Defendants’ motion, the case was transferred to the United States District Court for the District of Massachusetts, where it is currently pending. In April 2011, the amended complaint was ordered unsealed and alleges a variety of causes of action under the federal False Claims Act and corresponding state and local statutes, including that the J&J Defendants engaged in various improper transactions that were allegedly designed to report false prescription drug prices to the federal government in order to reduce the J&J Defendant’s Medicaid rebate obligations. The complaint further alleges that the J&J Defendants improperly retaliated against the plaintiff for having raised these allegations internally. Bartz seeks multiple forms of relief, including damages and reinstatement to a position with the same seniority status. The J&J Defendants subsequently moved to dismiss the complaint in May 2011, which is currently scheduled for argument in August 2011.
OTHER
In July 2003, Centocor, Inc. (now Janssen Biotech, Inc. (JBI)), received a request that it voluntarily provide documents and information to the criminal division of the United States Attorney’s Office, District of New Jersey, in connection with its investigation into various JBI marketing practices. Subsequent requests for documents have been received from the United States Attorney’s Office. Both the Company and JBI have responded to these requests for documents and information.
In July 2005, Scios Inc. (Scios) received a subpoena from the United States Attorney’s Office for the District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. In August 2005, Scios was advised that the investigation would be handled by the United States Attorney’s Office for the Northern District of California in San Francisco. In February 2009, two qui tam complaints were unsealed in the United States District Court for the Northern District of California, alleging, among other things, improper activities in the promotion of NATRECOR®. In June 2009, the United States government intervened in one of the qui tam actions, and filed a complaint against Scios and the Company seeking relief under the False Claims Act and asserting a claim of unjust enrichment. The civil case is proceeding and discovery is ongoing. An Information charging Scios with a misdemeanor violation of the Food Drug and Cosmetic Act has been filed by the government. It is expected that a proposed settlement of that charge will be submitted to the court for approval.
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
In June 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts relating to the marketing of biliary stents by Cordis Corporation (Cordis). Cordis is currently cooperating in responding to the subpoena. In addition, in January 2010, a complaint was unsealed in the United States District Court for the Northern District of Texas seeking damages against Cordis for alleged violations of the federal False Claims Act and several similar state laws in connection with the marketing of biliary stents. The United States Department of Justice and several states have declined to intervene at this time. In April 2011, the District Court for the Northern District of Texas dismissed the complaint without prejudice.
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

GENERAL LITIGATION
In September 2004, Plaintiffs, in an employment discrimination litigation initiated against the Company in 2001 in the United States District Court for the District of New Jersey, moved to certify a class of all African American and Hispanic salaried employees of the Company and its affiliates in the United States, who were employed at any time from November 1997 to the present. Plaintiffs seek monetary damages for the period 1997 through the present (including punitive damages) and equitable relief. The Court denied Plaintiffs’ class certification motion in December 2006 and their motion for reconsideration in April 2007. Plaintiffs sought to appeal these decisions and, in April 2008, the Court of Appeals ruled that Plaintiffs’ appeal of the denial of class certification was untimely. In July 2009, Plaintiffs filed a motion for certification of a modified class, which the Company opposed. The District Court denied Plaintiffs’ motion in July 2010, and the Court of Appeals denied Plaintiffs’ request for leave to appeal the denial of certification of the modified class. In May 2011, the case was dismissed with prejudice.
Starting in July 2006, five lawsuits were filed in United States District Court for the District of New Jersey by various employers and employee benefit plans and funds seeking to recover amounts they paid for RISPERDAL® for plan participants. In general, Plaintiffs allege that the Company and certain of its pharmaceutical subsidiaries engaged in off-label marketing of RISPERDAL® in violation of the federal and New Jersey RICO statutes. In addition, Plaintiffs asserted various state law claims. All of the cases were consolidated into one case seeking class action status, but shortly thereafter, one action was voluntarily dismissed. In December 2008, the Court dismissed the actions of the four remaining plaintiffs. In April 2010, those plaintiffs filed a new consolidated class action against the Company and Janssen, L.P. (now Janssen Pharmaceuticals, Inc. (JPI)); and in March 2011, that action was dismissed. In April 2011, one of those plaintiffs filed a notice of appeal with the United States Court of Appeals for the Third Circuit.
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
In May 2009, Centocor Ortho Biotech Inc. (now Janssen Biotech, Inc. (JBI)) commenced an arbitration proceeding before the American Arbitration Association against Schering-Plough Corporation and its subsidiary Schering-Plough (Ireland) Company (collectively, Schering-Plough). JBI and Schering-Plough are parties to a series of agreements (Distribution Agreements) that grant Schering-Plough the exclusive right to distribute the drugs REMICADE® and SIMPONI® worldwide, except within the United States, Japan, Taiwan, Indonesia, and the People’s Republic of China (including Hong Kong). JBI distributes REMICADE® and SIMPONI®, the next generation treatment, within the United States. In the arbitration, JBI sought a declaration that the agreement and merger between Merck & Co., Inc. (Merck) and Schering-Plough constituted a change of control under the terms of the Distribution Agreements that permitted JBI to terminate the Agreements. On April 15, 2011, the Company, JBI and Merck announced an agreement to amend the Distribution Agreements. This agreement concluded the arbitration proceeding.

Under the terms of the amended Distribution Agreements, effective July 1, 2011, Merck’s subsidiary, Schering-Plough (Ireland) will relinquish exclusive marketing rights for REMICADE® and SIMPONI® to the Company’s Janssen pharmaceutical companies in territories including Canada, Central and South America, the Middle East, Africa and Asia Pacific (relinquished territories). Note, in Japan, Indonesia, and Taiwan, JBI will continue to license distribution rights to REMICADE® and SIMPONI® to Mitsubishi Tanabe Pharma Corporation. Merck will retain exclusive marketing rights throughout Europe, Russia and Turkey (retained territories). The retained territories represent approximately 70 percent of Merck’s 2010 revenue of approximately $2.8 billion from REMICADE® and SIMPONI®, while the relinquished territories represent approximately 30 percent. In addition, beginning July 1, 2011, all profit derived from Merck’s exclusive distribution of the two products in the retained territories will be equally divided between Merck and JBI. Under the prior terms of the Distribution Agreements, the contribution income (profit) split, which was at 58 percent to Merck and 42 percent to JBI, would have declined for Merck and increased for JBI each year until 2014, when it would have been equally divided. JBI also received a one-time payment of $500 million in April 2011, which will be amortized over the period of the agreement.
In April 2010, a putative class action lawsuit was filed in the United States District Court for the Northern District of California by representatives of nursing home residents or their estates against the Company, Omnicare, Inc. (Omnicare), and other unidentified companies or individuals. In February 2011, plaintiffs filed a second amended complaint asserting that certain rebate agreements between the Company and Omnicare increased the amount of money spent on pharmaceuticals by the nursing home residents and violated the Sherman Act and the California Business & Professions Code. The second amended complaint also asserts a claim of unjust enrichment. Plaintiffs seek multiple forms of monetary and injunctive relief. The Company moved to dismiss the second amended complaint in March 2011. A hearing is set on the motion to dismiss for August 2011.
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
In May 2011, two additional shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey and another shareholder derivative lawsuit was filed in New Jersey Superior Court, all naming the Company’s current directors as defendants and the Company as the nominal defendant. The complaints allege breaches of fiduciary duties related to the Company’s compliance with the Foreign Corrupt Practices Act and participation in the United Nations Iraq Oil For Food Program, that the Company has suffered damages as a result of those alleged breaches, and that the defendants failed to disclose the alleged misconduct in the Company’s filings under the Securities Exchange Act of 1934. Plaintiffs seek monetary damages, and one plaintiff also seeks corporate governance reforms. The Company intends to move to dismiss the federal lawsuits on the grounds, inter alia, that the plaintiffs failed to make a demand upon the Board of Directors. The Company intends to move to dismiss or stay the state lawsuit pending resolution of the federal lawsuits.
In July  2011, in the In re Johnson & Johnson Shareholder Derivative Litigation matter, the Company filed a report prepared by a Special Committee of the Board of Directors, which investigated the allegations contained in the derivative actions and in a series of shareholder letters that the Board received in 2010 raising similar issues. The Special Committee was assisted in its investigation by independent counsel. The Special Committee’s report recommended: i) that the Company reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation and ii) that the Board of Directors create a new Regulatory and Compliance Committee charged with responsibility for monitoring and oversight of the Company’s Health Care Compliance and Quality & Compliance systems and issues. The Company’s Board of Directors unanimously adopted the Special Committee’s recommendations.
Starting in May 2010, multiple complaints seeking class action certification related to the McNeil recalls have been filed against McNeil Consumer Healthcare and certain affiliates, including the Company, in the United States District Court for the Eastern District of Pennsylvania, the Northern District of

Illinois, the Central District of California, the Southern District of Ohio and the Eastern District of Missouri. These consumer complaints allege generally that purchasers of various McNeil medicines are owed monetary damages and penalties because they paid premium prices for defective medications rather than less expensive alternative medications. All but one complaint seeks certification of a nation-wide class of purchasers of these medicines, whereas one complaint, the Harvey case, seeks certification of a class of Motrin® IB purchasers in Missouri. In October 2010, the Judicial Panel on Multidistrict Litigation (JPML) consolidated all of the consumer complaints, except for the Harvey case, which was consolidated in March 2011, for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. In January 2011, the plaintiffs in all of the cases except the Harvey case filed a “Consolidated Amended Civil Consumer Class Action Complaint” (CAC) naming additional parties and claims. In July 2011, the Court granted the Company’s motion to dismiss the CAC without prejudice, but permitted the plaintiffs to file an amended complaint within thirty days of the dismissal order.
In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that the Company and certain individuals, including executive officers and employees of the Company, failed to disclose that a number of manufacturing facilities were failing to maintain current good manufacturing practices, and that as a result, the price of the Company’s stock has declined significantly. Plaintiff seeks to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In May 2011, the Company filed a motion to dismiss, which is pending before the Court.
In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed a lawsuit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. OMJ PR alleges that the Internal Revenue Service erroneously calculated OMJ PR’s tax credits under Section 936 of the Tax Code.
In August 2011, an arbitration panel ruled that Mitsubishi Tanabe Pharma Corporation (Tanabe), JBI’s distributor of REMICADE® in Japan, could seek to modify the proportion of net sales revenue that Tanabe must remit to JBI in exchange for distribution rights and commercial supply of REMICADE® (the Supply Price). Tanabe commenced the arbitration against JBI in 2009 pursuant to the parties’ distribution agreement, which grants Tanabe the right to distribute REMICADE® in Japan and certain other parts of Asia. JBI has counterclaimed for an increase in the Supply Price. The arbitration hearing to determine the appropriate split of revenue is scheduled for November 2011, and a decision is anticipated in 2012.
The Company or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.
NOTE 12 — RESTRUCTURING
In the fiscal second quarter of 2011, Cordis Corporation, a subsidiary of Johnson & Johnson, announced the discontinuation of its clinical development program for the NEVO™ Sirolimus-Eluting Coronary Stent and cessation of the manufacture and marketing of CYPHER® and CYPHER SELECT® Plus Sirolimus-Eluting Coronary Stents by the end of 2011. This will allow the Company to focus on other cardiovascular therapies where significant patient needs exist.

As a result of the above mentioned restructuring plan announced by Cordis Corporation, the Company recorded $676 million in related pre-tax charges, of which approximately $164 million of the pre-tax restructuring charges require cash payments. The $676 million of restructuring charges consists of asset write-offs of $512 million and $164 million related to leasehold and contract obligations and other expenses. The $512 million of asset write-offs relate to property, plant and equipment of $265 million, intangible assets of $160 million and inventory of $87 million (recorded in cost of products sold).
The following table summarizes the severance reserves associated with the restructuring plan recorded in the fourth quarter of 2009.

(Dollars in Millions)	Severance
Reserve balance as of:
January 2, 2011	$345
Cash outlays	(77)
July 3, 2011*	$268

*	Remaining cash outlays for severance are expected to be paid out in accordance with the Company’s plans and local laws.
Of the 7,500 positions the Company planned to eliminate in the 2009 restructuring plan, approximately 5,700 positions have been eliminated as of July 3, 2011.
NOTE 13 — SUBSEQUENT EVENTS
On July 7, 2011, the Company completed the divestiture of its Animal Health business to Elanco, a Division of Eli Lilly.
On July 14, 2011, the Company completed the acquisition of several over-the-counter cough and cold brands in Russia from J.B. Chemicals and Pharmaceuticals Ltd.
On July 15, 2011, the Company announced the definitive agreement to divest the assets of its Ortho Dermatologics division in the U.S. to subsidiaries of Valeant Pharmaceuticals International, Inc.

Item 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Analysis of Consolidated Sales
For the first fiscal six months of 2011, worldwide sales were $32.8 billion, an increase of 5.8%, including an operational increase of 2.2% as compared to 2010 first fiscal six months sales of $31.0 billion. Currency fluctuations had a positive impact of 3.6% for the first fiscal six months of 2011.
Sales by U.S. companies were $15.1 billion in the first fiscal six months of 2011, which represented a decrease of 0.2% as compared to the same period last year. Sales by international companies were $17.7 billion, which represented a total increase of 11.6% including an operational increase of 4.6%, and a positive impact from currency of 7.0% as compared to the first fiscal six months sales of 2010.
Sales by companies in Europe achieved growth of 10.0%, including operational growth of 3.6% and a positive impact from currency of 6.4%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.2% including operational growth of 6.2% and a positive impact from currency of 6.0%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 13.8%, including operational growth of 5.2% and an increase of 8.6% related to the positive impact of currency.
For the fiscal second quarter of 2011, worldwide sales were $16.6 billion, an increase of 8.3%, including an operational increase of 2.6% as compared to 2010 fiscal second quarter sales of $15.3 billion. Currency fluctuations had a positive impact of 5.7% for the fiscal second quarter of 2011.
Sales by U.S. companies were $7.4 billion in the fiscal second quarter of 2011, which represented an increase of 0.1% as compared to the same period last year. Sales by international companies were $9.2 billion, which represented a total increase of 15.9%, including an operational increase of 4.9%, and a positive impact from currency of 11.0% as compared to the fiscal second quarter sales of 2010.
Sales by companies in Europe achieved growth of 18.6%, including operational growth of 5.4% and a positive impact from currency of 13.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.2%, including operational growth of 5.3%, and a positive impact from currency of 6.9%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 14.1%, including operational growth of 4.2%, and an increase of 9.9% related to the positive impact of currency.
U.S. Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law during March 2010. The health care reform legislation included an increase in the minimum Medicaid rebate rate from 15.1% to 23.1% and also extended the rebate to drugs provided through Medicaid managed care organizations. The 2011 full year impact to sales rebates, thereby reducing sales revenue, is estimated to be $400 — $500 million of which approximately $230 million and $110 million impacted the Company’s fiscal first six months and second quarter of 2011, respectively. The impact to the Company’s fiscal first six months and fiscal second quarter of 2010 were approximately $150 million and $90 million, respectively.
Beginning in 2011, companies that sell branded prescription drugs to specified U.S. Government programs pay an annual non-tax deductible fee based on an allocation of the company’s market share of total branded prescription drug sales from the prior year. The 2011 full year impact to selling, marketing and administrative expenses is estimated to be $150 — $175 million. Additionally, in 2011, discounts are provided on the Company’s brand-name drugs to patients who fall within the Medicare Part D coverage gap “donut hole”. Beginning in 2013, the Company will be required to pay a tax deductible 2.3% excise tax imposed on the sale of certain medical devices.
ANALYSIS OF SALES BY BUSINESS SEGMENTS
Consumer
Consumer segment sales in the fiscal first six months of 2011 were $7.5 billion, an increase of 0.8% as compared to the same period a year ago, including an operational decline of 3.0% and a positive currency impact of 3.8%. U.S. Consumer segment sales declined by 11.2% while international sales growth of 9.1%, included operational growth of 2.6% and a positive currency impact of 6.5%.
Major Consumer Franchise Sales — Fiscal Six Months

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
OTC Pharm & Nutr	$2,212	$2,348	(5.8)%	(9.8)%	4.0%
Skin Care	1,828	1,763	3.7	0.6	3.1
Baby Care	1,159	1,066	8.7	4.1	4.6
Women’s Health	936	935	0.1	(4.0)	4.1
Oral Care	790	753	4.9	0.8	4.1
Wound Care/Other	550	548	0.4	(2.7)	3.1
Total	$7,475	$7,413	0.8%	(3.0)%	3.8%
Consumer segment sales in the fiscal second quarter of 2011 were $3.8 billion, an increase of 4.0% as compared to the same period a year ago, including an operational decline of 1.8%, and a positive currency impact of 5.8%. U.S. Consumer segment sales declined by 8.5% while international sales achieved sales growth of 12.4%, including operational growth of 2.8%, and a positive currency impact of 9.6%.
Major Consumer Franchise Sales — Fiscal Second Quarters

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
OTC Pharm & Nutr	$1,083	$1,141	(5.1)%	(11.5)%	6.4%
Skin Care	929	843	10.2	5.3	4.9
Baby Care	598	537	11.4	5.2	6.2
Women’s Health	477	466	2.4	(4.0)	6.4
Oral Care	399	372	7.3	1.5	5.8
Wound Care/Other	307	288	6.6	2.8	3.8
Total	$3,793	$3,647	4.0%	(1.8)%	5.8%
The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 11.5% as compared to the prior year fiscal second quarter. Sales in the U.S. were negatively impacted by the suspension of production at McNeil Consumer Healthcare’s Fort Washington, Pennsylvania facility as well as the impact on production volumes related to ongoing efforts to enhance quality and manufacturing systems.
During the fiscal first quarter of 2011, a consent decree was signed with the U.S. Food and Drug Administration (FDA), which will govern certain McNeil Consumer Healthcare manufacturing operations. The consent decree identifies procedures that will help provide additional assurance of product quality to the FDA. The consent decree recognizes the work already initiated by McNeil under the Comprehensive Action Plan (CAP).
Production volumes from the Las Piedras and Lancaster facilities have been impacted due to the additional review and approval processes. However, shipments of key selected products will ship during the latter part of 2011. A limited amount of certain products previously produced at the Fort Washington facility are in the process of being re-sited and are expected to ship in late 2011. The balance of the portfolio of key products will continue to be reintroduced throughout 2012.
The Skin Care franchise achieved operational growth of 5.3% as compared to the prior year primarily due to the success of new product launches in the NEUTROGENA®, LE PETIT MARSEILLAIS® and AVEENO® product lines.
The Baby Care franchise achieved operational growth of 5.2% as compared to the prior year primarily due to growth in cleansers, wipes and oils.
The Women’s Health Franchise experienced an operational decline of 4.0% as compared to the prior year primarily due to lower sales of sanitary protection and K-Y® products.
The Oral Care franchise achieved operational growth of 1.5% as compared to the prior year primarily due to increased sales of LISTERINE® and toothbrushes in the U.S.
Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2011 were $12.3 billion, a total increase of 9.8% as compared to the same period a year ago with an operational increase of 6.7% and an increase of 3.1% related to the positive impact of currency. U.S. Pharmaceutical sales increased by 5.0% as compared to the same period a year ago and international Pharmaceutical sales achieved growth of 16.1%, including operational growth of 8.9%, and an increase of 7.2% related to the positive impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Six Months*

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
REMICADE®	$2,656	$2,316	14.7%	14.7%	0.0%
PROCRIT®/EPREX®	872	1,049	(16.9)	(19.3)	2.4
RISPERDAL® CONSTA®	808	734	10.1	5.0	5.1
CONCERTA®/methylphenidate	711	652	9.0	6.7	2.3
VELCADE®	627	547	14.6	7.9	6.7
LEVAQUIN®/FLOXIN®	593	671	(11.6)	(11.7)	0.1

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
ACIPHEX®/PARIET®	486	514	(5.4)	(8.9)	3.5
Other Pharmaceuticals	5,539	4,708	17.7	13.1	4.6
Total	$12,292	$11,191	9.8%	6.7%	3.1%

*	Prior year amounts have been reclassified to conform to current year presentation.
Pharmaceutical segment sales in the fiscal second quarter of 2011 were $6.2 billion, a total increase of 12.2% as compared to the same period a year ago with an operational increase of 7.0% and an increase of 5.2% related to the positive impact of currency. U.S. Pharmaceutical sales increased by 4.1% as compared to the same period a year ago and international Pharmaceutical sales achieved sales growth of 22.6%, including operational growth of 10.7%, and an increase of 11.9% related to the positive impact of currency.
Major Pharmaceutical Product Revenues — Fiscal Second Quarters*

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
REMICADE®	$1,371	$1,130	21.3%	21.3%	0.0%
PROCRIT®/EPREX®	475	526	(9.7)	(14.0)	4.3
RISPERDAL® CONSTA®	404	355	13.8	4.5	9.3
CONCERTA®/methylphenidate	349	323	8.0	4.5	3.5
VELCADE®	347	286	21.3	10.0	11.3
ACIPHEX®/PARIET®	247	254	(2.8)	(9.4)	6.6
LEVAQUIN®/FLOXIN®	159	300	(47.0)	(47.2)	0.2
Other Pharmaceuticals	2,881	2,379	21.1	13.8	7.3
Total	$6,233	$5,553	12.2%	7.0%	5.2%

*	Prior year amounts have been reclassified to conform to current year presentation.
REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases, achieved operational growth of 21.3% as compared to the prior year fiscal second quarter. Growth was primarily driven by an increase in U.S. export sales due to customer inventory planning and the impact of the agreement with Merck & Co., Inc. (Merck). On April 15, 2011, the Company announced it reached an agreement with Merck which includes distribution rights to REMICADE® and SIMPONI® whereby, effective July 1, 2011, certain territories were transferred to the Company. On July 1, 2011, the Company began to record sales of product from certain territories, including Canada, Brazil, Australia and Mexico, which were previously supplied by Merck.
PROCRIT® (Epoetin alfa)/EPREX® (Epoetin alfa), experienced an operational sales decline of 14.0%, as compared to the prior year fiscal second quarter. The decline was primarily due to softening of the market for Erythropoiesis Stimulating Agents (ESAs) and increased competition.
RISPERDAL® CONSTA® (risperidone), a long-acting injectable antipsychotic, achieved operational growth of 4.5% as compared to the prior year fiscal second quarter. Sales of RISPERDAL® CONSTA® outside the U.S. increased while sales in the U.S. declined.

However, the total U.S. sales of the Company’s long-acting injectables, including INVEGA® SUSTENNA™ (paliperidone palmitate), increased by double digits versus a year ago due to an increase in combined market share.
CONCERTA®/methylphenidate, a product for the treatment of attention deficit hyperactivity disorder, achieved operational sales growth of 4.5% as compared to the prior year fiscal second quarter. On November 1, 2010, the Company entered into a U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® beginning May 1, 2011. The fiscal second quarter sales growth reflects the shipments to Watson Laboratories, Inc., including the initial stocking of the authorized generic, partially offset by lower sales of the branded product.
VELCADE® (bortezomib), a product for the treatment for multiple myeloma, for which the Company has commercial rights in Europe and the rest of the world outside the U.S., achieved operational sales growth of 10.0% as compared to the prior year fiscal second quarter primarily due to strong growth in Asia and Latin America.
ACIPHEX®/PARIET® experienced an operational decline of 9.4% as compared to the prior year fiscal second quarter primarily due to increased generic competition in the category.
LEVAQUIN® (levofloxacin)/FLOXIN®(ofloxacin), an anti-infective, experienced an operational decline of 47.2% as compared to the prior year fiscal second quarter due to the loss of market exclusivity in the U.S. in June 2011. In 2010, full year U.S. sales of LEVAQUIN® were $1.3 billion. U.S. sales of LEVAQUIN® in the fiscal second quarter and the fiscal six months of 2010 were $0.3 billion and $0.7 billion, respectively. U.S. sales of LEVAQUIN® in the fiscal second quarter and the fiscal six months of 2011 were $0.1 billion and $0.6 billion, respectively. Due to the loss of market exclusivity in the U.S., year over year sales growth of LEVAQUIN® will continue to decline in the second half of 2011.
In the fiscal second quarter of 2011, Other Pharmaceutical sales achieved operational growth of 13.8% as compared to the prior year fiscal second quarter. Contributors to the increase were sales of STELARA® (ustekinumab), PREZISTA® (darunavir), INVEGA® SUSTENNA™ (paliperidone palmitate), ZYTIGA®(abiraterone acetate), CAELYX®(pegylated liposomal doxorubicin hydrochloride), INTELENCE® (etravirine), NUCYNTA® (tapentadol), SIMPONI® (golimumab) and newly acquired products from Crucell. This growth was partially offset by lower sales of DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system), and TOPAMAX® (topiramate) due to continued generic competition.
Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal six months of 2011 were $13.0 billion, an increase of 5.2% as compared to the same period a year ago, with 1.3% of this change due to an operational increase and an increase of 3.9% related to the positive impact of currency. U.S. Medical Devices and

Diagnostics sales decreased 0.2% as compared to the prior year. The international Medical Devices and Diagnostics sales increase of 9.9% included an operational increase of 2.5% and an increase of 7.4% related to the positive impact of currency.
Major Medical Devices and Diagnostics Franchise Sales — Fiscal Six Months

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
DEPUY®	$2,972	$2,829	5.1%	1.5%	3.6%
ETHICON ENDO-SURGERY®	2,516	2,364	6.4	2.1	4.3
ETHICON®	2,450	2,279	7.5	3.7	3.8
Vision Care	1,454	1,326	9.7	4.1	5.6
Diabetes Care	1,318	1,213	8.7	5.7	3.0
Cardiovascular Care*	1,222	1,327	(7.9)	(11.7)	3.8
ORTHO-CLINICAL DIAGNOSTICS®	1,071	1,019	5.1	1.8	3.3
Total	$13,003	$12,357	5.2%	1.3%	3.9%

*	Previously referred to as CORDIS®
Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2011 were $6.6 billion, an increase of 7.2% as compared to the same period a year ago, including an operational increase of 1.3% and a positive currency impact of 5.9%. U.S. Medical Devices and Diagnostics sales increased 0.1%. The international Medical Devices and Diagnostics sales increase of 13.4% included an operational increase of 2.2% and an increase of 11.2% related to the positive impact of currency.
Major Medical Devices and Diagnostics Franchise Sales — Fiscal Second Quarters

	July 3,	July 4,	Total	Operations	Currency
(Dollars in Millions)	2011	2010	Change	Change	Change
DEPUY®	$1,469	$1,375	6.8%	1.3%	5.5%
ETHICON ENDO-SURGERY®	1,295	1,196	8.3	1.8	6.5
ETHICON®	1,257	1,132	11.0	5.0	6.0
Vision Care	732	662	10.6	3.3	7.3
Diabetes Care	681	616	10.6	5.3	5.3
Cardiovascular Care*	587	655	(10.4)	(16.1)	5.7
ORTHO-CLINICAL DIAGNOSTICS®	550	494	11.3	6.4	4.9
Total	$6,571	$6,130	7.2%	1.3%	5.9%

*	Previously referred to as CORDIS®
The DePuy franchise achieved operational growth of 1.3% as compared to the same period a year ago. This growth was primarily due to sales of newly acquired products from Micrus, Mitek sports medicine products and the trauma product line. The growth was partially offset by lower sales volume of both hips and knees due in part to continued pricing pressure and lost market share in hips due to the Depuy ASR™ hip recall.
The Ethicon Endo-Surgery franchise achieved operational growth of 1.8% as compared to the prior year fiscal second quarter. Growth was attributable to the Advanced Sterilization products and outside the U.S., the HARMONIC® and Endo mechanical product lines were contributors to the growth. Total growth was impacted by the divestiture of the breast care business in the third quarter of 2010.
The Ethicon franchise achieved operational growth of 5.0% as compared to the prior year fiscal second quarter. The primary drivers of the growth include the emerging market growth in sutures, newly launched products; PHYSIOMESH™ and SECURESTRAP™ and growth in the Acclarent product line.
The Vision Care franchise achieved operational sales growth of 3.3% as compared to the prior year fiscal second quarter. ACUVUE® MOIST® and the astigmatism lenses were strong contributors to the growth in the quarter.
The Diabetes Care franchise achieved operational sales growth of 5.3% as compared to the prior year fiscal second quarter. The growth was primarily due to sales of the OneTouch® product line.
The Cardiovascular Care franchise experienced an operational sales decline of 16.1% as compared to the prior year fiscal second quarter. Sales were impacted by the Company’s decision to exit the drug-eluting stent market. The decline was partially offset by strong growth in Biosense Webster, the Company’s electrophysiology business.
The Ortho-Clinical Diagnostics franchise achieved operational sales growth of 6.4% as compared to the prior year fiscal second quarter. The growth was primarily attributable to the continued growth in clinical labs due to the strength of the VITROS® 5600 and 3600 analyzers.
Cost of Products Sold and Selling, Marketing and Administrative Expenses
Consolidated costs of products sold for the first fiscal six months of 2011 increased to 30.4% from 29.6% of sales in the same period a year ago. Consolidated costs of products sold for the fiscal second quarter of 2011 increased to 31.2% from 30.2% of sales as compared to the same period a year ago. The increase in both the fiscal six months and fiscal second quarter was primarily due to restructuring charges related to the Cardiovascular Care business and ongoing remediation costs in the Consumer OTC business. In addition, lower margins and integration costs including inventory step-up associated with the acquisition of Crucell negatively impacted cost of products sold.
Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2011 increased to 31.3% from 30.8% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2011 increased to 31.4% from 31.0% of sales as compared to the same period a year ago. The increase in both periods was primarily due to investment spending in the Medical Devices and Diagnostics business as well as the fee on branded pharmaceutical products incurred due to the U.S. health care reform legislation.

Research & Development Expense
Research & development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research & development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the first fiscal six months of 2011 were $3.6 billion, an increase of 12.9% compared to the prior fiscal period. Worldwide costs of research and development activities for the fiscal second quarter of 2011 were $1.9 billion, an increase of 14.2% as compared to the prior fiscal period. The increases in both periods were primarily due to higher levels of spending to advance the Company’s Pharmaceutical pipeline.
Restructuring Expense
During the fiscal second quarter of 2011, Cordis Corporation, a subsidiary of Johnson & Johnson, announced the discontinuation of its clinical development program for the NEVO™ Sirolimus-Eluting Coronary Stent and cessation of the manufacture and marketing of CYPHER® and CYPHER SELECT® Plus Sirolimus-Eluting Coronary Stents by the end of 2011. This will allow the Company to focus on other cardiovascular therapies where significant patient needs exist.
During the fiscal second quarter of 2011, the Company recorded a pre-tax charge of $676 million, of which $87 million is included in cost of products sold. See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.
Other (Income) Expense, Net
Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months of 2011 was unfavorable by $1.8 billion as compared to the same period a year ago. The first fiscal six months of 2011 included $0.8 billion of litigation expense and DePuy ASRTM Hip recall costs versus a net gain of $1.3 billion from litigation matters recorded in the first fiscal six months of 2010. The first fiscal six months of 2011 also included a gain related to the Company’s earlier investment in Crucell and a mark-to-market gain associated with a currency option related to the planned acquisition of Synthes, Inc. The change in other (income) expense, net for the fiscal second quarter of 2011, was unfavorable by $0.2 billion as compared to the same period a year ago. The fiscal second quarter of 2011 included $0.4 billion of litigation expense and additional DePuy ASRTM Hip recall costs versus $0.2 billion related to litigation matters recorded in the fiscal second quarter of 2010. The fiscal second quarter of 2011 included a mark-to-market gain associated with a currency option related to the planned acquisition of Synthes, Inc.

OPERATING PROFIT BY SEGMENT
Consumer Segment
Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2011 was 15.0% versus 19.6% for the same period a year ago. Operating profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2011 was 14.5% versus 18.3% for the same period a year ago. The primary drivers of the decline in operating profit for both periods were unfavorable product mix and remediation costs associated with the recall of certain OTC products.
Pharmaceutical Segment
Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2011 was 31.9% versus 34.0% for the same period a year ago. The primary drivers of the decrease in the operating profit margin were higher litigation expense recorded in 2011, the impact of the health care reform fee and integration costs including inventory step-up associated with the Crucell acquisition. This was partially offset by the gain related to the Company’s earlier investment in Crucell and lower manufacturing costs. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2011 was 27.5% versus 33.0% for the same period a year ago. The primary drivers of the decrease in the operating profit margin were higher litigation expense recorded in 2011, the impact of the health care reform fee and integration costs including inventory step-up associated with the Crucell acquisition. This was partially offset by lower manufacturing costs and favorable product mix.
Medical Devices and Diagnostics Segment
Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2011 was 24.8% versus 45.1% for the same period a year ago. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2011 was 19.4% versus 30.6% for the same period a year ago. The primary drivers of the decline in the operating profit margin in the Medical Devices and Diagnostics segment for both periods were restructuring expense of $676 million, higher litigation expense and additional DePuy ASR™ Hip recall costs and investment spending. The fiscal six months of 2010 included a $1.5 billion gain from net litigation matters.
Interest (Income) Expense
Interest income decreased in both the first fiscal six months and fiscal second quarter of 2011 as compared to the same periods a year ago, due to lower rates of interest earned despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $29.7 billion at the end of the fiscal second quarter of 2011. This is an increase of $10.8 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities.
Interest expense increased in both the first fiscal six months and the fiscal second quarter of 2011 as compared to the same periods a year ago due to a higher average debt balance. At the end of the fiscal second quarter of 2011, the Company’s debt position was $18.7 billion compared to $11.7 billion from the same period a year ago. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the debt were used for general corporate purposes.
Provision for Taxes on Income
The worldwide effective income tax rates for the first fiscal six months of 2011 and 2010 were 21.2% and 24.0%, respectively. The lower effective tax rate was due to higher income in lower tax jurisdictions and the U.S. Research and Development tax credit, which was not in effect for the first fiscal six months of 2010. Additionally, in 2010 the Company had litigation gains in high tax jurisdictions.
As of July 3, 2011, the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.
See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 2, 2011 for more detailed information regarding unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Cash and cash equivalents were $15.0 billion at the end of the fiscal second quarter of 2011 as compared with $19.4 billion at the fiscal year end of 2010. The primary uses of cash that contributed to the $4.4 billion decrease were approximately $9.3 billion net cash used by investing activities and $1.5 billion used by financing activities partially offset by approximately $6.2 billion generated from operating activities.
Cash flow from operations of $6.2 billion was the result of $6.3 billion of net earnings and $1.3 billion of non cash charges primarily related to depreciation and amortization, stock based compensation, and deferred tax provision reduced by $1.4 billion related to changes in assets and liabilities, net of effects from acquisitions.
Cash used by investing activities of $9.3 billion was primarily due to net purchases of investments in marketable securities of $6.2 billion, acquisitions of $2.0 billion and $1.1 billion used for additions to property, plant and equipment.
Financing activities use of $1.5 billion was primarily for dividends to shareholders of $3.0 billion and $0.2 billion for repurchase of common stock net of proceeds from stock options exercised partially offset by $1.8 billion net proceeds from short and long-term debt.

In the fiscal second quarter of 2011, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Dividends
On April 28, 2011, the Board of Directors declared a regular cash dividend of $0.570 per share, payable on June 14, 2011 to shareholders of record as of May 31, 2011. This represented an increase of 5.6% in the quarterly dividend rate and was the 49th consecutive year of cash dividend increases.
On July 18, 2011, the Board of Directors declared a regular cash dividend of $0.570 per share, payable on September 13, 2011 to shareholders of record as of August 30, 2011. The Company expects to continue the practice of paying regular quarterly cash dividends.
OTHER INFORMATION
New Accounting Standards
During the fiscal second quarter of 2011, the Financial Accounting Standards Board (FASB) issued amendments to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.
During the fiscal second quarter of 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This guidance is effective prospectively for the interim periods and annual periods beginning after December 15, 2011. Early adoption is prohibited. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
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
During the fiscal first quarter of 2011, the Company adopted the FASB guidance on how pharmaceutical companies should recognize and classify in the Company’s financial statements, the non-deductible annual fee paid to the Government in accordance with the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This fee is based on an allocation of a company’s market share of total branded prescription drug sales from the prior year. The estimated fee was recorded as a selling, marketing and administrative expense in the Company’s financial statement and will be amortized on a straight-line basis for the year as per the FASB guidance. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
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
Risks and uncertainties include, but are not limited to, general industry conditions and competition; economic factors, such as interest rate and currency exchange rate fluctuations; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; significant litigation adverse to the Company; impact of business combinations; financial distress and bankruptcies experienced by significant customers and suppliers; changes to governmental laws and regulations and U.S. and foreign health care reforms; trends toward healthcare cost containment; increased scrutiny of the health care industry by government agencies; changes in behavior and spending patterns of healthcare products and services; manufacturing difficulties or delays; product efficacy or safety concerns resulting in product recalls or regulatory action.
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
Item 4 — CONTROLS AND PROCEDURES
Disclosure controls and procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. William C. Weldon, Chairman and Chief Executive Officer, and Dominic J. Caruso, Vice President, Finance and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Weldon and Caruso concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
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
Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2011. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

	Total Number	Average
	of Shares	Price Paid
Fiscal Month	Purchased	per Share
April 4, 2011 through May 1, 2011	454,009	$59.48
May 2, 2011 through May 29, 2011	3,967,992	$65.80
May 30, 2011 through July 3, 2011	3,111,639	$66.07
Total	7,533,640
Item 5 — OTHER INFORMATION
On April 29, 2011, the Company filed a Current Report on Form 8-K disclosing the final voting results in connection with the Company’s Annual Meeting of Shareholders held on April 28, 2011. The Board of Directors has decided, in light of such vote, to include in the Company’s proxy materials for each Annual Meeting of Shareholders, a shareholder advisory vote on the compensation of the executive officers named in the Company’s proxy statement.
Item 6 — EXHIBITS
Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.
Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.
Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)
Date: August 9, 2011	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)