Form 10-K
period 2012-01-01
JOHNSON & JOHNSON
filed 2012-02-23
CIK 200406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012	Commission file number 1-3215

JOHNSON & JOHNSON

(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)
One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $184 billion.

On February 17, 2012, there were 2,745,078,671 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2011 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2012 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.	BUSINESS

General

Johnson & Johnson and its subsidiaries (the Company) have approximately 117,900 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 250 operating companies conducting business in virtually all countries of the world. Johnson & Johnson’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.

The Company’s structure is based on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices and Diagnostics business segments. In line with the principle of decentralized management, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans, as well as the day-to-day operations of those companies, and each subsidiary within the business segments is, with some exceptions, managed by citizens of the country where it is located.

Segments of Business

Johnson & Johnson’s operating companies are organized into three business segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) descriptions of segments and operating results under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 26 through 36 and Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 56 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Consumer

The Consumer segment includes a broad range of products used in the baby care, skin care, oral care, wound care and women’s health fields, as well as nutritional and over-the-counter pharmaceutical products, and wellness and prevention platforms. The Baby Care franchise includes the JOHNSON’S® Baby line of products. Major brands in the Skin Care franchise include the AVEENO®; CLEAN & CLEAR®; JOHNSON’S® Adult; NEUTROGENA®; RoC®; LUBRIDERM®; DABAO™; and VENDÔME™ product lines. The Oral Care franchise includes the LISTERINE® and REACH® oral care lines of products. The Wound Care franchise includes BAND-AID® brand adhesive bandages and NEOSPORIN® First Aid products. Major brands in the Women’s Health franchise are the CAREFREE® Pantiliners; o.b.® tampons and STAYFREE® sanitary protection products. The nutritional and over-the-counter lines include SPLENDA® No Calorie Sweetener; the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and PEPCID® AC Acid Controller. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.

Pharmaceutical

The Pharmaceutical segment includes products in the following areas: anti-infective, antipsychotic, contraceptive, dermatology, gastrointestinal, hematology, immunology, infectious diseases, neurology, oncology, pain management, thrombosis and vaccines. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use. Key products in the Pharmaceutical segment include:

REMICADE® (infliximab), a treatment for a number of immune mediated inflammatory diseases; STELARA® (ustekinumab), a treatment for moderate to severe plaque psoriasis; SIMPONI® (golimumab), a treatment for adults with moderate to severe rheumatoid arthritis, psoriatic arthritis, and ankylosing spondylitis; VELCADE® (bortezomib), a treatment for multiple myeloma; ZYTIGA® (abiraterone acetate), a treatment for metastatic castration-resistant prostate cancer; PREZISTA® (darunavir), INTELENCE® (etravirine) and EDURANT® (rilpivirine), treatments for HIV/AIDS; INCIVO® (telaprevir), for the treatment of hepatitis C; NUCYNTA® (tapentadol), a treatment for moderate to severe acute pain; INVEGA® SUSTENNA® (paliperidone palmitate), for the acute and maintenance treatment of schizophrenia in adults; RISPERDAL® CONSTA® (risperidone), a treatment for the management of Bipolar I Disorder and schizophrenia; XARELTO® (rivaroxaban), a treatment for the prevention of thrombosis following total hip or knee replacement surgery and for the prevention of stroke in patients with atrial fibrillation; PROCRIT® (Epoetin alfa, sold outside the U.S. as EPREX®), to stimulate red blood cell production; LEVAQUIN® (levofloxacin), for the treatment of bacterial infections; CONCERTA® (methylphenidate HCl), a treatment for attention deficit hyperactivity disorder; ACIPHEX®/PARIET®, a proton pump inhibitor co-marketed with Eisai Inc.; and DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system, sold outside the U.S. as DUROGESIC®), a treatment for chronic pain that offers a novel delivery system.

Medical Devices and Diagnostics

The Medical Devices and Diagnostics segment includes a broad range of products distributed to wholesalers, hospitals and retailers, used principally in the professional fields by physicians, nurses, therapists, hospitals, diagnostic laboratories and clinics. These products include Cardiovascular Care’s electrophysiology and circulatory disease management products; DePuy’s orthopaedic joint reconstruction, spinal care, neurological and sports medicine products; Diabetes Care’s blood glucose monitoring and insulin delivery products; Ethicon’s surgical care, aesthetics and women’s health products; Ethicon Endo-Surgery’s minimally invasive surgical products and advanced sterilization products; Ortho-Clinical Diagnostics’ professional diagnostic products; and Vision Care’s disposable contact lenses. Distribution to these health care professional markets is done both directly and through surgical supply and other distributors.

Geographic Areas

The business of Johnson & Johnson is conducted by more than 250 operating companies located in 60 countries, including the United States, which sell products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “—Segments of Business—Consumer,” “—Pharmaceutical” and “—Medical Devices and Diagnostics.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those developed in the United States, but also those developed by subsidiaries abroad.

Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by restrictive economic policies and political uncertainties.

Raw Materials

Raw materials essential to the business of Johnson & Johnson’s operating companies are generally readily available from multiple sources. Where there are exceptions, the temporary unavailability of those raw materials would not likely have a material adverse effect on the financial results of the Company.

Patents and Trademarks

Johnson & Johnson and its subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to their products and manufacturing processes, which in the aggregate are believed to be of material importance to Johnson & Johnson in the operation of its businesses. Sales of the Company’s largest product, REMICADE® (infliximab), accounted for 8.4% of Johnson & Johnson’s total revenues for fiscal 2011. Accordingly, the patents related to this product are believed to be material to Johnson & Johnson.

In June of 2011, LEVAQUIN® lost market exclusivity and became subject to generic competition in the United States. Sales of LEVAQUIN® declined 54.1% in 2011 as compared to 2010.

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

Competition

In all of their product lines, Johnson & Johnson’s operating companies compete with companies both locally and globally, throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products is important to the Company’s success in all areas of its business. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research and in maintaining sales forces. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.

Research and Development

Research activities represent a significant part of Johnson & Johnson’s subsidiaries’ businesses. Research and development expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities amounted to $7.5 billion, $6.8 billion and $7.0 billion for fiscal years 2011, 2010 and 2009, respectively. Major research facilities are located not only in the United States, but also in Belgium, Brazil, Canada, China, France, Germany, India, Israel, Japan, the Netherlands, Singapore and the United Kingdom.

Environment

Johnson & Johnson’s operating companies are subject to a variety of U.S. and international environmental protection measures. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. The Company’s compliance with these requirements did not during the past year, and is not expected to, have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

Regulation

Most of Johnson & Johnson’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the FDA) continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.

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

The regulatory agencies under whose purview Johnson & Johnson’s operating companies operate have administrative powers that may subject those companies to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, Johnson & Johnson’s operating companies may deem it advisable to initiate product recalls.

In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Available Information

The Company’s main corporate website address is www.jnj.com. Copies of Johnson & Johnson’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/governance/materials.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee and the Science and Technology Advisory Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees and Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers are available at the www.investor.jnj.com/governance/materials.cfm website address and will be provided without charge to any shareholder submitting a written request, as provided above.

Item 1A.	RISK FACTORS

Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statements in this Report are set forth in Exhibit 99 to this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Johnson & Johnson’s subsidiaries operate 139 manufacturing facilities occupying approximately 21.8 million square feet of floor space.

The manufacturing facilities are used by the industry segments of Johnson & Johnson’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	7,216
Pharmaceutical	7,606
Medical Devices and Diagnostics	6,955

Worldwide Total	21,777

Within the United States, 8 facilities are used by the Consumer segment, 10 by the Pharmaceutical segment and 34 by the Medical Devices and Diagnostics segment. The Company’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment.

The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	52	6,537
Europe	37	8,137
Western Hemisphere, excluding U.S.	17	3,455
Africa, Asia and Pacific	33	3,648

Worldwide Total	139	21,777

In addition to the manufacturing facilities discussed above, Johnson & Johnson and its subsidiaries maintain numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under “Business—Research and Development.”

Johnson & Johnson’s subsidiaries generally seek to own their manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.

The Company is committed to maintaining all of its properties in good operating condition and repair, and the facilities are well utilized.

During the first fiscal quarter of 2011, a consent decree was signed with the FDA, which requires McNEIL-PPC, Inc. to take enhanced measures to remediate certain facilities it operates. McNEIL-PPC voluntarily shut down its Fort Washington, Pennsylvania facility in April 2010. This facility will remain shut down until rebuilding is complete, a third-party consultant certifies that its operations will be in compliance with applicable law, and the FDA concurs with the third-party certification. A discussion of this matter can be found under the heading “Government Proceedings—McNeil Consumer Healthcare” in Note 21 “Legal Proceedings” under “Notes to the Consolidated Financial Statements” on page 63 of the Annual Report, which is filed as Exhibit 13 to this Report on Form 10-K.

For information regarding lease obligations, see Note 16 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” on page 54 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” on page 56 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.	LEGAL PROCEEDINGS

The information set forth in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” on pages 58 through 67 of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

In addition, Johnson & Johnson and its subsidiaries are from time to time party to government investigations, inspections or other proceedings relating to environmental matters, including their compliance with applicable environmental laws. In connection with a routine inspection of a subsidiary’s manufacturing facility, the California Department of Toxic Substances Control (the Department) has alleged violation of regulations dealing with the handling of certain wastes. The Company believes that adequate defenses to those allegations exist and is presently in discussions with the Department regarding the validity of such allegations. Although the Company cannot predict the ultimate outcome of any proceeding that may be brought regarding these matters, the Company expects that this matter will be resolved without significant penalties or other adverse impact to the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of Johnson & Johnson as of February 17, 2012, each of whom, unless otherwise indicated below, has been an employee of the Company or its affiliates and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.

Information with regard to the directors of the Company, including information for William C. Weldon, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position
Dominic J. Caruso	54	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Peter M. Fasolo	49	Member, Executive Committee, Vice President, Global Human Resources(b)
Alex Gorsky	51	Vice Chairman, Executive Committee(c)
Sherilyn S. McCoy	53	Vice Chairman, Executive Committee(d)
Michael H. Ullmann	53	Member, Executive Committee; Vice President, General Counsel(e)
William C. Weldon	63	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer

(a)	Mr. D. J. Caruso joined the Company in 1999 when the Company acquired Centocor, Inc. At the time of that acquisition, he had been Senior Vice President, Finance of Centocor. Mr. Caruso was named Vice President, Finance of Ortho-McNeil Pharmaceutical, Inc., a subsidiary of the Company, in 2001, and Vice President, Group Finance of the Company’s Medical Devices and Diagnostics Group in 2003. In 2005, Mr. Caruso was named Vice President of the Company’s Group Finance organization. Mr. Caruso became a Member of the Executive Committee and Vice President, Finance and Chief Financial Officer in 2007.
(b)	Mr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company. He was then named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Mr. Fasolo returned to the Company in September 2010 as the Vice President, Global Human Resources, and in January 2011, he became a Member of the Executive Committee.

(c)	Mr. A. Gorsky joined the Company in 2008 as Company Group Chairman and Worldwide Franchise Chairman for Ethicon, Inc., a subsidiary of the Company. Previously, he was head of the North American pharmaceuticals business at Novartis Pharmaceuticals Corporation from 2004 to 2008. Prior to Novartis, Mr. Gorsky served in various management positions at Johnson & Johnson, including Company Group Chairman for the Company’s pharmaceutical business in Europe, Middle East and Africa, and President of Janssen Pharmaceutica Inc. (U.S.), a subsidiary of the Company. In January 2009, he became a Member of the Executive Committee and Worldwide Chairman, Surgical Care Group, and in September 2009, he became Worldwide Chairman, Medical Devices and Diagnostics Group. Mr. Gorsky was appointed as Vice Chairman, Executive Committee in January 2011. On February 21, 2012, the Company announced that the Board of Directors named Mr. Gorsky Chief Executive Officer of the Company, effective April 26, 2012. Mr. Gorsky also has been nominated for election to the Board of Directors at the 2012 Annual Meeting of Shareholders.
(d)	Ms. S. S. McCoy joined the Company in 1982 as an Associate Scientist in Research & Development for Personal Products Company, a subsidiary of the Company. She was named Vice President, Research & Development for the Personal Products Worldwide Division of McNEIL-PPC, Inc., a subsidiary of the Company, in 1995, and Vice President, Marketing for its Skin Care franchise in 2000. In 2002, Ms. McCoy became Global President for its Baby and Wound Care franchise. She was named Company Group Chairman and Worldwide Franchise Chairman of Ethicon, Inc., a subsidiary of the Company, in 2005. In 2008 she became a Member of the Executive Committee and Worldwide Chairman, Surgical Care Group. In 2009, she became Worldwide Chairman, Pharmaceuticals Group. Ms. McCoy was appointed as Vice Chairman, Executive Committee in January 2011.
(e)	Mr. M. H. Ullmann joined the Company in 1989 as a corporate attorney in the Law Department. He was appointed Corporate Secretary in 1999 and served in that role until 2006. During that time, he also held various management positions in the Law Department. In 2006, he was named General Counsel of the Medical Devices and Diagnostics Group. Mr. Ullmann was appointed Vice President, General Counsel and a Member of the Executive Committee in January 2012.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 17, 2012, there were 176,293 record holders of Common Stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Share Repurchase and Dividends” on page 33; “—Other Information—Common Stock Market Prices” on page 36; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 54 and 55; and “Shareholder Return Performance Graphs” on page 71 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2011. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs.

Period	Total Number of Shares Purchased	Avg. Price Paid Per Share
October 3, 2011 through October 30, 2011	2,831,300	$63.05
October 31, 2011 through November 27, 2011	4,548,380	63.90
November 28, 2011 through January 1, 2012	6,067,124	63.44

Total	13,446,804

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is incorporated herein by reference to the material under the caption “Summary of Operations and Statistical Data 2001-2011” on page 70 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item is incorporated herein by reference to the narrative and tabular (but not the graphic) material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 26 through 36 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Financing and Market Risk” on pages 32 and 33 and Note 1 “Summary of Significant Accounting Policies—Financial Instruments” under “Notes to Consolidated Financial Statements” on page 42 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 37 through 68 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of January 1, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” on page 68 of the Annual Report, which is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended January 1, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions “Election of Directors” and “Stock Ownership and Section 16 Compliance—Section 16(a) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance —Standing Board Committees” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

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

The information called for by this item is incorporated herein by reference to the material under the captions “Director Compensation—2011,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Proxy Statement.

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

Additional information called for by this item is incorporated herein by reference to the material under the captions “Stock Ownership and Section 16 Compliance” in the Proxy Statement and Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” on pages 54 and 55 of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Equity Compensation Plan Information

The following table provides certain information as of January 1, 2012 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity Compensation Plans Approved by Security Holders(1)	210,441,904	$51.24	104,900,116
Equity Compensation Plans Not Approved by Security Holders(2)(3)	43,178	46.60	—
Total	210,485,082	$51.24	104,900,116

(1)	Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: 2000 Stock Option Plan and 2005 Long-Term Incentive Plan.
(2)

Included in this category are 38,428 shares of Common Stock of the Company issuable under one equity compensation plan assumed by the Company upon acquisition of Scios Inc. At the time of the acquisition, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under this plan since the assumption of the plan by the Company, and no further stock options or other equity awards of any type will be made under this plan in the future.

The shares were issued under a plan not approved by shareholders of Scios under the 1996 Scios Non-Officer Stock Option Plan.

(3)

Also included in this category are 4,750 shares of Common Stock of the Company issuable upon the exercise of outstanding stock options under the Company’s Stock Option Plan for Non-Employee Directors. All options outstanding under this plan have fully vested with an expiration period of ten years from the date of grant.

(4)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the material under the captions “Transactions with Related Persons” and “Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” on pages 37 through 68 of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:

Consolidated Balance Sheets at end of Fiscal Years 2011 and 2010

Consolidated Statements of Earnings for Fiscal Years 2011, 2010 and 2009

Consolidated Statements of Equity for Fiscal Years 2011, 2010 and 2009

Consolidated Statements of Cash Flows for Fiscal Years 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or are not applicable.

3. Exhibits Required to be Filed by Item 60l of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended January 1, 2012, January 2, 2011 and January 3, 2010

(Dollars in Millions)

	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2011
Accrued Rebates(1)	$2,146	8,331	(8,262)	2,215
Accrued Returns	640	560	(518)	682
Accrued Promotions	427	1,774	(1,805)	396

Subtotal	$3,213	10,665	(10,585)	3,293
Reserve for doubtful accounts	340	77	(56)	361
Reserve for cash discounts	110	960	(971)	99

Total	$3,663	11,702	(11,612)	3,753

2010
Accrued Rebates(1)(2)	$1,639	8,400	(7,893)	2,146
Accrued Returns	689	517	(566)	640
Accrued Promotions	429	2,664	(2,666)	427

Subtotal	$2,757	11,581	(11,125)	3,213
Reserve for doubtful accounts	333	130	(123)	340
Reserve for cash discounts	101	1,112	(1,103)	110

Total	$3,191	12,823	(12,351)	3,663

2009
Accrued Rebates(1)(2)	$1,808	7,418	(7,587)	1,639
Accrued Returns	794	355	(460)	689
Accrued Promotions	356	2,446	(2,373)	429

Subtotal	$2,958	10,219	(10,420)	2,757
Reserve for doubtful accounts	267	110	(44)	333
Reserve for cash discounts	79	1,163	(1,141)	101

Total	$3,304	11,492	(11,605)	3,191

(1)	Includes reserve for customer rebates of $656 million, $701 million and $729 million at January 1, 2012, January 2, 2011 and January 3, 2010, respectively.
(2)

Accruals and Payments/Credits for 2010 have been revised by $908 million, and for 2009 by $834 million, to appropriately reflect non-cash credits/adjustments, consistent with current year presentation related to the Ethicon franchise, previously reported net in the Accruals column. This revision is not considered material to the previously issued financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2012

JOHNSON & JOHNSON
(Registrant)

By	/s/ W. C. WELDON
W. C. Weldon, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. C. WELDON W. C. Weldon	Chairman, Board of Directors, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2012

/s/ D. J. CARUSO D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/s/ S. J. COSGROVE S. J. Cosgrove	Controller (Principal Accounting Officer)	February 23, 2012

/s/ M. S. COLEMAN M. S. Coleman	Director	February 23, 2012

/s/ J. G. CULLEN J. G. Cullen	Director	February 23, 2012

I. E. L. Davis	Director

/s/ M. M. E. JOHNS M. M. E. Johns	Director	February 23, 2012

/s/ S. L. LINDQUIST S. L. Lindquist	Director	February 23, 2012

/s/ A. M. MULCAHY A. M. Mulcahy	Director	February 23, 2012

L. F. Mullin	Director

Signature	Title	Date

/s/ W. D. PEREZ W. D. Perez	Director	February 23, 2012

/s/ C. PRINCE C. Prince	Director	February 23, 2012

/s/ D. SATCHER D. Satcher	Director	February 23, 2012

/s/ R. A. WILLIAMS R. A. Williams	Director	February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Johnson & Johnson:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2012 appearing in the 2011 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

New York, New York

February 23, 2012

EXHIBIT INDEX

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3(i)(a)	Restated Certificate of Incorporation dated April 26, 1990—Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.

3(i)(b)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 20, 1992—Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.

3(i)(c)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 21, 1996—Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.

3(i)(d)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 22, 2001—Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 1, 2001.

3(i)(e)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective April 27, 2006—Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2006.

3(ii)	By-Laws of the Company, as amended effective February 9, 2009—Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed February 13, 2009.

4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.

10(a)	Stock Option Plan for Non-Employee Directors—Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*

10(b)	2000 Stock Option Plan (as amended)—Filed with this document.*

10(c)	2005 Long-Term Incentive Plan—Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*

10(d)	Form of Restricted Shares to Non-Employee Directors Certificate under the 2005 Long-Term Incentive Plan—Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 25, 2005.*

10(e)	Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2005 Long-Term Incentive Plan—Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*

10(f)	Executive Bonus Plan—Incorporated herein by reference to Exhibit 4 of the Registrant’s Form S-8 Registration Statement filed with the Commission on November 8, 2005 (file no. 333-129542).*

10(g)	Executive Incentive Plan (as amended)—Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*

10(h)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan—Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*

10(i)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009—Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(j)	2009 Certificates of Long-Term Performance Plan—Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*

10(k)	Amended and Restated Deferred Fee Plan for Directors—Filed with this document.*

10(l)	Amendments to the Deferred Fee Plan for Directors effective as of January 1, 2009—Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

Reg. S-K Exhibit Table Item No.	Description of Exhibit

10(m)	Executive Income Deferral Plan (as amended)—Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*

10(n)	Amendments to the Executive Income Deferral Plan effective as of January 1, 2009—Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(o)	Excess Savings Plan—Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*

10(p)	Amendments to the Johnson & Johnson Excess Savings Plan effective as of January 1, 2009—Incorporated herein by reference to Exhibit 10(p) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(q)	Excess Benefit Plan (Supplemental Retirement Plan)—Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*

10(r)	Amendments to the Excess Benefit Plan of Johnson & Johnson and Affiliated Companies effective as of January 1, 2009—Incorporated herein by reference to Exhibit 10(r) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(s)	Executive Life Insurance Plan—Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*

10(t)	Stock Option Gain Deferral Plan—Incorporated herein by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*

10(u)	Estate Preservation Plan—Incorporated herein by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the year ended January 2, 2000.*

10(v)	Summary of Compensation Arrangements for Named Executive Officers and Directors—Filed with this document.*

12	Statement of Computation of Ratio of Earnings to Fixed Charges—Filed with this document.

13	—Pages 25 through 71 of the Company’s Annual Report to Shareholders for fiscal year 2011 (only those portions of the Annual Report incorporated by reference in this report are deemed “filed”)—Filed with this document.

21	Subsidiaries—Filed with this document.

23	Consent of Independent Registered Public Accounting Firm—Filed with this document.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act—Filed with this document.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act—Filed with this document.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act—Furnished with this document.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act—Furnished with this document.

99	Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995—“Safe Harbor” for Forward-Looking Statements—Filed with this document.

101	XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Annual Report on Form 10-K for the fiscal year-ended January 1, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, and (vi) Schedule II—Valuation and Qualifying Accounts.

*	Management contract or compensatory plan.