Form 10-Q
period 2012-04-01
JOHNSON & JOHNSON
filed 2012-05-07
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On April 27, 2012 2,746,372,004 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets — April 1, 2012 and January 1, 2012	3

Consolidated Statements of Earnings for the Fiscal First Quarters Ended April 1, 2012 and April 3, 2011	4

Consolidated Statements of Comprehensive Income for the Fiscal First Quarters Ended April 1, 2012 and April 3, 2011	5

Consolidated Statements of Cash Flows for the Fiscal Three Months Ended April 1, 2012 and April 3, 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II — Other Information

Item 1 - Legal Proceedings	34

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6 - Exhibits	34

Signatures	36
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,267	$24,542
Marketable securities	3,580	7,719
Accounts receivable, trade, less allowances for doubtful accounts $419 (2011, $361)	10,982	10,581
Inventories (Note 2)	6,800	6,285
Deferred taxes on income	2,695	2,556
Prepaid expenses and other receivables	2,683	2,633
Total current assets	57,007	54,316
Property, plant and equipment at cost	32,550	31,829
Less: accumulated depreciation	(17,726)	(17,090)
Property, plant and equipment, net	14,824	14,739
Intangible assets, net (Note 3)	18,157	18,138
Goodwill, net (Note 3)	16,339	16,138
Deferred taxes on income	5,911	6,540
Other assets	3,956	3,773
Total assets	$116,194	$113,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$6,439	$6,658
Accounts payable	5,085	5,725
Accrued liabilities	4,369	4,608
Accrued rebates, returns and promotions	2,865	2,637
Accrued compensation and employee related obligations	1,526	2,329
Accrued taxes on income	914	854
Total current liabilities	21,198	22,811
Long-term debt (Note 4)	13,010	12,969
Deferred taxes on income	1,846	1,800
Employee related obligations	8,236	8,353
Other liabilities	10,538	10,631
Total liabilities	54,828	56,564
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	$3,120
Accumulated other comprehensive income (Note 7)	(4,540)	(5,632)
Retained earnings	83,103	81,251
Less: common stock held in treasury, at cost (374,122,000 and 395,480,000 shares)	20,317	21,659
Total shareholders’ equity	61,366	57,080
Total liabilities and shareholders' equity	$116,194	$113,644
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	April 1, 2012	Percent to Sales	April 3, 2011	Percent to Sales
Sales to customers (Note 9)	$16,139	100.0%	$16,173	100.0%
Cost of products sold	4,915	30.4	4,778	29.5
Gross profit	11,224	69.6	11,395	70.5
Selling, marketing and administrative expenses	5,015	31.1	5,056	31.3
Research and development expense	1,645	10.2	1,738	10.8
Interest income	(17)	(0.1)	(21)	(0.1)
Interest expense, net of portion capitalized	147	0.9	125	0.7
Other (income) expense, net	(611)	(3.8)	(13)	(0.1)
Earnings before provision for taxes on income	5,045	31.3	4,510	27.9
Provision for taxes on income (Note 5)	1,135	7.1	1,034	6.4
NET EARNINGS	$3,910	24.2%	$3,476	21.5%
NET EARNINGS PER SHARE (Note 8)
Basic	$1.43		$1.27
Diluted	$1.41		$1.25
CASH DIVIDENDS PER SHARE	$0.57		$0.54
AVG. SHARES OUTSTANDING
Basic	2,736.9		2,738.4
Diluted	2,774.9		2,772.7
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarters Ended
	April 1, 2012	April 3, 2011

Net Earnings	$3,910	$3,476

Other Comprehensive Income (Loss), net of tax
Foreign currency translation	823	1,373

Securities:
Unrealized holding gain (loss) arising during period	107	113
Reclassifications adjustment for gains included in earnings	(1)	(135)
Net change	106	(22)

Employee benefit plans:
Prior service cost amortization during period	1	1
Gain (loss) amortization during period	93	71
Net change	94	72

Derivatives & hedges:
Unrealized gain (loss) arising during period	26	10
Reclassifications to earnings	43	78
Net change	69	88

Other Comprehensive Income (Loss)	1,092	1,511

Comprehensive Income	$5,002	$4,987

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2012 and 2011 respectively: Securities; $57 million and $12 million, Employee Benefits; $49 million and $39 million, Derivatives & Hedges; $37 million and $48 million. Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 1, 2012	April 3, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings	$3,910	$3,476
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	773	755
Stock based compensation	173	152
Deferred tax provision	557	(4)
Accounts receivable allowances	42	(16)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(215)	(609)
Increase in inventories	(449)	(452)
Decrease in accounts payable and accrued liabilities	(1,331)	(1,127)
Increase in other current and non-current assets	(754)	(970)
Increase in other current and non-current liabilities	89	1,111

NET CASH FLOWS FROM OPERATING ACTIVITIES	2,795	2,316

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(502)	(436)
Proceeds from the disposal of assets	358	121
Acquisitions, net of cash acquired	—	(2,049)
Purchases of investments	(2,398)	(1,036)
Sales of investments	6,600	4,897
Other	(2)	(57)

NET CASH FLOWS FROM INVESTING ACTIVITIES	4,056	1,440

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,565)	(1,480)
Repurchase of common stock	(67)	(435)
Proceeds from short-term debt	1,547	3,644
Retirement of short-term debt	(1,790)	(2,744)
Proceeds from long-term debt	2	8
Retirement of long-term debt	(30)	(3)
Proceeds from the exercise of stock options/excess tax benefits	880	185
Other	(160)	—

NET CASH USED BY FINANCING ACTIVITIES	(1,183)	(825)

Effect of exchange rate changes on cash and cash equivalents	57	70
Increase in cash and cash equivalents	5,725	3,001
Cash and Cash equivalents, beginning of period	24,542	19,355
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,267	$22,356
Acquisitions
Fair value of assets acquired	$—	$2,245
Fair value of liabilities assumed and non-controlling interests	—	(196)
Net cash paid for acquisitions	$—	$2,049
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During the fiscal first quarter of 2012, the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments issued related to goodwill impairment testing. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. For the Consolidated Statements of Comprehensive Income see page 5.

During the fiscal first quarter of 2012, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance became effective prospectively for the interim periods and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 1, 2012	January 1, 2012
Raw materials and supplies	$1,428	1,206
Goods in process	1,798	1,637
Finished goods	3,574	3,442
Total inventories	$6,800	6,285

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2011. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted.

(Dollars in Millions)	April 1, 2012	January 1, 2012
Intangible assets with definite lives:
Patents and trademarks — gross	$8,130	7,947
Less accumulated amortization	3,122	2,976
Patents and trademarks — net	5,008	4,971
Other intangibles — gross	8,668	8,716
Less accumulated amortization	3,517	3,432
Other intangibles — net	5,151	5,284
Intangible assets with indefinite lives:
Trademarks	6,118	6,034
Purchased in-process research and development	1,880	1,849
Total intangible assets with indefinite lives	7,998	7,883
Total intangible assets — net	$18,157	18,138

Goodwill as of April 1, 2012 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at January 1, 2012	$8,298	1,721	6,119	16,138
Acquisitions	—	—	—	—
Currency translation/Other	172	21	8	201
Goodwill, net as of April 1, 2012	$8,470	1,742	6,127	16,339

The weighted average amortization periods for patents and trademarks and other intangible assets are 17 years and 26 years, respectively. The amortization expense of amortizable intangible assets for the fiscal three months ended April 1, 2012 was $205 million, and the estimated amortization expense for the five succeeding years approximates $840 million, before tax, per year. Substantially all of the amortization expense is included in cost of products sold.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third-party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of April 1, 2012, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $22 billion and $3 billion, respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains/losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in Other (income) expense, net.

As of April 1, 2012, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $99 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal first quarters in 2012 and 2011:

	Gain/ (Loss) recognized in Accumulated OCI(1)		Gain/(Loss) reclassified from Accumulated OCI into income(1)		Gain/ (Loss) recognized in Other income/expense(2)
	Fiscal First Quarters Ended
(Dollars in Millions)	2012	2011	2012	2011	2012	2011
Cash Flow Hedges by Income Statement Caption
Sales to customers(A)	$28	27	(20)	(10)	1	(2)
Cost of products sold(A)	58	80	(21)	(62)	(1)	(3)
Research and development expense(A)	(19)	(36)	2	1	—	—
Interest (income)/Interest expense, net(B)	(1)	(9)	(3)	(2)	—	—
Other (income)expense, net(A)	(40)	(52)	(1)	(5)	—	2
Total	$26	10	(43)	(78)	—	(3)

All amounts shown in the table above are net of tax.

(1) Effective portion
(2) Ineffective portion
(A) Foreign exchange contracts
(B) Cross currency interest rate swaps

For the fiscal first quarters ended April 1, 2012 and April 3, 2011, a loss of $9 million and a gain of $15 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

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

The fair value of a derivative financial instrument (i.e., foreign exchange contract or cross currency interest rate swap) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as Level 1 because they are traded in an active exchange market. The Company did not have any other significant financial assets or liabilities which would require revised valuations under this standard that are recognized at fair value.

The following three levels of inputs are used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 1, 2012 and January 1, 2012 were as follows:

	April 1, 2012				January 1, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	$—	241	—	241	442
Cross currency interest rate swaps(2)	—	8	—	8	15
Total	—	249	—	249	457
Liabilities:
Foreign exchange contracts	—	290	—	290	452
Cross currency interest rate swaps(3)	—	537	—	537	594
Total	—	827	—	827	1,046
Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	23	—	23	29
Swiss Franc Option*	—	—	—	—	17
Total	—	23	—	23	46
Liabilities:
Foreign exchange contracts	—	19	—	19	34
Other Investments(4)	$1,739	—	—	1,739	1,563
____________________________________
*    Currency option related to the planned acquisition of Synthes, Inc., which expired in January 2012.

(1)	As of January 1, 2012, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,563 million which are classified as Level 1.

(2)	Includes $6 million and $15 million of non-current assets for April 1, 2012 and January 1, 2012, respectively.

(3)	Includes $536 million and $594 million of non-current liabilities for April 1, 2012 and January 1, 2012, respectively.

(4)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of April 1, 2012:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$3,077	3,077
Government securities and obligations	24,191	24,192
Corporate debt securities	4,641	4,641
Money market funds	1,617	1,617
Time deposits	321	321
Total cash, cash equivalents and current marketable securities	$33,847	33,848

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices in active markets.
Financial Liabilities

Current Debt	$6,439	6,439
Non-Current Debt
0.70% Notes due 2013	500	502
3.80% Debentures due 2013	500	518
3 month LIBOR+0% FRN due 2013	500	500
3 month LIBOR+0.09% FRN due 2014	750	750
1.20% Notes due 2014	999	1,016
2.15% Notes due 2016	898	934
5.55% Debentures due 2017	1,000	1,215
5.15% Debentures due 2018	898	1,086
4.75% Notes due 2019 (1B Euro 1.3266)	1,320	1,561
3% Zero Coupon Convertible Subordinated Debentures due in 2020	200	244
2.95% Debentures due 2020	541	579
3.55% Notes due 2021	446	488
6.73% Debentures due 2023	250	337
5.50% Notes due 2024 (500 GBP 1.5885)	789	965
6.95% Notes due 2029	294	418
4.95% Debentures due 2033	500	569
5.95% Notes due 2037	995	1,302
5.85% Debentures due 2038	700	914
4.50% Debentures due 2040	539	593
4.85% Notes due 2041	298	355
Other	93	91
Total Non-Current Debt	$13,010	14,937

The weighted average effective rate on non-current debt is 4.03%.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices in active markets.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal three months of 2012 and 2011 were 22.5% and 22.9%, respectively. The lower effective tax rate in 2012 as compared to 2011 was due primarily to a lower tax rate on the currency adjustment gain associated with the planned acquisition of Synthes, Inc.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2012 and 2011 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Service cost	$161	143	44	37
Interest cost	222	213	41	48
Expected return on plan assets	(312)	(278)	(1)	—
Amortization of prior service cost/(credit)	2	3	(1)	(1)
Recognized actuarial losses	124	96	18	11
Curtailments and settlements	(1)	—	—	—
Net periodic benefit cost	$196	177	101	95

Company Contributions

For the fiscal three months ended April 1, 2012, the Company contributed $60 million and $9 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income:

	Foreign	Securities	Employee	Derivatives	Total Accumulated
Gains/(Losses)	Currency	Available	Benefit	&	Other Comprehensive
(Dollars in Millions)	Translation	For Sale	Plans	Hedges	Income/(Loss)
January 1, 2012	$(1,526)	448	(4,386)	(168)	(5,632)
Net change	823	106	94	69	1,092
April 1, 2012	$(703)	554	(4,292)	(99)	(4,540)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries. For additional details on comprehensive income see the Consolidated Statements of Comprehensive Income.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 1, 2012 and April 3, 2011:

	Fiscal First Quarters Ended
(Shares in Millions)	April 1, 2012	April 3, 2011
Basic net earnings per share	$1.43	$1.27
Average shares outstanding — basic	2,736.9	2,738.4
Potential shares exercisable under stock option plans	152.2	138.5
Less: shares which could be repurchased under treasury stock method	(117.8)	(107.8)
Convertible debt shares	3.6	3.6
Average shares outstanding — diluted	2,774.9	2,772.7
Diluted earnings per share	$1.41	$1.25

The diluted earnings per share calculation for both fiscal first quarters ended April 1, 2012 and April 3, 2011 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal first quarters ended April 1, 2012 and April 3, 2011, excluded 50 million and 93 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2012	April 3, 2011	Percent Change

Consumer
United States	$1,316	$1,345	(2.2)%
International	2,279	2,337	(2.5)
Total	3,595	3,682	(2.4)
Pharmaceutical
United States	3,026	3,391	(10.8)
International	3,107	2,668	16.5
Total	6,133	6,059	1.2
Medical Devices & Diagnostics
United States	2,877	2,872	0.2
International	3,534	3,560	(0.7)
Total	6,411	6,432	(0.3)
Worldwide
United States	7,219	7,608	(5.1)
International	8,920	8,565	4.1
Total	$16,139	$16,173	(0.2)%

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2012	April 3, 2011	Percent Change
Consumer	$463	$573	(19.2)%
Pharmaceutical (1)	2,586	2,209	17.1
Medical Devices & Diagnostics(2)	2,081	1,944	7.0
Segments operating profit	5,130	4,726	8.5
Expense not allocated to segments(3)	(85)	(216)
Worldwide income before taxes	$5,045	$4,510	11.9%

(1)	Includes litigation expense of $250 million in the fiscal first quarter of 2011.

(2)
Includes $31 million of costs associated with the planned acquisition of Synthes, Inc. recorded in the fiscal first quarter of 2012. Includes litigation expense and DePuy ASR™ Hip recall costs of $96 million recorded in the fiscal first quarter of 2011.

(3)
Amounts not allocated to segments include interest income/(expense), non-controlling interests and general corporate income/(expense). Included in the fiscal first quarter of 2012, was a $148 million currency adjustment associated with the planned acquisition of Synthes, Inc.

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2012	April 3, 2011	Percent Change
United States	$7,219	$7,608	(5.1)%
Europe	4,194	4,183	0.3
Western Hemisphere, excluding U.S.	1,714	1,436	19.4
Asia-Pacific, Africa	3,012	2,946	2.2
Total	$16,139	$16,173	(0.2)%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

During the fiscal first quarter of 2012, the Company completed the divestiture of its U.S. patents and other U.S. and Canadian intellectual property for BYSTOLIC® (nebivolol), which is currently approved in the U.S. for the treatment of hypertension, to Forest Laboratories Holdings Limited. Proceeds received from the divestiture were approximately $357 million.

During the fiscal second quarter of 2011, the Company entered into a definitive agreement to acquire Synthes, Inc. for approximately $21.3 billion, approximately $19.3 billion net of cash acquired, subject to the terms of the merger agreement and currency values at the time of closing. The acquisition is expected to close in the second quarter of 2012. In the fiscal second quarter of 2012, the Company entered into a definitive agreement with Biomet, Inc. to divest DePuy Orthopaedic Inc.'s trauma business. The sale is subject to regulatory approvals, and is expected to close in the second quarter of 2012. The Company believes this divestiture will satisfy all regulatory concerns relating to the pending acquisition of Synthes, Inc. but will not know with certainty until the regulatory process in the U.S. is completed.

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

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of April 1, 2012, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution in any reporting period of one or more of these matters, either alone or in the aggregate, may have a material adverse effect on the Company's results of operations and cash flows for that period.
PRODUCT LIABILITY

Certain of Johnson & Johnson's subsidiaries are involved in numerous product liability cases. The damages claimed are substantial, and while these subsidiaries are confident of the adequacy of the warnings and instructions for use that accompany the products at issue, it is not feasible to predict the ultimate outcome of litigation. The Company has established product liability accruals in compliance with ASC 450-20 based on currently available information, which in some cases may be limited. Changes to the accruals may be required in the future as additional information becomes available.

Multiple products of Johnson & Johnson's subsidiaries are subject to product liability claims and lawsuits in which claimants seek substantial compensatory and, where available, punitive damages, including LEVAQUIN®, the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, RISPERDAL®, pelvic meshes and DURAGESIC®/fentanyl patches. As of April 1, 2012, in the U.S. there were approximately 3,700 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to LEVAQUIN®, 6,200 with respect to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 1,400 with respect to the PINNACLE® Acetabular Cup System, 425 with respect to RISPERDAL®, 810 with respect to pelvic meshes, 50 with respect to DURAGESIC®/fentanyl patches and 40 with respect to TOPAMAX®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson, and the number of pending lawsuits continues to increase. The Company continues to receive information with respect to potential costs associated with this recall. The Company has established a product liability accrual in anticipation of product liability litigation and costs associated with the DePuy ASR™ Hip Recall program. Changes to these accruals may be required in the future as additional information becomes available.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, a class action has been commenced in Canada seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established a product liability accrual in anticipation of product liability litigation associated with Ethicon's pelvic mesh products. Changes to these accruals may be required in the future as additional information becomes available.

The Company believes that the ultimate resolution of these matters based on historical and reasonably likely future trends is not expected to have a material adverse effect on the Company's financial position, annual results of operations and cash flows. The resolution in any interim reporting period could have a material impact on the Company's results of operations and cash flows for that period.

INTELLECTUAL PROPERTY

Certain of Johnson & Johnson's subsidiaries are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their business. The most significant of these matters are described below.

PATENT INFRINGEMENT

Certain of Johnson & Johnson's subsidiaries are involved in lawsuits challenging the coverage and/or validity of the patents on their products. Although these subsidiaries believe that they have substantial defenses to these challenges with respect to all material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could potentially adversely affect the ability of these subsidiaries to sell their products, or require the payment of past damages and future royalties.

Medical Devices and Diagnostics

In October 2004, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES's HARMONIC® Scalpel infringed four Tyco patents. In October 2007, on motions for summary judgment prior to the initial trial, a number of claims were found invalid and a number were found infringed. However, no claim was found both valid and infringed. Trial commenced in December 2007, and the court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the United States District Court for the District of Connecticut asserting infringement of three of the four patents from the previous lawsuit and adding new products. Tyco is seeking monetary damages and injunctive relief. This case is scheduled to be tried in July 2012.

In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against Johnson & Johnson and Cordis in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis's sales of its CYPHER® Stent willfully infringed a patent issued to Saffran. The jury awarded Saffran $482 million. In March 2011, the Court entered judgment against Cordis in the amount of $593 million, representing the jury verdict, plus $111 million in pre-judgment interest. Cordis has appealed the judgment. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case.

In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, accusing LifeScan's entire OneTouch® line of blood glucose monitoring systems of infringement of two patents related to the use of microelectrode sensors. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. The Court entered judgment against Roche in July 2010 and Roche appealed.  The Court of Appeals reversed the District Court's ruling on claim construction and remanded the case to the District Court for new findings on the issue. Roche is seeking monetary damages and injunctive relief.

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case has been transferred to the United States District Court for the Middle District of Florida, where trial commenced in April 2012.

In November 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland Ltd. (Stryker) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. (DePuy) in the United States District Court for the District of New Jersey alleging infringement by DePuy's PINNACLE® Acetabular Cup System and DURALOC® Acetabular Cup System of a patent relating to a dual-locking mechanism feature in an acetabular cup system. Howmedica and Stryker are seeking monetary damages and injunctive relief. DePuy filed its answer in February 2012 and filed a counterclaim asserting that Stryker's Trident Acetabular Hip System infringes DePuy's U.S. Patent No. 6,610,097.  DePuy is seeking damages and injunctive relief from Howmedica and Stryker. No trial date has been set.

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. No trial date has been set. The parties participated in an arbitration in April 2012 on the issue of JBI's defense that Abbott is equitably estopped from asserting the patents, and the parties are awaiting a decision.

In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that STELARA® infringes two United States patents assigned to Abbott GmbH. JBI filed a complaint in the United States District Court for the District of Columbia for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents, as well as a Complaint for Review of a Patent Interference Decision that granted priority of invention on one of the two asserted patents to Abbott GmbH. The cases have been transferred from the District of Columbia to the District of Massachusetts. Trial has been set for September 2012. Also in August 2009, Abbott GmbH and Abbott Laboratories Limited brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH's Canadian patent. No trial date has been set in the Canadian Case. In each of these cases, Abbott is seeking monetary damages and injunctive relief.

LITIGATION AGAINST FILERS OF ABBREVIATED NEW DRUG APPLICATIONS (ANDAs)
The following summarizes lawsuits pending against generic companies that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the subsidiaries are not successful in these actions, or the statutory 30-month stays expire before the United States District Court rulings are obtained, the third-party companies involved will have the ability, upon approval of the United States Food and Drug Administration (FDA), to introduce generic versions of the products at issue, resulting in very substantial market share and revenue losses for those products.
CONCERTA®

A number of generic companies have filed ANDAs seeking approval to market generic versions of CONCERTA®. In September 2011, a settlement agreement was entered into with Kremers-Urban, LLC and KUDCO Ireland, Ltd. (collectively, KUDCO) pursuant to which KUDCO was granted a license to market its generic version of CONCERTA® starting on July 1, 2012, assuming KUDCO obtains FDA approval.

In November 2010, ALZA Corporation (ALZA) and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (OMJPI) (now Janssen Pharmaceuticals, Inc. (JPI)) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in response to Impax and Teva's filing of a major amendment to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of ALZA and JPI's patent relating to CONCERTA®. Impax and Teva filed counterclaims alleging non-infringement and invalidity. In May 2011, ALZA and JPI filed a second lawsuit against Teva in response to Teva's filing of a second major amendment to its ANDA seeking approval to market additional dosage strengths of its generic CONCERTA® product before the expiration of ALZA and JPI's patent relating to CONCERTA®. In each of the above cases, ALZA and JPI are seeking an Order enjoining the defendants from marketing its generic version of CONCERTA® prior to the expiration of ALZA and JPI's CONCERTA® patent.
ORTHO TRI-CYCLEN® LO

A number of generic companies have filed ANDAs seeking approval to market generic versions of ORTHO TRI-CYCLEN® LO. In February 2012, JPI and Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. (collectively, Watson) entered into a settlement agreement.  Pursuant to the settlement agreement, the parties entered into a supply agreement whereby JPI will supply to Watson a combinational oral contraceptive containing certain specified compounds from December 31, 2015 (or earlier under certain circumstances) through the expiration of the '815 patent on December 6, 2019.  In addition, in the event Watson does not wish to exercise its rights under the supply agreement, JPI has granted Watson a license to market Watson's ANDA product from December 31, 2015 (or earlier under certain circumstances) through December 6, 2019.

In January 2010, OMJPI (now JPI) filed a patent infringement lawsuit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the United States District Court for the District of New Jersey in response to Lupin's ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Lupin filed a counterclaim alleging invalidity of the patent. A trial date for the Lupin case has been set for May 2012.

In November 2010, OMJPI (now JPI) filed a patent infringement lawsuit against Mylan Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan), and Famy Care, Ltd. (Famy Care) in the United States District Court for the District of New Jersey in response to Famy Care's ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Mylan and Famy Care filed counterclaims alleging invalidity of the patent.

In October 2011, JPI filed a patent infringement lawsuit against Sun Pharma Global FZE and Sun Pharmaceutical Industries (collectively, Sun) in the United States District Court for the District of New Jersey in response to Sun's ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent.

In each of the above cases, JPI is seeking an Order enjoining the defendants from marketing their generic versions of ORTHO TRI-CYLCEN® LO before the expiration of the OTCLO patent.

PREZISTA®

A number of generic companies have filed ANDAs seeking approval to market generic versions of PREZISTA®. In November 2010, Tibotec, Inc. (now Tibotec, LLC) and Tibotec Pharmaceuticals (collectively, Tibotec) filed a patent infringement lawsuit against Lupin, Ltd., Lupin Pharmaceuticals, Inc. (collectively, Lupin), Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in the United States District Court for the District of New Jersey in response to Lupin's and Mylan's respective ANDAs seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of Tibotec's patent relating to PREZISTA®. Lupin and Mylan each filed counterclaims alleging non-infringement and invalidity. In July 2011, Tibotec filed another patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey in response to Lupin's supplement to its ANDA to add new dosage strengths for its proposed product. In August 2011, Tibotec and G.D. Searle & Company (G.D. Searle) filed a patent infringement lawsuit against Lupin and Mylan in response to their notice letters advising that their ANDAs are seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of two patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle.

In March 2011, Tibotec and G.D. Searle filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Ltd. (collectively, Teva) in the United States District Court for the District of New Jersey in response to Teva's ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec either owns or exclusively licenses from G.D. Searle.

In March 2011, Tibotec filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. (collectively, Hetero) in the United States District Court for the District of New Jersey in response to Hetero's ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle. In July 2011, upon agreement by the parties, the Court entered a stay of the lawsuit pending a final decision in the lawsuit against Teva with respect to the validity and/or enforceability of the patents that Tibotec licenses from G.D. Searle, with Hetero agreeing to be bound by such final decision.

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

OTHER INTELLECTUAL PROPERTY MATTERS

In September 2009, Centocor Ortho Biotech Products, L.P. (now Janssen Products, LP (JPLP)) intervened in an inventorship lawsuit filed by the University of Kansas Center for Research, Inc. (KUCR) against the United States of America (USA) in the United States District Court for the District of Kansas. KUCR alleges that two KUCR scientists should be added as inventors on two USA-owned patents relating to VELCADE®. The USA licensed the patents (and their foreign counterparts) to Millennium Pharmaceuticals, Inc. (MPI), who in turn sublicensed the patents (and their foreign counterparts) to JPLP for commercial marketing outside the United States. In July 2010, the parties reached a settlement agreement to resolve the disputes in this case and submitted the inventorship issue to arbitration. The case has been stayed pending the arbitration. As a result of the settlement agreement, the outcome of the arbitration regarding inventorship will determine whether pre-specified payments will be made to KUCR, but will not affect JPLP's right to market VELCADE®. The arbitration took place in December 2011 and a decision in favor of KUCR was issued in March 2012. As a result, JPLP will be required to make the aforementioned pre-specified payments to KUCR.

In December 2009, the State of Israel filed a lawsuit in the District Court in Tel Aviv Jaffa against Omrix Biopharmaceuticals, Inc. and various affiliates (Omrix). In the lawsuit, the State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology that the employee developed while he was a government employee.

The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalties on QUIXIL™ and EVICEL™ products, or alternatively, transfer of the patents to the State.

In January 2011, Genentech, Inc. (Genentech) initiated an arbitration against UCB Celltech (Celltech) seeking damages for allegedly cooperating with Centocor (now JBI) to improperly terminate a prior agreement in which JBI was sublicensed under Genentech's Cabilly patents. JBI has an indemnity agreement with Celltech, and Celltech has asserted that JBI is liable for any damages Celltech may be required to pay Genentech in that arbitration. The arbitration hearing is scheduled for June 2012.

In March 2012, Noramco, Inc. (Noramco) moved to intervene in three patent infringement lawsuits filed in the United States District Court for the Southern District of New York by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva) and Amneal Pharmaceuticals, LLC (Amneal). The lawsuits are in response to the defendants' respective ANDAs seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva and Amneal.

GOVERNMENT PROCEEDINGS

Like other companies in the pharmaceutical and medical devices and diagnostics industries, Johnson & Johnson and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which they operate. As a result, interaction with government agencies is ongoing. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.

AVERAGE WHOLESALE PRICE (AWP) LITIGATION

Johnson & Johnson and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, are defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a Multi-District Litigation (MDL) in the United States District Court for the District of Massachusetts.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain of Johnson & Johnson's subsidiaries have been settled, including Kentucky, which had been set for trial in January 2012. Kansas is set for trial in March 2013, Louisiana is set for trial in June 2013, Illinois is set for trial in May 2014, and it is anticipated that Mississippi will be set for trial in October 2013. Other state cases are likely to be set for trial in due course. In addition, an AWP case against the J&J AWP Defendants brought by the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants have appealed the Commonwealth Court's UTPL ruling to the Pennsylvania Supreme Court. The Company believes that the J&J AWP Defendants have strong arguments supporting their appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

RISPERDAL®

In January 2004, Janssen Pharmaceutica Inc. (Janssen) (now Janssen Pharmaceuticals, Inc. (JPI)) received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® from 1997 to 2002. Documents subsequent to 2002 have also been requested by the Department of Justice. An additional subpoena seeking information about marketing of, and adverse reactions to, RISPERDAL® was received from the United States Attorney's Office for the Eastern District of Pennsylvania in November 2005. Numerous subpoenas seeking testimony from various witnesses before a grand jury were also received. JPI cooperated in responding to these requests for documents and witnesses. The United States Department of Justice and the United States Attorney's Office for the Eastern District of Pennsylvania (the Government) are continuing to actively pursue both criminal and civil actions. In February 2010, the Government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. The focus of these matters is the alleged promotion of RISPERDAL® and INVEGA® for off-label uses. The Government has notified JPI that there are also pending qui tam actions alleging off-label promotion of RISPERDAL®. The Government informed JPI that it will intervene in these qui tam actions and file a superseding complaint.

Discussions have been ongoing in an effort to resolve criminal penalties under the Food Drug and Cosmetic Act related to the promotion of RISPERDAL®. An agreement in principle on key issues relevant to a disposition of criminal charges pursuant to a single misdemeanor violation of the Food Drug and Cosmetic Act has been reached, but certain issues remain open before a settlement can be finalized. During 2011, the Company accrued amounts to cover the financial component of the proposed criminal settlement.

In addition, discussions with state and federal government representatives to resolve the separate civil claims related to the marketing of RISPERDAL® and INVEGA®, including those under the False Claims Act (the qui tam actions), are still ongoing. It remains unclear whether a settlement can be reached with respect to the federal and state civil claims. In 2011, the Company established an accrual with respect to the financial component of the federal civil claims. Changes to this accrual may be required as negotiations progress. If a negotiated resolution cannot be reached, civil litigation relating to the allegations of off-label promotion of RISPERDAL® and/or INVEGA® is likely.

The Attorneys General of multiple states, including Alaska, Arkansas, Louisiana, Massachusetts, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, and Utah, have pending actions against Janssen (now JPI) seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, violations of state consumer fraud statutes, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. In January 2012, JPI settled a lawsuit filed by the Attorney General of Texas. In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the court imposed penalties in the amount of approximately $1.2 billion. If post-trial motions are denied, JPI and Johnson & Johnson will appeal the decision. The Company believes that JPI and Johnson & Johnson have strong arguments supporting an appeal and that the potential for an unfavorable outcome is not probable. Therefore, the Company has not established an accrual with respect to the verdict.

The Attorney General of West Virginia commenced suit in 2004 against Janssen (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen (now JPI). Johnson & Johnson was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether Johnson & Johnson or JPI had violated the State's Medicaid Fraud Act (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Professional letter regarding RISPERDAL®. The jury returned a verdict that JPI and Johnson & Johnson had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. Johnson & Johnson's and JPI's motion for a new trial was denied. Johnson & Johnson and JPI have filed an appeal and believe that they have strong arguments supporting the appeal. The Company believes that the potential for an unfavorable outcome is not probable, and therefore, the Company has not established an accrual with respect to the verdict.

In 2007, the Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen (now JPI) on a multi-Count Complaint related to Janssen's sale of RISPERDAL® to the Commonwealth's Medicaid program. The trial occurred in June 2010. The trial judge dismissed the case after the close of the plaintiff's evidence. The Commonwealth's post-trial motions were denied. The Commonwealth filed an appeal in April 2011. The oral argument is scheduled to take place in May 2012.

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen (now JPI) on several counts. In March 2011, the matter was tried on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practice Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million. JPI has appealed this judgment. The Company believes that JPI has strong arguments supporting an appeal and that the potential for an unfavorable outcome is not probable. Therefore, the Company has not established an accrual with respect to the verdict.

The Attorneys General of approximately 40 other states have indicated a potential interest in pursuing similar litigation against JPI, and have obtained a tolling agreement staying the running of the statute of limitations while they pursue a coordinated civil investigation of JPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®.

In 2011, the Company established an accrual with respect to the above state matters.

In the Company's opinion, the ultimate resolution of any of the above RISPERDAL® matters is not expected to have a material adverse effect on the Company's financial position, although the resolution in any reporting period could have a material impact on the Company's results of operations and cash flows for that period.

OMNICARE

In September 2005, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of eight drugs to Omnicare, Inc. (Omnicare), a manager of pharmaceutical benefits for long-term care facilities. In April 2009, Johnson & Johnson and certain of its pharmaceutical subsidiaries were served in two civil qui tam cases asserting claims under the Federal False Claims Act and related state law claims alleging that the defendants provided Omnicare with rebates and other alleged kickbacks, causing Omnicare to file false claims with Medicaid and other government programs. In January 2010, the government intervened in both of these cases, naming Johnson & Johnson, Ortho-McNeil-Janssen Pharmaceuticals, Inc. (now Janssen Pharmaceuticals, Inc. (JPI)), and Johnson & Johnson Health Care Systems Inc. as defendants. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. The defendants moved to dismiss the complaints, and in February 2011, the United States District Court for the District of Massachusetts dismissed one qui tam case entirely and dismissed the other case in part, rejecting allegations that the defendants had violated their obligation to report its “best price” to health care program officials. The defendants subsequently moved the Court to reconsider its decision not to dismiss the second case in its entirety, which the Court denied in May 2011. The claims of the United States and individual states remain pending.

In November 2005, a lawsuit was filed under seal by Scott Bartz, a former employee, in the United States District Court for the Eastern District of Pennsylvania against Johnson & Johnson and certain of its pharmaceutical subsidiaries (the J&J Defendants), along with co-defendants McKesson Corporation (McKesson) and Omnicare, Inc. The Bartz complaint raises many issues in common with the Omnicare-related litigation discussed above already pending before the United States District Court for the District of Massachusetts, such as best price and a number of kickback allegations. After investigation, the United States declined to intervene. The case was subsequently unsealed in January 2011. In February 2011, the plaintiff filed an amended complaint, which was placed under seal. Thereafter, on the J&J Defendants' motion, the case was transferred to the United States District Court for the District of Massachusetts, where it is currently pending. In April 2011, the amended complaint was ordered unsealed and alleges a variety of causes of action under the Federal False Claims Act and corresponding state and local statutes, including that the J&J Defendants engaged in various improper transactions that were allegedly designed to report false prescription drug prices to the federal government in order to reduce the J&J Defendants' Medicaid rebate obligations. The complaint further alleges that the J&J Defendants improperly retaliated against the plaintiff for having raised these allegations internally. Bartz seeks multiple forms of relief, including damages and reinstatement to a position with the same seniority status.

The J&J Defendants subsequently moved to dismiss the complaint in May 2011.In June 2011, Bartz filed a notice of intent to voluntarily dismiss McKesson and Omnicare from the case and added McKesson Specialty Pharmaceuticals, LLC, as a co-defendant. In March 2012, the District Court granted in part and denied in part the J&J Defendants' motion to dismiss.  The District Court dismissed Bartz's claims under the Federal False Claims Act, and declined to exercise supplemental jurisdiction over numerous related claims under state false claims act statutes.  The District Court further found that Bartz had waived his claim for intentional infliction of emotional distress.  The District Court, however, denied the dismissal motion with regard to Bartz's claims that he was retaliated against in violation of the Federal False Claims Act and in violation of New Jersey's Conscientious Employee Protection Act.  It is anticipated that discovery will proceed on those two claims.

MCNEIL CONSUMER HEALTHCARE

Starting in June 2010, McNeil Consumer Healthcare Division of McNEIL-PPC, Inc. (McNeil Consumer Healthcare) and certain affiliates, including Johnson & Johnson (the Companies), received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Pennsylvania requesting documents broadly relating to recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities, as well as certain documents relating to recalls of a small number of products of other subsidiaries. In addition, in February 2011, the government served McNEIL-PPC, Inc. (McNEIL-PPC) with a Civil Investigative Demand seeking records relevant to its investigation to determine if there was a violation of the Federal False Claims Act. The Companies are cooperating with the United States Attorney's Office in responding to these subpoenas.

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. After a removal to federal court, the case was remanded back to state court in Oregon. The Companies filed a motion to dismiss in February 2012.

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

The consent decree, which is subject to ongoing enforcement by the court, requires McNEIL-PPC to take enhanced measures to remediate the three facilities. The Fort Washington facility, which was voluntarily shut down in April 2010, will remain shut down until a third-party consultant certifies that its operations will be in compliance with applicable law, and the FDA concurs with the third-party certification. The Lancaster and Las Piedras facilities may continue to manufacture and distribute drugs, provided that a third party reviews manufacturing records for selected batches of drugs released from the facilities, and certifies that any deviations reviewed do not adversely affect the quality of the selected batches. McNEIL-PPC has submitted a workplan to the FDA for remediation of the Lancaster and Las Piedras facilities; that plan is subject to FDA approval. Third-party batch record review may cease if the FDA has stated that the facilities appear to be in compliance with applicable law. Each facility is subject to a five-year audit period by a third party after the facility has been deemed by the FDA to be in apparent compliance with applicable law.

OTHER

In July 2005, Scios Inc. (Scios) received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. In August 2005, Scios was advised that the investigation would be handled by the United States Attorney's Office for the Northern District of California in San Francisco. In February 2009, two qui tam complaints were unsealed in the United States District Court for the Northern District of California, alleging, among other things, improper activities in the promotion of NATRECOR®. In June 2009, the United States government intervened in one of the qui tam actions, and filed a complaint against Scios and Johnson & Johnson seeking relief under the Federal False Claims Act and asserting a claim of unjust enrichment. The civil case is proceeding and discovery is ongoing. In October 2011, the criminal matter was resolved.

In June 2008, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts relating to the marketing of biliary stents by Cordis Corporation (Cordis). In February 2012, the government informed Cordis that it was closing its investigation. In addition, in January 2010, a complaint was unsealed in the United States District Court for the Northern District of Texas seeking damages against Cordis for alleged violations of the Federal False Claims Act and several similar state laws in connection with the marketing of biliary stents. The United States Department of Justice and several states have declined to intervene at this time. In March 2012, the court issued an opinion dismissing one part of the complaint with prejudice and other parts of the complaint without prejudice. The plaintiff has filed a motion for partial reconsideration of the dismissal with prejudice.

In October 2011, the European Commission announced that it opened an investigation concerning an agreement between Janssen-Cilag B.V. and Sandoz B.V. relating to the supply of fentanyl patches in The Netherlands. The investigation seeks to determine whether the agreement infringes European competition law.

In recent years, Johnson & Johnson has received numerous requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is Johnson & Johnson's policy to cooperate with these inquiries by producing the requested information.

GENERAL LITIGATION

Starting in July 2006, five lawsuits were filed in United States District Court for the District of New Jersey by various employers and employee benefit plans and funds seeking to recover amounts they paid for RISPERDAL® for plan participants. In general, Plaintiffs allege that Johnson & Johnson and certain of its pharmaceutical subsidiaries engaged in off-label marketing of RISPERDAL® in violation of the federal and New Jersey RICO statutes. In addition, Plaintiffs asserted various state law claims. All of the cases were consolidated into one case seeking class action status, but shortly thereafter, one action was voluntarily dismissed. In December 2008, the Court dismissed the actions of the four remaining plaintiffs. In April 2010, those plaintiffs filed a new consolidated class action against Johnson & Johnson and Janssen, L.P. (now Janssen Pharmaceuticals, Inc. (JPI)); and in March 2011, that action was dismissed. In April 2011, one of those plaintiffs filed a notice of appeal with the United States Court of Appeals for the Third Circuit. That appeal was dismissed in July 2011.

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

In April 2010, a putative class action lawsuit was filed in the United States District Court for the Northern District of California by representatives of nursing home residents or their estates against Johnson & Johnson, Omnicare, Inc. (Omnicare), and other unidentified companies or individuals. In February 2011, Plaintiffs filed a second amended complaint asserting that certain rebate agreements between Johnson & Johnson and Omnicare increased the amount of money spent on pharmaceuticals by the nursing home residents and violated the Sherman Act and the California Business & Professions Code. The second amended complaint also asserted a claim of unjust enrichment. Plaintiffs sought multiple forms of monetary and injunctive relief. Johnson & Johnson moved to dismiss the second amended complaint in March 2011. The Court granted the motion in its entirety in August 2011, dismissing all claims asserted by Plaintiffs. In October 2011, the Court dismissed the action with prejudice. The plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit in November 2011.  In February 2012, Plaintiffs stipulated to a voluntary dismissal of the matter, with prejudice.  Pursuant to the terms of the stipulation, the Ninth Circuit dismissed the case in its entirety in March 2012.

Starting in April 2010, a number of shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey against certain current and former directors and officers of Johnson & Johnson. Johnson & Johnson is named as a nominal defendant. These actions were consolidated in August 2010 into one lawsuit: In re Johnson & Johnson Derivative Litigation. An amended consolidated complaint was filed in December 2010. Additionally, in September 2010, another shareholder derivative lawsuit was filed by Michael Wolin in New Jersey Superior Court against certain current and former directors and officers of Johnson & Johnson. Johnson & Johnson is named as a nominal defendant in this action as well. The parties to this action have stipulated that it shall be stayed until the In re Johnson & Johnson Derivative Litigation is completely resolved.

These shareholder derivative actions are similar in their claims and collectively they assert a variety of alleged breaches of fiduciary duties, including, among other things, that the defendants allegedly engaged in, approved of, or failed to remedy or prevent defective medical devices, improper pharmaceutical rebates, improper off-label marketing of pharmaceutical and medical device products, violations of current good manufacturing practice regulations that resulted in product recalls, and that they failed to disclose the aforementioned alleged misconduct in the Company's filings under the Securities Exchange Act of 1934. Each complaint seeks a variety of relief, including monetary damages and corporate governance reforms. Johnson & Johnson moved to dismiss these actions on the grounds, inter alia, that the plaintiffs failed to make a demand upon the Board of Directors. In September 2011, In re Johnson & Johnson Derivative Litigation was dismissed without prejudice and with leave to file an amended complaint.

Johnson & Johnson filed a report in the In re Johnson & Johnson Derivative Litigation matter in July 2011, prepared by a Special Committee of the Board of Directors, which investigated the allegations contained in the derivative actions and in a number of shareholder demand letters that the Board received in 2010 raising similar issues. The Special Committee was assisted in its investigation by independent counsel. The Special Committee's report recommended: i) that Johnson & Johnson reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation and ii) that the Board of Directors create a new Regulatory and Compliance Committee charged with responsibility for monitoring and oversight of the Company's Health Care Compliance and Quality & Compliance systems and issues. Johnson & Johnson's Board of Directors unanimously adopted the Special Committee's recommendations, and in April 2012, the Board of Directors created the Regulatory, Compliance & Government Affairs Committee. In August 2011, two shareholders who had submitted shareholder demand letters in 2010 filed shareholder derivative lawsuits in the United States District Court for the District of New Jersey naming various current and former officers and directors as defendants and challenging the Board's rejection of their demands. In November 2011, the Court consolidated these two cases into Copeland v. Prince. Johnson & Johnson has secured an extension of time to respond to the complaint, and will, if necessary, move to terminate these lawsuits on the basis of the Board's decision to adopt the Special Committee's recommendations.

Two additional shareholder derivative lawsuits were filed in May 2011 in the United States District Court for the District of New Jersey, and two other shareholder derivative lawsuits were filed in New Jersey Superior Court in May 2011 and August 2011, all naming Johnson & Johnson's current directors as defendants and Johnson & Johnson as the nominal defendant. The complaints allege breaches of fiduciary duties related to the Company's compliance with the Foreign Corrupt Practices Act and participation in the United Nations Iraq Oil For Food Program, that the Company has suffered damages as a result of those alleged breaches, and that the defendants failed to disclose the alleged misconduct in the Company's filings under the Securities Exchange Act of 1934. Plaintiffs seek monetary damages, and the state court plaintiffs also seek corporate governance reforms. The federal lawsuits were consolidated in July 2011 into In re J&J FCPA Derivative Shareholder Litigation, and an amended consolidated complaint was filed in August 2011. In October 2011, Johnson & Johnson moved to dismiss the consolidated federal lawsuit on the grounds that the plaintiffs failed to make a demand upon the Board of Directors. The plaintiffs have secured an extension of time to respond to the motion. The state lawsuits were consolidated in November 2011 into In re J&J Shareholder Derivative Litigation, and a consolidated complaint was filed in December 2011. In January 2012, Johnson & Johnson moved to dismiss or stay the state lawsuits pending resolution of the federal lawsuit and moved to dismiss on the ground that the plaintiffs failed to make a demand on the Board of Directors. The parties are awaiting a decision on the motion to dismiss.

In September 2011, two additional shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey by Donovan Spamer and The George Leon Family Trust naming Johnson & Johnson's current directors and one former director as defendants and Johnson & Johnson as the nominal defendant. These lawsuits allege that the defendants breached their fiduciary duties in their decisions with respect to the compensation of the Chief Executive Officer during the period from 2008 through 2011, and that the defendants made misleading statements in Johnson & Johnson's annual proxy statements. Both of these lawsuits have been voluntarily dismissed without prejudice.

Starting in May 2010, multiple complaints seeking class action certification related to the McNeil recalls have been filed against McNeil Consumer Healthcare and certain affiliates, including Johnson & Johnson, in the United States District Court for the Eastern District of Pennsylvania, the Northern District of Illinois, the Central District of California, the Southern District of Ohio and the Eastern District of Missouri. These consumer complaints allege generally that purchasers of various McNeil medicines are owed monetary damages and penalties because they paid premium prices for defective medications rather than less expensive alternative medications. All but one complaint seeks certification of a nation-wide class of purchasers of these medicines, whereas one complaint, the Harvey case, seeks certification of a class of MOTRIN® IB purchasers in Missouri. In October 2010, the Judicial Panel on Multidistrict Litigation consolidated all of the consumer complaints, except for the Harvey case, which was consolidated in March 2011, into one lawsuit: In re: McNeil Consumer Healthcare, et al., Marketing and Sales Practices Litigation, for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. In January 2011, the plaintiffs in all of the cases except the Harvey case filed a Consolidated Amended Civil Consumer Class Action Complaint (CAC) naming additional parties and claims. In July 2011, the Court granted Johnson & Johnson's motion to dismiss the CAC without prejudice, but permitted the plaintiffs to file an amended complaint within thirty days of the dismissal order. In August 2011, the plaintiffs filed a Second Amended Civil Consumer Class Action Complaint (SAC). Johnson & Johnson moved to dismiss the SAC in September 2011. This second motion to dismiss is pending.

Separately, in September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the Canadian Civil Claim). The Canadian Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased various McNeil children's over-the-counter medicines during the period between September 20, 2001 and the present. The Canadian Civil Claim alleges that the defendants violated the Canadian Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that did not comply with Canadian Good Manufacturing Practices. The Canadian plaintiffs filed papers in support of class certification in April 2012.

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities were failing to maintain current good manufacturing practices, and that as a result, the price of Johnson & Johnson's stock has declined significantly. Plaintiff seeks to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, Johnson & Johnson's motion to dismiss was granted in part and denied in part. Plaintiff has moved the Court to reconsider part of the December 2011 ruling. Defendants filed answers to the remaining claims of the Amended Complaint in February 2012 and the case is proceeding to discovery.

In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed a lawsuit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. OMJ PR alleges that the Internal Revenue Service erroneously calculated OMJ PR's tax credits under Section 936 of the Tax Code. Discovery is ongoing.

In August 2011, an arbitration panel ruled that Mitsubishi Tanabe Pharma Corporation (Tanabe), Janssen Biotech, Inc.'s (JBI's) distributor of REMICADE® in Japan, could seek to modify the proportion of net sales revenue that Tanabe must remit to JBI in exchange for distribution rights and commercial supply of REMICADE® (the Supply Price). Tanabe commenced the arbitration against Centocor Ortho Biotech, Inc. (now JBI) in 2009 pursuant to the parties' distribution agreement, which grants Tanabe the right to distribute REMICADE® in Japan and certain other parts of Asia. JBI has counterclaimed for an increase in the Supply Price. A hearing was held in November 2011 to determine the appropriate split of revenue and the parties are awaiting a decision.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal first quarter of 2012, worldwide sales were $16.1 billion, a total decrease of 0.2%, including operational growth of 1.0% as compared to 2011 fiscal first quarter sales of $16.2 billion. Currency fluctuations had a negative impact of 1.2% for the fiscal first quarter of 2012.

Sales by U.S. companies were $7.2 billion in the fiscal first quarter of 2012, which represented a decrease of 5.1% as compared to the prior year. Sales by international companies were $8.9 billion, which represented a total increase of 4.1%, including an operational increase of 6.4%, and a negative currency impact of 2.3% as compared to the fiscal first quarter sales of 2011.

Sales by companies in Europe achieved growth of 0.3%, including operational growth of 4.5%, and a negative currency impact of 4.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 19.4%, including operational growth of 23.3%, and a negative currency impact of 3.9%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 2.2%, including operational growth of 1.2%, and a positive currency impact of 1.0%.

U.S. Health Care Reform

Under the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, beginning in 2011, companies that sold branded prescription drugs to specified U.S. Government programs paid an annual non-tax deductible fee based on an allocation of the company’s market share of total branded prescription drug sales from the prior year. The 2012 full year impact to selling, marketing and administrative expenses is estimated to be between $120 - $140 million. The 2011 full year impact to selling, marketing and administrative expenses was $140 million. Under the current law, beginning in 2013, the Company will be required to pay a tax deductible 2.3% excise tax imposed on the sale of certain medical devices. The 2013 tax is estimated to be between $200 - $250 million and will be recorded in selling, marketing and administrative expenses.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer

Consumer segment sales in the fiscal first quarter of 2012 were $3.6 billion, a decrease of 2.4% as compared to the same period a year ago, including an operational decline of 0.6% and a negative currency impact of 1.8%. U.S. Consumer segment sales declined by 2.2%. International Consumer segment sales declined by 2.5%, included operational growth of 0.4% and a negative currency impact of 2.9%.

Major Consumer Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 1, 2012	April 3, 2011	Total Change	Operations Change	Currency Change
OTC Pharm. & Nutritionals	$1,104	$1,129	(2.2)%	(0.3)%	(1.9)%
Skin Care	907	899	0.9	2.1	(1.2)
Baby Care	540	561	(3.7)	(1.4)	(2.3)
Women’s Health	409	459	(10.9)	(8.2)	(2.7)
Oral Care	387	391	(1.0)	0.7	(1.7)
Wound Care/Other	248	243	2.1	3.3	(1.2)
Total Consumer Sales	$3,595	$3,682	(2.4)%	(0.6)%	(1.8)%

The OTC Pharmaceuticals and Nutritionals franchise experienced an operational decline of 0.3% as compared to the prior year fiscal first quarter. Sales in the U.S. declined primarily due to supply constraints on certain products, partially offset by the return to the market of other key products, and the impact of the acquisition of full ownership rights to certain digestive health products. McNEIL-PPC, Inc. continues to operate under a consent decree signed with the U.S. Food and Drug Administration (FDA), which governs certain McNeil Consumer Healthcare manufacturing operations. McNeil continues to operate the manufacturing facilities in Las Piedras, Puerto Rico and Lancaster, Pennsylvania; however, production volumes from these facilities continue to be impacted by additional review and approval processes required under the consent decree. The Company expects this to continue throughout 2012 and most of 2013. The Fort Washington, Pennsylvania manufacturing site is not in operation at this time. The Company anticipates it will be ready for the FDA to begin its certification review process for this facility in late 2013. Regarding the products previously produced at the Fort Washington facility, McNeil continues to work on the re-siting of these products to other facilities. Sales growth outside the U.S. was due to the newly acquired products from J.B. Chemicals & Pharmaceuticals Limited, and the successful launch of new smoking cessation products.

The Skin Care franchise achieved operational growth of 2.1% as compared to the prior year, primarily attributable to increased sales of NEUTROGENA® in the U.S. due to the success of new product launches.

The Baby Care franchise experienced an operational decline of 1.4% as compared to the prior year, primarily due to lower sales of lotions and powders, partially offset by stronger sales of wipes.

The Women’s Health Franchise experienced an operational decline of 8.2% as compared to the prior year, primarily due to the impact of the divestiture of certain brands.

The Oral Care franchise achieved operational growth of 0.7% as compared to the prior year, primarily due to increased sales of LISTERINE® outside the U.S.

The Wound Care/Other franchise achieved operational growth of 3.3% as compared to the prior year, primarily due to new product launches.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2012 were $6.1 billion, a total increase of 1.2% as compared to the same period a year ago with an operational increase of 2.6% and a negative currency impact of 1.4%. U.S. Pharmaceutical sales decreased by 10.8% as compared to the same period a year ago while international Pharmaceutical sales achieved growth of 16.5%, including operational growth of 19.6%, and a negative currency impact of 3.1%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal First Quarters Ended*

(Dollars in Millions)	April 1, 2012	April 3, 2011	Total Change	Operations Change	Currency Change
Total Immunology	$1,895	$1,580	19.9%	20.5%	(0.6)%
REMICADE®	1,521	1,285	18.4	18.4	0.0
SIMPONI®	116	95	22.1	22.6	(0.5)
STELARA®	221	166	33.1	34.8	(1.7)
Other Immunology	37	34	8.8	10.7	(1.9)
Total Infectious Diseases	755	931	(18.9)	(17.0)	(1.9)
INTELENCE®	80	69	15.9	17.8	(1.9)
LEVAQUIN®/FLOXIN®	29	434	(93.3)	(93.2)	(0.1)
PREZISTA®	324	266	21.8	24.1	(2.3)
Other Infectious Diseases	322	162	98.8	**	(3.0)
Total Neuroscience	1,647	1,745	(5.6)	(4.3)	(1.3)
CONCERTA®/methylphenidate	308	362	(14.9)	(14.0)	(0.9)
INVEGA®	121	120	0.8	1.5	(0.7)
INVEGA® SUSTENNA®	161	65	**	**	—
RISPERDAL® CONSTA®	361	404	(10.6)	(8.7)	(1.9)
Other Neuroscience	696	794	(12.3)	(11.2)	(1.1)
Total Oncology	596	439	35.8	38.5	(2.7)
DOXIL®/CAELYX®	24	139	(82.7)	(82.1)	(0.6)
VELCADE®	353	280	26.1	29.3	(3.2)
ZYTIGA®	200	5	**	**	(1.9)
Other Oncology	19	15	26.7	29.7	(3.0)
Total Other	1,240	1,364	(9.1)	(7.9)	(1.2)
ACIPHEX®/PARIET®	222	239	(7.1)	(5.4)	(1.7)
PROCRIT®/EPREX®	376	397	(5.3)	(3.8)	(1.5)
Other	642	728	(11.8)	(11.0)	(0.8)
Total Pharmaceutical Sales	$6,133	$6,059	1.2%	2.6%	(1.4)%

* Prior year amounts have been reclassified to conform to current year presentation.
** Percentage greater than 100%

Immunology products achieved strong operational sales growth of 20.5% as compared to the same period a year ago. This growth was primarily due to sales of REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases. A significant increase in sales was driven by the impact of the agreement with Merck & Co., Inc. (Merck), which included distribution rights to REMICADE® and SIMPONI® (golimumab) whereby, effective July 1, 2011, certain territories were relinquished to the Company. On July 1, 2011, the Company began to record sales of product, previously recorded by Merck, from certain territories, including Canada, Brazil, Australia and Mexico, which were previously supplied by Merck. Additional contributors to the increase were sales of STELARA® (ustekinumab) and SIMPONI® (golimumab).

Infectious disease products experienced an operational decline of 17.0% as compared to the same period a year ago. The decline was due to lower sales of LEVAQUIN®(levofloxacin)/FLOXIN® (ofloxacin), an anti-infective, due to the loss of market exclusivity in the U.S. in June 2011. The decline was partially offset by sales of PREZISTA® (darunavir), a protease inhibitor for the treatment of HIV, attributable to market share growth; sales of vaccines related to the Crucell acquisition; and INCIVO® (telaprevir), a product for Hepatitis C.

Neuroscience products experienced an operational decline of 4.3% as compared to the same period a year ago primarily attibutable to lower sales of CONCERTA®/methylphenidate, RISPERDAL®(risperidone) and TOPAMAX®(topiramate), due to continued generic competition. The U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® became effective May 1, 2011. Sales outside the U.S of RISPERDAL® CONSTA®(risperidone), the long-acting injectable antipsychotic decreased, reflecting the launch of INVEGA® SUSTENNA™(paliperidone palmitate), known as XEPLION® in Europe. Total sales of the Company's long-acting injectables, including RISPERDAL® CONSTA® and INVEGA® SUSTENNA™ (paliperidone palmitate), increased by double digits versus a year ago due to an increase in combined market share.

Oncology products achieved strong operational sales growth of 38.5% as compared to the same period a year ago. This growth was primarily due to sales of ZYTIGA®(abiraterone acetate), a product to treat chemo refractory metastatic castrate resistant prostate cancer and VELCADE® (bortezomib), a product for the treatment for multiple myeloma, for which the Company has commercial rights in markets outside the U.S. This growth was partially offset by lower sales of DOXIL®(doxorubicin HCI liposome injection)/CAELYX®(pegylated liposomal doxorubicin hydrochloride), due to supply restraints from the Company's third-party manufacturer.

In the fiscal first quarter of 2012, Other Pharmaceutical sales experienced an operational decline of 7.9% as compared to the prior year fiscal first quarter primarily due to divestitures and lower sales of ACIPHEX®/PARIET®(rabeprazole sodium) and EPREX® (Epoetin alfa) due to continued generic competition.

Medical Devices and Diagnostics

Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2012 were $6.4 billion, a decrease of 0.3% as compared to the same period a year ago, including operational growth of 0.5% and a negative currency impact of 0.8%. U.S. Medical Devices and Diagnostics sales increased 0.2%. The international Medical Devices and Diagnostics sales decrease of 0.7% included operational growth of 0.7% and a negative currency impact of 1.4%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal First Quarters Ended*

(Dollars in Millions)	April 1, 2012	April 3, 2011	Total Change	Operations Change	Currency Change
General Surgery	$1,625	$1,621	0.2%	1.4%	(1.2)%
Orthopaedics	1,493	1,503	(0.7)	0.0	(0.7)
Vision Care	757	722	4.8	4.5	0.3
Diabetes Care	670	637	5.2	6.6	(1.4)
Specialty Surgery	628	577	8.8	9.9	(1.1)
Diagnostics	512	521	(1.7)	(1.1)	(0.6)
Cardiovascular Care	482	635	(24.1)	(23.5)	(0.6)
Infection Prevention/Other	244	216	13.0	13.4	(0.4)
Total Medical Devices and Diagnostics Sales	$6,411	$6,432	(0.3)%	0.5%	(0.8)%

* Prior year amounts have been reclassified to conform to current year presentation.

The General Surgery franchise achieved operational growth of 1.4% as compared to the prior year fiscal first quarter. Growth was attributable to new product launches, including SECURESTRAP™ and ECHELON FLEX™ powered ENDOPATH® Stapler, partially offset by lower sales of mechanical products.

The Orthopaedics franchise was flat on an operational basis as compared to the same period a year ago. Sales were impacted by the divestiture of the Surgical Instruments Business of Codman & Shurtleff, Inc. in the fiscal fourth quarter of 2011 and continued pricing pressure partially offset by positive mix. Growth outside the U.S. was primarily attributable to growth in Asia.

The Vision Care franchise achieved operational sales growth of 4.5% as compared to the prior year fiscal first quarter. The growth was driven by daily lenses and astigmatism lenses.

The Diabetes Care franchise achieved operational sales growth of 6.6% as compared to the prior year fiscal first quarter. The growth was primarily due to new product launches.

The Specialty Surgery franchise achieved operational growth of 9.9% as compared to the prior year fiscal first quarter. Sales of newly acquired products from SterilMed, biosurgery products and new product launches were contributors to the growth.

The Diagnostics franchise experienced an operational sales decline of 1.1% as compared to the prior year. The decline was primarily due to lower sales in donor screening in the U.S. partially offset by growth of the VITROS® products outside the U.S.

The Cardiovascular Care franchise experienced an operational sales decline of 23.5% as compared to the prior year fiscal first quarter. Sales were impacted by the Company’s decision to exit the drug-eluting stent market in the second quarter of 2011, and lower sales of endovascular products. Sales for drug-eluting stents were approximately 2% and 18% of the total Cardiovascular Care franchise sales in the fiscal first quarters of 2012 and 2011, respectively. The decline in sales was partially offset by strong growth in Biosense Webster, the Company’s electrophysiology business.

The Infection Prevention/Other franchise achieved operational sales growth of 13.4% as compared to the prior year fiscal first quarter. The growth was primarily attributable to increased market share.

Cost of Products Sold and Selling, Marketing and Administrative Expenses

Consolidated costs of products sold for the fiscal first quarter of 2012 increased to 30.4% from 29.5% of sales as compared to the same period a year ago, primarily due to ongoing remediation costs in the Consumer OTC business, and unfavorable mix, including the impact of the Crucell business.

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2012 decreased to 31.1% from 31.3% of sales as compared to the same period a year ago, primarily due to cost containment initiatives across many of the businesses.

Research & Development Expense

Research & development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research & development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the fiscal first quarter of 2012 were $1.6 billion which was a decrease of 5.4% in spending as compared to the prior year fiscal first quarter. The decrease was primarily due to the discontinuation of the clinical development program for the NEVO™ Sirolimus-Eluting Coronary Stent and timing of milestone payments in the Pharmaceutical business.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal first quarter of 2012, was favorable by $0.6 billion as compared to the same period a year ago. The fiscal first quarter of 2012 included a gain related to the divestiture of BYSTOLIC®(nebivolol), and a currency gain on the holding of Swiss Francs in anticipation of the planned acquisition of Synthes, Inc. partially offset by costs associated with the acquisition. The fiscal first quarter of 2011 included $0.3 billion of litigation expense and DePuy ASR™ Hip recall costs partially offset by the gain related to the Company's earlier investment in Crucell.

OPERATING PROFIT BY SEGMENT

Consumer Segment

Operating profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2012 was 12.9% versus 15.6% for the same period a year ago. The primary drivers of the decline in the operating profit margin for the fiscal first quarter were unfavorable product mix and remediation costs associated with the recall of certain OTC products.

Pharmaceutical Segment

Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2012 was 42.2% versus 36.5% for the same period a year ago. The primary drivers of the increase in the operating profit margin for the fiscal first quarter were the gain on the divestiture of BYSTOLIC® and lower manufacturing costs partially offset by unfavorable mix including the impact of the Crucell acquisition and the loss of market exclusivity for LEVAQUIN®. The fiscal first quarter of 2011 was negatively impacted by litigation expense partially offset by the gain related to the Company's earlier investment in Crucell.

Medical Devices and Diagnostics Segment

Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal first quarter of 2012 was 32.5% versus 30.2% for the same period a year ago. The primary drivers of the increase in the operating profit margin for the fiscal first quarter were cost containment initiatives partially offset by costs associated with the planned acquisition of Synthes, Inc. The fiscal first quarter of 2011 was negatively impacted by litigation expense and DePuy ASR™ Hip recall costs.

Interest (Income) Expense

Interest income decreased in the fiscal first quarter of 2012 as compared to the same period a year ago, due to lower rates of interest earned despite higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $33.8 billion at the end of the fiscal first quarter of 2012. This is an increase of $6.9 billion from the same period a year ago. The increase was primarily due to cash generated from operating activities and net cash proceeds from divestitures.

Interest expense increased in the fiscal first quarter of 2012 as compared to the same period a year ago due to a higher average debt balance. At the end of the fiscal first quarter of 2012, the Company’s debt position was $19.4 billion compared to $17.8 billion from the same period a year ago. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the debt were used for general corporate purposes.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal first quarters of 2012 and 2011 were 22.5% and 22.9%, respectively. The lower effective tax rate in 2012 as compared to 2011 was due primarily to a lower tax rate on the currency adjustment gain associated with the planned acquisition of Synthes, Inc.

As of April 1, 2012, the Company had approximately $2.7 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $30.3 billion at the end of the fiscal first quarter of 2012 as compared with $24.5 billion at the fiscal year end of 2011. The primary sources of cash that contributed to the $5.8 billion increase were approximately $2.8 billion generated from operating activities and $4.1 billion net cash from investing activities partially offset by $1.2 billion used by financing activities.

Cash flow from operations of $2.8 billion was the result of $3.9 billion of net earnings and $1.6 billion of non cash charges primarily related to depreciation and amortization, stock based compensation, and deferred tax provision reduced by $2.7 billion related to changes in assets and liabilities, net of effects from acquisitions.

Cash flow from investing activities of $4.1 billion was primarily due to net sales of investments in marketable securities of $4.2 billion and $0.4 billion of proceeds from the disposal of assets partially offset by $0.5 billion used for additions to property, plant and equipment.

Financing activities use of $1.2 billion was primarily for dividends to shareholders of $1.6 billion and net retirement of short and long-term debt of $0.3 billion partially offset by $0.8 billion of net proceeds from stock options exercised/excess tax benefits.

In the fiscal first quarter of 2012, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends

On January 3, 2012, the Board of Directors declared a regular cash dividend of $0.57 per share that was paid on March 13, 2012 to shareholders of record as of February 28, 2012.

On April 26, 2012, the Board of Directors declared a regular cash dividend of $0.61 per share, payable on June 12, 2012 to shareholders of record as of May 29, 2012. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Recent economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.5 billion as of April 1, 2012 and approximately $2.4 billion as of January 1, 2012. Approximately $1.5 billion as of April 1, 2012 and approximately $1.4 billion as of January 1, 2012 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers were approximately $1.0 billion at April 1, 2012 and January 1, 2012. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers, monitor the economic situation and take appropriate actions as necessary.
OTHER INFORMATION

New Accounting Standards

During the fiscal first quarter of 2012, the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments issued related to goodwill impairment testing. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. For the Consolidated Statements of Comprehensive Income see page 5.

During the fiscal first quarter of 2012, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments result in convergence of fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This guidance became effective prospectively for the interim periods and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

Economic and Market Factors

Johnson & Johnson is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care. Johnson & Johnson has a long-standing policy of pricing products responsibly. For the period 2001 through 2011 in the United States, the weighted average compound annual growth rate of Johnson & Johnson price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

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

Changes in the behavior and spending patterns of consumers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, as a result of a prolonged global economic downturn, will continue to impact the Company’s businesses.

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

Risks and uncertainties include, but are not limited to, general industry conditions and competition; economic factors, such as interest rate and currency exchange rate fluctuations; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; significant litigation adverse to the Company; impact of business combinations; financial distress and bankruptcies experienced by significant customers and suppliers; changes to governmental laws and regulations and U.S. and foreign health care reforms; trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; changes in behavior and spending patterns of purchasers of health care products and services; financial instability of international economies and sovereign risk; disruptions due to natural disasters; manufacturing difficulties or delays; product efficacy or safety concerns resulting in product recalls or regulatory action.

The Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 contains, as an Exhibit, a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Item 4 — CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Alex Gorsky, Chief Executive Officer, and Dominic J. Caruso, Vice President, Finance and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Gorsky and Caruso concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2012. Common Stock purchases on the open market were made for the Company's compensation programs.

	Total Number of Shares Purchased	Average Price Paid per Share
Fiscal Month
January 2, 2012 through January 29, 2012	251,491	$65.04
January 30, 2012 through February 26, 2012	188,471	$64.62
February 27, 2012 through April 1, 2012	602,165	$64.63
Total	1,042,127

Item 6 — EXHIBITS

Exhibit 10.1 Compensation Arrangements for the Chairman of the Board of Directors

Exhibit 10.2 Stock Option Certificate

Exhibit 10.3 Restricted Share Unit Certificate

Exhibit 10.4 Performance Share Unit Certificate

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii)consolidated statements of comprehensive income (iv)consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 7, 2012	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2012	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)