Form 10-Q
period 2012-07-01
JOHNSON & JOHNSON
filed 2012-08-02
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On July 27, 2012 2,757,041,143 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,042	$24,542
Marketable securities	2,873	7,719
Accounts receivable, trade, less allowances for doubtful accounts $434 (2011, $361)	10,992	10,581
Inventories (Note 2)	7,697	6,285
Deferred taxes on income	3,117	2,556
Prepaid expenses and other receivables	2,894	2,633
Total current assets	41,615	54,316
Property, plant and equipment at cost	33,297	31,829
Less: accumulated depreciation	(17,675)	(17,090)
Property, plant and equipment, net	15,622	14,739
Intangible assets, net (Note 3)	29,199	18,138
Goodwill, net (Note 3)	21,412	16,138
Deferred taxes on income	4,011	6,540
Other assets	3,891	3,773
Total assets	$115,750	$113,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$6,040	$6,658
Accounts payable	5,145	5,725
Accrued liabilities	6,533	4,608
Accrued rebates, returns and promotions	2,960	2,637
Accrued compensation and employee related obligations	1,911	2,329
Accrued taxes on income	1,259	854
Total current liabilities	23,848	22,811
Long-term debt (Note 4)	11,525	12,969
Deferred taxes on income	2,276	1,800
Employee related obligations	8,180	8,353
Other liabilities	9,487	10,631
Total liabilities	55,316	56,564
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	$3,120
Accumulated other comprehensive income (loss) (Note 7)	(6,204)	(5,632)
Retained earnings	83,530	81,251
Less: common stock held in treasury, at cost (369,284,000 and 395,480,000 shares)	20,012	21,659
Total shareholders’ equity	60,434	57,080
Total liabilities and shareholders' equity	$115,750	$113,644
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	July 1, 2012	Percent to Sales	July 3, 2011	Percent to Sales
Sales to customers (Note 9)	$16,475	100.0%	$16,597	100.0%
Cost of products sold	5,143	31.2	5,172	31.2
Gross profit	11,332	68.8	11,425	68.8
Selling, marketing and administrative expenses	4,965	30.1	5,215	31.4
Research and development expense	1,766	10.7	1,882	11.3
In-process research and development	429	2.6	—	—
Interest income	(14)	(0.1)	(18)	(0.1)
Interest expense, net of portion capitalized	143	0.9	129	0.8
Other (income) expense, net	2,008	12.2	206	1.3
Restructuring expense	—	—	589	3.5
Earnings before provision for taxes on income	2,035	12.4	3,422	20.6
Provision for taxes on income (Note 5)	627	3.9	646	3.9
NET EARNINGS	$1,408	8.5%	$2,776	16.7%
NET EARNINGS PER SHARE (Note 8)
Basic	$0.51		$1.01
Diluted	$0.50		$1.00
CASH DIVIDENDS PER SHARE	$0.61		$0.57
AVG. SHARES OUTSTANDING
Basic	2,747.4		2,740.5
Diluted	2,798.2		2,781.3
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited; Dollars & Shares in Millions Except Per Share Amounts)
	Fiscal Six Months Ended
	July 1, 2012	Percent to Sales	July 3, 2011	Percent to Sales
Sales to customers (Note 9)	$32,614	100.0%	$32,770	100.0%
Cost of products sold	10,058	30.8	9,950	30.4
Gross profit	22,556	69.2	22,820	69.6
Selling, marketing and administrative expenses	9,980	30.6	10,271	31.3
Research and development expense	3,411	10.5	3,620	11.0
In-process research and development	429	1.3	—	—
Interest income	(31)	(0.1)	(39)	(0.1)
Interest expense, net of portion capitalized	290	0.9	254	0.8
Other (income) expense, net	1,397	4.3	193	0.6
Restructuring expense	—	—	589	1.8
Earnings before provision for taxes on income	7,080	21.7	7,932	24.2
Provision for taxes on income (Note 5)	1,762	5.4	1,680	5.1
NET EARNINGS	$5,318	16.3%	$6,252	19.1%
NET EARNINGS PER SHARE (Note 8)
Basic	$1.94		$2.28
Diluted	$1.91		$2.25
CASH DIVIDENDS PER SHARE	$1.18		$1.11
AVG. SHARES OUTSTANDING
Basic	2,741.7		2,739.6
Diluted	2,792.4		2,778.1

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net Earnings	$1,408	$2,776	5,318	6,252

Other Comprehensive Income (Loss), net of tax
Foreign currency translation	(1,619)	414	(796)	1,787

Securities:
Unrealized holding gain (loss) arising during period	(38)	322	69	435
Reclassifications adjustment for gains included in earnings	—	(4)	(1)	(139)
Net change	(38)	318	68	296

Employee benefit plans:
Prior service cost amortization during period	—	1	1	2
Gain (loss) amortization during period	95	55	188	126
Net change	95	56	189	128

Derivatives & hedges:
Unrealized gain (loss) arising during period	(111)	2	(85)	12
Reclassifications to earnings	9	40	52	118
Net change	(102)	42	(33)	130

Other Comprehensive Income (Loss)	(1,664)	830	(572)	2,341

Comprehensive Income (Loss)	$(256)	$3,606	$4,746	8,593

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarters were as follows for 2012 and 2011 respectively: Securities; $20 million and $171 million, Employee Benefits; $49 million and $30 million, Derivatives & Hedges; $55 million and $22 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2012 and 2011 respectively: Securities; $37 million and $159 million, Employee Benefits; $98 million and $69 million, Derivatives & Hedges; $18 million and $70 million.

Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 1, 2012	July 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,318	$6,252
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,625	1,532
Stock based compensation	369	339
Intangible asset write-downs	1,368	160
Deferred tax provision	(511)	(504)
Accounts receivable allowances	83	(33)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease/(Increase) in accounts receivable	155	(576)
Increase in inventories	(618)	(620)
Increase/(Decrease) in accounts payable and accrued liabilities	899	(444)
Increase in other current and non-current assets	(29)	(1,080)
(Decrease)/Increase in other current and non-current liabilities	(1,136)	1,199

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,523	6,225

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,100)	(1,054)
Proceeds from the disposal of assets	690	143
Acquisitions, net of cash acquired	(17,659)	(2,049)
Purchases of investments	(5,211)	(16,820)
Sales of investments	9,883	10,582
Other	(8)	(62)

NET CASH USED BY INVESTING ACTIVITIES	(13,405)	(9,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,241)	(3,043)
Repurchase of common stock	(12,919)	(929)
Reissuance of common stock	12,852	—
Proceeds from short-term debt	2,518	3,586
Retirement of short-term debt	(4,780)	(6,194)
Proceeds from long-term debt	6	4,404
Retirement of long-term debt	(10)	(5)
Proceeds from the exercise of stock options/excess tax benefits	1,148	717
Other	(160)	—

NET CASH USED BY FINANCING ACTIVITIES	(4,586)	(1,464)

Effect of exchange rate changes on cash and cash equivalents	(32)	118
Decrease in cash and cash equivalents	(10,500)	(4,381)
Cash and Cash equivalents, beginning of period	24,542	19,355
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,042	$14,974
Acquisitions
Fair value of assets acquired	$18,868	$2,248
Fair value of liabilities assumed and non-controlling interests	(1,209)	(199)
Net cash paid for acquisitions	$17,659	$2,049
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

In July 2012, the Financial Accounting Standards Board (FASB) issued guidance and amendments related to testing indefinite lived intangible assets for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to determine the fair value. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This update will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. This adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB guidance and amendments issued related to goodwill impairment testing. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. For the Consolidated Statements of Comprehensive Income see page 6.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	July 1, 2012	January 1, 2012
Raw materials and supplies	$1,300	1,206
Goods in process	1,934	1,637
Finished goods	4,463	3,442
Total inventories	$7,697	6,285

Inventories increased by approximately $0.9 billion related to the Synthes acquisition. See Note 10 to the Consolidated Financial Statements.

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2011. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted, as was the case for certain indefinite lived intangible assets in the fiscal second quarter of 2012.

(Dollars in Millions)	July 1, 2012	January 1, 2012
Intangible assets with definite lives:
Patents and trademarks — gross	$8,778	7,947
Less accumulated amortization	3,196	2,976
Patents and trademarks — net	5,582	4,971
Customer relationships and other intangibles — gross	18,227	8,716
Less accumulated amortization	3,560	3,432
Customer relationships and other intangibles — net	14,667	5,284
Intangible assets with indefinite lives:
Trademarks	7,356	6,034
Purchased in-process research and development	1,594	1,849
Total intangible assets with indefinite lives	8,950	7,883
Total intangible assets — net	$29,199	18,138

Goodwill as of July 1, 2012 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at January 1, 2012	$8,298	1,721	6,119	16,138
Acquisitions	—	48	5,397	5,445
Currency translation/Other	(119)	(27)	(25)	(171)
Goodwill, net as of July 1, 2012	$8,179	1,742	11,491	21,412

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 23 years, respectively. The amortization expense of amortizable intangible assets for the fiscal six months ended July 1, 2012 was $488 million, and the estimated amortization expense for the five succeeding years approximates $1,340 million, before tax, per year. Amortization expense is included in cost of products sold.

Intangible assets and goodwill increased by $12.9 billion and $5.4 billion respectively, related to the Synthes acquisition. The increase in intangible assets was partially offset by $0.9 billion in intangible asset write-downs and a $0.4 billion impairment of purchased in-process research and development. See Note 10 to the Consolidated Financial Statements for additional details on Synthes.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third-party purchases of raw materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of July 1, 2012, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $22.7 billion and $2.8 billion, respectively.

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

As of July 1, 2012, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $201 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal second quarters in 2012 and 2011:

	Gain/ (Loss) recognized in Accumulated OCI(1)		Gain/(Loss) reclassified from Accumulated OCI into income(1)		Gain/ (Loss) recognized in Other income/expense(2)
	Fiscal Second Quarters Ended
(Dollars in Millions)	2012	2011	2012	2011	2012	2011
Cash Flow Hedges by Income Statement Caption
Sales to customers(A)	$(42)	—	(10)	—	(1)	—
Cost of products sold(A)	(97)	12	(13)	(44)	1	6
Research and development expense(A)	30	28	11	18	—	(2)
Interest (income)/Interest expense, net(B)	(41)	(31)	(6)	(16)	—	—
Other (income)expense, net(A)	39	(7)	9	2	(1)	—
Total	$(111)	2	(9)	(40)	(1)	4

The following table is a summary of the activity related to derivatives designated as hedges for the first fiscal six months in 2012 and 2011:

	Gain/ (Loss) recognized in Accumulated OCI(1)		Gain/ (Loss) reclassified from Accumulated OCI into income(1)		Gain/ (Loss) recognized in other income/expense(2)
	Fiscal Six Months Ended
(Dollars in Millions)	2012	2011	2012	2011	2012	2011
Cash Flow Hedges by Income Statement Caption
Sales to customers(A)	$(14)	27	(30)	(10)	—	(2)
Cost of products sold(A)	(39)	92	(34)	(106)	—	3
Research and development expense(A)	11	(8)	13	19	—	(2)
Interest (income)/Interest expense, net(B)	(42)	(40)	(9)	(18)	—	—
Other (income)expense, net(A)	(1)	(59)	8	(3)	(1)	2
Total	$(85)	12	(52)	(118)	(1)	1

All amounts shown in the tables above are net of tax.
(1) Effective portion
(2) Ineffective portion
(A) Foreign exchange contracts
(B) Cross currency interest rate swaps

For the fiscal second quarters ended July 1, 2012 and July 3, 2011, a loss of $17 million and a loss of $7 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

For the first fiscal six months ended July 1, 2012 and July 3, 2011, a loss of $26 million and a gain of $8 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of July 1, 2012 and January 1, 2012 were as follows:

	July 1, 2012				January 1, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	$—	449	—	449	442
Cross currency interest rate swaps(2)	—	17	—	17	15
Total	—	466	—	466	457
Liabilities:
Foreign exchange contracts	—	403	—	403	452
Cross currency interest rate swaps(3)	—	699	—	699	594
Total	—	1,102	—	1,102	1,046
Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	22	—	22	29
Swiss Franc Option*	—	—	—	—	17
Total	—	22	—	22	46
Liabilities:
Foreign exchange contracts	—	41	—	41	34
Other Investments(4)	$1,675	—	—	1,675	1,563

*    Currency option related to the acquisition of Synthes, Inc., which expired in January 2012.

(1)	As of January 1, 2012, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,563 million which are classified as Level 1.

(2)	Includes $14 million and $15 million of non-current assets for July 1, 2012 and January 1, 2012, respectively.

(3)	Includes $699 million and $594 million of non-current liabilities for July 1, 2012 and January 1, 2012, respectively.

(4)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of July 1, 2012:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$3,459	3,459
Government securities and obligations	10,857	10,857
Corporate debt securities	529	529
Money market funds	1,620	1,620
Time deposits	450	450
Total cash, cash equivalents and current marketable securities	$16,915	16,915

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.
Financial Liabilities

Current Debt	$6,040	6,040
Non-Current Debt
3 month LIBOR+0.09% FRN due 2014	750	750
1.20% Notes due 2014	999	1,014
2.15% Notes due 2016	898	950
5.55% Debentures due 2017	1,000	1,223
5.15% Debentures due 2018	898	1,091
4.75% Notes due 2019 (1B Euro 1.2434)	1,237	1,475
3% Zero Coupon Convertible Subordinated Debentures due in 2020	203	194
2.95% Debentures due 2020	541	576
3.55% Notes due 2021	446	503
6.73% Debentures due 2023	250	345
5.50% Notes due 2024 (500 GBP 1.5539)	772	993
6.95% Notes due 2029	294	436
4.95% Debentures due 2033	500	597
5.95% Notes due 2037	995	1,391
5.85% Debentures due 2038	700	958
4.50% Debentures due 2040	539	631
4.85% Notes due 2041	298	370
Other	205	202
Total Non-Current Debt	$11,525	13,699

The weighted average effective rate on non-current debt is 4.33%.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal six months of 2012 and 2011 were 24.9% and 21.2%, respectively. The higher effective tax rate in 2012 as compared to 2011 was primarily due to lower tax rates associated with the Synthes integration and transaction costs and litigation accruals which added 2.8 points to the effective tax rate. The expiration of the Research and Development tax credit at year end 2011 increased the 2012 tax rate by 0.6 points.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2012 and 2011 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Second Quarters Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$168	144	45	37
Interest cost	219	214	41	46
Expected return on plan assets	(308)	(277)	(1)	(1)
Amortization of prior service cost/(credit)	—	1	(1)	—
Amortization of net transition obligation	—	1	—	—
Recognized actuarial losses	124	98	20	12
Curtailments and settlements	—	—	—	—
Net periodic benefit cost	$203	181	104	94

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2012 and 2011 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$329	287	89	74
Interest cost	441	427	82	94
Expected return on plan assets	(620)	(555)	(2)	(1)
Amortization of prior service cost/(credit)	2	4	(2)	(1)
Amortization of net transition obligation	—	1	—	—
Recognized actuarial losses	248	194	38	23
Curtailments and settlements	(1)	—	—	—
Net periodic benefit cost	$399	358	205	189

Company Contributions

For the fiscal six months ended July 1, 2012, the Company contributed $142 million and $17 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the components of accumulated other comprehensive income:

	Foreign	Securities	Employee	Derivatives	Total Accumulated
Gains/(Losses)	Currency	Available	Benefit	&	Other Comprehensive
(Dollars in Millions)	Translation	For Sale	Plans	Hedges	Income/(Loss)
January 1, 2012	$(1,526)	448	(4,386)	(168)	(5,632)
Net change	(796)	68	189	(33)	(572)
July 1, 2012	$(2,322)	516	(4,197)	(201)	(6,204)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries. For additional details on comprehensive income see the Consolidated Statements of Comprehensive Income.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended July 1, 2012 and July 3, 2011:

	Fiscal Second Quarters Ended
(Shares in Millions)	July 1, 2012	July 3, 2011
Basic net earnings per share	$0.51	$1.01
Average shares outstanding — basic	2,747.4	2,740.5
Potential shares exercisable under stock option plans	138.1	168.9
Less: shares which could be repurchased under treasury stock method	(104.1)	(131.7)
Convertible debt shares	3.6	3.6
Accelerated share repurchase program	13.2	—
Average shares outstanding — diluted	2,798.2	2,781.3
Diluted earnings per share	$0.50	$1.00

The diluted earnings per share calculation for both fiscal second quarters ended July 1, 2012 and July 3, 2011 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal second quarter ended July 1, 2012 included the dilutive effect of 13.2 million shares related to the accelerated share repurchase program, associated with the Synthes, Inc. acquisition. See Note10 to the Consolidated Financial Statements for additional details. A $1 increase/decrease in the volume weighted average share price would impact this estimate by approximately 2.8 million shares.

The diluted earnings per share calculation for the fiscal second quarters ended July 1, 2012 and July 3, 2011, excluded 57 million and 51 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the first fiscal six months ended July 1, 2012 and July 3, 2011:

	Fiscal Six Months Ended
(Shares in Millions)	July 1, 2012	July 3, 2011
Basic net earnings per share	$1.94	$2.28
Average shares outstanding — basic	2,741.7	2,739.6
Potential shares exercisable under stock option plans	138.0	168.8
Less: shares which could be repurchased under treasury stock method	(104.1)	(133.9)
Convertible debt shares	3.6	3.6
Accelerated share repurchase program	13.2	—
Average shares outstanding — diluted	2,792.4	2,778.1
Diluted earnings per share	$1.91	$2.25

The diluted earnings per share calculation for both the first fiscal six months ended July 1, 2012 and July 3, 2011 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the first fiscal six months ended July 1, 2012 included the dilutive effect of 13.2 million shares related to the accelerated share repurchase program, associated with the Synthes, Inc. acquisition. See Note10 to the Consolidated Financial Statements for additional details. A $1 increase/decrease in the volume weighted average share price would impact this estimate by approximately 2.8 million shares.

The diluted earnings per share calculation for the first fiscal six months ended July 1, 2012 and July 3, 2011, excluded 57 million and 52 million shares, respectively, related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change

Consumer
United States	$1,313	$1,339	(1.9)%
International	2,306	2,454	(6.0)
Total	3,619	3,793	(4.6)
Pharmaceutical
United States	3,094	3,239	(4.5)
International	3,197	2,994	6.8
Total	6,291	6,233	0.9
Medical Devices & Diagnostics
United States	2,953	2,869	2.9
International	3,612	3,702	(2.4)
Total	6,565	6,571	(0.1)
Worldwide
United States	7,360	7,447	(1.2)
International	9,115	9,150	(0.4)
Total	$16,475	$16,597	(0.7)%

	Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change

Consumer
United States	$2,629	$2,684	(2.0)%
International	4,585	4,791	(4.3)
Total	7,214	7,475	(3.5)
Pharmaceutical
United States	6,120	6,630	(7.7)
International	6,304	5,662	11.3
Total	12,424	12,292	1.1
Medical Devices & Diagnostics
United States	5,830	5,741	1.6
International	7,146	7,262	(1.6)
Total	12,976	13,003	(0.2)
Worldwide
United States	14,579	15,055	(3.2)
International	18,035	17,715	1.8
Total	$32,614	$32,770	(0.5)%

OPERATING PROFIT BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change
Consumer (1)	$267	$549	(51.4)%
Pharmaceutical (2)	515	1,714	(70.0)
Medical Devices & Diagnostics(3)	1,875	1,275	47.1
Segments operating profit	2,657	3,538	(24.9)
Expense not allocated to segments(4)	(622)	(116)
Worldwide income before taxes	$2,035	$3,422	(40.5)%

	Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change
Consumer (1)	$729	$1,122	(35.0)%
Pharmaceutical (2)	3,106	3,923	(20.8)
Medical Devices & Diagnostics (3)	3,953	3,219	22.8
Segments operating profit	7,788	8,264	(5.8)
Expense not allocated to segments (4)	(708)	(332)
Worldwide income before taxes	$7,080	$7,932	(10.7)%

(1) Includes intangible asset write-downs of $294 million recorded in the fiscal second quarter and the first fiscal six months of 2012.
(2) Includes litigation expense of $658 million, intangible asset write-downs of $499 million and in-process research and development charges of $429 million recorded in the fiscal second quarter and the first fiscal six months of 2012. Includes litigation expense of $290 million and $540 million recorded in the fiscal second quarter and the first fiscal six months of 2011, respectively.
(3) Includes Synthes integration/transaction costs of $192 million and $223 million recorded in the fiscal second quarter and the first fiscal six months of 2012, respectively. Includes intangible asset write-downs of $146 million recorded in the fiscal second quarter and the first fiscal six months of 2012. Includes restructuring expense of $676 million recorded in the fiscal second quarter and the first fiscal six months of 2011. Includes litigation expense of $25 million and ASRTM Hip related costs of $102 million recorded in the fiscal second quarter of 2011. Includes litigation expense of $36 million and ASRTM Hip related costs of $187 million recorded in the first fiscal six months of 2011.
(4) Amounts not allocated to segments include interest income/(expense), non-controlling interests and general corporate income/expense. Includes currency losses related to the Synthes acquisition of $382 million and $234 million recorded in the fiscal second quarter and the first fiscal six months of 2012, respectively, and litigation expense of $11 million recorded in the fiscal second quarter and the first fiscal six months of 2012, respectively. Includes a currency gain of $102 million related to the Synthes acquisition recorded in the fiscal second quarter and the first fiscal six months of 2011.

SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarters Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change
United States	$7,360	$7,447	(1.2)%
Europe	4,165	4,543	(8.3)
Western Hemisphere, excluding U.S.	1,728	1,543	12.0
Asia-Pacific, Africa	3,222	3,064	5.2
Total	$16,475	$16,597	(0.7)%

	Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2012	July 3, 2011	Percent Change
United States	$14,579	$15,055	(3.2)%
Europe	8,359	8,726	(4.2)
Western Hemisphere, excluding U.S.	3,442	2,979	15.5
Asia-Pacific, Africa	6,234	6,010	3.7
Total	$32,614	$32,770	(0.5)%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

On June 14, 2012, the Company completed the acquisition of Synthes, Inc., a global developer and manufacturer of orthopaedics devices, for a purchase price of $20.2 billion in cash and stock. The net acquisition cost of the transaction is $17.5 billion based on cash on hand at closing of $2.7 billion.

Under the terms of the agreement, each share of Synthes common stock was exchanged for CHF 55.65 in cash and 1.717 shares of Johnson & Johnson common stock, based on the calculated exchange ratio. The exchange ratio was calculated on June 12, 2012 and based on the relevant exchange rate and closing price of Johnson & Johnson common stock on that date, the total fair value of consideration transferred was $19.7 billion. When the acquisition was completed on June 14, 2012, based on the relevant exchange rate and closing price of Johnson & Johnson common stock on that date, the total fair value of the consideration transferred was $20.2 billion. Janssen Pharmaceutical, a company organized under the laws of Ireland and a wholly owned subsidiary of Johnson & Johnson, used cash on hand to satisfy the cash portion of the merger consideration.

The stock portion of the merger consideration consisted of shares of Johnson & Johnson common stock purchased by Janssen Pharmaceutical, from two banks, pursuant to two accelerated share repurchase (ASR) agreements dated June 12, 2012. On June 13, 2012, Janssen Pharmaceutical purchased an aggregate of approximately 203.7 million shares of Johnson & Johnson common stock at an initial purchase price of $12.9 billion under the ASR agreements, with all of the shares delivered to Janssen Pharmaceutical on June 13, 2012.  Final settlement of the transactions under each ASR agreement is expected to occur in the second quarter of 2013, and may occur earlier at the option of the two banks, as applicable, or later under certain circumstances. Based on the theoretical settlement of the ASR agreements an additional 13.2 million shares would be issued to settle the ASR agreements as of July 1, 2012.

In addition, while the Company believes that the transactions under each ASR agreement and a series of related internal transactions were consummated in a tax efficient manner in accordance with applicable law, it is possible that the Internal Revenue Service could assert one or more contrary positions to challenge the transactions from a tax perspective. If challenged, an amount up to the total purchase price for the Synthes shares could be treated as subject to applicable U.S. tax at approximately the statutory rate to the Company, plus interest.

The following table summarizes the consideration transferred to acquire Synthes, valued on the acquisition date of June 14th, 2012:

(Dollars in Millions)
Cash (multiply 55.65CHF by shares of Synthes common stock outstanding by the exchange rate)(A)	$6,902
Common Stock (multiply 1.717 by shares of Synthes common stock outstanding by J&J stock price)(B)	$13,335
Total fair value of consideration transferred	$20,237

(A) Synthes common stock outstanding of 118.7 million shares as of the acquisition date and CHF/USD exchange rate of .95674

(B) Johnson & Johnson closing stock price on the New York Stock Exchange as of acquisition date of $65.45 per share.

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare independent appraisals. The completion of the purchase price allocation may result in adjustments to the carrying value of Synthes, Inc.'s recorded assets and liabilities, revisions of the useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and related tax effects. The related depreciation and amortization from the acquired assets are also subject to revision based on the final allocation.

The following table presents the preliminary allocation of the purchase price related to Synthes, Inc. as of the date of acquisition:

(Dollars in Millions)
Cash & Cash equivalents	$2,749
Inventory(1)	889
Accounts Receivable, net	738
Other current assets	249
Property, plant and equipment	1,253
Goodwill	5,371
Intangible assets	12,929
Other non-current assets	46
Total Assets Acquired	24,224

Current liabilities	825
Deferred Taxes	2,731
Other non-current liabilities	431
Total Liabilities Assumed	3,987

Net Assets Acquired	$20,237

(1) Includes $0.4 billion related to inventory step-up.

The acquisition of Synthes, Inc. resulted in $5.4 billion of goodwill, which is allocated to the Medical Devices and Diagnostics segment. The goodwill is primarily attributable to synergies expected to arise from the business acquisition of Synthes, Inc. The goodwill is not expected to be deductible for tax purposes.

The preliminary purchase price allocation to the identifiable intangible assets included in the current period balance sheet is as follows:

(Dollars in Millions)
Intangible assets with definite lives:
Customer relationships	$9,950
Patents and technology	1,495
Total amortizable intangibles	11,445
Trademark and Trade name	1,420
In-process research and development	64
Total intangible assets	$12,929

The weighted average life for the $11,445 million of total amortizable intangibles is approximately 21 years.

The trade name asset values were determined to have an indefinite life based on a number of factors, including trade name history, the competitive environment, market share and future operating plans. The intangible assets with definite lives were assigned asset lives ranging from 7 to 22 years.

The majority of the intangible asset valuation relates to customer relationships, patents and technology and tradename intangible assets in the Company's trauma, cranio maxillofacial, spine and power tools business lines. Additionally, in-process research and development intangible assets were valued for technology programs for unapproved products.

The value of the IPR&D was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate applied was 14%.

The Company is in the process of executing the integration plans to combine businesses, sales organizations, systems and locations as a result of which the Company is and will continue to incur integration costs.

The operating results of Synthes, Inc. were reported in the Company's financial statements beginning on June 14, 2012. Total sales and net earnings for Synthes, Inc. for the second quarter ended July 1, 2012 were $193 million and $28 million, respectively.

The following table provides pro forma results of operations for the fiscal second quarters and the fiscal six months ended July 1, 2012 and July 3, 2011, as if Synthes, Inc. had been acquired as of January 3, 2011. The pro forma results include the effect of divestitures and certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Synthes, Inc. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited Pro forma consolidated results
	Fiscal Six Months Ended		Fiscal Second Quarters Ended
(Dollars in Millions Except Per Share Data)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net Sales	$34,481	34,609	17,410	17,524
Net Earnings	$5,641	6,108	1,631	2,772
Diluted Net Earnings per Common Share	$2.02	2.20	0.58	1.00

In 2012, the Company recorded acquisition related costs of $457 million, before tax, which were recorded in Other income and expense.

In connection with the Synthes acquisition, DePuy Orthopaedics, Inc. agreed to divest certain rights and assets related to its trauma business, to Biomet, Inc. and completed the initial closing for this transaction in the fiscal second quarter of 2012, including those countries that represented the majority of sales.

Additionally, during the fiscal second quarter of 2012, the Company acquired Guangzhou Bioseal Biotech Co., Ltd., a privately held biopharmaceutical company specializing in the design, development and commercialization of a porcine plasma-derived biologic product for controlling bleeding during surgery; CorImmun GmbH, a privately held drug development company in Germany, whose lead compound, COR-1, is a small cyclic peptide currently in early clinical development for the treatment of heart failure; and certain assets of the Angiotech Pharmaceuticals, Inc. barbed suture business.

During the fiscal first quarter of 2012, the Company completed the divestiture of its U.S. patents and other U.S. and Canadian intellectual property for BYSTOLIC® (nebivolol), which is currently approved in the U.S. for the treatment of hypertension, to Forest Laboratories Holdings Limited. Proceeds received from the divestiture were $357 million.

During the fiscal first quarter of 2011, the Company acquired substantially all of the outstanding equity of Crucell N.V. that it did not already own. Crucell is a global biopharmaceutical company focused on the research and development, production and marketing of vaccines and antibodies against infectious disease worldwide. The net purchase price of $2.0 billion was primarily recorded as non-amortizable intangible assets for $1.0 billion, amortizable intangible assets for $0.7 billion and goodwill for $0.5 billion. During the fiscal second quarter of 2012, the Company recorded a charge of $0.5 billion for the intangible asset write-down and $0.4 billion for the impairment of the in-process research and development related to the Crucell business.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of July 1, 2012, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

Multiple products of Johnson & Johnson's subsidiaries are subject to product liability claims and lawsuits in which claimants seek substantial compensatory and, where available, punitive damages, including LEVAQUIN®, the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, RISPERDAL®, pelvic meshes, DURAGESIC®/fentanyl patches and TOPAMAX®. As of July 1, 2012, in the U.S. there were approximately 3,400 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to LEVAQUIN®, 7,200 with respect to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 1,700 with respect to the PINNACLE® Acetabular Cup

System, 420 with respect to RISPERDAL®, 1,400 with respect to pelvic meshes, 35 with respect to DURAGESIC®/fentanyl patches and 60 with respect to TOPAMAX®.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. In addition, a class action and several individual personal injury cases have been commenced in Canada seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established a product liability accrual in anticipation of product liability litigation associated with Ethicon's pelvic mesh products. Changes to these accruals may be required in the future as additional information becomes available.

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

Medical Devices and Diagnostics

In October 2004, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES's HARMONIC® Scalpel infringed four Tyco patents. In October 2007, on motions for summary judgment prior to the initial trial, a number of claims were found invalid and a number were found infringed. However, no claim was found both valid and infringed. Trial commenced in December 2007, and the court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the United States District Court for the District of Connecticut asserting infringement of three of the four patents from the previous lawsuit and adding new products. Tyco is seeking monetary damages and injunctive relief. The case was tried in July 2012, and the parties are awaiting a decision from the court.

In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against Johnson & Johnson and Cordis Corporation (Cordis) in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis's sales of its CYPHER® Stent willfully infringed a patent issued to Saffran. The jury awarded Saffran $482 million. In March 2011, the Court entered judgment against Cordis in the amount of $593 million, representing the jury verdict, plus $111 million in pre-judgment interest. Cordis has appealed the judgment. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case.

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

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida, and the case was tried in May 2012. The jury returned a verdict holding that neither of the accused lenses infringe the '327 patent. Rembrandt has filed an appeal with the United States Court of Appeals for the Federal Circuit.

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

In May 2012, Medtronic Minimed, Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, Medtronic Minimed) filed a patent infringement lawsuit against Animas Corporation in the United States District Court for the Central District of California alleging that Animas' One®Touch® Ping® Glucose Management System infringes nine of their patents.  Medtronic Minimed is seeking monetary damages and injunctive relief.

In June 2012, DePuy filed a declaratory judgment action against Orthopaedic Hospital (OH) in the United States District Court for the Northern District of Indiana seeking a declaration of the parties' rights and obligations under a Patent Rights and License Agreement between the parties related to development of a polyethylene material. OH has claimed that DePuy owes royalties on products made with anti-oxidant polyethylene. DePuy disputes that it owes such royalties to OH and is thus seeking a declaration from the Court on disputed contractual provisions. No trial date has been set.

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. In April 2012, the parties participated in an arbitration on the issue of JBI's defense that Abbott is equitably estopped from asserting the patents. In May 2012, the arbitrator rejected JBI's defense. The case has been reinstated in the District Court and fact discovery is ongoing. No trial date has been set.

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
CONCERTA®

A number of generic companies have filed ANDAs seeking approval to market generic versions of CONCERTA®. In September 2011, a settlement agreement was entered into with Kremers-Urban, LLC and KUDCO Ireland, Ltd. (collectively, KUDCO) pursuant to which KUDCO was granted a license under the patent-in-suit to market its generic version of CONCERTA® starting on July 1, 2012, when and if KUDCO obtains FDA approval.

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

In January 2010, OMJPI (now JPI) filed a patent infringement lawsuit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the United States District Court for the District of New Jersey in response to Lupin's ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent. Lupin filed a counterclaim alleging invalidity of the patent. Trial concluded in June 2012, and oral argument has been scheduled for August 2012. In June 2012, the FDA approved Lupin's ANDA.

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

In May 2012, JPI filed a patent infringement lawsuit against Haupt Pharma, Inc., Ranbaxy Laboratories Limited and Ranbaxy Inc. (collectively, Haupt) in the United States District Court for the District of New Jersey in response to Haupt's ANDA seeking approval to market a generic version of ORTHO TRI-CYCLEN® LO prior to the expiration of the OTCLO patent.

In each of the above cases, JPI is seeking an Order enjoining the defendants from marketing their generic versions of ORTHO TRI-CYLCEN® LO before the expiration of the OTCLO patent.

PREZISTA®

A number of generic companies have filed ANDAs seeking approval to market generic versions of PREZISTA®. In November 2010, Tibotec, Inc. (now Tibotec, LLC) and Tibotec Pharmaceuticals (now Janssen R&D Ireland) (collectively, Tibotec) filed a patent infringement lawsuit against Lupin, Ltd., Lupin Pharmaceuticals, Inc. (collectively, Lupin), Mylan, Inc. and Mylan

Pharmaceuticals, Inc. (collectively, Mylan) in the United States District Court for the District of New Jersey in response to Lupin's and Mylan's respective ANDAs seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of Tibotec's patent relating to PREZISTA®. Lupin and Mylan each filed counterclaims alleging non-infringement and invalidity. In July 2011, Tibotec filed another patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey in response to Lupin's supplement to its ANDA to add new dosage strengths for its proposed product. In August 2011, Tibotec and G.D. Searle & Company (G.D. Searle) filed a patent infringement lawsuit against Lupin and Mylan in response to their notice letters advising that their ANDAs are seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of two patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle.

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

In May and June 2012, Janssen Products, LP and Janssen R&D Ireland (collectively, Janssen) and G.D. Searle filed a patent infringement lawsuit against Lupin, Teva and Mylan in the United States District Court for the District of New Jersey, alleging infringement of newly issued United States Reissue Patent No. Re42,889, which Janssen exclusively licenses from G.D. Searle.

In each of the above lawsuits, Tibotec and Janssen are seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

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

In January 2011, Genentech, Inc. (Genentech) initiated an arbitration against UCB Celltech (Celltech) seeking damages for allegedly cooperating with Centocor (now JBI) to improperly terminate a prior agreement in which JBI was sublicensed under Genentech's Cabilly patents. JBI has an indemnity agreement with Celltech, and Celltech has asserted that JBI is liable for any damages Celltech may be required to pay Genentech in that arbitration. The arbitration hearing took place in June 2012, and the parties are awaiting a decision.

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

RISPERDAL®

In January 2004, Janssen Pharmaceutica Inc. (Janssen Pharmaceutica) (now Janssen Pharmaceuticals, Inc. (JPI)) received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® from 1997 to 2002. Documents subsequent to 2002 have also been requested by the Department of Justice. An additional subpoena seeking information about marketing of, and adverse reactions to, RISPERDAL® was received from the United States Attorney's Office for the Eastern District of Pennsylvania in November 2005. Numerous subpoenas seeking testimony from various witnesses before a grand jury were also received. JPI cooperated in responding to these requests for documents and witnesses. The United States Department of Justice and the United States Attorney's Office for the Eastern District of Pennsylvania (the Government) are continuing to actively pursue both criminal and civil actions. In February 2010, the Government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. The focus of these matters is the alleged promotion of RISPERDAL® and INVEGA® for off-label uses. The Government has notified JPI that there are also pending qui tam actions alleging off-label promotion of RISPERDAL®. The Government informed JPI that it will intervene in these qui tam actions and file a superseding complaint.

In addition, the Attorneys General of multiple states, including Alaska, Arkansas, Louisiana, Massachusetts, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, and Utah, have pending actions against Janssen Pharmaceutica (now JPI) seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, violations of state consumer fraud statutes, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. In January 2012, JPI settled a lawsuit filed by the Attorney General of Texas. In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the court imposed penalties in the amount of approximately $1.2 billion. JPI and Johnson & Johnson have filed an appeal and believe that they have strong arguments supporting the appeal.

The Attorney General of West Virginia commenced suit in 2004 against Janssen Pharmaceutica (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen Pharmaceutica (now JPI). Johnson & Johnson was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether Johnson & Johnson or JPI had violated the State's Medicaid Fraud Act (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Professional letter regarding RISPERDAL®. The jury returned a verdict that JPI and Johnson & Johnson had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. Johnson & Johnson and JPI have filed an appeal and believe that they have strong arguments supporting the appeal. The appeal was argued in January 2012, and the parties are awaiting a decision.

In 2007, the Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen Pharmaceutica (now JPI) on a multi-Count Complaint related to Janssen Pharmaceutica's sale of RISPERDAL® to the Commonwealth's Medicaid program. The trial occurred in June 2010. The trial judge dismissed the case after the close of the plaintiff's evidence. The Commonwealth filed an appeal in April 2011, and in July 2012, the Pennsylvania Appeals Court upheld the dismissal of the Commonwealth's case.

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen Pharmaceutica (now JPI) on several counts. In March 2011, the matter was tried on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practice Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million. JPI has appealed this judgment and the Company believes it has strong arguments supporting the appeal.

The Attorneys General of approximately 40 other states and the District of Columbia have indicated a potential interest in pursuing similar litigation against JPI, and have obtained a tolling agreement staying the running of the statute of limitations while they pursue a coordinated civil investigation of JPI regarding potential consumer fraud actions in connection with the marketing of RISPERDAL®.

In 2011, discussions to resolve criminal penalties under the Food Drug and Cosmetic Act related to the promotion of RISPERDAL® resulted in an agreement in principle with the United States Attorney's Office for the Eastern District of Pennsylvania on key issues relevant to a disposition of criminal charges pursuant to a single misdemeanor violation of the Food Drug and Cosmetic Act, but certain issues remain open before a settlement can be finalized. During 2011, the Company accrued amounts to cover the financial component of the proposed criminal settlement.

The Company has also now reached an agreement in principle with the United States Department of Justice to settle three pending civil False Claims Act matters that are pending in (1) the Eastern District of Pennsylvania concerning sales and marketing of RISPERDAL® and INVEGA®; (2) the Northern District of California regarding the sales and marketing of NATRECOR®, discussed separately below; and (3) the District of Massachusetts alleging that the defendants provided the Omnicare, Inc. (Omnicare) long-term care pharmacy with rebates and other payments regarding RISPERDAL® and other products, discussed separately below. Assuming these agreements are finalized, they will resolve the federal government's claims under the federal False Claims Act, resolve all pending state and federal government litigation regarding Omnicare and NATRECOR®, and settle the RISPERDAL® Medicaid-related claims for those states that opt into the settlement. On a parallel track, the Company has reached an agreement in principle with representatives of a group of 38 states and the District of Columbia to settle non-Medicaid actions in connection with the sales and marketing of RISPERDAL® and INVEGA®. With all the tentative settlement agreements described above, issues remain open that must be resolved before the settlements can be finalized.

The Company has accrued amounts, including an additional accrual made in the second quarter of 2012, to cover these tentative settlement agreements. However, the settlements will not resolve all pending state litigation matters regarding RISPERDAL®, and some states may elect to opt out of the settlements. To the extent any state has a claim and has or will elect to opt out of these settlements, the Company has accrued an amount equal to what that state would receive if it was participating in the settlements. Among other states, Arkansas, Louisiana and South Carolina are not expected to participate in the settlements. Because the Company believes there are strong arguments on appeal in those cases, the Company has only accrued an amount equal to what these states would receive if they participated in the settlements.

In the Company's opinion, the ultimate resolution of any of the above RISPERDAL® matters is not expected to have a material adverse effect on the Company's financial position, although the resolution in any reporting period could have a material impact on the Company's results of operations and cash flows for that period.

OMNICARE

In September 2005, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of eight drugs to Omnicare, Inc. (Omnicare), a manager of pharmaceutical benefits for long-term care facilities. In April 2009, Johnson & Johnson and certain of its pharmaceutical subsidiaries were served in two civil qui tam cases asserting claims under the Federal False Claims Act and related state law claims alleging that the defendants provided Omnicare with rebates and other alleged kickbacks, causing Omnicare to file false claims with Medicaid and other government programs. In January 2010, the government intervened in both of these cases, naming Johnson & Johnson, Ortho-McNeil-Janssen Pharmaceuticals, Inc. (now Janssen Pharmaceuticals, Inc. (JPI)), and Johnson & Johnson Health Care Systems Inc. as defendants. Subsequently, the Commonwealth of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. In February 2011, the United States District Court for the District of Massachusetts dismissed one qui tam case entirely and dismissed the other case in part, rejecting allegations that the defendants had violated their obligation to report its “best price” to health care program officials. The claims of the United States and individual states remain pending. In June 2012, the parties were granted their joint motion to stay the case pending resolution of the potential settlement discussed in the RISPERDAL® section above.

In November 2005, a lawsuit was filed by Scott Bartz, a former employee, in the United States District Court for the Eastern District of Pennsylvania against Johnson & Johnson and certain of its pharmaceutical subsidiaries (the J&J Defendants), along with co-defendants McKesson Corporation (McKesson) and Omnicare, Inc. The Bartz complaint raises many issues in common with the Omnicare-related litigation discussed above already pending before the United States District Court for the District of Massachusetts, such as best price and a number of kickback allegations. After investigation, the United States declined to intervene. In February 2011, the plaintiff filed an amended complaint. Thereafter, on the J&J Defendants' motion, the case was transferred to the United States District Court for the District of Massachusetts, where it is currently pending. The amended complaint alleges a variety of causes of action under the Federal False Claims Act and corresponding state and local statutes, including that the J&J Defendants engaged in various improper transactions that were allegedly designed to report false prescription drug prices to the federal government in order to reduce the J&J Defendants' Medicaid rebate obligations. The complaint further alleges that the J&J Defendants improperly retaliated against the plaintiff for having raised these allegations internally. Bartz seeks multiple forms of relief, including damages and reinstatement to a position with the same seniority status. The J&J Defendants subsequently moved to dismiss the complaint in May 2011. In March 2012, the District Court dismissed Bartz's claims under the Federal False Claims Act, and declined to exercise supplemental jurisdiction over numerous related claims under state false claims act statutes. The District Court, however, denied the dismissal motion with regard to Bartz's claims that he was retaliated against in violation of the Federal False Claims Act and in violation of New Jersey's Conscientious Employee Protection Act. Discovery is proceeding on those two claims.

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

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. After a removal to federal court, the case was remanded back to state court in Oregon. The Companies filed a motion to dismiss in February 2012. In June 2012, the state court granted the Companies' motion to dismiss in its entirety, but granted Oregon leave to amend. In July 2012, Oregon filed an amended complaint.

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

OTHER

In July 2005, Scios Inc. (Scios) received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. In August 2005, Scios was advised that the investigation would be handled by the United States Attorney's Office for the Northern District of California in San Francisco. In February 2009, two qui tam complaints were unsealed in the United States District Court for the Northern District of California, alleging, among other things, improper activities in the promotion of NATRECOR®. In June 2009, the United States government intervened in one of the qui tam actions, and filed a complaint against Scios and Johnson & Johnson seeking relief under the Federal False Claims Act and asserting a claim of unjust enrichment. In October 2011, the criminal matter was resolved. The civil case has been stayed pending resolution of the potential settlement discussed in the RISPERDAL® section above.

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

In September 2011, Synthes, Inc. (Synthes) received a Civil Investigative Demand issued pursuant to the False Claims Act from the United States Attorney's Office for the Eastern District of Pennsylvania. The Demand sought information regarding allegations that fellowships had been offered to hospitals in exchange for agreements to purchase products. Synthes has produced documents and information in response to the Demand and is cooperating with the inquiry.

In October 2011, the European Commission announced that it opened an investigation concerning an agreement between Janssen-Cilag B.V. and Sandoz B.V. relating to the supply of fentanyl patches in The Netherlands. The investigation seeks to determine whether the agreement infringes European competition law.

In April 2012, Janssen Pharmaceuticals, Inc. (JPI) received a letter requesting certain documents from the United States Department of Justice relating to the marketing and promotion of DORIBAX®.  JPI has provided documents and continues to cooperate with this government inquiry.

In May 2012, Acclarent, Inc. (Acclarent) received a subpoena from the United States Attorney's Office for the District of Massachusetts relating to the marketing by Acclarent of RELIEVA STRATUS™ MicroFlow Spacer and related products. Acclarent is producing information in response to the subpoena and is cooperating with the investigation.

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

In April 2009, Ortho-Clinical Diagnostics, Inc. (OCD) received a grand jury subpoena from the United States Department of Justice, Antitrust Division, requesting documents and information for the period beginning September 1, 2000 through the present, pertaining to an investigation of alleged violations of the antitrust laws in the blood reagents industry. OCD complied with the subpoena. In February 2011, OCD received a letter from the Antitrust Division indicating that it had closed its investigation in November 2010. In June 2009, following the public announcement that OCD had received a grand jury subpoena, multiple class action complaints seeking damages for alleged price fixing were filed against OCD. The various cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania. Discovery is ongoing. Plaintiffs filed a motion for class certification and OCD filed an opposition to that motion. The Court heard argument on the motion for class certification in July 2012, and the parties are awaiting a decision.

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

Starting in May 2010, multiple complaints seeking class action certification related to the McNeil recalls have been filed against McNeil Consumer Healthcare and certain affiliates, including Johnson & Johnson, in the United States District Court for the Eastern District of Pennsylvania, the Northern District of Illinois, the Central District of California, the Southern District of Ohio and the Eastern District of Missouri. These consumer complaints allege generally that purchasers of various McNeil medicines are owed monetary damages and penalties because they paid premium prices for defective medications rather than less expensive alternative medications. All but one complaint seeks certification of a nation-wide class of purchasers of these medicines, whereas one complaint, the Harvey case, seeks certification of a class of MOTRIN® IB purchasers in Missouri. In October 2010, the Judicial Panel on Multidistrict Litigation consolidated all of the consumer complaints, except for the Harvey case, which was consolidated in March 2011, into one lawsuit: In re: McNeil Consumer Healthcare, et al., Marketing and Sales Practices Litigation, for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania. In January 2011, the plaintiffs in all of the cases except the Harvey case filed a Consolidated Amended Civil Consumer Class

Action Complaint (CAC) naming additional parties and claims. In July 2011, the Court granted Johnson & Johnson's motion to dismiss the CAC without prejudice, but permitted the plaintiffs to file an amended complaint within thirty days of the dismissal order. In August 2011, the plaintiffs filed a Second Amended Civil Consumer Class Action Complaint (SAC). In July 2012, the Court granted Johnson & Johnson's motion to dismiss the SAC with prejudice.

Separately, in September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and the present one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington, PA facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The BC plaintiff served their affidavits in support of class certification in April 2012. The defendants responding affidavits were served in June 2012. The date for hearing of the certification application has not yet been scheduled.

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities were failing to maintain current good manufacturing practices, and that as a result, the price of Johnson & Johnson's stock declined significantly. Plaintiff seeks to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, Johnson & Johnson's motion to dismiss was granted in part and denied in part. Plaintiff moved the Court to reconsider part of the December 2011 ruling. Defendants filed answers to the remaining claims of the Amended Complaint in February 2012 and the case is proceeding to discovery. In May 2012, the Court denied Plaintiff's motion for reconsideration.

In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed a lawsuit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. OMJ PR alleges that the Internal Revenue Service erroneously calculated OMJ PR's tax credits under Section 936 of the Tax Code. Discovery is ongoing. OMJ filed a motion for summary judgment, and the United States filed a cross motion for summary judgment.

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
SHAREHOLDER DERIVATIVE ACTIONS

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

In August 2011, two shareholders who had submitted shareholder demand letters in 2010 filed shareholder derivative lawsuits in the United States District Court for the District of New Jersey naming various current and former officers and directors as defendants and challenging the Board's rejection of their demands. In November 2011, the Court consolidated these two cases into Copeland v. Prince. Johnson & Johnson has secured an extension of time to respond to the complaint.

Two additional shareholder derivative lawsuits were filed in May 2011 in the United States District Court for the District of New Jersey, and two other shareholder derivative lawsuits were filed in New Jersey Superior Court in May 2011 and August 2011, all naming Johnson & Johnson's current directors as defendants and Johnson & Johnson as the nominal defendant. The complaints allege breaches of fiduciary duties related to the Company's compliance with the Foreign Corrupt Practices Act and participation in the United Nations Iraq Oil For Food Program, that the Company has suffered damages as a result of those alleged breaches, and that the defendants failed to disclose the alleged misconduct in the Company's filings under the Securities Exchange Act of 1934. Plaintiffs seek monetary damages, and the state court plaintiffs also seek corporate governance reforms. The federal lawsuits were consolidated in July 2011 into In re J&J FCPA Derivative Shareholder Litigation, and an amended consolidated complaint was filed in August 2011. In October 2011, Johnson & Johnson moved to dismiss the consolidated federal lawsuit on the grounds that the plaintiffs failed to make a demand upon the Board of Directors. The plaintiffs have secured an extension of time to respond to the motion. The state lawsuits were consolidated in November 2011 into In re J&J Shareholder Derivative Litigation, and a consolidated complaint was filed in December 2011. In January 2012, Johnson & Johnson moved to dismiss or stay the state lawsuits pending resolution of the federal lawsuit and moved to dismiss on the ground that the plaintiffs failed to make a demand on the Board of Directors. In May 2012, the Court granted Johnson & Johnson's motion to stay the state lawsuits pending resolution of In re J&J FCPA Derivative Shareholder Litigation.

In July 2012, the parties in each of the shareholder derivative cases pending in federal court discussed above (specifically, In re Johnson & Johnson Derivative Litigation, Copeland v. Prince, and In re J&J FCPA Derivative Shareholder Litigation) filed a Stipulation of Settlement, which after final court approval, will permanently resolve all of those actions in their entirety. The settlement was preliminarily approved by the court, and a final settlement hearing has been set for September 28, 2012.

In June 2012, two other shareholders who had submitted a shareholder demand letter in March 2010, the New Jersey Building Laborers Annuity and the New Jersey Building Laborers Pension Funds, filed an additional shareholder derivative lawsuit in New Jersey Superior Court naming various current and former officers and directors as defendants and also challenging the Board's rejection of their demands. This shareholder derivative lawsuit purports to allege the same claims that are the subject of the settlement described above. Johnson & Johnson intends to file a motion to dismiss this new state court action.

In September 2011, two additional shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey by Donovan Spamer and The George Leon Family Trust naming Johnson & Johnson's current directors and one former director as defendants and Johnson & Johnson as the nominal defendant. These lawsuits allege that the defendants breached their fiduciary duties in their decisions with respect to the compensation of the Chief Executive Officer during the period from 2008 through 2011, and that the defendants made misleading statements in Johnson & Johnson's annual proxy statements. Both of these lawsuits have been voluntarily dismissed without prejudice, but a similar lawsuit on behalf of The George Leon Family Trust was refiled in July 2012. The above settlement does not resolve these potential claims. The Board of Directors' evaluation of these allegations is ongoing.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the first fiscal six months of 2012, worldwide sales were $32.6 billion, a total decrease of 0.5%, including operational growth of 2.2% as compared to 2011 first fiscal six months sales of $32.8 billion. Currency fluctuations had a negative impact of 2.7% for the first fiscal six months of 2012.

Sales by U.S. companies were $14.6 billion in the first fiscal six months of 2012, which represented a decrease of 3.2% as compared to the prior year. Sales by international companies were $18.0 billion, which represented a total increase of 1.8%, including an operational increase of 6.8%, and a negative currency impact of 5.0% as compared to the first fiscal six months sales of 2011.

Sales by companies in Europe experienced a decline of 4.2%, including operational growth of 2.9%, and a negative currency impact of 7.1%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 15.5%, including operational growth of 22.7%, and a negative currency impact of 7.2%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 3.7%, including operational growth of 4.5%, and a negative currency impact of 0.8%.

For the fiscal second quarter of 2012, worldwide sales were $16.5 billion, a total decrease of 0.7%, including operational growth of 3.5% as compared to 2011 fiscal second quarter sales of $16.6 billion. Currency fluctuations had a negative impact of 4.2% for the fiscal second quarter of 2012.

Sales by U.S. companies were $7.4 billion in the fiscal second quarter of 2012, which represented a decrease of 1.2% as compared to the prior year. Sales by international companies were $9.1 billion, which represented a total decrease of 0.4%, including an operational increase of 7.1%, and a negative currency impact of 7.5% as compared to the fiscal second quarter sales of 2011.

Sales by companies in Europe experienced a decline of 8.3%, including operational growth of 1.6%, and a negative currency impact of 9.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.0%, including operational growth of 22.4%, and a negative currency impact of 10.4%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 5.2%, including operational growth of 7.7%, and a negative currency impact of 2.5%.

U.S. Health Care Reform

Under the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, beginning in 2011, companies that sold branded prescription drugs to specified U.S. Government programs paid an annual non-tax deductible fee based on an allocation of each company’s market share of total branded prescription drug sales from the prior year. The 2012 full year impact to selling, marketing and administrative expenses is estimated to be between $120 - $140 million. The 2011 full year impact to selling, marketing and administrative expenses was approximately$140 million. Under the current law, beginning in 2013, the Company will be required to pay a tax deductible 2.3% excise tax imposed on the sale of certain medical devices. The 2013 excise tax is estimated to be between $200 - $300 million and will be recorded in selling, marketing and administrative expenses.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer

Consumer segment sales in the first fiscal six months of 2012 were $7.2 billion, a decrease of 3.5% as compared to the same period a year ago. Operational sales were flat and currency had a negative impact of 3.5% as compared to the same period a year ago. U.S. Consumer segment sales declined by 2.0%. International Consumer segment sales declined by 4.3%, including operational growth of 1.2% and a negative currency impact of 5.5%.

Major Consumer Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
OTC Pharm. & Nutritionals	$2,136	$2,212	(3.4)%	0.2%	(3.6)%
Skin Care	1,820	1,828	(0.4)	2.2	(2.6)
Baby Care	1,118	1,159	(3.5)	1.0	(4.5)
Women’s Health	811	936	(13.4)	(8.5)	(4.9)
Oral Care	795	790	0.6	4.1	(3.5)
Wound Care/Other	534	550	(2.9)	(0.6)	(2.3)
Total Consumer Sales	$7,214	$7,475	(3.5)%	0.0%	(3.5)%

Consumer segment sales in the fiscal second quarter of 2012 were $3.6 billion, a decrease of 4.6% as compared to the same period a year ago, including operational growth of 0.6% and a negative currency impact of 5.2%. U.S. Consumer segment sales declined by 1.9%. International Consumer segment sales declined by 6.0%, including operational growth of 2.0% and a negative currency impact of 8.0%.

Major Consumer Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
OTC Pharm. & Nutritionals	$1,032	$1,083	(4.7)%	0.6%	(5.3)%
Skin Care	913	929	(1.7)	2.2	(3.9)
Baby Care	578	598	(3.3)	3.2	(6.5)
Oral Care	408	399	2.3	7.5	(5.2)
Women’s Health	402	477	(15.7)	(8.7)	(7.0)
Wound Care/Other	286	307	(6.8)	(3.7)	(3.1)
Total Consumer Sales	$3,619	$3,793	(4.6)%	0.6%	(5.2)%

The OTC Pharmaceuticals and Nutritionals franchise achieved operational growth of 0.6% as compared to the prior year fiscal second quarter. Sales in the U.S. increased due to the relaunch of selected key products and the impact of the acquisition of full ownership rights to certain digestive health products. McNEIL-PPC, Inc. continues to operate under a consent decree signed with the U.S. Food and Drug Administration (FDA), which governs certain McNeil Consumer Healthcare manufacturing operations. McNeil continues to operate the manufacturing facilities in Las Piedras, Puerto Rico and Lancaster, Pennsylvania; however, production volumes from these facilities continue to be impacted by additional review and approval processes required under the consent decree. The Company expects this to continue throughout 2012 and most of 2013. Plants operating under the consent decree will produce a simplified portfolio focused on key brands. The Fort Washington, Pennsylvania manufacturing site is not in operation at this time. McNeil continues to work on the re-siting of the products previously produced at the Fort Washington facility to other facilities.

The Skin Care franchise achieved operational growth of 2.2% as compared to the prior year, primarily attributable to increased sales of NEUTROGENA® in the U.S.

The Baby Care franchise experienced operational growth of 3.2% as compared to the prior year, primarily due to international sales of hair care and powders.

The Oral Care franchise achieved operational growth of 7.5% as compared to the prior year, primarily due to increased sales of LISTERINE® outside the U.S.

The Women’s Health Franchise experienced an operational decline of 8.7% as compared to the prior year, primarily due to the impact of the divestiture of certain brands in the fiscal third quarter of 2011.

The Wound Care/Other franchise experienced an operational decline of 3.7% as compared to the prior year, due to competitive pressures.

Pharmaceutical

Pharmaceutical segment sales in the first fiscal six months of 2012 were $12.4 billion, a total increase of 1.1% as compared to the same period a year ago with an operational increase of 3.9% and a negative currency impact of 2.8%. U.S. Pharmaceutical sales decreased by 7.7% as compared to the same period a year ago while international Pharmaceutical sales achieved growth of 11.3%, including operational growth of 17.3%, and a negative currency impact of 6.0%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Six Months Ended*

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
Total Immunology	$3,814	$3,235	17.9%	19.1%	(1.2)%
REMICADE®	3,044	2,656	14.6	15.6	(1.0)
SIMPONI®	241	162	48.8	51.3	(2.5)
STELARA®	469	342	37.1	40.4	(3.3)
Other Immunology	60	75	(20.0)	(16.6)	(3.4)
Total Infectious Diseases	1,543	1,759	(12.3)	(8.5)	(3.8)
INTELENCE®	171	148	15.5	19.4	(3.9)
LEVAQUIN®/FLOXIN®	45	593	(92.4)	(92.2)	(0.2)
PREZISTA®	697	579	20.4	24.9	(4.5)
Other Infectious Diseases	630	439	43.5	51.4	(7.9)
Total Neuroscience	3,361	3,525	(4.7)	(1.9)	(2.8)
CONCERTA®/methylphenidate	576	711	(19.0)	(17.2)	(1.8)
INVEGA®	263	248	6.0	7.8	(1.8)
INVEGA® SUSTENNA®/XEPLION®	356	142	**	**	(2.4)
RISPERDAL® CONSTA®	716	808	(11.4)	(7.7)	(3.7)
Other Neuroscience	1,450	1,616	(10.3)	(7.7)	(2.6)
Total Oncology	1,182	991	19.3	25.3	(6.0)
DOXIL®/CAELYX®	37	277	(86.6)	(85.9)	(0.7)
VELCADE®	671	627	7.0	13.4	(6.4)
ZYTIGA®	432	54	**	**	(3.6)
Other Oncology	42	33	27.3	33.2	(5.9)
Total Other	2,524	2,782	(9.3)	(6.6)	(2.7)
ACIPHEX®/PARIET®	454	486	(6.6)	(2.9)	(3.7)
PROCRIT®/EPREX®	777	872	(10.9)	(8.3)	(2.6)
Other	1,293	1,424	(9.2)	(6.8)	(2.4)
Total Pharmaceutical Sales	$12,424	$12,292	1.1%	3.9%	(2.8)%

* Prior year amounts have been reclassified to conform to current year presentation.
** Percentage greater than 100%

Pharmaceutical segment sales in the fiscal second quarter of 2012 were $6.3 billion, a total increase of 0.9% as compared to the same period a year ago with an operational increase of 5.1% and a negative currency impact of 4.2%. U.S. Pharmaceutical sales decreased by 4.5% as compared to the same period a year ago while international Pharmaceutical sales achieved growth of 6.8%, including operational growth of 15.5%, and a negative currency impact of 8.7%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
Total Immunology	$1,919	$1,655	16.0%	18.2%	(2.2)%
REMICADE®	1,523	1,371	11.1	12.7	(1.6)
SIMPONI®	125	67	86.6	89.5	(2.9)
STELARA®	248	176	40.9	45.7	(4.8)
Other Immunology	23	41	(43.9)	(39.2)	(4.7)
Total Infectious Diseases	788	828	(4.8)	1.3	(6.1)
INTELENCE®	91	79	15.2	20.8	(5.6)
LEVAQUIN®/FLOXIN®	16	159	(89.9)	(89.4)	(0.5)
PREZISTA®	373	313	19.2	25.5	(6.3)
Other Infectious Diseases	308	277	11.2	20.2	(9.0)
Total Neuroscience	1,714	1,780	(3.7)	0.5	(4.2)
CONCERTA®/methylphenidate	268	349	(23.2)	(20.6)	(2.6)
INVEGA®	142	128	10.9	13.6	(2.7)
INVEGA® SUSTENNA®/XEPLION®	195	77	**	**	(3.4)
RISPERDAL® CONSTA®	355	404	(12.1)	(6.7)	(5.4)
Other Neuroscience	754	822	(8.3)	(4.2)	(4.1)
Total Oncology	586	552	6.2	14.1	(7.9)
DOXIL®/CAELYX®	13	138	(90.6)	(89.7)	(0.9)
VELCADE®	318	347	(8.4)	(0.1)	(8.3)
ZYTIGA®	232	49	**	**	(5.1)
Other Oncology	23	18	27.8	36.4	(8.6)
Total Other	1,284	1,418	(9.4)	(5.3)	(4.1)
ACIPHEX®/PARIET®	232	247	(6.1)	(0.5)	(5.6)
PROCRIT®/EPREX®	401	475	(15.6)	(12.1)	(3.5)
Other	651	696	(6.5)	(2.6)	(3.9)
Total Pharmaceutical Sales	$6,291	$6,233	0.9%	5.1%	(4.2)%

* Prior year amounts have been reclassified to conform to current year presentation.
** Percentage greater than 100%

Immunology products achieved strong operational sales growth of 18.2% as compared to the same period a year ago. This growth was primarily due to sales of REMICADE® (infliximab), a biologic approved for the treatment of a number of immune-mediated inflammatory diseases and SIMPONI® (golimumab). A significant increase in sales was driven by the impact of the agreement with Merck & Co., Inc. (Merck), which included distribution rights to REMICADE® and SIMPONI® whereby, effective July 1, 2011, certain territories were relinquished to the Company. On July 1, 2011, the Company began to record sales of product, previously recorded by Merck, from certain territories, including Canada, Brazil, Australia and Mexico, which were previously supplied by Merck. Additional contributors to the increase were sales of STELARA® (ustekinumab).

Infectious disease products achieved operational sales growth of 1.3% as compared to the same period a year ago. Major contributors were the successful launch of INCIVO® (telaprevir), a product for Hepatitis C, the continued momentum in market share growth of PREZISTA® (darunavir) and INTELENCE® (etravirine) for HIV, partially offset by lower sales of vaccines, primarily due to a supply disruption at a third-party supplier and lower sales of LEVAQUIN® (levofloxacin)/FLOXIN® (ofloxacin), an anti-infective, due to the loss of market exclusivity in the U.S. in June 2011.

Neuroscience products achieved operational sales growth of 0.5% as compared to the same period a year ago. Contributors to the growth were INVEGA® SUSTENNA® (paliperidone palmitate), in the U.S. and the launch of INVEGA® SUSTENNA®, known as XEPLION® in Europe and INVEGA® (paliperidone palmitate) sales in Japan. This growth was partially offset by lower sales of CONCERTA®/methylphenidate, DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system),

RAZADYNE® (galantamine) and RISPERDAL®(risperidone), due to continued generic competition. The U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® became effective May 1, 2011. The original CONCERTA® patent expired in 2004 and parties have filed Abbreviated New Drug Applications (ANDAs) for generic versions of CONCERTA®, which are pending and may be approved at any time. An approval of another generic version of CONCERTA® is likely to result in a further reduction in CONCERTA® sales.

Oncology products achieved strong operational sales growth of 14.1% as compared to the same period a year ago. This growth was primarily due to sales of ZYTIGA®(abiraterone acetate), a product to treat chemo refractory metastatic castrate resistant prostate cancer. This growth was partially offset by lower sales of DOXIL®(doxorubicin HCI liposome injection)/CAELYX®(pegylated liposomal doxorubicin hydrochloride), due to supply restraints from the Company's third-party manufacturer. Operational sales of VELCADE® (bortezomib), a product for the treatment for multiple myeloma, for which the Company has commercial rights in markets outside the U.S. were flat versus the prior year due to timing of government tender contracts.

In the fiscal second quarter of 2012, Other Pharmaceutical sales experienced an operational decline of 5.3% as compared to the prior year fiscal second quarter primarily due to divestitures and lower sales of PROCRIT® (Epoetin alfa), due to the decline in the market, and EPREX® (Epoetin alfa), primarily due to generic competition.

Medical Devices and Diagnostics

Medical Devices and Diagnostics segment sales in the first fiscal six months of 2012 were $13.0 billion, a decrease of 0.2% as compared to the same period a year ago, including operational growth of 1.9% and a negative currency impact of 2.1%. U.S. Medical Devices and Diagnostics sales increased 1.6%. The international Medical Devices and Diagnostics sales decrease of 1.6% included operational growth of 2.2% and a negative currency impact of 3.8%. The acquisition of Synthes, Inc., net of the related divestiture, increased operational growth for the total Medical Devices and Diagnostics segment by 1.3%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Six Months Ended*

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
General Surgery	$3,265	$3,321	(1.7)%	1.1%	(2.8)%
Orthopaedics	3,121	2,972	5.0	6.9	(1.9)
Vision Care	1,487	1,454	2.3	3.3	(1.0)
Diabetes Care	1,343	1,318	1.9	4.7	(2.8)
Specialty Surgery	1,274	1,197	6.4	8.8	(2.4)
Diagnostics	1,026	1,071	(4.2)	(2.5)	(1.7)
Cardiovascular Care	986	1,222	(19.3)	(17.5)	(1.8)
Infection Prevention/Other	474	448	5.8	7.6	(1.8)
Total Medical Devices and Diagnostics Sales	$12,976	$13,003	(0.2)%	1.9%	(2.1)%

* Prior year amounts have been reclassified to conform to current year presentation.

Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2012 were $6.6 billion, a decrease of 0.1% as compared to the same period a year ago, including operational growth of 3.4% and a negative currency impact of 3.5%. U.S. Medical Devices and Diagnostics sales increased 2.9%. The international Medical Devices and Diagnostics sales decrease of 2.4% included operational growth of 3.8% and a negative currency impact of 6.2%. The acquisition of Synthes, Inc., net of the related divestiture, increased operational growth for the total Medical Devices and Diagnostics segment by 2.7%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	July 1, 2012	July 3, 2011	Total Change	Operations Change	Currency Change
General Surgery	$1,640	$1,700	(3.5)%	0.9%	(4.4)%
Orthopaedics	1,628	1,469	10.8	14.0	(3.2)
Vision Care	730	732	(0.3)	1.9	(2.2)
Diabetes Care	673	681	(1.2)	2.9	(4.1)
Specialty Surgery	646	620	4.2	7.8	(3.6)
Diagnostics	514	550	(6.5)	(3.8)	(2.7)
Cardiovascular Care	504	587	(14.1)	(10.9)	(3.2)
Infection Prevention/Other	230	232	(0.9)	2.3	(3.2)
Total Medical Devices and Diagnostics Sales	$6,565	$6,571	(0.1)%	3.4%	(3.5)%

The General Surgery franchise achieved operational growth of 0.9% as compared to the prior year fiscal second quarter. Growth was attributable to new product launches, including SECURESTRAP™, PHYSIOMESH® and ECHELON FLEX™ powered ENDOPATH® Stapler, partially offset by lower sales of mechanical products and pelvic floor products.

The Orthopaedics franchise achieved operational growth of 14.0% as compared to the prior year fiscal second quarter. Growth was primarily due to sales of newly acquired products from Synthes, Inc. and sales of joint reconstruction and Mitek sports medicine products. Sales were impacted by the divestitures of the surgical instruments business of Codman & Shurtleff, Inc. in the fiscal fourth quarter of 2011 and the divestiture of certain rights and assets related to the DePuy trauma business. The positive impact on the Orthopaedics franchise operational sales growth due to the newly acquired products from Synthes, Inc. net of the related divestiture was 12.3%.

The Vision Care franchise achieved operational sales growth of 1.9% as compared to the prior year fiscal second quarter. The growth was driven by daily lenses and astigmatism lenses partially offset by lower sales of reusable lenses.

The Diabetes Care franchise achieved operational sales growth of 2.9% as compared to the prior year fiscal second quarter. Growth was driven by sales outside the U.S. with strong sales results in the emerging markets, partially offset by lower sales in certain developed markets.

The Specialty Surgery franchise achieved operational growth of 7.8% as compared to the prior year fiscal second quarter. Incremental sales from the acquisition of SterilMed and sales of energy and biosurgery products, were the major contributors to the growth.

The Diagnostics franchise experienced an operational sales decline of 3.8% as compared to the prior year. The decline was primarily due to lower sales in donor screening in the U.S.

The Cardiovascular Care franchise experienced an operational sales decline of 10.9% as compared to the prior year fiscal second quarter. Sales were impacted by the Company’s decision to exit the drug-eluting stent market in the second quarter of 2011 and lower sales of endovascular products, impacted by competitive launches and a disruption in the supply chain. The decline in sales was partially offset by strong growth in Biosense Webster's electrophysiology business. Sales for drug-eluting stents were approximately 1% and 11% of the total Cardiovascular Care franchise sales in the fiscal second quarters of 2012 and 2011, respectively. Sales for drug-eluting stents were approximately 2% and 15% of the total Cardiovascular Care franchise sales in the first fiscal six months of 2012 and 2011, respectively.

The Infection Prevention/Other franchise achieved operational sales growth of 2.3% as compared to the prior year fiscal second quarter.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income first fiscal six months of 2012 decreased to $7.1 billion as compared to $7.9 billion in the first fiscal six months of 2011, a decrease of 10.7%. Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2012 decreased to $2.0 billion as compared to $3.4 billion in the fiscal second quarter of 2011, a decrease of 40.5%. Both periods in 2012 were unfavorably impacted by $1.4 billion attributed to intangible asset write-downs and in-process research and development, primarily related to the Crucell vaccine business and higher net litigation expense of $0.4 billion in the the fiscal second quarter and $0.1 billion in the first fiscal six months versus the prior year. In addition, the fiscal second quarter and the first fiscal six months of 2012 included higher costs related to the Synthes acquisition of $0.7 billion and $0.6 billion, respectively. Consolidated earnings before provision for taxes on income was favorably impacted by operating expenses of approximately $0.3 billion in the fiscal second quarter of 2012 and $0.4 billion in the first fiscal six months of 2012 primarily due to cost containment initiatives in selling, marketing and administrative expenses and the discontinuation of clinical development for the NEVO™ Sirolimus-Eluting Coronary Stent in research and development expense. The first fiscal six months of 2012 included higher gains of $0.2 billion, recorded in other income, as compared to the first fiscal six months of 2011. The fiscal second quarter and the first fiscal six months of 2011 included a $0.7 billion restructuring expense related to the Cardiovascular Care business and costs of $0.1 billion and $0.2 billion, respectively, related to the DePuy ASR™ Hip recalls. All other items decreased consolidated earnings before provision for taxes on income for the first fiscal six months of 2012 by approximately $0.2 billion, of which no single item was significant.

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2012 increased to 30.8% from 30.4% of sales as compared to the same period a year ago. The increase of costs of products sold was the result of the $0.2 billion of ongoing remediation in the Consumer OTC business and unfavorable mix partially offset by a 2011 restructuring charge of $0.1 billion related to the cardiovascular business. The consolidated costs of products sold for the fiscal second quarter of 2012 at 31.2% of sales was flat to the prior year.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2012 decreased to 30.6% from 31.3% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2012 decreased to 30.1% from 31.4% of sales as compared to the same period a year ago. The decrease of approximately $0.2 billion and $0.3 billion in the fiscal second quarter and first fiscal six months of 2012, respectively, was primarily due to cost containment initiatives across many of the businesses.

Research & Development Expense

Research & development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research & development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the first fiscal six months of 2012 were $3.4 billion, which was a decrease of 5.8% in spending as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal second quarter of 2012 were $1.8 billion which was a decrease of 6.2% in spending as compared to the same period a year ago. The decrease of approximately $0.1 billion and $0.2 billion in the fiscal second quarter and first fiscal six months of 2012, respectively, was primarily due to the discontinuation of the clinical development program for the NEVO™ Sirolimus-Eluting Coronary Stent and timing of expenditures.

In-Process Research and Development

Beginning in 2009, in accordance with U.S. GAAP for business combinations, purchased in-process research and development (IPR&D) is no longer expensed at the time of acquisition but capitalized as an asset and tested for impairment. During the fiscal second quarter of 2012, the Company recorded a charge for the partial impairment of the IPR&D related to the Crucell vaccine business in the amount of $0.4 billion. This charge relates to development projects which have been recently discontinued or delayed.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, gains and losses relating to non-controlling interests, litigation settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months of 2012, was unfavorable by $1.2 billion as compared to the same period a year ago. The change in other (income) expense, net for the fiscal second quarter of 2012, was unfavorable by $1.8 billion as compared to the same period a year ago. Both periods in 2012 were unfavorably impacted by $0.9 billion attributed to write-downs of intangible assets, primarily related to the Crucell vaccine business and higher net litigation expense of $0.4 billion in the fiscal second quarter and $0.1 billion in the first fiscal six months versus the prior year. In addition, the fiscal second quarter and the first fiscal six months of 2012 included higher costs related to the Synthes acquisition of $0.7 billion and $0.6 billion, respectively. The first fiscal six months of 2012 included higher gains of $0.2 billion as compared to the first fiscal six months of 2011, primarily related to a gain on the divestiture of BYSTOLIC®(nebivolol) in 2012 and a gain related to the Company's initial investment in Crucell in 2011. The fiscal second quarter and the first fiscal six months of 2011 included $0.1 billion and $0.2 billion, respectively, of DePuy ASR™ Hip recall costs.

Restructuring Expense

During the fiscal second quarter of 2011, Cordis Corporation, a subsidiary of Johnson & Johnson, announced the discontinuation of its clinical development program for the NEVO™ Sirolimus-Eluting Coronary Stent and cessation of the manufacture and marketing of CYPHER® and CYPHER SELECT® Plus Sirolimus-Eluting Coronary Stents by the end of 2011. The Company recorded a pre-tax charge of $0.7 billion, of which $0.1 billion is included in cost of products sold.

OPERATING PROFIT BY SEGMENT

Consumer Segment

Operating profit for the Consumer segment as a percent to sales in the first fiscal six months of 2012 was 10.1% versus 15.0% for the same period a year ago. Operating profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2012 was 7.4% versus 14.5% for the same period a year ago. Both periods in 2012 were unfavorably impacted by $0.3 billion attributed to intangible asset write-downs and approximately $0.2 billion due to unfavorable product mix and remediation costs associated with the McNEIL-PPC consent decree. This was partially offset by cost containment initiatives realized in selling, marketing and administrative expenses in both periods of 2012.

Pharmaceutical Segment

Operating profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2012 was 25.0% versus 31.9% for the same period a year ago. Operating profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2012 was 8.2% versus 27.5% for the same period a year ago. Both periods in 2012 were unfavorably impacted by $0.9 billion attributed to the write-down of intangible assets and in-process research and development, primarily related to the Crucell vaccine business and higher net litigation expense of $0.4 billion in the the fiscal second quarter and $0.1 billion in the first fiscal six months versus the prior year. This was partially offset by favorable operating expenses primarily related to cost containment initiatives. The first fiscal six months of 2012 included higher gains of $0.2 billion, primarily related to the divestiture of BYSTOLIC®(nebivolol) recorded in other income.

Medical Devices and Diagnostics Segment

Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2012 was 30.5% versus 24.8% for the same period a year ago. Operating profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2012 was 28.6% versus 19.4% for the same period a year ago. The first fiscal six months and the fiscal second quarter of 2012 included integration costs of $0.2 billion associated with the acquisition of Synthes, Inc. and $0.1 billion attributed to the write-down of intangible assets. Operating expenses were favorably impacted by cost containment initiatives of approximately $0.1 billion and $0.3 billion in the fiscal second quarter and the first fiscal six months of 2012, respectively. The first fiscal six months and the fiscal second quarter of 2011 included a $0.7 billion restructuring expense related to the Cardiovascular Care business and costs of $0.2 billion and $0.1 billion, respectively, related to DePuy ASR™ Hip recall costs.

Interest (Income) Expense

Interest income decreased in both the first fiscal six months and the fiscal second quarter of 2012 as compared to the same period a year ago, due to lower rates of interest earned and lower average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $16.9 billion at the end of the fiscal second quarter of 2012. This is a decrease of $12.8 billion from the same period a year ago. The decline in the average cash balance was due to the acquisition of Synthes,

Inc. partially offset by cash generated from operating activities.

Interest expense increased slightly as a percent to sales in both the first fiscal six months and the fiscal second quarter of 2012 as compared to the same period a year ago due to a higher average debt balance. At the end of the fiscal second quarter of 2012, the Company’s debt position was $17.6 billion compared to $18.7 billion from the same period a year ago. The reduction in debt in the first fiscal six months of 2012 of approximately $2.0 billion was primarily due to a reduction in commercial paper.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal six months of 2012 and 2011 were 24.9% and 21.2%, respectively. The higher effective tax rate in 2012 as compared to 2011 was primarily due to lower tax rates associated with Synthes integration and transaction costs and litigation accruals, which added 2.8 points to the effective tax rate. The expiration of the Research and Development tax credit at year end 2011 increased the 2012 tax rate by 0.6 points.

As of July 1, 2012, the Company had approximately $3.0 billion of liabilities from unrecognized tax benefits. The Company does not expect that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $14.0 billion at the end of the fiscal second quarter of 2012 as compared with $24.5 billion at the fiscal year end of 2011. The primary uses of cash that contributed to the $10.5 billion decrease were approximately $13.4 billion net cash used by investing activities and $4.6 billion used by financing activities partially offset by $7.5 billion generated from operating activities.

Cash flow from operations of $7.5 billion was the result of $5.3 billion of net earnings and $2.9 billion of non-cash charges primarily related to depreciation and amortization, intangible asset write-downs, stock-based compensation, and deferred tax provision reduced by $0.7 billion related to changes in assets and liabilities, net of effects from acquisitions.

Investing activities use of $13.4 billion was primarily for acquisitions, net of cash acquired of $17.7 billion and $1.1 billion for additions to property, plant and equipment partially offset by net sales of investments in marketable securities of $4.7 billion and $0.7 billion of proceeds from the disposal of assets.

Financing activities use of $4.6 billion was primarily for dividends to shareholders of $3.2 billion and net retirement of short and long-term debt of $2.3 billion partially offset by $1.1 billion of net proceeds from stock options exercised/excess tax benefits.

In the fiscal second quarter of 2012, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends
On April 26, 2012, the Board of Directors declared a regular cash dividend of $0.61 per share, which was paid on June 12, 2012 to shareholders of record as of May 29, 2012.

On July 16, 2012, the Board of Directors declared a regular cash dividend of $0.61 per share payable on September 11, 2012 to shareholders of record as of August 28, 2012. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Recent economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.0 billion as of July 1, 2012 and approximately $2.4 billion as of January 1, 2012. Approximately $1.3 billion as of July 1, 2012 and approximately $1.4 billion as of January 1, 2012 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers were approximately $0.7 billion at July 1, 2012 and $1.0 billion at January 1, 2012. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions as necessary. During the fiscal second quarter of 2012, approximately 60% of the receivables from government owned or supported health care customers in Spain were collected.
OTHER INFORMATION

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued guidance and amendments related to testing indefinite lived intangible assets for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to determine the fair value. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This update will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. This adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB guidance and amendments issued related to goodwill impairment testing. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

During the fiscal first quarter of 2012, the Company adopted the FASB amendment to the disclosure requirements for presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement. For the Consolidated Statements of Comprehensive Income see page 6.

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

Risks and uncertainties include, but are not limited to, general industry conditions and competition; economic factors, such as interest rate and currency exchange rate fluctuations; technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; significant litigation or government action adverse to the Company; impact of business combinations; financial distress and bankruptcies experienced by significant customers and suppliers; changes to governmental laws and regulations and U.S. and foreign health care reforms; trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; changes in behavior and spending patterns of purchasers of health care products and services; financial instability of international economies and sovereign risk; disruptions due to natural disasters; manufacturing difficulties or delays; product efficacy or safety concerns resulting in product recalls or regulatory action.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2012 pursuant to the accelerated share repurchase agreement, in connection with the acquisition of Synthes, Inc.

	Total Number of Shares Purchased	Average Price Paid per Share
Fiscal Month
April 2, 2012 through April 29, 2012	—	$—
April 30, 2012 through May 27, 2012	—	$—
May 28, 2012 through July 1, 2012	203,740,056	$63.08
Total	203,740,056

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: August 1, 2012	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2012	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)