Form 10-K
period 2012-12-30
JOHNSON & JOHNSON
filed 2013-02-22
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012	Commission file number 1-3215
JOHNSON & JOHNSON
(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $186 billion.
On February 19, 2013, there were 2,795,319,117 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2012 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2013 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.	BUSINESS
General
Johnson & Johnson and its subsidiaries (the "Company") have approximately 127,600 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 275 operating companies conducting business in virtually all countries of the world. The Company’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
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
Segments of Business
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices and Diagnostics. Additional information required by this item is incorporated herein by reference to the narrative and tabular descriptions of segments and operating results under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.
Consumer
The Consumer segment includes a broad range of products used in the baby care, skin care, oral care, wound care and women’s health care fields, as well as nutritional and over-the-counter pharmaceutical products, and wellness and prevention platforms. The Baby Care franchise includes the JOHNSON’S® Baby line of products. Major brands in the Skin Care franchise include the AVEENO®; CLEAN & CLEAR®; JOHNSON’S® Adult; NEUTROGENA®; RoC®; LUBRIDERM®; DABAO™; and VENDÔME® product lines. Brands in the Oral Care franchise include the LISTERINE® and REMBRANDT® oral care lines, as well as REACH® interdental products. The Wound Care franchise includes BAND-AID® brand adhesive bandages and NEOSPORIN® First Aid products. Major brands in the Women’s Health franchise are CAREFREE® pantiliners; o.b.® tampons and STAYFREE® sanitary protection products. The principal nutritional line is SPLENDA® No Calorie Sweetener. Over-the-counter medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and PEPCID® AC® Acid Controller. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.
Pharmaceutical
The Pharmaceutical segment includes products in the following areas: anti-infective, antipsychotic, contraceptive, gastrointestinal, hematology, immunology, infectious diseases, neurology, oncology, pain management, thrombosis and vaccines. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; STELARA® (ustekinumab), a treatment for adults with moderate to severe plaque psoriasis; SIMPONI® (golimumab), a treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, and active ankylosing spondylitis; VELCADE® (bortezomib), a treatment for multiple myeloma; ZYTIGA® (abiraterone acetate), a treatment for metastatic castration-resistant prostate cancer; PREZISTA® (darunavir), INTELENCE® (etravirine) and EDURANT® (rilpivirine), treatments for HIV/AIDS; INCIVO® (telaprevir), for the treatment of hepatitis C; NUCYNTA® ER (tapentadol) extended release tablets, a treatment for moderate to severe chronic pain in adults and neuropathic pain associated with diabetic peripheral neuropathy in adults; INVEGA® SUSTENNA® (paliperidone palmitate), for the acute and maintenance treatment of schizophrenia in adults; INVEGA® (paliperidone) extended-release tablets, for the treatment of of schizophrenia and schizoaffective disorder; RISPERDAL® CONSTA® (risperidone), a treatment for the management of Bipolar I Disorder and schizophrenia; XARELTO®  (rivaroxaban), an oral anticoagulant for the prevention of thrombosis following total hip or knee replacement surgery, for the prevention of stroke in patients with atrial fibrillation, for the treatment of pulmonary embolism (PE) or deep vein thrombosis (DVT) or to reduce the risk of recurrence of DVT or PE following an initial six months of treatment for acute venous thromboembolism; PROCRIT® (epoetin alfa, sold outside the U.S. as EPREX®), to stimulate red blood cell production; LEVAQUIN® (levofloxacin) for the treatment of bacterial infections;

CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; ACIPHEX®/PARIET®, a proton pump inhibitor co-marketed with Eisai Inc.; and DURAGESIC®/ (fentanyl transdermal system) CII, sold outside the U.S. as DUROGESIC®, a treatment for chronic pain that offers a novel delivery system.
Medical Devices and Diagnostics
The Medical Devices and Diagnostics segment includes a broad range of products used principally in the professional fields by physicians, nurses, hospitals, and clinics. These include products to treat cardiovascular disease; orthopaedic and neurological products; blood glucose monitoring and insulin delivery products; general surgery, biosurgical, and energy products; professional diagnostic products; infection prevention products; and disposable contact lenses. These products are distributed to wholesalers, hospitals and retailers both directly and through surgical supply and other distributors.
Geographic Areas
The business of Johnson & Johnson is conducted by more than 275 operating companies located in 60 countries, including the United States, which sell products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “— Segments of Business — Consumer,” “— Pharmaceutical” and “— Medical Devices and Diagnostics.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those developed in the United States, but also those developed by subsidiaries abroad.
Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by restrictive economic policies and political uncertainties.
Raw Materials
Raw materials essential to the Company's business are generally readily available from multiple sources. Where there are exceptions, the temporary unavailability of those raw materials would not likely have a material adverse effect on the financial results of the Company.
Patents and Trademarks
The Company's subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to their products and manufacturing processes, which in the aggregate are believed to be of material importance to the Company in the operation of its businesses. Sales of the Company’s largest product, REMICADE® (infliximab), accounted for approximately 9.1% of the Company's total revenues for fiscal 2012. Accordingly, the patents related to this product are believed to be material to the Company.
In June of 2011, LEVAQUIN® lost market exclusivity and became subject to generic competition in the United States. Sales of LEVAQUIN®, in the United States, declined approximately 94% in 2012 as compared to 2011.
The Company’s subsidiaries have made a practice of selling their products under trademarks and of obtaining protection for these trademarks by all available means. These trademarks are protected by registration in the United States and other countries where such products are marketed. The Company considers these trademarks in the aggregate to be of material importance in the operation of its businesses.
Seasonality
Worldwide sales do not reflect any significant degree of seasonality; however, spending has been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research and development activity.
Competition
In all of their product lines, the Company's subsidiaries compete with companies both locally and globally, throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products is important to the Company’s success in all areas of its business. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research and in maintaining sales forces. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.

Research and Development
Research activities represent a significant part of the Company’s businesses. Research and development expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities amounted to $7.7 billion, $7.5 billion and $6.8 billion for fiscal years 2012, 2011 and 2010, respectively. Major research facilities are located not only in the United States, but also in Belgium, Brazil, Canada, China, France, Germany, India, Israel, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom.
Environment
The Company is subject to a variety of U.S. and international environmental protection measures. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. The Company’s compliance with these requirements did not during the past year, and is not expected to, have a material effect upon its capital expenditures, cash flows, earnings or competitive position.
Regulation
Most of the Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the "FDA") continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.
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
Following the U.S. Supreme Court decision in June 2012 upholding the Patient Protection and Affordable Care Act (the "ACA"), there has been an increase in the pace of regulatory issuances by those U.S. government agencies designated to carry out the extensive requirements of the ACA.   These have both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of the ACA will ultimately affect the industry.
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls.
In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Available Information
The Company’s main corporate website address is www.jnj.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/governance/materials.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory, Compliance & Government Affairs Committee and the Science, Technology & Sustainability Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees, Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at the www.investor.jnj.com/governance/materials.cfm website address and will be provided without charge to any shareholder submitting a written request, as provided above.

Item 1A.RISK FACTORS
Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statements in this Report are set forth in Exhibit 99 to this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
The Company's subsidiaries operate 146 manufacturing facilities occupying approximately 21.6 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	7,335
Pharmaceutical	7,061
Medical Devices and Diagnostics	7,248
Worldwide Total	21,644
Within the United States, 8 facilities are used by the Consumer segment, 8 by the Pharmaceutical segment and 35 by the Medical Devices and Diagnostics segment. The Company’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment. The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	51	6,346
Europe	43	7,937
Western Hemisphere, excluding U.S.	17	3,465
Africa, Asia and Pacific	35	3,896
Worldwide Total	146	21,644
In addition to the manufacturing facilities discussed above, Johnson & Johnson and its subsidiaries maintain numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under “Business — Research and Development.”
The Company's subsidiaries generally seek to own their manufacturing facilities, although some, principally in locations abroad, are leased. Office and warehouse facilities are often leased.
The Company is committed to maintaining all of its properties in good operating condition and repair, and the facilities are well utilized.
McNEIL-PPC, Inc. continues to operate under a consent decree signed in 2011 with the FDA, which governs certain McNeil Consumer Healthcare manufacturing operations. McNEIL-PPC, Inc. continues to operate the manufacturing facilities in Las Piedras, Puerto Rico and Lancaster, Pennsylvania; however, production volumes from these facilities continue to be impacted by additional review and approval processes required under the consent decree. The Company expects this to continue throughout most of 2013. Plants operating under the consent decree will produce a simplified portfolio focused on key brands. The Fort Washington, Pennsylvania manufacturing site is not in operation at this time. McNeil continues to work on the re-siting of the products previously produced at the Fort Washington facility to other facilities. A discussion of this matter can be found under the heading “Government Proceedings - McNeil Consumer Healthcare” in Note 21 “Legal Proceedings” under “Notes to the Consolidated Financial Statements” of the Annual Report, which is filed as Exhibit 13 to this Report of Form 10-K.
For information regarding lease obligations, see Note 16 “Rental Expense and Lease Commitments” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K. Segment information on additions to property, plant and equipment is contained in Note 18 “Segments of Business and Geographic

Areas” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 3.	LEGAL PROCEEDINGS
The information set forth in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” of the Annual Report is incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K.
In addition, Johnson & Johnson and its subsidiaries are from time to time party to government investigations, inspections or other proceedings relating to environmental matters, including their compliance with applicable environmental laws.  In connection with a routine inspection of a subsidiary's manufacturing facility, the California Department of Toxic Substances Control (the "Department") has alleged violation of regulations dealing with the handling of certain wastes.  The Company believes that adequate defenses to those allegations exist and is presently in discussions with the Department regarding the validity of such allegations. Although the Company cannot predict the ultimate outcome of any proceeding that may be brought regarding these matters, the Company expects that this matter will be resolved without significant penalties or other adverse impact to the Company.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below are the executive officers of the Company as of February 19, 2013, each of whom, unless otherwise indicated below, has been an employee of the Company and held the position indicated during the past five years. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.
Information with regard to the Directors of the Company, including information for Alex Gorsky, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position
Dominic J. Caruso	55	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Peter M. Fasolo	50	Member, Executive Committee; Vice President, Global Human Resources (b)
Alex Gorsky	52	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer
Sandra E. Peterson	54	Member, Executive Committee; Group Worldwide Chairman(c)
Paulus Stoffels	51	Member, Executive Committee; Chief Scientific Officer; Worldwide Chairman, Pharmaceuticals Group(d)
Michael H. Ullmann	54	Member, Executive Committee; Vice President, General Counsel(e)
_______________________________________

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

(b)
Dr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company. He was then named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in September 2010 as the Vice President, Global Human Resources, and in January 2011, he became a Member of the Executive Committee.

(c)
Ms. S. E. Peterson joined the Company in December 2012 as Group Worldwide Chairman and a Member of the Executive Committee, with responsibility for the Consumer Group of Companies, Johnson & Johnson Supply Chain, and Information Technology. Prior to joining Johnson & Johnson, Ms. Peterson had an extensive global career in healthcare, consumer goods and consulting. Most recently, she was Chairman and Chief Executive Officer of Bayer

CropScience AG in Germany, previously serving as President and Chief Executive Officer of Bayer Medical Care and President of Bayer HealthCare AG's Diabetes Care Division. Before joining Bayer in 2005, Ms. Peterson held a number of leadership roles at Medco Health Solutions (previously known as Merck-Medco). Among her responsibilities was the application of information technology to healthcare systems.

(d)
Dr. P. Stoffels joined the Company in 2002 with the acquisition of Virco and Tibotec, where he was Chief Executive Officer of Virco and Chairman of Tibotec. In 2005, he was appointed Company Group Chairman, Global Virology where he led the development of PREZISTA® and INTELENCE®, leading products for the treatment of HIV. In 2006, he assumed the role of Company Group Chairman, Pharmaceuticals, with responsibility for worldwide research and development for the CNS and Internal Medicine Franchises. Dr. Stoffels was appointed Global Head, Research & Development, Pharmaceuticals, in 2009, and in 2011 became Worldwide Chairman, Pharmaceuticals Group, with responsibility for research and development, business development and global strategy and innovation. In October 2012, Dr. Stoffels was appointed Chief Scientific Officer and a Member of the Executive Committee.

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
As of February 19, 2013, there were 169,820 record holders of Common Stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Share Repurchase and Dividends”; “— Other Information — Common Stock Market Prices”; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements”; and “Shareholder Return Performance Graphs” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2012. Pursuant to the accelerated stock repurchase agreements in connection with the acquisition of Synthes, Inc., the Company has not made any purchases of Common Stock on the open market during the fiscal fourth quarter.  The repurchases below represent the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Period	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 28, 2012	126,488	$70.62	-	-
October 29, 2012 through November 25, 2012	58,338	71.49	-	-
November 26, 2012 through December 30, 2012	139,288	70.44	-	-
Total	324,114

Item 6.	SELECTED FINANCIAL DATA
The information called for by this item is incorporated herein by reference to the “Summary of Operations and Statistical Data 2002-2012” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information called for by this item is incorporated herein by reference to the narrative and tabular material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is incorporated herein by reference to the material under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Financing and Market Risk” and Note 1 “Summary of Significant Accounting Policies — Financial Instruments” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by this item is incorporated herein by reference to the Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.  At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Alex Gorsky, Chairman and Chief Executive Officer, and Dominic J. Caruso, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Gorsky and Caruso concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. The information called for by this item is incorporated herein by reference to the material under the caption "Management’s Report on Internal Control Over Financial Reporting" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 30, 2012, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated herein by reference to the material under the captions “Item 1: Election of Directors” and “Stock Ownership and Section 16 Compliance — Section 16(a) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance — Standing Board Committees” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.
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
The information called for by this item is incorporated herein by reference to the material under the captions Corporate Governance — Item 1: Election of Directors — Director Compensation - 2012," "Compensation Committee Report," “Compensation Discussion and Analysis” and "Executive Compensation" in the Proxy Statement.
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
Additional information called for by this item is incorporated herein by reference to the material under the captions “Stock Ownership and Section 16 Compliance” in the Proxy Statement and Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.
Equity Compensation Plan Information
The following table provides certain information as of December 30, 2012 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)(4)
Equity Compensation Plans Approved by Security Holders(1)	166,461,456	$49.70	201,764,610
Equity Compensation Plans Not Approved by Security Holders(2)(3)	7,774	$54.69	—
Total	166,469,230	$49.70	201,764,610
_______________________________________

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: 2000 Stock Option Plan, 2005 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan.

(2)
Included in this category are 7,774 shares of Common Stock of the Company issuable under one equity compensation plan assumed by the Company upon acquisition of Scios, Inc. At the time of the acquisition, options to acquire equity of the acquired company were replaced by options to acquire the Common Stock of the Company. No stock options or equity awards of any type have been made under this plan since the assumption of the plan by the Company, and no further stock options or other equity awards of any type will be made under this plan in the future.

The shares were issued under a plan not approved by shareholders of Scios under the 1996 Scios Non-Officer Stock Option Plan.

(3)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

(4)	The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
(a) The following documents are filed as part of this report:
1. Financial Statements
The following Audited Consolidated Financial Statements and Notes thereto and the material under the caption “Report of Independent Registered Public Accounting Firm” of the Annual Report are incorporated herein by reference and filed as Exhibit 13 to this Report on Form 10-K:
Consolidated Balance Sheets at end of Fiscal Years 2012 and 2011
Consolidated Statements of Earnings for Fiscal Years 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for Fiscal Years 2012, 2011 and 2010
Consolidated Statements of Equity for Fiscal Years 2012, 2011 and 2010
Consolidated Statements of Cash Flows for Fiscal Years 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(Dollars in Millions)

	Balance at Beginning of Period	Accruals	Payments/Other	Balance at End of Period
2012
Accrued Rebates(1)	$2,215	8,973	(8,722)	2,466
Accrued Returns	682	549	(521)	710
Accrued Promotions	396	1,583	(1,544)	435
Subtotal	$3,293	11,105	(10,787)	3,611
Reserve for doubtful accounts	361	127	(22)	466
Reserve for cash discounts	99	1,010	(1,004)	105
Total	$3,753	12,242	(11,813)	4,182
2011
Accrued Rebates(1)	$2,146	8,331	(8,262)	2,215
Accrued Returns	640	560	(518)	682
Accrued Promotions	427	1,774	(1,805)	396
Subtotal	$3,213	10,665	(10,585)	3,293
Reserve for doubtful accounts	340	77	(56)	361
Reserve for cash discounts	110	960	(971)	99
Total	$3,663	11,702	(11,612)	3,753
2010
Accrued Rebates(1)	$1,639	8,400	(7,893)	2,146
Accrued Returns	689	517	(566)	640
Accrued Promotions	429	2,664	(2,666)	427
Subtotal	$2,757	11,581	(11,125)	3,213
Reserve for doubtful accounts	333	130	(123)	340
Reserve for cash discounts	101	1,112	(1,103)	110
Total	$3,191	12,823	(12,351)	3,663
_______________________________________

(1)	Includes reserve for customer rebates of $642 million, $656 million and $701 million at December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2013

JOHNSON & JOHNSON
(Registrant)

By	/s/ A. Gorsky
A. Gorsky, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
.

Signature	Title	Date

/s/ A. Gorsky	Chairman, Board of Directors,	February 21, 2013
A. Gorsky	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 21, 2013
D. J. Caruso

/s/ S. J. Cosgrove	Controller (Principal Accounting Officer)	February 21, 2013
S. J. Cosgrove

/s/ M. S. Coleman	Director	February 21, 2013
M. S. Coleman

/s/ J. G. Cullen	Director	February 21, 2013
J. G. Cullen

/s/ I. E. L. Davis	Director	February 21, 2013
I. E. L. Davis

/s/ M. M. E. Johns	Director	February 21, 2013
M. M. E. Johns

Signature	Title	Date

/s/ S. L. Lindquist	Director	February 21, 2013
S. L. Lindquist

/s/ A. M. Mulcahy	Director	February 21, 2013
A. M. Mulcahy

/s/ L. F. Mullin	Director	February 21, 2013
L. F. Mullin

/s/ W. D. Perez	Director	February 21, 2013
W. D. Perez

/s/ C. Prince	Director	February 21, 2013
C. Prince

/s/ D. Satcher	Director	February 21, 2013
D. Satcher

/s/ A. E. Washington	Director	February 21, 2013
A. E. Washington

/s/ R. A. Williams	Director	February 21, 2013
R. A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
Johnson & Johnson:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2013 appearing in the 2012 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

________________________________________________________
PricewaterhouseCoopers LLP
New York, New York
February 21, 2013

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
3(i)(a)	Restated Certificate of Incorporation effective April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
3(i)(b)
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 20, 1992 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.

3(i)(c)
Certificate of Amendment to the Restated Certificate of Incorporation of the Company effective May 21, 1996 — Incorporated herein by reference to Exhibit 3(a)(iii) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.

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

3(ii)	By-Laws of the Company, as amended effective April 17, 2012 — Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed April 19, 2012.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
10(a)	Stock Option Plan for Non-Employee Directors — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10(b)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 1, 2012.*
10(c)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10(d)
Form of Restricted Shares to Non-Employee Directors under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 25, 2005.*

10(e)
Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*

10(f)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed with the Commission on March 14, 2012 .*
10(g)
Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 of the Registrant’s Form 10-Q Quarterly Report filed May 7, 2012.*

10(h)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
10(i)
Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*

10(j)
Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(k)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10(l)	Amended and Restated Deferred Fee Plan for Directors — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the year ended January 1, 2012.*
10(m)	Executive Income Deferral Plan (Amended and Restated) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(n)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10(o)
Amendments to the Johnson & Johnson Excess Savings Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(p) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(p)	Excess Benefit Plan (Supplemental Retirement Plan) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10(q)
Amendments to the Excess Benefit Plan of Johnson & Johnson and Affiliated Companies effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(r) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(r)	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10(s)	Employment Agreement for Dr. Paulus Stoffels - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(t)	Summary of Employment Arrangements for Sandra E. Peterson — Filed with this document.*
12	Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13
The following sections of the Annual Report to Shareholders for fiscal year 2012, which are incorporated by reference in this report, are deemed “filed”:  “Management's Discussion and Analysis of Results of Operations and Financial Condition”; “Audited Consolidated Financial Statements”; “Supporting Schedules - Summary of Operations and Statistical Data 2002 - 2012”; and “Supporting Schedules - Shareholder Return Performance Graphs” - Filed with this document.

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
101
XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Annual Report on Form 10-K for the fiscal year-ended December 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule II — Valuation and Qualifying Accounts.

_______________________________________

*	Management contract or compensatory plan.
A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.