Form 10-Q
period 2013-06-30
JOHNSON & JOHNSON
filed 2013-08-01
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On July 26, 2013 2,818,073,863 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,307	$14,911
Marketable securities	7,822	6,178
Accounts receivable, trade, less allowances for doubtful accounts $421(2012, $466)	11,614	11,309
Inventories (Note 2)	7,822	7,495
Deferred taxes on income	3,283	3,139
Prepaid expenses and other receivables	3,425	3,084
Total current assets	51,273	46,116
Property, plant and equipment at cost	35,401	34,654
Less: accumulated depreciation	(19,607)	(18,557)
Property, plant and equipment, net	15,794	16,097
Intangible assets, net (Note 3)	27,704	28,752
Goodwill (Note 3)	22,337	22,424
Deferred taxes on income	4,740	4,541
Other assets	2,477	3,417
Total assets	$124,325	$121,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,339	$4,676
Accounts payable	5,687	5,831
Accrued liabilities	6,646	7,299
Accrued rebates, returns and promotions	3,138	2,969
Accrued compensation and employee related obligations	2,001	2,423
Accrued taxes on income	956	1,064
Total current liabilities	23,767	24,262
Long-term debt (Note 4)	9,643	11,489
Deferred taxes on income	3,685	3,136
Employee related obligations	8,996	9,082
Other liabilities	8,569	8,552
Total liabilities	54,660	56,521
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	$3,120
Accumulated other comprehensive income (loss) (Note 7)	(6,810)	(5,810)
Retained earnings	89,449	85,992
Less: common stock held in treasury, at cost (305,655,000 and 341,354,000 shares)	16,094	18,476
Total shareholders’ equity	69,665	64,826
Total liabilities and shareholders' equity	$124,325	$121,347
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	June 30, 2013	Percent to Sales	July 1, 2012	Percent to Sales
Sales to customers (Note 9)	$17,877	100.0%	$16,475	100.0%
Cost of products sold	5,489	30.7	5,143	31.2
Gross profit	12,388	69.3	11,332	68.8
Selling, marketing and administrative expenses	5,376	30.1	4,965	30.1
Research and development expense	1,946	10.9	1,766	10.7
In-process research and development	—	—	429	2.6
Interest income	(17)	(0.1)	(14)	(0.1)
Interest expense, net of portion capitalized	118	0.7	143	0.9
Other (income) expense, net	172	0.9	2,008	12.2
Earnings before provision for taxes on income	4,793	26.8	2,035	12.4
Provision for taxes on income (Note 5)	960	5.4	627	3.9
NET EARNINGS	$3,833	21.4%	$1,408	8.5%
NET EARNINGS PER SHARE (Note 8)
Basic	$1.36		$0.51
Diluted	$1.33		$0.50
CASH DIVIDENDS PER SHARE	$0.66		$0.61
AVG. SHARES OUTSTANDING
Basic	2,809.7		2,747.4
Diluted	2,893.0		2,798.2
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 30, 2013	Percent to Sales	July 1, 2012	Percent to Sales
Sales to customers (Note 9)	$35,382	100.0%	$32,614	100.0%
Cost of products sold	11,043	31.2	10,058	30.8
Gross profit	24,339	68.8	22,556	69.2
Selling, marketing and administrative expenses	10,599	30.0	9,980	30.6
Research and development expense	3,730	10.5	3,411	10.5
In-process research and development	64	0.2	429	1.3
Interest income	(38)	(0.1)	(31)	(0.1)
Interest expense, net of portion capitalized	243	0.7	290	0.9
Other (income) expense, net	687	1.9	1,397	4.3
Earnings before provision for taxes on income	9,054	25.6	7,080	21.7
Provision for taxes on income (Note 5)	1,724	4.9	1,762	5.4
NET EARNINGS	$7,330	20.7%	$5,318	16.3%
NET EARNINGS PER SHARE (Note 8)
Basic	$2.62		$1.94
Diluted	$2.55		$1.91
CASH DIVIDENDS PER SHARE	$1.27		$1.18
AVG. SHARES OUTSTANDING
Basic	2,799.5		2,741.7
Diluted	2,878.8		2,792.4

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net Earnings	$3,833	1,408	7,330	5,318

Other Comprehensive Income (Loss), net of tax
Foreign currency translation	(116)	(1,619)	(1,326)	(796)

Securities:
Unrealized holding gain (loss) arising during period	2	(38)	179	69
Reclassifications to earnings	(289)	—	(289)	(1)
Net change	(287)	(38)	(110)	68

Employee benefit plans:
Prior service cost amortization during period	—	—	2	1
Gain (loss) amortization during period	131	95	260	188
Net change	131	95	262	189

Derivatives & hedges:
Unrealized gain (loss) arising during period	178	(111)	183	(85)
Reclassifications to earnings	(27)	9	(9)	52
Net change	151	(102)	174	(33)

Other Comprehensive Income (Loss)	(121)	(1,664)	(1,000)	(572)

Comprehensive Income (Loss)	$3,712	(256)	6,330	4,746

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarters were as follows for 2013 and 2012, respectively: Securities: $155 million and $20 million; Employee Benefit Plans: $67 million and $49 million; Derivatives & Hedges: $81 million and $55 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2013 and 2012, respectively: Securities: $60 million and $37 million; Employee Benefit Plans: $136 million and $98 million; Derivatives & Hedges: $93 million and $18 million.

Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 30, 2013	July 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,330	$5,318
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,026	1,625
Stock based compensation	423	369
Venezuela currency devaluation	108	—
Asset write-downs	69	1,368
Net gain on equity investment transactions	(401)	—
Deferred tax provision	92	(511)
Accounts receivable allowances	(29)	83
Changes in assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in accounts receivable	(647)	155
Increase in inventories	(547)	(618)
(Decrease)/increase in accounts payable and accrued liabilities	(715)	899
Increase in other current and non-current assets	(437)	(512)
Increase/(Decrease) in other current and non-current liabilities	56	(1,136)

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,328	7,040

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,357)	(1,100)
Proceeds from the disposal of assets	147	690
Acquisitions, net of cash acquired	(174)	(4,324)
Purchases of investments	(8,569)	(5,211)
Sales of investments	7,997	9,883
Other	(16)	(8)

NET CASH USED BY INVESTING ACTIVITIES	(1,972)	(70)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,562)	(3,241)
Repurchase of common stock	—	(12,919)
Proceeds from short-term debt	1,682	2,518
Retirement of short-term debt	(1,274)	(4,780)
Proceeds from long-term debt	6	6
Retirement of long-term debt	(1,504)	(10)
Proceeds from the exercise of stock options/excess tax benefits	1,842	1,148
Other	56	(160)

NET CASH USED BY FINANCING ACTIVITIES	(2,754)	(17,438)

Effect of exchange rate changes on cash and cash equivalents	(206)	(32)
Increase/(decrease) in cash and cash equivalents	2,396	(10,500)
Cash and Cash equivalents, beginning of period	14,911	24,542
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,307	$14,042

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 30, 2013	July 1, 2012
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock associated with the acquisition of Synthes, Inc.	$—	13,335

Acquisitions
Fair value of assets acquired	$192	$18,868
Fair value of liabilities assumed and noncontrolling interests	(18)	(1,209)
Net fair value of acquisitions	174	17,659
Less: Issuance of common stock associated with the acquisition of Synthes, Inc.	—	13,335
Net cash paid for acquisitions	$174	$4,324
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

In July 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial position.

Revision to previously issued Cash Flow Statement related to the Synthes acquisition

As previously disclosed in the third quarter of 2012, a misclassification was identified with respect to the manner in which the Company presented the shares of common stock issued in connection with the acquisition of Synthes, Inc. in the Consolidated Statement of Cash Flows for the six months ended July 1, 2012. The Company determined that the issuance of these shares, including appreciation between June 13, 2012 and June 14, 2012, should have been reported as supplemental non-cash information.  The effect of the misclassification in the Statement of Cash Flows for the six months ended July 1, 2012 resulted in net cash used by investing activities to be overstated by $13.3 billion, net cash used by financing activities to be understated by $12.8 billion and net cash flows from operating activities to be overstated by $0.5 billion. The Company assessed this misclassification and concluded that it was not material to the Company's previously issued financial statements. The revised Consolidated Statement of Cash Flows for the six month period ended July 1, 2012 is included in this Form 10-Q. The Company's Consolidated Statements of Earnings for the fiscal second quarter and fiscal six months ended July 1, 2012 and the Consolidated Balance Sheet as of July 1, 2012 remain unchanged.

NOTE 2 — INVENTORIES

(Dollars in Millions)	June 30, 2013	December 30, 2012
Raw materials and supplies	$1,332	1,416
Goods in process	2,604	2,262
Finished goods	3,886	3,817
Total inventories	$7,822	7,495

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

(Dollars in Millions)	June 30, 2013	December 30, 2012
Intangible assets with definite lives:
Patents and trademarks — gross	$8,878	8,890
Less accumulated amortization	3,647	3,416
Patents and trademarks — net	5,231	5,474
Customer relationships and other intangibles — gross	18,539	18,755
Less accumulated amortization	4,410	4,030
Customer relationships and other intangibles — net	14,129	14,725
Intangible assets with indefinite lives:
Trademarks	7,501	7,648
Purchased in-process research and development	843	905
Total intangible assets with indefinite lives	8,344	8,553
Total intangible assets — net	$27,704	28,752

Goodwill as of June 30, 2013 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at December 30, 2012	$8,519	1,792	12,113	22,424
Acquisitions	80	—	9	89
Currency translation/Other	(188)	(14)	26	(176)
Goodwill, net as of June 30, 2013	$8,411	1,778	12,148	22,337

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets was $653 million and $488 million for the fiscal six months ended June 30, 2013 and July 1, 2012, respectively. The estimated amortization expense for the five succeeding years approximates $1,300 million, before tax, per year. Amortization expense is included in cost of products sold.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third-party purchases of materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of June 30, 2013, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $25.0 billion and $2.4 billion, respectively.

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

As of June 30, 2013, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $182 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal second quarters in 2013 and 2012:

	Gain/(Loss) Recognized in Accumulated OCI(1)		Gain/(Loss) Reclassified from Accumulated OCI into Income(1)		Gain/(Loss) Recognized in Other Income/Expense(2)
	Fiscal Second Quarters Ended
Cash Flow Hedges by Income Statement Caption	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
(Dollars in Millions)
Sales to customers(3)	$34	(42)	10	(10)	—	(1)
Cost of products sold(3)	173	(97)	38	(13)	6	1
Research and development expense(3)	(17)	30	(14)	11	—	—
Interest (income)/Interest expense, net(4)	18	(41)	(2)	(6)	—	—
Other (income)expense, net(3)	(30)	39	(5)	9	(1)	(1)
Total	$178	(111)	27	(9)	5	(1)

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal six months in 2013 and 2012:

	Gain/(Loss) Recognized in Accumulated OCI(1)		Gain/(Loss) Reclassified from Accumulated OCI into Income(1)		Gain/(Loss) Recognized in Other Income/Expense(2)
	Fiscal Six Months Ended
Cash Flow Hedges by Income Statement Caption	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
(Dollars in Millions)
Sales to customers(3)	$(3)	(14)	7	(30)	—	—
Cost of products sold(3)	178	(39)	21	(34)	4	—
Research and development expense(3)	(7)	11	(17)	13	(3)	—
Interest (income)/Interest expense, net(4)	8	(42)	(4)	(9)	—	—
Other (income)expense, net(3)	7	(1)	2	8	(1)	(1)
Total	$183	(85)	9	(52)	—	(1)

All amounts shown in the tables above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal second quarters ended June 30, 2013 and July 1, 2012, a gain of $94 million and a loss of $17 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

For the first fiscal six months ended June 30, 2013 and July 1, 2012, a gain of $50 million and a loss of $26 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 30, 2013 and December 30, 2012 were as follows:

	June 30, 2013				December 30, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(2)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	$—	693	—	693	423
Cross currency interest rate swaps(3)	—	59	—	59	98
Total	—	752	—	752	521
Liabilities:
Foreign exchange contracts	—	163	—	163	252
Cross currency interest rate swaps(4)	—	28	—	28	10
Total	—	191	—	191	262
Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	27	—	27	75
Liabilities:
Foreign exchange contracts	—	66	—	66	23
Other Investments(1)	$295	—	—	295	1,247

(1)	Classified as non-current other assets. The change in the fair value from December 30, 2012 was primarily due to the sale of Elan American Depositary Shares.

(2)	As of December 30, 2012, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,247 million which are classified as Level 1.

(3)	Includes $57 million and $96 million of non-current assets for June 30, 2013 and December 30, 2012, respectively.

(4)	Includes $25 million and $4 million of non-current liabilities for June 30, 2013 and December 30, 2012, respectively.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of June 30, 2013:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$2,947	2,947
Government securities and obligations	19,695	19,695
Corporate debt securities	687	687
Money market funds	1,260	1,260
Time deposits	540	540
Total cash, cash equivalents and current marketable securities	$25,129	25,129

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.
Financial Liabilities

Current Debt	$5,339	5,339
Non-Current Debt
2.15% Notes due 2016	898	933
5.55% Debentures due 2017	1,000	1,162
5.15% Debentures due 2018	898	1,038
4.75% Notes due 2019 (1B Euro 1.3033)	1,298	1,556
3% Zero Coupon Convertible Subordinated Debentures due in 2020	204	298
2.95% Debentures due 2020	542	560
3.55% Notes due 2021	446	472
6.73% Debentures due 2023	250	327
5.50% Notes due 2024 (500 GBP 1.5248)	757	913
6.95% Notes due 2029	296	399
4.95% Debentures due 2033	500	556
5.95% Notes due 2037	995	1,240
5.85% Debentures due 2038	700	859
4.50% Debentures due 2040	539	562
4.85% Notes due 2041	298	322
Other	22	22
Total Non-Current Debt	$9,643	11,219

The weighted average effective interest rate on non-current debt is 5.10%.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal six months of 2013 and 2012 were 19.0% and 24.9%, respectively. The lower effective tax rate in 2013 as compared to 2012 was primarily due to the inclusion of the benefit from the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provisions from the 2012 fiscal year and increases in taxable income in lower tax jurisdictions relative to higher tax jurisdictions. The higher effective tax rate in 2012 was also due to lower tax rates associated with the deductions for Synthes integration and transaction costs and litigation accruals, which added approximately 3.0 points to the tax rate. The R&D tax credit and the CFC look-through provisions were enacted into law in January 2013 and were retroactive to January 1, 2012. The entire 2012 R&D tax credit and the CFC look-through provisions were reflected in the fiscal six months of 2013 and decreased the tax rate by 1.2 points. Additionally, the quarterly impact of the 2013 R&D tax credit and the CFC look-through provisions is reflected in the 2013 fiscal six months financial results.

As of June 30, 2013, the Company had approximately $2.9 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months, including the U.S. Internal Revenue Service audit related to tax years 2006-2009. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2013 and 2012 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Second Quarters Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$205	168	50	45
Interest cost	227	219	38	41
Expected return on plan assets	(361)	(308)	(2)	(1)
Amortization of prior service credit	(1)	—	—	(1)
Recognized actuarial losses	172	124	27	20
Net periodic benefit cost	$242	203	113	104

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2013 and 2012 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$411	329	98	89
Interest cost	455	441	75	82
Expected return on plan assets	(724)	(620)	(3)	(2)
Amortization of prior service cost/(credit)	3	2	(1)	(2)
Recognized actuarial losses	340	248	55	38
Curtailments and settlements	—	(1)	—	—
Net periodic benefit cost	$485	399	224	205

Company Contributions

For the first fiscal six months ended June 30, 2013, the Company contributed $25 million and $18 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	on	Benefit	on Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities (1)	Plans (2)	& Hedges (3)	Income (Loss)
December 30, 2012	$(296)	195	(5,717)	8	(5,810)
Net change	(1,326)	(110)	262	174	(1,000)
June 30, 2013	$(1,622)	85	(5,455)	182	(6,810)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries. For additional details on comprehensive income see the Consolidated Statements of Comprehensive Income.

Details on reclassifications out of Accumulated Other Comprehensive Income:

(1)	Gain/(Loss) on Securities - reclassifications released to other (income) expense, net.

(2)	Employee Benefit Plans - reclassifications are included in net periodic benefit cost. See Note 6 for additional details.

(3)	Gain/(Loss) on Derivatives & Hedges - reclassifications to earnings are recorded in the same account as the hedged transaction. See Note 4 for additional details.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 30, 2013 and July 1, 2012:

	Fiscal Second Quarters Ended
(Shares in Millions)	June 30, 2013	July 1, 2012
Basic net earnings per share	$1.36	$0.51
Average shares outstanding — basic	2,809.7	2,747.4
Potential shares exercisable under stock option plans	162.5	138.1
Less: shares which could be repurchased under treasury stock method	(115.2)	(104.1)
Convertible debt shares	3.5	3.6
Accelerated share repurchase program	32.5	13.2
Average shares outstanding — diluted	2,893.0	2,798.2
Diluted earnings per share	$1.33	$0.50

The diluted earnings per share calculation for both fiscal second quarters ended June 30, 2013 and July 1, 2012 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal second quarter ended June 30, 2013 and July 1, 2012 included the dilutive effect of 32.5 million shares and 13.2 million shares, respectively, related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc. See Note 10 to the Consolidated Financial Statements for additional details. A $1 increase/decrease in the volume weighted average share price would impact this estimate by approximately 2.3 million shares.

The diluted earnings per share calculation for the fiscal second quarter ended June 30, 2013 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock during the quarter. The diluted earnings per share calculation for the fiscal second quarter ended July 1, 2012, excluded 57 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the first fiscal six months ended June 30, 2013 and July 1, 2012:

	Fiscal Six Months Ended
(Shares in Millions)	June 30, 2013	July 1, 2012
Basic net earnings per share	$2.62	$1.94
Average shares outstanding — basic	2,799.5	2,741.7
Potential shares exercisable under stock option plans	163.0	138.0
Less: shares which could be repurchased under treasury stock method	(119.7)	(104.1)
Convertible debt shares	3.5	3.6
Accelerated share repurchase program	32.5	13.2
Average shares outstanding — diluted	2,878.8	2,792.4
Diluted earnings per share	$2.55	$1.91

The diluted earnings per share calculation for both fiscal six months ended June 30, 2013 and July 1, 2012 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal six months ended June 30, 2013 and July 1, 2012 included the dilutive effect of 32.5 million shares and 13.2 million shares, respectively, related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc. See Note 10 to the Consolidated Financial Statements for additional details. A $1 increase/decrease in the volume weighted average share price would impact this estimate by approximately 2.3 million shares.

The diluted earnings per share calculation for the fiscal six months ended June 30, 2013 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock during the quarter. The diluted earnings per share calculation for the fiscal six months ended July 1, 2012, excluded 57 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change

Consumer
United States	$1,326	$1,313	1.0%
International	2,332	2,306	1.1
Total	3,658	3,619	1.1
Pharmaceutical
United States	3,377	3,094	9.1
International	3,648	3,197	14.1
Total	7,025	6,291	11.7
Medical Devices & Diagnostics
United States	3,243	2,953	9.8
International	3,951	3,612	9.4
Total	7,194	6,565	9.6
Worldwide
United States	7,946	7,360	8.0
International	9,931	9,115	9.0
Total	$17,877	$16,475	8.5%

	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change

Consumer
United States	$2,674	$2,629	1.7%
International	4,659	4,585	1.6
Total	7,333	7,214	1.6
Pharmaceutical
United States	6,848	6,120	11.9
International	6,945	6,304	10.2
Total	13,793	12,424	11.0
Medical Devices & Diagnostics
United States	6,449	5,830	10.6
International	7,807	7,146	9.2
Total	14,256	12,976	9.9
Worldwide
United States	15,971	14,579	9.5
International	19,411	18,035	7.6
Total	$35,382	$32,614	8.5%

SEGMENT PRE-TAX PROFIT

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change
Consumer (1)	$511	$267	91.4%
Pharmaceutical (2)	2,992	515	481.0
Medical Devices & Diagnostics(3)	1,517	1,875	(19.1)
Segments operating profit	5,020	2,657	88.9
Less: Expense not allocated to segments(4)	227	622
Worldwide income before taxes	$4,793	$2,035	135.5%

	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change
Consumer (1)	$1,058	$729	45.1%
Pharmaceutical (2)	5,409	3,106	74.1
Medical Devices & Diagnostics (3)	3,035	3,953	(23.2)
Segments operating profit	9,502	7,788	22.0
Less: Expense not allocated to segments (4)	448	708
Worldwide income before taxes	$9,054	$7,080	27.9%

(1) Includes a gain on the sale of intangible and other assets of $55 million recorded in the first fiscal six months of 2013. Includes intangible asset write-downs of $294 million recorded in the fiscal second quarter and the first fiscal six months of 2012.
(2) Includes litigation expense of $178 million recorded in the first fiscal six months of 2013 and a net gain of $420 million on equity investment transactions, primarily the sale of Elan American Depositary Shares in the fiscal second quarter and first fiscal six months of 2013. Includes litigation expense of $658 million, intangible asset write-downs of $499 million and in-process research and development charges of $429 million recorded in the fiscal second quarter and the first fiscal six months of 2012.
(3) Includes litigation expense of $375 million, Synthes integration/transaction costs of $122 million and $69 million for the ASRTM Hip program in the fiscal second quarter of 2013. Includes litigation expense of $720 million, Synthes integration/transaction costs of $380 million, an in-process research and development write-down of $64 million and $82 million for the ASRTM Hip program in the first fiscal six months of 2013. Includes Synthes integration/transaction costs of $192 million and $223 million recorded in the fiscal second quarter and first fiscal six months of 2012, respectively, and intangible asset write-downs of $146 million recorded in the fiscal second quarter and first fiscal six months of 2012.
(4) Amounts not allocated to segments include interest income/(expense), noncontrolling interests and general corporate income/expense. The first fiscal six months of 2013 includes litigation expense of $6 million. The fiscal second quarter and first fiscal six months of 2012 includes currency losses related to the Synthes acquisition of $382 million and $234 million, respectively, and litigation expense of $11 million recorded in the fiscal second quarter and the first fiscal six months of 2012.

SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change
United States	$7,946	$7,360	8.0%
Europe	4,672	4,165	12.2
Western Hemisphere, excluding U.S.	1,905	1,728	10.2
Asia-Pacific, Africa	3,354	3,222	4.1
Total	$17,877	$16,475	8.5%

	Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2013	July 1, 2012	Percent Change
United States	$15,971	$14,579	9.5%
Europe	9,153	8,359	9.5
Western Hemisphere, excluding U.S.	3,688	3,442	7.1
Asia-Pacific, Africa	6,570	6,234	5.4
Total	$35,382	$32,614	8.5%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal second quarter of 2013, the Company announced a definitive agreement to acquire Aragon Pharmaceuticals, Inc., a privately-held, pharmaceutical discovery and development company focused on drugs to treat hormonally-driven cancers. Under the terms of the agreement, the Company will make an upfront cash payment of $650 million, plus additional contingent payments of up to $350 million based on reaching predetermined milestones.  The transaction is expected to close in the fiscal third quarter of 2013.

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

The stock portion of the merger consideration consisted of shares of Johnson & Johnson common stock purchased by Janssen Pharmaceutical, from two banks, pursuant to two accelerated share repurchase (ASR) agreements dated June 12, 2012. On June 13, 2012, Janssen Pharmaceutical purchased an aggregate of approximately 203.7 million shares of Johnson & Johnson common stock at an initial purchase price of $12.9 billion under the ASR agreements, with all of the shares delivered to Janssen Pharmaceutical on June 13, 2012.  Final settlement of the transactions under each ASR agreement is expected to occur in either stock or cash in the third quarter of 2013. Based on the theoretical settlement of the ASR agreements, an additional 32.5 million shares would be issued, or approximately $2.8 billion in cash would be used, to settle the ASR agreements as of June 30, 2013.

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

The following table summarizes the consideration transferred to acquire Synthes, Inc. valued on the acquisition date of June 14, 2012:

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

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The following table presents the amounts recognized for assets acquired and liabilities assumed as of the acquisition date with adjustments made through June 30, 2013:

(Dollars in Millions)
Cash & Cash equivalents	$2,749
Inventory	1,194
Accounts Receivable, net	738
Other current assets	238
Property, plant and equipment	1,253
Goodwill	6,074
Intangible assets	12,861
Other non-current assets	46
Total Assets Acquired	25,153

Current liabilities	1,081
Deferred Taxes	3,506
Other non-current liabilities	329
Total Liabilities Assumed	4,916

Net Assets Acquired	$20,237

The adjustments made since the date of acquisition were to account for changes to inventory, based on the results of the physical inventory counts and deferred taxes, to reflect the statutory tax rate that is being applied to the intangible assets. The revisions to the purchase price allocation were not material to the Statements of Consolidated Earnings or the Consolidated Balance Sheet for the fiscal second quarter of 2013 and prior fiscal quarters.

The assets acquired are recorded in the Medical Devices and Diagnostics segment. The acquisition of Synthes, Inc. resulted in $6.1 billion of goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition of Synthes, Inc. The goodwill is not deductible for tax purposes.

The purchase price allocation to the identifiable intangible assets is as follows:

(Dollars in Millions)
Intangible assets with definite lives:
Customer Relationships	$9,870
Patents and Technology	1,508
Total amortizable intangibles	11,378
Trademark and Trade name	1,420
In-process research and development	63
Total intangible assets	$12,861

The Customer Relationship intangible lives were determined using the projected customer retention period based on historical experience. Synthes has a broad product portfolio, including trauma, spine, cranio-maxillofacial, biomaterials and power tools. An analysis was performed to determine the lives for each of the Customer Relationship assets in the distinct product areas. The calculations to determine useful lives included attrition rates and discounted future cash flows by product area. This analysis resulted in a weighted average life of 22 years for the Customer Relationship assets.

The Patents and Technology intangible lives were derived based on technology obsolescence rates that are commensurate with the nature of the Synthes businesses. New product introductions are predominantly incremental enhancements to existing platforms and are infrequently transformational. An analysis was performed to determine the lives for each of the Patents and Technology assets in each distinct product area. The calculations to determine useful lives included assumptions on technology obsolescence and discounted future cash flows by product area. This analysis resulted in a weighted average life of 18 years for the Patents and Technology assets.

A weighted average of the values and lives ascribed to the Customer Relationship and Patents and Technology intangible assets results in a 21 year weighted average life.

The Trademark and Trade name asset values were determined to have an indefinite life based on a number of factors, including trade name history, the competitive environment, market share and future operating plans. Additionally, in-process research and development intangible assets were valued for technology programs for unapproved products.

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
The following table provides pro forma results of operations for the fiscal second quarter and first fiscal six months ended July 1, 2012, as if Synthes, Inc. had been acquired as of January 3, 2011. The pro forma results include the effect of divestitures and certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Synthes, Inc. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited Pro forma consolidated results
	2012
(Dollars in Millions Except Per Share Data)	Fiscal Six Months Ended	Fiscal Second Quarter Ended
Net Sales	$34,481	17,410
Net Earnings	$5,641	1,631
Diluted Net Earnings per Common Share	$2.02	0.58

In the first fiscal six months of 2013, the Company recorded acquisition-related costs of $380 million before tax, which were recorded in Cost of products sold and Other (income)expense.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 30, 2013, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

Multiple products of Johnson & Johnson subsidiaries are subject to product liability claims and lawsuits in which claimants seek substantial compensatory and, where available, punitive damages, including LEVAQUIN®, the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, RISPERDAL®, pelvic meshes, DURAGESIC®/fentanyl patches and TOPAMAX®. As of June 30, 2013, in the U.S. there were approximately 1,540 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to LEVAQUIN®, 11,500 with respect to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 4,450 with respect to the PINNACLE® Acetabular Cup System, 490 with respect to RISPERDAL®, 12,250 with respect to pelvic meshes, 30 with respect to DURAGESIC®/fentanyl patches and 130 with respect to TOPAMAX®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson, and the number of pending lawsuits continues to increase. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada and Australia. The Company continues to receive information with respect to potential costs associated with this recall. During the fiscal second quarter of 2013, the Company increased its accruals for the DePuy ASR™ Hip recall program and related product liability after the Company completed an analysis of additional information. Changes to these accruals may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, a class action and several individual personal injury cases have been commenced in Canada, Australia, England, Italy, Scotland and the Netherlands seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established a product liability accrual in anticipation of product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

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

In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against Johnson & Johnson and Cordis Corporation (Cordis) in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis's sales of its CYPHER® Stent willfully infringed the '760 patent. The jury awarded Saffran $482 million. In March 2011, the Court entered judgment against Cordis in the amount of $593 million, representing the jury verdict, plus $111 million in pre-judgment interest. Cordis appealed the judgment, and in April 2013, the United States Court of Appeals for the Federal Circuit reversed the judgment and held that Cordis did not infringe Plaintiff's patent as a matter of law. Plaintiff's petition with the Court of Appeals to reconsider the decision was denied.

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

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringe the '327 patent. Rembrandt has filed an appeal with the United States Court of Appeals for the Federal Circuit. Rembrandt has also asked the District Court to grant it a new trial based on alleged new evidence, and a hearing on that motion has been set for August 2013.

In September 2011, LifeScan filed a lawsuit against Shasta Technologies, Instacare Corp and Conductive Technologies (collectively, Shasta) in the United States District Court for the Northern District of Northern California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters.  In November 2012, Shasta got a limited approval from the United States Food and Drug Administration for its strips.  In December 2012, LifeScan filed an additional lawsuit alleging violation of the Lanham Act based on Shasta's packaging.  LifeScan moved for, and the District Court granted, a preliminary injunction prohibiting Shasta from marketing their strips.  Shasta appealed, and the Court of Appeals granted Shasta's motion for stay of the preliminary injunction. Oral argument on the appeal was heard in June 2013 and the parties are awaiting a decision. Litigation regarding the preliminary injunction and the underlying merits of the claims is continuing.

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

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor, Inc. (Centocor) (now Janssen Biotech, Inc. (JBI)) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. In April 2012, the parties participated in an arbitration on the issue of JBI's defense that Abbott is equitably estopped from asserting the patents. In May 2012, the arbitrator rejected JBI's defense. The case has been reinstated in the District Court. Oral argument on summary judgment motions is scheduled for October 2013.

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

In May and June 2012, Janssen Products, LP and Janssen R&D Ireland (collectively, Janssen) and G.D. Searle filed a patent infringement lawsuit against Lupin, Teva and Mylan in the United States District Court for the District of New Jersey, alleging infringement of newly issued United States Reissue Patent No. Re42,889, which Janssen exclusively licenses from G.D. Searle. In August 2012, Janssen and G.D. Searle filed a patent infringement lawsuit against Lupin, Teva and Mylan in the United States District Court for the District of New Jersey, alleging infringement of newly issued United States Reissue Patent No. Re43,596, which Janssen exclusively licenses from G.D. Searle. These cases have been consolidated with the above lawsuits. In October 2012, Janssen filed a motion to file a Supplemental Complaint against Lupin, Teva and Mylan in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,772,411 (Mylan only), 7,126,015 (Lupin and Teva only) and 7,595,408 (Lupin and Teva only). In January 2013, the Court permitted these three additional patents to be added to the consolidated action. In March 2013, Janssen filed a patent infringement lawsuit against Hetero in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,126,015 and 7,595,408. In June 2013, Janssen and G.D. Searle dismissed their claims relating to the patents owned by G.D. Searle against Lupin and Mylan.  A trial on the remaining patents has been scheduled for March 2014.

In May 2013, Lupin notified Janssen that it filed an ANDA seeking approval to market a new dosage strength of its generic version of PREZISTA®.  In response, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that Lupin's new dosage strength would infringe the same patents that Janssen is asserting against Lupin in the original action.

In each of the above lawsuits, Tibotec and Janssen are seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In June 2013, ALZA Corporation and Janssen Pharmaceuticals, Inc. (collectively, Janssen) filed patent infringement lawsuits against (1) Par Pharmaceuticals, Inc., Actavis Elizabeth LLC and Actavis, Inc. (collectively, Actavis) in the United States District Court for the District of Delaware and (2) Osmotica Kereskedelmies Szolgaltato Kft (Osmotica) in the United States District Court for the Northern District of Illinois, in response to those parties' ANDAs seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). In each of the above lawsuits, Janssen is seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the '798 patent.

NUCYNTA® AND NUCYNTA® ER

In July 2013, Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem).  The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of United States Reissue Patent No. 39,593 (the '593 patent), United States Patent No. 7,994,364 (the '364 patent) and, as to Actavis only, United States Patent No. 8,309,060 (the '060 patent).  The lawsuit also includes a patent infringement claim against Alkem in response to its ANDA seeking approval to market a generic version of NUCYNTA® before the expiration of the '593 and '364 patents.  JPI is seeking an Order enjoining the defendants from marketing their generic versions of NUCYNTA® ER and NUCYNTA® before the expiration of the asserted patents.

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

In March 2012, Noramco, Inc. (Noramco) moved to intervene in three patent infringement lawsuits filed in the United States District Court for the Southern District of New York (SDNY) by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva) and Amneal Pharmaceuticals, LLC (Amneal). In February 2013, Noramco appeared on behalf of Noramco customers Watson Laboratories, Inc. - Florida and Andrx Labs, LLC (collectively, Watson/Andrx) in a similar lawsuit filed by Purdue in the SDNY. The lawsuits are in response to the defendants' respective ANDAs seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal and Watson/Andrx. Although Noramco did not participate, in November 2012, a trial in a lawsuit brought by Purdue against another Noramco customer, Actavis Elizabeth, LLC (Actavis), took place. Because the active ingredient at issue in the Actavis lawsuit is the same as the active ingredient at issue in the above lawsuits, the District Court's decision in the Actavis case may affect those lawsuits. In April 2013, Actavis and Watson/Andrx entered into confidential settlements with Purdue. Another trial is scheduled to take place in September 2013 in a similar lawsuit brought by Purdue against two Noramco customers, Sandoz, Inc. (Sandoz) and Par Pharmaceuticals, Inc. (Par) in the SDNY. The lawsuits against Teva and Impax will also be tried with the Sandoz/Par case, and as discussed above, Noramco will defend Teva and Impax.

In May 2012, Hospira UK Limited (Hospira) filed a revocation proceeding against The Kennedy Institute of Rheumatology (Kennedy) against European Patent (UK) Nos. 0914157, 1593393 and 1941904, which relate to REMICADE®. Janssen Biotech, Inc. licenses those patents, as well as their foreign counterparts, from Kennedy. Hospira is also seeking a declaration of non-infringement of those patents. In July 2013, the parties entered into a confidential settlement. In addition, in March, May and June 2013, Hospira affiliates filed impeachment/revocation proceedings against Kennedy's Canadian, Finnish and Hong Kong counterpart patents, respectively; however, the revocation proceedings in Finland and Hong Kong were withdrawn in July 2013.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain subsidiaries of Johnson & Johnson have been settled, including Kentucky, which had been set for trial in January 2012 and Kansas which had been set for trial in March 2013. Mississippi is set for trial in October 2013, Illinois is set for trial in May 2014, and Alaska is set for trial in July 2014. Other state cases are likely to be set for trial in due course. In addition, an AWP case against the J&J AWP Defendants brought by the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants have appealed the Commonwealth Court's UTPL ruling to the Pennsylvania Supreme Court. The Company believes that the J&J AWP Defendants have strong arguments supporting their appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

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

In addition, the Attorneys General of multiple states, including Alaska, Arkansas, Kentucky, Louisiana, Massachusetts, Mississippi, Montana, New Mexico, South Carolina, and Utah, have pending actions against Janssen Pharmaceutica (now JPI) seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, violations of state consumer fraud statutes, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also seek injunctive relief relating to the promotion of RISPERDAL®. In January 2012, JPI settled a lawsuit filed by the Attorney General of Texas. In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. JPI and Johnson & Johnson have filed an appeal and believe that they have strong arguments supporting the appeal. In January 2013, the same court awarded attorney fees of approximately $180 million. This judgment will also be appealed.

The Attorney General of West Virginia commenced a lawsuit in 2004 against Janssen Pharmaceutica (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

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

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this multi-state coalition, it is possible that individual State Attorneys General Offices may file civil money claims against the Companies. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice.  In December 2012, Oregon filed a Notice of Appeal in the Court of Appeals of the State of Oregon.

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

In June 2008, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts relating to the marketing of biliary stents by Cordis Corporation (Cordis). In February 2012, the government informed Cordis that it was closing its investigation. In addition, in January 2010, a complaint was unsealed in the United States District Court for the Northern District of Texas, filed by Kevin Colquitt, seeking damages against Cordis and other parties for alleged violations of the Federal False Claims Act and several similar state laws in connection with the marketing of biliary stents. The United States Department of Justice and several states declined to intervene. In January 2013, the Court granted Cordis's motion to dismiss the claims against Cordis, with prejudice. Plaintiff appealed, and in May 2013, Plaintiff dismissed his appeal, concluding the matter.

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

In May 2013, Janssen Pharmaceuticals, Inc. (JPI) received a subpoena from the Atlanta Regional Office of the Department of Health and Human Services, Office of Inspector General, seeking production of documents and information regarding: (1) the sales, marketing and promotional practices, including the remuneration of healthcare providers, related to NUCYNTA® IR and NUCYNTA® ER; and (2) any studies, reports and/or complaints regarding the safety and/or actual or potential side effects of NUCYNTA® IR and NUCYNTA® ER. JPI is in the process of responding to the subpoena.

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

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities failed to maintain current good manufacturing practices, and that as a result, the price of the Company's stock declined significantly. Plaintiff sought to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, a motion by Johnson & Johnson to dismiss was granted in part and denied in part. Plaintiff moved the Court to reconsider part of the December 2011 ruling. In May 2012, the Court denied Plaintiff's motion for reconsideration. In September 2012, Plaintiff filed a Second Amended Complaint and Johnson & Johnson and the individual defendants moved to dismiss Plaintiff's Second Amended Complaint in part. Following mediation, the parties reached an agreement in principle to settle the case, and in July 2013, filed for preliminary approval of the proposed settlement.

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

In August 2011, an arbitration panel ruled that Mitsubishi Tanabe Pharma Corporation (Tanabe), Janssen Biotech, Inc.'s (JBI's) distributor of REMICADE® in Japan, could seek to modify the proportion of net sales revenue that Tanabe must remit to JBI in exchange for distribution rights and commercial supply of REMICADE® (the Supply Price). Tanabe commenced the arbitration against Centocor Ortho Biotech, Inc. (now JBI) in 2009 pursuant to the parties' distribution agreement, which grants Tanabe the right to distribute REMICADE® in Japan and certain other parts of Asia. JBI counterclaimed for an increase in the Supply Price. A hearing was held in November 2011 to determine the appropriate split of revenue. In February 2013, the arbitration panel determined that the Supply Price should be modified in favor of Tanabe, and in July 2013 issued its Final Award. The Company previously accrued an amount to cover the impact of the arbitration decision.

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

Johnson & Johnson filed a report in the In re Johnson & Johnson Derivative Litigation matter in July 2011, prepared by a Special Committee of the Board of Directors of Johnson & Johnson (the Special Committee), which investigated the allegations contained in the derivative actions and in a number of shareholder demand letters that the Board of Directors of Johnson & Johnson (the Board) received in 2010 raising similar issues. The Special Committee was assisted in its investigation by independent counsel. The Special Committee's report recommended: i) that Johnson & Johnson reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation, and ii) that the Board create a new Regulatory and Compliance Committee charged with responsibility for monitoring and oversight of the Company's Health Care Compliance and Quality & Compliance systems and issues. The Board unanimously adopted the Special Committee's recommendations, and in April 2012, the Board created the Regulatory, Compliance & Government Affairs Committee.

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

In September 2011, two additional shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey by Donovan Spamer and The George Leon Family Trust naming current directors and one former director of Johnson & Johnson as defendants and Johnson & Johnson as the nominal defendant. These lawsuits allege that the defendants breached their fiduciary duties in their decisions with respect to the compensation of the Chief Executive Officer during the period from 2008 through 2011, and that the defendants made misleading statements in the Company's annual proxy statements. Both of these lawsuits have been voluntarily dismissed without prejudice, but a similar lawsuit, The George Leon Family Trust v. Coleman, was refiled in July 2012. That lawsuit seeks a variety of relief, including monetary damages, injunctive relief, and corporate governance reforms. The Settlement does not resolve these potential claims. In June 2013, the Board of Directors of Johnson & Johnson (the Board) received a report prepared by special, independent counsel to the Board, which investigated the allegations contained in the derivative actions filed by Donovan Spamer and by The George Leon Family Trust, and in several shareholder demand letters that the Board received in 2011 and 2012 raising similar issues. The report recommended that Johnson & Johnson reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation. The Board unanimously adopted the report's recommendations.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the first fiscal six months of 2013, worldwide sales were $35.4 billion, a total increase of 8.5%, including operational growth of 9.9% as compared to 2012 fiscal six months sales of $32.6 billion. Currency fluctuations had a negative impact of 1.4% for the first fiscal six months of 2013. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth by 5.1%. Worldwide operational growth was impacted by 0.6% due to a positive adjustment to previous estimates for managed Medicaid rebates under the Affordable Care Act, primarily related to new data received from the states in the fiscal first quarter of 2013.

Sales by U.S. companies were $16.0 billion in the first fiscal six months of 2013, which represented an increase of 9.5% as compared to the prior year. Sales by international companies were $19.4 billion, which represented a total increase of 7.6%, including an operational increase of 10.2%, and a negative currency impact of 2.6% as compared to the fiscal six months sales of 2012.

Sales by companies in Europe achieved growth of 9.5%, including operational growth of 8.8%, and a currency impact of 0.7%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 7.1%, including operational growth of 11.5%, and a negative currency impact of 4.4%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 5.4%, including operational growth of 11.4%, and a negative currency impact of 6.0%.

For the fiscal second quarter of 2013, worldwide sales were $17.9 billion, a total increase of 8.5%, including operational growth of 10.0% as compared to 2012 fiscal second quarter sales of $16.5 billion. Currency fluctuations had a negative impact of 1.5% for the fiscal second quarter of 2013. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth by 4.4%.

Sales by U.S. companies were $8.0 billion in the fiscal second quarter of 2013, which represented an increase of 8.0% as compared to the prior year. Sales by international companies were $9.9 billion, which represented a total increase of 9.0%, including an operational increase of 11.8%, and a negative currency impact of 2.8% as compared to the fiscal second quarter sales of 2012.

Sales by companies in Europe achieved growth of 12.2%, including operational growth of 11.4%, and a positive currency impact of 0.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 10.2%, including operational growth of 14.0%, and a negative currency impact of 3.8%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 4.1%, including operational growth of 11.0%, and a negative currency impact of 6.9%.

U.S. Health Care Reform

Under the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, beginning in 2013, the Company began paying a tax deductible 2.3% excise tax imposed on the sale of certain medical devices. The 2013 full-year impact of the excise tax is estimated to be between $200 - $300 million.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the first fiscal six months of 2013 were $7.3 billion, an increase of 1.6% as compared to the same period a year ago, including operational growth of 2.4% and a negative currency impact of 0.8%. U.S. Consumer segment sales increased by 1.7%. International Consumer segment sales increased by 1.6%, including operational growth of 2.9% and a negative currency impact of 1.3%.

Major Consumer Franchise Sales — Fiscal Six Months Ended*

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
OTC	$1,974	$1,834	7.6%	7.9%	(0.3)%
Skin Care	1,810	1,820	(0.5)	(0.3)	(0.2)
Baby Care	1,150	1,118	2.9	5.0	(2.1)
Women’s Health	812	811	0.1	2.2	(2.1)
Oral Care	809	795	1.8	2.6	(0.8)
Wound Care/Other	778	836	(6.9)	(6.7)	(0.2)
Total Consumer Sales	$7,333	$7,214	1.6%	2.4%	(0.8)%
*Prior year amounts have been reclassified to conform to current year presentation. Nutritionals is included in Wound Care/Other, previously included in OTC.

Consumer segment sales in the fiscal second quarter of 2013 were $3.7 billion, an increase of 1.1% as compared to the same period a year ago, including operational growth of 1.7% and a negative currency impact of 0.6%. U.S. Consumer segment sales increased by 1.0%. International Consumer segment sales increased by 1.1%, including operational growth of 2.0% and a negative currency impact of 0.9%.

Major Consumer Franchise Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
OTC	$931	$883	5.4%	5.4%	0.0%
Skin Care	908	913	(0.5)	(0.4)	(0.1)
Baby Care	586	578	1.4	3.1	(1.7)
Women’s Health	411	402	2.2	3.6	(1.4)
Oral Care	406	408	(0.5)	0.2	(0.7)
Wound Care/Other	416	435	(4.4)	(4.3)	(0.1)
Total Consumer Sales	$3,658	$3,619	1.1%	1.7%	(0.6)%
*Prior year amounts have been reclassified to conform to current year presentation. Nutritionals is included in Wound Care/Other previously included in OTC.

The OTC franchise achieved operational growth of 5.4% as compared to the prior year fiscal second quarter. The strong sales results in the U.S. were driven by analgesics and upper respiratory products, due to progress in returning a reliable supply of products to the marketplace.

The Skin Care franchise experienced an operational decline of 0.4% as compared to the prior year primarily due to timing of suncare shipments and the impact of divestitures partially offset by strong results for AVEENO®.

The Baby Care franchise achieved operational growth of 3.1% as compared to the prior year, primarily due to haircare, cleansers and newly acquired products from the acquisition of Elsker Mother & Baby Co., Ltd.

The Women’s Health franchise achieved operational growth of 3.6% as compared to the prior year primarily due to growth in women's sanitary protection products.

The Oral Care franchise achieved operational growth of 0.2% as compared to the prior year, primarily attributable to strong sales of LISTERINE® outside the U.S., due to the continued success of new product launches. This growth was partially offset by the impact of the divestiture of the manual toothbrush product line in the U.S.

The Wound Care/Other franchise experienced an operational decline of 4.3% as compared to the prior year, due to competitive pressures and the impact of divestitures.

Pharmaceutical

Pharmaceutical segment sales in the first fiscal six months of 2013 were $13.8 billion, a total increase of 11.0% as compared to the same period a year ago with an operational increase of 12.1% and a negative currency impact of 1.1%. U.S. Pharmaceutical sales increased by 11.9% as compared to the same period a year ago. International Pharmaceutical sales increased by 10.2%, including operational growth of 12.4% and a negative currency impact of 2.2%. The Pharmaceutical segment operational growth was impacted by 1.6% in the first fiscal six months of 2013 due to a positive adjustment to previous estimates for managed Medicaid rebates.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Six Months Ended*

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
Total Immunology	$4,445	$3,814	16.5%	17.2%	(0.7)%
REMICADE®	3,272	3,044	7.5	7.9	(0.4)
SIMPONI®	412	241	71.0	73.5	(2.5)
STELARA®	717	469	52.9	53.4	(0.5)
Other Immunology	44	60	(26.7)	(26.1)	(0.6)
Total Infectious Diseases	1,785	1,543	15.7	16.5	(0.8)
INCIVO®	334	234	42.7	45.4	(2.7)
INTELENCE®	192	171	12.3	12.6	(0.3)
PREZISTA®	802	697	15.1	15.3	(0.2)
Other Infectious Diseases	457	441	3.6	4.3	(0.7)
Total Neuroscience	3,424	3,361	1.9	4.0	(2.1)
CONCERTA®/methylphenidate	471	576	(18.2)	(17.4)	(0.8)
INVEGA®	282	263	7.2	9.7	(2.5)
INVEGA® SUSTENNA®/XEPLION®	574	356	61.2	60.9	0.3
RISPERDAL® CONSTA®	671	716	(6.3)	(4.8)	(1.5)
Other Neuroscience	1,426	1,450	(1.7)	1.8	(3.5)
Total Oncology	1,679	1,182	42.0	44.0	(2.0)
VELCADE®	732	671	9.1	12.1	(3.0)
ZYTIGA®	739	432	71.1	71.1	0.0
Other Oncology	208	79	**	**	(5.0)
Total Other	2,460	2,524	(2.5)	(2.2)	(0.3)
ACIPHEX®/PARIET®	308	454	(32.2)	(32.1)	(0.1)
PROCRIT®/EPREX®	713	777	(8.2)	(8.3)	0.1
XARELTO®	347	76	**	**	—
Other	1,092	1,217	(10.3)	(9.7)	(0.6)
Total Pharmaceutical Sales	$13,793	$12,424	11.0%	12.1%	(1.1)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Pharmaceutical segment sales in the fiscal second quarter of 2013 were $7.0 billion, a total increase of 11.7% as compared to the same period a year ago with an operational increase of 12.9% and a negative currency impact of 1.2%. U.S. Pharmaceutical sales increased by 9.1% as compared to the same period a year ago. International Pharmaceutical sales increased by 14.1%, including operational growth of 16.5% and a negative currency impact of 2.4%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
Total Immunology	$2,241	$1,919	16.8%	17.6%	(0.8)%
REMICADE®	1,672	1,523	9.8	10.3	(0.5)
SIMPONI®	175	125	40.0	43.2	(3.2)
STELARA®	371	248	49.6	50.2	(0.6)
Other Immunology	23	23	0.0	1.1	(1.1)
Total Infectious Diseases	970	788	23.1	23.9	(0.8)
INCIVO®	172	102	68.6	71.8	(3.2)
INTELENCE®	103	91	13.2	13.5	(0.3)
PREZISTA®	435	373	16.6	16.9	(0.3)
Other Infectious Diseases	260	222	17.1	17.9	(0.8)
Total Neuroscience	1,680	1,714	(2.0)	0.4	(2.4)
CONCERTA®/methylphenidate	215	268	(19.8)	(18.7)	(1.1)
INVEGA®	150	142	5.6	8.4	(2.8)
INVEGA® SUSTENNA®/XEPLION®	290	195	48.7	48.3	0.4
RISPERDAL® CONSTA®	336	355	(5.4)	(3.5)	(1.9)
Other Neuroscience	689	754	(8.6)	(4.8)	(3.8)
Total Oncology	885	586	51.0	53.2	(2.2)
VELCADE®	379	318	19.2	22.7	(3.5)
ZYTIGA®	395	232	70.3	70.0	0.3
Other Oncology	111	36	**	**	(6.1)
Total Other	1,249	1,284	(2.7)	(2.7)	0.0
ACIPHEX®/PARIET®	156	232	(32.8)	(32.8)	0.0
PROCRIT®/EPREX®	335	401	(16.5)	(16.7)	0.2
XARELTO®	189	49	**	**	—
Other	569	602	(5.5)	(5.3)	(0.2)
Total Pharmaceutical Sales	$7,025	$6,291	11.7%	12.9%	(1.2)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Immunology products achieved operational sales growth of 17.6% as compared to the same period a year ago. The increased sales of STELARA® (ustekinumab), SIMPONI® (golimumab) and REMICADE® (infliximab) were primarily due to market growth and international market share gains.

Infectious disease products achieved operational sales growth of 23.9% as compared to the same period a year ago. Major contributors were INCIVO® (telaprevir), due to the success of the continued roll-out, primarily in Latin America, the continued momentum and market share growth of PREZISTA® (darunavir) and sales of EDURANT® (rilpivirine).

Neuroscience products achieved operational sales growth of 0.4% as compared to the same period a year ago. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) were partially offset by a decline in RISPERDAL® CONSTA®(risperidone) as well as lower sales of CONCERTA®/methylphenidate and DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) due to continued generic competition. The Company's U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® became effective May 1, 2011. The original CONCERTA® patent expired in 2004, and parties have received approval from the U.S. Food and Drug Administration (FDA) to manufacture and market a generic version of CONCERTA®. Another generic version of CONCERTA® was launched on December 31, 2012 resulting in a further reduction in CONCERTA® sales.

Oncology products achieved strong operational sales growth of 53.2% as compared to the same period a year ago. This growth was primarily due to sales of ZYTIGA®(abiraterone acetate) and VELCADE® (bortezomib). Additionally, Other Oncology increased, primarily due to DOXIL®(doxorubicin HCI liposome injection)/CAELYX®(pegylated liposomal doxorubicin hydrochloride).

In the fiscal second quarter of 2013, Other Pharmaceutical sales experienced an operational decline of 2.7% as compared to the prior year fiscal second quarter. Lower sales of EPREX® (Epoetin alfa) and PARIET®(rabeprazole sodium) were primarily due to generic competition. PROCRIT® (Epoetin alfa) sales declined primarily due to a market decline. Strong sales of XARELTO®(rivaroxaban) and the launch of INVOKANATM (canagliflozin) partially offset the decline in Other Pharmaceuticals.

Medical Devices and Diagnostics

Medical Devices and Diagnostics segment sales in the first fiscal six months of 2013 were $14.3 billion, an increase of 9.9% as compared to the same period a year ago, including operational growth of 12.0% and a negative currency impact of 2.1%. U.S. Medical Devices and Diagnostics sales increased 10.6%. The international Medical Devices and Diagnostics sales increase of 9.2% included operational growth of 12.9% and a negative currency impact of 3.7%. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth for the total Medical Devices and Diagnostics segment by 13.0%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
Orthopaedics	$4,770	$3,121	52.8%	54.5%	(1.7)%
Surgical Care	3,096	3,265	(5.2)	(3.3)	(1.9)
Vision Care	1,470	1,487	(1.1)	3.5	(4.6)
Specialty Surgery	1,283	1,274	0.7	1.9	(1.2)
Diabetes Care	1,189	1,343	(11.5)	(10.9)	(0.6)
Cardiovascular Care	1,042	986	5.7	8.1	(2.4)
Diagnostics	960	1,026	(6.4)	(4.5)	(1.9)
Infection Prevention/Other	446	474	(5.9)	(2.9)	(3.0)
Total Medical Devices and Diagnostics Sales	$14,256	$12,976	9.9%	12.0%	(2.1)%

Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2013 were $7.2 billion, an increase of 9.6% as compared to the same period a year ago, including operational growth of 12.0% and a negative currency impact of 2.4%.
U.S. Medical Devices and Diagnostics sales increased 9.8%. The international Medical Devices and Diagnostics sales increase of 9.4% included operational growth of 13.7% and a negative currency impact of 4.3%. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth for the total Medical Devices and Diagnostics segment by 11.5%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	June 30, 2013	July 1, 2012	Total Change	Operations Change	Currency Change
Orthopaedics	$2,385	$1,628	46.5%	48.9%	(2.4)%
Surgical Care	1,588	1,640	(3.2)	(1.2)	(2.0)
Vision Care	730	730	0.0	5.4	(5.4)
Specialty Surgery	656	646	1.5	2.8	(1.3)
Diabetes Care	589	673	(12.5)	(11.8)	(0.7)
Cardiovascular Care	529	504	5.0	7.7	(2.7)
Diagnostics	483	514	(6.0)	(4.0)	(2.0)
Infection Prevention/Other	234	230	1.7	5.2	(3.5)
Total Medical Devices and Diagnostics Sales	$7,194	$6,565	9.6%	12.0%	(2.4)%

The Orthopaedics franchise achieved operational sales growth of 48.9% as compared to the prior year fiscal second quarter. Growth was primarily due to sales of newly acquired products from Synthes, Inc., hips, knees and Mitek sports medicine products. The positive impact on the Orthopaedics franchise operational sales growth due to the newly acquired products from Synthes, Inc. net of the related trauma business divestiture was 45.9%.

The Surgical Care franchise experienced an operational sales decline of 1.2% as compared to the prior year fiscal second quarter. The sales decline was due to divestitures and the Company's decision to exit from certain women's health product lines.

The Vision Care franchise achieved operational sales growth of 5.4% as compared to the prior year fiscal second quarter. The growth was driven by ACUVUE® TruEye ™, 1-DAY ACUVUE® MOIST® for Astigmatism and 1-DAY ACUVUE® MOIST®, partially offset by lower sales of reusable lenses.

The Specialty Surgery franchise achieved operational sales growth of 2.8% as compared to the prior year fiscal second quarter primarily due to sales from Acclarent and biosurgical products partially offset by lower sales of Mentor aesthetic products.

The Diabetes Care franchise experienced an operational sales decline of 11.8% as compared to the prior year fiscal second quarter. Sales declined primarily due to the impact of lower price, competitive pressures and softness in the retail market. The decline was partially offset by strong growth in the emerging markets.

The Cardiovascular Care franchise achieved operational sales growth of 7.7% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales of Biosense Webster products.

The Diagnostics franchise experienced an operational sales decline of 4.0% as compared to the prior year. The decline was primarily due to the divestitures of RhoGAM® and the Therakos business, partially offset by U.S. growth in donor screening and emerging markets outside the U.S. In January 2013, the Company announced it is exploring strategic alternatives for the Ortho-Clinical Diagnostics business, including a possible divestiture.

The Infection Prevention/Other franchise achieved operational sales growth of 5.2% as compared to the prior year fiscal second quarter due to sales growth outside the U.S.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the first fiscal six months of 2013 increased to $9.1 billion as compared to $7.1 billion in the first fiscal six months of 2012, an increase of 27.9%. The first fiscal six months of 2013 was favorably impacted by sales growth, a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, positive mix and cost containment initiatives partially offset by higher litigation expenses of $0.2 billion and $0.1 billion related to the DePuy ASR™ Hip program. The first fiscal six months of 2012 included $1.3 billion of higher write-downs of intangible assets and in-process research and development, primarily related to the Crucell vaccine business and higher costs of $0.1 billion related to the Synthes acquisition as compared to the first fiscal six months of 2013. Additionally, the first fiscal six months of 2012 included higher gains of $0.3 billion related to divestitures. Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2013 increased to $4.8 billion as compared to $2.0 billion in the fiscal second quarter of 2012, an increase of 135.5%. The fiscal second quarter of 2013, was favorably impacted by sales growth, a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, positive mix and cost containment initiatives partially offset by $0.1 billion related to the DePuy ASR™ Hip program. The fiscal second quarter of 2012 included $1.4 billion of higher write-downs of intangible assets and in-process research and development, primarily related to the Crucell vaccine business, higher litigation expenses of $0.3 billion and higher costs of $0.5 billion related to the Synthes acquisition as compared to the fiscal second quarter of 2013.

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2013 increased to 31.2% from 30.8% of sales as compared to the same period a year ago. Increased costs of $0.3 billion recorded in costs of products sold was primarily the result of an inventory step-up charge and incremental amortization expense related to Synthes. This was partially offset by positive mix and cost reduction efforts. Intangible amortization expense for the first fiscal six months of 2013 and 2012 was $653 million and $488 million, respectively. Consolidated costs of products sold for the fiscal second quarter of 2013 decreased to 30.7% from 31.2% of sales as compared to the same period a year ago primarily due to positive mix, lower costs associated with strong volume growth in the pharmaceutical business and cost reduction efforts across all the businesses. Intangible amortization expense for the fiscal second quarters of 2013 and 2012 was $318 million and $283 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2013 decreased to 30.0% from 30.6% of sales as compared to the same period a year ago. The decrease was primarily due to cost containment initiatives in the Pharmaceutical and Consumer segments. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2013 was 30.1%, which was consistent with the prior year.

Research and Development Expense

Research and development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the first fiscal six months of 2013 were 10.5% of sales. Spending as a percent of sales was consistent with the prior year fiscal six months of 2012. Worldwide costs of research and development activities for the fiscal second quarter of 2013 increased to 10.9% from 10.7% of sales primarily due to higher milestone payments.

In-Process Research and Development (IPR&D)

During the first fiscal six months of 2013, the Company recorded a charge in the amount of $0.1 billion for the write-down of the IPR&D for Acclarent related to the discontinuation of development projects. During the fiscal second quarter of 2012, the Company recorded a charge for the partial impairment of the IPR&D related to the Crucell vaccine business in the amount of $0.4 billion.

Interest (Income) Expense

Interest income increased slightly in both the first fiscal six months and the fiscal second quarter of 2013 as compared to the same period a year ago, due to higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $25.1 billion at the end of the fiscal second quarter of 2013. This is an increase of $8.2 billion from the same period a year ago. The increase in the average cash balance was due to cash generated from operating activities.

Interest expense decreased in both the first fiscal six months and the fiscal second quarter of 2013 as compared to the same period a year ago due to a lower average debt balance. At the end of the fiscal second quarter of 2013, the Company’s debt position was $15.0 billion compared to $17.6 billion from the same period a year ago. The decrease in debt was primarily due to the maturity and retirement of $1.5 billion long term debt.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, acquisition-related costs, litigation settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months of 2013, was favorable by $0.7 billion as compared to the same period a year ago. The fiscal six months of 2013, included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, partially offset by higher litigation expenses of $0.2 billion and $0.1 billion related to the DePuy ASR™ Hip program. The fiscal six months of 2012 included $0.9 billion attributed to write-downs of intangible assets, primarily related to the Crucell vaccine business and higher costs of $0.2 billion related to the Synthes acquisition. Additionally, the fiscal six months of 2012 included higher gains of $0.3 billion related to divestitures. The change in other (income) expense, net for the fiscal second quarter of 2013, was favorable by $1.8 billion as compared to the same period a year ago. The fiscal second quarter of 2013, included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, partially offset by $0.1 billion related to the DePuy ASR™ Hip program. The fiscal second quarter of 2012, included $0.9 billion attributed to write-downs of intangible assets, primarily related to the Crucell vaccine business, higher litigation expenses of $0.3 billion and higher costs of $0.5 billion related to the Synthes acquisition.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the first fiscal six months of 2013 was 14.4% versus 10.1% for the same period a year ago. The favorable pre-tax profit for the fiscal six months was primarily due to a gain of $55 million on the sale of intangible and other assets as well as cost containment initiatives realized in selling, marketing and administrative expenses partially offset by higher remediation costs in the McNeil OTC business. Additionally, the first fiscal six months of 2012 included intangible asset write-downs of $0.3 billion. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2013 was 14.0% versus 7.4% for the same period a year ago primarily due to intangible asset write-downs of $0.3 billion included in the fiscal second quarter of 2012.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2013 was 39.2% versus 25.0% for the same period a year ago. The favorable pre-tax profit was attributable to a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, a positive adjustment of approximately $0.2 billion to previous estimates for managed Medicaid rebates and cost containment initiatives. Additionally, the first fiscal six months of 2012 was unfavorably impacted by $0.9 billion attributed to the write-down of intangible assets and in-process research and development, primarily related to the Crucell vaccine business and higher net litigation expense of $0.5 billion. This was partially offset by a gain of $0.3 billion related to the divestiture of BYSTOLIC® recorded in the fiscal first quarter of 2012. Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2013 was 42.6% versus 8.2% for the same period a year ago. The favorable pre-tax profit was attributable to a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, positive mix, lower costs associated with strong volume growth and cost containment initiatives realized in selling, marketing and administrative expenses. Additionally, the fiscal second quarter of 2012 was unfavorably impacted by $0.9 billion attributed to the write-down of intangible assets and in-process research and development, primarily related to the Crucell vaccine business and higher net litigation expense of $0.7 billion.

Medical Devices and Diagnostics Segment

Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2013 was 21.3% versus 30.5% for the same period a year ago. Pre-tax profit for the first fiscal six months of 2013 was unfavorably impacted by higher costs of $0.7 billion for litigation expense, $0.4 billion for amortization of the inventory step-up and the incremental amortization expense related to Synthes and $0.1 billion related to the DePuy ASR™ Hip program. The first fiscal six months of 2012 included higher write-downs of intangible assets of $0.1 billion. Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2013 was 21.1% versus 28.6% for the same period a year ago. Pre-tax profit for the fiscal second quarter of 2013 was unfavorably impacted by higher costs of $0.4 billion for litigation expense and $0.1 billion related to the DePuy ASR™ Hip program. The fiscal second quarter of 2012 included $0.1 billion attributable to the write-down of intangible assets.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal six months of 2013 and 2012 were 19.0% and 24.9%, respectively. The lower effective tax rate in 2013 as compared to 2012 was primarily due to the inclusion of the benefit from the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provisions from the 2012 fiscal year and increases in taxable income in lower tax jurisdictions relative to higher tax jurisdictions. The higher effective tax rate in 2012 was also due to lower tax rates associated with the deductions for Synthes integration and transaction costs and litigation accruals, which added approximately 3.0 points to the tax rate. The R&D tax credit and the CFC look-through provisions were enacted into law in January 2013 and were retroactive to January 1, 2012. The entire 2012 R&D tax credit and the CFC look-through provisions were reflected in the fiscal six months of 2013 and decreased the tax rate by 1.2 points. Additionally, the quarterly impact of the 2013 R&D tax credit and the CFC look-through provisions is reflected in the 2013 fiscal six months financial results.

As of June 30, 2013, the Company had approximately $2.9 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months, including the U.S. Internal Revenue Service audit related to tax years 2006-2009. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2012 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $17.3 billion at the end of the fiscal second quarter of 2013 as compared with $14.9 billion at the fiscal year end of 2012. The primary sources of cash were approximately $7.3 billion net cash generated from operating activities offset by $2.0 billion used by investing activities and $2.8 billion used by financing activities.

Cash flow from operations of $7.3 billion was the result of $7.3 billion of net earnings and $2.3 billion of non-cash charges and other adjustments related to depreciation and amortization, stock-based compensation, the Venezuela currency devaluation, asset write-downs, net gain on equity investment transactions and deferred tax provision reduced by $2.3 billion related to changes in assets and liabilities, net of effects from acquisitions.

Investing activities use of $2.0 billion of cash was primarily for net purchases of investments in marketable securities of $0.6 billion; additions to property, plant and equipment of $1.4 billion; and acquisitions, net of cash acquired, of $0.2 billion partially offset by $0.1 billion of proceeds from the disposal of assets.

Financing activities used $2.8 billion of cash primarily for dividends to shareholders of $3.6 billion and net retirement of short and long-term debt of $1.1 billion partially offset by $1.8 billion of net proceeds from stock options exercised and excess tax benefits.

Final settlement of the accelerated share repurchase (ASR) agreements in connection with the Synthes transaction is expected to occur in either stock or cash in the third quarter of 2013. Based on the theoretical settlement of the ASR agreements, an additional 32.5 million shares would be issued, or approximately $2.8 billion in cash would be used, to settle the ASR agreements as of June 30, 2013.

In the fiscal second quarter of 2013, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends
On April 25, 2013, the Board of Directors declared a regular cash dividend of $0.66 per share, paid on June 11, 2013 to shareholders of record as of May 28, 2013.

On July 15, 2013, the Board of Directors declared a regular cash dividend of $0.66 per share, payable on September 10, 2013 to shareholders of record as of August 27, 2013. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.3 billion as of June 30, 2013 and approximately $2.1 billion as of December 30, 2012. Approximately $1.4 billion as of June 30, 2013 and approximately $1.2 billion as of December 30, 2012 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.9 billion at June 30, 2013 and December 30, 2012. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2013. Pursuant to the accelerated stock repurchase agreements in connection with the acquisition of Synthes, Inc., the Company has not made any purchases of Common Stock on the open market during the fiscal second quarter.  The repurchases below represent the stock-for-stock option exercises that settled in the fiscal second quarter.

Period	Total Number of Shares Purchased	Avg. Price Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 28, 2013	89,874	82.11	-	-
April 29, 2013 through May 26, 2013	57,816	85.12	-	-
May 27, 2013 through June 30, 2013	32,134	87.24	-	-
Total	179,824

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: August 1, 2013	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2013	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)