Form 10-Q
period 2013-09-29
JOHNSON & JOHNSON
filed 2013-11-04
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On October 25, 2013 2,821,438,423 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,204	$14,911
Marketable securities	8,024	6,178
Accounts receivable, trade, less allowances for doubtful accounts $429 (2012, $466)	12,027	11,309
Inventories (Note 2)	8,124	7,495
Deferred taxes on income	3,485	3,139
Prepaid expenses and other receivables	3,312	3,084
Total current assets	52,176	46,116
Property, plant and equipment at cost	36,432	34,654
Less: accumulated depreciation	(20,305)	(18,557)
Property, plant and equipment, net	16,127	16,097
Intangible assets, net (Note 3)	28,467	28,752
Goodwill (Note 3)	22,852	22,424
Deferred taxes on income	4,596	4,541
Other assets	2,715	3,417
Total assets	$126,933	$121,347
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,359	$4,676
Accounts payable	6,055	5,831
Accrued liabilities	6,921	7,299
Accrued rebates, returns and promotions	3,465	2,969
Accrued compensation and employee related obligations	2,324	2,423
Accrued taxes on income	1,711	1,064
Total current liabilities	25,835	24,262
Long-term debt (Note 4)	9,748	11,489
Deferred taxes on income	3,613	3,136
Employee related obligations	9,038	9,082
Other liabilities	8,895	8,552
Total liabilities	57,129	56,521
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	$3,120
Accumulated other comprehensive income (loss) (Note 7)	(5,346)	(5,810)
Retained earnings	87,703	85,992
Less: common stock held in treasury, at cost (299,184,000 and 341,354,000 shares)	15,673	18,476
Total shareholders’ equity	69,804	64,826
Total liabilities and shareholders' equity	$126,933	$121,347
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarters Ended
	September 29, 2013	Percent to Sales	September 30, 2012	Percent to Sales
Sales to customers (Note 9)	$17,575	100.0%	$17,052	100.0%
Cost of products sold	5,344	30.4	5,597	32.8
Gross profit	12,231	69.6	11,455	67.2
Selling, marketing and administrative expenses	5,314	30.2	5,228	30.6
Research and development expense	2,042	11.6	1,923	11.3
In-process research and development	178	1.0	679	4.0
Interest income	(18)	(0.1)	(15)	(0.1)
Interest expense, net of portion capitalized	105	0.6	135	0.8
Other (income) expense, net	943	5.4	(90)	(0.5)
Earnings before provision for taxes on income	3,667	20.9	3,595	21.1
Provision for taxes on income (Note 5)	685	3.9	966	5.7
NET EARNINGS	2,982	17.0	2,629	15.4
Add: Net loss attributable to noncontrolling interest, net of tax	—	—	339	2.0
NET EARNINGS ATTRIBUTABLE TO JOHNSON & JOHNSON	$2,982	17.0%	$2,968	17.4%
NET EARNINGS PER SHARE ATTRIBUTABLE TO JOHNSON & JOHNSON (Note 8)
Basic	$1.06		$1.08
Diluted	$1.04		$1.05
CASH DIVIDENDS PER SHARE	$0.66		$0.61
AVG. SHARES OUTSTANDING
Basic	2,818.4		2,757.4
Diluted	2,881.2		2,818.1
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 29, 2013	Percent to Sales	September 30, 2012	Percent to Sales
Sales to customers (Note 9)	$52,957	100.0%	$49,666	100.0%
Cost of products sold	16,387	30.9	15,655	31.5
Gross profit	36,570	69.1	34,011	68.5
Selling, marketing and administrative expenses	15,913	30.0	15,208	30.6
Research and development expense	5,772	10.9	5,334	10.7
In-process research and development	242	0.5	1,108	2.2
Interest income	(56)	(0.1)	(46)	(0.1)
Interest expense, net of portion capitalized	348	0.7	425	0.9
Other (income) expense, net	1,630	3.1	1,307	2.7
Earnings before provision for taxes on income	12,721	24.0	10,675	21.5
Provision for taxes on income (Note 5)	2,409	4.5	2,728	5.5
NET EARNINGS	10,312	19.5	7,947	16.0
Add: Net loss attributable to noncontrolling interest, net of tax	—	—	339	0.7
NET EARNINGS ATTRIBUTABLE TO JOHNSON & JOHNSON	$10,312	19.5%	$8,286	16.7%
NET EARNINGS PER SHARE ATTRIBUTABLE TO JOHNSON & JOHNSON (Note 8)
Basic	$3.68		$3.02
Diluted	$3.58		$2.96
CASH DIVIDENDS PER SHARE	$1.93		$1.79
AVG. SHARES OUTSTANDING
Basic	2,805.6		2,747.1
Diluted	2,879.0		2,805.0

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarters Ended		Fiscal Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net Earnings	$2,982	2,629	10,312	7,947

Other Comprehensive Income (Loss), net of tax
Foreign currency translation	1,278	1,485	(48)	689

Securities:
Unrealized holding gain (loss) arising during period	59	(263)	238	(194)
Reclassifications to earnings	—	(3)	(289)	(4)
Net change	59	(266)	(51)	(198)

Employee benefit plans:
Prior service cost amortization during period	—	—	2	1
Gain (loss) amortization during period	130	94	390	282
Net change	130	94	392	283

Derivatives & hedges:
Unrealized gain (loss) arising during period	41	(5)	224	(90)
Reclassifications to earnings	(44)	(29)	(53)	23
Net change	(3)	(34)	171	(67)

Other Comprehensive Income (Loss)	1,464	1,279	464	707

Comprehensive Income	$4,446	3,908	10,776	8,654

Comprehensive Loss Attributable To Noncontrolling Interest, net of tax	—	339	—	339

Comprehensive Income Attributable To Johnson & Johnson	$4,446	4,247	10,776	8,993

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarters were as follows for 2013 and 2012, respectively: Securities: $32 million and $144 million; Employee Benefit Plans: $68 million and $49 million; Derivatives & Hedges: $1 million and $18 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2013 and 2012, respectively: Securities: $28 million and $107 million; Employee Benefit Plans: $204 million and $147 million; Derivatives & Hedges: $92 million and $36 million.

Foreign currency translation is not adjusted for income taxes as it relates to permanent investments in international subsidiaries.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$10,312	$7,947
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,002	2,630
Stock based compensation	584	515
Noncontrolling interest	—	339
Venezuela currency devaluation	108	—
Asset write-downs	247	2,047
Net gain on equity investment transactions	(380)	—
Deferred tax provision	(224)	(324)
Accounts receivable allowances	(32)	86
Changes in assets and liabilities, net of effects from acquisitions:
(Increase)/decrease in accounts receivable	(971)	94
Increase in inventories	(799)	(593)
Increase in accounts payable and accrued liabilities	589	1,220
Increase in other current and non-current assets	(403)	(790)
Increase/(Decrease) in other current and non-current liabilities	1,242	(1,151)

NET CASH FLOWS FROM OPERATING ACTIVITIES	13,275	12,020

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,166)	(1,782)
Proceeds from the disposal of assets	192	905
Acquisitions, net of cash acquired	(819)	(4,423)
Purchases of investments	(13,583)	(8,837)
Sales of investments	12,891	12,134
Other	(40)	(4)

NET CASH USED BY INVESTING ACTIVITIES	(3,525)	(2,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(5,424)	(4,924)
Repurchase of common stock	(3,050)	(12,919)
Proceeds from short-term debt	1,770	3,606
Retirement of short-term debt	(1,416)	(5,780)
Proceeds from long-term debt	51	16
Retirement of long-term debt	(1,531)	(796)
Proceeds from the exercise of stock options/excess tax benefits	2,271	1,817
Other	56	(111)

NET CASH USED BY FINANCING ACTIVITIES	(7,273)	(19,091)

Effect of exchange rate changes on cash and cash equivalents	(184)	22
Increase/(decrease) in cash and cash equivalents	2,293	(9,056)
Cash and Cash equivalents, beginning of period	14,911	24,542
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,204	$15,486

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 29, 2013	September 30, 2012
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock associated with the acquisition of Synthes, Inc.	$—	13,335

Acquisitions
Fair value of assets acquired	$1,012	$18,984
Fair value of liabilities assumed and noncontrolling interests	(193)	(1,226)
Net fair value of acquisitions	819	17,758
Less: Issuance of common stock associated with the acquisition of Synthes, Inc.	—	13,335
Net cash paid for acquisitions	$819	$4,423
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

During the fiscal third quarter of 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial position.

NOTE 2 — INVENTORIES

(Dollars in Millions)	September 29, 2013	December 30, 2012
Raw materials and supplies	$1,345	1,416
Goods in process	2,714	2,262
Finished goods	4,065	3,817
Total inventories	$8,124	7,495

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2012. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted, as was the case for certain indefinite lived intangible assets in 2013.

(Dollars in Millions)	September 29, 2013	December 30, 2012
Intangible assets with definite lives:
Patents and trademarks — gross	$8,953	8,890
Less accumulated amortization	3,789	3,416
Patents and trademarks — net	5,164	5,474
Customer relationships and other intangibles — gross	18,810	18,755
Less accumulated amortization	4,645	4,030
Customer relationships and other intangibles — net	14,165	14,725
Intangible assets with indefinite lives:
Trademarks	7,634	7,648
Purchased in-process research and development	1,504	905
Total intangible assets with indefinite lives	9,138	8,553
Total intangible assets — net	$28,467	28,752

Goodwill as of September 29, 2013 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at December 30, 2012	$8,519	1,792	12,113	22,424
Acquisitions	80	247	11	338
Currency translation/Other	18	15	57	90
Goodwill, net as of September 29, 2013	$8,617	2,054	12,181	22,852

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets was $980 million and $866 million for the fiscal nine months ended September 29, 2013 and September 30, 2012, respectively. The estimated amortization expense for the five succeeding years approximates $1,300 million, before tax, per year. Amortization expense is included in cost of products sold.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company uses forward exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third-party purchases of materials denominated in foreign currency. The Company also uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges. The Company also uses forward exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an A (or equivalent) credit rating. As of September 29, 2013, the

Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $27.5 billion and $2.4 billion, respectively.

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

As of September 29, 2013, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $179 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months excluding interest rate swaps. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal third quarters in 2013 and 2012:

	Gain/(Loss) Recognized in Accumulated OCI(1)		Gain/(Loss) Reclassified from Accumulated OCI into Income(1)		Gain/(Loss) Recognized in Other Income/Expense(2)
	Fiscal Third Quarters Ended
Cash Flow Hedges by Income Statement Caption	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
(Dollars in Millions)
Sales to customers(3)	$25	30	17	(12)	—	(1)
Cost of products sold(3)	42	(61)	51	(19)	—	(1)
Research and development expense(3)	(20)	22	(14)	43	—	—
Interest (income)/Interest expense, net(4)	7	28	(2)	(2)	—	—
Other (income)expense, net(3)	(13)	(24)	(8)	19	—	1
Total	$41	(5)	44	29	—	(1)

The following table is a summary of the activity related to derivatives designated as hedges for the fiscal nine months in 2013 and 2012:

	Gain/(Loss) Recognized in Accumulated OCI(1)		Gain/(Loss) Reclassified from Accumulated OCI into Income(1)		Gain/(Loss) Recognized in Other Income/Expense(2)
	Fiscal Nine Months Ended
Cash Flow Hedges by Income Statement Caption	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
(Dollars in Millions)
Sales to customers(3)	$22	16	24	(42)	—	(1)
Cost of products sold(3)	220	(100)	72	(53)	4	(1)
Research and development expense(3)	(27)	33	(31)	56	(3)	—
Interest (income)/Interest expense, net(4)	15	(14)	(6)	(11)	—	—
Other (income)expense, net(3)	(6)	(25)	(6)	27	(1)	—
Total	$224	(90)	53	(23)	—	(2)

All amounts shown in the tables above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal third quarter ended September 29, 2013, no gain or loss was recognized and for the fiscal third quarter ended September 30, 2012, a gain of $35 million was recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

For the fiscal nine months ended September 29, 2013 and September 30, 2012, a gain of $50 million and a gain of $9 million, respectively, were recognized in Other (income)expense, net, relating to foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 29, 2013 and December 30, 2012 were as follows:

	September 29, 2013				December 30, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(2)
Derivatives designated as hedging instruments:
Assets:
Foreign exchange contracts	$—	482	—	482	423
Cross currency interest rate swaps(3)	—	127	—	127	98
Total	—	609	—	609	521
Liabilities:
Foreign exchange contracts	—	181	—	181	252
Cross currency interest rate swaps(4)	—	10	—	10	10
Total	—	191	—	191	262
Derivatives not designated as hedging instruments:
Assets:
Foreign exchange contracts	—	37	—	37	75
Liabilities:
Foreign exchange contracts	—	15	—	15	23
Other Investments(1)	$405	—	—	405	1,247

(1)	Classified as non-current other assets. The change in the fair value from December 30, 2012 was primarily due to the sale of Elan American Depositary Shares.

(2)	As of December 30, 2012, these assets and liabilities are classified as Level 2 with the exception of Other Investments of $1,247 million which are classified as Level 1.

(3)	Includes $127 million and $96 million of non-current assets for September 29, 2013 and December 30, 2012, respectively.

(4)	Includes $5 million and $4 million of non-current liabilities for September 29, 2013 and December 30, 2012, respectively.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of September 29, 2013:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$2,701	2,701
Government securities and obligations	19,884	19,884
Corporate debt securities	611	611
Money market funds	1,399	1,399
Time deposits	633	633
Total cash, cash equivalents and current marketable securities	$25,228	25,228

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.
Financial Liabilities

Current Debt	$5,359	5,359
Non-Current Debt
2.15% Notes due 2016	898	932
5.55% Debentures due 2017	1,000	1,159
5.15% Debentures due 2018	898	1,041
4.75% Notes due 2019 (1B Euro 1.3503)	1,345	1,605
3% Zero Coupon Convertible Subordinated Debentures due in 2020	178	260
2.95% Debentures due 2020	542	564
3.55% Notes due 2021	446	470
6.73% Debentures due 2023	250	323
5.50% Notes due 2024 (500 GBP 1.6042)	797	965
6.95% Notes due 2029	296	404
4.95% Debentures due 2033	500	561
5.95% Notes due 2037	995	1,226
5.85% Debentures due 2038	700	832
4.50% Debentures due 2040	539	556
4.85% Notes due 2041	298	322
Other	66	66
Total Non-Current Debt	$9,748	11,286

The weighted average effective interest rate on non-current debt is 5.12%.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2013 and 2012 were 18.9% and 25.6%, respectively. The R&D tax credit and the CFC look-through provisions were enacted into law in January 2013 and were retroactive to January 1, 2012. The entire 2012 R&D tax credit and the CFC look-through provisions and the quarterly impact of the 2013 R&D tax credit and the CFC look-through provisions are reflected in the 2013 fiscal nine months financial results which decreased the 2013 tax rate by 1.5 points. Additionally, taxable income increased in lower tax jurisdictions relative to higher tax jurisdictions. The higher effective tax rate in 2012 was also due to lower tax rates associated with the deductions for Synthes integration and transaction costs, litigation accruals and the add back of the net loss attributable to noncontrolling interest, which added approximately 4.0 points to the tax rate.

During the fiscal third quarter of 2013, the Company reached a settlement agreement related to certain issues regarding the Internal Revenue Service audit related to tax years 2006-2009. As a result of this settlement, the Company adjusted the reserves relating to these matters which lowered tax expense for the fiscal third quarter and fiscal nine months. Also included in the fiscal third quarter and fiscal nine month results were incremental tax expense associated with the establishment of a valuation allowance on the Company's foreign deferred tax assets and additional U.S. tax expense related to increased dividends of foreign earnings. The above items had no net impact on the effective income tax rate for the fiscal nine months of 2013.

As of September 29, 2013, the Company had approximately $2.4 billion of liabilities from unrecognized tax benefits which reflects the settlement agreement described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2013 and 2012 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Third Quarters Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$204	163	49	42
Interest cost	226	218	37	41
Expected return on plan assets	(360)	(307)	(1)	(1)
Amortization of prior service cost/(credit)	1	2	(1)	(1)
Amortization of net transition obligation	—	1	—	—
Recognized actuarial losses	169	123	29	21
Net periodic benefit cost	$240	200	113	102

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2013 and 2012 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$615	492	147	131
Interest cost	681	659	112	123
Expected return on plan assets	(1,084)	(927)	(4)	(3)
Amortization of prior service cost/(credit)	4	4	(2)	(3)
Amortization of net transition obligation	—	1	—	—
Recognized actuarial losses	509	371	84	59
Curtailments and settlements	—	(1)	—	—
Net periodic benefit cost	$725	599	337	307

Company Contributions

For the fiscal nine months ended September 29, 2013, the Company contributed $45 million and $27 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	on	Benefit	on Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities (1)	Plans (2)	& Hedges (3)	Income (Loss)
December 30, 2012	$(296)	195	(5,717)	8	(5,810)
Net change	(48)	(51)	392	171	464
September 29, 2013	$(344)	144	(5,325)	179	(5,346)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 29, 2013 and September 30, 2012:

	Fiscal Third Quarters Ended
(Shares in Millions)	September 29, 2013	September 30, 2012
Basic net earnings per share attributable to Johnson & Johnson	$1.06	$1.08
Average shares outstanding — basic	2,818.4	2,757.4
Potential shares exercisable under stock option plans	154.1	181.6
Less: shares which could be repurchased under treasury stock method	(107.9)	(141.5)
Convertible debt shares	3.0	3.6
Accelerated share repurchase program	13.6	17.0
Average shares outstanding — diluted	2,881.2	2,818.1
Diluted earnings per share attributable to Johnson & Johnson	$1.04	$1.05

The diluted earnings per share calculation for both fiscal third quarters ended September 29, 2013 and September 30, 2012 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal third quarters ended September 29, 2013 and September 30, 2012 included the dilutive effect of 13.6 million shares and 17.0 million shares, respectively, related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc. See Note 10 to the Consolidated Financial Statements for additional details.

The diluted earnings per share calculation for both the fiscal third quarters ended September 29, 2013 and September 30, 2012 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock during the quarter.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 29, 2013 and September 30, 2012:

	Fiscal Nine Months Ended
(Shares in Millions)	September 29, 2013	September 30, 2012
Basic net earnings per share attributable to Johnson & Johnson	$3.68	$3.02
Average shares outstanding — basic	2,805.6	2,747.1
Potential shares exercisable under stock option plans	154.7	181.5
Less: shares which could be repurchased under treasury stock method	(110.4)	(144.2)
Convertible debt shares	3.0	3.6
Accelerated share repurchase program	26.1	17.0
Average shares outstanding — diluted	2,879.0	2,805.0
Diluted earnings per share attributable to Johnson & Johnson	$3.58	$2.96

The diluted earnings per share calculation for both fiscal nine months ended September 29, 2013 and September 30, 2012 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal nine months ended September 29, 2013 and September 30, 2012 included the dilutive effect of 26.1 million shares and 17.0 million shares, respectively, related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc. See Note 10 to the Consolidated Financial Statements for additional details.

The diluted earnings per share calculation for the fiscal nine months ended September 29, 2013 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock during the quarter. The diluted earnings per share calculation for the fiscal nine months ended September 30, 2012 excluded 1.0 million shares related to stock options, as the exercise price of these options was greater than the average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change

Consumer
United States	$1,225	$1,214	0.9%
International	2,386	2,367	0.8
Total	3,611	3,581	0.8
Pharmaceutical
United States	3,549	3,288	7.9
International	3,487	3,114	12.0
Total	7,036	6,402	9.9
Medical Devices & Diagnostics
United States	3,151	3,289	(4.2)
International	3,777	3,780	(0.1)
Total	6,928	7,069	(2.0)
Worldwide
United States	7,925	7,791	1.7
International	9,650	9,261	4.2
Total	$17,575	$17,052	3.1%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change

Consumer
United States	$3,899	$3,843	1.5%
International	7,045	6,952	1.3
Total	10,944	10,795	1.4
Pharmaceutical
United States	10,397	9,408	10.5
International	10,432	9,418	10.8
Total	20,829	18,826	10.6
Medical Devices & Diagnostics
United States	9,600	9,119	5.3
International	11,584	10,926	6.0
Total	21,184	20,045	5.7
Worldwide
United States	23,896	22,370	6.8
International	29,061	27,296	6.5
Total	$52,957	$49,666	6.6%

SEGMENT PRE-TAX PROFIT

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change
Consumer	$467	$510	(8.4)%
Pharmaceutical (2)	2,449	1,388	76.4
Medical Devices & Diagnostics(3)	956	1,927	(50.4)
Segments operating profit	3,872	3,825	1.2
Less: Expense not allocated to segments(4)	205	230
Worldwide income before taxes	$3,667	$3,595	2.0%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change
Consumer (1)	$1,525	$1,239	23.1%
Pharmaceutical (2)	7,858	4,494	74.9
Medical Devices & Diagnostics (3)	3,991	5,880	(32.1)
Segments operating profit	13,374	11,613	15.2
Less: Expense not allocated to segments (4)	653	938
Worldwide income before taxes	$12,721	$10,675	19.2%

(1) Includes a gain on the sale of intangible and other assets of $55 million recorded in the fiscal nine months of 2013. Includes intangible asset write-downs of $294 million recorded in the fiscal nine months of 2012.
(2) Includes in-process research and development charges of $178 million and litigation expense of $28 million recorded in the fiscal third quarter of 2013. Includes litigation expense of $206 million, in-process research and development charges of $178 million and a net gain of $400 million on equity investment transactions, primarily the sale of Elan American Depositary Shares recorded in the fiscal nine months of 2013. Includes in-process research and development charges of $679 million recorded in the fiscal third quarter of 2012. Includes in-process research and development charges of $1,108 million, litigation expense of $658 million and intangible asset write-downs of $499 million recorded in the fiscal nine months of 2012.
(3) Includes litigation expense of $844 million, Synthes integration/transaction costs of $122 million and $35 million for the ASR™ Hip program recorded in the fiscal third quarter of 2013. Includes litigation expense of $1,564 million, Synthes integration/transaction costs of $502 million, in-process research and development charges of $64 million and $117 million for the ASR™ Hip program in the fiscal nine months of 2013. Includes Synthes integration/transaction costs of $165 million, litigation expense of $89 million and $27 million for the ASR™ Hip program recorded in the fiscal third quarter of 2012. Includes Synthes integration/transaction costs of $388 million, intangible asset write-downs of $146 million, litigation expense of $89 million and $27 million for the ASR™ Hip program recorded in the fiscal nine months of 2012.
(4) Amounts not allocated to segments include interest income/(expense), noncontrolling interests and general corporate income/expense. The fiscal nine months of 2013 includes litigation expense of $6 million. The fiscal nine months of 2012 includes currency losses related to the Synthes acquisition of $234 million and litigation expense of $11 million.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change
United States	$7,925	$7,791	1.7%
Europe	4,478	3,983	12.4
Western Hemisphere, excluding U.S.	1,842	1,824	1.0
Asia-Pacific, Africa	3,330	3,454	(3.6)
Total	$17,575	$17,052	3.1%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2013	September 30, 2012	Percent Change
United States	$23,896	$22,370	6.8%
Europe	13,631	12,342	10.4
Western Hemisphere, excluding U.S.	5,530	5,266	5.0
Asia-Pacific, Africa	9,900	9,688	2.2
Total	$52,957	$49,666	6.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal third quarter of 2013, the Company completed the acquisitions of Aragon Pharmaceuticals, Inc., a privately-held, pharmaceutical discovery and development company focused on drugs to treat hormonally-driven cancers. Under the terms of the agreement, the Company made an upfront cash payment of $650 million. Additional contingent payments of up to $350 million may be paid in the future based on reaching predetermined milestones.  The purchase price for the acquisition including the fair value of the contingent consideration of $0.2 billion was allocated primarily to purchased IPR&D for $0.8 billion and goodwill for $0.2 billion.

During the fiscal first quarter of 2013, the Company completed the acquisitions of Flexible Stenting Solutions, Inc., a leading developer of innovative flexible peripheral arterial, venous and biliary stents and Shanghai Elsker Mother & Baby Co., Ltd, a baby care company in China.

During the fiscal third quarter of 2012, the Company acquired Calibra Medical, developer of a unique, wearable three-day insulin patch for convenient and discreet mealtime dosing for people with diabetes who take multiple daily injections of insulin and Spectrum Vision LLC, a full service distributor of contact lenses serving Russia and with facilities in the Ukraine and Kazakhstan.

During the fiscal third quarter of 2012, the Company completed the initial closing related to the divestiture of the RhoGAM® business. The Company also completed the sale of certain consumer brands in the United States and Canada to Valeant Pharmaceuticals.

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

The stock portion of the merger consideration consisted of shares of Johnson & Johnson common stock purchased by Janssen Pharmaceutical, from two banks, pursuant to two accelerated share repurchase (ASR) agreements dated June 12, 2012. On June 13, 2012, Janssen Pharmaceutical purchased an aggregate of approximately 203.7 million shares of Johnson & Johnson common stock at an initial purchase price of $12.9 billion under the ASR agreements, with all of the shares delivered to Janssen Pharmaceutical on June 13, 2012.  During the fiscal third quarter of 2013, the Company settled the remaining liabilities under the ASR agreements for $2.9 billion in cash which was recorded as a reduction to equity.

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

(A) Synthes common stock outstanding of 118.7 million shares as of the acquisition date and CHF/USD exchange rate of .95674

(B) Johnson & Johnson closing stock price on the New York Stock Exchange as of the acquisition date of $65.45 per share.

During the fiscal second quarter the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The following table presents the amounts recognized for assets acquired and liabilities assumed as of the acquisition date with adjustments made through June 30, 2013:

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
The following table provides pro forma results of operations for the fiscal nine months ended September 30, 2012, as if Synthes, Inc. had been acquired as of January 3, 2011. The pro forma results include the effect of divestitures and certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Synthes, Inc. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

Unaudited Pro forma Consolidated Results

(Dollars in Millions Except Per Share Data)	Fiscal Nine Months Ended September 30, 2012
Net Sales	$51,336
Net Earnings Attributable to Johnson & Johnson	$8,734
Diluted Net Earnings per Common Share Attributable to Johnson & Johnson	$3.11

In the fiscal nine months of 2013, the Company recorded acquisition-related costs of $502 million before tax, which were recorded in Cost of products sold and Other (income)expense.

In connection with the Synthes acquisition, DePuy Orthopaedics, Inc. agreed to divest certain rights and assets related to its trauma business to Biomet, Inc. and completed the initial closing for this transaction in the fiscal second quarter of 2012, including those countries that represented the majority of sales. As of December 30, 2012, the transaction had closed worldwide.

Additionally, during the fiscal second quarter of 2012, the Company acquired Guangzhou Bioseal Biotech Co., Ltd., a privately held biopharmaceutical company specializing in the design, development and commercialization of a porcine plasma-derived biologic product for controlling bleeding during surgery; CorImmun GmbH, a privately held drug development company in Germany; and certain assets of the Angiotech Pharmaceuticals, Inc. barbed suture business. During the fiscal third quarter of 2013, the Company recorded a charge of $0.2 billion for the impairment of the in-process research and development associated with CorImmun.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 29, 2013, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

Multiple products of Johnson & Johnson subsidiaries are subject to product liability claims and lawsuits in which claimants seek substantial compensatory and, where available, punitive damages, including LEVAQUIN®, the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, RISPERDAL®, pelvic meshes, DURAGESIC®/fentanyl patches and TOPAMAX®. As of September 29, 2013, in the U.S. there were approximately 1,490 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to LEVAQUIN®, 12,140 with respect to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 5,160 with respect to the PINNACLE® Acetabular Cup System, 490 with respect to RISPERDAL®, 23,040 with respect to pelvic meshes, 30 with respect to DURAGESIC®/fentanyl patches and 130 with respect to TOPAMAX®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson, and the number of pending lawsuits continues to increase. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada and Australia. The Company continues to receive information with respect to potential costs associated with this recall. During the fiscal third quarter of 2013, the Company increased its accruals for the DePuy ASR™ Hip recall program and related product liability based on additional information. Changes to these accruals may be required in the future as additional information becomes available.

Claims for personal injury have also been made against DePuy and Johnson & Johnson relating to DePuy's PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. The Company has established a product liability accrual in anticipation of product liability litigation associated with DePuy's PINNACLE® Acetabular Cup System. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, a class action and several individual personal injury cases or claims have been commenced in Canada, Australia, England, Italy, Scotland, Venezuela, Israel and the Netherlands seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established a product liability accrual in anticipation of product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

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

Medical Devices and Diagnostics

In October 2004, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation (now Covidien plc) filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES's HARMONIC® Scalpel infringed four Tyco patents. In October 2007, on motions for summary judgment prior to the initial trial, a number of claims were found invalid and a number were found infringed. However, no claim was found both valid and infringed. Trial commenced in December 2007, and the Court dismissed the case without prejudice on grounds that Tyco did not own the patents in suit. The dismissal without prejudice was affirmed on appeal. In January 2010, Tyco filed another complaint in the United States District Court for the District of Connecticut asserting infringement of three of the four patents from the previous lawsuit and adding new products. Tyco is seeking monetary damages and injunctive relief. The case was tried in July 2012, and in March 2013, the Court ruled that EES's HARMONIC Scalpel infringed on Tyco's patents and ordered EES to pay damages of approximately $176 million. EES has appealed the decision to the United States Court of Appeals for the Federal Circuit. The Company believes EES has strong arguments supporting its appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case.

In October 2007, Bruce Saffran (Saffran) filed a patent infringement lawsuit against Johnson & Johnson and Cordis Corporation (Cordis) in the United States District Court for the Eastern District of Texas alleging infringement on U.S. Patent No. 5,653,760. In January 2011, a jury returned a verdict finding that Cordis's sales of its CYPHER® Stent willfully infringed the '760 patent. The jury awarded Saffran $482 million. In March 2011, the Court entered judgment against Cordis in the amount of $593 million, representing the jury verdict, plus $111 million in pre-judgment interest. Cordis appealed the judgment, and in April 2013, the United States Court of Appeals for the Federal Circuit reversed the judgment and held that Cordis did not infringe Plaintiff's patent as a matter of law. Plaintiff's petition with the Court of Appeals to reconsider the decision was denied, and Plaintiff has filed a Petition for Certiorari with the United States Supreme Court.

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

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringe the '327 patent. Rembrandt appealed and the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt has also asked the District Court to grant it a new trial based on alleged new evidence, and the Court's decision on that motion is pending.

In September 2011, LifeScan filed a lawsuit against Shasta Technologies, Instacare Corp and Conductive Technologies (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters.  In November 2012, Shasta got a limited approval from the United States Food and Drug Administration (FDA) for its strips.  In December 2012, LifeScan filed an additional lawsuit alleging violation of the Lanham Act based on Shasta's packaging.  LifeScan moved for, and the District Court granted, a preliminary injunction prohibiting Shasta from marketing their strips.  Shasta appealed, and the Court of Appeals granted Shasta's motion for stay of the preliminary injunction. Oral argument on the appeal was heard in June 2013 and the parties are awaiting a decision. Litigation regarding the preliminary injunction and the underlying merits of the claims is continuing.

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

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor, Inc. (Centocor) (now Janssen Biotech, Inc. (JBI)) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. In April 2012, the parties participated in an arbitration on the issue of JBI's defense that Abbott is equitably estopped from asserting the patents. In May 2012, the arbitrator rejected JBI's defense. The case has been reinstated in the District Court. Oral argument on summary judgment motions is scheduled for December 2013.

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

LITIGATION AGAINST FILERS OF ABBREVIATED NEW DRUG APPLICATIONS (ANDAs)

The following summarizes lawsuits pending against generic companies that filed Abbreviated New Drug Applications (ANDAs) seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of these patents. In the event the subsidiaries are not successful in these actions, or the statutory 30-month stays expire before the United States District Court rulings are obtained, the third-party companies involved will have the ability, upon approval of the FDA, to introduce generic versions of the products at issue, resulting in very substantial market share and revenue losses for those products.
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

In March 2011, Tibotec filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. (collectively, Hetero) in the United States District Court for the District of New Jersey in response to Hetero's ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle. In July 2011, upon agreement by the parties, the Court entered a stay of the lawsuit pending a final decision in the lawsuit against Teva with respect to the validity and/or enforceability of the patents that Tibotec licenses from G.D. Searle, with Hetero agreeing to be bound by such final decision. In September 2013, the lawsuit against Hetero was dismissed because Hetero is no longer seeking FDA approval to market its generic version of PREZISTA® before the expiration of the relevant patents.

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

In June 2013, Janssen and G.D. Searle dismissed their claims relating to the patents owned by G.D. Searle against Lupin and Mylan, and in July 2013, Janssen and G.D. Searle dismissed their claims relating to those patents against Teva.  A trial on the remaining patents has been scheduled for March 2014.

In each of the above lawsuits, Tibotec and Janssen are seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In June 2013, ALZA Corporation and Janssen Pharmaceuticals, Inc. (collectively, Janssen) filed patent infringement lawsuits in the District Court for the District of Delaware against (1) Par Pharmaceuticals, Inc., Actavis Elizabeth LLC and Actavis, Inc. (collectively, Par) and (2) Osmotica Kereskedelmies Szolgaltato Kft (Osmotica) and Norwich Pharmaceuticals, Inc. (Norwich) in response to those parties' ANDAs seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). In each of the above lawsuits, Janssen is seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the '798 patent. In September 2013, Janssen dismissed Actavis Elizabeth LLC and Actavis, Inc. from the case. The claims against Par Pharmaceuticals, Inc., Osmotica and Norwich remain. In addition, in September 2013, Par and Osmotica filed counterclaims against Janssen seeking declarations of invalidity and noninfringement of the patent-in-suit, and Norwich filed a motion to dismiss.

NUCYNTA® AND NUCYNTA® ER

In July 2013, Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem).  The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of United States Reissue Patent No. 39,593 (the '593 patent), United States Patent No. 7,994,364 (the '364 patent) and, as to

Actavis only, United States Patent No. 8,309,060 (the '060 patent).  The lawsuit also includes a patent infringement claim against Alkem in response to its ANDA seeking approval to market a generic version of NUCYNTA® before the expiration of the '593 and '364 patents.  JPI is seeking an Order enjoining the defendants from marketing their generic versions of NUCYNTA® ER and NUCYNTA® before the expiration of the asserted patents. In October 2013, JPI received a Paragraph IV Notice from Sandoz, Inc. with respect to NUCYNTA® related to the ‘364 patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘593 and ‘364 patents and United States Patent No. 6,071,970.   JPI is currently investigating Roxane’s and Sandoz’s ANDA submissions.

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

In March 2012, Noramco, Inc. (Noramco) moved to intervene in three patent infringement lawsuits filed in the United States District Court for the Southern District of New York (SDNY) by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva) and Amneal Pharmaceuticals, LLC (Amneal). In February 2013, Noramco appeared on behalf of Noramco customers Watson Laboratories, Inc. - Florida and Andrx Labs, LLC (collectively, Watson/Andrx) in a similar lawsuit filed by Purdue in the SDNY. The lawsuits are in response to the defendants' respective ANDAs seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal and Watson/Andrx. Although Noramco did not participate, in November 2012, a trial in a lawsuit brought by Purdue against another Noramco customer, Actavis Elizabeth, LLC (Actavis), took place. In April 2013, Actavis and Watson/Andrx entered into confidential settlements with Purdue. Subsequently, the Court dismissed the Actavis lawsuit as moot. The trial against Impax and Teva (as well as two parties not defended by Noramco) took place in September 2013 and as discussed above, Noramco defended Teva and Impax. A decision by the Court is pending.

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

In September 2013, Janssen Biotech, Inc. (JBI) and NYU Medical Center received an Office Action from the United States Patent Office rejecting the claims in a co-owned patent relating to REMICADE® in a reexamination proceeding instituted by a third party.  Currently, the affected patent in the United States expires in September 2018.  If, as a result of the reexamination, it is finally concluded that the patent is invalid, the patent could not be relied upon to prevent the introduction of biosimilar versions of REMICADE® in the United States.  The remaining Janssen/NYU REMICADE® patents, the latest to expire in December 2014, remain in full force and effect.  The timing of the possible introduction of a biosimilar version of REMICADE® would be subject to approval by the FDA. If a biosimilar version of REMICADE® were to be approved, and introduced to the market, loss of exclusivity would likely result in a reduction in sales. JBI believes the REMICADE® patent in question is valid and will respond to the Office Action to defend the patent, and if necessary pursue available appeals.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain subsidiaries of Johnson & Johnson have been settled, including Kentucky, Kansas, Mississippi and Louisiana. Illinois is set for trial in May 2014, and Alaska is set for trial in July 2014. Other state cases are likely to be set for trial in due course. In addition, an AWP case against the J&J AWP Defendants brought by the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants have appealed the Commonwealth Court's UTPL ruling to the Pennsylvania Supreme Court. The Company believes that the J&J AWP Defendants have strong arguments supporting their appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

RISPERDAL®

In January 2004, Janssen Pharmaceutica Inc. (Janssen Pharmaceutica) (now Janssen Pharmaceuticals, Inc. (JPI)) received a subpoena from the Office of the Inspector General of the United States Office of Personnel Management seeking documents concerning sales and marketing of, any and all payments to physicians in connection with sales and marketing of, and clinical trials for, RISPERDAL® from 1997 to 2002. Documents subsequent to 2002 also were requested by the Department of Justice. An additional subpoena seeking information about marketing of, and adverse reactions to, RISPERDAL® was received from the United States Attorney's Office for the Eastern District of Pennsylvania in November 2005. Numerous subpoenas seeking testimony from various witnesses before a grand jury were also received. JPI cooperated in responding to these requests for documents and witnesses. The United States Department of Justice and the United States Attorney's Office for the Eastern District of Pennsylvania (the Government) were pursuing both criminal and civil actions. In February 2010, the Government served Civil Investigative Demands seeking additional information relating to sales and marketing of RISPERDAL® and sales and marketing of INVEGA®. The focus of these matters was the alleged promotion of RISPERDAL® and INVEGA® for off-label uses. The Government notified JPI that there also were pending qui tam actions alleging off-label promotion of RISPERDAL®. The Government informed JPI that it will intervene in these qui tam actions and file a superseding complaint.

In addition, the Attorneys General of multiple states, including Alaska, Arkansas, Kentucky, Louisiana, Massachusetts, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Texas, Utah and West Virginia brought actions against Janssen Pharmaceutica (now JPI) seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties, damages for “overpayments” by the state and others, violations of state consumer fraud statutes, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also sought injunctive relief relating to the promotion of RISPERDAL®.
In 2011, discussions to resolve criminal penalties under the Food Drug and Cosmetic Act related to the promotion of RISPERDAL® resulted in an agreement in principle with the United States Attorney's Office for the Eastern District of Pennsylvania on key issues relevant to a disposition of criminal charges pursuant to a single misdemeanor violation of the Food Drug and Cosmetic Act. Under the agreement, which has now been finalized, the Company will plead guilty to the misdemeanor and pay an amount of $400 million. During 2011, the Company accrued amounts to cover the financial component of this agreement.
In 2012, the Company reached an agreement in principle with the United States Department of Justice to settle three civil False Claims Act matters pending in (1) the Eastern District of Pennsylvania concerning sales and marketing of RISPERDAL® and INVEGA®; (2) the Northern District of California regarding the sales and marketing of NATRECOR®, discussed separately below; and (3) the District of Massachusetts alleging that the defendants provided the Omnicare, Inc. (Omnicare) long-term care pharmacy with rebates and other payments regarding RISPERDAL® and other products, discussed separately below. Under the terms of these settlements, which have now been finalized, the Company will pay an amount of approximately $1.6 billion. The Company will enter into a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. These civil settlements resolve the federal government's claims under the federal False Claims Act, resolve all pending state and federal government litigation regarding Omnicare and NATRECOR®, and settle the RISPERDAL® Medicaid-related claims for the states that participate in the relevant settlement. In instances where states are not participating in one or more of the federal settlements, the Company has entered into separate settlement agreements with some of those states. The Company has previously accrued amounts to cover these federal and state settlements. To the extent any state has an outstanding Medicaid-related claim not resolved by these settlements, the Company has accrued an amount approximately equal to what that state would have received if it had participated in the relevant federal settlement.
Following the federal settlements and separate state settlements described above, five states have remaining claims in litigation related to RISPERDAL®. Three of these (Arkansas, Louisiana, and South Carolina) are on appeal, and two (Kentucky and Mississippi) have not progressed to trial. State cases that have gone to trial, including cases that have since settled, are discussed below.
In January 2012, JPI settled the lawsuit filed by the Attorney General of Texas.
In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. JPI and Johnson & Johnson have filed an appeal and believe that they have strong arguments supporting the appeal. In January 2013, the trial court awarded attorney fees of approximately $180 million. This award is also being appealed.

The Attorney General of West Virginia commenced a lawsuit in 2004 against Janssen Pharmaceutica (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court of Appeals reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen Pharmaceutica (now JPI). Johnson & Johnson was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether Johnson & Johnson or JPI had violated the State's Medicaid Fraud Act (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Professional letter regarding RISPERDAL®. The jury returned a verdict that JPI and Johnson & Johnson had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. In August 2012, an intermediate appellate court affirmed the judgment. In January 2013, the Louisiana Supreme Court accepted Johnson & Johnson and JPI's request for appeal. Oral argument on the appeal took place in March 2013 and the parties are awaiting a decision. The Company believes it has strong arguments supporting the appeal.

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

OMNICARE

In September 2005, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of eight drugs to Omnicare, Inc. (Omnicare), a manager of pharmaceutical benefits for long-term care facilities. In April 2009, Johnson & Johnson and certain of its pharmaceutical subsidiaries were served in two civil qui tam cases asserting claims under the Federal False Claims Act and related state law claims alleging that the defendants provided Omnicare with rebates and other alleged kickbacks, causing Omnicare to file false claims with Medicaid and other government programs. In January 2010, the government intervened in both of these cases, naming Johnson & Johnson, Ortho-McNeil-Janssen Pharmaceuticals, Inc. (now Janssen Pharmaceuticals, Inc. (JPI)), and Johnson & Johnson Health Care Systems Inc. as defendants. Subsequently, the Commonwealths of Massachusetts, Virginia, and Kentucky, and the States of California and Indiana intervened in the action. In February 2011, the United States District Court for the District of Massachusetts dismissed one qui tam case entirely and dismissed the other case in part, rejecting allegations that the defendants had violated their obligation to report its “best price” to health care program officials. The remaining claims of the United States and intervening states have been resolved as part of the federal civil settlements discussed in the RISPERDAL® section above.

NATRECOR®

In July 2005, Scios Inc. (Scios) received a subpoena from the United States Attorney's Office for the District of Massachusetts, seeking documents related to the sales and marketing of NATRECOR®. In August 2005, Scios was advised that the investigation would be handled by the United States Attorney's Office for the Northern District of California in San Francisco. In February 2009, two qui tam complaints were unsealed in the United States District Court for the Northern District of California, alleging, among other things, improper activities in the promotion of NATRECOR®. In June 2009, the United States government intervened in one of the qui tam actions, and filed a complaint against Scios and Johnson & Johnson seeking relief under the Federal False Claims Act and asserting a claim of unjust enrichment. In October 2011, a criminal matter related to NATRECOR® was resolved. The remaining civil case has been resolved as part of the federal civil settlements discussed in the RISPERDAL® section above.
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

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this multi-state coalition, it is possible that individual State Attorneys General Offices may file civil money claims against the Companies. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice.  In December 2012, Oregon filed a Notice of Appeal in the Court of Appeals of the State of Oregon. In July 2013, appellate briefing commenced. The Court has not set a hearing date.

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

In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc. (DePuy Synthes)), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice for the production of materials relating to the ASR™ XL Hip device.  The government has since made additional informal requests for the production of documents as to the device. The government is investigating whether any person or entity submitted or caused to be submitted false claims or false statements affecting federal health care programs in connection with the marketing and use of the ASR™ XL Hip device.  DePuy Orthopaedics, Inc., DePuy Synthes, and Johnson & Johnson Services, Inc. have voluntarily produced documents in response to the government's informal requests and are fully cooperating with the government's civil investigation. In addition, the Company has received Civil Investigative Demands from a group of state Attorneys General relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.’s hip products. At least one state Attorney General has informed the Company of the intention to investigate these matters independently of the multi-state group. The Company is responding to these demands.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a tolling agreement with the 44 states participating in the multi-state investigation and are in the process of responding to Civil Investigative Demands served by certain of the participating states.

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

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities failed to maintain current good manufacturing practices, and that as a result, the price of the Company's stock declined significantly. Plaintiff sought to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, a motion by Johnson & Johnson to dismiss was granted in part and denied in part. Plaintiff moved the Court to reconsider part of the December 2011 ruling. In May 2012, the Court denied Plaintiff's motion for reconsideration. In September 2012, Plaintiff filed a Second Amended Complaint and Johnson & Johnson and the individual defendants moved to dismiss Plaintiff's Second Amended Complaint in part. Following mediation, the parties reached an agreement in principle to settle the case, and in July 2013, filed for preliminary approval of the proposed settlement. In August 2013, the Court preliminarily approved the settlement and set a final approval hearing for mid-November 2013.

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

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and the present one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing is scheduled for April 2014.

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

In July 2012, the parties in each of the shareholder derivative cases pending in federal court discussed above (specifically, In re Johnson & Johnson Derivative Litigation, Copeland v. Prince, and In re J&J FCPA Derivative Shareholder Litigation) filed a Stipulation of Settlement (the Settlement) to permanently resolve all of the actions in their entirety. In October 2012, the Settlement was approved by the United States District Court for the District of New Jersey. In November 2012, a notice of appeal was filed in the United States Court of Appeals for the Third Circuit by a shareholder who objected to the approval of the Settlement in the District Court on the grounds that the lawsuit and the Settlement did not provide any benefit to the Company, and that plaintiffs' counsel had requested an excessive fee award. The appellant requested a stay of the proceeding pending a decision from the district court concerning the fee award.  The Third Circuit granted a stay of the proceedings.

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
In September 2013, Johnson & Johnson moved to dismiss or, in the alternative, for summary judgment in The George Leon Family Trust v. Coleman, based upon the Board’s determination. In October 2013 the plaintiff in the Leon litigation filed an amended complaint.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal nine months of 2013, worldwide sales were $53.0 billion, a total increase of 6.6%, including operational growth of 8.1% as compared to 2012 fiscal nine months sales of $49.7 billion. Currency fluctuations had a negative impact of 1.5% for the fiscal nine months of 2013. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth by 3.3%. Worldwide operational growth was impacted by 0.4% due to a positive adjustment to previous estimates for managed Medicaid rebates under the Affordable Care Act, primarily related to new data received from the states in the fiscal first quarter of 2013.

Sales by U.S. companies were $23.9 billion in the fiscal nine months of 2013, which represented an increase of 6.8% as compared to the prior year. Sales by international companies were $29.1 billion, which represented a total increase of 6.5%, including an operational increase of 9.2%, and a negative currency impact of 2.7% as compared to the fiscal nine months sales of 2012. Sales by companies in Europe achieved growth of 10.4%, including operational growth of 8.6%, and a positive currency impact of 1.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 5.0%, including operational growth of 10.3%, and a negative currency impact of 5.3%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 2.2%, including operational growth of 9.2%, and a negative currency impact of 7.0%.

For the fiscal third quarter of 2013, worldwide sales were $17.6 billion, a total increase of 3.1%, including operational growth of 4.7% as compared to 2012 fiscal third quarter sales of $17.1 billion. Currency fluctuations had a negative impact of 1.6% for the fiscal third quarter of 2013.

Sales by U.S. companies were $7.9 billion in the fiscal third quarter of 2013, which represented an increase of 1.7% as compared to the prior year. Sales by international companies were $9.7 billion, which represented a total increase of 4.2%, including an operational increase of 7.1%, and a negative currency impact of 2.9% as compared to the fiscal third quarter sales of 2012.

Sales by companies in Europe achieved growth of 12.4%, including operational growth of 8.4%, and a positive currency impact of 4.0%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 1.0%, including operational growth of 8.0%, and a negative currency impact of 7.0%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 3.6%, including operational growth of 5.1% offset by a negative currency impact of 8.7%.

U.S. Health Care Reform

Under the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, beginning in 2013, the Company began paying a tax deductible 2.3% excise tax imposed on the sale of certain medical devices. The 2013 full-year impact of the excise tax is estimated to be between $200 - $250 million.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the fiscal nine months of 2013 were $10.9 billion, an increase of 1.4% as compared to the same period a year ago, including operational growth of 2.3% and a negative currency impact of 0.9%. U.S. Consumer segment sales increased by 1.5%. International Consumer segment sales increased by 1.3%, including operational growth of 2.7% and a negative currency impact of 1.4%.

Major Consumer Franchise Sales — Fiscal Nine Months Ended*

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
OTC	$2,949	$2,750	7.2%	7.4%	(0.2)%
Skin Care	2,734	2,724	0.4	0.7	(0.3)
Baby Care	1,710	1,682	1.7	4.2	(2.5)
Women’s Health	1,220	1,218	0.2	2.4	(2.2)
Oral Care	1,204	1,208	(0.3)	0.8	(1.1)
Wound Care/Other	1,127	1,213	(7.1)	(6.8)	(0.3)
Total Consumer Sales	$10,944	$10,795	1.4%	2.3%	(0.9)%
*Prior year amounts have been reclassified to conform to current year presentation. Nutritionals is included in Wound Care/Other, previously included in OTC.

Consumer segment sales in the fiscal third quarter of 2013 were $3.6 billion, an increase of 0.8% as compared to the same period a year ago, including operational growth of 2.0% and a negative currency impact of 1.2%. U.S. Consumer segment sales increased by 0.9%. International Consumer segment sales increased by 0.8%, including operational growth of 2.6% and a negative currency impact of 1.8%.

Major Consumer Franchise Sales — Fiscal Third Quarters Ended*

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
OTC	$975	$916	6.4%	6.5%	(0.1)%
Skin Care	924	904	2.2	2.7	(0.5)
Baby Care	560	564	(0.7)	2.6	(3.3)
Women’s Health	408	407	0.2	2.5	(2.3)
Oral Care	395	413	(4.4)	(3.0)	(1.4)
Wound Care/Other	349	377	(7.4)	(6.9)	(0.5)
Total Consumer Sales	$3,611	$3,581	0.8%	2.0%	(1.2)%
*Prior year amounts have been reclassified to conform to current year presentation. Nutritionals is included in Wound Care/Other previously included in OTC.

The OTC franchise achieved operational growth of 6.5% as compared to the prior year fiscal third quarter. Strong U.S. sales growth of 17.9% were driven by analgesics and upper respiratory products, due to continued progress in returning a reliable supply of products to the marketplace.

The Skin Care franchise achieved operational growth of 2.7% as compared to the prior year, primarily due to strong results for AVEENO® partially offset by the impact of divestitures.

The Baby Care franchise achieved operational growth of 2.6% as compared to the prior year, primarily due to newly acquired products from the acquisition of Elsker Mother & Baby Co., Ltd. and sales of powder outside the U.S. partially offset by lower sales of wipes outside the U.S.

The Women’s Health franchise achieved operational growth of 2.5% as compared to the prior year, primarily due to growth in women's sanitary protection products outside the U.S. The divestiture of women's sanitary protection products in the U.S., Canada and Caribbean was completed during the fiscal fourth quarter of 2013 and will impact future sales.

The Oral Care franchise experienced an operational decline of 3.0% as compared to the prior year, primarily due to the impact of the divestiture of the manual toothbrush product line in the U.S. partially offset by increased sales of LISTERINE® outside the U.S.

The Wound Care/Other franchise experienced an operational decline of 6.9% as compared to the prior year, due to competitive pressures and the impact of divestitures.

Pharmaceutical

Pharmaceutical segment sales in the fiscal nine months of 2013 were $20.8 billion, a total increase of 10.6% as compared to the same period a year ago with an operational increase of 11.7% and a negative currency impact of 1.1%. U.S. Pharmaceutical sales increased by 10.5% as compared to the same period a year ago. International Pharmaceutical sales increased by 10.8%, including operational growth of 12.9% and a negative currency impact of 2.1%. The Pharmaceutical segment operational growth was impacted by 1.1% in the fiscal nine months of 2013 due to a positive adjustment to previous estimates for managed Medicaid rebates.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Nine Months Ended*

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
Total Immunology	$6,788	$5,898	15.1%	15.9%	(0.8)%
REMICADE®	4,961	4,635	7.0	7.5	(0.5)
SIMPONI®	678	426	59.2	63.0	(3.8)
STELARA®	1,087	756	43.8	44.1	(0.3)
Other Immunology	62	81	(23.5)	(21.4)	(2.1)
Total Infectious Diseases	2,606	2,338	11.5	11.7	(0.2)
INCIVO®	410	305	34.4	36.1	(1.7)
INTELENCE®	284	265	7.2	7.2	0.0
PREZISTA®	1,212	1,061	14.2	14.0	0.2
Other Infectious Diseases	700	707	(1.0)	(0.8)	(0.2)
Total Neuroscience	5,016	5,029	(0.3)	2.0	(2.3)
CONCERTA®/methylphenidate	613	830	(26.1)	(25.1)	(1.0)
INVEGA®	429	403	6.5	9.1	(2.6)
INVEGA® SUSTENNA®/XEPLION®	898	568	58.1	57.5	0.6
RISPERDAL® CONSTA®	997	1,067	(6.6)	(5.1)	(1.5)
Other Neuroscience	2,079	2,161	(3.8)	0.1	(3.9)
Total Oncology	2,660	1,810	47.0	48.6	(1.6)
VELCADE®	1,136	998	13.8	16.7	(2.9)
ZYTIGA®	1,203	697	72.6	71.7	0.9
Other Oncology	321	115	**	**	(4.6)
Total Other	3,759	3,751	0.2	0.4	(0.2)
ACIPHEX®/PARIET®	441	649	(32.0)	(32.0)	0.0
PROCRIT®/EPREX®	1,057	1,136	(7.0)	(7.3)	0.3
XARELTO®	593	144	**	**	—
Other	1,668	1,822	(8.5)	(7.9)	(0.6)
Total Pharmaceutical Sales	$20,829	$18,826	10.6%	11.7%	(1.1)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Pharmaceutical segment sales in the fiscal third quarter of 2013 were $7.0 billion, a total increase of 9.9% as compared to the same period a year ago with an operational increase of 10.9% and a negative currency impact of 1.0%. U.S. Pharmaceutical sales increased by 7.9% as compared to the same period a year ago. International Pharmaceutical sales increased by 12.0%, including operational growth of 14.0% and a negative currency impact of 2.0%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Third Quarters Ended*

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
Total Immunology	$2,343	$2,084	12.4%	13.4%	(1.0)%
REMICADE®	1,689	1,591	6.2	7.0	(0.8)
SIMPONI®	266	185	43.8	47.0	(3.2)
STELARA®	370	287	28.9	29.0	(0.1)
Other Immunology	18	21	(14.3)	(8.1)	(6.2)
Total Infectious Diseases	821	795	3.3	2.4	0.9
INCIVO®	76	71	7.0	5.3	1.7
INTELENCE®	92	94	(2.1)	(2.6)	0.5
PREZISTA®	410	364	12.6	11.5	1.1
Other Infectious Diseases	243	266	(8.6)	(9.3)	0.7
Total Neuroscience	1,592	1,668	(4.6)	(1.9)	(2.7)
CONCERTA®/methylphenidate	142	254	(44.1)	(42.7)	(1.4)
INVEGA®	147	140	5.0	7.8	(2.8)
INVEGA® SUSTENNA®/XEPLION®	324	212	52.8	51.7	1.1
RISPERDAL® CONSTA®	326	351	(7.1)	(5.6)	(1.5)
Other Neuroscience	653	711	(8.2)	(3.4)	(4.8)
Total Oncology	981	628	56.2	57.0	(0.8)
VELCADE®	404	327	23.5	26.3	(2.8)
ZYTIGA®	464	265	75.1	72.9	2.2
Other Oncology	113	36	**	**	(3.8)
Total Other	1,299	1,227	5.9	5.9	0.0
ACIPHEX®/PARIET®	133	195	(31.8)	(32.0)	0.2
PROCRIT®/EPREX®	344	359	(4.2)	(4.8)	0.6
XARELTO®	246	68	**	**	—
Other	576	605	(4.8)	(4.4)	(0.4)
Total Pharmaceutical Sales	$7,036	$6,402	9.9%	10.9%	(1.0)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Immunology products achieved operational sales growth of 13.4% as compared to the same period a year ago. The increased sales of STELARA® (ustekinumab), SIMPONI® (golimumab) and REMICADE® (infliximab) were primarily due to market growth and international market share gains.

Infectious disease products achieved operational sales growth of 2.4% as compared to the same period a year ago. Major contributors were PREZISTA® (darunavir), due to continued momentum and market share growth and sales of EDURANT® (rilpivirine).

Neuroscience products experienced an operational decline of 1.9% as compared to the same period a year ago. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) were offset by a decline in U.S. sales of CONCERTA®/methylphenidate as well as lower sales of RISPERDAL® (risperidone) and DURAGESIC®/Fentanyl Transdermal (fentanyl transdermal system) due to continued generic competition. The Company's U.S. Supply and Distribution Agreement with Watson Laboratories, Inc. to distribute an authorized generic version of CONCERTA® became effective May 1, 2011. The original CONCERTA® patent expired in 2004, and parties have received approval from the U.S. Food and Drug Administration (FDA) to manufacture and market a generic version of CONCERTA®. Another generic version of CONCERTA® was launched on December 31, 2012. As a result of these generics there will be further reductions in U.S. CONCERTA® sales.

Oncology products achieved strong operational sales growth of 57.0% as compared to the same period a year ago. This growth was primarily due to sales of ZYTIGA®(abiraterone acetate) and VELCADE® (bortezomib).

In the fiscal third quarter of 2013, Other Pharmaceutical sales achieved operational sales growth of 5.9% as compared to the prior year fiscal third quarter. Strong sales of XARELTO®(rivaroxaban) and the launch of INVOKANA™ (canagliflozin) were partially offset by lower sales of EPREX® (Epoetin alfa) and PARIET®(rabeprazole sodium) primarily due to generic competition.

Medical Devices and Diagnostics

Medical Devices and Diagnostics segment sales in the fiscal nine months of 2013 were $21.2 billion, an increase of 5.7% as compared to the same period a year ago, including operational growth of 7.9% and a negative currency impact of 2.2%. U.S. Medical Devices and Diagnostics sales increased 5.3%. The international Medical Devices and Diagnostics sales increase of 6.0% included operational growth of 10.0% and a negative currency impact of 4.0%. The acquisition of Synthes, Inc., net of the related trauma business divestiture, increased operational growth for the total Medical Devices and Diagnostics segment by 8.4%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
Orthopaedics	$7,053	$5,411	30.3%	31.9%	(1.6)%
Surgical Care	4,630	4,816	(3.9)	(1.8)	(2.1)
Vision Care	2,218	2,251	(1.5)	3.6	(5.1)
Specialty Surgery	1,909	1,871	2.0	3.4	(1.4)
Diabetes Care	1,746	1,972	(11.5)	(11.0)	(0.5)
Cardiovascular Care	1,543	1,479	4.3	6.8	(2.5)
Diagnostics	1,419	1,539	(7.8)	(5.7)	(2.1)
Infection Prevention/Other	666	706	(5.7)	(2.1)	(3.6)
Total Medical Devices and Diagnostics Sales	$21,184	$20,045	5.7%	7.9%	(2.2)%

Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2013 were $6.9 billion, a decrease of 2.0% as compared to the same period a year ago, including operational growth of 0.3% and a negative currency impact of 2.3%.
U.S. Medical Devices and Diagnostics sales decreased 4.2%. The international Medical Devices and Diagnostics sales decrease of 0.1% included operational growth of 4.2% and a negative currency impact of 4.3%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	September 29, 2013	September 30, 2012	Total Change	Operations Change	Currency Change
Orthopaedics	$2,283	$2,290	(0.3)%	1.1%	(1.4)%
Surgical Care	1,534	1,551	(1.1)	1.4	(2.5)
Vision Care	748	764	(2.1)	3.9	(6.0)
Specialty Surgery	626	597	4.9	6.7	(1.8)
Diabetes Care	557	629	(11.4)	(11.3)	(0.1)
Cardiovascular Care	501	493	1.6	4.2	(2.6)
Diagnostics	459	513	(10.5)	(8.0)	(2.5)
Infection Prevention/Other	220	232	(5.2)	(0.5)	(4.7)
Total Medical Devices and Diagnostics Sales	$6,928	$7,069	(2.0)%	0.3%	(2.3)%

The Orthopaedics franchise achieved operational sales growth of 1.1% as compared to the prior year fiscal third quarter. Growth was primarily due to sales of hips and knees partially offset by lower sales of spine due to pricing pressures and disruption in the commercial sales organization as a result of the Synthes integration.

The Surgical Care franchise achieved operational sales growth of 1.4% as compared to the prior year fiscal third quarter. The growth was primarily driven by sutures and international sales of endo mechanical products partially offset by the Company's decision to exit from certain women's health product lines.

The Vision Care franchise achieved operational sales growth of 3.9% as compared to the prior year fiscal third quarter. The growth was driven by ACUVUE® TruEye™, 1-DAY ACUVUE® MOIST® for Astigmatism and 1-DAY ACUVUE® MOIST®.

The Specialty Surgery franchise achieved operational sales growth of 6.7% as compared to the prior year fiscal third quarter. Contributors to the growth were strong sales from biosurgical products, sales of energy products outside the U.S., Mentor and Acclarent products.

The Diabetes Care franchise experienced an operational sales decline of 11.3% as compared to the prior year fiscal third quarter. U.S. sales declined due to the impact of lower prices primarily related to competitive bidding. The decline was partially offset by strong growth in the emerging markets.

The Cardiovascular Care franchise achieved operational sales growth of 4.2% as compared to the prior year fiscal third quarter driven by sales of Biosense Webster products.

The Diagnostics franchise experienced an operational sales decline of 8.0% as compared to the prior year. The decline was primarily due to the divestiture of the Therakos business and a sales decline in donor screening. In January 2013, the Company announced it is exploring strategic alternatives for the Ortho-Clinical Diagnostics business, including a possible divestiture.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2013 increased to $12.7 billion as compared to $10.7 billion in the fiscal nine months of 2012, an increase of 19.2%. The fiscal nine months of 2013, was favorably impacted by sales growth, a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, positive mix and cost containment initiatives partially offset by higher litigation expenses of $1.0 billion and higher expenses of $0.1 billion related to the DePuy ASR™ Hip program. The fiscal nine months of 2012, included $1.8 billion of higher write-downs of intangible assets and in-process research and development, primarily related to the discontinuation of the Phase III clinical development of bapineuzumab IV, and certain projects associated with the Crucell vaccine business. Additionally, the fiscal nine months of 2012 included higher costs of $0.1 billion related to the Synthes acquisition and higher gains of $0.4 billion related to divestitures as compared to the fiscal nine months of 2013. Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2013 increased to $3.7 billion as compared to $3.6 billion in the fiscal third quarter of 2012, an increase of 2.0%. The fiscal third quarter of 2013, was favorably impacted by sales growth, positive mix and cost containment initiatives partially offset by higher litigation costs of $0.8 billion versus the prior year. The fiscal third quarter of 2012 included higher impairments of $0.5 billion for in-process research and development, primarily related to the discontinuation of the Phase III clinical development of bapineuzumab IV. Additionally, the fiscal third quarter of 2012 included higher gains of $0.1 billion related to divestitures.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2013 decreased to 30.9% from 31.5% of sales as compared to the same period a year ago primarily due to positive mix and cost reduction efforts. The decrease was partially offset by incremental intangible amortization expense related to Synthes. Intangible amortization expense for the fiscal nine months of 2013 and 2012 was $980 million and $866 million, respectively. Consolidated costs of products sold for the fiscal third quarter of 2013 decreased to 30.4% from 32.8% of sales as compared to the same period a year ago. The fiscal third quarter of 2012 included an inventory step-up charge of $0.2 billion related to the Synthes acquisition. Additional contributors to the decrease were positive mix, lower costs associated with strong volume growth in the pharmaceutical business and cost reduction efforts across all the businesses. This decrease was partially offset by the impact of the medical device excise tax.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2013 decreased to 30.0% from 30.6% of sales as compared to the same period a year ago. The decrease was primarily due to cost containment initiatives in the Pharmaceutical and Consumer segments. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2013 was 30.2% from 30.6% of sales as compared to the same period a year ago primarily due to cost containment initiatives across many of the businesses.

Research and Development Expense

Research and development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the fiscal nine months of 2013 were 10.9% of sales from 10.7% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal third quarter of 2013 increased to 11.6% from 11.3% of sales. The increase in both periods was primarily due to increased spending in the Pharmaceutical business.

In-Process Research and Development (IPR&D)

During the fiscal nine months of 2013, the Company recorded a charge in the amount of $0.2 billion primarily for the impairment of IPR&D related to CorImmun and Acclarent for the delay or discontinuation of certain development projects. During the fiscal nine months of 2012, the Company recorded a charge of $1.1 billion which included $0.7 billion for the impairment of the IPR&D related to the discontinuation of the Phase III clinical development of bapineuzumab IV and the partial impairment of the IPR&D for certain projects related to the Crucell vaccine business in the amount of $0.4 billion. These charges relate to development projects which were discontinued or delayed. During the fiscal third quarter of 2013, the Company recorded a charge in the amount of $0.2 billion primarily for the impairment of the IPR&D related to CorImmun. During the fiscal third quarter of 2012, the Company recorded a charge in the amount of $0.7 billion for the impairment of the IPR&D related to the discontinuation of the Phase III clinical development of bapineuzumab IV. Of the $0.7 billion impairment, $0.3 billion is attributable to noncontrolling interest.

Interest (Income) Expense

Interest income increased slightly in both the fiscal nine months and the fiscal third quarter of 2013 as compared to the same period a year ago, due to higher average cash balances. The ending balance of cash, cash equivalents and marketable securities, was $25.2 billion at the end of the fiscal third quarter of 2013. This is an increase of $5.4 billion from the same period a year ago. The increase in the average cash balance was due to cash generated from operating activities.

Interest expense decreased in both the fiscal nine months and the fiscal third quarter of 2013 as compared to the same period a year ago due to a lower average debt balance. At the end of the fiscal third quarter of 2013, the Company’s debt position was $15.1 billion compared to $16.9 billion from the same period a year ago. The decrease in debt was primarily due to the maturity and retirement of long term debt.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, acquisition-related costs, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal nine months of 2013, was unfavorable by $0.3 billion as compared to the same period a year ago. The fiscal nine months of 2013, included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, offset by higher litigation expenses of $1.0 billion, higher expenses of $0.1 billion related to the DePuy ASR™ Hip program and higher currency losses, primarily in Venezuela, of $0.2 billion. The fiscal nine months of 2012 included $0.9 billion attributed to write-downs of intangible assets, primarily related to the Crucell vaccine business and higher costs of $0.1 billion related to the Synthes acquisition. Additionally, the fiscal nine months of 2012 included higher gains of $0.4 billion related to divestitures. The change in other (income) expense, net for the fiscal third quarter of 2013, was unfavorable by $1.0 billion as compared to the same period a year ago. The fiscal third quarter of 2013, included higher litigation expenses of $0.8 billion and higher costs of $0.1 billion related to the Synthes acquisition. The fiscal third quarter of 2012, included higher gains of $0.1 billion related to divestitures.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the fiscal nine months of 2013 was 13.9% versus 11.5% for the same period a year ago. The favorable pre-tax profit for the fiscal nine months was primarily due to a gain of $55 million on the sale of intangible and other assets as well as cost containment initiatives. Additionally, the fiscal nine months of 2012 included intangible asset write-downs of $0.3 billion. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal third quarter of 2013 was 12.9% versus 14.2% for the same period a year ago primarily due to higher spending related to the relaunch of OTC products.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal nine months of 2013 was 37.7% versus 23.9% for the same period a year ago. The favorable pre-tax profit was attributable to positive mix, lower costs associated with strong volume growth, a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, a positive adjustment of approximately $0.2 billion to previous estimates for managed Medicaid rebates and cost containment initiatives. Additionally, the fiscal nine months of 2012 included higher net litigation expense of $0.5 billion and higher write-downs of intangible assets and in-process research and development of $1.4 billion. This was partially offset by a gain of $0.3 billion related to the divestiture of BYSTOLIC® recorded in the fiscal first quarter of 2012. Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal third quarter of 2013 was 34.8% versus 21.7% for the same period a year ago. The favorable pre-tax profit was attributable to positive mix, lower costs associated with strong volume growth and cost containment initiatives realized in selling, marketing and administrative expenses. Additionally, the fiscal third quarter of 2012 included higher expense of $0.5 billion for the impairment of in-process research and development.

Medical Devices and Diagnostics Segment

Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal nine months of 2013 was 18.8% versus 29.3% for the same period a year ago. Pre-tax profit for the fiscal nine months of 2013 was unfavorably impacted by higher costs of $1.5 billion for litigation expense, higher costs of $0.1 billion related to the Synthes acquisition and $0.1 billion related to the DePuy ASR™ Hip program. The fiscal nine months of 2012 included higher intangible asset write-downs of $0.1 billion. Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal third quarter of 2013 was 13.8% versus 27.3% for the same period a year ago. Pre-tax profit for the fiscal third quarter of 2013 was unfavorably impacted by higher costs of $0.8 billion for litigation expense.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal nine months of 2013 and 2012 were 18.9% and 25.6%, respectively. The R&D tax credit and the CFC look-through provisions were enacted into law in January 2013 and were retroactive to January 1, 2012. The entire 2012 R&D tax credit and the CFC look-through provisions and the quarterly impact of the 2013 R&D tax credit and the CFC look-through provisions are reflected in the 2013 fiscal nine months financial results which decreased the 2013 tax rate by 1.5 points. Additionally, taxable income increased in lower tax jurisdictions relative to higher tax jurisdictions. The higher effective tax rate in 2012 was also due to lower tax rates associated with the deductions for Synthes integration and transaction costs, litigation accruals and the add back of the net loss attributable to noncontrolling interest, which added approximately 4.0 points to the tax rate.

During the fiscal third quarter of 2013, the Company reached a settlement agreement related to certain issues regarding the Internal Revenue Service audit related to tax years 2006-2009. As a result of this settlement, the Company adjusted the reserves relating to these matters which lowered tax expense for the fiscal third quarter and fiscal nine months. Also included in the fiscal third quarter and fiscal nine month results were incremental tax expense associated with the establishment of a valuation allowance on the Company's foreign deferred tax assets and additional U.S. tax expense related to increased dividends of foreign earnings. The above items had no net impact on the effective income tax rate for the fiscal nine months of 2013.

As of September 29, 2013, the Company had approximately $2.4 billion of liabilities from unrecognized tax benefits which reflects the settlement agreement described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2012 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $17.2 billion at the end of the fiscal third quarter of 2013 as compared with $14.9 billion at the fiscal year end of 2012. The primary sources of cash were approximately $13.3 billion net cash generated from operating activities offset by $3.5 billion used by investing activities and $7.3 billion used by financing activities.

Cash flow from operations of $13.3 billion was the result of $10.3 billion of net earnings and $3.3 billion of non-cash charges and other adjustments related to depreciation and amortization, stock-based compensation, the Venezuela currency devaluation, asset write-downs, net gain on equity investment transactions and deferred tax provision reduced by $0.3 billion related to changes in assets and liabilities, net of effects from acquisitions.

Investing activities use of $3.5 billion of cash was primarily for net purchases of investments in marketable securities of $0.7 billion, additions to property, plant and equipment of $2.2 billion, and acquisitions, net of cash acquired, of $0.8 billion partially offset by $0.2 billion of proceeds from the disposal of assets.

Financing activities used $7.3 billion of cash primarily for dividends to shareholders of $5.4 billion, net retirement of short and long-term debt of $1.1 billion and $3.1 billion for the repurchase of common stock, of which $2.9 billion was used to settle the accelerated share repurchase (ASR) agreements in connection with the Synthes transaction. Financing activities also included a source of $2.3 billion of net proceeds from stock options exercised and associated tax benefits.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2013, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires September 18, 2014, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.
In the fiscal third quarter of 2013, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends

On July 15, 2013, the Board of Directors declared a regular cash dividend of $0.66 per share, paid on September 10, 2013 to shareholders of record as of August 27, 2013.

On October 17, 2013, the Board of Directors declared a regular cash dividend of $0.66 per share, payable on December 10, 2013 to shareholders of record as of November 26, 2013. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.3 billion as of September 29, 2013 and approximately $2.1 billion as of December 30, 2012. Approximately $1.3 billion as of September 29, 2013 and approximately $1.2 billion as of December 30, 2012 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers was approximately $1.0 billion at September 29, 2013 and $0.9 billion at December 30, 2012. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2013. Pursuant to the accelerated share repurchase (ASR) agreements in connection with the acquisition of Synthes, Inc., in the fiscal second quarter of 2012, the Company has not made any purchases of its common stock on the open market prior to the settlement of the ASR agreements.  Upon settlement of the ASR agreements, common stock purchases on the open market were made for the Company's compensation programs. The repurchases below include the stock-for-stock option exercises that settled in the fiscal third quarter.

Period	Total Number of Shares Purchased	Avg. Price Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 28, 2013	34,946	89.95	-	-
July 29, 2013 through August 25, 2013	46,807	92.35	-	-
August 26, 2013 through September 29, 2013	1,181,293	88.58	-	-
Total	1,263,046

As reported in the Company’s Current Report on Form 8-K filed on June 12, 2012, the Company’s subsidiary Janssen Pharmaceutical entered into the ASR agreements with two financial institutions in connection with the acquisition of Synthes, Inc. On June 13, 2012, Janssen Pharmaceutical purchased an aggregate of approximately 203.7 million shares of Johnson & Johnson common stock at an initial purchase price of $12.9 billion under the ASR agreements, with all of the shares delivered to Janssen Pharmaceutical on June 13, 2012.  Under the ASR agreements, Janssen Pharmaceutical would receive, or be required to remit, a price adjustment based upon the average daily volume weighted average price of Johnson & Johnson common stock during the term of the ASR program. During the fiscal third quarter of 2013, the Company settled the remaining liabilities under the ASR agreements for $2.9 billion in cash which was recorded as a reduction to equity. See Note 10 to the Consolidated Financial Statements included in this report for further information.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: November 4, 2013	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2013	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)