Form 10-K
period 2013-12-29
JOHNSON & JOHNSON
filed 2014-02-21
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013	Commission file number 1-3215
JOHNSON & JOHNSON
(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)
One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00 ALZA Corp Zero Coupon LYON Due July 2014 4.75% Notes Due November 2019 5.50% Notes Due November 2024	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $242 billion.
On February 18, 2014, there were 2,828,901,694 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2013 (the “Annual Report”).
Parts I and III:	Portions of registrant’s proxy statement for its 2014 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”).

PART I

Item 1.	BUSINESS
General
Johnson & Johnson and its subsidiaries (the "Company") have approximately 128,100 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 275 operating companies conducting business in virtually all countries of the world. The Company’s primary focus has been on products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
The Company’s structure is based on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices and Diagnostics business segments. Within the strategic parameters provided by the Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans, as well as the day-to-day operations of those companies, and each subsidiary within the business segments is, with some exceptions, managed by citizens of the country where it is located.
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
Consumer
The Consumer segment includes a broad range of products used in the baby care, skin care, oral care, wound care and women’s health fields, as well as nutritionals, over-the-counter pharmaceutical products and wellness and prevention platforms. The Baby Care franchise includes the JOHNSON’S® Baby line of products. Major brands in the Skin Care franchise include the AVEENO®; CLEAN & CLEAR®; DABAO™; JOHNSON’S® Adult; LUBRIDERM®; NEUTROGENA®; RoC®; and VENDÔME® product lines. Brands in the Oral Care franchise include the LISTERINE® oral care lines. The Wound Care franchise includes BAND-AID® Brand Adhesive Bandages and NEOSPORIN® First Aid products. Major brands in the Women’s Health franchise outside of North America are STAYFREE® and CAREFREE® sanitary pad and o.b.® tampon brands. The principal nutritional line is SPLENDA® No Calorie Sweetener. Over-the-counter medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and PEPCID® line of heartburn products. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.
Pharmaceutical
The Pharmaceutical segment includes products in the following areas: anti-infective, antipsychotic, cardiovascular, contraceptive, gastrointestinal, hematology, immunology, infectious diseases, metabolic, neurology, oncology, pain management and vaccines. These products are distributed directly to retailers, wholesalers and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI® (golimumab), a treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; STELARA® (ustekinumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis; INCIVO® (telaprevir), for the treatment of hepatitis C; INTELENCE® (etravirine) and PREZISTA® (darunavir), treatments for HIV/AIDS; CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA® (paliperidone) extended-release tablets, for the treatment of schizophrenia and schizoaffective disorder; INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate), for the treatment of schizophrenia in adults; RISPERDAL® CONSTA® (risperidone), for the treatment of schizophrenia and for the maintenance treatment of Bipolar I Disorder; VELCADE® (bortezomib), a treatment for multiple myeloma; ZYTIGA® (abiraterone acetate), a treatment for metastatic castration-resistant prostate cancer; ACIPHEX®/PARIET®, a proton pump inhibitor co-marketed with Eisai Inc.; PROCRIT® (epoetin alfa, sold outside the U.S. as EPREX®), to stimulate red blood cell production; and XARELTO®  (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, for the treatment of DVT and PE, and for the reduction in the risk of recurrence of DVT and PE.

Medical Devices and Diagnostics
The Medical Devices and Diagnostics segment includes a broad range of products distributed to wholesalers, hospitals and retailers, used principally in the professional fields by physicians, nurses, hospitals, and clinics. These include products to treat cardiovascular disease; orthopaedic and neurological products; blood glucose monitoring and insulin delivery products; general surgery, biosurgical, and energy products; professional diagnostic products; infection prevention products; and disposable contact lenses.
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
Patents and Trademarks
The Company's subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to their products and manufacturing processes, which in the aggregate are believed to be of material importance to the Company in the operation of its businesses. Sales of the Company’s largest product, REMICADE® (infliximab), accounted for approximately 9.4% of the Company's total revenues for fiscal 2013. Accordingly, the patents related to this product are believed to be material to the Company.

There are two sets of patents related to REMICADE® (infliximab). The first set of patents is co-owned by Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, and New York University Medical Center (NYU). Janssen Biotech, Inc. has an exclusive license to NYU's interests in the patents. Patents have been granted in the United States, certain countries in the European Union (certain of these patents have been extended by Supplementary Patent Certificates), and Australia. In the United States, the patent expires in September 2018.  These patents expired in Canada in March 2012. In certain countries in Europe the patent has been extended to February 2015 (Germany, Spain, United Kingdom, Sweden, Austria, Belgium, Switzerland, Denmark, France, Greece, Italy, Luxembourg and the Netherlands). In Australia, the patent expires in March 2017.

The second set of patents related to REMICADE® was granted to the Kennedy Institute of Rheumatology in the United Kingdom in Europe, Canada, Australia and the United States. Janssen Biotech, Inc. has an exclusive license to these patents which expire in 2017 outside of the United States and 2018 in the United States. The validity of these patents has been challenged and is currently in litigation.

Loss of exclusivity for REMICADE® in the above-mentioned markets may result in a reduction in sales. Johnson & Johnson does not expect that any additional extensions will be available for the patents related to REMICADE®.

In addition to competing in the immunology market with REMICADE®, the Company is currently marketing STELARA® (ustekinumab), SIMPONI® (golimumab) and SIMPONI® ARIA™ (golimumab), next generation immunology products with remaining patent lives of 10 years.

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
Competition
In all of their product lines, the Company's subsidiaries compete with companies both locally and globally, throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products is important to the Company’s success in all areas of its business. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.
Research and Development
Research activities represent a significant part of the Company’s businesses. Research and development expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities amounted to $8.2 billion, $7.7 billion and $7.5 billion for fiscal years 2013, 2012 and 2011, respectively. Major research facilities are located not only in the United States, but also in Belgium, Brazil, Canada, China, France, Germany, India, Israel, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom.
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
The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care generally.
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

Available Information
The Company’s main corporate website address is www.jnj.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/governance/sec-filings.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory, Compliance & Government Affairs Committee and the Science, Technology & Sustainability Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees, Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/governance/materials.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on the Company’s website is not, and will not be deemed, a part of this Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.
Item 1A.RISK FACTORS
Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statements in this Report are set forth in Exhibit 99 to this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
The Company's subsidiaries operate 144 manufacturing facilities occupying approximately 21.7 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	7,104
Pharmaceutical	7,069
Medical Devices and Diagnostics	7,500
Worldwide Total	21,673
Within the United States, eight facilities are used by the Consumer segment, eight by the Pharmaceutical segment and 34 by the Medical Devices and Diagnostics segment. The Company’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment. The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	50	6,510
Europe	43	7,979
Western Hemisphere, excluding U.S.	15	2,886
Africa, Asia and Pacific	36	4,298
Worldwide Total	144	21,673
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
McNEIL-PPC, Inc. continues to operate under a consent decree, signed in 2011 with the U.S. Food and Drug Administration (FDA), which governs certain McNeil Consumer Healthcare manufacturing operations.  McNeil continues to operate the manufacturing facilities in Las Piedras, Puerto Rico and Lancaster, Pennsylvania and has made significant progress, having met the remediation commitments at those facilities.  The Company also successfully reintroduced many products previously made in Fort Washington, Pennsylvania, from other sites.  Plants operating under the consent decree will continue to produce a simplified portfolio focused on key brands. The Fort Washington manufacturing site is not in operation at this time and the Company recently made the decision to make further investments in that facility prior to certification. A discussion of this matter can be found under the heading “Government Proceedings - McNeil Consumer Healthcare” in Note 21 “Legal Proceedings” under “Notes to the Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.
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
The following information is incorporated by reference: the information set forth in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” of the Annual Report filed as Exhibit 13 to this Report on Form 10-K.
In addition, Johnson & Johnson and its subsidiaries are from time to time party to government investigations, inspections or other proceedings relating to environmental matters, including their compliance with applicable environmental laws.  In connection with a routine inspection of a subsidiary's manufacturing facility, the California Department of Toxic Substances Control (the "Department") has alleged violation of regulations dealing with the handling of certain wastes.  The Company believes that adequate defenses to those allegations exist and has reached an agreement in principal with the Department to resolve this matter. The Company does not expect the resolution of this matter to have a material adverse impact on the Company.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below are the executive officers of the Company as of February 21, 2014. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.
Information with regard to the Directors of the Company, including information for Alex Gorsky, is incorporated herein by reference to the material captioned “Election of Directors” in the Proxy Statement.

Name	Age	Position
Dominic J. Caruso	56	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Peter M. Fasolo	51	Member, Executive Committee; Vice President, Global Human Resources(b)
Alex Gorsky	53	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer
Sandra E. Peterson	55	Member, Executive Committee; Group Worldwide Chairman(c)
Paulus Stoffels	52	Member, Executive Committee; Chief Scientific Officer; Worldwide Chairman, Pharmaceuticals Group(d)
Michael H. Ullmann	55	Member, Executive Committee; Vice President, General Counsel(e)
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

(b)
Dr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company. He was then named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in 2010 as the Vice President, Global Human Resources, and in 2011, he became a Member of the Executive Committee.

(c)
Ms. S. E. Peterson joined the Company in 2012 as Group Worldwide Chairman and a Member of the Executive Committee, with responsibility for the Consumer Group of Companies, consumer-directed medical device businesses, Johnson & Johnson Vision Care and Johnson & Johnson Diabetes Care franchises, and functions such as Johnson & Johnson Supply Chain, Information Technology, Wellness and Prevention and Global Strategic Design. Prior to joining Johnson & Johnson, Ms. Peterson had an extensive global career in healthcare, consumer goods and consulting. Most recently, she was Chairman and Chief Executive Officer of Bayer CropScience AG in Germany, previously serving as President and Chief Executive Officer of Bayer Medical Care and President of Bayer HealthCare AG's Diabetes Care Division. Before joining Bayer in 2005, Ms. Peterson held a number of leadership roles at Medco Health Solutions (previously known as Merck-Medco). Among her responsibilities was the application of information technology to healthcare systems.

(d)
Dr. P. Stoffels joined the Company in 2002 with the acquisition of Virco and Tibotec, where he was Chief Executive Officer of Virco and Chairman of Tibotec. In 2005, he was appointed Company Group Chairman, Global Virology where he led the development of PREZISTA® and INTELENCE®, leading products for the treatment of HIV. In 2006, he assumed the role of Company Group Chairman, Pharmaceuticals, with responsibility for worldwide research and development for the Central Nervous System and Internal Medicine Franchises. Dr. Stoffels was appointed Global Head, Research & Development, Pharmaceuticals, in 2009, and in 2011 became Worldwide Chairman, Pharmaceuticals Group, with responsibility for the Company's therapeutic pipeline through global research and development and strategic business development. In 2012, Dr. Stoffels was also appointed Chief Scientific Officer, with responsibility for enterprise-wide innovation and product safety, and a Member of the Executive Committee.

(e)
Mr. M. H. Ullmann joined the Company in 1989 as a corporate attorney in the Law Department.  He was appointed Corporate Secretary in 1999 and served in that role until 2006.  During that time, he also held various management positions in the Law Department.  In 2006, he was named General Counsel of the Medical Devices and Diagnostics Group.  Mr. Ullmann was appointed Vice President, General Counsel and a Member of the Executive Committee in 2012.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 18, 2013, there were 165,304 record holders of Common Stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Dividends”; “— Other Information — Common Stock Market Prices”; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements”; and “Shareholder Return Performance Graphs” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report on Form 10-K.

Issuer Purchases of Equity Securities
The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2013. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Period	Total Number of Shares Purchased	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 through October 27, 2013	693,733	$88.12	-	-
October 28, 2013 through November 24, 2013	1,929,925	92.95	-	-
November 25, 2013 through December 29, 2013	2,728,307	94.07	-	-
Total	5,351,965

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is incorporated herein by reference to the “Summary of Operations and Statistical Data 2003-2013” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 29, 2013, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information called for by this item is incorporated herein by reference to the material under the captions Corporate Governance — Item 1: Election of Directors — Director Compensation - 2013," "Compensation Committee Report," “Compensation Discussion and Analysis” and "Executive Compensation" in the Proxy Statement.
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

Equity Compensation Plan Information
The following table provides certain information as of December 29, 2013 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	151,707,900	$50.99	583,022,234
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	151,707,900	$50.99	583,022,234
_______________________________________

(1)
Included in this category are the following equity compensation plans, which have been approved by the Company’s shareholders: 2000 Stock Option Plan, 2005 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan.

(2)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

(3)	The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Consolidated Balance Sheets at end of Fiscal Years 2013 and 2012
Consolidated Statements of Earnings for Fiscal Years 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for Fiscal Years 2013, 2012 and 2011
Consolidated Statements of Equity for Fiscal Years 2013, 2012 and 2011
Consolidated Statements of Cash Flows for Fiscal Years 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

JOHNSON & JOHNSON AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 29, 2013, December 30, 2012 and January 1, 2012
(Dollars in Millions)

	Balance at Beginning of Period	Accruals	Payments/Other	Balance at End of Period
2013
Accrued Rebates(1)	$2,466	10,559	(10,102)	2,923
Accrued Returns	710	480	(558)	632
Accrued Promotions	435	1,619	(1,571)	483
Subtotal	$3,611	12,658	(12,231)	4,038
Reserve for doubtful accounts	466	53	(186)	333
Reserve for cash discounts	105	1,097	(1,099)	103
Total	$4,182	13,808	(13,516)	4,474
2012
Accrued Rebates(1)	$2,215	8,973	(8,722)	2,466
Accrued Returns	682	549	(521)	710
Accrued Promotions	396	1,583	(1,544)	435
Subtotal	$3,293	11,105	(10,787)	3,611
Reserve for doubtful accounts	361	127	(22)	466
Reserve for cash discounts	99	1,010	(1,004)	105
Total	$3,753	12,242	(11,813)	4,182
2011
Accrued Rebates(1)	$2,146	8,331	(8,262)	2,215
Accrued Returns	640	560	(518)	682
Accrued Promotions	427	1,774	(1,805)	396
Subtotal	$3,213	10,665	(10,585)	3,293
Reserve for doubtful accounts	340	77	(56)	361
Reserve for cash discounts	110	960	(971)	99
Total	$3,663	11,702	(11,612)	3,753
_______________________________________

(1)	Includes reserve for customer rebates of $730 million, $642 million and $656 million at December 29, 2013, December 30, 2012 and January 1, 2012, respectively, recorded as a contra asset.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2014

JOHNSON & JOHNSON
(Registrant)

By	/s/ A. Gorsky
A. Gorsky, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
.

Signature	Title	Date

/s/ A. Gorsky	Chairman, Board of Directors,	February 21, 2014
A. Gorsky	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 21, 2014
D. J. Caruso

/s/ S. J. Cosgrove	Controller (Principal Accounting Officer)	February 21, 2014
S. J. Cosgrove

/s/ M. S. Coleman	Director	February 21, 2014
M. S. Coleman

/s/ J. G. Cullen	Director	February 21, 2014
J. G. Cullen

/s/ I. E. L. Davis	Director	February 21, 2014
I. E. L. Davis

/s/ M. M. E. Johns	Director	February 21, 2014
M. M. E. Johns

Signature	Title	Date

/s/ S. L. Lindquist	Director	February 21, 2014
S. L. Lindquist

/s/ M. B. McClellan	Director	February 21, 2014
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 21, 2014
A. M. Mulcahy

/s/ L. F. Mullin	Director	February 21, 2014
L. F. Mullin

/s/ W. D. Perez	Director	February 21, 2014
W. D. Perez

/s/ C. Prince	Director	February 21, 2014
C. Prince

/s/ A. E. Washington	Director	February 21, 2014
A. E. Washington

/s/ R. A. Williams	Director	February 21, 2014
R. A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
Johnson & Johnson:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2014 appearing in the 2013 Annual Report to Shareholders of Johnson & Johnson (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 21, 2014

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
10(s)
Johnson & Johnson Retirement Savings Plan, Johnson & Johnson Savings Plan for Union Represented Employees, and Johnson & Johnson Savings Plan - Incorporated herein by reference to Exhibits 99.1, 99.2 and 99.3 of the Registrant's Form S-8 filed with the Commission on May 6, 2013.*

10(t)	Employment Agreement for Dr. Paulus Stoffels - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(u)	Summary of Employment Arrangements for Sandra E. Peterson — Incorporated herein by reference to Exhibit 10(t) of the Registrant's Form 10-K Annual Report for the year ended December 30, 2012.*
12	Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13
The following sections of the Annual Report to Shareholders for fiscal year 2013, which are incorporated by reference in this report, are deemed “filed”:  “Management's Discussion and Analysis of Results of Operations and Financial Condition”; “Audited Consolidated Financial Statements”; “Supporting Schedules - Summary of Operations and Statistical Data 2003 - 2013”; and “Supporting Schedules - Shareholder Return Performance Graphs” - Filed with this document.

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
101
XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Annual Report on Form 10-K for the fiscal year-ended December 29, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule II — Valuation and Qualifying Accounts.

_______________________________________

*	Management contract or compensatory plan.
A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.