Form 10-Q
period 2014-03-30
JOHNSON & JOHNSON
filed 2014-05-02
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On April 25, 2014 2,829,099,753 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,722	20,927
Marketable securities	9,670	8,279
Accounts receivable, trade, less allowances for doubtful accounts $310 (2013, $333)	12,116	11,713
Inventories (Note 2)	8,009	7,878
Deferred taxes on income	3,920	3,607
Prepaid expenses and other	3,932	4,003
Total current assets	57,369	56,407
Property, plant and equipment at cost	36,248	37,133
Less: accumulated depreciation	(20,252)	(20,423)
Property, plant and equipment, net	15,996	16,710
Intangible assets, net (Note 3)	27,643	27,947
Goodwill (Note 3)	22,178	22,798
Deferred taxes on income	3,685	3,872
Other assets	6,459	4,949
Total assets	$133,330	132,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,949	4,852
Accounts payable	6,113	6,266
Accrued liabilities	7,710	7,685
Accrued rebates, returns and promotions	3,463	3,308
Accrued compensation and employee related obligations	1,743	2,794
Accrued taxes on income	862	770
Total current liabilities	23,840	25,675
Long-term debt (Note 4)	13,343	13,328
Deferred taxes on income	4,594	3,989
Employee related obligations	7,700	7,784
Other liabilities	7,271	7,854
Total liabilities	56,748	58,630
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(2,645)	(2,860)
Retained earnings	91,387	89,493
Less: common stock held in treasury, at cost (292,202,000 and 299,215,000 shares)	15,280	15,700
Total shareholders’ equity	76,582	74,053
Total liabilities and shareholders' equity	$133,330	132,683
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	March 30, 2014	Percent to Sales	March 31, 2013	Percent to Sales
Sales to customers (Note 9)	$18,115	100.0%	$17,505	100.0%
Cost of products sold	5,455	30.1	5,554	31.7
Gross profit	12,660	69.9	11,951	68.3
Selling, marketing and administrative expenses	5,183	28.6	5,223	29.8
Research and development expense	1,831	10.1	1,784	10.2
In-process research and development	18	0.1	64	0.4
Interest income	(18)	(0.1)	(21)	(0.1)
Interest expense, net of portion capitalized	136	0.8	125	0.7
Other (income) expense, net	86	0.5	515	3.0
Earnings before provision for taxes on income	5,424	29.9	4,261	24.3
Provision for taxes on income (Note 5)	697	3.8	764	4.3
NET EARNINGS	$4,727	26.1%	$3,497	20.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.67		$1.25
Diluted	$1.64		$1.22
CASH DIVIDENDS PER SHARE	$0.66		$0.61
AVG. SHARES OUTSTANDING
Basic	2,826.8		2,790.2
Diluted	2,874.7		2,858.8
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarters Ended
	March 30, 2014	March 31, 2013

Net earnings	$4,727	3,497

Other comprehensive income (loss), net of tax
Foreign currency translation	137	(1,210)

Securities:
Unrealized holding gain (loss) arising during period	27	177
Reclassifications to earnings	—	—
Net change	27	177

Employee benefit plans:
Prior service cost amortization during period	(5)	2
Gain (loss) amortization during period	99	129
Net change	94	131

Derivatives & hedges:
Unrealized gain (loss) arising during period	10	5
Reclassifications to earnings	(53)	18
Net change	(43)	23

Other comprehensive income (loss)	215	(879)

Comprehensive income	$4,942	2,618

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2014 and 2013, respectively: Securities: $15 million and $95 million; Employee Benefit Plans: $46 million and $69 million; Derivatives & Hedges: $23 million and $12 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,727	3,497
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,013	1,036
Stock based compensation	198	194
Venezuela currency devaluation	—	108
Asset write-downs	37	69
Deferred tax provision	495	365
Accounts receivable allowances	(25)	(11)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(426)	(434)
Increase in inventories	(512)	(288)
Decrease in accounts payable and accrued liabilities	(1,004)	(1,459)
Increase in other current and non-current assets	(152)	(608)
Decrease in other current and non-current liabilities	(428)	(192)

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,923	2,277

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(630)	(586)
Proceeds from the disposal of assets	35	106
Acquisitions, net of cash acquired	—	(168)
Purchases of investments	(5,427)	(3,551)
Sales of investments	4,077	2,800
Other	(81)	(4)

NET CASH USED BY INVESTING ACTIVITIES	(2,026)	(1,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(1,867)	(1,706)
Repurchase of common stock	(774)	—
Proceeds from short-term debt	278	475
Retirement of short-term debt	(1,275)	(704)
Proceeds from long-term debt	16	6
Retirement of long-term debt	(21)	(1)
Proceeds from the exercise of stock options/excess tax benefits	586	1,123
Other	—	30

NET CASH USED BY FINANCING ACTIVITIES	(3,057)	(777)

Effect of exchange rate changes on cash and cash equivalents	(45)	(153)
Decrease in cash and cash equivalents	(1,205)	(56)
Cash and Cash equivalents, beginning of period	20,927	14,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,722	14,855

Acquisitions
Fair value of assets acquired	$—	186
Fair value of liabilities assumed and noncontrolling interests	—	(18)
Net fair value of acquisitions	—	168
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

During the fiscal first quarter of 2014, the Company adopted the Financial Accounting Standards Board (FASB) guidance clarifying the release of accumulated Foreign Currency Translation from other comprehensive income (OCI), into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from OCI. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position.

During the fiscal first quarter of 2014, the Company adopted the FASB guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update became effective for all annual periods and interim reporting periods beginning after December 15, 2013. The adoption of this standard did not have a material impact on the presentation of the Company's financial position.

In April 2014, the FASB issued amended guidance on the use and presentation of discontinued operations in an entity’s financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  Examples of a strategic shift could include, but not be limited to: disposal of major geographic segments, a major line of business or other major business component of an entity. The new guidance also expands the required disclosures for entities that have assets held for sale but do not meet the new definition of discontinued operations. This amendment includes early adoption provisions allowing the Company to implement this update immediately for the first quarter of 2014. The Company has elected to adopt this standard for the first quarter of 2014. The balances and updated disclosures required by the amended guidance are included in Note 10 in the Notes to the Consolidated Financial Statements.

NOTE 2 — INVENTORIES

(Dollars in Millions)	March 30, 2014	December 29, 2013
Raw materials and supplies	$1,200	1,224
Goods in process	2,310	2,612
Finished goods	4,499	4,042
Total inventories	$8,009	7,878

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2013. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner if warranted as was the case for certain indefinite lived assets in the fiscal first quarter of 2014.

(Dollars in Millions)	March 30, 2014	December 29, 2013
Intangible assets with definite lives:
Patents and trademarks — gross	$9,190	9,164
Less accumulated amortization	4,291	4,146
Patents and trademarks — net	4,899	5,018
Customer relationships and other intangibles — gross	18,809	19,027
Less accumulated amortization	4,833	4,872
Customer relationships and other intangibles — net	13,976	14,155
Intangible assets with indefinite lives:
Trademarks	7,634	7,619
Purchased in-process research and development	1,134	1,155
Total intangible assets with indefinite lives	8,768	8,774
Total intangible assets — net	$27,643	27,947

Goodwill as of March 30, 2014 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag		Total
Goodwill, net at December 29, 2013	$8,531	2,068	12,199		22,798
Acquisitions	—	—	—		—
Currency translation/Other	(19)	(3)	(598)	(1)	(620)
Goodwill, net as of March 30, 2014	$8,512	2,065	11,601		22,178
(1)Includes $604 million classified as held for sale, a component of other assets on the Consolidated Balance Sheet, related to the pending divestiture of Ortho-Clinical Diagnostics.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets was $351 million and $335 million for the fiscal first quarters ended March 30, 2014 and March 31, 2013, respectively. The estimated amortization expense for the five succeeding years approximates $1,350 million, before tax, per year. Amortization expense is included in cost of products sold.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company uses forward foreign exchange contracts to manage its exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future intercompany product and third-party purchases of materials denominated in a foreign currency. The Company uses cross currency interest rate swaps to manage currency risk primarily related to borrowings. Both types of derivatives are designated as cash flow hedges.

Additionally, the Company uses interest rate swaps as an instrument to manage interest rate risk related to fixed rate borrowings. These derivatives are treated as fair value hedges. The Company also uses forward foreign exchange contracts to manage its exposure to the variability of cash flows for repatriation of foreign dividends. These contracts are designated as net investment hedges. Additionally, the Company uses forward foreign exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward foreign exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities.

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an "A" (or equivalent) credit rating. As of March 30, 2014, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $26.9 billion, $2.3 billion and $1.0 billion, respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains and losses associated with interest rate swaps are recorded to interest expense in the period in which they occurred. Gains and losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in Other (income) expense, net for forward foreign exchange contracts and cross currency interest rate swaps. For interest rate swaps designated as fair value hedges, hedge ineffectiveness, if any, is included in current period earnings within interest expense. For the current reporting period, hedge ineffectiveness associated with interest rate swaps is not material.

As of March 30, 2014, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $202 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts. The amount ultimately realized in earnings will differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal first quarters in 2014 and 2013:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal First Quarters Ended
Cash Flow Hedges By Income Statement Caption	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Sales to customers(3)	$(34)	(37)	(13)	(3)	—	—
Cost of products sold(3)	17	5	75	(17)	—	(2)
Research and development expense(3)	13	10	5	(3)	(1)	(3)
Interest (income)/Interest expense, net(4)	12	(10)	(5)	(2)	—	—
Other (income) expense, net(3)	2	37	(9)	7	(1)	—
Total	$10	5	53	(18)	(2)	(5)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal first quarters ended March 30, 2014 and March 31, 2013, a gain of $9 million and a loss of $44 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest.

The fair value of a derivative financial instrument (i.e., forward foreign exchange contracts, interest rate contracts) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. Dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as Level 1 because they are traded in an active exchange market. The Company did not have any other significant financial assets or liabilities which would require revised valuations under this standard that are recognized at fair value.

The following three levels of inputs are used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of March 30, 2014 and December 29, 2013 were as follows:

	March 30, 2014				December 29, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets
Forward foreign exchange contracts	$—	431	—	431	537
Interest rate contracts(2)	—	211	—	211	169
Total	—	642	—	642	706
Liabilities:
Forward foreign exchange contracts	—	141	—	141	133
Interest rate contracts(3)(4)	—	12	—	12	26
Total	—	153	—	153	159
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	23	—	23	25
Liabilities:
Forward foreign exchange contracts	—	49	—	49	29
Other Investments(5)	$417	—	—	417	333

(1)	As of December 29, 2013, these assets and liabilities are classified as Level 2 with the exception of Other investments of $333 million, which are classified as Level 1.

(2)	Includes $210 million and $169 million of non-current assets for March 30, 2014 and December 29, 2013, respectively.

(3)	Includes $12 million and $19 million of non-current liabilities for March 30, 2014 and December 29, 2013, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of March 30, 2014:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$2,342	2,342
Government securities and obligations	13,140	13,141
Reverse repurchase agreements	10,203	10,203
Corporate debt securities	1,853	1,853
Money market funds	1,308	1,308
Time deposits	546	546
Total cash, cash equivalents and current marketable securities	$29,392	29,393

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.
Financial Liabilities

Current Debt	$3,949	3,949
Non-Current Debt
2.15% Notes due 2016	898	925
3 month LIBOR+0.07% FRN due 2016	800	801
0.70% Notes due 2016	400	400
5.55% Debentures due 2017	1,000	1,137
5.15% Debentures due 2018	898	1,026
1.65% Notes due 2018	599	597
4.75% Notes due 2019 (1B Euro 1.3768)	1,371	1,632
3% Zero Coupon Convertible Subordinated Debentures due in 2020	178	288
2.95% Debentures due 2020	542	564
3.55% Notes due 2021	446	481
6.73% Debentures due 2023	250	320
3.375% Notes due 2023	550	568
5.50% Notes due 2024 (500 GBP 1.6627)	826	990
6.95% Notes due 2029	296	403
4.95% Debentures due 2033	500	565
4.375% Notes due 2033	646	695
5.95% Notes due 2037	995	1,238
5.85% Debentures due 2038	700	859
4.50% Debentures due 2040	539	565
4.85% Notes due 2041	298	329
4.50% Notes due 2043	499	518
Other	112	112
Total Non-Current Debt	$13,343	15,013

The weighted average effective interest rate on non-current debt is 4.42%.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal first quarters of 2014 and 2013 were 12.9% and 17.9%, respectively. The lower effective tax rate in 2014 as compared to 2013 was primarily due to a tax benefit of $398 million associated with the Conor Medsystems divestiture which reduced the 2014 first quarter tax rate by 7.3%. The 2013 first quarter tax rate was reduced by 2.4% compared to the 2014 rate due to the benefit from the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provisions.  The 2013 first quarter tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, since those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.  The 2014 first quarter tax rate reflected no benefit from the R&D tax credit and CFC look-through, since those provisions expired at year end 2013.

During the first quarter of 2014, the Company reached a settlement agreement related to substantially all issues regarding the U.S. Internal Revenue Service audit related to tax years 2006 - 2009. As a result of this settlement, the Company adjusted the unrecognized tax benefits related to these matters, which lowered tax expense. The Company also recorded additional U.S. tax expense related to the planned increase in dividends from current year foreign earnings as compared to prior year.

As of March 30, 2014, the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits which reflects the settlement agreement described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2014 and 2013 include the following components:

	Retirement Plans		Other Benefit Plans
	Fiscal First Quarters Ended
(Dollars in Millions)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$197	206	53	48
Interest cost	257	228	50	37
Expected return on plan assets	(402)	(363)	(2)	(1)
Amortization of prior service cost/(credit)	1	4	(9)	(1)
Recognized actuarial losses	113	168	34	28
Net periodic benefit cost	$166	243	126	111

Company Contributions

For the fiscal first quarter March 30, 2014, the Company contributed $13 million and $9 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 29, 2013	$(202)	106	(3,009)	245	(2,860)
Net change	137	27	94	(43)	215
March 30, 2014	$(65)	133	(2,915)	202	(2,645)

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
Gain/(Loss) on Securities - reclassifications released to other (income) expense, net.
Employee Benefit Plans - reclassifications are included in net periodic benefit cost. See Note 6 for additional details.
Gain/(Loss) on Derivatives & Hedges - reclassifications to earnings are recorded in the same account as the hedged transaction. See Note 4 for additional details.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended March 30, 2014 and March 31, 2013:

	Fiscal First Quarters Ended
(Shares in Millions)	March 30, 2014	March 31, 2013
Basic net earnings per share	$1.67	1.25
Average shares outstanding — basic	2,826.8	2,790.2
Potential shares exercisable under stock option plans	163.4	175.8
Less: shares which could be repurchased under treasury stock method	(118.5)	(135.5)
Convertible debt shares	3.0	3.6
Accelerated share repurchase program	—	24.7
Average shares outstanding — diluted	2,874.7	2,858.8
Diluted earnings per share	$1.64	1.22

The diluted earnings per share calculation for both fiscal first quarters ended March 30, 2014 and March 31, 2013 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal first quarter ended March 31, 2013 included the dilutive effect of 24.7 million shares related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc.

The diluted earnings per share calculation for both the fiscal first quarters ended March 30, 2014 and March 31, 2013 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	March 30, 2014	March 31, 2013	Percent Change

Consumer
United States	$1,309	1,348	(2.9)%
International	2,248	2,327	(3.4)
Total	3,557	3,675	(3.2)
Pharmaceutical
United States	3,740	3,471	7.7
International	3,758	3,297	14.0
Total	7,498	6,768	10.8
Medical Devices & Diagnostics
United States	3,155	3,206	(1.6)
International	3,905	3,856	1.3
Total	7,060	7,062	0.0
Worldwide
United States	8,204	8,025	2.2
International	9,911	9,480	4.5
Total	$18,115	17,505	3.5%

SEGMENT PRE-TAX PROFIT

	Fiscal First Quarters Ended
(Dollars in Millions)	March 30, 2014	March 31, 2013	Percent Change
Consumer (1)	$479	547	(12.4)%
Pharmaceutical (2)	3,206	2,417	32.6
Medical Devices & Diagnostics(3)	1,966	1,518	29.5
Segments operating profit	5,651	4,482	26.1
Less: Expense not allocated to segments(4)	227	221
Worldwide income before taxes	$5,424	4,261	27.3%

(1) Includes a gain on the sale of intangible and other assets of $55 million recorded in the fiscal first quarter of 2013.
(2) Includes litigation expense of $178 million recorded in the fiscal first quarter of 2013.
(3) Includes Synthes integration/transaction costs of $118 million and an in-process research and development charge of $18 million recorded in the fiscal first quarter of 2014. Includes Synthes integration/transaction costs of $258 million, litigation expense of $345 million and an in-process research and development charge of $64 million in the fiscal first quarter of 2013.
(4) Amounts not allocated to segments include interest income/(expense), noncontrolling interests and general corporate income/expense. The fiscal first quarter of 2013 includes litigation expense of $6 million.
SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	March 30, 2014	March 31, 2013	Percent Change
United States	$8,204	8,025	2.2%
Europe	4,885	4,481	9.0
Western Hemisphere, excluding U.S.	1,695	1,783	(4.9)
Asia-Pacific, Africa	3,331	3,216	3.6
Total	$18,115	17,505	3.5%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
On March 31, 2014, the Company announced that it has accepted the binding offer from The Carlyle Group, which was received and announced on January 16, 2014, to acquire its Ortho-Clinical Diagnostics business for approximately $4.0 billion, subject to customary adjustments. This acceptance was made after consultation with the relevant works councils and trade unions. The transaction is expected to close toward the middle of the year, upon satisfaction of customary closing conditions. Ortho-Clinical Diagnostics' results are included in the Company's Medical Devices and Diagnostics segment pre-tax profit.
As of March 30, 2014, the total assets classified as held for sale related to Ortho-Clinical Diagnostics were:

(Dollars in Millions)
Accounts Receivable, trade	$102
Inventory	363
Prepaid expenses and other current assets	67
Current assets held for sale(1)	532

Property, plant and equipment, net	636
Goodwill	604
Other non-current assets	72
Non-Current assets held for sale(2)	$1,312

(1) Component of prepaid expenses and other on the Consolidated Balance Sheet
(2) Component of other assets on the Consolidated Balance Sheet
The Consolidated Balance Sheet also includes $99 million of current liabilities classified as held for sale as a component of accounts payable and accrued liabilities, and $40 million of non-current liabilities classified as held for sale as a component of other liabilities.
During the fiscal first quarter of 2014, a definitive agreement was signed by McNEIL-PPC, Inc, a subsidiary of Johnson & Johnson to sell the global rights to the K-Y® brand to Reckitt Benckiser Group PLC. The transaction is expected to close toward the middle of the year.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of March 30, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions.

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

PRODUCT LIABILITY

Certain subsidiaries of Johnson & Johnson are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While these subsidiaries believe they have substantial defenses, it is not feasible to predict the ultimate outcome of litigation. The Company has established product liability accruals in compliance with ASC 450-20 based on currently available information, which in some cases may be limited. Changes to the accruals may be required in the future as additional information becomes available.

The most significant of these cases include the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, and RISPERDAL®. As of March 30, 2014, in the U.S. there were approximately 12,500 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 6,000 with respect to the PINNACLE® Acetabular Cup System, 31,500 with respect to pelvic meshes, and 580 with respect to RISPERDAL®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson, and the number of pending lawsuits continues to increase. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada and Australia. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR™ Hip System plaintiffs to establish a program to settle claims with eligible ASR patients in the United States who had surgery to replace their ASR hip, known as revision surgery, as of August 31, 2013. The U.S. settlement is valued at approximately $2.5 billion, based on an estimate of 8,000 patients participating in the program. This settlement program is expected to bring to a close significant ASR litigation activity in the U.S. However, many lawsuits in the U.S. will remain; and the settlement program does not address litigation outside of the U.S. The Company continues to receive information with respect to potential costs associated with this recall on a worldwide basis. Updates to existing accruals associated with the ASR may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, class actions and individual personal injury cases or claims have been commenced in Australia, Belgium, Canada, England, Israel, Italy, the Netherlands, Scotland and Venezuela, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established a product liability accrual in anticipation of product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

INTELLECTUAL PROPERTY

Certain subsidiaries of Johnson & Johnson are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their business. Many of these matters involve challenges to the coverage and/or validity of the patents on various products. Although these subsidiaries believe that they have substantial defenses to these challenges with respect to all material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could potentially adversely affect the ability of these subsidiaries to sell their products, or require the payment of past damages and future royalties. The most significant of these matters are described below.

Medical Devices and Diagnostics

In January 2010, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation (now Covidien plc) filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES's HARMONIC® Scalpel infringed three Tyco patents. The case was tried in July 2012, and in March 2013, the Court ruled that EES's HARMONIC® Scalpel infringed Tyco's patents and ordered EES to pay damages of approximately $176 million, but declined to order injunctive relief. EES has appealed the decision to the United States Court of Appeals for the Federal Circuit. The Company believes EES has strong arguments supporting its appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case.

In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, alleging LifeScan's OneTouch® line of blood glucose monitoring systems infringe two patents related to the use of microelectrode sensors. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. The Court entered judgment against Roche in July 2010 and Roche appealed.  The Court of Appeals reversed the District Court's ruling on claim construction and remanded the case to the District Court for new findings on the issue. Roche is seeking monetary damages and injunctive relief.

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringes the '327 patent. Rembrandt appealed, and in August 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt has asked the District Court to grant it a new trial based on alleged new evidence, and the Court's decision on that motion is pending.

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

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, Instacare Corp and Conductive Technologies (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters.  Shasta has alleged that the three LifeScan patents-in-suit are invalid. Shasta also challenged the validity of the asserted patents in the U.S.

Patent and Trademark Office (USPTO) and the patent infringement case has been stayed pending the outcome of the validity proceedings. The validity of two of the patents was confirmed by the USPTO and a decision regarding the validity of the third patent is pending. In April 2013, Shasta brought counterclaims for antitrust violations and false advertising and those claims have been stayed pending resolution of the patent infringement case.

In November 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland Ltd. (Stryker) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. (DePuy) in the United States District Court for the District of New Jersey alleging infringement by DePuy's PINNACLE® Acetabular Cup System and DURALOC® Acetabular Cup System of a patent relating to a dual-locking mechanism feature in an acetabular cup system. Howmedica and Stryker are seeking monetary damages and injunctive relief. DePuy filed a counterclaim in February 2012 asserting that Stryker's Trident Acetabular Hip System infringes DePuy's U.S. Patent No. 6,610,097. DePuy is seeking damages and injunctive relief.

In May 2012, Medtronic MiniMed, Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, Medtronic MiniMed) filed a patent infringement lawsuit against Animas Corporation in the United States District Court for the Central District of California alleging that Animas' OneTouch® Ping® Glucose Management System and the IR 1250, IR 2020 and IR 2000 insulin pumps infringe nine of their patents.  Medtronic MiniMed since withdrew two of the patents from the lawsuit and is seeking monetary damages and injunctive relief with respect to the remaining patents. Trial is scheduled for September 2014.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that all of Cordis's sales of the CYPHER® and CYPHER SELECT® Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents.  Medinol is seeking damages and attorney's fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims. Medinol may appeal to the United States Court of Appeals for the Federal Circuit.

In January 2014, Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare S.A. (collectively, Baxter) filed a lawsuit against Johnson & Johnson, Ethicon, Inc. (Ethicon), Ferrosan Medical Devices A/S and Packaging Coordinators Inc. in the United States District Court for the Northern District of Illinois, alleging that the manufacture, importation, sale and/or use of Ethicon’s SURGIFLO® Hemostatic Matrix family of products infringes six of Baxter’s patents. Baxter is seeking monetary damages and injunctive relief. In February 2014, Baxter also filed a complaint before the United States International Trade Commission against the same defendants alleging that the importation into the United States of Ethicon’s SURGIFLO® Hemostatic Matrix family of products violates Section 337 of the Tariff Act of 1930 due to the alleged patent infringement, and is seeking an exclusion order to enjoin the importation into the United States of such products.

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor, Inc. (Centocor) (now Janssen Biotech, Inc. (JBI)) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. Summary judgment motions were decided and the parties are awaiting a trial date.

In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that STELARA® infringes two United States patents assigned to Abbott GmbH. JBI filed a complaint in the United States District Court for the District of Columbia for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents, as well as a Complaint for Review of a Patent Interference Decision that granted priority of invention on one of the two asserted patents to Abbott GmbH. The cases have been transferred from the District of Columbia to the District of Massachusetts. Trial was held in September 2012 and a jury returned a verdict in favor of JBI, invalidating Abbott's patent claims. In March 2013, the Court denied Abbott's post-trial motions challenging the outcome and granted JBI's motion on the appeal of the interference decision. Abbott appealed, and oral argument was held in March 2014 in the Court of Appeals for the Federal Circuit. Also in August 2009, Abbott GmbH and Abbott Laboratories Limited brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH's Canadian patent. A trial was held in December 2013 in the Canadian case. In January 2014, the Court ruled in favor of Abbott, finding that the asserted claims were valid and infringed by STELARA®. JBI has appealed that decision. The Company believes JBI has strong arguments supporting its appeal. A trial on Abbott’s motion for an injunction is scheduled for May 2014. In addition to the U.S. and Canadian litigations, in August 2012, Abbott filed patent infringement lawsuits related to STELARA® in the Netherlands, Switzerland and Germany. In each of these cases, briefing has been commenced or recently completed and hearings on the merits will take place later this year or early in 2015. In each of the above cases, Abbott is seeking monetary damages and injunctive relief.

In March 2012, Noramco, Inc. (Noramco), a subsidiary of Johnson & Johnson, moved to intervene in three patent infringement lawsuits filed in the United States District Court for the Southern District of New York (SDNY) by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva) and Amneal Pharmaceuticals, LLC (Amneal). In February 2013, Noramco appeared on behalf of Noramco customers Watson Laboratories, Inc.- Florida and Andrx Labs, LLC (collectively, Watson/Andrx) in a similar lawsuit filed by Purdue in the SDNY. The lawsuits are in response to the defendants' respective Abbreviated New Drug Applications seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal and Watson/Andrx. In April 2013, Watson/Andrx entered into a confidential settlement with Purdue. The trial against Impax and Teva (as well as two parties not defended by Noramco) took place in September 2013, and Noramco defended Teva and Impax. In November 2013, Impax entered into a confidential settlement with Purdue. In January 2014, the Court issued a decision invalidating the relevant Purdue patents. Purdue has appealed the decision.

In August 2012, Dr. James M. Swanson filed a lawsuit against ALZA Corporation (ALZA) in the Northern District of California seeking to be added as an inventor on three ALZA-owned patents relating to CONCERTA®. Alternatively, Dr. Swanson has alleged, among other things, that the patents-in-suit are invalid and/or unenforceable as a result of ALZA's alleged omission of Dr. Swanson as a named inventor on the patents. The lawsuit also includes claims of fraud, breach of fiduciary duty and unfair competition. Dr. Swanson is seeking damages and an award of unjust enrichment. ALZA filed a motion to dismiss Dr. Swanson's claims, as well as counterclaims for breach of contract and negligent misrepresentation. The Court granted the motion in part, and denied it in part. Discovery in the case is ongoing.

Johnson & Johnson acquired the prostate cancer business of Aragon Pharmaceuticals, Inc. (Aragon), including ARN-509, a compound being tested for treatment of prostate cancer, in September 2013. Prior to the acquisition, in May 2011, Medivation, Inc. (Medivation) had sued Aragon and the University of California seeking rights to ARN-509. In December 2012, the State Court granted summary judgment to Aragon on Medivation's claims, awarding the rights of the ARN-509 compound to Aragon, and in January 2013, the Court dismissed the case against Aragon. Medivation has appealed the summary judgment rulings.

REMICADE® Related Cases

In March 2013, Hospira Healthcare Corporation (Hospira) filed an impeachment proceeding against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to Janssen Biotech, Inc. (JBI). In October 2013, Kennedy, along with JBI, Janssen Inc. and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion Healthcare Co., Ltd., Celltrion Inc. (together, Celltrion) and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. In January 2014, Health Canada approved Celltrion’s and Hospira’s SEBs to REMICADE®, allowing Celltrion and Hospira to market their biosimilar versions of REMICADE® in Canada, regardless of the pending patent action. Discovery in the patent action has commenced.

In September 2013, JBI and New York University Medical Center (NYU) received an Office Action from the United States Patent Office rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (the '471 patent) in a reexamination proceeding instituted by a third party.  The '471 patent is co-owned by JBI and NYU, and NYU granted JBI an exclusive license to NYU's rights under the patent. Currently, the '471 patent in the United States expires in September 2018. JBI believes the '471 patent is valid and has responded to the Office Action to defend the patent, and if necessary, will pursue available appeals.

In March 2014, Celltrion filed a declaratory judgment lawsuit against JBI in the United States District Court for the District of Massachusetts seeking to invalidate the '471 patent and two other U.S. patents that relate to REMICADE® and are co-owned by JBI and NYU, and exclusively licensed to JBI (collectively, the Le patents). Also in March 2014, Celltrion filed a lawsuit in the United States District Court for the Southern District of New York against Kennedy seeking to invalidate three patents owned by Kennedy (the Feldman patents). The Feldman patents are licensed to JBI and also relate to REMICADE®. Celltrion alleges that it will be seeking FDA approval to make and sell its own biosimilar version of REMICADE®.

If any of the Le or Feldman patents is found to be invalid, any such patent could not be relied upon to prevent the introduction of biosimilar versions of REMICADE®. The timing of the possible introduction of a biosimilar version of REMICADE® in the United States would be subject to approval by the FDA. If a biosimilar version of REMICADE® were to be approved and introduced to the market, loss of exclusivity would likely result in a reduction in sales.

Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)

The following summarizes lawsuits pending against generic companies that have filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of the applicable patents. In the event the subsidiaries are not successful in these actions, or the statutory 30-month stays of the ANDAs expire before the United States District Court rulings are obtained, the third-party companies involved will have the ability, upon approval of the FDA, to introduce generic versions of the products at issue, resulting in very substantial market share and revenue losses for those products.

PREZISTA®

A number of generic companies have filed ANDAs seeking approval to market generic versions of PREZISTA®. In November 2010, Tibotec, Inc. (now Tibotec, LLC) and Tibotec Pharmaceuticals (now Janssen R&D Ireland) (collectively, Tibotec) filed a patent infringement lawsuit against Lupin, Ltd., Lupin Pharmaceuticals, Inc. (collectively, Lupin), Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in the United States District Court for the District of New Jersey in response to Lupin's and Mylan's respective ANDAs seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of Tibotec's patent relating to PREZISTA®. Lupin and Mylan each filed counterclaims alleging non-infringement and invalidity. In July 2011, Tibotec filed another patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey in response to Lupin's supplement to its ANDA to add new dosage strengths for its proposed product. In August 2011, Tibotec and G.D. Searle & Company (G.D. Searle) filed a patent infringement lawsuit against Lupin and Mylan in response to their notice letters advising that their ANDAs are seeking approval to market generic versions of Tibotec's PREZISTA® product before the expiration of two additional patents relating to PREZISTA® that Tibotec exclusively licenses from G.D. Searle.

In September 2011, the Court consolidated the above lawsuits. The approved New Drug Application for PREZISTA® was transferred from Tibotec, Inc. to Janssen Products, LP in December 2011, and in 2012 and 2013, Janssen Products, LP and Janssen R&D Ireland (collectively, Janssen) added several patents that they own or exclusively license from G.D. Searle to the consolidated action against Mylan and Lupin.

In March 2013, Janssen filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,126,015 and 7,595,408.

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

In June 2013, Janssen and G.D. Searle dismissed their claims relating to the patents owned by G.D. Searle against Lupin and Mylan, based on those parties’ agreement not to seek FDA approval of their respective ANDAs until the November 2017 expiration of the G.D. Searle patents. A trial regarding the remaining patents in the consolidated action was completed in April 2014, and the parties are awaiting a decision.

Tibotec and G.D. Searle also filed patent infringement lawsuits against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Ltd. (collectively, Teva) in the United States District Court for the District of New Jersey in response to Teva's ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Tibotec either owns or exclusively licenses from G.D. Searle. In March 2014, the parties entered into a confidential settlement agreement and the lawsuits against Teva were dismissed.

In each of the above lawsuits, Tibotec and Janssen sought or are seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In June 2013, ALZA Corporation and Janssen Pharmaceuticals, Inc. (collectively, Janssen) filed patent infringement lawsuits in the District Court for the District of Delaware against Par Pharmaceuticals, Inc., Osmotica Kereskedelmies Szolgaltato Kft (Osmotica), and Norwich Pharmaceuticals, Inc. (Norwich) in response to those parties' ANDAs seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). In addition, in

September 2013, Par and Osmotica filed counterclaims against Janssen seeking declarations of invalidity and noninfringement of the patent-in-suit, and Norwich filed a motion to dismiss. Norwich was dismissed from the case in October 2013 based on its agreement to be bound by the outcome of the case. In March 2014, Janssen amended its complaint against Par and Osmotic to assert infringement of newly issued United States Patent No. 8,629,179 (the ‘179 patent). In each of the above lawsuits, Janssen is seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the '798 and ‘179 patents.

NUCYNTA® AND NUCYNTA® ER

In July 2013, Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem).  The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of United States Reissue Patent No. 39,593 (the '593 patent), United States Patent No. 7,994,364 (the '364 patent) and, as to Actavis only, United States Patent No. 8,309,060 (the '060 patent).  The lawsuit also includes a patent infringement claim against Alkem in response to its ANDA seeking approval to market a generic version of NUCYNTA® before the expiration of the '593 and '364 patents.  JPI is seeking an Order enjoining the defendants from marketing their generic versions of NUCYNTA® ER and NUCYNTA® before the expiration of the asserted patents. In October 2013, JPI received a Paragraph IV Notice from Sandoz, Inc. with respect to NUCYNTA® related to the ‘364 patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘593 and ‘364 patents and United States Patent No. 6,071,970.   In response to those notices, JPI filed an additional complaint in the United States District Court for the District of New Jersey against Roxane and Sandoz asserting the '364 patent against Sandoz and the '364 and '593 patents against Roxane. In December 2013, JPI filed an additional complaint in the District Court of New Jersey against Alkem asserting United States Patent No. 8,536,130 related to its ANDA seeking approval to market a generic version of NUCYNTA® ER.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain subsidiaries of Johnson & Johnson have been settled, including the case in Alaska, which settled in April 2014, and a few state cases are still pending. The AWP case filed by the Attorney General of Illinois is set for trial in September 2014. In addition, an AWP case against the J&J AWP Defendants brought by the Attorney General of the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants have appealed the Commonwealth

Court's UTPL ruling to the Pennsylvania Supreme Court. The Company believes that the J&J AWP Defendants have strong arguments supporting their appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

RISPERDAL®

In November 2013, Johnson & Johnson and its subsidiary, Janssen Pharmaceuticals, Inc. (JPI), finalized previously disclosed settlement agreements with the United States Department of Justice and forty-five states resolving federal investigations and state Medicaid claims related to past promotional practices of RISPERDAL® from 1999 through 2005, and other matters. JPI had also settled alleged consumer fraud claims in connection with the sale and marketing of RISPERDAL® with thirty-six states and the District of Columbia in September 2012. In addition to these actions, the Attorneys General of several states brought actions against JPI, related to the sale and marketing of RISPERDAL®, seeking one or more of the following remedies: reimbursement of Medicaid or other public funds for RISPERDAL® prescriptions written for off-label use, compensation for treating their citizens for alleged adverse reactions to RISPERDAL®, civil fines or penalties for violations of state false claims acts or consumer fraud statutes, punitive damages, or other relief relating to alleged unfair business practices. Certain of these actions also sought injunctive relief relating to the promotion of RISPERDAL®. Many of the actions and claims brought by the state Attorneys General have been settled, either individually or as part of the settlements described above.

Four states have remaining claims in litigation related to RISPERDAL®: one claim is on remand in Arkansas, the case in South Carolina is on appeal, and the cases in Kentucky and Mississippi have not progressed to trial. The Company has not accrued amounts equal to the judgments obtained in Arkansas, Louisiana or South Carolina. To the extent any state has an outstanding Medicaid-related claim not resolved by the settlements referenced above, the Company has accrued an amount approximately equal to what that state would have received if it had participated in the relevant federal settlement. State cases that went to judgment after trial are discussed below.

In 2004, the Attorney General of West Virginia commenced a lawsuit against Janssen Pharmaceutica (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court of Appeals reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen Pharmaceutica (now JPI). Johnson & Johnson was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether Johnson & Johnson or JPI had violated the State's Medical Assistance Program Integrity Law (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Professional letter regarding RISPERDAL®. The jury returned a verdict that JPI and Johnson & Johnson had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. In January 2014, the Louisiana Supreme Court reversed the district court’s judgment in favor of the Attorney General, and rendered judgment in favor of Johnson & Johnson and JPI. In April 2014, the Louisiana Supreme Court denied the Attorney General's petition seeking a rehearing of the appellate arguments.

In 2007, the Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen Pharmaceutica (now JPI) on a multi-Count Complaint related to Janssen Pharmaceutica's sale of RISPERDAL® to the Commonwealth's Medicaid program. The trial occurred in June 2010. The trial judge dismissed the case after the close of the plaintiff's evidence. The Commonwealth filed an appeal and in July 2012, the Pennsylvania Appeals Court upheld the dismissal of the Commonwealth's case.

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen Pharmaceutica (now JPI) on several counts. In March 2011, the matter was tried to a jury on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practices Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million against JPI. JPI has appealed this judgment and the Company believes it has strong arguments supporting the appeal. Oral argument on the appeal took place before the South Carolina Supreme Court in March 2013, and the parties are awaiting a decision.

In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. In January 2013, the trial court awarded attorney fees of approximately $181 million. JPI and Johnson & Johnson appealed both awards to the Arkansas Supreme Court, and in March 2014, the Arkansas Supreme Court dismissed the State’s claim under the Arkansas Medicaid Fraud False Claims Act, as well as the approximately $1.2 billion in penalties, and reversed and remanded a claim under the Arkansas Deceptive Trade Practices Act. In April 2014, the Arkansas Supreme Court rejected a petition by the State for rehearing on the case.

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

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this multi-state coalition, it is possible that individual State Attorneys General Offices may file civil money claims against the Companies. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice.  In December 2012, Oregon filed a Notice of Appeal in the Court of Appeals of the State of Oregon. Briefing on the appeal has concluded and the Court has not set a hearing date.

Other

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

In May 2012, Acclarent, Inc. (Acclarent) received a subpoena from the United States Attorney's Office for the District of Massachusetts requesting documents broadly relating to the sales, marketing and alleged off-label promotion by Acclarent of RELIEVA STRATUS™ MicroFlow Spacer products. The investigation is continuing and Acclarent is cooperating with the United States Attorney's Office in responding to the subpoena.

In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc. (DePuy Synthes)), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice for the production of materials relating to the ASR™ XL Hip device.  The government has since made additional informal requests for the production of documents as to the device. The government is investigating whether any person or entity submitted or caused to be submitted false claims or false statements affecting federal health care programs in connection with the marketing and use of the ASR™ XL Hip device.  DePuy Orthopaedics, Inc., DePuy Synthes, and Johnson & Johnson Services, Inc. have voluntarily produced documents in response to the government's informal requests and are fully cooperating with the government's civil investigation. In addition, a group of state Attorneys General has issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.’s hip products. The Attorney General of Oregon is investigating these matters independently of the other states and has also issued a Civil Investigative Demand.

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

In December 2012, Therakos, Inc. (Therakos), formerly a subsidiary of Johnson & Johnson and part of the Ortho-Clinical Diagnostics, Inc. (OCD) franchise, received a letter from the civil division of the United States Attorney's Office for the Eastern District of Pennsylvania informing Therakos that the United States Attorney's Office was investigating the sales and marketing of UVADEX® (methoxsalen) and the UVAR XTS® System during the period 2000 to the present. The United States Attorney's Office requested that OCD and Johnson & Johnson preserve documents that could relate to the investigation. Therakos was subsequently acquired by an affiliate of Gores Capital Partners III, L.P. in January 2013. OCD and Johnson & Johnson retain certain liabilities that may result from the investigation for activity that occurred prior to the sale of Therakos. In March 2014, the United States Attorney’s Office requested that Johnson & Johnson produce certain documents, and Johnson & Johnson is cooperating with the request. If and when the divestiture of OCD is completed, Johnson & Johnson would retain OCD’s portion of any liability that may result from the investigation for activity that occurred prior to the sale of Therakos.

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

GENERAL LITIGATION

In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD)  had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. In August 2012, the District Court granted a motion filed by Plaintiffs for class certification. In October 2012, the United States Court of Appeals for the Third Circuit granted OCD's petition for interlocutory review of the class certification ruling. Oral argument on the appeal was held in February 2014 and the parties are awaiting a decision. If and when the divestiture of OCD is completed, Johnson & Johnson would retain any liability that may result from these cases.

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities failed to maintain current good manufacturing practices, and that as a result, the price of the Company's stock declined significantly. Plaintiff sought to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, a motion by Johnson & Johnson to dismiss was granted in part and denied in part. Plaintiff moved the Court to reconsider part of the December 2011 ruling. In May 2012, the Court denied Plaintiff's motion for reconsideration. In September 2012, Plaintiff filed a Second Amended Complaint and Johnson & Johnson and the individual defendants moved to dismiss Plaintiff's Second Amended Complaint in part. Following mediation, the parties reached an agreement in principle to settle the case, and in July 2013, filed for preliminary approval of the proposed settlement. In November 2013, the Court approved the settlement. Three parties that had objected to the settlement have appealed the Court’s approval orders. Mediation for the appeal has been scheduled for May 2014.

In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed a lawsuit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. If OMJ PR loses this lawsuit, it may face liability for subsequent tax years. OMJ PR alleges that the Internal Revenue Service erroneously calculated OMJ PR's tax credits under Section 936 of the Tax Code. OMJ PR filed a motion for summary judgment, and the United States filed a cross motion for summary judgment. In October 2012, the Court granted a motion by the United States for summary judgment and denied a motion by OMJ PR for summary judgment. OMJ PR has appealed this decision. Oral argument was held in November 2013, and the parties are awaiting a decision.

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing is currently not scheduled.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Shareholder Derivative Action

In September 2011, two shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey by Donovan Spamer and The George Leon Family Trust naming current and former directors of Johnson & Johnson as defendants and Johnson & Johnson as the nominal defendant. These lawsuits allege that the defendants breached their fiduciary duties in their decisions with respect to the compensation of the Chief Executive Officer during the period from 2008 through 2011, and that the defendants made misleading statements in the Company's annual proxy statements. Both of these lawsuits were voluntarily dismissed without prejudice, but a similar lawsuit, The George Leon Family Trust v. Coleman, was refiled in July 2012. That lawsuit seeks a variety of relief, including monetary damages, injunctive relief, and corporate governance reforms. In June 2013, the Board of Directors of Johnson & Johnson (the Board) received a report prepared by special, independent counsel to the Board, which investigated the allegations contained in the derivative actions filed by Donovan Spamer and by The George Leon Family Trust, and in several shareholder demand letters that the Board received in 2011 and 2012 raising similar issues. The report recommended that Johnson & Johnson reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation. The Board unanimously adopted the report's recommendations.

In September 2013, Johnson & Johnson moved to dismiss or, in the alternative, for summary judgment in The George Leon Family Trust v. Coleman, based upon the Board’s determination. In October 2013, the plaintiff in the Leon litigation filed an amended complaint and Johnson & Johnson moved to dismiss the amended complaint or, in the alternative, for summary judgment, based upon the Board’s determination. This motion was argued in March 2014, and a decision is pending.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal first quarter of 2014, worldwide sales were $18.1 billion, a total increase of 3.5%, including operational growth of 5.3% as compared to 2013 fiscal first quarter sales of $17.5 billion. Currency fluctuations had a negative impact of 1.8% for the fiscal first quarter of 2014. The fiscal first quarter of 2013 worldwide sales were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates under the Affordable Care Act, primarily related to new data received from the states. This negatively impacted the fiscal first quarter of 2014 worldwide sales growth by 1.2% as compared to 2013.

Sales by U.S. companies were $8.2 billion in the fiscal first quarter of 2014, which represented an increase of 2.2% as compared to the prior year. Sales by international companies were $9.9 billion, which represented a total increase of 4.5%, including an operational increase of 7.9%, and a negative currency impact of 3.4% as compared to the fiscal first quarter sales of 2013.

Sales by companies in Europe achieved growth of 9.0%, including operational growth of 6.6%, and a positive currency impact of 2.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 4.9%, including operational growth of 7.1%, offset by a negative currency impact of 12.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.6%, including operational growth of 10.3% and a negative currency impact of 6.7%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer

Consumer segment sales in the fiscal first quarter of 2014 were $3.6 billion, a decrease of 3.2% as compared to the same period a year ago, including an operational decline of 0.6% and a negative currency impact of 2.6%. U.S. Consumer segment sales decreased by 2.9%. International Consumer segment sales decreased by 3.4%, including operational growth of 0.7% and a negative currency impact of 4.1%.

Major Consumer Franchise Sales — Fiscal First Quarters Ended*

(Dollars in Millions)	March 30, 2014	March 31, 2013	Total Change	Operations Change	Currency Change
OTC	$1,011	$1,043	(3.1)%	(1.2)%	(1.9)%
Skin Care	914	902	1.3	2.7	(1.4)
Baby Care	545	564	(3.4)	1.7	(5.1)
Oral Care	411	403	2.0	4.7	(2.7)
Wound Care/Other	349	362	(3.6)	(2.6)	(1.0)
Women’s Health	327	401	(18.5)	(13.4)	(5.1)
Total Consumer Sales	$3,557	$3,675	(3.2)%	(0.6)%	(2.6)%
* Prior year amounts have been reclassified to conform to current year presentation. Nutritionals, previously included in OTC, is included in Wound Care/Other.

The OTC franchise experienced an operational decline of 1.2% as compared to the prior year fiscal first quarter. Declining sales of analgesic products impacted by a weaker cold and flu season was partially offset by U.S. sales growth of 3.4% primarily due to the U.S. launch of ZYRTEC® Dissolve Tabs.

The Skin Care franchise achieved operational growth of 2.7% as compared to the prior year, primarily driven by sales of AVEENO® and DABAO® products.

The Baby Care franchise achieved operational growth of 1.7% as compared to the prior year, primarily due growth in Asia Pacific, which includes newly acquired products from the acquisition of Elsker Mother & Baby Co., Ltd. in China and growth in Latin America.

The Oral Care franchise achieved operational growth of 4.7% as compared to the prior year. The growth was driven by increased sales of LISTERINE® primarily due to new product launches.

The Wound Care/Other franchise experienced an operational decline of 2.6% as compared to the prior year, due to lower sales of nutritional products.

The Women’s Health franchise experienced an operational decline of 13.4% as compared to the prior year, primarily due to the divestiture of women's sanitary protection products in the U.S., Canada and Caribbean, which was completed in the fiscal fourth quarter of 2013.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2014 were $7.5 billion, a total increase of 10.8% as compared to the same period a year ago, with an operational increase of 12.2% and a negative currency impact of 1.4%. U.S. Pharmaceutical sales increased by 7.7% as compared to the same period a year ago. International Pharmaceutical sales increased by 14.0%, including operational growth of 16.9% and a negative currency impact of 2.9%. In the fiscal first quarter of 2013, Pharmaceutical segment sales included a positive adjustment to previous estimates for Managed Medicaid rebates. This negatively impacted 2014 fiscal first quarter Pharmaceutical operational sales growth by 3.4%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal First Quarters Ended*

(Dollars in Millions)	March 30, 2014	March 31, 2013	Total Change	Operations Change	Currency Change
Total Immunology	$2,343	$2,204	6.3%	7.8%	(1.5)%
REMICADE®	1,610	1,600	0.6	2.1	(1.5)
SIMPONI®/SIMPONI® ARIA™	259	237	9.3	11.6	(2.3)
STELARA®	456	346	31.8	32.0	(0.2)
Other Immunology	18	21	(14.3)	(5.8)	(8.5)
Total Infectious Diseases	1,200	815	47.2	48.0	(0.8)
EDURANT®	81	43	88.4	85.4	3.0
INCIVO®	86	162	(46.9)	(47.4)	0.5
OLYSIO™/SOVRIAD™	354	—	**	**	0.0
PREZISTA®	445	367	21.3	21.3	0.0
Other Infectious Diseases	234	243	(3.7)	(2.8)	(0.9)
Total Neuroscience	1,638	1,744	(6.1)	(4.0)	(2.1)
CONCERTA®/methylphenidate	150	256	(41.4)	(39.3)	(2.1)
INVEGA®	165	132	25.0	27.1	(2.1)
INVEGA® SUSTENNA®/XEPLION®	373	284	31.3	31.9	(0.6)
RISPERDAL® CONSTA®	310	335	(7.5)	(6.3)	(1.2)
Other Neuroscience	640	737	(13.2)	(10.0)	(3.2)
Total Oncology	1,022	794	28.7	30.2	(1.5)
VELCADE®	408	353	15.6	18.6	(3.0)
ZYTIGA®	512	344	48.8	48.8	0.0
Other Oncology	102	97	5.2	6.3	(1.1)
Total Other	1,295	1,211	6.9	7.6	(0.7)
PROCRIT®/EPREX®	310	378	(18.0)	(17.6)	(0.4)
XARELTO®	319	158	**	**	—
Other	666	675	(1.3)	(0.2)	(1.1)
Total Pharmaceutical Sales	$7,498	$6,768	10.8%	12.2%	(1.4)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Immunology products achieved operational sales growth of 7.8% as compared to the same period a year ago. Increased sales of STELARA® (ustekinumab) and SIMPONI®/SIMPONI® ARIA™ (golimumab) were primarily due to market growth and market share gains. REMICADE® (infliximab) growth was primarily due to market growth. Additionally, in the first quarter of 2013, Immunology sales were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates. This negatively impacted 2014 Immunology operational sales growth by approximately 4.6%.

Infectious disease products achieved operational sales growth of 48.0% as compared to the same period a year ago. Major contributors to the growth were the recent launch of OLYSIO™/SOVRIAD™ (simeprevir), PREZISTA® (darunavir), due to market share growth and sales of EDURANT® (rilpivirine). This was partially offset by lower sales of INCIVO® (telaprevir), due to competitive pressures. Competitive products for OLYSIO™/SOVRIAD™ (simeprevir), may be approved in the near future and, if approved, will have an impact on future sales.

Neuroscience products experienced an operational decline of 4.0% as compared to the same period a year ago. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA® (paliperidone palmitate) were offset by a decline in U.S. sales of CONCERTA®/methylphenidate as well as lower sales of RISPERDAL® (risperidone) and TOPAMAX® (topiramate) due to continued generic competition. Additionally, in the first quarter of 2013, Neuroscience sales were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates.

Oncology products achieved strong operational sales growth of 30.2% as compared to the same period a year ago. This growth was primarily due to sales of ZYTIGA®(abiraterone acetate) and VELCADE® (bortezomib).

In the fiscal first quarter of 2014, Other Pharmaceutical sales achieved operational sales growth of 7.6% as compared to the prior year fiscal first quarter. Strong sales of XARELTO®(rivaroxaban) and the launch of INVOKANA®(canagliflozin) were partially offset by lower sales of ACIPHEX®(rabeprazole sodium) primarily due to generic competition. Additionally, in the fiscal first quarter of 2013, PROCRIT® (Epoetin alfa) sales were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates.

Medical Devices and Diagnostics

Medical Devices and Diagnostics segment sales in the fiscal first quarter of 2014 were $7.1 billion, flat as compared to the same period a year ago. Operational growth of 1.8% was offset by a negative currency impact of 1.8%. U.S. Medical Devices and Diagnostics sales decreased 1.6%. International Medical Devices and Diagnostics sales increased by 1.3%, including operational growth of 4.6% and a negative currency impact of 3.3%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal First Quarters Ended*

(Dollars in Millions)	March 30, 2014	March 31, 2013	Total Change	Operations Change	Currency Change
Orthopaedics	$2,421	$2,385	1.5%	2.7%	(1.2)%
Surgical Care	1,508	1,508	0.0	1.9	(1.9)
Specialty Surgery/Other	874	839	4.2	6.4	(2.2)
Vision Care	761	740	2.8	6.8	(4.0)
Cardiovascular Care	541	513	5.5	7.2	(1.7)
Diabetes Care	512	600	(14.7)	(13.7)	(1.0)
Diagnostics	443	477	(7.1)	(5.4)	(1.7)
Total Medical Devices and Diagnostics Sales	$7,060	$7,062	0.0%	1.8%	(1.8)%
* Prior year amounts have been reclassified to conform to current year presentation. Infection Prevention is included in Specialty Surgery/Other.

The Orthopaedics franchise achieved operational sales growth of 2.7% as compared to the prior year fiscal first quarter. Growth was primarily driven by sales of trauma, knee and hip products. The growth was partially offset by continued pricing pressure.

The Surgical Care franchise achieved operational sales growth of 1.9% as compared to the prior year fiscal first quarter. The growth was primarily driven by sutures and the success of the ECHELON FLEX™ powered ENDOPATH® Stapler outside the U.S. The growth was partially offset by lower sales of women's health and urology products.

The Specialty Surgery/Other franchise achieved operational sales growth of 6.4% as compared to the prior year fiscal first quarter. Growth was attributable to new product launches and market growth for worldwide biosurgical products and energy products outside the U.S. Additional contributors to growth were sales of Advanced Sterilization and MENTOR® products.

The Vision Care franchise achieved operational sales growth of 6.8% as compared to the prior year fiscal first quarter. The growth was primarily attributable to inventory builds due to customer buying patterns. The positive impact from the inventory buying pattern will be offset during the balance of the year.

The Cardiovascular Care franchise achieved operational sales growth of 7.2% as compared to the prior year fiscal first quarter. Growth was driven by sales of Biosense Webster products due to new catheter launches and continued market expansion.

The Diabetes Care franchise experienced an operational sales decline of 13.7% as compared to the prior year fiscal first quarter. U.S. sales declined due to the impact of lower prices primarily related to competitive bidding.

The Diagnostics franchise experienced an operational sales decline of 5.4% as compared to the prior year. The decline was primarily due to lower sales in donor screening and immunodiagnostics products. On March 31, 2014, the Company announced that it has accepted the binding offer from The Carlyle Group to acquire its Ortho-Clinical Diagnostics business (the Diagnostics franchise). The transaction is expected to close toward the middle of the year, upon satisfaction of customary closing conditions. For additional details see Note 10 to the Consolidated Financial Statements.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2014 increased to $5.4 billion as compared to $4.3 billion in the fiscal first quarter of 2013, an increase of 27.3%. The fiscal first quarter of 2014, was favorably impacted by $0.6 billion of positive mix from higher sales of higher margin products in the Pharmaceutical business and cost reduction efforts across many of the businesses. The fiscal first quarter of 2013, included litigation costs of $0.5 billion and an inventory step-up charge of $0.1 billion related to the Synthes acquisition.

Cost of Products Sold

Consolidated costs of products sold for the fiscal first quarter of 2014 decreased to 30.1% from 31.7% of sales as compared to the same period a year ago due to positive mix from higher sales of higher margin products in the Pharmaceutical business and cost improvements across many of the businesses. In addition, the fiscal first quarter of 2013 included an inventory step-up charge of $0.1 billion related to the Synthes acquisition. The amortization expense for the fiscal first quarter of 2014 was $351 million, relatively flat to the prior year.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2014 decreased to 28.6% from 29.8% of sales as compared to the same period a year ago leveraged from the growth in the Pharmaceutical business and cost containment initiatives, primarily in the Medical Devices and Diagnostics segment.

Research and Development Expense

Research and development activities represent a significant part of the Company’s business. These expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the fiscal first quarter of 2014 decreased to 10.1% from 10.2% of sales, relatively flat to the same period a year ago.

In-Process Research and Development (IPR&D)

During the fiscal first quarter of 2014, the Company recorded a charge of $18 million for the discontinuation of a development program related to MENTOR®. During the fiscal first quarter of 2013, the Company recorded a charge in the amount of $64 million for the write-down of the IPR&D for Acclarent related to the discontinuation of development projects.

Interest (Income) Expense

Interest income decreased slightly in the fiscal first quarter of 2014 as compared to the same period a year ago, due to lower interest rates. The ending balance of cash, cash equivalents and marketable securities was $29.4 billion at the end of the fiscal first quarter of 2014. This is an increase of $7.7 billion from the same period a year ago. The increase in the average cash balance was due to cash generated from operating activities.

Interest expense increased in the fiscal first quarter of 2014 as compared to the same period a year ago due to a higher average debt balance. At the end of the fiscal first quarter of 2014, the Company’s debt position was $17.3 billion compared to $15.9 billion from the same period a year ago. The higher debt balance of approximately $1.4 billion was due to borrowings in December 2013. The Company increased borrowings, capitalizing on favorable terms in the capital markets.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, acquisition-related costs, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal first quarter of 2014, was favorable by $0.4 billion as compared to the same period a year ago. The fiscal first quarter of 2013, included litigation costs of $0.5 billion.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the fiscal first quarter of 2014 was 13.5% versus 14.9% for the same period a year ago. The fiscal first quarter of 2013 included a gain of $55 million on the sale of intangible and other assets.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal first quarter of 2014 was 42.8% versus 35.7% for the same period a year ago. The favorable pre-tax profit was attributable to strong volume growth, positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses. Additionally, the fiscal first quarter of 2013 included litigation expense of $0.2 billion offset by a positive adjustment of $0.2 billion to previous estimates for Managed Medicaid rebates.

Medical Devices and Diagnostics Segment

Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal first quarter of 2014 was 27.8% versus 21.5% for the same period a year ago. The fiscal first quarter of 2013 included litigation expense of $0.3 billion, higher costs of $0.1 billion for integration costs and amortization of the inventory step-up associated with the Synthes acquisition and $0.1 billion attributable to the write-down of intangible assets.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal first quarters of 2014 and 2013 were 12.9% and 17.9%, respectively. The lower effective tax rate in 2014 as compared to 2013 was primarily due to a tax benefit of $398 million associated with the Conor Medsystems divestiture which reduced the 2014 first quarter tax rate by 7.3%. The 2013 first quarter tax rate was reduced by 2.4% compared to the 2014 rate due to the benefit from the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provisions.  The 2013 first quarter tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, since those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.  The 2014 first quarter tax rate reflected no benefit from the R&D tax credit and CFC look-through, since those provisions expired at year end 2013.

During the first quarter of 2014, the Company reached a settlement agreement related to substantially all issues regarding the U.S. Internal Revenue Service audit related to tax years 2006 - 2009. As a result of this settlement, the Company adjusted the unrecognized tax benefits related to these matters, which lowered tax expense. The Company also recorded additional U.S. tax expense related to the planned increase in dividends from current year foreign earnings as compared to prior year.

As of March 30, 2014, the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits, which reflects the settlement agreement described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 29, 2013 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $19.7 billion at the end of the fiscal first quarter of 2014 as compared with $20.9 billion at the fiscal year end of 2013. The primary sources of cash were approximately $3.9 billion net cash generated from operating activities offset by $2.0 billion used by investing activities and $3.1 billion used by financing activities.

Cash flow from operations of $3.9 billion was the result of $4.7 billion of net earnings and $1.7 billion of non-cash charges for depreciation and amortization, stock-based compensation, asset write-downs and deferred taxes reduced by $1.0 billion related to accounts payable and accrued liabilities, $0.9 billion for inventories and receivables and $0.6 billion related to current and non-current assets and liabilities.

Investing activities use of $2.0 billion of cash was primarily for net purchases of investments in marketable securities of $1.4 billion and additions to property, plant and equipment of $0.6 billion.

Financing activities use of $3.1 billion of cash was primarily for dividends to shareholders of $1.9 billion, net retirement of short and long-term debt of $1.0 billion and $0.8 billion for the repurchase of common stock. Financing activities also included a source of $0.6 billion of net proceeds from stock options exercised and associated tax benefits.

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
In the fiscal first quarter of 2014, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends

On January 2, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.66 per share, payable on March 11, 2014, to shareholders of record as of February 25, 2014.

On April 24, 2014, the Board of Directors declared a regular cash dividend of $0.70 per share, payable on June 10, 2014 to shareholders of record as of May 27, 2014. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.0 billion as of March 30, 2014 and approximately $2.3 billion as of December 29, 2013. Approximately $1.3 billion as of March 30, 2014 and December 29, 2013 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.7 billion at March 30, 2014 and $1.0 billion at December 29, 2013. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary. During the fiscal first quarter of 2014, as a result of supplier payment plans, approximately 50% of the receivables from government owned or supported health care customers in Spain were collected.
OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors

The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concern about the rising cost of health care. The Company has a long-standing policy of pricing products responsibly. For the period 2003 through 2013 in the United States, the weighted average compound annual growth rate of the Company's price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).

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

The Venezuelan government has established or is in the process of establishing alternative systems of various foreign currency exchanges. Currently, the Company continues to have access an official government rate of 6.3 Bolivares Fuertes to one U.S. dollar to settle imports of various products into Venezuela and therefore utilized this rate in preparing the financial results through the first quarter of 2014. As of March 30, 2014, the Company’s Venezuelan subsidiaries represented less than 0.5% of the Company's consolidated assets, liabilities, revenues and profits; therefore, the effect of a change in the exchange rate is not expected to have a material adverse effect on the Company's 2014 full year results. However, if access to this official government rate of 6.3 Bolivares Fuertes to one U.S. dollar was not available in the future either to settle imports or remit dividends then the Company would incur an after-tax foreign exchange loss which would not be material to the Company’s financial position but it may have a material adverse impact on the results of operations in the interim reporting period.
Changes in the behavior and spending patterns of consumers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, as a result of a prolonged global economic downturn, will continue to impact the Company’s businesses.

The Company also operates in an environment increasingly hostile to intellectual property rights. Generic medication firms have filed Abbreviated New Drug Applications or otherwise challenged the coverage and/or validity of the Company’s patents seeking to market generic or biosimilar forms of many of the Company’s key pharmaceutical products prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending a lawsuit resulting from such an Abbreviated New Drug Application filing or patent challenge, the generic firms will then introduce generic or biosimilar versions of the product at issue, which will likely result in substantial market share and revenue losses. For further information see the discussion in the “Intellectual Property” section of Note 11 included in Item 1. Financial Statements (unaudited) - Notes to Consolidated Financial Statements.

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

Risks and uncertainties include, but are not limited to: economic factors, such as interest rate and currency exchange rate fluctuations; competition, including technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; the impact of patent expirations; significant adverse litigation or government action including related to product liability claims; the impact of business combinations and divestitures; changes in behavior and spending patterns or financial distress of purchasers of health care products and services; changes to governmental laws and regulations and domestic and foreign health care reforms; general industry conditions including trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; financial instability of international economies and sovereign risk; disruptions due to natural disasters; manufacturing difficulties or delays; complex global supply chains with increasing regulatory requirements; and product efficacy or safety concerns resulting in product recalls or regulatory action.
The Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, including Exhibit 99 thereto, contains a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2014. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Period	Total Number of Shares Purchased	Avg. Price Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2013 through January 26, 2014	909,659	93.64	-	-
January 27, 2014 through February 23, 2014	3,517,646	90.08	-	-
February 24, 2014 through March 30, 2014	4,304,488	92.44	-	-
Total	8,731,793

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 2, 2014	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2014	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)