Form 10-Q
period 2014-06-29
JOHNSON & JOHNSON
filed 2014-08-01
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On July 25, 2014, 2,820,287,326 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,236	20,927
Marketable securities	17,388	8,279
Accounts receivable, trade, less allowances for doubtful accounts $295 (2013, $333)	12,257	11,713
Inventories (Note 2)	8,155	7,878
Deferred taxes on income	4,101	3,607
Prepaid expenses and other	3,982	4,003
Total current assets	60,119	56,407
Property, plant and equipment at cost	36,947	37,133
Less: accumulated depreciation	(20,792)	(20,423)
Property, plant and equipment, net	16,155	16,710
Intangible assets, net (Note 3)	27,122	27,947
Goodwill (Note 3)	21,989	22,798
Deferred taxes on income	3,380	3,872
Other assets	6,435	4,949
Total assets	$135,200	132,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,819	4,852
Accounts payable	6,193	6,266
Accrued liabilities	7,178	7,685
Accrued rebates, returns and promotions	3,972	3,308
Accrued compensation and employee related obligations	2,142	2,794
Accrued taxes on income	1,055	770
Total current liabilities	24,359	25,675
Long-term debt (Note 4)	13,303	13,328
Deferred taxes on income	4,491	3,989
Employee related obligations	7,626	7,784
Other liabilities	7,373	7,854
Total liabilities	57,152	58,630
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(3,007)	(2,860)
Retained earnings	93,745	89,493
Less: common stock held in treasury, at cost (297,264,000 and 299,215,000 shares)	15,810	15,700
Total shareholders’ equity	78,048	74,053
Total liabilities and shareholders' equity	$135,200	132,683
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	June 29, 2014	Percent to Sales	June 30, 2013	Percent to Sales
Sales to customers (Note 9)	$19,495	100.0%	$17,877	100.0%
Cost of products sold	6,039	31.0	5,489	30.7
Gross profit	13,456	69.0	12,388	69.3
Selling, marketing and administrative expenses	5,481	28.1	5,376	30.1
Research and development expense	2,005	10.3	1,946	10.9
In-process research and development	4	0.0	—	—
Interest income	(14)	(0.1)	(17)	(0.1)
Interest expense, net of portion capitalized	128	0.7	118	0.7
Other (income) expense, net	226	1.1	172	0.9
Earnings before provision for taxes on income	5,626	28.9	4,793	26.8
Provision for taxes on income (Note 5)	1,300	6.7	960	5.4
NET EARNINGS	$4,326	22.2%	$3,833	21.4%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.53		$1.36
Diluted	$1.51		$1.33
CASH DIVIDENDS PER SHARE	$0.70		$0.66
AVG. SHARES OUTSTANDING
Basic	2,826.4		2,809.7
Diluted	2,874.2		2,893.0
See Notes to Consolidated Financial Statements

 JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 29, 2014	Percent to Sales	June 30, 2013	Percent to Sales
Sales to customers (Note 9)	$37,610	100.0%	$35,382	100.0%
Cost of products sold	11,494	30.6	11,043	31.2
Gross profit	26,116	69.4	24,339	68.8
Selling, marketing and administrative expenses	10,664	28.3	10,599	30.0
Research and development expense	3,836	10.2	3,730	10.5
In-process research and development	22	0.1	64	0.2
Interest income	(32)	(0.1)	(38)	(0.1)
Interest expense, net of portion capitalized	264	0.7	243	0.7
Other (income) expense, net	312	0.8	687	1.9
Earnings before provision for taxes on income	11,050	29.4	9,054	25.6
Provision for taxes on income (Note 5)	1,997	5.3	1,724	4.9
NET EARNINGS	$9,053	24.1%	$7,330	20.7%

NET EARNINGS PER SHARE (Note 8)
Basic	$3.20		$2.62
Diluted	$3.15		$2.55
CASH DIVIDENDS PER SHARE	$1.36		$1.27
AVG. SHARES OUTSTANDING
Basic	2,826.5		2,799.5
Diluted	2,875.5		2,878.8

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net earnings	$4,326	3,833	9,053	7,330

Other comprehensive income (loss), net of tax
Foreign currency translation	(236)	(116)	(99)	(1,326)

Securities:
Unrealized holding gain (loss) arising during period	14	2	41	179
Reclassifications to earnings	—	(289)	—	(289)
Net change	14	(287)	41	(110)

Employee benefit plans:
Prior service cost amortization during period	(4)	—	(9)	2
Gain (loss) amortization during period	101	131	200	260
Net change	97	131	191	262

Derivatives & hedges:
Unrealized gain (loss) arising during period	(163)	178	(153)	183
Reclassifications to earnings	(74)	(27)	(127)	(9)
Net change	(237)	151	(280)	174

Other comprehensive income (loss)	(362)	(121)	(147)	(1,000)

Comprehensive income	$3,964	3,712	8,906	6,330

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarters were as follows for 2014 and 2013, respectively: Securities: $7 million and $155 million; Employee Benefit Plans: $47 million and $67 million; Derivatives & Hedges: $128 million and $81 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2014 and 2013, respectively: Securities: $22 million and $60 million; Employee Benefit Plans: $93 million and $136 million; Derivatives & Hedges: $151 million and $93 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,053	7,330
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,965	2,026
Stock based compensation	440	423
Venezuela adjustments	63	108
Asset write-downs	172	69
Net gain on sale of assets/businesses	(332)	(55)
Net gain on equity investment transactions	—	(401)
Deferred tax provision	593	92
Accounts receivable allowances	(37)	(29)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(584)	(647)
Increase in inventories	(605)	(547)
Decrease in accounts payable and accrued liabilities	(595)	(715)
Increase in other current and non-current assets	(564)	(382)
(Decrease)/Increase in other current and non-current liabilities	(117)	56

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,452	7,328

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,467)	(1,357)
Proceeds from the disposal of assets/businesses	573	147
Acquisitions, net of cash acquired	—	(174)
Purchases of investments	(17,352)	(8,569)
Sales of investments	8,222	7,997
Other	(94)	(16)

NET CASH USED BY INVESTING ACTIVITIES	(10,118)	(1,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(3,845)	(3,562)
Repurchase of common stock	(1,966)	—
Proceeds from short-term debt	1,668	1,682
Retirement of short-term debt	(1,066)	(1,274)
Proceeds from long-term debt	13	6
Retirement of long-term debt	(1,777)	(1,504)
Proceeds from the exercise of stock options/excess tax benefits	1,048	1,842
Other	—	56

NET CASH USED BY FINANCING ACTIVITIES	(5,925)	(2,754)

Effect of exchange rate changes on cash and cash equivalents	(100)	(206)
(Decrease)/Increase in cash and cash equivalents	(6,691)	2,396
Cash and Cash equivalents, beginning of period	20,927	14,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,236	17,307

Acquisitions
Fair value of assets acquired	$—	192
Fair value of liabilities assumed and noncontrolling interests	—	(18)
Net fair value of acquisitions	—	174
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

During the fiscal second quarter of 2014, the FASB issued amended guidance on the use and presentation of discontinued operations in an entity’s financial statements. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  Examples of a strategic shift could include, but not be limited to: disposal of major geographic segments, a major line of business or other major business component of an entity. The new guidance also expands the required disclosures for entities that have assets held for sale but do not meet the new definition of discontinued operations. This amendment includes early adoption provisions allowing the Company to implement this update immediately for the first quarter of 2014. The Company elected to adopt this standard for the first quarter of 2014. The balances and updated disclosures required by the amended guidance are included in Note 10 in the Notes to the Consolidated Financial Statements.

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-09: Revenue from Contracts with Customers. This standard replaces substantially all current revenue recognition accounting guidance. This update is required to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2016. Early adoption of this standard is not permitted.  The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

During the fiscal second quarter of 2014, the FASB issued amended guidance Accounting Standards Update No. 2014-10: Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entity Guidance in Topic 810, Consolidation.  The change in the current guidance will require the Company to determine if it should consolidate one of these entities based on the change in the consolidation analysis.  This update to the consolidation analysis will become effective for all annual periods and interim reporting periods beginning after December 15, 2015.  The adoption of this standard is not expected to have a material impact on the presentation of the Company's results of operations, cash flows or financial position.

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-12: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. Current accounting guidance does not explicitly address how to account for these types of award. The new standard provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions. The accounting for share-based awards with performance conditions is already specified in current accounting guidance. This update is required to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2015. Early adoption of this standard is permitted and the Company has elected to adopt this standard for the second quarter of 2014. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position.

Reclassification
Certain prior period amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	June 29, 2014	December 29, 2013
Raw materials and supplies	$1,251	1,224
Goods in process	2,136	2,612
Finished goods	4,768	4,042
Total inventories	$8,155	7,878

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2013. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	June 29, 2014	December 29, 2013
Intangible assets with definite lives:
Patents and trademarks — gross	$9,162	9,164
Less accumulated amortization	4,545	4,146
Patents and trademarks — net	4,617	5,018
Customer relationships and other intangibles — gross	18,827	19,027
Less accumulated amortization	5,046	4,872
Customer relationships and other intangibles — net	13,781	14,155
Intangible assets with indefinite lives:
Trademarks	7,607	7,619
Purchased in-process research and development	1,117	1,155
Total intangible assets with indefinite lives	8,724	8,774
Total intangible assets — net	$27,122	27,947

Goodwill as of June 29, 2014 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag		Total
Goodwill, net at December 29, 2013	$8,531	2,068	12,199		22,798
Acquisitions	—	—	—		—
Currency translation/Other	(207)	(9)	(593)	(1)	(809)
Goodwill, net as of June 29, 2014	$8,324	2,059	11,606		21,989
(1)Includes $599 million classified as held for sale, a component of other assets on the Consolidated Balance Sheet, related to the divestiture of Ortho-Clinical Diagnostics which was pending as of June 29, 2014.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets was $698 million and $653 million for the first fiscal six months ended June 29, 2014 and June 30, 2013, respectively. The estimated amortization expense for the five succeeding years approximates $1,350 million, before tax, per year. Amortization expense is included in cost of products sold. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an "A" (or equivalent) credit rating. As of June 29, 2014, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $31.1 billion, $2.4 billion and $1.0 billion, respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains and losses associated with interest rate swaps are recorded to interest expense in the period in which they occurred. Gains and losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in Other (income) expense, net for forward foreign exchange contracts and cross currency interest rate swaps. For interest rate swaps designated as fair value hedges, hedge ineffectiveness, if any, is included in current period earnings within interest expense. For the current reporting period, hedge ineffectiveness associated with interest rate swaps are not material.

As of June 29, 2014, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $35 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal second quarters in 2014 and 2013:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Second Quarters Ended
Cash Flow Hedges By Income Statement Caption	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Sales to customers(3)	$4	34	21	10	1	—
Cost of products sold(3)	(167)	173	84	38	(2)	6
Research and development expense(3)	(10)	(17)	(18)	(14)	—	—
Interest (income)/Interest expense, net(4)	(2)	18	(1)	(2)	—	—
Other (income) expense, net(3)	12	(30)	(12)	(5)	1	(1)
Total	$(163)	178	74	27	—	5

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the first fiscal six months in 2014 and 2013:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Six Months Ended
Cash Flow Hedges By Income Statement Caption	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Sales to customers(3)	$(30)	(3)	8	7	1	—
Cost of products sold(3)	(150)	178	159	21	(2)	4
Research and development expense(3)	3	(7)	(13)	(17)	(1)	(3)
Interest (income)/Interest expense, net(4)	10	8	(6)	(4)	—	—
Other (income) expense, net(3)	14	7	(21)	2	—	(1)
Total	$(153)	183	127	9	(2)	—

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal second quarters ended June 29, 2014 and June 30, 2013, a loss of $55 million and a gain of $94 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal six months ended June 29, 2014 and June 30, 2013, a loss of $46 million and a gain of $50 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 29, 2014 and December 29, 2013 were as follows:

	June 29, 2014				December 29, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets
Forward foreign exchange contracts	$—	196	—	196	537
Interest rate contracts(2)	—	208	—	208	169
Total	—	404	—	404	706
Liabilities:
Forward foreign exchange contracts	—	266	—	266	133
Interest rate contracts(3)(4)	—	10	—	10	26
Total	—	276	—	276	159
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	23	—	23	25
Liabilities:
Forward foreign exchange contracts	—	26	—	26	29
Other Investments(5)	$443	—	—	443	333

(1)	As of December 29, 2013, these assets and liabilities are classified as Level 2 with the exception of Other investments of $333 million, which are classified as Level 1.

(2)	Includes $207 million and $169 million of non-current assets for June 29, 2014 and December 29, 2013, respectively.

(3)	Includes $8 million and $19 million of non-current liabilities for June 29, 2014 and December 29, 2013, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:

The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of June 29, 2014:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$2,309	2,309
Government securities and obligations	20,736	20,738
Reverse repurchase agreements	4,793	4,793
Corporate debt securities	1,657	1,657
Money market funds	1,467	1,467
Time deposits	662	662
Total cash, cash equivalents and current marketable securities	$31,624	31,626

Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities.

The estimated fair value was the same as the amortized cost as of December 29, 2013.

Financial Liabilities

Current Debt	$3,819	3,819
Non-Current Debt
2.15% Notes due 2016	898	926
3 month LIBOR+0.07% FRN due 2016	800	800
0.70% Notes due 2016	399	401
5.55% Debentures due 2017	1,000	1,137
5.15% Debentures due 2018	898	1,019
1.65% Notes due 2018	599	613
4.75% Notes due 2019 (1B Euro 1.3595)	1,354	1,621
3% Zero Coupon Convertible Subordinated Debentures due in 2020	168	289
2.95% Debentures due 2020	542	572
3.55% Notes due 2021	446	481
6.73% Debentures due 2023	250	326
3.375% Notes due 2023	550	576
5.50% Notes due 2024 (500 GBP 1.7014)	846	1,017
6.95% Notes due 2029	296	422
4.95% Debentures due 2033	500	580
4.375% Notes due 2033	646	700
5.95% Notes due 2037	995	1,295
5.85% Debentures due 2038	700	906
4.50% Debentures due 2040	539	595
4.85% Notes due 2041	298	336
4.50% Notes due 2043	499	536
Other	80	80
Total Non-Current Debt	$13,303	15,228

The weighted average effective interest rate on non-current debt is 4.42%.

The excess of the fair value over the carrying value of debt was $1.4 billion at December 29, 2013.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the first fiscal six months of 2014 and 2013 were 18.1% and 19.0%, respectively. The lower effective tax rate in 2014 as compared to 2013 was primarily due to a tax benefit of $398 million associated with the Conor Medsystems divestiture. The tax rate was also reduced as the Company adjusted its unrecognized tax benefits as a result of (i) the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code (see Note 11 to the Consolidated Financial Statements for additional information), and (ii) a settlement of substantially all issues related to the Company's U.S. Internal Revenue Service audit of tax years 2006 - 2009. These benefits were offset by additional U.S. tax expense related to a planned increase in dividends from current year foreign earnings as compared to the prior year. Additionally, the 2014 tax rate was adversely impacted by the expiration, at year end 2013, of the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporate (CFC) look-through provision as compared to 2013. The 2013 fiscal six months tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, because those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.

As of June 29, 2014, the Company had approximately $2.2 billion of liabilities from unrecognized tax benefits, which reflects the adjustments described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2014 and 2013 include the following components:

	Fiscal Second Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$200	205	53	50
Interest cost	256	227	49	38
Expected return on plan assets	(407)	(361)	(1)	(2)
Amortization of prior service cost/(credit)	2	(1)	(8)	—
Recognized actuarial losses	118	172	34	27
Net periodic benefit cost	$169	242	127	113

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal six months of 2014 and 2013 include the following components:

	Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$397	411	106	98
Interest cost	513	455	99	75
Expected return on plan assets	(809)	(724)	(3)	(3)
Amortization of prior service cost/(credit)	3	3	(17)	(1)
Recognized actuarial losses	231	340	68	55
Net periodic benefit cost	$335	485	253	224

Company Contributions

For the first fiscal six months ended June 29, 2014, the Company contributed $22 million and $18 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 29, 2013	$(202)	106	(3,009)	245	(2,860)
Net change	(99)	41	191	(280)	(147)
June 29, 2014	$(301)	147	(2,818)	(35)	(3,007)

Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation is not adjusted for income taxes where it relates to permanent investments in international subsidiaries. For additional details on comprehensive income see the Consolidated Statements of Comprehensive Income.

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 29, 2014 and June 30, 2013:

	Fiscal Second Quarters Ended
(Shares in Millions)	June 29, 2014	June 30, 2013
Basic net earnings per share	$1.53	1.36
Average shares outstanding — basic	2,826.4	2,809.7
Potential shares exercisable under stock option plans	154.8	162.5
Less: shares which could be repurchased under treasury stock method	(109.8)	(115.2)
Convertible debt shares	2.8	3.5
Accelerated share repurchase program	—	32.5
Average shares outstanding — diluted	2,874.2	2,893.0
Diluted earnings per share	$1.51	1.33

The diluted earnings per share calculation for both the fiscal second quarters ended June 29, 2014 and June 30, 2013 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal second quarter ended June 30, 2013 included the dilutive effect of 32.5 million shares related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc.

The diluted earnings per share calculation for both the fiscal second quarters ended June 29, 2014 and June 30, 2013 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended June 29, 2014 and June 30, 2013:

	Fiscal Six Months Ended
(Shares in Millions)	June 29, 2014	June 30, 2013
Basic net earnings per share	$3.20	2.62
Average shares outstanding — basic	2,826.5	2,799.5
Potential shares exercisable under stock option plans	155.2	163.0
Less: shares which could be repurchased under treasury stock method	(109.0)	(119.7)
Convertible debt shares	2.8	3.5
Accelerated share repurchase program	—	32.5
Average shares outstanding — diluted	2,875.5	2,878.8
Diluted earnings per share	$3.15	2.55

The diluted earnings per share calculation for both the fiscal six months ended June 29, 2014 and June 30, 2013 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal six months ended June 30, 2013 included the dilutive effect of 32.5 million shares related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc.

The diluted net earnings per share calculation for the fiscal six months ended June 29, 2014 excluded 9 thousand shares related to stock options, as the exercise price of these options was greater than the average market value, which would result in an anti-dilutive effect on diluted earnings per share. Diluted earnings per share for the fiscal six months ended June 30, 2013 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change

Consumer
United States	$1,320	1,326	(0.5)%
International	2,424	2,332	3.9
Total	3,744	3,658	2.4
Pharmaceutical
United States	4,613	3,377	36.6
International	3,896	3,648	6.8
Total	8,509	7,025	21.1
Medical Devices & Diagnostics
United States	3,199	3,243	(1.4)
International	4,043	3,951	2.3
Total	7,242	7,194	0.7
Worldwide
United States	9,132	7,946	14.9
International	10,363	9,931	4.4
Total	$19,495	17,877	9.1%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change

Consumer
United States	$2,629	2,674	(1.7)%
International	4,672	4,659	0.3
Total	7,301	7,333	(0.4)
Pharmaceutical
United States	8,353	6,848	22.0
International	7,654	6,945	10.2
Total	16,007	13,793	16.1
Medical Devices & Diagnostics
United States	6,354	6,449	(1.5)
International	7,948	7,807	1.8
Total	14,302	14,256	0.3
Worldwide
United States	17,336	15,971	8.5
International	20,274	19,411	4.4
Total	$37,610	35,382	6.3%

SEGMENT PRE-TAX PROFIT

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change
Consumer(1)	$703	511	37.6%
Pharmaceutical (2)	3,469	2,992	15.9
Medical Devices & Diagnostics(3)	1,703	1,517	12.3
Segments operating profit	5,875	5,020	17.0
Less: Expense not allocated to segments(4)	249	227
Worldwide income before taxes	$5,626	4,793	17.4%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change
Consumer (1)	$1,181	1,058	11.6%
Pharmaceutical (2)	6,674	5,409	23.4
Medical Devices & Diagnostics (3)	3,670	3,035	20.9
Segments operating profit	11,525	9,502	21.3
Less: Expense not allocated to segments (4)	475	448
Worldwide income before taxes	$11,050	9,054	22.0%
(1) Includes a gain of $332 million from the divestiture of the K-Y® brand recorded in the fiscal second quarter and first fiscal six months of 2014. Includes a gain on the sale of intangible and other assets of $55 million recorded in the first fiscal six months of 2013.
(2) Includes litigation expense of $178 million recorded in the first fiscal six months of 2013 and a net gain of $420 million on equity investment transactions, primarily the sale of Elan American Depositary Shares, in the fiscal second quarter and first fiscal six months of 2013.
(3) Includes Synthes integration/transaction costs of $144 million, litigation expense of $276 million and an in-process research and development charge of $4 million recorded in the fiscal second quarter of 2014. Includes Synthes integration/transaction costs of $122 million, litigation expense of $375 million and $69 million for costs associated with the ASRTM Hip program recorded in the fiscal second quarter of 2013.
Includes Synthes integration/transaction costs of $262 million, litigation expense of $276 million and an in-process research and development charge of $22 million recorded in the first fiscal six months of 2014. Includes Synthes integration/transaction costs of $380 million, litigation expense of $720 million, an in-process research and development charge of $64 million and $82 million for costs associated with the ASRTM Hip program recorded in the first fiscal six months of 2013.
(4) Amounts not allocated to segments include interest income/expense, noncontrolling interests and general corporate income/expense. The first fiscal six months of 2013 includes litigation expense of $6 million.
SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change
United States	$9,132	7,946	14.9%
Europe	5,056	4,672	8.2
Western Hemisphere, excluding U.S.	1,863	1,905	(2.2)
Asia-Pacific, Africa	3,444	3,354	2.7
Total	$19,495	17,877	9.1%

	Fiscal Six Months Ended
(Dollars in Millions)	June 29, 2014	June 30, 2013	Percent Change
United States	$17,336	15,971	8.5%
Europe	9,941	9,153	8.6
Western Hemisphere, excluding U.S.	3,558	3,688	(3.5)
Asia-Pacific, Africa	6,775	6,570	3.1
Total	$37,610	35,382	6.3%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
Subsequent to the quarter, on June 30, 2014, the Company completed the divestiture of its Ortho-Clinical Diagnostics business to The Carlyle Group, for approximately $4.0 billion. The Company expects to record an after-tax gain of approximately $1.0 billion in the fiscal third quarter of 2014.
Ortho-Clinical Diagnostics' results are included in the Company's Medical Devices and Diagnostics segment pre-tax profit.
As of June 29, 2014, the total assets classified as held for sale related to Ortho-Clinical Diagnostics were:

(Dollars in Millions)
Accounts Receivable, trade	$76
Inventory	361
Prepaid expenses and other current assets	72
Current assets held for sale(1)	509

Property, plant and equipment, net	647
Goodwill	599
Other non-current assets	69
Non-Current assets held for sale(2)	$1,315

(1) Component of prepaid expenses and other on the Consolidated Balance Sheet
(2) Component of other assets on the Consolidated Balance Sheet
The Consolidated Balance Sheet also includes $104 million of current liabilities classified as held for sale as a component of accounts payable and accrued liabilities, and $38 million of non-current liabilities classified as held for sale as a component of other liabilities.
During the fiscal second quarter of 2014, McNEIL-PPC, Inc., a subsidiary of Johnson & Johnson, completed the divestiture of the K-Y® brand to Reckitt Benckiser Group PLC in the U.S. and certain other markets.  The gain on the divestiture in the countries that have closed was $332 million and was recognized in Other (income) expense, net.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 29, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions.

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

The most significant of these cases include the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, and RISPERDAL®. As of June 29, 2014, in the U.S. there were approximately 12,700 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 6,600 with respect to the PINNACLE® Acetabular Cup System, 33,000 with respect to pelvic meshes, and 670 with respect to RISPERDAL®.

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

Claims for personal injury have also been made against DePuy and Johnson & Johnson relating to DePuy's PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. The Company has established an accrual to cover defense costs in connection with product liability litigation associated with DePuy's PINNACLE® Acetabular Cup System. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, class actions and individual personal injury cases or claims have been commenced in Australia, Belgium, Canada, England, Israel, Italy, the Netherlands, Scotland and Venezuela, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established an accrual with respect to product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Most of the cases have been filed in the Philadelphia County Court of Common Pleas.

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

Medical Devices and Diagnostics

In January 2010, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation (now Covidien plc) filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of EES's HARMONIC® Scalpel infringed three Tyco patents. The case was tried in July 2012, and in March 2013, the Court ruled that EES's HARMONIC® Scalpel infringed Tyco's patents and ordered EES to pay damages of approximately $176 million, but declined to order injunctive relief. EES has appealed the decision to the United States Court of Appeals for the Federal Circuit. The Company believes EES has strong arguments supporting its appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case. In July 2014, Covidien filed another patent infringement lawsuit against EES in the United States District Court for the District of Connecticut seeking damages and a preliminary injunction, alleging that several features of EES's newest version of its harmonic scalpel, the HARMONIC ACE® + 7 Scalpel, infringed the three Tyco patents asserted in the previous case.

In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, alleging LifeScan's OneTouch® Line of Blood Glucose Monitoring Systems infringe two patents related to the use of microelectrode sensors. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. The Court entered judgment against Roche in July 2010 and Roche appealed. The Court of Appeals reversed the District Court's ruling on claim construction and remanded the case to the District Court for new findings on the issue. The issue was argued in September 2012 and the parties are awaiting a ruling. Roche is seeking monetary damages and injunctive relief.

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringes the '327 patent. Rembrandt appealed, and in August 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt asked the District Court to grant it a new trial based on alleged new evidence, and in July 2014, the District Court denied Rembrandt’s motion. Rembrandt may appeal.

In December 2009, the State of Israel filed a lawsuit in the District Court in Tel Aviv Jaffa against Omrix Biopharmaceuticals, Inc. and various affiliates (Omrix). In the lawsuit, the State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology that the employee developed while he was a government employee. The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalties on QUIXIL™ and EVICEL® products, or alternatively, transfer of the patents to the State. The parties are awaiting a mediation date.

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, Instacare Corp and Conductive Technologies (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters.  Shasta has alleged that the three LifeScan patents-in-suit are invalid. Shasta also challenged the validity of the asserted patents in the U.S. Patent and Trademark Office (USPTO) and the patent infringement case has been stayed pending the outcome of the validity proceedings. The validity of two of the patents was confirmed by the USPTO and a decision regarding the validity of the third patent is pending. In April 2013, Shasta brought counterclaims for alleged antitrust violations and false advertising and those claims have been stayed pending resolution of the patent infringement case. In May 2014, LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina alleging that the making and marketing of Unistrip’s strips infringe the same patents asserted against Shasta above. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan's strips.

In November 2011, Howmedica Osteonics Corp. (Howmedica) and Stryker Ireland Ltd. (Stryker) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. (DePuy) in the United States District Court for the District of New Jersey alleging infringement by DePuy's PINNACLE® Acetabular Cup System and DURALOC® Acetabular Cup System of a patent relating to a dual-locking mechanism feature in an acetabular cup system. Howmedica and Stryker sought monetary damages and injunctive relief. DePuy filed a counterclaim in February 2012 asserting that Stryker's Trident Acetabular Hip System infringes DePuy's U.S. Patent No. 6,610,097. DePuy sought damages and injunctive relief. In June 2014, the case was settled and dismissed.

In May 2012, Medtronic MiniMed, Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, Medtronic MiniMed) filed a patent infringement lawsuit against Animas Corporation (Animas) in the United States District Court for the Central District of California alleging that Animas's OneTouch® Ping® Glucose Management System and the IR 1250, IR 2020 and IR 2000 insulin pumps infringe nine of their patents. Medtronic MiniMed since withdrew two of the patents from the lawsuit and is seeking monetary damages and injunctive relief with respect to the remaining patents. In July 2014, Animas entered into a confidential settlement of this lawsuit.

In September 2012, Bonutti Skeletal Innovations LLC (Bonutti), a non-practicing entity, filed a patent infringement lawsuit against DePuy Mitek, LLC, The DePuy Institute, LLC, DePuy, Inc. (now DePuy Synthes, Inc.) and DePuy Orthopaedics, Inc. (collectively, DePuy) in the United States District Court for the District of Massachusetts, alleging that DePuy’s manufacture, sale and/or method of using the SIGMA® Family of Partial and Total Knee Systems and the LCS® COMPLETE™ Knee System willfully infringe three of Bonutti’s patents. Bonutti also alleges that the method of using certain of DePuy’s suture anchors willfully infringe four of Bonutti’s other patents. Discovery is underway.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that all of Cordis's sales of the CYPHER® and CYPHER SELECT™ Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents.  Medinol is seeking damages and attorney's fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims. Medinol did not appeal the decision.

In January 2014, Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare S.A. (collectively, Baxter) filed a lawsuit against Johnson & Johnson, Ethicon, Inc. (Ethicon), Ferrosan Medical Devices A/S and Packaging Coordinators Inc. in the United States District Court for the Northern District of Illinois, alleging that the manufacture, importation, sale and/or use of Ethicon’s SURGIFLO® Hemostatic Matrix family of products infringes six of Baxter’s patents. Baxter is seeking monetary damages and injunctive relief. In February 2014, Baxter also filed a complaint before the United States International Trade Commission (USITC) against the same defendants alleging that the importation into the United States of Ethicon’s SURGIFLO® Hemostatic Matrix Family of Products violates Section 337 of the Tariff Act of 1930 due to the alleged patent infringement, and is seeking an exclusion order to enjoin the importation into the United States of such products. The District Court case has been stayed pending the outcome of the USITC case. The USITC case is set for trial in January 2015.

In June 2014, My Health, Inc. (My Health) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the Eastern District of Texas, alleging LifeScan's OneTouch® Verio®IQ Blood Glucose Monitoring System infringes My Health's patent related to a method for monitoring and treating patients.

Pharmaceutical

In May 2009, Abbott Biotechnology Ltd. (Abbott) filed a patent infringement lawsuit against Centocor, Inc. (Centocor) (now Janssen Biotech, Inc. (JBI)) in the United States District Court for the District of Massachusetts alleging that SIMPONI® infringes Abbott's U.S. Patent Nos. 7,223,394 and 7,541,031 (the Salfeld patents). Abbott is seeking monetary damages and injunctive relief. Trial is set for January 2015.

In August 2009, Abbott GmbH & Co. (Abbott GmbH) and Abbott Bioresearch Center (collectively now referred to as, AbbVie) filed a patent infringement lawsuit against Centocor (now JBI) in the United States District Court for the District of Massachusetts alleging that STELARA® infringes two United States patents assigned to Abbott GmbH. JBI filed a complaint in the United States District Court for the District of Columbia for a declaratory judgment of non-infringement and invalidity of the Abbott GmbH patents, as well as a Complaint for Review of a Patent Interference Decision that granted priority of invention on one of the two asserted patents to Abbott GmbH. The cases were transferred from the District of Columbia to the District of Massachusetts. Trial was held in September 2012 and a jury returned a verdict in favor of JBI, invalidating AbbVie's patent claims. In March 2013, the Court denied AbbVie's post-trial motions challenging the outcome and granted JBI's motion on the appeal of the interference decision. AbbVie appealed, and in July 2014, the Court of Appeals for the Federal Circuit affirmed the lower court's ruling.

Also in August 2009, Abbott GmbH and Abbott Laboratories Limited (collectively now referred to as, AbbVie) brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH's Canadian patent. A trial was held in December 2013 in the Canadian case. In January 2014, the Court ruled in favor of AbbVie, finding that the asserted claims were valid and infringed by STELARA®. JBI appealed that decision. In May 2014, AbbVie's motion for an injunction was granted in part, and JBI has also appealed that decision. The Company believes JBI has strong arguments supporting its appeals. In addition to the U.S. and Canadian litigations, in August 2012, AbbVie filed patent infringement lawsuits related to STELARA® in the Netherlands, Switzerland and Germany. In each of these cases, briefing has been commenced or recently completed and hearings on the merits will take place later this year or early in 2015. In each of the above cases, AbbVie is seeking monetary damages and injunctive relief.

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

In August 2012, Dr. James M. Swanson filed a lawsuit against ALZA Corporation (ALZA) in the Northern District of California seeking to be added as an inventor on three ALZA-owned patents relating to CONCERTA®. Alternatively, Dr. Swanson has alleged, among other things, that the patents-in-suit are invalid and/or unenforceable as a result of ALZA's alleged omission of Dr. Swanson as a named inventor on the patents. The lawsuit also includes claims of fraud, breach of fiduciary duty and unfair competition. Dr. Swanson is seeking damages and an award of unjust enrichment. ALZA filed a motion to dismiss Dr. Swanson's claims, as well as counterclaims for breach of contract and negligent misrepresentation. The Court granted the motion in part, and denied it in part. Discovery in the case is ongoing. ALZA filed a motion for summary judgment on the issue of inventorship, which is scheduled for hearing in October 2014.

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

REMICADE® Related Cases

In March 2013, Hospira Healthcare Corporation (Hospira) filed an impeachment proceeding against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to Janssen Biotech, Inc. (JBI). In October 2013, Kennedy, along with JBI, Janssen Inc. and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion Healthcare Co., Ltd., Celltrion Inc. (together, Celltrion) and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. Discovery in the patent action is ongoing.

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its biosimilar version of REMICADE® in Canada, regardless of the pending patent action. In June 2014, Hospira received approval for its SEB to REMICADE®. In July 2014, Janssen Inc. (Janssen) filed a lawsuit to compel the Canadian Minister of Health to withdraw the Notice of Compliance for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. If the Notice of Compliance is withdrawn, Hospira would have to serve a Notice of Allegation and Janssen could commence an application to prohibit issuance of the Notice of Compliance until expiry of the relevant patent.

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

In March 2014, Celltrion filed a declaratory judgment lawsuit against JBI in the United States District Court for the District of Massachusetts seeking to invalidate the '471 patent and two other U.S. patents that relate to REMICADE® and are co-owned by JBI and NYU, and exclusively licensed to JBI (collectively, the Le patents). Also in March 2014, Celltrion filed a lawsuit in the United States District Court for the Southern District of New York against Kennedy seeking to invalidate three patents owned by Kennedy (the Feldman patents). The Feldman patents are licensed to JBI and also relate to REMICADE®. Celltrion alleges that it will be seeking FDA approval to make and sell its own biosimilar version of REMICADE®. JBI has moved to dismiss the case for lack of jurisdiction.

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

Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)

The following summarizes lawsuits pending against generic companies that have filed Abbreviated New Drug Applications (ANDAs) with the FDA, or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement, invalidity and unenforceability of the applicable patents. In the event the subsidiaries are not successful in these actions, or the statutory 30-month stays of the ANDAs expire before the United States District Court rulings are obtained, the third-party companies involved will have the ability, upon approval of the FDA, to introduce generic versions of the products at issue, resulting in substantial market share and revenue losses for those products.

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

In September 2011, the Court consolidated the above lawsuits. The approved New Drug Application for PREZISTA® was transferred from Tibotec, Inc. to Janssen Products, LP in December 2011. In 2012 and 2013, Janssen Products, LP and Janssen R&D Ireland (collectively, Janssen) added several patents that they own or exclusively license from G.D. Searle to the consolidated action against Mylan and Lupin.

In March 2013, Janssen filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,126,015 and 7,595,408. Discovery in this case is ongoing.

In May 2013, Lupin notified Janssen that it filed an ANDA seeking approval to market a new dosage strength of its generic version of PREZISTA®.  In response, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that Lupin's new dosage strength would infringe the same patents that Janssen is asserting against Lupin in the original action. In March 2014, Janssen filed a patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey, alleging infringement of United States Patent No 8,518,987. Discovery in these cases is ongoing.

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

In July 2014, Janssen filed a patent infringement lawsuit against Mylan in the United States District Court for the District of New Jersey, alleging infringement of United States Patent No. 8,153,829.

Also in July 2014, Janssen Inc. and Janssen R&D Ireland filed a Notice of Application against Mylan Pharmaceuticals ULC in response to its Notice of Allegation seeking approval to market a generic version of PREZISTA® in Canada before the expiration of Canadian Patent No. 2,485,834.

In each of the above lawsuits, Tibotec and Janssen sought or are seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In June 2013, ALZA Corporation (ALZA) and Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against Par Pharmaceuticals, Inc. (Par), Osmotica Kereskedelmies Szolgaltato Kft (Osmotica), and Norwich Pharmaceuticals, Inc. (Norwich) in response to those parties' ANDAs seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). In addition, in September 2013, Par and Osmotica filed counterclaims against ALZA and JPI seeking declarations of invalidity and noninfringement of the patent-in-suit, and Norwich filed a motion to dismiss. Norwich was dismissed from the case in October 2013 based on its agreement to be bound by the outcome of the case with Osmotica. In March 2014, ALZA and JPI amended its complaint against Par and Osmotic to assert infringement of newly issued United States Patent No. 8,629,179 (the ‘179 patent). In June 2014, ALZA, JPI and Osmotica entered into a confidential settlement of the action.

In May 2014, ALZA and JPI filed a patent infringement lawsuit in the United States District Court for the District of West Virginia against Mylan Inc. and Mylan Pharmaceuticals, Inc. (Mylan) in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of the ‘798 patent.

In June 2014, ALZA and JPI filed a patent infringement lawsuit in the District of Delaware against Sandoz, Inc. in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of the ‘798 and’179 patents.

In each of the above lawsuits, ALZA and/or JPI are seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the '798 and/or ‘179 patents.

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

In October 2013, JPI received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 patents.  In response to those notices, JPI filed an additional complaint in the United States District Court for the District of New Jersey against Roxane and Sandoz asserting the '364 patent against Sandoz and the '364 and '593 patents against Roxane. In April 2014, JPI and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on Sandoz’s agreement not to enter the market prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, JPI filed a complaint asserting the '364 and '593 patents against Roxane.

In July 2014, in response to a Paragraph IV Notice from Watson Laboratories, Inc. (Watson) with respect to the NUCYNTA® oral solution product and the '364 and '593 patents, JPI filed a lawsuit in the United States District Court for the District of New Jersey asserting the '364 and '593 patents against Watson.

In each of the above lawsuits, JPI is seeking an Order enjoining the defendants from marketing their generic versions of NUCYNTA® ER and NUCYNTA® before the expiration of the asserted patents.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain subsidiaries of Johnson & Johnson have been settled, including the case in Alaska, which settled in April 2014, and a few state cases are still pending. The AWP case filed by the Attorney General of Illinois is set for trial in September 2014. In addition, an AWP case against the J&J AWP Defendants brought by the Attorney General of the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants appealed the Commonwealth Court's UTPL ruling, and in June 2014, the Pennsylvania Supreme Court vacated the judgment entered by the Commonwealth Court and remanded the case for further proceedings. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

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

In 2004, the Attorney General of West Virginia commenced a lawsuit against Janssen Pharmaceutica, Inc. (now JPI) based on claims of alleged consumer fraud as to DURAGESIC®, as well as RISPERDAL®. JPI was found liable and damages were assessed at $4.5 million. JPI filed an appeal, and in November 2010, the West Virginia Supreme Court of Appeals reversed the trial court's decision. In December 2010, the Attorney General of West Virginia dismissed the case as it related to RISPERDAL® without any payment. Thereafter, JPI settled the case insofar as it related to DURAGESIC®.

In 2004, the Attorney General of Louisiana filed a multi-count Complaint against Janssen Pharmaceutica, Inc. (now JPI). Johnson & Johnson was later added as a defendant. The case was tried in October 2010. The issue tried to the jury was whether Johnson & Johnson or JPI had violated the State's Medical Assistance Program Integrity Law (the Act) through misrepresentations allegedly made in the mailing of a November 2003 Dear Health Care Professional letter regarding RISPERDAL®. The jury returned a verdict that JPI and Johnson & Johnson had violated the Act and awarded $257.7 million in damages. The trial judge subsequently awarded the Attorney General counsel fees and expenses in the amount of $73 million. In January 2014, the Louisiana Supreme Court reversed the district court’s judgment in favor of the Attorney General, and rendered judgment in favor of Johnson & Johnson and JPI. In April 2014, the Louisiana Supreme Court denied the Attorney General's petition seeking a rehearing of the appellate arguments.

In 2007, the Office of General Counsel of the Commonwealth of Pennsylvania filed a lawsuit against Janssen Pharmaceutica, Inc. (now JPI) on a multi-Count Complaint related to Janssen Pharmaceutica's sale of RISPERDAL® to the Commonwealth's Medicaid program. The trial occurred in June 2010. The trial judge dismissed the case after the close of the plaintiff's evidence.

The Commonwealth filed an appeal and in July 2012, the Pennsylvania Appeals Court upheld the dismissal of the Commonwealth's case.

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen Pharmaceutica, Inc. (now JPI) on several counts. In March 2011, the matter was tried to a jury on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practices Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million against JPI. JPI has appealed this judgment and the Company believes it has strong arguments supporting the appeal. Oral argument on the appeal took place before the South Carolina Supreme Court in March 2013, and the parties are awaiting a decision.

In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. In January 2013, the trial court awarded attorney fees of approximately $181 million. JPI and Johnson & Johnson appealed both awards to the Arkansas Supreme Court, and in March 2014, the Arkansas Supreme Court dismissed the State’s claim under the Arkansas Medicaid Fraud False Claims Act, as well as the approximately $1.2 billion in penalties, and reversed and remanded a claim under the Arkansas Deceptive Trade Practices Act. In April 2014, the Arkansas Supreme Court rejected a petition by the State for rehearing on the case. Trial of the remaining issues is expected to occur sometime in 2015.

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

The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this multi-state coalition, it is possible that individual State Attorneys General Offices may file civil monetary claims against the Companies. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice.  In December 2012, Oregon filed a Notice of Appeal in the Court of Appeals of the State of Oregon. Oral argument took place in July 2014 and the parties are awaiting a decision.

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

In May 2012, Acclarent, Inc. (Acclarent) received a subpoena from the United States Attorney's Office for the District of Massachusetts requesting documents broadly relating to the sales, marketing and alleged off-label promotion by Acclarent of RELIEVA STRATUS® MicroFlow Spacer products. The investigation is continuing and Acclarent is cooperating with the United States Attorney's Office in responding to the subpoena.

In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc. (DePuy Synthes)), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice for the production of materials relating to the ASR™ XL Hip device.  The government has since made additional informal requests for the production of documents as to the device. The government is investigating whether any person or entity submitted or caused to be submitted false claims or false statements affecting federal health care programs in connection with the marketing and use of the ASR™ XL Hip device.  DePuy Orthopaedics, Inc., DePuy Synthes, and Johnson & Johnson Services, Inc. have voluntarily produced documents in response to the government's informal requests and are fully cooperating with the government's civil investigation. In addition, a group of state Attorneys General has issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.’s hip products. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation.  The settlement involved a total payment of $4 million to the State of Oregon.

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

In December 2012, Therakos, Inc. (Therakos), formerly a subsidiary of Johnson & Johnson and part of the Ortho-Clinical Diagnostics, Inc. (OCD) franchise, received a letter from the civil division of the United States Attorney's Office for the Eastern District of Pennsylvania informing Therakos that the United States Attorney's Office was investigating the sales and marketing of Uvadex® (methoxsalen) and the Uvar Xts® System during the period 2000 to the present. The United States Attorney's Office requested that OCD and Johnson & Johnson preserve documents that could relate to the investigation. Therakos was subsequently acquired by an affiliate of Gores Capital Partners III, L.P. in January 2013. OCD and Johnson & Johnson retain certain liabilities that may result from the investigation for activity that occurred prior to the sale of Therakos. In March 2014, the United States Attorney’s Office requested that Johnson & Johnson produce certain documents, and Johnson & Johnson is cooperating with the request. Following the divestiture of OCD, Johnson & Johnson retains OCD’s portion of any liability that may result from the investigation for activity that occurred prior to the sale of Therakos.

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

GENERAL LITIGATION

In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD)  had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. In August 2012, the District Court granted a motion filed by Plaintiffs for class certification. In October 2012, the United States Court of Appeals for the Third Circuit granted OCD's petition for interlocutory review of the class certification ruling. Oral argument on the appeal was held in February 2014 and the parties are awaiting a decision. Following the divestiture of OCD, Johnson & Johnson retains any liability that may result from these cases.

In September 2010, a shareholder, Ronald Monk, filed a lawsuit in the United States District Court for the District of New Jersey seeking class certification and alleging that Johnson & Johnson and certain individuals, including executive officers and employees of Johnson & Johnson, failed to disclose that a number of manufacturing facilities failed to maintain current good manufacturing practices, and that as a result, the price of the Company's stock declined significantly. Plaintiff sought to pursue remedies under the Securities Exchange Act of 1934 to recover his alleged economic losses. In December 2011, a motion by Johnson & Johnson to dismiss was granted in part and denied in part. Plaintiff moved the Court to reconsider part of the

December 2011 ruling. In May 2012, the Court denied Plaintiff's motion for reconsideration. In September 2012, Plaintiff filed a Second Amended Complaint and Johnson & Johnson and the individual defendants moved to dismiss Plaintiff's Second Amended Complaint in part. Following mediation, the parties reached an agreement in principle to settle the case, and in July 2013, filed for preliminary approval of the proposed settlement. In November 2013, the Court approved the settlement. Three parties that had objected to the settlement appealed the Court’s approval orders. Prior to the mediation for the appeal, the parties agreed to dismiss the appeal with prejudice and without costs against any party. The United States Court of Appeals for the Third Circuit dismissed the case in April 2014.

In April 2011, OMJ Pharmaceuticals, Inc. (OMJ PR) filed a lawsuit against the United States in United States District Court for the District of Puerto Rico alleging overpayment of federal income taxes for the tax years ended November 30, 1999 and November 30, 2000. OMJ PR alleged that the Internal Revenue Service erroneously calculated OMJ PR's tax credits under Section 936 of the Tax Code. OMJ PR filed a motion for summary judgment, and the United States filed a cross motion for summary judgment. In October 2012, the Court granted a motion by the United States for summary judgment and denied a motion by OMJ PR for summary judgment. OMJ PR appealed this decision. In June 2014, the appellate court reversed the trial court’s decision and instructed the trial court to enter summary judgment in favor of OMJ PR.

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

In September 2013, Johnson & Johnson moved to dismiss or, in the alternative, for summary judgment in The George Leon Family Trust v. Coleman, based upon the Board’s determination. In October 2013, the plaintiff in the Leon litigation filed an amended complaint and Johnson & Johnson moved to dismiss the amended complaint or, in the alternative, for summary judgment, based upon the Board’s determination. In June 2014, the Court granted summary judgment in favor of Johnson & Johnson.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal six months of 2014, worldwide sales were $37.6 billion, a total increase of 6.3%, including operational growth of 7.4% as compared to 2013 fiscal six months sales of $35.4 billion. Currency fluctuations had a negative impact of 1.1% for the fiscal six months of 2014. Worldwide sales for the fiscal six months of 2013 were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates under the Affordable Care Act, primarily related to new data received from the states in the fiscal first quarter of 2013. This negatively impacted the fiscal six months of 2014 worldwide sales growth by 0.6% as compared to 2013.

Sales by U.S. companies were $17.3 billion in the fiscal six months of 2014, which represented an increase of 8.5% as compared to the prior year. Sales by international companies were $20.3 billion, which represented a total increase of 4.4%, including an operational increase of 6.4%, and a negative currency impact of 2.0% as compared to the fiscal six months sales of 2013.

Sales by companies in Europe achieved growth of 8.6%, including operational growth of 5.3%, and a positive currency impact of 3.3%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 3.5%, including operational growth of 6.8%, and a negative currency impact of 10.3%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 3.1%, including operational growth of 7.7%, and a negative currency impact of 4.6%.

For the fiscal second quarter of 2014, worldwide sales were $19.5 billion, a total increase of 9.1%, including operational growth of 9.4% as compared to 2013 fiscal second quarter sales of $17.9 billion. Currency fluctuations had a negative impact of 0.3% for the fiscal second quarter of 2014.

Sales by U.S. companies were $9.1 billion in the fiscal second quarter of 2014, which represented an increase of 14.9% as compared to the prior year. Sales by international companies were $10.4 billion, which represented a total increase of 4.4%, including an operational increase of 5.0%, and a negative currency impact of 0.6% as compared to the fiscal second quarter sales of 2013.

Sales by companies in Europe achieved growth of 8.2%, including operational growth of 4.1%, and a positive currency impact of 4.1%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 2.2%, including operational growth of 6.5%, offset by a negative currency impact of 8.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 2.7%, including operational growth of 5.3% and a negative currency impact of 2.6%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the first fiscal six months of 2014 were $7.3 billion, a decrease of 0.4% as compared to the same period a year ago, including an operational increase of 1.5% and a negative currency impact of 1.9%. U.S. Consumer segment sales decreased by 1.7%. International Consumer segment sales increased by 0.3%, including operational growth of 3.3% and a negative currency impact of 3.0%.

Major Consumer Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
OTC	$2,014	$1,974	2.0%	3.0%	(1.0)%
Skin Care	1,882	1,810	4.0	4.8	(0.8)
Baby Care	1,152	1,150	0.2	4.6	(4.4)
Oral Care	824	809	1.9	3.9	(2.0)
Wound Care/Other	760	778	(2.3)	(1.7)	(0.6)
Women’s Health	669	812	(17.6)	(13.4)	(4.2)
Total Consumer Sales	$7,301	$7,333	(0.4)%	1.5%	(1.9)%

Consumer segment sales in the fiscal second quarter of 2014 were $3.7 billion, an increase of 2.4% as compared to the same period a year ago, including an operational increase of 3.6% and a negative currency impact of 1.2%. U.S. Consumer segment sales decreased by 0.5%. International Consumer segment sales increased by 3.9%, including operational growth of 5.8% and a negative currency impact of 1.9%.

Major Consumer Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
OTC	$1,003	$931	7.7%	7.8%	(0.1)%
Skin Care	968	908	6.6	6.8	(0.2)
Baby Care	607	586	3.6	7.2	(3.6)
Oral Care	413	406	1.7	2.9	(1.2)
Wound Care/Other	411	416	(1.2)	(1.0)	(0.2)
Women’s Health	342	411	(16.8)	(13.5)	(3.3)
Total Consumer Sales	$3,744	$3,658	2.4%	3.6%	(1.2)%

The OTC franchise achieved operational growth of 7.8% as compared to the prior year fiscal second quarter. Strong sales of U.S. children's analgesics were driven by market share gains as products return to the marketplace. Additional contributors to sales growth were upper respiratory products as well as anti-smoking and digestive health products.

The Skin Care franchise achieved operational growth of 6.8% as compared to the prior year, primarily driven by sales of NEUTROGENA® and AVEENO® products.

The Baby Care franchise achieved operational growth of 7.2% as compared to the prior year, primarily due to growth in Asia Pacific, which includes newly acquired products from the acquisition of Elsker Mother & Baby Co., Ltd. in China and growth in Latin America.

The Oral Care franchise achieved operational growth of 2.9% as compared to the prior year. The growth was driven by increased international sales of LISTERINE® as a result of new product launches and successful marketing campaigns.

The Wound Care/Other franchise experienced an operational decline of 1.0% as compared to the prior year, due to lower sales of nutritional products.

The Women’s Health franchise experienced an operational decline of 13.5% as compared to the prior year, primarily due to the divestiture of women's sanitary protection products in the U.S., Canada and Caribbean, which was completed in the fiscal fourth quarter of 2013. This was partially offset by growth in emerging markets.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2014 were $16.0 billion, a total increase of 16.1% as compared to the same period a year ago, with an operational increase of 16.8% and a negative currency impact of 0.7%. U.S. Pharmaceutical sales increased by 22.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 10.2%, including operational growth of 11.6% and a negative currency impact of 1.4%. In the first fiscal six months of 2013, Pharmaceutical segment sales included a positive adjustment to previous estimates for Managed Medicaid rebates. This negatively impacted 2014 first fiscal six months Pharmaceutical operational sales growth by 1.7%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Six Months Ended*

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
Total Immunology	$4,974	$4,445	11.9%	12.9%	(1.0)%
REMICADE®	3,414	3,272	4.3	5.5	(1.2)
SIMPONI®/SIMPONI® ARIA™	541	412	31.3	32.8	(1.5)
STELARA®	984	717	37.2	36.8	0.4
Other Immunology	35	44	(20.5)	(14.6)	(5.9)
Total Infectious Diseases	2,962	1,785	65.9	65.5	0.4
EDURANT®	173	99	74.7	71.0	3.7
INCIVO®	183	334	(45.2)	(44.8)	(0.4)
OLYSIO®/SOVRIAD®	1,185	—	**	**	0.0
PREZISTA®	937	802	16.8	16.4	0.4
Other Infectious Diseases	484	550	(12.0)	(11.9)	(0.1)
Total Neuroscience	3,265	3,424	(4.6)	(3.5)	(1.1)
CONCERTA®/methylphenidate	295	471	(37.4)	(35.8)	(1.6)
INVEGA®	323	282	14.5	15.3	(0.8)
INVEGA® SUSTENNA®/XEPLION®	767	574	33.6	33.2	0.4
RISPERDAL® CONSTA®	612	671	(8.8)	(8.7)	(0.1)
Other Neuroscience	1,268	1,426	(11.1)	(8.9)	(2.2)
Total Oncology	2,133	1,679	27.0	27.2	(0.2)
VELCADE®	811	732	10.8	12.2	(1.4)
ZYTIGA®	1,074	739	45.3	44.4	0.9
Other Oncology	248	208	19.2	19.2	0.0
Total Other	2,673	2,460	8.7	9.0	(0.3)
PROCRIT®/EPREX®	629	713	(11.8)	(11.7)	(0.1)
XARELTO®	680	347	96.0	96.0	0.0
Other	1,364	1,400	(2.6)	(2.0)	(0.6)
Total Pharmaceutical Sales	$16,007	$13,793	16.1%	16.8%	(0.7)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Pharmaceutical segment sales in the fiscal second quarter of 2014 were $8.5 billion, an increase of 21.1% versus the prior year on a total and operational basis. U.S. Pharmaceutical sales increased by 36.6% as compared to the same period a year ago. International Pharmaceutical sales increased by 6.8%, including operational growth of 6.9% and a negative currency impact of 0.1%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
Total Immunology	$2,631	$2,241	17.4%	17.9%	(0.5)%
REMICADE®	1,804	1,672	7.9	8.7	(0.8)
SIMPONI®/SIMPONI® ARIA™	282	175	61.1	61.5	(0.4)
STELARA®	528	371	42.3	41.3	1.0
Other Immunology	17	23	(26.1)	(22.7)	(3.4)
Total Infectious Diseases	1,762	970	81.6	80.9	0.7
EDURANT®	92	56	64.3	60.0	4.3
INCIVO®	97	172	(43.6)	(42.5)	(1.1)
OLYSIO®/SOVRIAD®	831	—	**	**	0.0
PREZISTA®	492	435	13.1	12.4	0.7
Other Infectious Diseases	250	307	(18.6)	(19.0)	0.4
Total Neuroscience	1,627	1,680	(3.2)	(3.1)	(0.1)
CONCERTA®/methylphenidate	145	215	(32.6)	(31.6)	(1.0)
INVEGA®	158	150	5.3	5.0	0.3
INVEGA® SUSTENNA®/XEPLION®	394	290	35.9	34.4	1.5
RISPERDAL® CONSTA®	302	336	(10.1)	(11.1)	1.0
Other Neuroscience	628	689	(8.9)	(7.8)	(1.1)
Total Oncology	1,111	885	25.5	24.6	0.9
VELCADE®	403	379	6.3	6.2	0.1
ZYTIGA®	562	395	42.3	40.7	1.6
Other Oncology	146	111	31.5	30.6	0.9
Total Other	1,378	1,249	10.3	10.3	0.0
PROCRIT®/EPREX®	319	335	(4.8)	(5.1)	0.3
XARELTO®	361	189	91.0	91.0	0.0
Other	698	725	(3.7)	(3.6)	(0.1)
Total Pharmaceutical Sales	$8,509	$7,025	21.1%	21.1%	0.0%
*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Immunology products achieved operational sales growth of 17.9% as compared to the same period a year ago. Increased sales of STELARA® (ustekinumab) and SIMPONI®/SIMPONI® ARIA™ (golimumab) were primarily due to market growth and market share gains. REMICADE® (infliximab) growth was primarily due to market growth. The patents for REMICADE® in certain countries in Europe (Germany, Spain, United Kingdom, Sweden, Austria, Belgium, Switzerland, Denmark, France, Greece, Italy, Luxembourg and the Netherlands) expire in February 2015. If a biosimilar version of REMICADE® were to be approved and introduced to the market, loss of exclusivity would likely result in a reduction in sales.

Infectious disease products achieved operational sales growth of 80.9% as compared to the same period a year ago. Major contributors to the growth were the recent launch of OLYSIO®/SOVRIAD® (simeprevir); PREZISTA® (darunavir), due to market share growth; and sales of EDURANT® (rilpivirine). This was partially offset by lower sales of INCIVO® (telaprevir), due to competitive pressures. Competitive products for the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), may be approved in 2014, and if approved, will have a negative impact on future sales.

Neuroscience products experienced an operational decline of 3.1% as compared to the same period a year ago. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) were offset by a decline in sales of CONCERTA®/methylphenidate as well as lower sales of RISPERDAL® (risperidone) and TOPAMAX® (topiramate) due to continued generic competition.

Oncology products achieved strong operational sales growth of 24.6% as compared to the same period a year ago. Major contributors to the growth were strong sales of ZYTIGA®(abiraterone acetate), due to market growth, increased market share and increased penetration, as well as the recent launch of IMBRUVICA® (ibrutinib) and sales growth of VELCADE® (bortezomib).

In the fiscal second quarter of 2014, Other Pharmaceutical sales achieved operational sales growth of 10.3% as compared to the same period a year ago. Strong sales of XARELTO®(rivaroxaban) and INVOKANA®(canagliflozin) were partially offset by lower sales of ACIPHEX®(rabeprazole sodium) due to the expiration of the U.S. patent exclusivity period and the termination of the co-promotion agreement with Eisai Inc., and due to generic competition outside the U.S.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the first fiscal six months of 2014 were $14.3 billion, a total increase of 0.3% as compared to the same period a year ago, with an operational increase of 1.3% and a negative currency impact of 1.0%. U.S. Medical Devices and Diagnostics sales decreased 1.5%. International Medical Devices and Diagnostics sales increased by 1.8%, including operational growth of 3.6% and a negative currency impact of 1.8%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Six Months Ended*

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
Orthopaedics	$4,890	$4,770	2.5%	3.0%	(0.5)%
Surgical Care	3,083	3,096	(0.4)	0.8	(1.2)
Specialty Surgery/Other	1,779	1,729	2.9	4.2	(1.3)
Vision Care	1,468	1,470	(0.1)	2.2	(2.3)
Cardiovascular Care	1,108	1,042	6.3	7.2	(0.9)
Diabetes Care	1,070	1,189	(10.0)	(9.5)	(0.5)
Diagnostics	904	960	(5.8)	(4.7)	(1.1)
Total Medical Devices and Diagnostics Sales	$14,302	$14,256	0.3%	1.3%	(1.0)%
* Prior year amounts have been reclassified to conform to current year presentation. Infection Prevention is included in Specialty Surgery/Other.

Medical Devices and Diagnostics segment sales in the fiscal second quarter of 2014 were $7.2 billion, a total increase of 0.7% as compared to the same period a year ago, with an operational increase of 0.9% and a negative currency impact of 0.2%. U.S. Medical Devices and Diagnostics sales decreased 1.4%. International Medical Devices and Diagnostics sales increased by 2.3%, including operational growth of 2.6% and a negative currency impact of 0.3%.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	June 29, 2014	June 30, 2013	Total Change	Operations Change	Currency Change
Orthopaedics	$2,469	$2,385	3.5%	3.3%	0.2%
Surgical Care	1,575	1,588	(0.8)	(0.4)	(0.4)
Specialty Surgery/Other	905	890	1.7	2.2	(0.5)
Vision Care	707	730	(3.2)	(2.7)	(0.5)
Cardiovascular Care	567	529	7.2	7.3	(0.1)
Diabetes Care	558	589	(5.3)	(5.3)	0.0
Diagnostics	461	483	(4.6)	(4.1)	(0.5)
Total Medical Devices and Diagnostics Sales	$7,242	$7,194	0.7%	0.9%	(0.2)%
* Prior year amounts have been reclassified to conform to current year presentation. Infection Prevention is included in Specialty Surgery/Other.

The Orthopaedics franchise achieved operational sales growth of 3.3% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales of trauma and hip products. The growth was impacted by continued pricing pressure.

The Surgical Care franchise experienced an operational sales decline of 0.4% as compared to the prior year fiscal second quarter primarily due to lower sales of women's health and urology products partially offset by the success of the ECHELON FLEX™ powered ENDOPATH® Stapler outside the U.S. and sales of sutures.

The Specialty Surgery/Other franchise achieved operational sales growth of 2.2% as compared to the prior year fiscal second quarter. Growth was attributable to new product launches and market growth for biosurgical products outside the U.S., energy products and MENTOR® products.

The Vision Care franchise experienced an operational sales decline of 2.7% as compared to the prior year fiscal second quarter primarily due to increased competition and the reversal of the inventory build in the first quarter of 2014 due to customer buying patterns.

The Cardiovascular Care franchise achieved operational sales growth of 7.3% as compared to the prior year fiscal second quarter. Growth was driven by sales of Biosense Webster products due to new catheter launches and continued market expansion.

The Diabetes Care franchise experienced an operational sales decline of 5.3% as compared to the prior year fiscal second quarter. U.S. sales declined due to the impact of lower prices primarily related to competitive bidding. This was partially offset by growth in emerging markets and the rollout of the Animas® Vibe™ outside the U.S.

The Diagnostics franchise experienced an operational sales decline of 4.1% as compared to the prior year fiscal second quarter. The decline was primarily due to lower sales in donor screening. On June 30, 2014, the Company completed the divestiture of the Ortho-Clinical Diagnostics business (the Diagnostics franchise) to The Carlyle Group. The Diagnostics franchise sales for the second fiscal six months of 2013 were $925 million. For additional details see Note 10 to the Consolidated Financial Statements.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the first fiscal six months of 2014 increased to $11.1 billion as compared to $9.1 billion in the first fiscal six months of 2013, an increase of 22.0%. The increase in earnings before provision for taxes of $2.0 billion was primarily due to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive mix from higher sales of higher margin products in the Pharmaceutical business and cost reduction efforts across many of the businesses. Additionally, the first fiscal six months of 2013, included higher litigation costs of $0.6 billion, an inventory step-up charge of $0.1 billion related to the Synthes acquisition and costs of $0.1 billion related to the DePuy ASR™ Hip program as compared to the first fiscal six months of 2014. The favorable increase was partially offset by a $0.1 billion intangible asset write-down of INCIVO® (telaprevir) in 2014 and higher gains in the first fiscal six months of 2013, which included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, and a gain of $0.1 billion on the sale of intangible and other assets as compared to the first fiscal six months of 2014, which included a gain of $0.3 billion on the divestiture of the K-Y® brand.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2014 increased to $5.6 billion as compared to $4.8 billion in the fiscal second quarter of 2013, an increase of 17.4%. The increase in earnings before provision for taxes of $0.6 billion was primarily due to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive mix from higher sales of higher margin products in the Pharmaceutical business and cost reduction efforts across many of the businesses. Additionally, the fiscal second quarter of 2013, included higher costs of $0.2 billion primarily related to litigation costs and the DePuy ASR™ Hip program. The favorable increase was partially offset by a $0.1 billion intangible asset write-down of INCIVO® (telaprevir) in 2014 and $0.1 billion of higher gains in the fiscal second quarter of 2013, which included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, as compared to the fiscal second quarter of 2014, which included a gain of $0.3 billion on the divestiture of the K-Y® brand.

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2014 decreased to 30.6% from 31.2% of sales as compared to the same period a year ago. This was primarily due to positive mix from higher sales of higher margin products in the Pharmaceutical business and cost improvements across many of the businesses. In addition, the first fiscal six months of 2013 included an inventory step-up charge of $0.1 billion related to the Synthes acquisition. The amortization expense for the first fiscal six months of 2014 and 2013 was $698 million and $653 million, respectively. Consolidated costs of products sold for the fiscal second quarter of 2014 increased to 31.0% from 30.7% of sales as compared to the same period a year ago primarily due to pricing and the impact of the weakening of the Japanese yen as compared to the currencies where products are sourced. This was partially offset by positive mix.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2014 decreased to 28.3% from 30.0% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2014 decreased to 28.1% from 30.1% of sales as compared to the same period a year ago. The decrease in both periods was due to the leveraged costs resulting from growth in the Pharmaceutical business, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), and cost containment initiatives primarily in the Medical Devices and Diagnostics segment.

Research and Development Expense

The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities for the first fiscal six months of 2014 decreased to 10.2% from 10.5% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal second quarter of 2014 decreased to 10.3% from 10.9% of sales as compared to the same period a year ago. The decrease in both periods was primarily due to timing of project spend as well as strong sales growth in the Pharmaceutical business, which reduced the percent to sales.

In-Process Research and Development (IPR&D)

During the first fiscal six months of 2014, the Company recorded a charge of $22 million for the discontinuation of a development program related to Mentor and an impairment related to Synthes. During the fiscal six months of 2013, the Company recorded a charge in the amount of $64 million for the write-down of the IPR&D for Acclarent related to the discontinuation of development projects.

Interest (Income) Expense

Interest income was comparable in both the first fiscal six months and the fiscal second quarter of 2014 as compared to the same period a year ago, due to lower interest rates. The ending balance of cash, cash equivalents and marketable securities was $31.6 billion at the end of the fiscal second quarter of 2014. This is an increase of $6.5 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was due primarily to cash generated from operating activities.

Interest expense increased in both the first fiscal six months and the fiscal second quarter of 2014 as compared to the same period a year ago due to a higher average debt balance. At the end of the fiscal second quarter of 2014, the Company’s debt position was $17.1 billion compared to $15.0 billion as compared to the same period a year ago. The higher debt balance of approximately $2.1 billion was primarily due to borrowings in December 2013. The Company increased borrowings, capitalizing on favorable terms in the capital markets.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, acquisition-related costs, litigation settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months of 2014 was favorable by $0.4 billion as compared to the same period a year ago primarily due to lower litigation and product liability expense of $0.6 billion and expense of $0.1 billion in 2013 related to the DePuy ASR™ Hip program. This was partially offset by a $0.1 billion intangible asset write-down of INCIVO® (telaprevir) in 2014 and higher gains included in the first fiscal six months of 2013. The first fiscal six months of 2014 included a gain of $0.3 billion on the divestiture of the K-Y® brand while the first fiscal six months of 2013 included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, and a gain of $55 million on the sale of intangible and other assets. The change in other (income) expense, net for the fiscal second quarter of 2014 was unfavorable by $0.1 billion as compared to the same period a year ago. The fiscal second quarter of 2014 included lower litigation and product liability expense of $0.1 billion and lower expense of $0.1 billion related to the DePuy ASR™ Hip program as compared to the fiscal second quarter of 2013. This was more than offset by a $0.1 billion intangible asset write-down of INCIVO® (telaprevir) in 2014 and higher gains included in the fiscal second quarter of 2013. The fiscal second quarter of 2014 included a gain of $0.3 billion on the divestiture of the K-Y® brand while the fiscal second quarter of

2013 included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the first fiscal six months of 2014 was 16.2% versus 14.4% for the same period a year ago. The increase in the pre-tax profit was primarily due to higher gains recognized in the first fiscal six months of 2014. The first fiscal six months of 2014 included a gain of $0.3 billion on the divestiture of the K-Y® brand as compared to the first fiscal six months of 2013, which included a gain of $0.1 billion on the sale of intangible and other assets.
The increase was partially offset by higher selling, marketing and administrative expenses in 2014. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2014 was 18.8% versus 14.0% for the same period a year ago. The pre-tax profit was favorably impacted due to a gain of $0.3 billion on the divestiture of the K-Y® brand partially offset by higher selling, marketing and administrative expenses.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2014 was 41.7% versus 39.2% for the same period a year ago. The increase in the pre-tax profit was attributable to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses. Additionally, the first fiscal six months of 2013 included litigation expense of $0.2 billion as compared to 2014. The increase in the pre-tax profit was partially offset by a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, and a positive adjustment of $0.2 billion to previous estimates for Managed Medicaid rebates which was included in the first fiscal six months of 2013. Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2014 was 40.8% versus 42.6% for the same period a year ago. The fiscal second quarter of 2014 was favorably impacted by strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses partially offset by a $0.1 billion intangible asset write-down of INCIVO® (telaprevir). Additionally, the fiscal second quarter of 2013, included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares.

Medical Devices and Diagnostics Segment

Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the first fiscal six months of 2014 was 25.7% versus 21.3% for the same period a year ago. The favorable pre-tax profit was primarily attributable to higher expenses in the first fiscal six months of 2013, which included higher litigation and product liability expense of $0.4 billion, $0.1 billion for amortization of the inventory step-up associated with the Synthes acquisition and costs of $0.1 billion related to the DePuy ASR™ Hip program. Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal second quarter of 2014 was 23.5% versus 21.1% for the same period a year ago. The favorable pre-tax profit was primarily due to cost containment initiatives in 2014 and higher expenses in the fiscal second quarter of 2013, which included higher litigation and product liability expense of $0.1 billion and costs of $0.1 billion related to the DePuy ASR™ Hip program.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal six months of 2014 and 2013 were 18.1% and 19.0%, respectively. The lower effective tax rate in 2014 as compared to 2013 was primarily due to a tax benefit of $398 million associated with the Conor Medsystems divestiture. The tax rate was also reduced as the Company adjusted its unrecognized tax benefits as a result of (i) the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code (see Note 11 to the Consolidated Financial Statements for additional information), and (ii) a settlement of substantially all issues related to the Company's U.S. Internal Revenue Service audit of tax years 2006 - 2009. These benefits were offset by additional U.S. tax expense related to a planned increase in dividends from current year foreign earnings as compared to the prior year. Additionally, the 2014 tax rate was adversely impacted by the expiration, at year end 2013, of the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporate (CFC) look-through provision as compared to 2013. The 2013 fiscal six months tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, because those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.

As of June 29, 2014, the Company had approximately $2.2 billion of liabilities from unrecognized tax benefits, which reflects the adjustments described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 29, 2013 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $14.2 billion at the end of the fiscal second quarter of 2014 as compared with $20.9 billion at the fiscal year end of 2013. The primary sources of cash were approximately $9.4 billion net cash generated from operating activities offset by $10.1 billion used by investing activities and $5.9 billion used by financing activities.

Cash flow from operations of $9.5 billion was the result of $9.1 billion of net earnings and $2.9 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation, asset write-downs, net gain on sale of assets/businesses and deferred taxes. Cash flow from operations was reduced by a $0.6 billion related to accounts payable and accrued liabilities, $1.2 billion for inventories and receivables and $0.7 billion related to current and non-current assets and liabilities.

Investing activities use of $10.1 billion of cash was primarily for net purchases of investments in marketable securities of $9.1 billion and additions to property, plant and equipment of $1.5 billion partially offset by proceeds from the disposal of assets of $0.6 billion.

Financing activities use of $5.9 billion of cash was primarily for dividends to shareholders of $3.8 billion, net retirement of short and long-term debt of $1.2 billion and $2.0 billion for the repurchase of common stock. Financing activities also included a source of $1.0 billion of net proceeds from stock options exercised and associated tax benefits.

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
In the fiscal second quarter of 2014, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash.

Dividends

On April 24, 2014, the Board of Directors declared a regular cash dividend of $0.70 per share, payable on June 10, 2014 to shareholders of record as of May 27, 2014.
On July 21, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.70 per share, payable on September 9, 2014, to shareholders of record as of August 26, 2014. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $2.1 billion as of June 29, 2014 and approximately $2.3 billion as of December 29, 2013. Approximately $1.3 billion as of June 29, 2014 and December 29, 2013 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.8 billion at June 29, 2014 and $1.0 billion at December 29, 2013. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

The Venezuelan government has established or is in the process of establishing alternative systems of various foreign currency exchanges. Currently, the Company continues to have access to an official government rate of 6.3 Bolivares Fuertes to one U.S. dollar to settle imports of various products into Venezuela. Through the second quarter of 2014, the Company has primarily utilized the official government rate of 6.3 Bolivares Fuertes to one U.S. dollar in preparing its financial statements. During the second fiscal quarter, the Company applied to settle an outstanding dividend payable at one of the alternative foreign exchange rates. As a result, the Company has applied this alternative exchange rate to translate certain transactions, as appropriate. As of June 29, 2014, the Company’s Venezuelan subsidiaries represented less than 0.5% of the Company's consolidated assets, liabilities, revenues and profits; therefore, the effect of a change in the exchange rate is not expected to have a material adverse effect on the Company's 2014 full-year results.
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

Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that known or unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any forward-looking statements as a result of new information or future events or developments.

Risks and uncertainties include, but are not limited to: economic factors, such as interest rate and currency exchange rate fluctuations; competition, including technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; challenges to patents; the impact of patent expirations; significant adverse litigation or government action including related to product liability claims; the impact of business combinations and divestitures; changes in behavior and spending patterns or financial distress of purchasers of health care products and services; changes to governmental laws and regulations and domestic and foreign health care reforms; general industry conditions including trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; financial instability of international economies and sovereign risk; disruptions due to natural disasters; manufacturing difficulties or delays, internally or within the supply chain; complex global supply chains with increasing regulatory requirements; and product efficacy or safety concerns resulting in product recalls or regulatory action.
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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2014. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Period	Total Number of Shares Purchased	Avg. Price Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 through April 27, 2014	1,211,432	98.24	-	-
April 28, 2014 through May 25, 2014	4,256,308	100.21	-	-
May 26, 2014 through June 29, 2014	6,443,958	103.09	-	-
Total	11,911,698

On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: August 1, 2014	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2014	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)