Form 10-Q
period 2014-09-28
JOHNSON & JOHNSON
filed 2014-10-30
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On October 24, 2014, 2,799,110,362 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information	3

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets — September 28, 2014 and December 29, 2013	3

Consolidated Statements of Earnings for the Fiscal Third Quarters Ended September 28, 2014 and September 29, 2013	4

Consolidated Statements of Earnings for the Fiscal Nine Months Ended September 28, 2014 and September 29, 2013	5

Consolidated Statements of Comprehensive Income for the Fiscal Third Quarters and Fiscal Nine Months Ended September 28, 2014 and September 29, 2013	6

Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended September 28, 2014 and September 29, 2013	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II — Other Information	43

Item 1 - Legal Proceedings	43

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6 - Exhibits	44

Signatures	45
EX-10.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,818	20,927
Marketable securities	19,187	8,279
Accounts receivable, trade, less allowances for doubtful accounts $262 (2013, $333)	11,615	11,713
Inventories (Note 2)	8,419	7,878
Deferred taxes on income	3,827	3,607
Prepaid expenses and other	3,107	4,003
Total current assets	59,973	56,407
Property, plant and equipment at cost	36,448	37,133
Less: accumulated depreciation	(20,644)	(20,423)
Property, plant and equipment, net	15,804	16,710
Intangible assets, net (Note 3)	26,304	27,947
Goodwill (Note 3)	21,636	22,798
Deferred taxes on income	3,347	3,872
Other assets	5,033	4,949
Total assets	$132,097	132,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,115	4,852
Accounts payable	6,603	6,266
Accrued liabilities	6,188	7,685
Accrued rebates, returns and promotions	4,208	3,308
Accrued compensation and employee related obligations	2,333	2,794
Accrued taxes on income	1,535	770
Total current liabilities	22,982	25,675
Long-term debt (Note 4)	13,152	13,328
Deferred taxes on income	4,063	3,989
Employee related obligations	7,551	7,784
Other liabilities	7,758	7,854
Total liabilities	55,506	58,630
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(5,382)	(2,860)
Retained earnings	96,560	89,493
Less: common stock held in treasury, at cost (315,787,000 and 299,215,000 shares)	17,707	15,700
Total shareholders’ equity	76,591	74,053
Total liabilities and shareholders' equity	$132,097	132,683
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarters Ended
	September 28, 2014	Percent to Sales	September 29, 2013	Percent to Sales
Sales to customers (Note 9)	$18,467	100.0%	$17,575	100.0%
Cost of products sold	5,399	29.2	5,344	30.4
Gross profit	13,068	70.8	12,231	69.6
Selling, marketing and administrative expenses	5,468	29.6	5,314	30.2
Research and development expense	2,023	11.0	2,042	11.6
In-process research and development	—	—	178	1.0
Interest income	(18)	(0.1)	(18)	(0.1)
Interest expense, net of portion capitalized	130	0.7	105	0.6
Other (income) expense, net	(1,345)	(7.3)	943	5.4
Earnings before provision for taxes on income	6,810	36.9	3,667	20.9
Provision for taxes on income (Note 5)	2,061	11.2	685	3.9
NET EARNINGS	$4,749	25.7%	$2,982	17.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.69		$1.06
Diluted	$1.66		$1.04
CASH DIVIDENDS PER SHARE	$0.70		$0.66
AVG. SHARES OUTSTANDING
Basic	2,814.4		2,818.4
Diluted	2,864.3		2,881.2
See Notes to Consolidated Financial Statements

 JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 28, 2014	Percent to Sales	September 29, 2013	Percent to Sales
Sales to customers (Note 9)	$56,077	100.0%	$52,957	100.0%
Cost of products sold	16,893	30.1	16,387	30.9
Gross profit	39,184	69.9	36,570	69.1
Selling, marketing and administrative expenses	16,132	28.8	15,913	30.0
Research and development expense	5,859	10.5	5,772	10.9
In-process research and development	22	0.0	242	0.5
Interest income	(50)	(0.1)	(56)	(0.1)
Interest expense, net of portion capitalized	394	0.7	348	0.7
Other (income) expense, net	(1,033)	(1.8)	1,630	3.1
Earnings before provision for taxes on income	17,860	31.8	12,721	24.0
Provision for taxes on income (Note 5)	4,058	7.2	2,409	4.5
NET EARNINGS	$13,802	24.6%	$10,312	19.5%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.89		$3.68
Diluted	$4.81		$3.58
CASH DIVIDENDS PER SHARE	$2.06		$1.93
AVG. SHARES OUTSTANDING
Basic	2,822.0		2,805.6
Diluted	2,871.2		2,879.0

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarters Ended		Fiscal Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net earnings	$4,749	2,982	13,802	10,312

Other comprehensive income (loss), net of tax
Foreign currency translation	(2,400)	1,278	(2,499)	(48)

Securities:
Unrealized holding gain (loss) arising during period	(35)	59	6	238
Reclassifications to earnings	(1)	—	(1)	(289)
Net change	(36)	59	5	(51)

Employee benefit plans:
Prior service cost amortization during period	(5)	—	(14)	2
Gain (loss) amortization during period	101	130	301	390
Net change	96	130	287	392

Derivatives & hedges:
Unrealized gain (loss) arising during period	14	41	(139)	224
Reclassifications to earnings	(49)	(44)	(176)	(53)
Net change	(35)	(3)	(315)	171

Other comprehensive income (loss)	(2,375)	1,464	(2,522)	464

Comprehensive income	$2,374	4,446	11,280	10,776

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarters were as follows for 2014 and 2013, respectively: Securities: $19 million and $32 million; Employee Benefit Plans: $46 million and $68 million; Derivatives & Hedges: $19 million and $1 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2014 and 2013, respectively: Securities: $3 million and $28 million; Employee Benefit Plans: $139 million and $204 million; Derivatives & Hedges: $170 million and $92 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,802	10,312
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,904	3,002
Stock based compensation	646	584
Venezuela adjustments	89	108
Asset write-downs	259	247
Net gain on sale of assets/businesses	(2,336)	(55)
Net gain on equity investment transactions	—	(380)
Deferred tax provision	297	(224)
Accounts receivable allowances	(54)	(32)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(399)	(971)
Increase in inventories	(1,098)	(799)
(Decrease)/increase in accounts payable and accrued liabilities	(827)	589
Decrease/(increase) in other current and non-current assets	72	(348)
Increase in other current and non-current liabilities	751	1,242

NET CASH FLOWS FROM OPERATING ACTIVITIES	14,106	13,275

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,218)	(2,166)
Proceeds from the disposal of assets/businesses, net	4,481	192
Acquisitions, net of cash acquired	(291)	(819)
Purchases of investments	(25,784)	(13,583)
Sales of investments	14,576	12,891
Other	(147)	(40)

NET CASH USED BY INVESTING ACTIVITIES	(9,383)	(3,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(5,812)	(5,424)
Repurchase of common stock	(4,381)	(3,050)
Proceeds from short-term debt	629	1,770
Retirement of short-term debt	(1,713)	(1,416)
Proceeds from long-term debt	17	51
Retirement of long-term debt	(1,787)	(1,531)
Proceeds from the exercise of stock options/excess tax benefits	1,406	2,271
Other	—	56

NET CASH USED BY FINANCING ACTIVITIES	(11,641)	(7,273)

Effect of exchange rate changes on cash and cash equivalents	(191)	(184)
(Decrease)/Increase in cash and cash equivalents	(7,109)	2,293
Cash and Cash equivalents, beginning of period	20,927	14,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,818	17,204

Acquisitions
Fair value of assets acquired	$305	1,012
Fair value of liabilities assumed and noncontrolling interests	(14)	(193)
Net fair value of acquisitions	291	819
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

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-12: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. Current accounting guidance does not explicitly address how to account for these types of awards. The new standard provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions. The accounting for share-based awards with performance conditions is already specified in current accounting guidance. This update is required to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2015. Early adoption of this standard is permitted and the Company has elected to adopt this standard for the second quarter of 2014. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position.

During the fiscal third quarter of 2014, the FASB issued Accounting Standards Update No. 2014-15: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016.  This standard is not expected to have any impact on current disclosures in the financial statements.
Reclassification
Certain prior period amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	September 28, 2014	December 29, 2013
Raw materials and supplies	$1,165	1,224
Goods in process	2,303	2,612
Finished goods	4,951	4,042
Total inventories	$8,419	7,878

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

(Dollars in Millions)	September 28, 2014	December 29, 2013
Intangible assets with definite lives:
Patents and trademarks — gross	$8,991	9,164
Less accumulated amortization	4,614	4,146
Patents and trademarks — net	4,377	5,018
Customer relationships and other intangibles — gross	18,256	19,027
Less accumulated amortization	5,075	4,872
Customer relationships and other intangibles — net	13,181	14,155
Intangible assets with indefinite lives:
Trademarks	7,425	7,619
Purchased in-process research and development	1,321	1,155
Total intangible assets with indefinite lives	8,746	8,774
Total intangible assets — net	$26,304	27,947

Goodwill as of September 28, 2014 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Dev & Diag	Total
Goodwill, net at December 29, 2013	$8,531	2,068	12,199	22,798
Goodwill, related to acquisitions	—	92	—	92
Goodwill, related to divestitures	(101)	—	(600)	(701)
Currency translation/Other	(446)	(68)	(39)	(553)
Goodwill, net as of September 28, 2014	$7,984	2,092	11,560	21,636
See Note 10 to the Consolidated Financial Statements for more details related to acquisitions and divestitures.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets was $1,033 million and $980 million for the fiscal nine months ended September 28, 2014 and September 29, 2013, respectively. The estimated amortization expense for the five succeeding years approximates $1,350 million, before tax, per year. Amortization expense is included in cost of products sold. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company enters into agreements with commercial institutions that have at least an "A" (or equivalent) credit rating. As of September 28, 2014, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $32.6 billion, $2.4 billion and $1.0 billion, respectively.

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

As of September 28, 2014, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $70 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal third quarters in 2014 and 2013:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Third Quarters Ended
Cash Flow Hedges By Income Statement Caption	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales to customers(3)	$(43)	25	(2)	17	—	—
Cost of products sold(3)	(37)	42	37	51	(2)	—
Research and development expense(3)	25	(20)	8	(14)	—	—
Interest (income)/Interest expense, net(4)	11	7	(6)	(2)	—	—
Other (income) expense, net(3)	58	(13)	12	(8)	—	—
Total	$14	41	49	44	(2)	—

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the first fiscal nine months in 2014 and 2013:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Nine Months Ended
Cash Flow Hedges By Income Statement Caption	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales to customers(3)	$(73)	22	6	24	1	—
Cost of products sold(3)	(187)	220	196	72	(4)	4
Research and development expense(3)	28	(27)	(5)	(31)	(1)	(3)
Interest (income)/Interest expense, net(4)	21	15	(12)	(6)	—	—
Other (income) expense, net(3)	72	(6)	(9)	(6)	—	(1)
Total	$(139)	224	176	53	(4)	—

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal third quarter ended September 28, 2014, a loss of $2 million was recognized and for the fiscal third quarter ended September 29, 2013, no gain or loss was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal nine months ended September 28, 2014 and September 29, 2013, a loss of $48 million and a gain of $50 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 28, 2014 and December 29, 2013 were as follows:

	September 28, 2014				December 29, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	534	—	534	537
Interest rate contracts(2)	—	111	—	111	169
Total	—	645	—	645	706
Liabilities:
Forward foreign exchange contracts	—	579	—	579	133
Interest rate contracts(3)(4)	—	4	—	4	26
Total	—	583	—	583	159
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	28	—	28	25
Liabilities:
Forward foreign exchange contracts	—	40	—	40	29
Other Investments(5)	$396	—	—	396	333

(1)	As of December 29, 2013, these assets and liabilities are classified as Level 2 with the exception of Other investments of $333 million, which are classified as Level 1.

(2)	Includes $110 million and $169 million of non-current assets for September 28, 2014 and December 29, 2013, respectively.

(3)	Includes $4 million and $19 million of non-current liabilities for September 28, 2014 and December 29, 2013, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets.

Financial Instruments not measured at Fair Value:
The following financial assets and liabilities are held at carrying amount on the consolidated balance sheet as of September 28, 2014:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value
Financial Assets
Current Investments
Cash	$2,226	2,226
Government securities and obligations	19,247	19,249
Reverse repurchase agreements	8,138	8,138
Corporate debt securities	1,280	1,281
Money market funds	1,364	1,364
Time deposits	750	750
Total cash, cash equivalents and current marketable securities	$33,005	33,008

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

The estimated fair value was the same as the amortized cost as of December 29, 2013.

Financial Liabilities

Current Debt	$2,115	2,115
Non-Current Debt
2.15% Notes due 2016	898	922
3 month LIBOR+0.07% FRN due 2016	800	801
0.70% Notes due 2016	399	398
5.55% Debentures due 2017	1,000	1,124
5.15% Debentures due 2018	898	1,026
1.65% Notes due 2018	598	598
4.75% Notes due 2019 (1B Euro 1.2726)	1,268	1,534
3% Zero Coupon Convertible Subordinated Debentures due in 2020	164	288
2.95% Debentures due 2020	542	564
3.55% Notes due 2021	446	481
6.73% Debentures due 2023	250	324
3.375% Notes due 2023	550	573
5.50% Notes due 2024 (500 MM GBP 1.6332)	812	993
6.95% Notes due 2029	296	413
4.95% Debentures due 2033	500	586
4.375% Notes due 2033	646	704
5.95% Notes due 2037	995	1,288
5.85% Debentures due 2038	700	912
4.50% Debentures due 2040	539	574
4.85% Notes due 2041	298	343
4.50% Notes due 2043	499	545
Other	54	54
Total Non-Current Debt	$13,152	15,045

The weighted average effective interest rate on non-current debt is 4.41%.

The excess of the fair value over the carrying value of debt was $1.4 billion at December 29, 2013.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2014 and 2013 were 22.7% and 18.9%, respectively. The higher effective tax rate in 2014 as compared to 2013 was primarily due to the divestiture of the Ortho-Clinical Diagnostics business at an approximate 41% effective tax rate, litigation accruals at low tax rates, the accrual of an additional year of the Branded Prescription Drug Fee, which is not tax deductible, and additional U.S. tax expense related to a planned increase in dividends from current year foreign earnings as compared to the prior year. Also, the mix of earnings into higher tax jurisdictions, primarily the United States, increased the tax rate. Additionally, the 2014 tax rate was adversely impacted by the expiration, at year end 2013, of the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provision as compared to 2013. The 2013 fiscal nine months tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, because those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.

These increases to the year to date 2014 tax rate were partially offset by a tax benefit of $398 million associated with the Conor Medsystems divestiture. The tax rate was also reduced as the Company adjusted its unrecognized tax benefits as a result of (i) the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code (see Note 11 to the Consolidated Financial Statements for additional information), and (ii) a settlement of substantially all issues related to the Company's U.S. Internal Revenue Service audit of tax years 2006 - 2009.

As of September 28, 2014, the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits, which reflects the adjustments described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2014 and 2013 include the following components:

	Fiscal Third Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$197	204	52	49
Interest cost	255	226	50	37
Expected return on plan assets	(403)	(360)	(2)	(1)
Amortization of prior service cost/(credit)	1	1	(8)	(1)
Recognized actuarial losses	115	169	33	29
Curtailments and settlements	(11)	—	—	—
Net periodic benefit cost	$154	240	125	113

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2014 and 2013 include the following components:

	Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$594	615	158	147
Interest cost	768	681	149	112
Expected return on plan assets	(1,212)	(1,084)	(5)	(4)
Amortization of prior service cost/(credit)	4	4	(25)	(2)
Recognized actuarial losses	346	509	101	84
Curtailments and settlements	(11)	—	—	—
Net periodic benefit cost	$489	725	378	337

Company Contributions

For the fiscal nine months ended September 28, 2014, the Company contributed $36 million and $27 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 29, 2013	$(202)	106	(3,009)	245	(2,860)
Net change	(2,499)	5	287	(315)	(2,522)
September 28, 2014	$(2,701)	111	(2,722)	(70)	(5,382)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 28, 2014 and September 29, 2013:

	Fiscal Third Quarters Ended
(Shares in Millions)	September 28, 2014	September 29, 2013
Basic net earnings per share	$1.69	1.06
Average shares outstanding — basic	2,814.4	2,818.4
Potential shares exercisable under stock option plans	148.4	154.1
Less: shares which could be repurchased under treasury stock method	(101.2)	(107.9)
Convertible debt shares	2.7	3.0
Accelerated share repurchase program	—	13.6
Average shares outstanding — diluted	2,864.3	2,881.2
Diluted earnings per share	$1.66	1.04

The diluted earnings per share calculation for both the fiscal third quarters ended September 28, 2014 and September 29, 2013 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal third quarter ended September 29, 2013 included the dilutive effect of 13.6 million shares related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc.

The diluted earnings per share calculation for both the fiscal third quarters ended September 28, 2014 and September 29, 2013 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 28, 2014 and September 29, 2013:

	Fiscal Nine Months Ended
(Shares in Millions)	September 28, 2014	September 29, 2013
Basic net earnings per share	$4.89	3.68
Average shares outstanding — basic	2,822.0	2,805.6
Potential shares exercisable under stock option plans	148.8	154.7
Less: shares which could be repurchased under treasury stock method	(102.3)	(110.4)
Convertible debt shares	2.7	3.0
Accelerated share repurchase program	—	26.1
Average shares outstanding — diluted	2,871.2	2,879.0
Diluted earnings per share	$4.81	3.58

The diluted earnings per share calculation for both the fiscal nine months ended September 28, 2014 and September 29, 2013 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for the fiscal nine months ended September 29, 2013 included the dilutive effect of 26.1 million shares related to the accelerated share repurchase program, associated with the acquisition of Synthes, Inc.

The diluted net earnings per share calculation for both the fiscal nine months ended September 28, 2014 and September 29, 2013 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change

Consumer
United States	$1,173	1,225	(4.2)%
International	2,416	2,386	1.3
Total	3,589	3,611	(0.6)
Pharmaceutical
United States	4,723	3,549	33.1
International	3,584	3,487	2.8
Total	8,307	7,036	18.1
Medical Devices & Diagnostics
United States	2,946	3,151	(6.5)
International	3,625	3,777	(4.0)
Total	6,571	6,928	(5.2)
Worldwide
United States	8,842	7,925	11.6
International	9,625	9,650	(0.3)
Total	$18,467	17,575	5.1%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change

Consumer
United States	$3,802	3,899	(2.5)%
International	7,088	7,045	0.6
Total	10,890	10,944	(0.5)
Pharmaceutical
United States	13,076	10,397	25.8
International	11,238	10,432	7.7
Total	24,314	20,829	16.7
Medical Devices & Diagnostics
United States	9,300	9,600	(3.1)
International	11,573	11,584	(0.1)
Total	20,873	21,184	(1.5)
Worldwide
United States	26,178	23,896	9.5
International	29,899	29,061	2.9
Total	$56,077	52,957	5.9%

SEGMENT PRE-TAX PROFIT

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change
Consumer(1)	$407	467	(12.8)%
Pharmaceutical (2)	3,247	2,449	32.6
Medical Devices & Diagnostics(3)	3,399	956	255.5
Segments operating profit	7,053	3,872	82.2
Less: Expense not allocated to segments(4)	243	205
Worldwide income before taxes	$6,810	3,667	85.7%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change
Consumer (1)	$1,588	1,525	4.1%
Pharmaceutical (2)	9,921	7,858	26.3
Medical Devices & Diagnostics (3)	7,069	3,991	77.1
Segments operating profit	18,578	13,374	38.9
Less: Expense not allocated to segments (4)	718	653
Worldwide income before taxes	$17,860	12,721	40.4%

(1) Includes litigation expense of $60 million recorded in the fiscal third quarter of 2014.
Includes a gain of $388 million from the divestiture of the K-Y® brand and litigation expense of $60 million recorded in the fiscal nine months of 2014. Includes a gain on the sale of intangible and other assets of $55 million recorded in the fiscal nine months of 2013.
(2) Includes an additional year of the Branded Prescription Drug Fee of $220 million recorded in the fiscal third quarter of 2014. Includes in-process research and development charge of $178 million recorded in the fiscal third quarter of 2013.
Includes an additional year of the Branded Prescription Drug Fee of $220 million recorded in the fiscal nine months of 2014. Includes litigation expense of $206 million, an in-process research and development charge of $178 million and a net gain of $400 million on equity investment transactions, primarily the sale of Elan American Depositary Shares, in the fiscal nine months of 2013.
(3) Includes a net gain of $1,948 million from the divestiture of the Ortho-Clinical Diagnostics business, Synthes integration/transaction costs of $167 million, litigation expense of $225 million and $126 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal third quarter of 2014. Includes Synthes integration/transaction costs of $122 million, litigation expense of $844 million and $35 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal third quarter of 2013.
Includes a net gain of $1,948 million from the divestiture of the Ortho-Clinical Diagnostics business, Synthes integration/transaction costs of $429 million, litigation expense of $501 million and $126 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal nine months of 2014. Includes Synthes integration/transaction costs of $502 million, litigation expense of $1,564 million, an in-process research and development charge of $64 million and $117 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal nine months of 2013.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change
United States	$8,842	7,925	11.6%
Europe	4,446	4,478	(0.7)
Western Hemisphere, excluding U.S.	1,820	1,842	(1.2)
Asia-Pacific, Africa	3,359	3,330	0.9
Total	$18,467	17,575	5.1%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 28, 2014	September 29, 2013	Percent Change
United States	$26,178	23,896	9.5%
Europe	14,387	13,631	5.5
Western Hemisphere, excluding U.S.	5,378	5,530	(2.7)
Asia-Pacific, Africa	10,134	9,900	2.4
Total	$56,077	52,957	5.9%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

Subsequent to the quarter, on September 30, 2014, the Company announced a definitive agreement to acquire Alios BioPharma, Inc., a privately-held, clinical stage biopharmaceutical company focused on developing therapies for viral diseases, for approximately $1.75 billion in cash. The closing is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The transaction is expected to close during the fiscal fourth quarter of 2014.

During the fiscal third quarter of 2014, the Company completed the divestiture of its Ortho-Clinical Diagnostics business to The Carlyle Group, for approximately $4.0 billion. The Company recorded a pre-tax net gain of approximately $1.9 billion in the fiscal third quarter of 2014.
Ortho-Clinical Diagnostics' results are included in the Company's Medical Devices and Diagnostics segment pre-tax profit.
As of September 28, 2014 the assets classified as held for sale relating to the Ortho-Clinical Diagnostics companies in countries that have not completely closed due to local regulatory requirements were $43 million of inventory, classified as prepaid expenses and other on the Consolidated Balance Sheet and $114 million of property plant and equipment, classified as other assets on the Consolidated Balance Sheet.

Additionally, during the fiscal third quarter of 2014, the Company completed the acquisition of Covagen AG, a privately-held, biopharmaceutical company specializing in the development of multispecific protein therapeutics through the FynomAb® technology platform.

During the fiscal second quarter of 2014, McNEIL-PPC, Inc., a subsidiary of Johnson & Johnson, completed the divestiture of the K-Y® brand to Reckitt Benckiser Group PLC in the U.S. and certain other markets.  The gain on the divestiture in the countries that have closed was $388 million and was recognized in Other (income) expense, net in the fiscal nine months of 2014.

During the fiscal third quarter of 2013, the Company completed the acquisition of Aragon Pharmaceuticals, Inc., a privately-held, pharmaceutical discovery and development company focused on drugs to treat hormonally-driven cancers.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 28, 2014, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions.

In the Company's opinion, based on its examination of these matters, its experience to date, and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution in any reporting period of one or more of these matters, either alone or in the aggregate, may have a material adverse effect on the Company's results of operations and cash flows for that period.

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

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, and RISPERDAL®. As of September 28, 2014, in the U.S. there were approximately 12,300 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 6,900 with respect to the PINNACLE® Acetabular Cup System, 35,600 with respect to pelvic meshes, and 1,000 with respect to RISPERDAL®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. We expect the number of pending lawsuits to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada and Australia. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR™ Hip System plaintiffs to establish a program to settle claims with eligible ASR patients in the United States who had surgery to replace their ASR hip, known as revision surgery, as of August 31, 2013. The U.S. settlement is valued at approximately $2.5 billion, based on an estimate of 8,000 patients participating in the program. This settlement program is expected to bring to a close significant ASR litigation activity in the U.S. However, many lawsuits in the U.S. will remain, and the settlement program does not address litigation outside of the U.S. The Company continues to receive information with respect to potential costs associated with this recall on a worldwide basis. During the fiscal third quarter of 2014, the Company increased its accruals for the DePuy ASR™ Hip program and related product liability litigation based on additional information. Updates to these accruals may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established an accrual to cover defense costs in connection with product liability litigation associated with RISPERDAL®. Changes to this accrual may be required in the future as additional information becomes available.

INTELLECTUAL PROPERTY

Certain subsidiaries of Johnson & Johnson are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the coverage and/or validity of the patents on various products. Although these subsidiaries believe that they have substantial defenses to these challenges with respect to all material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could potentially adversely affect the ability of these subsidiaries to sell their products, or require the payment of past damages and future royalties. The most significant of these matters are described below.

Medical Devices and Diagnostics

In January 2010, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation (now Covidien plc) filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that several features of some of EES's HARMONIC® shears infringed three Tyco patents. The case was tried in July 2012, and in March 2013, the Court ruled that some of EES's HARMONIC® shears infringed Tyco's patents and ordered EES to pay damages of approximately $176 million, but declined to order injunctive relief. EES appealed the decision to the United States Court of Appeals for the Federal Circuit. Oral argument on appeal took place in September 2014 and the parties are awaiting a decision. The Company believes EES has strong arguments supporting its appeal. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the case. In July 2014, Covidien filed another patent infringement lawsuit against EES in the United States District Court for the District of Connecticut seeking damages and a preliminary injunction, alleging that several features of EES's newest version of its harmonic scalpel, the HARMONIC ACE®+ 7 Shears, infringed the three Tyco patents asserted in the previous case. In August 2014, Covidien amended its complaint to include the HARMONIC ACE®+ Shears. Covidien brought a motion for a preliminary injunction against the HARMONIC ACE®+ 7 Shears. In October 2014, the District Court entered a decision granting Covidien's motion for a preliminary injunction. EES appealed the decision and sought a stay of the preliminary injunction from the Court of Appeals for the Federal Circuit. The Court of Appeals granted EES an interim stay and lifted the injunction while briefing on a long-term stay takes place. Briefing on the appeal of the injunction will continue.

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

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE®ADVANCE® and ACUVUE® OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the Chang patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringes the '327 patent. Rembrandt appealed, and in August 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt asked the District Court to grant it a new trial based on alleged new evidence, and in July 2014, the District Court denied Rembrandt’s motion. In October 2014, the District Court denied a motion by Rembrandt to re-open discovery.

In December 2009, the State of Israel filed a lawsuit in the District Court in Tel Aviv Jaffa against Omrix Biopharmaceuticals, Inc. and various affiliates (Omrix). In the lawsuit, the State claims that an employee of a government-owned hospital was the inventor on several patents related to fibrin glue technology that the employee developed while he was a government employee. The State claims that he had no right to transfer any intellectual property to Omrix because it belongs to the State. The State is seeking damages plus royalties on QUIXIL™ and EVICEL® products, or alternatively, transfer of the patents to the State. The first mediation session was held in September 2014.

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, Instacare Corp and Conductive Technologies (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters. Shasta has alleged that the three LifeScan patents-in-suit are invalid. Shasta also challenged the validity of the asserted patents in the United States Patent and Trademark Office (USPTO) and the patent infringement case has been stayed pending the outcome of the validity proceedings. The validity of two of the patents was confirmed by the USPTO and in August 2014, the USPTO determined that the third patent, U.S. Patent No. 7,250,105 (the '105 patent), is invalid. LifeScan is appealing that decision. The patent case has resumed on the two other patents. In April 2013, Shasta brought counterclaims for alleged antitrust violations and false advertising and those claims have been stayed pending resolution of the patent infringement case. In May 2014, LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina alleging that the making and marketing of Unistrip’s strips infringe the same patents asserted against Shasta above. That case has been stayed pending the outcome of the appeal of the USPTO's decision on the validity of the '105 patent. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan's strips.

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

In May 2012, Medtronic MiniMed, Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, Medtronic MiniMed) filed a patent infringement lawsuit against Animas Corporation (Animas) in the United States District Court for the Central District of California alleging that Animas's OneTouch® Ping® Glucose Management System and the IR 1250, IR 2020 and IR 2000 insulin pumps infringe nine of their patents. Medtronic MiniMed since withdrew two of the patents from the lawsuit and is seeking monetary damages and injunctive relief with respect to the remaining patents. In July 2014, Animas entered into a settlement of this lawsuit.

In September 2012, Bonutti Skeletal Innovations LLC (Bonutti), a non-practicing entity, filed a patent infringement lawsuit against DePuy Mitek, LLC, The DePuy Institute, LLC, DePuy, Inc. (now DePuy Synthes, Inc.) and DePuy Orthopaedics, Inc. (collectively, DePuy) in the United States District Court for the District of Massachusetts, alleging that DePuy’s manufacture, sale and/or method of using the SIGMA® Family of Partial and Total Knee Systems and the LCS® COMPLETE™ Knee System willfully infringe three of Bonutti’s patents. Bonutti also alleges that the method of using certain of DePuy’s suture anchors willfully infringe four of Bonutti’s other patents. Discovery is underway. In August 2014, the parties entered into a settlement of the portion of the lawsuit relating to suture anchors.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that all of Cordis's sales of the CYPHER® and CYPHER SELECT™ Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents.  Medinol is seeking damages and attorney's fees. After trial in January 2014, the

District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims, and Medinol did not appeal the decision. In September 2014, the District Court denied a motion by Medinol to vacate the judgment. Medinol is appealing this decision.

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

In June 2014, My Health, Inc. (My Health) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the Eastern District of Texas, alleging LifeScan's OneTouch® Verio®IQ Blood Glucose Monitoring System infringes My Health's patent related to a method for monitoring and treating patients. In August 2014, LifeScan filed a motion to dismiss the lawsuit. In October 2014, Lifescan filed an Inter Partes review proceeding in the United States Patent and Trademark Office seeking to invalidate My Health’s patent.

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

Also in August 2009, Abbott GmbH and Abbott Laboratories Limited (collectively now referred to as, AbbVie) brought a patent infringement lawsuit in The Federal Court of Canada alleging that STELARA® infringes Abbott GmbH's Canadian patent. A trial was held in December 2013 in the Canadian case. In January 2014, the Court ruled in favor of AbbVie, finding that the asserted claims were valid and infringed by STELARA®. JBI appealed that decision. In May 2014, AbbVie's motion for an injunction was granted in part, and JBI has also appealed that decision. In October 2014, the appellate court overturned the finding of liability, remanded the case to the trial court for re-trial, and lifted the injunction. In addition to the U.S. and Canadian litigations, in August 2012, AbbVie filed patent infringement lawsuits related to STELARA® in the Netherlands, Switzerland and Germany. In each of these cases, briefing has commenced or recently completed and hearings on the merits will take place later this year or early in 2015. In each of the above cases, AbbVie is seeking monetary damages and injunctive relief.

In March 2012, Noramco, Inc. (Noramco), a subsidiary of Johnson & Johnson, moved to intervene in three patent infringement lawsuits filed in the United States District Court for the Southern District of New York (SDNY) by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva) and Amneal Pharmaceuticals, LLC (Amneal). In February 2013, Noramco appeared on behalf of Noramco customers Watson Laboratories, Inc.- Florida and Andrx Labs, LLC (collectively, Watson/Andrx) in a similar lawsuit filed by Purdue in the SDNY. The lawsuits are in response to the defendants' respective Abbreviated New Drug Applications seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal and Watson/Andrx. In April 2013, Watson/Andrx entered into a settlement with Purdue. The trial against

Impax and Teva (as well as two parties not defended by Noramco) took place in September 2013, and Noramco defended Teva and Impax. In November 2013, Impax entered into a settlement with Purdue. In January 2014, the Court issued a decision invalidating the relevant Purdue patents. Purdue has appealed the decision.

In August 2012, Dr. James M. Swanson filed a lawsuit against ALZA Corporation (ALZA) in the Northern District of California seeking to be added as an inventor on three ALZA-owned patents relating to CONCERTA®. Alternatively, Dr. Swanson has alleged, among other things, that the patents-in-suit are invalid and/or unenforceable as a result of ALZA's alleged omission of Dr. Swanson as a named inventor on the patents. The lawsuit also includes claims of fraud, breach of fiduciary duty and unfair competition. Dr. Swanson is seeking damages and an award of unjust enrichment. ALZA filed a motion to dismiss Dr. Swanson's claims, as well as counterclaims for breach of contract and negligent misrepresentation. The Court granted the motion in part, and denied it in part. Discovery in the case is ongoing. ALZA filed a motion for summary judgment on the issue of inventorship, which is scheduled for hearing in November 2014.

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

REMICADE® Related Cases

In March 2013, Hospira Healthcare Corporation (Hospira) filed an impeachment proceeding against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to Janssen Biotech, Inc. (JBI). In October 2013, Kennedy, along with JBI, Janssen Inc. and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion Healthcare Co., Ltd., Celltrion Inc. (together, Celltrion) and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. Discovery in the patent action is ongoing. Trial has been scheduled for September 2016.

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its biosimilar version of REMICADE® in Canada, regardless of the pending patent action. In June 2014, Hospira received approval for its SEB to REMICADE®. In July 2014, Janssen Inc. (Janssen) filed a lawsuit to compel the Canadian Minister of Health to withdraw the Notice of Compliance for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. If the Notice of Compliance is withdrawn, Hospira would have to serve a Notice of Allegation and Janssen could commence an application to prohibit issuance of the Notice of Compliance until expiry of the relevant patent. A hearing has been scheduled for February 2015.

In September 2013, JBI and New York University Medical Center (NYU) received an Office Action from the United States Patent Office rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (the '471 patent) in a reexamination proceeding instituted by a third party.  The '471 patent is co-owned by JBI and NYU, and NYU granted JBI an exclusive license to NYU's rights under the patent. Currently, the '471 patent in the United States expires in September 2018. JBI responded to that rejection in December 2013 and in August 2014, JBI and NYU received a further rejection. JBI believes the '471 patent is valid and has responded to the latest Office Action to defend the patent, and if necessary, JBI will pursue all available appeals.

In March 2014, Celltrion filed a declaratory judgment lawsuit against JBI in the United States District Court for the District of Massachusetts seeking to invalidate the '471 patent and two other U.S. patents that relate to REMICADE® and are co-owned by JBI and NYU, and exclusively licensed to JBI (collectively, the Le patents). JBI moved to dismiss the case for lack of jurisdiction. Also in March 2014, Celltrion filed a lawsuit in the United States District Court for the Southern District of New York against Kennedy seeking to invalidate three patents owned by Kennedy (the Feldman patents). The Feldman patents are licensed to JBI and also relate to REMICADE®. In August 2014, Celltrion filed for FDA approval to make and sell its own biosimilar version of REMICADE®.

In August 2014, Hospira, Inc. (Hospira) filed a lawsuit in the United States District Court for the Southern District of New York against JBI, NYU, NYU Medical Center and Kennedy seeking to invalidate the Feldman patents. Hospira alleges that it has co-exclusive rights to market Celltrion's biosimilar version of REMICADE® in the United States if it is approved by the FDA. In October 2014, JBI, NYU and NYU Medical Center moved to dismiss this case or transfer it to the United States District Court for the District of Massachusetts.

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

In March 2013, Janssen filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,126,015 and 7,595,408. Discovery in this case is ongoing and a trial date is set for October 2015.

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

In June 2013, Janssen and G.D. Searle dismissed their claims relating to the patents owned by G.D. Searle against Lupin and Mylan, based on those parties’ agreement not to seek FDA approval of their respective ANDAs until the November 2017 expiration of the G.D. Searle patents. A trial regarding the remaining patents in the consolidated action was completed in April 2014. In August 2014, the Court issued a decision in favor of Janssen, holding that the asserted patents are valid and would be infringed by Lupin's and Mylan's marketing of their proposed products.

Janssen and G.D. Searle also filed patent infringement lawsuits against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals, Ltd. (collectively, Teva) in the United States District Court for the District of New Jersey in response to Teva's ANDA seeking approval to market a generic version of PREZISTA® before the expiration of certain patents relating to PREZISTA® that Janssen either owns or exclusively licenses from G.D. Searle. In March 2014, the parties entered into a settlement agreement and the lawsuits against Teva were dismissed.

In July 2014, Janssen filed a patent infringement lawsuit against Mylan in the United States District Court for the District of New Jersey, alleging infringement of United States Patent No. 8,153,829. Discovery in the case in ongoing.

Also in July 2014, Janssen Inc. and Janssen R&D Ireland filed a Notice of Application against Mylan Pharmaceuticals ULC in response to its Notice of Allegation seeking approval to market a generic version of PREZISTA® in Canada before the expiration of Canadian Patent No. 2,485,834.

In August 2014, Janssen filed patent infringement lawsuits against Cipla Ltd. and Cipla USA, Inc. (collectively, Cipla) in the United States District Courts for the Districts of New Jersey and Delaware in response to Cipla’s ANDA seeking approval to market a generic version of Janssen’s PREZISTA® product before the expiration of certain of Janssen’s patents relating to PREZISTA®. Cipla filed counterclaims seeking declarations of noninfringement and invalidity of the patents-in-suit.

In each of the above lawsuits, Janssen sought or is seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In June 2013, ALZA Corporation (ALZA) and Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against Par Pharmaceuticals, Inc. (Par), Osmotica Kereskedelmies Szolgaltato Kft (Osmotica), and Norwich Pharmaceuticals, Inc. (Norwich) in response to those parties' ANDAs seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). In addition, in September 2013, Par and Osmotica filed counterclaims against ALZA and JPI seeking declarations of invalidity and noninfringement of the patent-in-suit, and Norwich filed a motion to dismiss. Norwich was dismissed from the case in October 2013 based on its agreement to be bound by the outcome of the case with Osmotica. In March 2014, ALZA and JPI amended its complaint against Par and Osmotic to assert infringement of newly issued United States Patent No. 8,629,179 (the ‘179 patent). In June 2014, ALZA, JPI and Osmotica entered into a settlement of the action, and in September 2014, ALZA, JPI and Par entered into a settlement.

In May 2014, ALZA and JPI filed a patent infringement lawsuit in the United States District Court for the District of West Virginia against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (Mylan) in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of the ‘798 patent. Mylan filed counterclaims seeking declarations of invalidity and noninfringement of the patents-in-suit.

In June 2014, ALZA and JPI filed a patent infringement lawsuit in the District of Delaware against Sandoz, Inc. in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of the ‘798 and ‘179 patents. Sandoz filed counterclaims seeking declarations of invalidity, unenforceability, and noninfringement of the patents-in-suit.

In each of the above lawsuits, ALZA and/or JPI are seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the ‘798 and/or ‘179 patents.

NUCYNTA® AND NUCYNTA® ER

In July 2013, Janssen Pharmaceuticals, Inc. (JPI) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against Actavis Elizabeth LLC, Actavis Inc. and Actavis LLC (collectively, Actavis), as well as Alkem Laboratories Limited and Ascend Laboratories, LLC (collectively, Alkem).  The patent infringement claims against Actavis and Alkem relate to their respective ANDAs seeking approval to market a generic version of NUCYNTA® ER before the expiration of United States Reissue Patent No. 39,593 (the ‘593 patent), United States Patent No. 7,994,364 (the ‘364 patent) and, as to Actavis only, United States Patent No. 8,309,060 (the ‘060 patent).  The lawsuit also includes a patent infringement claim against Alkem in response to its ANDA seeking approval to market a generic version of NUCYNTA® before the expiration of the ‘593 and ‘364 patents. In December 2013, JPI filed an additional complaint in the District Court of New Jersey against Alkem asserting United States Patent No. 8,536,130 related to its ANDA seeking approval to market a generic version of NUCYNTA® ER. In August 2014, JPI amended the complaint against Alkem to add additional dosage strengths.

In October 2013, JPI received a Paragraph IV Notice from Sandoz, Inc. (Sandoz) with respect to NUCYNTA® related to the ‘364 patent, and a Paragraph IV Notice from Roxane Laboratories, Inc. (Roxane) with respect to NUCYNTA® related to the ‘364 and ‘593 patents.  In response to those notices, JPI filed an additional complaint in the United States District Court for the District of New Jersey against Roxane and Sandoz asserting the '364 patent against Sandoz and the ‘364 and ‘593 patents against Roxane. In April 2014, JPI and Sandoz entered into a joint stipulation of dismissal of the case against Sandoz, based on

Sandoz’s agreement not to enter the market prior to the expiration of the asserted patents. In June 2014, in response to a Paragraph IV Notice from Roxane with respect to NUCYNTA® ER, JPI filed a complaint asserting the ‘364 and ‘593 patents against Roxane.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases against certain subsidiaries of Johnson & Johnson have been settled, including the case in Alaska, which settled in April 2014, and a few state cases are still pending. The case filed by the Attorney General of Illinois had been set for trial in September 2014, but that trial has been adjourned and no new trial date has been set. In addition, an AWP case against the J&J AWP Defendants brought by the Attorney General of the Commonwealth of Pennsylvania was tried in Commonwealth Court in October and November 2010. The Court found in the Commonwealth's favor with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law (“UTPL”), entered an injunction, and awarded $45 million in restitution and $6.5 million in civil penalties. The Court found in the J&J AWP Defendants' favor on the Commonwealth's claims of unjust enrichment, misrepresentation/fraud, civil conspiracy, and on certain of the Commonwealth's claims under the UTPL. The J&J AWP Defendants appealed the Commonwealth Court's UTPL ruling, and in June 2014, the Pennsylvania Supreme Court vacated the judgment entered by the Commonwealth Court and remanded the case for further proceedings. Because the Company believes that the potential for an unfavorable outcome is not probable, it has not established an accrual with respect to the verdict.

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

Four states have remaining claims in litigation related to RISPERDAL®: one claim is on remand in Arkansas, the case in South Carolina is on appeal, and the cases in Kentucky and Mississippi have not progressed to trial. The Company has not accrued an amount equal to the judgment obtained in South Carolina. To the extent any state has an outstanding Medicaid-related claim not resolved by the settlements referenced above, the Company has accrued an amount approximately equal to what that state would have received if it had participated in the relevant federal settlement. State cases that went to judgment after trial are discussed below.

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

In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. In January 2013, the trial court awarded attorney fees of approximately $181 million. JPI and Johnson & Johnson appealed both awards to the Arkansas Supreme Court, and in March 2014, the Arkansas Supreme Court dismissed the State’s claim under the Arkansas Medicaid Fraud False Claims Act, as well as the approximately $1.2 billion in penalties, and reversed and remanded a claim under the Arkansas Deceptive Trade Practices Act. In April 2014, the Arkansas Supreme Court rejected a petition by the State for rehearing on the case. Trial on the remand of the case is scheduled for June 2015.

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

In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (the Companies) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the Companies. The District Court issued an order in August 2014 that publicly unsealed the United States' declination notice; however, the complaint in the matter remains under seal. In addition, in October 2013, a group of state Attorneys General issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.’s hip products. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation for a total payment of $4 million to the State of Oregon.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 45 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states.

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

In May 2013, Janssen Pharmaceuticals, Inc. (JPI) received a subpoena from the Atlanta Regional Office of the Department of Health and Human Services, Office of Inspector General, seeking production of documents and information regarding: (1) the sales, marketing and promotional practices, including the remuneration of healthcare providers, related to NUCYNTA® IR and NUCYNTA® ER; and (2) any studies, reports and/or complaints regarding the safety and/or actual or potential side effects of NUCYNTA® IR and NUCYNTA® ER. In October 2014, the United States Department of Justice (DOJ) informed JPI that the government's investigation stemmed from the filing of a qui tam complaint, that the DOJ had formally declined to intervene in the qui tam action, and that the DOJ was closing its investigation related to NUCYNTA® IR and NUCYNTA® ER.

In recent years, Johnson & Johnson has received numerous requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.

GENERAL LITIGATION

In September 2006, Johnson & Johnson filed a lawsuit against Guidant Corporation (Guidant) in the United States District Court for the Southern District of New York, alleging that Guidant breached provisions of a merger agreement between Johnson & Johnson and Guidant. Johnson & Johnson is seeking to recover substantial damages for the breach. In June 2011, Guidant filed a motion for summary judgment, and in July 2014, the judge denied Guidant’s motion. The trial is scheduled to begin in November 2014.

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

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing is scheduled for October 2015.

In August 2014, United States Customs and Border Protection issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Shareholder Derivative Action

In September 2011, two shareholder derivative lawsuits were filed in the United States District Court for the District of New Jersey by Donovan Spamer and The George Leon Family Trust naming current and former directors of Johnson & Johnson as defendants and Johnson & Johnson as the nominal defendant. These lawsuits allege that the defendants breached their fiduciary duties in their decisions with respect to the compensation of the Chief Executive Officer during the period from 2008 through 2011, and that the defendants made misleading statements in the Company's annual proxy statements. Both of these lawsuits were voluntarily dismissed without prejudice, but a similar lawsuit, The George Leon Family Trust v. Coleman, was refiled in July 2012. That lawsuit sought a variety of relief, including monetary damages, injunctive relief, and corporate governance reforms. In June 2013, the Board of Directors of Johnson & Johnson (the Board) received a report prepared by special, independent counsel to the Board, which investigated the allegations contained in the derivative actions filed by Donovan Spamer and by The George Leon Family Trust, and in several shareholder demand letters that the Board received in 2011 and 2012 raising similar issues. The report recommended that Johnson & Johnson reject the shareholder demands and take whatever steps are necessary or appropriate to secure dismissal of the derivative litigation. The Board unanimously adopted the report's recommendations.

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal nine months of 2014, worldwide sales were $56.1 billion, a total increase of 5.9%, including operational growth of 6.8% as compared to 2013 fiscal nine months sales of $53.0 billion. Currency fluctuations had a negative impact of 0.9% for the fiscal nine months of 2014. Worldwide sales for the fiscal nine months of 2013 were positively impacted by an adjustment to previous estimates for Managed Medicaid rebates under the Affordable Care Act, primarily related to new data received from the states in the fiscal first quarter of 2013. This negatively impacted the worldwide sales growth for the fiscal nine months of 2014 by 0.4% as compared to 2013. In the fiscal nine months of 2014, sales of the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a positive impact of 3.4% and the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 1.1% on the worldwide operational growth.

Sales by U.S. companies were $26.2 billion in the fiscal nine months of 2014, which represented an increase of 9.5% as compared to the prior year. Sales by international companies were $29.9 billion, which represented a total increase of 2.9%, including an operational increase of 4.6%, and a negative currency impact of 1.7% as compared to the fiscal nine months sales of 2013.

Sales by companies in Europe achieved growth of 5.5%, including operational growth of 3.3%, and a positive currency impact of 2.2%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 2.7%, including operational growth of 5.7%, offset by a negative currency impact of 8.4%. Sales by companies in the Asia-Pacific, Africa region achieved sales growth of 2.4%, including operational growth of 5.8%, and a negative currency impact of 3.4%.

For the fiscal third quarter of 2014, worldwide sales were $18.5 billion, a total increase of 5.1%, including operational growth of 5.8% as compared to 2013 fiscal third quarter sales of $17.6 billion. Currency fluctuations had a negative impact of 0.7% for the fiscal third quarter of 2014. In the fiscal third quarter of 2014 sales of the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a positive impact of 4.3% and the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 2.6% on the worldwide operational growth.

Sales by U.S. companies were $8.8 billion in the fiscal third quarter of 2014, which represented an increase of 11.6% as compared to the prior year. Sales by international companies were $9.6 billion, a decline of 0.3%, including operational growth of 1.0%, offset by a negative currency impact of 1.3% as compared to the fiscal third quarter sales of 2013.

Sales by companies in Europe experienced a decline of 0.7%, which included an operational decrease of 0.8%, and a positive currency impact of 0.1%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 1.2%, including operational growth of 3.5%, offset by a negative currency impact of 4.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 0.9%, including operational growth of 2.0% partially offset by a negative currency impact of 1.1%.

U.S. Health Care Reform

On July 28, 2014, the Internal Revenue Service issued final regulations for the Branded Prescription Drug Fee, an annual non-tax deductible fee imposed on entities engaged in the business of manufacturing or importing branded prescription drugs (covered entities) enacted by section 9008 of the Patient Protection and Affordable Care Act. The final regulations accelerated the expense recognition criteria for the fee obligation by one year, from the year in which the fee is paid to the year in which the sales used to calculate the fee occur. This change impacted covered entities and resulted in the need for all entities to record an additional expense in 2014 for the fee that would have otherwise been expensed when paid in 2015. Johnson & Johnson has accrued an additional $220 million in the fiscal third quarter of 2014 due to this change. The fee associated with this accelerated expense will be paid, as scheduled in 2015 and therefore has no cash impact in 2014.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the fiscal nine months of 2014 were $10.9 billion, a decrease of 0.5% as compared to the same period a year ago, including an operational increase of 1.1% offset by a negative currency impact of 1.6%. U.S. Consumer segment sales decreased by 2.5%. International Consumer segment sales increased by 0.6%, including operational growth of 3.0% and a negative currency impact of 2.4%.

Major Consumer Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
OTC	$3,033	$2,949	2.8%	3.9%	(1.1)%
Skin Care	2,802	2,734	2.5	3.2	(0.7)
Baby Care	1,715	1,710	0.3	3.6	(3.3)
Oral Care	1,233	1,204	2.4	3.8	(1.4)
Wound Care/Other	1,113	1,127	(1.2)	(0.8)	(0.4)
Women’s Health	994	1,220	(18.5)	(15.0)	(3.5)
Total Consumer Sales	$10,890	$10,944	(0.5)%	1.1%	(1.6)%

Consumer segment sales in the fiscal third quarter of 2014 were $3.6 billion, a decrease of 0.6% as compared to the same period a year ago, including an operational increase of 0.3% offset by a negative currency impact of 0.9%. U.S. Consumer segment sales decreased by 4.2%. International Consumer segment sales increased by 1.3%, including operational growth of 2.6% and a negative currency impact of 1.3%.

Major Consumer Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
OTC	$1,019	$975	4.5%	5.7%	(1.2)%
Skin Care	920	924	(0.4)	0.0	(0.4)
Baby Care	563	560	0.5	1.6	(1.1)
Oral Care	409	395	3.5	3.7	(0.2)
Wound Care/Other	353	349	1.1	1.1	0.0
Women’s Health	325	408	(20.3)	(18.3)	(2.0)
Total Consumer Sales	$3,589	$3,611	(0.6)%	0.3%	(0.9)%

The OTC franchise achieved operational growth of 5.7% as compared to the prior year fiscal third quarter driven by upper respiratory and analgesics products.

The Skin Care franchise operational growth was flat as compared to the prior year. Sales growth of NEUTROGENA® and DABAO® products were partially offset by lower sales of CLEAN & CLEAR ® and RoC ® products.

The Baby Care franchise achieved operational growth of 1.6% as compared to the prior year, primarily due to sales growth of haircare and wipes.

The Oral Care franchise achieved operational growth of 3.7% as compared to the prior year. The growth was driven by increased sales of LISTERINE®, as a result of new product launches and successful marketing campaigns.

The Wound Care/Other franchise achieved operational growth of 1.1% as compared to the prior year, due to increased sales of NEOSPORIN®.

The Women’s Health franchise experienced an operational decline of 18.3% as compared to the prior year, primarily due to the divestiture of women's sanitary protection products in the U.S., Canada and Caribbean, which was completed in the fiscal fourth quarter of 2013. This was partially offset by growth in emerging markets.

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2014 were $24.3 billion, a total increase of 16.7% as compared to the same period a year ago, with an operational increase of 17.4% and a negative currency impact of 0.7%. U.S. Pharmaceutical sales increased by 25.8% as compared to the same period a year ago. International Pharmaceutical sales increased by 7.7%, including operational growth of 9.1% and a negative currency impact of 1.4%. In the fiscal nine months of 2013, Pharmaceutical segment sales included a positive adjustment to previous estimates for Managed Medicaid rebates. This negatively impacted 2014 fiscal nine months Pharmaceutical operational sales growth by 1.1%. In the fiscal nine months of 2014 sales of the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a positive impact of 8.4% on the operational growth of the Pharmaceutical segment.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Nine Months Ended*

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
Total Immunology	$7,615	$6,788	12.2%	13.1%	(0.9)%
REMICADE®	5,196	4,961	4.7	5.7	(1.0)
SIMPONI®/SIMPONI® ARIA™	841	678	24.0	25.3	(1.3)
STELARA®	1,527	1,087	40.5	40.3	0.2
Other Immunology	51	62	(17.7)	(13.8)	(3.9)
Total Infectious Diseases	4,523	2,606	73.6	73.7	(0.1)
EDURANT®	275	163	68.7	66.1	2.6
INCIVO®	221	410	(46.1)	(45.6)	(0.5)
OLYSIO®/SOVRIAD®	1,981	—	**	**	0.0
PREZISTA®	1,383	1,212	14.1	13.9	0.2
Other Infectious Diseases	663	821	(19.2)	(18.7)	(0.5)
Total Neuroscience	4,836	5,016	(3.6)	(2.6)	(1.0)
CONCERTA®/methylphenidate	430	613	(29.9)	(28.3)	(1.6)
INVEGA®	479	429	11.7	12.5	(0.8)
INVEGA® SUSTENNA®/XEPLION®	1,170	898	30.3	30.1	0.2
RISPERDAL® CONSTA®	896	997	(10.1)	(9.9)	(0.2)
Other Neuroscience	1,861	2,079	(10.5)	(8.6)	(1.9)
Total Oncology	3,245	2,660	22.0	22.5	(0.5)
VELCADE®	1,200	1,136	5.6	7.1	(1.5)
ZYTIGA®	1,642	1,203	36.5	36.1	0.4
Other Oncology	403	321	25.5	25.9	(0.4)
Total Other	4,095	3,759	8.9	9.3	(0.4)
PROCRIT®/EPREX®	936	1,057	(11.4)	(11.3)	(0.1)
XARELTO®	1,094	593	84.5	84.5	0.0
Other	2,065	2,109	(2.1)	(1.5)	(0.6)
Total Pharmaceutical Sales	$24,314	$20,829	16.7%	17.4%	(0.7)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Pharmaceutical segment sales in the fiscal third quarter of 2014 were $8.3 billion, a total increase of 18.1% as compared to the same period a year ago, with an operational increase of 18.7% and a negative currency impact of 0.6%. U.S. Pharmaceutical sales increased by 33.1% as compared to the same period a year ago. International Pharmaceutical sales increased by 2.8%, including operational growth of 4.1% and a negative currency impact of 1.3%. In the fiscal third quarter of 2014 sales of the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a positive impact of 10.7% on the operational growth of the Pharmaceutical segment.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Third Quarters Ended*

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
Total Immunology	$2,641	$2,343	12.7%	13.3%	(0.6)%
REMICADE®	1,782	1,689	5.5	6.1	(0.6)
SIMPONI®/SIMPONI® ARIA™	300	266	12.8	13.8	(1.0)
STELARA®	543	370	46.8	47.0	(0.2)
Other Immunology	16	18	(11.1)	(11.8)	0.7
Total Infectious Diseases	1,561	821	90.1	90.3	(0.2)
EDURANT®	102	64	59.4	58.8	0.6
INCIVO®	38	76	(50.0)	(49.1)	(0.9)
OLYSIO®/SOVRIAD®	796	—	**	**	0.0
PREZISTA®	446	410	8.8	8.9	(0.1)
Other Infectious Diseases	179	271	(33.9)	(32.6)	(1.3)
Total Neuroscience	1,571	1,592	(1.3)	(0.5)	(0.8)
CONCERTA®/methylphenidate	135	142	(4.9)	(3.3)	(1.6)
INVEGA®	156	147	6.1	6.8	(0.7)
INVEGA® SUSTENNA®/XEPLION®	403	324	24.4	24.7	(0.3)
RISPERDAL® CONSTA®	284	326	(12.9)	(12.3)	(0.6)
Other Neuroscience	593	653	(9.2)	(8.1)	(1.1)
Total Oncology	1,112	981	13.4	14.4	(1.0)
VELCADE®	389	404	(3.7)	(2.0)	(1.7)
ZYTIGA®	568	464	22.4	22.8	(0.4)
Other Oncology	155	113	37.2	38.3	(1.1)
Total Other	1,422	1,299	9.5	9.9	(0.4)
PROCRIT®/EPREX®	307	344	(10.8)	(10.5)	(0.3)
XARELTO®	414	246	68.3	68.3	0.0
Other	701	709	(1.1)	(0.5)	(0.6)
Total Pharmaceutical Sales	$8,307	$7,036	18.1%	18.7%	(0.6)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%

Immunology products achieved operational sales growth of 13.3% as compared to the same period a year ago. Increased sales of STELARA® (ustekinumab) and SIMPONI®/SIMPONI® ARIA™ (golimumab) were primarily due to market growth and market share gains. REMICADE® (infliximab) growth was primarily due to market growth. The patents for REMICADE® in certain countries in Europe (Germany, Spain, United Kingdom, Sweden, Austria, Belgium, Switzerland, Denmark, France, Greece, Italy, Luxembourg and the Netherlands) expire in February 2015. If a biosimilar version of REMICADE® were to be introduced to the market, loss of exclusivity would likely result in a reduction in sales. See Note 11 to the Consolidated Financial Statements for legal matters regarding the REMICADE®patents.

Infectious disease products achieved operational sales growth of 90.3% as compared to the same period a year ago. Major contributors to the growth were the recent launch of OLYSIO®/SOVRIAD® (simeprevir); PREZISTA® (darunavir), due to market growth and increased script share; and sales of EDURANT® (rilpivirine). This was partially offset by lower sales of INCIVO® (telaprevir), due to competitive pressures, and lower sales of vaccine products. The recent approval of a competitive product for OLYSIO®/SOVRIAD® (simeprevir) is expected to have a significant negative impact on future sales of OLYSIO®/SOVRIAD® (simeprevir).

Neuroscience products experienced an operational decline of 0.5% as compared to the same period a year ago. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA® (paliperidone palmitate) were partially offset by lower sales of RISPERDAL® CONSTA® (risperidone). Additionally, a decline in CONCERTA®/methylphenidate sales was due to continued generic competition.

Oncology products achieved strong operational sales growth of 14.4% as compared to the same period a year ago. Major contributors to the growth were strong sales of ZYTIGA®(abiraterone acetate), as well as the recent launch of IMBRUVICA® (ibrutinib). Sales of VELCADE® (bortezomib) were negatively impacted by the timing of tenders.

In the fiscal third quarter of 2014, Other Pharmaceutical sales achieved operational sales growth of 9.9% as compared to the same period a year ago. Strong sales of XARELTO®(rivaroxaban) and INVOKANA®(canagliflozin) were partially offset by lower sales of ACIPHEX®(rabeprazole sodium) due to the expiration of the U.S. patent exclusivity period and the termination of the co-promotion agreement with Eisai Inc.

Medical Devices and Diagnostics
Medical Devices and Diagnostics segment sales in the fiscal nine months of 2014 were $20.9 billion, a decrease of 1.5% as compared to the same period a year ago, including an operational decline of 0.6% and a negative currency impact of 0.9%. U.S. Medical Devices and Diagnostics sales decreased 3.1%. International Medical Devices and Diagnostics sales decreased by 0.1%, including operational growth of 1.5% offset by a negative currency impact of 1.6%. In the fiscal nine months of 2014, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 2.3% on the operational growth of the Medical Devices and Diagnostics segment.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Nine Months Ended*

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
Orthopaedics	$7,234	$7,053	2.6%	3.0%	(0.4)%
Surgical Care	4,604	4,630	(0.6)	0.4	(1.0)
Specialty Surgery/Other	2,637	2,575	2.4	3.6	(1.2)
Vision Care	2,172	2,218	(2.1)	(0.1)	(2.0)
Cardiovascular Care	1,650	1,543	6.9	7.8	(0.9)
Diabetes Care	1,628	1,746	(6.8)	(6.1)	(0.7)
Diagnostics	948	1,419	(33.2)	(32.4)	(0.8)
Total Medical Devices and Diagnostics Sales	$20,873	$21,184	(1.5)%	(0.6)%	(0.9)%
* Prior year amounts have been reclassified to conform to current year presentation. Infection Prevention is included in Specialty Surgery/Other.

Medical Devices and Diagnostics segment sales in the fiscal third quarter of 2014 were $6.6 billion, a decrease of 5.2% as compared to the same period a year ago, with an operational decrease of 4.6% and a negative currency impact of 0.6%. U.S. Medical Devices and Diagnostics sales decreased 6.5%. International Medical Devices and Diagnostics sales decreased by 4.0%, including an operational decrease of 2.8% and a negative currency impact of 1.2%. In the fiscal third quarter of 2014, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 6.2% on the operational growth of the Medical Devices and Diagnostics segment.

Major Medical Devices and Diagnostics Franchise Sales — Fiscal Third Quarters Ended*

(Dollars in Millions)	September 28, 2014	September 29, 2013	Total Change	Operations Change	Currency Change
Orthopaedics	$2,344	$2,283	2.7%	2.9%	(0.2)%
Surgical Care	1,521	1,534	(0.8)	0.0	(0.8)
Specialty Surgery/Other	858	846	1.4	2.2	(0.8)
Vision Care	704	748	(5.9)	(4.5)	(1.4)
Diabetes Care	558	557	0.2	1.3	(1.1)
Cardiovascular Care	542	501	8.2	9.0	(0.8)
Diagnostics	44	459	(90.4)	(90.1)	(0.3)
Total Medical Devices and Diagnostics Sales	$6,571	$6,928	(5.2)%	(4.6)%	(0.6)%
* Prior year amounts have been reclassified to conform to current year presentation. Infection Prevention is included in Specialty Surgery/Other.

The Orthopaedics franchise achieved operational sales growth of 2.9% as compared to the prior year fiscal third quarter. Growth was primarily driven by sales of trauma, sports medicine, knee and hip products. Growth was negatively impacted by continued pricing pressures.

The Surgical Care franchise was flat operationally as compared to the prior year fiscal third quarter. The success of the ECHELON FLEX™ powered ENDOPATH® Stapler outside the U.S. was offset by lower sales of women's health and urology products, due to the Company's decision to exit from certain women's health products and U.S. pricing pressure.

The Specialty Surgery/Other franchise achieved operational sales growth of 2.2% as compared to the prior year fiscal third quarter. Growth was primarily attributable to new product launches and market growth for biosurgical and energy products partially offset by competitive pressures for ACCLARENT®, MENTOR® and STERILMED® products in the U.S.

The Vision Care franchise experienced an operational sales decline of 4.5% as compared to the prior year fiscal third quarter primarily due to increased competition and pricing pressures in the U.S. and Asia Pacific region.

The Diabetes Care franchise achieved operational sales growth of 1.3% as compared to the prior year fiscal third quarter. The U.S. benefited from a favorable pricing adjustment within the managed care channel in the fiscal third quarter of 2014. Additionally, volume growth was partially offset by lower prices primarily related to competitive bidding.

The Cardiovascular Care franchise achieved operational sales growth of 9.0% as compared to the prior year fiscal third quarter due to strong sales growth of Biosense Webster products in all major regions.

The Diagnostics franchise experienced an operational sales decline of 90.1% as compared to the prior year fiscal third quarter. The decline was due to the divestiture of the Ortho-Clinical Diagnostics business (the Diagnostics franchise) to The Carlyle Group on June 30, 2014.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2014 increased to $17.9 billion as compared to $12.7 billion in the fiscal nine months of 2013, an increase of 40.4%. The increase in earnings before provision for taxes of $5.2 billion was primarily due to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive mix from higher sales of higher margin products in the Pharmaceutical business, divestitures of lower margin businesses and cost reduction efforts across many of the businesses. Additionally, the fiscal nine months of 2014 included higher net gains on divestitures of $2.3 billion, primarily the divestiture of the Ortho-Clinical Diagnostics business, lower litigation expense of $1.2 billion, lower in-process research and development costs of $0.2 billion and lower Synthes integration/transaction costs of $0.1 billion as compared to the fiscal nine months of 2013. This was partially offset by the inclusion of an additional year of the Branded Prescription Drug Fee of $0.2 billion in 2014. The fiscal nine months of 2013 included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, and a gain of $0.1 billion on the sale of intangible and other assets.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2014 increased to $6.8 billion as compared to $3.7 billion in the fiscal third quarter of 2013, an increase of 85.7%. The increase in earnings before provision for taxes of $3.1 billion was primarily due to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive mix from higher sales of higher margin products in the Pharmaceutical business, divestitures of lower margin businesses and cost reduction efforts across many of the businesses. Additionally, the fiscal third quarter of 2014 included higher net gains on divestitures of $2.0 billion, primarily the divestiture of the Ortho-Clinical Diagnostics business, lower litigation expense of $0.6 billion and lower in-process research and development costs of $0.2 billion as compared to the fiscal third quarter of 2013. This was partially offset by the inclusion of an additional year of the Branded Prescription Drug Fee of $0.2 billion in 2014 and higher costs of $0.1 billion related to the DePuy ASR™ Hip program and Synthes integration/transaction costs.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2014 decreased to 30.1% from 30.9% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal third quarter of 2014 decreased to 29.2% from 30.4% of sales as compared to the same period a year ago. The decrease in both periods was primarily due to positive mix from higher sales of higher margin products in the Pharmaceutical business, divestitures of lower margin businesses and cost improvements across many of the businesses. This was partially offset by pricing and the impact of the weakening of the Japanese yen as compared to the currencies where products are sourced. In addition, the fiscal nine months of 2013 included an inventory step-up charge of $0.1 billion related to the Synthes acquisition. The amortization expense for the fiscal nine months of 2014 and 2013 was $1,033 million and $980 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2014 decreased to 28.8% from 30.0% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2014 decreased to 29.6% from 30.2% of sales as compared to the same period a year ago. The decrease in both periods was due to leveraged costs resulting from growth in the Pharmaceutical business, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), and cost containment initiatives across many of the businesses. This was partially offset by the inclusion of an additional year of the Branded Prescription Drug Fee of $220 million in the fiscal third quarter of 2014.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal nine months of 2014 decreased to 10.5% from 10.9% of sales as compared to the same period a year ago. However research spending increased in absolute dollars to $5.9 billion as compared to $5.8 billion in the prior year. Worldwide costs of research and development activities for the fiscal third quarter of 2014 decreased to 11.0% from 11.6% of sales as compared to the same period a year ago. The reduction as a percent to sales in both periods was primarily due to timing of project spend as well as strong sales growth in the Pharmaceutical business.

In-Process Research and Development (IPR&D)

During the fiscal nine months of 2014, the Company recorded a charge of $22 million for the discontinuation of a development program related to Mentor and an impairment related to Synthes. During the fiscal nine months of 2013, the Company recorded a charge in the amount of $242 million primarily for the impairment of IPR&D related to CorImmun and Acclarent for the delay or discontinuation of certain development projects.

Interest (Income) Expense

Interest income was comparable in both the fiscal nine months and the fiscal third quarter of 2014 as compared to the same periods a year ago. A higher balance in cash, cash equivalents and marketable securities was offset by lower interest rates. The ending balance of cash, cash equivalents and marketable securities was $33.0 billion at the end of the fiscal third quarter of 2014 which is an increase of $7.8 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was due primarily to cash generated from operating activities.

Interest expense increased in both the fiscal nine months and the fiscal third quarter of 2014 as compared to the same periods a year ago due to a higher average debt balance. The higher average debt balance was primarily due to borrowings in December 2013 as the Company increased borrowings, capitalizing on favorable terms in the capital markets. This was partially offset by the maturity and retirement of short and long term debt. At the end of the fiscal third quarter of 2014, the Company’s debt position was $15.3 billion as compared to $15.1 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain equity securities of the Johnson & Johnson Development Corporation, gains and losses on the disposal of assets, currency gains and losses, acquisition-related costs, litigation settlements, as well as royalty income. The change in other (income) expense, net for the fiscal nine months of 2014 was favorable by $2.7 billion as compared to the same period a year ago. The fiscal nine months of 2014 was favorable as compared to the fiscal nine months of 2013 due to higher net gains on divestitures of $2.3 billion, primarily the divestiture of the Ortho-Clinical Diagnostics business, and lower litigation expense of $1.2 billion. This was partially offset by higher Synthes integration/transaction costs of $0.1 billion as compared to the fiscal nine months of 2013 and a $0.1 billion intangible asset write-down related to INCIVO® (telaprevir) in 2014. Additionally, the fiscal nine months of 2013 included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares and a gain of $55 million on the sale of intangible and other assets.
The change in other (income) expense, net for the fiscal third quarter of 2014 was favorable by $2.3 billion as compared to the same period a year ago. The fiscal third quarter of 2014 was favorable as compared to the fiscal third quarter of 2013 due to higher net gains of $2.0 billion, primarily on the divestiture of the Ortho-Clinical Diagnostics business, and lower litigation expense of $0.6 billion. This was partially offset by higher costs of $0.2 billion related to the DePuy ASR™ Hip program and Synthes integration/transaction costs as compared to the fiscal third quarter of 2013.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the fiscal nine months of 2014 was 14.6% versus 13.9% for the same period a year ago. The fiscal nine months of 2014 included a gain of $0.4 billion on the divestiture of the K-Y® brand as compared to the fiscal nine months of 2013, which included a gain of $0.1 billion on the sale of intangible and other assets. The increase was partially offset by higher selling, marketing and administrative expenses and $0.1 billion for litigation expense in 2014. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal third quarter of 2014 was 11.3% versus 12.9% for the same period a year ago. The lower pre-tax profit was impacted by $0.1 billion for litigation expense and higher selling, marketing and administrative expenses in the fiscal third quarter of 2014 versus the fiscal third quarter of 2013.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal nine months of 2014 was 40.8% versus 37.7% for the same period a year ago. The increase in the pre-tax profit was attributable to strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses. This was partially offset by $0.2 billion for an additional year of the Branded Prescription Drug Fee and a $0.1 billion intangible asset write-down related to INCIVO® (telaprevir). Additionally, the fiscal nine months of 2013 included a net gain of $0.4 billion on equity investment transactions, primarily the sale of Elan American Depositary Shares, and a positive adjustment of $0.2 billion to previous estimates for Managed Medicaid rebates partially offset by litigation expense of $0.2 billion and $0.2 billion for the impairment of IPR&D. Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal third quarter of 2014 was 39.1% versus 34.8% for the same period a year ago. The fiscal third quarter of 2014 was favorably impacted by strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses partially offset by $0.2 billion for an additional year of the Branded Prescription Drug Fee. Additionally, the fiscal third quarter of 2013 included $0.2 billion for the impairment of IPR&D.

Medical Devices and Diagnostics Segment

Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal nine months of 2014 was 33.9% versus 18.8% for the same period a year ago. The favorable pre-tax profit was primarily attributable to the net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business in 2014 and lower litigation expense of $1.1 billion as compared to 2013. Pre-tax profit for the Medical Devices and Diagnostics segment as a percent to sales in the fiscal third quarter of 2014 was 51.7% versus 13.8% for the same period a year ago. The favorable pre-tax profit was primarily attributable to the net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business in 2014 and lower litigation expense of $0.6 billion as compared to 2013.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal nine months of 2014 and 2013 were 22.7% and 18.9%, respectively. The higher effective tax rate in 2014 as compared to 2013 was primarily due to the divestiture of the Ortho-Clinical

Diagnostics business at an approximate 41% effective tax rate, litigation accruals at low tax rates, the accrual of an additional year of the Branded Prescription Drug Fee, which is not tax deductible, and additional U.S. tax expense related to a planned increase in dividends from current year foreign earnings as compared to the prior year. Also, the mix of earnings into higher tax jurisdictions, primarily the United States, increased the tax rate. Additionally, the 2014 tax rate was adversely impacted by the expiration, at year end 2013, of the U.S. Research & Development (R&D) tax credit and the Controlled Foreign Corporation (CFC) look-through provision as compared to 2013. The 2013 fiscal nine months tax rate included both the 2012 benefit and the 2013 benefit from the R&D tax credit and the CFC look-through provisions, because those provisions were enacted into law in January 2013 and were retroactive to January 1, 2012.

These increases to the year to date 2014 tax rate were partially offset by a tax benefit of $398 million associated with the Conor Medsystems divestiture. The tax rate was also reduced as the Company adjusted its unrecognized tax benefits as a result of (i) the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code (see Note 11 to the Consolidated Financial Statements for additional information), and (ii) a settlement of substantially all issues related to the Company's U.S. Internal Revenue Service audit of tax years 2006 - 2009.

As of September 28, 2014, the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits, which reflects the adjustments described above. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 29, 2013 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $13.8 billion at the end of the fiscal third quarter of 2014 as compared with $20.9 billion at the fiscal year end of 2013. The primary sources of cash were approximately $14.1 billion net cash generated from operating activities offset by $9.4 billion used by investing activities and $11.6 billion used by financing activities.

Cash flow from operations of $14.1 billion was the result of $13.8 billion of net earnings and $3.9 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation, asset write-downs and $1.1 billion related to deferred taxes and current and non-current assets and liabilities. Cash flow from operations was reduced by $4.7 billion related to accounts payable and accrued liabilities, inventories, account receivables and net gains on sale of assets/businesses.

Investing activities use of $9.4 billion of cash was primarily for net purchases of investments in marketable securities of $11.2 billion, additions to property, plant and equipment of $2.2 billion and acquisitions of $0.3 million partially offset by proceeds from the disposal of assets of $4.5 billion.

Financing activities use of $11.6 billion of cash was primarily for dividends to shareholders of $5.8 billion, net retirement of short and long-term debt of $2.9 billion and $4.4 billion for the repurchase of common stock. Financing activities also included a source of $1.4 billion of net proceeds from stock options exercised and associated tax benefits.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2014, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires September 17, 2015, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.
In the fiscal third quarter of 2014, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

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

On October 16, 2014, the Board of Directors declared a regular cash dividend of $0.70 per share, payable on December 9, 2014 to shareholders of record as of November 25, 2014. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $1.9 billion as of September 28, 2014 and approximately $2.3 billion as of December 29, 2013. Approximately $1.2 billion as of September 28, 2014 and approximately $1.3 billion as of December 29, 2013 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices and Diagnostics customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices and Diagnostics local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.7 billion at September 28, 2014 and $1.0 billion at December 29, 2013. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

The Venezuelan government has established or is in the process of establishing alternative systems and offerings of various foreign currency exchanges. Currently, the Company continues to have access to an official government rate of 6.3 Bolivares Fuertes to one U.S. dollar to settle imports of various products into Venezuela. Through the third quarter of 2014, the

Company has primarily utilized the official government rate of 6.3 Bolivares Fuertes to one U.S. dollar in preparing its financial statements. During the second fiscal quarter, the Company applied to settle an outstanding dividend payable at one of the alternative foreign exchange rates. As a result, the Company has applied this alternative exchange rate to translate certain transactions, as appropriate. As of September 28, 2014, the Company’s Venezuelan subsidiaries represented less than 0.5% of the Company's consolidated assets, liabilities, revenues and profits; therefore, the effect of a change in the exchange rate is not expected to have a material adverse effect on the Company's 2014 full-year results.
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

Risks and uncertainties include, but are not limited to: economic factors, such as interest rate and currency exchange rate fluctuations; competition, including technological advances, new products and patents attained by competitors; challenges inherent in new product development, including obtaining regulatory approvals; uncertainty of commercial success of new and existing products; challenges to patents; the impact of patent expirations; significant adverse litigation or government action including related to product liability claims; the impact of business combinations and divestitures; changes in behavior and spending patterns or financial distress of purchasers of health care products and services; changes to laws and regulations and domestic and foreign health care reforms; general industry conditions including trends toward health care cost containment; increased scrutiny of the health care industry by government agencies; financial instability of international economies and sovereign risk; disruptions due to natural disasters; manufacturing difficulties or delays, internally or within the supply chain; complex global supply chains with increasing regulatory requirements; and product efficacy or safety concerns resulting in product recalls or regulatory action.
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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2014. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2014 through July 27, 2014	3,892,054	103.69	—	—
July 28, 2014 through August 24, 2014	10,392,381	101.07	7,855,767	—
August 25, 2014 through September 28, 2014	9,254,424	104.54	9,226,419	—
Total	23,538,859		17,082,186	30,283,418
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

(1) During the fiscal third quarter of 2014, the Company repurchased an aggregate of 23,538,859 shares of Johnson & Johnson Common Stock in open-market transactions, of which 17,082,186 shares were purchased pursuant to the repurchase program that was publicly announced on July 21, 2014, and of which 6,456,673 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of September 28, 2014, an aggregate of 17,082,186 shares were purchased for a total of $1.8 billion since the inception of the repurchase program announced on July 21, 2014.

(3) As of September 28, 2014, the maximum number of shares that may yet be purchased under the plan is 30,283,418 based on the closing price of the Company’s Common Stock on the New York Stock Exchange on September 26, 2014 of $107.10 per share.

Item 6 — EXHIBITS
Exhibit 10.1 Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: October 30, 2014	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2014	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)