Form 10-K
period 2014-12-28
JOHNSON & JOHNSON
filed 2015-02-24
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014	Commission file number 1-3215
JOHNSON & JOHNSON
(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)
One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 524-0400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00 4.75% Notes Due November 2019 5.50% Notes Due November 2024	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $296 billion.
On February 17, 2015, there were 2,780,488,708 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III:	Portions of registrant’s annual report to shareholders for fiscal year 2014 (the "Annual Report").
Parts I and III:	Portions of registrant’s proxy statement for its 2015 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the "Proxy Statement").

PART I

Item 1.	BUSINESS
General
Johnson & Johnson and its subsidiaries (the "Company") have approximately 126,500 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 265 operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
The Company’s structure is based on the principle of decentralized management. The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices (previously referred to as Medical Devices and Diagnostics) business segments. Within the strategic parameters provided by the Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans, as well as the day-to-day operations of those companies, and each subsidiary within the business segments is, with some exceptions, managed by citizens of the country where it is located.
Segments of Business
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices. Additional information required by this item is incorporated herein by reference to the narrative and tabular descriptions of segments and operating results under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 18 “Segments of Business and Geographic Areas” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.
Consumer
The Consumer segment includes a broad range of products used in the baby care, oral care, skin care, over-the-counter pharmaceutical, women’s health and wound care markets. Baby Care includes the JOHNSON’S® Baby line of products. Oral Care includes the LISTERINE® product line. Major brands in Skin Care include the AVEENO®; CLEAN & CLEAR®; DABAO™; JOHNSON’S® Adult; LE PETITE MARSEILLAIS®; LUBRIDERM®; NEUTROGENA®; and RoC® product lines. Over-the-counter medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; BENADRYL® and ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and the PEPCID® line of heartburn products. Major brands in Women’s Health outside of North America are STAYFREE® and CAREFREE® sanitary pad and o.b.® tampon brands. Wound Care brands include the BAND-AID® Brand Adhesive Bandages and NEOSPORIN® First Aid product lines. The principal nutritional line is SPLENDA® No Calorie Sweetener. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.
Pharmaceutical
The Pharmaceutical segment is focused on five therapeutic areas, including immunology (e.g., rheumatoid arthritis, inflammatory bowel disease, psoriasis and pulmonary diseases), infectious diseases (e.g., HIV, hepatitis, respiratory infections, tuberculosis and vaccines), neuroscience (e.g., Alzheimer's disease, mood disorders, schizophrenia and pain), oncology (e.g., prostate cancer, multiple myeloma, hematologic malignancies and lung cancer), and cardiovascular and metabolic diseases (e.g., thrombosis and diabetes). Products in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI® (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA® (golimumab) an intravenous treatment for adults with moderate to severe rheumatoid arthritis; STELARA® (ustekinumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis; INCIVO® (telaprevir), for the treatment of hepatitis C; OLYSIO®/SOVRIAD®(simeprevir), for combination treatment of chronic hepatitis C in adult patients; PREZISTA® (darunavir), a treatment for HIV/AIDS; EDURANT® (rilpivirine), for the treatment of HIV; CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA® (paliperidone) extended-release tablets, for the treatment of schizophrenia and schizoaffective disorder; INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; RISPERDAL CONSTA® (risperidone long-acting injection), for the treatment of schizophrenia and the maintenance treatment of Bipolar I Disorder in adults; VELCADE® (bortezomib), a treatment for multiple myeloma; ZYTIGA® (abiraterone acetate), a treatment for metastatic castration-resistant prostate cancer; IMBRUVICA® (ibrutinib), an oral, once-daily therapy approved for use in treating certain B-cell malignancies, or blood cancers; PROCRIT® (epoetin alfa, sold outside the U.S. as EPREX®), to stimulate red blood cell production; XARELTO®  (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, for the treatment of DVT and PE, and for the reduction in the risk of recurrence of DVT and PE; and INVOKANA® (canagliflozin), for the treatment of adults with type 2 diabetes. Many of these products were developed in collaboration with strategic partners or are licensed from other companies.
Medical Devices
The Medical Devices (previously referred to as Medical Devices and Diagnostics) segment includes a broad range of products used in the orthopaedic, surgical care, specialty surgery, cardiovascular care, diagnostics, diabetes care, and vision care markets, which are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, and clinics. These include orthopaedic, trauma and neurological products; general surgery, biosurgical and energy products; products to treat cardiovascular disease; infection prevention products; diagnostics products; blood glucose monitoring and insulin delivery products; and disposable contact lenses. The Company completed the divestiture of its Ortho-Clinical Diagnostics business in June 2014.
Geographic Areas
The business of Johnson & Johnson is conducted by more than 265 operating companies located in 60 countries, including the U.S., which conduct business in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “- Segments of Business - Consumer,” “- Pharmaceutical” and “- Medical Devices.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include not only those developed in the United States, but also those developed by subsidiaries abroad.
Investments and activities in some countries outside the U.S. are subject to higher risks than comparable U.S. activities because the investment and commercial climate may be influenced by financial instability in international economies, restrictive economic policies and political and legal system uncertainties.
Raw Materials
Raw materials essential to the Company's business are generally readily available from multiple sources. Where there are exceptions, the temporary unavailability of those raw materials would not likely have a material adverse effect on the financial results of the Company.
Patents
The Company's subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own or are licensed under a number of patents relating to their products and manufacturing processes, which in the aggregate are believed to be of material importance to the Company in the operation of its businesses. Sales of the Company’s largest product, REMICADE® (infliximab), accounted for approximately 9.2% of the Company's total revenues for fiscal 2014. Accordingly, the patents related to this product are believed to be material to the Company.

There are two sets of patents related to REMICADE® (infliximab). The first set of patents is co-owned by Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, and NYU Langone Medical Center (NYU). Janssen Biotech, Inc. has an exclusive license to NYU's interests in the patents. Patents have been granted in the United States, certain countries in the European Union (certain of these patents have been extended by Supplementary Patent Certificates), and Australia. In the United States, the latest patent expires in September 2018. The patent expired in Canada in March 2012. In certain countries in Europe the patent was extended to February 2015 (Germany, Spain, United Kingdom, Sweden, Austria, Belgium, Switzerland, Denmark, France, Greece, Italy, Luxembourg and the Netherlands). In Australia, the patent expires in August 2015. In the United States, the patent expiring in 2018 is subject to reexamination proceedings instituted by a third party. Those proceedings are on-going.

The second set of patents related to REMICADE® was granted to the Kennedy Institute of Rheumatology in the United Kingdom in Europe, Canada, Australia and the United States. Janssen Biotech, Inc. has licenses (exclusive for human anti-TNF antibodies and semi-exclusive for non-human anti-TNF antibodies) to these patents that expire in 2017 outside of the United States and 2018 in the United States. The validity of these patents has been challenged. Certain claims have been invalidated and others are under review in various patent offices around the world and are also subject to litigation in Canada.

The Company does not expect that any additional extensions will be available for the patents related to REMICADE®. Loss of exclusivity will likely result in a reduction in sales as biosimilar versions of REMICADE® are introduced to the market.

For legal matters regarding the patents related to REMICADE® , see Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K, under the heading “Intellectual Property - Pharmaceutical - REMICADE® Related Cases”.

In addition to competing in the immunology market with REMICADE®, the Company is currently marketing STELARA® (ustekinumab), SIMPONI® (golimumab) and SIMPONI ARIA® (golimumab), next generation immunology products with remaining patent lives of up to nine years.
Trademarks
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
Competition
In all of their product lines, the Company's subsidiaries compete with companies both locally and globally, throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, both internally and externally sourced, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products is important to the Company’s success in all areas of its business. This also includes protecting the Company’s portfolio of intellectual property. The competitive environment requires substantial investments in continuing research. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.
Research and Development
Research activities represent a significant part of the Company’s businesses. Research and development expenditures relate to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities amounted to $8.5 billion, $8.2 billion and $7.7 billion for fiscal years 2014, 2013 and 2012, respectively. Major research facilities are located not only in the United States, but also in Belgium, Brazil, Canada, China, France, Germany, India, Israel, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom.
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
Regulation
Most of the Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the U.S., the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the "FDA") continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S.
The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care generally.
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
Further, the Company relies on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements that may affect sourcing, supply and pricing of materials used in the Company's products, and which are subject to lengthy regulatory approvals.
Available Information
The Company’s main corporate website address is www.jnj.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the "SEC"), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/governance/sec-filings.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory, Compliance & Government Affairs Committee and the Science, Technology & Sustainability Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Policy on Business Conduct for employees, Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/governance/materials.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on the Company’s website is not, and will not be deemed, a part of this Report on Form 10-K or incorporated into any other filings the Company makes with the SEC.

Item 1A.	RISK FACTORS
The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. In addition to the other information in this Report and the Company’s other filings with the SEC, investors should consider carefully the factors set forth in Exhibit 99 to this Report on Form 10-K. Investors should realize that if known or unknown risks or uncertainties materialize, the Company’s business, results of operations or financial condition could be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
The Company's subsidiaries operate 134 manufacturing facilities occupying approximately 21.5 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	7,213
Pharmaceutical	7,404
Medical Devices	6,850
Worldwide Total	21,467
Within the United States, eight facilities are used by the Consumer segment, eight by the Pharmaceutical segment and 26 by the Medical Devices segment. The Company’s manufacturing operations outside the United States are often conducted in facilities that serve more than one business segment.
In 2014, the divestiture of the Ortho-Clinical Diagnostics business resulted in the sale of eight manufacturing facilities, seven in the United States and one in Europe.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	42	5,892
Europe	41	7,673
Western Hemisphere, excluding U.S.	15	3,005
Africa, Asia and Pacific	36	4,897
Worldwide Total	134	21,467
In addition to the manufacturing facilities discussed above, the Company maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 1 under “Business — Research and Development.”
The Company's subsidiaries generally seek to own their manufacturing facilities, although some, principally in non-U.S. locations, are leased. Office and warehouse facilities are often leased.
The Company is committed to maintaining all of its properties in good operating condition and repair, and the facilities are well utilized.
McNEIL-PPC, Inc. continues to operate under a consent decree, signed in 2011 with the FDA, which governs certain McNeil Consumer Healthcare manufacturing operations (the “Consent Decree”).  The Consent Decree requires McNEIL-PPC to remediate the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico. The Fort Washington facility, which was voluntarily shut down in April 2010, will remain shut down until a third-party current Good Manufacturing Practices (cGMP) expert certifies that its operations are in compliance with applicable law, and the FDA concurs with the third-party certification. Many products previously made in Fort Washington have been transferred to other manufacturing sites and successfully reintroduced to the market. The Lancaster and Las Piedras facilities continue to manufacture and distribute drugs with third-party oversight. Third-party oversight will cease once the FDA has determined that the facilities appear to be in compliance with applicable law. Each facility operating under the Consent Decree is subject to a five-year audit period by a third-party cGMP expert after the facility has been deemed by the FDA to be in apparent compliance with applicable law. McNeil has successfully completed all requirements contained in the Consent Decree Workplan for the Lancaster and Las Piedras manufacturing sites and has completed the steps required for third-party certification of the Fort Washington plant. In February 2015, the third-party cGMP expert submitted written certification to the FDA for all three manufacturing sites. The timeline for completion of any FDA inspection is within the FDA's discretion. A discussion of legal proceedings related to this matter can be found under the heading “Government Proceedings - McNeil Consumer Healthcare” in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K.

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
The following information is incorporated herein by reference: the information set forth in Note 21 “Legal Proceedings” under “Notes to Consolidated Financial Statements” of the Annual Report filed as Exhibit 13 to this Report on Form 10-K.
In addition, Johnson & Johnson and its subsidiaries are from time to time party to government investigations, inspections or other proceedings relating to environmental matters, including their compliance with applicable environmental laws.  In connection with a routine inspection of a subsidiary's manufacturing facility, the California Department of Toxic Substances Control alleged violation of regulations dealing with the handling of certain wastes.  In the fourth quarter of 2014, the subsidiary entered into a settlement agreement with the State of California and agreed to perform certain remedial actions and pay approximately $400,000 to settle the claim.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below are the executive officers of the Company as of February 23, 2015. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, the executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until earlier resignation or removal.
Information with regard to the Directors of the Company, including information for Alex Gorsky, is incorporated herein by reference to the material captioned “Item 1: Election of Directors” in the Proxy Statement.

Name	Age	Position
Dominic J. Caruso	57	Member, Executive Committee; Vice President, Finance; Chief Financial Officer(a)
Peter M. Fasolo	52	Member, Executive Committee; Vice President, Global Human Resources(b)
Alex Gorsky	54	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer
Sandra E. Peterson	56	Member, Executive Committee; Group Worldwide Chairman(c)
Paulus Stoffels	53	Member, Executive Committee; Chief Scientific Officer; Worldwide Chairman, Pharmaceuticals(d)
Michael H. Ullmann	56	Member, Executive Committee; Vice President, General Counsel(e)
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

(c)
Ms. S. E. Peterson joined the Company in 2012 as Group Worldwide Chairman and a Member of the Executive Committee, with responsibility for the Consumer Group of Companies, consumer medical device businesses in the Vision Care and Diabetes Care franchises, and functions such as Johnson & Johnson Supply Chain, Information

Technology, Wellness and Prevention and Global Strategic Design. Prior to joining Johnson & Johnson, Ms. Peterson had an extensive global career in healthcare, consumer goods and consulting. Most recently, she was Chairman and Chief Executive Officer of Bayer CropScience AG in Germany, previously serving as President and Chief Executive Officer of Bayer Medical Care and President of Bayer HealthCare AG's Diabetes Care Division. Before joining Bayer in 2005, Ms. Peterson held a number of leadership roles at Medco Health Solutions (previously known as Merck-Medco). Among her responsibilities was the application of information technology to healthcare systems.

(d)
Dr. P. Stoffels joined the Company in 2002 with the acquisition of Virco and Tibotec, where he was Chief Executive Officer of Virco and Chairman of Tibotec. In 2005, he was appointed Company Group Chairman, Global Virology where he led the development of PREZISTA® and INTELENCE®, leading products for the treatment of HIV. In 2006, he assumed the role of Company Group Chairman, Pharmaceuticals, with responsibility for worldwide research and development for the Central Nervous System and Internal Medicine Franchises. Dr. Stoffels was appointed Global Head, Research & Development, Pharmaceuticals, in 2009, and in 2011 became Worldwide Chairman, Pharmaceuticals, with responsibility for the Company's therapeutic pipeline through global research and development and strategic business development. In 2012, Dr. Stoffels was also appointed Chief Scientific Officer, with responsibility for enterprise-wide innovation and product safety, and a Member of the Executive Committee.

(e)
Mr. M. H. Ullmann joined the Company in 1989 as a corporate attorney in the Law Department.  He was appointed Corporate Secretary in 1999 and served in that role until 2006.  During that time, he also held various management positions in the Law Department.  In 2006, he was named General Counsel, Medical Devices and Diagnostics.  Mr. Ullmann was appointed Vice President, General Counsel and a Member of the Executive Committee in 2012.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 17, 2015, there were 162,062 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to: the material under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Dividends”; “- Other Information - Common Stock Market Prices”; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” under “Notes to Consolidated Financial Statements”; and “Shareholder Return Performance Graphs” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on Form 10-K; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information” of this Report on Form 10-K.
Issuer Purchases of Equity Securities
On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases will take place on the open market from time to time based on market conditions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2014. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
September 29, 2014 through October 26, 2014	5,431,384	$100.16	4,610,000	-
October 27, 2014 through November 23, 2014	8,154,338	106.65	6,567,056	-
November 24, 2014 through December 28, 2014	12,593,034	106.63	5,423,816	-
Total	26,178,756		16,600,872	14,275,927

(1)
During the fiscal fourth quarter of 2014, the Company repurchased an aggregate of 26,178,756 shares of Johnson & Johnson Common Stock in open-market transactions, of which 16,600,872 shares were purchased pursuant to the repurchase program that was publicly announced on July 21, 2014, and of which 9,577,884 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)	As of December 28, 2014, an aggregate of 33,683,058 shares were purchased for a total of $3.5 billion since the inception of the repurchase program announced on July 21, 2014.

(3)
As of December 28, 2014, the maximum number of shares that may yet be purchased under the plan is 14,275,927 based on the closing price of Johnson & Johnson Common Stock on the New York Stock Exchange on December 26, 2014 of $105.06 per share.

Item 6.	SELECTED FINANCIAL DATA

The information called for by this item is incorporated herein by reference to the “Summary of Operations and Statistical Data 2004-2014” under "Supporting Schedules" of the Annual Report, filed as Exhibit 13 to this Report on
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
Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 28, 2014, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is implementing a multi-year, enterprise-wide initiative to integrate, simplify and standardize processes and systems for the human resources, information technology, procurement and finance functions. These are enhancements to support the growth of the Company’s financial shared service capabilities and standardize financial systems. This initiative is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this initiative, the Company has and will continue to align and streamline the design and operation of its financial control environment.

Item 9B.	OTHER INFORMATION
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions “Item 1: Election of Directors” and “Stock Ownership and Section 16 Compliance - Section 16(a) Beneficial Ownership Reporting Compliance” and the discussion of the Audit Committee under the caption “Corporate Governance - Standing Board Committees” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report on
Form 10-K.
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
The information called for by this item is incorporated herein by reference to the material under the captions "Item 1: Election of Directors — Director Compensation - 2014," "Compensation Committee Report," “Compensation Discussion and Analysis” and "Executive Compensation Tables" in the Proxy Statement.
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

Equity Compensation Plan Information
The following table provides certain information as of December 28, 2014 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	145,936,341	$55.80	529,841,040
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	145,936,341	$55.80	529,841,040
_______________________________________

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
The information called for by this item is incorporated herein by reference to the material under the captions “Transactions with Related Persons” and “Corporate Governance - Director Independence” in the Proxy Statement.

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
Consolidated Balance Sheets at end of Fiscal Years 2014 and 2013
Consolidated Statements of Earnings for Fiscal Years 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for Fiscal Years 2014, 2013 and 2012
Consolidated Statements of Equity for Fiscal Years 2014, 2013 and 2012
Consolidated Statements of Cash Flows for Fiscal Years 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Schedules other than those listed above are omitted because they are not required or are not applicable.
2. Exhibits Required to be Filed by Item 60l of Regulation S-K
The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2015

JOHNSON & JOHNSON
(Registrant)

By	/s/ A. Gorsky
A. Gorsky, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
.

Signature	Title	Date

/s/ A. Gorsky	Chairman, Board of Directors,	February 23, 2015
A. Gorsky	Chief Executive Officer, and Director (Principal Executive Officer)

/s/ D. J. Caruso	Chief Financial Officer (Principal Financial Officer)	February 23, 2015
D. J. Caruso

/s/ S. J. Cosgrove	Controller (Principal Accounting Officer)	February 23, 2015
S. J. Cosgrove

/s/ M. S. Coleman	Director	February 23, 2015
M. S. Coleman

/s/ J. G. Cullen	Director	February 23, 2015
J. G. Cullen

/s/ D. S. Davis	Director	February 23, 2015
D. S. Davis

/s/ I. E. L. Davis	Director	February 23, 2015
I. E. L. Davis

Signature	Title	Date

/s/ S. L. Lindquist	Director	February 23, 2015
S. L. Lindquist

/s/ M. B. McClellan	Director	February 23, 2015
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 23, 2015
A. M. Mulcahy

/s/ L. F. Mullin	Director	February 23, 2015
L. F. Mullin

/s/ W. D. Perez	Director	February 23, 2015
W. D. Perez

/s/ C. Prince	Director	February 23, 2015
C. Prince

/s/ A. E. Washington	Director	February 23, 2015
A. E. Washington

/s/ R. A. Williams	Director	February 23, 2015
R. A. Williams

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
3(i)(a)	Restated Certificate of Incorporation effective April 26, 1990 — Incorporated herein by reference to Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the year ended December 30, 1990.
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

3(ii)	By-Laws of the Company, as amended effective April 17, 2012 — Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed April 19, 2012.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
10(a)	2000 Stock Option Plan (as amended) — Incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K Annual Report for the year ended January 1, 2012.*
10(b)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10(c)
Form of Restricted Shares to Non-Employee Directors under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed August 25, 2005.*

10(d)
Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*

10(e)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed with the Commission on March 14, 2012 .*
10(f)
Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 of the Registrant’s Form 10-Q Quarterly Report filed May 7, 2012.*

10(g)	Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.*
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

10(j)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10(k)	Amended and Restated Deferred Fee Plan for Directors — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the year ended January 1, 2012.*
10(l)	Executive Income Deferral Plan (Amended and Restated) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(m)	Excess Savings Plan — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 29, 1996.*
10(n)
Amendments to the Johnson & Johnson Excess Savings Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(p) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(o)	Excess Benefit Plan (Supplemental Retirement Plan) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
10(p)
Amendments to the Excess Benefit Plan of Johnson & Johnson and Affiliated Companies effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(r) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*

10(q)	Amendment to the Excess Benefit Plan of Johnson & Johnson and Affiliated Companies, effective as of January 1, 2015 — Filed with this document.*
10(r)	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the year ended January 3, 1993.*
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
10(v)
Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*

12	Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
13
The following sections of the Annual Report to Shareholders for fiscal year 2014, which are incorporated by reference in this report, are deemed “filed”:  “Management's Discussion and Analysis of Results of Operations and Financial Condition”; “Audited Consolidated Financial Statements”; “Supporting Schedules - Summary of Operations and Statistical Data 2004 - 2014”; and “Supporting Schedules - Shareholder Return Performance Graphs” - Filed with this document.

21	Subsidiaries - Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
99	Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Statements — Filed with this document.
101
XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Annual Report on Form 10-K for the fiscal year-ended December 28, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan.
A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.