Form 10-Q
period 2015-06-28
JOHNSON & JOHNSON
filed 2015-07-31
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On July 24, 2015, 2,769,106,237 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information	3

Item 1. Financial Statements (unaudited)	3

Consolidated Balance Sheets — June 28, 2015 and December 28, 2014	3

Consolidated Statements of Earnings for the Fiscal Second Quarters Ended June 28, 2015 and June 29, 2014	4

Consolidated Statements of Earnings for the Fiscal Six Months Ended June 28, 2015 and June 29, 2014	5

Consolidated Statements of Comprehensive Income for the Fiscal Second Quarters and Fiscal Six Months Ended June 28, 2015 and June 29, 2014	6

Consolidated Statements of Cash Flows for the Fiscal Six Months Ended June 28, 2015 and June 29, 2014	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II — Other Information	43

Item 1 - Legal Proceedings	43

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6 - Exhibits	44

Signatures	45
EX-10.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,639	14,523
Marketable securities	23,315	18,566
Accounts receivable, trade, less allowances for doubtful accounts $266 (2014, $275)	11,968	10,985
Inventories (Note 2)	8,298	8,184
Deferred taxes on income	3,723	3,567
Prepaid expenses and other	3,058	3,486
Total current assets	61,001	59,311
Property, plant and equipment at cost	36,112	36,685
Less: accumulated depreciation	(20,529)	(20,559)
Property, plant and equipment, net	15,583	16,126
Intangible assets, net (Note 3)	27,017	27,222
Goodwill (Note 3)	21,493	21,832
Deferred taxes on income	3,087	3,396
Other assets	3,855	3,232
Total assets	$132,036	131,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,222	3,638
Accounts payable	6,140	7,633
Accrued liabilities	5,319	6,553
Accrued rebates, returns and promotions	4,840	4,010
Accrued compensation and employee related obligations	2,075	2,751
Accrued taxes on income	916	500
Total current liabilities	24,512	25,085
Long-term debt (Note 4)	14,085	15,122
Deferred taxes on income	3,702	3,154
Employee related obligations	9,633	9,972
Other liabilities	8,973	8,034
Total liabilities	60,905	61,367
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,054)	(10,722)
Retained earnings	101,352	97,245
Less: common stock held in treasury, at cost (350,868,000 and 336,620,000 shares)	21,287	19,891
Total shareholders’ equity	71,131	69,752
Total liabilities and shareholders' equity	$132,036	131,119
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	June 28, 2015	Percent to Sales	June 29, 2014	Percent to Sales
Sales to customers (Note 9)	$17,787	100.0%	$19,495	100.0%
Cost of products sold	5,357	30.1	6,039	31.0
Gross profit	12,430	69.9	13,456	69.0
Selling, marketing and administrative expenses	5,384	30.3	5,481	28.1
Research and development expense	2,129	12.0	2,005	10.3
In-process research and development	—	—	4	0.0
Interest income	(24)	(0.1)	(14)	(0.1)
Interest expense, net of portion capitalized	131	0.7	128	0.7
Other (income) expense, net	(931)	(5.3)	226	1.1
Earnings before provision for taxes on income	5,741	32.3	5,626	28.9
Provision for taxes on income (Note 5)	1,225	6.9	1,300	6.7
NET EARNINGS	$4,516	25.4%	$4,326	22.2%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.63		$1.53
Diluted	$1.61		$1.51
CASH DIVIDENDS PER SHARE	$0.75		$0.70
AVG. SHARES OUTSTANDING
Basic	2,772.3		2,826.4
Diluted	2,812.0		2,874.2
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 28, 2015	Percent to Sales	June 29, 2014	Percent to Sales
Sales to customers (Note 9)	$35,161	100.0%	$37,610	100.0%
Cost of products sold	10,639	30.2	11,494	30.6
Gross profit	24,522	69.8	26,116	69.4
Selling, marketing and administrative expenses	10,231	29.1	10,664	28.3
Research and development expense	4,028	11.5	3,836	10.2
In-process research and development	—	—	22	0.1
Interest income	(43)	(0.1)	(32)	(0.1)
Interest expense, net of portion capitalized	269	0.7	264	0.7
Other (income) expense, net	(1,279)	(3.6)	312	0.8
Earnings before provision for taxes on income	11,316	32.2	11,050	29.4
Provision for taxes on income (Note 5)	2,480	7.1	1,997	5.3
NET EARNINGS	$8,836	25.1%	$9,053	24.1%

NET EARNINGS PER SHARE (Note 8)
Basic	$3.18		$3.20
Diluted	$3.13		$3.15
CASH DIVIDENDS PER SHARE	$1.45		$1.36
AVG. SHARES OUTSTANDING
Basic	2,777.7		2,826.5
Diluted	2,821.0		2,875.5

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net earnings	$4,516	4,326	8,836	9,053

Other comprehensive income (loss), net of tax
Foreign currency translation	903	(236)	(1,660)	(99)

Securities:
Unrealized holding gain (loss) arising during period	196	14	311	41
Reclassifications to earnings	(24)	—	(81)	—
Net change	172	14	230	41

Employee benefit plans:
Prior service cost amortization during period	(6)	(4)	(11)	(9)
Gain (loss) amortization during period	159	101	318	200
Net change	153	97	307	191

Derivatives & hedges:
Unrealized gain (loss) arising during period	61	(163)	(134)	(153)
Reclassifications to earnings	(43)	(74)	(75)	(127)
Net change	18	(237)	(209)	(280)

Other comprehensive income (loss)	1,246	(362)	(1,332)	(147)

Comprehensive income	$5,762	3,964	7,504	8,906

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarters were as follows for 2015 and 2014, respectively: Securities: $92 million and $7 million; Employee Benefit Plans: $75 million and $47 million; Derivatives & Hedges: $9 million and $128 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2015 and 2014, respectively: Securities: $124 million and $22 million; Employee Benefit Plans: $151 million and $93 million; Derivatives & Hedges: $113 million and $151 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,836	9,053
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,784	1,965
Stock based compensation	474	440
Venezuela adjustments	—	63
Asset write-downs	11	172
Net gain on sale of assets/businesses	(1,034)	(332)
Deferred tax provision	284	593
Accounts receivable allowances	5	(37)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(1,186)	(584)
Increase in inventories	(537)	(605)
Decrease in accounts payable and accrued liabilities	(2,203)	(595)
Decrease/(increase) in other current and non-current assets	602	(564)
Increase/(decrease) in other current and non-current liabilities	1,036	(117)

NET CASH FLOWS FROM OPERATING ACTIVITIES	8,072	9,452

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,308)	(1,467)
Proceeds from the disposal of assets/businesses, net	1,193	573
Acquisitions, net of cash acquired	(233)	—
Purchases of investments	(20,813)	(17,352)
Sales of investments	15,829	8,222
Other	(11)	(94)

NET CASH USED BY INVESTING ACTIVITIES	(5,343)	(10,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(4,025)	(3,845)
Repurchase of common stock	(3,094)	(1,966)
Proceeds from short-term debt	1,024	1,668
Retirement of short-term debt	(345)	(1,066)
Proceeds from long-term debt	3	13
Retirement of long-term debt	(21)	(1,777)
Proceeds from the exercise of stock options/excess tax benefits	778	1,048
Other	(50)	—

NET CASH USED BY FINANCING ACTIVITIES	(5,730)	(5,925)

Effect of exchange rate changes on cash and cash equivalents	(883)	(100)
Decrease in cash and cash equivalents	(3,884)	(6,691)
Cash and Cash equivalents, beginning of period	14,523	20,927
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,639	14,236

Acquisitions
Fair value of assets acquired	$477	—
Fair value of liabilities assumed and noncontrolling interests	(244)	—
Net fair value of acquisitions	233	—
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

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the presentation of the Company’s financial position.

During the fiscal second quarter of 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Company’s financial position.

During the fiscal second quarter of 2015, the FASB issued Accounting Standard Update 2015-04: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This update provides a practical expedient option to entities that have defined benefit plans and have a fiscal year-end that does not coincide with a calendar month-end. This option allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year-end. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and if the practical expedient is elected by an entity, it is required to be adopted on a prospective basis. Early adoption is permitted. The Company has elected to adopt the practical expedient to measure its defined benefit plans. This election is not expected to have a material impact on the Company’s consolidated financial statements.

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-09: Revenue from Contracts with Customers. This standard replaces substantially all current revenue recognition accounting guidance. Early in the fiscal third quarter of 2015, the FASB voted to approve a one year deferral to the effective date of Accounting Standards Update No. 2014-09 to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption of this standard is permitted but not before the original effective date of December 15, 2016. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

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

Annual Closing Date
The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks, as is the case in 2015.

NOTE 2 — INVENTORIES

(Dollars in Millions)	June 28, 2015	December 28, 2014
Raw materials and supplies	$1,179	1,214
Goods in process	2,166	2,461
Finished goods	4,953	4,509
Total inventories	$8,298	8,184

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

(Dollars in Millions)	June 28, 2015	December 28, 2014
Intangible assets with definite lives:
Patents and trademarks — gross	$8,428	9,074
Less accumulated amortization	4,317	4,700
Patents and trademarks — net	4,111	4,374
Customer relationships and other intangibles — gross	17,985	17,970
Less accumulated amortization	5,478	5,227
Customer relationships and other intangibles — net	12,507	12,743
Intangible assets with indefinite lives:
Trademarks	7,177	7,263
Purchased in-process research and development	3,222	2,842
Total intangible assets with indefinite lives	10,399	10,105
Total intangible assets — net	$27,017	27,222

Goodwill as of June 28, 2015 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at December 28, 2014	$7,675	2,626	11,531		21,832
Goodwill, related to acquisitions	—	64	22		86
Goodwill, related to divestitures	(8)	(17)	(1)		(26)
Currency translation/Other	(261)	(54)	(84)	(1)	(399)
Goodwill, net as of June 28, 2015	$7,406	2,619	11,468		21,493
See Note 10 to the Consolidated Financial Statements for more details related to business combinations and divestitures.

(1)Includes $98 million classified as held for sale, a component of other assets on the Consolidated Balance Sheet, related to the divestiture of Cordis which was pending as of June 28, 2015.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $619 million and $698 million for the fiscal six months ended June 28, 2015 and June 29, 2014, respectively. The estimated amortization expense for the five succeeding years approximates $1.3 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral by either the Company or the counter-party. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an "A" (or equivalent) credit rating. As of June 28, 2015, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $29.5 billion, $2.3 billion and $2.2 billion, respectively.

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

As of June 28, 2015, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $68 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal second quarters in 2015 and 2014:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Second Quarters Ended
Cash Flow Hedges By Income Statement Caption	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Sales to customers(3)	$37	4	(30)	21	(1)	1
Cost of products sold(3)	52	(167)	47	84	14	(2)
Research and development expense(3)	(7)	(10)	7	(18)	—	—
Interest (income)/Interest expense, net(4)	7	(2)	—	(1)	—	—
Other (income) expense, net(3)	(28)	12	19	(12)	1	1
Total	$61	(163)	43	74	14	—

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the first fiscal six months in 2015 and 2014:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Six Months Ended
Cash Flow Hedges By Income Statement Caption	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Sales to customers(3)	$(55)	(30)	(71)	8	(2)	1
Cost of products sold(3)	(116)	(150)	116	159	14	(2)
Research and development expense(3)	(3)	3	(9)	(13)	—	(1)
Interest (income)/Interest expense, net(4)	(29)	10	(3)	(6)	—	—
Other (income) expense, net(3)	69	14	42	(21)	1	—
Total	$(134)	(153)	75	127	13	(2)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal second quarters ended June 28, 2015 and June 29, 2014, a gain of $124 million and a loss of $55 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal six months ended June 28, 2015 and June 29, 2014, a gain of $40 million and a loss of $46 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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

The fair value of a derivative financial instrument (i.e. forward foreign exchange contracts, interest rate contracts) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. Dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as Level 1 and debt securities which are classified as Level 2. The Company did not have any other significant financial assets or liabilities which would require revised valuations under this standard that are recognized at fair value.

The following three levels of inputs are used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 28, 2015 and December 28, 2014 were as follows:

	June 28, 2015				December 28, 2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	723	—	723	996
Interest rate contracts(2)(4)(7)	—	37	—	37	31
Total	—	760	—	760	1,027
Liabilities:
Forward foreign exchange contracts(8)	—	552	—	552	751
Interest rate contracts(3)(4)(8)	—	142	—	142	8
Total	—	694	—	694	759
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	26	—	26	29
Liabilities:
Forward foreign exchange contracts(8)	—	69	—	69	51
Available For Sale Other Investments:
Equity Investments(5)	1,154	—	—	1,154	679
Debt Securities(6)	—	3,105	—	3,105	—

(1)	2014 assets and liabilities are all classified as Level 2 with the exception of equity investments of $679 million, which are classified as Level 1.

(2)	Includes $30 million and $29 million of non-current assets for June 28, 2015 and December 28, 2014, respectively.

(3)	Includes $141 million and $8 million of non-current liabilities for June 28, 2015 and December 28, 2014, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets. The carrying amount of the equity investments were $390 million and $284 million as of June 28, 2015 and December 28, 2014, respectively. The unrealized gains were $772 million and $406 million as of June 28, 2015 and December 28, 2014, respectively. The unrealized losses were $8 million and $11 million as of June 28, 2015 and December 28, 2014, respectively.

(6)	Classified as current marketable securities.

(7)	Classified as other current assets.

(8)	Classified as accounts payables.

The Company's cash, cash equivalents and current marketable securities as of June 28, 2015 comprised:

	June 28, 2015
(Dollars in Millions)	Carrying Amount	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	1,855	—	—	1,855	1,855
U.S. Gov't Securities(1)	16,361	3	—	16,364	—	16,361
Other Sovereign Securities(1)	2,034	—	—	2,034	525	1,509
U.S. Reverse repurchase agreements(1)	4,818	—	—	4,818	4,818
Other Reverse repurchase agreements(1)	929	—	—	929	929
Corporate debt securities(1)	2,605	1	—	2,606	265	2,340
Money market funds	1,354	—	—	1,354	1,354
Time deposits(1)	893	—	—	893	893
Subtotal	30,849	4	—	30,853	10,639	20,210

Gov't Securities	2,190	—	(9)	2,181	—	2,181
Corporate debt securities	930	—	(6)	924	—	924
Subtotal Available for Sale(2)	3,120	—	(15)	3,105	—	3,105

Total cash, cash equivalents and current marketable securities					10,639	23,315
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
The contractual maturities of the debt securities available for sale at June 28, 2015 are due from one year through five years.

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of June 28, 2015:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$5,222	5,222

Non-Current Debt
3 month LIBOR+0.07% FRN due 2016	800	800
0.70% Notes due 2016	399	399
5.55% Debentures due 2017	1,000	1,093
1.125% Notes due 2017	701	700
5.15% Debentures due 2018	899	998
1.65% Notes due 2018	602	608
4.75% Notes due 2019 (1B Euro 1.1202)	1,116	1,326
1.875% Notes due 2019	501	500
3% Zero Coupon Convertible Subordinated Debentures due in 2020	140	222
2.95% Debentures due 2020	545	566
3.55% Notes due 2021	447	482
2.45% Notes due 2021	349	348
6.73% Debentures due 2023	250	321
3.375% Notes due 2023	812	835
5.50% Notes due 2024 (500 MM GBP 1.5742)	783	962
6.95% Notes due 2029	297	418
4.95% Debentures due 2033	500	565
4.375% Notes due 2033	864	906
5.95% Notes due 2037	996	1,254
5.85% Debentures due 2038	700	875
4.50% Debentures due 2040	540	562
4.85% Notes due 2041	298	320
4.50% Notes due 2043	499	528
Other	47	47
Total Non-Current Debt	$14,085	15,635

The weighted average effective interest rate on non-current debt is 4.19%.

The excess of the fair value over the carrying value of debt was $2.2 billion at December 28, 2014.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the first fiscal six months of 2015 and 2014 were 21.9% and 18.1%, respectively. The higher effective tax rate in 2015 as compared to 2014 was primarily due to a tax benefit in the fiscal first quarter of 2014 of $398 million associated with the Conor Medsystems divestiture which reduced the tax rate for the first fiscal six months of 2014 by 3.6%. Additionally, 2015 taxable income increased in higher tax jurisdictions relative to lower tax jurisdictions.

As of June 28, 2015, the Company had approximately $2.6 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters of 2015 and 2014 include the following components:

	Fiscal Second Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$249	200	65	53
Interest cost	248	256	46	49
Expected return on plan assets	(455)	(407)	(1)	(1)
Amortization of prior service cost/(credit)	1	2	(9)	(8)
Recognized actuarial losses	187	118	50	34
Curtailments and settlements	—	—	—	—
Net periodic benefit cost	$230	169	151	127

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the first fiscal six months of 2015 and 2014 include the following components:

	Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$497	397	129	106
Interest cost	497	513	93	99
Expected return on plan assets	(910)	(809)	(3)	(3)
Amortization of prior service cost/(credit)	1	3	(17)	(17)
Recognized actuarial losses	374	231	100	68
Curtailments and settlements	4	—	—	—
Net periodic benefit cost	$463	335	302	253

Company Contributions

For the fiscal six months ended June 28, 2015, the Company contributed $199 million and $15 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 28, 2014	$(4,803)	257	(6,317)	141	(10,722)
Net change	(1,660)	230	307	(209)	(1,332)
June 28, 2015	$(6,463)	487	(6,010)	(68)	(12,054)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters ended June 28, 2015 and June 29, 2014:

	Fiscal Second Quarters Ended
(Shares in Millions)	June 28, 2015	June 29, 2014
Basic net earnings per share	$1.63	1.53
Average shares outstanding — basic	2,772.3	2,826.4
Potential shares exercisable under stock option plans	151.4	154.8
Less: shares which could be repurchased under treasury stock method	(113.9)	(109.8)
Convertible debt shares	2.2	2.8
Average shares outstanding — diluted	2,812.0	2,874.2
Diluted earnings per share	$1.61	1.51

The diluted earnings per share calculation for both the fiscal second quarters ended June 28, 2015 and June 29, 2014 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted earnings per share calculation for both the fiscal second quarters ended June 28, 2015 and June 29, 2014 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal six months ended June 28, 2015 and June 29, 2014:

	Fiscal Six Months Ended
(Shares in Millions)	June 28, 2015	June 29, 2014
Basic net earnings per share	$3.18	3.20
Average shares outstanding — basic	2,777.7	2,826.5
Potential shares exercisable under stock option plans	151.4	155.2
Less: shares which could be repurchased under treasury stock method	(110.3)	(109.0)
Convertible debt shares	2.2	2.8
Average shares outstanding — diluted	2,821.0	2,875.5
Diluted earnings per share	$3.13	3.15

The diluted earnings per share calculation for both the fiscal six months ended June 28, 2015 and June 29, 2014 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal six months ended June 28, 2015 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive. The diluted net earnings per share calculation for the fiscal six months ended June 29, 2014 excluded 9 thousand shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change

Consumer
United States	$1,355	1,320	2.7%
International	2,128	2,424	(12.2)
Total	3,483	3,744	(7.0)
Pharmaceutical
United States	4,543	4,613	(1.5)
International	3,403	3,896	(12.7)
Total	7,946	8,509	(6.6)
Medical Devices
United States	3,013	3,199	(5.8)
International	3,345	4,043	(17.3)
Total	6,358	7,242	(12.2)
Worldwide
United States	8,911	9,132	(2.4)
International	8,876	10,363	(14.3)
Total	$17,787	19,495	(8.8)%

	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change

Consumer
United States	$2,714	2,629	3.2%
International	4,159	4,672	(11.0)
Total	6,873	7,301	(5.9)
Pharmaceutical
United States	8,914	8,353	6.7
International	6,758	7,654	(11.7)
Total	15,672	16,007	(2.1)
Medical Devices
United States	5,975	6,354	(6.0)
International	6,641	7,948	(16.4)
Total	12,616	14,302	(11.8)
Worldwide
United States	17,603	17,336	1.5
International	17,558	20,274	(13.4)
Total	$35,161	37,610	(6.5)%

SEGMENT PRE-TAX PROFIT

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change
Consumer (1)	$317	703	(54.9)%
Pharmaceutical(2)	4,122	3,469	18.8
Medical Devices(3)	1,584	1,703	(7.0)
Segments operating profit	6,023	5,875	2.5
Less: Expense not allocated to segments (4)	282	249
Worldwide income before taxes	$5,741	5,626	2.0%

	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change
Consumer (1)	$961	1,181	(18.6)%
Pharmaceutical(2)	7,084	6,674	6.1
Medical Devices(3)	3,805	3,670	3.7
Segments operating profit	11,850	11,525	2.8
Less: Expense not allocated to segments (4)	534	475
Worldwide income before taxes	$11,316	11,050	2.4%
(1) Includes a gain of $332 million from the divestiture of the K-Y® brand recorded in the fiscal second quarter and first fiscal six months of 2014.

(2) Includes litigation expense of $136 million in the first fiscal six months of 2015. Includes a gain of $981 million recorded in the fiscal second quarter and first fiscal six months of 2015 from the divestiture of the U.S. license rights to NUCYNTA® (tapentadol), NUCYNTA® ER (tapentadol extended-release tablets), and NUCYNTA® (tapentadol) oral solution.
(3) Includes litigation expense of $134 million recorded in the fiscal second quarter of 2015. Includes litigation expense of $276 million and Synthes integration costs of $144 million recorded in the fiscal second quarter of 2014. Includes a net litigation gain of $404 million, $148 million for costs associated with the DePuy ASRTM Hip program and Synthes integration costs of $81 million recorded in the first fiscal six months of 2015. Includes litigation expense of $276 million and Synthes integration costs of $262 million recorded in the first fiscal six months of 2014.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarters Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change
United States	$8,911	9,132	(2.4)%
Europe	4,151	5,056	(17.9)
Western Hemisphere, excluding U.S.	1,501	1,863	(19.4)
Asia-Pacific, Africa	3,224	3,444	(6.4)
Total	$17,787	19,495	(8.8)%

	Fiscal Six Months Ended
(Dollars in Millions)	June 28, 2015	June 29, 2014	Percent Change
United States	$17,603	17,336	1.5%
Europe	8,191	9,941	(17.6)
Western Hemisphere, excluding U.S.	3,140	3,558	(11.7)
Asia-Pacific, Africa	6,227	6,775	(8.1)
Total	$35,161	37,610	(6.5)%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

During the fiscal second quarter of 2015, the Company completed the divestiture of its U.S. license rights to NUCYNTA® (tapentadol), NUCYNTA ® ER (tapentadol extended-release tablets), and NUCYNTA® (tapentadol) oral solution for approximately $1.05 billion. The pre-tax gain on the divestiture was $981 million and was recognized in Other (income) expense, net.
During the fiscal second quarter of 2015, the Company accepted the binding offer from Cardinal Health to acquire its Cordis business for an approximate value of $2.0 billion. The proposed transaction is expected to close in the second half of 2015, subject to customary closing conditions and regulatory approvals. As of June 28, 2015, the assets classified as held for sale relating to the Cordis business were $171 million of inventory classified as prepaid expenses and other on the Consolidated Balance Sheet. The non-current assets classified as held for sale relating to the Cordis business were $104 million of property, plant and equipment, net, $62 million of intangible assets and $98 million of goodwill classified as other assets on the Consolidated Balance Sheet.

As of June 28, 2015, the assets classified as held for sale relating to the Ortho-Clinical Diagnostics companies in countries that have not completely closed due to local regulatory requirements were $49 million of inventory, classified as prepaid expenses and other on the Consolidated Balance Sheet and $107 million of property, plant and equipment, classified as other assets on the Consolidated Balance Sheet. Additional countries are expected to close by the end of the year.
During the fiscal first quarter of 2015, the Company acquired XO1 Limited, a privately-held biopharmaceutical company developing the anti-thrombin antibody, ichorcumab.

During the fiscal second quarter of 2014, McNEIL-PPC, Inc., a subsidiary of Johnson & Johnson, completed the divestiture of the K-Y® brand to Reckitt Benckiser Group PLC in the U.S. and certain other markets.  The pre-tax gain on the divestiture in the countries that closed as of the fiscal second quarter of 2014 was $332 million and was recognized in Other (income) expense, net.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 28, 2015, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions.

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

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, RISPERDAL® and XARELTO®. As of June 28, 2015, in the U.S. there were approximately 6,500 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 8,000 with respect to the PINNACLE® Acetabular Cup System, 40,000 with respect to pelvic meshes, 4,200 with respect to RISPERDAL®, and 1,100 with respect to XARELTO®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in Federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada and Australia. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR™ Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. This settlement covered approximately 8,000 patients. In February 2015, DePuy reached an additional agreement which would effectively extend the existing settlement program to ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 1, 2015. This second agreement is now estimated to cover approximately 1,800 additional patients. The estimated cost of these agreements is covered by existing accruals. This settlement program is expected to bring to a close significant ASR Hip litigation activity in the U.S. However, many lawsuits in the U.S. will remain, and the settlement program does not address litigation outside of the U.S. The Company continues to receive information with respect to potential costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the DePuy ASR™ Hip program and related product liability litigation. Updates to these accruals may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established an accrual with respect to product liability litigation associated with RISPERDAL®. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of XARELTO®, an oral anticoagulant. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. Litigation has also been filed in state courts across the United States. In addition, class action lawsuits have been filed in Canada. The Company has established an accrual with respect to product liability litigation associated with XARELTO®. Changes to this accrual may be required in the future as additional information becomes available.

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

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, LLC, Instacare Corp (now known as Pharmatech Solutions, Inc. (Pharmatech)) and Conductive Technologies, Inc. (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters. Shasta has alleged that the three LifeScan patents-in-suit are invalid. Shasta also challenged the validity of the asserted patents in the United States Patent and Trademark Office (USPTO) and the patent infringement case has been stayed pending the outcome of the USPTO proceedings. The validity of two of the patents was confirmed by the USPTO and in August 2014, the USPTO determined that the third patent, U.S. Patent No. 7,250,105 (the '105 patent), is invalid. LifeScan is appealing that decision. The patent case has resumed on the two other patents. In April 2013, Shasta brought counterclaims for alleged antitrust violations and false advertising and those claims have been stayed pending resolution of the patent infringement case. LifeScan entered into a settlement agreement with Shasta Technologies and Conductive Technologies and in March 2015, the Court entered a consent judgment against Shasta Technologies and Conductive Technologies. The litigation with Pharmatech continues. In May 2014, LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina alleging that the making and marketing of Unistrip’s strips infringe the same patents asserted against Shasta above. That case has been stayed pending the outcome of the appeal of the USPTO's decision on the validity of the '105 patent. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan's strips.

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

In June 2014, My Health, Inc. (My Health) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the Eastern District of Texas, alleging LifeScan's OneTouch® Verio®IQ Blood Glucose Monitoring System infringes My Health's patent related to a method for monitoring and treating patients. My Health sought monetary damages and injunctive relief. In October 2014, Lifescan filed an Inter Partes review proceeding in the United States Patent and Trademark Office seeking to invalidate My Health’s patent. In December 2014, LifeScan moved to stay the lawsuit pending a decision in the Inter Partes review proceeding. In May 2015, LifeScan and My Health entered into a settlement agreement and LifeScan terminated its petition for Inter Partes Review.

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

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its biosimilar version of REMICADE® in Canada, regardless of the pending patent action. In June 2014, Hospira received approval for its SEB to REMICADE®. In July 2014, Janssen Inc. (Janssen) filed a lawsuit to compel the Canadian Minister of Health to withdraw the Notice of Compliance for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. In March 2015, the parties entered into a settlement agreement whereby Health Canada agreed to a Consent Judgment setting aside Hospira’s Notice of Compliance, subject to Health Canada's right to appeal, which appeal was filed in June 2015. Nevertheless, Hospira began marketing a biosimilar version of REMICADE® as a distributor under Celltrion's Notice of Compliance.

In September 2013, JBI and NYU Langone Medical Center (NYU Medical Center) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (the '471 patent) in a reexamination proceeding instituted by a third party.  The '471 patent is co-owned by JBI and NYU Medical Center, and NYU Medical Center granted JBI an exclusive license to NYU Medical Center's rights under the patent. Currently, the '471 patent in the United States expires in September 2018. JBI responded to that rejection in December 2013 and in August 2014, JBI and NYU Medical Center received a further rejection. JBI responded to the rejection by filing a further amendment and in November 2014, JBI's petition to enter the amendment was granted. The application was returned to the examiner for issuance of a new Office Action, which occurred in February 2015, further rejecting the patent. JBI responded to that rejection and in April 2015, the USPTO issued a further action maintaining its rejection of the '471 patent. In May 2015, JBI filed a notice of appeal to the USPTO's Patent Trial and Appeal Board. The '471 patent remains a valid and enforceable patent as it undergoes reexamination at the USPTO. JBI will continue to defend the patent and, if necessary, will pursue all available appeals.

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

In August 2014, Janssen filed patent infringement lawsuits against Cipla Ltd. and Cipla USA, Inc. (collectively, Cipla) in the United States District Courts for the Districts of New Jersey and Delaware in response to Cipla’s ANDA seeking approval to market a generic version of Janssen’s PREZISTA® product before the expiration of certain of Janssen’s patents relating to PREZISTA®. Cipla filed counterclaims seeking declarations of noninfringement and invalidity of the patents-in-suit. In May 2015, Janssen and Cipla entered into a settlement agreement.

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

CONCERTA®

In May 2014, ALZA and JPI filed a patent infringement lawsuit in the United States District Court for the District of West Virginia against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (Mylan) in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). Mylan filed counterclaims seeking declarations of invalidity and non-infringement of the patents-in-suit. In May 2015, Mylan sought leave to add a counterclaim for invalidity and non-infringement of U.S. Patent No. 8,629,179 (the '179 patent) and Janssen has opposed that motion. In July 2015, Mylan filed a declaratory judgment action in the Eastern District of Pennsylvania seeking a declaration of invalidity and non-infringement of the '179 patent.

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

In each of the above lawsuits, ALZA and/or JPI are seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the relevant patents.

ZYTIGA®

In June and July 2015, Janssen Biotech, Inc. (JBI) received notices of paragraph IV certification from several companies advising of their respective ANDAs seeking approval for a generic version of ZYTIGA® before the expiration of one or more patents relating to ZYTIGA®. In July 2015, JBI, Janssen Oncology, Inc., Janssen Research & Development, LLC and BTG International Ltd. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against several generic ANDA applicants (and certain of their affiliates and/or suppliers) in response to their respective ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent Nos. 5,604,213 and 8,822,438. The generic companies include Actavis Laboratories, FL, Inc.; Actavis Pharma, Inc.; Amneal Pharmaceuticals, LLC; Amneal Pharmaceuticals of New York, LLC; Apotex Inc.; Apotex Corp.; Citron Pharma LLC; Dr. Reddy’s Laboratories, Ltd.; Dr. Reddy’s Laboratories, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Par Pharmaceuticals, Inc.; Par Pharmaceutical Companies Inc.; Sun Pharmaceutical Industries Ltd.; Sun Pharmaceuticals Industries, Inc.; Teva Pharmaceuticals USA, Inc.; Teva Pharmaceuticals Industries, Ltd.; Wockhardt Bio A.G.; Wockhardt USA LLC; Wockhardt Ltd.; Westward Pharmaceutical Corp.; Hikma Pharmaceuticals, PLC; The Arab Pharmaceuticals Manufacturing Co.; and Hikma Pharmaceuticals, LLC. JBI is evaluating whether to file additional lawsuits.

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

Three states have remaining claims in litigation related to RISPERDAL®: in South Carolina, the Company is considering its appellate options following a decision on its Petition for Rehearing; in Kentucky, a trial has been set for April 2016; and in Mississippi, the case has not progressed to trial. State cases that went to judgment after trial are discussed below.

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

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen Pharmaceutica, Inc. (now JPI) on several counts. In March 2011, the matter was tried to a jury on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practices Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million against JPI. JPI appealed this judgment and in February 2015, the South Carolina Supreme Court affirmed the trial court’s decision in part, reversed it in part and remanded the case back to the trial court. The net effect of the decision was to reduce the judgment to approximately $136 million, plus interest. In the first fiscal quarter of 2015, the Company accrued $136 million. In March 2015, JPI filed a Petition for Rehearing. In July 2015, the Supreme Court granted the Petition, dispensed with further briefing, and filed a substituted opinion. The new opinion reduced the judgment from approximately $136 million to approximately $124 million. The Company is considering seeking further appellate relief.

In April 2012, in the lawsuit brought by the Attorney General of Arkansas, the jury found against both JPI and Johnson & Johnson, and the Court imposed penalties in the amount of approximately $1.2 billion. In January 2013, the trial court awarded attorney fees of approximately $181 million. JPI and Johnson & Johnson appealed both awards to the Arkansas Supreme Court, and in March 2014, the Arkansas Supreme Court dismissed the State’s claim under the Arkansas Medicaid Fraud False Claims Act, as well as the approximately $1.2 billion in penalties, and reversed and remanded a claim under the Arkansas Deceptive Trade Practices Act. In April 2014, the Arkansas Supreme Court rejected a petition by the State for rehearing on the case. In May 2015, the matter settled for $7.75 million.

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

In June 2014, the City of Chicago filed a complaint in Cook County Circuit Court against the same group of pharmaceutical manufacturers, including J&J and JPI, alleging a number of claims related to opioid marketing practices, including consumer fraud violations and false claims, and seeking injunctive and monetary relief. The case was later removed to the United States District Court for the Northern District of Illinois, and in December 2014, J&J and JPI filed a motion to dismiss the City of Chicago's First Amended Complaint for failure to state a claim. In May 2015, the Court granted the motion to dismiss the City's Complaint and granted the City leave to file an amended Complaint.

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

In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the divestiture of OCD, Johnson & Johnson retains any liability that may result from these cases. In August 2012, the District Court granted a motion filed by Plaintiffs for class certification. In April 2015, the United States Court of Appeals for the Third Circuit reversed the class certification ruling and remanded the case to the District Court for further proceedings. A hearing to reconsider class certification took place at the District Court in July 2015 and the parties are awaiting a decision.

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

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice and Janssen Ortho filed its Petition for Relief in July 2015.

In March 2015, Costco Wholesale Corporation (Costco) filed a complaint against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court of the Northern District of California, alleging antitrust claims of an unlawful vertical price fixing agreement between JJVCI, Costco and unnamed other distributors and retailers. Costco alleges that the alleged agreements harmed competition by causing increases in the price Costco customers pay for JJVCI contact lenses. Costco is seeking an injunction and monetary damages. In June 2015, the case was transferred to the United States District Court for the Middle District of Florida along with related class action cases described below.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI), other contact lens manufacturers, distributors and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints alleged that the manufacturers reached agreements between each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015 along with the related case filed by Costco Wholesale Corporation described above.

In April 2015, Johnson & Johnson Vision Care, Inc. (JJVCI) filed a complaint in the United States District Court for the District of Utah against the State of Utah seeking a declaratory judgment that a law passed by the state to ban unilateral pricing policies solely in the contact lens market violates the Commerce Clause of the United States Constitution.  The Court denied JJVCI's motion for a preliminary injunction. JJVCI appealed. Argument on the appeal will be held in August 2015.

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the first fiscal six months of 2015, worldwide sales were $35.2 billion, a total decrease of 6.5%, including operational growth of 1.1% as compared to 2014 first fiscal six months sales of $37.6 billion. Currency fluctuations had a negative impact of 7.6% for the first fiscal six months of 2015. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 2.2% on the first fiscal six months of 2015 worldwide operational sales growth. The divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 2.3% on the worldwide operational sales growth on the first fiscal six months of 2015.

Sales by U.S. companies were $17.6 billion in the first fiscal six months of 2015, which represented an increase of 1.5% as compared to the prior year. Sales by international companies were $17.6 billion, a decline of 13.4%, including operational growth of 0.6% offset by a negative currency impact of 14.0% as compared to the first fiscal six months sales of 2014.

Sales by companies in Europe experienced a decline of 17.6%, which included an operational increase of 0.7%, and a negative currency impact of 18.3%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 11.7%, including operational growth of 2.6%, offset by a negative currency impact of 14.3%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 8.1%, including an operational decrease of 0.4% and a negative currency impact of 7.7%.

For the fiscal second quarter of 2015, worldwide sales were $17.8 billion, a total decrease of 8.8%, including an operational decline of 0.9% as compared to 2014 fiscal second quarter sales of $19.5 billion. Currency fluctuations had a negative impact of 7.9% for the fiscal second quarter of 2015. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 3.3% on the fiscal second quarter of 2015 worldwide operational sales growth. The divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 2.3% on the worldwide operational sales growth on the fiscal second quarter of 2015.

Sales by U.S. companies were $8.9 billion in the fiscal second quarter of 2015, which represented a decrease of 2.4% as compared to the prior year. Sales by international companies were $8.9 billion, a decline of 14.3%, including operational growth of 0.5%, offset by a negative currency impact of 14.8% as compared to the fiscal second quarter sales of 2014.

Sales by companies in Europe experienced a decline of 17.9%, which included an operational increase of 1.0%, and a negative currency impact of 18.9%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 19.4%, including an operational decline of 4.0%, and a negative currency impact of 15.4%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 6.4%, including operational growth of 2.2% offset by a negative currency impact of 8.6%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the first fiscal six months of 2015 were $6.9 billion, a decrease of 5.9% as compared to the same period a year ago, including an operational increase of 2.8% offset by a negative currency impact of 8.7%. U.S. Consumer segment sales increased by 3.2%. International Consumer segment sales decreased by 11.0%, including operational growth of 2.6% offset by a negative currency impact of 13.6%.

Major Consumer Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
OTC	$1,967	$2,014	(2.3)%	9.0%	(11.3)%
Skin Care	1,797	1,882	(4.5)	1.8	(6.3)
Baby Care	1,054	1,152	(8.5)	(0.2)	(8.3)
Oral Care	794	824	(3.6)	4.7	(8.3)
Wound Care/Other	654	760	(13.9)	(9.6)	(4.3)
Women’s Health	607	669	(9.3)	4.8	(14.1)
Total Consumer Sales	$6,873	$7,301	(5.9)%	2.8%	(8.7)%

Consumer segment sales in the fiscal second quarter of 2015 were $3.5 billion, a decrease of 7.0% as compared to the same period a year ago, including an operational increase of 2.3% offset by a negative currency impact of 9.3%. U.S. Consumer segment sales increased by 2.7%. International Consumer segment sales decreased by 12.2%, including operational growth of 2.1% offset by a negative currency impact of 14.3%.

Major Consumer Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
OTC	$974	$1,003	(2.9)%	8.2%	(11.1)%
Skin Care	894	968	(7.6)	(0.9)	(6.7)
Baby Care	543	607	(10.5)	(1.2)	(9.3)
Oral Care	391	413	(5.3)	4.5	(9.8)
Wound Care/Other	361	411	(12.2)	(7.6)	(4.6)
Women’s Health	320	342	(6.4)	9.9	(16.3)
Total Consumer Sales	$3,483	$3,744	(7.0)%	2.3%	(9.3)%

The OTC franchise achieved operational growth of 8.2% as compared to the prior year fiscal second quarter. The growth was primarily driven by worldwide analgesics, ZYRTEC® in the U.S. and other upper respiratory products outside the U.S.

The Skin Care franchise experienced an operational decline of 0.9% as compared to the prior year, primarily due to new product sales offset by the timing of shipments of seasonal products.

The Baby Care franchise experienced an operational decline of 1.2% as compared to the prior year, primarily due to competition in China.

The Oral Care franchise achieved operational growth of 4.5% as compared to the prior year. The growth was driven by increased sales of LISTERINE®, as a result of new product launches and successful marketing campaigns.

The Wound Care/Other franchise experienced an operational decline of 7.6% as compared to the prior year primarily due to the BENECOL® divestiture outside the U.S.

The Women’s Health franchise achieved operational growth of 9.9% as compared to the prior year primarily due to new product launches outside the U.S.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2015 were $15.7 billion, a total decrease of 2.1% as compared to the same period a year ago, with an operational increase of 5.3% and a negative currency impact of 7.4%. U.S. Pharmaceutical sales increased by 6.7% as compared to the same period a year ago. International Pharmaceutical sales decreased by 11.7%, including operational growth of 3.8% offset by a negative currency impact of 15.5%. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 5.7% on the operational growth of the Pharmaceutical segment in the first fiscal six months of 2015. The Pharmaceutical segment was impacted approximately 2% by a positive adjustment to previous reserve estimates including managed medicaid rebates, primarily in the Cardiovascular/Metabolism/Other therapeutic area.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Six Months Ended*

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
Total Immunology	$5,017	$4,974	0.9%	5.7%	(4.8)%
REMICADE®	3,268	3,414	(4.3)	(1.0)	(3.3)
SIMPONI®/ SIMPONI ARIA®	608	541	12.4	22.2	(9.8)
STELARA®	1,119	984	13.7	20.9	(7.2)
Other Immunology	22	35	(37.1)	(28.7)	(8.4)
Total Infectious Diseases	2,007	2,962	(32.2)	(23.8)	(8.4)
EDURANT®	192	173	11.0	33.4	(22.4)
OLYSIO®/SOVRIAD®	498	1,185	(58.0)	(51.7)	(6.3)
PREZISTA®/ PREZCOBIX™	875	937	(6.6)	1.7	(8.3)
Other Infectious Diseases	442	667	(33.7)	(25.2)	(8.5)
Total Neuroscience	3,182	3,265	(2.5)	6.4	(8.9)
CONCERTA®/methylphenidate	430	295	45.8	55.7	(9.9)
INVEGA®	321	323	(0.6)	6.1	(6.7)
INVEGA® SUSTENNA®/XEPLION®	847	767	10.4	19.4	(9.0)
RISPERDAL® CONSTA®	501	612	(18.1)	(8.5)	(9.6)
Other Neuroscience	1,083	1,268	(14.6)	(5.9)	(8.7)
Total Oncology	2,252	2,133	5.6	19.1	(13.5)
IMBRUVICA®	270	52	**	**	***
VELCADE®	683	811	(15.8)	(1.5)	(14.3)
ZYTIGA®	1,102	1,074	2.6	13.6	(11.0)
Other Oncology	197	196	0.5	16.1	(15.6)
Cardiovascular / Metabolism / Other	3,214	2,673	20.2	24.6	(4.4)
XARELTO®	913	680	34.3	34.3	—
INVOKANA®/ INVOKAMET®	596	211	**	**	***
PROCRIT®/EPREX®	545	629	(13.4)	(7.7)	(5.7)
Other	1,160	1,153	0.6	7.5	(6.9)
Total Pharmaceutical Sales	$15,672	$16,007	(2.1)%	5.3%	(7.4)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%
***Not meaningful

Pharmaceutical segment sales in the fiscal second quarter of 2015 were $7.9 billion, a total decrease of 6.6% as compared to the same period a year ago, with an operational increase of 1.0% and a negative currency impact of 7.6%. U.S. Pharmaceutical sales decreased by 1.5% as compared to the same period a year ago. International Pharmaceutical sales decreased by 12.7%, including operational growth of 3.8% offset by a negative currency impact of 16.5%. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 8.2% on the operational growth of the Pharmaceutical segment in the fiscal second quarter of 2015. The Pharmaceutical segment was impacted approximately 2% by a positive adjustment to previous reserve estimates including managed medicaid rebates, primarily in the Cardiovascular/Metabolism/Other therapeutic area.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Second Quarters Ended*

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
Total Immunology	$2,554	$2,631	(2.9)%	1.9%	(4.8)%
REMICADE®	1,668	1,804	(7.5)	(4.2)	(3.3)
SIMPONI®/ SIMPONI ARIA®	308	282	9.2	19.1	(9.9)
STELARA®	570	528	8.0	15.4	(7.4)
Other Immunology	8	17	(52.9)	(44.7)	(8.2)
Total Infectious Diseases	1,032	1,762	(41.4)	(33.2)	(8.2)
EDURANT®	101	92	9.8	33.2	(23.4)
OLYSIO®/ SOVRIAD®	264	831	(68.2)	(62.5)	(5.7)
PREZISTA®/ PREZCOBIX™	448	492	(8.9)	(0.1)	(8.8)
Other Infectious Diseases	219	347	(36.9)	(27.5)	(9.4)
Total Neuroscience	1,564	1,627	(3.9)	5.6	(9.5)
CONCERTA®/methylphenidate	206	145	42.1	53.3	(11.2)
INVEGA®	166	158	5.1	11.8	(6.7)
INVEGA® SUSTENNA®/ XEPLION®	436	394	10.7	20.1	(9.4)
RISPERDAL® CONSTA®	247	302	(18.2)	(7.8)	(10.4)
Other Neuroscience	509	628	(18.9)	(9.6)	(9.3)
Total Oncology	1,144	1,111	3.0	17.2	(14.2)
IMBRUVICA®	154	42	**	**	***
VELCADE®	344	403	(14.6)	1.1	(15.7)
ZYTIGA®	546	562	(2.8)	8.6	(11.4)
Other Oncology	100	104	(3.8)	12.5	(16.3)
Cardiovascular / Metabolism / Other	1,652	1,378	19.9	24.3	(4.4)
XARELTO®	472	361	30.7	30.7	—
INVOKANA®/ INVOKAMET®	318	117	**	**	***
PROCRIT®/EPREX®	276	319	(13.5)	(8.0)	(5.5)
Other	586	581	0.9	7.9	(7.0)
Total Pharmaceutical Sales	$7,946	$8,509	(6.6)%	1.0%	(7.6)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%
***Not meaningful

Immunology products achieved operational sales growth of 1.9% as compared to the same period a year ago. Increased sales of STELARA® (ustekinumab) and SIMPONI®/SIMPONI® ARIA® (golimumab) were primarily due to increased market growth and market share. Growth was partially offset by lower REMICADE® (infliximab) sales in Europe, reflecting the weakening of the euro, loss of exclusivity in Europe and a change in customer inventory levels. The patents for REMICADE® in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Loss of exclusivity will likely result in a further reduction in sales as additional biosimilar versions of REMICADE® are introduced to the market. See Note 11 to the Consolidated Financial Statements for legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 33.2% as compared to the same period a year ago. Competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a significant negative impact on U.S. sales and will continue to have a negative impact on future sales.

Neuroscience products achieved operational sales growth of 5.6% as compared to the same period a year ago. U.S. sales growth of CONCERTA®/methylphenidate was primarily due to a therapeutic equivalence reclassification of generic competitors. Strong sales of INVEGA® SUSTENNA®/XEPLION® (paliperidone palmitate) were primarily due to increased market share. The growth was negatively impacted by the U.S. divestiture of NUCYNTA®.

Oncology products achieved strong operational sales growth of 17.2% as compared to the same period a year ago. Major contributors to the growth were sales of ZYTIGA®(abiraterone acetate) in the U.S. due to market growth partially offset by share decline and strong growth in Asia and Latin America partially offset by lower sales in Europe due to competition. Additionally, strong sales of IMBRUVICA® (ibrutinib) were due to the approval of new indications in the U.S. and in Europe due to approval by the European Commission.

Cardiovascular / Metabolism / Other products achieved operational sales growth of 24.3% as compared to the same period a year ago due to strong sales of XARELTO®(rivaroxaban) and INVOKANA®/INVOKAMET® (canagliflozin) and was impacted by approximately 6% due to a positive adjustment to previous reserve estimates including managed medicaid rebates, primarily related to hormonal contraceptives.

Medical Devices
The Medical Devices segment sales in the first fiscal six months of 2015 were $12.6 billion, a decrease of 11.8% as compared to the same period a year ago, with an operational decrease of 4.6% and a negative currency impact of 7.2%. U.S. Medical Devices sales decreased 6.0%. International Medical Devices sales decreased by 16.4%, including an operational decrease of 3.5% and a negative currency impact of 12.9%. In the first fiscal six months of 2015, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 6.0% on the operational growth of the Medical Devices segment.

Major Medical Devices Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
Orthopaedics	$4,658	$4,890	(4.7)%	1.5%	(6.2)%
Surgical Care	2,872	3,083	(6.8)	1.5	(8.3)
Specialty Surgery/Other	1,712	1,779	(3.8)	3.2	(7.0)
Vision Care	1,277	1,468	(13.0)	(4.1)	(8.9)
Cardiovascular Care	1,073	1,108	(3.2)	5.5	(8.7)
Diabetes Care	978	1,070	(8.6)	0.9	(9.5)
Diagnostics	46	904	(94.9)	(93.5)	(1.4)
Total Medical Devices Sales	$12,616	$14,302	(11.8)%	(4.6)%	(7.2)%

The Medical Devices segment sales in the fiscal second quarter of 2015 were $6.4 billion, a decrease of 12.2% as compared to the same period a year ago, with an operational decrease of 4.7% and a negative currency impact of 7.5%. U.S. Medical Devices sales decreased 5.8%. International Medical Devices sales decreased by 17.3%, including an operational decrease of 3.9% and a negative currency impact of 13.4%. In the fiscal second quarter of 2015, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 6.1% on the operational growth of the Medical Devices segment.

Major Medical Devices Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	June 28, 2015	June 29, 2014	Total Change	Operations Change	Currency Change
Orthopaedics	$2,330	$2,469	(5.6)%	0.9%	(6.5)%
Surgical Care	1,449	1,575	(8.0)	0.7	(8.7)
Specialty Surgery/Other	879	905	(2.9)	4.5	(7.4)
Vision Care	646	707	(8.6)	1.1	(9.7)
Cardiovascular Care	544	567	(4.1)	4.7	(8.8)
Diabetes Care	494	558	(11.5)	(2.1)	(9.4)
Diagnostics	16	461	(96.5)	(95.0)	(1.5)
Total Medical Devices Sales	$6,358	$7,242	(12.2)%	(4.7)%	(7.5)%

The Orthopaedics franchise achieved operational sales growth of 0.9% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales of sports medicine, hip and knee products. Growth was negatively impacted by continued pricing pressures.

The Surgical Care franchise achieved operational sales growth of 0.7% as compared to the prior year fiscal second quarter primarily due to the success of new ECHELON FLEX™ products partially offset by lower sales of women's health and urology products.

The Specialty Surgery/Other franchise achieved operational sales growth of 4.5% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales of biosurgical and energy products attributable to increased penetration in certain markets and new product launches.

The Vision Care franchise achieved operational sales growth of 1.1% as compared to the prior year fiscal second quarter driven by growth outside the U.S., primarily Japan. Growth was partially offset by competitive pricing.

The Cardiovascular Care franchise, composed of the Cordis and Biosense Webster businesses, achieved operational sales growth of 4.7% as compared to the prior year fiscal second quarter driven by a 10% operational increase in the electrophysiology business. In the fiscal second quarter of 2015, the Company accepted the binding offer from Cardinal Health to acquire the Cordis business. The transaction is expected to close towards the end of 2015. For additional details see Note 10 to the Consolidated Financial Statements.

The Diabetes Care franchise experienced an operational sales decline of 2.1% as compared to the prior year fiscal second quarter primarily due to lower price partially offset by the success of the ANIMAS® VIBE™ products and new product launches.

On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise) to The Carlyle Group. For additional details see Note 10 to the Consolidated Financial Statements.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the first fiscal six months of 2015 increased to $11.3 billion as compared to $11.1 billion in the first fiscal six months of 2014, an increase of 2.4%. The increase was primarily due to higher gains of $0.8 billion on the sale of assets/businesses and receipt of a contingent payment, higher net litigation gains of $0.5 billion, primarily due to a litigation settlement agreement of $0.6 billion with Guidant Corporation (Guidant), a positive adjustment of $0.4 billion to previous reserve estimates including managed medicaid rebates and lower Synthes integration costs of $0.2 billion as compared to the fiscal six months of 2014. This was partially offset by currency impacts and loss of sales of OLYSIO®(simeprevir), a high gross margin product.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2015 increased to $5.7 billion as compared to $5.6 billion in the fiscal second quarter of 2014, an increase of 2.0%. The increase was primarily due to higher gains of $0.8 billion on the sale of assets/businesses and receipt of a contingent payment, a positive adjustment of $0.2 billion to previous reserve estimates including managed medicaid rebates, lower litigation expense of $0.1 billion and lower Synthes integration costs of $0.1 billion as compared to the fiscal second quarter of 2014. This was partially offset by currency impacts and loss of sales of OLYSIO®(simeprevir), a high gross margin product. Additionally, the fiscal second quarter of 2014 included an intangible asset write-down of $0.1 billion related to INCIVO® (telaprevir).

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2015 decreased to 30.2% from 30.6% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal second quarter of 2015 decreased to 30.1% from 31.0% of sales as compared to the same period a year ago. The decrease in both periods was primarily due to favorable product mix and the impact of the Ortho-Clinical Diagnostics divestiture partially offset by negative currency impacts and loss of sales of OLYSIO®(simeprevir), a high gross margin product. The intangible asset amortization expense for the first fiscal six months of 2015 and 2014 was $619 million and $698 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2015 increased to 29.1% from 28.3% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2015 increased to 30.3% from 28.1% of sales as compared to the same period a year ago. The increase in both periods was primarily due to incremental investment spending mainly in the Pharmaceutical and Medical Devices segments.

Research and Development Expense

Worldwide costs of research and development activities for the first fiscal six months of 2015 increased to 11.5% from 10.2% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal second quarter of 2015 increased to 12.0% from 10.3% of sales as compared to the same period a year ago. The increase was primarily due to increased spending and timing of milestone payments in the Pharmaceutical segment.

In-Process Research and Development (IPR&D)

During the first fiscal six months of 2014, the Company recorded a charge of $22 million for the discontinuation of a development program related to Mentor and an impairment related to Synthes.

Interest (Income) Expense

Interest income in the first fiscal six months of 2015 and the fiscal second quarter of 2015 was slightly higher than the same periods a year ago due to a higher average balance of cash, cash equivalents and marketable securities and higher interest rates. The ending balance of cash, cash equivalents and marketable securities was $34.0 billion at the end of the fiscal second quarter of 2015, which is an increase of $2.4 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was due primarily to cash generated from operating activities.

Interest expense in first fiscal six months of 2015 and the fiscal second quarter of 2015 was slightly higher as compared to the same periods a year ago. The higher average debt balance was partially offset by lower interest rates. At the end of the fiscal second quarter of 2015, the Company’s debt position was $19.3 billion as compared to $17.1 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (formerly Johnson & Johnson Development Corporation), gains and losses on divestitures, transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income. The change in other (income) expense, net for the first fiscal six months of 2015 was favorable by $1.6 billion, primarily due to higher gains of $0.8 billion on the sale of assets/businesses and receipt of a contingent payment, higher net litigation gains of $0.5 billion, primarily due to a litigation settlement agreement of $0.6 billion with Guidant, and lower Synthes integration costs of $0.2 billion as compared to the fiscal six months of 2014. The first fiscal six months of 2015 included a gain of $1.0 billion on the U.S. divestiture of NUCYNTA® versus the first fiscal six months of 2014, which included the gain of $0.3 billion from the the divestiture of the K-Y® brand. This was partially offset by higher costs of $0.1 billion related to the DePuy ASR™ Hip program and a trade inventory reserve write-down in the fiscal six months of 2015. Additionally, the fiscal six months of 2014 included an intangible asset write-down of $0.1 billion related to INCIVO® (telaprevir).

The change in other (income) expense, net for the fiscal second quarter of 2015 was favorable by $1.2 billion as compared to the same period a year ago due to higher gains of $0.8 billion on the sale of assets/businesses and receipt of a contingent payment, lower litigation expense of $0.1 billion and lower Synthes integration costs of $0.1 billion as compared to the fiscal second quarter of 2014. The fiscal second quarter of 2015 included a gain of $1.0 billion on the divestiture of NUCYNTA® versus the fiscal second quarter of 2014, which included the gain of $0.3 billion from the the divestiture of the K-Y® brand. Additionally, the fiscal second quarter of 2014 included an intangible asset write-down of $0.1 billion related to INCIVO® (telaprevir).

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the first fiscal six months of 2015 was 14.0% versus 16.2% for the same period a year ago. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal second quarter of 2015 was 9.1% versus 18.8% for the same period a year ago. The unfavorable pre-tax profit in both periods was primarily due to higher gains recognized in the first fiscal six months of 2014. The first fiscal six months of 2014 included a gain of $0.3 billion on the divestiture of the K-Y® brand.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the first fiscal six months of 2015 was 45.2% versus 41.7% for the same period a year ago. Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal second quarter of 2015 was 51.9% versus 40.8% for the same period a year ago. The favorable pre-tax profit in both periods was primarily due to higher gains recognized in the fiscal six months of 2015. The fiscal second quarter and fiscal six months of 2015 included $1.3 billion and $1.5 billion, respectively, from a gain on the sale of assets/businesses, receipt of a contingent payment and a positive adjustment to previous reserve estimates including managed medicaid rebates. The divestiture of NUCYNTA® was recorded in the fiscal second quarter of 2015. The fiscal second quarter and first fiscal six months of 2015 was unfavorably impacted by sales declines of OLYSIO®(simeprevir) and negative currency impacts as compared to 2014.

Medical Devices Segment

Pre-tax profit for the Medical Devices segment as a percent to sales in the first fiscal six months of 2015 was 30.2% versus 25.7% for the same period a year ago. The favorable pre-tax profit in the first fiscal six months of 2015 was primarily attributable to a net litigation gain of $0.4 billion primarily related to a litigation settlement agreement of $0.6 billion with Guidant and lower Synthes integration costs of $0.2 billion as compared to the first fiscal six months of 2014. This was partially offset by higher costs of $0.1 billion related to the DePuy ASR™ Hip program.

Pre-tax profit for the Medical Devices segment as a percent to sales in the fiscal second quarter of 2015 was 24.9% versus 23.5% for the same period a year ago primarily due to lower litigation expense of $0.1 billion, lower Synthes integration costs of $0.1 billion and the impact of the Ortho-Clinical Diagnostics divestiture as compared to the fiscal second quarter of 2014.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal six months of 2015 and 2014 were 21.9% and 18.1%, respectively. The higher effective tax rate in 2015 as compared to 2014 was primarily due to a tax benefit in the fiscal first quarter of 2014 of $398 million associated with the Conor Medsystems divestiture which reduced the tax rate for the first fiscal six months of 2014 by 3.6%. Additionally, 2015 taxable income increased in higher tax jurisdictions relative to lower tax jurisdictions.

As of June 28, 2015, the Company had approximately $2.6 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $10.6 billion at the end of the fiscal second quarter of 2015 as compared with $14.5 billion at the fiscal year end of 2014. The primary sources of cash were approximately $8.1 billion net cash generated from operating activities offset by $5.3 billion used by investing activities and $5.7 billion used by financing activities and $0.9 billion due to the effect on exchange rate changes on cash and cash equivalents. In addition, the Company had $23.3 billion in marketable securities at the end of the fiscal second quarter of 2015 and $18.6 billion at the end of 2014.

Cash flow from operations of $8.1 billion was the result of $8.8 billion of net earnings and $2.3 billion of non-cash charges and other adjustments for depreciation and amortization and stock-based compensation and $1.9 billion related to deferred taxes, other current and non-current assets and other current and non-current liabilities. Cash flow from operations was reduced by $2.2 billion related to accounts payable and accrued liabilities, $1.7 billion related to account receivables and inventories and $1.0 billion from net gains on sale of assets/businesses.

Investing activities use of $5.3 billion of cash was primarily for net purchases of investments in marketable securities of $5.0 billion, additions to property, plant and equipment of $1.3 billion and acquisitions of $0.2 billion partially offset by proceeds from the disposal of assets/businesses of $1.2 billion.

Financing activities use of $5.7 billion of cash was primarily for dividends to shareholders of $4.0 billion and $3.1 billion for the repurchase of common stock. Financing activities also included a source of $0.8 billion of net proceeds from stock options exercised and associated tax benefits and net proceeds of short and long-term debt of $0.7 billion.

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
In the fiscal second quarter of 2015, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program was completed on April 28, 2015.

Dividends

On April 23, 2015, the Board of Directors declared a regular cash dividend of $0.75 per share, payable on June 9, 2015 to shareholders of record as of May 26, 2015.

On July 20, 2015, the Board of Directors declared a regular cash dividend of $0.75 per share, payable on September 8, 2015 to shareholders of record as of August 25, 2015. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $1.8 billion as of June 28, 2015 and December 28, 2014. Approximately $1.2 billion as of June 28, 2015 and approximately $1.1 billion as of December 28, 2014 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.6 billion at June 28, 2015 and $0.7 billion as of December 28, 2014. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

The Venezuelan government has established or is in the process of establishing alternative systems and offerings of various foreign currency exchanges. In 2015, the Company continued to have access to an official government rate of 6.3 Bolivares Fuertes to one U.S. dollar to settle imports of various products into Venezuela. Through the second quarter of 2015, the Company has primarily utilized the official government rate of 6.3 Bolivares Fuertes to one U.S. dollar in preparing its consolidated financial statements. The Company continues to evaluate the appropriateness of the use of the official government rate for the translation of its financial statements. If the Company’s ability to have consistent access to the official rate to exchange Bolivares Fuertes to U.S. dollars is impaired in the future, it would consider the use of one of the alternative rates in its preparing its consolidated financial statements. During 2014, the Company applied to settle an outstanding dividend payable at one of the alternative foreign exchange rates. As a result, the Company has applied this alternative exchange rate to translate certain transactions, as appropriate. As of June 28, 2015, the Company’s Venezuelan subsidiaries represented less than 0.5% of the Company's consolidated assets, liabilities, revenues and profits; therefore, the effect of a possible change in the exchange rate is not expected to have a material adverse effect on the Company's 2015 full-year results.

As described above, while the Company continues to do business in Greece, the Company closely monitors the economic situation. As of June 28, 2015, the Company’s Greek subsidiaries represented 0.3% and 0.4% of the Company's consolidated assets and revenues, respectively.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program was completed on April 28, 2015.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2015. Common Stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 through April 26, 2015	3,315,682	100.07	3,297,012	—
April 27, 2015 through May 24, 2015	2,937,376	100.04	646,671	—
May 25, 2015 through June 28, 2015	2,735,444	99.72	—	—
Total	8,988,502		3,943,683

(1) During the fiscal second quarter of 2015, the Company repurchased an aggregate of 8,988,502 shares of Johnson & Johnson Common Stock in open-market transactions, of which 3,943,683 shares were purchased pursuant to the repurchase program that was publicly announced on July 21, 2014, and of which 5,044,819 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of June 28, 2015, an aggregate of 48,647,190 shares were purchased for a total of $5.0 billion since the inception of the repurchase program announced on July 21, 2014, which concluded on April 28, 2015.

Item 6 — EXHIBITS

Exhibit 10.1 Severance Pay Plan Amendment

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: July 31, 2015	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2015	By /s/ S. J. COSGROVE
S. J. COSGROVE
Controller (Principal Accounting Officer)