Form 10-Q
period 2015-09-27
JOHNSON & JOHNSON
filed 2015-10-30
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On October 23, 2015, 2,766,943,629 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,639	14,523
Marketable securities	23,667	18,566
Accounts receivable, trade, less allowances for doubtful accounts $260 (2014, $275)	11,366	10,985
Inventories (Note 2)	8,206	8,184
Deferred taxes on income	3,606	3,567
Prepaid expenses and other	3,010	3,486
Total current assets	63,494	59,311
Property, plant and equipment at cost	36,397	36,685
Less: accumulated depreciation	(20,846)	(20,559)
Property, plant and equipment, net	15,551	16,126
Intangible assets, net (Note 3)	25,988	27,222
Goodwill (Note 3)	21,279	21,832
Deferred taxes on income	3,150	3,396
Other assets	3,804	3,232
Total assets	$133,266	131,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,677	3,638
Accounts payable	5,928	7,633
Accrued liabilities	5,062	6,553
Accrued rebates, returns and promotions	5,338	4,010
Accrued compensation and employee related obligations	2,324	2,751
Accrued taxes on income	931	500
Total current liabilities	25,260	25,085
Long-term debt (Note 4)	14,073	15,122
Deferred taxes on income	3,561	3,154
Employee related obligations	9,515	9,972
Other liabilities	9,303	8,034
Total liabilities	61,712	61,367
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,861)	(10,722)
Retained earnings	102,748	97,245
Less: common stock held in treasury, at cost (352,562,000 and 336,620,000 shares)	21,453	19,891
Total shareholders’ equity	71,554	69,752
Total liabilities and shareholders' equity	$133,266	131,119
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarters Ended
	September 27, 2015	Percent to Sales	September 28, 2014	Percent to Sales
Sales to customers (Note 9)	$17,102	100.0%	$18,467	100.0%
Cost of products sold	5,224	30.5	5,399	29.2
Gross profit	11,878	69.5	13,068	70.8
Selling, marketing and administrative expenses	5,081	29.7	5,468	29.6
Research and development expense	2,154	12.6	2,023	11.0
In-process research and development	10	0.1	—	—
Interest income	(32)	(0.2)	(18)	(0.1)
Interest expense, net of portion capitalized	123	0.7	130	0.7
Other (income) expense, net	420	2.5	(1,345)	(7.3)
Earnings before provision for taxes on income	4,122	24.1	6,810	36.9
Provision for taxes on income (Note 5)	764	4.5	2,061	11.2
NET EARNINGS	$3,358	19.6%	$4,749	25.7%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.21		$1.69
Diluted	$1.20		$1.66
CASH DIVIDENDS PER SHARE	$0.75		$0.70
AVG. SHARES OUTSTANDING
Basic	2,768.4		2,814.4
Diluted	2,807.2		2,864.3
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 27, 2015	Percent to Sales	September 28, 2014	Percent to Sales
Sales to customers (Note 9)	$52,263	100.0%	$56,077	100.0%
Cost of products sold	15,863	30.4	16,893	30.1
Gross profit	36,400	69.6	39,184	69.9
Selling, marketing and administrative expenses	15,312	29.3	16,132	28.8
Research and development expense	6,182	11.8	5,859	10.5
In-process research and development	10	0.0	22	0.0
Interest income	(75)	(0.1)	(50)	(0.1)
Interest expense, net of portion capitalized	392	0.7	394	0.7
Other (income) expense, net	(859)	(1.6)	(1,033)	(1.8)
Earnings before provision for taxes on income	15,438	29.5	17,860	31.8
Provision for taxes on income (Note 5)	3,244	6.2	4,058	7.2
NET EARNINGS	$12,194	23.3%	$13,802	24.6%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.39		$4.89
Diluted	$4.33		$4.81
CASH DIVIDENDS PER SHARE	$2.20		$2.06
AVG. SHARES OUTSTANDING
Basic	2,774.8		2,822.0
Diluted	2,817.1		2,871.2

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarters Ended		Fiscal Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net earnings	$3,358	4,749	12,194	13,802

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,069)	(2,400)	(2,729)	(2,499)

Securities:
Unrealized holding gain (loss) arising during period	(44)	(35)	267	6
Reclassifications to earnings	(46)	(1)	(127)	(1)
Net change	(90)	(36)	140	5

Employee benefit plans:
Prior service cost amortization during period	(5)	(5)	(16)	(14)
Gain (loss) amortization during period	159	101	477	301
Net change	154	96	461	287

Derivatives & hedges:
Unrealized gain (loss) arising during period	160	14	26	(139)
Reclassifications to earnings	38	(49)	(37)	(176)
Net change	198	(35)	(11)	(315)

Other comprehensive income (loss)	(807)	(2,375)	(2,139)	(2,522)

Comprehensive income	$2,551	2,374	10,055	11,280

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarters were as follows for 2015 and 2014, respectively: Securities: $48 million and $19 million; Employee Benefit Plans: $75 million and $46 million; Derivatives & Hedges: $107 million and $19 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2015 and 2014, respectively: Securities: $76 million and $3 million; Employee Benefit Plans: $226 million and $139 million; Derivatives & Hedges: $6 million and $170 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,194	13,802
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,713	2,904
Stock based compensation	677	646
Venezuela adjustments	—	89
Asset write-downs	367	259
Net gain on sale of assets/businesses	(1,274)	(2,336)
Deferred tax provision	233	297
Accounts receivable allowances	2	(54)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(910)	(399)
Increase in inventories	(719)	(1,098)
Decrease in accounts payable and accrued liabilities	(1,558)	(827)
Decrease in other current and non-current assets	986	72
Increase in other current and non-current liabilities	1,486	751

NET CASH FLOWS FROM OPERATING ACTIVITIES	14,197	14,106

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,097)	(2,218)
Proceeds from the disposal of assets/businesses, net	1,620	4,481
Acquisitions, net of cash acquired	(233)	(291)
Purchases of investments	(28,766)	(25,784)
Sales of investments	23,167	14,576
Other	(35)	(147)

NET CASH USED BY INVESTING ACTIVITIES	(6,344)	(9,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(6,101)	(5,812)
Repurchase of common stock	(3,394)	(4,381)
Proceeds from short-term debt	2,107	629
Retirement of short-term debt	(930)	(1,713)
Proceeds from long-term debt	3	17
Retirement of long-term debt	(27)	(1,787)
Proceeds from the exercise of stock options/excess tax benefits	837	1,406
Other	(50)	—

NET CASH USED BY FINANCING ACTIVITIES	(7,555)	(11,641)

Effect of exchange rate changes on cash and cash equivalents	(1,182)	(191)
Decrease in cash and cash equivalents	(884)	(7,109)
Cash and Cash equivalents, beginning of period	14,523	20,927
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,639	13,818

Acquisitions
Fair value of assets acquired	$477	305
Fair value of liabilities assumed and noncontrolling interests	(244)	(14)
Net fair value of acquisitions	233	291
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

During the fiscal third quarter of 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. This update is not expected to have a material impact on the Company’s consolidated financial statements.

During the fiscal second quarter of 2015, the FASB issued Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the presentation of the Company’s financial position.

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

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-09: Revenue from Contracts with Customers. This standard replaces substantially all current revenue recognition accounting guidance. During the fiscal third quarter of 2015, the FASB approved a one year deferral to the effective date of Accounting Standards Update No. 2014-09 to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. Early adoption of this standard is permitted but not before the original effective for the year beginning after December 15, 2016. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	September 27, 2015	December 28, 2014
Raw materials and supplies	$1,198	1,214
Goods in process	2,026	2,461
Finished goods	4,982	4,509
Total inventories	$8,206	8,184

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

(Dollars in Millions)	September 27, 2015	December 28, 2014
Intangible assets with definite lives:
Patents and trademarks — gross	$8,298	9,074
Less accumulated amortization	4,687	4,700
Patents and trademarks — net	3,611	4,374
Customer relationships and other intangibles — gross	17,739	17,970
Less accumulated amortization	5,637	5,227
Customer relationships and other intangibles — net	12,102	12,743
Intangible assets with indefinite lives:
Trademarks	7,084	7,263
Purchased in-process research and development	3,191	2,842
Total intangible assets with indefinite lives	10,275	10,105
Total intangible assets — net	$25,988	27,222

Goodwill as of September 27, 2015 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at December 28, 2014	$7,675	2,626	11,531		21,832
Goodwill, related to acquisitions	—	64	22		86
Goodwill, related to divestitures	(117)	(17)	(1)		(135)
Currency translation/Other	(350)	(56)	(98)	(1)	(504)
Goodwill, net as of September 27, 2015	$7,208	2,617	11,454		21,279
See Note 10 to the Consolidated Financial Statements for more details related to business combinations and divestitures.

(1)Includes $98 million classified as held for sale, a component of other assets on the Consolidated Balance Sheet, related to the divestiture of Cordis which was pending as of September 27, 2015.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 17 years and 24 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $912 million and $1,033 million for the fiscal nine months ended September 27, 2015 and September 28, 2014, respectively. The estimated amortization expense for the five succeeding years approximates $1.2 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral by either the Company or the counter-party. On an ongoing basis, the Company monitors counterparty credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an "A" (or equivalent) credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this note for receivables and payables with these commercial institutions. As of September 27, 2015, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $27.8 billion, $2.4 billion and $2.2 billion, respectively.

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

As of September 27, 2015, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $130 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal third quarters in 2015 and 2014:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Third Quarters Ended
Cash Flow Hedges By Income Statement Caption	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Sales to customers(3)	$3	(43)	(24)	(2)	(3)	—
Cost of products sold(3)	222	(37)	(34)	37	1	(2)
Research and development expense(3)	(10)	25	7	8	—	—
Interest (income)/Interest expense, net(4)	(13)	11	1	(6)	—	—
Other (income) expense, net(3)	(42)	58	12	12	(1)	—
Total	$160	14	(38)	49	(3)	(2)

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the first fiscal nine months in 2015 and 2014:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Nine Months Ended
Cash Flow Hedges By Income Statement Caption	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Sales to customers(3)	$(52)	(73)	(95)	6	(5)	1
Cost of products sold(3)	106	(187)	82	196	15	(4)
Research and development expense(3)	(13)	28	(2)	(5)	—	(1)
Interest (income)/Interest expense, net(4)	(42)	21	(2)	(12)	—	—
Other (income) expense, net(3)	27	72	54	(9)	—	—
Total	$26	(139)	37	176	10	(4)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps

For the fiscal third quarters ended September 27, 2015 and September 28, 2014, a loss of $8 million and a loss of $2 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal nine months ended September 27, 2015 and September 28, 2014, a gain of $32 million and a loss of $48 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 27, 2015 and December 28, 2014 were as follows:

	September 27, 2015				December 28, 2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	791	—	791	996
Interest rate contracts (2)(4)(7)	—	51	—	51	31
Total	—	842	—	842	1,027
Liabilities:
Forward foreign exchange contracts(8)	—	472	—	472	751
Interest rate contracts (3)(4)	—	185	—	185	8
Total	—	657	—	657	759
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	56	—	56	29
Liabilities:
Forward foreign exchange contracts(8)	—	39	—	39	51
Available For Sale Other Investments:
Equity investments(5)	1,130	—	—	1,130	679
Debt securities(6)	$—	5,269	—	5,269	—

(1)	2014 assets and liabilities are all classified as Level 2 with the exception of equity investments of $679 million, which are classified as Level 1.

(2)	Includes $45 million and $29 million of non-current other assets for September 27, 2015 and December 28, 2014, respectively.

(3)	Includes $185 million and $8 million of non-current other liabilities for September 27, 2015 and December 28, 2014, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets. The carrying amount of the equity investments were $531 million and $284 million as of September 27, 2015 and December 28, 2014, respectively. The unrealized gains were $648 million and $406 million as of September 27, 2015 and December 28, 2014, respectively. The unrealized losses were $49 million and $11 million as of September 27, 2015 and December 28, 2014, respectively.

(6)	Classified as current marketable securities.

(7)	Classified as other current assets.

(8)	Classified as accounts payable.

The Company's cash, cash equivalents and current marketable securities as of September 27, 2015 comprised:

	September 27, 2015
(Dollars in Millions)	Carrying Amount	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$1,976	—	—	1,976	1,976
U.S. Gov't Securities(1)	15,694	5	—	15,699	1,700	13,994
Other Sovereign Securities(1)	2,737	—	—	2,737	1,192	1,545
U.S. Reverse repurchase agreements(1)	3,015	—	—	3,015	3,015
Other Reverse repurchase agreements(1)	2,179	—	—	2,179	2,179
Corporate debt securities(1)	4,237	—	—	4,237	1,378	2,859
Money market funds	1,358	—	—	1,358	1,358
Time deposits(1)	841	—	—	841	841
Subtotal	32,037	5	—	32,042	13,639	18,398

Gov't Securities	4,255	14	(1)	4,268	—	4,268
Corporate debt securities	1,002	2	(3)	1,001	—	1,001
Subtotal Available for Sale(2)	$5,257	16	(4)	5,269	—	5,269

Total cash, cash equivalents and current marketable securities					13,639	23,667
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
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
The contractual maturities of the debt securities available for sale at September 27, 2015 are due from one year through five years.

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 27, 2015:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$5,677	5,677

Non-Current Debt
3 month LIBOR+0.07% FRN due 2016	800	800
0.70% Notes due 2016	399	400
5.55% Debentures due 2017	1,000	1,084
1.125% Notes due 2017	706	710
5.15% Debentures due 2018	899	995
1.65% Notes due 2018	609	616
4.75% Notes due 2019 (1B Euro 1.1267)	1,123	1,322
1.875% Notes due 2019	510	517
3% Zero Coupon Convertible Subordinated Debentures due in 2020	140	181
2.95% Debentures due 2020	545	585
3.55% Notes due 2021	448	487
2.45% Notes due 2021	350	357
6.73% Debentures due 2023	250	326
3.375% Notes due 2023	811	856
5.50% Notes due 2024 (500 MM GBP 1.5215)	756	940
6.95% Notes due 2029	297	426
4.95% Debentures due 2033	500	571
4.375% Notes due 2033	864	932
5.95% Notes due 2037	996	1,275
5.85% Debentures due 2038	700	898
4.50% Debentures due 2040	541	585
4.85% Notes due 2041	298	345
4.50% Notes due 2043	499	539
Other	32	32
Total Non-Current Debt	$14,073	15,779

The weighted average effective interest rate on non-current debt is 4.18%.

The excess of the fair value over the carrying value of debt was $2.2 billion at December 28, 2014.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2015 and 2014 were 21.0% and 22.7%, respectively. The lower effective tax rate in 2015 as compared to 2014 was primarily due to the 2014 divestiture of the Ortho-Clinical Diagnostics business at an approximate 41.0% effective tax rate and the accrual of an additional year of the Branded Prescription Drug Fee, which is not tax deductible. This additional 2014 tax expense was partially offset by a benefit from the Conor Medsystems divestiture, a settlement of substantially all issues related to the Company's U.S. Internal Revenue Service audit of tax years 2006 - 2009 and the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code. Additionally, the effective tax rate is lower in 2015 as compared to 2014 as a result of the mix in foreign earnings to lower tax jurisdictions.

As of September 27, 2015, the Company had approximately $2.6 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2015 and 2014 include the following components:

	Fiscal Third Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$247	197	64	52
Interest cost	246	255	46	50
Expected return on plan assets	(451)	(403)	(2)	(2)
Amortization of prior service cost/(credit)	—	1	(8)	(8)
Recognized actuarial losses	186	115	50	33
Curtailments and settlements	—	(11)	—	—
Net periodic benefit cost	$228	154	150	125

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2015 and 2014 include the following components:

	Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$744	594	193	158
Interest cost	743	768	139	149
Expected return on plan assets	(1,361)	(1,212)	(5)	(5)
Amortization of prior service cost/(credit)	1	4	(25)	(25)
Recognized actuarial losses	560	346	150	101
Curtailments and settlements	4	(11)	—	—
Net periodic benefit cost	$691	489	452	378

Company Contributions

For the fiscal nine months ended September 27, 2015, the Company contributed $316 million and $23 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 28, 2014	$(4,803)	257	(6,317)	141	(10,722)
Net change	(2,729)	140	461	(11)	(2,139)
September 27, 2015	$(7,532)	397	(5,856)	130	(12,861)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended September 27, 2015 and September 28, 2014:

	Fiscal Third Quarters Ended
(Shares in Millions)	September 27, 2015	September 28, 2014
Basic net earnings per share	$1.21	1.69
Average shares outstanding — basic	2,768.4	2,814.4
Potential shares exercisable under stock option plans	129.4	148.4
Less: shares which could be repurchased under treasury stock method	(92.8)	(101.2)
Convertible debt shares	2.2	2.7
Average shares outstanding — diluted	2,807.2	2,864.3
Diluted earnings per share	$1.20	1.66

The diluted earnings per share calculation for both the fiscal third quarters ended September 27, 2015 and September 28, 2014 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal third quarter ended September 27, 2015 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share. Diluted earnings per share calculation for the fiscal third quarter ended September 28, 2014 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended September 27, 2015 and September 28, 2014:

	Fiscal Nine Months Ended
(Shares in Millions)	September 27, 2015	September 28, 2014
Basic net earnings per share	$4.39	4.89
Average shares outstanding — basic	2,774.8	2,822.0
Potential shares exercisable under stock option plans	129.1	148.8
Less: shares which could be repurchased under treasury stock method	(89.0)	(102.3)
Convertible debt shares	2.2	2.7
Average shares outstanding — diluted	2,817.1	2,871.2
Diluted earnings per share	$4.33	4.81

The diluted earnings per share calculation for both the fiscal nine months ended September 27, 2015 and September 28, 2014 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal nine months ended September 27, 2015 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share. Diluted net earnings per share calculation for the fiscal nine months ended September 28, 2014 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change

Consumer
United States	$1,277	1,173	8.9%
International	2,037	2,416	(15.7)
Total	3,314	3,589	(7.7)
Pharmaceutical
United States	4,509	4,723	(4.5)
International	3,185	3,584	(11.1)
Total	7,694	8,307	(7.4)
Medical Devices
United States	3,005	2,946	2.0
International	3,089	3,625	(14.8)
Total	6,094	6,571	(7.3)
Worldwide
United States	8,791	8,842	(0.6)
International	8,311	9,625	(13.7)
Total	$17,102	18,467	(7.4)%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change

Consumer
United States	$3,991	3,802	5.0%
International	6,196	7,088	(12.6)
Total	10,187	10,890	(6.5)
Pharmaceutical
United States	13,423	13,076	2.7
International	9,943	11,238	(11.5)
Total	23,366	24,314	(3.9)
Medical Devices
United States	8,980	9,300	(3.4)
International	9,730	11,573	(15.9)
Total	18,710	20,873	(10.4)
Worldwide
United States	26,394	26,178	0.8
International	25,869	29,899	(13.5)
Total	$52,263	56,077	(6.8)%

SEGMENT PRE-TAX PROFIT

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change
Consumer (1)	$811	407	99.3%
Pharmaceutical(2)	2,732	3,247	(15.9)
Medical Devices(3)	835	3,399	(75.4)
Segments operating profit	4,378	7,053	(37.9)
Less: Expense not allocated to segments (4)	256	243
Worldwide income before taxes	$4,122	6,810	(39.5)%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change
Consumer (1)	$1,772	1,588	11.6%
Pharmaceutical(2)	9,816	9,921	(1.1)
Medical Devices(3)	4,640	7,069	(34.4)
Segments operating profit	16,228	18,578	(12.6)
Less: Expense not allocated to segments (4)	790	718
Worldwide income before taxes	$15,438	17,860	(13.6)%
(1) Includes a gain of $229 million from the divestiture of the SPLENDA® brand recorded in the fiscal third quarter and fiscal nine months of 2015. Includes a gain of $388 million from the divestiture of the K-Y® brand recorded in the fiscal nine months of 2014.

(2) Includes litigation expense of $136 million in the fiscal nine months of 2015. Includes a gain of $981 million recorded in the fiscal nine months of 2015 from the divestiture of the U.S. license rights to NUCYNTA® (tapentadol), NUCYNTA® ER (tapentadol extended-release tablets), and NUCYNTA® (tapentadol) oral solution. Includes an additional year of the Branded Prescription Drug Fee of $220 million recorded in the fiscal third quarter and fiscal nine months of 2014.

(3) Includes litigation expense of $409 million related to product liability and a $0.3 billion intangible asset write-down related to Acclarent recorded in the fiscal third quarter of 2015. Includes a net gain of $1,948 million from the divestiture of the Ortho-Clinical Diagnostics business, litigation expense of $225 million, Synthes integration costs of $167 million and $126 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal third quarter of 2014. Includes $148 million for costs associated with the DePuy ASRTM Hip program, Synthes integration costs of $113 million and a $0.3 billion intangible asset write-down related to Acclarent recorded in the fiscal nine months of 2015. Includes a net gain of $1,948 million from the divestiture of the Ortho-Clinical Diagnostics business, litigation expense of $501 million, Synthes integration costs of $429 million and $126 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal nine months of 2014.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarters Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change
United States	$8,791	8,842	(0.6)%
Europe	3,802	4,446	(14.5)
Western Hemisphere, excluding U.S.	1,463	1,820	(19.6)
Asia-Pacific, Africa	3,046	3,359	(9.3)
Total	$17,102	18,467	(7.4)%

	Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2015	September 28, 2014	Percent Change
United States	$26,394	26,178	0.8%
Europe	11,993	14,387	(16.6)
Western Hemisphere, excluding U.S.	4,603	5,378	(14.4)
Asia-Pacific, Africa	9,273	10,134	(8.5)
Total	$52,263	56,077	(6.8)%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
Subsequent to the quarter, on October 2, 2015, the Company completed the divestiture of the Cordis business to Cardinal Health for an approximate value of $2.0 billion subject to customary adjustments. The Company will record the gain in the fiscal fourth quarter of 2015. As of September 27, 2015, the assets classified as held for sale relating to the Cordis business were $173 million of inventory classified as prepaid expenses and other on the Consolidated Balance Sheet. The non-current assets classified as held for sale relating to the Cordis business were $104 million of property, plant and equipment, net, $59 million of intangible assets and $98 million of goodwill classified as other assets on the Consolidated Balance Sheet.

During the fiscal third quarter of 2015, the Company completed the divestiture of its SPLENDA® brand to Heartland Food Products Group. The pre-tax gain on the divestiture was $229 million and was recognized in Other (income) expense, net.

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

During the fiscal third quarter of 2014, the Company divested its Ortho-Clinical Diagnostics business to The Carlyle Group, for approximately $4.0 billion. The Company recorded a pre-tax net gain of approximately $1.9 billion in the fiscal third quarter of 2014. As of September 27, 2015, the assets classified as held for sale relating to the Ortho-Clinical Diagnostics companies in countries that have not completely closed due to local regulatory requirements were $42 million of inventory, classified as prepaid expenses and other on the Consolidated Balance Sheet and $107 million of property, plant and equipment, classified as other assets on the Consolidated Balance Sheet. Additional countries are expected to close by the end of the year.

During the fiscal third quarter of 2014, the Company completed the acquisition of Covagen AG, a privately-held, biopharmaceutical company specializing in the development of multispecific protein therapeutics through the FynomAb® technology platform.

During the fiscal second quarter of 2014, McNEIL-PPC, Inc., a subsidiary of Johnson & Johnson, completed the divestiture of the K-Y® brand to Reckitt Benckiser Group PLC in the U.S. and certain other markets.  The pre-tax gain on the divestiture in the countries that closed as of the fiscal third quarter of 2014 was $388 million and was recognized in Other (income) expense, net.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 27, 2015, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions.

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

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, RISPERDAL®, and XARELTO®. As of September 27, 2015, in the U.S. there were approximately 6,300 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 8,300 with respect to the PINNACLE® Acetabular Cup System, 44,400 with respect to pelvic meshes, 5,400 with respect to RISPERDAL®, and 3,000 with respect to XARELTO®.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of XARELTO®, an oral anticoagulant. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States and many cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania. Class action lawsuits also have been filed in Canada. The Company has established an accrual with respect to product liability litigation associated with XARELTO®. Changes to this accrual may be required in the future as additional information becomes available.

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

Medical Devices

In January 2010, Tyco Healthcare Group, LP (Tyco) and U.S. Surgical Corporation (now Covidien plc) filed a lawsuit against Ethicon Endo-Surgery, Inc. (EES) in the United States District Court for the District of Connecticut alleging that EES's HARMONIC® shears infringed three Tyco patents. The case was tried in July 2012, and in March 2013, the Court ruled that some of EES's HARMONIC® shears infringed Tyco's patents and ordered EES to pay damages of approximately $176 million, but declined to order injunctive relief. EES appealed and in December 2014, the United States Court of Appeals for the Federal Circuit reversed the District Court's ruling and found all the asserted claims invalid. Tyco filed a motion for rehearing, which was denied in February 2015. In July 2015, Tyco filed a motion for review with the U.S. Supreme Court. In July 2014, Covidien filed another patent infringement lawsuit against EES in the United States District Court for the District of

Connecticut seeking damages and a preliminary injunction, alleging that EES's newest version of its harmonic scalpels, the HARMONIC ACE®+ 7 Shears and the HARMONIC ACE®+ Shears, infringed the three Tyco patents asserted in the previous case. Covidien brought a motion for a preliminary injunction against the HARMONIC ACE®+7 Shears, and in October 2014, the District Court granted Covidien's motion for a preliminary injunction. EES appealed and the Court of Appeals for the Federal Circuit granted EES an interim stay of the injunction, and then in March 2015, reversed the grant of the preliminary injunction. The claims asserted by Covidien in this case are the same claims that were declared invalid in December 2014 by the Court of Appeals in the Tyco case discussed above.

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

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, LLC, Instacare Corp (now known as Pharmatech Solutions, Inc. (Pharmatech)) and Conductive Technologies, Inc. (collectively, Shasta) in the United States District Court for the Northern District of California for patent infringement for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters. Shasta has alleged that the three LifeScan patents-in-suit are invalid. Shasta also challenged the validity of the asserted patents in the United States Patent and Trademark Office (USPTO) and the patent infringement case has been stayed pending the outcome of the USPTO proceedings. The validity of two of the patents was confirmed by the USPTO and in August 2014, the USPTO determined that the third patent, U.S. Patent No. 7,250,105 (the '105 patent), is invalid. LifeScan is appealing that decision, and oral argument on the appeal is scheduled for December 2015. The patent case has resumed on the two other patents. In April 2013, Shasta brought counterclaims for alleged antitrust violations and false advertising and those claims have been stayed pending resolution of the patent infringement case. LifeScan entered into a settlement agreement with Shasta Technologies and Conductive Technologies and in March 2015, the Court entered a consent judgment against Shasta Technologies and Conductive Technologies. The litigation with Pharmatech continues. In May 2014, LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina alleging that the making and marketing of Unistrip’s strips infringe the same patents asserted against Shasta above. That case has been stayed pending the outcome of the appeal of the USPTO's decision on the validity of the '105 patent. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan's strips.

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

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that all of Cordis's sales of the CYPHER® and CYPHER SELECT™ Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents.  Medinol is seeking damages and attorney's fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims, and Medinol did not appeal the decision. In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol is appealing this decision. Following the divestiture of Cordis, the Company retains any liability that may result from this case.

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

Pharmaceutical

In 2012 and 2013, Noramco, Inc. (Noramco) moved to intervene in several patent infringement lawsuits filed in the United States District Court for the Southern District of New York by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Watson Laboratories, Inc.- Florida (Watson) and Andrx Labs, LLC (Andrx). The lawsuits are in response to the defendants' respective Abbreviated New Drug Applications seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal, Watson, and Andrx. In April 2013, Watson and Andrx entered into a settlement with Purdue. The trial against Impax and Teva (and others) took place in September 2013, and Noramco defended Teva and Impax. In November 2013, Impax entered into a settlement with Purdue. In January 2014, the Court issued a decision invalidating the relevant Purdue patents and, based on that decision, subsequently dismissed the lawsuit against Amneal (and other parties not defended by Noramco). Purdue has appealed the Court's decision. If Purdue prevails in its appeal of the invalidity decision, it can reinstitute its action against Amneal. In December 2014, Teva entered into a confidential settlement with Purdue, and Teva subsequently moved to have the appeal dismissed as moot in view of the settlement. The Federal Circuit deferred judgment on Teva’s motion to dismiss, and oral argument on Purdue’s appeal is set for November 2015.

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

In September 2013, JBI and NYU Langone Medical Center (NYU Medical Center) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (the '471 patent) in a reexamination proceeding instituted by a third party.  The '471 patent is co-owned by JBI and NYU Medical Center, and NYU Medical Center granted JBI an exclusive license to NYU Medical Center's rights under the patent. Currently, the '471 patent in the United States expires in September 2018. JBI responded to that rejection in December 2013 and in August 2014, JBI and NYU Medical Center received a further rejection. JBI responded to the rejection by filing a further amendment and in November 2014, JBI's petition to enter the amendment was granted. The application was returned to the examiner for issuance of a new Office Action, which occurred in February 2015, further rejecting the patent. JBI responded to that rejection and in April 2015, the USPTO issued a further action maintaining its rejection of the '471 patent. In May 2015, JBI filed a notice of appeal to the USPTO's Patent Trial and Appeal Board, and the appeal is currently pending. The '471 patent remains a valid and enforceable patent as it undergoes reexamination at the USPTO. JBI will continue to defend the patent and, if necessary, will pursue all available appeals.

In August 2014, Celltrion filed for FDA approval to make and sell its own biosimilar version of REMICADE®. In February 2015, JBI received a Notice of Commercial Marketing from Celltrion purportedly in accordance with the Biologics Price Competition and Innovation Act (the BPCIA), notifying JBI that Celltrion and/or Hospira intended to begin commercial marketing of a biosimilar product as early as 180 days from the date of the notice. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira seeking a declaratory judgment that their biosimilar product for which they are seeking FDA approval under the new BPCIA statute infringes or potentially infringes six JBI patents. JBI is also seeking a declaratory judgment that defendants have failed to comply with certain procedural requirements of the BPCIA. In addition, JBI has moved for a preliminary and permanent injunction to prohibit Celltrion and Hospira from launching their biosimilar product until 180 days after they have given JBI a Notice of Commercial Marketing. Subsequently in March 2015, JBI moved to stay all proceedings in the District Court with respect to the ‘471 patent, pending the USPTO re-examination proceeding.

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

In May 2013, Lupin notified Janssen that it filed an ANDA seeking approval to market a new dosage strength of its generic version of PREZISTA®.  In response, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that Lupin's new dosage strength would infringe the same patents that Janssen is asserting against Lupin in the original action. In March 2014, Janssen filed a patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey, alleging infringement of United States Patent No 8,518,987 (the ‘987 patent). In January 2015, the Court consolidated these lawsuits (referred to here as the Second Consolidated Action), and stayed them pending Lupin's appeal of the Court's decision in the First Consolidated Action. In April 2015, Lupin filed an Inter Partes Review in the USPTO seeking to invalidate the ‘987 patent and in October 2015, the USPTO denied Lupin's petition.

Janssen filed a patent infringement lawsuit against Hetero Drugs, Ltd. Unit III and Hetero USA Inc. in March 2013 in the United States District Court for the District of New Jersey, alleging infringement of United States Patent Nos. 7,126,015 and 7,595,408. In October 2015, the parties stipulated to a Consent Judgment wherein the Hetero defendants admitted that the patents-in-suit are valid and would be infringed by the manufacture, importation, use or sale of Hetero’s ANDA product, and agreed to an injunction with respect to such product during the life of the patents-in-suit. Hetero reserved the right to develop non-infringing darunavir products and processes.

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

In January 2015, Janssen Inc. and Janssen Sciences Ireland UC filed a Notice of Application against Teva Canada Limited in response to its Notice of Allegation seeking approval to market a generic version of PREZISTA® before the expiration of Canadian Patent No. 2,485,834. In October 2015, the parties entered into a settlement wherein Teva Canada Limited agreed to withdraw its Notice of Allegation without prejudice to file a new one in the future, and Janssen Inc. and Janssen Sciences Ireland UC agreed to dismiss their Notice of Application.

In each of the above lawsuits, Janssen sought or is seeking an Order enjoining the defendants from marketing their generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®

In May 2014, ALZA Corporation (ALZA) and Janssen Pharmaceuticals, Inc. (JPI) filed a patent infringement lawsuit in the United States District Court for the District of West Virginia against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (Mylan) in response to its ANDA seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent No. 8,163,798 (the '798 patent). Mylan filed counterclaims seeking declarations of invalidity and non-infringement of the patents-in-suit. In May 2015, Mylan sought leave to add a counterclaim for invalidity and non-infringement of U.S. Patent No. 8,629,179 (the '179 patent) and the Court denied Mylan's motion. In July 2015, Mylan filed a declaratory judgment action in the Eastern District of Pennsylvania seeking a declaration of invalidity and non-infringement of the '179 patent. In October 2015, the parties entered into a confidential settlement of both the West Virginia and Pennsylvania actions.

In December 2014, Janssen Inc. and ALZA filed a Notice of Application against Actavis Pharma Company (Actavis) in response to its Notice of Allegation seeking approval to market a generic version of CONCERTA® before the expiration of Canadian Patent No. 2,264,852 (the ‘852 patent).

In February 2015, Janssen Inc. and ALZA filed a Notice of Application against Apotex Inc. (Apotex) in response to its Notice of Allegation seeking approval to market a generic version of CONCERTA® before the expiration of the '852 patent. In August 2015, Janssen Inc. and ALZA voluntarily dismissed the Notice of Application.

In each of the above lawsuits, ALZA and/or JPI sought or are seeking an Order enjoining the defendants from marketing their generic versions of CONCERTA® before the expiration of the relevant patents.

ZYTIGA®

In June and July 2015, Janssen Biotech, Inc. (JBI) received notices of paragraph IV certification from several companies advising of their respective ANDAs seeking approval for a generic version of ZYTIGA® before the expiration of one or more patents relating to ZYTIGA®. In July 2015, JBI, Janssen Oncology, Inc. and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against several generic ANDA applicants (and certain of their affiliates and/or suppliers) in response to their respective ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent Nos. 5,604,213 and/or 8,822,438. The generic companies include Actavis Laboratories, FL, Inc. (Actavis); Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy's); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward); and Hikma Pharmaceuticals, LLC (Hikma). In

August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia. In October 2015, Mylan filed a motion to dismiss the New Jersey lawsuit for lack of personal jurisdiction and improper venue. In October 2015, Janssen and Par entered into an agreement staying the New Jersey lawsuit as to Par, wherein Par agreed to be bound by any judgment concerning the validity or enforceability of the relevant patent.

In August 2015, JBI received a notice of paragraph IV certification from Hetero USA Inc., the U.S. Regulatory Agent for Hetero Labs Limited Unit-V, a division of Hetero Labs Limited (collectively, Hetero) advising of Hetero’s ANDA seeking approval for a generic version of ZYTIGA® before expiration of United States Patent No. 8,822,438. In September 2015, Janssen and BTG filed an amended complaint in the New Jersey lawsuit to allege infringement of United States Patent No. 8,822,438 by Hetero.

COMPLERA®

In August and September 2015, Janssen Pharmaceutica NV and Janssen Sciences Ireland UC (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) filed patent infringement lawsuits in the United States District Court for the District of Delaware and West Virginia against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in response to their ANDA seeking approval to market a generic version of COMPLERA® before the expiration of United States Patent Nos. 8,841,310; 7,125,879; and 8,101,629. In September 2015, Mylan filed an Answer in the West Virginia action that included counterclaims seeking declarations of invalidity and non-infringement of the patents-in-suit as well United States Patent No. 8,080,551. In each of the above lawsuits, Janssen is seeking an Order enjoining the defendants from marketing their generic versions of COMPLERA® before the expiration of the relevant patents. In September 2015, Mylan filed a motion to dismiss the Delaware lawsuit for lack of personal jurisdiction.

XARELTO®

A number of generic companies have filed ANDAs seeking approval to market generic versions of XARELTO®. In October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed a patent infringement lawsuit against Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Breckenridge Pharmaceutical, Inc., Micro Labs USA Inc., Micro Labs Ltd., Mylan Pharmaceuticals Inc., Mylan Inc., Prinston Pharmaceutical, Inc., Sigmapharm Laboratories, LLC, Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. in the United States District Court for the District of Delaware in response to those parties’ respective ANDAs seeking approval to market generic versions of XARELTO® before the expiration of Bayer’s United States Patent Nos. 7,157,456, 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive licensee of the asserted patents. JPI is seeking an Order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

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

Three states have remaining claims in litigation related to RISPERDAL®: in South Carolina, JPI intends to seek U.S. Supreme Court review of the South Carolina judgment; in Kentucky, a trial has been set for April 2016; and in Mississippi, the case has not progressed to trial. State cases that went to judgment after trial are discussed below.

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

In 2007, the Attorney General of South Carolina filed a lawsuit against Johnson & Johnson and Janssen Pharmaceutica, Inc. (now JPI) on several counts. In March 2011, the matter was tried to a jury on liability only, at which time the lawsuit was limited to claims of violation of the South Carolina Unfair Trade Practices Act, including, among others, questions of whether Johnson & Johnson or JPI engaged in unfair or deceptive acts or practices in the conduct of any trade or commerce by distributing the November 2003 Dear Health Care Professional letter regarding RISPERDAL® or in their use of the product's FDA-approved label. The jury found in favor of Johnson & Johnson and against JPI. In June 2011, the Court awarded civil penalties of approximately $327.1 million against JPI. JPI appealed this judgment and in February 2015, the South Carolina Supreme Court affirmed the trial court’s decision in part, reversed it in part and remanded the case back to the trial court. The net effect of the decision was to reduce the judgment to approximately $136 million, plus interest. In the first fiscal quarter of 2015, the Company accrued $136 million. In March 2015, JPI filed a Petition for Rehearing. In July 2015, the South Carolina Supreme Court granted the Petition and filed a substituted opinion. The new opinion reduced the judgment from approximately $136 million to approximately $124 million. JPI intends to seek U.S. Supreme Court review of the South Carolina judgment.

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

McNeil Consumer Healthcare

Starting in June 2010, McNeil Consumer Healthcare Division of McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc., McNeil Consumer Healthcare Division) (McNeil Consumer Healthcare) and certain affiliates, including Johnson & Johnson (the Companies), received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Pennsylvania requesting documents broadly relating to recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities, as well as certain documents relating to recalls of a small number of products of other subsidiaries. In addition, in February 2011, the government served McNEIL-PPC, Inc. (McNEIL-PPC) with a Civil Investigative Demand seeking records relevant to its investigation to determine if there was a violation of the Federal False Claims Act. In March 2015, McNEIL-PPC entered a guilty plea in the United States District Court for the Eastern District of Pennsylvania to a misdemeanor violation of the U.S. Food, Drug and Cosmetic Act. McNEIL- PPC agreed to pay a $20 million fine and a $5 million forfeiture to resolve the matter.

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

Opioids Litigation

Along with other pharmaceutical companies, Johnson & Johnson (J&J) and Janssen Pharmaceuticals, Inc. (JPI) have been named in two lawsuits alleging claims related to marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER.  In May 2014, Santa Clara and Orange Counties in California (the Counties) filed a complaint in state court in Orange County, California against numerous pharmaceutical manufacturers, including J&J and JPI, alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. The Counties seek injunctive and monetary relief. In February 2015, the defendants filed motions challenging the sufficiency of the complaint. In August 2015, the Court stayed the case until the FDA concludes its ongoing inquiry into the safety and effectiveness of long-term opioid treatment.

In June 2014, the City of Chicago filed a complaint in Cook County Circuit Court against the same group of pharmaceutical manufacturers, including J&J and JPI, alleging a number of claims related to opioid marketing practices, including consumer fraud violations and false claims, and seeking injunctive and monetary relief. The case was later removed to the United States District Court for the Northern District of Illinois, and in December 2014, J&J and JPI filed a motion to dismiss the City of Chicago's First Amended Complaint for failure to state a claim. In May 2015, the Court granted the motion to dismiss the City's Complaint and granted the City leave to file an amended Complaint. The City filed a Second Amended Complaint in August 2015.

In September 2014, the Tennessee Attorney General Division of Consumer Affairs issued a Request for Information to JPI related to opioids marketing practices.

In August 2015, the New Hampshire Attorney General, Consumer Protection and Antitrust Bureau issued a subpoena to JPI related to opioids marketing practices.

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

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states.

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

In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the divestiture of OCD, Johnson & Johnson retains any liability that may result from these cases. In August 2012, the District Court granted a motion filed by Plaintiffs for class certification. In April 2015, the United States Court of Appeals for the Third Circuit reversed the class certification ruling and remanded the case to the District Court for further proceedings. In October 2015, the District Court again granted the motion by Plaintiffs for class certification. The Company is evaluating its options for appeal.

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing scheduled for October 2015 was adjourned, and there is currently no date set for that hearing.

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

In March 2015, Costco Wholesale Corporation (Costco) filed a complaint against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court of the Northern District of California, alleging antitrust claims of an unlawful vertical price fixing agreement between JJVCI, Costco and unnamed other distributors and retailers. Costco alleges that the alleged agreements harmed competition by causing increases in the price Costco customers pay for JJVCI contact lenses. Costco is seeking an injunction and monetary damages. In June 2015, the case was transferred to the United States District Court for the Middle District of Florida along with related class action cases described below. JJVCI filed a motion to dismiss the complaint.

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

In April 2015, Johnson & Johnson Vision Care, Inc. (JJVCI) filed a complaint in the United States District Court for the District of Utah against the State of Utah seeking a declaratory judgment that a law passed by the state to ban unilateral pricing policies solely in the contact lens market violates the Commerce Clause of the United States Constitution.  The Court denied JJVCI's motion for a preliminary injunction. JJVCI appealed. Argument on the appeal was held in August 2015.

In August 2015, two third-party payors filed a purported class action in the United States District Court for the Eastern District of Louisiana against Janssen Research & Development, LLC, Janssen Ortho LLC, Janssen Pharmaceuticals, Inc., Ortho-McNeil-Janssen Pharmaceuticals, and Johnson & Johnson (as well as certain Bayer entities), alleging that the defendants improperly marketed and promoted XARELTO® as safer and more effective than less expensive alternative medications while failing to fully disclose its risks.  The complaint seeks damages in an unspecified amount.

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal nine months of 2015, worldwide sales were $52.3 billion, a total decrease of 6.8%, including operational growth of 1.0% as compared to 2014 fiscal nine months sales of $56.1 billion. Currency fluctuations had a negative impact of 7.8% for the fiscal nine months of 2015. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 3.0% on the fiscal nine months of 2015 worldwide operational sales growth. The divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 1.6% on the worldwide operational sales growth on the fiscal nine months of 2015.

Sales by U.S. companies were $26.4 billion in the fiscal nine months of 2015, which represented an increase of 0.8% as compared to the prior year. Sales by international companies were $25.9 billion, a decline of 13.5%, including operational growth of 1.1%, offset by a negative currency impact of 14.6% as compared to the fiscal nine months sales of 2014.

Sales by companies in Europe experienced a decline of 16.6%, which included an operational increase of 1.3%, offset by a negative currency impact of 17.9%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 14.4%, including operational growth of 2.6%, offset by a negative currency impact of 17.0%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 8.5%, including operational growth of 0.1%, offset by a negative currency impact of 8.6%.

For the fiscal third quarter of 2015, worldwide sales were $17.1 billion, a total decrease of 7.4%, including operational growth of 0.8% as compared to 2014 fiscal third quarter sales of $18.5 billion. Currency fluctuations had a negative impact of 8.2% for the fiscal third quarter of 2015. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 4.3% on the fiscal third quarter of 2015 worldwide operational sales growth.

Sales by U.S. companies were $8.8 billion in the fiscal third quarter of 2015, which represented a decrease of 0.6% as compared to the prior year. Sales by international companies were $8.3 billion, a decline of 13.7%, including operational growth of 2.1%, offset by a negative currency impact of 15.8% as compared to the fiscal third quarter sales of 2014.

Sales by companies in Europe experienced a decline of 14.5%, including operational growth of 2.7%, offset by a negative currency impact of 17.2%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 19.6%, which included operational growth of 2.7%, and a negative currency impact of 22.3%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 9.3%, including operational growth of 1.2% offset by a negative currency impact of 10.5%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the fiscal nine months of 2015 were $10.2 billion, a decrease of 6.5% as compared to the same period a year ago, including operational growth of 2.9% offset by a negative currency impact of 9.4%. U.S. Consumer segment sales increased by 5.0%. International Consumer segment sales decreased by 12.6%, including operational growth of 1.9% offset by a negative currency impact of 14.5%.

Major Consumer Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
OTC	$2,930	$3,033	(3.4)%	8.1%	(11.5)%
Skin Care	2,660	2,802	(5.1)	2.0	(7.1)
Baby Care	1,560	1,715	(9.0)	0.5	(9.5)
Oral Care	1,172	1,233	(4.9)	4.4	(9.3)
Wound Care/Other	948	1,113	(14.8)	(10.3)	(4.5)
Women’s Health	917	994	(7.7)	7.6	(15.3)
Total Consumer Sales	$10,187	$10,890	(6.5)%	2.9%	(9.4)%

Consumer segment sales in the fiscal third quarter of 2015 were $3.3 billion, a decrease of 7.7% as compared to the same period a year ago, including an operational increase of 3.1% offset by a negative currency impact of 10.8%. U.S. Consumer segment sales increased by 8.9%. International Consumer segment sales decreased by 15.7%, including operational growth of 0.4% offset by a negative currency impact of 16.1%.

Major Consumer Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
OTC	$963	$1,019	(5.5)%	6.3%	(11.8)%
Skin Care	863	920	(6.2)	2.5	(8.7)
Baby Care	506	563	(10.1)	2.0	(12.1)
Oral Care	378	409	(7.6)	3.5	(11.1)
Wound Care/Other	294	353	(16.7)	(11.9)	(4.8)
Women’s Health	310	325	(4.6)	13.3	(17.9)
Total Consumer Sales	$3,314	$3,589	(7.7)%	3.1%	(10.8)%

The OTC franchise achieved operational growth of 6.3% as compared to the prior year fiscal third quarter. The growth was primarily driven by analgesics and ZYRTEC® in the U.S.

McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) continues to operate under a consent decree, signed in 2011 with the U.S. Food and Drug Administration (FDA), which governs certain McNeil Consumer Healthcare manufacturing operations and requires McNEIL-PPC to remediate the facilities it operates in Lancaster, Pennsylvania; Fort Washington, Pennsylvania; and Las Piedras, Puerto Rico (the Consent Decree). In February 2015, a third-party expert submitted written certification to the FDA for all three manufacturing sites. Following FDA inspections, McNEIL-PPC received notification that all three manufacturing facilities are in conformity with applicable laws and regulations and, at this point, no independent third-party is needed for day-to-day oversight. A third-party expert will reassess those sites at various times during the next five years.

The Skin Care franchise achieved operational growth of 2.5% as compared to the prior year, primarily due to strong sales growth of NEUTROGENA® and AVEENO® products partially offset by soft sales in China.

The Baby Care franchise achieved operational growth of 2.0% as compared to the prior year, primarily due to new product launches partially offset by competition in China.

The Oral Care franchise achieved operational growth of 3.5% as compared to the prior year. The growth was driven by increased sales of LISTERINE®, as a result of new product launches and successful marketing campaigns.

The Wound Care/Other franchise experienced an operational decline of 11.9% as compared to the prior year primarily due to the BENECOL® divestiture outside the U.S.

The Women’s Health franchise achieved operational growth of 13.3% as compared to the prior year primarily due to new product launches outside the U.S.

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2015 were $23.4 billion, a total decrease of 3.9% as compared to the same period a year ago, with an operational increase of 3.4% and a negative currency impact of 7.3%. U.S. Pharmaceutical sales increased by 2.7% as compared to the same period a year ago. International Pharmaceutical sales decreased by 11.5%, including operational growth of 4.3% offset by a negative currency impact of 15.8%. In the fiscal nine months of 2015, the Pharmaceutical segment operational growth was negatively impacted by 7.3% due to the introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), and positively impacted by 1.6% due to an adjustment to previous reserve estimates, including managed medicaid rebates primarily in the Cardiovascular/Metabolism/Other therapeutic area.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Nine Months Ended*

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
Total Immunology	$7,631	$7,615	0.2%	5.2%	(5.0)%
REMICADE®	4,881	5,196	(6.1)	(2.7)	(3.4)
SIMPONI®/ SIMPONI ARIA®	988	841	17.5	28.4	(10.9)
STELARA®	1,732	1,527	13.4	20.5	(7.1)
Other Immunology	30	51	(41.2)	(31.4)	(9.8)
Total Infectious Diseases	2,855	4,523	(36.9)	(29.4)	(7.5)
EDURANT®	303	275	10.2	31.3	(21.1)
OLYSIO®/SOVRIAD®	577	1,981	(70.9)	(66.6)	(4.3)
PREZISTA®/ PREZCOBIX®/REZOLSTA®	1,343	1,383	(2.9)	5.5	(8.4)
Other Infectious Diseases	632	884	(28.5)	(19.4)	(9.1)
Total Neuroscience	4,658	4,836	(3.7)	5.3	(9.0)
CONCERTA®/methylphenidate	608	430	41.4	51.9	(10.5)
INVEGA®/paliperidone	460	479	(4.0)	2.6	(6.6)
INVEGA® SUSTENNA®/XEPLION®/INVEGA TRINZA™	1,306	1,170	11.6	20.4	(8.8)
RISPERDAL® CONSTA®	736	896	(17.9)	(8.4)	(9.5)
Other Neuroscience	1,548	1,861	(16.8)	(7.5)	(9.3)
Total Oncology	3,422	3,245	5.5	18.9	(13.4)
IMBRUVICA®	454	108	**	**	***
VELCADE®	1,012	1,200	(15.7)	(1.0)	(14.7)
ZYTIGA®	1,650	1,642	0.5	11.0	(10.5)
Other Oncology	306	295	3.7	19.5	(15.8)
Cardiovascular / Metabolism / Other	4,800	4,095	17.2	21.7	(4.5)
XARELTO®	1,374	1,094	25.6	25.6	—
INVOKANA®/ INVOKAMET®	936	385	**	**	***
PROCRIT®/EPREX®	808	936	(13.7)	(8.2)	(5.5)
Other	1,682	1,680	0.1	7.6	(7.5)
Total Pharmaceutical Sales	$23,366	$24,314	(3.9)%	3.4%	(7.3)%

*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%
***Not meaningful

Pharmaceutical segment sales in the fiscal third quarter of 2015 were $7.7 billion, a total decrease of 7.4% as compared to the same period a year ago, with an operational decrease of 0.3% and a negative currency impact of 7.1%. U.S. Pharmaceutical sales decreased by 4.5% as compared to the same period a year ago. International Pharmaceutical sales decreased by 11.1%, including operational growth of 5.5% offset by a negative currency impact of 16.6%. The introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 10.0% on the operational growth of the Pharmaceutical segment in the fiscal third quarter of 2015.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Third Quarters Ended*

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
Total Immunology	$2,614	$2,641	(1.0)%	4.4%	(5.4)%
REMICADE®	1,613	1,782	(9.5)	(5.9)	(3.6)
SIMPONI®/ SIMPONI ARIA®	380	300	26.7	39.6	(12.9)
STELARA®	613	543	12.9	19.7	(6.8)
Other Immunology	8	16	(50.0)	(37.2)	(12.8)
Total Infectious Diseases	848	1,561	(45.7)	(39.9)	(5.8)
EDURANT®	111	102	8.8	27.6	(18.8)
OLYSIO®/ SOVRIAD®	79	796	(90.1)	(88.8)	(1.3)
PREZISTA®/ PREZCOBIX®/REZOLSTA®	468	446	4.9	13.4	(8.5)
Other Infectious Diseases	190	217	(12.4)	(1.6)	(10.8)
Total Neuroscience	1,476	1,571	(6.0)	3.4	(9.4)
CONCERTA®/methylphenidate	178	135	31.9	43.7	(11.8)
INVEGA®/paliperidone	139	156	(10.9)	(4.7)	(6.2)
INVEGA® SUSTENNA®/XEPLION®/INVEGA TRINZA™	459	403	13.9	22.4	(8.5)
RISPERDAL® CONSTA®	235	284	(17.3)	(8.1)	(9.2)
Other Neuroscience	465	593	(21.6)	(11.2)	(10.4)
Total Oncology	1,170	1,112	5.2	18.4	(13.2)
IMBRUVICA®	184	56	**	**	***
VELCADE®	329	389	(15.4)	0.1	(15.5)
ZYTIGA®	548	568	(3.5)	6.1	(9.6)
Other Oncology	109	99	10.1	26.2	(16.1)
Cardiovascular / Metabolism / Other	1,586	1,422	11.5	16.1	(4.6)
XARELTO®	461	414	11.4	11.4	—
INVOKANA®/ INVOKAMET®	340	174	95.4	97.3	(1.9)
PROCRIT®/EPREX®	263	307	(14.3)	(9.1)	(5.2)
Other	522	527	(0.9)	7.9	(8.8)
Total Pharmaceutical Sales	$7,694	$8,307	(7.4)%	(0.3)%	(7.1)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
** Percentage greater than 100%
***Not meaningful

Immunology products achieved operational sales growth of 4.4% as compared to the same period a year ago. Growth of STELARA® (ustekinumab) and SIMPONI®/SIMPONI ARIA® (golimumab) were due to market growth and increased penetration of SIMPONI ARIA®. Growth was partially offset by lower REMICADE® (infliximab) sales to the Company's distributor in Japan primarily due to an inventory drawdown in preparation for label expansion. Additionally, the weakening of the euro and loss of exclusivity in Europe negatively impacted sales. The patents for REMICADE® in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Loss of exclusivity will likely result in a further reduction in sales as additional biosimilar versions of REMICADE® are introduced to the market. See Note 11 to the Consolidated Financial Statements for legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 39.9% as compared to the same period a year ago primarily due to lower sales of the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir). Competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a significant negative impact on U.S. sales and will continue to have a negative impact on future sales. The decline in sales was partially offset by sales growth of PREZCOBIX® (darunavir/cobicistat), which was launched earlier this year.

Neuroscience products achieved operational sales growth of 3.4% as compared to the same period a year ago. U.S. sales growth of CONCERTA®/methylphenidate was primarily due to a therapeutic equivalence reclassification of generic competitors by the FDA in November 2014. Strong sales of INVEGA® SUSTENNA®/XEPLION®/INVEGA TRINZA™ (paliperidone palmitate) were primarily due to increased market share. The growth was negatively impacted by the U.S. divestiture of NUCYNTA® (tapentadol).

Oncology products achieved strong operational sales growth of 18.4% as compared to the same period a year ago. Major contributors to the growth were strong sales of IMBRUVICA® (ibrutinib) due to the approval of new indications and strong patient uptake. Additionally, sales of ZYTIGA®(abiraterone acetate) grew in the U.S. due to market growth partially offset by share decline and strong growth in Asia and Latin America were partially offset by lower sales in Europe due to competition.

Cardiovascular / Metabolism / Other products achieved operational sales growth of 16.1% as compared to the same period a year ago due to strong sales of XARELTO®(rivaroxaban) and INVOKANA®/INVOKAMET® (canagliflozin).

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2015 were $18.7 billion, a decrease of 10.4% as compared to the same period a year ago, with an operational decrease of 2.9% and a negative currency impact of 7.5%. U.S. Medical Devices sales decreased 3.4%. International Medical Devices sales decreased by 15.9%, including an operational decrease of 2.4% and a negative currency impact of 13.5%. In the fiscal nine months of 2015, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 4.2% on the operational growth of the Medical Devices segment.

Major Medical Devices Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
Orthopaedics	$6,839	$7,234	(5.5)%	0.8%	(6.3)%
Surgical Care	4,271	4,604	(7.2)	1.3	(8.5)
Specialty Surgery/Other	2,533	2,637	(3.9)	3.3	(7.2)
Vision Care	1,960	2,172	(9.8)	(0.2)	(9.6)
Cardiovascular Care	1,597	1,650	(3.2)	5.4	(8.6)
Diabetes Care	1,448	1,628	(11.1)	(1.6)	(9.5)
Diagnostics	62	948	(93.5)	(91.0)	(2.5)
Total Medical Devices Sales	$18,710	$20,873	(10.4)%	(2.9)%	(7.5)%

The Medical Devices segment sales in the fiscal third quarter of 2015 were $6.1 billion, a decrease of 7.3% as compared to the same period a year ago, with operational growth of 0.9% and a negative currency impact of 8.2%. U.S. Medical Devices sales increased 2.0%. International Medical Devices sales decreased by 14.8%, including an operational increase of 0.1% and a negative currency impact of 14.9%. In the fiscal third quarter of 2015, the divestiture of the Ortho-Clinical Diagnostics business had a negative impact of 0.3% on the operational growth of the Medical Devices segment.

Major Medical Devices Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	September 27, 2015	September 28, 2014	Total Change	Operations Change	Currency Change
Orthopaedics	$2,181	$2,344	(7.0)%	(0.7)%	(6.3)%
Surgical Care	1,399	1,521	(8.0)	0.9	(8.9)
Specialty Surgery/Other	821	858	(4.3)	3.5	(7.8)
Vision Care	683	704	(3.0)	8.1	(11.1)
Cardiovascular Care	524	542	(3.3)	5.2	(8.5)
Diabetes Care	470	558	(15.8)	(6.4)	(9.4)
Diagnostics	16	44	(63.6)	(39.8)	(23.8)
Total Medical Devices Sales	$6,094	$6,571	(7.3)%	0.9%	(8.2)%

The Orthopaedics franchise experienced an operational decline of 0.7% as compared to the prior year fiscal third quarter. Growth outside the U.S. was negatively impacted by softer demand and a reduction in customer inventory levels primarily in China and continued pricing pressures. This was partially offset by solid growth in the U.S. driven by sales of trauma and sports medicine products.

The Surgical Care franchise achieved operational sales growth of 0.9% as compared to the prior year fiscal third quarter primarily due to the success of the ECHELON FLEX™ products partially offset by pricing pressures.

The Specialty Surgery/Other franchise achieved operational sales growth of 3.5% as compared to the prior year fiscal third quarter. Growth was primarily driven by sales of biosurgical, energy and Mentor products attributable to market growth, increased penetration in certain markets and new product launches.

The Vision Care franchise achieved operational sales growth of 8.1% as compared to the prior year fiscal third quarter. Growth in all the major regions was primarily driven by new product launches.

The Cardiovascular Care franchise, composed of the Cordis and Biosense Webster businesses, achieved operational sales growth of 5.2% as compared to the prior year fiscal third quarter driven by a 9% operational increase in the electrophysiology business. Subsequent to the quarter on October 4, 2015, the Company completed the divestiture of the Cordis business to Cardinal Health. The Cordis business generated annual net revenues of approximately $780 million in 2014. For additional details see Note 10 to the Consolidated Financial Statements.

The Diabetes Care franchise experienced an operational sales decline of 6.4% as compared to the prior year fiscal third quarter primarily due to lower price partially offset by the success of the ANIMAS® VIBE™ products.

On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise) to The Carlyle Group. For additional details see Note 10 to the Consolidated Financial Statements.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2015 decreased to $15.4 billion as compared to $17.9 billion in the fiscal nine months of 2014, a decrease of 13.6%. The decrease was primarily due to lower gains of $1.1 billion on the sale of assets/businesses, the loss of OLYSIO®(simeprevir) sales and currency impacts. The fiscal nine months of 2015 included a gain of $1.2 billion from the divestitures of the SPLENDA® brand and the U.S. divestiture of NUCYNTA® versus the fiscal nine months of 2014, which included a gain of $2.3 billion from the divestitures of the Ortho-Clinical Diagnostics business and the divestiture of the K-Y® brand. The decrease was partially offset by lower net litigation expense of $0.4 billion, which included a litigation settlement agreement of $0.6 billion with Guidant Corporation (Guidant), a positive adjustment of $0.4 billion to previous reserve estimates including managed medicaid rebates, and lower Synthes integration costs of $0.3 billion as compared to the fiscal nine months of 2014. Additionally, the fiscal nine months of 2014 included an additional year of the Branded Prescription Drug Fee of $0.2 billion.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2015 decreased to $4.1 billion as compared to $6.8 billion in the fiscal third quarter of 2014, a decrease of 39.5%. The decrease was attributable to lower gains of $1.7 billion on the sale of assets/businesses, loss of OLYSIO®(simeprevir) sales, a higher intangible asset write-down of $0.3 billion related to Acclarent and higher litigation expense of $0.1 billion versus the fiscal third quarter of 2014. The fiscal third quarter of 2014 included a net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business versus the fiscal third quarter of 2015, which included the gain of $0.2 billion from the divestiture of the SPLENDA® brand. The decrease was partially offset by lower costs of $0.3 billion related to Synthes integration costs and costs associated with the DePuy ASRTM Hip program as compared to the fiscal third quarter of 2014. Additionally, the fiscal third quarter of 2014 included an additional year of the Branded Prescription Drug Fee of $0.2 billion.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2015 increased to 30.4% from 30.1% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal third quarter of 2015 increased to 30.5% from 29.2% of sales as compared to the same period a year ago. The increase in both periods was primarily due to lower net sale prices, product mix and lower sales of OLYSIO®(simeprevir) in 2015. The intangible asset amortization expense for the fiscal nine months of 2015 and 2014 was $912 million and $1,033 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2015 increased to 29.3% from 28.8% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2015 increased to 29.7% from 29.6% of sales as compared to the same period a year ago. The increase in both periods was primarily due to incremental investment spending mainly in the Pharmaceutical and Medical Devices segments and the impact from lower sales of OLYSIO®(simeprevir). This was partially offset by the inclusion of an additional year of the Branded Prescription Drug Fee of $220 million in the fiscal third quarter of 2014.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal nine months of 2015 increased to 11.8% from 10.5% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal third quarter of 2015 increased to 12.6% from 11.0% of sales as compared to the same period a year ago. The increase in both periods was primarily due to increased investment spending in the Pharmaceutical segment.

Interest (Income) Expense

Interest income in the fiscal nine months of 2015 and the fiscal third quarter of 2015 was higher than the same periods a year ago due to a higher average balance of cash, cash equivalents and marketable securities and higher interest rates. The ending balance of cash, cash equivalents and marketable securities was $37.3 billion at the end of the fiscal third quarter of 2015, which is an increase of $4.3 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was due primarily to cash generated from operating activities.

Interest expense in fiscal nine months of 2015 and the fiscal third quarter of 2015 was slightly lower as compared to the same periods a year ago due to lower effective interest rate partially offset by a higher average debt balance. At the end of the fiscal third quarter of 2015, the Company’s debt position was $19.8 billion as compared to $15.3 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (formerly Johnson & Johnson Development Corporation), gains and losses on divestitures, transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income. The change in other (income) expense, net for the fiscal nine months of 2015 was unfavorable by $0.2 billion, primarily due to lower gains of $1.1 billion on the sale of assets/businesses as compared to the prior year. The fiscal nine months of 2015 included a gain of $1.2 billion from the divestiture of the SPLENDA® brand and the U.S. divestiture of NUCYNTA® versus the fiscal nine months of 2014, which included a gain of $2.3 billion from the divestiture of the Ortho-Clinical Diagnostics business and the divestiture of the K-Y® brand. The decrease was partially offset by lower net litigation expense of $0.4 billion, lower Synthes integration costs of $0.3 billion and higher JJDC portfolio gains of $0.2 billion as compared to the fiscal nine months of 2014.

The change in other (income) expense, net for the fiscal third quarter of 2015 was unfavorable by $1.8 billion as compared to the same period a year ago primarily due to higher gains of $1.7 billion on the sale of assets/businesses recorded in the fiscal third quarter of 2014. The fiscal third quarter of 2014 included a net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business versus the fiscal third quarter of 2015, which included the gain of $0.2 billion from the divestiture of the SPLENDA® brand. Additionally, the fiscal third quarter of 2015 included higher intangible asset write-downs of $0.3 billion related to Acclarent and higher litigation expense of $0.1 billion. The decrease was partially offset by lower costs of $0.3 billion related to Synthes integration costs and costs associated with the DePuy ASRTM Hip program as compared to the fiscal third quarter of 2014.

SEGMENT PRE-TAX PROFIT

Consumer Segment

Pre-tax profit for the Consumer segment as a percent to sales in the fiscal nine months of 2015 was 17.4% versus 14.6% for the same period a year ago. Pre-tax profit for the Consumer segment as a percent to sales in the fiscal third quarter of 2015 was 24.5% versus 11.3% for the same period a year ago. The favorable pre-tax profit in both periods was primarily due to product mix. The fiscal third quarter and fiscal nine months of 2015 included a gain of $0.2 billion on the divestiture of the SPLENDA® brand. The fiscal nine months of 2014 included a gain of $0.4 billion on the divestiture of the K-Y® brand.

Pharmaceutical Segment

Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal nine months of 2015 was 42.0% versus 40.8% for the same period a year ago. The favorable pre-tax profit in the fiscal nine months of 2015 was primarily due to higher gains recognized in the fiscal nine months of 2015 partially offset by a sales decline of OLYSIO®(simeprevir). The fiscal nine months of 2015 included $1.5 billion from a gain on the U.S. divestiture of NUCYNTA®, receipt of a contingent payment and a positive adjustment to previous reserve estimates, including managed medicaid rebates. Additionally, the pre-tax profit in the fiscal nine months of 2014 was negatively impacted by $0.2 billion for an additional year of the Branded Prescription Drug Fee and a $0.1 billion intangible asset write-down related to INCIVO® (telaprevir). Pre-tax profit for the Pharmaceutical segment as a percent to sales in the fiscal third quarter of 2015 was 35.5% versus 39.1% for the same period a year ago. The fiscal third quarter of 2014 was favorably impacted by strong sales volume growth, particularly sales of OLYSIO®/SOVRIAD® (simeprevir), positive sales mix of higher margin products and cost containment initiatives realized in selling, marketing and administrative expenses partially offset by $0.2 billion for an additional year of the Branded Prescription Drug Fee.

Medical Devices Segment

Pre-tax profit for the Medical Devices segment as a percent to sales in the fiscal nine months of 2015 was 24.8% versus 33.9% for the same period a year ago. The unfavorable pre-tax profit in the fiscal nine months of 2015 was primarily attributable to a net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business recorded in the fiscal third quarter of 2014 partially offset by higher expenses of $0.8 billion related to net litigation and Synthes integration costs as compared to the fiscal nine months of 2015. Additionally, the fiscal nine months of 2015 included a $0.3 billion intangible asset write-down related to Acclarent.

Pre-tax profit for the Medical Devices segment as a percent to sales in the fiscal third quarter of 2015 was 13.7% versus 51.7% for the same period a year ago. The unfavorable pre-tax profit in the fiscal third quarter of 2015 was primarily attributable to a net gain of $1.9 billion on the divestiture of the Ortho-Clinical Diagnostics business recorded in the fiscal third quarter of 2014 partially offset by higher expenses of $0.3 billion related to Synthes integration costs and costs associated with the DePuy ASRTM Hip program as compared to the fiscal third quarter of 2015. Additionally, the fiscal third quarter of 2015 included a $0.3 billion intangible asset write-down related to Acclarent and higher litigation expense of $0.2 billion as compared to the fiscal third quarter of 2014.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal nine months of 2015 and 2014 were 21.0% and 22.7%, respectively. The lower effective tax rate in 2015 as compared to 2014 was primarily due the 2014 divestiture of the Ortho-Clinical Diagnostics business at an approximate 41% effective tax rate and the accrual of an additional year of the Branded Prescription Drug Fee, which is not tax deductible. This additional 2014 tax expense was partially offset by a benefit from the Conor Medsystems divestiture, a settlement of substantially all issues related to the Company's U.S. Internal Revenue

Service audit of tax years 2006 - 2009 and the federal appeals court’s decision in OMJ Pharmaceuticals, Inc.’s litigation regarding credits under former Section 936 of the Internal Revenue Code. Additionally, the effective tax rate is lower in 2015 as compared to 2014 as a result of the mix in foreign earnings to lower tax jurisdictions.

As of September 27, 2015, the Company had approximately $2.6 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $13.6 billion at the end of the fiscal third quarter of 2015 as compared with $14.5 billion at the fiscal year end of 2014. The primary sources of cash were approximately $14.2 billion net cash generated from operating activities offset by $6.3 billion used by investing activities and $7.6 billion used by financing activities and $1.2 billion due to the effect on exchange rate changes on cash and cash equivalents. In addition, the Company had $23.7 billion in marketable securities at the end of the fiscal third quarter of 2015 and $18.6 billion at the end of 2014.

Cash flow from operations of $14.2 billion was the result of $12.2 billion of net earnings and $3.8 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation and assets write-downs, primarily related to Acclarent, $1.3 billion from net gains on sale of assets/businesses and $2.7 billion related to deferred taxes, other current and non-current assets and other current and non-current liabilities. Cash flow from operations was reduced by $1.6 billion related to accounts payable and accrued liabilities and $1.6 billion related to account receivables and inventories.

Investing activities use of $6.3 billion of cash was primarily for net purchases of investments in marketable securities of $5.6 billion, additions to property, plant and equipment of $2.1 billion and acquisitions of $0.2 billion partially offset by proceeds from the disposal of assets/businesses of $1.6 billion.

Financing activities use of $7.6 billion of cash was primarily for dividends to shareholders of $6.1 billion and $3.4 billion for the repurchase of common stock. Financing activities also included a source of $0.8 billion of net proceeds from stock options exercised and associated tax benefits and net proceeds of short and long-term debt of $1.2 billion.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2015, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires September 15, 2016, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.
In the fiscal third quarter of 2015, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Subsequent to the quarter, on October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes.

Dividends

On July 20, 2015, the Board of Directors declared a regular cash dividend of $0.75 per share, payable on September 8, 2015 to shareholders of record as of August 25, 2015.

On October 22, 2015, the Board of Directors declared a regular cash dividend of $0.75 per share, payable on December 8, 2015 to shareholders of record as of November 24, 2015. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $1.7 billion as of September 27, 2015 and $1.8 billion as of December 28, 2014. Approximately $1.1 billion as of September 27, 2015 and December 28, 2014 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.6 billion at September 27, 2015 and $0.7 billion as of December 28, 2014. The Company continues to receive payments from these customers and in some cases late payment premiums. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

The Venezuelan government has established alternative systems and offerings of various foreign currency exchanges. In 2015, the Company continues to have access to an official government rate of 6.3 Bolivares Fuertes to one U.S. dollar to settle imports of various products into Venezuela. During 2014, the Company applied to settle an outstanding dividend payable at one of the alternative foreign exchange rates. As a result, the Company has applied this alternative exchange rate to translate certain transactions, as appropriate. Through the third quarter of 2015, the Company has primarily utilized the official government rate of 6.3 Bolivares Fuertes to one U.S. dollar in preparing its consolidated financial statements. Beginning in the third quarter of 2015, the number of the Company’s transactions conducted at the official rate has declined from prior quarters. If the Company’s ability to have consistent access to the official government rate continues to decline, the Company would consider the use of one of the alternative rates in preparing its consolidated financial statements. As of September 27, 2015, the Company’s Venezuelan subsidiaries represented less than 0.4% of the Company's consolidated assets, liabilities, revenues, profits and net equity; therefore, the effect of any possible action related to the Company’s Venezuelan businesses is not expected to have a material adverse effect on the Company's 2015 full-year results.

As described above, while the Company continues to do business in Greece, the Company closely monitors the economic situation. As of September 27, 2015, the Company’s Greek subsidiaries represented 0.3% and 0.4% of the Company's consolidated assets and revenues, respectively.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Subsequent to the quarter, on October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. Share repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2015. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015 through July 26, 2015	433,486	100.25	—	—
July 27, 2015 through August 23, 2015	1,299,021	98.76	—	—
August 24, 2015 through September 27, 2015	1,359,986	95.69	—	—
Total	3,092,493		—

(1) During the fiscal third quarter of 2015, the Company repurchased an aggregate of 3,092,493 shares of Johnson & Johnson Common Stock in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) The previous repurchase program announced on July 21, 2014 concluded on April 28, 2015.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: October 30, 2015	By /s/ D. J. CARUSO
D. J. CARUSO
Vice President, Finance; Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2015	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)