Form 10-Q
period 2016-04-03
JOHNSON & JOHNSON
filed 2016-05-10
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On April 29, 2016, 2,750,644,288 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,861	13,732
Marketable securities	25,994	24,644
Accounts receivable, trade, less allowances for doubtful accounts $278 (2015, $268)	11,406	10,734
Inventories (Note 2)	8,170	8,053
Prepaid expenses and other	3,307	3,047
Total current assets	62,738	60,210
Property, plant and equipment at cost	37,430	36,648
Less: accumulated depreciation	(21,466)	(20,743)
Property, plant and equipment, net	15,964	15,905
Intangible assets, net (Note 3)	25,840	25,764
Goodwill (Note 3)	21,848	21,629
Deferred taxes on income	5,678	5,490
Other assets	4,163	4,413
Total assets	$136,231	133,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,116	7,004
Accounts payable	5,965	6,668
Accrued liabilities	4,996	5,411
Accrued rebates, returns and promotions	5,259	5,440
Accrued compensation and employee related obligations	1,830	2,474
Accrued taxes on income	968	750
Total current liabilities	22,134	27,747
Long-term debt (Note 4)	20,233	12,857
Deferred taxes on income	2,877	2,562
Employee related obligations	8,591	8,854
Other liabilities	9,749	10,241
Total liabilities	63,584	62,261
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,391)	(13,165)
Retained earnings	104,990	103,879
Less: common stock held in treasury, at cost (368,138,000 and 364,681,000 shares)	23,072	22,684
Total shareholders’ equity	72,647	71,150
Total liabilities and shareholders' equity	$136,231	133,411
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	April 3, 2016	Percent to Sales	March 29, 2015	Percent to Sales
Sales to customers (Note 9)	$17,482	100.0%	$17,374	100.0%
Cost of products sold	5,329	30.5	5,282	30.4
Gross profit	12,153	69.5	12,092	69.6
Selling, marketing and administrative expenses	4,688	26.8	4,847	27.9
Research and development expense	2,013	11.5	1,899	10.9
Interest income	(83)	(0.5)	(19)	(0.1)
Interest expense, net of portion capitalized	160	0.9	138	0.8
Other (income) expense, net	(39)	(0.2)	(348)	(2.0)
Restructuring (Note 12)	120	0.7	—	—
Earnings before provision for taxes on income	5,294	30.3	5,575	32.1
Provision for taxes on income (Note 5)	1,002	5.7	1,255	7.2
NET EARNINGS	$4,292	24.6%	$4,320	24.9%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.56		$1.55
Diluted	$1.54		$1.53
CASH DIVIDENDS PER SHARE	$0.75		$0.70
AVG. SHARES OUTSTANDING
Basic	2,757.2		2,782.6
Diluted	2,795.4		2,826.0
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarters Ended
	April 3, 2016	March 29, 2015

Net earnings	$4,292	4,320

Other comprehensive income (loss), net of tax
Foreign currency translation	879	(2,563)

Securities:
Unrealized holding gain (loss) arising during period	(56)	115
Reclassifications to earnings	(82)	(57)
Net change	(138)	58

Employee benefit plans:
Prior service cost amortization during period	(4)	(5)
Gain (loss) amortization during period	106	159
Net change	102	154

Derivatives & hedges:
Unrealized gain (loss) arising during period	(191)	(195)
Reclassifications to earnings	122	(32)
Net change	(69)	(227)

Other comprehensive income (loss)	774	(2,578)

Comprehensive income	$5,066	1,742

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2016 and 2015, respectively: Securities: $74 million and $32 million; Employee Benefit Plans: $48 million and $76 million; Derivatives & Hedges: $37 million and $122 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 3, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,292	4,320
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	891	895
Stock based compensation	205	204
Asset write-downs	82	—
Net gain on sale of assets/businesses	—	(38)
Deferred tax provision	393	545
Accounts receivable allowances	(1)	(21)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(389)	(765)
Increase in inventories	(190)	(276)
Decrease in accounts payable and accrued liabilities	(2,333)	(2,451)
Increase in other current and non-current assets	(802)	(562)
(Decrease)/Increase in other current and non-current liabilities	(385)	1,021

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,763	2,872

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(639)	(543)
Proceeds from the disposal of assets/businesses, net	25	110
Acquisitions, net of cash acquired	(5)	(233)
Purchases of investments	(10,062)	(7,162)
Sales of investments	9,145	6,050
Other	(1)	(11)

NET CASH USED BY INVESTING ACTIVITIES	(1,537)	(1,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,069)	(1,946)
Repurchase of common stock	(2,389)	(2,198)
Proceeds from short-term debt	95	589
Retirement of short-term debt	(4,172)	(193)
Proceeds from long-term debt, net of issuance costs	7,435	3
Retirement of long-term debt	(14)	(16)
Proceeds from the exercise of stock options/excess tax benefits	936	584
Other	—	(50)

NET CASH USED BY FINANCING ACTIVITIES	(178)	(3,227)

Effect of exchange rate changes on cash and cash equivalents	81	(391)
Increase/(Decrease) in cash and cash equivalents	129	(2,535)
Cash and Cash equivalents, beginning of period	13,732	14,523
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,861	11,988

Acquisitions
Fair value of assets acquired	$7	476
Fair value of liabilities assumed and noncontrolling interests	(2)	(243)
Net cash paid for acquisitions	5	233
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

During the fiscal third quarter of 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update is effective for the Company for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. This update did not have a material impact on the Company’s consolidated financial statements.

During the fiscal second quarter of 2015, the FASB issued Accounting Standards Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be applied retroactively for all periods presented. This update did not have a material impact on the presentation of the Company’s financial position.

During the fiscal second quarter of 2014, the FASB issued amended guidance Accounting Standards Update No. 2014-10: Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entity Guidance in Topic 810, Consolidation.  The change in the current guidance will require the Company to determine if it should consolidate one of these entities based on the change in the consolidation analysis.  This update to the consolidation analysis became effective for all annual periods and interim reporting periods beginning after December 15, 2015.  The adoption of this standard did not have a material impact on the presentation of the Company's consolidated financial statements.
Recently Issued Accounting Standards
Not Adopted as of April 3, 2016

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. This update simplifies the accounting for share based payment transactions requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings. An entity can make an entity-wide accounting policy election to either estimate the expected forfeiture awards or account for it as forfeitures occur. The amendments in the update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company anticipates adopting this new standard in 2016. The Company is currently assessing the impact of the new standard on its consolidated financial statements.

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in the update eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method. Earlier adoption is permitted for any entity in any interim or annual period. The adoption of this standard is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842). This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

During the fiscal second quarter of 2015, the FASB issued Accounting Standards Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the presentation of the Company’s financial position.

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-09: Revenue from Contracts with Customers. This standard replaces substantially all current revenue recognition accounting guidance. During the fiscal third quarter of 2015, the FASB approved a one year deferral to the effective date to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. During the fiscal first quarter of 2016, the FASB issued additional guidance and clarification relating to Identifying Performance Obligations, Licensing, and Principal verses Agent Considerations. Early adoption of this standard is permitted but not before the original effective date for all annual periods and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 3, 2016	January 3, 2016
Raw materials and supplies	$957	936
Goods in process	1,930	2,241
Finished goods	5,283	4,876
Total inventories	$8,170	8,053
Inventory of $236 million was classified as held for sale, and reported in prepaid expenses and other on the Consolidated Balance Sheet, related to the divestiture of the controlled substance raw material and active pharmaceutical ingredient (API) business which was pending as of April 3, 2016. See Note 10 to the Consolidated Financial Statements for more details related to the divestiture.

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2015. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	April 3, 2016	January 3, 2016
Intangible assets with definite lives:
Patents and trademarks — gross	$8,351	8,299
Less accumulated amortization	4,879	4,745
Patents and trademarks — net	3,472	3,554
Customer relationships and other intangibles — gross	17,848	17,583
Less accumulated amortization	6,062	5,816
Customer relationships and other intangibles — net	11,786	11,767
Intangible assets with indefinite lives:
Trademarks	7,172	7,023
Purchased in-process research and development	3,410	3,420
Total intangible assets with indefinite lives	10,582	10,443
Total intangible assets — net	$25,840	25,764

Goodwill as of April 3, 2016 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm		Med Devices	Total
Goodwill, net at January 3, 2016	$7,240	2,889		11,500	21,629
Goodwill, related to acquisitions	—	—		1	1
Goodwill, related to divestitures	—	—		—	—
Currency translation/Other	172	23	(1)	23	218
Goodwill, net at April 3, 2016	$7,412	2,912		11,524	21,848
(1)Net of $10 million classified as held for sale, reported in other assets on the Consolidated Balance Sheet, related to the divestiture of the controlled substance raw material and active pharmaceutical ingredient (API) business which was pending as of April 3, 2016.
See Note 10 to the Consolidated Financial Statements for more details related to business combinations and divestitures.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 18 years and 24 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $282 million and $312 million for the fiscal three months ended April 3, 2016 and March 29, 2015, respectively. The estimated amortization expense for the five succeeding years approximates $1.2 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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
The Company also uses equity collar contracts to manage exposure to market risk associated with certain equity investments.
All three types of derivatives are designated as cash flow hedges.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral (excluding equity collar contracts) by either the Company or the counter-party. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of April 3, 2016, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $29.5 billion, $2.3 billion, $2.2 billion, and $0.4 billion respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains and losses associated with interest rate swaps and changes in fair value of hedged debt attributable to changes in interest rates are recorded to interest expense in the period in which they occur. Gains and losses on net investment hedges are accounted for through the currency translation account and are insignificant. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in Other (income) expense, net for forward foreign exchange contracts, cross currency interest rate swaps and equity collar contracts. For interest rate swaps designated as fair value hedges, hedge ineffectiveness, if any, is included in current period earnings within interest expense. For the current reporting period, hedge ineffectiveness associated with interest rate swaps was not material.

As of April 3, 2016, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $105 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal first quarters in 2016 and 2015:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal First Quarters Ended
Cash Flow Hedges By Income Statement Caption	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Sales to customers(3)	$—	(92)	(18)	(41)	—	(1)
Cost of products sold(3)	(44)	(168)	(21)	69	(4)	—
Research and development expense(3)	(107)	4	(95)	(16)	—	—
Interest (income)/Interest expense, net(4)	12	(36)	8	(3)	—	—
Other (income) expense, net(3) (5)	(52)	97	4	23	(3)	—
Total	$(191)	(195)	(122)	32	(7)	(1)

All amounts shown in the table above are net of tax.
(1) Effective portion

(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps
(5) Includes equity collar contracts

For the fiscal first quarters ended April 3, 2016 and March 29, 2015, a loss of $5 million and a loss of $84 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 3, 2016 and January 3, 2016 were as follows:

	April 3, 2016				January 3, 2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	319	—	319	452
Interest rate contracts (2)(4)(7)	—	50	—	50	28
Total	—	369	—	369	480
Liabilities:
Forward foreign exchange contracts(8)	—	554	—	554	358
Interest rate contracts (3)(4)(8)	—	210	—	210	241
Equity collar contracts (8)(9)	—	20	—	20	—
Total	—	784	—	784	599
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	44	—	44	33
Liabilities:
Forward foreign exchange contracts(8)	—	35	—	35	41
Available For Sale Other Investments:
Equity investments(5)(10)	1,096	—	—	1,096	1,494
Debt securities(6)	$—	10,131	—	10,131	8,316

(1)	2015 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,494 million, which are classified as Level 1.

(2)	Includes $43 million and $20 million of non-current other assets for April 3, 2016 and January 3, 2016, respectively.

(3)	Includes $210 million and $239 million of non-current other liabilities for April 3, 2016 and January 3, 2016, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets. The carrying amount of the equity investments were $494 million and $528 million as of April 3, 2016 and January 3, 2016, respectively. The unrealized gains were $635 million and $979 million as of April 3, 2016 and January 3, 2016, respectively. The unrealized losses were $33 million and $13 million as of April 3, 2016 and January 3, 2016, respectively.

(6)	Classified as current marketable securities.

(7)	Classified as other current assets.

(8)	Classified as accounts payable.

(9)	Includes $5 million of non-current other liabilities for April 3, 2016.

(10)	Includes $180 million of current other assets for April 3, 2016.

The Company's cash, cash equivalents and current marketable securities as of April 3, 2016 comprised:

	April 3, 2016
(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$1,721	—	—	1,721	1,721
U.S. Gov't Securities(1)	12,540	3	—	12,543	649	11,891
Other Sovereign Securities(1)	2,647	—	—	2,647	1,929	718
U.S. Reverse repurchase agreements(1)	4,007	—	—	4,007	4,007
Other Reverse repurchase agreements(1)	996	—	—	996	996
Corporate debt securities(1)	4,925	1	—	4,926	1,851	3,074
Money market funds	1,609	—	—	1,609	1,609
Time deposits(1)	1,099	—	—	1,099	1,099
Subtotal	29,544	4	—	29,548	13,861	15,683
		Unrealized Gain	Unrealized Loss
Gov't securities	8,835	106	—	8,941	—	8,941
Corporate debt securities	1,182	10	(2)	1,190	—	1,190
Equity investments	30	160	(10)	180	—	180
Subtotal Available for Sale(2)	$10,047	276	(12)	10,311	—	10,311
Total cash, cash equivalents and current marketable securities					13,861	25,994
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

The estimated fair value was the same as the amortized cost as of January 3, 2016.
The contractual maturities of substantially all available for sale securities were from one year to five years at April 3, 2016.

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of April 3, 2016:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$3,116	3,116

Non-Current Debt
5.55% Debentures due 2017	1,000	1,063
1.125% Notes due 2017	705	709
5.15% Debentures due 2018	899	976
1.65% Notes due 2018	610	621
4.75% Notes due 2019 (1B Euro 1.1395)	1,134	1,327
1.875% Notes due 2019	513	527
0.89% Notes due 2019	299	300
1.125% Notes due 2019	698	700
3% Zero Coupon Convertible Subordinated Debentures due in 2020	128	193
2.95% Debentures due 2020	545	581
3.55% Notes due 2021	447	497
2.45% Notes due 2021	348	369
1.65% Notes due 2021	997	1,016
6.73% Debentures due 2023	249	321
3.375% Notes due 2023	808	891
2.05% Notes due 2023	497	502
5.50% Notes due 2024 (500 MM GBP 1.4373)	711	912
2.45% Notes due 2026	1,988	2,003
6.95% Notes due 2029	296	432
4.95% Debentures due 2033	497	613
4.375% Notes due 2033	857	986
3.55% Notes due 2036	986	1,034
5.95% Notes due 2037	990	1,334
5.85% Debentures due 2038	695	946
4.50% Debentures due 2040	537	622
4.85% Notes due 2041	296	365
4.50% Notes due 2043	495	577
3.70% Notes due 2046	1,969	2,090
Other	39	39
Total Non-Current Debt	$20,233	22,546

The weighted average effective interest rate on non-current debt is 3.82%.

The excess of the estimated fair value over the carrying value of debt was $1.7 billion at January 3, 2016.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the first fiscal three months of 2016 and 2015 were 18.9% and 22.5%, respectively. In the first fiscal quarter of 2016, the Company had higher income in lower tax jurisdictions relative to higher tax jurisdictions compared to 2015, which decreased the effective tax rate by approximately 2.5%.  The remainder of the change from prior year was related to the U.S. Research & Development tax credit and the Controlled Foreign Corporation look-through provisions, which were not enacted into law in the first fiscal quarter of 2015, and the settlement of certain open tax positions in several international jurisdictions.

As of April 3, 2016, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2016 and 2015 include the following components:

	Fiscal First Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Service cost	$226	248	55	64
Interest cost	233	249	40	47
Expected return on plan assets	(492)	(455)	(2)	(2)
Amortization of prior service cost/(credit)	1	—	(8)	(8)
Recognized actuarial losses	124	187	34	50
Curtailments and settlements	1	4	—	—
Net periodic benefit cost	$93	233	119	151

Company Contributions

For the fiscal three months ended April 3, 2016, the Company contributed $159 million and $7 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 3, 2016	$(8,435)	604	(5,298)	(36)	(13,165)
Net change	879	(138)	102	(69)	774
April 3, 2016	$(7,556)	466	(5,196)	(105)	(12,391)

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
Gain/(Loss) On Derivatives & Hedges - reclassifications to earnings are recorded in the same account as the underlying transaction. See Note 4 for additional details.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 3, 2016 and March 29, 2015:

	Fiscal First Quarters Ended
(Shares in Millions)	April 3, 2016	March 29, 2015
Basic net earnings per share	$1.56	1.55
Average shares outstanding — basic	2,757.2	2,782.6
Potential shares exercisable under stock option plans	144.4	154.1
Less: shares which could be repurchased under treasury stock method	(108.2)	(113.0)
Convertible debt shares	2.0	2.3
Average shares outstanding — diluted	2,795.4	2,826.0
Diluted net earnings per share	$1.54	1.53

The diluted net earnings per share calculation for both the fiscal first quarters ended April 3, 2016 and March 29, 2015 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for both the fiscal first quarters ended April 3, 2016 and March 29, 2015 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	April 3, 2016	March 29, 2015	Percent Change

Consumer
United States	$1,358	1,359	(0.1)%
International	1,837	2,031	(9.6)
Total	3,195	3,390	(5.8)
Pharmaceutical
United States	4,937	4,371	12.9
International	3,241	3,355	(3.4)
Total	8,178	7,726	5.9
Medical Devices
United States	3,026	2,962	2.2
International	3,083	3,296	(6.5)
Total	6,109	6,258	(2.4)
Worldwide
United States	9,321	8,692	7.2
International	8,161	8,682	(6.0)
Total	$17,482	17,374	0.6%

INCOME BEFORE TAX BY SEGMENT

	Fiscal First Quarters Ended
(Dollars in Millions)	April 3, 2016	March 29, 2015	Percent Change
Consumer	$566	644	(12.1)%
Pharmaceutical(1)	3,344	2,962	12.9
Medical Devices(2)	1,576	2,221	(29.0)
Segments operating profit	5,486	5,827	(5.9)
Less: Expense not allocated to segments (3)	192	252
Worldwide income before tax	$5,294	5,575	(5.0)%

(1) Includes a positive adjustment of $0.2 billion to previous reserve estimates in both the fiscal first quarter of 2016 and 2015. Includes litigation expense of $136 million recorded in the fiscal first quarter of 2015.
(2) Includes a restructuring charge of $137 million and litigation expense of $106 million recorded in the fiscal first quarter of 2016. Includes a net litigation gain of $538 million primarily related to a litigation settlement agreement with Guidant and $139 million for costs associated with the DePuy ASRTM Hip program recorded in the fiscal first quarter of 2015.
(3) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	April 3, 2016	March 29, 2015	Percent Change
United States	$9,321	8,692	7.2%
Europe	3,847	4,040	(4.8)
Western Hemisphere, excluding U.S.	1,331	1,639	(18.8)
Asia-Pacific, Africa	2,983	3,003	(0.7)
Total	$17,482	17,374	0.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
Subsequent to the quarter the Company completed the acquisition of NeuWave Medical, Inc., a privately held medical device company that manufactures and markets minimally invasive soft tissue microwave ablation systems. Additionally, the Company entered into a definitive agreement to acquire NeoStrata Company, Inc., a global leader in dermocosmetics. The acquisition will include NeoStrata's affiliates and parent company TriStrata, Incorporated, a privately-held company.
During the fiscal first quarter of 2016, the Company entered into an agreement to sell its controlled substance raw material and active pharmaceutical ingredient (API) business. The divestiture remains subject to customary closing conditions and regulatory approvals but is expected to be completed in the fiscal second quarter of 2016. As of April 3, 2016, the current assets classified as held for sale relating to the divestiture were $236 million of inventory classified as prepaid expenses and other on the Consolidated Balance Sheet. The non-current assets classified as held for sale relating to the divestiture were $138 million of property, plant and equipment, net, and $10 million of goodwill classified as other assets on the Consolidated Balance Sheet.
During the fiscal first quarter of 2015, the Company acquired XO1 Limited, a privately-held biopharmaceutical company developing an anti-thrombin antibody.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of April 3, 2016, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

PRODUCT LIABILITY

Certain subsidiaries of Johnson & Johnson are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While these subsidiaries believe they have substantial defenses, it is not feasible to predict the ultimate outcome of litigation. The Company has established accruals for product liability claims and lawsuits in compliance with ASC 450-20 based on currently available information, which in some cases may be limited. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company has accrued additional amounts such as estimated costs associated with settlements, damages and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, RISPERDAL®, XARELTO® and JOHNSON'S® Baby Powder. As of April 3, 2016, in the U.S. there were approximately 3,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 8,900 with respect to the PINNACLE® Acetabular Cup System, 49,300 with respect to pelvic meshes, 12,500 with respect to RISPERDAL®, 7,100 with respect to XARELTO® and 1,400 with respect to JOHNSON'S® Baby Powder.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR™ Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. This settlement covered approximately 8,000 patients. In February 2015, DePuy reached an additional agreement, which effectively extends the existing settlement program to ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 1, 2015. This second agreement is estimated to cover approximately 1,800 additional patients. The estimated cost of these agreements is covered by existing accruals. This settlement program is expected to bring to a close significant ASR Hip litigation activity in the United States. However, many lawsuits in the United States will remain, and the settlement program does not address litigation outside of the United States. In Australia, a tentative settlement has been reached with representatives of a class action lawsuit pending in the Federal Court of New

South Wales which, if approved, will resolve the claims of the majority of ASR Hip patients in that country. The Company continues to receive information with respect to potential costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the DePuy ASR™ Hip program and related product liability litigation. Changes to these accruals may be required in the future as additional information becomes available.

Claims for personal injury have also been made against DePuy and Johnson & Johnson relating to DePuy's PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom. The Company has established an accrual for defense costs in connection with product liability litigation associated with DePuy's PINNACLE® Acetabular Cup System. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, class actions and individual personal injury cases or claims have been commenced in countries outside of the United States, including Australia, Belgium, Canada, England, Israel, Italy, the Netherlands, Scotland and Venezuela, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established an accrual with respect to product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of XARELTO®, an oral anticoagulant. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States and many cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania. Class action lawsuits also have been filed in Canada. The Company has established an accrual for defense costs in connection with product liability litigation associated with XARELTO®. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of JOHNSON'S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri and New Jersey. The Company has established an accrual for defense costs in connection with product liability litigation associated with JOHNSON'S® Baby Powder. Changes to this accrual may be required in the future as additional information becomes available.

INTELLECTUAL PROPERTY
Certain subsidiaries of Johnson & Johnson are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the coverage and/or validity of the patents on various products and allegations that certain of the Company’s products infringe the patents of third parties. Although these subsidiaries believe that they have substantial defenses to these challenges and allegations with respect to all significant patents, there can be no assurance as to the outcome of these matters. A loss in any of these cases could adversely affect the ability of these subsidiaries to sell their products, result in loss of sales due to loss of market exclusivity, require the payment of past damages and future royalties, and may result in a non-cash impairment charge for any associated intangible asset. The most significant of these matters are described below.

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

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE ADVANCE® and ACUVUE OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the '327 patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringes the '327 patent. Rembrandt appealed, and in August 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt asked the District Court to grant it a new trial based on alleged new evidence, and in July 2014, the District Court denied Rembrandt’s motion. Rembrandt appealed and the Court of Appeals overturned that ruling in April 2016 and remanded the case to the District Court for a new trial. JJVC plans to ask the Court of Appeals to reconsider that decision.

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

In September 2011, LifeScan, Inc. (LifeScan) filed a lawsuit against Shasta Technologies, LLC (Shasta), Instacare Corp (now Pharmatech Solutions, Inc. (Pharmatech)) and Conductive Technologies, Inc. (Conductive) in the United States District Court for the Northern District of California for patent infringement and false advertising for the making and marketing of a strip for use in LifeScan's OneTouch® Blood Glucose Meters. The defendants alleged that the three LifeScan patents-in-suit are invalid and challenged the validity of the asserted patents in the United States Patent and Trademark Office (USPTO). In April 2013, the defendants brought counterclaims for alleged antitrust violations and false advertising and those claims were stayed pending resolution of the patent infringement case. The validity of two of the patents was confirmed by the USPTO, but the USPTO determined that the third patent, U.S. Patent No. 7,250,105, is invalid. LifeScan lost an appeal of that decision, but is seeking a rehearing. LifeScan entered into a settlement agreement with Shasta and Conductive. A motion brought by Pharmatech for summary judgment of patent invalidity was denied. In April 2016, LifeScan and Pharmatech entered into a settlement agreement and the case was dismissed.

LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina in May 2014, alleging that the making and marketing of UniStrip’s strips for use in LifeScan’s blood glucose monitors infringe U.S. Patent Nos. 6,241,862 (the ‘862 patent) and 7,250,105 (the ‘105 patent). In August 2014, the USPTO determined that the ‘105 patent is invalid. In January 2016, the invalidity decision was upheld on appeal. LifeScan has filed a motion for rehearing. The case has been stayed pending the outcome of the motion for rehearing. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan strips.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that all of Cordis's sales of the CYPHER™ and CYPHER SELECT™ Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorney's fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims, and Medinol did not appeal the decision. In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol's appeal of this decision has been dismissed. Medinol has filed a petition for review with the United States Supreme Court. Following the divestiture of Cordis, the Company retains any liability that may result from this case.

In December 2014, Bonutti Skeletal Innovations LLC (Bonutti) sued DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. in the United States District Court for the District of Massachusetts, alleging that DePuy Synthes's product line of spine implants infringes six patents owned by Bonutti, generally covering wedge implants and their methods of implantation. Bonutti is seeking monetary damages and injunctive relief. The parties settled this matter in December 2015.

Pharmaceutical
In 2012 and 2013, Noramco, Inc. (Noramco) moved to intervene in several patent infringement lawsuits filed in the United States District Court for the Southern District of New York by Purdue Pharma L.P. and others (Purdue) against Noramco oxycodone customers, Impax Laboratories, Inc. (Impax), Teva Pharmaceuticals USA, Inc. (Teva), Amneal Pharmaceuticals, LLC (Amneal), Watson Laboratories, Inc.- Florida (Watson) and Andrx Labs, LLC (Andrx). The lawsuits are in response to the defendants' respective Abbreviated New Drug Applications seeking approval to market generic extended release oxycodone products before the expiration of certain Purdue patents. Three of the asserted patents relate to oxycodone and processes for making oxycodone, and Noramco has agreed to defend the lawsuits on behalf of Impax, Teva, Amneal, Watson, and Andrx. In April 2013, Watson and Andrx entered into a settlement with Purdue. The trial against Impax and Teva (and others) took place in September 2013, and Noramco defended Teva and Impax. In November 2013, Impax entered into a settlement with Purdue, and in December 2014, Teva entered into a settlement with Purdue. The District Court issued a decision in January 2014 invalidating the relevant Purdue patents and, based on that decision, subsequently dismissed the lawsuit against Amneal (and other parties not defended by Noramco). Purdue appealed the Court's decision. In February 2016, the Federal Circuit affirmed the District Court decision invalidating the Purdue patents. Purdue filed a petition for rehearing and the petition was denied. In December 2015, Purdue filed another patent infringement action against Amneal in the District of Delaware asserting, among others, the three above-referenced patents and a newly issued patent relating to oxycodone and processes for making oxycodone.

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

In April 2016, Morphosys AG, a German biotech company, filed a patent infringement lawsuit against Janssen Biotech, Inc. (JBI), Genmab U.S. Inc. and Genmab A/S (collectively, Genmab) in the United States District Court for the District of Delaware, alleging that JBI’s manufacture and sale of DARZALEX® (daratumumab) willfully infringes its U.S. Patent No. 8,263,746. Morphosys is seeking money damages. JBI licenses patents and the commercial rights to DARZALEX® from Genmab.

REMICADE® Related Cases
U.S. Proceedings
In September 2013, Janssen Biotech, Inc. (JBI) and NYU Langone Medical Center (NYU) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (the '471 patent) in a reexamination proceeding instituted by a third party. The '471 patent is co-owned by JBI and NYU, and NYU granted JBI an exclusive license to NYU’s rights under the patent. The '471 patent in the United States expires in September 2018. Following several office actions by the patent examiner, including two further rejections, and responses by JBI, the USPTO issued a further action maintaining its rejection of the '471 patent. In May 2015, JBI filed a notice of appeal to the USPTO's Patent Trial and Appeal Board, and the appeal is currently pending. The '471 patent remains a valid and enforceable patent as it undergoes reexamination at the USPTO.

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (together, Celltrion) filed with the U.S. Food and Drug Administration (FDA) for approval to make and sell its own biosimilar version of REMICADE®. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira) seeking a declaratory judgment that their biosimilar product for which they are seeking FDA approval under the new Biologics Price Competition and Innovation Act (BPCIA) infringes or potentially infringes several JBI patents and that defendants failed to comply with certain procedural requirements of the BPCIA. In addition, JBI moved for an injunction to prohibit Celltrion and Hospira from launching their biosimilar product until 180 days after they have given JBI a Notice of Commercial Marketing under the BPCIA, such notice not to be given before FDA approval of Celltrion's product. Also in March 2015, JBI moved to stay all proceedings in the District Court with respect to the ‘471 patent, pending the outcome of the USPTO re-examination proceeding discussed above.

In August 2015, JBI also filed a motion seeking the District Court's permission to file a patent infringement lawsuit asserting U.S. Patent No. 7,598,083 (the '083 patent) against Celltrion and the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product. Although the '083 patent is already asserted in the existing lawsuit against Celltrion, this suit would expand the claims to include any use of the cell media made in the United States to manufacture Celltrion's biosimilar. In February 2016, Celltrion and Hospira agreed not to launch their biosimilar product before June 30, 2016, and thus the '471 and '083 patents are the two remaining patents in the lawsuit. In light of this representation, and because the Federal Circuit Court of Appeals is expected to decide the 180-day Notice issue in an unrelated but similar case before June 29, 2016, the District Court denied JBI's motion for preliminary injunction relating to this issue, but noted that JBI may renew its motion following the Court of Appeals decision, if necessary, or if the Court of Appeals fails to decide the issue by June 29th. In February 2016, Celltrion and Hospira filed a motion for summary judgment of invalidity of the ‘471 patent. In April 2016, the FDA approved Celltrion’s biosimilar version of REMICADE® for sale in the United States.

In the United States, if either of the REMICADE® related patents discussed above is found to be invalid following all appeals, such patent could not be relied upon to prevent the introduction of biosimilar versions of REMICADE®. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. The timing of the possible introduction of a biosimilar version of REMICADE® in the United States is subject to enforcement of patent rights, and compliance with the 180-day Notice of Commercial Marketing provisions of the BPCIA. There is a risk that Celltrion could launch its biosimilar version of REMICADE®, subject to compliance with the 180-day Notice, any time after June 2016 even though one or more valid patents are in place. Introduction to the U.S. market of a biosimilar version of REMICADE® will result in a reduction in U.S. sales of REMICADE®.

Canadian Proceedings
In March 2013, Hospira filed an impeachment proceeding against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to JBI. In October 2013, Kennedy, along with JBI, Janssen Inc. (Janssen) and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. Discovery in the patent action is ongoing, and trial has been scheduled for September 2016.

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its biosimilar version of REMICADE® in Canada, regardless of the pending patent action. In June 2014, Health Canada approved Hospira’s SEB to REMICADE®. In July 2014, Janssen filed a lawsuit to compel the Canadian Minister of Health to withdraw the Notice of Compliance for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. In March 2015, the parties entered into a settlement agreement whereby Health Canada agreed to a Consent Judgment setting aside Hospira’s Notice of Compliance, subject to Health Canada's right to appeal, which appeal was filed in June 2015. A hearing on the appeal is scheduled for May 2016. Nevertheless, Hospira began marketing a biosimilar version of REMICADE® as a distributor under Celltrion's Notice of Compliance.

In Canada, if any of the REMICADE® related patents discussed above is found to be invalid following all appeals, such patent could not be relied upon to prevent the further introduction of biosimilar versions of REMICADE®.

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

PREZISTA®
In November 2010, Tibotec, Inc. (predecessor-in-interest to Janssen Products, LP) and Tibotec Pharmaceuticals (predecessor-in-interest to Janssen Sciences Ireland UC) (individually or collectively, with one or more affiliates and successors-in-interest, Janssen) filed a series of patent infringement lawsuits, relating to several patents owned by Janssen or licensed to Janssen from G.D. Searle, against Lupin, Ltd. and Lupin Pharmaceuticals, Inc. (together, Lupin) in the United States District Court for the District of New Jersey in response to Lupin's ANDA seeking approval to market a generic version of Tibotec's PREZISTA® product in various dosage strengths before the expiration of patents relating to PREZISTA®. In June 2013, Lupin, agreed not to seek FDA approval of its ANDA until the November 2017 expiration of the G.D. Searle patents. After a trial regarding the remaining patents, the Court issued a decision in August 2014, holding that the asserted patents are valid and would be infringed by Lupin's marketing of its proposed products. Lupin appealed.

In May 2013, Lupin notified Janssen that it filed an ANDA seeking approval to market a new dosage strength of its generic version of PREZISTA®. In response, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that Lupin's new dosage strength would infringe the same patents that Janssen is asserting against Lupin in the original action. In March 2014, Janssen filed a patent infringement lawsuit against Lupin in the United States District Court for the District of New Jersey, alleging infringement of United States Patent No. 8,518,987 (the ‘987 patent). In January 2015, the Court stayed these cases pending Lupin's appeal of the Court's August 2014 decision in the first action. In April 2015, Lupin filed an Inter Partes review in the USPTO seeking to invalidate the ‘987 patent and in October 2015, the USPTO denied Lupin's petition. In January 2016, Lupin amended its ANDA to reflect a new formulation of darunavir that Lupin alleges does not infringe the relevant Janssen patents. In February 2016, Janssen filed a lawsuit in the United States District Court for the District of New Jersey asserting that Lupin’s new formulation of darunavir infringes the relevant Janssen patents.

In the above lawsuits, Janssen is seeking an Order enjoining Lupin from marketing its generic versions of PREZISTA® before the expiration of the relevant patents.

CONCERTA®
In December 2014, Janssen Inc. and ALZA Corporation filed a Notice of Application against Actavis Pharma Company (Actavis) in response to Actavis’ Notice of Allegation seeking approval to market a generic version of CONCERTA® before the expiration of Canadian Patent No. 2,264,852 (the ‘852 patent). The hearing is scheduled for September 2016. Janssen and ALZA are seeking an Order enjoining Actavis from marketing its generic version of CONCERTA® before the expiration of the ‘852 patent.

ZYTIGA®
In June and July 2015, Janssen Biotech, Inc. (JBI) received notices of paragraph IV certification from several companies advising of their respective ANDAs seeking approval for a generic version of ZYTIGA® before the expiration of one or more patents relating to ZYTIGA®. In July 2015, JBI, Janssen Oncology, Inc. (Janssen Oncology) and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against several generic ANDA applicants (and certain of their affiliates and/or suppliers) in response to their respective ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent Nos. 5,604,213 (the '213 patent) (expiring December 2016) and/or 8,822,438 (the '438 patent) (expiring August 2027). The generic companies include Actavis Laboratories, FL, Inc. (Actavis); Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy's); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward); and Hikma Pharmaceuticals, LLC (Hikma). The Court entered a stay of the lawsuit against Par and Citron, as each agreed to be bound by the decision against the other defendants in the action. In February 2016, the Court set a trial date of October 2017.

In August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia, which has been stayed.

In August 2015, Janssen received a notice of paragraph IV certification from Hetero USA Inc., the U.S. Regulatory Agent for Hetero Labs Limited Unit-V, a division of Hetero Labs Limited (collectively, Hetero) advising of Hetero’s ANDA seeking approval for a generic version of ZYTIGA® before expiration of the '438 patent. In September 2015, Janssen and BTG filed an amended complaint in the New Jersey lawsuit to allege infringement of the '438 patent by Hetero.

In March 2016, Janssen filed a motion to correct inventorship of the ‘438 patent to add an inventor and requested that, should the Court order the requested correction, it grant Janssen leave to amend the complaint to recognize BTG as a co-owner of the ‘438 patent and a co-plaintiff with Janssen with regard to the ‘438 patent infringement claims.

In December 2015, Amerigen Pharmaceuticals Limited (Amerigen) filed a petition for an Inter Partes Review in the USPTO seeking to invalidate the '438 patent. In March 2016, Janssen Oncology filed its response. Janssen expects the USPTO to issue a decision as to whether to grant the petition by June 2016. In the event that the petition is granted, Janssen expects a decision on the validity of the patent by June 2017. Janssen received a notice from Amerigen advising of Amerigen’s ANDA seeking approval for a generic version of ZYTIGA® before expiration of the ‘438 patent. In response, Janssen and BTG filed a separate patent infringement lawsuit in the United States District Court for the District of New Jersey against Amerigen in May 2016.

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

COMPLERA®
In August and September 2015, Janssen Pharmaceutica NV and Janssen Sciences Ireland UC (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) filed patent infringement lawsuits in the United States District Courts for the District of Delaware and the District of West Virginia against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan) in response to Mylan’s ANDA seeking approval to market a generic version of COMPLERA® before the expiration of United States Patent Nos. 8,841,310; 7,125,879; and 8,101,629. In September 2015, Mylan filed an answer in the West Virginia action, counterclaiming invalidity and non-infringement of the patents-in-suit as well as United States Patent No. 8,080,551 (the ‘551 patent), and filed a motion to dismiss the Delaware lawsuit for lack of personal jurisdiction. In January 2016, Janssen and Gilead amended their complaint in the Delaware action, adding claims for patent infringement with respect to United States Patent Nos. 7,399,856 and 7,563,922. The District Court in the Delaware Action denied Mylan’s motion to dismiss and set a trial date of February 2018. The District Court in the West Virginia Action has set a trial date of December 2017. In February 2016, Mylan renewed its motion to dismiss the Delaware suit for lack of jurisdiction, and Janssen and Gilead have filed an answer with counterclaims for patent infringement with respect to the ‘551 patent and United States Patent Nos. 8,101,752 and 8,618,291.

In each of these lawsuits, Janssen is seeking an Order enjoining the defendants from marketing their generic versions of COMPLERA® before the expiration of the relevant patents.

XARELTO®
A number of generic companies have filed ANDAs seeking approval to market generic versions of XARELTO®. In October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against Aurobindo Pharma Limited, Aurobindo Pharma USA, Inc., Breckenridge Pharmaceutical, Inc., Micro Labs USA Inc., Micro Labs Ltd., Mylan Pharmaceuticals Inc., Mylan Inc. (Mylan), Prinston Pharmaceutical, Inc., Sigmapharm Laboratories, LLC, Torrent Pharmaceuticals, Limited and Torrent Pharma Inc., in response to those parties’ respective ANDAs seeking approval to market generic versions of XARELTO® before the expiration of Bayer’s United States Patent Nos. 7,157,456 (the ‘456 patent), 7,585,860 (the ‘860 patent) and 7,592,339 (the ‘339 patent) relating to XARELTO®. JPI is the exclusive licensee of the asserted patents. JPI also is seeking an Order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

In November 2015, Mylan moved to dismiss the action. In December 2015, JPI, Bayer, and Mylan stipulated and agreed to dismiss the claims against Mylan, and suspend further briefing and argument on Mylan's motion to dismiss, pending appeals relating to personal jurisdiction over Mylan Pharmaceuticals Inc. in the District of Delaware. In February 2016, a similar patent infringement action by JPI and Bayer against Invagen Pharmaceuticals Inc. (Invagen), in response to Invagen’s notice of paragraph IV certification advising of its ANDA seeking FDA approval for a generic XARELTO® product before expiration of the relevant patents, was consolidated with the original case. The District Court has set a trial date of March 2018.

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

AWP cases brought by various Attorneys General have proceeded to trial against other manufacturers. Several state cases have been settled, including one in Wisconsin which the parties settled in February 2016. Cases are still pending in Illinois, New Jersey, and Utah. The cases in Illinois and New Jersey have not yet proceeded to trial. In Utah, the claims brought by the Attorney General were dismissed by the Court in 2013, but the State may appeal the dismissal after the conclusion of similar pending matters against other defendants. In the AWP case against the J&J AWP Defendants brought by the Commonwealth of Pennsylvania, following a trial in 2010, the Pennsylvania Commonwealth Court found in favor of the Commonwealth with regard to certain of its claims under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and in favor of the J&J AWP Defendants on the Commonwealth’s remaining claims. Following an appeal to the Pennsylvania Supreme Court that vacated that judgment, the Commonwealth Court entered a subsequent judgment in favor of the J&J AWP Defendants on all claims. That subsequent judgment has been upheld by the Pennsylvania Supreme Court in a successive appeal.
McNeil Consumer Healthcare
Starting in June 2010, McNeil Consumer Healthcare Division of McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc., McNeil Consumer Healthcare Division) (McNeil Consumer Healthcare) and certain affiliates, including Johnson & Johnson (the Companies), received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Pennsylvania requesting documents broadly relating to recalls of various products of McNeil Consumer Healthcare, and the FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities, as well as certain documents relating to recalls of a small number of products of other subsidiaries. In addition, in February 2011, the government served McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI) with a Civil Investigative Demand seeking records relevant to its investigation to determine if there was a violation of the Federal False Claims Act. In March 2015, McNEIL-PPC, Inc. (now JJCI) entered a guilty plea in the United States District Court for the Eastern District of Pennsylvania to a misdemeanor violation of the U.S. Food, Drug and Cosmetic Act. McNEIL-PPC, Inc. (now JJCI) agreed to pay a $20 million fine and a $5 million forfeiture to resolve the matter.
The Companies have also received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this multi-state coalition, it is possible that individual State Attorneys General Offices may file civil monetary claims against the Companies. In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC, Inc. (now JJCI) and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice, and Oregon appealed that decision. In November 2015, the Court of Appeals of the State of Oregon reversed the trial court and reinstated Oregon's consumer protection claims. In December 2015, the Companies filed a petition for review with the Oregon Supreme Court, which was denied in February 2016.

Opioids Litigation
Along with other pharmaceutical companies, Johnson & Johnson (J&J) and Janssen Pharmaceuticals, Inc. (JPI) have been named in two lawsuits alleging claims related to marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. In May 2014, Santa Clara and Orange Counties in California filed a complaint in state court in Orange County, California against numerous pharmaceutical manufacturers, including J&J and JPI, alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. The counties seek injunctive and monetary relief. In February 2015, the defendants filed motions challenging the sufficiency of the complaint. In August 2015, the Court stayed the case until the FDA concludes its ongoing inquiry into the safety and effectiveness of long-term opioid treatment.

In June 2014, the City of Chicago filed a complaint in Cook County Circuit Court against the same group of pharmaceutical manufacturers, including J&J and JPI, alleging a number of claims related to opioid marketing practices, including consumer fraud violations and false claims, and seeking injunctive and monetary relief. The case was later removed to the United States District Court for the Northern District of Illinois. In December 2014, J&J and JPI filed a motion to dismiss the City of Chicago's First Amended Complaint, which was granted with leave to file an amended complaint. The City filed an amended complaint, and in November 2015, J&J and JPI filed a motion to dismiss the Second Amended Complaint.

In September 2014, the Tennessee Attorney General Division of Consumer Affairs issued a Request for Information to JPI and other pharmaceutical companies related to opioids marketing practices.

In August 2015, the New Hampshire Attorney General, Consumer Protection and Antitrust Bureau issued a subpoena to JPI and other pharmaceutical companies related to opioids marketing practices. In October 2015, the State filed a motion in the State of New Hampshire Superior Court to enforce the subpoena. Defendants subsequently filed motions for injunctive relief and a protective order to preclude the State from engaging private contingent fee counsel to participate in the State’s investigation or any subsequent enforcement action. In March 2016, the Court denied the State’s motion to enforce the subpoena and granted the protective order.

In December 2015, the State of Mississippi filed a complaint in the Chancery Court of the First Judicial District of Hinds County against substantially the same group of pharmaceutical manufacturers as in the suits brought by the California counties and City of Chicago, including J&J and JPI, alleging a number of claims related to opioid marketing practices and seeking penalties and injunctive and monetary relief. In March 2016, defendants filed motions to dismiss the complaint.

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
In May 2012, Acclarent, Inc. (Acclarent) received a subpoena from the United States Attorney's Office for the District of Massachusetts requesting documents broadly relating to the sales, marketing and alleged off-label promotion by Acclarent of the RELIEVA STRATUS® MicroFlow Spacer product (the RELIEVA STRATUS® Spacer). In March 2016, Acclarent executed a civil settlement with the United States Justice Department and other agencies to resolve this investigation. Johnson & Johnson was not a party to this settlement and there was no admission of liability. In a separate matter, the former President/CEO and Vice President of Sales of Acclarent (the former Acclarent officers), were charged in 2015 in an Indictment with various alleged violations in connection with the development, sale and marketing of the RELIEVA STRATUS® Spacer, as well as actions allegedly taken by the former Acclarent officers in connection with the acquisition of Acclarent by Ethicon, Inc. in 2010. There are no charges against Acclarent, Ethicon, Inc. or Johnson & Johnson in this matter.
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (the Companies) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the Companies. In February 2016, the District Court granted the Companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators' subsequent motion for reconsideration was denied and they have filed a notice of appeal. In addition, in October 2013, a group of State Attorneys General issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy

Orthopaedics, Inc.’s hip products. The States are seeking monetary and injunctive relief. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation for a total payment of $4 million to the State of Oregon.
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
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by Johnson & Johnson) and seeks injunctive and monetary relief.

In March 2016, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York related to JPI’s contractual relationships with pharmacy benefit managers over the period from January 1, 2006 to the present with regard to certain of JPI's pharmaceutical products. The demand was issued in connection with an investigation under the False Claims Act.

In recent years, Johnson & Johnson has received numerous requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.
GENERAL LITIGATION
In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the divestiture of OCD, Johnson & Johnson retains any liability that may result from these cases. In August 2012, the District Court granted a motion filed by the plaintiffs for class certification. In April 2015, the United States Court of Appeals for the Third Circuit reversed the class certification ruling and remanded the case to the District Court for further proceedings. In October 2015, the District Court again granted the motion by the plaintiffs for class certification.
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
In May 2014, two purported class actions were filed against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by Johnson & Johnson). The cases are pending in United States District Court for the Eastern District of California and United States District Court for the Southern District of Illinois. Both cases seek injunctive relief and monetary damages. Neither case includes a claim for personal injuries.

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed its Petition for Relief in July 2015.
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
In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI), other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a Consolidated Class Action complaint in November 2015, and in December 2015, JJVCI and other defendants filed motions to dismiss. Oral argument on the motions to dismiss was held in March 2016.
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
In April 2015, Adimmune Corporation Ltd (Adimmune) commenced an arbitration in the International Court of Arbitration - International Chamber of Commerce against Crucell Switzerland AG (now Janssen Vaccines AG) and Crucell Holland B.V. (collectively, Crucell). Adimmune claims that Crucell breached certain agreements relating to the supply of flu antigen when Crucell ceased purchasing flu antigen from Adimmune. In December 2015, Adimmune filed its Statement of Claim seeking monetary damages. In April 2016, Crucell filed its Statement of Defense.
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

NOTE 12— RESTRUCTURING

The Company announced restructuring actions in its Medical Devices segment to better serve the needs of patients and customers in today’s evolving healthcare marketplace. The Company is undertaking actions to strengthen its go-to-market model, accelerate the pace of innovation, further prioritize key platforms and geographies, and streamline operations while maintaining high quality standards.
The Company estimates that, in connection with its plans, it will record pre-tax restructuring charges of approximately $2.0 billion to $2.4 billion, most of which are expected to be incurred by 2017. In the fiscal first quarter of 2016, the Company recorded a pre-tax charge of $137 million, of which $17 million was included in cost of products sold. See table below for additional details. Total restructuring charges of $727 million have been recorded since the restructuring has been announced.
Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 4 to 6 percent of the Medical Devices segment’s global workforce over the next two years, subject to any consultation procedures in countries, where required. Approximately 400 positions have been eliminated since the restructuring has been announced.
The Company estimates that approximately one half of the cumulative pre-tax costs will result in cash outlays, including approximately $500 million of employee severance. Approximately one half of the cumulative pre-tax costs are non-cash, relating primarily to facility rationalization, inventory write-offs and intangible asset write-offs.

The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal first quarter of 2016:

(Dollars in Millions)	Severance	Asset Write-offs	Other	Total
Reserve balance, January 3, 2016	$484	—	17	501

Current year activity:
Charges	—	99	38	137
Cash payments	(17)	—	(52)	(69)
Settled without cash	—	(99)	—	(99)

Reserve balance, April 3, 2016*	$467	$—	3	470

*Cash outlays for severance are expected to be substantially paid out over the next 24 months in accordance with the Company's plans and local laws.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal first quarter of 2016, worldwide sales were $17.5 billion, a total increase of 0.6%, including operational growth of 3.9% as compared to 2015 fiscal first quarter sales of $17.4 billion. Currency fluctuations had a negative impact of 3.3% for the fiscal first quarter of 2016. In the fiscal first quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir) on the worldwide operational sales growth was negative 3.0%. Operations in Venezuela negatively impacted the worldwide operational sales growth by 0.6%.

Sales by U.S. companies were $9.3 billion in the fiscal first quarter of 2016, which represented an increase of 7.2% as compared to the prior year. In the fiscal first quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir) on the U.S. operational sales growth was negative 2.6%. Sales by international companies were $8.2 billion, a decline of 6.0%, including operational growth of 0.6%, offset by a negative currency impact of 6.6% as compared to the fiscal first quarter sales of 2015. In the fiscal first quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir) on the international operational sales growth was negative 3.2%. Operations in Venezuela negatively impacted the international operational sales growth by 1.2%.

Sales by companies in Europe experienced a decline of 4.8%, which included an operational decline of 0.8% and a negative currency impact of 4.0%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 18.8%, which included an operational decline of 0.6%, and a negative currency impact of 18.2%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 0.7%, including operational growth of 3.0% offset by a negative currency impact of 3.7%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer

Consumer segment sales in the fiscal first quarter of 2016 were $3.2 billion, a decrease of 5.8% as compared to the same period a year ago, including an operational decline of 0.2% and a negative currency impact of 5.6%. U.S. Consumer segment sales decreased by 0.1%. International Consumer segment sales decreased by 9.6%, including an operational decline of 0.3% and a negative currency impact of 9.3%. In the fiscal first quarter of 2016, the impact of acquisitions and divestitures on the Consumer segment operational sales growth was negative 2.1%. Operations in Venezuela negatively impacted the Consumer segment operational sales growth by 2.0%.

Major Consumer Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 3, 2016	March 29, 2015	Total Change	Operations Change	Currency Change
OTC	$1,019	$993	2.6%	7.3%	(4.7)%
Skin Care	862	903	(4.5)	(0.7)	(3.8)
Baby Care	451	511	(11.7)	(3.0)	(8.7)
Oral Care	385	403	(4.5)	1.1	(5.6)
Women’s Health	251	287	(12.5)	(0.9)	(11.6)
Wound Care/Other	227	293	(22.5)	(19.7)	(2.8)
Total Consumer Sales	$3,195	$3,390	(5.8)%	(0.2)%	(5.6)%

The OTC franchise achieved operational growth of 7.3% as compared to the prior year fiscal first quarter. The growth was primarily driven by analgesics, ZYRTEC®, digestive health products and anti-smoking aids.

The Skin Care franchise experienced an operational decline of 0.7% as compared to the prior year fiscal first quarter. Sales were negatively impacted by the timing of shipments in the U.S. and lower sales in China, partially offset by sales of new products.

The Baby Care franchise experienced an operational decline of 3.0% as compared to the prior year due to operations in Venezuela, lower sales in China and competitive pressure.

The Oral Care franchise achieved operational growth of 1.1% as compared to the prior year. Growth was driven by increased sales of LISTERINE® as a result of new product launches and successful marketing campaigns partially offset by operations in Venezuela.

The Women’s Health franchise experienced an operational decline of 0.9% as compared to the prior year. Strong sales of new products and sales momentum was offset by operations in Venezuela.

The Wound Care/Other franchise experienced an operational decline of 19.7% as compared to the prior year primarily due to the SPLENDA® divestiture.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2016 were $8.2 billion, an increase of 5.9% as compared to the same period a year ago, with an operational increase of 8.5% and a negative currency impact of 2.6%. U.S. Pharmaceutical sales increased 12.9% as compared to the same period a year ago. International Pharmaceutical sales decreased by 3.4%, including operational growth of 2.6% offset by a negative currency impact of 6.0%. Acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 3.8% on the operational growth of the Pharmaceutical segment in the fiscal first quarter of 2016. Both fiscal first quarters included a positive adjustment of $0.2 billion to previous reserve estimates and therefore overall growth was not impacted.

Major Pharmaceutical Therapeutic Area Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 3, 2016	March 29, 2015	Total Change	Operations Change	Currency Change
Total Immunology	$2,910	$2,463	18.1%	20.5%	(2.4)%
REMICADE®	1,779	1,600	11.2	13.4	(2.2)
SIMPONI®/ SIMPONI ARIA®	390	300	30.0	33.7	(3.7)
STELARA®	735	549	33.9	36.0	(2.1)
Other Immunology	6	14	(57.1)	(48.4)	(8.7)
Total Infectious Diseases	776	975	(20.4)	(18.2)	(2.2)
EDURANT®	119	91	30.8	34.1	(3.3)
OLYSIO®/ SOVRIAD®	32	234	(86.3)	(85.7)	(0.6)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®	452	427	5.9	8.0	(2.1)
Other Infectious Diseases	173	223	(22.4)	(19.0)	(3.4)
Total Neuroscience	1,549	1,618	(4.3)	(1.4)	(2.9)
CONCERTA®/ methylphenidate	231	224	3.1	6.3	(3.2)
INVEGA®/ paliperidone	86	155	(44.5)	(43.0)	(1.5)
INVEGA SUSTENNA®/XEPLION®/INVEGA® TRINZA™	513	411	24.8	27.3	(2.5)
RISPERDAL CONSTA®	231	254	(9.1)	(6.5)	(2.6)
Other Neuroscience	488	574	(15.0)	(11.5)	(3.5)
Total Oncology	1,354	1,108	22.2	26.3	(4.1)
IMBRUVICA®	261	116	*	*	**
VELCADE®	304	339	(10.3)	(5.4)	(4.9)
ZYTIGA®	558	556	0.4	3.4	(3.0)
Other Oncology	231	97	*	*	**
Cardiovascular / Metabolism / Other	1,589	1,562	1.7	3.6	(1.9)
XARELTO®	567	441	28.6	28.6	—
INVOKANA®/ INVOKAMET®	325	278	16.9	17.8	(0.9)
PROCRIT®/ EPREX®	274	269	1.9	4.1	(2.2)
Other	423	574	(26.3)	(22.5)	(3.8)
Total Pharmaceutical Sales	$8,178	$7,726	5.9%	8.5%	(2.6)%
* Percentage greater than 100%
**Not meaningful

Immunology products achieved operational sales growth of 20.5% as compared to the same period a year ago. Growth of STELARA® (ustekinumab) and SIMPONI®/SIMPONI ARIA® (golimumab) were due to market growth and increased penetration of SIMPONI ARIA®. Additionally, in the fiscal first quarter of 2016, immunology sales were positively impacted by approximately 3.5% due to an adjustment to previous reserve estimates. The patents for REMICADE®(infliximab) in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Additional biosimilar competition will likely result in a further reduction in REMICADE® sales in markets outside the United States. The timing of the possible introduction of any biosimilar version of REMICADE® in the United States is subject to enforcement of patent rights, approval by the U.S. Food and Drug Administration (FDA) and compliance with the 180-day notice provisions of the Biologics Price Competition and Innovation Act (the BPCIA). In April 2016, the FDA approved a biosimilar version of REMICADE® for sale in the United States. Following this approval, there is a risk that a competitor could launch a biosimilar version of REMICADE® subject to compliance with the 180-day notice provisions of the BPCIA, even though one or more valid patents are in place. Introduction to the U.S. market of a biosimilar version of REMICADE® will result in a reduction in

U.S. sales of REMICADE®. The launch of a biosimilar version of REMICADE® in the U.S. is not expected to have a material adverse effect on the Company’s results of operations and cash flows in 2016. See Note 11 to the Consolidated Financial Statements for legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 18.2% as compared to the same period a year ago. Competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a significant negative impact on sales. The decline of Hepatitis C sales was partially offset by sales growth of EDURANT®(rilpivirine) and PREZISTA®/ PREZCOBIX®/ REZOLSTA® (darunavir/cobicistat).

Neuroscience products experienced an operational decline of 1.4% as compared to the same period a year ago. U.S. sales growth of CONCERTA®/methylphenidate was primarily due to a therapeutic equivalence reclassification of generic competitors by the FDA in November 2014. Strong sales of INVEGA SUSTENNA®/XEPLION®/ INVEGA® TRINZA™(paliperidone palmitate) were primarily due to the success of XEPLION® and the launch of INVEGA® TRINZA™. Neuroscience products sales were negatively impacted by the U.S. divestiture of NUCYNTA® (tapentadol), lower sales of INVEGA® (paliperidone) due to generic competition and RISPERDAL CONSTA® (risperidone).

Oncology products achieved strong operational sales growth of 26.3% as compared to the same period a year ago. Contributors to the growth were strong sales of IMBRUVICA® (ibrutinib) due to additional country launches and increased patient uptake with new indications and the launch of DARZALEX® (daratumumab). Additionally, sales of ZYTIGA® (abiraterone acetate) grew in the U.S. due to market growth partially offset by share decline, and strong growth in Asia and Latin America was partially offset by lower sales in Europe due to competition.

Cardiovascular / Metabolism / Other products achieved operational sales growth of 3.6% as compared to the same period a year ago primarily due to strong sales of XARELTO®(rivaroxaban) and INVOKANA®/INVOKAMET® (canagliflozin). Growth was partially offset by a positive adjustment in the fiscal first quarter of 2015 to previous estimates for Medicaid managed care rebates.

Medical Devices

The Medical Devices segment sales in the fiscal first quarter of 2016 were $6.1 billion, a decrease of 2.4% as compared to the same period a year ago, with operational growth of 0.5% and a negative currency impact of 2.9%. U.S. Medical Devices sales increased 2.2%. International Medical Devices sales decreased by 6.5%, including an operational decrease of 1.0% and a negative currency impact of 5.5%. In the fiscal first quarter of 2016, acquisitions and divestitures had a negative impact of 2.5% on the operational sales growth of the Medical Devices segment.

Major Medical Devices Franchise Sales* — Fiscal First Quarters Ended

(Dollars in Millions)	April 3, 2016	March 29, 2015	Total Change	Operations Change	Currency Change
Orthopaedics	$2,341	$2,328	0.6%	3.0%	(2.4)%
Hips	342	333	2.7%	5.4	(2.7)
Knees	389	376	3.5%	5.7	(2.2)
Trauma	642	656	(2.1)%	0.4	(2.5)
Spine & Other	968	963	0.5%	2.8	(2.3)
Surgery	2,228	2,256	(1.2)	2.3	(3.5)
Advanced	816	770	6.0%	9.7	(3.7)
General	1,070	1,133	(5.6)%	(2.1)	(3.5)
Specialty	342	353	(3.1)%	(0.1)	(3.0)
Vision Care	640	631	1.4	4.1	(2.7)
Cardiovascular	443	529	(16.3)	(14.4)	(1.9)
Diabetes Care	429	484	(11.4)	(8.2)	(3.2)
Diagnostics***	28	30	**	**	**
Total Medical Devices Sales	$6,109	$6,258	(2.4)%	0.5%	(2.9)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
**Not meaningful
***Reflects the divestiture of the Ortho-Clinical Diagnostics business (the Diagnostics Franchise) on June 30, 2014.

The Orthopaedics franchise achieved operational sales growth of 3.0% as compared to the prior year fiscal first quarter. Sales growth was primarily driven by worldwide sales of the hip primary stem platform and the ATTUNE® Knee System, and U.S. sales of the trauma TFNA nailing system and sports medicine ORTHOVISC®/MONOVISC® products. Growth was negatively impacted by softer demand and a reduction in customer inventory levels primarily in China and continued pricing pressures.

The Surgery franchise achieved operational sales growth of 2.3% as compared to the prior year fiscal first quarter. Operational growth in Advanced Surgery was driven by endocutter, biosurgical and energy products, primarily attributable to market growth, increased penetration in certain markets and new product launches. The operational decline in General Surgery was due to lower sales of women's health and urology products. Growth by Mentor products was offset by lower sales of Advanced Sterilization Products in Specialty Surgery.

The Vision Care franchise achieved operational sales growth of 4.1% as compared to the prior year fiscal first quarter due to sales growth outside the U.S. driven by the success of new products.

The Cardiovascular Care franchise experienced an operational sales decline of 14.4% as compared to the prior year fiscal first quarter. Strong operational growth in the electrophysiology business driven by market growth and new product launches was offset by the impact of divesting the Cordis business. The Company completed the divestiture of the Cordis business to Cardinal Health on October 4, 2015. The Cordis business generated annual net revenues of approximately $535 million in 2015.

The Diabetes Care franchise experienced an operational sales decline of 8.2% as compared to the prior year fiscal first quarter primarily due to lower price and competition partially offset by the success of the ANIMAS® VIBE® products in Europe and Canada.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2016 was $5.3 billion as compared to $5.6 billion in the fiscal first quarter of 2015, a decrease of 5.0%. The fiscal first quarter of 2016 included a litigation expense of $0.1 billion versus the fiscal first quarter of 2015, which included a net litigation gain of $0.4 billion primarily related to a settlement agreement of $0.6 billion with Guidant. Additionally, the fiscal first quarter of 2016 included a restructuring charge of $0.1 billion offset by lower selling, marketing and administrative costs of $0.2 billion and a lower cost of $0.1 billion associated with the DePuy ASR™ Hip program as compared to the fiscal first quarter of 2015.

Cost of Products Sold

Consolidated costs of products sold for the fiscal first quarter of 2016 increased to 30.5% from 30.4% of sales as compared to the same period a year ago. The increase was primarily due to transactional currency partially offset by favorable mix in the business. The intangible asset amortization expense for the fiscal three months of 2016 and 2015 was $282 million and $312 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2016 decreased to 26.8% from 27.9% of sales as compared to the same period a year ago. The decrease was primarily due to cost management and favorable mix, primarily due to faster growth in the Pharmaceutical segment.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal first quarter of 2016 increased to 11.5% from 10.9% of sales as compared to the same period a year ago. The increase was primarily due to increased investment spending in the Pharmaceutical segment to advance the pipeline.

Interest (Income) Expense

Interest income in the fiscal first quarter of 2016 was higher than the same period a year ago due to a higher average balance of cash, cash equivalents and marketable securities and higher interest rates. The ending balance of cash, cash equivalents and marketable securities was $39.9 billion at the end of the fiscal first quarter of 2016, which is an increase of $8.6 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was primarily due to cash generated from operating activities.

Interest expense in the fiscal first quarter of 2016 was slightly higher as compared to the same period a year ago. At the end of the fiscal first quarter of 2016, the Company’s debt position was $23.3 billion as compared to $19.0 billion the same period a year ago. The higher debt balance of approximately $4.3 billion was primarily due to increased borrowings in February 2016. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the borrowings were used for general corporate purposes, primarily the stock repurchase program.

Other (Income) Expense, Net

Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc., gains and losses on divestitures, transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income.
The change in other (income) expense, net for the fiscal first quarter of 2016 was unfavorable by $0.3 billion as compared to the same period a year ago primarily due to higher net litigation gains in 2015 of $0.5 billion, primarily due to a settlement agreement of $0.6 billion with Guidant. This was partially offset by higher costs of $0.1 billion related to the DePuy ASR™ Hip program in the fiscal first quarter of 2015.

INCOME BEFORE TAX BY SEGMENT

Income before tax by segment of business were as follows:

	Income Before Tax		Percent of Segment Sales
(Dollars in Millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Consumer	$566	$644	17.7%	19.0%
Pharmaceutical	3,344	2,962	40.9	38.3
Medical Devices	1,576	2,221	25.8	35.5
Segment operating profit	5,486	5,827	31.4	33.5
Less: Expenses not allocated to segments (1)	192	252
Worldwide income before tax	$5,294	$5,575	30.3%	32.1%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal first quarter of 2016 was 17.7% versus 19.0% for the same period a year ago. The decrease in the income before tax margin was primarily due to operations in Venezuela.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2016 was 40.9% versus 38.3% for the same period a year ago. The fiscal first quarter of 2016 was favorably impacted by strong sales volume growth, favorable selling, marketing and administrative expenses and $0.2 billion of lower litigation expense as compared to the prior year.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2016 was 25.8% versus 35.5% for the same period a year ago. The fiscal first quarter of 2016 included a litigation expense of $0.1 billion versus the fiscal first quarter of 2015, which included a net litigation gain of $0.5 billion primarily related to a litigation settlement agreement of $0.6 billion with Guidant. Additionally, the fiscal first quarter of 2016 included a restructuring charge of $0.1 billion offset by lower costs of $0.1 billion associated with the DePuy ASR™ Hip program as compared to the fiscal first quarter of 2015.

Restructuring

The Company announced restructuring actions in its Medical Devices segment that are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018, including approximately $200 million savings in 2016. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring charges of approximately $2.0 billion to $2.4 billion, most of which are expected to be incurred by 2017. In the fiscal first quarter of 2016, the Company recorded a pre-tax charge of $137 million, of which $17 million is included in cost of products sold. Restructuring charges of $727 million have been recorded since the restructuring was announced. See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal three months of 2016 and 2015 were 18.9% and 22.5%, respectively. In the first fiscal quarter of 2016, the Company had higher income in lower tax jurisdictions relative to higher tax jurisdictions compared to 2015, which decreased the effective tax rate by approximately 2.5%.  The remainder of the change from prior year was related to the U.S. Research & Development tax credit and the Controlled Foreign Corporation look-through provisions, which were not enacted into law in the first fiscal quarter of 2015, and the settlement of certain open tax positions in several international jurisdictions.

As of April 3, 2016, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $13.9 billion at the end of the fiscal first quarter of 2016 as compared with $13.7 billion at the fiscal year end of 2015. The primary sources of cash were approximately $1.8 billion net cash generated from operating activities and $0.1 billion due to the effect on exchange rate changes on cash and cash equivalents offset by $1.5 billion used by investing activities and $0.2 billion used by financing activities. In addition, the Company had $26.0 billion in marketable securities at the end of the fiscal first quarter of 2016 and $24.6 billion at the end of 2015.

Cash flow from operations of $1.8 billion was the result of $4.3 billion of net earnings and $1.2 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation and asset write-downs and $0.4 billion related to deferred taxes. Cash flow from operations was reduced by $2.3 billion related to accounts payable and accrued liabilities, primarily due to the timing of payments and receipts for tax and legal liabilities, and $1.8 billion related to accounts receivable, inventories and other assets and liabilities.

Investing activities use of $1.5 billion of cash was primarily for net purchases of investments in marketable securities of $0.9 billion and additions to property, plant and equipment of $0.6 billion.

Financing activities use of $0.2 billion of cash was primarily for dividends to shareholders of $2.1 billion and $2.4 billion for the repurchase of common stock. Financing activities also included a source of $3.3 billion from the net proceeds of short and long-term debt and $0.9 billion of net proceeds from stock options exercised and associated tax benefits.

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

In the fiscal first quarter of 2016, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. In February 2016, the Company issued bonds for a total of $7.5 billion for general corporate purposes.

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

Dividends
On January 4, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.75 per share, payable on March 8, 2016, to shareholders of record as of February 23, 2016.

On April 28, 2016, the Board of Directors declared a regular cash dividend of $0.80 per share, payable on June 7, 2016 to shareholders of record as of May 24, 2016. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $1.5 billion as of April 3, 2016 and $1.3 billion as of January 3, 2016. Approximately $0.9 billion as of April 3, 2016 and approximately $0.8 billion as of January 3, 2016 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.6 billion at April 3, 2016 and $0.5 billion as of January 3, 2016. The Company continues to receive payments from these customers and in some cases late payments with interest. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

As described above, while the Company continues to do business in Greece, the Company closely monitors the economic situation. As of April 3, 2016, the Company’s Greek subsidiaries represented 0.3% and 0.4% of the Company's consolidated assets and revenues, respectively.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, including Exhibit 99 thereto, contains a discussion of additional factors that could cause actual results to differ from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2016. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 4, 2016 through January 31, 2016	3,210,626	99.12	—	—
February 1, 2016 through February 28, 2016	8,685,070	102.08	8,610,932	—
February 29, 2016 through April 3, 2016	11,174,646	107.09	6,984,200	—
Total	23,070,342		15,595,132

(1) During the fiscal first quarter of 2016, the Company repurchased an aggregate of 23,070,342 shares of Johnson & Johnson Common Stock in open-market transactions, of which 15,595,132 shares were purchased pursuant to the repurchase program that was publicly announced on October 13, 2015, and of which 7,475,210 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of April 3, 2016, an aggregate of 25,466,449 shares were purchased for a total of $2.6 billion since the inception of the repurchase program announced on October 13, 2015.

(3) As of April 3, 2016, the maximum number of shares that may yet be purchased under the plan is 67,555,440 based on the closing price of the Company’s Common Stock on the New York Stock Exchange on April 1, 2016 of $109.19 per share.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 9, 2016	By /s/ D. J. CARUSO
D. J. CARUSO
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2016	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)