Form 10-Q
period 2016-10-02
JOHNSON & JOHNSON
filed 2016-11-04
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On October 28, 2016, 2,720,531,728 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,205	13,732
Marketable securities	22,228	24,644
Accounts receivable, trade, less allowances for doubtful accounts $267 (2015, $268)	11,798	10,734
Inventories (Note 2)	8,488	8,053
Prepaid expenses and other	2,600	3,047
Total current assets	63,319	60,210
Property, plant and equipment at cost	38,373	36,648
Less: accumulated depreciation	(22,278)	(20,743)
Property, plant and equipment, net	16,095	15,905
Intangible assets, net (Note 3)	27,642	25,764
Goodwill (Note 3)	23,171	21,629
Deferred taxes on income	5,897	5,490
Other assets	4,245	4,413
Total assets	$140,369	133,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,443	7,004
Accounts payable	5,971	6,668
Accrued liabilities	5,283	5,411
Accrued rebates, returns and promotions	5,181	5,440
Accrued compensation and employee related obligations	2,554	2,474
Accrued taxes on income	798	750
Total current liabilities	23,230	27,747
Long-term debt (Note 4)	23,546	12,857
Deferred taxes on income	3,193	2,562
Employee related obligations	8,217	8,854
Other liabilities	9,414	10,241
Total liabilities	67,600	62,261
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,715)	(13,165)
Retained earnings	108,860	103,879
Less: common stock held in treasury, at cost (397,259,000 and 364,681,000 shares)	26,496	22,684
Total shareholders’ equity	72,769	71,150
Total liabilities and shareholders' equity	$140,369	133,411
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarters Ended
	October 2, 2016	Percent to Sales	September 27, 2015	Percent to Sales
Sales to customers (Note 9)	$17,820	100.0%	$17,102	100.0%
Cost of products sold	5,486	30.8	5,224	30.5
Gross profit	12,334	69.2	11,878	69.5
Selling, marketing and administrative expenses	4,772	26.8	5,081	29.7
Research and development expense	2,178	12.2	2,154	12.6
In-process research and development	—	—	10	0.1
Interest income	(97)	(0.5)	(32)	(0.2)
Interest expense, net of portion capitalized	192	1.0	123	0.7
Other (income) expense, net	(54)	(0.2)	420	2.5
Restructuring (Note 12)	62	0.3	—	—
Earnings before provision for taxes on income	5,281	29.6	4,122	24.1
Provision for taxes on income (Note 5)	1,009	5.6	764	4.5
NET EARNINGS	$4,272	24.0%	$3,358	19.6%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.56		$1.21
Diluted	$1.53		$1.20
CASH DIVIDENDS PER SHARE	$0.80		$0.75
AVG. SHARES OUTSTANDING
Basic	2,731.6		2,768.4
Diluted	2,785.4		2,807.2
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	October 2, 2016	Percent to Sales	September 27, 2015	Percent to Sales
Sales to customers (Note 9)	$53,784	100.0%	$52,263	100.0%
Cost of products sold	16,151	30.0	15,863	30.4
Gross profit	37,633	70.0	36,400	69.6
Selling, marketing and administrative expenses	14,636	27.2	15,312	29.3
Research and development expense	6,455	12.0	6,182	11.8
In-process research and development	29	0.1	10	0.0
Interest income	(268)	(0.5)	(75)	(0.1)
Interest expense, net of portion capitalized	542	1.0	392	0.7
Other (income) expense, net	464	0.9	(859)	(1.6)
Restructuring expense (Note 12)	296	0.5	—	—
Earnings before provision for taxes on income	15,479	28.8	15,438	29.5
Provision for taxes on income (Note 5)	2,753	5.1	3,244	6.2
NET EARNINGS	$12,726	23.7%	$12,194	23.3%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.64		$4.39
Diluted	$4.55		$4.33
CASH DIVIDENDS PER SHARE	$2.35		$2.20
AVG. SHARES OUTSTANDING
Basic	2,744.9		2,774.8
Diluted	2,796.6		2,817.1

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarters Ended		Fiscal Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015

Net earnings	$4,272	3,358	12,726	12,194

Other comprehensive income (loss), net of tax
Foreign currency translation	(94)	(1,069)	490	(2,729)

Securities:
Unrealized holding gain (loss) arising during period	29	(44)	129	267
Reclassifications to earnings	(42)	(46)	(136)	(127)
Net change	(13)	(90)	(7)	140

Employee benefit plans:
Prior service cost amortization during period	(5)	(5)	(15)	(16)
Gain (loss) amortization during period	103	159	310	477
Net change	98	154	295	461

Derivatives & hedges:
Unrealized gain (loss) arising during period	4	160	(437)	26
Reclassifications to earnings	(3)	38	109	(37)
Net change	1	198	(328)	(11)

Other comprehensive income (loss)	(8)	(807)	450	(2,139)

Comprehensive income	$4,264	2,551	13,176	10,055

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarters were as follows for 2016 and 2015, respectively: Securities: $7 million and $48 million; Employee Benefit Plans: $51 million and $75 million; Derivatives & Hedges: less than $1 million and $107 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2016 and 2015, respectively: Securities: $4 million and $76 million; Employee Benefit Plans: $155 million and $226 million; Derivatives & Hedges: $177 million and $6 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,726	12,194
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	2,699	2,713
Stock based compensation	704	677
Asset write-downs	187	367
Net gain on sale of assets/businesses	(276)	(1,274)
Deferred tax provision	215	233
Accounts receivable allowances	(10)	2
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(736)	(910)
Increase in inventories	(408)	(719)
Decrease in accounts payable and accrued liabilities	(1,220)	(1,271)
(Increase)/Decrease in other current and non-current assets	(379)	986
(Decrease)/Increase in other current and non-current liabilities	(1,388)	1,486

NET CASH FLOWS FROM OPERATING ACTIVITIES	12,114	14,484

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,133)	(2,097)
Proceeds from the disposal of assets/businesses, net	873	1,620
Acquisitions, net of cash acquired	(4,050)	(233)
Purchases of investments	(27,677)	(28,766)
Sales of investments	30,437	23,167
Other	(37)	(35)

NET CASH USED BY INVESTING ACTIVITIES	(2,587)	(6,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(6,451)	(6,101)
Repurchase of common stock	(6,954)	(3,394)
Proceeds from short-term debt	149	2,107
Retirement of short-term debt	(3,926)	(930)
Proceeds from long-term debt, net of issuance costs	11,951	3
Retirement of long-term debt	(953)	(27)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,112	550
Other	(15)	(50)

NET CASH USED BY FINANCING ACTIVITIES	(5,087)	(7,842)

Effect of exchange rate changes on cash and cash equivalents	33	(1,182)
Increase/(Decrease) in cash and cash equivalents	4,473	(884)
Cash and Cash equivalents, beginning of period	13,732	14,523
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,205	13,639

Acquisitions
Fair value of assets acquired	$4,094	477
Fair value of liabilities assumed and noncontrolling interests	(44)	(244)
Net cash paid for acquisitions	4,050	233
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

During the fiscal first quarter of 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09 Compensation - Stock Compensation: Improvements to Employee Share Based Payment Accounting. The amendments in the update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. During the fiscal second quarter of 2016, the Company elected to early adopt this standard. The update requires the following changes to presentation of the financial statements:

•
All excess tax benefits and deficiencies to be recognized as a reduction or an increase to the provision for taxes on income. Previously, the Company recorded these benefits directly to Retained Earnings. The tax benefit for the Company was $47 million and $335 million for the fiscal third quarter and fiscal nine months ended for 2016, respectively. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statement of Earnings.

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

•
Clarifies that all cash payments made to taxing authorities on employees’ share-based compensation should be classified as a cash outflow from financing activities. This reclassification is required to be recast retrospectively. As a result, for the fiscal nine months of 2016, $264 million was classified as a cash outflow from financing activities and for the fiscal nine months of 2015, $287 million of cash outflow was reclassified from an operating activity to a financing activity (Proceeds from the exercise of stock options/employee withholding tax on stock awards, net).

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

Recently Issued Accounting Standards
Not Adopted as of October 2, 2016

In October 2016, the FASB issued Accounting Standards Update 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The Company is currently assessing the impact of the future adoption of this standard on its consolidated financial statements.

During the fiscal third quarter of 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the future adoption of this standard on its consolidated Statements of Cash Flows.

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

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-01 Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is unable to estimate the impact of the future adoption of this standard on its financial statements as it will depend on the equity investments as of the adoption date.

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

During the fiscal second quarter of 2014, the FASB issued Accounting Standards Update 2014-09: Revenue from Contracts with Customers. This standard replaces substantially all current revenue recognition accounting guidance. During the fiscal third quarter of 2015, the FASB approved a one year deferral to the effective date to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. During the fiscal first quarter of 2016, the FASB issued additional guidance and clarification relating to Identifying Performance Obligations, Licensing, and Principal versus Agent Considerations. During the second quarter of 2016, the FASB issued additional guidance and clarification relating to assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications & completed contracts at transition. Early adoption of this standard is permitted but not before the original effective date for all annual periods and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	October 2, 2016	January 3, 2016
Raw materials and supplies	$974	936
Goods in process	1,859	2,241
Finished goods	5,655	4,876
Total inventories	$8,488	8,053

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

(Dollars in Millions)	October 2, 2016	January 3, 2016
Intangible assets with definite lives:
Patents and trademarks — gross	$10,815	8,299
Less accumulated amortization	5,017	4,745
Patents and trademarks — net	5,798	3,554
Customer relationships and other intangibles — gross	17,830	17,583
Less accumulated amortization	6,411	5,816
Customer relationships and other intangibles — net	11,419	11,767
Intangible assets with indefinite lives:
Trademarks	7,042	7,023
Purchased in-process research and development	3,383	3,420
Total intangible assets with indefinite lives	10,425	10,443
Total intangible assets — net	$27,642	25,764

Goodwill as of October 2, 2016 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices	Total
Goodwill, net at January 3, 2016	$7,240	2,889	11,500	21,629
Goodwill, related to acquisitions	1,332	—	180	1,512
Goodwill, related to divestitures	(24)	(10)	—	(34)
Currency translation/Other	27	15	22	64
Goodwill, net at October 2, 2016	$8,575	2,894	11,702	23,171

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 19 years and 24 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $895 million and $912 million for the fiscal nine months ended October 2, 2016 and September 27, 2015, respectively. The estimated amortization expense for the five succeeding years approximates $1.3 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

The primary driver of the increase to intangible assets and goodwill is the Vogue International LLC acquisition in the fiscal third quarter of 2016, which resulted in the recording of $2.3 billion to intangible assets and $1.1 billion to goodwill. The intangible assets and goodwill amounts related to the Vogue acquisition are based on the preliminary purchase price allocation. See Note 10 to the Consolidated Financial Statements for additional details on the Vogue acquisition.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral (excluding equity collar contracts) by either the Company or the counter-party. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of October 2, 2016, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $35.0 billion, $2.3 billion, $2.2 billion, and $0.4 billion respectively.

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
During the fiscal third quarter of 2016, the change in the carrying value due to remeasurement of these Euro notes resulted in a $76 million pretax gain reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income.

As of October 2, 2016, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $364 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal third quarters in 2016 and 2015:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Third Quarters Ended
Cash Flow Hedges By Income Statement Caption	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Sales to customers(3)	$(12)	3	(8)	(24)	(1)	(3)
Cost of products sold(3)	(4)	222	13	(34)	(4)	1
Research and development expense(3)	(5)	(10)	(2)	7	1	—
Interest (income)/Interest expense, net(4)	29	(13)	12	1	—	—
Other (income) expense, net(3) (5)	(4)	(42)	(12)	12	—	(1)
Total	$4	160	3	(38)	(4)	(3)

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal nine months in 2016 and 2015:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Nine Months Ended
Cash Flow Hedges By Income Statement Caption	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Sales to customers(3)	$(39)	(52)	(29)	(95)	(1)	(5)
Cost of products sold(3)	(226)	106	5	82	(10)	15
Research and development expense(3)	(100)	(13)	(98)	(2)	—	—
Interest (income)/Interest expense, net(4)	38	(42)	27	(2)	—	—
Other (income) expense, net(3) (5)	(110)	27	(14)	54	(3)	—
Total	$(437)	26	(109)	37	(14)	10

All amounts shown in the table above are net of tax.

(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps
(5) Includes equity collar contracts

For the fiscal third quarters ended October 2, 2016 and September 27, 2015, a gain of $35 million and a loss of $8 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal nine months ended October 2, 2016 and September 27, 2015, a loss of $6 million and a gain of $32 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of October 2, 2016 and January 3, 2016 were as follows:

	October 2, 2016				January 3, 2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	222	—	222	452
Interest rate contracts (2)(4)(7)	—	50	—	50	28
Total	—	272	—	272	480
Liabilities:
Forward foreign exchange contracts(8)	—	542	—	542	358
Interest rate contracts (3)(4)(8)	—	309	—	309	241
Equity collar contracts (8)(9)	—	95	—	95	—
Total	—	946	—	946	599
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	14	—	14	33
Liabilities:
Forward foreign exchange contracts(8)	—	33	—	33	41
Available For Sale Other Investments:
Equity investments(5)	1,332	—	—	1,332	1,494
Debt securities(6)	$—	12,237	—	12,237	8,316

(1)	2015 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,494 million, which are classified as Level 1.

(2)	Includes $35 million and $20 million of non-current other assets for October 2, 2016 and January 3, 2016, respectively.

(3)	Includes $309 million and $239 million of non-current other liabilities for October 2, 2016 and January 3, 2016, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets with the exception of $345 million of current other assets for October 2, 2016. The carrying amount of the equity investments were $544 million and $528 million as of October 2, 2016 and January 3, 2016, respectively. The unrealized gains were $802 million and $979 million as of October 2, 2016 and January 3, 2016, respectively. The unrealized losses were $14 million and $13 million as of October 2, 2016 and January 3, 2016, respectively.

(6)	Classified as current marketable securities.

(7)	Classified as other current assets.

(8)	Classified as accounts payable.

(9)	Includes $16 million of non-current other liabilities for October 2, 2016.

The Company's cash, cash equivalents and current marketable securities as of October 2, 2016 comprised:

	October 2, 2016
(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$1,971	—	—	1,971	1,971
U.S. Gov't Securities(1)	10,498	1	—	10,499	6,997	3,501
Other Sovereign Securities(1)	3,385	—	—	3,385	952	2,433
U.S. Reverse repurchase agreements(1)	5,883	—	—	5,883	4,882	1,001
Other Reverse repurchase agreements(1)	96	—	—	96	96
Corporate debt securities(1)	3,501	1	—	3,502	790	2,711
Money market funds	1,448	—	—	1,448	1,448
Time deposits(1)	1,069	—	—	1,069	1,069
Subtotal	27,851	2	—	27,853	18,205	9,646
		Unrealized Gain	Unrealized Loss
Gov't securities	10,235	120	(1)	10,354	—	10,354
Other Sovereign Securities	91	—	—	91	—	91
Corporate debt securities	1,782	11	(1)	1,792	—	1,792
Equity investments	50	314	(19)	345	—	345
Subtotal Available for Sale(2)	$12,158	445	(21)	12,582	—	12,582
Total cash, cash equivalents and current marketable securities					18,205	22,228

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

The estimated fair value was the same as the amortized cost as of January 3, 2016.
The contractual maturities of the available for sale securities at October 2, 2016 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$475	475
Due after one year through five years	11,445	11,575
Due after five years through ten years	188	187
Total debt securities	$12,108	12,237

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of October 2, 2016:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$3,443	3,443

Non-Current Debt
1.125% Notes due 2017	703	705
5.15% Debentures due 2018	899	958
1.65% Notes due 2018	608	616
4.75% Notes due 2019 (1B Euro 1.1198)	1,115	1,287
1.875% Notes due 2019	511	524
0.89% Notes due 2019	299	300
1.125% Notes due 2019	699	700
3% Zero Coupon Convertible Subordinated Debentures due in 2020	94	152
2.95% Debentures due 2020	545	578
3.55% Notes due 2021	447	491
2.45% Notes due 2021	349	367
1.65% Notes due 2021	997	1,013
0.250% Notes due 2022 (1B Euro 1.1198)	1,116	1,132
6.73% Debentures due 2023	249	335
3.375% Notes due 2023	807	875
2.05% Notes due 2023	497	507
0.650% Notes due 2024 (750MM Euro 1.1198)	834	863
5.50% Notes due 2024 (500 MM GBP 1.3000)	643	868
2.45% Notes due 2026	1,989	2,059
1.150% Notes due 2028 (750MM Euro 1.1198)	830	886
6.95% Notes due 2029	296	440
4.95% Debentures due 2033	497	635
4.375% Notes due 2033	857	1,026
1.650% Notes due 2035 (1.5B Euro 1.1198)	1,660	1,884
3.55% Notes due 2036	987	1,098
5.95% Notes due 2037	991	1,457
5.85% Debentures due 2038	695	1,016
4.50% Debentures due 2040	537	674
4.85% Notes due 2041	296	390
4.50% Notes due 2043	495	624
3.70% Notes due 2046	1,970	2,213
Other	34	34
Total Non-Current Debt	$23,546	26,707

The weighted average effective interest rate on non-current debt is 3.14%.

The excess of the estimated fair value over the carrying value of debt was $1.7 billion at January 3, 2016.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2016 and 2015 were 17.8% and 21.0%, respectively. In the fiscal nine months of 2016, the Company had higher income in lower tax jurisdictions relative to higher tax jurisdictions as compared to 2015, which decreased the effective tax rate by approximately 0.8%.  As described in Note 1, the Company has adopted a new accounting standard for the reporting of tax benefits on share-based compensation. The adoption of this new standard reduced the tax rate for the first nine months of fiscal 2016 by approximately 2.0% versus 2015. The remainder of the change in the effective tax rate from prior year was primarily related to the U.S. Research & Development tax credit and the Controlled Foreign Corporation look-through provisions, which were not enacted into law until the fiscal fourth quarter of 2015, and the settlement of several uncertain tax positions in international jurisdictions.

As of October 2, 2016, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2016 and 2015 include the following components:

	Fiscal Third Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$224	247	56	64
Interest cost	232	246	39	46
Expected return on plan assets	(490)	(451)	(1)	(2)
Amortization of prior service cost/(credit)	2	—	(9)	(8)
Recognized actuarial losses	123	186	33	50
Curtailments and settlements	6	—	—	—
Net periodic benefit cost	$97	228	118	150

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2016 and 2015 include the following components:

	Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$676	744	166	193
Interest cost	698	743	118	139
Expected return on plan assets	(1,475)	(1,361)	(4)	(5)
Amortization of prior service cost/(credit)	2	1	(25)	(25)
Recognized actuarial losses	371	560	101	150
Curtailments and settlements	11	4	—	—
Net periodic benefit cost	$283	691	356	452

Company Contributions

For the fiscal nine months ended October 2, 2016, the Company contributed $372 million and $21 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 3, 2016	$(8,435)	604	(5,298)	(36)	(13,165)
Net change	490	(7)	295	(328)	450
October 2, 2016	$(7,945)	597	(5,003)	(364)	(12,715)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended October 2, 2016 and September 27, 2015:

	Fiscal Third Quarters Ended
(Shares in Millions)	October 2, 2016	September 27, 2015
Basic net earnings per share	$1.56	1.21
Average shares outstanding — basic	2,731.6	2,768.4
Potential shares exercisable under stock option plans	140.8	129.4
Less: shares which could be repurchased under treasury stock method	(88.4)	(92.8)
Convertible debt shares	1.4	2.2
Average shares outstanding — diluted	2,785.4	2,807.2
Diluted net earnings per share	$1.53	1.20

The diluted net earnings per share calculation for both the fiscal third quarters ended October 2, 2016 and September 27, 2015 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal third quarter ended October 2, 2016 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive. The diluted net earnings per share calculation for the fiscal third quarter ended September 27, 2015 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended October 2, 2016 and September 27, 2015:

	Fiscal Nine Months Ended
(Shares in Millions)	October 2, 2016	September 27, 2015
Basic net earnings per share	$4.64	4.39
Average shares outstanding — basic	2,744.9	2,774.8
Potential shares exercisable under stock option plans	144.0	129.1
Less: shares which could be repurchased under treasury stock method	(93.7)	(89.0)
Convertible debt shares	1.4	2.2
Average shares outstanding — diluted	2,796.6	2,817.1
Diluted net earnings per share	$4.55	4.33

The diluted net earnings per share calculation for both the fiscal nine months ended October 2, 2016 and September 27, 2015 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal nine months ended October 2, 2016 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive. The diluted net earnings per share calculation for the fiscal nine months ended September 27, 2015 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change

Consumer
United States	$1,291	1,277	1.1%
International	1,970	2,037	(3.3)
Total	3,261	3,314	(1.6)
Pharmaceutical
United States	5,042	4,509	11.8
International	3,358	3,185	5.4
Total	8,400	7,694	9.2
Medical Devices
United States	3,048	3,005	1.4
International	3,111	3,089	0.7
Total	6,159	6,094	1.1
Worldwide
United States	9,381	8,791	6.7
International	8,439	8,311	1.5
Total	$17,820	17,102	4.2%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change

Consumer
United States	$4,033	3,991	1.1%
International	5,842	6,196	(5.7)
Total	9,875	10,187	(3.1)
Pharmaceutical
United States	15,123	13,423	12.7
International	10,109	9,943	1.7
Total	25,232	23,366	8.0
Medical Devices
United States	9,118	8,980	1.5
International	9,559	9,730	(1.8)
Total	18,677	18,710	(0.2)
Worldwide
United States	28,274	26,394	7.1
International	25,510	25,869	(1.4)
Total	$53,784	52,263	2.9%
INCOME BEFORE TAX BY SEGMENT

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change
Consumer(1)	$679	811	(16.3)%
Pharmaceutical(2)	3,309	2,732	21.1
Medical Devices(3)	1,526	835	82.8
Segments operating profit	5,514	4,378	25.9
Less: Expense not allocated to segments (4)	233	256
Worldwide income before tax	$5,281	4,122	28.1%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change
Consumer(1)	$1,816	1,772	2.5%
Pharmaceutical(2)	10,340	9,816	5.3
Medical Devices(3)	4,041	4,640	(12.9)
Segments operating profit	16,197	16,228	(0.2)
Less: Expense not allocated to segments (4)	718	790
Worldwide income before taxes	$15,479	15,438	0.3%
(1) Includes a gain of $229 million from the divestiture of the SPLENDA® brand recorded in the fiscal third quarter and fiscal nine months of 2015.
(2) Includes litigation expense of $136 million recorded in the fiscal nine months of 2015. Includes a gain of $981 million recorded in the fiscal nine months of 2015 from the divestiture of the U.S. license rights to NUCYNTA® (tapentadol), NUCYNTA® ER (tapentadol extended-release tablets), and NUCYNTA® (tapentadol) oral solution. Includes a positive adjustment of $513 million and $462 million to previous reserve estimates in the fiscal nine months of 2016 and 2015, respectively.
(3) Includes a restructuring related charge of $109 million and $387 million in the fiscal third quarter and fiscal nine months of 2016, respectively. Includes litigation expense of $55 million and $731 million recorded in the fiscal third quarter and fiscal nine months of 2016, respectively. Includes litigation expense of $409 million in the fiscal third quarter of 2015. Includes a $346 million intangible asset write-down related to Acclarent recorded in the fiscal third quarter and fiscal nine months of 2015. The fiscal nine months of 2015 included $148 million for costs associated with the DePuy ASRTM Hip program.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change
United States	$9,381	8,791	6.7%
Europe	3,832	3,802	0.8
Western Hemisphere, excluding U.S.	1,396	1,463	(4.6)
Asia-Pacific, Africa	3,211	3,046	5.4
Total	$17,820	17,102	4.2%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2016	September 27, 2015	Percent Change
United States	$28,274	26,394	7.1%
Europe	11,769	11,993	(1.9)
Western Hemisphere, excluding U.S.	4,269	4,603	(7.3)
Asia-Pacific, Africa	9,472	9,273	2.1
Total	$53,784	52,263	2.9%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES
During the fiscal third quarter of 2016, the Company completed the acquisition of Vogue International LLC, a privately-held company focused on the marketing, development and distribution of salon-influenced and nature inspired hair care and other personal products for $3.3 billion in cash. The net purchase price of $3.3 billion was primarily recorded as amortizable intangible assets for $2.3 billion and goodwill for $1.1 billion. The weighted average life for the $2.3 billion of total amortizable intangibles is approximately 22 years. The trademark asset values were determined to have definite lives ranging from 10 to 22 years, with the majority being 22 years. The customer relationship asset values were determined to have definite lives of 15 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is expected to be deductible for tax purposes. The intangible assets and goodwill amounts are based on the preliminary purchase price allocation. The assets acquired were recorded in the Consumer segment.

During the fiscal third quarter of 2016, the company announced a definitive agreement to acquire Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories, for $4.325 billion in cash. The acquisition will include ophthalmic products related to: cataract surgery, laser refractive surgery and consumer eye health. The transaction is expected to close in the first quarter of 2017. The closing is subject to antitrust clearance and other customary closing conditions.
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

During the fiscal third quarter of 2015, the Company completed the divestiture of its SPLENDA® brand. The pre-tax gain on the divestiture was $229 million and was recognized in Other (income) expense, net.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of October 2, 2016, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, RISPERDAL®, XARELTO® and JOHNSON'S® Baby Powder. As of October 2, 2016, in the U.S. there were approximately 2,900 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 9,300 with respect to the PINNACLE® Acetabular Cup System, 53,400 with respect to pelvic meshes, 15,400 with respect to RISPERDAL®, 15,600 with respect to XARELTO® and 2,400 with respect to JOHNSON'S® Baby Powder.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, Italy and Venezuela, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. The Company has established an accrual with respect to product liability litigation associated with Ethicon's pelvic mesh products. Changes to this accrual may be required in the future as additional information becomes available.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of XARELTO®, an oral anticoagulant. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania; and there are coordinated proceedings in Delaware, California and Missouri. Class action lawsuits also have been filed in Canada. The Company has established an accrual for defense costs in connection with product liability litigation associated with XARELTO®. Changes to this accrual may be required in the future as additional information becomes available.

Claims for personal injury have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of JOHNSON'S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California. In addition, a federal multi-district litigation proceeding has been created for this litigation in the District Court of New Jersey. The Company has established an accrual for defense costs in connection with product liability litigation associated with JOHNSON'S® Baby Powder. Changes to this accrual may be required in the future as additional information becomes available.

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

Medical Devices
In November 2007, Roche Diagnostics Operations, Inc., et al. (Roche) filed a patent infringement lawsuit against LifeScan, Inc. (LifeScan) in the United States District Court for the District of Delaware, alleging LifeScan's OneTouch® Line of Blood Glucose Monitoring Systems infringe two patents related to the use of microelectrode sensors. Roche is seeking monetary damages and injunctive relief. In September 2009, LifeScan obtained a favorable ruling on claim construction that precluded a finding of infringement. Roche appealed and the Court of Appeals reversed the District Court's ruling on claim construction and remanded the case to the District Court for new findings on the issue. In December 2014, the District Court ruled in LifeScan's favor, reinstated the original claim construction and dismissed the case. Roche appealed, and in September 2016, the Court of Appeals affirmed the District Court's ruling.

In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVC) in the United States District Court for the Eastern District of Texas alleging that JJVC's manufacture and sale of its ACUVUE ADVANCE® and ACUVUE OASYS® Hydrogel Contact Lenses infringe their U.S. Patent No. 5,712,327 (the '327 patent). Rembrandt is seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida. In May 2012, the jury returned a verdict holding that neither of the accused lenses infringes the '327 patent. Rembrandt appealed, and in August 2013, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. Rembrandt asked the District Court to grant it a new trial based on alleged new evidence, and in July 2014, the District Court denied Rembrandt’s motion. Rembrandt appealed and the Court of Appeals overturned that ruling in April 2016 and remanded the case to the District Court for a new trial. JJVC's motion to reconsider was denied; and JJVC has filed a petition for review with the United States Supreme Court.

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

Pharmaceutical
Johnson & Johnson acquired the prostate cancer business of Aragon Pharmaceuticals, Inc. (Aragon), including ARN-509, a compound being tested for treatment of prostate cancer, in September 2013. Prior to the acquisition, in May 2011, Medivation, Inc. (Medivation) had sued Aragon and the University of California seeking rights to ARN-509. In December 2012, the state court granted summary judgment to Aragon on Medivation's claims, awarding the rights of the ARN-509 compound to Aragon, and in January 2013, the Court dismissed the case against Aragon. Medivation appealed, and in September 2016, the Court of Appeals affirmed the lower court's ruling in all respects.

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

REMICADE® Related Cases
U.S. Proceedings
In September 2013, Janssen Biotech, Inc. (JBI) and NYU Langone Medical Center (NYU) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (infliximab) (the '471 patent) in a reexamination proceeding instituted by a third party. The '471 patent is co-owned by JBI and NYU, and NYU granted JBI an exclusive license to NYU’s rights under the patent. The '471 patent in the United States expires in September 2018. Following several office actions by the patent examiner, including two further rejections, and responses by JBI, the USPTO issued a further action maintaining its rejection of the '471 patent. In May 2015, JBI filed a notice of appeal to the USPTO's Patent Trial and Appeal Board, and the appeal is currently pending.

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (together, Celltrion) filed an application with the U.S. Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive U.S. marketing rights for Celltrion's infliximab biosimilar, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including the '471 patent and U.S. Patent No. 7,598,083 (the '083 patent). In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the '471 patent. JBI has appealed those decisions.

In June 2016, JBI filed two additional patent infringement lawsuits asserting the '083 patent, one against Celltrion in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. Although the '083 patent is already asserted in the existing lawsuit against Celltrion, the additional lawsuit against Celltrion expands the claims to include any use of the cell culture media made in the United States to manufacture Celltrion's biosimilar. This additional lawsuit against Celltrion has been consolidated with the existing lawsuit discussed above. Trial of the Celltrion lawsuit relating to the '083 patent is scheduled to begin in February 2017. Celltrion has moved to dismiss all counts of the lawsuit related to the '083 patent.

The FDA approved Celltrion’s infliximab biosimilar for sale in the United States in April 2016, and the 180-day period for notice of launch of a biosimilar product under the Biologics Price Competition and Innovation Act has passed.
Hospira's parent company, Pfizer Inc., has announced its plan to begin shipment of Celltrion's infliximab biosimilar to wholesalers in the United States in late November 2016. Introduction to the U.S. market of the biosimilar will result in a reduction in U.S. sales of REMICADE®.

Canadian Proceedings
In March 2013, Hospira filed an impeachment proceeding against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to JBI. In October 2013, Kennedy, along with JBI, Janssen Inc. (Janssen) and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. A trial in the patent action concluded in October 2016, and closing arguments are scheduled for January 2017.

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its infliximab biosimilar in Canada, regardless of the pending patent action. In June 2014, Health Canada approved Hospira’s SEB to REMICADE®. In July 2014, Janssen filed a lawsuit to compel the Canadian Minister of Health to withdraw the Notice of Compliance for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. In March 2015, the parties entered into a settlement agreement whereby Health Canada agreed to a Consent Judgment setting aside Hospira’s Notice of Compliance, subject to Health Canada's appeal, which was filed in June 2015. Nevertheless, Hospira began marketing an infliximab biosimilar as a distributor under Celltrion's Notice of Compliance. In October 2016, the appeals court reversed the Consent Judgment. Hospira continues to market and sell its infliximab biosimilar in Canada.

In Canada, if any of the REMICADE® related patents discussed above is found to be invalid following all appeals, such patent could not be relied upon to prevent the further introduction of infliximab biosimilars.

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

CONCERTA®
In December 2014, Janssen Inc. and ALZA Corporation filed a Notice of Application against Actavis Pharma Company (Actavis) in response to Actavis’ Notice of Allegation seeking approval to market a generic version of CONCERTA® before the expiration of Canadian Patent No. 2,264,852 (the ‘852 patent). The hearing was held in September 2016 and the parties are awaiting a decision. Janssen and ALZA are seeking an order enjoining Actavis from marketing its generic version of CONCERTA® before the expiration of the ‘852 patent.

In October 2016, ALZA Corporation and Janssen Pharmaceuticals, Inc. filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals LLC in response to Amneal’s ANDA seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent Nos. 8,163,798 and 9,144,549.

ZYTIGA®
In June and July 2015, Janssen Biotech, Inc. (JBI) received notices of paragraph IV certification from several companies advising of their respective ANDAs seeking approval for a generic version of ZYTIGA® before the expiration of one or more patents relating to ZYTIGA®. In July 2015, JBI, Janssen Oncology, Inc. (Janssen Oncology) and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against several generic ANDA applicants (and certain of their affiliates and/or suppliers) in response to their respective ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent Nos. 5,604,213 (the '213 patent) and/or 8,822,438 (the '438 patent). The generic companies include Actavis Laboratories, FL, Inc. (Actavis); Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy's); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward); and Hikma Pharmaceuticals, LLC (Hikma). The Court entered a stay of the lawsuit against Par and Citron, as each agreed to be bound by the decision against the other defendants in the action. In February 2016, the Court set a trial date of October 2017. In August 2016, Janssen and BTG dismissed the ‘213 patent claim against Actavis, the only challenger to the ‘213 patent, based on Actavis’ agreement not to challenge the patent, which expires in December 2016.

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

In May 2016, Janssen received a notice of paragraph IV certification from Glenmark Pharmaceuticals Inc., on behalf of Glenmark Pharmaceuticals SA, a wholly owned subsidiary of Glenmark Pharmaceuticals Ltd. (collectively, Glenmark) advising of Glenmark’s ANDA seeking approval for a generic version of ZYTIGA® before expiration of the ‘438 patent. In response, in June 2016, Janssen and BTG filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Glenmark. The parties have stipulated to a dismissal of Glenmark Pharmaceuticals Ltd.

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

In December 2015, Amerigen filed a petition for an Inter Partes Review in the USPTO seeking to invalidate the '438 patent. In May 2016, the USPTO granted the Inter Partes Review, and a decision as to the validity of the ‘438 patent is expected by May 2017. In June 2016, Argentum Pharmaceuticals LLC and Mylan Pharmaceuticals Inc. filed petitions for Inter Partes Review in the USPTO seeking to invalidate the '438 patent and moved to join the Inter Partes Review filed by Amerigen. The USPTO granted Argentum’s motion for joinder, but deferred a decision on Mylan’s motion. In August 2016, Wockhardt Bio AG filed a petition for Inter Partes Review in the USPTO seeking to invalidate the ‘438 patent.

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

In the Delaware action, in January and March 2016, Janssen and Gilead amended their complaint to add claims for patent infringement with respect to the ‘551 patent and United States Patent Nos. 7,399,856 (the '856 patent), 7,563,922 (the '922 patent), 8,101,752 (the '752 patent) and 8,618,291 (the '291 patent). Mylan filed a motion to dismiss the suit for lack of personal jurisdiction and a motion to dismiss, strike or sever the infringement claims regarding the ‘752 and ‘291 patents. In September 2016, the Delaware District Court denied both of Mylan’s motions. A trial in the Delaware action has been scheduled for February 2018.

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

In July 2016, JPI and Bayer filed a separate patent infringement action in the District of Delaware against Breckenridge Pharmaceutical, Inc., in response to its notice of paragraph IV certification advising of its ANDA seeking FDA approval for a generic XARELTO® product before expiration of the ‘456 and ‘339 patents. This action has been consolidated with the original action.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

In October 2016, Mylan filed petitions for Inter Partes Review in the USPTO seeking to invalidate the ‘339, ‘456 and ‘860 patents.
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
In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC, Inc. (now JJCI) and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. In November 2012, the state court granted a motion by the Companies to dismiss Oregon's complaint in its entirety, with prejudice. In November 2015, the State Court of Appeals reversed the trial court and reinstated Oregon's consumer protection claims. In February 2016, the Oregon Supreme Court denied the Companies' petition for review, and the case was sent back to the trial court.
Opioids Litigation
As described below, Johnson & Johnson (J&J) and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in four lawsuits alleging claims related to marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER, and have been subpoenaed by two other states for information related to opioid marketing practices.

In May 2014, Santa Clara and Orange Counties in California filed a complaint in state court in Orange County, California against numerous pharmaceutical manufacturers, including J&J and JPI, alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. The counties seek injunctive and monetary relief. In February 2015, the defendants filed motions challenging the sufficiency of the complaint. In August 2015, the Court stayed the case until the FDA concludes its ongoing inquiry into the safety and effectiveness of long-term opioid treatment. Following a motion by the counties to lift the stay, in October 2016, the Court kept the stay in place in part, requested the parties to confer, and adjourned the matter until February 2017.

In June 2014, the City of Chicago filed a complaint in Cook County Circuit Court against the same group of pharmaceutical manufacturers, including J&J and JPI, alleging a number of claims related to opioid marketing practices, including consumer fraud violations and false claims, and seeking injunctive and monetary relief. The case was later removed to the United States District Court for the Northern District of Illinois. In December 2014, J&J and JPI filed a motion to dismiss the City of Chicago's First Amended Complaint, which was granted with leave to file an amended complaint. The City filed an amended complaint, and in November 2015, J&J and JPI filed a motion to dismiss the Second Amended Complaint. In September 2016, the Court dismissed eight of the City’s ten causes of action and granted the City one final opportunity to replead the dismissed claims by mid-December 2016.

In September 2014, the Tennessee Attorney General Division of Consumer Affairs issued a Request for Information to JPI and other pharmaceutical companies related to opioids marketing practices.

In August 2015, the New Hampshire Attorney General, Consumer Protection and Antitrust Bureau issued a subpoena to JPI and other pharmaceutical companies related to opioids marketing practices. In October 2015, the State filed a motion in the State of New Hampshire Superior Court to enforce the subpoena. JPI and the other pharmaceutical companies subsequently filed a joint motion for injunctive relief and a protective order to preclude the State from engaging private contingent fee counsel to participate in the State’s investigation or any subsequent enforcement action. In March 2016, the Court granted the protective order on the grounds that the State had not obtained requisite executive and legislative approvals to retain private counsel, but rejected the contention that the contingency fee agreement was otherwise unlawful. All parties have appealed the March 2016 ruling to the New Hampshire Supreme Court. In August 2016, the Court denied the pharmaceutical companies’ joint motion to enforce the protective order on the ground that the underlying deficiency (legislative approval) had been cured. In September 2016, the State stipulated to stay enforcement of any subpoenas pending the New Hampshire Supreme Court’s consideration of the companies’ appeal of the March 2016 ruling.

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

In August 2016, the County of Suffolk in New York filed a complaint against several pharmaceutical manufacturers in New York Supreme Court, including J&J and JPI, alleging claims related to opioid marketing, including claims based on deceptive acts and practices, false advertising, fraud and unjust enrichment.

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
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators' appealed the case to the United States Court of Appeals for the First Circuit. In addition, in October 2013, a group of State Attorneys General issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.'s hip products. The states are seeking monetary and injunctive relief. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation for a total payment of $4 million to the State of Oregon.
In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson and Ethicon alleging violations of their consumer protection statutes. In August 2016, Kentucky filed similar complaints against the companies. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 44 states and the District of Columbia.
In December 2012, Therakos, Inc. (Therakos), formerly a subsidiary of Johnson & Johnson and part of the Ortho-Clinical Diagnostics, Inc. (OCD) franchise, received a letter from the civil division of the United States Attorney's Office for the Eastern District of Pennsylvania informing Therakos that the United States Attorney's Office was investigating the sales and marketing of Uvadex® (methoxsalen) and the Uvar Xts® System during the period 2000 to the present. The United States Attorney's Office requested that OCD and Johnson & Johnson preserve documents that could relate to the investigation. Therakos was subsequently acquired by an affiliate of Gores Capital Partners III, L.P. in January 2013. OCD and Johnson & Johnson retain certain liabilities that may result from the investigation for activity that occurred prior to the sale of Therakos. In March 2014 and March 2016, the United States Attorney’s Office requested that Johnson & Johnson produce certain documents, and Johnson & Johnson is cooperating with the requests. Following the divestiture of OCD, Johnson & Johnson retains OCD’s portion of any liability that may result from the investigation for activity that occurred prior to the sale of Therakos.
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by Johnson & Johnson) and seeks injunctive and monetary relief. This matter is currently scheduled for trial in September 2017.

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
In May 2014, two purported class actions were filed in federal court, one in the United States District Court for the Central District of California and one in the United States District Court for the Southern District of Illinois, against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.), alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by the Company). Both cases seek injunctive relief and monetary damages; neither includes a claim for personal injuries. In October 2016, both cases were transferred to the United States District Court for the District Court of New Jersey as part of a newly created federal multi-district litigation.

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
In April 2015, Adimmune Corporation Ltd (Adimmune) commenced an arbitration in the International Court of Arbitration - International Chamber of Commerce against Crucell Switzerland AG (now Janssen Vaccines AG) and Crucell Holland B.V. (now Janssen Vaccines & Prevention B.V.) (collectively, Crucell). Adimmune claims that Crucell breached certain agreements relating to the supply of flu antigen when Crucell ceased purchasing flu antigen from Adimmune. In December 2015, Adimmune filed its Statement of Claim seeking monetary damages. The arbitration hearing is scheduled to commence in November 2016.
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
The Company estimates that, in connection with its plans, it will record pre-tax restructuring and other charges of approximately $2.0 billion to $2.4 billion. In the fiscal third quarter of 2016, the Company recorded a pre-tax charge of $109 million, of which $3 million was included in cost of products sold and $44 million was included in other (income) expense. In the fiscal nine months of 2016, the Company recorded a pre-tax charge of $387 million, of which $27 million was included in cost of products sold and $64 million was included in other (income) expense. See table below for additional details. Total project costs of $977 million have been recorded since the restructuring has been announced.
Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 4 to 6 percent of the Medical Devices segment’s global workforce over the next two years, subject to any consultation procedures in countries, where required. Approximately 1,170 positions have been eliminated since the restructuring has been announced.
The Company estimates that approximately one half of the cumulative pre-tax costs will result in cash outlays, including approximately $500 million of employee severance. Approximately one half of the cumulative pre-tax costs are non-cash, relating primarily to facility rationalization, inventory write-offs and intangible asset write-offs.

The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal nine months of 2016:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, January 3, 2016	$484	—	17	501

Current year activity:
Charges	—	158	229	387
Cash payments	(81)	—	(245)	(326)
Settled non cash	—	(158)	—	(158)

Reserve balance, October 2, 2016*	$403	—	1	404

*Cash outlays for severance are expected to be substantially paid out over the next 24 months in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal nine months of 2016, worldwide sales were $53.8 billion, a total increase of 2.9%, including operational growth of 4.5% as compared to 2015 fiscal nine months sales of $52.3 billion. Currency fluctuations had a negative impact of 1.6% for the fiscal nine months of 2016. In the fiscal nine months of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the worldwide operational sales growth was negative 2.4%. Operations in Venezuela negatively impacted the worldwide operational sales growth by 0.4%.

Sales by U.S. companies were $28.3 billion in the fiscal nine months of 2016, which represented an increase of 7.1% as compared to the prior year. In the fiscal nine months of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the U.S. operational sales growth was negative 1.6%. Sales by international companies were $25.5 billion, a decline of 1.4%, including operational growth of 1.8%, offset by a negative currency impact of 3.2% as compared to the fiscal nine months sales of 2015. In the fiscal nine months of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the international operational sales growth was negative 3.2%. Operations in Venezuela negatively impacted the international operational sales growth by 0.9%.

In the fiscal nine months of 2016, sales by companies in Europe experienced a decline of 1.9%, which included operational growth of 0.5% and a negative currency impact of 2.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 7.3%, which included operational growth of 4.4%, offset by a negative currency impact of 11.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 2.1%, which including operational growth of 2.1% and no currency impact.

For the fiscal third quarter of 2016, worldwide sales were $17.8 billion, a total increase of 4.2%, including operational growth of 4.3% as compared to 2015 fiscal third quarter sales of $17.1 billion. Currency fluctuations had a negative impact of 0.1% for the fiscal third quarter of 2016. In the fiscal third quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the worldwide operational sales growth was negative 1.6%. Operations in Venezuela negatively impacted the worldwide operational sales growth by 0.3%.

Sales by U.S. companies were $9.4 billion in the fiscal third quarter of 2016, which represented an increase of 6.7% as compared to the prior year. In the fiscal third quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the U.S. operational sales growth was negative 0.6%. Sales by international companies were $8.4 billion, an increase of 1.5%, including operational growth of 1.7%, partially offset by a negative currency impact of 0.2% as compared to the fiscal third quarter sales of 2015. In the fiscal third quarter of 2016, the impact of acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), on the international operational sales growth was negative 2.5%. Operations in Venezuela negatively impacted the international operational sales growth by 0.7%.

In the fiscal third quarter of 2016, sales by companies in Europe achieved growth of 0.8%, which included operational growth of 3.2% and a negative currency impact of 2.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 4.6%, which included an operational decline of 1.3%, and a negative currency impact of 3.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 5.4%, including operational growth of 1.4% and a positive currency impact of 4.0%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the fiscal nine months of 2016 were $9.9 billion, a decrease of 3.1% as compared to the same period a year ago, including operational growth of 0.4% offset by a negative currency impact of 3.5%. U.S. Consumer segment sales increased by 1.1%. International Consumer segment sales decreased by 5.7%, including operational growth of 0.1% offset by a negative currency impact of 5.8%. In the fiscal nine months of 2016, the impact of acquisitions and divestitures on the Consumer segment operational sales growth was negative 1.4%. Operations in Venezuela negatively impacted the Consumer segment operational sales growth by 1.5%.

Major Consumer Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
OTC	$2,991	$2,930	2.1%	5.1%	(3.0)%
Skin Care	2,770	2,660	4.1	6.6	(2.5)
Baby Care	1,417	1,560	(9.2)	(3.6)	(5.6)
Oral Care	1,171	1,172	(0.1)	3.3	(3.4)
Women’s Health	803	917	(12.4)	(5.3)	(7.1)
Wound Care/Other	723	948	(23.7)	(22.4)	(1.3)
Total Consumer Sales	$9,875	$10,187	(3.1)%	0.4%	(3.5)%

Consumer segment sales in the fiscal third quarter of 2016 were $3.3 billion, a decrease of 1.6% as compared to the same period a year ago, including operational growth of 0.1% and a negative currency impact of 1.7%. U.S. Consumer segment sales increased by 1.1%. International Consumer segment sales decreased by 3.3%, including an operational decline of 0.6% and a negative currency impact of 2.7%. In the fiscal third quarter of 2016, the impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 0.5%. Operations in Venezuela negatively impacted the Consumer segment operational sales growth by 1.1%.

Major Consumer Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
OTC	$964	$963	0.1%	1.8%	(1.7)%
Skin Care	955	863	10.7	12.2	(1.5)
Baby Care	466	506	(7.9)	(5.6)	(2.3)
Oral Care	383	378	1.3	2.3	(1.0)
Women’s Health	269	310	(13.2)	(9.9)	(3.3)
Wound Care/Other	224	294	(23.8)	(23.8)	0.0
Total Consumer Sales	$3,261	$3,314	(1.6)%	0.1%	(1.7)%

The OTC franchise achieved operational growth of 1.8% as compared to the prior year fiscal third quarter. Growth was primarily driven by anti-smoking aids in Europe and Asia and digestive health products. The growth was partially offset by lower analgesics sales outside the U.S. and lower sales of upper respiratory in the U.S.

The Skin Care franchise achieved operational growth of 12.2% as compared to the prior year fiscal third quarter primarily due to sales from the recent acquisitions of Vogue International LLC, which contributed 8.6%, and NeoStrata Company, Inc., as well as sales growth of DABAO® products in China and AVEENO® products.

The Baby Care franchise experienced an operational decline of 5.6% as compared to the prior year fiscal third quarter due to competitive pressure.

The Oral Care franchise achieved operational growth of 2.3% as compared to the prior year fiscal third quarter. Growth was driven by increased sales of LISTERINE® as a result of new product launches and successful marketing campaigns.

The Women’s Health franchise experienced an operational decline of 9.9% as compared to the prior year fiscal third quarter primarily due to operations in Venezuela and the U.S. divestiture of TUCKS®.

The Wound Care/Other franchise experienced an operational decline of 23.8% as compared to the prior year fiscal third quarter primarily due to the SPLENDA® divestiture.

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2016 were $25.2 billion, an increase of 8.0% as compared to the same period a year ago, with an operational increase of 9.1% and a negative currency impact of 1.1%. U.S. Pharmaceutical sales increased 12.7% as compared to the same period a year ago. International Pharmaceutical sales increased by 1.7%, including operational growth of 4.2% offset by a negative currency impact of 2.5%. Acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 2.8% on the operational growth of the Pharmaceutical segment in the fiscal nine months of 2016. The Pharmaceutical segment operational growth for the fiscal nine months of 2016, as compared to the prior year, was not impacted by adjustments to previous reserve estimates as both periods included similar amounts.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
Total Immunology	$9,032	$7,631	18.4%	19.4%	(1.0)%
REMICADE®	5,342	4,881	9.4	10.5	(1.1)
SIMPONI®/ SIMPONI ARIA®	1,319	988	33.5	33.9	(0.4)
STELARA®	2,353	1,732	35.9	36.7	(0.8)
Other Immunology	18	30	(40.0)	(32.9)	(7.1)
Total Infectious Diseases	2,447	2,855	(14.3)	(13.2)	(1.1)
EDURANT®	408	303	34.7	34.9	(0.2)
OLYSIO®/SOVRIAD®	96	577	(83.4)	(83.1)	(0.3)
PREZISTA®/ PREZCOBIX®/REZOLSTA®	1,404	1,343	4.5	5.7	(1.2)
Other Infectious Diseases	539	632	(14.7)	(12.6)	(2.1)
Total Neuroscience	4,615	4,658	(0.9)	(0.2)	(0.7)
CONCERTA®/methylphenidate	659	608	8.4	10.0	(1.6)
INVEGA®	255	460	(44.6)	(44.9)	0.3
INVEGA SUSTENNA®/XEPLION®/INVEGA TRINZA®	1,629	1,306	24.7	25.5	(0.8)
RISPERDAL® CONSTA®	683	736	(7.2)	(6.4)	(0.8)
Other Neuroscience	1,389	1,548	(10.3)	(9.9)	(0.4)
Total Oncology	4,345	3,422	27.0	28.7	(1.7)
IMBRUVICA®	905	454	99.3	*	**
VELCADE®	950	1,012	(6.1)	(3.7)	(2.4)
ZYTIGA®	1,741	1,650	5.5	6.3	(0.8)
Other Oncology	749	306	*	*	**
Cardiovascular / Metabolism / Other	4,793	4,800	(0.1)	1.1	(1.2)
XARELTO®	1,690	1,374	23.0	23.0	—
INVOKANA®/ INVOKAMET®	1,036	936	10.7	11.3	(0.6)
PROCRIT®/EPREX®	846	808	4.7	5.7	(1.0)
Other	1,221	1,682	(27.4)	(24.9)	(2.5)
Total Pharmaceutical Sales	$25,232	$23,366	8.0%	9.1%	(1.1)%

* Percentage greater than 100%
**Not meaningful

Pharmaceutical segment sales in the fiscal third quarter of 2016 were $8.4 billion, an increase of 9.2% as compared to the same period a year ago, with an operational increase of 9.0% and a positive currency impact of 0.2%. U.S. Pharmaceutical sales increased 11.8% as compared to the same period a year ago. International Pharmaceutical sales increased by 5.4%, including operational growth of 5.0% and a positive currency impact of 0.4%. Acquisitions, divestitures and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 1.7% on the operational growth of the Pharmaceutical segment in the fiscal third quarter of 2016. Adjustments to previous reserve estimates, as compared to the prior year, negatively impacted the Pharmaceutical segment operational growth for the fiscal third quarter of 2016, by 1.2%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
Total Immunology	$3,084	$2,614	18.0%	17.8%	0.2%
REMICADE®	1,783	1,613	10.5	10.6	(0.1)
SIMPONI®/ SIMPONI ARIA®	481	380	26.6	24.8	1.8
STELARA®	814	613	32.8	33.0	(0.2)
Other Immunology	6	8	(25.0)	(22.6)	(2.4)
Total Infectious Diseases	842	848	(0.7)	(0.3)	(0.4)
EDURANT®	149	111	34.2	33.7	0.5
OLYSIO®/ SOVRIAD®	21	79	(73.4)	(73.9)	0.5
PREZISTA®/ PREZCOBIX®/ REZOLSTA®	493	468	5.3	6.1	(0.8)
Other Infectious Diseases	179	190	(5.8)	(5.2)	(0.6)
Total Neuroscience	1,464	1,476	(0.8)	(2.2)	1.4
CONCERTA®/ methylphenidate	190	178	6.7	6.0	0.7
INVEGA®	87	139	(37.4)	(39.2)	1.8
INVEGA SUSTENNA®/XEPLION®/INVEGA TRINZA®	556	459	21.1	20.9	0.2
RISPERDAL CONSTA®	222	235	(5.5)	(6.0)	0.5
Other Neuroscience	409	465	(12.0)	(15.3)	3.3
Total Oncology	1,517	1,170	29.7	29.7	0.0
IMBRUVICA®	349	184	89.7	92.1	(2.4)
VELCADE®	304	329	(7.6)	(7.4)	(0.2)
ZYTIGA®	582	548	6.2	5.3	0.9
Other Oncology	282	109	*	*	**
Cardiovascular / Metabolism / Other	1,493	1,586	(5.9)	(5.4)	(0.5)
XARELTO®	529	461	14.8	14.8	—
INVOKANA®/ INVOKAMET®	328	340	(3.5)	(3.2)	(0.3)
PROCRIT®/ EPREX®	250	263	(4.9)	(4.9)	0.0
Other	386	522	(26.1)	(24.7)	(1.4)
Total Pharmaceutical Sales	$8,400	$7,694	9.2%	9.0%	0.2%
* Percentage greater than 100%
**Not meaningful

Immunology products achieved operational sales growth of 17.8% as compared to the same period a year ago. Contributors to the growth were REMICADE®(infliximab), STELARA® (ustekinumab) and SIMPONI®/SIMPONI ARIA® (golimumab) driven by U.S. market growth and increased penetration for both STELARA® (ustekinumab) and SIMPONI®/SIMPONI ARIA® (golimumab). Additionally, REMICADE®(infliximab) sales to distributors were positively impacted by an inventory build in the current period as well as lower inventory levels in the third quarter of 2015.

The patents for REMICADE®(infliximab) in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of

REMICADE® in those markets. Additional biosimilar competition will likely result in a further reduction in REMICADE® sales in markets outside the United States. The introduction of a biosimilar version of REMICADE®(infliximab) in the United States is subject to enforcement of patent rights, approval by the U.S. Food and Drug Administration (FDA) and compliance with the 180-day notice provisions of the Biologics Price Competition and Innovation Act (the BPCIA). In April 2016, the FDA approved for sale in the United States an infliximab biosimilar to be marketed by a subsidiary of Pfizer Inc. In October 2016, the period for notice of launch under the BPCIA passed and Pfizer Inc., has announced its plan to begin shipment of an infliximab biosimilar to wholesalers in the United States in late November 2016. Introduction to the U.S. market of an infliximab biosimilar will result in a reduction in U.S. sales of REMICADE®. The launch of an infliximab biosimilar in the U.S. is not expected to have a material adverse effect on the Company’s results of operations and cash flows in 2016. The Company continues to assert REMICADE® related patent rights. See Note 11 to the Consolidated Financial Statements for a description of legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 0.3% as compared to the same period a year ago. Competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a significant negative impact on sales. The decline was partially offset by sales growth of EDURANT®(rilpivirine) and PREZISTA®/ PREZCOBIX®/ REZOLSTA® (darunavir/cobicistat).

Neuroscience products experienced an operational decline of 2.2% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ INVEGA TRINZA®(paliperidone palmitate) were offset by lower sales of INVEGA® (paliperidone) due to generic competition and the impact of divestitures.

Oncology products achieved strong operational sales growth of 29.7% as compared to the same period a year ago. Contributors to the growth were strong sales of IMBRUVICA® (ibrutinib) and DARZALEX® (daratumumab) due to increased patient uptake and new launches of DARZALEX® (daratumumab) in Europe. Sales growth of ZYTIGA® (abiraterone acetate) in the Asia Pacific region grew primarily due to market growth and the launch in China earlier this year.

Cardiovascular / Metabolism / Other products experienced an operational decline of 5.4% as compared to the same period a year ago. Strong sales of XARELTO®(rivaroxaban) were offset by lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. due to an increase in price discounts, and lower sales of hormonal contraceptives.

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2016 were $18.7 billion, a decrease of 0.2% as compared to the same period a year ago, with operational growth of 1.0% and a negative currency impact of 1.2%. U.S. Medical Devices sales increased 1.5%. International Medical Devices sales decreased by 1.8%, including an operational increase of 0.5% and a negative currency impact of 2.3%. In the fiscal nine months of 2016, acquisitions and divestitures had a negative impact of 2.4% on the operational sales growth of the Medical Devices segment.

Major Medical Devices Franchise Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
Orthopaedics	$6,947	$6,839	1.6%	2.7%	(1.1)%
Hips	1,011	978	3.4	5.0	(1.6)
Knees	1,129	1,091	3.5	4.8	(1.3)
Trauma	1,915	1,884	1.6	2.7	(1.1)
Spine & Other	2,892	2,886	0.2	1.1	(0.9)
Surgery	6,909	6,804	1.5	3.2	(1.7)
Advanced	2,609	2,405	8.5	10.3	(1.8)
General	3,260	3,335	(2.2)	(0.5)	(1.7)
Specialty	1,040	1,064	(2.3)	(1.0)	(1.3)
Vision Care	2,064	1,960	5.3	5.2	0.1
Cardiovascular	1,364	1,597	(14.6)	(14.4)	(0.2)
Diabetes Care	1,327	1,448	(8.4)	(7.0)	(1.4)
Diagnostics	66	62	6.5	21.1	(14.6)
Total Medical Devices Sales	$18,677	$18,710	(0.2)%	1.0%	(1.2)%

*Prior year amounts have been reclassified to conform to current year product disclosure.

The Medical Devices segment sales in the fiscal third quarter of 2016 were $6.2 billion, an increase of 1.1% as compared to the same period a year ago, with operational growth of 0.7% and a positive currency impact of 0.4%. U.S. Medical Devices sales increased 1.4%. International Medical Devices sales increased by 0.7%, including an operational decrease of 0.2% and a positive currency impact of 0.9%. In the fiscal third quarter of 2016, acquisitions and divestitures had a negative impact of 2.4% on the operational sales growth of the Medical Devices segment.

Major Medical Devices Franchise Sales* — Fiscal Third Quarters Ended

(Dollars in Millions)	October 2, 2016	September 27, 2015	Total Change	Operations Change	Currency Change
Orthopaedics	$2,251	$2,181	3.2%	3.2%	0.0%
Hips	320	309	3.6	4.2	(0.6)
Knees	355	343	3.5	4.1	(0.6)
Trauma	637	607	4.9	4.6	0.3
Spine & Other	939	922	1.8	1.6	0.2
Surgery	2,284	2,220	2.9	2.9	0.0
Advanced	884	795	11.2	11.3	(0.1)
General	1,063	1,083	(1.8)	(1.8)	0.0
Specialty	337	342	(1.5)	(2.0)	0.5
Vision Care	739	683	8.2	5.5	2.7
Cardiovascular	451	524	(13.9)	(15.3)	1.4
Diabetes Care	427	470	(9.1)	(9.2)	0.1
Diagnostics	7	16	(56.3)	(55.8)	(0.5)
Total Medical Devices Sales	$6,159	$6,094	1.1%	0.7%	0.4%
*Prior year amounts have been reclassified to conform to current year product disclosure.

The Orthopaedics franchise achieved operational sales growth of 3.2% as compared to the prior year fiscal third quarter. Sales growth was primarily driven by market growth, worldwide sales of the hip primary stem platform, U.S. sales of the trauma TFNA nailing system and the ATTUNE® Knee System. Growth was negatively impacted by continued pricing pressures.

The Surgery franchise achieved operational sales growth of 2.9% as compared to the prior year fiscal third quarter. Operational growth in Advanced Surgery was primarily driven by endocutter, energy and biosurgery products. The acquisition of NeuWave Medical, Inc. also contributed modestly to growth this quarter. The operational decline in General Surgery was due lower sales of women's health and urology products partially offset by sutures. The operational decline in Specialty Surgery was due to competitive pressures in Acclarent and lower sales of Advanced Sterilization Products due to divestitures partially offset by growth of Mentor products outside the U.S.

The Vision Care franchise achieved operational sales growth of 5.5% as compared to the prior year fiscal third quarter due to sales driven by new product launches and line extensions. Growth was partially offset in the U.S. by a customer reward program and prior period inventory build.

The Cardiovascular Care franchise experienced an operational sales decline of 15.3% as compared to the prior year fiscal third quarter. Strong operational growth in the electrophysiology business driven by market growth, share growth and new product launches was offset by the impact of divesting the Cordis business. The Company completed the divestiture of the Cordis business to Cardinal Health on October 4, 2015. The Cordis business generated annual net revenues of approximately $535 million in 2015.

The Diabetes Care franchise experienced an operational sales decline of 9.2% as compared to the prior year fiscal third quarter primarily due to price declines and competitive pressures.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2016 was $15.5 billion as compared to $15.4 billion in the fiscal nine months of 2015, an increase of 0.3%. The fiscal nine months of 2016 included higher sales volume, favorable mix in the business and lower selling, marketing and administrative costs. This was partially offset by higher net litigation expense of $0.6 billion and a restructuring charge of $0.4 billion versus the fiscal nine months of 2015. Additionally, the fiscal nine months of 2015 had higher gains of $1.0 billion on the sale of assets/businesses as compared to the fiscal nine months of 2016. The fiscal nine months of 2016 included the divestiture of the controlled substance raw material and active pharmaceutical ingredient (API) business. The fiscal nine months of 2015 included the U.S. divestiture of NUCYNTA® and the divestiture of the SPLENDA® brand. This was partially offset by a $0.3 billion intangible asset write-down related to Acclarent included the fiscal nine months of 2015.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2016 was $5.3 billion as compared to $4.1 billion in the fiscal third quarter of 2015, an increase of 28.1%. The increase was primarily due to higher sales volume, favorable mix in the business, lower selling, marketing and administrative costs and lower litigation expense of $0.4 billion recorded in 2016, as compared to the fiscal third quarter of 2015. This was partially offset by a restructuring charge of $0.1 billion recorded in 2016 and higher gains of $0.2 billion on the sale of assets/businesses recorded in 2015, as compared to the fiscal third quarter of 2016. The fiscal third quarter of 2015 included the divestiture of the SPLENDA® brand. Additionally, the fiscal third quarter of 2015 included a $0.3 billion intangible asset write-down related to Acclarent.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2016 decreased to 30.0% from 30.4% of sales as compared to the same period a year ago primarily due to favorable mix in the business and manufacturing efficiencies partially offset by the unfavorable impact of transactional currency. Consolidated costs of products sold for the fiscal third quarter of 2016 increased to 30.8% from 30.5% of sales as compared to the same period a year ago primarily due to unfavorable transactional currency impacts, partly offset by favorable mix and manufacturing efficiencies. The intangible asset amortization expense for the fiscal nine months of 2016 and 2015 was $895 million and $912 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2016 decreased to 27.2% from 29.3% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2016 decreased to 26.8% from 29.7% of sales as compared to the same period a year ago. The decrease as a percent to sales in both periods was primarily due to cost management and favorable mix, primarily due to higher sales in the Pharmaceutical segment.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal nine months of 2016 increased to 12.0% from 11.8% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal third quarter of 2016 decreased to 12.2% from 12.6% of sales as compared to the same period a year ago. The increase for the fiscal nine months of 2016 was primarily due to increased investment spending in the Pharmaceutical segment to advance the pipeline. The decrease as a percent to sales in the fiscal third quarter of 2016 was primarily due to lower level of milestone payments in the Pharmaceutical segment partially offset by increased project spend as compared to the fiscal third quarter of 2015.

In-Process Research and Development (IPR&D)

During the fiscal nine months of 2016, the Company recorded a charge of $29 million for the discontinuation of a development program related to Crucell.

Interest (Income) Expense

Interest income in the fiscal nine months and fiscal third quarter of 2016 was higher than the same periods a year ago due to a higher average balance of cash, cash equivalents and marketable securities and higher average interest rates. The ending balance of cash, cash equivalents and marketable securities was $40.4 billion at the end of the fiscal third quarter of 2016, which is an increase of $3.1 billion as compared to the same period a year ago. The increase in the balance of cash, cash equivalents and marketable securities was primarily due to cash generated from operating activities.

Interest expense in the fiscal nine months and fiscal third quarter of 2016 was higher as compared to the same periods a year ago. At the end of the fiscal third quarter of 2016, the Company’s debt position was $27.0 billion as compared to $19.8 billion the same period a year ago. The higher debt balance of approximately $7.2 billion was primarily due to increased borrowings in February and May of 2016. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the borrowings were used for general corporate purposes, primarily the stock repurchase program.

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
The change in other (income) expense, net for the fiscal nine months of 2016 was unfavorable by $1.3 billion as compared to the same period a year ago. The fiscal nine months of 2015 included higher gains of $1.0 billion on the sale of assets/businesses. The fiscal nine months of 2016 included the divestiture of the controlled substance raw material and API business. The fiscal nine months of 2015 included a gain of $1.2 billion from the divestiture of the SPLENDA® brand and the U.S. divestiture of NUCYNTA® . Additionally, the fiscal nine months of 2016 included higher litigation expense of $0.6 billion as compared to the fiscal nine months of 2015. This was partially offset by a $0.3 billion intangible asset write-down related to Acclarent included the fiscal nine months of 2015.

The change in other (income) expense, net for the fiscal third quarter of 2016 was favorable by $0.5 billion as compared to the same period a year ago. The fiscal third quarter of 2016 included lower litigation expense of $0.4 billion. The fiscal third quarter of 2015 included a $0.3 billion intangible asset write-down related to Acclarent partially offset by higher gains of $0.2 billion on the sale of assets/businesses as compared to the fiscal third quarter of 2016. The fiscal third quarter of 2015 included the divestiture of the SPLENDA® brand.

INCOME BEFORE TAX BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Consumer	$1,816	$1,772	$9,875	$10,187	18.4%	17.4%
Pharmaceutical	10,340	9,816	25,232	23,366	41.0	42.0
Medical Devices	4,041	4,640	18,677	18,710	21.6	24.8
Segment total	16,197	16,228	53,784	52,263	30.1	31.1
Less: Expenses not allocated to segments (1)	718	790
Worldwide total	$15,479	$15,438	$53,784	$52,263	28.8%	29.5%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Consumer	$679	$811	$3,261	$3,314	20.8%	24.5%
Pharmaceutical	3,309	2,732	8,400	7,694	39.4	35.5
Medical Devices	1,526	835	6,159	6,094	24.8	13.7
Segment operating profit	5,514	4,378	17,820	17,102	30.9	25.6
Less: Expenses not allocated to segments (1)	233	256
Worldwide income before tax	$5,281	$4,122	$17,820	$17,102	29.6%	24.1%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal nine months of 2016 was 18.4% versus 17.4% for the same period a year ago. The increase in the income before tax as a percent to sales for the fiscal fiscal nine months of 2016 was primarily due to favorable selling, marketing and administrative expenses due to cost management and higher gross profit margins due to cost improvement projects and favorable mix. This was partially offset by higher gains related to the divestiture of the SPLENDA® brand in the fiscal nine months of 2015 as compared to 2016. The Consumer segment income before tax as a percent of sales in the fiscal third quarter of 2016 was 20.8% versus 24.5% for the same period a year ago. The decrease in the income before tax as a percent to sales for the fiscal third quarter was primarily due to higher gains related to the divestiture of the SPLENDA® brand in the fiscal third quarter of 2015 as compared to 2016. This was partially offset by favorable selling, marketing and administrative expenses due to cost management. Additionally, operations in Venezuela negatively impacted the Consumer segment income before tax in 2016 as compared to 2015.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2016 was 41.0% versus 42.0% for the same period a year ago. The decrease in the income before tax as a percent to sales for the fiscal nine months of 2016 was primarily due to higher divestiture gains of $0.8 billion in 2015 as compared to 2016. The fiscal nine months of 2016 included the divestiture of the controlled substance raw material and API business. The fiscal nine months of 2015 included the U.S. divestiture of NUCYNTA®. This was partially offset by strong sales volume growth and favorable selling, marketing and administrative expenses. Additionally, the fiscal nine months of 2016, had a lower net litigation expense of $0.2 billion as compared to the prior year. The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2016 was 39.4% versus 35.5% for the same period a year ago. The increase in the income before tax as a percent to sales for the fiscal third quarter of 2016 was primarily due to strong sales volume growth and favorable selling, marketing and administrative expenses.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal nine months of 2016 was 21.6% versus 24.8% for the same period a year ago. The decrease in the income before tax as a percent to sales for the fiscal nine months was primarily due to higher litigation expense of $0.7 billion in the fiscal nine months of 2016 as compared to the fiscal nine months of 2015. Additionally, the fiscal nine months of 2016 included a restructuring charge of $0.4 billion and was impacted by unfavorable transactional currency. This was partially offset by favorable selling, marketing and administrative expenses in 2016 as compared to 2015. Additionally, the fiscal nine months of 2015 included a $0.3 billion intangible asset write-down related to Acclarent and higher costs of $0.1 billion associated with the DePuy ASR™ Hip program.

The Medical Devices segment income before tax as a percent of sales in the fiscal third quarter of 2016 was 24.8% versus 13.7% for the same period a year ago. The increase in the income before tax as a percent to sales for the fiscal third quarter was primarily due to lower litigation expense of $0.4 billion in the fiscal third quarter of 2016 as compared to the fiscal third quarter of 2015. This was partially offset by a restructuring charge of $0.1 billion and unfavorable transactional currency. Additionally, the fiscal third quarter of 2015, included a $0.3 billion intangible asset write-down related to Acclarent.

Restructuring

The Company announced restructuring actions in its Medical Devices segment that are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018, including approximately $200 million savings in 2016. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring charges of approximately $2.0 billion to $2.4 billion. In the fiscal third quarter of 2016, the Company recorded a pre-tax charge of $109 million, of which $3 million is included in cost of products sold and $44 million is included in other (income) expense. In the fiscal nine months of 2016, the Company recorded a pre-tax charge of $387 million, of which $27 million was included in cost of products sold and $64 million was included in other (income) expense. Restructuring charges of $977 million have been recorded since the restructuring was announced. See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal nine months of 2016 and 2015 were 17.8% and 21.0%, respectively. In the fiscal nine months of 2016, the Company had higher income in lower tax jurisdictions relative to higher tax jurisdictions as compared to 2015, which decreased the effective tax rate by approximately 0.8%.  As described in Note 1, the Company has adopted a new accounting standard for the reporting of tax benefits on share-based compensation. The adoption of this new standard reduced the tax rate for the first nine months of fiscal 2016 by approximately 2.0% versus 2015. The remainder of the change in the effective tax rate from prior year was primarily related to the U.S. Research & Development tax credit and the Controlled Foreign Corporation look-through provisions, which were not enacted into law until the fiscal fourth quarter of 2015, and the settlement of several uncertain tax positions in international jurisdictions.

As of October 2, 2016, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $18.2 billion at the end of the fiscal third quarter of 2016 as compared with $13.7 billion at the fiscal year end of 2015. The primary sources of cash were approximately $12.1 billion net cash generated from operating activities offset by $2.6 billion used by investing activities and $5.1 billion used by financing activities. In addition, the Company had $22.2 billion in marketable securities at the end of the fiscal third quarter of 2016 and $24.6 billion at the end of 2015.

Cash flow from operations of $12.1 billion was the result of $12.7 billion of net earnings, $3.6 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation and asset write-downs, and $0.2 billion related to deferred taxes. Cash flow from operations was reduced by $1.2 billion related to accounts payable and accrued liabilities, primarily due to the timing of payments for tax and legal liabilities, $1.1 billion related to accounts receivable and inventories, $1.8 billion of other assets and liabilities and $0.3 billion from net gains on sale of assets/businesses.

Investing activities use of $2.6 billion of cash was primarily used for additions to property, plant and equipment of $2.1 billion and $4.1 billion for acquisitions. Investing activities also included a source of $2.8 billion from the net sales of investments in marketable securities and proceeds from the disposal of assets/businesses of $0.9 billion.

Financing activities use of $5.1 billion of cash was primarily for the repurchase of common stock of $7.0 billion and dividends to shareholders of $6.5 billion. Financing activities also included a source of $7.2 billion from the net proceeds of short and long-term debt and $1.1 billion of proceeds from stock options exercised/employee withholding tax on stock awards, net.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2016, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires September 14, 2017, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.
In the fiscal third quarter of 2016, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. In the fiscal first quarter and fiscal second quarter of 2016, the Company issued bonds for a total of $7.5 billion and $4.4 billion, respectively, for general corporate purposes.

On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. As of October 2, 2016, $5.9 billion has been repurchased under the program. The repurchase program has no time limit and may be delayed or suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash and access to the capital markets.

Dividends

On July 18, 2016, the Board of Directors declared a regular cash dividend of $0.80 per share, payable on September 6, 2016 to shareholders of record as of August 23, 2016.

On October 20, 2016, the Board of Directors declared a regular cash dividend of $0.80 per share, payable on December 6, 2016 to shareholders of record as of November 22, 2016. The Company expects to continue the practice of paying regular quarterly cash dividends.

Concentration of Credit Risk

Global concentration of credit risk with respect to trade accounts receivables continues to be limited due to the large number of customers globally and adherence to internal credit policies and credit limits. Economic challenges in Italy, Spain, Greece and Portugal (the Southern European Region) have impacted certain payment patterns, which have historically been longer than those experienced in the U.S. and other international markets. The total net trade accounts receivable balance in the Southern European Region was approximately $1.4 billion as of October 2, 2016 and $1.3 billion as of January 3, 2016. Approximately $0.9 billion as of October 2, 2016 and approximately $0.8 billion as of January 3, 2016 of the Southern European Region net trade accounts receivable balance related to the Company's Consumer, Vision Care and Diabetes Care businesses as well as certain Pharmaceutical and Medical Devices customers, which are in line with historical collection patterns.
The remaining balance of net trade accounts receivable in the Southern European Region has been negatively impacted by the timing of payments from certain government owned or supported health care customers as well as certain distributors of the Pharmaceutical and Medical Devices local affiliates. The total net trade accounts receivable balance for these customers was approximately $0.5 billion at October 2, 2016 and January 3, 2016. The Company continues to receive payments from these customers and in some cases late payments with interest. For customers where payment is expected over periods of time longer than one year, revenue and trade receivables have been discounted over the estimated period of time for collection. Allowances for doubtful accounts have been increased for these customers, but have been immaterial to date. The Company will continue to work closely with these customers on payment plans, monitor the economic situation and take appropriate actions, as necessary.
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

As described above, while the Company continues to do business in Greece, the Company closely monitors the economic situation. As of October 2, 2016, the business of the Company’s Greek subsidiaries represented 0.3% and 0.4% of the Company's consolidated assets and fiscal nine months revenues, respectively.

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit.”  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have.  Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of October 2, 2016, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal nine months revenues.

Governments around the world consider various proposals to make changes to tax laws, which may include increasing or decreasing existing statutory tax rates. A change in statutory tax rate in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted.  This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings.  The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. The Belgian government is currently considering a proposal to lower its statutory tax rate, such a change in the tax rate, if enacted, would result in a write-down of the Company's deferred tax assets, with a corresponding charge to tax expense that may have a material effect on the Company’s results of operations for the period.
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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2016. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 4, 2016 through July 31, 2016	3,664,817	124.29	—	—
August 1, 2016 through August 28, 2016	5,905,863	121.95	5,646,424	—
August 29, 2016 through October 2, 2016	8,686,374	118.54	7,861,521	—
Total	18,257,054		13,507,945	34,918,481

(1) During the fiscal third quarter of 2016, the Company repurchased an aggregate of 18,257,054 shares of Johnson & Johnson Common Stock in open-market transactions, of which 13,507,945 shares were purchased pursuant to the repurchase program that was publicly announced on October 13, 2015, and of which 4,749,109 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of October 2, 2016, an aggregate of 53,186,968 shares were purchased for a total of $5.9 billion since the inception of the repurchase program announced on October 13, 2015.

(3) As of October 2, 2016, the maximum number of shares that may yet be purchased under the plan is 34,918,481 based on the closing price of the Company’s Common Stock on the New York Stock Exchange on September 30, 2016 of $118.13 per share.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: November 4, 2016	By /s/ D. J. CARUSO
D. J. CARUSO
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2016	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)