Form 10-Q
period 2017-04-02
JOHNSON & JOHNSON
filed 2017-05-08
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

One Johnson & Johnson Plaza
New Brunswick, New Jersey 08933
(Address of principal executive offices)
Registrant’s telephone number, including area code (732) 524-0400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition  period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 28, 2017, 2,693,833,081 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Johnson & Johnson's other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Johnson & Johnson and its subsidiaries (the “Company”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” “intends,” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; expected savings from restructuring activities; the Company’s strategy for growth; product development; regulatory approvals; market position and expenditures.
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

•	Market conditions and the possibility that the share repurchase program may be delayed, suspended or discontinued.
Risks Related to Economic Conditions, Financial Markets and Operating Internationally

•	Impact of inflation and fluctuations in interest rates and currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;

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

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2017, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to identify or predict all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,909	18,972
Marketable securities	18,434	22,935
Accounts receivable, trade, less allowances for doubtful accounts $246 (2016, $252)	12,300	11,699
Inventories (Note 2)	8,878	8,144
Prepaid expenses and other	2,826	3,282
Total current assets	63,347	65,032
Property, plant and equipment at cost	38,696	37,773
Less: accumulated depreciation	(22,505)	(21,861)
Property, plant and equipment, net	16,191	15,912
Intangible assets, net (Note 3)	29,466	26,876
Goodwill (Note 3)	24,844	22,805
Deferred taxes on income	6,380	6,148
Other assets	4,690	4,435
Total assets	$144,918	141,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,355	4,684
Accounts payable	6,082	6,918
Accrued liabilities	5,262	5,635
Accrued rebates, returns and promotions	5,451	5,403
Accrued compensation and employee related obligations	1,836	2,676
Accrued taxes on income	1,133	971
Total current liabilities	25,119	26,287
Long-term debt (Note 4)	27,015	22,442
Deferred taxes on income	3,308	2,910
Employee related obligations	9,609	9,615
Other liabilities	9,526	9,536
Total liabilities	74,577	70,790
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,522)	(14,901)
Retained earnings	111,643	110,551
Less: common stock held in treasury, at cost (424,934,000 and 413,332,000 shares)	29,900	28,352
Total shareholders’ equity	70,341	70,418
Total liabilities and shareholders' equity	$144,918	141,208
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	April 2, 2017	Percent to Sales	April 3, 2016	Percent to Sales
Sales to customers (Note 9)	$17,766	100.0%	$17,482	100.0%
Cost of products sold	5,386	30.3	5,329	30.5
Gross profit	12,380	69.7	12,153	69.5
Selling, marketing and administrative expenses	4,737	26.6	4,688	26.8
Research and development expense	2,060	11.6	2,013	11.5
Interest income	(121)	(0.7)	(83)	(0.5)
Interest expense, net of portion capitalized	204	1.2	160	0.9
Other (income) expense, net	(160)	(0.9)	(39)	(0.2)
Restructuring (Note 12)	85	0.5	120	0.7
Earnings before provision for taxes on income	5,575	31.4	5,294	30.3
Provision for taxes on income (Note 5)	1,153	6.5	837	4.8
NET EARNINGS	$4,422	24.9%	$4,457	25.5%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.63		$1.62
Diluted	$1.61		$1.59
CASH DIVIDENDS PER SHARE	$0.80		$0.75
AVG. SHARES OUTSTANDING
Basic	2,706.6		2,757.2
Diluted	2,754.5		2,803.8
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 2, 2017	April 3, 2016

Net earnings	4,422	4,457

Other comprehensive income (loss), net of tax
Foreign currency translation	395	879

Securities:
Unrealized holding gain (loss) arising during period	89	(56)
Reclassifications to earnings	(179)	(82)
Net change	(90)	(138)

Employee benefit plans:
Prior service cost amortization during period	(4)	(4)
Gain (loss) amortization during period	123	106
Net change	119	102

Derivatives & hedges:
Unrealized gain (loss) arising during period	(224)	(191)
Reclassifications to earnings	179	122
Net change	(45)	(69)

Other comprehensive income (loss)	379	774

Comprehensive income	4,801	5,231

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2017 and 2016, respectively: Securities: $48 million and $74 million; Employee Benefit Plans: $60 million and $48 million; Derivatives & Hedges: $24 million and $37 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 2, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,422	4,457
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	912	891
Stock based compensation	229	205
Asset write-downs	37	82
Deferred tax provision	(27)	393
Accounts receivable allowances	(13)	(1)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(96)	(389)
Increase in inventories	(368)	(190)
Decrease in accounts payable and accrued liabilities	(2,030)	(2,072)
Increase in other current and non-current assets	(573)	(802)
Increase/(Decrease) in other current and non-current liabilities	420	(385)

NET CASH FLOWS FROM OPERATING ACTIVITIES	2,913	2,189

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(560)	(639)
Proceeds from the disposal of assets/businesses, net	31	25
Acquisitions, net of cash acquired	(4,852)	(5)
Purchases of investments	(4,550)	(10,062)
Sales of investments	8,994	9,145
Other	1	(1)

NET CASH USED BY INVESTING ACTIVITIES	(936)	(1,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,171)	(2,069)
Repurchase of common stock	(3,342)	(2,389)
Proceeds from short-term debt	719	95
Retirement of short-term debt	(195)	(4,172)
Proceeds from long-term debt, net of issuance costs	4,464	7,435
Retirement of long-term debt	(2)	(14)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	402	510
Other	(25)	—

NET CASH USED BY FINANCING ACTIVITIES	(150)	(604)

Effect of exchange rate changes on cash and cash equivalents	110	81
Increase in cash and cash equivalents	1,937	129
Cash and Cash equivalents, beginning of period	18,972	13,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,909	13,861

Acquisitions
Fair value of assets acquired	$5,250	7
Fair value of liabilities assumed and noncontrolling interests	(398)	(2)
Net cash paid for acquisitions	$4,852	5
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
New Accounting Standards
Adopted in Quarter Ending April 2, 2017

During the fiscal first quarter of 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in the update eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of this standard did not have a material impact on the presentation of the Company's consolidated financial statements.

During the fiscal second quarter of 2015, the FASB issued Accounting Standards Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively. This update did not have any material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
Not Adopted as of April 2, 2017

During the fiscal first quarter of 2017, the FASB issued Accounting Standards Update 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost (“NPBC”). In addition, only the service cost component will be eligible for capitalization. This update is effective for the Company for all annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company will adopt this new standard in 2018. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of NPBC in assets. The Company is assessing the retroactive restatement methodology and impact to the individual line items on Consolidated Statement of Earnings. The Company does not expect there to be a material impact to net earnings.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 2, 2017	January 1, 2017
Raw materials and supplies	$1,046	952
Goods in process	2,121	2,185
Finished goods	5,711	5,007
Total inventories	$8,878	8,144

Inventory of $65 million was classified as held for sale, and reported in prepaid expenses and other on the Consolidated Balance Sheet, related to the divestiture of the Codman Neurosurgery business which was pending as of April 2, 2017.

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2016. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	April 2, 2017	January 1, 2017
Intangible assets with definite lives:
Patents and trademarks — gross	$11,311	10,521
Less accumulated amortization	5,226	5,076
Patents and trademarks — net	6,085	5,445
Customer relationships and other intangibles — gross	19,653	17,615
Less accumulated amortization	6,741	6,515
Customer relationships and other intangibles — net	12,912	11,100
Intangible assets with indefinite lives:
Trademarks	6,957	6,888
Purchased in-process research and development	3,512	3,443
Total intangible assets with indefinite lives	10,469	10,331
Total intangible assets — net	$29,466	26,876

Goodwill as of April 2, 2017 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at January 1, 2017	$8,263	2,840	11,702		22,805
Goodwill, related to acquisitions	10	—	2,040		2,050
Currency translation/Other	71	14	(96)	(1)	(11)
Goodwill, net at April 2, 2017	$8,344	2,854	13,646		24,844
(1) Net of $106 million classified as held for sale, reported in other assets on the Consolidated Balance Sheet, related to the divestiture of the Codman Neurosurgery business which was pending as of April 2, 2017.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 19 years and 23 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $329 million and $282 million for the fiscal three months ended April 2, 2017 and April 3, 2016, respectively. The estimated amortization expense for the five succeeding years approximates $1.5 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

The primary driver of the increase to intangible assets and goodwill is related to the Abbott Medical Optics (AMO) acquisition in the fiscal first quarter of 2017, which resulted in the recording of $2.3 billion to intangible assets and $1.9 billion to goodwill. The intangible assets and goodwill amounts related to the AMO acquisition are based on the preliminary purchase price allocation. See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features or requirements to post collateral (excluding equity collar contracts) by either the Company or the counter-party. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of April 2, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $33.1 billion, $2.3 billion, $1.8 billion, and $0.2 billion respectively. As of January 1, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $36.0 billion, $2.3 billion, $1.8 billion, and $0.3 billion respectively.

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
The change in the carrying value due to remeasurement of these Euro notes resulted in a $110 million pretax loss during the fiscal first quarter of 2017, resulting in a cumulative $265 million pretax gain from hedge inception through the fiscal first quarter of 2017 reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income.

As of April 2, 2017, the balance of deferred net losses on derivatives included in accumulated other comprehensive income was $330 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The

Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal first quarters in 2017 and 2016:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Three Months Ended
Cash Flow Hedges By Income Statement Caption	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Sales to customers(3)	$(13)	—	(33)	(18)	—	—
Cost of products sold(3)	(97)	(44)	(31)	(21)	(17)	(4)
Research and development expense(3)	(109)	(107)	(102)	(95)	5	—
Interest (income)/Interest expense, net(4)	28	12	22	8	—	—
Other (income) expense, net(3) (5)	(33)	(52)	(35)	4	1	(3)
Total	$(224)	(191)	(179)	(122)	(11)	(7)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps
(5) Includes equity collar contracts

For the fiscal first quarters ended April 2, 2017 and April 3, 2016, a loss of $29 million and $5 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 2, 2017 and January 1, 2017 were as follows:

	April 2, 2017				January 1, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	291	—	291	747
Interest rate contracts (2)(4)(7)	—	29	—	29	31
Total	—	320	—	320	778
Liabilities:
Forward foreign exchange contracts(8)	—	576	—	576	723
Interest rate contracts (3)(4)(8)	—	345	—	345	382
Equity collar contracts (8)	—	63	—	63	57
Total	—	984	—	984	1,162
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	26	—	26	34
Liabilities:
Forward foreign exchange contracts(8)	—	62	—	62	57
Available For Sale Other Investments:
Equity investments(5)	1,008	—	—	1,008	1,209
Debt securities(6)	$—	26,808	—	26,808	12,087

(1)	2016 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,209 million, which are classified as Level 1.

(2)	Includes $21 million and $23 million of non-current other assets for April 2, 2017 and January 1, 2017, respectively.

(3)	Includes $345 million and $382 million of non-current other liabilities for April 2, 2017 and January 1, 2017, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets with the exception of $246 million of current other assets for April 2, 2017. The original cost of the equity investments were $471 million and $520 million as of April 2, 2017 and January 1, 2017, respectively. The unrealized gains were $607 million and $757 million as of April 2, 2017 and January 1, 2017, respectively. The unrealized losses were $70 million and $68 million as of April 2, 2017 and January 1, 2017, respectively.

(6)	Classified as cash equivalents and current marketable securities.

(7)	Classified as other current assets.

(8)	Classified as accounts payable.

The Company's cash, cash equivalents and current marketable securities as of April 2, 2017 comprised:

	April 2, 2017
(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,205	—	—	2,205	2,205
U.S. Gov't Securities(1)	1,899	—	—	1,899	—	1,899
Other Sovereign Securities(1)	90	—	—	90	—	90
U.S. Reverse repurchase agreements	4,726	—	—	4,726	4,726	—
Other Reverse repurchase agreements	214	—	—	214	214
Corporate debt securities(1)	80	—	—	80	—	80
Money market funds	1,923	—	—	1,923	1,923
Time deposits(1)	1,152	—	—	1,152	1,152
Subtotal	12,289	—	—	12,289	10,220	2,069
		Unrealized Gain	Unrealized Loss
Gov't securities	24,903	6	(42)	24,867	10,689	14,178
Other Sovereign Securities	91	—	—	91	—	91
Corporate debt securities	1,857	2	(9)	1,850	—	1,850
Equity investments	23	223	—	246	—	246
Subtotal Available for Sale(2)	$26,874	231	(51)	27,054	10,689	16,365
Total cash, cash equivalents and current marketable securities					20,909	18,434

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

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. Available for sale securities with stated maturities of greater than one year from the date of purchase are available for current operations and are classified as cash equivalents and current marketable securities.

The excess of the estimated fair value over the carrying value of cash equivalents and current marketable securities was $0.2 billion at January 1, 2017.

The contractual maturities of the available for sale securities at April 2, 2017 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$16,571	16,568
Due after one year through five years	10,280	10,240
Due after five years through ten years	—	—
Total debt securities	$26,851	26,808

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of April 2, 2017:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$5,355	5,355

Non-Current Debt
5.15% Debentures due 2018	899	942
1.65% Notes due 2018	601	605
4.75% Notes due 2019 (1B Euro 1.0725)	1,069	1,204
1.875% Notes due 2019	501	505
0.89% Notes due 2019	300	301
1.125% Notes due 2019	699	696
3% Zero Coupon Convertible Subordinated Debentures due in 2020	83	142
2.95% Debentures due 2020	546	566
3.55% Notes due 2021	447	473
2.45% Notes due 2021	349	355
1.65% Notes due 2021	997	986
0.250% Notes due 2022 (1B Euro 1.0725)	1,069	1,072
2.25% Notes due 2022	994	995
6.73% Debentures due 2023	249	310
3.375% Notes due 2023	807	851
2.05% Notes due 2023	497	486
0.650% Notes due 2024 (750MM Euro 1.0725)	799	805
5.50% Notes due 2024 (500 MM GBP 1.2474)	617	804
2.45% Notes due 2026	1,989	1,915
2.95% Notes due 2027	995	996
1.150% Notes due 2028 (750MM Euro 1.0725)	796	805
6.95% Notes due 2029	296	401
4.95% Debentures due 2033	498	589
4.375% Notes due 2033	857	951
1.650% Notes due 2035 (1.5B Euro 1.0725)	1,590	1,646
3.55% Notes due 2036	987	981
5.95% Notes due 2037	990	1,290
3.625% Notes due 2037	1,485	1,473
5.85% Debentures due 2038	695	908
4.50% Debentures due 2040	537	592
4.85% Notes due 2041	296	345
4.50% Notes due 2043	495	548
3.70% Notes due 2046	1,970	1,929
3.75% Notes due 2047	990	982
Other	26	26
Total Non-Current Debt	$27,015	28,475

The weighted average effective interest rate on non-current debt is 3.28%.

The excess of the estimated fair value over the carrying value of debt was $1.6 billion at January 1, 2017.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal three months of 2017 and 2016 were 20.7% and 15.8%, respectively. The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter, which increased the effective tax rate by 3.8% compared to the same period in 2016.  Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2016. These tax increases were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the first fiscal quarters of 2017 and 2016, which reduced the effective tax rate by 3.6% and 3.1%, respectively.

As of April 2, 2017, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2017 and 2016 include the following components:

	Fiscal First Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Service cost	$251	226	61	55
Interest cost	230	233	39	40
Expected return on plan assets	(505)	(492)	(2)	(2)
Amortization of prior service cost/(credit)	—	1	(7)	(8)
Recognized actuarial losses	152	124	34	34
Curtailments and settlements	—	1	—	—
Net periodic benefit cost	$128	93	125	119

Company Contributions
For the fiscal three months ended April 2, 2017, the Company contributed $17 million and $10 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 1, 2017	$(9,047)	411	(5,980)	(285)	(14,901)
Net change	395	(90)	119	(45)	379
April 2, 2017	$(8,652)	321	(5,861)	(330)	(14,522)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 2, 2017 and April 3, 2016:

	Fiscal First Quarters Ended
(Shares in Millions)	April 2, 2017	April 3, 2016	*
Basic net earnings per share	$1.63	1.62
Average shares outstanding — basic	2,706.6	2,757.2
Potential shares exercisable under stock option plans	141.2	145.7
Less: shares which could be repurchased under treasury stock method	(94.6)	(101.1)
Convertible debt shares	1.3	2.0
Average shares outstanding — diluted	2,754.5	2,803.8
Diluted net earnings per share	$1.61	1.59
*The fiscal first quarter of 2016 has been recast to reflect the adoption of ASU 2016-09. See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 for more detailed information regarding the adoption of ASU 2016-09.

The diluted net earnings per share calculation for both the fiscal first quarters ended April 2, 2017 and April 3, 2016 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for both the fiscal first quarters ended April 2, 2017 and April 3, 2016 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	April 2, 2017	April 3, 2016	Percent Change

Consumer
United States	$1,414	1,358	4.1%
International	1,814	1,837	(1.3)
Total	3,228	3,195	1.0
Pharmaceutical
United States	4,872	4,937	(1.3)
International	3,373	3,241	4.1
Total	8,245	8,178	0.8
Medical Devices
United States	3,092	3,026	2.2
International	3,201	3,083	3.8
Total	6,293	6,109	3.0
Worldwide
United States	9,378	9,321	0.6
International	8,388	8,161	2.8
Total	$17,766	17,482	1.6%

INCOME BEFORE TAX BY SEGMENT

	Fiscal First Quarters Ended
(Dollars in Millions)	April 2, 2017	April 3, 2016	Percent Change
Consumer	$596	566	5.3%
Pharmaceutical(1)	3,663	3,344	9.5
Medical Devices(2)	1,563	1,576	(0.8)
Segments operating profit	5,822	5,486	6.1
Less: Expense not allocated to segments (3)	247	192
Worldwide income before tax	$5,575	5,294	5.3%

(1) Includes a gain of $0.2 billion and $0.1 billion in the fiscal first quarters of 2017 and 2016, respectively, related to the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. Includes a positive adjustment of $0.2 billion to previous reserve estimates in the fiscal first quarter of 2016.
(2) Includes a restructuring related charge of $161 million and $137 million in the fiscal first quarter of 2017 and 2016, respectively. Includes litigation expense of $106 million in the fiscal first quarter of 2016.
(3) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	April 2, 2017	April 3, 2016	Percent Change
United States	$9,378	9,321	0.6%
Europe	3,858	3,847	0.3
Western Hemisphere, excluding U.S.	1,454	1,331	9.2
Asia-Pacific, Africa	3,076	2,983	3.1
Total	$17,766	17,482	1.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

During the fiscal first quarter of 2017, the Company acquired Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories, for $4.4 billion, net of cash acquired. The acquisition included ophthalmic products related to: cataract surgery, laser refractive surgery and consumer eye health. The net purchase price was primarily recorded as amortizable intangible assets for $2.3 billion and goodwill for $1.9 billion. The weighted average life of total amortizable intangibles, the majority being customer relationships, is approximately 14.5 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not deductible for tax purposes. The intangible assets and goodwill amounts are based on the preliminary purchase price allocation. The assets acquired were recorded in the Medical Devices segment.

Additionally, during the fiscal first quarter of 2017, the Company completed the acquisition of Torax Medical, Inc., a privately-held medical device company that manufactures and markets the LINX™ Reflux Management System for the surgical treatment of gastroesophageal reflux disease and Megadyne Medical Products, Inc., a privately-held medical device company that develops, manufactures and markets electrosurgical tools.

On January 26, 2017, the Company announced a definitive transaction agreement under which the company launched an all-cash tender offer in Switzerland to acquire all of the outstanding shares of Actelion Ltd. for $280 per share, payable in U.S. dollars, for approximately $30.0 billion. As part of the transaction, immediately prior to the completion of the acquisition, Actelion will spin out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia. The shares of Idorsia, which will be listed on the SIX Swiss Exchange (SIX), will be distributed to Actelion's shareholders as a stock dividend upon closing of the tender.  The Company will initially hold 16% of the shares of Idorsia and have rights to an additional 16% of Idorsia equity through a convertible note. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that is highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need. Subject to the demerger, antitrust clearance and other customary closing conditions, the Company expects to complete the closing by the end of the second quarter.

During the fiscal first quarter of 2017, the Company received a binding offer from Integra LifeSciences Holdings Corporation to purchase the Company's Codman Neurosurgery business for approximately $1.0 billion. As of April 2, 2017, the assets held for sale were $65 million of inventory, classified as prepaid expenses and other on the Consolidated Balance Sheet. The non-current assets classified as held for sale were $19 million of property, plant and equipment, net and $106 million of goodwill, classified as other assets on the Consolidated Balance Sheet.

During the fiscal first quarter of 2017, the Company announced it is engaging in a process to evaluate potential strategic options for the Johnson & Johnson Diabetes Care Companies, specifically LifeScan, Inc., Animas Corporation, and Calibra Medical, Inc. Strategic options may include the formation of operating partnerships, joint ventures or strategic alliances, a sale of the businesses, or other alternatives either separately or together. All options will be evaluated to determine the best opportunity to drive future growth and maximize shareholder value. There can be no assurance that this process will result in any transaction or other strategic alternative of any kind therefore, there were no assets held for sale as of April 2, 2017 related to the announcement.

Subsequent to the quarter, the Company completed the acquisition of Neuravi Limited, a privately-held medical device company that develops and markets medical devices for neurointerventional therapy.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of April 2, 2017, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, the PINNACLE® Acetabular Cup System, pelvic meshes, RISPERDAL®, XARELTO® and JOHNSON'S® Baby Powder. As of April 2, 2017, in the U.S. there were approximately 2,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 9,600 with respect to the PINNACLE® Acetabular Cup System, 55,800 with respect to pelvic meshes, 16,900 with respect to RISPERDAL®, 18,400 with respect to XARELTO® and 3,900 with respect to JOHNSON'S® Baby Powder.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 9,500 claims, with more expected from the recent extension, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In

Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the U.S. settlement program and DePuy ASR™ Hip-related product liability litigation.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established an accrual with respect to product liability litigation associated with RISPERDAL®.

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

Claims for personal injury have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of JOHNSON'S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. The Company has established an accrual for defense costs in connection with product liability litigation associated with JOHNSON'S® Baby Powder.

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

Medical Devices
In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court for the Eastern District of Texas alleging that JJVCI's manufacture and sale of its ACUVUE® ADVANCE and ACUVUE OASYS® Hydrogel Contact Lenses infringed Rembrandt’s U.S. Patent No. 5,712,327 and seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida, where a trial in May 2012 resulted in a verdict of non-infringement that was subsequently upheld on appeal. In July 2014, Rembrandt sought a new trial based on alleged new evidence, which the District Court denied. In April 2016, the Court of Appeals overturned that ruling and remanded the case to the District Court for a new trial. A new trial is scheduled for August 2017.

LifeScan filed a patent infringement lawsuit against UniStrip Technologies, LLC (UniStrip) in the United States District Court for the District of North Carolina in May 2014, alleging that the making and marketing of UniStrip’s strips for use in LifeScan’s blood glucose monitors infringe U.S. Patent Nos. 6,241,862 and 7,250,105 (the ’105 patent). In August 2014, the United States Patent and Trademark Office (USPTO) determined that the ’105 patent is invalid. In January 2016, the invalidity decision was upheld on appeal. LifeScan filed a motion for rehearing, which was denied. In July 2014, UniStrip brought a lawsuit against LifeScan in the United States District Court for the Eastern District of Pennsylvania, alleging antitrust violations relating to marketing practices for LifeScan strips. In March 2017, the parties settled both the antitrust and patent lawsuits.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ Stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims. In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol has appealed the decision to the United States Court of Appeals for the Federal Circuit. Cordis was divested in 2015, and the Company retained any liability that may result from this case.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. MedIdea alleges infringement of U.S. Patent Nos. 6,558,426; 8,273,132; 8,721,730 and 9,492,280 relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that Covidien’s U.S. Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and U.S. Patent Nos. 8,323,310; 9,084,608; 9,241,759 and 9,113,882, and seeking damages and an injunction.

Pharmaceutical
In April 2016, MorphoSys AG, a German biotech company, filed a patent infringement lawsuit against Janssen Biotech, Inc. (JBI), Genmab U.S. Inc. and Genmab A/S (collectively, Genmab) in the United States District Court for the District of Delaware. MorphoSys alleges that JBI’s manufacture and sale of DARZALEX® (daratumumab) willfully infringes MorphoSys’ U.S. Patent Nos. 8,263,746 and 9,200,061. MorphoSys is seeking money damages. JBI licenses patents and the commercial rights to DARZALEX® from Genmab. Trial in the case is scheduled to commence in August 2018.

In August 2016, Sandoz Ltd and Hexal AG (collectively, Sandoz) filed a lawsuit in the English High Court against G.D. Searle LLC (a Pfizer company) and Janssen Sciences Ireland UC (JSI) alleging that Searle’s supplementary protection certificate SPC/GB07/038 (SPC), which is exclusively licensed to JSI, is invalid and should be revoked. Janssen-Cilag Limited sells PREZISTA® (darunavir) in the UK pursuant to this license. In October 2016, Searle and JSI counterclaimed against Sandoz for threatened infringement of the SPC based on statements of its plans to launch generic darunavir in the UK. Sandoz admitted that its generic darunavir product would infringe the SPC if it is found valid. Searle and JSI are seeking an order enjoining Sandoz from marketing its generic darunavir before the expiration of the SPC. Following a trial in April 2017, the Court entered a decision holding that the SPC is valid, and that a hearing will be scheduled regarding, among other things, Searle’s and JSI’s request for an injunction.

REMICADE® Related Cases

U.S. Proceedings
In September 2013, Janssen Biotech, Inc. (JBI) and NYU Langone Medical Center (NYU) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in U.S. Patent No. 6,284,471 relating to REMICADE® (infliximab) (the ’471 patent) in a reexamination proceeding instituted by a third party. The ’471 patent expires in September 2018 and is co-owned by JBI and NYU, with NYU having granted JBI an exclusive license to NYU’s rights under the patent. Following several office actions by the patent examiner, including two further rejections, and responses by JBI, the USPTO issued a further action maintaining its rejection of the ’471 patent. JBI filed a notice of appeal to the USPTO’s Patent Trial and Appeal Board, which issued a decision in November 2016 upholding the examiner's rejection. JBI has filed an appeal to the United States Court of Appeals for the Federal Circuit.

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (together, Celltrion) filed an application with the U.S. Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive U.S. marketing rights for Celltrion's infliximab biosimilar in the United States, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including the ’471 patent and U.S. Patent No. 7,598,083 (the ’083 patent). In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the ’471 patent. JBI appealed those decisions to the United States Court of Appeals for the Federal Circuit. This case and the appeal of the reexamination of the ’471 patent have been designated companion cases and will be heard by the same panel of judges at the Federal Circuit.

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. Although the ’083 patent is already asserted in the existing lawsuit against Celltrion, the additional lawsuit expands the claims to include any use of the cell culture media made in the United States to manufacture Celltrion's biosimilar. This additional lawsuit against Celltrion has been consolidated with the existing lawsuit discussed above. Hospira has moved to dismiss all counts of the lawsuit related to the ’083 patent as to it. Celltrion has moved to dismiss all counts of the lawsuit related to the ’083 patent without prejudice for failure to join all the co-owners of the ’083 patent as plaintiffs. The trial has been postponed pending resolution of these motions.

The FDA approved Celltrion’s infliximab biosimilar for sale in the United States in April 2016. Hospira's parent company, Pfizer Inc., launched Celltrion's infliximab biosimilar in the United States in late 2016. In April 2017, JBI received notice that the FDA approved a marketing application submitted by Samsung Bioepis Co. Ltd. for the sale of its infliximab biosimilar in the United States.

Canadian Proceedings
In March 2013, Hospira filed an impeachment proceeding in the Federal Court of Canada against The Kennedy Institute of Rheumatology (Kennedy) challenging the validity of a Canadian patent related to REMICADE® (a Feldman patent), which is exclusively licensed to JBI. In October 2013, Kennedy, along with JBI, Janssen Inc. (Janssen) and Cilag GmbH International (both affiliates of JBI), filed a counterclaim for infringement against Celltrion and Hospira. The counterclaim alleges that the products described in Celltrion’s and Hospira’s marketing applications to Health Canada for their subsequent entry biologics (SEB) to REMICADE® would infringe the Feldman patents owned by Kennedy. Janssen and Kennedy are seeking damages and an injunction against Hospira. A trial in this patent action concluded in October 2016, and closing arguments took place in January 2017. The parties are awaiting a decision.

In January 2014, Health Canada approved Celltrion’s SEB to REMICADE®, allowing Celltrion to market its infliximab biosimilar in Canada, regardless of the pending patent action. In June 2014, Health Canada approved Hospira’s SEB to REMICADE®. In July 2014, Janssen filed a lawsuit in the Federal Court of Canada challenging the Canadian Minister of Health’s marketing approval (Notice of Compliance) for Hospira’s SEB because Hospira did not serve a Notice of Allegation on Janssen to address the patent listed by Janssen on the Patent Register. In March 2015, the parties entered a settlement agreement whereby Health Canada agreed to a Consent Judgment setting aside Hospira’s Notice of Compliance, subject to Health Canada's appeal, which was filed in June 2015. Nevertheless, Hospira began marketing an infliximab biosimilar as a distributor under Celltrion’s Notice of Compliance. In October 2016, the appeals court reversed the Consent Judgment. Janssen has filed an application for leave to appeal with the Supreme Court of Canada. Hospira continues to market and sell Celltrion's infliximab biosimilar in Canada.

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

CONCERTA®
In October 2016, ALZA Corporation and Janssen Pharmaceuticals, Inc. (together, Janssen) initiated a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Amneal Pharmaceuticals of New York, LLC and Amneal Pharmaceuticals LLC (together, Amneal), who filed an ANDA seeking approval to market a generic version of CONCERTA® before the expiration of United States Patent Nos. 8,163,798 and 9,144,549. Janssen is seeking an order enjoining Amneal from marketing its generic version of CONCERTA® before the expiration of the patents.

ZYTIGA®
In July 2015, Janssen Biotech, Inc. (JBI), Janssen Oncology, Inc. (Janssen Oncology) and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against a number of generic companies (and certain of their affiliates and/or suppliers) who filed ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent No. 8,822,438 (the ’438 patent). The generic companies currently include Actavis Laboratories, FL, Inc. (Actavis); Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward) and Hikma Pharmaceuticals, LLC (Hikma). The Court has set a trial date of October 2017. Subsequently, Janssen and BTG initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Amerigen Pharmaceuticals Limited (Amerigen) in May 2016, and Glenmark Pharmaceuticals, Inc. in June 2016, each of whom filed an ANDA seeking approval to market its generic version of ZYTIGA® before the expiration of the ’438 patent.

In August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia, which has been stayed.

In each of the above lawsuits, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’438 patent.

Several generic companies including Amerigen, Argentum Pharmaceuticals LLC (Argentum), Mylan, Wockhardt, Actavis, Amneal, Dr. Reddy’s, Sun, Teva, West-Ward and Hikma have filed Petitions for Inter Partes Review (IPR) with the USPTO, seeking to invalidate the ’438 patent. A final written decision in the IPRs filed by Amerigen and Argentum, which were joined, is expected by May 2017. Final written decisions in the IPRs filed by Mylan, Actavis, Amneal, Dr. Reddy’s, Sun, Teva, West-Ward and Hikma, which were joined, and in the Wockhardt IPR, are expected by January 2018.

COMPLERA®
In August and September 2015, Janssen Pharmaceutica NV and Janssen Sciences Ireland UC (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) initiated patent infringement lawsuits in the United States District Courts for the District of Delaware and the District of West Virginia, respectively, against Mylan, Inc. and Mylan Pharmaceuticals, Inc. (collectively, Mylan), who filed an ANDA seeking approval to market a generic version of COMPLERA® before the expiration of U.S. Patent Nos. 8,841,310, 7,125,879 and 8,101,629.

The West Virginia lawsuit has been stayed, with a conditional trial date in February 2018, in accordance with the schedule in the first-filed Delaware lawsuit.

In the Delaware lawsuit, Janssen and Gilead amended their complaint to add claims for patent infringement with respect to U.S. Patent Nos. 8,080,551; 7,399,856; 7,563,922; 8,101,752 and 8,618,291. A trial in the Delaware action has been scheduled for February 2018.

In each of these lawsuits, Janssen is seeking an order enjoining the defendants from marketing their generic versions of COMPLERA® before the expiration of the relevant patents.

XARELTO®
Beginning in October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (together, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer’s U.S. Patent Nos. 7,157,456 , 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive licensee of the asserted patents. The following generic companies are named defendants: Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (together, Aurobindo), Breckenridge Pharmaceutical, Inc., Invagen Pharmaceuticals Inc., Micro Labs USA Inc. and Micro Labs Ltd. Mylan Pharmaceuticals Inc., Prinston Pharmaceutical, Inc., Sigmapharm Laboratories, LLC, Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. Trial is scheduled for March 2018.

In April 2017, JPI, Bayer Intellectual Property GmbH and Bayer AG filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc., who filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of Bayer’s U.S. Patent No. 9,539,218 relating to XARELTO® (the ’218 patent).

In April 2017, JPI, Bayer Intellectual Property GmbH and Bayer AG filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Aurobindo, who filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’218 patent.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

RISPERDAL® CONSTA®

On November 30, 2016, the United States Patent and Trademark Office (USPTO) instituted an Inter Partes Review filed by Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Sandong Luye Pharmaceutical Co., Ltd. and Nanjing Luye Pharmaceutical Co., Ltd., seeking to invalidate U.S. Patent No. 6,667,061 relating to RISPERDAL CONSTA®. Janssen Pharmaceuticals, Inc. markets RISPERDAL CONSTA® pursuant to a license from Alkermes Pharma Ireland Ltd.  A decision by the USPTO is expected in November 2017.
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

Average Wholesale Price (AWP) Litigation

Johnson & Johnson and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. Two cases remain pending. In a case brought by Illinois, the parties are awaiting assignment of a trial date. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), Johnson & Johnson and ALZA Corporation.
McNeil Consumer Healthcare
Starting in June 2010, McNeil Consumer Healthcare Division of McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc., McNeil Consumer Healthcare Division) (McNeil Consumer Healthcare) and certain affiliates, including Johnson & Johnson (the Companies), received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Pennsylvania requesting documents broadly relating to recalls of various products of McNeil Consumer Healthcare, and FDA inspections of the Fort Washington, Pennsylvania and Lancaster, Pennsylvania manufacturing facilities. In addition, in February 2011, the government served McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI) with a Civil Investigative Demand seeking records relevant to its investigation to determine if there was a violation of the Federal False Claims Act. In March 2015, McNEIL-PPC, Inc. (now JJCI) entered a guilty plea to a misdemeanor violation of the U.S. Food, Drug, and Cosmetic Act and agreed to pay a fine to resolve the matter.
The Companies received Civil Investigative Demands from multiple State Attorneys General Offices broadly relating to the McNeil recall issues. The Companies continue to cooperate with these inquiries, which are being coordinated through a multi-state coalition. If a resolution cannot be reached with this coalition, it is possible that individual State Attorneys General Offices may file civil monetary claims against the Companies.
In January 2011, the Oregon Attorney General filed a civil complaint against Johnson & Johnson, McNEIL-PPC, Inc. (now JJCI) and McNeil Healthcare LLC in state court alleging civil violations of the Oregon Unlawful Trade Practices Act relating to an earlier recall of a McNeil OTC product. Following the appeal and reversal of the trial court's grant of the Companies' motion to dismiss, the case was sent back to the trial court. In March 2017, JJCI and McNeil Consumer Healthcare served an “Offer to Allow Judgment” in the case without any admission or finding of fact or wrongdoing. The offer allows the court to enter a judgment with specified relief without a trial. Oregon accepted the offer and the court will enter a stipulated judgment.
Opioids Litigation
As described below, Johnson & Johnson (J&J) and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in six lawsuits alleging claims related to marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. JPI has also been subpoenaed by two other states and a United States Congressional Committee for information related to opioid marketing practices.

In May 2014, Santa Clara and Orange Counties in California filed a complaint in state court in Orange County, California against pharmaceutical manufacturers, including J&J and JPI, alleging claims related to opioid marketing practices, including false advertising, unfair competition, and public nuisance. The counties seek injunctive and monetary relief. The defendants filed motions challenging the sufficiency of the complaint. In August 2015, the Court stayed the case until the FDA concludes its ongoing inquiry into the safety and effectiveness of long-term opioid treatment. The Court has partially lifted the stay to permit the filing of an amended complaint.

In June 2014, the City of Chicago filed a complaint in Cook County Circuit Court against the same group of pharmaceutical manufacturers, including J&J and JPI, alleging claims related to opioid marketing practices, including consumer fraud violations and false claims, and seeking injunctive and monetary relief. The case was later removed to the United States District Court for the Northern District of Illinois. Following dismissal of eight of the ten causes of action in the City's second amended complaint in September 2016, the City was granted a final opportunity to re-plead the dismissed claims. The City filed a third amended complaint in October 2016. In December 2016, J&J and JPI filed an answer as to two causes of action and a motion to dismiss the remaining causes of action.

In September 2014, the Tennessee Attorney General Division of Consumer Affairs issued a Request for Information to JPI and other pharmaceutical companies related to opioids marketing practices.

In August 2015, the New Hampshire Attorney General, Consumer Protection and Antitrust Bureau issued a subpoena to JPI and other pharmaceutical companies related to opioids marketing practices. In October 2015, the State filed a motion in the State of New Hampshire Superior Court to enforce the subpoena. JPI and the other pharmaceutical companies subsequently filed a joint motion for injunctive relief and a protective order to preclude the State from engaging private contingent fee counsel to participate in the State’s investigation or any subsequent enforcement action. In March 2016, the Court granted the protective order on the grounds that the State had not obtained requisite executive and legislative approvals to retain private counsel, but rejected the contention that the contingency fee agreement was otherwise unlawful. All parties have appealed the March 2016 ruling to the New Hampshire Supreme Court. In August 2016, the Court denied the pharmaceutical companies’ joint motion to enforce the protective order on the ground that the underlying deficiency (legislative approval) had been cured. In September 2016, the State stipulated to stay enforcement of any subpoenas pending the New Hampshire Supreme Court’s consideration of the companies’ appeal of the March 2016 ruling. In March 2017, the New Hampshire Supreme Court held oral argument on the appeal and the parties are awaiting a decision.

In December 2015, the State of Mississippi filed a complaint in the Chancery Court of the First Judicial District of Hinds County against substantially the same group of pharmaceutical manufacturers as in the suits brought by the California counties and City of Chicago, including J&J and JPI, alleging claims related to opioid marketing practices and seeking penalties and injunctive and monetary relief. In March 2016, defendants filed a motion to transfer venue and motions to dismiss the complaint. In February 2017, the Chancery Court issued an order denying defendants’ motion to transfer venue, and defendants have filed an appeal with the Mississippi Supreme Court seeking review of the order.

In August 2016, the County of Suffolk in New York filed a complaint against several pharmaceutical manufacturers in New York Supreme Court, including J&J and JPI, alleging claims related to opioid marketing, including claims based on deceptive acts and practices, false advertising, fraud and unjust enrichment. The complaint seeks penalties and injunctive and monetary relief. In January 2017, defendants filed motions to dismiss the complaint on the basis of primary jurisdiction and for failure to state a claim, as well as a motion seeking to preclude payment of Suffolk County’s outside counsel on a contingency-fee basis.

In February 2017, the County of Erie and the County of Broome in New York each filed a complaint in New York Supreme Court against several pharmaceutical manufacturers, including J&J and JPI. Both complaints allege claims related to opioid marketing practices, including statutory claims for deceptive acts and practices, false advertising, and violation of New York’s Social Services Law, and common law causes of action for public nuisance, fraud, and unjust enrichment. Each complaint seeks penalties and injunctive and monetary relief.

In March 2017, the New Jersey Attorney General Division of Consumer Affairs issued a subpoena to JPI related to certain practices in marketing opioids.

In March 2017, the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs issued a request for information to JPI regarding the sales, marketing, and educational strategies related to the promotion of opioids use.

Other
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
In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon Inc. and Ethicon US, LLC alleging violations of their consumer protection statutes. In August 2016, Kentucky filed a similar complaint against the companies. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 44 states and the District of Columbia.
In December 2012, Therakos, Inc. (Therakos), formerly a subsidiary of Johnson & Johnson and part of the Ortho-Clinical Diagnostics, Inc. (OCD) franchise, received a letter from the civil division of the United States Attorney's Office for the Eastern District of Pennsylvania informing Therakos that the United States Attorney's Office was investigating the sales and marketing of Uvadex® (methoxsalen) and the Uvar Xts® and Cellex® Systems during the period 2000 to the present. The United States Attorney's Office requested that OCD and Johnson & Johnson preserve documents that could relate to the investigation. Therakos was subsequently acquired by an affiliate of Gores Capital Partners III, L.P. in January 2013, and OCD was divested in June 2014. Following the divestiture of OCD, Johnson & Johnson retains OCD’s portion of any liability that may result from the investigation for activity that occurred prior to the sale of Therakos. In March 2014 and March 2016, the United States Attorney’s Office requested that Johnson & Johnson produce certain documents, and Johnson & Johnson is cooperating with those requests.
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI) and seeks injunctive and monetary relief. The parties have agreed to adjourn the trial date and currently expect the trial to be re-scheduled to in or around January 2018.

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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice (DOJ) relating to allegations concerning the sales and marketing practices of OLYSIOTM.

In February 2017, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts seeking the production of records pertaining to payments to any 501(c)(3) charitable organization that provides financial assistance to Medicare patients. Multiple pharmaceutical companies have publicly reported receipt of similar subpoenas and ongoing inquiries.

In March 2017, Janssen Biotech, Inc. (JBI) received a Civil Investigative Demand from the United States Department of Justice regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE® or SIMPONI ARIA®.

In April 2017, Johnson & Johnson received a subpoena from the United States Attorney for the District of Massachusetts seeking documents broadly relating to pharmaceutical copayment support programs for OLYSIOTM, SIMPONI® and STELARA®. The subpoena also seeks documents relating to Average Manufacturer Price and Best Price reporting to the Center for Medicare and Medicaid Services related to those products, as well as rebate payments to state Medicaid agencies.

From time to time, Johnson & Johnson has received requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.
GENERAL LITIGATION
In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the appeal and reversal of its initial grant of a motion for class certification, on remand, the District Court in October 2015 again granted a motion by the plaintiffs for class certification. OCD's motion for summary judgment was argued before the Court in January 2017 and the parties are awaiting a decision. OCD was divested in 2014 and Johnson & Johnson retained any liability that may result from these cases.
In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington, Pennsylvania facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing scheduled for October 2015 was adjourned, and there is currently no date set for that hearing. In addition, in April 2016, a putative class action was filed against Johnson & Johnson, Johnson & Johnson Sales and Logistics Company, LLC and McNeil PPC, Inc. in New Jersey Superior Court, Camden County on behalf of persons who reside in the state of New Jersey who purchased various McNeil over-the-counter products from December 2008 through the present. The complaint alleges violations of the New Jersey Consumer Fraud Act. In February 2017, the companies filed a motion to dismiss the amended complaint.
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

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI), other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In June 2016, the Court denied motions to dismiss filed by JJVCI and other defendants. Discovery is ongoing. In March 2017, the plaintiffs filed a motion for class certification.
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

The Company estimates that, in connection with its plans, it will record pre-tax restructuring and other charges of approximately $2.0 billion to $2.4 billion. In the fiscal first quarter of 2017, the Company recorded a pre-tax charge of $161 million, of which $4 million was included in cost of products sold and $72 million was included in other (income) expense. See table below for additional details. Total project costs of $1.4 billion have been recorded since the restructuring has been announced.

Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 4 to 6 percent of the Medical Devices segment’s global workforce over the next 18 months, subject to any consultation procedures in countries, where required. Approximately 1,600 positions have been eliminated since the restructuring has been announced.

The Company estimates that approximately one half of the cumulative pre-tax costs will result in cash outlays, including approximately $500 million of employee severance. Approximately one half of the cumulative pre-tax costs are non-cash, relating primarily to facility rationalization, inventory write-offs and intangible asset write-offs.

The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal first quarter of 2017:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, January 1, 2017	$380	—	1	381

Current year activity:
Charges	—	37	124	161
Cash payments	(25)	—	(118)	(143)
Settled non cash	—	(37)	—	(37)

Reserve balance, April 2, 2017*	$355	—	7	362

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal first quarter of 2017, worldwide sales were $17.8 billion, a total increase of 1.6%, including operational growth of 2.0% as compared to 2016 fiscal first quarter sales of $17.5 billion. Currency fluctuations had a negative impact of 0.4% for the fiscal first quarter of 2017. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 0.8%.

Sales by U.S. companies were $9.4 billion in the fiscal first quarter of 2017, which represented an increase of 0.6% as compared to the prior year. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 1.3%. Sales by international companies were $8.4 billion, an increase of 2.8%, including operational growth of 3.6%, partially offset by a negative currency impact of 0.8% as compared to the fiscal first quarter sales of 2016. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.2%.

In the fiscal first quarter of 2017, sales by companies in Europe achieved growth of 0.3%, which included operational growth of 4.2% and a negative currency impact of 3.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 9.2%, which included operational growth of 2.5%, and a positive currency impact of 6.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.1%, including operational growth of 3.4% partially offset by a negative currency impact of 0.3%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer

Consumer segment sales in the fiscal first quarter of 2017 were $3.2 billion, an increase of 1.0% as compared to the same period a year ago, including operational growth of 0.8% and a positive currency impact of 0.2%. U.S. Consumer segment sales increased by 4.1%. International Consumer segment sales decreased by 1.3%, including an operational decline of 1.6% partially offset by a positive currency impact of 0.3%. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 3.1%.

Major Consumer Franchise Sales* — Fiscal First Quarters Ended

(Dollars in Millions)	April 2, 2017	April 3, 2016	Total Change	Operations Change	Currency Change
OTC	$1,013	$999	1.4%	1.5%	(0.1)%
Beauty	981	879	11.6	11.7	(0.1)
Baby Care	455	483	(5.8)	(6.3)	0.5
Oral Care	362	385	(6.0)	(6.2)	0.2
Women’s Health	242	251	(3.6)	(5.3)	1.7
Wound Care/Other	175	198	(11.6)	(11.9)	0.3
Total Consumer Sales	$3,228	$3,195	1.0%	0.8%	0.2%
*Prior year amounts have been reclassified to conform to current year product disclosure.

The OTC franchise achieved operational growth of 1.5% as compared to the prior year fiscal first quarter. Growth was primarily driven by analgesics in the U.S. and sales of upper respiratory products and anti-smoking aids outside the U.S.

The Beauty franchise achieved operational growth of 11.7% as compared to the prior year fiscal first quarter. Growth was due to sales from recent acquisitions, primarily Vogue International LLC, which contributed approximately 11.3% of the operational growth.

The Baby Care franchise experienced an operational decline of 6.3% as compared to the prior year fiscal first quarter due to competitive pressure.

The Oral Care franchise experienced an operational decline of 6.2% as compared to the prior year fiscal first quarter primarily driven by category declines in the U.S. and weakness in Europe due to competitive promotional activity.

The Women’s Health franchise experienced an operational decline of 5.3% as compared to the prior year fiscal first quarter primarily due to macroeconomic impacts in Latin America, category slowdown in Europe and the U.S. divestiture of TUCKS®.

The Wound Care/Other franchise experienced an operational decline of 11.9% as compared to the prior year fiscal first quarter primarily due to the SPLENDA® divestiture outside the U.S. and competitive pressure in the U.S.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2017 were $8.2 billion, an increase of 0.8% as compared to the same period a year ago, with an operational increase of 1.4% partially offset by a negative currency impact of 0.6%. U.S. Pharmaceutical sales decreased 1.3% as compared to the same period a year ago. International Pharmaceutical sales increased by 4.1%, including operational growth of 5.6% partially offset by a negative currency impact of 1.5%. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.8%. Adjustments to previous reserve estimates, as compared to the prior year, negatively impacted the Pharmaceutical segment operational growth for the fiscal first quarter of 2017, by approximately 2.1% primarily in the Immunology and Cardiovascular/Metabolism/Other therapeutic area.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal First Quarters Ended

(Dollars in Millions)	April 2, 2017	April 3, 2016	Total Change	Operations Change	Currency Change
Total Immunology	$2,930	$2,910	0.7%	0.6%	0.1%
REMICADE®	1,672	1,779	(6.0)	(6.3)	0.3
SIMPONI®/ SIMPONI ARIA®	428	390	9.7	9.2	0.5
STELARA®	823	735	12.0	12.9	(0.9)
Other Immunology	7	6	16.7	12.1	4.6
Total Infectious Diseases	749	776	(3.5)	(2.6)	(0.9)
EDURANT®/rilpivirine	149	119	25.2	28.3	(3.1)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®	430	452	(4.9)	(3.9)	(1.0)
Other Infectious Diseases	170	205	(17.1)	(17.8)	0.7
Total Neuroscience	1,497	1,549	(3.4)	(2.7)	(0.7)
CONCERTA®/ methylphenidate	209	231	(9.5)	(9.5)	0.0
INVEGA SUSTENNA®/XEPLION®/TRINZA®	604	513	17.7	18.8	(1.1)
RISPERDAL CONSTA®	207	231	(10.4)	(9.3)	(1.1)
Other Neuroscience	477	574	(16.9)	(16.6)	(0.3)
Total Oncology	1,594	1,354	17.7	19.3	(1.6)
DARZALEX®	255	101	**	**	0.0
IMBRUVICA®	409	261	56.7	58.6	(1.9)
VELCADE®	280	304	(7.9)	(5.0)	(2.9)
ZYTIGA®	523	558	(6.3)	(5.6)	(0.7)
Other Oncology	127	130	(2.3)	(0.4)	(1.9)
Cardiovascular / Metabolism / Other	1,475	1,589	(7.2)	(6.5)	(0.7)
XARELTO®	513	567	(9.5)	(9.5)	—
INVOKANA®/ INVOKAMET®	284	325	(12.6)	(12.5)	(0.1)
PROCRIT®/ EPREX®	247	274	(9.9)	(9.5)	(0.4)
Other	431	423	1.9	4.3	(2.4)
Total Pharmaceutical Sales	$8,245	$8,178	0.8%	1.4%	(0.6)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
**Percentage greater than 100%

Immunology products achieved operational sales growth of 0.6% as compared to the same period a year ago. Growth was driven by U.S. market growth and increased penetration, as well as strength across the major regions outside the U.S. for both STELARA® (ustekinumab) and SIMPONI®/SIMPONI ARIA® (golimumab). The growth was partially offset by lower sales of REMICADE®(infliximab), due to biosimilar competition. Additionally, Immunology was negatively impacted by a positive adjustment to previous estimates for Medicaid managed care rebates recorded in the fiscal first quarter of 2016.

The patents for REMICADE®(infliximab) in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Additional biosimilar competition will likely result in a further reduction in REMICADE® sales in markets outside the United States. The introduction of a biosimilar version of REMICADE® in the United States is subject to enforcement of patent rights, approval by the U.S. Food and Drug Administration (FDA) and compliance with the 180-day notice provisions of the Biologics Price Competition and Innovation Act. In April 2016, the FDA approved for sale in the United States an infliximab biosimilar to be marketed by a subsidiary of Pfizer Inc. Pfizer Inc. launched an infliximab biosimilar in the United States in late 2016. In April 2017, the FDA approved a marketing application submitted by Samsung Bioepis Co. Ltd. for the sale of its infliximab biosimilar in the U.S. Continued infliximab biosimilar competition in the U.S. market will result in a further reduction in U.S. sales of REMICADE®. The Company continues to assert REMICADE® related patent rights. See Note 11 to the Consolidated Financial Statements for a description of legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 2.6% as compared to the same period a year ago. Lower sales of PREZISTA® (darunavir/cobicistat) were partially offset by strong sales growth of PREZCOBIX®(darunavir/cobicistat) and sales of EDURANT®/rilpivirine.

Neuroscience products experienced an operational decline of 2.7% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®(paliperidone palmitate) were offset by lower sales of CONCERTA®/methylphenidate in the U.S. due to generic competition and the impact of divestitures in the Neuroscience therapeutic area.

Oncology products achieved strong operational sales growth of 19.3% as compared to the same period a year ago. Contributors to the growth were strong sales of IMBRUVICA® (ibrutinib) and DARZALEX® (daratumumab) due to increased patient uptake and new launches of DARZALEX® (daratumumab) in Europe. Lower sales of ZYTIGA® (abiraterone acetate) in the U.S., driven by a slight market decline, were partially offset by growth in Japan.

Cardiovascular / Metabolism / Other products experienced an operational decline of 6.5% as compared to the same period a year ago. Lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. due to an increase in price discounts were partially offset by increased market share for XARELTO®(rivaroxaban). Additionally, Cardiovascular / Metabolism / Other was negatively impacted by a positive adjustment to previous estimates for Medicaid managed care rebates recorded in the fiscal first quarter of 2016.

Medical Devices

The Medical Devices segment sales in the fiscal first quarter of 2017 were $6.3 billion, an increase of 3.0% as compared to the same period a year ago, with operational growth of 3.4% partially offset by a negative currency impact of 0.4%. U.S. Medical Devices sales increased 2.2%. International Medical Devices sales increased by 3.8%, including an operational increase of 4.7% partially offset by a negative currency impact of 0.9%. In the fiscal first quarter of 2017, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a positive 1.7%.

Major Medical Devices Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 2, 2017	April 3, 2016	Total Change	Operations Change	Currency Change
Orthopaedics	$2,325	$2,341	(0.7)%	(0.2)%	(0.5)%
Hips	352	342	2.9	3.5	(0.6)
Knees	398	389	2.3	3.1	(0.8)
Trauma	642	642	0.0	0.3	(0.3)
Spine & Other	933	968	(3.6)	(3.1)	(0.5)
Surgery	2,271	2,228	1.9	2.5	(0.6)
Advanced	877	816	7.5	8.3	(0.8)
General	1,074	1,070	0.4	1.1	(0.7)
Specialty	320	342	(6.4)	(6.9)	0.5
Vision Care	798	640	24.7	24.5	0.2
Contact Lenses/Other	683	640	6.7	6.5	0.2
Surgical	115	—	*	*	—
Cardiovascular	499	443	12.6	13.1	(0.5)
Diabetes Care	399	429	(7.0)	(6.5)	(0.5)
Diagnostics	1	28	**	**	**
Total Medical Devices Sales	$6,293	$6,109	3.0%	3.4%	(0.4)%
*On February 27, 2017, the Company acquired Abbott Medical Optics (AMO)
**On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise)

The Orthopaedics franchise experienced an operational sales decline of 0.2% as compared to the prior year fiscal first quarter. The operational decline was primarily due to continued pricing pressures across the major categories and lower sales of spine and power tools in the U.S. The decline was partially offset by the PINNACLE® GRIPTION® launch in China, worldwide sales growth of the hip primary stem platform and the continued uptake of the ATTUNE® Knee System primarily outside the U.S.

The Surgery franchise achieved operational sales growth of 2.5% as compared to the prior year fiscal first quarter. Operational growth in Advanced Surgery was primarily driven by endocutter, energy and biosurgery products. In addition, recent acquisitions contributed to growth this quarter. The operational growth in General Surgery was driven by sutures, partially offset by declines in hernia and mechanical products. The operational decline in Specialty Surgery was driven by Aesthetic and Advanced Sterilization Products.

The Vision Care franchise achieved operational sales growth of 24.5% as compared to the prior year fiscal first quarter. Operational growth was driven by sales from the recent acquisition of AMO, with the majority of the sales in the surgical category, and new product launches.

The Cardiovascular Care franchise achieved strong operational sales growth of 13.1% as compared to the prior year fiscal first quarter. Strong operational growth in the electrophysiology business was driven by market growth and continued uptake of the THERMOCOOL SMARTTOUCH® Contact Force Sensing Catheter.

The Diabetes Care franchise experienced an operational sales decline of 6.5% as compared to the prior year fiscal first quarter primarily due to price declines and competitive pressure.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2017 was $5.6 billion as compared to $5.3 billion in the fiscal first quarter of 2016, an increase of 5.3%. The increase to 31.4% from 30.3% of sales was primarily due to higher sales volume, manufacturing cost improvements and lower selling, marketing and administrative costs due to cost management in 2017, as compared to the fiscal first quarter of 2016.

Cost of Products Sold

Consolidated costs of products sold for the fiscal first quarter of 2017 decreased to 30.3% from 30.5% of sales as compared to the same period a year ago primarily driven by manufacturing cost improvements. This was partially offset by higher amortization expense related to acquisitions and transactional currency impacts in the Medical Devices segment. The intangible asset amortization expense for the fiscal three months of 2017 and 2016 was $329 million and $282 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2017 decreased to 26.6% from 26.8% of sales as compared to the same period a year ago. The decrease as a percent to sales was primarily due to cost management.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal first quarter of 2017 increased to 11.6% from 11.5% of sales as compared to the same period a year ago. The increase as a percent to sales in the fiscal first quarter of 2017 was primarily due to investment spending to advance the pipeline.

Interest (Income) Expense

Interest income in the fiscal first quarter of 2017 was higher than the same period a year ago due to a higher average balance of cash, cash equivalents and marketable securities and higher average interest rates. The ending balance of cash, cash equivalents and marketable securities was $39.3 billion at the end of the fiscal first quarter of 2017, which is a decrease of $0.5 billion as compared to the same period a year ago. The decrease in the balance of cash, cash equivalents and marketable securities was due to the use of cash for general corporate purposes including the AMO acquisition.

Interest expense in the fiscal first quarter of 2017 was higher as compared to the same periods a year ago. At the end of the fiscal first quarter of 2017, the Company’s debt position was $32.4 billion as compared to $23.3 billion the same period a year ago. The higher debt balance of approximately $9.1 billion was primarily due to increased borrowings in May 2016 and February 2017. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the borrowings were used for general corporate purposes, primarily the stock repurchase program.

Other (Income) Expense, Net

Other (income) expense, net was favorable by $0.1 billion as compared to the same period a year ago primarily related to the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. The fiscal first quarters of 2017 and 2016, included a gain of $0.2 billion and $0.1 billion, respectively, related to the sale of certain investments in equity securities.

INCOME BEFORE TAX BY SEGMENT

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Consumer	$596	$566	$3,228	$3,195	18.5%	17.7%
Pharmaceutical	3,663	3,344	8,245	8,178	44.4	40.9
Medical Devices	1,563	1,576	6,293	6,109	24.8	25.8
Segment operating profit	5,822	5,486	17,766	17,482	32.8	31.4
Less: Expenses not allocated to segments (1)	247	192
Worldwide income before tax	$5,575	$5,294	$17,766	$17,482	31.4%	30.3%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal first quarter of 2017 was 18.5% versus 17.7% for the same period a year ago. Operations in Venezuela negatively impacted income before tax as a percent to sales in the fiscal first quarter of 2016.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2017 was 44.4% versus 40.9% for the same period a year ago. The increase in the income before tax as a percent to sales for the fiscal first quarter of 2017 was primarily due to product mix and cost improvements.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2017 was 24.8% versus 25.8% for the same period a year ago. The decrease in the income before tax as a percent to sales for the fiscal first quarter of 2017 as compared to the fiscal first quarter of 2016 was primarily due to unfavorable transactional currency, unfavorable mix and price. This was partially offset by sales volume growth and favorable selling, marketing and administrative expenses in 2017 and higher litigation expense of $0.1 billion in 2016.

Restructuring

The Company announced restructuring actions in its Medical Devices segment that are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018. Approximately $250 million in savings were realized in 2016 and approximately $200 million additional savings is expected in 2017. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring charges of approximately $2.0 billion to $2.4 billion, most of which are expected to be incurred by the end of 2017. In the fiscal first quarter of 2017, the Company recorded a pre-tax charge of $161 million, of which $4 million is included in cost of products sold and $72 million is included in other (income) expense. Restructuring charges of $1.4 billion have been recorded since the restructuring was announced. See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal three months of 2017 and 2016 were 20.7% and 15.8%, respectively. The Company completed the acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter, which increased the effective tax rate by 3.8% compared to the same period in 2016.  Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2016. These tax increases were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the first fiscal quarters of 2017 and 2016, which reduced the effective tax rate by 3.6% and 3.1%, respectively.

As of April 2, 2017, the Company had approximately $3.1 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $20.9 billion at the end of the fiscal first quarter of 2017 as compared with $19.0 billion at the end of fiscal year 2016. The primary sources of cash were approximately $2.9 billion net cash generated from operating activities offset by $0.9 billion used by investing activities and $0.2 billion used by financing activities. In addition, the Company had $18.4 billion in marketable securities at the end of the fiscal first quarter of 2017 and $22.9 billion at the end of 2016.

Cash flow from operations of $2.9 billion was the result of $4.4 billion of net earnings, $1.1 billion of non-cash charges and other adjustments for depreciation and amortization and stock-based compensation and a $0.4 billion increase in other liabilities. Cash flow from operations was reduced by $2.0 billion related to accounts payable and accrued liabilities, primarily due to the timing of accounts payable, $0.5 billion related to accounts receivable and inventories and $0.6 billion of other assets.

Investing activities use of $0.9 billion of cash was primarily used for additions to property, plant and equipment of $0.6 billion and $4.9 billion for acquisitions. Investing activities also included a source of $4.4 billion from the net sales of investments in marketable securities.

Financing activities use of $0.2 billion of cash was primarily for the repurchase of common stock of $3.3 billion and dividends to shareholders of $2.2 billion. Financing activities also included a source of $5.0 billion from the net proceeds of short and long-term debt and $0.4 billion of proceeds from stock options exercised/employee withholding tax on stock awards, net.

During the fiscal first quarter of 2017, the Company announced a definitive transaction agreement to acquire Actelion Ltd. for approximately $30.0 billion. The transaction is expected to close in the fiscal second quarter of 2017. The Company will use cash held by the Company's foreign subsidiaries to pay for the acquisition.

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

In the fiscal first quarter of 2017, the Company continued to have access to liquidity through the commercial paper market. The Company anticipates that operating cash flows, existing credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. However, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a new shelf registration on February 27, 2017. In the fiscal first quarter of 2017, the Company issued bonds for a total of $4.5 billion for general corporate purposes.

On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. As of April 2, 2017, $8.6 billion has been repurchased under the program. The repurchase program has no time limit and may be delayed or suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash and access to the capital markets.

Dividends
On January 3, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.80 per share, payable on March 14, 2017, to shareholders of record as of February 28, 2017.

On April 27, 2017, the Board of Directors declared a regular cash dividend of $0.84 per share, payable on June 13, 2017 to shareholders of record as of May 30, 2017. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have.  Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of April 2, 2017, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal three months revenues.

The Company faces various worldwide health care changes that may continue to result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement of health care products.

Changes in the behavior and spending patterns of purchasers of health care products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing health care insurance coverage, may continue to impact the Company’s businesses.

The Company also operates in an environment increasingly hostile to intellectual property rights. Firms have filed Abbreviated New Drug Applications or Biosimilar Biological Product Applications with the FDA, initiated inter partes review proceedings in the United States Patent and Trademark Office, or otherwise challenged the coverage and/or validity of the Company's patents, seeking to market generic or biosimilar forms of many of the Company’s key pharmaceutical products prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in these actions, generic or biosimilar versions of the products at issue may be introduced to the market, resulting in the potential for substantial market share and revenue losses for those products, and which may result in a non-cash impairment charge in any associated intangible asset. For further information, see the discussion on “REMICADE®

Related Cases” and “Litigation Against Filers of Abbreviated New Drug Applications” in Note 11 to the Consolidated Financial Statements.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2017. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 2, 2017 through January 29, 2017	32,323	115.80	—	—
January 30, 2017 through February 26, 2017	3,689,924	115.47	1,000,000	—
February 27, 2017 through April 2, 2017	23,281,686	125.72	9,680,931	—
Total	27,003,933		10,680,931	10,889,012

(1) During the fiscal first quarter of 2017, the Company repurchased an aggregate of 27,003,933 shares of Johnson & Johnson Common Stock in open-market transactions, of which 10,680,931 shares were purchased pursuant to the repurchase program that was publicly announced on October 13, 2015, and of which 16,323,002 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of April 2, 2017, an aggregate of 76,043,606 shares were purchased for a total of $8.6 billion since the inception of the repurchase program announced on October 13, 2015.

(3) As of April 2, 2017, the maximum number of shares that may yet be purchased under the plan is 10,889,012 based on the closing price of the Company’s Common Stock on the New York Stock Exchange on March 31, 2017 of $124.55 per share.

Item 6 — EXHIBITS

Exhibit 31.1 Certifications under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 8, 2017	By /s/ D. J. CARUSO
D. J. CARUSO
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2017	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)