Form 10-Q
period 2017-10-01
JOHNSON & JOHNSON
filed 2017-11-02
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On October 27, 2017, 2,686,520,050 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Johnson & Johnson's other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Management and representatives of Johnson & Johnson and its subsidiaries (the “Company”) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” “intends,” and other words of similar meaning in conjunction with, among other things, discussions of: future operating results, financial performance and liquidity; impact of planned acquisitions and dispositions; impact and timing of restructuring initiatives including associated cost savings and other benefits; strategy for growth; product development activities including planned research and clinical trials; regulatory filings and approvals; market position; investment and expenditures; and impact of potential and actual changes in tax and other laws and public policy.
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

•
Challenges to the Company’s ability to obtain and protect adequate patent and other intellectual property rights for new and existing products and technologies in the United States and other important markets;

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

Risks Related to Product Liability, Litigation and Regulatory Activity

•
Product efficacy or safety concerns, whether or not based on scientific evidence, potentially resulting in product withdrawals, recalls, regulatory action on the part of the United States Food and Drug Administration (or international counterparts), declining sales and reputational damage;

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

•
Potential changes to applicable laws and regulations affecting United States and international operations, including relating to: approval of new products; licensing and patent rights; sales and promotion of health care products; access to, and reimbursement and pricing for, health care products and services; environmental protection and sourcing of raw materials;

•
Changes in tax laws or regulations, increasing audit scrutiny by tax authorities around the world and exposures to additional tax liabilities potentially in excess of existing reserves or requiring new reserves; and

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

•
Potential changes in export/import and trade laws, regulations and policies of the United States, United Kingdom and other countries, including any increased trade restrictions and potential drug reimportation legislation;

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

•	The impact of armed conflicts and terrorist attacks in the United States and other parts of the world including social and economic disruptions and instability of financial and other markets.
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

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$15,721	18,972
Marketable securities	510	22,935
Accounts receivable, trade, less allowances for doubtful accounts $332 (2016, $252)	13,155	11,699
Inventories (Note 2)	9,521	8,144
Prepaid expenses and other	2,922	3,282
Total current assets	41,829	65,032
Property, plant and equipment at cost	40,928	37,773
Less: accumulated depreciation	(24,300)	(21,861)
Property, plant and equipment, net	16,628	15,912
Intangible assets, net (Note 3)	54,569	26,876
Goodwill (Note 3)	31,308	22,805
Deferred taxes on income	6,303	6,148
Other assets	5,021	4,435
Total assets	$155,658	141,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$8,491	4,684
Accounts payable	6,390	6,918
Accrued liabilities	5,897	5,635
Accrued rebates, returns and promotions	6,945	5,403
Accrued compensation and employee related obligations	2,900	2,676
Accrued taxes on income	1,183	971
Total current liabilities	31,806	26,287
Long-term debt (Note 4)	26,675	22,442
Deferred taxes on income	4,410	2,910
Employee related obligations	9,686	9,615
Other liabilities	9,102	9,536
Total liabilities	81,679	70,790
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,747)	(14,901)
Retained earnings	114,805	110,551
Less: common stock held in treasury, at cost (434,861,000 and 413,332,000 shares)	31,199	28,352
Total shareholders’ equity	73,979	70,418
Total liabilities and shareholders' equity	$155,658	141,208
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarters Ended
	October 1, 2017	Percent to Sales	October 2, 2016	Percent to Sales
Sales to customers (Note 9)	$19,650	100.0%	$17,820	100.0%
Cost of products sold	6,902	35.1	5,486	30.8
Gross profit	12,748	64.9	12,334	69.2
Selling, marketing and administrative expenses	5,396	27.5	4,772	26.8
Research and development expense	2,574	13.1	2,178	12.2
Interest income	(74)	(0.4)	(97)	(0.5)
Interest expense, net of portion capitalized	229	1.2	192	1.0
Other (income) expense, net	(236)	(1.2)	(54)	(0.2)
Restructuring (Note 12)	69	0.3	62	0.3
Earnings before provision for taxes on income	4,790	24.4	5,281	29.6
Provision for taxes on income (Note 5)	1,026	5.2	1,009	5.6
NET EARNINGS	$3,764	19.2%	$4,272	24.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.40		$1.56
Diluted	$1.37		$1.53
CASH DIVIDENDS PER SHARE	$0.84		$0.80
AVG. SHARES OUTSTANDING
Basic	2,684.6		2,731.6
Diluted	2,737.7		2,785.4
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	October 1, 2017	Percent to Sales	October 2, 2016	Percent to Sales
Sales to customers (Note 9)	$56,255	100.0%	$53,784	100.0%
Cost of products sold	18,111	32.2	16,151	30.0
Gross profit	38,144	67.8	37,633	70.0
Selling, marketing and administrative expenses	15,395	27.4	14,636	27.2
Research and development expense	6,919	12.3	6,455	12.0
In-process research and development	—	—	29	0.1
Interest income	(300)	(0.5)	(268)	(0.5)
Interest expense, net of portion capitalized	660	1.1	542	1.0
Other (income) expense, net	192	0.3	464	0.9
Restructuring expense (Note 12)	165	0.3	296	0.5
Earnings before provision for taxes on income	15,113	26.9	15,479	28.8
Provision for taxes on income (Note 5)	3,100	5.5	2,753	5.1
NET EARNINGS	$12,013	21.4%	$12,726	23.7%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.46		$4.64
Diluted	$4.37		$4.55
CASH DIVIDENDS PER SHARE	$2.48		$2.35
AVG. SHARES OUTSTANDING
Basic	2,694.4		2,744.9
Diluted	2,746.4		2,796.6

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarters Ended		Fiscal Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net earnings	$3,764	4,272	12,013	12,726

Other comprehensive income (loss), net of tax
Foreign currency translation	359	(94)	1,597	490

Securities:
Unrealized holding gain (loss) arising during period	14	29	150	129
Reclassifications to earnings	(99)	(42)	(292)	(136)
Net change	(85)	(13)	(142)	(7)

Employee benefit plans:
Prior service cost amortization during period	(4)	(5)	(13)	(15)
Gain (loss) amortization during period	124	103	370	310
Net change	120	98	357	295

Derivatives & hedges:
Unrealized gain (loss) arising during period	62	4	(8)	(437)
Reclassifications to earnings	31	(3)	350	109
Net change	93	1	342	(328)

Other comprehensive income (loss)	487	(8)	2,154	450

Comprehensive income	$4,251	4,264	14,167	13,176

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarters were as follows for 2017 and 2016, respectively: Securities: $45 million and $7 million; Employee Benefit Plans: $61 million and $51 million; Derivatives & Hedges: $50 million and less than $1 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2017 and 2016, respectively: Securities: $76 million and $4 million; Employee Benefit Plans: $181 million and $155 million; Derivatives & Hedges:$184 million and $177 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,013	12,726
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,773	2,699
Stock based compensation	758	704
Asset write-downs	309	187
Net gain on sale of assets/businesses	(527)	(276)
Deferred tax provision	(407)	215
Accounts receivable allowances	59	(10)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(300)	(736)
Increase in inventories	(193)	(408)
Increase (Decrease) in accounts payable and accrued liabilities	339	(1,220)
Increase in other current and non-current assets	(555)	(514)
Decrease in other current and non-current liabilities	(318)	(1,253)

NET CASH FLOWS FROM OPERATING ACTIVITIES	14,951	12,114

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,039)	(2,133)
Proceeds from the disposal of assets/businesses, net	726	873
Acquisitions, net of cash acquired	(34,646)	(4,050)
Purchases of investments	(5,798)	(27,677)
Sales of investments	27,511	30,437
Other	(117)	(37)

NET CASH USED BY INVESTING ACTIVITIES	(14,363)	(2,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(6,687)	(6,451)
Repurchase of common stock	(5,543)	(6,954)
Proceeds from short-term debt	4,760	149
Retirement of short-term debt	(936)	(3,926)
Proceeds from long-term debt, net of issuance costs	4,465	11,951
Retirement of long-term debt	(1,024)	(953)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	854	1,112
Other	(25)	(15)

NET CASH USED BY FINANCING ACTIVITIES	(4,136)	(5,087)

Effect of exchange rate changes on cash and cash equivalents	297	33
(Decrease)/Increase in cash and cash equivalents	(3,251)	4,473
Cash and Cash equivalents, beginning of period	18,972	13,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,721	18,205

Acquisitions
Fair value of assets acquired	$36,494	4,094
Fair value of liabilities assumed and noncontrolling interests	(1,848)	(44)
Net cash paid for acquisitions	$34,646	4,050
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
New Accounting Standards
Adopted as of October 1, 2017

During the fiscal first quarter of 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-07 Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendments in the update eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of this standard did not have a material impact on the presentation of the Company's consolidated financial statements.

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
Recently Issued Accounting Standards
Not Adopted as of October 1, 2017

During the fiscal third quarter of 2017, the FASB issued Accounting Standard Update 2017-12: Targeted Improvements to Accounting for Hedging Activities. This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon its issuance. The amendments in this update should be applied on a modified retrospective basis except for the presentation and disclosure guidance which is required prospectively. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

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

During the fiscal first quarter of 2017, the FASB issued Accounting Standard Update 2017-05: Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. This update clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This update will be effective for the Company for its annual and interim reporting periods beginning after December 15, 2017, the same time as the amendments in Update 2014-09 Revenue from Contracts with

Customers. This update allows the Company to choose either a full retrospective method or modified retrospective method upon adoption.  The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

During the fiscal first quarter of 2017, the FASB issued Accounting Standard Update 2017-04: Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will now be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. This update should be applied prospectively. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

During the fiscal first quarter of 2017, the FASB issued Accounting Standard Update 2017-01: Clarifying the Definition of a Business. This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single or a group of similar identifiable assets. This update will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. This update should be applied prospectively. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

During the fiscal fourth quarter of 2016, the FASB issued Accounting Standards Update 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017.  The Company continues to assess the impact of the future adoption of this standard for fiscal 2018. The results from a preliminary assessment indicate that the adoption of the standard will not have a significant impact on the Company’s financial results.  Upon adoption, and based on current tax and foreign exchange rates, the Company expects to record additional deferred tax assets in the range of $2.2 billion to $2.5 billion and an increase to retained earnings between $1.2 billion and $1.5 billion at the beginning of 2018.

During the fiscal third quarter of 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect this standard to have a material impact on its consolidated Statements of Cash Flows.

During the fiscal first quarter of 2016, the FASB issued Accounting Standards Update 2016-02 Leases. This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current generally accepted accounting principles. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The update is required to be adopted using a modified retrospective approach. The Company anticipates that most of its operating leases will result in the recognition of additional assets and the corresponding liabilities on its Consolidated Balance Sheets, however does not expect to have a material impact on the financial position. The actual impact will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

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

NOTE 2 — INVENTORIES

(Dollars in Millions)	October 1, 2017	January 1, 2017
Raw materials and supplies	$1,141	952
Goods in process	2,388	2,185
Finished goods	5,992	5,007
Total inventories	$9,521	8,144

Inventory of $63 million was classified as held for sale, and reported in prepaid expenses and other on the Consolidated Balance Sheet, related to the divestiture of the Codman Neurosurgery business which was pending as of October 1, 2017.
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

(Dollars in Millions)	October 1, 2017	January 1, 2017
Intangible assets with definite lives:
Patents and trademarks — gross	$36,342	10,521
Less accumulated amortization	6,395	5,076
Patents and trademarks — net	29,947	5,445
Customer relationships and other intangibles — gross	20,241	17,615
Less accumulated amortization	7,297	6,515
Customer relationships and other intangibles — net	12,944	11,100
Intangible assets with indefinite lives:
Trademarks	7,093	6,888
Purchased in-process research and development	4,585	3,443
Total intangible assets with indefinite lives	11,678	10,331
Total intangible assets — net	$54,569	26,876

Goodwill as of October 1, 2017 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at January 1, 2017	$8,263	2,840	11,702		22,805
Goodwill, related to acquisitions*	102	5,757	2,140		7,999
Goodwill, related to divestitures	(74)	—	—		(74)
Currency translation/Other	557	89	(68)	(1)	578
Goodwill, net at October 1, 2017	$8,848	8,686	13,774		31,308
(1) Net of $106 million classified as held for sale, reported in other assets on the Consolidated Balance Sheet, related to the divestiture of the Codman Neurosurgery business which was pending as of October 1, 2017.
* Includes measurement period adjustments

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 12 years and 23 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $1,886 million and $895 million for the fiscal nine months ended October 1, 2017 and October 2, 2016, respectively. The estimated amortization expense for the five succeeding years approximates $4.3 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

The primary driver of the increase to intangible assets and goodwill is related to the Actelion acquisition in the fiscal second quarter of 2017, which resulted in the recording of $25.0 billion to intangible assets and approximately $5.8 billion to goodwill. Additionally, the Abbott Medical Optics (AMO) acquisition in the fiscal first quarter of 2017, resulted in the recording of $2.3 billion to intangible assets and $1.8 billion to goodwill. The intangible assets and goodwill amounts related to the Actelion and AMO acquisitions are based on the preliminary purchase price allocation. See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

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

Additionally, the Company uses interest rate swaps as an instrument to manage interest rate risk related to fixed rate borrowings. These derivatives are designated as fair value hedges. The Company uses forward foreign exchange contracts designated as net investment hedges. Additionally, the Company uses forward foreign exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward foreign exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities.

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. During the fiscal second quarter of 2017, the Company entered into credit support agreements (CSA) with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of October 1, 2017 the total amount of collateral received under the credit support agreements (CSA) amounted to $43 million. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of October 1, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $34.7 billion, $2.3 billion, $1.8 billion, and less than $0.1 billion respectively. As of January 1, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $36.0 billion, $2.3 billion, $1.8 billion, and $0.3 billion respectively.

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
The change in the carrying value due to remeasurement of these Euro notes resulted in a $151 million and $529 million unrealized pretax loss for the fiscal third quarter and fiscal nine months ended October 1, 2017, respectively, reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income. The change in the carrying value due to remeasurement of these Euro notes resulted in a cumulative $155 million unrealized pretax loss from hedge inception through the fiscal nine months of 2017, reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income.

As of October 1, 2017, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $57 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal third quarters in 2017 and 2016:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Third Quarters Ended
Cash Flow Hedges By Income Statement Caption	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales to customers(3)	$18	(12)	5	(8)	—	(1)
Cost of products sold(3)	(16)	(4)	(63)	13	5	(4)
Research and development expense(3)	(39)	(5)	(30)	(2)	(1)	1
Interest (income)/Interest expense, net(4)	114	29	106	12	—	—
Other (income) expense, net(3) (5)	(15)	(4)	(49)	(12)	—	—
Total	$62	4	(31)	3	4	(4)

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal nine months in 2017 and 2016:

	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
(Dollars in Millions)	Fiscal Nine Months Ended
Cash Flow Hedges By Income Statement Caption	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales to customers(3)	$40	(39)	(34)	(29)	(1)	(1)
Cost of products sold(3)	105	(226)	(162)	5	(11)	(10)
Research and development expense(3)	(167)	(100)	(131)	(98)	5	—
Interest (income)/Interest expense, net(4)	73	38	63	27	—	—
Other (income) expense, net(3) (5)	(59)	(110)	(86)	(14)	—	(3)
Total	$(8)	(437)	(350)	(109)	(7)	(14)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps
(5) Includes equity collar contracts

For the fiscal third quarters ended October 1, 2017 and October 2, 2016, a loss of $12 million and gain $35 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

For the fiscal nine months ended October 1, 2017 and October 2, 2016, a gain of $22 million and a loss of $6 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of October 1, 2017 and January 1, 2017 were as follows:

	October 1, 2017				January 1, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	$—	556	—	556	747
Interest rate contracts (2)(4)(7)	—	16	—	16	31
Total	—	572	—	572	778
Liabilities:
Forward foreign exchange contracts(8)	—	292	—	292	723
Interest rate contracts (3)(4)(8)	—	210	—	210	382
Equity collar contracts (8)	—	6	—	6	57
Total	—	508	—	508	1,162
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7)	—	38	—	38	34
Liabilities:
Forward foreign exchange contracts(8)	—	72	—	72	57
Available For Sale Other Investments:
Equity investments(5)	920	—	—	920	1,209
Debt securities(6)	$—	3,044	—	3,044	12,087

(1)	2016 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,209 million, which are classified as Level 1.

(2)	Includes $10 million and $23 million of non-current other assets for October 1, 2017 and January 1, 2017, respectively.

(3)	Includes $210 million and $382 million of non-current other liabilities for October 1, 2017 and January 1, 2017, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)
Classified as non-current other assets with the exception of $46 million of current assets for October 1, 2017. The original cost of the equity investments were $506 million and $520 million as of October 1, 2017 and January 1, 2017, respectively. The unrealized gains were $414 million and $757 million as of October 1, 2017 and January 1, 2017, respectively. The unrealized losses were less than $1 million and $68 million as of October 1, 2017 and January 1, 2017, respectively.

(6)	Classified as cash equivalents and current marketable securities.

(7)	Classified as other current assets, including the net effect of the CSA

(8)	Classified as accounts payable, including the net effect of the CSA.

The Company's cash, cash equivalents and current marketable securities as of October 1, 2017 comprised:

	October 1, 2017
(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,813	—	—	2,813	2,813
U.S. Gov't Securities(1)	—	—	—	—
Other Sovereign Securities(1)	1,109	—	—	1,109	799	310
U.S. Reverse repurchase agreements	4,602	—	—	4,602	4,602
Other Reverse repurchase agreements	491	—	—	491	491
Corporate debt securities(1)	1,957	—	—	1,957	1,952	5
Money market funds	1,078	—	—	1,078	1,078
Time deposits(1)	1,091	—	—	1,091	1,091
Subtotal	13,141	—	—	13,141	12,826	315
		Unrealized Gain	Unrealized Loss
Gov't securities	2,906	—	—	2,906	2,876	30
Other Sovereign Securities	9	—	—	9	—	9
Corporate debt securities	129	—	—	129	19	110
Equity investments	6	40		46	—	46
Subtotal Available for Sale(2)	$3,050	40	—	3,090	2,895	195
Total cash, cash equivalents and current marketable securities					15,721	510

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

The contractual maturities of the available for sale securities at October 1, 2017 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$2,974	2,974
Due after one year through five years	70	70
Due after five years through ten years	—	—
Total debt securities	$3,044	3,044

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of October 1, 2017:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$8,491	8,491

Non-Current Debt
1.65% Notes due 2018	601	602
4.75% Notes due 2019 (1B Euro 1.1777)	1,175	1,299
1.875% Notes due 2019	501	506
0.89% Notes due 2019	300	301
1.125% Notes due 2019	699	696
3% Zero Coupon Convertible Subordinated Debentures due in 2020	68	121
2.95% Debentures due 2020	547	567
3.55% Notes due 2021	448	480
2.45% Notes due 2021	349	358
1.65% Notes due 2021	998	991
0.250% Notes due 2022 (1B Euro 1.1777)	1,174	1,183
2.25% Notes due 2022	995	1,005
6.73% Debentures due 2023	250	310
3.375% Notes due 2023	806	853
2.05% Notes due 2023	497	494
0.650% Notes due 2024 (750MM Euro 1.1777)	879	887
5.50% Notes due 2024 (500 MM GBP 1.3415)	665	842
2.45% Notes due 2026	1,990	1,958
2.95% Notes due 2027	995	1,010
1.150% Notes due 2028 (750MM Euro 1.1777)	874	888
6.95% Notes due 2029	296	409
4.95% Debentures due 2033	498	601
4.375% Notes due 2033	856	976
1.650% Notes due 2035 (1.5B Euro 1.1777)	1,748	1,798
3.55% Notes due 2036	987	1,024
5.95% Notes due 2037	991	1,348
3.625% Notes due 2037	1,485	1,558
5.85% Debentures due 2038	696	934
4.50% Debentures due 2040	537	634
4.85% Notes due 2041	296	357
4.50% Notes due 2043	495	570
3.70% Notes due 2046	1,971	2,058
3.75% Notes due 2047	990	1,038
Other	18	19
Total Non-Current Debt	$26,675	28,675

The weighted average effective interest rate on non-current debt is 3.20%.

The excess of the estimated fair value over the carrying value of debt was $1.6 billion at January 1, 2017.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2017 and 2016 were 20.5% and 17.8%, respectively. The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter, which has increased the effective tax rate by 1.4% for the first nine months of 2017 compared to the same period in 2016.  Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2016. These increases to the effective tax rate were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the fiscal nine months of 2017 and 2016, which reduced the effective tax rate by 2.1% and 2.2%, respectively.

As of October 1, 2017, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters of 2017 and 2016 include the following components:

	Fiscal Third Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$266	224	62	56
Interest cost	232	232	40	39
Expected return on plan assets	(514)	(490)	(2)	(1)
Amortization of prior service cost/(credit)	1	2	(8)	(9)
Recognized actuarial losses	154	123	34	33
Curtailments and settlements	2	6	—	—
Net periodic benefit cost	$141	97	126	118

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal nine months of 2017 and 2016 include the following components:

	Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$772	676	185	166
Interest cost	693	698	119	118
Expected return on plan assets	(1,528)	(1,475)	(5)	(4)
Amortization of prior service cost/(credit)	2	2	(23)	(25)
Recognized actuarial losses	456	371	103	101
Curtailments and settlements	1	11	—	—
Net periodic benefit cost	$396	283	379	356

Company Contributions
For the fiscal nine months ended October 1, 2017, the Company contributed $51 million and $30 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 1, 2017	$(9,047)	411	(5,980)	(285)	(14,901)
Net change	1,597	(142)	357	342	2,154
October 1, 2017	$(7,450)	269	(5,623)	57	(12,747)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters ended October 1, 2017 and October 2, 2016:

	Fiscal Third Quarters Ended
(Shares in Millions)	October 1, 2017	October 2, 2016
Basic net earnings per share	$1.40	1.56
Average shares outstanding — basic	2,684.6	2,731.6
Potential shares exercisable under stock option plans	139.3	140.8
Less: shares which could be repurchased under treasury stock method	(87.2)	(88.4)
Convertible debt shares	1.0	1.4
Average shares outstanding — diluted	2,737.7	2,785.4
Diluted net earnings per share	$1.37	1.53

The diluted net earnings per share calculation for both the fiscal third quarters ended October 1, 2017 and October 2, 2016 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for both the fiscal third quarters ended October 1, 2017 and October 2, 2016 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal nine months ended October 1, 2017 and October 2, 2016:

	Fiscal Nine Months Ended
(Shares in Millions)	October 1, 2017	October 2, 2016
Basic net earnings per share	$4.46	4.64
Average shares outstanding — basic	2,694.4	2,744.9
Potential shares exercisable under stock option plans	141.2	144.0
Less: shares which could be repurchased under treasury stock method	(90.2)	(93.7)
Convertible debt shares	1.0	1.4
Average shares outstanding — diluted	2,746.4	2,796.6
Diluted net earnings per share	$4.37	4.55

The diluted net earnings per share calculation for both the fiscal nine months ended October 1, 2017 and October 2, 2016 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for both the fiscal nine months ended October 1, 2017 and October 2, 2016 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change

Consumer
United States	$1,285	1,291	(0.5)%
International	2,071	1,970	5.1
Total	3,356	3,261	2.9
Pharmaceutical
United States	5,816	5,042	15.4
International	3,879	3,358	15.5
Total	9,695	8,400	15.4
Medical Devices
United States	3,189	3,048	4.6
International	3,410	3,111	9.6
Total	6,599	6,159	7.1
Worldwide
United States	10,290	9,381	9.7
International	9,360	8,439	10.9
Total	$19,650	17,820	10.3%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change

Consumer
United States	$4,186	4,033	3.8%
International	5,876	5,842	0.6
Total	10,062	9,875	1.9
Pharmaceutical
United States	15,698	15,123	3.8
International	10,877	10,109	7.6
Total	26,575	25,232	5.3
Medical Devices
United States	9,510	9,118	4.3
International	10,108	9,559	5.7
Total	19,618	18,677	5.0
Worldwide
United States	29,394	28,274	4.0
International	26,861	25,510	5.3
Total	$56,255	53,784	4.6%

INCOME BEFORE TAX BY SEGMENT

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change
Consumer(1)	$878	679	29.3%
Pharmaceutical(2)	2,857	3,309	(13.7)
Medical Devices(3)	1,383	1,526	(9.4)
Segments operating profit	5,118	5,514	(7.2)
Less: Expense not allocated to segments (4)	328	233
Worldwide income before tax	$4,790	5,281	(9.3)%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change
Consumer(1)	$2,132	1,816	17.4%
Pharmaceutical(2)	9,934	10,340	(3.9)
Medical Devices(3)	3,938	4,041	(2.5)
Segments operating profit	16,004	16,197	(1.2)
Less: Expense not allocated to segments (4)	891	718
Worldwide income before taxes	$15,113	15,479	(2.4)%
(1) Includes a gain of $0.4 billion from the divestiture of COMPEED®
(2) Includes a positive adjustment of $0.5 billion to previous reserve estimates in the fiscal nine months of 2016. Includes acquisition costs related to the Actelion acquisition of $0.4 billion and $0.6 billion in the fiscal third quarter and fiscal nine months of 2017, respectively. Includes a gain of $0.2 billion related to monetization of future royalty receivables in the fiscal nine months of 2017. Includes a gain of $0.3 billion and $0.2 billion in the fiscal nine months of 2017 and 2016, respectively, related to the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc.
(3) Includes a restructuring related charge of $0.2 billion and $0.1 billion in the fiscal third quarters of 2017 and 2016, respectively. Includes a restructuring related charge of $0.5 billion and $0.4 billion in the fiscal nine months of 2017 and 2016, respectively. Includes litigation expense of $0.1 billion and $0.1 billion in the fiscal third quarter of 2017 and 2016, respectively. Includes litigation expense of $0.5 billion and $0.7 billion in the fiscal nine months of 2017 and 2016, respectively. Includes an asset impairment of $0.2 billion primarily related to the insulin pump business in the fiscal nine months of 2017.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarters Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change
United States	$10,290	9,381	9.7%
Europe	4,308	3,832	12.4
Western Hemisphere, excluding U.S.	1,569	1,396	12.4
Asia-Pacific, Africa	3,483	3,211	8.5
Total	$19,650	17,820	10.3%

	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2017	October 2, 2016	Percent Change
United States	$29,394	28,274	4.0%
Europe	12,398	11,769	5.3
Western Hemisphere, excluding U.S.	4,522	4,269	5.9
Asia-Pacific, Africa	9,941	9,472	5.0
Total	$56,255	53,784	4.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

Subsequent to the quarter, on October 2, 2017 the Company completed the divestiture of the Codman Neurosurgery business, to Integra LifeSciences Holdings Corporation for approximately $1.0 billion. As of October 1, 2017, the assets held for sale were $63 million of inventory, classified as prepaid expenses and other on the Consolidated Balance Sheet. The non-current assets classified as held for sale were $33 million of property, plant and equipment, net and $106 million of goodwill, classified as other assets on the Consolidated Balance Sheet.

During the fiscal third quarter of 2017, the Company completed the acquisitions of TearScience Inc., a manufacturer of products dedicated to treating meibomian gland dysfunction and Sightbox, Inc., a privately-held company that developed a subscription vision care service that connects consumers with eye care professionals and a supply of contact lenses. Additionally, during the fiscal third quarter of 2017, the Company completed the divestiture of COMPEED® to HRA Pharma.

On June 16, 2017, the Company completed the acquisition of Actelion Ltd through an all cash tender offer in Switzerland for $280 per share, payable in U.S. dollars. As of October 1, 2017, the Company paid $29.1 billion, net of cash acquired, representing 98.4% of the shares to which the offer was extended. The Company recorded a current liability of $0.5 billion for the shares not tendered as of October 1, 2017, which the Company expects to pay by the end of 2017 as it takes steps to acquire the remaining outstanding shares of Actelion. The liability decreased by approximately $0.2 billion from the second quarter based on the tendered shares in the third quarter. As part of the transaction, immediately prior to the completion of the acquisition, Actelion spun out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia Ltd. The shares of Idorsia are listed on the SIX Swiss Exchange (SIX). The Company currently holds 9.9% of the shares of Idorsia and has rights to an additional 22.1% of Idorsia equity through a convertible loan with a principal amount of approximately $0.5 billion. The convertible loan may be converted into Idorsia shares as follows: (i) up to an aggregate shareholding of 16% of Idorsia shares as a result of certain shareholders holding more than 20% of the issued Idorsia shares, and (ii) up to the balance of the remaining amount within 20 business days of the maturity date of the convertible loan, which has a ten year term, or if Idorsia undergoes a change of control transaction. The investment in Idorsia was recorded as a cost method investment in Other assets in the Company's consolidated Balance Sheet. The Company also acquired an option on ACT-132577, a product within Idorsia being developed for resistant hypertension currently in phase 2 of clinical development. The Company has also entered into an agreement to provide Idorsia with a Swiss franc denominated credit facility of approximately $250 million. As of October 1, 2017, Idorsia has not made any draw-downs under the credit facility. Actelion has entered into a transitional services agreement with Idorsia. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that are highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need.

The Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare appraisals. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The following table presents the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as the adjustments made up to October 1, 2017:

(Dollars in Millions)	June 16, 2017	October 1, 2017
Cash & Cash equivalents	$469	469
Inventory(1)	759	759
Accounts Receivable	485	485
Other current assets	93	93
Property, plant and equipment	104	104
Goodwill	5,986	5,757
Intangible assets	25,010	25,010
Deferred Taxes	3	3
Other non-current assets	19	19
Total Assets Acquired	32,928	32,699

Current liabilities	531	531
Deferred Taxes	1,960	1,731
Other non-current liabilities	383	383
Total Liabilities Assumed	2,874	2,645

Net Assets Acquired	$30,054	30,054

(1) Includes adjustment of $642 million to write-up the acquired inventory to its estimated fair value.
Subsequent to the date of acquisition there was an adjustment of $0.2 billion to the deferred taxes with the offset to goodwill.
The assets acquired are recorded in the Pharmaceutical segment. The acquisition of Actelion resulted in approximately $5.8 billion of goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition. The goodwill is not expected to be deductible for tax purposes.

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

The acquisition was accounted for using the acquisition method and, accordingly, the results of operations of Actelion were reported in the Company's financial statements beginning on June 16, 2017, the date of acquisition. Total sales and a net loss for Actelion for the third quarter ended October 1, 2017 were $670 million and $552 million, respectively. Total sales and a net loss for Actelion since the date of acquisition were $761 million and $668 million, respectively.

The following table provides pro forma results of operations for the fiscal third quarters and the fiscal nine months ended October 1, 2017 and October 2, 2016, as if Actelion had been acquired as of January 4, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Actelion. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited Pro forma Consolidated Results
	Fiscal Nine Months Ended		Fiscal Third Quarters Ended
(Dollars in Millions Except Per Share Data)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

Net Sales	57,486	55,606	19,650	18,441
Net Earnings	11,909	10,760	4,019	3,885
Diluted Net Earnings per Common Share	4.34	3.85	1.47	1.39

In the fiscal third quarter and fiscal nine months of 2017, the Company recorded acquisition related costs, of approximately $0.4 billion and $0.6 billion before tax, which was recorded in Other (income)/expense and Cost of products sold.

Additionally, during the fiscal second quarter of 2017, the Company completed the acquisition of Neuravi Limited, a privately-held medical device company that develops and markets medical devices for neurointerventional therapy.

During the fiscal first quarter of 2017, the Company acquired Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories, for $4.3 billion, net of cash acquired. The acquisition included ophthalmic products related to: cataract surgery, laser refractive surgery and consumer eye health. The net purchase price was primarily recorded as amortizable intangible assets for $2.3 billion and goodwill for $1.8 billion. The weighted average life of total amortizable intangibles, the majority being customer relationships, is approximately 14.4 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not deductible for tax purposes. The intangible assets and goodwill amounts are based on the preliminary purchase price allocation which is under review by the Company and is subject to change. The assets acquired were recorded in the Medical Devices segment.

Additionally, during the fiscal first quarter of 2017, the Company completed the acquisitions of Torax Medical, Inc., a privately-held medical device company that manufactures and markets the LINX™ Reflux Management System for the surgical treatment of gastroesophageal reflux disease and Megadyne Medical Products, Inc., a privately-held medical device company that develops, manufactures and markets electrosurgical tools.

During the fiscal first quarter of 2017, the Company announced it is engaging in a process to evaluate potential strategic options for the Johnson & Johnson Diabetes Care Companies, specifically LifeScan, Inc., Animas Corporation, and Calibra Medical, Inc. Strategic options may include the formation of operating partnerships, joint ventures or strategic alliances, a sale of the businesses, or other alternatives either separately or together. During the fiscal second quarter of 2017, the Company recorded an impairment charge of $0.2 billion, primarily related to the insulin pump business. Subsequent to the fiscal third quarter of 2017, the Company announced its decision to exit the Animas insulin pump business. The Company is continuing to evaluate potential strategic options for LifeScan, Inc. and determine the best opportunity to drive future growth and maximize shareholder value. There were no assets held for sale as of October 1, 2017 related to the announcement.
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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of October 1, 2017, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; and INVOKANA®. As of October 1, 2017, in the U.S. there were approximately 2,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 9,900 with respect to the PINNACLE® Acetabular Cup System; 54,300 with respect to pelvic meshes; 13,900 with respect to RISPERDAL®; 21,400 with respect to XARELTO®; 5,500 with respect to body powders containing talc; and 1,100 with respect to INVOKANA®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, with more expected from the recent extension, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in some state courts and in countries outside of the United States, primarily in the United Kingdom. The Company has established an accrual for defense costs in connection with product liability litigation associated with the PINNACLE® Acetabular Cup System.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In Australia, a trial of class action issues has commenced and a decision is expected in 2018. The Company has established an accrual with respect to product liability litigation associated with Ethicon's pelvic mesh products.

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

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in state courts in Pennsylvania, California and New Jersey. Class action lawsuits have been filed in Canada. The Company has established an accrual with respect to product liability litigation associated with INVOKANA®.

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

Medical Devices
In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court for the Eastern District of Texas alleging that JJVCI's manufacture and sale of its ACUVUE® ADVANCE and ACUVUE OASYS® Hydrogel Contact Lenses infringed Rembrandt’s U.S. Patent No. 5,712,327 and seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida, where a trial in May 2012 resulted in a verdict of non-infringement that was subsequently upheld on appeal. In July 2014, Rembrandt sought a new trial based on alleged new evidence, which the District Court denied. In April 2016, the Court of Appeals overturned that ruling and remanded the case to the District Court for a new trial. A new trial was held in August 2017, and the jury returned a verdict of non-infringement in favor of JJVCI.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit, then dismissed the appeal in order to file a petition for review with the United States Supreme Court. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases and remanded this case to the United States Court of Appeals for the Federal Circuit to consider Medinol's appeal of whether Medinol is entitled to seek a new trial. Cordis was divested in 2015, and the Company retained any liability that may result from this case.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. MedIdea alleges infringement of United States Patent Nos. 6,558,426; 8,273,132; 8,721,730 and 9,492,280 relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310; 9,084,608; 9,241,759 and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017.

Pharmaceutical
In April 2016, MorphoSys AG, a German biotech company, filed a patent infringement lawsuit against Janssen Biotech, Inc. (JBI), Genmab U.S. Inc. and Genmab A/S (collectively, Genmab) in the United States District Court for the District of Delaware. MorphoSys alleges that JBI’s manufacture and sale of DARZALEX® (daratumumab) willfully infringes MorphoSys’ United States Patent Nos. 8,263,746, 9,200,061 and 9,578,590. MorphoSys is seeking money damages. JBI licenses patents and the commercial rights to DARZALEX® from Genmab. Trial in the case is scheduled to commence in February 2019.

In August 2016, Sandoz Ltd and Hexal AG (collectively, Sandoz) filed a lawsuit in the English High Court against G.D. Searle LLC (a Pfizer company) and Janssen Sciences Ireland UC (JSI) alleging that Searle’s supplementary protection certificate SPC/GB07/038 (SPC), which is exclusively licensed to JSI, is invalid and should be revoked. Janssen-Cilag Limited sells PREZISTA® (darunavir) in the United Kingdom pursuant to this license. In October 2016, Searle and JSI counterclaimed against Sandoz for threatened infringement of the SPC based on statements of its plans to launch generic darunavir in the United Kingdom. Sandoz admitted that its generic darunavir product would infringe the SPC if it is found valid. Searle and JSI are seeking an order enjoining Sandoz from marketing its generic darunavir before the expiration of the SPC. Following a trial in April 2017, the Court entered a decision holding that the SPC is valid and granting a final injunction. Sandoz has appealed the Court’s decision and the injunction will be stayed pending the appeal.

REMICADE® Related Cases

United States Proceedings
In September 2013, Janssen Biotech, Inc. (JBI) and NYU Langone Medical Center (NYU) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in United States Patent No. 6,284,471 relating to REMICADE® (infliximab) (the ’471 patent) in a reexamination proceeding instituted by a third party. The ’471 patent expires in September 2018 and is co-owned by JBI and NYU, with NYU having granted JBI an exclusive license to NYU’s rights under the patent. Following several office actions by the patent examiner, including two further rejections, and responses by JBI, the USPTO issued a further action maintaining its rejection of the ’471 patent. JBI filed a notice of appeal to the USPTO’s Patent Trial and Appeal Board, which issued a decision in November 2016 upholding the examiner's rejection. JBI filed an appeal to the United States Court of Appeals for the Federal Circuit, and oral argument was heard in October, 2017.

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (collectively, Celltrion) filed an application with the United States Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive marketing rights for Celltrion's infliximab biosimilar in the United States, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including the ’471 patent and United States Patent No. 7,598,083 (the ’083 patent). In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the ’471 patent. JBI appealed those decisions to the United States Court of Appeals for the Federal Circuit. This case has been designated a companion case to the appeal of the reexamination of the ’471 patent described above, and were heard by the same panel of judges at the Federal Circuit in October, 2017.

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. Although the ’083 patent is already asserted in the existing lawsuit against Celltrion, the additional lawsuit expands the claims to include the sale in the United States of Celltrion's biosimilar product manufactured with cell culture media made in the United States. This additional lawsuit against Celltrion has been consolidated with the existing lawsuit discussed above. Hospira has moved to dismiss all counts of the lawsuit related to the ’083 patent as to it. Celltrion's motion to dismiss all counts of the lawsuit related to the ’083 patent for failure to join all the co-owners of the '083 patent as plaintiffs was denied in October 2017. The trial has been postponed pending resolution of these motions. The litigation against HyClone in Utah is stayed pending the outcome of the Massachusetts actions.

The FDA approved Celltrion’s infliximab biosimilar for sale in the United States in April 2016. Hospira's parent company, Pfizer Inc., launched Celltrion's infliximab biosimilar in the United States in late 2016.

In April 2017, JBI received notice that the FDA approved a marketing application submitted by Samsung Bioepis Co. Ltd. (Samsung) for the sale of its infliximab biosimilar in the United States. In May 2017, JBI filed a patent infringement lawsuit against Samsung in the United States District Court for the District of New Jersey alleging that the sale of its biosimilar product may infringe three of JBI’s patents. In July 2017, Samsung launched its biosimilar product (commercialized by Merck) in the United States.

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

ZYTIGA®
In July 2015, Janssen Biotech, Inc., Janssen Oncology, Inc. and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against a number of generic companies (and certain of their affiliates and/or suppliers) who filed ANDAs seeking approval to market a generic version of ZYTIGA® before the expiration of United States Patent No. 8,822,438 (the ’438 patent). The generic companies currently include Actavis Laboratories, FL, Inc. (Actavis); Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward) and Hikma Pharmaceuticals, LLC (Hikma). The October 2017 trial date has been postponed pending continued pretrial activities through the first quarter 2018.

Janssen and BTG also initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Amerigen Pharmaceuticals Limited (Amerigen) in May 2016, and Glenmark Pharmaceuticals, Inc. in June 2016, each of whom filed an ANDA seeking approval to market its generic version of ZYTIGA® before the expiration of the ’438 patent.

In August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia, which has been stayed.

In August 2017, Janssen and BTG initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of ZYTIGA® before the expiration of the '438 patent.

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

In October 2017, Janssen Inc. and Janssen Oncology, Inc. (collectively, Janssen) initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in Canada in response to Teva's filing an Abbreviated New Drug Submission (ANDS) and seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Teva's ANDS before the expiration of Janssen's patent.

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

In the Delaware lawsuit, Janssen and Gilead amended their complaint to add claims for patent infringement with respect to United States Patent Nos. 8,080,551; 7,399,856; 7,563,922; 8,101,752 and 8,618,291. A trial in the Delaware action has been scheduled for February 2018.

In each of these lawsuits, Janssen is seeking an order enjoining the defendants from marketing their generic versions of COMPLERA® before the expiration of the relevant patents.

XARELTO®
Beginning in October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer’s United States Patent Nos. 7,157,456 , 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patents. The following generic companies are named defendants: Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo); Breckenridge Pharmaceutical, Inc. (Breckenridge); InvaGen Pharmaceuticals Inc. (InvaGen); Micro Labs USA Inc. and Micro Labs Ltd (collectively, Micro); Mylan Pharmaceuticals Inc. (Mylan); Prinston Pharmaceuticals, Inc.; Sigmapharm Laboratories, LLC (Sigmapharm); Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. (collectively, Torrent). All defendants except Mylan and Sigmapharm have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. Trial is scheduled for March 2018.

Beginning in April 2017, JPI and Bayer Intellectual Property GmbH and Bayer AG (collectively, Bayer AG) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 relating to XARELTO®. The following generic companies are named defendants: Alembic Pharmaceuticals Limited, Alembic Global Holding SA and Alembic Pharmaceuticals, Inc.; Aurobindo; Breckenridge; InvaGen; Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin has counterclaimed for a declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

PREZISTA®

In September 2017, Janssen Sciences Ireland UC and Janssen Products, L.P. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Aurobindo Pharma Ltd. and Aurobindo Pharma USA Inc. (collectively, Aurobindo), who filed an ANDA seeking approval to market a generic version of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,700,645; 7,126,015; and 7,595,408. Janssen is also seeking an order enjoining Aurobindo from marketing its generic version of PREZISTA®before the expiration of the patents.

RISPERDAL CONSTA®

In November 2016, the United States Patent and Trademark Office (USPTO) instituted an Inter Partes Review filed by Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Sandong Luye Pharmaceutical Co., Ltd. and Nanjing Luye Pharmaceutical Co., Ltd., seeking to invalidate United States Patent No. 6,667,061 relating to RISPERDAL CONSTA®. Janssen Pharmaceuticals, Inc. markets RISPERDAL CONSTA® pursuant to a license from Alkermes Pharma Ireland Ltd.  A decision by the USPTO is expected in November 2017.

INVOKANA®/INVOKAMET®

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey, the United States District Court for the District of Colorado and the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent Nos. 7,943,582 and/or 8,513,202 relating to INVOKANA® and INVOKAMET®. Janssen is the exclusive licensee of the asserted patents. The following generic companies are named defendants:  Apotex Inc. and Apotex Corp.; Aurobindo Pharma USA Inc.; Macleods Pharmaceuticals Ltd.; InvaGen Pharmaceuticals, Inc. (InvaGen); Prinston Pharmaceuticals Inc.; Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd; Hetero USA, Inc., Hetero Labs Limited Unit-V and Hetero Labs Limited; MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc.; Laurus Labs Ltd.; Indoco Remedies Ltd.; Zydus Pharmaceuticals (USA) Inc. (Zydus); Sandoz, Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc.

Beginning in July 2017, Janssen and MTPC filed patent infringement lawsuits in the United States District Court for the District of New Jersey and the United States District Court for the District of Colorado against Sandoz and InvaGen, who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (the '788 patent) relating to INVOKANA® and INVOKAMET® and against Zydus, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET® before expiration of the '788 patent, MTPC's United States Patent No. 8,222,219 relating to INVOKANA® and INVOKAMET® and MTPC’s United States Patent No. 8,785,403 relating to INVOKAMET®.  Janssen is the exclusive licensee of the asserted patents.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA® and/or INVOKAMET® before the expiration of the relevant patents.

VELETRI®

In July 2017, Actelion Pharmaceuticals Ltd. (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries, Inc. and Sun Pharmaceutical Industries Limited (collectively, Sun Pharmaceutical), who filed an ANDA seeking approval to market a generic version of VELETRI® before the expiration of United States Patent No. 8,598,227. Actelion is seeking an order enjoining Sun Pharmaceutical from marketing its generic version of VELETRI® before the expiration of the patent.
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

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Mississippi, Missouri, New Mexico, Ohio and Oklahoma. Complaints against the manufacturers also have been filed in state or federal court by over 75 city, county and local government agencies in the following states: California; Connecticut; Illinois; Kentucky; Louisiana; Mississippi; Missouri; New Hampshire; New Mexico; New York; Ohio; Oklahoma; Oregon; Pennsylvania; Texas; Washington and West Virginia. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In October 2017, Johnson & Johnson and JPI were both served with a motion to consolidate 66 pending matters into a federal Multi District Litigation in the Southern District of Ohio.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from four state Attorneys General: New Hampshire, New Jersey, Tennessee and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. The multi-state coalition served Johnson & Johnson and JPI with subpoenas as part of the investigation. Johnson & Johnson and JPI have also received requests for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs regarding the sales, marketing, and educational strategies related to the promotion of opioids use.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. Since October 2013, a group of State Attorneys General have issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.'s hip products. The states are seeking monetary and injunctive relief. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation for a total payment of $4 million to the State of Oregon.
In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon Inc. and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by Kentucky in August 2016 and by Mississippi in October 2017. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 44 states and the District of Columbia.
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

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI) and seeks injunctive and monetary relief. The parties have agreed to adjourn the trial date and currently expect the trial to be re-scheduled to the fall of 2018.

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

In January 2017, Janssen Pharmaceuticals, Inc. received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®.

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

In April 2017, Johnson & Johnson received a subpoena from the United States Attorney for the District of Massachusetts seeking documents broadly relating to pharmaceutical copayment support programs for OLYSIO®, SIMPONI® and STELARA®. The subpoena also seeks documents relating to Average Manufacturer Price and Best Price reporting to the Center for Medicare and Medicaid Services related to those products, as well as rebate payments to state Medicaid agencies.

In June 2017, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes Inc. spinal implants at three hospitals in Boston as well as interactions of Company employees with physicians at these hospitals.

From time to time, Johnson & Johnson has received requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.
GENERAL LITIGATION
In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the appeal and reversal of its initial grant of a motion for class certification, on remand, the District Court in October 2015 again granted a motion by the plaintiffs for class certification. In July 2017, the Court issued an opinion granting in part and denying in part OCD's motion for summary judgment. The Court granted summary judgment concerning allegations of price fixing in 2005 and 2008, and denied summary judgment concerning allegations of price fixing in 2001. OCD was divested in 2014 and Johnson & Johnson retained any liability that may result from these cases.
In June 2011, DePuy Orthopaedics, Inc. (DePuy) filed suit against Orthopaedic Hospital (OH) in the United States District Court for the Northern District of Indiana seeking a declaratory judgment that DePuy did not owe OH royalties under a 1999 development agreement. In January 2012, OH filed a breach of contract case in California federal court, which was later consolidated with the Indiana case. In February 2014, OH brought suit for patent infringement relating to the same technology, and that action was also consolidated with the Indiana case. In August 2017, the court denied DePuy’s motions for summary judgment. A trial date has not been set.

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington, Pennsylvania facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing scheduled for October 2015 was adjourned, and there is currently no date set for that hearing. In addition, in April 2016, a putative class action was filed against Johnson & Johnson, Johnson & Johnson Sales and Logistics Company, LLC and McNeil PPC, Inc. (now known as Johnson & Johnson Consumer, Inc.) in New Jersey Superior Court, Camden County on behalf of persons who reside in the state of New Jersey who purchased various McNeil over-the-counter products from December 2008 through the present. The complaint alleges violations of the New Jersey Consumer Fraud Act. Following the grant of a motion to dismiss and the filing of an amended complaint, in May 2017, the Court denied a motion to dismiss the amended complaint. Discovery is underway.

In May 2014, two purported class actions were filed in federal court, one in the United States District Court for the Central District of California and one in the United States District Court for the Southern District of Illinois, against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI) alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI). Both cases seek injunctive relief and monetary damages; neither includes a claim for personal injuries. In October 2016, both cases were transferred to the United States District Court for the District Court of New Jersey as part of a newly created federal multi-district litigation. In July 2017, the Court granted Johnson & Johnson's and JJCI’s motion to dismiss one of the cases. The plaintiff has appealed. In September 2017, the plaintiff in the second case voluntarily dismissed their complaint.

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In June 2016, the Court denied motions to dismiss filed by JJVCI and other defendants. Discovery is ongoing. In March 2017, the plaintiffs filed a motion for class certification.
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
In May 2017, a purported class action was filed in the United States District Court for the Western District of Washington against Lifescan Inc., Johnson & Johnson, other diabetes test strip manufacturers and certain Pharmacy Benefit Managers (PBMs). The complaint alleges that consumers paid inflated prices for glucose monitor test strips as a consequence of undisclosed rebates and other incentives paid by manufacturers to PBMs. The complaint includes RICO, ERISA, and state consumer protection claims. The complaint seeks equitable relief and damages.
In May 2017, Lonza Sales AG (Lonza) filed a Request for Arbitration with the London Court of International Arbitration against Janssen Research & Development, LLC (Janssen). Lonza alleges that Janssen breached a 2005 agreement between the parties by sublicensing certain Lonza technology used in the manufacture of daratumumab without Lonza’s consent. Lonza seeks monetary damages.

In September 2017, Strategic Products Group, Inc. (SPG) filed an antitrust complaint against Lifescan, Inc. and Lifescan Scotland, Ltd. (collectively, Lifescan) in the United States District Court for the Northern District of Florida (Pensacola Division). SPG, the exclusive distributor of Unistrip blood glucose meter test strips, alleges that Lifescan has monopolized or is attempting to monopolize the market for blood glucose meter test strips compatible with certain Lifescan meters. The complaint seeks damages.
In September 2017, Pfizer, Inc. (Pfizer) filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively Janssen) in United States District Court for the Eastern District of Pennsylvania. Pfizer alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief.

In September 2017, National Employees Health Plan (NEHP) filed a putative class action against Johnson & Johnson and Janssen Biotech, Inc. (collectively Janssen) in United States District Court for the Eastern District of Pennsylvania. NEHP alleges that Janssen has violated federal and state antitrust and consumer laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In October 2017, a second putative class action was filed against Janssen by UFCW Local 1500 Welfare Fund in United States District Court for the Eastern District of Pennsylvania. The second complaint also seeks damages and injunctive relief.

In October, 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act.  The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health.

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

The Company estimates that, in connection with its plans, it will record pre-tax restructuring and other charges of approximately $2.0 billion to $2.4 billion. In the fiscal nine months of 2017, the Company recorded a pre-tax charge of $476 million, of which $46 million was included in cost of products sold and $265 million was included in other (income) expense. In the fiscal third quarter of 2017, the Company recorded a pre-tax charge of $187 million, of which $29 million was included in cost of products sold and $89 million was included in other (income) expense. In the fiscal second quarter of 2017, the Company recorded a $90 million accrual adjustment to the severance reserve due to higher voluntary separation than anticipated. See the following table for additional details. Total project costs of $1.8 billion have been recorded since the restructuring announcement.

Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 4 to 6 percent of the Medical Devices segment’s global workforce over the next 15 months. Approximately 2,200 positions have been eliminated of which 1,700 received separation payments since the restructuring announcement.

The Company estimates that approximately one half of the cumulative pre-tax costs will result in cash outlays, including approximately $400 million of employee severance. Approximately one half of the cumulative pre-tax costs are non-cash, relating primarily to facility rationalization, inventory write-offs and intangible asset write-offs.

The following table summarizes the severance related reserves and the associated spending under this initiative through the fiscal nine months of 2017:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, January 1, 2017	$380	—	1	381

Current year activity:
Charges	—	140	426	566
Cash payments	(45)	—	(423)	(468)
Settled non cash	—	(140)	—	(140)
Accrual adjustment	(90)	—	—	(90)

Reserve balance, October 1, 2017*	$245	—	4	249

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analysis of Consolidated Sales

For the fiscal nine months of 2017, worldwide sales were $56.3 billion, a total increase of 4.6%, including operational growth of 4.8% as compared to 2016 fiscal nine months sales of $53.8 billion. Currency fluctuations had a negative impact of 0.2% for the fiscal nine months of 2017. In the fiscal nine months of 2017, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 3.0%.

Sales by U.S. companies were $29.4 billion in the fiscal nine months of 2017, which represented an increase of 4.0% as compared to the prior year. In the fiscal nine months of 2017, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 3.3%. Sales by international companies were $26.9 billion, an increase of 5.3%, including operational growth of 5.8%, partially offset by a negative currency impact of 0.5% as compared to the fiscal nine months sales of 2016. In the fiscal nine months of 2017, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 2.8%.

In the fiscal nine months of 2017, sales by companies in Europe achieved growth of 5.3%, which included operational growth of 6.2% and a negative currency impact of 0.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 5.9%, which included operational growth of 3.1%, and a positive currency impact of 2.8%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 5.0%, including operational growth of 6.4% partially offset by a negative currency impact of 1.4%.

For the fiscal third quarter of 2017, worldwide sales were $19.7 billion, a total increase of 10.3%, including operational growth of 9.5% as compared to 2016 fiscal third quarter sales of $17.8 billion. Currency fluctuations had a positive impact of 0.8% for the fiscal third quarter of 2017. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 5.7%.

Sales by U.S. companies were $10.3 billion in the fiscal third quarter of 2017, which represented an increase of 9.7% as compared to the prior year. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 5.9%. Sales by international companies were $9.4 billion, an increase of 10.9%, including operational growth of 9.3%, and a positive currency impact of 1.6% as compared to the fiscal third quarter sales of 2016. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 5.5%.

In the fiscal third quarter of 2017, sales by companies in Europe achieved growth of 12.4%, which included operational growth of 7.9% and a positive currency impact of 4.5%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.4%, which included operational growth of 10.1%, and a positive currency impact of 2.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 8.5%, including operational growth of 10.6% partially offset by a negative currency impact of 2.1%.

ANALYSIS OF SALES BY BUSINESS SEGMENTS

Consumer
Consumer segment sales in the fiscal nine months of 2017 were $10.1 billion, an increase of 1.9% as compared to the same period a year ago, including operational growth of 1.6% and a positive currency impact of 0.3%. U.S. Consumer segment sales increased by 3.8%. International Consumer segment sales increased by 0.6%, including an operational increase of 0.2% and a positive currency impact of 0.4%. In the fiscal nine months of 2017, the impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 2.3%.

Major Consumer Franchise Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Beauty	$3,090	$2,834	9.0%	8.9%	0.1%
OTC	3,021	2,938	2.8	2.6	0.2
Baby Care	1,426	1,508	(5.4)	(5.4)	0.0
Oral Care	1,138	1,171	(2.8)	(3.0)	0.2
Women’s Health	788	803	(1.9)	(3.5)	1.6
Wound Care/Other	599	621	(3.5)	(3.8)	0.3
Total Consumer Sales	$10,062	$9,875	1.9%	1.6%	0.3%
*Prior year amounts have been reclassified to conform to current year presentation.

Consumer segment sales in the fiscal third quarter of 2017 were $3.4 billion, an increase of 2.9% as compared to the same period a year ago, including operational growth of 1.6% and a positive currency impact of 1.3%. U.S. Consumer segment sales decreased by 0.5%. International Consumer segment sales increased by 5.1%, including operational growth of 3.0% and a positive currency impact of 2.1%. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 0.5%.

Major Consumer Franchise Sales* — Fiscal Third Quarters Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Beauty	$1,033	$979	5.5%	4.4%	1.1%
OTC	1,002	943	6.3	4.4	1.9
Baby Care	477	495	(3.6)	(3.6)	0.0
Oral Care	382	383	(0.3)	(1.3)	1.0
Women’s Health	270	269	0.4	(1.8)	2.2
Wound Care/Other	192	192	0.0	(1.2)	1.2
Total Consumer Sales	$3,356	$3,261	2.9%	1.6%	1.3%
*Prior year amounts have been reclassified to conform to current year presentation.

The Beauty franchise achieved operational growth of 4.4% as compared to the prior year fiscal third quarter. Growth was primarily driven by inclusion of sales from the recent acquisitions, Vogue International LLC and Dr. Ci: Labo.

The OTC franchise achieved operational growth of 4.4% as compared to the prior year fiscal third quarter. Growth was primarily driven by sales of analgesics products and sales outside the U.S. from the recent acquisition of Rhinocort and anti-smoking aids.

The Baby Care franchise experienced an operational decline of 3.6% as compared to the prior year fiscal third quarter due to competitive pressure.

The Oral Care franchise experienced an operational decline of 1.3% as compared to the prior year fiscal third quarter primarily driven by category declines and competitive pressure.

The Women’s Health franchise and the Wound Care/Other franchise were relatively flat as compared to the prior year fiscal third quarter.

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2017 were $26.6 billion, an increase of 5.3% as compared to the same period a year ago, with an operational increase of 5.6% and a negative currency impact of 0.3%. U.S. Pharmaceutical sales increased 3.8% as compared to the same period a year ago. International Pharmaceutical sales increased by 7.6%, including operational growth of 8.4% partially offset by a negative currency impact of 0.8%. In the fiscal nine months of 2017, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a positive 2.5%. Adjustments to previous reserve estimates, as compared to the prior year, negatively impacted the reported Pharmaceutical segment operational growth for the fiscal nine months of 2017, by approximately 2.0%, primarily in the Immunology and Cardiovascular/Metabolism/Other therapeutic areas.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Total Immunology	$9,158	$9,032	1.4%	1.4%	0.0%
REMICADE®	4,849	5,342	(9.2)	(9.4)	0.2
SIMPONI®/ SIMPONI ARIA®	1,343	1,319	1.8	1.9	(0.1)
STELARA®	2,930	2,353	24.5	24.8	(0.3)
Other Immunology	36	18	100.0	98.3	1.7
Total Infectious Diseases	2,354	2,447	(3.8)	(3.8)	0.0
EDURANT®/rilpivirine	522	408	27.9	27.7	0.2
PREZISTA®/ PREZCOBIX®/REZOLSTA®	1,351	1,404	(3.8)	(3.7)	(0.1)
Other Infectious Diseases	481	635	(24.3)	(24.5)	0.2
Total Neuroscience	4,462	4,615	(3.3)	(2.7)	(0.6)
CONCERTA®/methylphenidate	588	659	(10.8)	(10.5)	(0.3)
INVEGA SUSTENNA®/XEPLION®/TRINZA®	1,876	1,629	15.2	15.6	(0.4)
RISPERDAL CONSTA®	608	683	(11.0)	(10.4)	(0.6)
Other Neuroscience	1,390	1,644	(15.5)	(14.5)	(1.0)
Total Oncology	5,219	4,345	20.1	20.8	(0.7)
DARZALEX®	871	372	**	**	**
IMBRUVICA®	1,371	905	51.5	52.1	(0.6)
VELCADE®	843	950	(11.3)	(9.8)	(1.5)
ZYTIGA®	1,750	1,741	0.5	1.0	(0.5)
Other Oncology	384	377	1.9	2.6	(0.7)
Pulmonary Hypertension	761	—	***	***	—
OPSUMIT®	304	—	***	***	—
TRACLEER®	236	—	***	***	—
UPTRAVI®	133	—	***	***	—
Other	88	—	***	***	—
Cardiovascular / Metabolism / Other	4,621	4,793	(3.6)	(3.1)	(0.5)
XARELTO®	1,790	1,690	5.9	5.9	—
INVOKANA®/ INVOKAMET®	844	1,036	(18.5)	(18.3)	(0.2)
PROCRIT®/EPREX®	740	846	(12.5)	(12.4)	(0.1)
Other	1,247	1,221	2.1	3.8	(1.7)
Total Pharmaceutical Sales	$26,575	$25,232	5.3%	5.6%	(0.3)%
*Prior year amounts have been reclassified to conform to current year product disclosure.
**Percentage greater than 100% or not meaningful
***On June 16, 2017, the Company acquired Actelion.

Pharmaceutical segment sales in the fiscal third quarter of 2017 were $9.7 billion, an increase of 15.4% as compared to the same period a year ago, with an operational increase of 14.6% and a positive currency impact of 0.8%. U.S. Pharmaceutical sales increased 15.4% as compared to the same period a year ago. International Pharmaceutical sales increased by 15.5%, including operational growth of 13.5% and a positive currency impact of 2.0%. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a positive 7.9%.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Third Quarters Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Total Immunology	$3,269	$3,084	6.0%	5.3%	0.7%
REMICADE®	1,647	1,783	(7.6)	(8.2)	0.6
SIMPONI®/ SIMPONI ARIA®	476	481	(1.0)	(1.4)	0.4
STELARA®	1,124	814	38.1	37.0	1.1
Other Immunology	22	6	**	**	0.0
Total Infectious Diseases	813	842	(3.4)	(5.3)	1.9
EDURANT®/rilpivirine	194	149	30.2	25.1	5.1
PREZISTA®/ PREZCOBIX®/ REZOLSTA®	467	493	(5.3)	(6.7)	1.4
Other Infectious Diseases	152	200	(24.0)	(24.5)	0.5
Total Neuroscience	1,498	1,464	2.3	2.0	0.3
CONCERTA®/ methylphenidate	198	190	4.2	3.8	0.4
INVEGA SUSTENNA®/XEPLION®/TRINZA®	643	556	15.6	14.3	1.3
RISPERDAL CONSTA®	194	222	(12.6)	(13.5)	0.9
Other Neuroscience	463	496	(6.7)	(5.6)	(1.1)
Total Oncology	1,898	1,517	25.1	23.8	1.3
DARZALEX®	317	163	94.5	92.0	2.5
IMBRUVICA®	512	349	46.7	44.7	2.0
VELCADE®	273	304	(10.2)	(11.2)	1.0
ZYTIGA®	669	582	14.9	14.2	0.7
Other Oncology	127	119	6.7	5.1	1.6
Pulmonary Hypertension	670	—	***	***	—
OPSUMIT®	259	—	***	***	—
TRACLEER®	210	—	***	***	—
UPTRAVI®	124	—	***	***	—
Other	77	—	***	***	—
Cardiovascular / Metabolism / Other	1,547	1,493	3.6	3.3	0.3
XARELTO®	635	529	20.0	20.0	—
INVOKANA®/ INVOKAMET®	265	328	(19.2)	(19.3)	0.1
PROCRIT®/ EPREX®	238	250	(4.8)	(5.8)	1.0
Other	409	386	6.0	5.6	0.4
Total Pharmaceutical Sales	$9,695	$8,400	15.4%	14.6%	0.8%
*Prior year amounts have been reclassified to conform to current year product disclosure.
**Percentage greater than 100% or not meaningful
***On June 16, 2017, the Company acquired Actelion.

Immunology products achieved operational growth of 5.3% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) and the U.S. launch of TREMFYA® (guselkumab). Immunology was negatively impacted by modest share loss and increased discounts/rebates of REMICADE® (infliximab) due to biosimilar competition.

The patents for REMICADE® (infliximab) in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Additional biosimilar competition will likely result in a further reduction in REMICADE® sales in markets outside the United States. The introduction of a biosimilar version of REMICADE® in the United States is subject to enforcement of patent rights, approval by the U.S. Food and Drug Administration (FDA) and compliance with the 180-day notice provisions of the Biologics Price Competition and Innovation Act. In April 2016, the FDA approved for sale in the United States an infliximab biosimilar to be marketed by a subsidiary of Pfizer Inc., which was launched in the United States in late 2016. In addition in April 2017, the FDA approved for sale in the United States an infliximab biosimilar to be marketed by Merck, which was launched in July 2017. Continued infliximab biosimilar competition in the U.S. market will result in a further reduction in U.S. sales of REMICADE®. The Company continues to assert REMICADE® related patent rights. See Note 11 to the Consolidated Financial Statements for a description of legal matters regarding the REMICADE® patents.

Infectious disease products experienced an operational decline of 5.3% as compared to the same period a year ago. Lower sales of OLYSIO® (simeprevir), vaccines and PREZISTA®/PREZCOBIX®/REZOLSTA® (darunavir/cobicistat) were partially offset by sales of EDURANT®/rilpivirine.

Neuroscience products achieved operational growth of 2.0% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®(paliperidone palmitate) were partially offset by lower sales of RISPERDAL CONSTA® (risperidone).

Oncology products achieved strong operational sales growth of 23.8% as compared to the same period a year ago. Contributors to the growth were strong sales of IMBRUVICA® (ibrutinib) and DARZALEX® (daratumumab) due to increased patient uptake and sales of ZYTIGA® (abiraterone acetate) driven by market growth. Several generic companies have filed petitions seeking to invalidate the ’438 patent for ZYTIGA®. If there is a launch of a generic version of ZYTIGA® following FDA approval it will likely result in a reduction in U.S. sales. See Note 11 to the Consolidated Financial Statements for a description of legal matters regarding ZYTIGA®.

Pulmonary Hypertension is a new therapeutic area which was established with the acquisition of Actelion on June 16, 2017. See Note 10 to the Consolidated Financial Statements for additional details regarding the acquisition.

Cardiovascular / Metabolism / Other products achieved operational growth of 3.3% as compared to the same period a year ago. Sales growth of XARELTO®(rivaroxaban) due to increased market share was partially offset by lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. primarily due to an increase in price discounts and market share decline driven by competitive pressure.

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2017 were $19.6 billion, an increase of 5.0% as compared to the same period a year ago, with operational growth of 5.3% and a negative currency impact of 0.3%. U.S. Medical Devices sales increased 4.3%. International Medical Devices sales increased by 5.7%, including an operational increase of 6.3% and a negative currency impact of 0.6%. In the fiscal nine months of 2017, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a positive 4.0%.

Major Medical Devices Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Surgery	$7,001	$6,909	1.3%	1.7%	(0.4)%
Advanced	2,733	2,609	4.8	5.3	(0.5)
General	3,293	3,260	1.0	1.4	(0.4)
Specialty	975	1,040	(6.3)	(6.4)	0.1
Orthopaedics	6,919	6,947	(0.4)	(0.2)	(0.2)
Hips	1,030	1,011	1.9	2.2	(0.3)
Knees	1,126	1,129	(0.3)	0.0	(0.3)
Trauma	1,947	1,915	1.7	1.8	(0.1)
Spine & Other	2,816	2,892	(2.6)	(2.3)	(0.3)
Vision Care	2,944	2,064	42.6	43.2	(0.6)
Contact Lenses/Other	2,236	2,064	8.3	8.9	(0.6)
Surgical	708	—	*	*	—
Cardiovascular	1,528	1,364	12.0	12.7	(0.7)
Diabetes Care	1,225	1,327	(7.7)	(7.7)	0.0
Diagnostics	1	66	**	**	**
Total Medical Devices Sales	$19,618	$18,677	5.0%	5.3%	(0.3)%
*On February 27, 2017, the Company acquired Abbott Medical Optics (AMO)
**On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics franchise)

The Medical Devices segment sales in the fiscal third quarter of 2017 were $6.6 billion, an increase of 7.1% as compared to the same period a year ago, with operational growth of 6.6% and a positive currency impact of 0.5%. U.S. Medical Devices sales increased 4.6%. International Medical Devices sales increased by 9.6%, including an operational increase of 8.6.% and a positive currency impact of 1.0%. In the fiscal third quarter of 2017, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a positive 5.4%.

Major Medical Devices Franchise Sales — Fiscal Third Quarters Ended

(Dollars in Millions)	October 1, 2017	October 2, 2016	Total Change	Operations Change	Currency Change
Surgery	$2,346	$2,284	2.7%	2.1%	0.6%
Advanced	923	884	4.4	3.9	0.5
General	1,105	1,063	4.0	3.2	0.8
Specialty	318	337	(5.6)	(5.9)	0.3
Orthopaedics	2,251	2,251	0.0	(0.8)	0.8
Hips	328	320	2.5	1.5	1.0
Knees	343	355	(3.4)	(4.4)	1.0
Trauma	662	637	3.9	3.1	0.8
Spine & Other	918	939	(2.2)	(2.8)	0.6
Vision Care	1,091	739	47.6	48.4	(0.8)
Contact Lenses/Other	800	739	8.3	9.1	(0.8)
Surgical	291	—	*	*	—
Cardiovascular	506	451	12.2	12.5	(0.3)
Diabetes Care	405	427	(5.2)	(6.9)	1.7
Diagnostics	—	7	**	**	**
Total Medical Devices Sales	$6,599	$6,159	7.1%	6.6%	0.5%
*On February 27, 2017, the Company acquired Abbott Medical Optics (AMO)
**On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise)

The Surgery franchise achieved operational sales growth of 2.1% as compared to the prior year fiscal third quarter. Operational growth in Advanced Surgery was primarily driven by endocutter, energy, including recent acquisitions, and biosurgery products. Operational growth in General Surgery was primarily driven by strong growth in sutures. Sales growth was partially offset by declines in mechanical products. The operational sales decline in Specialty Surgery was primarily driven by Advanced Sterilization, Sterilmed and aesthetic products.

The Orthopaedics franchise experienced an operational sales decline of 0.8% as compared to the prior year fiscal third quarter. The decline was primarily due to share loss in U.S. Spine, pricing and competitive pressures. This was partially offset by sales growth of trauma, sports medicine products and U.S. hips.

The Vision Care franchise achieved operational sales growth of 48.4% as compared to the prior year fiscal third quarter. Operational growth was driven by sales from the recent acquisition of AMO, with the majority of AMO sales in the surgical category, and new product launches in the contact lenses category.

The Cardiovascular franchise achieved strong operational sales growth of 12.5% as compared to the prior year fiscal third quarter. Strong operational growth in the electrophysiology business was driven by market growth and continued uptake of the THERMOCOOL SMARTTOUCH® Contact Force Sensing Catheter.

The Diabetes Care franchise experienced an operational sales decline of 6.9% as compared to the prior year fiscal third quarter primarily due to price declines and competitive pressure. Subsequent to the fiscal third quarter of 2017, the Company announced its decision to exit the Animas insulin pump business. Animas has selected Medtronic plc to facilitate a seamless transition for patients, caregivers and healthcare providers. The 2016 annual sales for Animas were approximately $0.2 billion. The Company is continuing to evaluate potential strategic options for LifeScan, Inc. and determine the best opportunity to drive future growth and maximize shareholder value.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2017 was $15.1 billion representing 26.9% of sales as compared to $15.5 billion in the fiscal nine months of 2016, representing 28.8% of sales. Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2017 was $4.8 billion representing 24.4% of sales as compared to $5.3 billion in the fiscal third quarter of 2016, representing 29.6% of sales. The decrease as a percent to sales in both periods was primarily due to higher amortization and other costs related to the recent acquisitions, primarily Actelion and AMO, higher investment spend and a higher restructuring charge of $0.1 billion. The fiscal nine months of 2017 also included an asset impairment charge of $0.2 billion primarily related to the insulin pump business. This was partially offset by favorable product mix and higher gains on divestitures of $0.4 billion and $0.3 billion, primarily related to the COMPEED® divestiture, in the fiscal third quarter and fiscal nine months of 2017, respectively, as compared to the same period a year ago. Additionally, the fiscal nine months of 2017 included a gain of $0.2 billion related to monetization of future royalty receivables and a higher gain of $0.2 billion related to the sale of certain investments in equity securities.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2017 increased to 32.2% from 30.0% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal third quarter of 2017 increased to 35.1% from 30.8% of sales as compared to the same period a year ago. The unfavorable increase in both periods was primarily driven by higher amortization expense and charges for inventory step-up related to the recent acquisitions partially offset by favorable currency impacts and product mix. The intangible asset amortization expense for the fiscal nine months of 2017 and 2016 was $1,886 million and $895 million, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2017 increased slightly to 27.4% from 27.2% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2017 increased to 27.5% from 26.8% of sales as compared to the same period a year ago primarily due to the investment in new products partially offset by favorable mix.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal nine months of 2017 increased to 12.3% of sales from 12.0% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal third quarter of 2017 increased to 13.1% from 12.2% of sales as compared to the same period a year ago. The increase in both periods in 2017 was primarily due to increased investment spending in the Pharmaceutical segment to advance the pipeline.

In-Process Research and Development (IPR&D)

During the fiscal nine months of 2016, the Company recorded a charge of $29 million for the discontinuation of a development program related to Crucell.

Interest (Income) Expense

Interest income in the fiscal nine months was higher than the same period a year ago due to higher average interest rates partially offset by lower cash, cash equivalents and marketable securities balances during the period. Interest income in the fiscal third quarter of 2017 was lower than the same period a year ago due to lower cash, cash equivalents and marketable securities balances during the period partially offset by higher average interest rates. The ending balance of cash, cash equivalents and current marketable securities was $16.2 billion at the end of the fiscal third quarter of 2017, which is a decrease of $24.2 billion as compared to the same period a year ago. The decrease in the balance of cash, cash equivalents and marketable securities was due to the use of cash for general corporate purposes including, acquisitions, primarily, the Actelion acquisition for $29.1 billion, net of cash acquired.

Interest expense in the fiscal nine months and fiscal third quarter of 2017 was higher as compared to the same periods a year ago. At the end of the fiscal third quarter of 2017, the Company’s debt position was $35.2 billion as compared to $27.0 billion the same period a year ago. The higher debt balance of approximately $8.2 billion was primarily due to increased borrowings. The Company increased borrowings, capitalizing on favorable terms in the capital markets. The proceeds of the borrowings were used for general corporate purposes, primarily the stock repurchase program.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal nine months of 2017 was favorable by $0.3 billion as compared to the same period a year ago. The fiscal nine months of 2017 included higher gains on divestitures, primarily COMPEED®, of $0.3 billion, a gain of $0.2 billion related to monetization of future royalty receivables, a higher gain of $0.2 billion related to the sale of certain investments in equity securities and lower litigation expense of $0.1 billion as compared to the same period a year ago. This was partially offset by $0.3 billion of acquisition costs related to Actelion and AMO, an asset impairment charge of $0.2 billion primarily related to the insulin pump business and a higher restructuring related charge of $0.2 billion as compared to the same period a year ago.

Other (income) expense, net for the fiscal third quarter of 2017 was favorable by $0.2 billion as compared to the same period a year ago. The fiscal third quarter of 2017 included higher gains on divestitures, primarily COMPEED®, of $0.4 billion. This was partially offset by $0.1 billion of acquisition costs related to Actelion and AMO and higher litigation expense of $0.1 billion as compared to the same period a year ago.

INCOME BEFORE TAX BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Consumer	$2,132	$1,816	$10,062	$9,875	21.2%	18.4%
Pharmaceutical	9,934	10,340	26,575	25,232	37.4	41.0
Medical Devices	3,938	4,041	19,618	18,677	20.1	21.6
Segment total	16,004	16,197	56,255	53,784	28.4	30.1
Less: Expenses not allocated to segments (1)	891	718
Worldwide total	$15,113	$15,479	$56,255	$53,784	26.9%	28.8%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Consumer	$878	$679	$3,356	$3,261	26.2%	20.8%
Pharmaceutical	2,857	3,309	9,695	8,400	29.5	39.4
Medical Devices	1,383	1,526	6,599	6,159	21.0	24.8
Segment operating profit	5,118	5,514	19,650	17,820	26.0	30.9
Less: Expenses not allocated to segments (1)	328	233
Worldwide income before tax	$4,790	$5,281	$19,650	$17,820	24.4%	29.6%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal nine months of 2017 was 21.2% versus 18.4% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal nine months of 2017 as compared to 2016 was attributable to higher gains on divestitures, primarily the divestiture of COMPEED® in 2017. Additionally, the fiscal nine months of 2016 were negatively impacted by operations in Venezuela. This was partially offset by higher selling, marketing and administrative expenses as compared to the prior year due to increased advertising and promotional spending and higher amortization expense in 2017 related to acquisitions.

The Consumer segment income before tax as a percent of sales in the fiscal third quarter of 2017 was 26.2% versus 20.8% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal third quarter of 2017 as compared to 2016 was attributable to higher gains on divestitures, primarily the divestiture of COMPEED® in 2017. This was partially offset by higher selling, marketing and administrative expenses as compared to the prior year due to increased advertising and promotional spending.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2017 was 37.4% versus 41.0% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2017 was primarily due to higher amortization expense and other costs related to the Actelion acquisition, lower gains on divestitures as compared to the prior year and a positive adjustment of $0.5 billion to previous reserve estimates in the fiscal nine months of 2016. This was partially offset by a gain of $0.2 billion in fiscal nine months of 2017 related to monetization of future royalty receivables and favorable product mix.

The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2017 was 29.5% versus 39.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2017 was primarily due to higher amortization expense and other costs related to the Actelion acquisition. This was partially offset by favorable product mix.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal nine months of 2017 was 20.1% versus 21.6% for the same period a year ago. The Medical Devices segment income before tax as a percent of sales in the fiscal third quarter of 2017 was 21.0% versus 24.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2017 as compared to 2016 was primarily due to an asset impairment charge of $0.2 billion primarily related to the insulin pump business, $0.2 billion of higher amortization expense and other acquisition costs related to AMO, $0.1 billion of higher restructuring and unfavorable transactional currency as compared to the fiscal nine months of 2016. This was partially offset by $0.2 billion of lower litigation expense in 2017. The decrease in the income before tax as a percent to sales for the fiscal third quarter of 2017 as compared to 2016 was primarily due to $0.1 billion of higher litigation expense, $0.1 billion of higher amortization expense and other acquisition costs related to AMO and $0.1 billion of higher restructuring as compared to the fiscal third quarter of 2016. Additionally, the fiscal third quarter of 2017 included higher investment spending to support new product launches.

Restructuring

The Company announced restructuring actions in its Medical Devices segment that are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018. Approximately $250 million in savings were realized in 2016 and approximately $200 million additional savings is expected in 2017. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.0 billion to $2.4 billion, most of which are expected to be incurred by the end of 2017. In the fiscal third quarter of 2017, the Company recorded a pre-tax charge of $187 million, of which $29 million is included in cost of products sold and $89 million is included in other (income) expense. In the fiscal nine months of 2017, the Company recorded a pre-tax charge of $476 million, of which $46 million is included in cost of products sold and $265 million is included in other (income) expense. Restructuring charges of $1.8 billion have been recorded since the restructuring was announced. See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the fiscal nine months of 2017 and 2016 were 20.5% and 17.8%, respectively. The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter, which has increased the effective tax rate by 1.4% for the first nine months of 2017 compared to the same period in 2016.  Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2016. These increases to the effective tax rate were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the fiscal nine months of 2017 and 2016, which reduced the effective tax rate by 2.1% and 2.2%, respectively.

As of October 1, 2017, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $15.7 billion at the end of the fiscal third quarter of 2017 as compared with $19.0 billion at the end of fiscal year 2016. The primary sources of cash were approximately $15.0 billion net cash generated from operating activities offset by $14.4 billion used by investing activities and $4.1 billion used by financing activities. In addition, the Company had $0.5 billion in marketable securities at the end of the fiscal third quarter of 2017 and $22.9 billion at the end of 2016.

Cash flow from operations of $15.0 billion was the result of $12.0 billion of net earnings, $4.8 billion of non-cash charges and other adjustments for depreciation and amortization, stock-based compensation and asset write-downs and a $0.3 billion increase in accounts payable and accrued liabilities. Cash flow from operations was reduced by $1.0 billion related to an increase in accounts receivable, inventories and of other assets, a decrease of $0.3 billion in other current and non current liabilities, a decrease in the deferred tax provision of $0.4 billion and $0.5 billion for the net gain on sale of assets/businesses.

Investing activities use of $14.4 billion of cash was primarily used for acquisitions of $34.7 billion and additions to property, plant and equipment of $2.0 billion. Investing activities also included a source of $21.7 billion from the net sales of investments in marketable securities and $0.7 billion of proceeds from the disposal of assets/businesses, net, primarily the divestiture of COMPEED®.

Financing activities use of $4.1 billion of cash was primarily used for dividends to shareholders of $6.7 billion and repurchase of common stock of $5.5 billion. Financing activities also included a source of $7.3 billion from the net proceeds of short and long-term debt and $0.9 billion of proceeds from stock options exercised/employee withholding tax on stock awards, net.

During the fiscal second quarter of 2017, the Company acquired Actelion Ltd. As of October 1, 2017, the Company paid $29.1 billion, net of cash acquired, representing 98.4% of the shares to which the offer was extended. The Company recorded a current liability of $0.5 billion for the shares not tendered as of October 1, 2017, which the Company expects to pay by the end of 2017 as it takes steps to acquire the remaining outstanding shares of Actelion. The Company used cash held by its foreign subsidiaries to pay for the acquisition.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2017, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires September 13, 2018, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.

In the fiscal third quarter of 2017, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a new shelf registration on February 27, 2017. In the fiscal first quarter of 2017, the Company issued bonds for a total of $4.5 billion for general corporate purposes.

On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. As of July 2, 2017, $10.0 billion was repurchased under the program and the program was completed. Shares acquired are available for general corporate purposes. The Company financed the share repurchase program through available cash and access to the capital markets.

Dividends

On July 17, 2017, the Board of Directors declared a regular cash dividend of $0.84 per share, payable on September 12, 2017 to shareholders of record as of August 29, 2017.

On October 19, 2017, the Board of Directors declared a regular cash dividend of $0.84 per share, payable on December 12, 2017 to shareholders of record as of November 28, 2017. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of October 1, 2017, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal nine months revenues, respectively.

The Belgian government will propose a change to its corporate tax code to Parliament, including a proposal to lower its statutory tax rate. If enacted, the proposed change would result in revaluation of the Company's deferred tax assets, with a corresponding charge to tax expense that may have a material effect on the Company’s results of operations for the period. Based on the deferred tax asset balances and foreign currency exchange rates as of October 1, 2017, the Company estimates for every 1% that the statutory tax is lowered there will be additional one-time tax expense of approximately $80-90 million.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. As of July 2, 2017, $10.0 billion was repurchased under the program and the program was completed.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2017. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 3, 2017 through July 30, 2017	2,074,038	133.16	—	—
July 31, 2017 through August 27, 2017	280,632	132.35	—	—
August 28, 2017 through October 1, 2017	3,456	133.13	—	—
Total	2,358,126		—

(1) During the fiscal third quarter of 2017, the Company repurchased an aggregate of 2,358,126 shares of Johnson & Johnson Common Stock in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2) As of July 2, 2017, an aggregate of 86,592,946 shares were purchased for a total of $10.0 billion since the inception of the repurchase program announced on October 13, 2015.

(3) As of July 2, 2017 the repurchase program was completed.

Item 6 — EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.

Exhibit 31.2 Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed with this document.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: November 2, 2017	By /s/ D. J. CARUSO
D. J. CARUSO
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)