Form 10-K
period 2017-12-31
JOHNSON & JOHNSON
filed 2018-02-21
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 1-3215
JOHNSON & JOHNSON
(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)
One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 524-0400
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00	New York Stock Exchange
4.75% Notes Due November 2019	New York Stock Exchange
0.250% Notes Due January 2022	New York Stock Exchange
0.650% Notes Due May 2024	New York Stock Exchange
5.50% Notes Due November 2024	New York Stock Exchange
1.150% Notes Due November 2028	New York Stock Exchange
1.650% Notes Due May 2035	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $355 billion.
On February 16, 2018, there were 2,682,901,553 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III:
Portions of registrant’s proxy statement for its 2018 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the "Proxy Statement"), are incorporated by reference to this report on Form 10-K (this "Report").

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

•
Increasingly aggressive and frequent challenges to the Company’s patents by competitors and others seeking to launch competing generic, biosimilar or other products, and increased receptivity of courts, the United States Patent and Trademark Office and other decision makers to such challenges, potentially resulting in loss of market exclusivity and rapid decline in sales for the relevant product;

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

•
Impact of significant litigation or government action adverse to the Company, including product liability claims and allegations related to pharmaceutical marketing practices and contracting strategies;

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
Risks Related to the Company’s Strategic Initiatives and Health Care Market Trends

•
Pricing pressures resulting from trends toward health care cost containment, including the continued consolidation among health care providers, trends toward managed care, the shift toward governments increasingly becoming the primary payers of health care expenses, and significant new entrants to the health care markets seeking to reduce costs;

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

•
The potential that the expected strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company, including the integration of Actelion Ltd., may not be realized or may take longer to realize than expected; and

•
The potential that the expected benefits and opportunities related to past and future restructuring actions may not be realized or may take longer to realize than expected, including due to any required consultation procedures relating to restructuring of workforce.

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
General
Johnson & Johnson and its subsidiaries (the Company) have approximately 134,000 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, which has more than 260 operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
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
Consumer
The Consumer segment includes a broad range of products used in the baby care, oral care, beauty, over-the-counter pharmaceutical, women’s health and wound care markets. Baby Care includes the JOHNSON’S® line of products. Oral Care includes the LISTERINE® product line. Major brands in Beauty include the AVEENO®; CLEAN & CLEAR®; DABAO™; JOHNSON’S® Adult; LE PETITE MARSEILLAIS®; NEUTROGENA®; RoC® and OGX® product lines. Over-the-counter medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; BENADRYL® and ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; and the PEPCID® line of acid reflux products. Major brands in Women’s Health outside of North America are STAYFREE® and CAREFREE® sanitary pads and o.b.® tampon brands. Wound Care brands include the BAND-AID® Brand Adhesive Bandages and NEOSPORIN® First Aid product lines. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world.
Pharmaceutical
The Pharmaceutical segment is focused on six therapeutic areas: Immunology (e.g., rheumatoid arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases and Vaccines (e.g., HIV/AIDS), Neuroscience (e.g., mood disorders and schizophrenia), Oncology (e.g., prostate cancer and hematologic malignancies), Cardiovascular and Metabolism (e.g., thrombosis and diabetes) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension), a new therapeutic area, which was established with the acquisition of Actelion in June 2017. Medicines in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI® (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA® (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis; STELARA® (ustekinumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis, and for adults with moderately to severely active Crohn's disease; EDURANT® (rilpivirine) and PREZISTA® (darunavir) and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV-1) in combination with other antiretroviral products; CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA®/TREVICTA® (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA® for at least four months; RISPERDAL CONSTA® (risperidone long-acting injection), for the treatment of schizophrenia and the maintenance treatment of Bipolar 1 Disorder in adults; VELCADE® (bortezomib), a treatment for multiple myeloma and for use in combination with rituximab, cyclophosphamide, doxorubicin and prednisone for the treatment of adult patients with previously untreated mantle cell lymphoma; ZYTIGA® (abiraterone acetate), used in combination with prednisone as a treatment for metastatic castration-resistant prostate cancer; IMBRUVICA® (ibrutinib), an oral, once-daily therapy approved for use in treating certain B-cell malignancies, or blood cancers, and Waldenström's Macroglobulinemia; DARZALEX® (daratumumab), for the treatment of relapsed/refractory multiple myeloma; PROCRIT®/ EPREX®, to stimulate red blood cell production; XARELTO® (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE; INVOKANA® (canagliflozin), for the treatment of adults with type 2 diabetes; INVOKAMET®/VOKANAMET® (canagliflozin/metformin HCl), a combination therapy of fixed doses of canagliflozin and metformin hydrochloride for the treatment of adults with type 2 diabetes; and INVOKAMET® XR (canagliflozin/metformin hydrochloride extended-release), a once-daily, fixed-dose combination therapy of canagliflozin and metformin hydrochloride extended-release, for the treatment of adults with type 2 diabetes; OPSUMIT® (macitentan) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI® (selexipag), the only approved oral, selective IP receptor agonist targeting a prostacyclin pathway in PAH. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
Medical Devices
The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, cardiovascular, diabetes care and eye health fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics. They include orthopaedic products; general surgery, biosurgical, endomechanical and energy products; electrophysiology products to treat cardiovascular disease; sterilization and disinfection products to reduce surgical infection; diabetes care products, such as blood glucose monitoring; and vision care products such as disposable contact lenses and ophthalmic products related to cataract and laser refractive surgery.
Geographic Areas
The business of Johnson & Johnson is conducted by more than 260 operating companies located in more than 60 countries, including the U.S., which sell products in virtually all countries throughout the world. The products made and sold in the international business include many of those described above under “– Segments of Business – Consumer,” “– Pharmaceutical” and “– Medical Devices.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include those developed in the U.S. and by subsidiaries abroad.
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
Sales of the Company’s largest product, REMICADE® (infliximab), accounted for approximately 8.3% of the Company's total net trade sales for fiscal 2017.

There are two sets of patents related specifically to REMICADE®. The first set of patents is co-owned by Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, and NYU Langone Medical Center (NYU). Janssen Biotech, Inc. has an exclusive license to NYU's interests in the patents. These patents have expired in all countries outside the United States. In the United States, the one remaining patent, which expires in September 2018, stands rejected following reexamination proceedings instituted by a third party in the United States Patent and Trademark Office (USPTO). The patent has also been held invalid by the Federal District Court in the District of Massachusetts. In January 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the invalidity of the remaining patent.

The second set of patents specifically related to REMICADE® was granted to The Kennedy Institute of Rheumatology in Europe, Canada, Australia and the United States. Janssen Biotech, Inc. has licenses (exclusive for human anti-TNF antibodies and semi-exclusive for non-human anti-TNF antibodies) to these patents, which expired in 2017 outside of the United States and will expire in August 2018 in the United States. Certain of these patents have been successfully challenged and invalidated, and others are under review in various patent offices around the world and are also subject to litigation in Canada.

The Company does not expect that any extensions will be available for the above described patents specifically related to REMICADE®. In the United States, a biosimilar version of REMICADE® was introduced in 2016, and additional competitors continue to enter the market. For a more extensive description of legal matters regarding the patents related to REMICADE®, see Note 21 “Legal Proceedings – Intellectual Property – Pharmaceutical – REMICADE® Related Cases” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

In addition to competing in the immunology market with REMICADE®, the Company is currently marketing STELARA® (ustekinumab), SIMPONI® (golimumab), SIMPONI ARIA® (golimumab) and TREMFYA® (guselkumab), next generation immunology products with remaining patent lives of up to six years.
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
Research and Development
Research activities represent a significant part of the Company’s businesses. Research and development expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. Worldwide costs of research and development activities amounted to $10.6 billion, $9.1 billion and $9.0 billion for fiscal years 2017, 2016 and 2015, respectively. Research facilities are located in the United States, Belgium, Brazil, Canada, China, France, Germany, Israel, Japan, the Netherlands, Switzerland and the United Kingdom with additional R&D support in over 30 other countries.
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

Regulation
The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the U.S., the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the FDA) continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S. The new medical device regulatory framework and the new privacy regulations in Europe are examples of such increased regulation.
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
U.S. government agencies continue to implement the extensive requirements of the Patient Protection and Affordable Care Act (the ACA). These have both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of the ACA, and potential modification or repeal of ACA provisions, will ultimately affect the industry.
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
Further, the Company relies on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes such as those resulting from Brexit, that may affect sourcing, supply and pricing of materials used in the Company's products. These processes also are subject to lengthy regulatory approvals.
Available Information
The Company’s main corporate website address is www.jnj.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the SEC), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling 1-800-950-5089. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/sec.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. In addition, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory, Compliance & Government Affairs Committee and the Science, Technology & Sustainability Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/gov.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on the Company’s website is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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
The Company’s largest product, REMICADE® (infliximab), is experiencing biosimilar competition, which will result in a reduction in U.S. sales of REMICADE®.
The Company has experienced significant challenges to patents covering its largest product, REMICADE® (infliximab) (accounting for approximately 8.3% of the Company’s total net trade sales for fiscal 2017), and continues to assert certain patents related to the product. In the United States, a biosimilar version of REMICADE® was introduced in 2016, and additional competitors continue to enter the market. Sales of infliximab biosimilars in the U.S. market will result in a continued reduction in U.S. sales of REMICADE®.
Global sales in the Company’s pharmaceutical and medical devices segments may be negatively impacted by healthcare reforms and increasing pricing pressures.
Sales of the Company’s pharmaceutical and medical device products are significantly affected by reimbursements by third-party payers such as government healthcare programs, private insurance plans and managed care organizations. As part of various efforts to contain healthcare costs, these payers are putting downward pressure on prices at which products will be reimbursed. In the United States, increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, in part due to continued consolidation among health care providers, could result in further pricing pressures. In addition, increased political scrutiny could result in additional pricing pressures. Outside the United States, numerous major markets, including the EU and Japan, have pervasive government involvement in funding healthcare and, in that regard, directly or indirectly impose price controls, limit access to, or reimbursement for, the Company’s products, or reduce the value of its intellectual property protection.
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
Concerns about product safety, whether raised internally or by litigants, regulators or consumer advocates, and whether or not based on scientific evidence, can result in safety alerts, product recalls, governmental investigations, regulatory action on the part of the FDA (or its counterpart in other countries), private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in the Company’s products. Product recalls have in the past, and could in the future, prompt government investigations and inspections, the shutdown of manufacturing facilities, continued product shortages and related sales declines, significant remediation costs, reputational damage, possible civil penalties and criminal prosecution.
Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
Changes in tax laws or regulations could negatively impact the Company’s effective tax rate and results of operations. On December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act (the TCJA), which resulted in the revaluation of the Company’s U.S. related deferred tax assets and liabilities and had an impact on the Company’s Consolidated Statement of Earnings. The TCJA introduces significant changes to U.S. corporate income tax law that will have a meaningful impact on the

Company’s provision for income taxes. Accounting for the income tax effects of the TCJA requires significant judgments to be made in interpreting its provisions. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company made reasonable estimates of the effects and recorded provisional amounts in the financial statements for fiscal year 2017. These provisional amounts are based on the Company’s initial analysis of the TCJA as of January 18, 2018. Anticipated guidance from the U.S. Treasury about implementing the TCJA, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCJA, may result in adjustments to these estimates which could materially affect the Company’s financial position and results of operations as well as the effective tax rate in the period in which the adjustments are made.

The government in Switzerland is currently considering tax reform legislation, which could have a material impact on the Company’s effective tax rate if enacted into law.

The Company conducts business and files tax returns in numerous countries and is addressing tax audits and disputes with many tax authorities. In connection with the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting (BEPS) project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

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
The Company has faced increasing patent challenges from third parties seeking to manufacture and market generic and biosimilar versions of the Company's key pharmaceutical products prior to expiration of the applicable patents covering those products. In the United States, manufacturers of generic versions of innovative human pharmaceutical products may challenge the validity, or claim non-infringement, of innovator products through the Abbreviated New Drug Application, or ANDA, process with the FDA. The Biologics Price Competition and Innovation Act (BPCIA), enacted in 2010, which created a new regulatory pathway for the approval by the FDA of biosimilar alternatives to innovator-developed biological products, also created mechanisms for biosimilar applicants to challenge the patents on the innovator biologics. The inter partes review (IPR) process with the USPTO, created under the 2011 America Invents Act, is also being used by competitors to challenge patents held by the Company’s subsidiaries. For example, the key patent for ZYTIGA® is currently subject to patent litigation, and the USPTO has issued a decision invalidating that patent in a related IPR action.
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
The Company faces substantial competition in all three operating segments and in all geographic markets. The Company’s businesses compete with companies of all sizes on the basis of cost-effectiveness, technological innovations, intellectual property rights, product performance, real or perceived product advantages, pricing and availability and rate of reimbursement. The Company also competes with other market participants in securing rights to acquisitions, collaborations and licensing agreements with third parties. Competition for rights to product candidates and technologies may result in significant investment and acquisition costs and onerous agreement terms for the Company. Competitors’ development of more effective or less costly products, and/or their ability to secure patent and other intellectual property rights and successfully market products ahead of the Company, could negatively impact sales of the Company’s existing products as well as its ability to bring new products to market despite significant prior investment in the related product development.
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
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving health care needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 22% of 2017 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.
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
Foreign Currency Exchange: In fiscal 2017, approximately 48% of the Company’s sales occurred outside of the U.S., with approximately 22% in Europe, 8% in the Western Hemisphere, excluding the U.S., and 18% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.
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
Anti-Bribery and Other Regulations: The Company is subject to various federal and foreign laws that govern its international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. publicly traded companies from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the Company obtain or retain business or gain any improper advantage. The Company’s business is heavily regulated and therefore involves significant interaction with foreign officials. Also, in many countries outside the U.S., the health care providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities; therefore, the Company’s interactions with these prescribers and purchasers are subject to regulation under the FCPA. In addition to the U.S. application and enforcement of the FCPA, various jurisdictions in which the Company operates have laws and regulations, including the U.K Bribery Act 2010, aimed at preventing and penalizing corrupt and anticompetitive behavior. Enforcement activities under these laws could subject the Company to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions, and administrative remedies, including exclusion from health care programs.

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
The Company’s manufacture of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company's subsidiaries operate 125 manufacturing facilities as well as sourcing from hundreds of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, political unrest and terrorist attacks. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.
An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation
To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third party providers have required capabilities and controls, to address this risk. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.PROPERTIES
The Company's subsidiaries operate 125 manufacturing facilities occupying approximately 21.9 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	6,787
Pharmaceutical	7,304
Medical Devices	7,782
Worldwide Total	21,873
Within the United States, seven facilities are used by the Consumer segment, six by the Pharmaceutical segment and 27 by the Medical Devices segment. Outside of the United States, 30 facilities are used by the Consumer segment, 16 by the Pharmaceutical segment and 39 by the Medical Devices segment.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	40	6,300
Europe	37	7,939
Western Hemisphere, excluding U.S.	14	2,800
Africa, Asia and Pacific	34	4,834
Worldwide Total	125	21,873
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
The Company is committed to maintaining all of its properties in good operating condition.
McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) (McNEIL-PPC) continues to operate under a consent decree, signed in 2011 with the FDA, which governs certain McNeil Consumer Healthcare manufacturing operations, and requires McNEIL-PPC to remediate the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico (the "Consent Decree"). Following FDA inspections in 2015, McNEIL-PPC received notifications from the FDA that all three manufacturing facilities are in conformity with applicable laws and regulations, and commercial production has restarted.
Under the Consent Decree, after receiving notice from the FDA of being in compliance with applicable laws and regulations, each of the three facilities is subject to a five-year audit period by a third-party cGMP expert. Thus, a third-party expert will continue to reassess the sites at various times until at least 2020.
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
Information with regard to the directors of the Company, including information for Alex Gorsky, who is also an executive officer, is incorporated herein by reference to the material captioned “Item 1. Election of Directors” in the Proxy Statement.

Name	Age	Position
Dominic J. Caruso	60	Member, Executive Committee; Executive Vice President; Chief Financial Officer (a)
Joaquin Duato	55	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Pharmaceuticals(b)
Peter M. Fasolo	55	Member, Executive Committee; Executive Vice President, Chief Human Resources Officer(c)
Alex Gorsky	57	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer
Jorge Mesquita	56	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Consumer(d)
Sandra E. Peterson	59	Member, Executive Committee; Executive Vice President, Group Worldwide Chairman(e)
Paulus Stoffels	56	Member, Executive Committee; Executive Vice President, Chief Scientific Officer(f)
Michael H. Ullmann	59	Member, Executive Committee; Executive Vice President, General Counsel(g)

(a)
Mr. D. J. Caruso joined the Company in 1999 when the Company acquired Centocor, Inc., where he was Senior Vice President, Finance. Mr. Caruso was named Vice President, Finance of Ortho-McNeil Pharmaceutical, Inc., a subsidiary of the Company, in 2001, and Vice President, Group Finance of the Company’s Medical Devices and Diagnostics Group in 2003. In 2005, Mr. Caruso was named Vice President of the Company’s Group Finance organization. Mr. Caruso became a member of the Executive Committee and Vice President, Finance and Chief Financial Officer in 2007. In April 2016, he was named Executive Vice President, Chief Financial Officer. Mr. Caruso has responsibility for financial and investor relations activities, as well as the Company’s procurement organization.

(b)
Mr. J. Duato joined the Company in 1989 with Janssen-Farmaceutica S.A. (Spain) and in 1997 became Managing Director of Janssen-Cilag S.p.A. (Italy). In 2000, he led Ortho Biotech Europe before relocating to the United States in 2002 to serve as Vice President, and, in 2005, President of Ortho Biotech Inc. In 2008, he was named Company Group Chairman, Ortho-Clinical Diagnostics, and in 2009, Company Group Chairman, Pharmaceuticals, where he oversaw pharmaceutical product launches and the major therapeutic franchises in Canada, the United States and Latin America. In 2011, he was named Worldwide Chairman, Pharmaceuticals, responsible for the global commercial businesses of the Janssen Pharmaceutical Companies, including functional support for the research & development organizations. In April 2016, Mr. Duato became a member of the Executive Committee and was named Executive Vice President, Worldwide Chairman, Pharmaceuticals.

(c)
Dr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company, and was subsequently named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in 2010 as the Vice President, Global Human Resources, and in 2011, he became a member of the Executive Committee. In April 2016, he was named Executive Vice President, Chief Human Resources Officer. Mr. Fasolo has responsibility for global talent, recruiting, diversity, compensation, benefits, employee relations and all aspects of human resources for the Company.

(d)
Mr. J. Mesquita joined the Company in 2014 as Worldwide Chairman, Consumer. Prior to joining the Company, he served in various marketing and leadership capacities across Latin America, including roles in Oral Care and Beauty at The Procter & Gamble Company from 1984 to 2013. In April 2016, Mr. Mesquita became a member of the Executive Committee and was named as Executive Vice President, Worldwide Chairman, Consumer.

(e)
Ms. S. E. Peterson joined the Company in 2012 as Group Worldwide Chairman and a member of the Executive Committee. Prior to joining the Company, Ms. Peterson was Chairman and Chief Executive Officer of Bayer CropScience AG in Germany, previously serving as President and Chief Executive Officer of Bayer Medical Care and President of Bayer HealthCare AG's Diabetes Care Division. Before joining Bayer in 2005, Ms. Peterson held a number of leadership roles at Medco Health Solutions (previously known as Merck-Medco). In April 2016, Ms. Peterson was named Executive Vice President, Group Worldwide Chairman of Johnson & Johnson. Ms. Peterson is responsible for the Company’s consumer-facing businesses, including the consumer family of companies and the consumer medical device businesses; the Company’s medical device businesses; and for supply chain, quality, information technology, and design across the enterprise.

(f)
Dr. P. Stoffels joined the Company in 2002 with the acquisition of Tibotec Virco NV, where he was Chief Executive Officer of Virco NV and Chairman of Tibotec NV. In 2005, he was appointed Company Group Chairman, Global Virology. In 2006, he assumed the role of Company Group Chairman, Pharmaceuticals, with responsibility for worldwide research and development for the Central Nervous System and Internal Medicine Franchises. Dr. Stoffels was appointed Global Head, Research & Development, Pharmaceuticals in 2009, and in 2011, became Worldwide Chairman, Pharmaceuticals, with responsibility for the Company's therapeutic pipeline through global research and development and strategic business development. In 2012, Dr. Stoffels was appointed Chief Scientific Officer, with responsibility for enterprise-wide innovation and product safety, and became a member of the Executive Committee. In April 2016, Dr. Stoffels was named Executive Vice President, Chief Scientific Officer. He is responsible for the Company’s innovation pipeline across the pharmaceutical, medical devices and consumer segments and steers the Company’s global public health strategy.

(g)
Mr. M. H. Ullmann joined the Company in 1989 as a corporate attorney in the Law Department.  He was appointed Corporate Secretary in 1999 and served in that role until 2006.  During that time, he also held various management positions in the Law Department.  In 2006, he was named General Counsel, Medical Devices and Diagnostics and was appointed Vice President, General Counsel and became a member of the Executive Committee in 2012. In April 2016, Mr. Ullmann was named Executive Vice President, General Counsel. Mr. Ullmann has worldwide responsibility for legal, government affairs & policy, global security, aviation and health care compliance & privacy.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 16, 2018, there were 147,484 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources – Dividends” and “— Other Information — Common Stock Market Prices”; Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.
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
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2017. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2017 through October 29, 2017	335,583	$141.89	-	-
October 30, 2017 through November 26, 2017	2,139,701	139.98	-	-
November 27, 2017 through December 31, 2017	3,318,630	141.06	-	-
Total	5,793,914

(1)
During the fiscal fourth quarter of 2017, the Company repurchased an aggregate of 5,793,914 shares of Johnson & Johnson Common Stock in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)
As of July 2, 2017, the share repurchase program was completed with an aggregate of 86,592,946 shares purchased for a total of $10.0 billion since the inception of the repurchase program announced on October 13, 2015.

Item 6.	SELECTED FINANCIAL DATA

Summary of Operations and Statistical Data 2007-2017

(Dollars in Millions Except Per Share Amounts)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
Sales to customers — U.S.	$39,863	37,811	35,687	34,782	31,910	29,830	28,908	29,450	30,889	32,309	32,444
Sales to customers — International	36,587	34,079	34,387	39,549	39,402	37,394	36,122	32,137	31,008	31,438	28,651
Total sales	76,450	71,890	70,074	74,331	71,312	67,224	65,030	61,587	61,897	63,747	61,095
Cost of products sold	25,354	21,685	21,536	22,746	22,342	21,658	20,360	18,792	18,447	18,511	17,751
Selling, marketing and administrative expenses	21,420	19,945	21,203	21,954	21,830	20,869	20,969	19,424	19,801	21,490	20,451
Research and development expense	10,554	9,095	9,046	8,494	8,183	7,665	7,548	6,844	6,986	7,577	7,680
In-process research and development	408	29	224	178	580	1,163	—	—	—	181	807
Interest income	(385)	(368)	(128)	(67)	(74)	(64)	(91)	(107)	(90)	(361)	(452)
Interest expense, net of portion capitalized	934	726	552	533	482	532	571	455	451	435	296
Other (income) expense, net	183	484	(2,064)	(70)	2,498	1,626	2,743	(768)	(526)	(1,015)	534
Restructuring	309	491	509	—	—	—	569	—	1,073	—	745
	58,777	52,087	50,878	53,768	55,841	53,449	52,669	44,640	46,142	46,818	47,812
Earnings before provision for taxes on income	$17,673	19,803	19,196	20,563	15,471	13,775	12,361	16,947	15,755	16,929	13,283
Provision for taxes on income	16,373	3,263	3,787	4,240	1,640	3,261	2,689	3,613	3,489	3,980	2,707
Net earnings	1,300	16,540	15,409	16,323	13,831	10,514	9,672	13,334	12,266	12,949	10,576
Add: Net loss attributable to noncontrolling interest	—	—	—	—	—	339	—	—	—	—	—
Net earnings attributable to Johnson & Johnson	1,300	16,540	15,409	16,323	13,831	10,853	9,672	13,334	12,266	12,949	10,576
Percent of sales to customers	1.7%	23.0	22.0	22.0	19.4	16.1	14.9	21.7	19.8	20.3	17.3
Diluted net earnings per share of common stock (1)	$0.47	5.93	5.48	5.70	4.81	3.86	3.49	4.78	4.40	4.57	3.63
Percent return on average shareholders’ equity	2.0%	23.4	21.9	22.7	19.9	17.8	17.0	24.9	26.4	30.2	25.6
Percent increase (decrease) over previous year:
Sales to customers	6.3%	2.6	(5.7)	4.2	6.1	3.4	5.6	(0.5)	(2.9)	4.3	14.6
Diluted net earnings per share	(92.1)%	8.2	(3.9)	18.5	24.6	10.6	(27.0)	8.6	(3.7)	25.9	(2.7)
Supplementary balance sheet data:
Property, plant and equipment, net	17,005	15,912	15,905	16,126	16,710	16,097	14,739	14,553	14,759	14,365	14,185
Additions to property, plant and equipment	3,279	3,226	3,463	3,714	3,595	2,934	2,893	2,384	2,365	3,066	2,942
Total assets	157,303	141,208	133,411	130,358	131,754	121,347	113,644	102,908	94,682	84,912	80,954
Long-term debt	30,675	22,442	12,857	15,122	13,328	11,489	12,969	9,156	8,223	8,120	7,074
Operating cash flow	21,056	18,767	19,569	18,710	17,414	15,396	14,298	16,385	16,571	14,972	15,022
Common stock information
Dividends paid per share	$3.32	3.15	2.95	2.76	2.59	2.40	2.25	2.11	1.93	1.795	1.62
Shareholders’ equity per share	22.43	26.02	25.82	25.06	26.25	23.33	20.95	20.66	18.37	15.35	15.25
Market price per share (year-end close)	$139.72	115.21	102.72	105.06	92.35	69.48	65.58	61.85	64.41	58.56	67.38
Average shares outstanding (millions)
— basic	2,692.0	2,737.3	2,771.8	2,815.2	2,809.2	2,753.3	2,736.0	2,751.4	2,759.5	2,802.5	2,882.9
— diluted	2,745.3	2,788.9	2,812.9	2,863.9	2,877.0	2,812.6	2,775.3	2,788.8	2,789.1	2,835.6	2,910.7
Employees (thousands)	134.0	126.4	127.1	126.5	128.1	127.6	117.9	114.0	115.5	118.7	119.2
(1) Attributable to Johnson & Johnson

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Organization and Business Segments
Description of the Company and Business Segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 134,000 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices. The Consumer segment includes a broad range of products used in the baby care, oral care, beauty, over-the-counter pharmaceutical, women’s health and wound care markets. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including immunology, infectious diseases, neuroscience, oncology, pulmonary hypertension, and cardiovascular and metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, cardiovascular, diabetes care and vision care fields which are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
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

Management’s Objectives
With “Our Credo” as the foundation, the Company’s purpose is to blend heart, science and ingenuity to profoundly change the trajectory of health for humanity. The Company is committed to bringing its full breadth and depth to ensure health for people today and for future generations. United around this common ambition, the Company is poised to fulfill its purpose and successfully meet the demands of the rapidly evolving markets in which it competes.
The Company is broadly based in human healthcare, and is committed to creating value by developing accessible, high quality, innovative products and services. New products introduced within the past five years accounted for approximately 22% of 2017 sales. In 2017, $10.6 billion was invested in research and development and $35.2 billion spent on acquisitions, reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly change the trajectory of health for humanity.
A critical driver of the Company’s success, is the 134,000 diverse employees that work across more than 260 operating companies, which are located in more than 60 countries. Employees are empowered and inspired to lead with the Company’s Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company's purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise, enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Results of Operations
Analysis of Consolidated Sales
In 2017, worldwide sales increased 6.3% to $76.5 billion, compared to an increase of 2.6% in 2016 and a decrease of 5.7% in 2015. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2017	2016	2015
Volume	8.0%	3.2%	1.2%
Price	(2.0)	0.7	0.6
Currency	0.3	(1.3)	(7.5)
Total	6.3%	2.6%	(5.7)%

In 2017, the net impact of acquisitions and divestitures on the worldwide sales growth was a positive impact of 3.6%. In 2016, acquisitions and divestitures had a negative impact of 1.1% on the worldwide sales growth and competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 0.8% on the worldwide sales growth. Operations in Venezuela negatively impacted the worldwide sales growth 0.3%. In 2015, the introduction of competitive products to the Company's Hepatitis C products, OLYSIO®/SOVRIAD® (simeprevir) and INCIVO® (telaprevir), had a negative impact of 2.7% on the worldwide sales growth. In 2015, the impact of acquisitions and divestitures on the worldwide sales growth was negative 2.0%.
Sales by U.S. companies were $39.9 billion in 2017, $37.8 billion in 2016 and $35.7 billion in 2015. This represents increases of 5.4% in 2017, 6.0% in 2016 and 2.6% in 2015. Sales by international companies were $36.6 billion in 2017, $34.1 billion in 2016 and $34.4 billion in 2015. This represents an increase of 7.4% in 2017, and decreases of 0.9% in 2016, and 13.1% in 2015.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 2.6%, 6.0% and (0.4)%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 2.3%, 2.1% and 2.5%, respectively.
In 2017, sales by companies in Europe achieved growth of 8.6% as compared to the prior year, including operational growth of 7.2% and a positive currency impact of 1.4%. Sales by companies in the Western Hemisphere (excluding the U.S.) achieved growth of 5.4% as compared to the prior year, including operational growth of 2.8% and a positive currency impact of 2.6%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 6.7% as compared to the prior year, including operational growth of 7.5% partially offset by a negative currency impact of 0.8%.
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
In 2017, the Company had two wholesalers distributing products for all three segments that represented approximately 14.0% and 10.0% of the total consolidated revenues. In 2016, the Company had two wholesalers distributing products for all three segments that represented approximately 13.5% and 10.7% of the total consolidated revenues. In 2015, the Company had one wholesaler distributing products for all three segments that represented approximately 12.5% of the total consolidated revenues.

Analysis of Sales by Business Segments
Consumer Segment
Consumer segment sales in 2017 were $13.6 billion, an increase of 2.2% from 2016, which included 1.3% operational growth and a positive currency impact of 0.9%. U.S. Consumer segment sales were $5.6 billion, an increase of 2.7%. International sales were $8.0 billion, an increase of 1.9%, which included 0.4% operational growth and a positive currency impact of 1.5%. In 2017, acquisitions and divestitures had a net positive impact of 1.8% on the operational sales growth of the worldwide Consumer segment.
Major Consumer Franchise Sales:

				% Change
(Dollars in Millions)	2017	2016	2015	’17 vs. ’16	’16 vs. ’15
Beauty	$4,200	3,897	3,633	7.8%	7.3
OTC	4,126	3,977	3,895	3.7	2.1
Baby Care	1,916	2,001	2,157	(4.2)	(7.2)
Oral Care	1,531	1,568	1,580	(2.4)	(0.8)
Women’s Health	1,050	1,067	1,200	(1.6)	(11.1)
Wound Care/Other	779	797	1,042	(2.3)	(23.5)
Total Consumer Sales	$13,602	13,307	13,507	2.2%	(1.5)

The Beauty franchise sales of $4.2 billion increased 7.8% as compared to the prior year. Growth was primarily driven by the inclusion of sales from the recent acquisitions, Vogue International LLC and Dr. Ci: Labo, as well as sales growth of NEUTROGENA® products.
The Over-the-Counter (OTC) franchise sales of $4.1 billion increased 3.7% as compared to the prior year. Growth was primarily driven by analgesic products in the U.S., upper respiratory products outside the U.S., sales from the recent acquisition of Rhinocort and anti-smoking aids.
The Baby Care franchise sales were $1.9 billion in 2017, a decrease of 4.2% compared to the prior year, primarily due to competitive pressure.
The Oral Care franchise sales were $1.5 billion in 2017, a decrease of 2.4% as compared to the prior year, primarily driven by category declines and competitive pressure partially offset by new product launches outside the U.S.
The Women’s Health franchise sales were $1.1 billion in 2017, a decrease of 1.6% as compared to the prior year, primarily due to category declines in EMEA and share loss in Brazil.
The Wound Care/Other franchise sales were $0.8 billion in 2017, a decrease of 2.3% as compared to the prior year, primarily due to private label competitive pressure in the U.S. partially offset by BAND-AID® new product launches outside the U.S.
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

Pharmaceutical Segment
Pharmaceutical segment sales in 2017 were $36.3 billion, an increase of 8.3% from 2016, which included operational growth of 8.0% and a positive currency impact of 0.3%. U.S. sales were $21.5 billion, an increase of 6.7%. International sales were $14.8 billion, an increase of 10.8%, which included 10.1% operational growth and a positive currency impact of 0.7%. In 2017, acquisitions and divestitures had a net positive impact of 3.8% on the operational sales growth of the worldwide Pharmaceutical segment. Adjustments to previous reserve estimates, as compared to the prior year, negatively impacted the reported Pharmaceutical segment operational growth by approximately 1.8%, primarily in the Immunology and Cardiovascular/Metabolism/Other therapeutic areas.

Major Pharmaceutical Therapeutic Area Sales:*

				% Change
(Dollars in Millions)	2017	2016	2015	’17 vs. ’16	’16 vs. ’15
Total Immunology	$12,244	11,968	10,402	2.3%	15.1
REMICADE®	6,315	6,966	6,561	(9.3)	6.2
SIMPONI®/SIMPONI ARIA®	1,833	1,745	1,328	5.0	31.4
STELARA®	4,011	3,232	2,474	24.1	30.6
Other Immunology	85	25	39	**	(35.9)
Total Infectious Diseases	3,154	3,208	3,656	(1.7)	(12.3)
EDURANT®/rilpivirine	714	573	410	24.6	39.8
PREZISTA®/ PREZCOBIX®/REZOLSTA®/SYMTUZA®	1,821	1,851	1,810	(1.6)	2.3
Other Infectious Diseases	619	784	1,436	(21.0)	(45.4)
Total Neuroscience	5,986	6,085	6,259	(1.6)	(2.8)
CONCERTA®/methylphenidate	791	863	821	(8.3)	5.1
INVEGA SUSTENNA®/XEPLION®/TRINZA®/TREVICTA®	2,569	2,214	1,830	16.0	21.0
RISPERDAL CONSTA®	805	893	970	(9.9)	(7.9)
Other Neuroscience	1,821	2,115	2,638	(13.9)	(19.8)
Total Oncology	7,258	5,807	4,695	25.0	23.7
DARZALEX®	1,242	572	20	**	**
IMBRUVICA®	1,893	1,251	689	51.3	81.6
VELCADE®	1,114	1,224	1,333	(9.0)	(8.2)
ZYTIGA®	2,505	2,260	2,231	10.8	1.3
Other Oncology	504	500	422	0.8	18.5
Pulmonary Hypertension	1,327	—	—	***	***
OPSUMIT®	573	—	—	***	***
TRACLEER®	403	—	—	***	***
UPTRAVI®	263	—	—	***	***
Other	88	—	—	***	***
Cardiovascular / Metabolism / Other	6,287	6,396	6,418	(1.7)	(0.3)
XARELTO®	2,500	2,288	1,868	9.3	22.5
INVOKANA®/ INVOKAMET®	1,111	1,407	1,308	(21.0)	7.6
PROCRIT®/EPREX®	972	1,105	1,068	(12.0)	3.5
Other	1,704	1,596	2,174	6.8	(26.6)
Total Pharmaceutical Sales	$36,256	33,464	31,430	8.3%	6.5
* Prior year amounts have been reclassified to conform to current year presentation.
** Percentage greater than 100% or not meaningful
***Products acquired from Actelion on June 16, 2017

Immunology products achieved sales of $12.2 billion in 2017, representing an increase of 2.3% as compared to the prior year. Growth was driven by strong uptake of STELARA® (ustekinumab), the launch of TREMFYA® (guselkumab) and sales growth of SIMPONI®/SIMPONI ARIA® (golimumab) outside the U.S. Lower sales of REMICADE® (infliximab) were due to increased discounts/rebates and biosimilar competition.
The patents for REMICADE® (infliximab) in certain countries in Europe expired in February 2015. Biosimilar versions of REMICADE® have been introduced in certain markets outside the United States, resulting in a reduction in sales of REMICADE® in those markets. Additional biosimilar competition will likely result in a further reduction in REMICADE® sales in markets outside the United States. In the United States, a biosimilar version of REMICADE® was introduced in 2016, and additional competitors continue to enter the market. Continued infliximab biosimilar competition in the U.S. market will result in a further reduction in U.S. sales of REMICADE®. The Company continues to assert REMICADE® related patent rights. See Note 21 to the Consolidated Financial Statements for a description of legal matters regarding the REMICADE® patents.
Infectious disease products sales were $3.2 billion, a decline of 1.7% from 2016. Lower sales of OLYSIO® (simeprevir), vaccines and PREZISTA® (darunavir/cobicistat) were partially offset by sales growth of EDURANT®/rilpivirine, PREZCOBIX®/REZOLSTA® and the launch of SYMTUZA®.
Neuroscience products sales were $6.0 billion, a decrease of 1.6% from 2016. Lower sales of RISPERDAL CONSTA® (risperidone) and CONCERTA®/methylphenidate as well as the impact of divestitures were partially offset by strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®/TREVICTA®(paliperidone palmitate) long-acting injectables.
Oncology products achieved sales of $7.3 billion in 2017, representing an increase of 25.0% as compared to the prior year. Contributors to the growth of Oncology products were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) driven by market share and market growth and sales of ZYTIGA® (abiraterone acetate) driven by market growth. Several generic companies are challenging the remaining patent for ZYTIGA® in the USPTO and in the United States District Court for the District of New Jersey. The Company is appealing a decision by the USPTO invalidating this patent, and the parties are awaiting a decision on a motion for summary judgment of non-infringement filed by the generic companies. In the event that the rulings are unfavorable to the Company, a generic launch is expected to follow. If there is a launch of a generic version of ZYTIGA® following FDA approval, it will result in a reduction in U.S. sales, and such reduction could occur in a short period of time. In 2017, the Company reported U.S. sales of $1.2 billion for ZYTIGA®. See Note 21 to the Consolidated Financial Statements for a description of legal matters regarding ZYTIGA®.
Pulmonary Hypertension is a new therapeutic area which was established with the acquisition of Actelion Ltd on June 16, 2017. See Note 20 to the Consolidated Financial Statements for additional details regarding the acquisition.
Cardiovascular/Metabolism/Other products sales were $6.3 billion, a decline of 1.7% as compared to the prior year attributable to lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. primarily due to an increase in price discounts and market share decline driven by competitive pressure. This was partially offset by sales growth of XARELTO®(rivaroxaban) due to increased market growth and market share, as well as sales of non-PAH (pulmonary arterial hypertension) products from the Actelion acquisition.

During 2017, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approv	EU Approv	US Filing	EU Filing
apalutamide	An oral androgen receptor inhibitor for men with non-metastatic castration-resistant prostate cancer			✓
DARZALEX® (daratumumab)	In combination with lenalidomide and dexamethasone, or bortezomib and dexamethasone, for the treatment of patients with multiple myeloma who have received at least one prior therapy		✓
	In combination with pomalidomide and dexamethasone, or bortezomib and dexamethasone, for the treatment of patients with multiple myeloma who have received at least two prior therapies	✓
	Frontline multiple myeloma transplant ineligible patients in combination with bortezomib, melphalan, and prednisone			✓	✓
IMBRUVICA® (ibrutinib)	Treatment for adult patients with chronic graft-versus-host-disease after failure of one or more lines of systemic therapy	✓
	Marginal zone lymphoma	✓
INVOKANA® (canagliflozin)	Reduce the risk of death in type 2 diabetes with established, or risk for, cardiovascular disease. (CANVAS/CANVAS-R )			✓	✓
JULUCA® (rilpivirine and dolutegravir)	Single-tablet, two-drug regimen of dolutegravir and rilpivirine for the maintenance treatment of HIV-1 infection	✓			✓
SIMPONI ARIA® (golimumab)	Treatment of adults living with active psoriatic arthritis and the treatment of adults living with active ankylosing spondylitis	✓
STELARA® (ustekinumab)	Treatment of adolescents (12 to 17 years of age) with moderate to severe plaque psoriasis	✓
SYMTUZA® (darunavir/cobicistat/ emtricitabine/tenofovir alafenamide)	Single tablet regimen for HIV in treatment naïve patients and treatment experienced patients		✓	✓
TREMFYA® (guselkumab)	Treatment of adults living with moderate to severe plaque psoriasis	✓	✓
XARELTO® (rivaroxaban)	A 10 mg once-daily dose for reducing the continued risk for recurrent venous thromboembolism after completing at least six months of initial anticoagulation therapy	✓
	For two new vascular indications: reducing the risk of major cardiovascular events and reducing the risk of acute limb ischemia in patients with PAD			✓
ZYTIGA® (abiraterone acetate)	Prostate Cancer Newly Diagnosed Hormone Naïve Metastatic		✓	✓

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

Medical Devices Segment
The Medical Devices segment sales in 2017 were $26.6 billion, an increase of 5.9% from 2016, which included an operational increase of 5.7% and a positive currency impact of 0.2%. U.S. sales were $12.8 billion, an increase of 4.5% as compared to the prior year. International sales were $13.8 billion, an increase of 7.1% as compared to the prior year, with an operational increase of 6.7% and a positive currency impact of 0.4%. In 2017, acquisitions and divestitures had a net positive impact of 4.2% on the worldwide operational sales growth of the Medical Devices segment as compared to 2016.
Major Medical Devices Franchise Sales:

				% Change
(Dollars in Millions)	2017	2016	2015	’17 vs. ’16	’16 vs. ’15
Surgery	$9,559	9,296	9,217	2.8%	0.9
Advanced	3,756	3,517	3,275	6.8	7.4
General	4,463	4,362	4,482	2.3	(2.7)
Specialty	1,340	1,417	1,460	(5.4)	(2.9)
Orthopaedics	9,258	9,334	9,262	(0.8)	0.8
Hips	1,394	1,361	1,332	2.4	2.2
Knees	1,523	1,524	1,496	(0.1)	1.9
Trauma	2,616	2,569	2,528	1.8	1.6
Spine & Other	3,725	3,880	3,906	(4.0)	(0.7)
Vision Care	4,063	2,785	2,608	45.9	6.8
Contact Lenses/Other	3,036	2,785	2,608	9.0	6.8
Surgical	1,027	—	—	*	*
Cardiovascular	2,096	1,849	2,036	13.4	(9.2)
Diabetes Care	1,615	1,789	1,928	(9.7)	(7.2)
Diagnostics	1	66	86	**	**
Total Medical Devices Sales	$26,592	$25,119	25,137	5.9%	(0.1)
*Products acquired from Abbott Medical Optics (AMO) on February 27, 2017
** On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise)

The Surgery franchise sales were $9.6 billion in 2017, an increase of 2.8% from 2016. Growth in Advanced Surgery was primarily driven by endocutter, energy, including the acquisition of Megadyne Medical Products, Inc., and biosurgery products. Growth in General Surgery was primarily driven by sutures and sales from the acquisition of Torax Medical, Inc. The sales decline in Specialty Surgery was primarily due to lower sales of aesthetic, Advanced Sterilization and Sterilmed products.
The Orthopaedics franchise sales were $9.3 billion in 2017, a decrease of 0.8% from 2016. The decline in Spine & Other was primarily due to the Codman Neurosurgery divestiture, share loss in U.S. Spine, pricing and competitive pressures. This was partially offset by sales growth of trauma, sports medicine products and U.S. hips.
The Vision Care franchise achieved sales of $4.1 billion in 2017, an increase of 45.9% from 2016. Growth was driven by sales from the acquisition of AMO, with the majority of AMO sales in the surgical category, and new product launches in the contact lenses category.
The Cardiovascular franchise sales were $2.1 billion, an increase of 13.4% from 2016. Strong growth in the electrophysiology business was driven by market growth and continued uptake of the THERMOCOOL SMARTTOUCH® Contact Force Sensing Catheter.
The Diabetes Care franchise sales were $1.6 billion, a decrease of 9.7% from 2016. The decline was primarily due to price declines and competitive pressures. Additionally, in the fourth quarter of 2017, the Company announced its decision to exit the Animas insulin pump business. Animas has selected Medtronic plc to facilitate a seamless transition for patients, caregivers and healthcare providers. The Company is continuing to evaluate potential strategic options for LifeScan, Inc. and determine the best opportunity to drive future growth and maximize shareholder value.
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

Analysis of Consolidated Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income decreased to $17.7 billion in 2017, as compared to $19.8 billion in 2016, a decrease of 10.8%. The decrease was primarily attributable to higher amortization expense and other charges related to recent acquisitions, higher selling, marketing and administrative costs due to investments in new product launches and higher research and development costs due to general portfolio progression and collaborations.
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

As a percent to sales, consolidated earnings before provision for taxes on income in 2017 was 23.1% versus 27.5% in 2016.
Cost of Products Sold and Selling, Marketing and Administrative Expenses:  Cost of products sold and selling, marketing and administrative expenses as a percent to sales were as follows:

% of Sales	2017	2016	2015
Cost of products sold	33.2%	30.2%	30.7
Percent point increase/(decrease) over the prior year	3.0	(0.5)	0.1
Selling, marketing and administrative expenses	28.0%	27.7%	30.3
Percent point increase/(decrease) over the prior year	0.3	(2.6)	0.8

In 2017, cost of products sold as a percent to sales increased to 33.2% from 30.2% as compared to the same period a year ago. The unfavorable increase was primarily driven by $2.3 billion of higher amortization expense and charges for inventory step-up related to the recent acquisitions, primarily Actelion. Intangible asset amortization expense of $3.0 billion was included in cost of products sold for 2017 as compared to $1.2 billion in 2016. There was an increase in the percent to sales of selling, marketing and administrative expenses in 2017 as compared to the prior year, primarily due to investments in new product launches partially offset by favorable mix.
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
Research and Development Expense: Research and development expense by segment of business was as follows:

	2017		2016		2015
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Consumer	$584	4.3%	$580	4.4%	625	4.6
Pharmaceutical	8,360	23.1	6,967	20.8	6,821	21.7
Medical Devices	1,610	6.1	1,548	6.2	1,600	6.4
Total research and development expense	$10,554	13.8%	$9,095	12.7%	9,046	12.9
Percent increase/(decrease) over the prior year	16.0%		0.5%		6.5

*	As a percent to segment sales
Research and development activities represent a significant part of the Company's business. These expenditures relate to the processes of discovering, testing and developing new products, upfront payments and milestones, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. In 2017, worldwide costs of research and development activities increased by 16.0% compared to 2016. The increase as a percent of sales was primarily in the pharmaceutical segment due to general portfolio progression as well as collaborative agreements entered into with Idorsia Ltd. and Legend Biotech. In 2016, worldwide costs of research and development activities increased by 0.5% compared to

2015 but decreased as a percent of sales. The decrease as a percent of sales was attributable to higher overall sales in the Pharmaceutical segment. The increased dollar spend in the Pharmaceutical segment was for investment spending to advance the pipeline.

In-Process Research and Development (IPR&D): In 2017, the Company recorded an IPR&D charge of $0.4 billion primarily for the discontinuation of certain development projects related to Novira which was acquired in 2015. The product development was canceled due to safety concerns. In 2016, the Company recorded an IPR&D charge of $29 million for the discontinuation of a development program related to Crucell. In 2015, the Company recorded an IPR&D charge of $0.2 billion primarily for the discontinuation of certain development projects related to Covagen.

Other (Income) Expense, Net: Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), gains and losses on divestitures, transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income. The change in other (income) expense, net for the fiscal year 2017 was a favorable change of $0.3 billion due to higher gains of $0.7 billion on the sale of assets/businesses, primarily the Codman Neurosurgery and COMPEED® divestitures, a gain of $0.2 billion related to monetization of future royalty receivables and a higher gain of $0.3 billion related to the sale of certain investments in equity securities as compared to the prior year. This was partially offset by higher litigation expense of $0.4 billion, $0.3 billion of acquisition costs related to Actelion and AMO, an asset impairment charge of $0.2 billion primarily related to the insulin pump business and a higher restructuring related charge of $0.2 billion as compared to the fiscal year 2016.
The change in other (income) expense, net for the fiscal year 2016 was an unfavorable change of $2.5 billion as compared to the prior year primarily due to higher gains on the sale of assets/businesses in the fiscal year 2015 as compared to 2016. The fiscal year of 2016 included gains of $0.6 billion from the divestitures of the controlled substance raw material and API business, certain anesthetic products in Europe and certain non-strategic Consumer brands versus gains of $2.6 billion recorded in 2015 primarily from the divestiture of the Cordis business, the U.S. divestiture of NUCYNTA® and the SPLENDA® brand. Additionally, the fiscal year of 2016 included higher litigation expense of $0.7 billion as compared to 2015. This was partially offset by a $0.3 billion intangible asset write-down related to Acclarent included in the fiscal year 2015.
Interest (Income) Expense:  Interest income in 2017 increased slightly as compared to 2016 due to higher average interest rates partially offset by lower cash, cash equivalents and marketable securities balances during the period. Cash, cash equivalents and marketable securities totaled $18.3 billion at the end of 2017, and averaged $30.1 billion as compared to the $40.1 billion average cash balance in 2016. The decrease in the balance of cash, cash equivalents and marketable securities was due to the use of cash for general corporate purposes including acquisitions, primarily the Actelion acquisition for $29.6 billion, net of cash acquired.
Interest expense in 2017 was higher as compared to 2016. The average debt balance was $30.9 billion in 2017 versus $23.5 billion in 2016. The total debt balance at the end of 2017 was $34.6 billion as compared to $27.1 billion at the end of 2016. The higher debt balance of approximately $7.5 billion was primarily due to increased borrowings. The Company increased borrowings in February and November of 2017, capitalizing on favorable terms in the capital markets. The proceeds of the borrowings were used for general corporate purposes, including the completion of the stock repurchase program.
Interest income in 2016 increased by $0.2 billion as compared to 2015 due to a higher average balance of cash, cash equivalents and marketable securities and higher interest rates. Cash, cash equivalents and marketable securities totaled $41.9 billion at the end of 2016, and averaged $40.1 billion as compared to the $35.7 billion average cash balance in 2015.
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

Income Before Tax by Segment
Income before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2017	2016	2017	2016	2017	2016
Consumer	$2,524	2,441	$13,602	13,307	18.6%	18.3
Pharmaceutical	11,083	12,827	36,256	33,464	30.6	38.3
Medical Devices	5,392	5,578	26,592	25,119	20.3	22.2
Total (1)	18,999	20,846	76,450	71,890	24.9	29.0
Less: Expenses not allocated to segments (2)	1,326	1,043
Earnings before provision for taxes on income	$17,673	19,803	$76,450	71,890	23.1%	27.5

(1)	See Note 18 to the Consolidated Financial Statements for more details.

(2)	Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.
Increase in 2017 was primarily due to higher interest expense of $0.2 billion on higher debt balance.

Consumer Segment: In 2017, the Consumer segment income before tax as a percent to sales was 18.6%, versus 18.3% in 2016. The increase in the income before tax as a percent of sales in 2017 as compared to 2016 was attributable to higher gains on divestitures, primarily the divestiture of COMPEED® in 2017. This was partially offset by higher selling, marketing and administrative expenses as compared to the prior year due to increased advertising and promotional spending and slightly higher amortization expense in 2017 related to acquisitions. Additionally, the fiscal year 2016 was negatively impacted by operations in Venezuela.
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

Pharmaceutical Segment: In 2017, the Pharmaceutical segment income before tax as a percent to sales was 30.6% versus 38.3% in 2016. The decrease in the income before tax as a percent of sales was primarily due to $2.3 billion of higher amortization expense and other costs related to the Actelion acquisition, higher research and development expense, a higher IPR&D charge of $0.4 billion related to Novira and lower gains on divestitures as compared to the prior year. Additionally, the fiscal year 2016 included a positive adjustment of $0.5 billion to previous reserve estimates. This was partially offset by a gain of $0.2 billion related to monetization of future royalty receivables, a higher gain of $0.2 billion related to the sale of certain investments in equity securities and favorable product mix in 2017.
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

Medical Devices Segment: In 2017, the Medical Devices segment income before tax as a percent to sales was 20.3% versus 22.2% in 2016. The decrease in the income before tax as a percent to sales was primarily due to $0.3 billion of higher amortization expense and other acquisition costs related to AMO, $0.3 billion of higher litigation, an asset impairment charge of $0.2 billion primarily related to the insulin pump business, $0.1 billion of higher restructuring and investments in new product launches as compared to the fiscal year 2016. This was partially offset by $0.8 billion higher gains in 2017 related to divestitures, primarily the divestiture of Codman Neurosurgery.
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

Restructuring: In the first quarter of 2016, the Company announced restructuring actions in its Medical Devices segment. The restructuring actions are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018. Approximately $500 million in savings were realized in 2017. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.0 billion to $2.4 billion. In 2017, the Company recorded a pre-tax charge of $760 million, of which $88 million is included in cost of products sold and $363 million is included in other (income) expense. In 2016, the Company recorded a pre-tax charge of $685 million, of which $45 million is included in cost of products sold and $149 million is included in other (income) expense. In 2015, the Company recorded a pre-tax charge of $590 million, of which $81 million was included in cost of products sold. Restructuring related charges of $2.0 billion have been recorded since the restructuring was announced. See Note 22 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income:  The worldwide effective income tax rate was 92.6% in 2017, 16.5% in 2016 and 19.7% in 2015. The 2017 effective tax rate increased by 76.1% as compared to 2016, primarily driven by the enactment of the Tax Cuts and Jobs Act (TCJA) in the United States in December 2017. The enactment of the TCJA resulted in a provisional tax charge in the fourth quarter of 2017, of approximately $13.0 billion or approximately 73.3 percentage point increase to the effective tax rate. See Note 8 to the Consolidated Financial Statements for additional details related to the TCJA.
The remainder of the increase in the tax rate for 2017 was related to the remeasurement of the Company’s deferred tax assets in Belgium, as a result of changes in the Belgian statutory corporate tax rate, enacted in December 2017, offset by a tax benefit for the closure of the Company’s Animas insulin pump business.
The government in Switzerland is currently considering tax reform legislation, which could have a material impact on the Company’s effective tax rate if enacted into law.
The decrease in the 2016 effective tax rate, as compared to 2015 was primarily attributable to the Company adopting a new accounting standard for the reporting of additional tax benefits on share-based compensation that vested or were exercised during the fiscal year. The remainder of the change in the effective tax rate was primarily related to the lower earnings before taxes in the United States and the settlement of several uncertain tax positions in 2016 versus 2015.
The decrease in the 2015 effective tax rate, as compared to 2014 was primarily attributable to the increases in taxable income in lower tax jurisdictions relative to higher tax jurisdictions and a tax benefit resulting from a restructuring of international affiliates.

Liquidity and Capital Resources
Liquidity & Cash Flows
Cash and cash equivalents were $17.8 billion at the end of 2017 as compared to $19.0 billion at the end of 2016. The primary sources and uses of cash that contributed to the $1.2 billion decrease were approximately $21.1 billion of cash generated from operating activities and $0.3 billion due to the effect on exchange rate changes on cash and cash equivalents offset by $14.9 billion net cash used by investing activities and $7.7 billion net cash used by financing activities. In addition, the Company had $0.5 billion in marketable securities at the end of 2017 and $22.9 billion at the end of 2016. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.
Cash flow from operations of $21.1 billion was the result of $1.3 billion of net earnings and $9.8 billion of non-cash expenses and other adjustments for depreciation and amortization, stock-based compensation, assets write-downs and deferred tax provision, reduced by $1.3 billion from net gains on sale of assets/businesses and $1.0 billion related to an increase in accounts receivable and an increase in other current and non-current assets. Additional sources of operating cash flow of $12.3 billion resulted from an increase in accounts payable and accrued liabilities, a decrease in inventories and an increase in other current and non-current liabilities. The increase in accrued liabilities and non-current liabilities is primarily due to the 2017 U.S. tax legislation (TCJA). The U.S. tax of $10.1 billion is payable over 8 years. Additionally, foreign taxes of $3.4 billion, net were recorded in the deferred tax provision.
Investing activities use of $14.9 billion was for acquisitions, net of cash acquired of $35.2 billion (primarily the acquisitions of Actelion and AMO for approximately $29.6 billion and $4.3 billion, respectively) and additions to property, plant and equipment of $3.3 billion. This was partially offset by proceeds from the net sale of investments primarily marketable securities of $22.0 billion and $1.8 billion of proceeds from the disposal of assets/businesses (primarily the divestitures of Codman Neurosurgery and COMPEED®).
Financing activities use of $7.7 billion was primarily for dividends to shareholders of $8.9 billion, $6.4 billion for the repurchase of common stock and $0.2 billion of other financing. Financing activities also included sources of $6.8 billion from net proceeds of short and long-term debt and $1.1 billion of proceeds from stock options exercised/employee withholding tax on stock awards, net.
On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. As of July 2, 2017, $10.0 billion was repurchased under the program and the program was completed. Shares acquired are available for general corporate purposes.

As of December 31, 2017, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. In 2017, the Company continued to have access to liquidity through the commercial paper market. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs for the next twelve months. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a new shelf registration on February 27, 2017 which will enable it to issue debt securities on a timely basis. In the fiscal first and fourth quarters of 2017, the Company issued bonds for a total of $9.0 billion for general corporate purposes, including the completion of the stock repurchase program. For additional details on borrowings, see Note 7 to the Consolidated Financial Statements.

Financing and Market Risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the December 31, 2017 market rates would increase the unrealized value of the Company’s forward contracts by $167 million. Conversely, a 10% depreciation of the U.S. Dollar from the December 31, 2017 market rates would decrease the unrealized value of the Company’s forward contracts by $197 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $69 million. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by approximately $8 million.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2017, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 13, 2018. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.
Total borrowings at the end of 2017 and 2016 were $34.6 billion and $27.1 billion, respectively. The increase in borrowings between 2017 and 2016 was a result of financing for the Company's share repurchase program and general corporate purposes. In 2017, net debt (cash and current marketable securities, net of debt) was $16.3 billion compared to net cash of $14.8 billion in 2016. Total debt represented 36.5% of total capital (shareholders’ equity and total debt) in 2017 and 27.8% of total capital in 2016. Shareholders’ equity per share at the end of 2017 was $22.43 compared to $26.02 at year-end 2016, a decrease of 13.8%.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.

Contractual Obligations and Commitments
The Company’s contractual obligations are primarily for the recently enacted tax legislation, leases, debt and unfunded retirement plans. There are no other significant obligations. To satisfy these obligations, the Company will use cash from operations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as of December 31, 2017 (see Notes 7, 8, 10 and 16 to the Consolidated Financial Statements for further details):

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Unfunded Retirement Plans	Operating Leases	Total
2018	$1,614	1,499	1,002	88	227	4,430
2019	807	2,752	949	89	184	4,781
2020	807	1,105	883	94	143	3,032
2021	807	1,797	840	100	106	3,650
2022	1,513	2,189	796	108	76	4,682
After 2022	4,538	22,832	9,659	651	103	37,783
Total	$10,086	32,174	14,129	1,130	839	58,358

For tax matters, see Note 8 to the Consolidated Financial Statements. For other retirement plan and post-employment medical benefit information, see Note 10 to the Consolidated Financial Statements. The table does not include activity related to business combinations.
Dividends
The Company increased its dividend in 2017 for the 55th consecutive year. Cash dividends paid were $3.32 per share in 2017 compared with dividends of $3.15 per share in 2016, and $2.95 per share in 2015. The dividends were distributed as follows:

	2017	2016	2015
First quarter	$0.80	0.75	0.70
Second quarter	0.84	0.80	0.75
Third quarter	0.84	0.80	0.75
Fourth quarter	0.84	0.80	0.75
Total	$3.32	3.15	2.95
On January 2, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.84 per share, payable on March 13, 2018, to shareholders of record as of February 27, 2018. The Company expects to continue the practice of paying regular cash dividends.

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

Revenue Recognition:  The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. See Note 1 to the Consolidated Financial Statements for the Accounting Standards Update related to revenue which will be adopted in 2018.
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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal reporting years 2017, 2016 and 2015.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the year incurred. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on estimated sales volumes for the incentive period and are recorded as products are sold. The Company also earns service revenue for co-promotion of certain products. For all years presented, service revenues were approximately 1% or less of the total revenues and are included in sales to customers. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue.
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

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended December 31, 2017 and January 1, 2017.

Consumer Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2017
Accrued rebates (1)	$136	638	(588)	186
Accrued returns	65	128	(125)	68
Accrued promotions	358	2,148	(2,025)	481
Subtotal	$559	2,914	(2,738)	735
Reserve for doubtful accounts	24	10	(3)	31
Reserve for cash discounts	25	205	(207)	23
Total	$608	3,129	(2,948)	789

2016
Accrued rebates(1)	$139	615	(618)	136
Accrued returns	54	111	(100)	65
Accrued promotions	412	1,908	(1,962)	358
Subtotal	$605	2,634	(2,680)	559
Reserve for doubtful accounts	18	12	(6)	24
Reserve for cash discounts	17	209	(201)	25
Total	$640	2,855	(2,887)	608

(1)	Includes reserve for customer rebates of $48 million at December 31, 2017 and $37 million at January 1, 2017, recorded as a contra asset.
Pharmaceutical Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits(2)	Balance at End of Period
2017
Accrued rebates (1)	$3,420	16,447	(15,005)	4,862
Accrued returns	334	256	(228)	362
Accrued promotions	—	69	(34)	35
Subtotal	$3,754	16,772	(15,267)	5,259
Reserve for doubtful accounts	38	40	(1)	77
Reserve for cash discounts	58	714	(717)	55
Total	$3,850	17,526	(15,985)	5,391

2016
Accrued rebates (1)	$3,451	12,306	(12,337)	3,420
Accrued returns	404	140	(210)	334
Accrued promotions	11	10	(21)	—
Subtotal	$3,866	12,456	(12,568)	3,754
Reserve for doubtful accounts	46	2	(10)	38
Reserve for cash discounts	63	613	(618)	58
Total	$3,975	13,071	(13,196)	3,850

(1)	Includes reserve for customer rebates of $90 million at December 31, 2017 and $102 million at January 1, 2017, recorded as a contra asset.

(2)	Includes adjustments

Medical Devices Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2017
Accrued rebates(1)	$1,500	6,407	(6,287)	1,620
Accrued returns	127	729	(704)	152
Accrued promotions	32	135	(84)	83
Subtotal	$1,659	7,271	(7,075)	1,855
Reserve for doubtful accounts	190	27	(34)	183
Reserve for cash discounts	16	389	(390)	15
Total	$1,865	7,687	(7,499)	2,053

2016
Accrued rebates(1)	$1,189	5,700	(5,389)	1,500
Accrued returns	239	518	(630)	127
Accrued promotions	47	78	(93)	32
Subtotal	$1,475	6,296	(6,112)	1,659
Reserve for doubtful accounts	204	21	(35)	190
Reserve for cash discounts	20	430	(434)	16
Total	$1,699	6,747	(6,581)	1,865

(1)	Includes reserve for customer rebates of $501 million at December 31, 2017 and $430 million at January 1, 2017, recorded as a contra asset.

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
In the fourth quarter of 2017, the United States enacted the TCJA, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. The Company has provisionally booked a $10.1 billion charge on these undistributed earnings in 2017. Additionally, the Company has provisionally recorded a $4.5 billion deferred tax liability for foreign local and withholding taxes, offset by a $1.1 billion deferred tax asset for U.S. foreign tax credits, for repatriation of substantially all undistributed foreign earnings. The Company is currently evaluating the remaining undistributed foreign earnings for which it has not provided deferred taxes for foreign local and withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2017.
Economic and Market Factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of health care. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2007 - 2017, in the United States, the weighted average compound annual growth rate of the Company’s net price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of December 31, 2017, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal twelve months revenues, respectively.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2017 would have increased or decreased the translation of foreign sales by approximately $360 million and income by $105 million.
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
Common Stock Market Prices
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 16, 2018, there were 147,484 record holders of Common Stock of the Company. The composite market price ranges for Johnson & Johnson Common Stock during 2017 and 2016 were:

	2017		2016
	High	Low	High	Low
First quarter	$129.00	110.76	$109.56	94.28
Second quarter	137.00	120.95	121.54	107.88
Third quarter	137.08	129.05	126.07	117.04
Fourth quarter	144.35	130.02	122.50	109.32
Year-end close	$139.72		$115.21

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Audited Consolidated Financial Statements
35	Consolidated Balance Sheets
36	Consolidated Statements of Earnings
37	Consolidated Statements of Comprehensive Income
38	Consolidated Statements of Equity
39	Consolidated Statements of Cash Flows
41	Notes to Consolidated Financial Statements
88	Report of Independent Registered Public Accounting Firm
90	Management’s Report on Internal Control Over Financial Reporting

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31, 2017 and January 1, 2017
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2017	2016
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$17,824	18,972
Marketable securities (Notes 1 and 2)	472	22,935
Accounts receivable trade, less allowances for doubtful accounts $291 (2016, $252)	13,490	11,699
Inventories (Notes 1 and 3)	8,765	8,144
Prepaid expenses and other receivables	2,537	3,282
Total current assets	43,088	65,032
Property, plant and equipment, net (Notes 1 and 4)	17,005	15,912
Intangible assets, net (Notes 1 and 5)	53,228	26,876
Goodwill (Notes 1 and 5)	31,906	22,805
Deferred taxes on income (Note 8)	7,105	6,148
Other assets	4,971	4,435
Total assets	$157,303	141,208
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$3,906	4,684
Accounts payable	7,310	6,918
Accrued liabilities	7,304	5,635
Accrued rebates, returns and promotions	7,210	5,403
Accrued compensation and employee related obligations	2,953	2,676
Accrued taxes on income (Note 8)	1,854	971
Total current liabilities	30,537	26,287
Long-term debt (Note 7)	30,675	22,442
Deferred taxes on income (Note 8)	8,368	2,910
Employee related obligations (Notes 9 and 10)	10,074	9,615
Long-term taxes payable (Note 8)	8,472	—
Other liabilities	9,017	9,536
Total liabilities	97,143	70,790
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(13,199)	(14,901)
Retained earnings	101,793	110,551
	91,714	98,770
Less: common stock held in treasury, at cost (Note 12) (437,318,000 shares and 413,332,000 shares)	31,554	28,352
Total shareholders’ equity	60,160	70,418
Total liabilities and shareholders’ equity	$157,303	141,208
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2017	2016	2015
Sales to customers	$76,450	71,890	70,074
Cost of products sold	25,354	21,685	21,536
Gross profit	51,096	50,205	48,538
Selling, marketing and administrative expenses	21,420	19,945	21,203
Research and development expense	10,554	9,095	9,046
In-process research and development	408	29	224
Interest income	(385)	(368)	(128)
Interest expense, net of portion capitalized (Note 4)	934	726	552
Other (income) expense, net	183	484	(2,064)
Restructuring (Note 22)	309	491	509
Earnings before provision for taxes on income	17,673	19,803	19,196
Provision for taxes on income (Note 8)	16,373	3,263	3,787
Net earnings	$1,300	16,540	15,409

Net earnings per share (Notes 1 and 15)
Basic	$0.48	6.04	5.56
Diluted	$0.47	5.93	5.48
Cash dividends per share	$3.32	3.15	2.95
Average shares outstanding (Notes 1 and 15)
Basic	2,692.0	2,737.3	2,771.8
Diluted	2,745.3	2,788.9	2,812.9

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions) (Note 1)

	2017	2016	2015
Net earnings	$1,300	16,540	15,409

Other comprehensive income (loss), net of tax
Foreign currency translation	1,696	(612)	(3,632)

Securities:
Unrealized holding gain (loss) arising during period	159	(52)	471
Reclassifications to earnings	(338)	(141)	(124)
Net change	(179)	(193)	347

Employee benefit plans:
Prior service credit (cost), net of amortization	2	21	(60)
Gain (loss), net of amortization	29	(862)	931
Effect of exchange rates	(201)	159	148
Net change	(170)	(682)	1,019

Derivatives & hedges:
Unrealized gain (loss) arising during period	(4)	(359)	(115)
Reclassifications to earnings	359	110	(62)
Net change	355	(249)	(177)

Other comprehensive income (loss)	1,702	(1,736)	(2,443)

Comprehensive income	$3,002	14,804	12,966

The tax effects in other comprehensive income for the fiscal years ended 2017, 2016 and 2015 respectively: Securities; $96 million, $104 million and $187 million, Employee Benefit Plans; $83 million, $346 million and $519 million, Derivatives & Hedges; $191 million, $134 million and $95 million.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions) (Note 1)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 28, 2014	$69,752	97,245	(10,722)	3,120	(19,891)
Net earnings	15,409	15,409
Cash dividends paid	(8,173)	(8,173)
Employee compensation and stock option plans	1,920	(577)			2,497
Repurchase of common stock	(5,290)				(5,290)
Other	(25)	(25)
Other comprehensive income (loss), net of tax	(2,443)		(2,443)
Balance, January 3, 2016	71,150	103,879	(13,165)	3,120	(22,684)
Net earnings	16,540	16,540
Cash dividends paid	(8,621)	(8,621)
Employee compensation and stock option plans	2,130	(1,181)			3,311
Repurchase of common stock	(8,979)				(8,979)
Other	(66)	(66)
Other comprehensive income (loss), net of tax	(1,736)		(1,736)
Balance, January 1, 2017	70,418	110,551	(14,901)	3,120	(28,352)
Net earnings	1,300	1,300
Cash dividends paid	(8,943)	(8,943)
Employee compensation and stock option plans	2,077	(1,079)			3,156
Repurchase of common stock	(6,358)				(6,358)
Other	(36)	(36)
Other comprehensive income (loss), net of tax	1,702		1,702
Balance, December 31, 2017	$60,160	101,793	(13,199)	3,120	(31,554)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions) (Note 1)

	2017	2016	2015
Cash flows from operating activities
Net earnings	$1,300	16,540	15,409
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,642	3,754	3,746
Stock based compensation	962	878	874
Venezuela adjustments	—	—	122
Asset write-downs	795	283	624
Net gain on sale of assets/businesses	(1,307)	(563)	(2,583)
Deferred tax provision	2,406	(341)	(270)
Accounts receivable allowances	17	(11)	18
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(633)	(1,065)	(433)
Decrease/(Increase) in inventories	581	(249)	(449)
Increase in accounts payable and accrued liabilities	2,725	656	287
Increase in other current and non-current assets	(411)	(529)	(103)
Increase/(Decrease) in other current and non-current liabilities	8,979	(586)	2,327
Net cash flows from operating activities	21,056	18,767	19,569
Cash flows from investing activities
Additions to property, plant and equipment	(3,279)	(3,226)	(3,463)
Proceeds from the disposal of assets/businesses, net	1,832	1,267	3,464
Acquisitions, net of cash acquired (Note 20)	(35,151)	(4,509)	(954)
Purchases of investments	(6,153)	(33,950)	(40,828)
Sales of investments	28,117	35,780	34,149
Other (primarily intangibles)	(234)	(123)	(103)
Net cash used by investing activities	(14,868)	(4,761)	(7,735)
Cash flows from financing activities
Dividends to shareholders	(8,943)	(8,621)	(8,173)
Repurchase of common stock	(6,358)	(8,979)	(5,290)
Proceeds from short-term debt	869	111	2,416
Retirement of short-term debt	(1,330)	(2,017)	(1,044)
Proceeds from long-term debt, net of issuance costs	8,992	12,004	75
Retirement of long-term debt	(1,777)	(2,223)	(68)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,062	1,189	1,005
Other	(188)	(15)	(57)
Net cash used by financing activities	(7,673)	(8,551)	(11,136)
Effect of exchange rate changes on cash and cash equivalents	337	(215)	(1,489)
(Decrease)/Increase in cash and cash equivalents	(1,148)	5,240	(791)
Cash and cash equivalents, beginning of year (Note 1)	18,972	13,732	14,523
Cash and cash equivalents, end of year (Note 1)	$17,824	18,972	13,732

Supplemental cash flow data
Cash paid during the year for:
Interest	$960	730	617
Interest, net of amount capitalized	866	628	515
Income taxes	3,312	2,843	2,865

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$2,062	2,043	1,486
Conversion of debt	16	35	16

Acquisitions
Fair value of assets acquired	$36,937	4,586	1,174
Fair value of liabilities assumed and noncontrolling interests	(1,786)	(77)	(220)
Net cash paid for acquisitions	$35,151	4,509	954

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Johnson & Johnson and its subsidiaries (the Company). Intercompany accounts and transactions are eliminated.
Description of the Company and Business Segments
The Company has approximately 134,000 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices. The Consumer segment includes a broad range of products used in the baby care, oral care, beauty, over-the-counter pharmaceutical, women’s health and wound care markets. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including immunology, infectious diseases, neuroscience, oncology, pulmonary hypertension, and cardiovascular and metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, cardiovascular, diabetes care and vision care fields, which are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.

Accounting Standard adopted in 2016
During the fiscal second quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2016-09 Compensation - Stock Compensation: Improvements to Employee Share Based Payment Accounting for the reporting of additional tax benefits on share-based compensation that vested or were exercised during the fiscal year. The update requires all excess tax benefits and deficiencies to be recognized as a reduction or an increase to the provision for taxes on income. Previously, the Company recorded these benefits directly to Retained Earnings. The tax benefit for the Company was $353 million for the fiscal year 2016. The standard does not permit retroactive presentation of this benefit to prior fiscal years on the Consolidated Statement of Earnings.

New Accounting Standards
Recently Adopted Accounting Standards
ASU 2016-07: Simplifying the Transition to the Equity Method of Accounting
The amendments in the update eliminate the requirement that when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method. The adoption of this standard did not have a material impact on the presentation of the Company's consolidated financial statements.

ASU 2015-11: Simplifying the Measurement of Inventory
This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively. This update did not have any material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards
Not Adopted as of December 31, 2017
ASU 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act enacted in December 2017. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities
This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon its issuance. The Company is currently assessing the impact of the future adoption of this standard on its financial statements.

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost (“NPBC”). In addition, only the service cost component will be eligible for capitalization. This update is effective for the Company for all annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of NPBC in assets. The Company is assessing the retroactive restatement methodology and impact to the individual line items on Consolidated Statement of Earnings. The Company does not expect there to be a material impact to net earnings.

ASU 2017-01: Clarifying the Definition of a Business
This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single or a group of similar identifiable assets. This update will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. This update should be applied prospectively. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.

ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. The results from a preliminary assessment indicate that the adoption of the standard will not have a significant impact on the Company’s financial results. The Company expects to record net adjustments to deferred taxes of approximately $2.0 billion, a decrease to Other Assets of approximately $0.7 billion and an increase to retained earnings of approximately $1.3 billion.

ASU 2016-02: Leases
This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current generally accepted accounting principles. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company anticipates that most of its operating leases will result in the recognition of additional assets and the corresponding liabilities on its Consolidated Balance Sheets, however does not expect the standard to have a material impact on the financial position. The actual impact will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

ASU 2016-01: Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities
The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

ASU 2014-09: Revenue from Contracts with Customers
The amendments replace substantially all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Early adoption of this standard is permitted but not before the original effective date for all annual periods and interim reporting periods beginning after December 15, 2017. The Company will adopt the standard using the modified retrospective method. The adoption of this standard will not have a material impact on the Company's consolidated financial statements including the additional disclosure requirements.
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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual sales to customers during the fiscal reporting years 2017, 2016 and 2015.
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
Shipping and Handling
Shipping and handling costs incurred were $1,042 million, $974 million and $996 million in 2017, 2016 and 2015, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 0.5% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.
Intangible Assets and Goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed the annual impairment test for 2017 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired.
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

Nature/Type of Collaboration	Statement of Earnings Presentation
Third-party sale of product	Sales to customers
Royalties/milestones paid to collaborative partner (post-regulatory approval)*	Cost of products sold
Royalties received from collaborative partner	Other income (expense), net
Upfront payments & milestones paid to collaborative partner (pre-regulatory approval)	Research and development expense
Research and development payments to collaborative partner	Research and development expense
Research and development payments received from collaborative partner	Reduction of Research and development expense

*	Milestones are capitalized as intangible assets and amortized to cost of products sold over the useful life.
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

Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $2.5 billion, $2.4 billion and $2.5 billion in 2017, 2016 and 2015, respectively.
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
In the fourth quarter of 2017, the United States enacted the TCJA, which includes provisions for a tax on all previously undistributed earnings in foreign jurisdictions. The Company has provisionally booked a $10.1 billion charge on these undistributed earnings in 2017. Additionally, the Company has provisionally recorded a $4.5 billion deferred tax liability for foreign local and withholding taxes, offset by a $1.1 billion deferred tax asset for U.S. foreign tax credits, for repatriation of substantially all undistributed foreign earnings. The Company is currently evaluating the remaining undistributed foreign earnings for which it has not provided deferred taxes for foreign local and withholding tax, as these earnings are considered to be indefinitely reinvested. The amount of these unrecorded deferred taxes is not expected to be material.
See Note 8 for further information regarding income taxes.

Net Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock using the treasury stock method.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for sales discounts, rebates, allowances and incentives, product liabilities, income taxes, withholding taxes, depreciation, amortization, employee benefits, contingencies and intangible asset and liability valuations. Actual results may or may not differ from those estimates.
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
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

2.	Cash, Cash Equivalents and Current Marketable Securities
At the end of 2017 and 2016, cash, cash equivalents and current marketable securities were comprised of:

(Dollars in Millions)	2017
	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,929	2,929	$2,929	—
U.S. Gov't Securities(1)	—	—	—	—
Other Sovereign Securities(1)	279	279	219	60
U.S. Reverse repurchase agreements	4,025	4,025	4,025	—
Other Reverse repurchase agreements	—	—	—	—
Corporate debt securities(1)	289	289	244	45
Money market funds	4,288	4,288	4,288	—
Time deposits(1)	1,176	1,176	1,175	1
Subtotal	$12,986	12,986	12,880	106

Gov't Securities	$4,864	4,864	4,833	31
Other Sovereign Securities	186	186	80	106
Corporate debt securities	260	260	31	229
Subtotal available for sale(2)	$5,310	5,310	4,944	366

Total cash, cash equivalents and current marketable securities			$17,824	472

In 2017, the carrying amount was the same as the estimated fair value.

(Dollars in Millions)	2016
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,979	—	—	1,979	1,979	—
U.S. Gov't Securities(1)	10,832	—	(1)	10,831	2,249	8,583
Other Sovereign Securities(1)	1,299	—	—	1,299	120	1,179
U.S. Reverse repurchase agreements	6,103	—	—	6,103	6,103	—
Other Reverse repurchase agreements	240	—	—	240	240	—
Corporate debt securities(1)	754	—	—	754	—	754
Money market funds	7,187	—	—	7,187	7,187	—
Time deposits(1)	1,094	—	—	1,094	1,094	—
Subtotal	$29,488	—	(1)	29,487	18,972	10,516

		Unrealized Gain	Unrealized Loss
Gov't Securities	$10,277	5	(51)	10,231	—	10,231
Other Sovereign Securities	90	—	—	90		90
Corporate debt securities	1,777	1	(12)	1,766	—	1,766
Equity investments	34	298	—	332		332
Subtotal available for sale(2)	$12,178	304	(63)	12,419	—	12,419

Total cash, cash equivalents and current marketable securities					$18,972	22,935

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

The contractual maturities of the available for sale debt securities at December 31, 2017 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$5,214	5,214
Due after one year through five years	96	96
Due after five years through ten years	—	—
Total debt securities	$5,310	5,310

The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.

3.	Inventories
At the end of 2017 and 2016, inventories were comprised of:

(Dollars in Millions)	2017	2016
Raw materials and supplies	$1,140	952
Goods in process	2,317	2,185
Finished goods	5,308	5,007
Total inventories	$8,765	8,144

4.	Property, Plant and Equipment
At the end of 2017 and 2016, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2017	2016
Land and land improvements	$829	753
Buildings and building equipment	11,240	10,112
Machinery and equipment	25,949	23,554
Construction in progress	3,448	3,354
Total property, plant and equipment, gross	$41,466	37,773
Less accumulated depreciation	24,461	21,861
Total property, plant and equipment, net	$17,005	15,912

The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in 2017, 2016 and 2015 was $94 million, $102 million and $102 million, respectively.
Depreciation expense, including the amortization of capitalized interest in 2017, 2016 and 2015 was $2.6 billion, $2.5 billion and $2.5 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

5.	Intangible Assets and Goodwill
At the end of 2017 and 2016, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2017	2016
Intangible assets with definite lives:
Patents and trademarks — gross	$36,427	10,521
Less accumulated amortization	7,223	5,076
Patents and trademarks — net	$29,204	5,445
Customer relationships and other intangibles — gross	$20,204	17,615
Less accumulated amortization	7,463	6,515
Customer relationships and other intangibles — net	$12,741	11,100
Intangible assets with indefinite lives:
Trademarks	$7,082	6,888
Purchased in-process research and development	4,201	3,443
Total intangible assets with indefinite lives	$11,283	10,331
Total intangible assets — net	$53,228	26,876

Goodwill as of December 31, 2017 and January 1, 2017, as allocated by segment of business, was as follows:

(Dollars in Millions)	Consumer	Pharmaceutical	Medical Devices	Total
Goodwill at January 3, 2016	$7,240	2,889	11,500	21,629
Goodwill, related to acquisitions	1,362	—	210	1,572
Goodwill, related to divestitures	(63)	(12)	—	(75)
Currency translation/other	(276)	(37)	(8)	(321)
Goodwill at January 1, 2017	$8,263	2,840	11,702	22,805
Goodwill, related to acquisitions	102	6,161	2,200	8,463
Goodwill, related to divestitures	(74)	(1)	(102)	(177)
Currency translation/other	584	109	122	815
Goodwill at December 31, 2017	$8,875	9,109	13,922	31,906

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 12 years and 23 years, respectively. The amortization expense of amortizable assets included in cost of products sold was $3.0 billion, $1.2 billion and $1.2 billion before tax, for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The estimated amortization expense for the five succeeding years approximates $4.4 billion before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

The primary driver of the increase to intangible assets and goodwill is related to the Actelion acquisition in the fiscal second quarter of 2017, which resulted in the recording of $25.0 billion to intangible assets and $6.2 billion to goodwill. The intangible assets and goodwill amounts related to the Actelion acquisition are based on the preliminary purchase price allocation. Additionally, the Abbott Medical Optics (AMO) acquisition in the fiscal first quarter of 2017, resulted in the recording of $2.3 billion to intangible assets and $1.7 billion to goodwill. The intangible assets and goodwill amounts related to the AMO acquisition are based on the final purchase price allocation.

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. During the fiscal second quarter of 2017, the Company entered into credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of December 31, 2017, the total amount of collateral paid under the credit support agreements (CSA) amounted to $162 million net. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of December 31, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $34.5 billion, $2.3 billion, and $1.1 billion respectively. As of January 1, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps, interest rate swaps and equity collar contracts of $36.0 billion, $2.3 billion, $1.8 billion, and $0.3 billion respectively.

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
The change in the carrying value due to remeasurement of these Euro notes resulted in a $597 million unrealized pretax loss for the fiscal year ended December 31, 2017, reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income. The change in the carrying value due to remeasurement of these Euro notes resulted in a cumulative $222 million unrealized pretax loss from hedge inception through the fiscal year ended December 31, 2017, reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income.

As of December 31, 2017, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $70 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.
The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal years ended December 31, 2017 and January 1, 2017:

(Dollars in Millions)	Gain/(Loss) Recognized In Accumulated OCI(1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income(1)		Gain/(Loss) Recognized In Other Income/Expense(2)
Cash Flow Hedges by Income Statement Caption	2017	2016	2017	2016	2017	2016
Sales to customers (3)	$49	(65)	(31)	(47)	(1)	(1)
Cost of products sold (3)	96	(212)	(159)	(3)	(10)	(15)
Research and development expense (3)	(199)	(76)	(165)	(90)	5	—
Interest (income)/Interest expense, net (4)	110	66	83	37	—	—
Other (income) expense, net (3) (5)	(60)	(72)	(87)	(7)	—	2
Total	$(4)	(359)	(359)	(110)	(6)	(14)
All amounts shown in the table above are net of tax.

(1)	Effective portion

(2)	Ineffective portion

(3)	Forward foreign exchange contracts

(4)	Cross currency interest rate swaps

(5)	Includes equity collar contracts

For the fiscal years ended December 31, 2017 and January 1, 2017, a loss of $5 million and $56 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.
The Company’s significant financial assets and liabilities measured at fair value as of December 31, 2017 and January 1, 2017 were as follows:

	2017				2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total (1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts (7)	$—	342	—	342	747
Interest rate contracts (2)(4) (7)	—	7	—	7	31
Total	—	349	—	349	778
Liabilities:
Forward foreign exchange contracts (7)	—	314	—	314	723
Interest rate contracts (3)(4) (7)	—	15	—	15	382
Equity collar contracts	—	—	—	—	57
Total	—	329	—	329	1,162
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts (7)	—	38	—	38	34
Liabilities:
Forward foreign exchange contracts (7)	—	38	—	38	57
Available For Sale Other Investments:
Equity investments(5)	751	—	—	751	1,209
Debt securities(6)	$—	5,310	—	5,310	12,087

(1)	2016 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,209 million, which are classified as Level 1.

(2)	Includes $7 million and $23 million of non-current assets for the fiscal years ending December 31, 2017 and January 1, 2017, respectively.

(3)	Includes $9 million and $382 million of non-current liabilities for the fiscal years ending December 31, 2017 and January 1, 2017, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

51

(5)
Classified as non-current other assets. The carrying amount of the equity investments were $394 million and $520 million as of December 31, 2017 and January 1, 2017, respectively. The unrealized gains were $367 million and $757 million as of December 31, 2017 and January 1, 2017, respectively. The unrealized losses were $10 million and $68 million as of December 31, 2017 and January 1, 2017, respectively.

(6)	Classified as cash equivalents and current marketable securities.

(7)	Includes collateral exchanged on the credit support agreements on derivatives.

See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7.	Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2017		Effective Rate %	2016		Effective Rate %
5.55% Debentures due 2017	$—		—	1,000		5.55
1.125% Notes due 2017	—		—	699		1.15
5.15% Debentures due 2018	900		5.18	899		5.18
1.65% Notes due 2018	597		1.70	600		1.70
4.75% Notes due 2019 (1B Euro 1.1947)(2)/(1B Euro 1.0449)(3)	1,192	(2)	5.83	1,041	(3)	5.83
1.875% Notes due 2019	496		1.93	499		1.93
0.89% Notes due 2019	300		1.75	299		1.20
1.125% Notes due 2019	699		1.13	699		1.13
3% Zero Coupon Convertible Subordinated Debentures due 2020	60		3.00	84		3.00
2.95% Debentures due 2020	547		3.15	546		3.15
1.950% Notes due 2020	499		1.99	—		—
3.55% Notes due 2021	448		3.67	447		3.67
2.45% Notes due 2021	349		2.48	348		2.48
1.65% Notes due 2021	998		1.65	997		1.65
0.250% Notes due 2022 (1B Euro 1.1947)(2)/(1B Euro 1.0449)(3)	1,191	(2)	0.26	1,041	(3)	0.26
2.25% Notes due 2022	995		2.31	—		—
6.73% Debentures due 2023	250		6.73	249		6.73
3.375% Notes due 2023	806		3.17	807		3.17
2.05% Notes due 2023	498		2.09	497		2.09
0.650% Notes due 2024 (750MM Euro 1.1947)(2)/(750MM Euro 1.0449)(3)	891	(2)	0.68	779	(3)	0.68
5.50% Notes due 2024 (500MM GBP 1.3444)(2)/(500MM GBP 1.2237)(3)	666	(2)	6.75	605	(3)	6.75
2.625% Notes due 2025	747		2.63	—		—
2.45% Notes due 2026	1,990		2.47	1,989		2.47
2.95% Notes due 2027	995		2.96	—		—
1.150% Notes due 2028 (750MM Euro 1.1947)(2)/(750MM Euro 1.0449)(3)	887	(2)	1.21	775	(3)	1.21
2.900% Notes due 2028	1,492		2.91	—		—
6.95% Notes due 2029	296		7.14	296		7.14
4.95% Debentures due 2033	498		4.95	497		4.95
4.375% Notes due 2033	856		4.24	857		4.24
1.650% Notes due 2035 (1.5B Euro 1.1947)(2)/(1.5B Euro 1.0449)(3)	1,774	(2)	1.68	1,549	(3)	1.68
3.55% Notes due 2036	987		3.59	987		3.59
5.95% Notes due 2037	991		5.99	990		5.99
3.625% Notes due 2037	1,486		3.64	—		—
5.85% Debentures due 2038	696		5.85	695		5.85
3.400% Notes due 2038	990		3.42	—		—
4.50% Debentures due 2040	538		4.63	537		4.63
4.85% Notes due 2041	296		4.89	296		4.89
4.50% Notes due 2043	495		4.52	495		4.52

3.70% Notes due 2046	1,971		3.74		1,970		3.74
3.75% Notes due 2047	990		3.76		—		—
3.500% Notes due 2048	742		3.52		—		—
Other	75		—		77		—
Subtotal	32,174	(4)	3.19%	(1)	24,146	(4)	3.33	(1)
Less current portion	1,499				1,704
Total long-term debt	$30,675				22,442

(1)	Weighted average effective rate.

(2)	Translation rate at December 31, 2017.

(3)	Translation rate at January 1, 2017.

(4)	The excess of the fair value over the carrying value of debt was $2.0 billion in 2017 and $1.6 billion in 2016.

Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2017, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 13, 2018. Interest charged on borrowings under the credit line agreements is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreements are not material.
Throughout 2017, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $3.9 billion at the end of 2017, of which $2.3 billion was borrowed under the Commercial Paper Program, $1.5 billion is the current portion of the long term debt, and the remainder principally represents local borrowing by international subsidiaries.
Throughout 2016, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $4.7 billion at the end of 2016, of which $2.7 billion was borrowed under the Commercial Paper Program, $1.7 billion is the current portion of the long term debt, and the remainder principally represents local borrowing by international subsidiaries.

Aggregate maturities of long-term obligations commencing in 2018 are:

(Dollars in Millions)
2018	2019	2020	2021	2022	After 2022
$1,499	2,752	1,105	1,797	2,189	22,832

8.	Income Taxes
Tax Cuts and Jobs Act (TCJA) and SEC Staff Accounting Bulletin 118 (SAB 118)
On December 22, 2017, the United States enacted into law new U.S. tax legislation, referred to as the TCJA. This law includes provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. This new legislation also eliminated or reduced certain corporate income tax deductions as well as introduced new provisions that taxed certain foreign income not previously taxed by the United States. The TCJA also includes a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents is taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest.
In December 2017, the SEC provided regulatory guidance for accounting of the impacts of the TCJA, referred to as SAB 118. Under the guidance in SAB 118, the income tax effects, which the accounting under ASC 740 is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year, until the accounting is complete. The estimate is also subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provision of the TCJA, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns.
As a result of the enactment of the TCJA, the Company recorded a provisional tax cost of $13.0 billion in the fourth quarter of 2017. This provisional charge was assessed as of January 18, 2018 and consisted of:

•	a $10.1 billion charge on previously undistributed foreign earnings as of December 31, 2017

•
a $4.5 billion deferred tax liability for foreign local and withholding taxes, offset by a $1.1 billion deferred tax asset for U.S. foreign tax credits, for repatriation of substantially all those earnings

•	a $0.6 billion tax benefit relating to the remeasurement of U.S. deferred tax assets and liabilities and the impact of the TCJA on tax reserves, and

•	a $0.1 billion charge for U.S. state and local taxes on the repatriation of these foreign earnings.

In determining this charge, the Company utilized the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign local and withholding taxes that the Company assessed as of January 18, 2018. The provisional charge may require further adjustments and changes to the Company’s estimates as new guidance is made available. Revisions to the provisional charge may be material to the Company's financial results.

The TCJA also includes provisions for a tax on global intangible low-taxed income (GILTI). GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, in response to inquiries by companies, the FASB issued guidance that allows companies to elect as an accounting policy whether to treat the GILTI tax as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. The Company has provisionally elected to treat GILTI as a period expense pending further analysis of this new tax provision.

The provision for taxes on income consists of:

(Dollars in Millions)	2017	2016	2015
Currently payable:
U.S. taxes	$11,969	1,896	2,748
International taxes	1,998	1,708	1,309
Total currently payable	13,967	3,604	4,057
Deferred:
U.S. taxes	(1,956)	294	37
International taxes	4,362	(635)	(307)
Total deferred	2,406	(341)	(270)
Provision for taxes on income	$16,373	3,263	3,787

A comparison of income tax expense at the U.S. statutory rate of 35% in 2017, 2016 and 2015, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2017		2016	2015
U.S.	$4,865		7,457	8,179
International	12,808		12,346	11,017
Earnings before taxes on income:	$17,673		19,803	19,196
Tax rates:
U.S. statutory rate	35.0%		35.0	35.0
International operations (1)	(12.8)		(17.2)	(15.4)
Research and orphan drug tax credits	(0.4)		(0.4)	(0.2)
U.S. state and local	0.6		(0.1)	0.4
U.S. manufacturing deduction	(0.8)		(0.6)	(0.6)
U.S. tax on international income	0.7		1.3	0.2
Tax benefits on share based compensation	(2.1)		(1.8)	—
U.S. tax benefit on asset/business disposals	(0.8)		—	—
All other	(0.1)		0.3	0.3
TCJA impact	73.3	(2)	—	—
Effective Rate	92.6%		16.5%	19.7%

(1) For all periods presented the Company has subsidiaries operating in Puerto Rico under various tax incentives. In 2017, International operations reflects the impacts of operations in jurisdictions with statutory tax rates different than the United States, particularly Ireland, Switzerland and Puerto Rico, which is a favorable impact on the effective tax rate as compared with the 35.0% U.S. statutory rate. The 2017 amount also includes tax cost related to the revaluation of deferred tax balances related to the change in the Belgian statutory tax rate increasing the tax provision by approximately 3.4%.
(2) Includes U.S. state and local taxes provisionally recorded as part TCJA provisional charge which was approximately 0.6% of the total effective tax rate

The 2017 effective tax rate increased by 76.1% as compared to 2016, primarily driven by the enactment of the TCJA in the United States in December 2017. The enactment of the TCJA resulted in a provisional tax charge in the fourth quarter of 2017, of approximately $13.0 billion or approximately 73.3 percentage point increase to the effective tax rate.
The remainder of the increase in the tax rate for 2017 was related to the remeasurement of the Company’s deferred tax assets in Belgium, as a result of changes in the Belgian statutory corporate tax rate enacted in December 2017, offset by a tax benefit for the closure of the Company’s Animas insulin pump business.
The decrease in the 2016 effective tax rate, as compared to 2015 was primarily attributable to the Company adopting a new accounting standard for the reporting of additional tax benefits on share-based compensation that vested or were exercised during the fiscal year. The remainder of the change in the effective tax rate was primarily related to the lower earnings before taxes in the United States and the settlement of several uncertain tax positions in 2016 versus 2015.
The decrease in the 2015 effective tax rate, as compared to 2014 was primarily attributable to the increases in taxable income in lower tax jurisdictions relative to higher tax jurisdictions and a tax benefit resulting from a restructuring of international affiliates.
The items noted above reflect the key drivers of the rate reconciliation.
Temporary differences and carryforwards for 2017 and 2016 were as follows:

	2017 Deferred Tax		2016 Deferred Tax
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$2,259		2,958
Stock based compensation	507		749
Depreciation		(9)		(219)
Non-deductible intangibles		(6,506)		(6,672)
International R&D capitalized for tax	1,307		1,264
Reserves & liabilities	1,718		1,857
Income reported for tax purposes	1,316		1,309
Net operating loss carryforward international	762		717
Undistributed foreign earnings	1,101	(4,457)
Miscellaneous international	755	(194)	1,135	(15)
Miscellaneous U.S.	177		155
Total deferred income taxes	$9,902	(11,166)	10,144	(6,906)

The Company has wholly-owned international subsidiaries that have cumulative net losses. The Company believes that it is more likely than not that these subsidiaries will realize future taxable income sufficient to utilize these deferred tax assets.
The following table summarizes the activity related to unrecognized tax benefits:

(Dollars in Millions)	2017		2016	2015
Beginning of year	$3,041		3,080	2,465
Increases related to current year tax positions	332		348	570
Increases related to prior period tax positions	232		11	182
Decreases related to prior period tax positions	(416)	(1)	(338)	(79)
Settlements	(2)		(37)	(4)
Lapse of statute of limitations	(36)		(23)	(54)
End of year	$3,151		3,041	3,080
(1) $347 million of this decrease is related to the TCJA

The unrecognized tax benefits of $3.2 billion at December 31, 2017, if recognized, would affect the Company’s annual effective tax rate. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. The IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010-2012. In other major jurisdictions where the Company conducts business, the years remain open generally back to the year 2004. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months.  However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.
The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $60 million, $7 million and $44 million in 2017, 2016 and 2015, respectively. The total amount of accrued interest was $436 million and $344 million in 2017 and 2016, respectively.

9.	Employee Related Obligations
At the end of 2017 and 2016, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2017	2016
Pension benefits	$5,343	4,710
Postretirement benefits	2,331	2,733
Postemployment benefits	2,250	2,050
Deferred compensation	475	534
Total employee obligations	10,399	10,027
Less current benefits payable	325	412
Employee related obligations — non-current	$10,074	9,615
Prepaid employee related obligations of $526 million and $227 million for 2017 and 2016, respectively, are included in Other assets on the Consolidated Balance Sheets.

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
Retirement plan benefits for employees are primarily based on the employee’s compensation during the last three to five years before retirement and the number of years of service. Due to an amendment of the formula used to calculate benefits of the U.S. Defined Benefit Plan that occurred in 2014, benefits for employees hired on or after January 1, 2015, are primarily calculated using employee compensation over total years of service.
International subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts, or reserves are provided.
The Company does not typically fund retiree health care benefits in advance, but may do so at its discretion. The Company also has the right to modify these plans in the future.
In 2017 and 2016 the Company used December 31, 2017 and December 31, 2016, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2017, 2016 and 2015 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2017	2016	2015	2017	2016	2015
Service cost	$1,080	949	1,037	247	224	257
Interest cost	927	927	988	159	158	186
Expected return on plan assets	(2,041)	(1,962)	(1,809)	(6)	(6)	(7)
Amortization of prior service cost (credit)	2	1	2	(30)	(34)	(33)
Recognized actuarial losses	609	496	745	138	135	201
Curtailments and settlements	17	11	8	—	—	—
Net periodic benefit cost	$594	422	971	508	477	604

Amounts expected to be recognized in net periodic benefit cost in the coming year for the Company’s defined benefit retirement plans and other post-retirement plans:

(Dollars in Millions)
Amortization of net transition obligation	$—
Amortization of net actuarial losses	931
Amortization of prior service credit	30

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

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost
Service cost discount rate	3.59%	3.98	3.78	4.63	4.77	4.31
Interest cost discount rate	3.98%	4.24	3.78	3.94	4.10	4.31
Rate of increase in compensation levels	4.01%	4.02	4.05	4.31	4.32	4.11
Expected long-term rate of return on plan assets	8.43%	8.55	8.53

Benefit Obligation
Discount rate	3.30%	3.78	4.11	3.78	4.42	4.63
Rate of increase in compensation levels	3.99%	4.02	4.01	4.30	4.29	4.28

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

The following table displays the assumed health care cost trend rates, for all individuals:

Health Care Plans	2017	2016
Health care cost trend rate assumed for next year	6.33%	6.32%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.55%	4.50%
Year the rate reaches the ultimate trend rate	2038	2038

A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-	One-Percentage-
(Dollars in Millions)	Point Increase	Point Decrease
Health Care Plans
Total interest and service cost	$29	(23)
Post-retirement benefit obligation	$355	(291)

The following table sets forth information related to the benefit obligation and the fair value of plan assets at year-end 2017 and 2016 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2017	2016	2017	2016
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$28,116	25,855	4,605	4,669
Service cost	1,080	949	247	224
Interest cost	927	927	159	158
Plan participant contributions	60	54	—	—
Amendments	(7)	(48)	(17)	—
Actuarial (gains) losses	2,996	2,302	(166)	(73)
Divestitures & acquisitions	201	(24)	88	—
Curtailments, settlements & restructuring	(35)	(25)	2	—
Benefits paid from plan*	(1,050)	(1,210)	(351)	(378)
Effect of exchange rates	933	(664)	15	5
Projected benefit obligation — end of year	$33,221	28,116	4,582	4,605
Change in Plan Assets
Plan assets at fair value — beginning of year	$23,633	22,254	75	74
Actual return on plan assets	4,274	2,286	12	7
Company contributions	664	838	545	372
Plan participant contributions	60	54	—	—
Settlements	(32)	(25)	—	—
Divestitures & acquisitions	173	(24)	—	—
Benefits paid from plan assets*	(1,050)	(1,210)	(351)	(378)
Effect of exchange rates	682	(540)	—	—
Plan assets at fair value — end of year	$28,404	23,633	281	75
Funded status — end of year	$(4,817)	(4,483)	(4,301)	(4,530)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$526	227	—	—
Current liabilities	(92)	(86)	(228)	(315)
Non-current liabilities	(5,251)	(4,624)	(4,073)	(4,215)
Total recognized in the consolidated balance sheet — end of year	$(4,817)	(4,483)	(4,301)	(4,530)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$8,140	7,749	1,500	1,804
Prior service cost (credit)	(25)	(12)	(137)	(150)
Unrecognized net transition obligation	—	—	—	—
Total before tax effects	$8,115	7,737	1,363	1,654

Accumulated Benefit Obligations — end of year	$29,793	25,319

*In 2016, the Company offered a voluntary lump-sum payment option below a pre-determined threshold for certain eligible former employees who are vested participants of the U.S. Qualified Defined Benefit Pension Plan. The distribution of the lump-sums was completed by the end of fiscal 2017. The amounts distributed in 2017 and 2016 were approximately $127 million and $420 million, respectively. These distributions from the plan did not have a material impact on the Company’s financial position.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2017	2016	2017	2016
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost	$594	422	508	477
Net actuarial (gain) loss	740	1,965	(169)	(72)
Amortization of net actuarial loss	(609)	(496)	(138)	(135)
Prior service cost (credit)	(7)	(48)	(17)	—
Amortization of prior service (cost) credit	(2)	(1)	30	34
Effect of exchange rates	256	(218)	3	(1)
Total loss/(income) recognized in other comprehensive income, before tax	$378	1,202	(291)	(174)
Total recognized in net periodic benefit cost and other comprehensive income	$972	1,624	217	303

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
In 2017, the Company contributed $72 million and $592 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2017 and December 31, 2016, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Plan Assets	$18,681	16,057	—	—	9,723	7,576	—	—
Projected Benefit Obligation	19,652	16,336	2,257	1,905	10,863	9,502	449	373
Accumulated Benefit Obligation	17,654	14,759	1,849	1,568	9,893	8,663	397	329
Over (Under) Funded Status
Projected Benefit Obligation	$(971)	(279)	(2,257)	(1,905)	(1,140)	(1,926)	(449)	(373)
Accumulated Benefit Obligation	1,027	1,298	(1,849)	(1,568)	(170)	(1,087)	(397)	(329)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $3.8 billion, $4.6 billion and $0.7 billion, respectively, at the end of 2017, and $8.8 billion, $9.9 billion and $5.6 billion, respectively, at the end of 2016.

The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2018	2019	2020	2021	2022	2023-2027
Projected future benefit payments
Retirement plans	$970	1,007	1,057	1,131	1,190	7,062
Other benefit plans	$322	312	306	301	297	1,395

The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2018	2019	2020	2021	2022	2023-2027
Projected future contributions	$88	89	94	100	108	651

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
The Company’s retirement plan asset allocation at the end of 2017 and 2016 and target allocations for 2018 are as follows:

	Percent of Plan Assets		Target Allocation
	2017	2016	2018
Worldwide Retirement Plans
Equity securities	76%	75%	73%
Debt securities	24	25	27
Total plan assets	100%	100%	100%
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

•
Short-term investment funds — Cash and quoted short-term instruments are valued at the closing price or the amount held on deposit by the custodian bank. Other investments are through investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in a market that is not active and classified as Level 2.

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

•
Equity securities — Equity securities are valued at the closing price reported on the major market on which the individual securities are traded. Substantially all common stock is classified within Level 1 of the valuation hierarchy.

•
Commingled funds — These investment vehicles are valued using the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Assets in the Level 2 category have a quoted market price.

62

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

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2017 and December 31, 2016:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(a)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Short-term investment funds	$429	145	427	652	—	—	—	—	856	797
Government and agency securities	—	—	3,094	2,655	—	—	—	—	3,094	2,655
Debt instruments	—	—	2,013	1,237	—	—	—	—	2,013	1,237
Equity securities	13,848	11,433	—	12	—	—	—	—	13,848	11,445
Commingled funds	—	—	1,780	1,316	57	—	6,158	5,767	7,995	7,083
Insurance contracts	—	—	—	—	199	24	—	—	199	24
Other assets	—	—	121	—	—	—	278	392	399	392
Investments at fair value	$14,277	11,578	7,435	5,872	256	24	6,436	6,159	28,404	23,633

(a) The activity for the Level 3 assets is not significant for all years presented.

The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $81 million and $75 million and U.S. short-term investment funds (Level 2) of $200 million and $0 at December 31, 2017 and December 31, 2016, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $938 million (3.3% of total plan assets) at December 31, 2017 and $847 million (3.6% of total plan assets) at December 31, 2016.

11.	Savings Plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Total Company matching contributions to the plans were $214 million, $191 million and $187 million in 2017, 2016 and 2015, respectively.

12.	Capital and Treasury Stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at December 28, 2014	336,620	$19,891
Employee compensation and stock option plans	(24,413)	(2,497)
Repurchase of common stock	52,474	5,290
Balance at January 3, 2016	364,681	22,684
Employee compensation and stock option plans	(30,839)	(3,311)
Repurchase of common stock	79,490	8,979
Balance at January 1, 2017	413,332	28,352
Employee compensation and stock option plans	(25,508)	(3,156)
Repurchase of common stock	49,494	6,358
Balance at December 31, 2017	437,318	$31,554

Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of 2017, 2016 and 2015.

Cash dividends paid were $3.32 per share in 2017, compared with dividends of $3.15 per share in 2016, and $2.95 per share in 2015.
On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. This share repurchase program was completed as of July 2, 2017.
On July 21, 2014, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. This share repurchase program was completed on April 28, 2015.

13.	Accumulated Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/(Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
December 28, 2014	$(4,803)	257	(6,317)	141	(10,722)
Net 2015 changes	(3,632)	347	1,019	(177)	(2,443)
January 3, 2016	(8,435)	604	(5,298)	(36)	(13,165)
Net 2016 changes	(612)	(193)	(682)	(249)	(1,736)
January 1, 2017	(9,047)	411	(5,980)	(285)	(14,901)
Net 2017 changes	1,696	(179)	(170)	355	1,702
December 31, 2017	$(7,351)	232	(6,150)	70	(13,199)

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
For translation of its subsidiaries operating in non-U.S. Dollar currencies, the Company has determined that the local currencies of its international subsidiaries are the functional currencies except those in highly inflationary economies, which are defined as those which have had compound cumulative rates of inflation of 100% or more during the past three years, or where a substantial portion of its cash flows are not in the local currency. For the majority of the Company's subsidiaries the local currency is the functional currency.
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
A rollforward of the changes during 2017, 2016 and 2015 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $216 million, $289 million and $104 million in 2017, 2016 and 2015, respectively.

15.	Earnings Per Share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016:

(In Millions Except Per Share Amounts)	2017	2016	2015
Basic net earnings per share	$0.48	6.04	5.56
Average shares outstanding — basic	2,692.0	2,737.3	2,771.8
Potential shares exercisable under stock option plans	139.7	142.4	141.5
Less: shares repurchased under treasury stock method	(87.3)	(92.1)	(102.6)
Convertible debt shares	0.9	1.3	2.2
Adjusted average shares outstanding — diluted	2,745.3	2,788.9	2,812.9
Diluted net earnings per share	$0.47	5.93	5.48

The diluted net earnings per share calculation included the dilutive effect of convertible debt that is offset by the related reduction in interest expense of $1 million after-tax for year 2017, $2 million for year 2016 and $3 million for year 2015.
The diluted net earnings per share calculation for 2017, 2016 and 2015 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock.

16.	Rental Expense and Lease Commitments
Rentals of space, vehicles, manufacturing equipment and office and data processing equipment under operating leases were approximately $372 million, $330 million and $316 million in 2017, 2016 and 2015, respectively.
The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2017 are:
(Dollars in Millions)

2018	2019	2020	2021	2022	After 2022	Total
$227	184	143	106	76	103	839
Commitments under capital leases are not significant.

17.	Common Stock, Stock Option Plans and Stock Compensation Agreements
At December 31, 2017, the Company had 2 stock-based compensation plans. The shares outstanding are for contracts under the Company's 2005 Long-Term Incentive Plan and the 2012 Long-Term Incentive Plan. The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan. Under the 2012 Long-Term Incentive Plan, the Company may issue up to 650 million shares of common stock, plus any shares canceled, expired, forfeited, or not issued from the 2005 Long-Term Incentive Plan subsequent to April 26, 2012. Shares available for future grants under the 2012 Long-Term Incentive Plan were 389 million at the end of 2017.
The compensation cost that has been charged against income for these plans was $962 million, $878 million and $874 million for 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $275 million, $256 million and $253 million for 2017, 2016 and 2015, respectively. An additional tax benefit of $353 million was recognized in 2016 due to the adoption of a new accounting standard for the reporting of additional tax benefits on share-based compensation. The total unrecognized compensation cost was $798 million, $749 million and $744 million for 2017, 2016 and 2015, respectively. The weighted average period for this cost to be recognized was 1.76 years, 1.09 years and 0.98 years for 2017, 2016, and 2015, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2017, 2016 and 2015 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The average fair value of options granted was $13.38, $10.01 and $10.68, in 2017, 2016 and 2015, respectively. The fair value was estimated based on the weighted average assumptions of:

	2017	2016	2015
Risk-free rate	2.25%	1.51%	1.77%
Expected volatility	15.30%	15.76%	15.48%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	2.90%	3.10%	2.90%

A summary of option activity under the Plan as of December 31, 2017, January 1, 2017 and January 3, 2016, and changes during the years ending on those dates is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at December 28, 2014	115,712	$70.37	$4,014
Options granted	20,484	100.06
Options exercised	(16,683)	62.53
Options canceled/forfeited	(2,996)	82.22
Shares at January 3, 2016	116,517	76.41	3,065
Options granted	22,491	101.87
Options exercised	(22,547)	65.66
Options canceled/forfeited	(3,006)	92.83
Shares at January 1, 2017	113,455	83.16	3,636
Options granted	19,287	115.67
Options exercised	(18,975)	70.87
Options canceled/forfeited	(2,461)	101.40
Shares at December 31, 2017	111,306	$90.48	$5,480

The total intrinsic value of options exercised was $1,060 million, $980 million and $644 million in 2017, 2016 and 2015, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2017:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Average Exercise Price	Options	Average Exercise Price
$52.13-$62.20	12,148	1.7	$60.37	12,148	$60.37
$62.62-$65.62	9,548	3.0	$63.91	9,547	$63.91
$66.07-$72.54	14,816	5.0	$72.53	14,816	$72.53
$90.44-$100.48	35,035	6.6	$95.48	15,843	$90.49
$101.87-$115.67	39,759	8.6	$108.35	67	$105.91
	111,306	6.3	$90.48	52,421	$73.61

(1) Average contractual life remaining in years.
Stock options outstanding at January 1, 2017 and January 3, 2016 were 113,455 and an average life of 6.2 years and 116,517 and an average life of 5.9 years, respectively. Stock options exercisable at January 1, 2017 and January 3, 2016 were 50,414 at an average price of $65.77 and 48,345 at an average price of $62.26, respectively.
Restricted Share Units and Performance Share Units
The Company grants restricted share units which vest over service periods that range from 6 months to 3 years. The Company also grants performance share units, which are paid in shares of Johnson & Johnson Common Stock after the end of a three-year performance period. Whether any performance share units vest, and the amount that does vest, is tied to the completion of service periods that range from 6 months to 3 years and the achievement, over a three-year period, of three equally-weighted goals that directly align with or help drive long-term total shareholder return: operational sales, adjusted operational earnings per share, and relative total shareholder return. The number of shares actually earned at the end of the three-year period will vary, based only on actual performance, from 0% to 200% of the target number of performance share units granted. In the fourth quarter of 2017, the Company modified the restricted share units that are scheduled to vest between January 1, 2018 and March 15, 2018. This modification guaranteed a minimum aggregate value, below the market value of the total expected payout amount, for all awards expected to vest during this period. The amount that was committed was not material to the Company’s overall financial position.

A summary of the restricted share units and performance share units activity under the Plans as of December 31, 2017 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at January 1, 2017	21,061	2,415
Granted	7,248	1,276
Issued	(7,205)	(1,361)
Canceled/forfeited/adjusted	(943)	295
Shares at December 31, 2017	20,161	2,625
The average fair value of the restricted share units granted was $107.69, $92.45 and $91.65 in 2017, 2016 and 2015, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $596.5 million, $587.7 million and $597.6 million in 2017, 2016 and 2015, respectively.
The weighted average fair value of the performance share units granted was $114.13, $105.30 and $93.54 in 2017, 2016 and 2015, calculated using the weighted average fair market value for each of the three component goals at the date of grant.
The fair values for the sales and earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period.  The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $132.5 million, $127.7 million and $16.7 million in 2017, 2016 and 2015, respectively.

18.	Segments of Business and Geographic Areas

	Sales to Customers
(Dollars in Millions)	2017	2016	2015
Consumer —
United States	$5,565	5,420	5,222
International	8,037	7,887	8,285
Total	13,602	13,307	13,507
Pharmaceutical —
United States	21,474	20,125	18,333
International	14,782	13,339	13,097
Total	36,256	33,464	31,430
Medical Devices —
United States	12,824	12,266	12,132
International	13,768	12,853	13,005
Total	26,592	25,119	25,137
Worldwide total	$76,450	71,890	70,074

	Income Before Tax			Identifiable Assets
(Dollars in Millions)	2017 (3)	2016 (4)	2015 (5)	2017	2016
Consumer	$2,524	2,441	1,787	$25,030	23,971
Pharmaceutical	11,083	12,827	11,734	59,450	27,477
Medical Devices	5,392	5,578	6,826	45,413	39,773
Total	18,999	20,846	20,347	129,893	91,221
Less: Expense not allocated to segments (1)	1,326	1,043	1,151
General corporate (2)				27,410	49,987
Worldwide total	$17,673	19,803	19,196	$157,303	141,208

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2017	2016	2015	2017	2016	2015
Consumer	$485	486	544	$674	608	559
Pharmaceutical	936	927	1,063	2,416	886	929
Medical Devices	1,566	1,472	1,631	2,216	1,928	1,945
Segments total	2,987	2,885	3,238	5,306	3,422	3,433
General corporate	292	341	225	336	332	313
Worldwide total	$3,279	3,226	3,463	$5,642	3,754	3,746

	Sales to Customers			Long-Lived Assets (6)
(Dollars in Millions)	2017	2016	2015	2017	2016
United States	$39,863	37,811	35,687	$38,556	36,934
Europe	17,126	15,770	15,995	56,677	21,996
Western Hemisphere excluding U.S.	6,041	5,734	6,045	2,990	2,961
Asia-Pacific, Africa	13,420	12,575	12,347	2,773	2,512
Segments total	76,450	71,890	70,074	100,996	64,403
General corporate				1,143	1,190
Other non long-lived assets				55,164	75,615
Worldwide total	$76,450	71,890	70,074	$157,303	141,208

See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In 2017, the Company had two wholesalers distributing products for all three segments that represented approximately 14.0% and 10.0% of the total consolidated revenues. In 2016, the Company had two wholesalers distributing products for all three segments that represented approximately 13.5% and 10.7% of the total consolidated revenues. In 2015, the Company had one wholesaler distributing products for all three segments that represented approximately 12.5% of the total consolidated revenues.

(1)	Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

(2)	General corporate includes cash, cash equivalents and marketable securities.

(3)
The Pharmaceutical segment includes $797 million for Actelion acquisition related costs, an in-process research and development expense of $396 million and net litigation expense of $117 million. The Medical Devices segment includes net litigation expense of $1,139 million, a restructuring related charge of $760 million, an asset impairment of $215 million primarily related to the insulin pump business and $140 million for AMO acquisition related costs. The Medical Devices segment includes a gain of $0.7 billion from the divestiture of Codman Neurosurgery. The Consumer segment includes a gain of $0.5 billion from the divestiture of COMPEED®.

(4)
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

(5)
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

(6)
Long-lived assets include property, plant and equipment, net for 2017, and 2016 of $17,005 and $15,912, respectively, and intangible assets and goodwill, net for 2017 and 2016 of $85,134 and $49,681, respectively.

19.	Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the years 2017 and 2016 are summarized below:

	2017				2016
(Dollars in Millions Except Per Share Data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	First Quarter (5)	Second Quarter (6)	Third Quarter (7)	Fourth Quarter (8)
Segment sales to customers
Consumer	$3,228	3,478	3,356	3,540	3,195	3,419	3,261	3,432
Pharmaceutical	8,245	8,635	9,695	9,681	8,178	8,654	8,400	8,232
Medical Devices	6,293	6,726	6,599	6,974	6,109	6,409	6,159	6,442
Total sales	17,766	18,839	19,650	20,195	17,482	18,482	17,820	18,106
Gross profit	12,380	13,016	12,748	12,952	12,153	13,146	12,334	12,572
Earnings before provision for taxes on income	5,575	4,748	4,790	2,560	5,294	4,904	5,281	4,324
Net earnings (loss)	4,422	3,827	3,764	(10,713)	4,457	3,997	4,272	3,814
Basic net earnings (loss) per share	$1.63	1.42	1.40	(3.99)	1.62	1.46	1.56	1.41
Diluted net earnings (loss) per share	$1.61	1.40	1.37	(3.99)	1.59	1.43	1.53	1.38

(1)	The first quarter of 2017 includes a restructuring charge of $121 million after-tax ($161 million before-tax) and an AMO acquisition related cost of $251 million after-tax ($38 million before-tax).

(2)
The second quarter of 2017 includes a net litigation expense of $352 million after-tax ($493 million before-tax), Actelion acquisition related costs of $199 million after-tax ($213 million before-tax) a restructuring charge of $101 million after-tax ($128 million before-tax) and an asset impairment charge of $125 million after-tax ($182 million before-tax).

(3)
The third quarter of 2017 includes a net litigation expense of $97 million after-tax ($118 million before-tax), Actelion acquisition related costs of $255 million after-tax ($367 million before-tax) and a restructuring charge of $136 million after-tax ($187 million before-tax).

(4)
The fourth quarter of 2017 includes a net litigation expense of $506 million after-tax ($645 million before-tax), Actelion acquisition related costs of $313 million after-tax ($217 million before-tax), a restructuring charge of $237 million after-tax ($284 million before-tax), an in-process research and development expense of $266 million after-tax ($408 million before-tax) and an after-tax benefit of $116 million related to the insulin pump business. Additionally, the fourth quarter of 2017 includes a provisional charge of $13.6 billion for recently enacted tax legislation.

(5)	The first quarter of 2016 includes a restructuring charge of $120 million after-tax ($137 million before-tax) and net litigation expense of $56 million after-tax ($66 million before-tax).

(6)	The second quarter of 2016 includes a restructuring charge of $97 million after-tax ($141 million before-tax) and net litigation expense of $493 million after-tax ($600 million before-tax).

(7)	The third quarter of 2016 includes a restructuring charge of $76 million after-tax ($109 million before-tax) and net litigation expense of $46 million after-tax ($55 million before-tax).

(8)	The fourth quarter of 2016 includes a restructuring charge of $251 million after-tax ($298 million before-tax) and net litigation expense of $80 million after-tax ($96 million before-tax).

20.	Business Combinations and Divestitures
Certain businesses were acquired for $35,151 million in cash and $1,786 million of liabilities assumed during 2017. These acquisitions were accounted for using the acquisition method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
The 2017 acquisitions primarily included: Actelion Ltd an established leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH); Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories, which included ophthalmic products related to: cataract surgery, laser refractive surgery and consumer eye health; Neuravi Limited, a privately-held medical device company that develops and markets medical devices for neurointerventional therapy; TearScience Inc., a manufacturer of products dedicated to treating meibomian gland dysfunction; Sightbox, Inc., a privately-held company that developed a subscription vision care service that connects consumers with eye care professionals and a supply of contact lenses; Torax Medical, Inc., a privately-held medical device company that manufactures and markets the LINX™ Reflux Management System for the surgical treatment of gastroesophageal reflux disease and Megadyne Medical Products, Inc., a privately-held medical device company that develops, manufactures and markets electrosurgical tools.
The excess of purchase price over the estimated fair value of tangible assets acquired amounted to $34,379 million and has been assigned to identifiable intangible assets, with any residual recorded to goodwill. Of this amount, approximately $1,139 million has been identified as the value of IPR&D primarily associated with the acquisition of Actelion Ltd. The value of the IPR&D was calculated using cash flow projections discounted for the inherent risk in the projects.
During 2017, the Company completed the acquisition of Actelion Ltd through an all cash tender offer in Switzerland for $280 per share, amounting to $29.6 billion, net of cash acquired. As part of the transaction, immediately prior to the completion of the acquisition, Actelion spun out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia Ltd. The shares of Idorsia are listed on the SIX Swiss Exchange (SIX). The Company currently holds 9.9% of the shares of Idorsia and has rights to an additional 22.1% of Idorsia equity through a convertible loan with a principal amount of approximately $0.5 billion. The convertible loan may be converted into Idorsia shares as follows: (i) up to an aggregate shareholding of 16% of Idorsia shares as a result of certain shareholders holding more than 20% of the issued Idorsia shares, and (ii) up to the balance of the remaining amount within 20 business days of the maturity date of the convertible loan, which has a 10 year term, or if Idorsia undergoes a change of control transaction. The investment in Idorsia was recorded as a cost method investment in Other assets in the Company's consolidated Balance Sheet. The Company also exercised the option acquired on ACT-132577, a product within Idorsia being developed for resistant hypertension currently in phase 2 of clinical development. The Company has also entered into an agreement to provide Idorsia with a Swiss franc denominated credit facility of approximately $250 million. As of December 31, 2017, Idorsia has not made any draw-downs under the credit facility. Actelion has entered into a transitional services agreement with Idorsia. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that are highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need.
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

The following table presents the preliminary amounts recognized for assets acquired and liabilities assumed for Actelion as of the acquisition date as well as the adjustments made up to December 31, 2017:

(Dollars in Millions)	June 16, 2017	December 31, 2017
Cash & Cash equivalents	$469	469
Inventory(1)	759	759
Accounts Receivable	485	485
Other current assets	93	93
Property, plant and equipment	104	104
Goodwill	5,986	6,161
Intangible assets	25,010	25,010
Deferred Taxes	3	99
Other non-current assets	19	19
Total Assets Acquired	32,928	33,199

Current liabilities	531	956
Deferred Taxes	1,960	1,776
Other non-current liabilities	383	413
Total Liabilities Assumed	2,874	3,145

Net Assets Acquired	$30,054	30,054
(1) Includes adjustment of $642 million to write-up the acquired inventory to its estimated fair value.
Subsequent to the date of acquisition there was an adjustment of $0.2 billion to the deferred taxes and $0.4 billion to the current liabilities with the offset to goodwill.
The assets acquired are recorded in the Pharmaceutical segment. The acquisition of Actelion resulted in approximately $6.2 billion of goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition. The goodwill is not expected to be deductible for tax purposes.

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
The acquisition was accounted for using the acquisition method and, accordingly, the results of operations of Actelion were reported in the Company's financial statements beginning on June 16, 2017, the date of acquisition. For the year ended December 31, 2017 total sales and a net loss for Actelion from the date of acquisition were $1.4 billion and $1.4 billion, respectively.
The following table provides pro forma results of operations for the fiscal year ended December 31, 2017 and January 1, 2017, as if Actelion had been acquired as of January 4, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Actelion. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

	Unaudited Pro forma Consolidated Results
(Dollars in Millions Except Per Share Data)	2017	2016

Net Sales	77,681	74,339
Net Earnings	1,509	13,916
Diluted Net Earnings per Common Share	0.55	4.99

In 2017, the Company recorded Actelion acquisition related costs before tax of approximately $0.8 billion, which was recorded in Other (income)/expense and Cost of products sold.
During 2017, the Company acquired Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories, for $4.3 billion, net of cash acquired. The acquisition included ophthalmic products related to: cataract surgery, laser refractive surgery and consumer eye health. The net purchase price was primarily recorded as amortizable intangible assets for $2.3 billion and goodwill for $1.7 billion. The weighted average life of total amortizable intangibles, the majority being customer relationships, is approximately 14.4 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not deductible for tax purposes. The intangible assets and goodwill amounts are based on the final purchase price allocation. The assets acquired were recorded in the Medical Devices segment.
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
The IPR&D related to the acquisition of Novira Therapeutics, Inc. of $396 million is associated with its lead candidate NVR 3-778 which is an investigational small molecule, direct-acting antiviral, for oral administration in patients with HBV that inhibits the HBV core or capsid protein. A probability of success factor of 51.0% was used to reflect inherent clinical and regulatory risk. The discount rate applied was 16.0%. During 2017, the Company recorded a charge for the impairment of the IPR&D related to the acquisition of Novira Therapeutics, Inc. The impairment was the result of the cancellation of product development due to safety concerns.

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
With the exception of the Actelion Ltd acquisition, supplemental pro forma information for 2017, 2016 and 2015 in accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations, cash flows or financial position.
During the fiscal first quarter of 2017, the Company announced it is engaging in a process to evaluate potential strategic options for the Johnson & Johnson Diabetes Care Companies, specifically LifeScan, Inc., Animas Corporation, and Calibra Medical, Inc. Strategic options may include the formation of operating partnerships, joint ventures or strategic alliances, a sale of the businesses, or other alternatives either separately or together. During the fiscal second quarter of 2017, the Company recorded an impairment charge of $0.2 billion, primarily related to the insulin pump business. During the fiscal fourth quarter of 2017, the Company announced its decision to exit the Animas insulin pump business. The Company is continuing to evaluate potential strategic options for LifeScan, Inc. and determine the best opportunity to drive future growth and maximize shareholder value. There were no assets held for sale as of December 31, 2017 related to the announcement.
During 2017, the Company divestitures primarily included: the Codman Neurosurgery business, to Integra LifeSciences Holdings Corporation and the divestiture of COMPEED® to HRA Pharma. In 2017, the pre-tax gains on the divestitures were approximately $1.3 billion.
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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 31, 2017, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO® ; body powders containing talc, primarily JOHNSONS® Baby Powder; and INVOKANA®. As of December 31, 2017, in the U.S. there were approximately 2,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System, 10,000 with respect to the PINNACLE® Acetabular Cup System, 53,600 with respect to pelvic meshes, 13,700 with respect to RISPERDAL®, 22,900 with respect to XARELTO®, 6,610 with respect to body powders containing talc; and 1,100 with respect to INVOKANA®.

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

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in some state courts and in countries outside of the United States, primarily in the United Kingdom. In the United Kingdom, a trial is ongoing regarding common issues of liability and a decision is expected in the first half of 2018. The Company has established an accrual for defense costs in connection with product liability litigation associated with the PINNACLE® Acetabular Cup System.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. The Company has settled or otherwise resolved a majority of the United States cases and the costs associated with these settlements are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In Australia, a trial of class action issues is ongoing and a decision is expected in 2018. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

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

Medical Devices
In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court for the Eastern District of Texas alleging that JJVCI's manufacture and sale of its ACUVUE® ADVANCE and ACUVUE OASYS® Hydrogel Contact Lenses infringed Rembrandt’s United States Patent No. 5,712,327 and seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida, where a trial in May 2012 resulted in a verdict of non-infringement that was subsequently upheld on appeal. In July 2014, Rembrandt sought a new trial based on alleged new evidence, which the District Court denied. In April 2016, the Court of Appeals overturned that ruling and remanded the case to the District Court for a new trial. A new trial was held in August 2017, and the jury returned a verdict of non-infringement in favor of JJVCI. Rembrandt has appealed the verdict to the United States Court of Appeals for the Federal Circuit.

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

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132; 8,721,730 and 9,492,280 relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. In December 2017, DePuy Synthes Products, Inc. filed a Petition for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate the ’426 patent.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310; 9,084,608; 9,241,759 and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. Trial is scheduled for September, 2019.

In November 2017, Board of Regents, The University of Texas System and Tissuegen, Inc. filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures and MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent.

Pharmaceutical
In April 2016, MorphoSys AG, a German biotech company, filed a patent infringement lawsuit against Janssen Biotech, Inc. (JBI), Genmab U.S. Inc. and Genmab A/S (collectively, Genmab) in the United States District Court for the District of Delaware. MorphoSys alleges that JBI’s manufacture and sale of DARZALEX® (daratumumab) willfully infringes MorphoSys’ United States Patent Nos. 8,263,746, 9,200,061 and 9,785,590. MorphoSys is seeking money damages. JBI licenses patents and the commercial rights to DARZALEX® from Genmab. Trial in the case is scheduled to commence in February 2019.

In August 2016, Sandoz Ltd and Hexal AG (collectively, Sandoz) filed a lawsuit in the English High Court against G.D. Searle LLC (a Pfizer company) and Janssen Sciences Ireland UC (JSI) alleging that Searle’s supplementary protection certificate SPC/GB07/038 (SPC), which is exclusively licensed to JSI, is invalid and should be revoked. Janssen-Cilag Limited sells PREZISTA® (darunavir) in the United Kingdom pursuant to this license. In October 2016, Searle and JSI counterclaimed against Sandoz for threatened infringement of the SPC based on statements of its plans to launch generic darunavir in the United Kingdom. Sandoz admitted that its generic darunavir product would infringe the SPC if it is found valid. Searle and JSI are seeking an order enjoining Sandoz from marketing its generic darunavir before the expiration of the SPC. Following a trial in April 2017, the Court entered a decision holding that the SPC is valid and granting a final injunction. Sandoz has appealed the Court’s decision and the injunction will be stayed pending the appeal. In January 2018, the Court referred the issue on appeal to the Court of Justice for the European Union (CJEU) and stayed the proceedings pending the CJEU’s ruling on the issue.

REMICADE® Related Cases

United States Proceedings
In September 2013, Janssen Biotech, Inc. (JBI) and NYU Langone Medical Center (NYU) received an Office Action from the United States Patent and Trademark Office (USPTO) rejecting the claims in United States Patent No. 6,284,471 relating to REMICADE® (infliximab) (the ’471 patent) in a reexamination proceeding instituted by a third party. The ’471 patent expires in September 2018 and is co-owned by JBI and NYU, with NYU having granted JBI an exclusive license to NYU’s rights under the patent. Following several office actions by the patent examiner, including two further rejections, and responses by

JBI, the USPTO issued a further action maintaining its rejection of the ’471 patent. JBI filed a notice of appeal to the USPTO’s Patent Trial and Appeal Board (the Board), which issued a decision in November 2016 upholding the examiner's rejection. In January 2018, the United States Court of Appeals for the Federal Circuit affirmed the Board's decision.

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (collectively, Celltrion) filed an application with the United States Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, JBI filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive marketing rights for Celltrion's infliximab biosimilar in the United States, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including the ’471 patent and United States Patent No. 7,598,083 (the ’083 patent). In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the ’471 patent. JBI appealed those decisions to the United States Court of Appeals for the Federal Circuit. In January 2018, the Federal Circuit dismissed the appeal as moot based on its affirmance of the Board’s reexamination decision.

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion and Hospira in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. Although the ’083 patent is already asserted in the existing lawsuit against Celltrion, the additional lawsuit expands the claims to include the sale in the United States of Celltrion's biosimilar product manufactured with cell culture media made in the United States. This additional lawsuit against Celltrion has been consolidated with the existing lawsuit discussed above. Hospira has moved to dismiss all counts of the lawsuit related to the ’083 patent as to it. Celltrion's motion to dismiss all counts of the lawsuit related to the ’083 patent for failure to join all the co-owners of the '083 patent as plaintiffs was denied in October 2017. Trial is scheduled to begin in July 2018. The litigation against HyClone in Utah is stayed pending the outcome of the Massachusetts actions.

The FDA approved Celltrion’s infliximab biosimilar for sale in the United States in April 2016. Hospira's parent company, Pfizer Inc., launched Celltrion's infliximab biosimilar in the United States in late 2016.

In April 2017, JBI received notice that the FDA approved a marketing application submitted by Samsung Bioepis Co. Ltd. (Samsung) for the sale of its infliximab biosimilar in the United States. In May 2017, JBI filed a patent infringement lawsuit against Samsung in the United States District Court for the District of New Jersey alleging that the sale of its biosimilar product may infringe three of JBI’s patents. In July 2017, Samsung launched its biosimilar product (commercialized by Merck) in the United States. In November 2017, JBI voluntarily dismissed this lawsuit.

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

ZYTIGA®
In July 2015, Janssen Biotech, Inc., Janssen Oncology, Inc. and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against a number of generic companies (and certain of their affiliates and/or suppliers) who filed ANDAs seeking approval to market a generic version of ZYTIGA® 250mg before the expiration of United States Patent No. 8,822,438 (the ’438 patent). The generic companies currently include Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s); Mylan Pharmaceuticals Inc. and Mylan Inc.

(collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Sun Pharmaceutical Industries Ltd. and Sun Pharmaceuticals Industries, Inc. (collectively, Sun); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward) and Hikma Pharmaceuticals, LLC (Hikma). In February 2018, the court heard oral arguments on a motion for summary judgment of non-infringement filed by certain defendants.  The parties await a decision. If the decision is unfavorable, the stay could be lifted and a generic version of ZYTIGA® could enter the market.

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

In August 2017, Janssen and BTG initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of ZYTIGA® 500mg before the expiration of the ’438 patent.

In January 2018, Janssen dismissed its lawsuit against Sun after it withdrew its ANDA.

In each of the above lawsuits, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’438 patent.

Several generic companies including Amerigen, Argentum Pharmaceuticals LLC (Argentum), Mylan, Wockhardt, Actavis, Amneal, Dr. Reddy’s, Sun, Teva, West-Ward and Hikma filed Petitions for Inter Partes Review (IPR) with the USPTO, seeking to invalidate the ’438 patent. In January 2018, the USPTO issued decisions invalidating the '438 patent, and Janssen is appealing this decision. The IPR decisions are not binding on the district court in the pending litigation.

In October 2017, Janssen Inc. and Janssen Oncology, Inc. (collectively, Janssen) initiated two Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in Canada in response to Teva's filing Abbreviated New Drug Submissions (ANDS) and seeking approval to market generic versions of ZYTIGA® 250mg and ZYTIGA® 500mg before the expiration of Canadian Patent No. 2,661,422.

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422.

In each of these Notices of Application, Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Teva's and Apotex's ANDS before the expiration of Janssen's patent.

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

In the Delaware lawsuit, Janssen and Gilead amended their complaint to add claims for patent infringement with respect to United States Patent Nos. 8,080,551; 7,399,856; 7,563,922; 8,101,752 and 8,618,291. In November 2017, the parties entered into a settlement agreement.

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

Beginning in April 2017, JPI and Bayer Intellectual Property GmbH and Bayer AG (collectively, Bayer AG) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 (’218) relating to XARELTO®. The following generic companies are named defendants: Alembic Pharmaceuticals Limited, Alembic Global Holding SA and Alembic Pharmaceuticals, Inc.; Aurobindo; Breckenridge; InvaGen; Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin has counterclaimed for a declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053, but Lupin dismissed its counterclaims after it was provided a covenant not to sue on that patent. Aurobindo, Taro, Torrent and Micro have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. The ’218 cases have been consolidated for discovery and trial, and are currently set for trial in April 2019.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

PREZISTA®

In September 2017, Janssen Sciences Ireland UC and Janssen Products, L.P. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Aurobindo Pharma Ltd. and Aurobindo Pharma USA Inc. (collectively, Aurobindo), who filed an ANDA seeking approval to market a generic version of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,700,645; 7,126,015; and 7,595,408. In January 2018, the parties entered into a settlement agreement.

In November 2017, Janssen Inc. initiated Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of PREZISTA® before the expiration of Canadian Patent Nos. 2,485,834 and 2,336,160, which is owned by the United States and the Board of Trustees of the University of Illinois. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Apotex's ANDS before the expiration of the relevant patents.

RISPERDAL CONSTA®

In November 2016, the United States Patent and Trademark Office (USPTO) instituted an Inter Partes Review filed by Luye Pharma Group Ltd., Luye Pharma (USA) Ltd., Sandong Luye Pharmaceutical Co., Ltd. and Nanjing Luye Pharmaceutical Co., Ltd., seeking to invalidate United States Patent No. 6,667,061 relating to RISPERDAL CONSTA®. Janssen Pharmaceuticals, Inc. markets RISPERDAL CONSTA® pursuant to a license from Alkermes Pharma Ireland Ltd.  In November 2017, the USPTO issued a decision upholding the validity of the patent.

INVOKANA®/INVOKAMET®

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey, the United States District Court for the District of Colorado and the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent Nos. 7,943,582 and/or 8,513,202 relating to INVOKANA® and INVOKAMET®. Janssen is the exclusive licensee of the asserted patents. The following generic companies are named defendants:  Apotex Inc. and Apotex Corp. (Apotex); Aurobindo Pharma USA Inc. (Aurobindo); Macleods Pharmaceuticals Ltd. and MacLeods Pharma USA, Inc.; InvaGen Pharmaceuticals, Inc. (InvaGen); Prinston Pharmaceuticals Inc.; Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd; Hetero USA, Inc., Hetero Labs Limited Unit-V and Hetero Labs Limited; MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc.; Laurus Labs Ltd.; Indoco Remedies Ltd.; Zydus Pharmaceuticals (USA) Inc. (Zydus); Sandoz, Inc. (Sandoz); Teva Pharmaceuticals USA, Inc.; and Lupin Ltd. and Lupin Pharmaceuticals, Inc.

Beginning in July 2017, Janssen and MTPC filed patent infringement lawsuits in the United States District Court for the District of New Jersey and the United States District Court for the District of Colorado against Sandoz and InvaGen, who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (the '788 patent) relating to INVOKANA® and INVOKAMET® and against Zydus, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET® before expiration of the '788 patent, MTPC's United States Patent No. 8,222,219 relating to INVOKANA® and INVOKAMET® and MTPC’s United States Patent No. 8,785,403 relating to INVOKAMET®, and against Aurobindo, who filed an ANDA seeking approval to market a generic version of INVOKANA® before expiration of the ’788 patent and the ’219 patent relating to INVOKANA®. Janssen is the exclusive licensee of the asserted patents. In October 2017, the Colorado lawsuits against Sandoz were dismissed. In December 2017, the Delaware lawsuits against Apotex and Teva were dismissed.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA® and/or INVOKAMET® before the expiration of the relevant patents.

VELETRI®

In July 2017, Actelion Pharmaceuticals Ltd. (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries, Inc. and Sun Pharmaceutical Industries Limited (collectively, Sun Pharmaceutical), who filed an ANDA seeking approval to market a generic version of VELETRI® before the expiration of United States Patent No. 8,598,227. Actelion is seeking an order enjoining Sun Pharmaceutical from marketing its generic version of VELETRI® before the expiration of the patent. Trial is scheduled to commence in June 2019.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC (Amneal), who filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781. In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent.

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906. In the lawsuit, Janssen is seeking an order enjoining Teva from marketing a generic version of INVEGA SUSTENNA® before the expiration of the patent.

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (Janssen) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of IMBRUVICA® before expiration of Pharmacyclics’  United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. Janssen is the exclusive licensee of the asserted patents. The following generic companies are named defendants: Cipla Limited and Cipla USA Inc. (Cipla); Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited (Fresenius Kabi); Sandoz Inc. and Lek Pharmaceuticals d.d. (Sandoz);  Shilpa Medicare Limited (Shilpa); Sun Pharma Global FZE and Sun Pharmaceutical Industries Limited (Sun); Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Limited (Teva); and Zydus Worldwide DMCC and Cadila Healthcare Limited (Zydus).
In each of the lawsuits, Pharmacyclics and Janssen are seeking an order enjoining the defendants from marketing generic versions of IMBRUVICA® before the expiration of the relevant patents.
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

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Louisiana, Mississippi, Missouri, New Mexico, Ohio and Oklahoma. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; Ohio; Oklahoma; Oregon; Pennsylvania; Tennessee; Texas; Washington and West Virginia. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In October 2017, Johnson & Johnson and JPI were both served with a motion to consolidate 66 pending matters into a federal Multi District Litigation in the Southern District of Ohio. In December 2017, the MDL was approved in the Northern District of Ohio and there are approximately 190 cases that have been transferred to the MDL.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, New Hampshire, New Jersey, Tennessee and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. The multi-state coalition served Johnson & Johnson and JPI with subpoenas as part of the investigation. Johnson & Johnson and JPI have also received requests for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs regarding the sales, marketing, and educational strategies related to the promotion of opioids use.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the District Court.
Since October 2013, a group of State Attorneys General have issued Civil Investigative Demands relating to the development, sales and marketing of several of DePuy Orthopaedics, Inc.'s hip products. The states are seeking monetary and injunctive relief, and DePuy Orthopaedics, Inc. has entered into a tolling agreement with the states. In July 2014, the Oregon Department of Justice, which was investigating these matters independently of the other states, announced a settlement of its ASR™ XL Hip device investigation with the State of Oregon.
In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon Inc. and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by Kentucky in August 2016 and by Mississippi in October 2017. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 43 states and the District of Columbia.
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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®. In December 2017, Johnson & Johnson and JPI were served with a whistleblower lawsuit filed in the United States District Court for the Central District of California alleging the off-label promotion of OLYSIO® and additional products, including NUCYNTA®, XARELTO®, LEVAQUIN® and REMICADE®.  At this time, the federal and state governments have declined to intervene and the lawsuit, which is related to the Civil Investigative Demand, is being prosecuted by a former company employee.  JPI filed a motion to dismiss in the United States District Court for the Central District of California in January 2018.

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

In April and September 2017, Johnson & Johnson received subpoenas from the United States Attorney for the District of Massachusetts seeking documents broadly relating to pharmaceutical copayment support programs for DARZALEX®, OLYSIO®, REMICADE®, SIMPONI®, STELARA® and ZYTIGA®. The subpoenas also seek documents relating to Average Manufacturer Price and Best Price reporting to the Center for Medicare and Medicaid Services related to those products, as well as rebate payments to state Medicaid agencies.

In June 2017, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes, Inc. spinal implants at three hospitals in Boston as well as interactions of Company employees with physicians at these hospitals. Johnson & Johnson is producing documents in response to this subpoena.

From time to time, Johnson & Johnson has received requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.
GENERAL LITIGATION
In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. Following the appeal and reversal of its initial grant of a motion for class certification, on remand, the District Court in October 2015 again granted a motion by the plaintiffs for class certification. In July 2017, the Court issued an opinion granting in part and denying in part OCD's motion for summary judgment. The Court granted summary judgment concerning allegations of price fixing in 2005 and 2008, and denied summary judgment concerning allegations of price fixing in 2001. Trial has been set for June 2018. OCD was divested in 2014 and Johnson & Johnson retained any liability that may result from these cases.
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

In September 2011, Johnson & Johnson, Johnson & Johnson Inc. and McNeil Consumer Healthcare Division of Johnson & Johnson Inc. received a Notice of Civil Claim filed by Nick Field in the Supreme Court of British Columbia, Canada (the BC Civil Claim). The BC Civil Claim is a putative class action brought on behalf of persons who reside in British Columbia and who purchased during the period between September 20, 2001 and in or about December 2010 one or more various McNeil infants' or children's over-the-counter medicines that were manufactured at the Fort Washington, Pennsylvania facility. The BC Civil Claim alleges that the defendants violated the BC Business Practices and Consumer Protection Act, and other Canadian statutes and common laws, by selling medicines that were allegedly not safe and/or effective or did not comply with Canadian Good Manufacturing Practices. The class certification hearing scheduled for October 2015 was adjourned, and the Court entered a Consent Order of Dismissal in November 2017 concluding this action. In addition, in April 2016, a putative class action was filed against Johnson & Johnson, Johnson & Johnson Sales and Logistics Company, LLC and McNeil PPC, Inc. (now known as Johnson & Johnson Consumer, Inc.) in New Jersey Superior Court, Camden County on behalf of persons who reside in the state of New Jersey who purchased various McNeil over-the-counter products from December 2008 through the present. The complaint alleges violations of the New Jersey Consumer Fraud Act. Following the grant of a motion to dismiss and the filing of an amended complaint, in May 2017, the Court denied a motion to dismiss the amended complaint. Discovery is underway.

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
In May 2017, a purported class action was filed in the United States District Court for the Western District of Washington against Lifescan Inc., Johnson & Johnson, other diabetes test strip manufacturers and certain Pharmacy Benefit Managers (PBMs). The complaint alleges that consumers paid inflated prices for glucose monitor test strips as a consequence of undisclosed rebates and other incentives paid by manufacturers to PBMs. The complaint includes RICO, ERISA, and state consumer protection claims. The complaint seeks equitable relief and damages. In November 2017, the case was ordered transferred to United States District Court for the District of New Jersey.
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
In September 2017, Pfizer, Inc. (Pfizer) filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively Janssen) in United States District Court for the Eastern District of Pennsylvania. Pfizer alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In November 2017, Janssen moved to dismiss the complaint.

Beginning in September 2017, multiple purported class actions were filed against Johnson & Johnson and Janssen Biotech, Inc. (collectively Janssen) alleging that Janssen’s REMICADE® contracting strategies violated federal and state antitrust and consumer laws and seeking damages and injunctive relief. In November 2017, the cases were consolidated for pre-trial purposes in United States District Court for the Eastern District of Pennsylvania as In re Remicade Antitrust Litigation.

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act.  The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health.

Andover Healthcare, Inc. filed a Lanham act case against Johnson & Johnson Consumer Inc. in April 2017 in the United Stated District Court for the District of Massachusetts.  Andover asserts that the claim “not made with natural rubber latex” on COACH® Sports Wrap, BAND-AID® Brand SECURE-FLEX® Wrap and BAND-AID® Brand HURT-FREE® Wrap is false.  Andover seeks actual damages and pre-judgment interest thereon, disgorgement of profits, treble damages, attorney’s fees and injunctive relief.  The Court denied a motion to dismiss, an answer was filed and discovery is underway.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson in the United States District Court for the District of New Jersey alleging that Johnson & Johnson violated the federal Securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSONS® Baby Powder.  The lawsuit was assigned to the District Court Judge managing the personal injury multi-district litigation.

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
The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.0 billion to $2.4 billion. In 2017, the Company recorded a pre-tax charge of $760 million, of which $88 million was included in cost of products sold and $363 million was included in other (income) expense. See table below for additional details. Total project costs of $2.0 billion have been recorded since the restructuring has been announced.
Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 4 to 6 percent of the Medical Devices segment’s global workforce over the next 15 months. Approximately 2,400 positions have been eliminated of which 1,700 received separation payments since the restructuring announcement.
The Company estimates that approximately one-half of the cumulative pre-tax costs will result in cash outlays, including approximately $400 million of employee severance. Approximately one half of the cumulative pre-tax costs are non-cash, relating primarily to facility rationalization, inventory write-offs and intangible asset write-offs.

The following table summarizes the severance charges and the associated spending under this initiative through the fiscal year ended 2017:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
2015 restructuring charge	$484	86	20	590

2015 activity		(86)	(3)	(89)

Reserve balance, January 3, 2016	484	—	17	501

2016 activity	(104)	—	(16)	(120)

Reserve balance, January 1, 2017	380	—	1	381

Current year activity:
Charges		194	656	850
Cash payments	(61)		(619)	(680)
Settled non cash		(194)		(194)
Accrual adjustment	(90)			(90)

Reserve balance, December 31, 2017*	$229	—	38	267

*Cash outlays for severance are expected to be substantially paid out over the next 18 months in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Johnson & Johnson

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries as of December 31, 2017 and January 1, 2017, and the related consolidated statements of earnings, of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for and presents certain elements of share based payments in 2016.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Abbott Medical Optics and Actelion Ltd. from its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Abbott Medical Optics and Actelion Ltd. from our audit of internal control over financial reporting. Abbott Medical Optics and Actelion Ltd. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1% of total assets, respectively and approximately 1% and 2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2018

We have served as the Company’s auditor since at least 1920. We have not determined the specific year we began serving as auditor of the Company.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
The Company acquired Abbott Medical Optics (AMO), a wholly-owned subsidiary of Abbott Laboratories and Actelion Ltd. and its consolidated subsidiaries (Actelion) in February and June 2017, respectively. Actelion's total assets, excluding intangible assets and goodwill, and total revenues represented approximately 1% and 2%, respectively, of the related consolidated financial statements as of and for the period ended December 31, 2017. AMO's total assets, excluding intangible assets and goodwill, and total revenues represented approximately 1% and 1%, respectively, of the related consolidated financial statements as of and for the period ended December 31, 2017. As the acquisitions occurred in the fiscal year 2017, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2017 excluded the above mentioned acquisitions. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Alex Gorsky	/s/ Dominic J. Caruso
Alex Gorsky	Dominic J. Caruso
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

Shareholder Return Performance Graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending December 31, 2017, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Health Care Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2012 and December 31, 2007 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Health Care Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

	2012	2013	2014	2015	2016	2017
Johnson & Johnson	$100.00	$134.62	$157.95	$159.78	$184.26	$229.23
S&P 500 Index	$100.00	$132.37	$150.48	$152.55	$170.78	$208.05
S&P Pharmaceutical Index	$100.00	$135.23	$165.27	$174.84	$172.10	$193.74
S&P Healthcare Equipment Index	$100.00	$127.69	$161.24	$170.88	$181.96	$238.17
10 Year Shareholder Return Performance J&J vs. Indices

	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Johnson & Johnson	$100.00	$92.23	$102.63	$102.03	$112.13	$124.27	$167.28	$196.28	$198.55	$228.97	$284.85
S&P 500 Index	$100.00	$63.00	$79.66	$91.66	$93.59	$108.56	$143.70	$163.36	$165.60	$185.40	$225.85
S&P Pharmaceutical Index	$100.00	$81.80	$97.03	$97.78	$115.15	$131.76	$178.18	$217.77	$230.37	$226.77	$255.27
S&P Healthcare Equipment Index	$100.00	$72.36	$93.19	$90.66	$89.94	$105.47	$134.67	$170.06	$180.22	$191.91	$251.20

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2017 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	134,091,342	$75.11	389,083,761
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	134,091,342	$75.11	389,083,761

(1)	Included in this category are the following equity compensation plans which have been approved by the Company’s shareholders: 2005 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan.

(2)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

(3)	The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to the material under the captions “Item 1. Election of Directors - Director Independence” and “Related Person Transactions” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to the material under the caption “Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.     Financial Statements
Consolidated Balance Sheets at end of Fiscal Years 2017 and 2016
Consolidated Statements of Earnings for Fiscal Years 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for Fiscal Years 2017, 2016 and 2015
Consolidated Statements of Equity for Fiscal Years 2017, 2016 and 2015
Consolidated Statements of Cash Flows for Fiscal Years 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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
Date: February 21, 2018

JOHNSON & JOHNSON
(Registrant)

By	/s/ A. Gorsky
A. Gorsky, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Gorsky	Chairman, Board of Directors	February 21, 2018
A. Gorsky	Chief Executive Officer (Principal Executive Officer)

/s/ D. J. Caruso	Chief Financial Officer	February 21, 2018
D. J. Caruso	(Principal Financial Officer)

/s/ R. A. Kapusta	Controller and Chief Accounting Officer	February 21, 2018
R. A. Kapusta	(Principal Accounting Officer)

/s/ M. C. Beckerle	Director	February 21, 2018
M. C. Beckerle

/s/ D. S. Davis	Director	February 21, 2018
D. S. Davis

/s/ I. E. L. Davis	Director	February 21, 2018
I. E. L. Davis

Signature	Title	Date

/s/ M. B. McClellan	Director	February 21, 2018
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 21, 2018
A. M. Mulcahy

/s/ W. D. Perez	Director	February 21, 2018
W. D. Perez

/s/ C. Prince	Director	February 21, 2018
C. Prince

/s/ A. E. Washington	Director	February 21, 2018
A. E. Washington

/s/ R. A. Williams	Director	February 21, 2018
R. A. Williams

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
3(i)
Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.

3(ii)	By-Laws of the Company, as amended effective January 26, 2016 — Incorporated herein by reference to Exhibit 3.1 the Registrant’s Form 8-K Current Report filed January 26, 2016.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
10(a)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed with the Commission on May 10, 2005 (file no. 333-124785).*
10(b)	Form of Stock Option Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*
10(c)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed with the Commission on March 15, 2017 .*
10(d)
Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 of the Registrant’s Form 10-Q Quarterly Report filed May 7, 2012.*

10(e)	Johnson & Johnson Executive Incentive Plan (as amended) — Incorporated herein by reference to Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000.*
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
10(j)
The Johnson & Johnson Executive Income Deferral Plan (Amended and Restated) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*

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

10(m)**	Excess Benefit Plan (Supplemental Retirement Plan) — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
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

10(p)**	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
10(q)	Executive Life Plan Agreement Closure Letter — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2015.*
10(r)	Employment Agreement for Dr. Paulus Stoffels - Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(s)	Summary of Employment Arrangements for Sandra E. Peterson — Incorporated herein by reference to Exhibit 10(t) of the Registrant's Form 10-K Annual Report for the year ended December 30, 2012.*
10(t)
Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(u)
First Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 28, 2015.*

10(v)
Second Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10(x) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2016.*

12	Statement of Computation of Ratio of Earnings to Fixed Charges — Filed with this document.
21	Subsidiaries - Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
101
XBRL (Extensible Business Reporting Language) The following materials from this Report for the fiscal year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan.
**	Paper filing.
A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company.

