Form 10-Q
period 2018-04-01
JOHNSON & JOHNSON
filed 2018-05-01
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On April 26, 2018, 2,682,149,964 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information	1

Item 1. Financial Statements (unaudited)	1

Consolidated Balance Sheets — April 1, 2018 and December 31, 2017	1

Consolidated Statements of Earnings for the Fiscal First Quarters Ended April 1, 2018 and April 2, 2017	2

Consolidated Statements of Comprehensive Income for the Fiscal First Quarters Ended April 1, 2018 and April 2, 2017	3

Consolidated Statements of Cash Flows for the Fiscal Three Months Ended April 1, 2018 and April 2, 2017	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

Part II — Other Information	49

Item 1 - Legal Proceedings	49

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6 - Exhibits	49

Signatures	50
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Johnson & Johnson's other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Management and representatives of Johnson & Johnson and its subsidiaries (the Company) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations, expected operating results, financial performance; impact of planned acquisitions and dispositions; impact and timing of restructuring initiatives including associated cost savings and other benefits; the Company's strategy for growth; product development activities; regulatory approvals; market position and expenditures.
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

•
Increasingly aggressive and frequent challenges to the Company’s patents by competitors and others seeking to launch competing generic, biosimilar or other products and increased receptivity of courts, the United States Patent and Trademark Office and other decision makers to such challenges, potentially resulting in loss of market exclusivity and rapid decline in sales for the relevant product sooner than expected;

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

•
Changes in tax laws and regulations, including changes related to The Tax Cuts and Jobs Act in the United States, increasing audit scrutiny by tax authorities around the world and exposures to additional tax liabilities potentially in excess of existing reserves; and

•	Issuance of new or revised accounting standards by the Financial Accounting Standards Board and regulations by the Securities and Exchange Commission.
Risks Related to the Company’s Strategic Initiatives and Health Care Market Trends

•
Pricing pressures resulting from trends toward health care cost containment, including the continued consolidation among health care providers, trends toward managed care, the shift toward governments increasingly becoming the primary payers of health care expenses and significant new entrants to the health care markets seeking to reduce costs;

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

•
Potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs and potential drug reimportation legislation;

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

•
Reliance on global supply chains and production and distribution processes that are complex and subject to increasing regulatory requirements that may adversely affect supply, sourcing and pricing of materials used in the Company’s products; and

•
The potential that the expected benefits and opportunities related to restructuring actions contemplated for the global supply chain may not be realized or may take longer to realize than expected, including due to any required consultation procedures relating to restructuring of workforce and any required approvals from applicable regulatory authorities. Disruptions associated with the recently announced global supply chain actions may adversely affect supply and sourcing of materials used in the Company's products.

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,639	17,824
Marketable securities	565	472
Accounts receivable, trade, less allowances for doubtful accounts $281 (2017, $291)	14,166	13,490
Inventories (Note 2)	9,014	8,765
Prepaid expenses and other	2,641	2,537
Assets held for sale (Note 10)	1,743	—
Total current assets	42,768	43,088
Property, plant and equipment at cost	41,996	41,466
Less: accumulated depreciation	(24,956)	(24,461)
Property, plant and equipment, net	17,040	17,005
Intangible assets, net (Note 3)	52,365	53,228
Goodwill (Note 3)	31,149	31,906
Deferred taxes on income	8,785	7,105
Other assets	4,518	4,971
Total assets	$156,625	157,303
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,696	3,906
Accounts payable	6,443	7,310
Accrued liabilities	6,535	7,304
Accrued rebates, returns and promotions	7,956	7,210
Accrued compensation and employee related obligations	1,892	2,953
Accrued taxes on income	1,559	1,854
Total current liabilities	27,081	30,537
Long-term debt (Note 4)	29,837	30,675
Deferred taxes on income	8,057	8,368
Employee related obligations	10,066	10,074
Long-term taxes payable	9,453	8,472
Other liabilities	8,876	9,017
Total liabilities	93,370	97,143
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,608)	(13,199)
Retained earnings	104,339	101,793
Less: common stock held in treasury, at cost (437,654,000 and 437,318,000 shares)	31,596	31,554
Total shareholders’ equity	63,255	60,160
Total liabilities and shareholders' equity	$156,625	157,303
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	April 1, 2018	Percent to Sales	April 2, 2017	Percent to Sales
Sales to customers (Note 9)	$20,009	100.0%	$17,766	100.0%
Cost of products sold	6,614	33.1	5,409	30.4
Gross profit	13,395	66.9	12,357	69.6
Selling, marketing and administrative expenses	5,263	26.3	4,763	26.8
Research and development expense	2,404	12.0	2,070	11.7
Interest income	(114)	(0.6)	(121)	(0.7)
Interest expense, net of portion capitalized	259	1.3	204	1.2
Other (income) expense, net	60	0.3	(219)	(1.3)
Restructuring (Note 12)	42	0.2	85	0.5
Earnings before provision for taxes on income	5,481	27.4	5,575	31.4
Provision for taxes on income (Note 5)	1,114	5.6	1,153	6.5
NET EARNINGS	$4,367	21.8%	$4,422	24.9%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.63		$1.63
Diluted	$1.60		$1.61
CASH DIVIDENDS PER SHARE	$0.84		$0.80
AVG. SHARES OUTSTANDING
Basic	2,682.2		2,706.6
Diluted	2,731.9		2,754.5
Prior year amounts have been reclassified to conform to current year presentation
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 1, 2018	April 2, 2017

Net earnings	$4,367	4,422

Other comprehensive income (loss), net of tax
Foreign currency translation	623	395

Securities:(1)
Unrealized holding gain (loss) arising during period	—	89
Reclassifications to earnings	—	(179)
Net change	—	(90)

Employee benefit plans:
Prior service cost amortization during period	(6)	(4)
Gain (loss) amortization during period	192	123
Net change	186	119

Derivatives & hedges:
Unrealized gain (loss) arising during period	(164)	(224)
Reclassifications to earnings	178	179
Net change	14	(45)

Other comprehensive income (loss)	823	379

Comprehensive income	$5,190	4,801

(1) 2018 includes the impact from the adoption of ASU 2016-01. For further details see Note 1 to the Consolidated Financial Statements
See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2018 and 2017, respectively: Foreign Currency Translation: $163 million in 2018 due to the enactment of the U.S. Tax Cuts and Jobs Act; Securities: $0 million and $48 million; Employee Benefit Plans: $52 million and $60 million; Derivatives & Hedges: $4 million and $24 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,367	4,422
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,746	912
Stock based compensation	268	229
Asset write-downs	—	37
Deferred tax provision	44	(27)
Accounts receivable allowances	(20)	(13)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(479)	(96)
Increase in inventories	(322)	(368)
Decrease in accounts payable and accrued liabilities	(1,686)	(2,030)
Increase in other current and non-current assets	(907)	(424)
Increase in other current and non-current liabilities	595	271

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,606	2,913

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(658)	(560)
Proceeds from the disposal of assets/businesses, net	20	31
Acquisitions, net of cash acquired	(82)	(4,852)
Purchases of investments	(548)	(4,550)
Sales of investments	341	8,994
Other	2	1

NET CASH USED BY INVESTING ACTIVITIES	(925)	(936)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,253)	(2,171)
Repurchase of common stock	(1,444)	(3,342)
Proceeds from short-term debt	26	719
Retirement of short-term debt	(2,484)	(195)
Proceeds from long-term debt, net of issuance costs	2	4,464
Retirement of long-term debt	(8)	(2)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	66	402
Other	125	(25)

NET CASH USED BY FINANCING ACTIVITIES	(5,970)	(150)

Effect of exchange rate changes on cash and cash equivalents	104	110
(Decrease)/Increase in cash and cash equivalents	(3,185)	1,937
Cash and Cash equivalents, beginning of period	17,824	18,972
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,639	20,909

Acquisitions
Fair value of assets acquired	$119	5,250
Fair value of liabilities assumed and noncontrolling interests	(37)	(398)
Net cash paid for acquisitions	$82	4,852
Prior year amounts have been reclassified to conform to current year presentation
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

New Accounting Standards
Recently Adopted Accounting Standards
ASU 2014-09: Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers and all the related amendments (new revenue standard) to all contracts using the modified retrospective method. The cumulative effect of initially applying the new standard was recognized as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard has not had a material impact to either reported Sales to customers or Net earnings. Additionally, the Company will continue to recognize revenue from product sales as goods are shipped or delivered to the customer, as control of goods occurs at the same time.

In accordance with the new standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Earnings and Balance Sheet was as follows:

Statement of Earnings - For the fiscal three months ended April 1, 2018
(Dollars in millions)	As Reported	Effect of change	Balance without adoption of ASC 606
Sales to customers	$20,009	(29)	19,980

Net earnings	4,367	(25)	4,342

Balance Sheet - As of April 1, 2018
	As Reported	Effect of change	Balance without adoption of ASC 606
Assets	156,625	19	156,644
Liabilities	93,370	(3)	93,367

Equity	$63,255	22	63,277

The Company made a cumulative effect adjustment to the 2018 opening balance of retained earnings upon adoption of ASU 2014-09, which decreased beginning retained earnings by $47 million.
As part of the adoption of ASC 606 see Note 9 to the Consolidated Financial Statements for further disaggregation of revenue.
The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers. The Company's global payment terms are typically between 30 to 90 days. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted as variable consideration and recorded as a reduction in sales.
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

Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal reporting years 2017, 2016 and 2015.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. The Company also earns service revenue for co-promotion of certain products, which is included in sales to customers. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue.
ASU 2016-01: Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities
The Company adopted this standard as of the beginning of the fiscal year 2018 on a modified retrospective basis. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net earnings. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income.
The Company made a cumulative effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-01 that increased retained earnings by $232 million net of tax and decreased accumulated other comprehensive income for previously unrealized gains from equity investments. For additional details see Note 4 to the Consolidated Financial Statements.
ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
The Company adopted this standard as of the beginning of the fiscal year 2018. This update removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The Company recorded net adjustments to deferred taxes of approximately $2.0 billion, a decrease to Other Assets of approximately $0.7 billion and an increase to retained earnings of approximately $1.3 billion. The Company does not expect the adoption of this standard to have a significant impact on the Company's 2018 financial results.

ASU 2017-01: Clarifying the Definition of a Business
The Company adopted this standard as of the beginning of the fiscal year 2018. This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single or a group of similar identifiable assets. This update was applied prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The Company adopted this standard as of the beginning of the fiscal year 2018. This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost (“NPBC”). In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Earnings and prospectively, on and after the adoption date, for the capitalization of the service cost component of NPBC in assets. As required by the transition provisions of this update, the Company made the following reclassifications to the 2017 fiscal first quarter Consolidated Statement of Earnings to retroactively apply classification of the service cost component and the other components of NPBC:

(Dollars In millions)	Increase (Decrease) to Net Expense
Cost of products sold	$23
Selling, marketing and administrative expenses	26
Research and development expense	10
Other (income) expense, net	(59)
Earnings before provision for taxes on income	$—

The following table summarizes the cumulative effect adjustments made to the 2018 opening balance of retained earnings upon adoption of the new accounting standards mentioned above:

(Dollars in Millions)	Cumulative Effect Adjustment Increase (Decrease) to Retained Earnings
ASU 2014-09 - Revenue from Contracts with Customers	$(47)
ASU 2016-01 - Financial Instruments	232
ASU 2016-16 - Income Taxes: Intra-Entity Transfers	1,311
Total	$1,496

Recently Issued Accounting Standards
Not Adopted as of April 1, 2018
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

ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities
This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update will be effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is planning to early adopt this standard in the fiscal second quarter of 2018 and does not expect the adoption to have a material impact on its financial statements.

ASU 2016-02: Leases
This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current generally accepted accounting principles. This update will be effective for the Company for all annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company anticipates that most of its operating leases will result in the recognition of additional assets and the corresponding liabilities on its Consolidated Balance Sheets, however it does not expect the standard to have a material impact on the financial position. The actual impact will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 1, 2018	December 31, 2017
Raw materials and supplies	$1,200	1,140
Goods in process	2,339	2,317
Finished goods	5,475	5,308
Total inventories(1)	$9,014	8,765
(1) Net of approximately $0.1 billion classified as assets held for sale on the Consolidated Balance Sheet, related to the divestiture of the LifeScan business which was pending as of April 1, 2018

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2017. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	April 1, 2018	December 31, 2017
Intangible assets with definite lives:
Patents and trademarks — gross	$35,980	36,427
Less accumulated amortization	7,594	7,223
Patents and trademarks — net (1)	28,386	29,204
Customer relationships and other intangibles — gross	21,141	20,204
Less accumulated amortization	7,748	7,463
Customer relationships and other intangibles — net	13,393	12,741
Intangible assets with indefinite lives:
Trademarks	7,113	7,082
Purchased in-process research and development	3,473	4,201
Total intangible assets with indefinite lives	10,586	11,283
Total intangible assets — net	$52,365	53,228
(1) Net of approximately $0.6 billion classified as assets held for sale on the Consolidated Balance Sheet. $0.5 billion is related to the divestiture of Valchlor and $0.1 billion is related to the divestiture of the LifeScan business, both of which were pending as of April 1, 2018.

Goodwill as of April 1, 2018 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at December 31, 2017	$8,875	9,109	13,922		31,906
Goodwill, related to acquisitions	—	—	53		53
Goodwill, related to divestitures	—	—	—		—
Currency translation/Other	24	147	(981)	(1)	(810)
Goodwill, net at April 1, 2018	$8,899	9,256	12,994		31,149
(1) Net of approximately $1.0 billion classified as assets held for sale on the Consolidated Balance Sheet, related to the divestiture of the LifeScan business which was pending as of April 1, 2018.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 11 years and 22 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion and $0.3 billion for the fiscal three months ended April 1, 2018 and April 2, 2017, respectively. The estimated amortization expense for the five succeeding years approximates $4.4 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. During the fiscal second quarter of 2017, the Company entered into credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of April 1, 2018, the total amount of collateral paid under the credit support agreements amounted to $32 million, net. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of April 1, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $35.3 billion, $2.3 billion and $1.1 billion, respectively. As of December 31, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $34.5 billion, $2.3 billion and $1.1 billion, respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Gains and losses associated with interest rate swaps and changes in fair value of hedged debt attributable to changes in interest rates are recorded to interest expense in the period in which they occur. Gains and losses on net investment hedges are accounted for through the currency translation account. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings in Other (income) expense, net for forward foreign exchange contracts, cross currency interest rate swaps, net investment hedges and equity collar contracts. For interest rate swaps designated as fair value hedges, hedge ineffectiveness, if any, is included in current period earnings within interest expense. For the current reporting period, hedge ineffectiveness associated with interest rate swaps was not material.

During the fiscal second quarter of 2016, the Company designated its Euro denominated notes issued in May 2016 with due dates ranging from 2022 to 2035 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
The change in the carrying value due to remeasurement of these Euro notes resulted in a $150 million unrealized pretax loss for the fiscal first quarter of April 1, 2018 reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income. The change in the carrying value due to remeasurement of these Euro notes resulted in a cumulative $372 million unrealized pretax loss from hedge inception through the fiscal first quarter of 2018, reflected in foreign currency translation adjustment, within the Consolidated Statements of Comprehensive Income.

As of April 1, 2018, the balance of deferred net gains on derivatives included in accumulated other comprehensive income was $84 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives designated as cash flow hedges for the fiscal first quarters in 2018 and 2017:

	Gain/(Loss) Recognized In Accumulated OCI (1)		Gain/(Loss) Reclassified From Accumulated OCI Into Income (1)		Gain/(Loss) Recognized In Other Income/Expense (2)
(Dollars in Millions)	Fiscal First Quarters Ended
Cash Flow Hedges By Income Statement Caption	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Sales to customers (3)	$31	(13)	29	(33)	—	—
Cost of products sold (3)	3	(97)	2	(31)	12	(17)
Research and development expense (3)	(237)	(109)	(238)	(102)	—	5
Interest (income)/Interest expense, net (4)	57	28	40	22	—	—
Other (income) expense, net (3) (5)	(18)	(33)	(11)	(35)	5	1
Total	$(164)	(224)	(178)	(179)	17	(11)

All amounts shown in the table above are net of tax.
(1) Effective portion
(2) Ineffective portion
(3) Forward foreign exchange contracts
(4) Cross currency interest rate swaps
(5) Includes equity collar contracts. The equity collar contracts expired in December of 2017

For the fiscal first quarters ended April 1, 2018 and April 2, 2017, a loss of $19 million and $29 million, respectively, was recognized in Other (income) expense, net, relating to forward foreign exchange contracts not designated as hedging instruments.

The Company adopted ASU 2016-01: Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities as of the beginning of the fiscal year 2018. This ASU amends prior guidance to classify equity investments with readily determinable market values into different categories (that is, trading or available-for-sale) and require equity investments to be measured at fair value with changes in fair value recognized through net earnings. The Company made a cumulative effect adjustment to the opening balance of retained earnings upon adoption of ASU 2016-01 which increased retained earnings by $232 million, net of tax, and decreased accumulated other comprehensive income for previously net unrealized gains from equity investments.
The Company holds equity investments with readily determinable fair values and equity investments without readily determinable fair values. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The following table is a summary of the activity related to equity investments for the fiscal first quarter of 2018:

(Dollars in Millions)	December 31, 2017			April 1, 2018
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$751	(27)	7	731	731

Equity Investments without readily determinable value	$510	(20)	83	573	573
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $20 million of the changes in fair value reflected in net income that were the result of impairments. There were no changes related to adjustments due to changes in observable prices.

For the fiscal first quarter ended April 2, 2017, changes in fair value reflected within other comprehensive income due to previously unrealized gains on equity investments with readily determinable fair values net of tax was a net gain of $349 million

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. The authoritative literature establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 inputs having the highest priority and Level 3 inputs having the lowest.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 1, 2018 and December 31, 2017 were as follows:

	April 1, 2018				December 31, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts(7) (8)	$—	351	—	351	342
Interest rate contracts (2)(4)	—	3	—	3	7
Total	—	354	—	354	349
Liabilities:
Forward foreign exchange contracts(7) (9)	—	269	—	269	314
Interest rate contracts (3)(4)(7) (10)	—	19	—	19	15
Total	—	288	—	288	329
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	25	—	25	38
Liabilities:
Forward foreign exchange contracts	—	53	—	53	38
Other Investments:
Equity investments (5)	731	—	—	731	751
Debt securities(6)	$—	2,967	—	2,967	5,310

(1)	2017 assets and liabilities are all classified as Level 2 with the exception of equity investments of $751 million, which are classified as Level 1.

(2)	Includes $2 million and $7 million of non-current other assets for April 1, 2018 and December 31, 2017, respectively.

(3)	Includes $14 million and $9 million of non-current other liabilities for April 1, 2018 and December 31, 2017, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets. The carrying amount of the equity investments were $731 million and $751 million as of April 1, 2018 and December 31, 2017, respectively.

(6)	Classified as cash equivalents and current marketable securities.

(7)	Includes collateral exchanged on the credit support agreements on derivatives

(8)	Forward foreign exchange contracts excluding CSA were $478 million and $418 million for April 1, 2018 and December 31, 2017, respectively.

(9)	Forward foreign exchange contracts excluding CSA were $364 million and $402 million for April 1, 2018 and December 31, 2017, respectively.

(10)	Interest rate contracts excluding CSA were $83 million and $165 million for April 1, 2018 and December 31, 2017, respectively.

The Company's cash, cash equivalents and current marketable securities as of April 1, 2018 comprised:

	April 1, 2018
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,656	2,656	2,656
Other Sovereign Securities(1)	529	529	529
U.S. Reverse repurchase agreements	2,682	2,682	2,682
Other Reverse repurchase agreements	398	398	398
Corporate debt securities(1)	1,869	1,869	1,864	5
Money market funds	2,944	2,944	2,944
Time deposits(1)	1,159	1,159	1,159
Subtotal	12,237	12,237	12,232	5

Gov't securities	2,705	2,705	2,370	335
Other Sovereign Securities	2	2	—	2
Corporate debt securities	260	260	37	223
Subtotal available for sale debt(2)	$2,967	2,967	2,407	560
Total cash, cash equivalents and current marketable securities			14,639	565
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal first quarter ended April 1, 2018 and the fiscal year ended December 31, 2017 the carrying amount was the same as the estimated fair value.

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

The contractual maturities of the available for sale securities at April 1, 2018 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$2,887	2,887
Due after one year through five years	80	80
Due after five years through ten years	—	—
Total debt securities	$2,967	2,967

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of April 1, 2018:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$2,696	2,696

Non-Current Debt
4.75% Notes due 2019 (1B Euro 1.2323)	1,230	1,330
1.875% Notes due 2019	495	492
3% Zero Coupon Convertible Subordinated Debentures due in 2020	52	92
1.950% Notes due 2020	499	492
2.95% Debentures due 2020	547	553
3.55% Notes due 2021	448	461
2.45% Notes due 2021	349	347
1.65% Notes due 2021	998	973
0.250% Notes due 2022 (1B Euro 1.2323)	1,229	1,236
2.25% Notes due 2022	995	975
6.73% Debentures due 2023	250	298
3.375% Notes due 2023	806	827
2.05% Notes due 2023	498	478
0.650% Notes due 2024 (750MM Euro 1.2323)	920	926
5.50% Notes due 2024 (500 MM GBP 1.4063)	697	865
2.625% Notes due 2025	747	722
2.45% Notes due 2026	1,991	1,877
2.95% Notes due 2027	995	968
2.90% Notes due 2028	1,492	1,443
1.150% Notes due 2028 (750MM Euro 1.2323)	916	923
6.95% Notes due 2029	296	397
4.95% Debentures due 2033	498	580
4.375% Notes due 2033	856	938
1.650% Notes due 2035 (1.5B Euro 1.2323)	1,830	1,907
3.55% Notes due 2036	987	978
5.95% Notes due 2037	991	1,289
3.625% Notes due 2037	1,486	1,479
3.40% Notes due 2038	990	961
5.85% Debentures due 2038	696	908
4.50% Debentures due 2040	538	604
4.85% Notes due 2041	296	340
4.50% Notes due 2043	495	545
3.70% Notes due 2046	1,971	1,966
3.75% Notes due 2047	991	991
3.50% Notes due 2048	742	716
Other	20	20
Total Non-Current Debt	$29,837	30,897

The weighted average effective interest rate on non-current debt is 3.19%.

The excess of the estimated fair value over the carrying value of debt was $2.0 billion at December 31, 2017.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal three months of 2018 and 2017 were 20.3% and 20.7%, respectively. The U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law effective January 1, 2018. This law reduces the U.S. statutory corporate tax rate from 35% to 21%, eliminates or reduces certain corporate income tax deductions and introduces a tax on global intangible low-taxed income (GILTI). In December 2017, the Company recorded a provisional tax cost of $13.0 billion related to the enactment of the TCJA. Under the guidance in SEC Staff Accounting Bulletin 118 (SAB 118), the provisional amount was a reasonable estimate based on the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign local and withholding taxes as of the 2017 assessment date of January 18, 2018. As noted below, the Company made adjustments in the first quarter of 2018. All amounts recorded remain provisional and may require further adjustments and changes to the Company’s estimates as new guidance is made available. The estimate is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. Revisions to the provisional charge may be material to the Company's future financial results. See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further details on the TCJA and SAB 118.

The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter of 2017, which increased the effective tax rate by 3.8% for the first three months of 2017 compared to the same period in 2018. Additionally, in 2018 the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2017. Remeasurement of deferred tax liabilities and assets recorded for the foreign withholding taxes and related U.S. foreign tax credits, respectively, increased the Company’s effective tax rate in 2018 by approximately 1.4% due to changes in the foreign currency exchange rates. Tax benefits received from stock-based compensation during the fiscal three months of 2018 and 2017, reduced the effective tax rate by 2.2% and 3.6%, respectively. The reduction of the U.S. statutory corporate tax rate, offset by the elimination of the corporate income tax deductions, measurement period adjustments(1) and the GILTI tax(2), decreased the Company’s worldwide effective rate as compared to the same period of the prior year. As previously disclosed, the Company has elected to provisionally treat the GILTI tax as a period expense, pending further analysis by management of this new tax provision.

(1)The following adjustments were made to the provisional tax amounts in the first fiscal quarter of 2018 due to issued Treasury guidance and revisions to the Company’s estimates since the assessment date:

•	$0.2 billion increase to the transition tax on previously undistributed foreign earnings as of December 31, 2017 due to U.S. Treasury Department’s issuance of Notice 2018-13 on January 19, 2018

•
$0.3 billion decrease to the deferred tax liability for foreign local taxes, partially offset by a decrease of $0.1 billion in deferred tax assets for U.S. foreign tax credits due to updated estimates from the amounts recorded in 2017.

These measurement period adjustments decreased the Company’s effective tax rate by approximately 0.5% in the first fiscal quarter of 2018 as compared to the same period of the prior year.
(2) The impact of GILTI on the first quarter effective tax rate was an increase of 2.6%.

As of April 1, 2018, the Company had approximately $3.2 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost

Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2018 and 2017 include the following components:

	Fiscal First Quarters Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$309	251	67	61
Interest cost	252	230	37	39
Expected return on plan assets	(560)	(505)	(2)	(2)
Amortization of prior service cost/(credit)	1	—	(8)	(7)
Recognized actuarial losses	215	152	30	34
Curtailments and settlements	(2)	—	—	—
Net periodic benefit cost	$215	128	124	125

As per the adoption of ASU 2017-07, the service cost component of net periodic benefit cost was presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal three months ended April 1, 2018, the Company contributed $18 million and $9 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)		Employee	Gain/(Loss)	Total Accumulated
	Currency	On		Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities		Plans	& Hedges	Income (Loss)
December 31, 2017	$(7,351)	232		(6,150)	70	(13,199)
Net change	623	—		186	14	823
Cumulative adjustment to retained earnings		(232)	(1)			(232)
April 1, 2018	$(6,728)	—		(5,964)	84	(12,608)
(1) See Note 1 to the Consolidated Financial Statements for additional details on the adoption of ASU 2016-01

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended April 1, 2018 and April 2, 2017:

	Fiscal First Quarters Ended
(Shares in Millions)	April 1, 2018	April 2, 2017
Basic net earnings per share	$1.63	1.63
Average shares outstanding — basic	2,682.2	2,706.6
Potential shares exercisable under stock option plans	139.5	141.2
Less: shares which could be repurchased under treasury stock method	(90.6)	(94.6)
Convertible debt shares	0.8	1.3
Average shares outstanding — diluted	2,731.9	2,754.5
Diluted net earnings per share	$1.60	1.61

The diluted net earnings per share calculation for both the fiscal first quarters ended April 1, 2018 and April 2, 2017 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for both the fiscal first quarters ended April 1, 2018 and April 2, 2017 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2018	April 2, 2017	Percent Change

CONSUMER
Baby Care
U.S.	$97	113	(14.2)%
International	360	342	5.3
Worldwide	457	455	0.4
Beauty
U.S.	611	567	7.8
International	473	414	14.3
Worldwide	1,084	981	10.5
Oral Care
U.S.	157	156	0.6
International	222	206	7.8
Worldwide	379	362	4.7
OTC
U.S.	465	477	(2.5)
International	607	536	13.2
Worldwide	1,072	1,013	5.8
Women's Health
U.S.	3	3	0.0
International	240	239	0.4
Worldwide	243	242	0.4
Wound Care/Other
U.S.	103	98	5.1
International	60	77	(22.1)
Worldwide	163	175	(6.9)
TOTAL CONSUMER
U.S.	1,436	1,414	1.6
International	1,962	1,814	8.2
Worldwide	3,398	3,228	5.3

PHARMACEUTICAL
Immunology
U.S.	2,000	2,123	(5.8)
International	1,042	807	29.1
Worldwide	3,042	2,930	3.8
REMICADE®
U.S.	916	1,182	(22.5)
U.S. Exports	142	165	(13.9)
International	331	325	1.8
Worldwide	1,389	1,672	(16.9)
SIMPONI / SIMPONI ARIA®

U.S.	224	229	(2.2)
International	294	199	47.7
Worldwide	518	428	21.0
STELARA®
U.S.	652	547	19.2
International	409	276	48.2
Worldwide	1,061	823	28.9
OTHER IMMUNOLOGY
U.S.	66	—	*
International	8	7	14.3
Worldwide	74	7	*

Infectious Diseases
U.S.	333	326	2.1
International	497	423	17.5
Worldwide	830	749	10.8
EDURANT® / rilpivirine
U.S.	14	12	16.7
International	196	137	43.1
Worldwide	210	149	40.9
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	273	259	5.4
International	205	171	19.9
Worldwide	478	430	11.2
OTHER INFECTIOUS DISEASES
U.S.	46	55	(16.4)
International	96	115	(16.5)
Worldwide	142	170	(16.5)

Neuroscience
U.S.	624	664	(6.0)
International	935	833	12.2
Worldwide	1,559	1,497	4.1
CONCERTA® / Methylphenidate
U.S.	66	108	(38.9)
International	107	101	5.9
Worldwide	173	209	(17.2)
INVEGA SUSTENNA® / XEPLION® / TRINZA® / TREVICTA®
U.S.	400	372	7.5
International	296	232	27.6
Worldwide	696	604	15.2
RISPERDAL CONSTA®
U.S.	82	95	(13.7)
International	114	112	1.8
Worldwide	196	207	(5.3)
OTHER NEUROSCIENCE
U.S.	76	89	(14.6)

International	418	388	7.7
Worldwide	494	477	3.6

Oncology
U.S.	933	664	40.5
International	1,378	930	48.2
Worldwide	2,311	1,594	45.0
DARZALEX®
U.S.	264	201	31.3
International	168	54	*
Worldwide	432	255	69.4
IMBRUVICA®
U.S.	227	190	19.5
International	360	219	64.4
Worldwide	587	409	43.5
VELCADE®
U.S.	—	—	—
International	313	280	11.8
Worldwide	313	280	11.8
ZYTIGA®
U.S.	407	233	74.7
International	438	290	51.0
Worldwide	845	523	61.6
OTHER ONCOLOGY
U.S.	35	40	(12.5)
International	99	87	13.8
Worldwide	134	127	5.5

Pulmonary Hypertension
U.S.	361	—	*
International	224	—	*
Worldwide	585	—	*
OPSUMIT®
U.S.	149	—	*
International	122	—	*
Worldwide	271	—	*
TRACLEER®
U.S.	68	—	*
International	72	—	*
Worldwide	140	—	*
UPTRAVI®
U.S.	124	—	*
International	16	—	*
Worldwide	140	—	*
OTHER
U.S.	20	—	*
International	14	—	*
Worldwide	34	—	*

Cardiovascular / Metabolism / Other
U.S.	1,103	1,095	0.7
International	414	380	8.9
Worldwide	1,517	1,475	2.8
XARELTO®
U.S.	578	513	12.7
International	—	—	—
Worldwide	578	513	12.7
INVOKANA® / INVOKAMET®
U.S.	204	247	(17.4)
International	44	37	18.9
Worldwide	248	284	(12.7)
PROCRIT® / EPREX®
U.S.	189	169	11.8
International	87	78	11.5
Worldwide	276	247	11.7
OTHER
U.S.	132	166	(20.5)
International	283	265	6.8
Worldwide	415	431	(3.7)
TOTAL PHARMACEUTICAL
U.S.	5,354	4,872	9.9
International	4,490	3,373	33.1
Worldwide	9,844	8,245	19.4

MEDICAL DEVICES
Diabetes Care
U.S.	117	154	(24.0)
International	222	245	(9.4)
Worldwide	339	399	(15.0)
Diagnostics
U.S.	—	—	—
International	—	1	*
Worldwide	—	1	*
Interventional Solutions
U.S.	304	279	9.0
International	336	270	24.4
Worldwide	640	549	16.6
Orthopaedics
U.S.	1,307	1,359	(3.8)
International	943	916	2.9
Worldwide	2,250	2,275	(1.1)
HIPS
U.S.	209	209	0.0
International	154	143	7.7
Worldwide	363	352	3.1

KNEES
U.S.	228	246	(7.3)
International	159	152	4.6
Worldwide	387	398	(2.8)
TRAUMA
U.S.	407	391	4.1
International	289	251	15.1
Worldwide	696	642	8.4
SPINE & OTHER
U.S.	463	513	(9.7)
International	341	370	(7.8)
Worldwide	804	883	(8.9)
Surgery
U.S.	993	995	(0.2)
International	1,430	1,276	12.1
Worldwide	2,423	2,271	6.7
ADVANCED
U.S.	393	392	0.3
International	573	485	18.1
Worldwide	966	877	10.1
GENERAL
U.S.	423	423	0.0
International	704	651	8.1
Worldwide	1,127	1,074	4.9
SPECIALTY
U.S.	177	180	(1.7)
International	153	140	9.3
Worldwide	330	320	3.1
Vision Care
U.S.	440	305	44.3
International	675	493	36.9
Worldwide	1,115	798	39.7
CONTACT LENSES / OTHER
U.S.	309	256	20.7
International	498	427	16.6
Worldwide	807	683	18.2
SURGICAL
U.S.	131	49	*
International	177	66	*
Worldwide	308	115	*
TOTAL MEDICAL DEVICES
U.S.	3,161	3,092	2.2
International	3,606	3,201	12.7
Worldwide	6,767	6,293	7.5
WORLDWIDE
U.S.	9,951	9,378	6.1

International	10,058	8,388	19.9
Worldwide	$20,009	17,766	12.6%
*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2018	April 2, 2017	Percent Change
Consumer (1)	$548	596	(8.1)%
Pharmaceutical(2)	3,666	3,663	0.1
Medical Devices(3)	1,579	1,563	1.0
Segment earnings before provision for taxes	5,793	5,822	(0.5)
Less: Expense not allocated to segments (4)	312	247
Worldwide income before tax	$5,481	5,575	(1.7)%

(1) Includes amortization expense of $0.1 billion in the fiscal first quarters of 2018 and 2017.

(2) Includes acquisition costs related to the Actelion acquisition of $0.1 billion in the fiscal first quarter of 2018. Includes a gain of $0.2 billion in the fiscal first quarter of 2017 related to the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. Includes amortization expense of $0.8 billion and $0.1 billion in the fiscal first quarters of 2018 and 2017, respectively.
(3) Includes a restructuring related charge of $0.1 billion and $0.2 billion in the fiscal first quarters of 2018 and 2017, respectively. Includes amortization expense of $0.3 billion and $0.2 billion in the fiscal first quarters of 2018 and 2017, respectively.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	April 1, 2018	April 2, 2017	Percent Change
United States	$9,951	9,378	6.1%
Europe	4,797	3,858	24.3
Western Hemisphere, excluding U.S.	1,567	1,454	7.8
Asia-Pacific, Africa	3,694	3,076	20.1
Total	$20,009	17,766	12.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

During the fiscal first quarter of 2018, the Company announced a binding offer from Platinum Equity, a private investment firm, to acquire its LifeScan business for approximately $2.1 billion, subject to customary adjustments. As of April 1, 2018, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory, $0.2 billion of property, plant and equipment, $0.1 billion of intangible assets, net and $1.0 billion of goodwill. The Company will retain certain net liabilities associated with the LifeScan business. Additionally, during the fiscal first quarter of 2018, the Company announced the acquisition of Orthotaxy, a privately-held developer of software-enabled surgery technologies, including a differentiated robotic-assisted surgery solution.

On June 16, 2017, the Company completed the acquisition of Actelion Ltd through an all cash tender offer in Switzerland for $280 per share, amounting to $29.6 billion, net of cash acquired. As part of the transaction, immediately prior to the completion of the acquisition, Actelion spun out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia Ltd. The shares of Idorsia are listed on the SIX Swiss Exchange (SIX). The

Company currently holds 9.9% of the shares of Idorsia and has rights to an additional 22.1% of Idorsia equity through a convertible loan with a principal amount of approximately $0.5 billion. The convertible loan may be converted into Idorsia shares as follows: (i) up to an aggregate shareholding of 16% of Idorsia shares as a result of certain shareholders holding more than 20% of the issued Idorsia shares, and (ii) up to the balance of the remaining amount within 20 business days of the maturity date of the convertible loan, which has a ten year term, or if Idorsia undergoes a change of control transaction. The investment in Idorsia was recorded as a cost method investment in Other assets in the Company's consolidated Balance Sheet. The Company also exercised the option acquired on ACT-132577, a product within Idorsia being developed for resistant hypertension currently in phase 2 of clinical development. The Company has also entered into an agreement to provide Idorsia with a Swiss franc denominated credit facility of approximately $250 million. As of April 1, 2018, Idorsia has not made any draw-downs under the credit facility. Actelion has entered into a transitional services agreement with Idorsia. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that are highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need.

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

The following table presents the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as the adjustments made up to April 1, 2018:

(Dollars in Millions)	June 16, 2017	April 1, 2018
Cash & Cash equivalents	$469	469
Inventory(1)	759	759
Accounts Receivable	485	485
Other current assets	93	93
Property, plant and equipment	104	104
Goodwill	5,986	6,161
Intangible assets	25,010	25,010
Deferred Taxes	3	99
Other non-current assets	19	19
Total Assets Acquired	32,928	33,199

Current liabilities	531	956
Deferred Taxes	1,960	1,776
Other non-current liabilities	383	413
Total Liabilities Assumed	2,874	3,145

Net Assets Acquired	$30,054	30,054

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

The patents and trademarks acquired are comprised of developed technology with a weighted average life of 9 years and was primarily based on the patent life of the marketed products. The intangible assets with definite lives were assigned asset lives ranging from 4 to 10 years. As of April 1, 2018, patents and trademarks, net of a liability assumed, of $0.4 billion were classified as assets held for sale as they related to the pending divestiture of Valchlor, one of the acquired products. The in-process research and development intangible assets were valued for technology programs for unapproved products.

The value of the IPR&D was calculated using probability adjusted cash flow projections discounted for the risk inherent in such projects. The discount rate applied was 9%.

The acquisition was accounted for using the acquisition method and, accordingly, the results of operations of Actelion were reported in the Company's financial statements beginning on June 16, 2017, the date of acquisition.

The following table provides pro forma results of operations for the fiscal first quarter ended April 2, 2017 as if Actelion had been acquired as of January 4, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Actelion. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

Unaudited Pro forma Consolidated Results

(Dollars in Millions Except Per Share Data)	April 2, 2017

Net Sales	$18,410
Net Earnings	4,099
Diluted Net Earnings per Common Share	$1.49

In the fiscal first quarter of 2018, the Company recorded acquisition related costs, of approximately $0.1 billion before tax, which was recorded in Other (income)/expense and Cost of products sold.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of April 1, 2018, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; and INVOKANA®. As of April 1, 2018, in the U.S. there were approximately 2,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,200 with respect to the PINNACLE® Acetabular Cup System; 54,000 with respect to pelvic meshes; 14,000 with respect to RISPERDAL®; 26,300 with respect to XARELTO®; 9,100 with respect to body powders containing talc; and 1,100 with respect to INVOKANA®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, with more expected from the recent extension, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle two pending class actions, and the proposed settlements will be presented for approval to the Québec Superior Court and the Supreme Court of British Columbia respectively in May 2018. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in some state courts and in countries outside of the United States, primarily in the United Kingdom. In the United Kingdom, a trial was completed regarding common issues of liability and a decision is expected in the first half of 2018. The Company has established an accrual for defense costs only in connection with product liability litigation associated with the PINNACLE® Acetabular Cup System.

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

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI's collaboration partner for XARELTO® Bayer AG and certain of its affiliates. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania; and there are coordinated proceedings in Delaware, California and Missouri. Class action lawsuits also have been filed in Canada. The Company has established an accrual for defense costs only in connection with product liability litigation associated with XARELTO®.

Claims for personal injury have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSONS® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. The Company has established an accrual for defense costs only in connection with product liability litigation associated with body powders containing talc.

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

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases and in April 2018, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court to reconsider Medinol's motion for a new trial.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants. MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132; 8,721,730 and 9,492,280 relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. In December 2017, DePuy Synthes Products, Inc. filed a Petition for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate the ’426 patent.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310; 9,084,608; 9,241,759 and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. Trial is scheduled to begin in September 2019.

In November 2017, Board of Regents, The University of Texas System and Tissuegen, Inc. filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of

VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® POS® Antibacterial Sutures and STRATAFIX® MONOCRYL®Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. A claim construction hearing is scheduled in October 2018.

Pharmaceutical
In April 2016, MorphoSys AG, a German biotech company, filed a patent infringement lawsuit against Janssen Biotech, Inc. (JBI), Genmab U.S. Inc. and Genmab A/S (collectively, Genmab) in the United States District Court for the District of Delaware. MorphoSys alleges that JBI’s manufacture and sale of DARZALEX® (daratumumab) willfully infringes MorphoSys’ United States Patent Nos. 8,263,746, 9,200,061 and 9,785,590. MorphoSys is seeking money damages. JBI licenses patents and the commercial rights to DARZALEX® from Genmab. Trial on liability and damages is scheduled to commence in February 2019.

In August 2016, Sandoz Ltd and Hexal AG (collectively, Sandoz) filed a lawsuit in the English High Court against G.D. Searle LLC, a Pfizer company (Searle) and Janssen Sciences Ireland UC (JSI) alleging that Searle’s supplementary protection certificate SPC/GB07/038 (SPC), which is exclusively licensed to JSI, is invalid and should be revoked. Janssen-Cilag Limited sells PREZISTA® (darunavir) in the United Kingdom pursuant to this license. In October 2016, Searle and JSI counterclaimed against Sandoz for threatened infringement of the SPC based on statements of its plans to launch generic darunavir in the United Kingdom. Sandoz admitted that its generic darunavir product would infringe the SPC if it is found valid. Searle and JSI are seeking an order enjoining Sandoz from marketing its generic darunavir before the expiration of the SPC. Following a trial in April 2017, the Court entered a decision holding that the SPC is valid and granting a final injunction. Sandoz has appealed the Court’s decision and the injunction will be stayed pending the appeal. In January 2018, the Court referred the issue on appeal to the Court of Justice for the European Union (CJEU) and stayed the proceedings pending the CJEU’s ruling on the issue.

REMICADE® Related Cases

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (collectively, Celltrion) filed an application with the United States Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, Janssen Biotech, Inc. (JBI) filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive marketing rights for Celltrion's infliximab biosimilar in the United States, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including United States Patent No. 6,284,471 relating to REMICADE® (infliximab) (the ’471 patent) and United States Patent No. 7,598,083 (the ’083 patent). In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the ’471 patent. JBI appealed those decisions to the United States Court of Appeals for the Federal Circuit. In January 2018, the Federal Circuit dismissed the appeal as moot based on its affirmance of a decision by the USPTO’s Patent Trial and Appeal Board affirming invalidity of the ’471 patent.

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

The FDA approved the first infliximab biosimilar for sale in the United States in 2016, and a number of such products have been launched.

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

Janssen and BTG also initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Amerigen Pharmaceuticals Limited (Amerigen) in May 2016, and Glenmark Pharmaceuticals, Inc. (Glenmark) in June 2016, each of whom filed an ANDA seeking approval to market its generic version of ZYTIGA® before the expiration of the ’438 patent.

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

In February 2018, Janssen and BTG filed a patent infringement lawsuit against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (collectively, MSN) based on its ANDA seeking approval for a generic version of ZYTIGA® prior to the expiration of the ‘438 patent.

In February 2018, the court heard oral arguments on a motion for summary judgment of non-infringement filed by certain defendants.  The parties await a decision. If the decision is unfavorable, the stay could be lifted and a generic version of ZYTIGA® could enter the market. Trial on the matter is scheduled for July 2018.

In December 2017, Janssen and BTG entered into a settlement agreement with Glenmark. In January 2018, Janssen dismissed its lawsuit against Sun after it withdrew its ANDA. In April 2018, Janssen and BTG entered into a settlement agreement with Apotex.

In each of the above lawsuits, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’438 patent.

Several generic companies including Amerigen, Argentum Pharmaceuticals LLC (Argentum), Mylan, Wockhardt, Actavis, Amneal, Dr. Reddy’s, Sun, Teva, West-Ward and Hikma filed Petitions for Inter Partes Review (IPR) with the USPTO, seeking to invalidate the ’438 patent. In January 2018, the USPTO issued decisions finding the '438 patent claims unpatentable, and Janssen has requested rehearing. The IPR decisions are not binding on the district court in the pending litigation.

In October 2017, Janssen Inc. and Janssen Oncology, Inc. (collectively, Janssen) initiated two Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in Canada in response to Teva's filing Abbreviated New Drug Submissions (ANDS) and seeking approval to market generic versions of ZYTIGA® 250mg and ZYTIGA® 500mg before the expiration of Canadian Patent No. 2,661,422. The federal court of Canada scheduled the Final Hearing for May 2019.

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The federal court of Canada scheduled the Final Hearing for April 2019.

In each of these Notices of Application, Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Teva's and Apotex's ANDS before the expiration of Janssen's patent.

XARELTO®
Beginning in October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer’s United States Patent Nos. 7,157,456, 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patents. The following generic companies are named defendants: Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo); Breckenridge Pharmaceutical, Inc. (Breckenridge); InvaGen Pharmaceuticals Inc. (InvaGen); Micro Labs USA Inc. and Micro Labs Ltd (collectively, Micro); Mylan Pharmaceuticals Inc. (Mylan); Prinston Pharmaceuticals, Inc.; Sigmapharm Laboratories, LLC (Sigmapharm); Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. (collectively, Torrent). All defendants except Mylan and Sigmapharm have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. Trial concluded in April 2018 and the parties are awaiting a decision.

Beginning in April 2017, JPI and Bayer Intellectual Property GmbH and Bayer AG (collectively, Bayer AG) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 (’218) relating to XARELTO®. The following generic companies are named defendants: Alembic Pharmaceuticals Limited, Alembic Global Holding SA and Alembic Pharmaceuticals, Inc.; Aurobindo; Breckenridge; InvaGen; Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin has counterclaimed for a declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053, but Lupin dismissed its counterclaims after it was provided a covenant not to sue on that patent. Aurobindo, Taro, Torrent, Micro and Breckenridge have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. The ’218 cases have been consolidated for discovery and trial, and are currently set for trial in April 2019.

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

In April 2018, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Prinston, who filed an ANDA seeking approval to market a generic version of INVOKANA® before expiration of the ’788 patent relating to INVOKANA®.

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

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (together, Janssen) initiated a Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in response to Teva's filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 and 2,655,335. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Teva's ANDS before the expiration of these patents. The Court scheduled the Final Hearing to begin in September 2019.

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

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Arkansas, Louisiana, Mississippi, Missouri, New Mexico, Ohio and Oklahoma. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama; Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Massachusetts; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; South Carolina; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; Wisconsin and West Virginia. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In October 2017, Johnson &

Johnson and JPI were both served with a motion to consolidate 66 pending matters into a federal Multi District Litigation in the Southern District of Ohio. In December 2017, the MDL was approved in the Northern District of Ohio and there are over 300 cases that have been transferred to the MDL.

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

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the District Court. DePuy filed a petition for certiorari with the United States Supreme Court, seeking review of the First Circuit’s decision. The Supreme Court denied the petition in April 2018.
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
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI) and seeks injunctive and monetary relief. Trial is currently scheduled to begin in the fall of 2019.

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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®. In December 2017, Johnson & Johnson and JPI were served with a whistleblower lawsuit filed in the United States District Court for the Central District of California alleging the off-label promotion of OLYSIO® and additional products, including NUCYNTA®, XARELTO®, LEVAQUIN® and REMICADE®.  At this time, the federal and state governments have declined to intervene and the lawsuit, which is related to the Civil Investigative Demand, is being prosecuted by a former company employee.  The United States District Court for the Central District of California dismissed the claim in April 2018.

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

Actelion Pharmaceuticals US, Inc. (Actelion US), received a subpoena in May 2016, with follow-up requests for documents from the United States Attorney's Office for the District of Massachusetts. The subpoena seeks the production of records pertaining to Actelion US’ payments to 501(c)(3) charitable organizations that provide financial assistance to Medicare patients.

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

From time to time, the Company has received requests from a variety of United States Congressional Committees to produce information relevant to ongoing congressional inquiries. It is the policy of Johnson & Johnson to cooperate with these inquiries by producing the requested information.
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

In May 2014, two purported class actions were filed in federal court, one in the United States District Court for the Central District of California and one in the United States District Court for the Southern District of Illinois, against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now Johnson & Johnson Consumer Inc.) (JJCI) alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI). Both cases seek injunctive relief and monetary damages; neither includes a claim for personal injuries. In October 2016, both cases were transferred to the United States District Court for the District Court of New Jersey as part of a newly created federal multi-district litigation. In July 2017, the Court granted Johnson & Johnson's and JJCI’s motion to dismiss one of the cases. The plaintiff has appealed. In September 2017, the plaintiff in the second case voluntarily dismissed their complaint. In March 2018, the plaintiff in the second case refiled in Illinois State Court.

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

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In June 2016, the Court denied motions to dismiss filed by JJVCI and other defendants. Discovery is ongoing. In March 2017, the plaintiffs filed a motion for class certification. The class certification hearing has been set for July 2018.
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

Andover Healthcare, Inc. filed a Lanham act case against Johnson & Johnson Consumer Inc. in April 2017 in the United States District Court for the District of Massachusetts.  Andover asserts that the claim “not made with natural rubber latex” on COACH® Sports Wrap, BAND-AID® Brand SECURE-FLEX® Wrap and BAND-AID® Brand HURT-FREE® Wrap is false.  Andover seeks actual damages and pre-judgment interest thereon, disgorgement of profits, treble damages, attorney’s fees and injunctive relief.

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

NOTE 12— RESTRUCTURING

In the first quarter of 2016, the Company announced restructuring actions in its Medical Devices segment to better serve the needs of patients and customers in today’s evolving healthcare marketplace. The Company is undertaking actions to strengthen its go-to-market model, accelerate the pace of innovation, further prioritize key platforms and geographies, and streamline operations while maintaining high quality standards.

The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.4 billion. In the fiscal first quarter of 2018, the Company recorded a pre-tax charge of $107 million, of which $6 million was included in cost of products sold and $59 million was included in other (income) expense. See the following table for additional details. Total project costs of $2.1 billion have been recorded since the restructuring was announced.

Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 5 percent of the Medical Devices segment’s global workforce. Approximately 2,500 positions have been eliminated of which 1,800 received separation payments since the restructuring announcement.

Subsequent to the fiscal first quarter, the Company announced plans on April 17, 2018, to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Company expects the Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized.

In total, the Company expects these actions to generate approximately $0.6 billion to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 billion to $2.3 billion, over the 4 to 5 year period of this activity. The Company estimates that approximately 70% of the cumulative pre-tax costs will result in cash outlays.  These costs are associated with network optimizations, exit costs and accelerated depreciation and amortization.

The following table summarizes the severance related reserves and the associated spending under these restructuring programs through the fiscal three months of 2018:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, December 31, 2017	$229	—	38	267

Current year activity:
Charges	—	5	102	107
Cash payments	(16)	—	(122)	(138)
Settled non cash	—	(5)	—	(5)
Accrual adjustment	—	—	—	—

Reserve balance, April 1, 2018*	$213	—	18	231

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

The Company expects that the Medical Devices restructuring program will be completed by the end of fiscal year 2018 with certain projects and severance charges continuing beyond that date. The Company continuously reevaluates its severance reserves related to restructuring and the timing of payments has extended due to the planned release of associates regarding several longer-term projects. The Company believes that the existing severance reserves are sufficient to cover the recently announced Global Supply Chain plans given the period over which the actions will take place. The Company will continue to assess and make adjustments as necessary if additional amounts become probable and estimable.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal first quarter of 2018, worldwide sales were $20.0 billion, a total increase of 12.6%, including operational growth of 8.4% as compared to 2017 fiscal first quarter sales of $17.8 billion. Currency fluctuations had a positive impact of 4.2% for the fiscal first quarter of 2018. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 4.1%.

Sales by U.S. companies were $10.0 billion in the fiscal first quarter of 2018, which represented an increase of 6.1% as compared to the prior year. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 4.8%. Sales by international companies were $10.1 billion, an increase of 19.9%, including operational growth of 10.9%, and a positive currency impact of 9.0% as compared to the fiscal first quarter sales of 2017. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 3.3%.

In the fiscal first quarter of 2018, sales by companies in Europe achieved growth of 24.3%, which included operational growth of 10.0% and a positive currency impact of 14.3%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 7.8%, which included operational growth of 7.2%, and a positive currency impact of 0.6%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 20.1%, including operational growth of 13.7% and a positive currency impact of 6.4%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer

Consumer segment sales in the fiscal first quarter of 2018 were $3.4 billion, an increase of 5.3% as compared to the same period a year ago, including operational growth of 1.3% and a positive currency impact of 4.0%. U.S. Consumer segment sales increased by 1.6%. International Consumer segment sales increased by 8.2%, including operational growth of 1.2% and a positive currency impact of 7.0%. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a negative 0.7%.

Major Consumer Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 1, 2018	April 2, 2017	Total Change	Operations Change	Currency Change
Beauty	$1,084	$981	10.5%	7.1%	3.4%
OTC	1,072	1,013	5.8	0.9	4.9
Baby Care	457	455	0.4	(2.6)	3.0
Oral Care	379	362	4.7	0.6	4.1
Women’s Health	243	242	0.4	(4.6)	5.0
Wound Care/Other	163	175	(6.9)	(8.9)	2.0
Total Consumer Sales	$3,398	$3,228	5.3%	1.3%	4.0%

The Beauty franchise achieved operational growth of 7.1% as compared to the prior year fiscal first quarter. Growth was primarily driven by the positive impact of timing of NEUTROGENA® and AVEENO® suncare products season, market growth in the U.S. and strength of Dr. Ci: Labo.

The OTC franchise achieved operational growth of 0.9% as compared to the prior year fiscal first quarter. Growth was primarily driven by sales outside the U.S. from the recent acquisition of RHINOCORT® and a strong cough/cold season in the U.S. and Asia Pacific primarily reflected in pediatric MOTRIN® and TYLENOL®.

The Baby Care franchise experienced an operational decline of 2.6% as compared to the prior year fiscal first quarter due to competitive pressure partially offset by geographic expansion in the Asia Pacific region.

The Oral Care franchise achieved operational growth of 0.6% as compared to the prior year fiscal first quarter attributable to share gains driven by successful marketing campaigns and new products partially offset by divestitures outside the U.S.

The Women’s Health franchise experienced an operational decline of 4.6% as compared to the prior year fiscal first quarter due to competitive pressures and category declines in the EU and India.

The Wound Care/Other franchise experienced an operational decline of 8.9% as compared to the prior year fiscal first quarter due to the divestiture of COMPEED® partially offset by strength in BAND-AID® Brand Adhesive Bandages.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2018 were $9.8 billion, an increase of 19.4% as compared to the same period a year ago, with an operational increase of 15.1% and a positive currency impact of 4.3%. U.S. Pharmaceutical sales increased 9.9% as compared to the same period a year ago. International Pharmaceutical sales increased by 33.1%, including operational growth of 22.5% and a positive currency impact of 10.6%. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a positive 7.6%.

Major Pharmaceutical Therapeutic Area Sales — Fiscal First Quarters Ended

(Dollars in Millions)	April 1, 2018	April 2, 2017	Total Change	Operations Change	Currency Change
Total Immunology	$3,042	$2,930	3.8%	1.1%	2.7%
REMICADE®	1,389	1,672	(16.9)	(18.0)	1.1
SIMPONI®/ SIMPONI ARIA®	518	428	21.0	16.2	4.8
STELARA®	1,061	823	28.9	24.1	4.8
Other Immunology	74	7	*	*	*
Total Infectious Diseases	830	749	10.8	4.2	6.6
EDURANT®/rilpivirine	210	149	40.9	24.5	16.4
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	478	430	11.2	7.0	4.2
Other Infectious Diseases	142	170	(16.5)	(20.5)	4.0
Total Neuroscience	1,559	1,497	4.1	(0.8)	4.9
CONCERTA®/ methylphenidate	173	209	(17.2)	(20.5)	3.3
INVEGA SUSTENNA®/ XEPLION®/ TRINZA®/ TREVICTA®	696	604	15.2	10.5	4.7
RISPERDAL CONSTA®	196	207	(5.3)	(10.2)	4.9
Other Neuroscience	494	477	3.6	(2.3)	5.9
Total Oncology	2,311	1,594	45.0	37.0	8.0
DARZALEX®	432	255	69.4	63.5	5.9
IMBRUVICA®	587	409	43.5	35.3	8.2
VELCADE®	313	280	11.8	1.6	10.2
ZYTIGA®	845	523	61.6	53.7	7.9
Other Oncology	134	127	5.5	(1.2)	6.7
Pulmonary Hypertension	585	—	**	**	—
OPSUMIT®	271	—	**	**	—
TRACLEER®	140	—	**	**	—
UPTRAVI®	140	—	**	**	—
Other	34	—	**	**	—
Cardiovascular / Metabolism / Other	1,517	1,475	2.8	0.9	1.9
XARELTO®	578	513	12.7	12.7	—
INVOKANA®/ INVOKAMET®	248	284	(12.7)	(13.8)	1.1
PROCRIT®/ EPREX®	276	247	11.7	9.0	2.7
Other	415	431	(3.7)	(8.0)	4.3
Total Pharmaceutical Sales	$9,844	$8,245	19.4%	15.1%	4.3%
*Percentage greater than 100% or not meaningful
**Products acquired from Actelion acquisition on June 16, 2017

Immunology products achieved operational growth of 1.1% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease, U.S. immunology market growth, the launch of TREMFYA® (guselkumab) and sales growth of SIMPONI®/SIMPONI ARIA® (golimumab) outside the U.S. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates, biosimilar competition and a prior period rebate adjustment.

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

Infectious disease products achieved operational growth of 4.2% as compared to the same period a year ago. Sales growth of EDURANT®/rilpivirine, PREZCOBIX®/REZOLSTA® and the launch of SYMTUZA® was partially offset by lower sales of PREZISTA®.

Neuroscience products experienced an operational decline of 0.8% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®/TREVICTA®(paliperidone palmitate) were offset by cannibalization of RISPERDAL CONSTA® (risperidone) and generic competition for CONCERTA®/methylphenidate.

Oncology products achieved strong operational sales growth of 37.0% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) due to increased patient uptake and sales of ZYTIGA® (abiraterone acetate) driven by market growth. A number of companies marketing generic pharmaceuticals have filed Abbreviated New Drug Applications (ANDAs) with the FDA, or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of ZYTIGA® prior to expiration of its applicable patents.  These ANDAs include allegations of non-infringement, invalidity and unenforceability of the applicable patents.   In February 2018, the court heard oral arguments on a motion for summary judgment of non-infringement filed by certain defendants, and the parties await a decision. If the decision is unfavorable, the stay could be lifted and a generic version of ZYTIGA® could enter the market.  A trial on the matter is scheduled for July 2018. See Note 11 to the Consolidated Financial Statements for a description of the legal matters regarding the ZYTIGA® patents.

Pulmonary Hypertension is a new therapeutic area which was established with the acquisition of Actelion on June 16, 2017. See Note 10 to the Consolidated Financial Statements for additional details regarding the acquisition.

Cardiovascular / Metabolism / Other products achieved operational growth of 0.9% as compared to the same period a year ago. Sales growth of XARELTO®(rivaroxaban) due to increased market share was partially offset by lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. primarily due to an increase in price discounts and market share decline driven by competitive pressure.

Medical Devices

The Medical Devices segment sales in the fiscal first quarter of 2018 were $6.8 billion, an increase of 7.5% as compared to the same period a year ago, with operational growth of 3.2% and a positive currency impact of 4.3%. U.S. Medical Devices sales increased 2.2%. International Medical Devices sales increased by 12.7%, including an operational increase of 4.2% and a positive currency impact of 8.5%. In the fiscal first quarter of 2018, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a positive 2.1%.

Major Medical Devices Franchise Sales* — Fiscal First Quarters Ended

(Dollars in Millions)	April 1, 2018	April 2, 2017	Total Change	Operations Change	Currency Change
Surgery	$2,423	$2,271	6.7%	2.1%	4.6%
Advanced	966	877	10.1	5.3	4.8
General	1,127	1,074	4.9	0.0	4.9
Specialty	330	320	3.1	0.2	2.9
Orthopaedics	2,250	2,275	(1.1)	(4.6)	3.5
Hips	363	352	3.1	(0.5)	3.6
Knees	387	398	(2.8)	(6.2)	3.4
Trauma	696	642	8.4	4.7	3.7
Spine & Other	804	883	(8.9)	(12.2)	3.3
Vision Care	1,115	798	39.7	34.4	5.3
Contact Lenses/Other	807	683	18.2	13.6	4.6
Surgical	308	115	**	**	**
Interventional Solutions (1)	640	549	16.6	11.6	5.0
Diabetes Care	339	399	(15.0)	(19.5)	4.5
Diagnostics (2)	—	1	**	**	**
Total Medical Devices Sales	$6,767	$6,293	7.5%	3.2%	4.3%
*Prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful
(1)Previously referred to as Cardiovascular
(2)On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise)

The Surgery franchise achieved operational sales growth of 2.1% as compared to the prior year fiscal first quarter. Operational growth in Advanced Surgery was primarily driven by endocutter, energy (including recent acquisitions) and biosurgery products. Operational growth in General Surgery was flat as compared to the prior year. The operational sales growth in Specialty Surgery was primarily driven by Advanced Sterilization products.

The Orthopaedics franchise experienced an operational sales decline of 4.6% as compared to the prior year fiscal first quarter. The decline was primarily due to the Codman Neurosurgery divestiture and share loss in Spine, competitive pressure in U.S. knees and market softness. This was partially offset by volume growth in U.S. hips and sales growth of trauma due to market growth and continued uptake of the TFN-ADVANCED™ nailing system in the U.S. coupled with strength of new products in Japan and tender timing in the Middle East.

The Vision Care franchise achieved operational sales growth of 34.4% as compared to the prior year fiscal first quarter. Operational growth was driven by sales from the acquisition of Abbot Medical Optics (AMO), with the majority of AMO sales in the surgical category, and new product launches in the contact lenses category. AMO, now referred to as the Vision Surgical business, was acquired on February 27, 2017.

The Interventional Solutions franchise (includes the Cerenovus business previously included in Spine and Other in Orthopaedics) achieved strong operational sales growth of 11.6% as compared to the prior year fiscal first quarter. Strong operational growth in the electrophysiology business was driven by Atrial Fibrillation procedure growth and continued uptake of the THERMOCOOL SMARTTOUCH® Contact Force Sensing Catheter.

The Diabetes Care franchise experienced an operational sales decline of 19.5% as compared to the prior year fiscal first quarter. Lower sales were primarily due to the Company's decision to exit the Animas insulin pump business, price declines in the U.S. and competitive pressure. During the first quarter of 2018, the Company announced a binding offer from Platinum Equity to acquire its LifeScan business.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2018 was $5.5 billion representing 27.4% of sales as compared to $5.6 billion in the fiscal first quarter of 2017, representing 31.4% of sales.

Cost of Products Sold

Consolidated costs of products sold for the fiscal first quarter of 2018 increased to 33.1% from 30.4% of sales as compared to the same period a year ago. The unfavorable increase was primarily driven by higher amortization expense and acquisition related costs, primarily related to Actelion and AMO. This was partially offset by favorable product mix. The intangible asset amortization expense for the fiscal three months of 2018 and 2017 was $1.1 billion and $0.3 billion, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2018 decreased to 26.3% from 26.8% of sales as compared to the same period a year ago primarily due to lower costs relative to sales growth in the Pharmaceutical business partially offset by investments in recent acquisitions and new product launches in the Medical Devices segment.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal first quarter of 2018 increased to 12.0% from 11.7% of sales as compared to the same period a year ago. The increase was primarily due to continued investment spending to advance the product development pipeline.

Interest (Income) Expense

Interest income in the fiscal first quarter of 2018 was lower than the same period a year ago due to lower cash, cash equivalents and marketable securities balances during the period partially offset by higher average interest rates. The ending balance of cash, cash equivalents and current marketable securities was $15.2 billion at the end of the fiscal first quarter of 2018, which is a decrease of $24.1 billion as compared to the same period a year ago. The decrease in the balance of cash, cash equivalents and marketable securities was due to the use of cash for general corporate purposes including acquisitions, primarily the Actelion acquisition for $29.6 billion, net of cash acquired.

Interest expense in the fiscal first quarter of 2018 was higher as compared to the same period a year ago due to a higher average debt balance of $33.6 billion as compared to $29.7 billion a year ago. The Company’s debt position was $32.5 billion as of April 1, 2018 as compared to $32.4 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal first quarter of 2018 was unfavorable by $0.3 billion as compared to the same period a year ago primarily attributable to higher gains in the fiscal first quarter of 2017 on the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Consumer	$548	$596	$3,398	$3,228	16.1%	18.5%
Pharmaceutical	3,666	3,663	9,844	8,245	37.2	44.4
Medical Devices	1,579	1,563	6,767	6,293	23.3	24.8
Segment earnings before provision for taxes	5,793	5,822	20,009	17,766	29.0	32.8
Less: Expenses not allocated to segments (1)	312	247
Worldwide income before tax	$5,481	$5,575	$20,009	$17,766	27.4%	31.4%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal first quarter of 2018 was 16.1% versus 18.5% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal first quarter of 2018 as compared to 2017 was attributable to higher selling, marketing and administrative expenses as compared to the prior year due to higher brand marketing expenses supporting the launch of new products.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2018 was 37.2% versus 44.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2018 was primarily due to higher amortization expense and other costs related to acquisitions. This was partially offset by favorable product mix and slower increases in expenses relative to the increase in sales.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2018 was 23.3% versus 24.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2018 as compared to 2017 was primarily due to higher amortization and other expenses related to acquisitions and increased spending for new product launches.

Restructuring

In the first quarter of 2016, the Company announced restructuring actions in its Medical Devices segment. The restructuring actions are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018. Approximately $500 million in savings were realized in 2017. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.4 billion. In the fiscal first quarter of 2018, the Company recorded a pre-tax charge of $107 million, of which $6 million is included in cost of products sold and $59 million is included in other (income) expense. Restructuring charges of $2.1 billion have been recorded since the restructuring was announced.

Subsequent to the first quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network.  Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal three months of 2018 and 2017 were 20.3% and 20.7%, respectively. The Company estimates that the net impact of the U.S. Tax Cuts and Jobs Act (TCJA) including the reduction of the U.S. statutory corporate tax rate, offset by the elimination of the corporate income tax deductions, measurement period adjustments and the global intangible low-taxed income (GILTI) tax, decreased the Company’s worldwide effective rate by approximately 1.0% to 2.0% compared to the same period of the prior year.

Provisional amounts recorded as part of the adoption of the TCJA and estimates used to develop the current quarter's effective tax rate may require further adjustments and changes to the Company’s estimates as new guidance is made available. These estimates are subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provision of the TCJA, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. Revisions to the provisional charge may be material to the Company's future financial results.

See Note 5 to the Consolidated Financial Statements for additional details regarding the impact of the TCJA and adjustments to provisional amounts recorded in fiscal 2017.

The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter of 2017, which increased the effective tax rate by 3.8% for the first three months of 2017 compared to the same period in 2018. Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2017. Remeasurement of deferred tax liabilities and assets recorded for the foreign withholding taxes and related U.S. foreign tax credits, respectively, increased the Company’s effective tax rate by approximately 1.4% due to changes in the foreign currency exchange rates. These increases to the effective tax rate were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the fiscal three months of 2018 and 2017, which reduced the effective tax rate by 2.2% and 3.6%, respectively.

As of April 1, 2018, the Company had approximately $3.2 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $14.6 billion at the end of the fiscal first quarter of 2018 as compared with $17.8 billion at the end of fiscal year 2017. The primary sources and uses of cash that contributed to the $3.2 billion decrease were approximately $3.6 billion of cash generated from operating activities and $0.1 billion due to the effect on exchange rate changes on cash and cash equivalents offset by $0.9 billion net cash used by investing activities and $6.0 billion net cash used by financing activities. In addition, the Company had $0.6 billion in marketable securities at the end of the fiscal first quarter of 2018 and $0.5 billion at the end of 2017.

Cash flow from operations of $3.6 billion was the result of $4.4 billion of net earnings and $2.0 billion of non-cash expenses and other adjustments for depreciation and amortization, stock-based compensation and deferred tax provision, reduced by $3.4 billion related to an increase in accounts receivable, an increase in inventories, a decrease in accounts payable and accrued liabilities and an increase in other current and non-current assets. Additional sources of operating cash flow of $0.6 billion resulted from an increase in other current and non-current liabilities.

Investing activities use of $0.9 billion of cash was primarily used for additions to property, plant and equipment of $0.7 billion, $0.2 billion from the net purchases of investments in marketable securities and acquisitions of $0.1 billion.

Financing activities use of $6.0 billion of cash was primarily used for the net retirement of short term debt of $2.5 billion, $2.3 billion for dividends to shareholders and repurchase of common stock of $1.4 billion. Financing activities also included a source of $0.2 billion from other financing and proceeds from stock options exercised/employee withholding tax on stock awards, net.

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

In the fiscal first quarter of 2018, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a shelf registration on February 27, 2017 which will enable it to issue debt securities on a timely basis.

Dividends

On January 2, 2018, the Board of Directors declared a regular cash dividend of $0.84 per share, payable on March 13, 2018 to shareholders of record as of February 27, 2018.

On April 26, 2018, the Board of Directors declared a regular cash dividend of $0.90 per share, payable on June 12, 2018 to shareholders of record as of May 29, 2018. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”, and in March 2017 the U.K. formally started the process to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of April 1, 2018, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal three months revenues, respectively.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2018. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 28, 2018	1,612,632	141.30	—	—
January 29, 2018 through February 25, 2018	7,921,443	137.31	—	—
February 26, 2018 through April 1, 2018	986,820	131.63	—	—
Total	10,520,895		—

(1) During the fiscal first quarter of 2018, the Company repurchased an aggregate of 10,520,895 shares of Johnson & Johnson Common Stock in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 6 — EXHIBITS

Exhibit 10.1 Global nonqualified Stock Option Award Agreement

Exhibit 10.2 Global Restricted Share Unit Award Agreement

Exhibit 10.3 Global Performance Share Unit Award Agreement

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

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 1, 2018	By /s/ D. J. CARUSO
D. J. CARUSO
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2018	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)