Form 10-Q
period 2018-07-01
JOHNSON & JOHNSON
filed 2018-08-02
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On July 27, 2018, 2,682,756,061 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information	1

Item 1. Financial Statements (unaudited)	1

Consolidated Balance Sheets — July 1, 2018 and December 31, 2017	1

Consolidated Statements of Earnings for the Fiscal Second Quarters Ended July 1, 2018 and July 2, 2017	2

Consolidated Statements of Earnings for the Fiscal Six Months Ended July 1, 2018 and July 2, 2017	3

Consolidated Statements of Comprehensive Income for the Fiscal Second Quarters and Fiscal Six Months Ended July 1, 2018 and July 2, 2017	4

Consolidated Statements of Cash Flows for the Fiscal Six Months Ended July 1, 2018 and July 2, 2017	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

Part II — Other Information	58

Item 1 - Legal Proceedings	58

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6 - Exhibits	58

Signatures	59
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

•
Impact, including declining sales and reputational damage, of significant litigation or government action adverse to the Company, including product liability claims and allegations related to pharmaceutical marketing practices and contracting strategies;

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
Risks Related to Supply Chain and Operations

•
Difficulties and delays in manufacturing, internally through third party providers or otherwise within the supply chain, that may lead to voluntary or involuntary business interruptions or shutdowns, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action;

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

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$17,569	17,824
Marketable securities	570	472
Accounts receivable, trade, less allowances for doubtful accounts $269 (2017, $291)	14,111	13,490
Inventories (Note 2)	8,810	8,765
Prepaid expenses and other	2,569	2,537
Assets held for sale (Note 10)	1,809	—
Total current assets	45,438	43,088
Property, plant and equipment at cost	41,293	41,466
Less: accumulated depreciation	(24,661)	(24,461)
Property, plant and equipment, net	16,632	17,005
Intangible assets, net (Note 3)	50,056	53,228
Goodwill (Note 3)	30,346	31,906
Deferred taxes on income	8,472	7,105
Other assets	4,421	4,971
Total assets	$155,365	157,303
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,678	3,906
Accounts payable	6,516	7,310
Accrued liabilities	6,394	7,304
Accrued rebates, returns and promotions	8,717	7,210
Accrued compensation and employee related obligations	2,255	2,953
Accrued taxes on income	928	1,854
Total current liabilities	27,488	30,537
Long-term debt (Note 4)	29,405	30,675
Deferred taxes on income	7,666	8,368
Employee related obligations	9,989	10,074
Long-term taxes payable	8,647	8,472
Other liabilities	9,281	9,017
Total liabilities	92,476	97,143
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,777)	(13,199)
Retained earnings	106,123	101,793
Less: common stock held in treasury, at cost (437,542,000 and 437,318,000 shares)	31,577	31,554
Total shareholders’ equity	62,889	60,160
Total liabilities and shareholders' equity	$155,365	157,303
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarters Ended
	July 1, 2018	Percent to Sales	July 2, 2017	Percent to Sales
Sales to customers (Note 9)	$20,830	100.0%	$18,839	100.0%
Cost of products sold	6,927	33.3	5,846	31.0
Gross profit	13,903	66.7	12,993	69.0
Selling, marketing and administrative expenses	5,743	27.5	5,289	28.1
Research and development expense	2,639	12.7	2,296	12.2
Interest income	(126)	(0.6)	(105)	(0.6)
Interest expense, net of portion capitalized	253	1.2	227	1.2
Other (income) expense, net	364	1.7	527	2.8
Restructuring (Note 12)	57	0.3	11	0.1
Earnings before provision for taxes on income	4,973	23.9	4,748	25.2
Provision for taxes on income (Note 5)	1,019	4.9	921	4.9
NET EARNINGS	$3,954	19.0%	$3,827	20.3%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.47		$1.42
Diluted	$1.45		$1.40
CASH DIVIDENDS PER SHARE	$0.90		$0.84
AVG. SHARES OUTSTANDING
Basic	2,682.3		2,691.9
Diluted	2,721.3		2,741.5
Prior year amounts have been reclassified to conform to current year presentation
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	July 1, 2018	Percent to Sales	July 2, 2017	Percent to Sales
Sales to customers (Note 9)	$40,839	100.0%	$36,605	100.0%
Cost of products sold	13,541	33.2	11,255	30.8
Gross profit	27,298	66.8	25,350	69.2
Selling, marketing and administrative expenses	11,006	27.0	10,052	27.5
Research and development expense	5,043	12.3	4,366	11.9
Interest income	(240)	(0.6)	(226)	(0.6)
Interest expense, net of portion capitalized	512	1.3	431	1.2
Other (income) expense, net	424	1.0	308	0.8
Restructuring expense (Note 12)	99	0.2	96	0.2
Earnings before provision for taxes on income	10,454	25.6	10,323	28.2
Provision for taxes on income (Note 5)	2,133	5.2	2,074	5.7
NET EARNINGS	$8,321	20.4%	$8,249	22.5%

NET EARNINGS PER SHARE (Note 8)
Basic	$3.10		$3.06
Diluted	$3.05		$3.00
CASH DIVIDENDS PER SHARE	$1.74		$1.64
AVG. SHARES OUTSTANDING
Basic	2,682.2		2,699.3
Diluted	2,728.5		2,749.4

Prior year amounts have been reclassified to conform to current year presentation
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

Net earnings	$3,954	3,827	$8,321	8,249

Other comprehensive income (loss), net of tax
Foreign currency translation	(2,190)	843	(1,567)	1,238

Securities:(1)
Unrealized holding gain (loss) arising during period	—	47	—	136
Reclassifications to earnings	—	(14)	—	(193)
Net change	—	33	—	(57)

Employee benefit plans:
Prior service cost amortization during period	(5)	(5)	(11)	(9)
Gain (loss) amortization during period	190	123	382	246
Net change	185	118	371	237

Derivatives & hedges:
Unrealized gain (loss) arising during period	(61)	154	(225)	(70)
Reclassifications to earnings	(103)	140	75	319
Net change	(164)	294	(150)	249

Other comprehensive income (loss)	(2,169)	1,288	(1,346)	1,667

Comprehensive income	$1,785	5,115	$6,975	9,916

(1) 2018 includes the impact from the adoption of ASU 2016-01. For further details see Note 1 to the Consolidated Financial Statements
See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarters were as follows for 2018 and 2017, respectively: Foreign Currency Translation: $346 million in 2018 due to the enactment of the U.S. Tax Cuts and Jobs Act; Securities: $0 million and $17 million; Employee Benefit Plans: $51 million and $60 million; Derivatives & Hedges: $44 million and $158 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2018 and 2017, respectively: Foreign Currency Translation: $183 million in 2018 due to the enactment of the U.S. Tax Cuts and Jobs Act; Securities: $0 million and $31 million; Employee Benefit Plans: $103 million and $120 million; Derivatives & Hedges:$40 million and $134 million.

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 1, 2018	July 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,321	8,249
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,463	2,062
Stock based compensation	580	522
Asset write-downs	27	270
Net gain on sale of assets/businesses	(443)	(53)
Deferred tax provision	(285)	(72)
Accounts receivable allowances	(16)	24
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(989)	(476)
Increase in inventories	(491)	(421)
Decrease in accounts payable and accrued liabilities	(49)	(1,201)
Increase in other current and non-current assets	(267)	(541)
(Decrease)/Increase in other current and non-current liabilities	(166)	322

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,685	8,685

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,533)	(1,249)
Proceeds from the disposal of assets/businesses, net	870	125
Acquisitions, net of cash acquired	(222)	(34,072)
Purchases of investments	(951)	(5,227)
Sales of investments	743	27,320
Other	(33)	(80)

NET CASH USED BY INVESTING ACTIVITIES	(1,126)	(13,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(4,668)	(4,433)
Repurchase of common stock	(1,589)	(5,232)
Proceeds from short-term debt	27	2,635
Retirement of short-term debt	(2,433)	(180)
Proceeds from long-term debt, net of issuance costs	3	4,464
Retirement of long-term debt	(9)	(15)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	162	719
Other	(137)	(25)

NET CASH USED BY FINANCING ACTIVITIES	(8,644)	(2,067)

Effect of exchange rate changes on cash and cash equivalents	(170)	191
Decrease in cash and cash equivalents	(255)	(6,374)
Cash and Cash equivalents, beginning of period	17,824	18,972
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,569	12,598

Acquisitions
Fair value of assets acquired	$334	36,161
Fair value of liabilities assumed and noncontrolling interests	(112)	(2,089)
Net cash paid for acquisitions	$222	34,072

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

New Accounting Standards
Recently Adopted Accounting Standards
ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities
The Company elected to early adopt this standard as of the beginning of the fiscal second quarter of 2018. This update makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. For additional required disclosures see Note 4 to the Consolidated Financial Statements.

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

In accordance with the new standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Earnings and Balance Sheet was as follows:

Statement of Earnings - For the fiscal six months ended July 1, 2018
(Dollars in millions)	As Reported	Effect of change	Balance without adoption of ASC 606
Sales to customers	$40,839	(40)	40,799

Net earnings	8,321	(33)	8,288

Statement of Earnings - For the fiscal second quarter ended July 1, 2018
(Dollars in millions)	As Reported	Effect of change	Balance without adoption of ASC 606
Sales to customers	$20,830	(11)	20,819

Net earnings	3,954	(8)	3,946

Balance Sheet - As of July 1, 2018
	As Reported	Effect of change	Balance without adoption of ASC 606
Assets	155,365	24	155,389

Liabilities	92,476	10	92,486

Equity	$62,889	14	62,903

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
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
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

ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The Company adopted this standard as of the beginning of the fiscal year 2018. This update requires that an employer disaggregate the service cost component from the other components of net periodic benefit cost (NPBC). In addition, only the service cost component will be eligible for capitalization. The amendments in this update are required to be applied retrospectively for the presentation of the service cost component and the other components of NPBC in the Consolidated Statement of Earnings and prospectively, on and after the adoption date, for the capitalization of the service cost component of NPBC in assets. As required by the transition provisions of this update, the Company made the following reclassifications to the 2017 fiscal second quarter and fiscal six months Consolidated Statement of Earnings to retroactively apply classification of the service cost component and the other components of NPBC:

(Dollars In millions)	Increase (Decrease) to Net Expense
	Fiscal Second Quarter Ended	Fiscal Six Months Ended
Cost of products sold	$23	46
Selling, marketing and administrative expenses	27	53
Research and development expense	11	21
Other (income) expense, net	(61)	(120)
Earnings before provision for taxes on income	$—	—

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
Not Adopted as of July 1, 2018
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

ASU 2016-02: Leases
This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current generally accepted accounting principles. This update will be effective for the Company for all annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will apply the new standard at its adoption date rather than at the earliest comparative period presented in the financial statements. The Company anticipates that most of its operating leases will result in the recognition of additional assets and the corresponding liabilities on its Consolidated Balance Sheets, however it does not expect the standard to have a material impact on the financial position. The actual impact will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

NOTE 2 — INVENTORIES

(Dollars in Millions)	July 1, 2018	December 31, 2017
Raw materials and supplies	$1,166	1,140
Goods in process	2,282	2,317
Finished goods	5,362	5,308
Total inventories(1)	$8,810	8,765
(1) Net of assets held for sale on the Consolidated Balance Sheet for approximately $0.1 billion related to the divestiture of the LifeScan business and $0.1 billion related to the divestiture of the Advanced Sterilization Products business, both of which were pending as of July 1, 2018.

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

(Dollars in Millions)	July 1, 2018	December 31, 2017
Intangible assets with definite lives:
Patents and trademarks — gross	$34,823	36,427
Less accumulated amortization	8,267	7,223
Patents and trademarks — net (1)	26,556	29,204
Customer relationships and other intangibles — gross	21,059	20,204
Less accumulated amortization	7,915	7,463
Customer relationships and other intangibles — net	13,144	12,741
Intangible assets with indefinite lives:
Trademarks	6,952	7,082
Purchased in-process research and development	3,404	4,201
Total intangible assets with indefinite lives	10,356	11,283
Total intangible assets — net	$50,056	53,228
(1) Net of approximately $0.1 billion classified as assets held for sale on the Consolidated Balance Sheet related to the divestiture of the LifeScan business, which was pending as of July 1, 2018.

Goodwill as of July 1, 2018 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices		Total
Goodwill, net at December 31, 2017	$8,875	9,109	13,922		31,906
Goodwill, related to acquisitions	—	51	53		104
Goodwill, related to divestitures	—	—	—		—
Currency translation/Other	(297)	(118)	(1,249)	(1)	(1,664)
Goodwill, net at July 1, 2018	$8,578	9,042	12,726		30,346
(1) Net of approximately $1.2 billion classified as assets held for sale on the Consolidated Balance Sheet. Goodwill of $1.0 billion was related to the divestiture of the LifeScan business and $0.2 billion was related to the divestiture of the Advanced Sterilization Products business, both of which were pending as of July 1, 2018.

The weighted average amortization periods for patents and trademarks and customer relationships and other intangible assets are 11 years and 22 years, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $2.2 billion and $0.8 billion for the fiscal six months ended July 1, 2018 and July 2, 2017, respectively. The estimated amortization expense for the five succeeding years approximates $4.4 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company uses interest rate swaps as an instrument to manage interest rate risk related to fixed rate borrowings. These derivatives are designated as fair value hedges. The Company uses cross currency interest rate swaps and forward foreign exchange contracts designated as net investment hedges. Additionally, the Company uses forward foreign exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward foreign exchange contracts are not designated as hedges, and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities.

The Company early adopted ASU 2017-12: Targeted Improvements to Accounting for Hedge Activities effective as of the beginning of fiscal second quarter of 2018.

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. During the fiscal second quarter of 2017, the Company entered into credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of July 1, 2018, the total amount of collateral paid under the credit support agreements amounted to $126 million, net. For equity collar contracts, the Company pledged the underlying hedged marketable equity securities to the counter-party as collateral. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of July 1, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $37.0 billion, $5.3 billion and $1.1 billion, respectively. As of December 31, 2017, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $34.5 billion, $2.3 billion and $1.1 billion, respectively.

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

As of July 1, 2018, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $80 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters in 2018 and 2017:

	July 1, 2018					July 2, 2017
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	5	—	—	—	—	5	—
Derivatives designated as hedging instruments	—	—	—	(5)	—	—	—	—	(5)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	2	—	—	—	—	—	—
Amount of gain or (loss) recognized in AOCI	—	—	—	2	—	—	—	—	—	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income (1)	17	76	(14)	—	(10)	(6)	(68)	1	—	(2)

Amount of gain or (loss) recognized in AOCI (1)	(49)	(57)	21	—	3	36	218	(19)	—	(12)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	32	—	—		—	(65)	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	19	—	—	—	—	(69)	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months in 2018 and 2017:

	July 1, 2018					July 2, 2017
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	10	—	—	—	—	(1)	—
Derivatives designated as hedging instruments	—	—	—	(10)	—	—	—	—	1	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	2	—	—	—	—	—	—
Amount of gain or (loss) recognized in AOCI	—	—	—	2	—	—	—	—	—	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income (1)	46	78	(252)	—	(21)	(39)	(99)	(101)	—	(37)

Amount of gain or (loss) recognized in AOCI (1)	(18)	(54)	(216)	—	(15)	22	121	(128)	—	(44)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	72	—	—	—	—	(43)	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	76	—	—	—	—	(41)	—

(1) Includes equity collar contracts. The equity collar contracts expired in December of 2017.

As of July 1, 2018 and December 31, 2017, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	July 1, 2018	December 31, 2017	July 1, 2018	December 31, 2017
Current Portion of Long-term Debt	$597	597	3	2
Long-term Debt	492	496	7	3

The following table is the effect of derivatives not designated as hedging instrument for the fiscal second quarters and fiscal six months in 2018 and 2017:
		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarters Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Foreign Exchange Contracts	Other (income) expense	$(53)	63	(72)	34

The following table is the effect of net investment hedges for the fiscal second quarters in 2018 and 2017:
	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	Fiscal Second Quarters Ended
	July 1, 2018	July 2, 2017		July 1, 2018	July 2, 2017
Debt	$306	(268)	Other (income) expense	—	—
Cross Currency interest rate swaps	$37	—	Other (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months in 2018 and 2017:
	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	Fiscal Six Months Ended
	July 1, 2018	July 2, 2017		July 1, 2018	July 2, 2017
Debt	$156	(378)	Other (income) expense	—	—
Cross Currency interest rate swaps	$37	—	Other (income) expense	—	—

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
The following table is a summary of the activity related to equity investments as of July 1, 2018:

(Dollars in Millions)	December 31, 2017			July 1, 2018
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$751	(25)	(29)	697	697

Equity Investments without readily determinable value	$510	13	101	624	624
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $25 million of the changes in fair value reflected in net income were the result of impairments. There were $38 million of changes in fair value reflected in net income due to changes in observable prices.

For the fiscal six months ended July 2, 2017, changes in fair value reflected within other comprehensive income due to previously unrealized gains on equity investments with readily determinable fair values net of tax was a net gain of $354 million.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of July 1, 2018 and December 31, 2017 were as follows:

	July 1, 2018				December 31, 2017
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	547	—	547	418
Interest rate contracts (2)(4)	—	46	—	46	7
Total (7)	—	593	—	593	425
Liabilities:
Forward foreign exchange contracts	—	471	—	471	402
Interest rate contracts (3)(4)	—	236	—	236	165
Total (8)	—	707	—	707	567
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts (7)	—	58	—	58	38
Liabilities:
Forward foreign exchange contracts (8)	—	71	—	71	38
Other Investments:
Equity investments (5)	697	—	—	697	751
Debt securities(6)	$—	9,031	—	9,031	5,310

Gross to Net Derivative Reconciliation	July 1, 2018	December 31, 2017
(Dollars in Millions)
Total Gross Assets	$651	463
Credit Support Agreement (CSA)	(295)	(76)
Total Net Asset	356	387

Total Gross Liabilities	778	605
Credit Support Agreement (CSA)	(421)	(238)
Total Net Liabilities	$357	367

(1)	2017 assets and liabilities are all classified as Level 2 with the exception of equity investments of $751 million, which are classified as Level 1.

(2)	Includes $0 million and $7 million of non-current other assets for July 1, 2018 and December 31, 2017, respectively.

(3)	Includes $0 million and $9 million of non-current other liabilities for July 1, 2018 and December 31, 2017, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets. The carrying amount of the equity investments were $697 million and $751 million as of July 1, 2018 and December 31, 2017, respectively.

(6)	Classified as cash equivalents and current marketable securities.

(7)	Equal sum of total gross assets.

(8)	Equal sum total gross liabilities.

The Company's cash, cash equivalents and current marketable securities as of July 1, 2018 comprised:

	July 1, 2018
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,473	2,473	2,473
Other sovereign securities(1)	180	180	180
U.S. reverse repurchase agreements	2,425	2,425	2,425
Other reverse repurchase agreements	425	425	425
Corporate debt securities(1)	—	—	—	—
Money market funds	2,507	2,507	2,507
Time deposits(1)	1,098	1,098	1,098
Subtotal	9,108	9,108	9,108	—

Government securities	8,766	8,766	8,437	329
Other sovereign securities	—	—	—	—
Corporate debt securities	265	265	24	241
Subtotal available for sale debt(2)	$9,031	9,031	8,461	570
Total cash, cash equivalents and current marketable securities			17,569	570
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal second quarter ended July 1, 2018 and the fiscal year ended December 31, 2017 the carrying amount was the same as the estimated fair value.

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

The contractual maturities of the available for sale securities at July 1, 2018 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$8,956	8,956
Due after one year through five years	75	75
Due after five years through ten years	—	—
Total debt securities	$9,031	9,031

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of July 1, 2018:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$2,678	2,678

Non-Current Debt
4.75% Notes due 2019 (1B Euro 1.1556)	1,154	1,234
1.875% Notes due 2019	492	488
3% Zero Coupon Convertible Subordinated Debentures due in 2020	52	88
1.950% Notes due 2020	499	491
2.95% Debentures due 2020	547	551
3.55% Notes due 2021	448	459
2.45% Notes due 2021	349	347
1.65% Notes due 2021	998	971
0.250% Notes due 2022 (1B Euro 1.1556)	1,153	1,162
2.25% Notes due 2022	996	974
6.73% Debentures due 2023	250	292
3.375% Notes due 2023	806	815
2.05% Notes due 2023	498	478
0.650% Notes due 2024 (750MM Euro 1.1556)	863	873
5.50% Notes due 2024 (500 MM GBP 1.3052)	647	799
2.625% Notes due 2025	747	718
2.45% Notes due 2026	1,991	1,866
2.95% Notes due 2027	995	959
2.90% Notes due 2028	1,492	1,436
1.150% Notes due 2028 (750MM Euro 1.1556)	859	873
6.95% Notes due 2029	296	388
4.95% Debentures due 2033	498	567
4.375% Notes due 2033	856	919
1.650% Notes due 2035 (1.5B Euro 1.1556)	1,716	1,776
3.55% Notes due 2036	987	957
5.95% Notes due 2037	991	1,269
3.625% Notes due 2037	1,486	1,461
3.40% Notes due 2038	990	941
5.85% Debentures due 2038	696	885
4.50% Debentures due 2040	538	579
4.85% Notes due 2041	296	333
4.50% Notes due 2043	495	540
3.70% Notes due 2046	1,971	1,907
3.75% Notes due 2047	991	967
3.50% Notes due 2048	742	695
Other	20	20
Total Non-Current Debt	$29,405	30,078

The weighted average effective interest rate on non-current debt is 3.20%.

The excess of the estimated fair value over the carrying value of debt was $2.0 billion at December 31, 2017.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal six months of 2018 and 2017 were 20.4% and 20.1%, respectively. The U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law effective January 1, 2018. This law reduces the U.S. statutory corporate tax rate from 35% to 21%, eliminates or reduces certain corporate income tax deductions and introduces a tax on global intangible low-taxed income (GILTI). In December 2017, the Company recorded a provisional tax cost of $13.0 billion related to the enactment of the TCJA. Under the guidance in SEC Staff Accounting Bulletin 118 (SAB 118), the provisional amount was a reasonable estimate based on the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign local and withholding taxes as of the 2017 assessment date of January 18, 2018. As noted below, the Company has made adjustments through the second quarter of 2018. All amounts recorded remain provisional and may require further adjustments and changes to the Company’s estimates as new guidance is made available. The estimate is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. Revisions to the provisional charge may be material to the Company's future financial results. See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further details on the TCJA and SAB 118.

The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter of 2017, which had increased the effective tax rate by 2.1% for the first six months of 2017 compared to the same period in 2018. Additionally, in 2018 the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2017. Tax benefits received from stock-based compensation during the fiscal six months of 2018 and 2017, reduced the effective tax rate by 1.3% and 2.7%, respectively. The reduction of the U.S. statutory corporate tax rate, offset by the elimination of the corporate income tax deductions, measurement period adjustments (1) and the GILTI tax (2) , decreased the Company’s worldwide effective rate as compared to the same period of the prior year. As previously disclosed, the Company has elected to provisionally treat the GILTI tax as a period expense, pending further analysis by management of this new tax provision.

(1)The following adjustments were made to the provisional tax amounts through the fiscal second quarter of 2018 due to issued Treasury guidance and revisions to the Company’s estimates since the assessment date:

•
$0.2 billion increase to the transition tax on previously undistributed foreign earnings as of December 31, 2017 due to U.S. Treasury Department’s issuance of Notice 2018-13 on January 19, 2018 and Notice 2018-26 on April 2, 2018.

•
$0.3 billion decrease to the deferred tax liability for foreign withholding and local taxes, partially offset by a decrease of $0.1 billion in deferred tax assets for U.S. foreign tax credits due to updated estimates from the amounts recorded in 2017.

These measurement period adjustments decreased the Company’s effective tax rate by approximately 0.5% through the first fiscal six months of 2018 as compared to the same period of the prior year.
(2) The impact of GILTI on the effective tax rate through the first fiscal six months of 2018 was an increase of 2.1%.

In 2017, the Company provisionally recorded the TCJA transition tax and foreign local and withholding taxes on substantially all of the Company’s foreign earnings. The Company has currently designated a portion of its 2018 foreign earnings as indefinitely reinvested in certain foreign jurisdictions and, as such, has not accrued for the impact of foreign local and withholding taxes in its financial results related to these earnings. The estimated impact of these taxes would have been an increase of approximately 2.5% to the year-to-date effective tax rate. As of July 1, 2018, the Company has no plans or intention to repatriate these designated earnings to the United States. However, the Company is continuing to evaluate its reinvestment plans based on the enacted provisions of the TCJA and related guidance issued to-date in 2018 by the U.S. Department of Treasury, specifically related to the eligibility of these earnings to utilize foreign tax credits. As further Treasury guidance is provided, the Company may re-evaluate its reinvestment plans and strategies for all of its foreign earnings.

As of July 1, 2018, the Company had approximately $3.2 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions. The IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through

2012. The Company currently expects completion of this audit during 2019.  Final conclusion of the tax audit may result in an outcome that is different than the Company’s estimates and may result in a material impact on the Company’s current and future operating results or cash flows in the period that the audit is concluded.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters and fiscal six months of 2018 and 2017 include the following components:

	Fiscal Second Quarters Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$309	255	68	62	618	506	135	123
Interest cost	249	231	38	40	501	461	75	79
Expected return on plan assets	(554)	(509)	(2)	(1)	(1,114)	(1,014)	(4)	(3)
Amortization of prior service cost/(credit)	—	1	(8)	(8)	1	1	(16)	(15)
Recognized actuarial losses	213	150	31	35	428	302	61	69
Curtailments and settlements	—	(1)	—	—	(2)	(1)	—	—
Net periodic benefit cost	$217	127	127	128	432	255	251	253

As per the adoption of ASU 2017-07, the service cost component of net periodic benefit cost was presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal six months ended July 1, 2018, the Company contributed $36 million and $19 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)		Employee	Gain/(Loss)	Total Accumulated
	Currency	On		Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities		Plans	& Hedges	Income (Loss)
December 31, 2017	$(7,351)	232		(6,150)	70	(13,199)
Net change	(1,567)	—		371	(150)	(1,346)
Cumulative adjustment to retained earnings		(232)	(1)			(232)
July 1, 2018	$(8,918)	—		(5,779)	(80)	(14,777)
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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters and fiscal six months ended July 1, 2018 and July 2, 2017:

	Fiscal Second Quarters Ended		Fiscal Six Months Ended
(Shares in Millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic net earnings per share	$1.47	1.42	3.10	3.06
Average shares outstanding — basic	2,682.3	2,691.9	2,682.2	2,699.3
Potential shares exercisable under stock option plans	127.5	143.2	141.8	142.2
Less: shares which could be repurchased under treasury stock method	(89.3)	(94.6)	(96.3)	(93.1)
Convertible debt shares	0.8	1.0	0.8	1.0
Average shares outstanding — diluted	2,721.3	2,741.5	2,728.5	2,749.4
Diluted net earnings per share	$1.45	1.40	3.05	3.00

The diluted net earnings per share calculation for both the fiscal second quarters ended July 1, 2018 and July 2, 2017 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal second quarter ended July 1, 2018 excluded 17 million shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal second quarter of July 2, 2017 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The diluted net earnings per share calculation for both the fiscal six months ended July 1, 2018 and July 2, 2017 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for both the fiscal six months ended July 1, 2018 and July 2, 2017 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarters Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2018	July 2, 2017	Percent Change	July 1, 2018	July 2, 2017	Percent Change

CONSUMER
Baby Care
U.S.	$89	113	(21.2)%	$186	226	(17.7)%
International	367	381	(3.7)	727	723	0.6
Worldwide	456	494	(7.7)	913	949	(3.8)
Beauty
U.S.	637	649	(1.8)	1,248	1,216	2.6
International	472	427	10.5	945	841	12.4
Worldwide	1,109	1,076	3.1	2,193	2,057	6.6
Oral Care
U.S.	157	150	4.7	314	306	2.6
International	236	244	(3.3)	458	450	1.8
Worldwide	393	394	(0.3)	772	756	2.1
OTC
U.S.	454	432	5.1	919	909	1.1
International	612	574	6.6	1,219	1,110	9.8
Worldwide	1,066	1,006	6.0	2,138	2,019	5.9
Women's Health
U.S.	4	3	33.3	7	6	16.7
International	276	273	1.1	516	512	0.8
Worldwide	280	276	1.4	523	518	1.0
Wound Care/Other
U.S.	135	140	(3.6)	238	238	0.0
International	65	92	(29.3)	125	169	(26.0)
Worldwide	200	232	(13.8)	363	407	(10.8)
TOTAL CONSUMER
U.S.	1,476	1,487	(0.7)	2,912	2,901	0.4
International	2,028	1,991	1.9	3,990	3,805	4.9
Worldwide	3,504	3,478	0.7	6,902	6,706	2.9

PHARMACEUTICAL
Immunology
U.S.	2,317	2,101	10.3	4,317	4,224	2.2
International	1,021	858	19.0	2,063	1,665	23.9
Worldwide	3,338	2,959	12.8	6,380	5,889	8.3
REMICADE®
U.S.	918	1,064	(13.7)	1,834	2,246	(18.3)
U.S. Exports	104	127	(18.1)	246	292	(15.8)
International	298	339	(12.1)	629	664	(5.3)
Worldwide	1,320	1,530	(13.7)	2,709	3,202	(15.4)

SIMPONI / SIMPONI ARIA®
U.S.	274	230	19.1	498	459	8.5
International	274	209	31.1	568	408	39.2
Worldwide	548	439	24.8	1,066	867	23.0
STELARA®
U.S.	919	680	35.1	1,571	1,227	28.0
International	422	303	39.3	831	579	43.5
Worldwide	1,341	983	36.4	2,402	1,806	33.0
OTHER IMMUNOLOGY
U.S.	102	—	*	168	—	*
International	27	7	*	35	14	*
Worldwide	129	7	*	203	14	*

Infectious Diseases
U.S.	328	341	(3.8)	661	667	(0.9)
International	521	451	15.5	1,018	874	16.5
Worldwide	849	792	7.2	1,679	1,541	9.0
EDURANT® / rilpivirine
U.S.	15	17	(11.8)	29	29	0.0
International	196	162	21.0	392	299	31.1
Worldwide	211	179	17.9	421	328	28.4
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	277	278	(0.4)	550	537	2.4
International	215	176	22.2	420	347	21.0
Worldwide	492	454	8.4	970	884	9.7
OTHER INFECTIOUS DISEASES
U.S.	36	46	(21.7)	82	101	(18.8)
International	110	113	(2.7)	206	228	(9.6)
Worldwide	146	159	(8.2)	288	329	(12.5)

Neuroscience
U.S.	639	620	3.1	1,263	1,284	(1.6)
International	889	847	5.0	1,824	1,680	8.6
Worldwide	1,528	1,467	4.2	3,087	2,964	4.1
CONCERTA® / Methylphenidate
U.S.	68	76	(10.5)	134	184	(27.2)
International	115	105	9.5	222	206	7.8
Worldwide	183	181	1.1	356	390	(8.7)
INVEGA SUSTENNA® / XEPLION® / TRINZA® / TREVICTA®
U.S.	438	387	13.2	838	759	10.4
International	282	242	16.5	578	474	21.9
Worldwide	720	629	14.5	1,416	1,233	14.8
RISPERDAL CONSTA®
U.S.	80	91	(12.1)	162	186	(12.9)
International	108	116	(6.9)	222	228	(2.6)
Worldwide	188	207	(9.2)	384	414	(7.2)

OTHER NEUROSCIENCE
U.S.	53	66	(19.7)	129	155	(16.8)
International	384	384	0.0	802	772	3.9
Worldwide	437	450	(2.9)	931	927	0.4

Oncology
U.S.	1,085	697	55.7	2,018	1,361	48.3
International	1,371	1,030	33.1	2,749	1,960	40.3
Worldwide	2,456	1,727	42.2	4,767	3,321	43.5
DARZALEX®
U.S.	298	212	40.6	562	413	36.1
International	213	87	*	381	141	*
Worldwide	511	299	70.9	943	554	70.2
IMBRUVICA®
U.S.	250	202	23.8	477	392	21.7
International	370	248	49.2	730	467	56.3
Worldwide	620	450	37.8	1,207	859	40.5
VELCADE®
U.S.	—	—	—	—	—	—
International	280	290	(3.4)	593	570	4.0
Worldwide	280	290	(3.4)	593	570	4.0
ZYTIGA®
U.S.	486	241	*	893	474	88.4
International	423	317	33.4	861	607	41.8
Worldwide	909	558	62.9	1,754	1,081	62.3
OTHER ONCOLOGY
U.S.	51	42	21.4	86	82	4.9
International	85	88	(3.4)	184	175	5.1
Worldwide	136	130	4.6	270	257	5.1

Pulmonary Hypertension
U.S.	429	37	*	790	37	*
International	236	48	*	460	48	*
Worldwide	665	85	*	1,250	85	*
OPSUMIT®
U.S.	180	24	*	329	24	*
International	131	21	*	253	21	*
Worldwide	311	45	*	582	45	*
TRACLEER®
U.S.	71	2	*	139	2	*
International	72	24	*	144	24	*
Worldwide	143	26	*	283	26	*
UPTRAVI®
U.S.	155	8	*	279	8	*
International	16	1	*	32	1	*
Worldwide	171	9	*	311	9	*

OTHER
U.S.	23	3	*	43	3	*
International	17	2	*	31	2	*
Worldwide	40	5	*	74	5	*
Cardiovascular / Metabolism / Other
U.S.	1,101	1,214	(9.3)	2,204	2,309	(4.5)
International	417	391	6.6	831	771	7.8
Worldwide	1,518	1,605	(5.4)	3,035	3,080	(1.5)
XARELTO®
U.S.	679	642	5.8	1,257	1,155	8.8
International	—	—	—	—	—	—
Worldwide	679	642	5.8	1,257	1,155	8.8
INVOKANA® / INVOKAMET®
U.S.	169	256	(34.0)	373	503	(25.8)
International	46	39	17.9	90	76	18.4
Worldwide	215	295	(27.1)	463	579	(20.0)
PROCRIT® / EPREX®
U.S.	156	174	(10.3)	345	343	0.6
International	80	81	(1.2)	167	159	5.0
Worldwide	236	255	(7.5)	512	502	2.0
OTHER
U.S.	97	142	(31.7)	229	308	(25.6)
International	291	271	7.4	574	536	7.1
Worldwide	388	413	(6.1)	803	844	(4.9)
TOTAL PHARMACEUTICAL
U.S.	5,899	5,010	17.7	11,253	9,882	13.9
International	4,455	3,625	22.9	8,945	6,998	27.8
Worldwide	10,354	8,635	19.9	20,198	16,880	19.7

MEDICAL DEVICES
Diabetes Care
U.S.	129	160	(19.4)	246	314	(21.7)
International	226	261	(13.4)	448	506	(11.5)
Worldwide	355	421	(15.7)	694	820	(15.4)
Diagnostics
U.S.	—	—	—	—	—	—
International	—	—	—	—	1	*
Worldwide	—	—	—	—	1	*
Interventional Solutions
U.S.	323	285	13.3	627	564	11.2
International	344	288	19.4	680	558	21.9
Worldwide	667	573	16.4	1,307	1,122	16.5
Orthopaedics
U.S.	1,332	1,367	(2.6)	2,639	2,726	(3.2)
International	930	926	0.4	1,873	1,842	1.7
Worldwide	2,262	2,293	(1.4)	4,512	4,568	(1.2)

HIPS
U.S.	211	208	1.4	420	417	0.7
International	149	142	4.9	303	285	6.3
Worldwide	360	350	2.9	723	702	3.0
KNEES
U.S.	229	236	(3.0)	457	482	(5.2)
International	153	149	2.7	312	301	3.7
Worldwide	382	385	(0.8)	769	783	(1.8)
TRAUMA
U.S.	394	390	1.0	801	781	2.6
International	281	253	11.1	570	504	13.1
Worldwide	675	643	5.0	1,371	1,285	6.7
SPINE & OTHER
U.S.	498	533	(6.6)	961	1,046	(8.1)
International	347	382	(9.2)	688	752	(8.5)
Worldwide	845	915	(7.7)	1,649	1,798	(8.3)
Surgery
U.S.	1,022	1,012	1.0	2,015	2,007	0.4
International	1,493	1,372	8.8	2,923	2,648	10.4
Worldwide	2,515	2,384	5.5	4,938	4,655	6.1
ADVANCED
U.S.	402	400	0.5	795	792	0.4
International	603	533	13.1	1,176	1,018	15.5
Worldwide	1,005	933	7.7	1,971	1,810	8.9
GENERAL
U.S.	436	423	3.1	859	846	1.5
International	733	691	6.1	1,437	1,342	7.1
Worldwide	1,169	1,114	4.9	2,296	2,188	4.9
SPECIALTY
U.S.	184	189	(2.6)	361	369	(2.2)
International	157	148	6.1	310	288	7.6
Worldwide	341	337	1.2	671	657	2.1
Vision
U.S.	459	405	13.3	899	710	26.6
International	714	650	9.8	1,389	1,143	21.5
Worldwide	1,173	1,055	11.2	2,288	1,853	23.5
CONTACT LENSES / OTHER
U.S.	320	274	16.8	629	530	18.7
International	524	479	9.4	1,022	906	12.8
Worldwide	844	753	12.1	1,651	1,436	15.0
SURGICAL
U.S.	139	131	6.1	270	180	50.0
International	190	171	11.1	367	237	54.9
Worldwide	329	302	8.9	637	417	52.8

TOTAL MEDICAL DEVICES
U.S.	3,265	3,229	1.1	6,426	6,321	1.7
International	3,707	3,497	6.0	7,313	6,698	9.2
Worldwide	6,972	6,726	3.7	13,739	13,019	5.5

WORLDWIDE
U.S.	10,640	9,726	9.4	20,591	19,104	7.8
International	10,190	9,113	11.8	20,248	17,501	15.7
Worldwide	$20,830	18,839	10.6%	$40,839	36,605	11.6%
*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Second Quarters Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2018	July 2, 2017	Percent Change	July 1, 2018	July 2, 2017	Percent Change
Consumer (1)	$829	658	26.0%	$1,377	1,254	9.8%
Pharmaceutical(2)	3,651	3,414	6.9	7,317	7,077	3.4
Medical Devices(3)	796	992	(19.8)	2,375	2,555	(7.0)
Segment earnings before provision for taxes	5,276	5,064	4.2	11,069	10,886	1.7
Less: Expense not allocated to segments (4)	303	316		615	563
Worldwide income before tax	$4,973	4,748	4.7%	$10,454	10,323	1.3%
(1) Includes a gain of $0.3 billion from the divestiture of NIZORAL® in the fiscal second quarter and six months of 2018. Includes amortization expense of $0.1 billion in the fiscal second quarters and fiscal six months of 2018 and 2017.

(2) Includes acquisition costs related to the Actelion acquisition of $0.1 billion and $0.2 billion in the fiscal second quarters of 2018 and 2017, respectively. Includes acquisition costs related to the Actelion acquisition of $0.2 billion in the fiscal six months of 2018 and 2017. Includes a gain of $0.2 billion related to monetization of future royalty receivables in the fiscal second quarter and fiscal six months of 2017. Includes a gain of $0.2 billion in the fiscal six months of 2017 related to the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. Includes amortization expense of $0.8 billion and $0.2 billion in the fiscal second quarters of 2018 and 2017, respectively. Includes a gain of $0.1 billion from the divestiture of PANCREASE® in the fiscal second quarter and six months of 2018. Includes amortization expense of $1.5 billion and $0.2 billion in the fiscal six months of 2018 and 2017, respectively.
(3) Includes a restructuring related charge of $0.1 billion and $0.1 billion in the fiscal second quarters of 2018 and 2017, respectively. Includes a restructuring related charge of $0.2 billion and $0.3 billion in the fiscal six months of 2018 and 2017, respectively. Includes litigation expense of $0.7 billion and $0.4 billion in the fiscal second quarters and fiscal six months of 2018 and 2017, respectively. Includes an asset impairment of $0.2 billion primarily related to the insulin pump business in the fiscal second quarter and fiscal six months of 2017. Includes amortization expense of $0.3 billion and $0.3 billion in the fiscal second quarters of 2018 and 2017, respectively. Includes amortization expense of $0.5 billion and $0.5 billion in the fiscal six months of 2018 and 2017, respectively.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarters Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 1, 2018	July 2, 2017	Percent Change	July 1, 2018	July 2, 2017	Percent Change
United States	$10,640	9,726	9.4%	$20,591	19,104	7.8%
Europe	4,810	4,232	13.7	9,607	8,090	18.8
Western Hemisphere, excluding U.S.	1,540	1,499	2.7	3,107	2,953	5.2
Asia-Pacific, Africa	3,840	3,382	13.5	7,534	6,458	16.7
Total	$20,830	18,839	10.6%	$40,839	36,605	11.6%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

Subsequent to the quarter, on July 30, 2018, the Company announced that it has entered into a definitive agreement to acquire Zarbee’s, Inc., a privately held company that is a leader in naturally-based healthcare products. The acquisition will include the full line of Zarbee’s Naturals™ products for children and adults.

During the fiscal second quarter of 2018, the Company announced acceptance of the binding offer from Platinum Equity, previously announced in the fiscal first quarter of 2018, to acquire its LifeScan business for approximately $2.1 billion, subject to customary adjustments. The transaction is expected to close by the end of 2018. As of July 1, 2018, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory, $0.1 billion of property, plant and equipment, $0.1 billion of intangible assets, net and $1.0 billion of goodwill. The Company will retain certain net liabilities of approximately $0.4 billion associated with the LifeScan business.

Additionally, in the fiscal second quarter of 2018, the Company announced receipt of a binding offer from Fortive Corporation to acquire its Advanced Sterilization Products (ASP) business for approximately $2.7 billion, subject to customary adjustments. The transaction is expected to close in early 2019. As of July 1, 2018, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory, $0.1 billion of property, plant and equipment and $0.2 billion of goodwill. The Company will retain certain net receivables of approximately $0.1 billion associated with the ASP business.

During the fiscal second quarter of 2018, the Company completed the acquisition BeneVir Biopharm, Inc. (BeneVir), a privately-held, biopharmaceutical company specializing in the development of oncolytic immunotherapies.

Additionally, during the fiscal second quarter of 2018, the Company completed the divestitures of NIZORAL®, PANCREASE® and VALCHLOR® products.

During the fiscal first quarter of 2018, the Company announced the acquisition of Orthotaxy, a privately-held developer of software-enabled surgery technologies, including a differentiated robotic-assisted surgery solution.

On June 16, 2017, the Company completed the acquisition of Actelion Ltd through an all cash tender offer in Switzerland for $280 per share, amounting to $29.6 billion, net of cash acquired. As part of the transaction, immediately prior to the completion of the acquisition, Actelion spun out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia Ltd. The shares of Idorsia are listed on the SIX Swiss Exchange (SIX). The Company currently holds 9.9% of the shares of Idorsia and has rights to an additional 22.1% of Idorsia equity through a convertible loan with a principal amount of approximately $0.5 billion. The convertible loan may be converted into Idorsia shares as follows: (i) up to an aggregate shareholding of 16% of Idorsia shares as a result of certain shareholders holding more than 20% of the issued Idorsia shares, and (ii) up to the balance of the remaining amount within 20 business days of the maturity date of the convertible loan, which has a ten-year term, or if Idorsia undergoes a change of control transaction. The investment in Idorsia was recorded as a cost method investment in Other assets in the Company's consolidated Balance Sheet. The Company also exercised the option acquired on ACT-132577, a product within Idorsia being developed for resistant hypertension currently in phase 2 of clinical development. The Company has also entered into an agreement to provide Idorsia with a Swiss franc denominated credit facility of approximately $250 million. As of July 1, 2018, Idorsia has not made any draw-downs under the credit facility. Actelion has entered into a transitional services agreement with Idorsia. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that are highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The following table presents the amounts recognized for assets acquired and liabilities assumed as of the acquisition date with adjustments made through July 1, 2018:

(Dollars in Millions)	July 1, 2018
Cash & Cash equivalents	469
Inventory(1)	759
Accounts Receivable	485
Other current assets	93
Property, plant and equipment	104
Goodwill	6,161
Intangible assets	25,010
Deferred Taxes	99
Other non-current assets	19
Total Assets Acquired	33,199

Current liabilities	956
Deferred Taxes	1,776
Other non-current liabilities	413
Total Liabilities Assumed	3,145

Net Assets Acquired	30,054

(1) Includes adjustment of $642 million to write-up the acquired inventory to its estimated fair value.
The adjustments made since the date of acquisition were $0.2 billion to the deferred taxes and $0.4 billion to the current liabilities with the offset to goodwill. The assets acquired are recorded in the Pharmaceutical segment. The acquisition of Actelion resulted in approximately $6.2 billion of goodwill. The goodwill is primarily attributable to synergies expected to arise from the acquisition. The goodwill is not expected to be deductible for tax purposes.

The purchase price allocation to the identifiable intangible assets is as follows:

(Dollars in Millions)
Intangible assets with definite lives:
Patents and trademarks*	$24,230
Total amortizable intangibles	24,230

In-process research and development	780
Total intangible assets	$25,010
*Includes $0.4 billion related to VALCHLOR®, one of the acquired products, which was divested in the fiscal second quarter of 2018.

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

The following table provides pro forma results of operations for the fiscal second quarter ended July 2, 2017 as if Actelion had been acquired as of January 4, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Actelion. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

Unaudited Pro forma Consolidated Results
(Dollars in Millions Except Per Share Data)	Fiscal Second Quarter Ended	Fiscal Six Months Ended
	July 2, 2017	July 2, 2017
Net Sales	$19,426	37,836
Net Earnings	3,788	7,890
Diluted Net Earnings per Common Share	$1.38	2.87

In the fiscal second quarter and fiscal six months of 2018, the Company recorded acquisition related costs, of approximately $0.1 billion and $0.2 billion before tax, respectively, which was recorded in Other (income)/expense and Cost of products sold.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of July 1, 2018, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; and INVOKANA®. As of July 1, 2018, in the United States there were approximately 2,000 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,300 with respect to the PINNACLE® Acetabular Cup System; 54,000 with respect to pelvic meshes; 13,500 with respect to RISPERDAL®; 24,800 with respect to XARELTO®; 10,600 with respect to body powders containing talc; and 1,100 with respect to INVOKANA®.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, with more expected from the recent extension, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle two pending class actions which have been approved by the Québec Superior Court and the Supreme Court of British Columbia. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in some state courts and in countries outside of the United States, primarily in the United Kingdom. In the United Kingdom, a trial was completed regarding common issues of liability and the Queen’s Bench Division in the Royal Courts of Justice in London returned a judgment in favor of the Company in May 2018, ruling that the product was not defective and the Company was not liable to the claimants in the proceeding. The Company has established an accrual for defense costs only in connection with product liability litigation associated with the PINNACLE® Acetabular Cup System.

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

In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In Australia, a trial of class action issues has been completed and a decision is expected in 2018. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

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

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSONS® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a recent jury verdict of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual for defense costs only in connection with product liability litigation associated with body powders containing talc.

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

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. Although Johnson & Johnson has since sold Cordis, it has retained liability for this case. After trial in January 2014, the District Court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the District Court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases. In April 2018, the United States Court of Appeals for the Federal Circuit remanded the case back to the District Court to reconsider Medinol's motion for a new trial, and briefing in the District Court was completed in June 2018.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants. MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132; 8,721,730 and 9,492,280 relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. A claim construction hearing is scheduled for August 2018. In December 2017, DePuy Synthes Products, Inc. filed a Petition for Inter Partes Review with the United States Patent and Trademark Office (USPTO), seeking to invalidate the ’426 patent, and in June 2018, the USPTO instituted review of the patent.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (the ’310 patent); 9,084,608; 9,241,759 (the ’759 patent) and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. The parties have entered joint stipulations such that only the the ’284 patent, the ’735 patent, the ’310 patent and the ’759 patent remain in dispute. Trial is scheduled to begin in September 2019.

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

REMICADE® Related Cases

In August 2014, Celltrion Healthcare Co. Ltd. and Celltrion Inc. (collectively, Celltrion) filed an application with the United States Food and Drug Administration (FDA) for approval to make and sell its own infliximab biosimilar. In March 2015, Janssen Biotech, Inc. (JBI) filed a lawsuit in the United States District Court for the District of Massachusetts against Celltrion and Hospira Healthcare Corporation (Hospira), which has exclusive marketing rights for Celltrion's infliximab biosimilar in the United States, seeking, among other things, a declaratory judgment that their biosimilar product infringes or potentially infringes several JBI patents, including United States Patent No. 6,284,471 relating to REMICADE® (infliximab) (the ’471 patent) and United States Patent No. 7,598,083 (the ’083 patent) directed to the cell culture media used to make Celltrion’s biosimilar. In August 2016, the District Court granted both Celltrion's and Hospira's motions for summary judgment of invalidity of the ’471 patent. JBI appealed those decisions to the United States Court of Appeals for the Federal Circuit. In January 2018, the Federal Circuit dismissed the appeal as moot based on its affirmance of a decision by the USPTO’s Patent Trial and Appeal Board affirming invalidity of the ’471 patent.

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion and Hospira in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. On July 30, 2018 the District Court granted Celltrion’s motion for summary judgment of non-infringement and entered an order dismissing the ’083 lawsuit against Celltrion and Hospira. The litigation against HyClone in Utah is stayed pending the outcome of the Massachusetts actions.

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

Janssen and BTG also initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Amerigen Pharmaceuticals Limited (Amerigen) in May 2016, and Glenmark Pharmaceuticals, Inc. (Glenmark) in June 2016, each of whom filed an ANDA seeking approval to market its generic version of ZYTIGA® before the expiration of the ’438 patent. This lawsuit has been consolidated with the lawsuit filed in July 2015.

In August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia, which has been stayed.

In August 2017, Janssen and BTG initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of ZYTIGA® 500mg before the expiration of the ’438 patent. This lawsuit has been consolidated with the lawsuit filed in July 2015.

In February 2018, Janssen and BTG filed a patent infringement lawsuit against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (collectively, MSN) based on its ANDA seeking approval for a generic version of ZYTIGA® prior to the expiration of the ‘438 patent.

In February 2018, the court heard oral arguments on a motion for summary judgment of non-infringement filed by certain defendants and, in May 2018, administratively terminated the motion without prejudice to reassertion following trial.
Trial on the matter is ongoing. If the decision if unfavorable, the stay could be lifted and a generic version of ZYTIGA® could enter the market.

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

In October 2017, Janssen Inc. and Janssen Oncology, Inc. (collectively, Janssen) initiated two Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in Canada in response to Teva's filing Abbreviated New Drug Submissions (ANDS) and seeking approval to market generic versions of ZYTIGA® 250mg and ZYTIGA® 500mg before the expiration of Canadian Patent No. 2,661,422. In June 2018, the parties entered into a settlement agreement.

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The federal court of Canada scheduled the Final Hearing for April 2019. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Apotex's ANDS before the expiration of Janssen's patent.

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

(Mylan); Prinston Pharmaceuticals, Inc.; Sigmapharm Laboratories, LLC (Sigmapharm); Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. (collectively, Torrent). All defendants except Mylan and Sigmapharm have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. Trial concluded in April 2018. In July 2018 the court entered judgment in JPI's and Bayer's favor, holding that the asserted compound patent is valid and infringed.

Beginning in April 2017, JPI and Bayer Intellectual Property GmbH and Bayer AG (collectively, Bayer AG) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 (’218) relating to XARELTO®. The following generic companies are named defendants: Alembic Pharmaceuticals Limited, Alembic Global Holding SA and Alembic Pharmaceuticals, Inc. (Alembic); Aurobindo; Breckenridge; InvaGen; Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin counterclaimed for declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053, but Lupin dismissed its counterclaims after it was provided a covenant not to sue on that patent. Aurobindo, Taro, Torrent, Micro, Breckenridge and Alembic have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. The ’218 cases have been consolidated for discovery and trial, and are currently set for trial in April 2019.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

PREZISTA®

In November 2017, Janssen Inc. (Janssen) initiated Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of PREZISTA® before the expiration of Canadian Patent Nos. 2,485,834 and 2,336,160, which are owned by the United States and the Board of Trustees of the University of Illinois. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Apotex's ANDS before the expiration of the relevant patents. The Final Hearing is scheduled to begin in June 2019. Janssen is seeking an order enjoining Apotex from marketing its generic versions of PREZISTA® before the expiration of the patents-in-suit.

In May 2018, Janssen Products, L.P. and Janssen Sciences Ireland UC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddys Laboratories, Inc., Dr. Reddys Laboratories, Ltd., Laurus Labs, Ltd. and Pharmaq, Inc. (collectively, DRL) who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408 (the patents-in-suit). Janssen is seeking an order enjoining DRL from marketing its generic versions of PREZISTA® before the expiration of the patents-in-suit.

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

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC (Amneal), who filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781. In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent. Trial is scheduled to commence in October 2020.

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

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (Janssen) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of IMBRUVICA® before expiration of Pharmacyclics’  United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. Janssen is the exclusive licensee of the asserted patents. The following generic companies are named defendants: Cipla Limited and Cipla USA Inc. (Cipla); Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited (Fresenius Kabi); Sandoz Inc. and Lek Pharmaceuticals d.d. (Sandoz); Shilpa Medicare Limited (Shilpa); Sun Pharma Global FZE and Sun Pharmaceutical Industries Limited (Sun); Teva Pharmaceuticals USA, Inc. (Teva); and Zydus Worldwide DMCC and Cadila Healthcare Limited (Zydus). Trial is scheduled to begin in September 2020.

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

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Arkansas, Florida, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Ohio, Oklahoma and South Dakota. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama; Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; Rhode Island; South Carolina; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; Wisconsin and West Virginia. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In October 2017, Johnson & Johnson and JPI were both served with a motion to consolidate 66 pending matters into a federal Multi District Litigation in the Southern District of Ohio. In December 2017, the MDL was approved in the Northern District of Ohio and there are over 500 cases that have been transferred to the MDL.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, New Jersey, South Carolina, Tennessee and Washington. An additional request was received from Puerto Rico. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. The multi-state coalition served Johnson & Johnson and JPI with subpoenas as part of the investigation. Johnson & Johnson and JPI have also received requests for information from the ranking minority member of the United States Senate Committee on Homeland Security and Governmental Affairs regarding the sales, marketing, and educational strategies related to the promotion of opioids use.

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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®. In December 2017, Johnson & Johnson and JPI were served with a whistleblower lawsuit filed in the United States District Court for the Central District of California alleging the off-label promotion of OLYSIO® and additional products, including NUCYNTA®, XARELTO®, LEVAQUIN® and REMICADE®.  At this time, the federal and state governments have declined to intervene and the lawsuit, which is related to the Civil Investigative Demand, is being prosecuted by a former company employee.  The United States District Court for the Central District of California dismissed the claim in April 2018. In May 2018, the relator filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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
GENERAL LITIGATION
In June 2009, following the public announcement that Ortho-Clinical Diagnostics, Inc. (OCD) had received a grand jury subpoena from the United States Department of Justice, Antitrust Division, in connection with an investigation that has since been closed, multiple class action complaints were filed against OCD by direct purchasers seeking damages for alleged price fixing. These cases were consolidated for pre-trial purposes in the United States District Court for the Eastern District of Pennsylvania as In re Blood Reagent Antitrust Litigation. OCD was divested in 2014 and Johnson & Johnson retained any liability that may result from these cases. Following the appeal and reversal of its initial grant of a motion for class certification, on remand, the District Court in October 2015 again granted a motion by the plaintiffs for class certification. In July 2017, the Court issued an opinion granting in part and denying in part OCD's motion for summary judgment. The Court granted summary judgment concerning allegations of price fixing in 2005 and 2008, and denied summary judgment concerning allegations of price fixing in 2001. In May 2018, OCD and the plaintiffs reached a settlement on all claims.  The court granted preliminary approval of the settlement in July 2018.
In June 2011, DePuy Orthopaedics, Inc. (DePuy) filed suit against Orthopaedic Hospital (OH) in the United States District Court for the Northern District of Indiana seeking a declaratory judgment that DePuy did not owe OH royalties under a 1999 development agreement. In January 2012, OH filed a breach of contract case in California federal court, which was later consolidated with the Indiana case. In February 2014, OH brought suit for patent infringement relating to the same technology, and that action was also consolidated with the Indiana case. In August 2017, the court denied DePuy’s motions for summary judgment. Trial is scheduled to begin in November 2018.

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

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In June 2016, the Court denied motions to dismiss filed by JJVCI and other defendants. Discovery is ongoing. In March 2017, the plaintiffs filed a motion for class certification. The class certification hearing has been set for August 2018.
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
In May 2017, Lonza Sales AG (Lonza) filed a Request for Arbitration with the London Court of International Arbitration against Janssen Research & Development, LLC (Janssen). Lonza alleges that Janssen breached a 2005 agreement between the parties by sublicensing certain Lonza technology used in the manufacture of daratumumab without Lonza’s consent. Lonza seeks monetary damages. The arbitration hearing is scheduled for September 2018.
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

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act.  The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi

Ministry of Health. Also, the company has received an inquiry from the United States Department of Justice regarding the matters set out in the complaint.

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

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson in the United States District Court for the District of New Jersey alleging that Johnson & Johnson violated the federal Securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder.  The lawsuit was assigned to the District Court Judge managing the personal injury multi-district litigation.

In June 2018, Walgreen Co. and Kroger Co, filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Janssen has violated federal antitrust laws through its contracting strategies for Remicade. The complaint seeks damages and injunctive relief.

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

The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.4 billion. In the fiscal second quarter of 2018, the Company recorded a pre-tax charge of $117 million, of which $19 million was included in cost of products sold and $54 million was included in other (income) expense. See the following table for additional details on the restructuring programs. Total project costs of $2.3 billion have been recorded since the restructuring was announced.

Additionally, as part of the plan, the Company expects that the restructuring actions will result in position eliminations of approximately 5 percent of the Medical Devices segment’s global workforce. Approximately 2,600 positions have been eliminated of which 1,900 received separation payments since the restructuring announcement.

On April 17, 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In the fiscal second quarter of 2018, the Company recorded a pre-tax charge of $59 million, of which $25 million was included in cost of products sold and $21 million was included in other (income) expense. See the following table for additional details on the restructuring programs.

Subsequent to the second quarter, the Company received a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. Upon acceptance of the full binding offer, the Company would expand a 12-year relationship with Jabil to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This strategic collaboration has been accepted with respect to the North American sites and is pending applicable consultative processes in other jurisdictions. There is not a significant accounting impact upon signing of the agreement with Jabil Inc.

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

The following table summarizes the severance related reserves and the associated spending under these restructuring programs through the fiscal six months of 2018:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, December 31, 2017	$229	—	38	267

Current year activity:
Charges	—	49	234	283
Cash payments	(23)	—	(241)	(264)
Settled non cash	—	(49)	—	(49)

Reserve balance, July 1, 2018*	$206	—	31	237

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

The Company expects that the Medical Devices restructuring program will be completed by the end of fiscal year 2018 with certain projects and severance charges continuing beyond that date. The Company continuously reevaluates its severance reserves related to restructuring and the timing of payments has extended due to the planned release of associates regarding several longer-term projects. The Company believes that the existing severance reserves are sufficient to cover the Global Supply Chain plans given the period over which the actions will take place. The Company will continue to assess and make adjustments as necessary if additional amounts become probable and estimable.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the first fiscal six months of 2018, worldwide sales were $40.8 billion, a total increase of 11.6%, including operational growth of 8.6% as compared to 2017 first fiscal six months sales of $36.6 billion. Currency fluctuations had a positive impact of 3.0% for the first fiscal six months of 2018. In the first fiscal six months of 2018, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 3.3%.

Sales by U.S. companies were $20.6 billion in the first fiscal six months of 2018, which represented an increase of 7.8% as compared to the prior year. In the first fiscal six months of 2018, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 4.2%. Sales by international companies were $20.2 billion, an increase of 15.7%, including operational growth of 9.3%, and a positive currency impact of 6.4% as compared to the first fiscal six months sales of 2017. In the first fiscal six months of 2018, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 2.1%.

In the first fiscal six months of 2018, sales by companies in Europe achieved growth of 18.8%, which included operational growth of 8.2% and a positive currency impact of 10.6%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 5.2%, which included operational growth of 6.9%, partially offset by a negative currency impact of 1.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 16.7%, including operational growth of 11.9% and a positive currency impact of 4.8%.

Note: values may have been rounded

For the fiscal second quarter of 2018, worldwide sales were $20.8 billion, a total increase of 10.6%, including operational growth of 8.7% as compared to 2017 fiscal second quarter sales of $18.8 billion. Currency fluctuations had a positive impact of 1.9% for the fiscal second quarter of 2018. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 2.4%.

Sales by U.S. companies were $10.6 billion in the fiscal second quarter of 2018, which represented an increase of 9.4% as compared to the prior year. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 3.7%. Sales by international companies were $10.2 billion, an increase of 11.8%, including operational growth of 7.9%, and a positive currency impact of 3.9% as compared to the fiscal second quarter sales of 2017. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 1.1%.

In the fiscal second quarter of 2018, sales by companies in Europe achieved growth of 13.7%, which included operational growth of 6.5% and a positive currency impact of 7.2%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 2.7%, which included operational growth of 6.7%, and a negative currency impact of 4.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 13.5%, including operational growth of 10.2% and a positive currency impact of 3.3%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal six months of 2018 were $6.9 billion, an increase of 2.9% as compared to the same period a year ago, including operational growth of 0.4% and a positive currency impact of 2.5%. U.S. Consumer segment sales increased by 0.4%. International Consumer segment sales increased by 4.9%, including an operational increase of 0.5% and a positive currency impact of 4.4%. In the first fiscal six months of 2018, the impact of acquisitions and divestitures on the Consumer segment operational sales growth was a negative 1.0%.

Major Consumer Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Beauty	$2,193	$2,057	6.6%	4.3%	2.3%
OTC	2,138	2,019	5.9	2.2	3.7
Baby Care	913	949	(3.8)	(4.8)	1.0
Oral Care	772	756	2.1	(0.6)	2.7
Women’s Health	523	518	1.0	(0.9)	1.9
Wound Care/Other	363	407	(10.8)	(12.1)	1.3
Total Consumer Sales	$6,902	$6,706	2.9%	0.4%	2.5%

Consumer segment sales in the fiscal second quarter of 2018 were $3.5 billion, an increase of 0.7% as compared to the same period a year ago, including an operational decline of 0.4% and a positive currency impact of 1.1%. U.S. Consumer segment sales decreased by 0.7%. International Consumer segment sales increased by 1.9% due to a positive currency impact of 1.9%. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a negative 1.3%.

Major Consumer Franchise Sales — Fiscal Second Quarters Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Beauty	$1,109	$1,076	3.1%	1.8%	1.3%
OTC	1,066	1,006	6.0	3.7	2.3
Baby Care	456	494	(7.7)	(6.9)	(0.8)
Oral Care	393	394	(0.3)	(1.7)	1.4
Women’s Health	280	276	1.4	2.2	(0.8)
Wound Care/Other	200	232	(13.8)	(14.6)	0.8
Total Consumer Sales	$3,504	$3,478	0.7%	(0.4)%	1.1%

The Beauty franchise achieved operational growth of 1.8% as compared to the prior year fiscal second quarter. Growth was primarily driven by new product launches, strength of Dr. Ci: Labo and geographic expansion partially offset by timing of NEUTROGENA® and AVEENO® suncare products season in the U.S.

The OTC franchise achieved operational growth of 3.7% as compared to the prior year fiscal second quarter. Growth was primarily driven by share growth across multiple brands including TYLENOL® and digestive health products in the U.S. Outside the U.S. strength in Children's MOTRIN®, anti-smoking aids and sales from the recent acquisition of RHINOCORT® contributed to growth.

The Baby Care franchise experienced an operational decline of 6.9% as compared to the prior year fiscal second quarter due to retailer stocking reductions and discounting in anticipation of the relaunch in the U.S. and competitive pressure in JOHNSON'S®.

The Oral Care franchise experienced an operational decline of 1.7% as compared to the prior year fiscal second quarter due to a decline in sales outside the U.S. partially offset by U.S. growth due to market growth, share growth and new product pipeline build.

The Women’s Health franchise achieved operational growth of 2.2% as compared to the prior year fiscal second quarter.

The Wound Care/Other franchise experienced an operational decline of 14.6% as compared to the prior year fiscal second quarter due to the divestiture of COMPEED® in the fiscal third quarter of 2017.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2018 were $20.2 billion, an increase of 19.7% as compared to the same period a year ago, with an operational increase of 16.4% and a positive currency impact of 3.3%. U.S. Pharmaceutical sales increased 13.9% as compared to the same period a year ago. International Pharmaceutical sales increased by 27.8%, including operational growth of 19.9% and a positive currency impact of 7.9%. In the first fiscal six months of 2018, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a positive 7.1%.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Six Months Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Total Immunology	$6,380	$5,889	8.3%	6.3%	2.0%
REMICADE®	2,709	3,202	(15.4)	(16.2)	0.8
SIMPONI®/ SIMPONI ARIA®	1,066	867	23.0	19.6	3.4
STELARA®	2,402	1,806	33.0	29.6	3.4
Other Immunology	203	14	**	**	**
Total Infectious Diseases	1,679	1,541	9.0	4.5	4.5
EDURANT®/rilpivirine	421	328	28.4	17.0	11.4
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	970	884	9.7	7.0	2.7
Other Infectious Diseases	288	329	(12.5)	(15.1)	2.6
Total Neuroscience	3,087	2,964	4.1	0.6	3.5
CONCERTA®/methylphenidate	356	390	(8.7)	(11.2)	2.5
INVEGA SUSTENNA®/ XEPLION®/ TRINZA®/ TREVICTA®	1,416	1,233	14.8	11.3	3.5
RISPERDAL CONSTA®	384	414	(7.2)	(10.6)	3.4
Other Neuroscience	931	927	0.4	(3.6)	4.0
Total Oncology	4,767	3,321	43.5	37.8	5.7
DARZALEX®	943	554	70.2	65.8	4.4
IMBRUVICA®	1,207	859	40.5	34.7	5.8
VELCADE®	593	570	4.0	(3.4)	7.4
ZYTIGA®	1,754	1,081	62.3	56.7	5.6
Other Oncology	270	257	5.1	0.6	4.5
Pulmonary Hypertension***	1,250	85	**	**	**
OPSUMIT®	582	45	**	**	**
TRACLEER®	283	26	**	**	**
UPTRAVI®	311	9	**	**	**
Other	74	5	**	**	**
Cardiovascular / Metabolism / Other	3,035	3,080	(1.5)	(3.0)	1.5
XARELTO®	1,257	1,155	8.8	8.8	—
INVOKANA®/ INVOKAMET®	463	579	(20.0)	(20.9)	0.9
PROCRIT®/EPREX®	512	502	2.0	(0.1)	2.1
Other	803	844	(4.9)	(8.6)	3.7
Total Pharmaceutical Sales	$20,198	$16,880	19.7%	16.4%	3.3%

*Prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful
***Products acquired from Actelion acquisition on June 16, 2017

Pharmaceutical segment sales in the fiscal second quarter of 2018 were $10.4 billion, an increase of 19.9% as compared to the same period a year ago, with an operational increase of 17.6% and a positive currency impact of 2.3%. U.S. Pharmaceutical sales increased 17.7% as compared to the same period a year ago. International Pharmaceutical sales increased by 22.9%, including operational growth of 17.5% and a positive currency impact of 5.4%. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a positive 6.6%.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Second Quarters Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Total Immunology	$3,338	$2,959	12.8%	11.5%	1.3%
REMICADE®	1,320	1,530	(13.7)	(14.1)	0.4
SIMPONI®/ SIMPONI ARIA®	548	439	24.8	22.8	2.0
STELARA®	1,341	983	36.4	34.2	2.2
Other Immunology	129	7	**	**	**
Total Infectious Diseases	849	792	7.2	4.6	2.6
EDURANT®/rilpivirine	211	179	17.9	10.7	7.2
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	492	454	8.4	7.1	1.3
Other Infectious Diseases	146	159	(8.2)	(9.2)	1.0
Total Neuroscience	1,528	1,467	4.2	2.1	2.1
CONCERTA®/ methylphenidate	183	181	1.1	(0.4)	1.5
INVEGA SUSTENNA®/ XEPLION®/ TRINZA®/ TREVICTA®	720	629	14.5	12.2	2.3
RISPERDAL CONSTA®	188	207	(9.2)	(11.1)	1.9
Other Neuroscience	437	450	(2.9)	(5.0)	2.1
Total Oncology	2,456	1,727	42.2	38.7	3.5
DARZALEX®	511	299	70.9	67.7	3.2
IMBRUVICA®	620	450	37.8	34.2	3.6
VELCADE®	280	290	(3.4)	(8.0)	4.6
ZYTIGA®	909	558	62.9	59.5	3.4
Other Oncology	136	130	4.6	2.3	2.3
Pulmonary Hypertension***	665	85	**	**	**
OPSUMIT®	311	45	**	**	**
TRACLEER®	143	26	**	**	**
UPTRAVI®	171	9	**	**	**
Other	40	5	**	**	**
Cardiovascular / Metabolism / Other	1,518	1,605	(5.4)	(6.6)	1.2
XARELTO®	679	642	5.8	5.8	—
INVOKANA®/ INVOKAMET®	215	295	(27.1)	(27.7)	0.6
PROCRIT®/ EPREX®	236	255	(7.5)	(9.0)	1.5
Other	388	413	(6.1)	(9.2)	3.1
Total Pharmaceutical Sales	$10,354	$8,635	19.9%	17.6%	2.3%
*Prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful
***Products acquired from Actelion acquisition on June 16, 2017

Immunology products achieved operational growth of 11.5% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease, U.S. immunology market growth, the launch of TREMFYA® (guselkumab) and strength across major regions for expanded indications of SIMPONI®/SIMPONI ARIA® (golimumab). Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 4.6% as compared to the same period a year ago. Sales growth of EDURANT®/rilpivirine, PREZCOBIX®/REZOLSTA® and the launch of SYMTUZA® was partially offset by lower sales of PREZISTA®.

Neuroscience products achieved operational sales growth of 2.1% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®/TREVICTA®(paliperidone palmitate) were offset by cannibalization of RISPERDAL CONSTA® (risperidone) and generic competition for CONCERTA®/methylphenidate.

Oncology products achieved strong operational sales growth of 38.7% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) due to increased patient uptake and sales of ZYTIGA® (abiraterone acetate) driven by LATITUDE data and market growth. Additionally, sales from the launch of ERLEADA™ (apalutamide) contributed to the growth. A number of companies marketing generic pharmaceuticals have filed Abbreviated New Drug Applications (ANDAs) with the FDA, or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of ZYTIGA® prior to expiration of its applicable patents.  These ANDAs include allegations of non-infringement, invalidity and unenforceability of the applicable patents. In February 2018, the court heard oral arguments on a motion for summary judgment of non-infringement filed by certain defendants and in May 2018, administratively terminated the motion without prejudice to reassertion following trial. A trial on the matter is ongoing. If the decision is unfavorable, the stay could be lifted and a generic version of ZYTIGA® could promptly enter the market and result in a significant decline in sales of ZYTIGA®.  See Note 11 to the Consolidated Financial Statements for a description of the legal matters regarding the ZYTIGA® patents.

Pulmonary Hypertension is a new therapeutic area which was established with the acquisition of Actelion on June 16, 2017. See Note 10 to the Consolidated Financial Statements for additional details regarding the acquisition.

Cardiovascular / Metabolism / Other products experienced an operational decline of 6.6% as compared to the same period a year ago. Lower sales of INVOKANA®/INVOKAMET® (canagliflozin) in the U.S. primarily due to an increase in price discounts and market share decline driven by competitive pressure was partially offset by sales growth of XARELTO® (rivaroxaban) due to increased market share.

Medical Devices
The Medical Devices segment sales in the first fiscal six months of 2018 were $13.7 billion, an increase of 5.5% as compared to the same period a year ago, with operational growth of 2.5% and a positive currency impact of 3.0%. U.S. Medical Devices sales increased 1.7%. International Medical Devices sales increased by 9.2%, including an operational increase of 3.3% and a positive currency impact of 5.9%. In the first fiscal six months of 2018, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a positive 0.5%.

Major Medical Devices Franchise Sales* — Fiscal Six Months Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Surgery	$4,938	$4,655	6.1%	2.9%	3.2%
Advanced	1,971	1,810	8.9	5.4	3.5
General	2,296	2,188	4.9	1.5	3.4
Specialty	671	657	2.1	0.3	1.8
Orthopaedics	4,512	4,568	(1.2)	(3.8)	2.6
Hips	723	702	3.0	0.3	2.7
Knees	769	783	(1.8)	(4.2)	2.4
Trauma	1,371	1,285	6.7	4.0	2.7
Spine & Other	1,649	1,798	(8.3)	(10.8)	2.5
Vision	2,288	1,853	23.5	20.3	3.2
Contact Lenses/Other	1,651	1,436	15.0	12.0	3.0
Surgical	637	417	52.8	49.1	3.7
Interventional Solutions (1)	1,307	1,122	16.5	12.7	3.8
Diabetes Care	694	820	(15.4)	(18.5)	3.1
Diagnostics (2)	—	1	**	**	**
Total Medical Devices Sales	$13,739	$13,019	5.5%	2.5%	3.0%
*Prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful
(1)Previously referred to as Cardiovascular
(2)On June 30, 2014, the Company divested the Ortho-Clinical Diagnostics business (the Diagnostics Franchise)

The Medical Devices segment sales in the fiscal second quarter of 2018 were $7.0 billion, an increase of 3.7% as compared to the same period a year ago, with operational growth of 1.9% and a positive currency impact of 1.8%. U.S. Medical Devices sales increased 1.1%. International Medical Devices sales increased by 6.0%, including an operational increase of 2.5% and a positive currency impact of 3.5%. In the fiscal second quarter of 2018, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 1.0%.

Major Medical Devices Franchise Sales* — Fiscal Second Quarters Ended

(Dollars in Millions)	July 1, 2018	July 2, 2017	Total Change	Operations Change	Currency Change
Surgery	$2,515	$2,384	5.5%	3.5%	2.0%
Advanced	1,005	933	7.7	5.4	2.3
General	1,169	1,114	4.9	2.9	2.0
Specialty	341	337	1.2	0.4	0.8
Orthopaedics	2,262	2,293	(1.4)	(3.0)	1.6
Hips	360	350	2.9	1.2	1.7
Knees	382	385	(0.8)	(2.2)	1.4
Trauma	675	643	5.0	3.3	1.7
Spine & Other	845	915	(7.7)	(9.4)	1.7
Vision	1,173	1,055	11.2	9.6	1.6
Contact Lenses/Other	844	753	12.1	10.4	1.7
Surgical	329	302	8.9	7.5	1.4
Interventional Solutions (1)	667	573	16.4	13.7	2.7
Diabetes Care	355	421	(15.7)	(17.5)	1.8
Total Medical Devices Sales	$6,972	$6,726	3.7%	1.9%	1.8%
*Prior year amounts have been reclassified to conform to current year presentation
(1)Previously referred to as Cardiovascular

The Surgery franchise achieved operational sales growth of 3.5% as compared to the prior year fiscal second quarter. Operational growth in Advanced Surgery was primarily driven by biosurgery products and international endocutters. Operational growth in General Surgery was primarily driven by wound closure products.

The Orthopaedics franchise experienced an operational sales decline of 3.0% as compared to the prior year fiscal second quarter. The decline was primarily due to the Codman Neurosurgery divestiture and share loss in Spine and competitive pressure in U.S. knees. This was partially offset by growth in hips and sales growth of trauma due to the continued uptake of new products, primarily the TFN-ADVANCED™ nailing system.

The Vision franchise achieved operational sales growth of 9.6% as compared to the prior year fiscal second quarter. Operational growth was primarily driven by above market consumption in the contact lenses category primarily reflected in astigmatism and daily disposable lenses in the OASYS® family and strong growth in Japan. Surgical growth was driven by cataract performance and growth from recent acquisitions.

The Interventional Solutions franchise (includes the Cerenovus business previously included in Spine and Other in Orthopaedics) achieved strong operational sales growth of 13.7% as compared to the prior year fiscal second quarter. Strong operational growth in the electrophysiology business was driven by Atrial Fibrillation procedure growth and continued uptake of the THERMOCOOL SMARTTOUCH® Contact Force Sensing Catheter.

The Diabetes Care franchise experienced an operational sales decline of 17.5% as compared to the prior year fiscal second quarter. Lower sales were primarily due to the Company's decision to exit the Animas insulin pump business, price declines in the U.S. and competitive pressure. During the second quarter of 2018, the Company announced acceptance of the binding offer from Platinum Equity to acquire its LifeScan business.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the first fiscal six months of 2018 was $10.5 billion representing 25.6% of sales as compared to $10.3 billion in the first fiscal six months of 2017, representing 28.2% of sales.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2018 was $5.0 billion representing 23.9% of sales as compared to $4.7 billion in the fiscal second quarter of 2017, representing 25.2% of sales.

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2018 increased to 33.2% from 30.8% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal second quarter of 2018 increased to 33.3% from 31.0% of sales as compared to the same period a year ago. The unfavorable increase in both periods was primarily driven by higher amortization expense primarily related to the Actelion acquisition. This was partially offset by favorable segment mix. The intangible asset amortization expense for the fiscal six months of 2018 and 2017 was $2.2 billion and $0.8 billion, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2018 decreased to 27.0% from 27.5% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2018 decreased to 27.5% from 28.1% of sales as compared to the same period a year ago primarily due to lower costs relative to sales growth in the Pharmaceutical business partially offset by new product launches in the Medical Devices and Consumer segments.

Research and Development Expense

Worldwide costs of research and development activities for the first fiscal six months of 2018 increased to 12.3% from 11.9% of sales as compared to the same period a year ago. Worldwide costs of research and development activities for the fiscal second quarter of 2018 increased to 12.7% from 12.2% of sales as compared to the same period a year ago. The increase in both periods was primarily due to continued investment spending to advance the product development pipeline.

The Company has an in-process research and development asset, AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV), with a carrying value of $1.7 billion. Late in the fiscal second quarter of 2018, information became available which led the Company to suspend on-going Phase 2B trials until an analysis of this information is completed. The Company will reassess the carrying value of the in-process research and development asset upon completion of the analysis. If the development timeline is significantly delayed or development is abandoned the Company may incur an impairment charge.
Interest (Income) Expense

Interest income in the first fiscal six months and fiscal second quarter of 2018 was higher than the same periods a year ago due to higher average interest rates partially offset by average lower cash, cash equivalents and marketable securities balances during the period. The ending balance of cash, cash equivalents and current marketable securities was $18.1 billion at the end of the fiscal second quarter of 2018. The average balance of cash, cash equivalents and marketable securities for the fiscal six months of 2018 was $18.2 billion as compared to $27.4 billion for the same period a year ago. The decrease in the average balance of cash, cash equivalents and marketable securities was due to the use of cash for general corporate purposes including acquisitions, primarily the Actelion acquisition for $29.6 billion, net of cash acquired in the fiscal second quarter of 2017.

Interest expense in the first fiscal six months and fiscal second quarter of 2018 was higher as compared to the same periods a year ago due to a higher average interest rates partially offset by a lower average debt balance. The Company’s debt position was $32.1 billion as of July 1, 2018 as compared to $34.6 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net for the first fiscal six months of 2018 was slightly unfavorable by $0.1 billion as compared to the same period a year ago. The fiscal six months of 2018 as compared to the same period a year ago included higher gains of $0.4 billion on divestitures, primarily NIZORAL® and lower costs of $0.1 billion related to the Actelion acquisition partially offset by higher litigation expense of $0.2 billion as compared to the same period a year ago. The fiscal six months of 2017 included higher gains of $0.5 billion from the monetization of future royalty receivables and the sale of certain investments in equity securities as compared to the fiscal six months of 2018. Additionally, the fiscal six months of 2017 included an asset impairment charge of $0.2 billion primarily related to the insulin pump business.

Other (income) expense, net for the fiscal second quarter of 2018 was favorable by $0.2 billion as compared to the same period a year ago. The fiscal second quarter of 2018 included higher gains of $0.4 billion on divestitures, primarily NIZORAL® and lower costs of $0.1 billion related to the Actelion acquisition as compared to the same period a year ago. Additionally, the fiscal second quarter of 2017 included an asset impairment charge of $0.2 billion primarily related to the insulin pump business. This was partially offset by a gain of $0.2 billion related to monetization of future royalty receivables, a higher gain of $0.1 billion related to the sale of certain investments in equity securities, and lower litigation expense of $0.2 billion in the fiscal second quarter of 2017.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the first fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Consumer	$1,377	$1,254	$6,902	$6,706	20.0%	18.7%
Pharmaceutical	7,317	7,077	20,198	16,880	36.2	41.9
Medical Devices	2,375	2,555	13,739	13,019	17.3	19.6
Segment total	11,069	10,886	40,839	36,605	27.1	29.7
Less: Expenses not allocated to segments (1)	615	563
Worldwide total	$10,454	$10,323	$40,839	$36,605	25.6%	28.2%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Income before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Consumer	$829	$658	$3,504	$3,478	23.7%	18.9%
Pharmaceutical	3,651	3,414	10,354	8,635	35.3	39.5
Medical Devices	796	992	6,972	6,726	11.4	14.7
Segment earnings before provision for taxes	5,276	5,064	20,830	18,839	25.3	26.9
Less: Expenses not allocated to segments (1)	303	316
Worldwide income before tax	$4,973	$4,748	$20,830	$18,839	23.9%	25.2%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the first fiscal six months of 2018 was 20.0% versus 18.7% for the same period a year ago. The Consumer segment income before tax as a percent of sales in the fiscal second quarter of 2018 was 23.7% versus 18.9% for the same period a year ago. The increase in the income before tax as a percent of sales in both the fiscal six months and fiscal second quarter of 2018 as compared to 2017 was attributable to higher gains on divestitures including the NIZORAL® gain of $0.3 billion. This was partially offset by higher selling, marketing and administrative expenses as compared to the prior year due to higher brand marketing expenses supporting the launch of new products.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the first fiscal six months of 2018 was 36.2% versus 41.9% for the same period a year ago. The Pharmaceutical segment income before tax as a percent of sales in the fiscal second quarter of 2018 was 35.3% versus 39.5% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter and fiscal six months of 2018 was primarily due to higher amortization expense related to the Actelion acquisition. This was partially offset by lower acquisition related costs, favorable product mix and slower increases in expenses relative to the increase in sales and a gain of $0.1 billion on the divestiture of PANCREASE®. Additionally, the fiscal second quarter and fiscal six months of 2017 included a gain related to the monetization of future royalty receivables and higher gains on the sale of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal six months of 2018 was 17.3% versus 19.6% for the same period a year ago. The Medical Devices segment income before tax as a percent of sales in the fiscal second quarter of 2018 was 11.4% versus 14.7% for the same period a year ago. The decrease in the income before tax as a percent of sales for both periods of 2018 as compared to 2017 was primarily due to litigation expense of $0.7 billion in 2018 as compared to $0.4 billion in 2017, and increased spending for acquisitions and new product launches. This was partially offset by an asset impairment charge of $0.2 billion primarily related to the insulin pump business in the fiscal second quarter of 2017.

Restructuring

In the first quarter of 2016, the Company announced restructuring actions in its Medical Devices segment. The restructuring actions are expected to result in annualized pre-tax cost savings of $800 million to $1.0 billion, the majority of which is expected to be realized by the end of 2018. Approximately $500 million in savings were realized in 2017. The savings will provide the Company with added flexibility and resources to fund investment in new growth opportunities and innovative solutions for customers and patients. The Company estimates that, in connection with its plans, it will record pre-tax restructuring related charges of approximately $2.4 billion. In the fiscal second quarter of 2018, the Company recorded a pre-tax charge of $117 million, of which $19 million is included in cost of products sold and $54 million is included in other (income) expense. Restructuring charges of $2.3 billion have been recorded since the restructuring was announced.

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network.  Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal second quarter of 2018, the Company recorded a pre-tax charge of $59 million, of which $25 million is included in cost of products sold and $21 million is included in other (income) expense.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rates for the first fiscal six months of 2018 and 2017 were 20.4% and 20.1%, respectively. The Company estimates that the net impact of the U.S. Tax Cuts and Jobs Act (TCJA) including the reduction of the U.S. statutory corporate tax rate, offset by the elimination of the corporate income tax deductions, measurement period adjustments and the global intangible low-taxed income (GILTI) tax, decreased the Company’s worldwide effective rate by approximately 1.0% to 2.0% compared to the same period of the prior year.

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

On August 1, 2018, the U.S. Treasury Department issued Proposed Regulations (REG-104226-18) related to the TCJA transition tax. The Company is currently assessing the impact of the Proposed Regulations and at this time does not expect such to have a material impact on the Company’s future results.

See Note 5 to the Consolidated Financial Statements for additional details regarding the impact of the TCJA and adjustments to provisional amounts recorded in fiscal 2017.

The Company completed its acquisition of AMO in the first fiscal quarter of 2017, and incurred incremental tax costs that were discretely recorded in the first quarter of 2017, which had increased the effective tax rate by 2.1% for the first six months of 2017 compared to the same period in 2018. Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2017. These increases to the effective tax rate were partially offset by additional tax benefits received from stock-based compensation that either vested or were exercised during the fiscal six months of 2018 and 2017, which reduced the effective tax rate by 1.3% and 2.7%, respectively.

As of July 1, 2018, the Company had approximately $3.2 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions. The IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company currently expects completion of this audit during 2019. Final conclusion of the tax audit may result in an outcome that is different than the Company’s estimates and may result in a material impact on the Company’s current and future operating results or cash flows in the period that the audit is concluded.

See Note 8 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for more detailed information regarding unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $17.6 billion at the end of the fiscal second quarter of 2018 as compared with $17.8 billion at the end of fiscal year 2017. The primary sources and uses of cash that contributed to the $0.2 billion decrease were approximately $9.7 billion of cash generated from operating activities offset by $1.1 billion net cash used by investing activities, $8.6 billion net cash used by financing activities and $0.2 billion due to the effect on exchange rate changes on cash and cash equivalents. In addition, the Company had $0.6 billion in marketable securities at the end of the fiscal second quarter of 2018 and $0.5 billion at the end of 2017.

Cash flow from operations of $9.7 billion was the result of $8.3 billion of net earnings and $4.1 billion of non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs. This was reduced by $2.0 billion related to an increase in accounts receivable, inventories and other current and non-current assets, a decrease in liabilities and $0.7 billion of other adjustments.

Investing activities use of $1.1 billion of cash was primarily used for additions to property, plant and equipment of $1.5 billion, $0.2 billion from the net purchases of investments in marketable securities and acquisitions of $0.2 billion. Investing activities also included a source of $0.9 billion of proceeds from the disposal of assets/businesses, net.

Financing activities use of $8.6 billion of cash was primarily used for dividends to shareholders of $4.7 billion, the net retirement of short term debt of $2.4 billion and the repurchase of common stock of $1.6 billion. Financing activities also included a source of $0.2 billion from proceeds from stock options exercised/employee withholding tax on stock awards, net.

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

In the fiscal second quarter of 2018, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a shelf registration on February 27, 2017 which will enable it to issue debt securities on a timely basis.

Dividends

On April 26, 2018, the Board of Directors declared a regular cash dividend of $0.90 per share, payable on June 12, 2018 to shareholders of record as of May 29, 2018.

On July 16, 2018, the Board of Directors declared a regular cash dividend of $0.90 per share, payable on September 11, 2018 to shareholders of record as of August 28, 2018. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors

The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. Additionally, the Company continues to monitor and review the economic conditions, including inflation rates, of Argentina. As a result of this review process, the Company will be applying highly inflationary accounting to its Argentina subsidiaries in the fiscal third quarter of 2018. As of and through July 1, 2018, the business of the Company’s Argentina subsidiaries represented less than 0.5% of the Company's consolidated assets, liabilities, revenues and profits; therefore, the effect of a change in the exchange rate under high-inflationary accounting is not expected to have a material effect on the Company's results in any interim or annual period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”, and in March 2017 the U.K. formally started the process to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of July 1, 2018, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal six months revenues, respectively.

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

Item 4 — CONTROLS AND PROCEDURES

Disclosure controls and procedures. At the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Alex Gorsky, Chairman and Chief Executive Officer, and Joseph J. Wolk, Executive Vice President, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Gorsky and Wolk concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2018. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018 through April 29, 2018	406,043	126.61	—	—
April 30, 2018 through May 27, 2018	151,114	124.40	—	—
May 28, 2018 through July 1, 2018	650,000	120.38	—	—
Total	1,207,157		—

(1) During the fiscal second quarter of 2018, the Company repurchased an aggregate of 1,207,157 shares of Johnson & Johnson Common Stock in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 6 — EXHIBITS

Exhibit 10.1 Transition and Separation Agreement for Sandra E. Peterson

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

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: August 1, 2018	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2018	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)