Form 10-Q
period 2019-03-31
JOHNSON & JOHNSON
filed 2019-05-01
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215
(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	22-1024240 (I.R.S. Employer Identification No.)

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
On April 25, 2019, 2,655,055,987 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

Page
No.
Part I — Financial Information	1

Item 1. Financial Statements (unaudited)	1

Consolidated Balance Sheets — March 31, 2019 and December 30, 2018	1

Consolidated Statements of Earnings for the Fiscal First Quarters Ended March 31, 2019 and April 1, 2018	2

Consolidated Statements of Comprehensive Income for the Fiscal First Quarters Ended March 31, 2019 and April 1, 2018	3

Consolidated Statements of Equity for the Fiscal First Quarters Ended March 31, 2019 and April 1, 2018	4

Consolidated Statements of Cash Flows for the Fiscal First Quarters Ended March 31, 2019 and April 1, 2018	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

Part II — Other Information	50

Item 1 - Legal Proceedings	50

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6 - Exhibits	51

Signatures	52
EX-10(a) JOHNSON & JOHNSON EXECUTIVE INCENTIVE PLAN (AS AMENDED)
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

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,734	18,107
Marketable securities	602	1,580
Accounts receivable, trade, less allowances for doubtful accounts $244 (2018, $248)	14,115	14,098
Inventories (Note 2)	9,086	8,599
Prepaid expenses and other	2,599	2,699
Assets held for sale (Note 10)	851	950
Total current assets	41,987	46,033
Property, plant and equipment at cost	42,262	41,851
Less: accumulated depreciation	(25,262)	(24,816)
Property, plant and equipment, net	17,000	17,035
Intangible assets, net (Note 3)	46,898	47,611
Goodwill (Note 3)	31,450	30,453
Deferred taxes on income	7,533	7,640
Other assets	5,159	4,182
Total assets	$150,027	152,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$1,708	2,796
Accounts payable	6,923	7,537
Accrued liabilities	7,946	7,601
Accrued rebates, returns and promotions	9,523	9,380
Accrued compensation and employee related obligations	1,986	3,098
Accrued taxes on income	1,025	818
Total current liabilities	29,111	31,230
Long-term debt (Note 4)	27,660	27,684
Deferred taxes on income	7,394	7,506
Employee related obligations	9,905	9,951
Long-term taxes payable	8,074	8,242
Other liabilities	8,928	8,589
Total liabilities	91,072	93,202
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,517)	(15,222)
Retained earnings	106,650	106,216
Less: common stock held in treasury, at cost (464,207,000 and 457,519,000 shares)	35,298	34,362
Total shareholders’ equity	58,955	59,752
Total liabilities and shareholders' equity	$150,027	152,954
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarters Ended
	March 31, 2019	Percent to Sales	April 1, 2018	Percent to Sales
Sales to customers (Note 9)	$20,021	100.0%	$20,009	100.0%
Cost of products sold	6,615	33.0	6,614	33.1
Gross profit	13,406	67.0	13,395	66.9
Selling, marketing and administrative expenses	5,219	26.1	5,263	26.3
Research and development expense	2,858	14.3	2,404	12.0
In-process research and development	890	4.4	—	—
Interest income	(99)	(0.5)	(114)	(0.6)
Interest expense, net of portion capitalized	102	0.5	259	1.3
Other (income) expense, net	(22)	(0.1)	60	0.3
Restructuring (Note 12)	36	0.2	42	0.2
Earnings before provision for taxes on income	4,422	22.1	5,481	27.4
Provision for taxes on income (Note 5)	673	3.4	1,114	5.6
NET EARNINGS	$3,749	18.7%	$4,367	21.8%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.41		$1.63
Diluted	$1.39		$1.60

AVG. SHARES OUTSTANDING
Basic	2,660.8		2,682.2
Diluted	2,698.8		2,731.9

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarters Ended
	March 31, 2019	April 1, 2018
Net earnings	$3,749	4,367

Other comprehensive income (loss), net of tax
Foreign currency translation	(258)	623

Securities:
Unrealized holding gain (loss) arising during period	—	—
Reclassifications to earnings	—	—
Net change	—	—

Employee benefit plans:
Prior service cost amortization during period	(7)	(6)
Gain (loss) amortization during period	176	192
Net change	169	186

Derivatives & hedges:
Unrealized gain (loss) arising during period	(302)	(164)
Reclassifications to earnings	96	178
Net change	(206)	14

Other comprehensive income (loss)	(295)	823

Comprehensive income	$3,454	5,190

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarters were as follows for 2019 and 2018, respectively: Foreign Currency Translation: $61 million and $163 million; Employee Benefit Plans: $1 million and $52 million; Derivatives & Hedges: $55 million and $4 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	3,749	3,749	—	—	—
Cash dividends paid ($0.90 per share)	(2,396)	(2,396)	—	—	—
Employee compensation and stock option plans	351	(919)	—	—	1,270
Repurchase of common stock	(2,206)	—	—	—	(2,206)
Other	—	—	—	—	—
Other comprehensive income (loss), net of tax	(295)	—	(295)	—	—
Balance, March 31, 2019	$58,955	106,650	(15,517)	3,120	(35,298)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2017	$60,160	101,793	(13,199)	3,120	(31,554)
Cumulative Adjustment to retained earnings	1,264	1,496	(232)	—	—
Net earnings	4,367	4,367	—	—	—
Cash dividends paid ($0.84 per share)	(2,253)	(2,253)	—	—	—
Employee compensation and stock option plans	351	(1,051)	—	—	1,402
Repurchase of common stock	(1,444)	—	—	—	(1,444)
Other	(13)	(13)	—	—	—
Other comprehensive income (loss), net of tax	823	—	823	—	—
Balance, April 1, 2018	$63,255	104,339	(12,608)	3,120	(31,596)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal First Quarters Ended
	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,749	4,367
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,761	1,746
Stock based compensation	258	268
Asset write-downs	913	—
Net gain on sale of assets	(72)	—
Deferred tax provision	(362)	44
Accounts receivable allowances	(3)	(20)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Decrease/(Increase) in accounts receivable	157	(479)
Increase in inventories	(369)	(322)
Decrease in accounts payable and accrued liabilities	(1,833)	(1,686)
Increase in other current and non-current assets	(488)	(907)
(Decrease)/Increase in other current and non-current liabilities	(168)	595

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,543	3,606

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(656)	(658)
Proceeds from the disposal of assets/businesses, net	253	20
Acquisitions, net of cash acquired	(1,683)	(82)
Purchases of investments	(730)	(548)
Sales of investments	1,495	341
Other	(96)	2

NET CASH USED BY INVESTING ACTIVITIES	(1,417)	(925)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,396)	(2,253)
Repurchase of common stock	(2,206)	(1,444)
Proceeds from short-term debt	13	26
Retirement of short-term debt	(16)	(2,484)
Proceeds from long-term debt, net of issuance costs	—	2
Retirement of long-term debt	(1,002)	(8)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	94	66
Other	(3)	125

NET CASH USED BY FINANCING ACTIVITIES	(5,516)	(5,970)

Effect of exchange rate changes on cash and cash equivalents	17	104
Decrease in cash and cash equivalents	(3,373)	(3,185)
Cash and Cash equivalents, beginning of period	18,107	17,824
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,734	14,639

Acquisitions
Fair value of assets acquired	$2,154	119
Fair value of liabilities assumed and noncontrolling interests	(471)	(37)
Net cash paid for acquisitions	$1,683	82

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.

New Accounting Standards
Recently Adopted Accounting Standards
ASU 2016-02: Leases
The Company adopted this standard as of the beginning of fiscal year 2019, on a prospective basis. This update requires the recognition of lease assets and lease liabilities on the balance sheet for all lease obligations and disclosing key information about leasing arrangements. This update requires the recognition of lease assets and lease liabilities by lessees for arrangements that are classified as operating leases. The Company’s operating leases resulted in the recognition of additional assets and the corresponding liabilities on its Consolidated Balance Sheet, however it did not have a material impact on the consolidated financial statements.

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.
Right of Use (ROU) Assets and Lease Liabilities for operating leases are included in Other assets, Accrued liabilities, and Other liabilities on the consolidated balance sheet. The ROU Assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Commitments under finance leases are not significant, and are included in Property, plant and equipment, Loans and notes payable, and Long-term debt on the consolidated balance sheet.
ROU Assets and Lease Liabilities are recognized at the lease commencement date based on the present value of all minimum lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, when the implicit rate is not readily determinable. Lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has elected the following policy elections on adoption: use of portfolio approach on leases of assets under master service agreements, exclusion of short term leases on the balance sheet, and not separating lease and non-lease components.
The Company primarily has operating leases for space, vehicles, manufacturing equipment, and data processing equipment. Leases have remaining lease terms ranging from 1 year to 37 years, some of which could include options to extend the leases when they are reasonably certain.
As noted in the Company’s 2018 10-K, the approximate minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year at December 30, 2018 were:
(Dollars in Millions)

2019	2020	2021	2022	2023	After 2023	Total
$223	188	154	116	76	139	896

Commitments under finance leases are not significant.
Maturity of Lease Liabilities related to Operating Lease
The minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2019 are:

(Dollars in Millions)	Operating Leases
2019 (excluding the fiscal first quarter ended March 31, 2019)	$198
2020	222
2021	177
2022	126
2023	81
After 2023	194
Total lease payments	998
Less: Interest	93
Present Value of lease liabilities	$905

The Weighted Average Remaining Lease Term and discount rate:
Operating leases                        5.8 years
Weighted Average Discount Rate                3%
For the fiscal quarter ended March 31, 2019, the operating lease costs were $74 million. Cash paid for amounts included in the measurement of lease liabilities were $71 million. Other supplemental information related to these leases are as follows:
Supplemental balance sheet information (for the fiscal first quarter ended March 31, 2019):

(Dollars in Millions)
Non-current operating lease right-of-use assets	$879
Current operating lease liabilities	249
Non-current Operating lease liabilities	656
Total operating lease liabilities	$905

ASU 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update allows a Company to elect to reclassify stranded tax effects resulting from the Tax Cuts and Job Act enacted in December 2017 from accumulated other comprehensive income to retained earnings. The Company has elected not to reclassify the income tax effects of this standard and therefore this standard will not impact the Company's consolidated financial statements.

ASU 2018-16: Derivatives and Hedging (Topic ASC 815)
This update adds the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as an eligible benchmark interest rate permitted in the application of hedge accounting. The guidance was effective for the Company as of the fiscal fourth quarter of 2018, due to the previous adoption of ASU 2017-12. The impact of the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. The standard may have an impact in the future as the market for SOFR derivatives develops over time and if SOFR is used to hedge the Company’s financial instruments.

Recently Issued Accounting Standards
Not Adopted as of March 31, 2019
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

NOTE 2 — INVENTORIES

(Dollars in Millions)	March 31, 2019	December 30, 2018
Raw materials and supplies	$1,177	1,114
Goods in process	2,081	2,109
Finished goods	5,828	5,376
Total inventories(1)	$9,086	8,599
(1) Net of assets held for sale on the Consolidated Balance Sheet for approximately $0.2 billion related to the divestiture of the Advanced Sterilization Products business and $0.2 billion related to the strategic collaboration with Jabil Inc., both of which were pending as of March 31, 2019. Net of assets held for sale of approximately $0.2 billion related to the divestiture of the Advanced Sterilization Products business and $0.3 billion related to the strategic collaboration with Jabil Inc., both of which were pending as of December 30, 2018.

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2018. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	March 31, 2019	December 30, 2018
Intangible assets with definite lives:
Patents and trademarks — gross	$35,963	35,194
Less accumulated amortization	10,548	9,784
Patents and trademarks — net	25,415	25,410
Customer relationships and other intangibles — gross	21,766	21,334
Less accumulated amortization	8,586	8,323
Customer relationships and other intangibles — net	13,180	13,011
Intangible assets with indefinite lives:
Trademarks	6,912	6,937
Purchased in-process research and development (1)	1,391	2,253
Total intangible assets with indefinite lives	8,303	9,190
Total intangible assets — net	$46,898	47,611

(1)In the fiscal first quarter of 2019, the Company recorded an IPR&D impairment charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. A partial impairment charge of $0.8 billion was previously recorded in the fiscal third quarter of 2018 related to the development program of AL-8176.

Goodwill as of March 31, 2019 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices	Total
Goodwill, net at December 30, 2018	$8,670	9,063	12,720	30,453
Goodwill, related to acquisitions	1,176	—	23	1,199
Goodwill, related to divestitures	—	—	—	—
Currency translation/Other	(116)	(75)	(11)	(202)
Goodwill, net at March 31, 2019	$9,730	8,988	12,732	31,450
Goodwill is net of approximately $0.3 billion related to the divestiture of the Advanced Sterilization Products business, which was pending and classified as assets held for sale on the Consolidated Balance Sheet as of March 31, 2019.

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion and $1.1 billion for the fiscal first quarters ended ended March 31, 2019 and April 1, 2018, respectively. The estimated amortization expense for the five succeeding years approximates $4.4 billion, before tax, per year. Intangible asset write-downs, other than in-process research and development are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of March 31, 2019, the total amount of collateral paid under the credit support agreements (CSA) amounted to $60 million, net. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of March 31, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $44.0 billion, $11.3 billion and $0.5 billion, respectively. As of December 30, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.1 billion, $7.3 billion and $0.5 billion, respectively.

All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.

The designation as a cash flow hedge is made at the entrance date of the derivative contract. At inception, all derivatives are expected to be highly effective. Foreign exchange contracts designated as cash flow hedges are accounted for under the forward method and all gains/losses associated with these contracts will be recognized in the income statement when the hedged item impacts earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income until the underlying transaction affects earnings and are then reclassified to earnings in the same account as the hedged transaction. Gains and losses associated with interest rate swaps and changes in fair value of hedged debt attributable to changes in interest rates are recorded to interest expense in the period in which they occur. Gains and losses on net investment hedges are accounted for through the currency translation account within accumulated other comprehensive income. The portion excluded from effectiveness testing is recorded through interest (income) expense using the spot method. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

The Company designated its Euro denominated notes issued in May 2016 with due dates ranging from 2022 to 2035 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.

As of March 31, 2019, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $401 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended in 2019 and 2018:

	March 31, 2019					April 1, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	1	—	—	—	—	5	—
Derivatives designated as hedging instruments	—	—	—	(1)	—	—	—	—	(5)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	38	—	—	—	—	—	—
Amount of gain or (loss) recognized in AOCI	—	—	—	38	—	—	—	—	—	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(21)	(35)	(139)	—	6	29	2	(238)	—	(11)

Amount of gain or (loss) recognized in AOCI	(6)	(296)	(110)	—	13	31	3	(237)	—	(18)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	55	—	—	—	—	40	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	59	—	—	—	—	57	—

As of March 31, 2019 and December 30, 2018, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	March 31, 2019	December 30, 2018	March 31, 2019	December 30, 2018
Current Portion of Long-term Debt	$499	494	1	5
Long-term Debt	—	—	—	—

The following table is the effect of derivatives not designated as hedging instrument for the fiscal first quarters in 2019 and 2018:
		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarters Ended
Derivatives Not Designated as Hedging Instruments		March 31, 2019	April 1, 2018
Foreign Exchange Contracts	Other (income) expense	(38)	(19)

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2019 and 2018:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	March 31, 2019	April 1, 2018		March 31, 2019	April 1, 2018
Debt	$71	(150)	Other (income) expense	—	—
Cross Currency interest rate swaps	$370	—	Other (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	December 30, 2018			March 31, 2019
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$511	143	176	830	830

Equity Investments without readily determinable value	$681	4	13	698	698
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $11 million of the decreases in fair value reflected in net income were the result of impairments. There were $15 million of increases in fair value reflected in net income due to changes in observable prices.

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. In accordance with ASC 820, a three-level hierarchy was established to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 inputs having the highest priority and Level 3 inputs having the lowest.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of March 31, 2019 and December 30, 2018 were as follows:

	March 31, 2019				December 30, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	280	—	280	501
Interest rate contracts (2)(4)	—	383	—	383	161
Total	—	663	—	663	662
Liabilities:
Forward foreign exchange contracts	—	571	—	571	548
Interest rate contracts (3)(4)	—	295	—	295	292
Total	—	866	—	866	840
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	33	—	33	32
Liabilities:
Forward foreign exchange contracts	—	26	—	26	32
Other Investments:
Equity investments (5)	830	—	—	830	511
Debt securities(6)	$—	4,673	—	4,673	9,734

Gross to Net Derivative Reconciliation	March 31, 2019	December 30, 2018
(Dollars in Millions)
Total Gross Assets	$696	694
Credit Support Agreement (CSA)	(592)	(423)
Total Net Asset	104	271

Total Gross Liabilities	892	872
Credit Support Agreement (CSA)	(652)	(605)
Total Net Liabilities	$240	267

(1)	December 30, 2018 assets and liabilities are all classified as Level 2 with the exception of equity investments of $511 million, which are classified as Level 1.

(2)	Includes $6 million of non-current other assets for December 30, 2018.

(3)	Includes $2 million and $3 million of non-current other liabilities for March 31, 2019 and December 30, 2018, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets. The carrying amount of the equity investments were $830 million and $511 million as of March 31, 2019 and December 30, 2018, respectively.

(6)	Classified within cash equivalents and current marketable securities.

The Company's cash, cash equivalents and current marketable securities as of March 31, 2019 comprised:

	March 31, 2019
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,778	2,778	2,778
Other sovereign securities(1)	190	190	190
U.S. reverse repurchase agreements	2,068	2,068	2,068
Other reverse repurchase agreements	350	350	350
Corporate debt securities(1)	549	549	449	100
Money market funds	4,195	4,195	4,195
Time deposits(1)	533	533	533
Subtotal	10,663	10,663	10,563	100

Government securities	4,412	4,412	4,143	269
Other sovereign securities	—	—	—	—
Corporate debt securities	261	261	28	233
Subtotal available for sale debt(2)	$4,673	4,673	4,171	502
Total cash, cash equivalents and current marketable securities			14,734	602
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal first quarter ended March 31, 2019 and the fiscal year ended December 30, 2018 the carrying amount was the same as the estimated fair value.

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

The contractual maturities of the available for sale securities at March 31, 2019 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$4,613	4,613
Due after one year through five years	60	60
Due after five years through ten years	—	—
Total debt securities	$4,673	4,673

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of March 31, 2019:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$1,708	1,708

Non-Current Debt
3% Zero Coupon Convertible Subordinated Debentures due in 2020	51	98
1.950% Notes due 2020	499	496
2.95% Debentures due 2020	548	553
3.55% Notes due 2021	449	460
2.45% Notes due 2021	349	350
1.65% Notes due 2021	999	985
0.250% Notes due 2022 (1B Euro 1.1222)	1,120	1,135
2.25% Notes due 2022	997	993
6.73% Debentures due 2023	250	298
3.375% Notes due 2023	805	838
2.05% Notes due 2023	498	492
0.650% Notes due 2024 (750MM Euro 1.1222)	838	866
5.50% Notes due 2024 (500 MM GBP 1.3114)	651	795
2.625% Notes due 2025	748	748
2.45% Notes due 2026	1,992	1,947
2.95% Notes due 2027	996	1,001
2.90% Notes due 2028	1,493	1,485
1.150% Notes due 2028 (750MM Euro 1.1222)	834	885
6.95% Notes due 2029	297	397
4.95% Debentures due 2033	498	587
4.375% Notes due 2033	856	961
1.650% Notes due 2035 (1.5B Euro 1.1222)	1,667	1,809
3.55% Notes due 2036	988	996
5.95% Notes due 2037	991	1,294
3.625% Notes due 2037	1,486	1,510
3.40% Notes due 2038	990	978
5.85% Debentures due 2038	696	908
4.50% Debentures due 2040	538	605
4.85% Notes due 2041	297	351
4.50% Notes due 2043	495	563
3.70% Notes due 2046	1,972	2,005
3.75% Notes due 2047	991	1,017
3.50% Notes due 2048	742	731
Other	39	39
Total Non-Current Debt	$27,660	29,176

The weighted average effective interest rate on non-current debt is 3.19%.

The excess of the estimated fair value over the carrying value of debt was $0.3 billion at December 30, 2018.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal first quarters of 2019 and 2018 were 15.2% and 20.3%, respectively. The U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law on December 22, 2017 with a January 1, 2018 effective date for most provisions. This law reduced the U.S. statutory corporate tax rate from 35% to 21%, eliminated or reduced certain corporate income tax deductions and introduced a tax on global intangible low-taxed income (GILTI) and a Base Erosion and Anti Abuse Tax (BEAT). During the first fiscal quarter of 2018, the Company estimated the impact of the tax law change based on the best information and guidance available at that time. Subsequent U.S. Treasury guidance on the application of these provisions allowed the Company to better refine these calculations for fiscal year 2018 and when combined with the election to account for GILTI under the deferred method reduced the first fiscal quarter of 2019 effective income tax rate by approximately 4.0% versus the first fiscal quarter of 2018. Additionally, in the fiscal first quarter of 2019, the Company had less income in higher tax jurisdictions relative to lower tax jurisdictions, driven primarily by the one-time charges in the U.S. related to the impairment of the Alios in-process research and development intangible asset and litigation expense as compared to the same period in 2018.

As of March 31, 2019, the Company had approximately $3.4 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions. With respect to the United States, the IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company currently expects substantial completion of this audit within the next 12 months. The outcome from this tax audit may result in adjustments to the Company’s current estimates that may have a material impact on the Company’s current and future operating results or cash flows in the period that the audit is substantially completed.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2019 and 2018 include the following components:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	276	309	68	67
Interest cost	275	252	46	37
Expected return on plan assets	(583)	(560)	(2)	(2)
Amortization of prior service cost/(credit)	1	1	(8)	(8)
Recognized actuarial losses	144	215	32	30
Curtailments and settlements	(1)	(2)	—	—
Net periodic benefit cost	112	215	136	124

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal first quarter ended March 31, 2019, the Company contributed $21 million and $79 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 30, 2018	$(8,869)	—	(6,158)	(195)	(15,222)
Net change	(258)	—	169	(206)	(295)
March 31, 2019	$(9,127)	—	(5,989)	(401)	(15,517)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended March 31, 2019 and April 1, 2018:

(Shares in Millions)	March 31, 2019	April 1, 2018
Basic net earnings per share	1.41	1.63
Average shares outstanding — basic	2,660.8	2,682.2
Potential shares exercisable under stock option plans	136.7	139.5
Less: shares which could be repurchased under treasury stock method	(99.4)	(90.6)
Convertible debt shares	0.7	0.8
Average shares outstanding — diluted	2,698.8	2,731.9
Diluted net earnings per share	1.39	1.60

The diluted net earnings per share calculation for both the fiscal first quarters ended March 31, 2019 and April 1, 2018 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the both the fiscal first quarters ended March 31, 2019 and April 1, 2018 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarters Ended
(Dollars in Millions)	March 31, 2019	April 1, 2018	Percent Change

CONSUMER
Baby Care
U.S.	$87	97	(10.9)%
International	307	360	(14.8)
Worldwide	394	457	(14.0)
Beauty
U.S.	588	611	(3.8)
International	502	473	6.2
Worldwide	1,090	1,084	0.6
Oral Care
U.S.	151	157	(3.5)
International	216	222	(2.8)
Worldwide	367	379	(3.1)
OTC
U.S.	507	465	9.1
International	580	607	(4.6)
Worldwide	1,087	1,072	1.3
Women's Health
U.S.	3	3	4.2
International	222	240	(7.5)
Worldwide	225	243	(7.3)
Wound Care/Other
U.S.	102	103	(0.9)
International	53	60	(11.6)
Worldwide	155	163	(4.8)
TOTAL CONSUMER
U.S.	1,438	1,436	0.2
International	1,880	1,962	(4.2)
Worldwide	3,318	3,398	(2.4)

PHARMACEUTICAL
Immunology
U.S.	2,163	2,000	8.1
International	1,088	1,042	4.5
Worldwide	3,251	3,042	6.9
REMICADE®
U.S.	774	916	(15.5)
U.S. Exports	76	142	(46.4)
International	252	331	(23.6)
Worldwide	1,102	1,389	(20.6)
SIMPONI / SIMPONI ARIA®
U.S.	263	224	17.0
International	261	294	(11.1)
Worldwide	524	518	1.0
STELARA®
U.S.	882	652	35.2
International	523	409	27.9
Worldwide	1,405	1,061	32.4
TREMFYA®
U.S.	168	66	*
International	49	6	*
Worldwide	217	72	*
OTHER IMMUNOLOGY
U.S.	—	—	—
International	3	2	19.5
Worldwide	3	2	19.5

Infectious Diseases
U.S.	357	333	7.3
International	489	497	(1.7)
Worldwide	846	830	1.9
EDURANT® / rilpivirine
U.S.	12	14	(18.8)
International	199	196	2.2
Worldwide	211	210	0.8
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	315	273	15.5
International	208	205	1.5
Worldwide	523	478	9.5
OTHER INFECTIOUS DISEASES
U.S.	30	46	(33.8)
International	82	96	(16.0)
Worldwide	112	142	(21.7)

Neuroscience
U.S.	723	624	16.0
International	905	935	(3.2)
Worldwide	1,629	1,559	4.5
CONCERTA® / Methylphenidate
U.S.	97	66	47.7
International	116	107	8.5
Worldwide	214	173	23.4
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	483	400	20.7
International	307	296	3.8
Worldwide	790	696	13.5
RISPERDAL CONSTA®
U.S.	77	82	(6.8)
International	102	114	(10.3)
Worldwide	179	196	(8.8)
OTHER NEUROSCIENCE
U.S.	66	76	(12.0)
International	379	418	(9.2)
Worldwide	446	494	(9.6)

Oncology
U.S.	962	933	3.1
International	1,556	1,378	13.0
Worldwide	2,518	2,311	9.0
DARZALEX®
U.S.	352	264	33.0
International	277	168	65.1
Worldwide	629	432	45.5
IMBRUVICA®
U.S.	349	227	53.7
International	435	360	20.8
Worldwide	784	587	33.5
VELCADE®
U.S.	—	—	—
International	263	313	(16.0)
Worldwide	263	313	(16.0)
ZYTIGA® / abiraterone acetate
U.S.	185	407	(54.5)
International	494	438	12.9
Worldwide	679	845	(19.6)
OTHER ONCOLOGY
U.S.	76	35	*
International	87	99	(12.2)
Worldwide	163	134	21.7

Pulmonary Hypertension
U.S.	430	361	19.2
International	226	224	0.7
Worldwide	656	585	12.1
OPSUMIT®
U.S.	172	149	15.9
International	133	122	8.9
Worldwide	306	271	12.7
TRACLEER®
U.S.	61	68	(10.1)
International	56	72	(22.9)
Worldwide	117	140	(16.7)
UPTRAVI®
U.S.	176	124	41.4
International	22	16	42.8
Worldwide	198	140	41.6
OTHER
U.S.	21	20	3.6
International	15	14	4.6
Worldwide	35	34	4.0

Cardiovascular / Metabolism / Other
U.S.	947	1,103	(14.1)
International	398	414	(3.9)
Worldwide	1,345	1,517	(11.3)
XARELTO®
U.S.	542	578	(6.3)
International	—	—	—
Worldwide	542	578	(6.3)
INVOKANA® / INVOKAMET®
U.S.	154	204	(24.8)
International	49	44	11.6
Worldwide	202	248	(18.4)
PROCRIT® / EPREX®
U.S.	148	189	(21.6)
International	78	87	(10.2)
Worldwide	226	276	(18.0)
OTHER
U.S.	104	132	(21.3)
International	271	283	(4.4)
Worldwide	374	415	(9.7)

TOTAL PHARMACEUTICAL
U.S.	5,582	5,354	4.3
International	4,662	4,490	3.9
Worldwide	10,244	9,844	4.1

MEDICAL DEVICES
Diabetes Care
U.S.	—	117	*
International	—	222	*
Worldwide	—	339	*
Interventional Solutions
U.S.	343	304	12.6
International	389	336	15.8
Worldwide	732	640	14.3
Orthopaedics
U.S.	1,318	1,307	0.9
International	885	943	(6.2)
Worldwide	2,204	2,250	(2.1)
HIPS
U.S.	213	209	2.1
International	148	154	(3.8)
Worldwide	361	363	(0.4)
KNEES
U.S.	223	228	(2.2)
International	146	159	(8.2)
Worldwide	369	387	(4.7)
TRAUMA
U.S.	417	407	2.5
International	268	289	(7.0)
Worldwide	685	696	(1.4)
SPINE & OTHER
U.S.	465	463	0.3
International	323	341	(5.5)
Worldwide	788	804	(2.2)
Surgery
U.S.	1,001	993	0.8
International	1,394	1,430	(2.6)
Worldwide	2,395	2,423	(1.2)
ADVANCED
U.S.	404	393	2.9
International	576	573	0.5
Worldwide	980	966	1.5
GENERAL
U.S.	425	423	0.3
International	665	704	(5.6)
Worldwide	1,089	1,127	(3.4)
SPECIALTY
U.S.	172	177	(2.5)
International	153	153	(0.2)
Worldwide	325	330	(1.4)

Vision
U.S.	446	440	1.5
International	682	675	1.1
Worldwide	1,129	1,115	1.2
CONTACT LENSES / OTHER
U.S.	321	309	4.1
International	502	498	1.0
Worldwide	824	807	2.1
SURGICAL
U.S.	125	131	(4.5)
International	180	177	1.3
Worldwide	305	308	(1.1)

TOTAL MEDICAL DEVICES
U.S.	3,109	3,161	(1.6)
International	3,350	3,606	(7.1)
Worldwide	6,459	6,767	(4.6)

WORLDWIDE
U.S.	10,129	9,951	1.8
International	9,892	10,058	(1.7)
Worldwide	$20,021	20,009	0.1%
*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal First Quarters Ended
(Dollars in Millions)	March 31, 2019	April 1, 2018	Percent Change
Consumer (1)	$741	548	35.2%
Pharmaceutical(2)	2,331	3,666	(36.4)
Medical Devices(3)	1,497	1,579	(5.2)
Segment earnings before provision for taxes	4,569	5,793	(21.1)
Less: Expense not allocated to segments (4)	147	312
Worldwide income before tax	$4,422	5,481	(19.3)%
(1) Includes a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd. (Dr. Ci: Labo) Includes amortization expense of $0.1 billion and $0.1 billion in the fiscal first quarters of 2019 and 2018, respectively.

(2) Includes an in-process research and development expense of $0.9 billion related to the Alios asset, litigation expense of $0.3 billion and an unrealized gain on securities of $0.1 billion in the fiscal first quarter of 2019. Additionally, the fiscal first quarter of 2019 includes increased research and development expense primarily $0.3 billion related to an upfront payment to argenx and increased investment to advance the pipeline. Includes Actelion acquisition related costs of $0.1 billion in the fiscal first quarter of 2018. Includes amortization expense of $0.8 billion and $0.8 billion in the fiscal first quarters of 2019 and 2018, respectively.
(3) Includes a restructuring related charge of $0.1 billion and $0.1 billion in the fiscal first quarters of 2019 and 2018, respectively. Includes litigation expense of $0.1 billion in the fiscal first quarter of 2019. Includes amortization expense of $0.2 billion and $0.3 billion in the fiscal first quarters of 2019 and 2018, respectively.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarters Ended
(Dollars in Millions)	March 31, 2019	April 1, 2018	Percent Change
United States	$10,129	9,951	1.8%
Europe	4,609	4,797	(3.9)
Western Hemisphere, excluding U.S.	1,503	1,567	(4.1)
Asia-Pacific, Africa	3,780	3,694	2.3
Total	$20,021	20,009	0.1%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

Subsequent to the fiscal first quarter of 2019, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health is a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company expects to treat this transaction as a business combination and will include it in the Medical Devices segment.

Subsequent to the fiscal first quarter of 2019, the Company completed the divestiture of its Advanced Sterilization Products (ASP) business to Fortive Corporation for an aggregate value of approximately $2.8 billion, consisting of $2.7 billion of cash proceeds and $0.1 billion of retained net receivables. As of March 31, 2019, the assets held for sale on the Consolidated Balance Sheet were $0.2 billion of inventory, $0.1 billion of property, plant and equipment and $0.3 billion of goodwill.

On October 23, 2018, the Company entered into an agreement to acquire Ci:z Holdings Co., Ltd., (DR.CI:LABO) a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products for a total purchase price of approximately ¥230 billion, which equates to approximately $2.1 billion, using the exchange rate of 109.06 Japanese Yen to each U.S. Dollar on January 16, 2019. The acquisition was completed on January 17, 2019, through a series of transactions that included an all-cash tender offer to acquire the publicly held shares not already held by the Company for ¥5,900 per share. The Company previously held a 20% ownership in Ci:z Holdings Co., Ltd. Upon completion of the tender offer and the related transactions, the Company acquired 89% of the outstanding shares. As of March 31, 2019, the Company paid approximately $1.6 billion, net of cash acquired, representing 69% of the shares to which the offer was extended. As of March 31, 2019, the Company also reflected a current liability of $0.3 billion on its consolidated balance sheet for the remaining 11% of the untendered shares, which the Company subsequently acquired in April 2019, through a share consolidation under Japanese law. The acquired company was then delisted from the Tokyo Stock Exchange.  The Company expects to settle the outstanding liability in 2019. Additionally, in the fiscal first quarter of 2019, the Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd.

The Company treated this transaction as a business combination and included it in the Consumer segment. The fair value of the acquisition including the previously held equity interest and share consolidation liability was allocated primarily to amortizable intangible assets for $1.6 billion, goodwill for $1.2 billion and liabilities assumed of $0.6 billion subject to any subsequent valuation adjustments within the measurement period. The amortizable intangible assets were comprised of brand/trademarks and customer relationships with a weighted average life of 15.3 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.

During the fiscal third quarter of 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of employees and manufacturing sites. Certain manufacturing sites were transferred to Jabil in the fiscal first quarter of 2019 and additional sites are expected to transfer in the remainder of 2019.
As of March 31, 2019, the assets held for sale on the Consolidated Balance Sheet were $0.2 billion of inventory and $0.1 billion of property, plant and equipment, net. For additional details on the global supply chain restructuring see Note 12 to the Consolidated Financial Statements.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; supplier indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of March 31, 2019, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

PRODUCT LIABILITY

Johnson & Johnson and certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company has established accruals for product liability claims and lawsuits in compliance with ASC 450-20 based on currently available information, which in some cases may be limited. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company has accrued additional amounts such as estimated costs associated with settlements, damages and other losses. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of March 31, 2019, in the United States there were approximately 1,700 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,500 with respect to the PINNACLE® Acetabular Cup System; 29,500 with respect to pelvic meshes; 13,100 with respect to RISPERDAL®; 27,300 with respect to XARELTO®; 14,200 with respect to body powders containing talc; 1,000 with respect to INVOKANA®; and 2,500 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

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

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson (collectively, DePuy) relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation has also been filed in some state courts and in countries outside of the United States. Several adverse verdicts have been rendered against DePuy, one of which was reversed on appeal and remanded for retrial. During the first quarter of 2019, Depuy established a United States settlement program to resolve these cases. As part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE® Acetabular Cup System and the related settlement program.

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

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI's collaboration partner for XARELTO® Bayer AG and certain of its affiliates. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania; and there are coordinated proceedings in Delaware, California and Missouri. Class action lawsuits also have been filed in Canada. In March 2019, the Company announced an agreement in principle to the settle the XARELTO® cases in the United States. The Company has established accruals for the costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, as well as outside the United States. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in July 2018 of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual for defense costs only in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, “Imerys”) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Imerys Bankruptcy"). The Imerys Bankruptcy relates to potential liability on account of Imerys’s sales of talc, including to the Company for the Company’s body powders. In its bankruptcy filing, Imerys noted certain claims it alleged it had against the Company for indemnification and rights to joint insurance proceeds. Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company has petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the “related to” jurisdictional provisions of the Bankruptcy Code.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result.  Plaintiffs are seeking damages.  In October 2018, a shareholder derivative lawsuit was filed against Johnson & Johnson as the nominal defendant and its current directors as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches.  Plaintiff is seeking damages and an order for the Company to reform its internal policies and procedures.  In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder.  Plaintiffs are seeking damages and injunctive relief. A lawsuit is pending in the United States District Court for the Central District of California alleging violations of Proposition 65, California’s Unfair Competition Law and False Advertising Law. In addition, the Company has received preliminary inquiries and subpoenas to produce documents regarding these matters from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice, the Securities and Exchange Commission and the U.S. Congressional Subcommittee on Economic and Consumer Policy. The Company is cooperating with these government inquiries and will be producing documents in response.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. Lawsuits filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in various state courts including Pennsylvania, Kentucky, Louisiana and New Jersey. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company's accruals.

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

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. Although Johnson & Johnson has since sold Cordis, it has retained liability for this case. After trial in January 2014, the district court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the district court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases. In April 2018, the United States Court of Appeals for the Federal Circuit remanded the case back to the district court to reconsider Medinol’s motion for a new trial. In March 2019, the district court denied Medinol’s motion for a new trial.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants. MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132 (’132); 8,721,730 (’730) and 9,492,280 (’280) relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. A claim construction hearing was held in October 2018, and a claim construction order was issued in November 2018. In December 2018, MedIdea stipulated to non-infringement of the ’132, ’730 and ’280 patents, based on the district court’s claim construction and reserving its right to appeal that construction, leaving only the ’426 patent at issue before the district court. In January 2019, the district court stayed the case pending a decision in the Inter Partes Review proceeding on the ’426 patent (see below). In December 2017, DePuy Synthes Products, Inc. filed a petition for Inter Partes Review with the United States Patent and Trademark Office (USPTO), seeking to invalidate the two claims of the ’426 patent asserted in the district court litigation, and in June 2018, the USPTO instituted review of those claims. A hearing was held in March 2019, and in April 2019, the USPTO issued its decision upholding the validity of the patent.

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

In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (“Acclarent”) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412 (the ’412 patent). Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. In December 2016, Acclarent filed a petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO) challenging the validity of the ’412 patent. The USPTO instituted the IPR in July 2017. In July 2018, the USPTO ruled in favor of Albritton in the IPR, finding that Acclarent had not met its burden of proof that the challenged claims were invalid. Acclarent appealed the IPR decision in September 2018. A second IPR petition was not instituted. Trial is scheduled for October 2019.

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

In April 2018, Acerta Pharma B.V., AstraZeneca UK Ltd and AstraZeneca Pharmaceuticals LP filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Pharmacyclics LLC and Abbvie Inc. (collectively, Abbvie), alleging that the manufacture and sale of IMBRUVICA® infringes U.S. Patent No. 7,459,554. Janssen Biotech, Inc., which commercializes IMBRUVICA® jointly with Abbvie, intervened in the action in November 2018. A trial is scheduled to begin in January 2021.

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

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion and Hospira in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. In July 2018 the district court granted Celltrion’s motion for summary judgment of non-infringement and entered an order dismissing the ’083 lawsuit against Celltrion and Hospira. JBI appealed to the United States Court of Appeals for the Federal Circuit. The litigation against HyClone in Utah is stayed pending the outcome of the Massachusetts actions.

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
ZYTIGA®
In July 2015, Janssen Biotech, Inc., Janssen Oncology, Inc. and Janssen Research & Development, LLC (collectively, Janssen) and BTG International Ltd. (BTG) initiated a patent infringement lawsuit (the main action) in the United States District Court for the District of New Jersey against a number of generic companies (and certain of their affiliates and/or suppliers) who filed ANDAs seeking approval to market a generic version of ZYTIGA® 250mg before the expiration of United States Patent No. 8,822,438 (the ’438 patent). The generic companies include Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal); Apotex Inc. and Apotex Corp. (collectively, Apotex); Citron Pharma LLC (Citron); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s); Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan); Par Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par); Teva Pharmaceuticals USA, Inc. (Teva); Wockhardt Bio A.G.; Wockhardt USA LLC and Wockhardt Ltd. (collectively, Wockhardt); West-Ward Pharmaceutical Corp. (West-Ward) and Hikma Pharmaceuticals, LLC (Hikma).

Janssen and BTG also initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Amerigen Pharmaceuticals Limited (Amerigen) in May 2016, and Glenmark Pharmaceuticals, Inc. (Glenmark) in June 2016, each of whom filed an ANDA seeking approval to market its generic version of ZYTIGA® before the expiration of the ’438 patent. These lawsuits were consolidated with the main action.

In August 2015, Janssen and BTG filed an additional jurisdictional protective lawsuit against the Mylan defendants in the United States District Court for the Northern District of West Virginia, which has been stayed.

In August 2017, Janssen and BTG initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva, who filed an ANDA seeking approval to market a generic version of ZYTIGA® 500mg before the expiration of the ’438 patent. This lawsuit has been consolidated with the main action.

In February 2018, Janssen and BTG filed a patent infringement lawsuit against MSN Pharmaceuticals, Inc. and MSN Laboratories Private Limited (collectively, MSN) in United States District Court for the District of New Jersey based on its ANDA seeking approval for a generic version of ZYTIGA® prior to the expiration of the ’438 patent. In February 2019, the action was stayed pending the outcome of the main action.

In November 2018, Janssen and BTG initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Qilu Pharmaceutical Co., Ltd. and Qilu Pharma, Inc. (collectively, Qilu), who filed an ANDA seeking approval to market a generic version of ZYTIGA® before the expiration of the ’438 patent. Janssen is seeking an order enjoining Qilu from marketing its generic version of ZYTIGA® before the expiration of the ’438 patent.

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

In November 2018, the United States Court of Appeals for the Federal Circuit denied Janssen’s request for an injunction pending appeal. As a result, several generic versions of ZYTIGA® have entered the market. Janssen has appealed the decision of the United States District Court for the District of New Jersey, and the oral argument on the appeal was held in March 2019.

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

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The federal court of Canada began the Final Hearing in April 2019.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a film-coated generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) and the Minister of Health in Canada in response to Pharmascience’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) and the Minister of Health in Canada in response to Sandoz’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422.

In each of these Canadian actions, Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to the defendants’ ANDSs before the expiration of Janssen’s patent.

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

(collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin counterclaimed for declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053, but Lupin dismissed its counterclaims after it was provided a covenant not to sue on that patent. Aurobindo, Taro, Torrent, Micro, Breckenridge, InvaGen, Sigmapharm, Lupin and Alembic have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. The ’218 cases have been consolidated for discovery and trial. Trial began in April 2019 and closing arguments will be heard in June 2019.

In December 2018, JPI and Bayer AG filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) who filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of Bayer AG’s ’218 patent. The case against Teva has been consolidated with the other ’218 cases for all purposes, and Teva has agreed to have its case stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants.

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

PREZISTA®

In May 2018, Janssen Products, L.P. and Janssen Sciences Ireland UC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddys Laboratories, Inc., Dr. Reddys Laboratories, Ltd., Laurus Labs, Ltd. and Pharmaq, Inc. (collectively, DRL) who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408. In February 2019, the parties entered into a confidential settlement agreement.

In December 2018, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Amneal Pharmaceuticals, LLC, Amneal Pharmaceuticals Company GmbH, Amneal Pharmaceuticals of New York, LLC, Amneal Pharmaceuticals Pvt Ltd., and Raks Pharma Pvt. Ltd. (collectively, Amneal), who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408. Janssen is seeking an order enjoining Amneal from marketing its generic versions of PREZISTA® before the expiration of the relevant patents.

INVOKANA®/INVOKAMET®/INVOKAMET XR®

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey, the United States District Court for the District of Colorado and the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent Nos. 7,943,582 (the ’582 patent) and/or 8,513,202 (the ’202 patent) relating to INVOKANA® and INVOKAMET®. Janssen is the exclusive licensee of the asserted patents. The following generic companies are named defendants:  Apotex Inc. and Apotex Corp. (Apotex); Aurobindo Pharma USA Inc. (Aurobindo); Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc.; InvaGen Pharmaceuticals, Inc. (InvaGen); Prinston Pharmaceuticals Inc.; Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd; Hetero USA, Inc., Hetero Labs Limited Unit-V and Hetero Labs Limited; MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc.; Laurus Labs Ltd.; Indoco Remedies Ltd.; Zydus Pharmaceuticals (USA) Inc. (Zydus); Sandoz, Inc. (Sandoz); Teva Pharmaceuticals USA, Inc.; and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin).

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

In February 2019, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Lupin, who filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or , INVOKAMET XR® before the expiration of the relevant patents.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC (Amneal), each of whom filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781. In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent. Amneal and Zydus have stipulated to infringement. Trial is scheduled to commence in October 2020.

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

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of IMBRUVICA® 140 mg capsules before expiration of Pharmacyclics’  United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. JBI is the exclusive licensee of the asserted patents. The following generic companies are named defendants: Cipla Limited and Cipla USA Inc. (Cipla); Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited (Fresenius Kabi); Sandoz Inc. and Lek Pharmaceuticals d.d. (Sandoz); Shilpa Medicare Limited (Shilpa); Sun Pharma Global FZE and Sun Pharmaceutical Industries Limited (Sun); Teva Pharmaceuticals USA, Inc. (Teva); and Zydus Worldwide DMCC and Cadila Healthcare Limited (Zydus). Trial is scheduled to begin in October 2020.

In October 2018, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Sun asserting United States Patent No. 10,004,746.

In November 2018, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Hetero Labs Limited, Hetero Labs Limited Unit-1, Hetero Labs Limited Unit-V, and Hetero USA Inc. (“Hetero”), who filed an ANDA seeking approval to market a generic version of IMBRUVICA® 140 mg capsules, asserting infringement of United States Patent Nos. 8,754,090, 9,296,753, 9,540,382, 9,713,617 and 9,725,455.

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

In January 2019, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Hetero asserting infringement of United States Patent No. 10,106,548.

In February 2019, Pharmacyclics and JBI amended their complaints against Cipla, Shilpa, and Sun to allege infringement of United States Patent Nos. 10,106,548, and 10,125,140.

In February 2019, Pharmacyclics and JBI entered into confidential settlement agreements with Teva and Hetero. In March 2019, Pharmacyclics and JBI entered into a confidential settlement agreement with Shilpa.

In March 2019, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen Pine Brook LLC and Natco Pharma Ltd. (Alvogen), who filed an ANDA seeking approval to market generic versions of IMBRUVICA® tablets, asserting infringement of United States Patent Nos. 7,514,444, 8,003,309, 8,476,284, 8,497,277, 8,697,711, 8,753,403, 8,754,090, 8,754,091, 8,952,015, 8,957,079, 9,181,257, 9,296,753, 9,655,857, 9,725,455, 10,010,507, 10,106,548, and 10,125,140.

In each of the lawsuits, Pharmacyclics and JBI are seeking an order enjoining the defendants from marketing generic versions of IMBRUVICA® before the expiration of the relevant patents.

In March 2019, Sandoz filed an Inter Partes Review (IPR) in the USPTO, seeking to invalidate United States Patent No. 9,795,604.
GOVERNMENT PROCEEDINGS
Like other companies in the pharmaceutical, consumer and medical devices industries, Johnson & Johnson and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which they operate. As a result, interaction with government agencies is ongoing. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.

Average Wholesale Price (AWP) Litigation
Johnson & Johnson and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. Two cases remain pending. In a case brought by Illinois, trial has been scheduled for May 2019. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), Johnson & Johnson and ALZA Corporation.

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 2,000 lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkoloids Pty, Ltd.

and Noramco, Inc. (both subsidiaries were divested in 2016).  To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Arkansas, Florida, Kentucky, Louisiana, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma and South Dakota. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama; Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; Rhode Island; South Carolina; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. In addition, the Province of British Columbia filed suit in Canada. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. The case filed by the Oklahoma Attorney General is set for trial in May 2019.  Additionally, over 1,900 federal cases have been coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804).  The first trial date in the MDL has been set for October 2019.  An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The trial date for the California case is scheduled for July 2019. Similar complaints were filed against the companies by Kentucky in August 2016 and by Mississippi in October 2017. The trial date for the Kentucky case is scheduled for September 2019. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 43 states and the District of Columbia.
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

In July 2016, Johnson & Johnson and Janssen Products LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA® and INTELENCE®, and anti-kickback violations in connection with the promotion of these products.  The complaint was filed under seal in December 2012.  The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators.

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

In November 2018, a second whistleblower lawsuit was unsealed in the United States District Court for the Central District of California. The lawsuit was substantially similar to the lawsuit under appeal but was brought in the name of the original relator. The federal and state governments declined to intervene in the second suit, and the relator moved to dismiss the lawsuit without prejudice. In April 2019, the court granted the relator's motion and dismissed the complaint without prejudice.

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

In July 2018, Advanced Sterilization Products (ASP) received a Civil Investigative Demand from the United States Department of Justice regarding a False Claims Act investigation concerning the pricing, quality, marketing and promotion of EVOTECH® ECR, TYVEK® Peel Pouches, or STERRAD® CYCLESURE® 24 biological indicators. The ASP business was divested in April 2019.

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
GENERAL LITIGATION
In May 2014, two purported class actions were filed in federal court, one in the United States District Court for the Central District of California and one in the United States District Court for the Southern District of Illinois, against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI) alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI). Both cases seek injunctive relief and monetary damages; neither includes a claim for personal injuries. In October 2016, both cases were transferred to the United States District Court for the District Court of New Jersey as part of a newly created federal multi-district litigation. In July 2017, the district court granted Johnson & Johnson's and JJCI’s motion to dismiss one of the cases. In September 2018, the United States Court of Appeals for the Third Circuit affirmed this dismissal. In September 2017, the plaintiff in the second case voluntarily dismissed the complaint. In March 2018, the plaintiff in the second case refiled in Illinois State Court.

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. The Petition for Relief remains under administrative review. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. Trial in the Classification Litigation is scheduled for July 2019.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In December 2018, the district court granted the plaintiffs' motion for class certification. Defendants filed two motions for interlocutory appeal of class certification to the United States Court of Appeals for the Eleventh Circuit. One motion was denied and the other is pending. Defendants' motions for summary judgment are pending in the District Court.
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
In May 2017, a purported class action was filed in the United States District Court for the Western District of Washington against LifeScan Inc., Johnson & Johnson, other diabetes test strip manufacturers and certain Pharmacy Benefit Managers (PBMs). The complaint alleges that consumers paid inflated prices for glucose monitor test strips as a consequence of undisclosed rebates and other incentives paid by manufacturers to PBMs. The complaint includes RICO, ERISA, and state consumer protection claims. The complaint seeks equitable relief and damages. In November 2017, the case was ordered transferred to United States District Court for the District of New Jersey. The LifeScan business was divested in October 2018 and Johnson & Johnson retained liability that may result from these claims prior to the closing of the divestiture. In April 2019, plaintiffs voluntarily withdrew their complaints.
In September 2017, Pfizer, Inc. (Pfizer) filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in United States District Court for the Eastern District of Pennsylvania. Pfizer alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. Discovery is ongoing.

Beginning in September 2017, multiple purported class actions of direct and indirect purchasers were filed against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) alleging that Janssen’s REMICADE® contracting strategies violated federal and state antitrust and consumer laws and seeking damages and injunctive relief. In November 2017, the cases were consolidated for pre-trial purposes in United States District Court for the Eastern District of Pennsylvania as In re Remicade Antitrust Litigation. Motions to dismiss were denied in both cases. An appeal from the denial of defendants' motion to dismiss the direct purchaser case is pending in the United States Court of Appeals for the Third Circuit.

In June 2018, Walgreen Co. and Kroger Co, filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In March 2019, summary judgment was granted in favor of Janssen. This ruling is on appeal to the United States Court of Appeals for the Third Circuit.

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act.  The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In January 2019, plaintiffs' motion to file a Second Amended Complaint adding plaintiffs to the lawsuit was granted. In April 2019, the Company moved to dismiss the Second Amended Complaint.

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals US, Inc., and Actelion Clinical Research, Inc. (collectively “Actelion”) in United States District Court for the District of Maryland and United States District Court for the District of Columbia.  The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER®.  TRACLEER® is subject to a Risk Evaluation and Mitigation Strategy, which imposes restrictions on distribution of the product.  In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland.  In February 2019, Actelion filed a motion to dismiss the amended complaint.

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia.  The complaint, which was filed in December 2017 in United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA® to the government in connection with direct government sales and government-funded drug reimbursement programs.  At this time, the federal and state governments have declined to intervene. In February 2019, Janssen moved to transfer the case to United States District Court for the District of New Jersey and to dismiss the complaint.

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. The complaint alleges that the defendants violated the Sherman Act and the antitrust and consumer protections laws of several states by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

NOTE 12— RESTRUCTURING

On April 17, 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the global supply chain restructuring strategic collaborations see Note 10 to the Consolidated Financial Statements. In the fiscal first quarter of 2019, the Company recorded a pre-tax charge of $90 million, of which $23 million was included in cost of products sold and $31 million was included in other (income) expense. Total project costs of $0.3 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated spending through the fiscal first quarter of 2019:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, December 30, 2018	$194	—	48	242

Current year activity:
Charges	—	23	67	90
Cash payments	(1)	—	(108)	(109)
Settled non cash	—	(23)	—	(23)

Reserve balance, March 31, 2019*	$193	—	7	200

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal first quarter of 2019, worldwide sales were $20.0 billion, a total increase of 0.1%, including operational growth of 3.9% as compared to 2018 fiscal first quarter sales of $20.0 billion. Currency fluctuations had a negative impact of 3.8% for the fiscal first quarter of 2019. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 1.6%.

Sales by U.S. companies were $10.1 billion in the fiscal first quarter of 2019, which represented an increase of 1.8% as compared to the prior year. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 1.3%. Sales by international companies were $9.9 billion, a decrease of 1.7%, including operational growth of 6.0%, offset by a negative currency impact of 7.7% as compared to the fiscal first quarter sales of 2018. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.9%.

In the fiscal first quarter of 2019, sales by companies in Europe experienced a decline of 3.9%, which included operational growth of 4.5% offset by a negative currency impact of 8.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 4.1%, which included operational growth of 8.7%, offset by a negative currency impact of 12.8%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 2.3%, including operational growth of 6.9% and a negative currency impact of 4.6%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer

Consumer segment sales in the fiscal first quarter of 2019 were $3.3 billion, a decrease of 2.4% as compared to the same period a year ago, including operational growth of 2.2% offset by a negative currency impact of 4.6%. U.S. Consumer segment sales increased by 0.2%. International Consumer segment sales decreased by 4.2%, including an operational growth of 3.7% offset by a negative currency impact of 7.9%. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 1.5%.

Major Consumer Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	March 31, 2019	April 1, 2018	Total Change	Operations Change	Currency Change
Beauty	$1,090	$1,084	0.6%	3.6%	(3.0)%
OTC	1,087	1,072	1.3	5.5	(4.2)
Baby Care	394	457	(14.0)	(7.4)	(6.6)
Oral Care	367	379	(3.1)	1.2	(4.3)
Women’s Health	225	243	(7.3)	4.3	(11.6)
Wound Care/Other	155	163	(4.8)	(2.7)	(2.1)
Total Consumer Sales	$3,318	$3,398	(2.4)%	2.2%	(4.6)%

The Beauty franchise achieved operational growth of 3.6% as compared to the prior year fiscal first quarter. Growth was primarily driven by sales from the recent acquisition of DR. CI: LABO as well as NEUTROGENA® and OGX® products. Growth was partially offset by the divestitures of RoC® and NIZORAL®.

The OTC franchise achieved operational growth of 5.5% as compared to the prior year fiscal first quarter. Growth was primarily driven by sales from the recent acquisition of ZARBEES® as well as TYLENOL® analgesics, digestive health products and anti-smoking aids.

The Baby Care franchise experienced an operational decline of 7.4% as compared to the prior year fiscal first quarter primarily due to declines in AVEENO® baby in the U.S. along with declines outside the U.S. resulting from destocking in advance of the JOHNSON'S® relaunch.

The Oral Care franchise achieved operational growth of 1.2% as compared to the prior year fiscal first quarter primarily due to strength in markets outside the U.S. partially offset by share loss from increased competitive pressure in the U.S.

The Women’s Health franchise achieved operational growth of 4.3% as compared to the prior year fiscal first quarter driven by sales outside the U.S.

The Wound Care/Other franchise experienced an operational decline of 2.7% as compared to the prior year fiscal first quarter due to the divestiture of COMPEED® .

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2019 were $10.2 billion, an increase of 4.1% as compared to the same period a year ago, with an operational increase of 7.9% and a negative currency impact of 3.8%. U.S. Pharmaceutical sales increased 4.3% as compared to the same period a year ago. International Pharmaceutical sales increased by 3.9%, including operational growth of 12.2% and a negative currency impact of 8.3%. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal First Quarters Ended

(Dollars in Millions)	March 31, 2019	April 1, 2018	Total Change	Operations Change	Currency Change
Total Immunology	$3,251	$3,042	6.9%	9.6%	(2.7)%
REMICADE®	1,102	1,389	(20.6)	(19.1)	(1.5)
SIMPONI®/ SIMPONI ARIA®	524	518	1.0	5.2	(4.2)
STELARA®	1,405	1,061	32.4	36.0	(3.6)
TREMFYA®	217	72	**	**	**
Other Immunology	3	2	19.5	21.0	(1.5)
Total Infectious Diseases	846	830	1.9	7.6	(5.7)
EDURANT®/rilpivirine	211	210	0.8	8.6	(7.8)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	523	478	9.5	13.9	(4.4)
Other Infectious Diseases	112	142	(21.7)	(15.1)	(6.6)
Total Neuroscience	1,629	1,559	4.5	9.0	(4.5)
CONCERTA®/ methylphenidate	214	173	23.4	28.0	(4.6)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	790	696	13.5	17.1	(3.6)
RISPERDAL CONSTA®	179	196	(8.8)	(4.3)	(4.5)
Other Neuroscience	446	494	(9.6)	(3.9)	(5.7)
Total Oncology	2,518	2,311	9.0	14.5	(5.5)
DARZALEX®	629	432	45.5	51.3	(5.8)
IMBRUVICA®	784	587	33.5	40.4	(6.9)
VELCADE®	263	313	(16.0)	(10.1)	(5.9)
ZYTIGA®/ abiraterone acetate	679	845	(19.6)	(15.4)	(4.2)
Other Oncology	163	134	21.7	27.8	(6.1)
Pulmonary Hypertension	656	585	12.1	15.1	(3.0)
OPSUMIT®	306	271	12.7	16.8	(4.1)
TRACLEER®	117	140	(16.7)	(14.4)	(2.3)
UPTRAVI®	198	140	41.6	42.8	(1.2)
Other	35	34	4.0	9.2	(5.2)
Cardiovascular / Metabolism / Other	1,345	1,517	(11.3)	(9.5)	(1.8)
XARELTO®	542	578	(6.3)	(6.3)	—
INVOKANA®/ INVOKAMET®	202	248	(18.4)	(16.9)	(1.5)
PROCRIT®/ EPREX®	226	276	(18.0)	(16.4)	(1.6)
Other	374	415	(9.7)	(5.1)	(4.6)
Total Pharmaceutical Sales	$10,244	$9,844	4.1%	7.9%	(3.8)%
*Certain prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful

Immunology products achieved operational growth of 9.6% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease, strong launch of TREMFYA® (guselkumab), expanded indications of

SIMPONI®/SIMPONI ARIA® (golimumab), and U.S. immunology market growth. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 7.6% as compared to the same period a year ago. Strong sales of SYMTUZA® and the launch of JULUCA® were partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® due to increased competition and loss of exclusivity of PREZISTA® in certain countries.

Neuroscience products achieved operational sales growth of 9.0% as compared to the same period a year ago. Strong sales of INVEGA SUSTENNA®/XEPLION®/ TRINZA®/TREVICTA®(paliperidone palmitate) and growth of CONCERTA®/methylphenidate were partially offset by a decline of RISPERDAL CONSTA® (risperidone).

Oncology products achieved strong operational sales growth of 14.5% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) due to increased patient uptake globally. Growth was negatively impacted from a decline in U.S. sales of ZYTIGA® (abiraterone acetate) driven by generic competition partially offset by increased sales outside the U.S. Additionally, sales from the launch of ERLEADA™ (apalutamide) contributed to the growth.

Pulmonary Hypertension achieved operational sales growth of 15.1% as compared to the same period a year ago. Sales of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were positively impacted by market growth and share gains while sales of TRACLEER® (bosetan) were negatively impacted by increased use of OPSUMIT® and generics.

Cardiovascular / Metabolism / Other products experienced an operational decline of 9.5% as compared to the same period a year ago. Lower sales of XARELTO® (rivaroxaban) were driven by higher discounts and rebates and lower sales of INVOKANA®/INVOKAMET® (canagliflozin) were due to competitive pressure and a safety label update.

Medical Devices

The Medical Devices segment sales in the fiscal first quarter of 2019 were $6.5 billion, a decrease of 4.6% as compared to the same period a year ago, with an operational decline of 1.0% and a negative currency impact of 3.6%. U.S. Medical Devices sales decreased 1.6%. International Medical Devices sales decreased by 7.1%, including an operational decline of 0.3% and a negative currency impact of 6.8%. In the fiscal first quarter of 2019, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 5.3%.

Major Medical Devices Franchise Sales — Fiscal First Quarters Ended

(Dollars in Millions)	March 31, 2019	April 1, 2018	Total Change	Operations Change	Currency Change
Surgery	$2,395	$2,423	(1.2)%	3.1%	(4.3)%
Advanced	980	966	1.5	5.8	(4.3)
General	1,089	1,127	(3.4)	1.1	(4.5)
Specialty	325	330	(1.4)	2.2	(3.6)
Orthopaedics	2,204	2,250	(2.1)	0.8	(2.9)
Hips	361	363	(0.4)	2.7	(3.1)
Knees	369	387	(4.7)	(1.9)	(2.8)
Trauma	685	696	(1.4)	1.3	(2.7)
Spine & Other	788	804	(2.2)	0.7	(2.9)
Vision	1,129	1,115	1.2	5.0	(3.8)
Contact Lenses/Other	824	807	2.1	6.1	(4.0)
Surgical	305	308	(1.1)	2.0	(3.1)
Interventional Solutions	732	640	14.3	17.9	(3.6)
Diabetes Care(1)	—	339	*	*	*
Total Medical Devices Sales	$6,459	$6,767	(4.6)%	(1.0)%	(3.6)%
*Percentage greater than 100% or not meaningful
(1) LifeScan was divested in the fiscal fourth quarter of 2018

The Surgery franchise achieved operational sales growth of 3.1% as compared to the prior year fiscal first quarter. Operational growth in Advanced Surgery was primarily driven by endocutters, biosurgery products and growth outside the U.S. in energy products. Operational growth in General Surgery was driven by wound closure products. Operational growth in Specialty Surgery was primarily driven by Mentor Products.

The Orthopaedics franchise achieved operational sales growth of 0.8% as compared to the prior year fiscal first quarter. Operational growth in hips and trauma was primarily due to the continued uptake of new products.
Spine & Other sales growth was driven by Sports partially offset by Spine base business. The decline on knees was due to competitive pressure partially offset by continued uptake of the ATTUNE® Revision knee system.

The Vision franchise achieved operational sales growth of 5.0% as compared to the prior year fiscal first quarter. Operational growth was primarily driven by strength of daily disposables and specialty lenses in the OASYS® contact lenses category. Surgical operational growth was driven by cataract performance primarily outside the U.S.

The Interventional Solutions franchise achieved strong operational sales growth of 17.9% as compared to the prior year fiscal first quarter. Strong operational growth in the electrophysiology business was driven by Atrial Fibrillation procedure growth and continued uptake of the THERMOCOOL SMARTTOUCH® SF Contact Force Sensing Catheter.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2019 was $4.4 billion representing 22.1% of sales as compared to $5.5 billion in the fiscal first quarter of 2018, representing 27.4% of sales.

Cost of Products Sold

Consolidated costs of products sold for the fiscal first quarter of 2019 decreased to 33.0% from 33.1% of sales as compared to the same period a year ago. The favorable decrease in the fiscal first quarter was primarily driven by favorable segment mix. The intangible asset amortization expense for the fiscal first quarters ended of 2019 and 2018 was $1.1 billion and $1.1 billion, respectively.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal first quarter of 2019 decreased to 26.1% from 26.3% of sales as compared to the same period a year ago. The decrease as compared to the same period a year ago was primarily due to favorable segment mix.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal first quarter of 2019 increased to 14.3% from 12.0% of sales as compared to the same period a year ago. The increase in the fiscal first quarter was due to higher upfront payments, primarily argenx and increased investment to advance the pipeline.

In-Process Research and Development (IPR&D)

In the fiscal first quarter of 2019, the Company recorded an IPR&D charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. There was no IPR&D charge in the fiscal first quarter of 2018. A partial impairment charge of $0.8 billion was previously recorded in the fiscal third quarter of 2018 related to the development program of AL-8176.

Interest (Income) Expense

Interest income in the fiscal first quarter of 2019 was higher than the same period a year ago due to a higher average interest rate and a higher average cash, cash equivalents and marketable securities balance during the period. The balance of cash, cash equivalents and current marketable securities was $15.3 billion at the end of the fiscal first quarter of 2019 as compared to $15.2 billion at the end of the fiscal first quarter of 2018.

Interest expense in the fiscal first quarter of 2019 was lower as compared to the same period a year ago due to a lower average debt balance and the positive effect of certain cross currency swaps and net investment hedging arrangements. The Company’s debt position was $29.4 billion as of March 31, 2019 as compared to $32.5 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal first quarter of 2019 was favorable by $0.1 billion as compared to the same period a year ago. This was primarily attributable to an equity step-up gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr. Ci: Labo), higher unrealized gains on securities of $0.2 billion and $0.1 billion divestiture gain on a non-strategic pharmaceutical product. This was partially offset by a litigation expense of $0.4 billion in the fiscal first quarter of 2019.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Consumer	$741	$548	$3,318	$3,398	22.3%	16.1%
Pharmaceutical	2,331	3,666	10,244	9,844	22.8	37.2
Medical Devices	1,497	1,579	6,459	6,767	23.2	23.3
Segment earnings before provision for taxes	4,569	5,793	20,021	20,009	22.8	29.0
Less: Expenses not allocated to segments (1)	147	312
Worldwide income before tax	$4,422	$5,481	$20,021	$20,009	22.1%	27.4%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal first quarter of 2019 was 22.3% versus 16.1% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal first quarter of 2019 as compared to 2018 was primarily attributable to a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr Ci: Labo).

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2019 was 22.8% versus 37.2% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2019 as compared to the prior year was primarily due to an in-process research and development charge of $0.9 billion, litigation expense of $0.3 billion and a $0.3 billion upfront payment to argenx partially offset by $0.2 billion of higher unrealized gains on securities as compared to the prior year.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2019 was relatively flat versus the same period a year ago.

Restructuring

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network.  Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal first quarter of 2019, the Company recorded a pre-tax charge of $90 million, of which $23 million is included in cost of products sold and $31 million is included in other (income) expense. Restructuring charges of $0.3 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

Refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $14.7 billion at the end of the fiscal first quarter of 2019 as compared with $18.1 billion at the end of fiscal year 2018. The primary sources and uses of cash that contributed to the $3.4 billion decrease were approximately $3.5 billion of cash generated from operating activities offset by $1.4 billion net cash used by investing activities and $5.5 billion net cash used by financing activities. In addition, the Company had $0.6 billion in marketable securities at the end of the fiscal first quarter of 2019 and $1.6 billion at the end of 2018.

Cash flow from operations of $3.5 billion was the result of $3.7 billion of net earnings and $2.9 billion of non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs (primarily related to the Alios IPR&D asset). Additionally, a decrease in accounts receivable of $0.2 billion contributed to cash flows from operating activities. This was reduced by $2.9 billion related to an increase in inventories, a decrease in accounts payable and accrued liabilities, an increase in other current and non-current assets, a decrease in other liabilities and $0.4 billion related to the net gains on sales of assets and the deferred tax provision.

Investing activities use of $1.4 billion of cash was primarily used for acquisitions of $1.7 billion and additions to property, plant and equipment of $0.7 billion. Investing activities also included a source of $0.8 billion from the net sales of investments, primarily marketable securities and $0.3 billion of proceeds from the disposal of assets/businesses, net.

Financing activities use of $5.5 billion of cash was primarily used for dividends to shareholders of $2.4 billion, the repurchase of common stock of $2.2 billion and the net retirement of short and long term debt of $1.0 billion. Financing activities also included a source of $0.1 billion from proceeds from stock options exercised/employee withholding tax on stock awards, net.

Subsequent to the fiscal first quarter of 2019, the Company completed the divestiture of its Advanced Sterilization Products (ASP) business and received $2.7 billion of cash proceeds. Additionally, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2018, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires on September 12, 2019, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.

On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash. Through March 31, 2019, $1.8 billion has been repurchased under the program.

In the fiscal first quarter of 2019, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of March 31, 2019, the net debt position was $14.0 billion as compared to the prior year of $17.3 billion. The decrease in the net debt position was due to retirement of debt. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends

On January 2, 2019, the Board of Directors declared a regular cash dividend of $0.90 per share, payable on March 12, 2019 to shareholders of record as of February 26, 2019.

On April 25, 2019, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on June 11, 2019 to shareholders of record as of May 28, 2019. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors

The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela and Argentina as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. This did not have a material impact to the Company's results in the period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of March 31, 2019, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal three months revenue, respectively.

Governments around the world consider various proposals to make changes to tax laws, which may include increasing or decreasing existing statutory tax rates. A change in statutory tax rate in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted.  This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings.  The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform). However, a referendum has been called and, as a result, a public vote on the Swiss Tax Reform will take place on May 19, 2019.  If the Swiss Tax Reform passes, then the measures are expected to come into force in either January 2020 or January 2021. Prior to approval in the referendum and its subsequent cantonal implementation, the proposed Swiss Tax Reform is not enacted and therefore the Company has not reflected any of the potential impacts in its fiscal results. The Company is currently assessing the impact of the proposed Swiss Tax Reform, and when enacted, the law may have a material impact on the Company’s operating results.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2019. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 31, 2018 through January 27, 2019	1,408,900	127.06	—	—
January 28, 2019 through February 24, 2019	6,214,883	131.70	—	—
February 25, 2019 through March 31, 2019	8,777,914	137.71	6,583,371	—
Total	16,401,697		6,583,371	22,756,640

(1)
During the fiscal first quarter of 2019, the Company repurchased an aggregate of 16,401,697 shares of Johnson & Johnson Common Stock in open-market transactions, of which 6,583,371 shares were purchased pursuant to the repurchase program that was publicly announced on December 17, 2018, and of which 9,818,326 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)	As of March 31, 2019, an aggregate of 13,656,507 shares were purchased for a total of $1.8 billion since the inception of the repurchase program announced on December 17, 2018.

(3)
As of March 31, 2019, the maximum number of shares that may yet be purchased under the plan is 22,756,640 based on the closing price of Johnson & Johnson Common Stock on the New York Stock Exchange on March 29, 2019 of $139.79 per share.

Item 6 — EXHIBITS

Exhibit 10(a) Johnson & Johnson Executive Incentive Plan (As Amended)

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

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101 XBRL (Extensible Business Reporting Language) The following materials from Johnson & Johnson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: May 1, 2019	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2019	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)