Form 10-Q
period 2019-06-30
JOHNSON & JOHNSON
filed 2019-07-29
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	JNJ	New York Stock Exchange
4.75% Notes Due November 2019	JNJ	New York Stock Exchange
0.250% Notes Due January 2022	JNJ	New York Stock Exchange
0.650% Notes Due May 2024	JNJ	New York Stock Exchange
5.50% Notes Due November 2024	JNJ	New York Stock Exchange
1.150% Notes Due November 2028	JNJ	New York Stock Exchange
1.650% Notes Due May 2035	JNJ	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On July 24, 2019, 2,639,165,527 shares of Common Stock, $1.00 par value, were outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,376	18,107
Marketable securities	902	1,580
Accounts receivable, trade, less allowances for doubtful accounts $251 (2018, $248)	14,653	14,098
Inventories (Note 2)	9,263	8,599
Prepaid expenses and other	2,411	2,699
Assets held for sale (Note 10)	194	950
Total current assets	41,799	46,033
Property, plant and equipment at cost	42,905	41,851
Less: accumulated depreciation	(25,657)	(24,816)
Property, plant and equipment, net	17,248	17,035
Intangible assets, net (Note 3)	49,332	47,611
Goodwill (Note 3)	33,661	30,453
Deferred taxes on income	7,647	7,640
Other assets	5,430	4,182
Total assets	$155,117	152,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$1,719	2,796
Accounts payable	6,912	7,537
Accrued liabilities	8,297	7,601
Accrued rebates, returns and promotions	10,433	9,380
Accrued compensation and employee related obligations	2,291	3,098
Accrued taxes on income	1,701	818
Total current liabilities	31,353	31,230
Long-term debt (Note 4)	27,699	27,684
Deferred taxes on income	7,725	7,506
Employee related obligations	9,910	9,951
Long-term taxes payable	7,543	8,242
Other liabilities	10,102	8,589
Total liabilities	94,332	93,202
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,969)	(15,222)
Retained earnings	109,809	106,216
Less: common stock held in treasury, at cost (477,778,000 and 457,519,000 shares)	37,175	34,362
Total shareholders’ equity	60,785	59,752
Total liabilities and shareholders' equity	$155,117	152,954
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	June 30, 2019	Percent to Sales	July 1, 2018	Percent to Sales
Sales to customers (Note 9)	$20,562	100.0%	$20,830	100.0%
Cost of products sold	6,940	33.8	6,927	33.3
Gross profit	13,622	66.2	13,903	66.7
Selling, marketing and administrative expenses	5,546	27.0	5,743	27.5
Research and development expense	2,666	13.0	2,639	12.7
Interest income	(88)	(0.4)	(126)	(0.6)
Interest expense, net of portion capitalized	83	0.4	253	1.2
Other (income) expense, net	(1,683)	(8.2)	364	1.7
Restructuring (Note 12)	57	0.2	57	0.3
Earnings before provision for taxes on income	7,041	34.2	4,973	23.9
Provision for taxes on income (Note 5)	1,434	6.9	1,019	4.9
NET EARNINGS	$5,607	27.3%	$3,954	19.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$2.11		$1.47
Diluted	$2.08		$1.45

AVG. SHARES OUTSTANDING
Basic	2,652.5		2,682.3
Diluted	2,691.7		2,721.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 30, 2019	Percent to Sales	July 1, 2018	Percent to Sales
Sales to customers (Note 9)	$40,583	100.0%	$40,839	100.0%
Cost of products sold	13,555	33.4	13,541	33.2
Gross profit	27,028	66.6	27,298	66.8
Selling, marketing and administrative expenses	10,765	26.5	11,006	27.0
Research and development expense	5,524	13.6	5,043	12.3
In-process research and development	890	2.2	—	—
Interest income	(187)	(0.5)	(240)	(0.6)
Interest expense, net of portion capitalized	185	0.5	512	1.3
Other (income) expense, net	(1,705)	(4.2)	424	1.0
Restructuring (Note 12)	93	0.3	99	0.2
Earnings before provision for taxes on income	11,463	28.2	10,454	25.6
Provision for taxes on income (Note 5)	2,107	5.1	2,133	5.2
NET EARNINGS	$9,356	23.1%	$8,321	20.4%

NET EARNINGS PER SHARE (Note 8)
Basic	$3.52		$3.10
Diluted	$3.47		$3.05

AVG. SHARES OUTSTANDING
Basic	2,656.7		2,682.2
Diluted	2,697.0		2,728.5

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net earnings	$5,607	3,954	$9,356	8,321

Other comprehensive income (loss), net of tax
Foreign currency translation	350	(2,190)	92	(1,567)

Securities:
Unrealized holding gain (loss) arising during period	1	—	1	—
Reclassifications to earnings	—	—	—	—
Net change	1	—	1	—

Employee benefit plans:
Prior service cost amortization during period	(5)	(5)	(12)	(11)
Gain (loss) amortization during period	142	190	318	382
Net change	137	185	306	371

Derivatives & hedges:
Unrealized gain (loss) arising during period	86	(61)	(216)	(225)
Reclassifications to earnings	(26)	(103)	70	75
Net change	60	(164)	(146)	(150)

Other comprehensive income (loss)	548	(2,169)	253	(1,346)

Comprehensive income	$6,155	1,785	$9,609	6,975

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarter were as follows for 2019 and 2018, respectively: Foreign Currency Translation: $106 million and $346 million; Employee Benefit Plans: $34 million and $51 million; Derivatives & Hedges: $16 million and $44 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2019 and 2018, respectively: Foreign Currency Translation: $44 million and $183 million; Employee Benefit Plans: $35 million and $103 million; Derivatives & Hedges:$39 million and $40 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Second Quarter Ended June 30, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 31, 2019	$58,955	106,650	(15,517)	3,120	(35,298)
Net earnings	5,607	5,607	—	—	—
Cash dividends paid ($0.95 per share)	(2,522)	(2,522)	—	—	—
Employee compensation and stock option plans	683	74	—	—	609
Repurchase of common stock	(2,486)	—	—	—	(2,486)
Other	—	—	—	—	—
Other comprehensive income (loss), net of tax	548	—	548	—	—
Balance, June 30, 2019	$60,785	109,809	(14,969)	3,120	(37,175)

Fiscal Six Months Ended June 30, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	9,356	9,356	—	—	—
Cash dividends paid ($1.85 per share)	(4,918)	(4,918)	—	—	—
Employee compensation and stock option plans	1,034	(845)	—	—	1,879
Repurchase of common stock	(4,692)	—	—	—	(4,692)
Other	—	—	—	—	—
Other comprehensive income (loss), net of tax	253	—	253	—	—
Balance, June 30, 2019	$60,785	109,809	(14,969)	3,120	(37,175)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited; Dollars in Millions)

Fiscal Second Quarter Ended July 1, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, April 1, 2018	$63,255	104,339	(12,608)	3,120	(31,596)
Cumulative Adjustment to retained earnings	—	—	—	—	—
Net earnings	3,954	3,954	—	—	—
Cash dividends paid ($0.90 per share)	(2,415)	(2,415)	—	—	—
Employee compensation and stock option plans	409	245	—	—	164
Repurchase of common stock	(145)	—	—	—	(145)
Other	—	—	—	—	—
Other comprehensive income (loss), net of tax	(2,169)	—	(2,169)	—	—
Balance, July 1, 2018	$62,889	106,123	(14,777)	3,120	(31,577)

Fiscal Six Months Ended July 1, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2017	$60,160	101,793	(13,199)	3,120	(31,554)
Cumulative Adjustment to retained earnings	1,264	1,496	(232)	—	—
Net earnings	8,321	8,321	—	—	—
Cash dividends paid ($1.74 per share)	(4,668)	(4,668)	—	—	—
Employee compensation and stock option plans	760	(806)	—	—	1,566
Repurchase of common stock	(1,589)	—	—	—	(1,589)
Other	(13)	(13)	—	—	—
Other comprehensive income (loss), net of tax	(1,346)	—	(1,346)	—	—
Balance, July 1, 2018	$62,889	106,123	(14,777)	3,120	(31,577)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,356	8,321
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,466	3,463
Stock based compensation	572	580
Asset write-downs	989	27
Net gain on sale of assets/businesses	(2,079)	(443)
Deferred tax provision	(694)	(285)
Accounts receivable allowances	1	(16)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(336)	(989)
Increase in inventories	(423)	(491)
Decrease in accounts payable and accrued liabilities	(444)	(49)
Increase in other current and non-current assets	(862)	(267)
Decrease in other current and non-current liabilities	(55)	(166)

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,491	9,685

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,493)	(1,533)
Proceeds from the disposal of assets/businesses, net	3,018	870
Acquisitions, net of cash acquired	(5,346)	(222)
Purchases of investments	(1,517)	(951)
Sales of investments	2,132	743
Other	1	(33)

NET CASH USED BY INVESTING ACTIVITIES	(3,205)	(1,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(4,918)	(4,668)
Repurchase of common stock	(4,692)	(1,589)
Proceeds from short-term debt	15	27
Retirement of short-term debt	(12)	(2,433)
Proceeds from long-term debt, net of issuance costs	1	3
Retirement of long-term debt	(1,005)	(9)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	463	162
Other	98	(137)

NET CASH USED BY FINANCING ACTIVITIES	(10,050)	(8,644)

Effect of exchange rate changes on cash and cash equivalents	33	(170)
Decrease in cash and cash equivalents	(3,731)	(255)
Cash and Cash equivalents, beginning of period	18,107	17,824
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,376	17,569

Acquisitions
Fair value of assets acquired	$6,744	334
Fair value of liabilities assumed and noncontrolling interests	(1,398)	(112)
Net cash paid for acquisitions	$5,346	222

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

Maturity of Lease Liabilities related to Operating Lease
The minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2019 are:

(Dollars in Millions)	Operating Leases
2019 (for the remainder of fiscal 2019)	$185
2020	245
2021	201
2022	156
2023	98
After 2023	214
Total lease payments	1,099
Less: Interest	88
Present Value of lease liabilities	$1,011

The Weighted Average Remaining Lease Term and discount rate:
Operating leases                        6.2 years
Weighted Average Discount Rate                3%
For the fiscal second quarter and first fiscal six months ended June 30, 2019, the operating lease costs were $50 million and $124 million, respectively. Cash paid for amounts included in the measurement of lease liabilities were $76 million and $147 million for the fiscal second quarter and fiscal six months of 2019, respectively. Other supplemental information related to these leases are as follows:
Supplemental balance sheet information (for the fiscal first quarter ended June 30, 2019):

(Dollars in Millions)
Non-current operating lease right-of-use assets	$980
Current operating lease liabilities	262
Non-current Operating lease liabilities	749
Total operating lease liabilities	$1,011

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
Not Adopted as of June 30, 2019
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

NOTE 2 — INVENTORIES

(Dollars in Millions)	June 30, 2019	December 30, 2018
Raw materials and supplies	$1,198	1,114
Goods in process	2,024	2,109
Finished goods	6,041	5,376
Total inventories(1)	$9,263	8,599

(1) The balance as of June 30, 2019, does not include the assets held for sale related to the strategic collaboration with Jabil Inc. of approximately $0.2 billion. The balance as of December 30, 2018, does not include the assets held for sale related to the divestiture of the Advanced Sterilization Products (ASP) business of approximately $0.2 billion and $0.3 billion related to the strategic collaboration with Jabil Inc.

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

(Dollars in Millions)	June 30, 2019	December 30, 2018
Intangible assets with definite lives:
Patents and trademarks — gross	$36,582	35,194
Less accumulated amortization	11,500	9,784
Patents and trademarks — net	25,082	25,410
Customer relationships and other intangibles — gross	21,862	21,334
Less accumulated amortization	8,874	8,323
Customer relationships and other intangibles — net	12,988	13,011
Intangible assets with indefinite lives:
Trademarks	6,939	6,937
Purchased in-process research and development (1)	4,323	2,253
Total intangible assets with indefinite lives	11,262	9,190
Total intangible assets — net	$49,332	47,611

(1)In the fiscal first quarter of 2019, the Company recorded an IPR&D impairment charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. A partial impairment charge of $0.8 billion was previously recorded in the fiscal third quarter of 2018 related to the development program of AL-8176. In the fiscal second quarter of 2019, the Company completed the acquisition of Auris Health, Inc. and recorded an in-process research and development intangible asset of $2.9 billion.

Goodwill as of June 30, 2019 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices	Total
Goodwill, net at December 30, 2018	$8,670	9,063	12,720	30,453
Goodwill, related to acquisitions	1,196	—	2,019	3,215
Currency translation/Other	(49)	41	1	(7)
Goodwill, net at June 30, 2019	$9,817	9,104	14,740	33,661

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion for each of the fiscal second quarters ended June 30, 2019 and July 1, 2018. The amortization expense of amortizable intangible assets included in cost of products sold was $2.2 billion for each of the fiscal six months ended June 30, 2019 and July 1, 2018. The estimated amortization expense for the five succeeding years approximates $4.4 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of June 30, 2019, the total amount of collateral paid under the credit support agreements (CSA) amounted to $384 million, net. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of June 30, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $49.7 billion, $15.3 billion and $0.5 billion, respectively. As of December 30, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.1 billion, $7.3 billion and $0.5 billion, respectively.

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

As of June 30, 2019, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $341 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended in 2019 and 2018:

	June 30, 2019					July 1, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	1	—	—	—	—	5	—
Derivatives designated as hedging instruments	—	—	—	(1)	—	—	—	—	(5)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	39	—	—	—	—	2	—
Amount of gain or (loss) recognized in AOCI	—	—	—	39	—	—	—	—	2	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(14)	(101)	36	—	2	17	76	(14)	—	(10)

Amount of gain or (loss) recognized in AOCI	—	(50)	18	—	(3)	(49)	(57)	21	—	3

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	64	—	—		—	32	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	82	—	—	—	—	19	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended in 2019 and 2018:

	June 30, 2019					July 1, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	1	—	—	—	—	10	—
Derivatives designated as hedging instruments	—	—	—	(1)	—	—	—	—	(10)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	78	—	—	—	—	2	—
Amount of gain or (loss) recognized in AOCI	—	—	—	78	—	—	—	—	2	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(35)	(136)	(103)	—	8	46	78	(252)	—	(21)

Amount of gain or (loss) recognized in AOCI	(6)	(346)	(92)	—	10	(18)	(54)	(216)	—	(15)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	118	—	—	—	—	72	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	140	—	—	—	—	76	—

As of June 30, 2019, and December 30, 2018, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	June 30, 2019	December 30, 2018	June 30, 2019	December 30, 2018
Current Portion of Long-term Debt	$498	494	1	5
Long-term Debt	—	—	—	—

The following table is the effect of derivatives not designated as hedging instrument for the fiscal second quarter and fiscal six months ended in 2019 and 2018:
		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Foreign Exchange Contracts	Other (income) expense	$(50)	(53)	(88)	(72)

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2019 and 2018

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
Debt	$(57)	306	Other (income) expense	—	—
Cross Currency interest rate swaps	$(57)	37	Other (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2019 and 2018:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
Debt	$14	156	Other (income) expense	—	—
Cross Currency interest rate swaps	$313	37	Other (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	December 30, 2018			June 30, 2019
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$511	292	160	963	963

Equity Investments without readily determinable value	$681	(23)	19	677	677

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $22 million of the decrease in the fair value reflected in net income were the result of impairments. There was a $1 million decrease in the fair value reflected in net income due to changes in observable prices.

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

The fair value of a derivative financial instrument (i.e., forward foreign exchange contracts, interest rate contracts) is the aggregation by currency of all future cash flows discounted to its present value at the prevailing market interest rates and subsequently converted to the U.S. Dollar at the current spot foreign exchange rate. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on the Company’s results of operations, cash flows or financial position. The Company also holds equity investments which are classified as Level 1 and debt securities which are classified as Level 2. The Company holds acquisition related contingent liabilities based upon certain regulatory and commercial events, which are classified as Level 3, whose values are determined using discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant judgment or estimations.

The following three levels of inputs are used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of June 30, 2019 and December 30, 2018 were as follows:

	June 30, 2019				December 30, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	251	—	251	501
Interest rate contracts (2)(4)	—	325	—	325	161
Total	—	576	—	576	662
Liabilities:
Forward foreign exchange contracts	—	481	—	481	548
Interest rate contracts (3)(4)	—	394	—	394	292
Total	—	875	—	875	840
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	23	—	23	32
Liabilities:
Forward foreign exchange contracts	—	55	—	55	32
Other Investments:
Equity investments (5)	963	—	—	963	511
Debt securities(6)	$—	2,767	—	2,767	9,734
Other Liabilities
Contingent consideration (7)			1,479	1,479	335

Gross to Net Derivative Reconciliation	June 30, 2019	December 30, 2018
(Dollars in Millions)
Total Gross Assets	$599	694
Credit Support Agreement (CSA)	(437)	(423)
Total Net Asset	162	271

Total Gross Liabilities	930	872
Credit Support Agreement (CSA)	(821)	(605)
Total Net Liabilities	$109	267

(1)
December 30, 2018 assets and liabilities are all classified as Level 2 with the exception of equity investments of $511 million, which are classified as Level 1 and $335 million, classified as Level 3.

(2)	Includes $6 million of non-current other assets as of December 30, 2018.

(3)	Includes $1 million and $3 million of non-current other liabilities as of June 30, 2019 and December 30, 2018, respectively.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets. The carrying amount of the equity investments were $963 million and $511 million as of June 30, 2019 and December 30, 2018, respectively.

(6)	Classified within cash equivalents and current marketable securities.

(7)
Includes $1,370 million (primarily related to Auris Health) and $335 million, classified as non-current other liabilities as of June 30, 2019 and December 30, 2018, respectively. Includes $109 million classified as current liabilities as of June 30, 2019

The Company's cash, cash equivalents and current marketable securities as of June 30, 2019 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,615	—	2,615	2,615
Other sovereign securities(1)	380	—	380	380
U.S. reverse repurchase agreements	7,014	—	7,014	7,014
Other reverse repurchase agreements	219	—	219	219
Corporate debt securities(1)	264	—	264	264
Money market funds	1,368	—	1,368	1,368
Time deposits(1)	651	—	651	651
Subtotal	12,511	—	12,511	12,511	—

		Unrealized Gain
Government securities	2,501	1	2,502	1,845	657
Other sovereign securities	—	—	—	—	—
Corporate debt securities	265	—	265	20	245
Subtotal available for sale debt(2)	$2,766	1	2,767	1,865	902
Total cash, cash equivalents and current marketable securities	$15,277	1	15,278	14,376	902
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal year ended December 30, 2018 the carrying amount was the same as the estimated fair value.

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

The contractual maturities of the available for sale securities as of June 30, 2019 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$2,711	2,712
Due after one year through five years	55	55
Due after five years through ten years	—	—
Total debt securities	$2,766	2,767

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of June 30, 2019:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$1,719	1,739

Non-Current Debt
3% Zero Coupon Convertible Subordinated Debentures due in 2020	52	99
1.950% Notes due 2020	499	498
2.95% Debentures due 2020	548	554
3.55% Notes due 2021	449	462
2.45% Notes due 2021	349	353
1.65% Notes due 2021	999	993
0.250% Notes due 2022 (1B Euro 1.1364)	1,134	1,150
2.25% Notes due 2022	997	1,004
6.73% Debentures due 2023	250	298
3.375% Notes due 2023	805	852
2.05% Notes due 2023	498	498
0.650% Notes due 2024 (750MM Euro 1.1364)	849	882
5.50% Notes due 2024 (500 MM GBP 1.2709)	631	770
2.625% Notes due 2025	748	762
2.45% Notes due 2026	1,992	2,024
2.95% Notes due 2027	996	1,032
2.90% Notes due 2028	1,493	1,541
1.150% Notes due 2028 (750MM Euro 1.1364)	845	916
6.95% Notes due 2029	297	414
4.95% Debentures due 2033	498	618
4.375% Notes due 2033	856	1,008
1.650% Notes due 2035 (1.5B Euro 1.1364)	1,688	1,910
3.55% Notes due 2036	988	1,049
5.95% Notes due 2037	992	1,377
3.625% Notes due 2037	1,487	1,592
3.40% Notes due 2038	990	1,032
5.85% Debentures due 2038	696	946
4.50% Debentures due 2040	538	635
4.85% Notes due 2041	297	364
4.50% Notes due 2043	495	594
3.70% Notes due 2046	1,973	2,144
3.75% Notes due 2047	991	1,089
3.50% Notes due 2048	742	778
Other	37	37
Total Non-Current Debt	$27,699	30,275

The weighted average effective interest rate on non-current debt is 3.19%.

The excess of the estimated fair value over the carrying value of debt was $0.3 billion at December 30, 2018.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the first fiscal six months of 2019 and 2018 were 18.4% and 20.4%, respectively. The U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law effective January 1, 2018. This law reduced the U.S. statutory corporate tax rate from 35% to 21%, eliminated or reduced certain corporate income tax deductions and introduced a tax on Global Intangible Low-Taxed Income (GILTI) and a Base Erosion and Anti Abuse Tax (BEAT). During the first fiscal six months of 2018, the Company estimated the impact of these changes based on the best information and guidance available at that time. Subsequent U.S. Treasury guidance on the application of these provisions allowed the Company to better refine these calculations for fiscal year 2018 and when combined with the election to account for GILTI under the deferred method reduced the first fiscal six months of 2019 effective income tax rate by approximately 2.5% versus the first fiscal six months of 2018. This reduction was partially offset by the Company having more income in higher tax jurisdictions relative to lower tax jurisdictions, including the one-time impact of the ASP divestiture, which was primarily taxed in the U.S., as compared to the same period in 2018.

As of June 30, 2019, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that audits may be completed by tax authorities in some jurisdictions over the next twelve months. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to uncertain tax positions. With respect to the United States, the IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company currently expects substantial completion of this audit within the next twelve months. The outcome from this tax audit may result in adjustments to the Company’s current estimates that may have a material impact on the Company’s current and future operating results or cash flows in the period that the audit is substantially completed.

Swiss Tax Reform
On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals and subsequently announced the TRAF will become effective on January 1, 2020. In the fiscal third quarter of 2019, the Swiss Federal Council enacted TRAF.
TRAF provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for multinational companies. The new cantonal tax parameters include favorable tax benefits for patents and an additional research and development tax deduction to encourage investment. The cantons are required to implement new local legislation by January 1, 2020 or the new federal law will be directly applied.
The significant cantons in which the Company operates have not yet enacted legislation in response to TRAF. The transitional provisions of TRAF are also expected to allow companies to elect tax basis adjustments to fair value which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The adjustment in the Company’s asset tax basis will likely require review and approval by the federal and cantonal tax agencies. The Company has not yet applied for the adjustment to the tax basis.
As TRAF was not enacted as of June 30, 2019, the Company has not reflected the financial impacts in its fiscal second quarter results. The Company estimates the impact of revaluing its deferred tax assets and liabilities as a result of Swiss Federal enactment of TRAF, without consideration of future cantonal tax rate changes or the transitional provisions, to result in an incremental tax expense between $0.3 billion to $0.5 billion in the fiscal third quarter of 2019. The financial impact of the future cantonal tax rate changes or the transitional provisions cannot currently be reasonably estimated but may result in a material impact to the future results of the Company.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company’s defined benefit retirement plans and other benefit plans for the fiscal second quarters and the first fiscal six months of 2019 and 2018 include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$277	309	69	68	553	618	137	135
Interest cost	274	249	46	38	549	501	92	75
Expected return on plan assets	(581)	(554)	(1)	(2)	(1,164)	(1,114)	(3)	(4)
Amortization of prior service cost/(credit)	1	—	(8)	(8)	2	1	(16)	(16)
Recognized actuarial losses	146	213	33	31	290	428	65	61
Curtailments and settlements	8	—	—	—	7	(2)	—	—
Net periodic benefit cost	$125	217	139	127	237	432	275	251

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal six months ended June 30, 2019, the Company contributed $42 million and $87 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 30, 2018	$(8,869)	—	(6,158)	(195)	(15,222)
Net change	92	1	306	(146)	253
June 30, 2019	$(8,777)	1	(5,852)	(341)	(14,969)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal second quarters and the first fiscal six months ended June 30, 2019 and July 1, 2018:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic net earnings per share	$2.11	1.47	3.52	3.10
Average shares outstanding — basic	2,652.5	2,682.3	2,656.7	2,682.2
Potential shares exercisable under stock option plans	140.8	127.5	138.6	141.8
Less: shares which could be repurchased under treasury stock method	(102.3)	(89.3)	(99.0)	(96.3)
Convertible debt shares	0.7	0.8	0.7	0.8
Average shares outstanding — diluted	2,691.7	2,721.3	2,697.0	2,728.5
Diluted net earnings per share	$2.08	1.45	3.47	3.05

The diluted net earnings per share calculation for both the fiscal second quarters ended June 30, 2019 and July 1, 2018 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal second quarter ended June 30, 2019 excluded an insignificant number of shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal second quarter ended July 1, 2018 excluded 17 million shares related to stock options, as the exercise price of these options was greater than their average market value.

The diluted net earnings per share calculation for the fiscal six months ended June 30, 2019 and July 1, 2018 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal six months ended June 30, 2019 excluded an insignificant number of shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal six months ended July 1, 2018 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2019	July 1, 2018	Percent Change	June 30, 2019	July 1, 2018	Percent Change

CONSUMER
Baby Care
U.S.	$99	89	11.5%	$186	186	(0.2)%
International	344	367	(6.3)	651	727	(10.5)
Worldwide	443	456	(2.8)	837	913	(8.4)
Beauty
U.S.	663	637	4.1	1,251	1,248	0.3
International	539	472	14.1	1,041	945	10.1
Worldwide	1,202	1,109	8.4	2,292	2,193	4.5
Oral Care
U.S.	155	157	(1.6)	306	314	(2.5)
International	234	236	(0.7)	450	458	(1.7)
Worldwide	389	393	(1.1)	756	772	(2.0)
OTC
U.S.	484	454	6.6	991	919	7.8
International	580	612	(5.1)	1,160	1,219	(4.9)
Worldwide	1,064	1,066	(0.1)	2,151	2,138	0.6
Women's Health
U.S.	3	4	(10.3)	6	7	(3.7)
International	250	276	(9.5)	472	516	(8.6)
Worldwide	253	280	(9.5)	478	523	(8.5)
Wound Care/Other
U.S.	132	135	(1.9)	234	238	(1.5)
International	61	65	(6.4)	114	125	(8.9)
Worldwide	193	200	(3.4)	348	363	(4.0)
TOTAL CONSUMER
U.S.	1,537	1,476	4.1	2,975	2,912	2.2
International	2,007	2,028	(1.0)	3,887	3,990	(2.6)
Worldwide	3,544	3,504	1.2	6,862	6,902	(0.6)

PHARMACEUTICAL
Immunology
U.S.	2,379	2,317	2.7	4,542	4,317	5.2
International	1,087	1,021	6.3	2,175	2,063	5.4
Worldwide	3,466	3,338	3.8	6,717	6,380	5.3
REMICADE®
U.S.	801	918	(12.7)	1,575	1,834	(14.1)
U.S. Exports	62	104	(40.3)	138	246	(43.9)
International	244	298	(18.5)	496	629	(21.2)
Worldwide	1,107	1,320	(16.2)	2,209	2,709	(18.5)
SIMPONI / SIMPONI ARIA®
U.S.	281	274	2.7	544	498	9.1
International	282	274	2.7	543	568	(4.4)
Worldwide	563	548	2.7	1,087	1,066	1.9
STELARA®
U.S.	1,058	919	15.2	1,940	1,571	23.5
International	499	422	18.1	1,022	831	23.0
Worldwide	1,558	1,341	16.1	2,963	2,402	23.3
TREMFYA®
U.S.	176	102	72.3	344	168	*
International	59	24	*	108	30	*
Worldwide	235	126	86.5	452	198	*
OTHER IMMUNOLOGY
U.S.	—	—	—	—	—	—
International	3	3	27.7	6	5	23.6
Worldwide	3	3	27.7	6	5	23.6

Infectious Diseases
U.S.	387	328	17.8	744	661	12.5
International	475	521	(8.7)	964	1,018	(5.3)
Worldwide	862	849	1.5	1,708	1,679	1.7
EDURANT® / rilpivirine
U.S.	12	15	(15.8)	24	29	(17.3)
International	198	196	0.5	397	392	1.4
Worldwide	210	211	(0.6)	421	421	0.1
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	344	277	24.2	659	550	19.9
International	191	215	(11.1)	399	420	(5.0)
Worldwide	535	492	8.7	1,058	970	9.1
OTHER INFECTIOUS DISEASES
U.S.	31	36	(16.6)	61	82	(26.0)
International	86	110	(20.8)	168	206	(18.6)
Worldwide	117	146	(19.7)	229	288	(20.7)

Neuroscience
U.S.	664	639	3.8	1,387	1,263	9.8
International	875	889	(1.6)	1,780	1,824	(2.4)
Worldwide	1,538	1,528	0.6	3,167	3,087	2.6
CONCERTA® / methylphenidate
U.S.	15	68	(78.6)	112	134	(16.4)
International	123	115	6.2	239	222	7.3
Worldwide	137	183	(25.2)	351	356	(1.6)
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	506	438	15.6	989	838	18.1
International	312	282	10.4	619	578	7.0
Worldwide	818	720	13.6	1,608	1,416	13.6
RISPERDAL CONSTA®
U.S.	81	80	0.8	158	162	(3.0)
International	101	108	(6.5)	203	222	(8.4)
Worldwide	182	188	(3.4)	361	384	(6.2)
OTHER NEUROSCIENCE
U.S.	62	53	16.1	128	129	(0.4)
International	340	384	(11.5)	719	802	(10.3)
Worldwide	401	437	(8.1)	847	931	(8.9)

Oncology
U.S.	1,013	1,085	(6.6)	1,975	2,018	(2.1)
International	1,684	1,371	22.8	3,240	2,749	17.9
Worldwide	2,697	2,456	9.8	5,215	4,767	9.4
DARZALEX®
U.S.	369	298	24.4	721	562	28.5
International	405	213	89.5	682	381	78.7
Worldwide	774	511	51.6	1,403	943	48.8
IMBRUVICA®
U.S.	367	250	47.0	716	477	50.2
International	463	370	25.3	898	730	23.1
Worldwide	831	620	34.1	1,615	1,207	33.8
VELCADE®
U.S.	—	—	—	—	—	—
International	224	280	(20.1)	487	593	(17.9)
Worldwide	224	280	(20.1)	487	593	(17.9)
ZYTIGA® / abiraterone acetate
U.S.	198	486	(59.4)	383	893	(57.1)
International	500	423	18.0	994	861	15.4
Worldwide	698	909	(23.3)	1,377	1,754	(21.5)
OTHER ONCOLOGY
U.S.	78	51	50.5	154	86	77.7
International	92	85	8.8	179	184	(2.5)
Worldwide	170	136	24.7	333	270	23.2

Pulmonary Hypertension
U.S.	439	429	2.2	869	790	10.0
International	251	236	6.7	477	460	3.7
Worldwide	690	665	3.8	1,346	1,250	7.7
OPSUMIT®
U.S.	203	180	12.8	375	329	14.2
International	146	131	11.5	279	253	10.3
Worldwide	348	311	12.3	654	582	12.5
TRACLEER®
U.S.	41	71	(41.8)	102	139	(26.3)
International	62	72	(14.5)	118	144	(18.7)
Worldwide	103	143	(28.0)	220	283	(22.4)
UPTRAVI®
U.S.	175	155	13.4	351	279	25.9
International	28	16	62.5	50	32	53.1
Worldwide	203	171	18.2	401	311	28.7
OTHER
U.S.	20	23	(18.2)	41	43	(8.4)
International	16	17	3.7	31	31	4.1
Worldwide	37	40	(9.6)	72	74	(3.4)

Cardiovascular / Metabolism / Other
U.S.	902	1,101	(18.1)	1,849	2,204	(16.1)
International	373	417	(10.5)	771	831	(7.2)
Worldwide	1,275	1,518	(16.0)	2,620	3,035	(13.7)
XARELTO®
U.S.	549	679	(19.2)	1,091	1,257	(13.2)
International	—	—	—	—	—	—
Worldwide	549	679	(19.2)	1,091	1,257	(13.2)
INVOKANA® / INVOKAMET®
U.S.	132	169	(21.2)	286	373	(23.2)
International	43	46	(6.0)	92	90	2.6
Worldwide	177	215	(17.9)	379	463	(18.2)
PROCRIT® / EPREX®
U.S.	113	156	(27.5)	261	345	(24.3)
International	70	80	(13.4)	148	167	(11.7)
Worldwide	183	236	(22.7)	409	512	(20.2)
OTHER
U.S.	107	97	9.3	211	229	(8.2)
International	260	291	(10.5)	531	574	(7.5)
Worldwide	368	388	(5.5)	742	803	(7.7)

TOTAL PHARMACEUTICAL
U.S.	5,783	5,899	(2.0)	11,365	11,253	1.0
International	4,746	4,455	6.5	9,408	8,945	5.2
Worldwide	10,529	10,354	1.7	20,773	20,198	2.8

MEDICAL DEVICES
Diabetes Care
U.S.	—	129	*	—	246	*
International	—	226	*	—	448	*
Worldwide	—	355	*	—	694	*
Interventional Solutions
U.S.	366	323	13.7	709	627	13.2
International	385	344	11.6	774	680	13.7
Worldwide	750	667	12.6	1,482	1,307	13.4
Orthopaedics
U.S.	1,331	1,332	(0.1)	2,649	2,639	0.4
International	894	930	(3.8)	1,779	1,873	(5.0)
Worldwide	2,224	2,262	(1.6)	4,428	4,512	(1.9)
HIPS
U.S.	216	211	2.1	429	420	2.1
International	147	149	(0.7)	295	303	(2.3)
Worldwide	364	360	0.9	725	723	0.3
KNEES
U.S.	218	229	(4.8)	441	457	(3.5)
International	153	153	0.4	299	312	(4.0)
Worldwide	372	382	(2.8)	741	769	(3.7)
TRAUMA
U.S.	407	394	3.3	824	801	2.9
International	265	281	(5.9)	533	570	(6.5)
Worldwide	672	675	(0.6)	1,357	1,371	(1.0)
SPINE & OTHER
U.S.	490	498	(1.5)	955	961	(0.6)
International	328	347	(5.3)	651	688	(5.4)
Worldwide	818	845	(3.1)	1,606	1,649	(2.6)
Surgery
U.S.	926	1,022	(9.5)	1,927	2,015	(4.4)
International	1,427	1,493	(4.4)	2,821	2,923	(3.5)
Worldwide	2,353	2,515	(6.5)	4,748	4,938	(3.9)
ADVANCED
U.S.	396	402	(1.7)	800	795	0.6
International	633	603	5.0	1,209	1,176	2.8
Worldwide	1,029	1,005	2.3	2,009	1,971	1.9
GENERAL
U.S.	443	436	1.6	868	859	1.0
International	674	733	(7.9)	1,339	1,437	(6.8)
Worldwide	1,119	1,169	(4.3)	2,208	2,296	(3.9)
SPECIALTY
U.S.	87	184	(53.1)	259	361	(28.3)
International	120	157	(23.7)	273	310	(12.1)
Worldwide	206	341	(39.6)	531	671	(20.8)

Vision
U.S.	461	459	0.4	907	899	1.0
International	701	714	(2.0)	1,383	1,389	(0.5)
Worldwide	1,161	1,173	(1.0)	2,290	2,288	0.1
CONTACT LENSES / OTHER
U.S.	333	320	3.9	654	629	4.0
International	509	524	(2.9)	1,011	1,022	(1.0)
Worldwide	842	844	(0.3)	1,666	1,651	0.9
SURGICAL
U.S.	128	139	(7.7)	253	270	(6.1)
International	191	190	0.7	371	367	1.0
Worldwide	319	329	(2.8)	624	637	(2.0)

TOTAL MEDICAL DEVICES
U.S.	3,083	3,265	(5.6)	6,192	6,426	(3.6)
International	3,406	3,707	(8.1)	6,756	7,313	(7.6)
Worldwide	6,489	6,972	(6.9)	12,948	13,739	(5.7)

WORLDWIDE
U.S.	10,403	10,640	(2.2)	20,532	20,591	(0.3)
International	10,159	10,190	(0.3)	20,051	20,248	(1.0)
Worldwide	$20,562	20,830	(1.3)%	$40,583	40,839	(0.6)%

*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2019	July 1, 2018	Percent Change	June 30, 2019	July 1, 2018	Percent Change
Consumer (1)	$406	829	(51.0)%	$1,147	1,377	(16.7)%
Pharmaceutical(2)	3,677	3,651	0.7	6,008	7,317	(17.9)
Medical Devices(3)	3,189	796	*	4,686	2,375	97.3
Segment earnings before provision for taxes	7,272	5,276	37.8	11,841	11,069	7.0
Less: Expense not allocated to segments (4)	231	303		378	615
Worldwide income before tax	$7,041	4,973	41.6%	$11,463	10,454	9.7%

*Percentage greater than 100%

(1) Includes a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd. (Dr. Ci: Labo) in the fiscal six months of 2019. Includes a gain of $0.3 billion from the divestiture of NIZORAL® in the fiscal second quarter and six months of 2018. Includes amortization expense of $0.1 billion and $0.1 billion in the fiscal second quarters and $0.2 billion and $0.1 billion in the fiscal six months of 2019 and 2018, respectively. Includes litigation expense of $0.2 billion in the fiscal second quarter and fiscal six months of 2019.

(2) Includes an unrealized gain on securities of $0.2 billion and Actelion acquisition related costs of $0.1 billion in the fiscal second quarter of 2019. Includes an unrealized gain on securities of $0.3 billion, an in-process research and development expense of $0.9 billion related to the Alios asset, a research and development expense of $0.3 billion for an upfront payment related to argenx, litigation expense of $0.4 billion, and Actelion acquisition related costs of $0.1 billion in the fiscal six months of 2019. Includes Actelion acquisition related costs of $0.1 billion and $0.2 billion in the fiscal second quarter and fiscal six months of 2018, respectively and a gain of $0.1 billion from the divestiture of PANCREASE® in the fiscal second quarter and six months of 2018. Includes amortization expense of $0.8 billion and $0.8 billion in the fiscal second quarters and $1.6 billion and $1.5 billion in the fiscal six months of 2019 and 2018, respectively.

(3) Includes a gain of $2.0 billion from the divestiture of the ASP business in the fiscal second quarter and six months of 2019. Includes a restructuring related charge of $0.1 billion and $0.1 billion in the fiscal second quarters of 2019 and 2018, respectively and $0.1 billion and $0.2 billion in the fiscal six months of 2019 and 2018, respectively. Includes litigation expense of $0.2 billion and $0.7 billion in the fiscal second quarters of 2019 and 2018, respectively and $0.3 billion and $0.7 billion in the fiscal six months of 2019 and 2018, respectively. Includes amortization expense of $0.2 billion and $0.3 billion in the fiscal second quarters of 2019 and 2018, respectively and $0.5 billion and $0.5 billion in the fiscal six months of 2019 and 2018, respectively.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2019	July 1, 2018	Percent Change	June 30, 2019	July 1, 2018	Percent Change
United States	$10,403	10,640	(2.2)%	$20,532	20,591	(0.3)%
Europe	4,733	4,810	(1.6)	9,342	9,607	(2.8)
Western Hemisphere, excluding U.S.	1,455	1,540	(5.5)	2,958	3,107	(4.8)
Asia-Pacific, Africa	3,971	3,840	3.4	7,751	7,534	2.9
Total	$20,562	20,830	(1.3)%	$40,583	40,839	(0.6)%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

On April 1, 2019, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health was a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company treated this transaction as a business combination and included it in the Medical Devices segment. The fair value of the acquisition was allocated primarily to amortizable and non-amortizable intangible assets, primarily IPR&D, for $3.0 billion, goodwill for $2.0 billion, marketable securities of $0.2 billion and liabilities assumed of $1.8 billion, which includes the fair value of the contingent payments mentioned above, subject to any subsequent valuation adjustments within the measurement period. The fair value of the contingent consideration was $1.1 billion. A probability of success factor ranging from 55% to 95% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied was approximately 10%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.

On April 1, 2019, the Company completed the divestiture of its ASP business to Fortive Corporation for an aggregate value of approximately $2.8 billion, consisting of $2.7 billion of cash proceeds and $0.1 billion of retained net receivables. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $2.0 billion.

On October 23, 2018, the Company entered into an agreement to acquire Ci:z Holdings Co., Ltd., (DR.CI:LABO) a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products for a total purchase price of approximately ¥230 billion, which equates to approximately $2.1 billion, using the exchange rate of 109.06 Japanese Yen to each U.S. Dollar on January 16, 2019. The acquisition was completed on January 17, 2019, through a series of transactions that included an all-cash tender offer to acquire the publicly held shares not already held by the Company for ¥5,900 per share. The Company previously held a 20% ownership in Ci:z Holdings Co., Ltd. As of June 2019, the Company became the legal owner of Ci:z Holdings with the completion of the tender offer procedure in Japan. The acquired company was then delisted from the Tokyo Stock Exchange. Additionally, in the fiscal first quarter of 2019, the Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd.

The Company treated this transaction as a business combination and included it in the Consumer segment. On June 30, 2019, the fair value of the acquisition was allocated primarily to amortizable intangible assets for $1.5 billion, goodwill for $1.2 billion and liabilities assumed of $0.5 billion subject to any subsequent valuation adjustments within the measurement period. The adjustments made since the date of acquisition were $0.1 billion to the intangible assets with the offset to goodwill. The amortizable intangible assets were comprised of brand/trademarks and customer relationships with a weighted average life of 15.3 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.

During the fiscal third quarter of 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of employees and manufacturing sites. Certain manufacturing sites were transferred to Jabil in the first fiscal six months of 2019 and additional sites are expected to transfer in the remainder of 2019.  As of June 30, 2019, the assets held for sale on the Consolidated Balance Sheet were $0.2 billion of inventory. For additional details on the global supply chain restructuring see Note 12 to the Consolidated Financial Statements.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of June 30, 2019, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of June 30, 2019, in the United States there were approximately 1,500 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,500 with respect to the PINNACLE® Acetabular Cup System; 24,800 with respect to pelvic meshes; 13,400 with respect to RISPERDAL®; 31,700 with respect to XARELTO®; 15,500 with respect to body powders containing talc; 1,000 with respect to INVOKANA®; and 2,900 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Southern District of West Virginia. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In Australia, a trial of class action issues has been completed and the parties are awaiting a decision. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH® Flexible Composite Mesh, claims for personal injury have been made against Ethicon, Inc. and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device.  Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) has also been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. Along with ETHICON PHYSIOMESH® lawsuits, there were a number of filings related to the PROCEED® Mesh and PROCEED® Ventral Patch products. In March 2019, the New Jersey Supreme Court entered an order consolidating all PROCEED® and PROCEED® Ventral Patch cases as an MCL in Atlantic County Superior Court. Product liability lawsuits continue to be filed, and the

Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch products.

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

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI's collaboration partner for XARELTO® Bayer AG and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in California. Class action lawsuits also have been filed in Canada. In March 2019, the Company announced an agreement in principle to the settle the XARELTO® cases in the United States; such agreement was finalized and executed in May 2019 establishing a United States settlement program. The Company has established accruals for the costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, as well as outside the United States. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. In the multi-district litigation, the parties have moved to exclude experts, known as Daubert motions. The Court began conducting Daubert hearings in mid-July 2019. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in July 2018 of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual for defense costs only in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, “Imerys”) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Imerys Bankruptcy"). The Imerys Bankruptcy relates to potential liability on account of Imerys’s sales of talc, including to the Company for the Company’s body powders. In its bankruptcy filing, Imerys noted certain claims it alleged it had against the Company for indemnification and rights to joint insurance proceeds. Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company has petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the “related to” jurisdictional provisions of the Bankruptcy Code. The Company's petition was denied and the state court talc lawsuits that have been removed to federal court on such basis will be remanded.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result.  Plaintiffs are seeking damages.  In October 2018, a shareholder derivative lawsuit was filed against Johnson & Johnson as the nominal defendant and its current directors as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches.  Plaintiff is seeking damages and an order for the Company to reform its internal policies and procedures.  In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder.  Plaintiffs are seeking damages and injunctive relief. A lawsuit is pending in the United

States District Court for the Central District of California alleging violations of Proposition 65, California’s Unfair Competition Law and False Advertising Law. In June 2019, plaintiffs filed a motion for voluntary dismissal of this Proposition 65 action and the Company opposed such motion to the extent it would allow plaintiffs’ counsel to refile such claims with new plaintiffs.
In addition, the Company has received preliminary inquiries and subpoenas to produce documents regarding these matters from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice, the Securities and Exchange Commission and the U.S. Congressional Subcommittee on Economic and Consumer Policy. The Company is cooperating with these government inquiries and continues to produce documents in response.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. Lawsuits filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in various state courts including Pennsylvania and Louisiana. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company's accruals.

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

Medical Devices
In June 2009, Rembrandt Vision Technologies, L.P. (Rembrandt) filed a patent infringement lawsuit against Johnson & Johnson Vision Care, Inc. (JJVCI) in the United States District Court for the Eastern District of Texas alleging that JJVCI's manufacture and sale of its ACUVUE® ADVANCE and ACUVUE OASYS® Hydrogel Contact Lenses infringed Rembrandt’s United States Patent No. 5,712,327 and seeking monetary relief. The case was transferred to the United States District Court for the Middle District of Florida, where a trial in May 2012 resulted in a verdict of non-infringement that was subsequently upheld on appeal. In July 2014, Rembrandt sought a new trial based on alleged new evidence, which the district court denied. In April 2016, the Court of Appeals overturned that ruling and remanded the case to the district court for a new trial. A new trial was held in August 2017, and the jury returned a verdict of non-infringement in favor of JJVCI. Rembrandt has appealed the verdict to the United States Court of Appeals for the Federal Circuit (CAFC). In February 2019, the CAFC affirmed the judgment in favor of JJVCI. In May 2019, the district court awarded costs in favor of JJVCI.

In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Medinol is seeking damages and attorneys’ fees. Although Johnson & Johnson has since sold Cordis, it has retained liability for this case. After the trial in January 2014, the district court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the district court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases. In April 2018, the United States Court of Appeals for the Federal Circuit remanded the case back to the district court to reconsider Medinol’s motion for a new trial. In March 2019, the district court denied Medinol’s motion for a new trial. In April 2019, Medinol filed a notice of appeal.

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants (collectively, DePuy). MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132 (’132); 8,721,730 (’730) and 9,492,280 (’280) relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. A claim construction hearing was held in October 2018, and a claim construction order was issued in November 2018. In December 2018, MedIdea stipulated to non-infringement of the ’132, ’730 and ’280 patents, based on the district court’s claim construction and reserving its right to appeal that construction, leaving only the ’426 patent at issue before the district court. In January 2019, the district court stayed the case pending a decision in the Inter Partes Review proceeding on the ’426 patent (see below). In December 2017, DePuy Synthes Products, Inc. filed a petition for Inter Partes Review with the United States Patent and Trademark Office (USPTO), seeking to invalidate the two claims of the ’426 patent asserted in the district court litigation, and in June 2018, the USPTO instituted review of those claims. A hearing was held in March 2019, and in April 2019, the USPTO issued its decision upholding the validity of the patent. In May 2019, DePuy filed a motion for summary judgment of non-infringement of the claims of the ’426 patent.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (the ’310 patent); 9,084,608; 9,241,759 (the ’759 patent) and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. The parties have entered joint stipulations such that only the ’310 patent and the ’759 patent remain in dispute. The trial is scheduled to begin in September 2019.

In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412 (the ’412 patent). Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. In December 2016, Acclarent filed a petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO) challenging the validity of the ’412 patent. The USPTO instituted the IPR in July 2017. In July 2018, the USPTO ruled in favor of Albritton in the IPR, finding that Acclarent had not met its burden of proof that the challenged claims were invalid. Acclarent appealed the IPR decision in September 2018. A second IPR petition was not instituted. The trial is scheduled for October 2019. In June 2019, Albritton filed a motion for summary judgment that the asserted patent is not invalid. In June 2019, Acclarent filed a motion for summary judgment that the asserted claims are not infringed and that Albritton’s non-patent claims are barred by, among other things, the statute of limitations.

In November 2017, Board of Regents, The University of Texas System and Tissuegen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® POS® Antibacterial Sutures and STRATAFIX® MONOCRYL®Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 (the ’603 patent) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the USPTO, seeking Inter Partes Review (IPR) of both asserted patents. Those petitions have been stayed by the USPTO pending a decision by the U.S. Court of Appeals for the Federal Circuit in an unrelated case. In June 2019, the stay on the IPRs was lifted, and a decision on institution is due in November 2019. UT dismissed the ’603 patent from the suit.

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

Several generic companies including Amerigen, Argentum Pharmaceuticals LLC (Argentum), Mylan, Wockhardt, Actavis, Amneal, Dr. Reddy’s, Sun, Teva, West-Ward and Hikma filed Petitions for Inter Partes Review (IPR) with the USPTO, seeking to invalidate the ’438 patent. In January 2018, the USPTO issued decisions finding the ’438 patent claims unpatentable, and Janssen requested rehearing. In December 2018, the USPTO denied Janssen’s request for rehearing of the IPR decisions. Janssen filed an appeal, which was consolidated with the above-mentioned appeal of the decision of the United States District Court for the District of New Jersey. In May 2019, the Federal Circuit issued a decision affirming the USPTO's decision in the Wockhardt IPR that the ’438 patent claims are unpatentable and dismissed the remaining appeals as moot. Subsequently, Janssen dismissed its lawsuits against MSN and Qilu.

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The Final Hearing concluded in May 2019.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a film-coated generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The Final Hearing is scheduled to begin in October 2020.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) and the Minister of Health in Canada in response to Pharmascience’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The Final Hearing is scheduled to begin in October 2020.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) and the Minister of Health in Canada in response to Sandoz’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. The Final Hearing is scheduled to begin in October 2020.

In June 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. (collectively, DRL) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422

In each of these Canadian actions, Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to the defendants’ ANDSs before the expiration of Janssen’s patent.

XARELTO®
Beginning in October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer’s United States Patent Nos. 7,157,456, 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patents. The following generic companies are named defendants: Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo); Breckenridge Pharmaceutical, Inc. (Breckenridge); InvaGen Pharmaceuticals Inc. (InvaGen); Micro Labs USA Inc. and Micro Labs Ltd (collectively, Micro); Mylan Pharmaceuticals Inc. (Mylan); Prinston Pharmaceuticals, Inc.; Sigmapharm Laboratories, LLC (Sigmapharm); Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. (collectively, Torrent). The trial concluded in April 2018. In July 2018 the district court entered judgment against Mylan and Sigmapharm, holding that the asserted compound patent is valid and infringed. In September 2018, the district court entered judgment against the remaining defendants. None of the defendants appealed the judgment.
Beginning in April 2017, JPI and Bayer Intellectual Property GmbH and Bayer AG (collectively, Bayer AG) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 (’218) relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patent. The following generic companies are named defendants: Alembic Pharmaceuticals Limited, Alembic Global Holding SA and Alembic Pharmaceuticals, Inc. (Alembic); Aurobindo; Breckenridge; InvaGen; Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin); Micro; Mylan; Sigmapharm; Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) and Torrent. Lupin counterclaimed for declaratory judgment of noninfringement and invalidity of United States Patent No. 9,415,053, but Lupin dismissed its counterclaims after it was provided a covenant not to sue on that patent. Aurobindo, Taro, Torrent, Micro, Breckenridge, InvaGen, Sigmapharm, Lupin and Alembic have agreed to have their cases stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants. The ’218 cases have been consolidated for discovery and trial. The trial began in April 2019 and closing arguments were heard in June 2019.

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

In May 2019, JPI and Bayer filed suit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (collectively, Macleods) alleging infringement of the ’218 patent. The case against Macleods has been consolidated with the other ’218 cases for all purposes, and Macleods has agreed to have its case stayed and to be bound by the outcome of any final judgment rendered against any of the other defendants.

In June 2019, JPI and Bayer filed suit against Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. (collectively, Accord) alleging infringement of the ’218 patent.

In each of these lawsuits, JPI is seeking an order enjoining the defendants from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

PREZISTA®

In May 2018, Janssen Products, L.P. and Janssen Sciences Ireland UC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddys Laboratories, Inc., Dr. Reddys Laboratories, Ltd., Laurus Labs, Ltd. and Pharmaq, Inc. (collectively, DRL) who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408. In February 2019, the parties entered into a settlement agreement.

In December 2018, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Amneal Pharmaceuticals, LLC, Amneal Pharmaceuticals Company GmbH, Amneal Pharmaceuticals of New York, LLC, Amneal Pharmaceuticals Pvt Ltd., and Raks Pharma Pvt. Ltd. (collectively, Amneal), who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408. Janssen is seeking an order enjoining Amneal from marketing its generic versions of PREZISTA® before the expiration of the relevant patents. In April 2019, the parties entered into a settlement.

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

A trial on the ’582 and ’202 patents is scheduled to begin in April 2020, and a trial on the ’788, ’219 and ’403 patents is scheduled to begin in May 2020.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or , INVOKAMET XR® before the expiration of the relevant patents.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC

(Amneal), each of whom filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781. In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent. Amneal and Zydus have stipulated to infringement. The trial is scheduled to commence in October 2020.

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

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of IMBRUVICA® 140 mg capsules before expiration of Pharmacyclics’  United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. JBI is the exclusive licensee of the asserted patents. The following generic companies are named defendants: Cipla Limited and Cipla USA Inc. (Cipla); Fresenius Kabi USA, LLC, Fresenius Kabi USA, Inc., and Fresenius Kabi Oncology Limited (Fresenius Kabi); Sandoz Inc. and Lek Pharmaceuticals d.d. (Sandoz); Shilpa Medicare Limited (Shilpa); Sun Pharma Global FZE and Sun Pharmaceutical Industries Limited (Sun); Teva Pharmaceuticals USA, Inc. (Teva); and Zydus Worldwide DMCC and Cadila Healthcare Limited (Zydus). The trial is scheduled to begin in October 2020.

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

In January 2019, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Zydus, who filed an ANDA seeking approval to market a generic version of IMBRUVICA® 70 mg before the expiration of U.S. Patent Nos. 7,514,444, 8,003,309, 8,476,284, 8,497,277, 8,697,711, 8,753,403, 8,754,090, 8,754,091, 8,952,015, 8,957,079, 9,181,257, 9,296,753, 9,540,382, 9,713,617, 9,725,455, 10,106,548, and 10,125,140.

In January 2019, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Hetero asserting infringement of United States Patent No. 10,106,548.

In February 2019, Pharmacyclics and JBI amended their complaints against Cipla, Shilpa, and Sun to allege infringement of United States Patent Nos. 10,106,548, and 10,125,140.

In February 2019, Pharmacyclics and JBI entered into settlement agreements with Teva and Hetero. In March 2019, Pharmacyclics and JBI entered into a settlement agreement with Shilpa.

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

In May 2019, Pharmacyclics and JBI amended their complaints against Cipla to further allege infringement of United States Patent No. 10,016,435. In June 2019, Pharmacyclics and JBI amended their complaints against Alvogen to further allege infringement of United States Patent No. 10,213,386.

In each of the lawsuits, Pharmacyclics and JBI are seeking an order enjoining the defendants from marketing generic versions of IMBRUVICA® before the expiration of the relevant patents.

In March 2019, Sandoz filed an Inter Partes Review (IPR) in the USPTO, seeking to invalidate United States Patent No. 9,795,604.

TRACLEER®

In May 2019, Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Natco Pharma Limited and Syneos Health LLC (collectively, Natco), who filed an ANDA seeking approval to market a generic version of TRACLEER®, 32 mg, before the expiration of U.S. Patent No. 8,309,126 (the ’126 patent). In the lawsuit, Actelion is seeking an order enjoining Natco from marketing its generic version of TRACLEER® before the expiration of the ’126 patent.

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

Average Wholesale Price (AWP) Litigation
Johnson & Johnson and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. Two cases remain pending. A case brought by Illinois was tried in May 2019 and post-trial briefing is underway. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), Johnson & Johnson and ALZA Corporation.

Opioids Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 2,000 lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016).  To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Arkansas, Florida, Kentucky, Louisiana, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma and South Dakota.

Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama; Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; Rhode Island; South Carolina; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. In addition, the Province of British Columbia filed suit in Canada. These actions allege a variety of claims related to opioids marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. The case filed by the Oklahoma Attorney General started trial in May 2019.  Additionally, over 2,000 federal cases have been coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804).  The first trial date in the MDL has been set for October 2019.  An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). Johnson & Johnson and Ethicon have since entered into a series of tolling agreements with the 47 states and the District of Columbia participating in the multi-state investigation and have responded to Civil Investigative Demands served by certain of the participating states. The states are seeking monetary and injunctive relief. In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019. Similar complaints were filed against the companies by Kentucky in August 2016 and by Mississippi in October 2017. The trial date for the Kentucky case was scheduled for September 2019 but has been adjourned and no new trial date has been scheduled. Johnson & Johnson and Ethicon have entered into a new tolling agreement with the remaining 43 states and the District of Columbia.
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

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants failed to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The trial is stayed pending interlocutory appeal of a denial of JJCI's motion for summary judgment.

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

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. In May 2019, US CBP issued its Mitigation Decision and determined that Janssen Ortho had negligently misrepresented that darunavir ethanolate is entitled to duty free treatment. In June 2019, Janssen Ortho filed a Supplemental Petition for Relief. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. The trial in the Classification Litigation commenced in July 2019.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In December 2018, the district court granted the plaintiffs' motion for class certification. Defendants filed two motions for interlocutory appeal of class certification to the United States Court of Appeals for the Eleventh Circuit. Both motions were denied. Defendants' motions for summary judgment are pending in the District Court.
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
In May 2017, Lonza Sales AG (Lonza) filed a Request for Arbitration with the London Court of International Arbitration against Janssen Research & Development, LLC (Janssen R&D). Lonza alleges that Janssen R&D breached a 2005 agreement between the parties by sublicensing certain Lonza technology used in the manufacture of daratumumab without Lonza’s consent. Lonza seeks monetary damages. In May 2019, the arbitration award was issued and the matter has been resolved.
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

Beginning in September 2017, multiple purported class actions of direct and indirect purchasers were filed against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) alleging that Janssen’s REMICADE® contracting strategies violated federal and state antitrust and consumer laws and seeking damages and injunctive relief. In November 2017, the cases were consolidated for pre-trial purposes in United States District Court for the Eastern District of Pennsylvania as In re Remicade Antitrust Litigation. A motion to compel arbitration of the direct purchaser case was denied and is on appeal to the United States Court of Appeals for the Third Circuit. Motions to dismiss were denied in both the direct and indirect purchaser cases.

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

In June 2019, the United States Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to Johnson & Johnson in connection with its investigation of whether Janssen’s REMICADE® contracting practices violate federal antitrust laws.

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

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia.  The complaint, which was filed in December 2017 in United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA® to the government in connection with direct government sales and government-funded drug reimbursement programs.  At this time, the federal and state governments have declined to intervene. The case has been transferred to United States District Court for the District of New Jersey. Janssen has moved to dismiss the complaint.

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. The complaint alleges that the defendants violated the Sherman Act and the antitrust and consumer protections laws of several states by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry. The case has been transferred to the United States District Court for the District of New Jersey.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

NOTE 12— RESTRUCTURING

On April 17, 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the global supply chain restructuring strategic collaborations see Note 10 to the Consolidated Financial Statements. In the fiscal second quarter of 2019, the Company recorded a pre-tax charge of $142 million, of which $38 million was included in cost of products sold and $47 million was included in other (income) expense. In the first fiscal six months of 2019, the Company recorded a pre-tax charge of $232 million, of which $61 million was included in cost of products sold and $78 million was included in other (income) expense. Total project costs of approximately $500 million have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated spending through the first fiscal six months of 2019:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, December 30, 2018	$194	—	48	242

Current year activity:
Charges	—	61	171	232
Cash payments	(7)	—	(204)	(211)
Settled non cash	—	(61)	—	(61)

Reserve balance, June 30, 2019*	$187	—	15	202

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the first fiscal six months of 2019, worldwide sales were $40.6 billion, a total decrease of 0.6%, including operational growth of 2.7% as compared to 2018 fiscal six months sales of $40.8 billion. Currency fluctuations had a negative impact of 3.3% for the first fiscal six months of 2019. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 1.9%.

Sales by U.S. companies were $20.5 billion in the first fiscal six months of 2019, which represented a decrease of 0.3% as compared to the prior year. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 1.8%. Sales by international companies were $20.1 billion, a decrease of 1.0%, including operational growth of 5.8%, offset by a negative currency impact of 6.8% as compared to the first fiscal six months sales of 2018. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.9%.

In the first fiscal six months of 2019, sales by companies in Europe experienced a decline of 2.8%, which included operational growth of 4.6% offset by a negative currency impact of 7.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 4.8%, which included operational growth of 6.5%, offset by a negative currency impact of 11.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 2.9%, including operational growth of 7.0% and a negative currency impact of 4.1%.

Note: values may have been rounded

For the fiscal second quarter of 2019, worldwide sales were $20.6 billion, a total decrease of 1.3%, including operational growth of 1.6% as compared to 2018 fiscal second quarter sales of $20.8 billion. Currency fluctuations had a negative impact of 2.9% for the fiscal second quarter of 2019. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 2.1%.

Sales by U.S. companies were $10.4 billion in the fiscal second quarter of 2019, which represented a decrease of 2.2% as compared to the prior year. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 2.2%. Sales by international companies were $10.2 billion, a decrease of 0.3%, including operational growth of 5.5%, offset by a negative currency impact of 5.8% as compared to the fiscal second quarter sales of 2018. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 2.1%.

In the fiscal second quarter of 2019, sales by companies in Europe experienced a decline of 1.6%, which included operational growth of 4.7% offset by a negative currency impact of 6.3%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 5.5%, which included operational growth of 4.2%, offset by a negative currency impact of 9.7%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.4%, including operational growth of 7.2% and a negative currency impact of 3.8%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the first fiscal six months of 2019 were $6.9 billion, a decrease of 0.6% as compared to the same period a year ago, including operational growth of 3.4% and a negative currency impact of 4.0%. U.S. Consumer segment sales increased by 2.2%. International Consumer segment sales decreased by 2.6%, including an operational increase of 4.3% and a negative currency impact of 6.9%. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 1.9%.

Major Consumer Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Beauty	$2,292	$2,193	4.5%	7.2%	(2.7)%
OTC	2,151	2,138	0.6	4.2	(3.6)
Baby Care	837	913	(8.4)	(2.6)	(5.8)
Oral Care	756	772	(2.0)	1.9	(3.9)
Women’s Health	478	523	(8.5)	1.2	(9.7)
Wound Care/Other	348	363	(4.0)	(2.3)	(1.7)
Total Consumer Sales	$6,862	$6,902	(0.6)%	3.4%	(4.0)%

Consumer segment sales in the fiscal second quarter of 2019 were $3.5 billion, an increase of 1.2% as compared to the same period a year ago, including operational growth of 4.6% and a negative currency impact of 3.4%. U.S. Consumer segment sales increased by 4.1%. International Consumer segment sales decreased by 1.0%, including operational growth of 4.9% offset by a negative currency impact of 5.9%. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 2.3%.

Major Consumer Franchise Sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Beauty	$1,202	$1,109	8.4%	10.7%	(2.3)%
OTC	1,064	1,066	(0.1)	2.8	(2.9)
Baby Care	443	456	(2.8)	2.2	(5.0)
Oral Care	389	393	(1.1)	2.5	(3.6)
Women’s Health	253	280	(9.5)	(1.4)	(8.1)
Wound Care/Other	193	200	(3.4)	(1.9)	(1.5)
Total Consumer Sales	$3,544	$3,504	1.2%	4.6%	(3.4)%

The Beauty franchise achieved operational growth of 10.7% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales from the recent acquisition of DR. CI: LABO as well as NEUTROGENA®, AVEENO® and OGX® products. Growth was partially offset by the divestitures of RoC® and NIZORAL®.

The OTC franchise achieved operational growth of 2.8% as compared to the prior year fiscal second quarter. Growth was primarily driven by sales from the recent acquisition of ZARBEES® as well as ZYRTEC® and MOTRIN® products.

The Baby Care franchise achieved operational growth of 2.2% as compared to the prior year fiscal second quarter. Growth was primarily due to prior year comparisons related to the JOHNSON'S® U.S. relaunch partially offset by AVEENO® baby.

The Oral Care franchise achieved operational growth of 2.5% as compared to the prior year fiscal second quarter primarily driven by new product launches outside the U.S.

The Women’s Health franchise experienced an operational decline of 1.4% as compared to the prior year fiscal second quarter driven by competitive pressures outside the U.S.

The Wound Care/Other franchise experienced an operational decline of 1.9% as compared to the prior year fiscal second driven by the divestiture of COMPEED®.

Pharmaceutical
Pharmaceutical segment sales in the first fiscal six months of 2019 were $20.8 billion, an increase of 2.8% as compared to the same period a year ago, with an operational increase of 6.1% and a negative currency impact of 3.3%. U.S. Pharmaceutical sales increased 1.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 5.2%, including operational growth of 12.5% and a negative currency impact of 7.3%. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Total Immunology	$6,717	$6,380	5.3%	7.6%	(2.3)%
REMICADE®	2,209	2,709	(18.5)	(17.1)	(1.3)
SIMPONI®/ SIMPONI ARIA®	1,087	1,066	1.9	5.4	(3.5)
STELARA®	2,963	2,402	23.3	26.1	(2.8)
TREMFYA®	452	198	**	**	**
Other Immunology	6	5	23.6	24.0	(0.4)
Total Infectious Diseases	1,708	1,679	1.7	6.5	(4.8)
EDURANT®/rilpivirine	421	421	0.1	6.8	(6.7)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	1,058	970	9.1	12.7	(3.6)
Other Infectious Diseases	229	288	(20.7)	(15.1)	(5.6)
Total Neuroscience	3,167	3,087	2.6	6.4	(3.8)
CONCERTA®/methylphenidate	351	356	(1.6)	2.5	(4.1)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	1,608	1,416	13.6	16.7	(3.1)
RISPERDAL CONSTA®	361	384	(6.2)	(2.0)	(4.2)
Other Neuroscience	847	931	(8.9)	(4.1)	(4.8)
Total Oncology	5,215	4,767	9.4	14.3	(4.9)
DARZALEX®	1,403	943	48.8	54.6	(5.8)
IMBRUVICA®	1,615	1,207	33.8	39.8	(6.0)
VELCADE®	487	593	(17.9)	(12.9)	(5.0)
ZYTIGA®/ abiraterone acetate	1,377	1,754	(21.5)	(18.0)	(3.5)
Other Oncology	333	270	23.2	28.6	(5.4)
Pulmonary Hypertension	1,346	1,250	7.7	10.2	(2.5)
OPSUMIT®	654	582	12.5	15.8	(3.3)
TRACLEER®	220	283	(22.4)	(20.3)	(2.1)
UPTRAVI®	401	311	28.7	29.7	(1.0)
Other	72	74	(3.4)	1.0	(4.4)
Cardiovascular / Metabolism / Other	2,620	3,035	(13.7)	(12.1)	(1.6)
XARELTO®	1,091	1,257	(13.2)	(13.2)	—
INVOKANA®/ INVOKAMET®	379	463	(18.2)	(16.9)	(1.3)
PROCRIT®/EPREX®	409	512	(20.2)	(18.7)	(1.5)
Other	742	803	(7.7)	(3.4)	(4.3)
Total Pharmaceutical Sales	$20,773	$20,198	2.8%	6.1%	(3.3)%
*Certain prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful

Pharmaceutical segment sales in the fiscal second quarter of 2019 were $10.5 billion, an increase of 1.7% as compared to the same period a year ago, with an operational increase of 4.4% and a negative currency impact of 2.7%. U.S. Pharmaceutical sales decreased 2.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 6.5%, including operational growth of 12.9% and a negative currency impact of 6.4%. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Second Quarter Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Total Immunology	$3,466	$3,338	3.8%	5.7%	(1.9)%
REMICADE®	1,107	1,320	(16.2)	(15.1)	(1.1)
SIMPONI®/ SIMPONI ARIA®	563	548	2.7	5.6	(2.9)
STELARA®	1,558	1,341	16.1	18.3	(2.2)
TREMFYA®	235	126	86.5	88.9	(2.4)
Other Immunology	3	3	27.7	27.0	0.7
Total Infectious Diseases	862	849	1.5	5.4	(3.9)
EDURANT®/rilpivirine	210	211	(0.6)	5.0	(5.6)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	535	492	8.7	11.6	(2.9)
Other Infectious Diseases	117	146	(19.7)	(15.1)	(4.6)
Total Neuroscience	1,538	1,528	0.6	3.9	(3.3)
CONCERTA®/ methylphenidate	137	183	(25.2)	(21.5)	(3.7)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	818	720	13.6	16.3	(2.7)
RISPERDAL CONSTA®	182	188	(3.4)	0.3	(3.7)
Other Neuroscience	401	437	(8.1)	(4.4)	(3.7)
Total Oncology	2,697	2,456	9.8	14.1	(4.3)
DARZALEX®	774	511	51.6	57.3	(5.7)
IMBRUVICA®	831	620	34.1	39.2	(5.1)
VELCADE®	224	280	(20.1)	(16.1)	(4.0)
ZYTIGA®/ abiraterone acetate	698	909	(23.3)	(20.3)	(3.0)
Other Oncology	170	136	24.7	29.3	(4.6)
Pulmonary Hypertension	690	665	3.8	6.0	(2.2)
OPSUMIT®	348	311	12.3	15.0	(2.7)
TRACLEER®	103	143	(28.0)	(26.2)	(1.8)
UPTRAVI®	203	171	18.2	19.1	(0.9)
Other	37	40	(9.6)	(5.8)	(3.8)
Cardiovascular / Metabolism / Other	1,275	1,518	(16.0)	(14.7)	(1.3)
XARELTO®	549	679	(19.2)	(19.2)	—
INVOKANA®/ INVOKAMET®	177	215	(17.9)	(16.9)	(1.0)
PROCRIT®/ EPREX®	183	236	(22.7)	(21.4)	(1.3)
Other	368	388	(5.5)	(1.5)	(4.0)
Total Pharmaceutical Sales	$10,529	$10,354	1.7%	4.4%	(2.7)%
*Certain prior year amounts have been reclassified to conform to current year presentation

Immunology products achieved operational growth of 5.7% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease, the strong launch of TREMFYA® (guselkumab), expanded indications of SIMPONI ARIA® (golimumab), and U.S. immunology market growth. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 5.4% as compared to the same period a year ago. Strong sales of SYMTUZA® and the launch of JULUCA® were partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 3.9% as compared to the same period a year ago. Paliperidone long-acting injectables growth was driven by strong sales of INVEGA TRINZA®/TREVICTA® and INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and was partially offset by RISPERDAL CONSTA® (risperidone). The decline of U.S. CONCERTA®/methylphenidate sales was due to generic competition.

Oncology products achieved strong operational sales growth of 14.1% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) due to increased patient uptake globally. DARZALEX® sales included one-time adjustments related to the completion of pricing and reimbursement discussions in certain European countries which positively impacted worldwide DARZALEX® growth by approximately 16%. Growth was negatively impacted from a decline in U.S. sales of ZYTIGA® (abiraterone acetate) driven by generic competition partially offset by increased sales outside the U.S. Additionally, sales from the launch of ERLEADA™ (apalutamide) contributed to the growth.

Pulmonary Hypertension achieved operational sales growth of 6.0% as compared to the same period a year ago. Sales of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued market growth and increased share while sales of TRACLEER® (bosetan) were negatively impacted by increased use of OPSUMIT® and generics.

Cardiovascular / Metabolism / Other products experienced an operational decline of 14.7% as compared to the same period a year ago. Lower sales of XARELTO® (rivaroxaban) were driven by higher discounts and rebates, lower sales of INVOKANA®/INVOKAMET® (canagliflozin) were due to competitive pressure and a safety label update and lower sales of PROCRIT®/ EPREX® (epoetin alfa) were due to biosimilar competition.

Medical Devices
The Medical Devices segment sales in the first fiscal six months of 2019 were $12.9 billion, a decrease of 5.7% as compared to the same period a year ago, with an operational decline of 2.6% and a negative currency impact of 3.1%. U.S. Medical Devices sales decreased 3.6%. International Medical Devices sales decreased by 7.6%, including an operational decline of 1.6% and a negative currency impact of 6.0%. In the first fiscal six months of 2019, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 6.4% of which, the divestitures of LifeScan and ASP had an impact of approximately 5.1% and 1.1%, respectively.

Major Medical Devices Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Surgery	$4,748	$4,938	(3.9)%	0.0%	(3.9)%
Advanced	2,009	1,971	1.9	5.9	(4.0)
General	2,208	2,296	(3.9)	0.1	(4.0)
Specialty	531	671	(20.8)	(17.8)	(3.0)
Orthopaedics	4,428	4,512	(1.9)	0.7	(2.6)
Hips	725	723	0.3	3.0	(2.7)
Knees	741	769	(3.7)	(1.3)	(2.4)
Trauma	1,357	1,371	(1.0)	1.5	(2.5)
Spine & Other	1,606	1,649	(2.6)	(0.1)	(2.5)
Vision	2,290	2,288	0.1	3.2	(3.1)
Contact Lenses/Other	1,666	1,651	0.9	4.2	(3.3)
Surgical	624	637	(2.0)	0.6	(2.6)
Interventional Solutions	1,482	1,307	13.4	16.7	(3.3)
Diabetes Care(1)	—	694	*	*	*
Total Medical Devices Sales	$12,948	$13,739	(5.7)%	(2.6)%	(3.1)%
*Percentage greater than 100% or not meaningful
(1) LifeScan was divested in the fiscal fourth quarter of 2018

The Medical Devices segment sales in the fiscal second quarter of 2019 were $6.5 billion, a decrease of 6.9% as compared to the same period a year ago, with an operational decline of 4.1% and a negative currency impact of 2.8%. U.S. Medical Devices sales decreased 5.6%. International Medical Devices sales decreased by 8.1%, including an operational decline of 2.9% and a negative currency impact of 5.2%. In the fiscal second quarter of 2019, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 7.3% of which, the divestitures of LifeScan and ASP had an impact of approximately 5.1% and 2.0%, respectively.

Major Medical Devices Franchise Sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 30, 2019	July 1, 2018	Total Change	Operations Change	Currency Change
Surgery	$2,353	$2,515	(6.5)%	(3.0)%	(3.5)%
Advanced	1,029	1,005	2.3	6.1	(3.8)
General	1,119	1,169	(4.3)	(0.9)	(3.4)
Specialty	206	341	(39.6)	(37.1)	(2.5)
Orthopaedics	2,224	2,262	(1.6)	0.6	(2.2)
Hips	364	360	0.9	3.3	(2.4)
Knees	372	382	(2.8)	(0.7)	(2.1)
Trauma	672	675	(0.6)	1.7	(2.3)
Spine & Other	818	845	(3.1)	(0.9)	(2.2)
Vision	1,161	1,173	(1.0)	1.5	(2.5)
Contact Lenses/Other	842	844	(0.3)	2.4	(2.7)
Surgical	319	329	(2.8)	(0.8)	(2.0)
Interventional Solutions	750	667	12.6	15.6	(3.0)
Diabetes Care(1)	—	355	*	*	*
Total Medical Devices Sales	$6,489	$6,972	(6.9)%	(4.1)%	(2.8)%
*Percentage greater than 100% or not meaningful
(1) LifeScan was divested in the fiscal fourth quarter of 2018

The Surgery franchise experienced an operational sales decline of 3.0% as compared to the prior year fiscal second quarter. Operational growth in Advanced Surgery was primarily driven by endocutters and growth outside the U.S. in energy products driven by share gains and new products. Growth was partially offset by a sales decline in biosurgery due to an isolated supply disruption. The decline in General Surgery was primarily driven by mechanical products due to a temporary stapler recall partially offset by growth of wound closure products. The operational decline in Specialty Surgery was primarily driven by the divestiture of the Advanced Sterilization Products (ASP) business partially offset by growth of Mentor products.

The Orthopaedics franchise achieved operational sales growth of 0.6% as compared to the prior year fiscal second quarter. Operational growth in hips and trauma was primarily due to the continued uptake of new products. Spine & Other decline in sales was driven by declines in spine partially offset by growth in Sports. The decline in knees was due to competitive pressure in the U.S. partially offset by continued uptake of the ATTUNE® Revision knee system and growth outside the U.S. from new products.

The Vision franchise achieved operational sales growth of 1.5% as compared to the prior year fiscal second quarter. Operational growth was primarily driven by strength of daily disposables and Astigmatism lenses in the OASYS® contact lenses category. The Surgical operational decline was primarily driven by competitive pressures in the U.S. partially offset by strength of cataracts outside the U.S.

The Interventional Solutions franchise achieved strong operational sales growth of 15.6% as compared to the prior year fiscal second quarter. Strong operational growth in the electrophysiology business was driven by Atrial Fibrillation procedure volume. Growth in the Cerenovus business was driven by new product innovation and market growth.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the first fiscal six months of 2019 was $11.5 billion representing 28.2% of sales as compared to $10.5 billion in the first fiscal six months of 2018, representing 25.6% of sales.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2019 was $7.0 billion representing 34.2% of sales as compared to $5.0 billion in the fiscal second quarter of 2018, representing 23.9% of sales.

Cost of Products Sold

Consolidated costs of products sold for the first fiscal six months of 2019 increased to 33.4% from 33.2% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal second quarter of 2019 increased to 33.8% from 33.3% of sales as compared to the same period a year ago. The unfavorable increase in both periods was primarily driven by unfavorable product mix and the negative impact of currency in the Pharmaceutical business. The intangible asset amortization expense for each of the fiscal second quarters of 2019 and 2018 was $1.1 billion. The intangible asset amortization expense for each of the first fiscal six months of 2019 and 2018 was $2.2 billion.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the first fiscal six months of 2019 decreased to 26.5% from 27.0% of sales as compared to the same period a year ago. Consolidated selling, marketing and administrative expenses for the fiscal second quarter of 2019 decreased to 27.0% from 27.5% of sales as compared to the same period a year ago. The decrease in both periods was primarily due to favorable segment mix and lower costs relative to sales growth in the Pharmaceutical business. Additionally, planned optimization in the Consumer business and expense leveraging in the Pharmaceutical business was partially offset by increased investment spending in the Medical Device business in the fiscal second quarter of 2019.

Research and Development Expense

Worldwide costs of research and development activities for the first fiscal six months of 2019 increased to 13.6% from 12.3% of sales as compared to the same period a year ago. The increase in the fiscal six months was due to higher upfront payments, primarily related to argenx and increased investment to advance the pipeline. Worldwide costs of research and development activities for the fiscal second quarter of 2019 increased to 13.0% from 12.7% of sales as compared to the same period a year ago. The increase in the fiscal second quarter was due to increased investment in the Medical Device business related to robotics and digital programs.

In-Process Research and Development (IPR&D)

In the fiscal first quarter of 2019, the Company recorded an IPR&D charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. There was no IPR&D charge in the fiscal six months of 2018. A partial impairment charge of $0.8 billion was previously recorded in the fiscal third quarter of 2018 related to the development program of AL-8176.

Interest (Income) Expense

Interest (Income) Expense in the first fiscal six months and fiscal second quarter of 2019 was net interest income as compared to an expense in the same periods a year ago. This was primarily due to the positive effect of net investment hedging arrangements and certain cross currency swaps, a higher average interest rate partially offset by a lower average cash, cash equivalents and marketable securities balance and a lower average debt balance. The balance of cash, cash equivalents and current marketable securities was $15.3 billion at the end of the fiscal second quarter of 2019 as compared to $18.1 billion at the end of the fiscal second quarter of 2018. The Company’s debt position was $29.4 billion as of June 30, 2019 as compared to $32.1 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net for the first fiscal six months and fiscal second quarter of 2019 was favorable by $2.1 billion and $2.0 billion, respectively, as compared to the same period a year ago. This was primarily attributable to a gain of $2.0 billion related to the divestiture of the ASP business. In addition the fiscal six months of 2019 included an equity step-up gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr. Ci: Labo) and higher unrealized gains on securities of $0.3 billion as compared to the same period a year ago. This was partially offset by higher litigation expense of $0.8 billion in the fiscal six months of 2019 as compared to $0.7 billion in the fiscal six months of 2018. The fiscal six months of 2018 included divestiture gains of $0.4 billion, primarily NIZORAL®. The fiscal second quarter of 2019 included lower litigation expense of $0.4 billion as compared to $0.7 billion in the fiscal second quarter of 2018 and higher unrealized gains on securities of $0.1 billion as compared to the same period a year ago. The fiscal second quarter of 2018 included divestiture gains of $0.4 billion, primarily NIZORAL®.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the first fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Consumer	$1,147	$1,377	$6,862	$6,902	16.7%	20.0%
Pharmaceutical	6,008	7,317	20,773	20,198	28.9	36.2
Medical Devices	4,686	2,375	12,948	13,739	36.2	17.3
Segment total	11,841	11,069	40,583	40,839	29.2	27.1
Less: Expenses not allocated to segments (1)	378	615
Worldwide total	$11,463	$10,454	$40,583	$40,839	28.2%	25.6%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Income before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Consumer	$406	$829	$3,544	$3,504	11.5%	23.7%
Pharmaceutical	3,677	3,651	10,529	10,354	34.9	35.3
Medical Devices	3,189	796	6,489	6,972	49.1	11.4
Segment earnings before provision for taxes	7,272	5,276	20,562	20,830	35.4	25.3
Less: Expenses not allocated to segments (1)	231	303
Worldwide income before tax	$7,041	$4,973	$20,562	$20,830	34.2%	23.9%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the first fiscal six months of 2019 was 16.7% versus 20.0% for the same period a year ago. The first fiscal six months of 2019 included litigation expense of $0.2 billion and higher intangible asset amortization expense of $0.1 billion as compared to the prior year offset by a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr Ci: Labo) and leveraging in selling, marketing and administrative expense. The first fiscal six months of 2018 included a gain of $0.3 billion related to the divestiture of NIZORAL®. The Consumer segment income before tax as a percent of sales in the fiscal second quarter of 2019 was 11.5% versus 23.7% for the same period a year ago. The fiscal second quarter of 2019 included litigation expense of $0.2 billion and higher intangible asset amortization expense of $0.1 billion as compared to the prior year. This was partially offset by leveraging in selling, marketing and administrative expense as compared to the prior year. In addition, the fiscal second quarter of 2018 included a gain of $0.3 billion related to the divestiture of NIZORAL®.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the first fiscal six months of 2019 was 28.9% versus 36.2% for the same period a year ago. The Pharmaceutical segment income before tax as a percent of sales in the fiscal second quarter of 2019 was 34.9% versus 35.3% for the same period a year ago. The decrease in the income before tax as a percent of sales for the first fiscal six months of 2019 as compared to the prior year was primarily due to an in-process research and development charge of $0.9 billion, higher litigation expense of $0.3 billion, higher cost of products sold due to the negative impact of currency and increased spending in research and development primarily due to a $0.3 billion upfront payment to argenx. This was partially offset by $0.3 billion of higher unrealized gains on securities, lower Actelion acquisition related costs and leveraging in selling, marketing and administrative as compared to the prior year. In addition, the first fiscal six months of 2018 included a higher gain of $0.1 billion related to divestitures. The decrease in the income before tax as a percent of sales for the fiscal second quarter of 2019 as compared to the prior year was primarily due to unfavorable product mix and the negative impact of currency recorded in cost of products sold. In addition, the fiscal second quarter of 2018 included a higher gain of $0.1 billion related to divestitures. This was partially offset by $0.1 billion of higher unrealized gains on securities and leveraging in selling, marketing and administrative as compared to the prior year.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the first fiscal six months of 2019 was 36.2% versus 17.3% for the same period a year ago. The increase in the income before tax as a percent of sales for the first fiscal six months was primarily attributable to a gain of $2.0 billion related to the divestiture of the ASP business, lower litigation expense of $0.4 billion, lower restructuring charges of $0.1 billion and lower intangible asset amortization expense of $0.1 billion. This was partially offset by increased investment spending. The Medical Devices segment income before tax as a percent of sales in the fiscal second quarter of 2019 was 49.1% versus 11.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter was primarily attributable to a gain of $2.0 billion related to the divestiture of the ASP business, lower litigation expense of $0.5 billion and lower restructuring charges of $0.1 billion. This was partially offset by increased investment spending.

Restructuring

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal second quarter of 2019, the Company recorded a pre-tax charge of $142 million, of which $38 million is included in cost of products sold and $47 million is included in other (income) expense. Restructuring charges of $0.5 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion on the provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Swiss Tax Reform
On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals and subsequently announced the TRAF will become effective on January 1, 2020. In the third fiscal quarter of 2019, the Swiss Federal Council enacted TRAF.

TRAF provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for multinational companies. The new cantonal tax parameters include favorable tax benefits for patents and an additional research and development tax deduction to encourage investment. The cantons are required to implement new local legislation by January 1, 2020 or the new federal law will be directly applied.
The significant cantons in which the Company operates have not yet enacted legislation in response to TRAF. The transitional provisions of TRAF are also expected to allow companies to elect tax basis adjustments to fair value which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The adjustment in the Company’s asset tax basis will likely require review and approval by the federal and cantonal tax agencies. The Company has not yet applied for the adjustment to the tax basis.
As TRAF was not enacted as of June 30, 2019, the Company has not reflected the financial impacts in its fiscal second quarter results. The Company estimates the impact of revaluing its deferred tax assets and liabilities as a result of Swiss Federal enactment of TRAF, without consideration of future cantonal tax rate changes or the transitional provisions, to result in an incremental tax expense between $0.3 billion to $0.5 billion in the fiscal third quarter of 2019. This amount does not include the impact of cantonal law changes expected to be enacted later in fiscal 2019. It also does not include the tax benefit derived from the transitional provisions previously described. Due to the uncertainty of the cantonal legislation and the approval of the transitional provisions, the Company is unable to reasonably estimate the combined financial impact of both the federal and cantonal component of Swiss Tax Reform for the remainder of 2019 or the impact to the consolidated effective tax rate beginning in 2020. The Company is continually assessing the impact of the proposed Swiss Tax Reform. When all aspects are fully enacted, the federal and the cantonal tax law changes may have a material impact on the future results of operations.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $14.4 billion at the end of the fiscal second quarter of 2019 as compared with $18.1 billion at the end of fiscal year 2018. The primary sources and uses of cash that contributed to the $3.7 billion decrease were approximately $9.5 billion of cash generated from operating activities offset by $3.2 billion net cash used by investing activities and $10.1 billion net cash used by financing activities. In addition, the Company had $0.9 billion in marketable securities at the end of the fiscal second quarter of 2019 and $1.6 billion at the end of 2018.

Cash flow from operations of $9.5 billion was the result of $9.4 billion of net earnings and $5.0 billion of non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs (primarily related to the Alios IPR&D asset). This was reduced by $2.1 billion related to an increase in accounts receivable, an increase in inventories, a decrease in accounts payable and accrued liabilities, an increase in other current and non-current assets, a decrease in other liabilities and net gain on sale of assets/businesses of $2.1 billion (primarily related to the ASP divestiture) and $0.7 billion for the deferred tax provision.

Investing activities use of $3.2 billion of cash was primarily used for acquisitions of $5.3 billion and additions to property, plant and equipment of $1.5 billion. Investing activities also included a source of $3.0 billion of proceeds from the disposal of assets/businesses, primarily ASP, and $0.6 billion from the net sales of investments.

Financing activities use of $10.1 billion of cash was primarily used for dividends to shareholders of $4.9 billion, the repurchase of common stock of $4.7 billion and the net retirement of short and long term debt of $1.0 billion. Financing activities also included a source of $0.5 billion from proceeds from stock options exercised/employee withholding tax on stock awards.

In the fiscal second quarter of 2019, the Company completed the divestiture of its ASP business and received $2.7 billion of cash proceeds. Additionally, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired.

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

On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash. Through June 30, 2019, $3.8 billion has been repurchased under the program.

In the fiscal second quarter of 2019, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of June 30, 2019, the net debt position was $14.1 billion as compared to the prior year of $14.0 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Dividends

On April 25, 2019, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on June 11, 2019 to shareholders of record as of May 28, 2019.

On July 15, 2019, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on September 10, 2019 to shareholders of record as of August 27, 2019. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of June 30, 2019, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal six months revenue, respectively.

Governments around the world consider various proposals to make changes to tax laws, which may include increasing or decreasing existing statutory tax rates. A change in statutory tax rate in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted.  This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings.  The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. For discussion on Federal Act on Tax Reform and AHV Financing (Swiss Tax Reform) see Provision for Taxes on Income in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2019. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2019 through April 28, 2019	2,109,811	138.04	523,925	—
April 29, 2019 through May 26, 2019	2,258,105	140.29	—	—
May 27, 2019 through June 30, 2019	13,559,098	138.57	13,558,885	—
Total	17,927,014		14,082,810	8,827,270

(1)
During the fiscal second quarter of 2019, the Company repurchased an aggregate of 17,927,014 shares of Johnson & Johnson Common Stock in open-market transactions, of which 14,082,810 shares were purchased pursuant to the repurchase program that was publicly announced on December 17, 2018, and of which 3,844,204 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)	As of June 30, 2019, an aggregate of 27,739,317 shares were purchased for a total of $3.8 billion since the inception of the repurchase program announced on December 17, 2018.

(3)
As of June 30, 2019, the maximum number of shares that may yet be purchased under the plan is 8,827,270 based on the closing price of Johnson & Johnson Common Stock on the New York Stock Exchange on June 28, 2019 of $139.28 per share.

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

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101:

EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: July 29, 2019	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2019	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)