Form 10-Q
period 2019-09-29
JOHNSON & JOHNSON
filed 2019-10-28
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 29, 2019

or

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
On October 22, 2019, 2,631,872,399 shares of Common Stock, $1.00 par value, were outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,249	18,107
Marketable securities	1,696	1,580
Accounts receivable, trade, less allowances for doubtful accounts $227 (2018, $248)	14,801	14,098
Inventories (Note 2)	9,173	8,599
Prepaid expenses and other	2,220	2,699
Assets held for sale (Note 10)	194	950
Total current assets	44,333	46,033
Property, plant and equipment at cost	42,625	41,851
Less: accumulated depreciation	(25,577)	(24,816)
Property, plant and equipment, net	17,048	17,035
Intangible assets, net (Note 3)	47,846	47,611
Goodwill (Note 3)	33,291	30,453
Deferred taxes on income	7,696	7,640
Other assets	5,307	4,182
Total assets	$155,521	152,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,299	2,796
Accounts payable	7,491	7,537
Accrued liabilities	9,004	7,601
Accrued rebates, returns and promotions	10,977	9,380
Accrued compensation and employee related obligations	2,886	3,098
Accrued taxes on income	2,505	818
Total current liabilities	35,162	31,230
Long-term debt (Note 4)	26,919	27,684
Deferred taxes on income	6,526	7,506
Employee related obligations	9,830	9,951
Long-term taxes payable	7,493	8,242
Other liabilities	11,381	8,589
Total liabilities	97,311	93,202
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,533)	(15,222)
Retained earnings	109,242	106,216
Less: common stock held in treasury, at cost (488,882,000 and 457,519,000 shares)	38,619	34,362
Total shareholders’ equity	58,210	59,752
Total liabilities and shareholders' equity	$155,521	152,954
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	September 29, 2019	Percent to Sales	September 30, 2018	Percent to Sales
Sales to customers (Note 9)	$20,729	100.0%	$20,348	100.0%
Cost of products sold	6,867	33.1	6,589	32.4
Gross profit	13,862	66.9	13,759	67.6
Selling, marketing and administrative expenses	5,374	26.0	5,543	27.3
Research and development expense	2,599	12.5	2,508	12.3
In-process research and development	—	—	1,126	5.6
Interest income	(89)	(0.4)	(175)	(0.9)
Interest expense, net of portion capitalized	48	0.2	243	1.2
Other (income) expense, net	4,214	20.3	3	0.0
Restructuring (Note 12)	69	0.4	88	0.4
Earnings before provision for taxes on income	1,647	7.9	4,423	21.7
Provision for (Benefit from) taxes on income (Note 5)	(106)	(0.6)	489	2.4
NET EARNINGS	$1,753	8.5%	$3,934	19.3%

NET EARNINGS PER SHARE (Note 8)
Basic	$0.67		$1.47
Diluted	$0.66		$1.44

AVG. SHARES OUTSTANDING
Basic	2,635.2		2,683.2
Diluted	2,669.9		2,727.6

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 29, 2019	Percent to Sales	September 30, 2018	Percent to Sales
Sales to customers (Note 9)	$61,312	100.0%	$61,187	100.0%
Cost of products sold	20,422	33.3	20,130	32.9
Gross profit	40,890	66.7	41,057	67.1
Selling, marketing and administrative expenses	16,139	26.3	16,549	27.1
Research and development expense	8,123	13.3	7,551	12.3
In-process research and development	890	1.4	1,126	1.8
Interest income	(276)	(0.5)	(415)	(0.6)
Interest expense, net of portion capitalized	233	0.4	755	1.2
Other (income) expense, net	2,509	4.1	427	0.7
Restructuring (Note 12)	162	0.3	187	0.3
Earnings before provision for taxes on income	13,110	21.4	14,877	24.3
Provision for taxes on income (Note 5)	2,001	3.3	2,622	4.3
NET EARNINGS	$11,109	18.1%	$12,255	20.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.19		$4.57
Diluted	$4.13		$4.49

AVG. SHARES OUTSTANDING
Basic	2,649.5		2,682.6
Diluted	2,688.1		2,729.6

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings	$1,753	3,934	$11,109	12,255

Other comprehensive income (loss), net of tax
Foreign currency translation	(667)	(151)	(575)	(1,718)

Securities:
Unrealized holding gain (loss) arising during period	—	—	1	—
Reclassifications to earnings	—	(1)	—	(1)
Net change	—	(1)	1	(1)

Employee benefit plans:
Prior service cost amortization during period	(6)	(6)	(18)	(17)
Gain (loss) amortization during period	142	192	460	574
Net change	136	186	442	557

Derivatives & hedges:
Unrealized gain (loss) arising during period	1,922	262	1,706	37
Reclassifications to earnings	(1,955)	(166)	(1,885)	(91)
Net change	(33)	96	(179)	(54)

Other comprehensive income (loss)	(564)	130	(311)	(1,216)

Comprehensive income	$1,189	4,064	$10,798	11,039

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarter were as follows for 2019 and 2018, respectively: Foreign Currency Translation: $94 million and $104 million; Employee Benefit Plans: $34 million and $52 million; Derivatives & Hedges: $9 million and $26 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2019 and 2018, respectively: Foreign Currency Translation: $50 million and $79 million; Employee Benefit Plans: $69 million and $155 million; Derivatives & Hedges: $48 million and $14 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended September 29, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 30, 2019	$60,785	109,809	(14,969)	3,120	(37,175)
Net earnings	1,753	1,753	—	—	—
Cash dividends paid ($0.95 per share)	(2,499)	(2,499)	—	—	—
Employee compensation and stock option plans	363	179	—	—	184
Repurchase of common stock	(1,628)	—	—	—	(1,628)
Other comprehensive income (loss), net of tax	(564)	—	(564)	—	—
Balance, September 29, 2019	$58,210	109,242	(15,533)	3,120	(38,619)

Fiscal Nine Months Ended September 29, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	11,109	11,109	—	—	—
Cash dividends paid ($2.80 per share)	(7,417)	(7,417)	—	—	—
Employee compensation and stock option plans	1,397	(666)	—	—	2,063
Repurchase of common stock	(6,320)	—	—	—	(6,320)
Other comprehensive income (loss), net of tax	(311)		(311)	—	—
Balance, September 29, 2019	$58,210	109,242	(15,533)	3,120	(38,619)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (cont.)
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended September 30, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, July 1, 2018	$62,889	106,123	(14,777)	3,120	(31,577)
Cumulative Adjustment to retained earnings	—	—	—	—	—
Net earnings	3,934	3,934	—	—	—
Cash dividends paid ($0.90 per share)	(2,415)	(2,415)	—	—	—
Employee compensation and stock option plans	560	(24)	—	—	584
Repurchase of common stock	(471)	—	—	—	(471)
Other	(1)	(1)	—	—	—
Other comprehensive income (loss), net of tax	130	—	130	—	—
Balance, September 30, 2018	$64,626	107,617	(14,647)	3,120	(31,464)

Fiscal Nine Months Ended September 30, 2018

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2017	$60,160	101,793	(13,199)	3,120	(31,554)
Cumulative Adjustment to retained earnings	1,264	1,496	(232)	—	—
Net earnings	12,255	12,255	—	—	—
Cash dividends paid ($2.64 per share)	(7,083)	(7,083)	—	—	—
Employee compensation and stock option plans	1,320	(830)	—	—	2,150
Repurchase of common stock	(2,060)	—	—	—	(2,060)
Other	(14)	(14)	—	—	—
Other comprehensive income (loss), net of tax	(1,216)	—	(1,216)	—	—
Balance, September 30, 2018	$64,626	107,617	(14,647)	3,120	(31,464)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$11,109	12,255
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,193	5,194
Stock based compensation	817	822
Asset write-downs	1,019	1,226
Net gain on sale of assets/businesses	(2,125)	(443)
Deferred tax provision	(2,126)	53
Accounts receivable allowances	(15)	(3)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(665)	(1,040)
Increase in inventories	(424)	(777)
Increase in accounts payable and accrued liabilities	2,273	731
Increase in other current and non-current assets	(81)	(904)
Increase / (Decrease) in other current and non-current liabilities	2,043	(1,157)

NET CASH FLOWS FROM OPERATING ACTIVITIES	17,018	15,957

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,238)	(2,352)
Proceeds from the disposal of assets/businesses, net	3,103	895
Acquisitions, net of cash acquired	(5,562)	(897)
Purchases of investments	(2,684)	(4,155)
Sales of investments	2,459	1,162
Other	72	(48)

NET CASH USED BY INVESTING ACTIVITIES	(4,850)	(5,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(7,417)	(7,083)
Repurchase of common stock	(6,320)	(2,060)
Proceeds from short-term debt	148	40
Retirement of short-term debt	(87)	(2,365)
Proceeds from long-term debt, net of issuance costs	1	6
Retirement of long-term debt	(1,008)	(910)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	580	480
Other	160	(229)

NET CASH USED BY FINANCING ACTIVITIES	(13,943)	(12,121)

Effect of exchange rate changes on cash and cash equivalents	(83)	(209)
Decrease in cash and cash equivalents	(1,858)	(1,768)
Cash and Cash equivalents, beginning of period	18,107	17,824
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,249	16,056

Acquisitions
Fair value of assets acquired	$6,861	1,046
Fair value of liabilities assumed and noncontrolling interests	(1,299)	(149)
Net cash paid for acquisitions	$5,562	897

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
The Company primarily has operating leases for space, vehicles, manufacturing equipment, and data processing equipment. Leases have remaining lease terms ranging from 1 year to 55 years, some of which could include options to extend the leases when they are reasonably certain.
As noted in the Company’s 2018 10-K, the approximate minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year at December 30, 2018 were:
(Dollars in Millions)

2019	2020	2021	2022	2023	After 2023	Total
$223	188	154	116	76	139	896

Commitments under finance leases are not significant.

Maturity of Lease Liabilities related to Operating Lease
The minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 29, 2019 are:

(Dollars in Millions)	Operating Leases
2019 (for the remainder of fiscal 2019)	$82
2020	274
2021	218
2022	160
2023	106
After 2023	241
Total lease payments	1,081
Less: Interest	89
Present Value of lease liabilities	$992

The Weighted Average Remaining Lease Term and discount rate:
Operating leases                        5.8 years
Weighted Average Discount Rate                3%
For the fiscal third quarter and fiscal nine months ended September 29, 2019, the operating lease costs were $103 million and $227 million, respectively. Cash paid for amounts included in the measurement of lease liabilities were $86 million and $233 million for the fiscal third quarter and fiscal nine months of 2019, respectively. Other supplemental information related to these leases are as follows:
Supplemental balance sheet information (for the fiscal third quarter ended September 29, 2019):

(Dollars in Millions)
Non-current operating lease right-of-use assets	$963
Current operating lease liabilities	266
Non-current Operating lease liabilities	726
Total operating lease liabilities	$992

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

Recently Issued Accounting Standards
Not Adopted as of September 29, 2019
ASU 2018-18: Collaborative Arrangements
This update clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This update will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

ASU 2016-13: Financial Instruments - Credit Losses
This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for the Company for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVENTORIES

(Dollars in Millions)	September 29, 2019	December 30, 2018
Raw materials and supplies	$1,094	1,114
Goods in process	2,000	2,109
Finished goods	6,079	5,376
Total inventories(1)	$9,173	8,599

(1) The balance as of September 29, 2019, does not include the assets held for sale related to the strategic collaboration with Jabil Inc. of approximately $0.2 billion. The balance as of December 30, 2018, does not include the assets held for sale related to the divestiture of the Advanced Sterilization Products (ASP) business of approximately $0.2 billion and $0.3 billion related to the strategic collaboration with Jabil Inc.

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

(Dollars in Millions)	September 29, 2019	December 30, 2018
Intangible assets with definite lives:
Patents and trademarks — gross	$36,114	35,194
Less accumulated amortization	12,158	9,784
Patents and trademarks — net	23,956	25,410
Customer relationships and other intangibles — gross	21,845	21,334
Less accumulated amortization	9,120	8,323
Customer relationships and other intangibles — net	12,725	13,011
Intangible assets with indefinite lives:
Trademarks	6,875	6,937
Purchased in-process research and development (1)	4,290	2,253
Total intangible assets with indefinite lives	11,165	9,190
Total intangible assets — net	$47,846	47,611

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

Goodwill as of September 29, 2019 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer	Pharm	Med Devices	Total
Goodwill at December 30, 2018	$8,670	9,063	12,720	30,453
Goodwill, related to acquisitions	1,191	—	2,018	3,209
Currency translation/Other	(266)	(86)	(19)	(371)
Goodwill at September 29, 2019	$9,595	8,977	14,719	33,291

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion for each of the fiscal third quarters ended September 29, 2019 and September 30, 2018. The amortization expense of amortizable intangible assets included in cost of products sold was $3.3 billion for each of the fiscal nine months ended September 29, 2019 and September 30, 2018. The estimated amortization expense for the five succeeding years approximates $4.4 billion, before tax, per year. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of September 29, 2019, the total amount of collateral received under the credit support agreements (CSA) amounted to $68 million, net. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of September 29, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $47.3 billion, $18.8 billion and $0.5 billion, respectively. As of December 30, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.1 billion, $7.3 billion and $0.5 billion, respectively.

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

As of September 29, 2019, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $374 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended in 2019 and 2018:

	September 29, 2019					September 30, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(3)	—	—	—	—	(7)	—
Derivatives designated as hedging instruments	—	—	—	3	—	—	—	—	7	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	39	—	—	—	—	25	—
Amount of gain or (loss) recognized in AOCI	—	—	—	39	—	—	—	—	25	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(8)	(77)	1,911	—	1	4	97	10	—	(3)

Amount of gain or (loss) recognized in AOCI	(23)	(197)	1,939	—	5	15	192	(4)	—	(1)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	89	—	—		—	34	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	159	—	—	—	—	35	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended in 2019 and 2018:

	September 29, 2019					September 30, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(2)	—	—	—	—	3	—
Derivatives designated as hedging instruments	—	—	—	2	—	—	—	—	(3)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	117	—	—	—	—	27	—
Amount of gain or (loss) recognized in AOCI	—	—	—	117	—	—	—	—	27	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(43)	(213)	1,808	—	9	50	175	(242)	—	(24)

Amount of gain or (loss) recognized in AOCI	(29)	(543)	1,847	—	15	(3)	138	(220)	—	(16)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	207	—	—	—	—	106	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	299	—	—	—	—	111	—

As of September 29, 2019, and December 30, 2018, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	September 29, 2019	December 30, 2018	September 29, 2019	December 30, 2018
Current Portion of Long-term Debt	$502	494	(2)	5
Long-term Debt	—	—	—	—

The following table is the effect of derivatives not designated as hedging instrument for the fiscal third quarter and fiscal nine months ended in 2019 and 2018:
		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Foreign Exchange Contracts	Other (income) expense	$(13)	49	(101)	(23)

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2019 and 2018

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
Debt	$162	(50)	Other (income) expense	—	—
Cross Currency interest rate swaps	$152	(75)	Other (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2019 and 2018:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
Debt	$176	106	Other (income) expense	—	—
Cross Currency interest rate swaps	$465	(37)	Other (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	December 30, 2018			September 29, 2019
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$511	201	151	863	863

Equity Investments without readily determinable value	$681	(28)	46	699	699

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $29 million of the decrease in the fair value reflected in net income were the result of impairments. There was a $1 million increase in the fair value reflected in net income due to changes in observable prices.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 29, 2019 and December 30, 2018 were as follows:

	September 29, 2019				December 30, 2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	498	—	498	501
Interest rate contracts (2)(4)	—	681	—	681	161
Total	—	1,179	—	1,179	662
Liabilities:
Forward foreign exchange contracts	—	635	—	635	548
Interest rate contracts (3)(4)	—	410	—	410	292
Total	—	1,045	—	1,045	840
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	32	—	32	32
Liabilities:
Forward foreign exchange contracts	—	38	—	38	32
Other Investments:
Equity investments (5)	863	—	—	863	511
Debt securities(6)	$—	4,327	—	4,327	9,734
Other Liabilities
Contingent consideration (7)			1,596	1,596	335

Gross to Net Derivative Reconciliation	September 29, 2019	December 30, 2018
(Dollars in Millions)
Total Gross Assets	$1,211	694
Credit Support Agreement (CSA)	(1,013)	(423)
Total Net Asset	198	271

Total Gross Liabilities	1,083	872
Credit Support Agreement (CSA)	(945)	(605)
Total Net Liabilities	$138	267

Summarized information about changes in liabilities for contingent consideration is as follows:

	Nine months ended
	September 29, 2019	September 30, 2018
(Dollars in Millions)
Beginning Balance	$335	$600
Changes in estimated fair value	129	(162)
Additions	1,132	125
Payments	—	(160)
Ending Balance	$1,596	$403

(1)
December 30, 2018 assets and liabilities are all classified as Level 2 with the exception of equity investments of $511 million, which are classified as Level 1 and $335 million, classified as Level 3.

(2)	Includes $1 million and $6 million of non-current other assets as of September 29, 2019 and December 30, 2018, respectively.

(3)	Includes $3 million of non-current other liabilities as of December 30, 2018.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets. The carrying amount of the equity investments were $863 million and $511 million as of September 29, 2019 and December 30, 2018, respectively.

(6)	Classified within cash equivalents and current marketable securities.

(7)
Includes $1,453 million (primarily related to Auris Health) and $335 million, classified as non-current other liabilities as of September 29, 2019 and December 30, 2018, respectively. Includes $143 million classified as current liabilities as of September 29, 2019

The Company's cash, cash equivalents and current marketable securities as of September 29, 2019 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,667	—	2,667	2,667
Other sovereign securities(1)	709	—	709	619	90
U.S. reverse repurchase agreements	6,182	—	6,182	6,182
Other reverse repurchase agreements	241	—	241	241
Corporate debt securities(1)	1,647	—	1,647	1,159	488
Money market funds	1,481	—	1,481	1,481
Time deposits(1)	691	—	691	691
Subtotal	13,618	—	13,618	13,040	578

		Unrealized Gain
Government securities	4,050	1	4,051	3,195	856
Other sovereign securities	4	—	4	—	4
Corporate debt securities	272	—	272	14	258
Subtotal available for sale debt(2)	$4,326	1	4,327	3,209	1,118
Total cash, cash equivalents and current marketable securities	$17,944	1	17,945	16,249	1,696
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

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. Available for sale securities with stated maturities of greater than one year from the date of purchase are available to fund current operations and are classified as cash equivalents and current marketable securities.

The contractual maturities of the available for sale securities as of September 29, 2019 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$4,267	4,268
Due after one year through five years	59	59
Due after five years through ten years	—	—
Total debt securities	$4,326	4,327

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 29, 2019:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$2,299	2,349

Non-Current Debt
1.950% Notes due 2020	500	501
3.55% Notes due 2021	449	461
2.45% Notes due 2021	349	354
1.65% Notes due 2021	999	997
0.250% Notes due 2022 (1B Euro 1.0958)	1,094	1,108
2.25% Notes due 2022	997	1,011
6.73% Debentures due 2023	250	298
3.375% Notes due 2023	804	854
2.05% Notes due 2023	498	502
0.650% Notes due 2024 (750MM Euro 1.0958)	819	850
5.50% Notes due 2024 (500 MM GBP 1.2353)	613	752
2.625% Notes due 2025	748	771
2.45% Notes due 2026	1,992	2,028
2.95% Notes due 2027	996	1,052
2.90% Notes due 2028	1,494	1,573
1.150% Notes due 2028 (750MM Euro 1.0958)	815	887
6.95% Notes due 2029	297	416
4.95% Debentures due 2033	498	627
4.375% Notes due 2033	855	1,021
1.650% Notes due 2035 (1.5B Euro 1.0958)	1,628	1,916
3.55% Notes due 2036	989	1,082
5.95% Notes due 2037	992	1,394
3.625% Notes due 2037	1,487	1,656
3.40% Notes due 2038	991	1,073
5.85% Debentures due 2038	696	983
4.50% Debentures due 2040	539	668
4.85% Notes due 2041	297	387
4.50% Notes due 2043	495	629
3.70% Notes due 2046	1,973	2,232
3.75% Notes due 2047	991	1,124
3.50% Notes due 2048	742	817
Other	32	33
Total Non-Current Debt	$26,919	30,057

The weighted average effective interest rate on non-current debt is 3.20%.

The excess of the estimated fair value over the carrying value of debt was $0.3 billion at December 30, 2018.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2019 and 2018 were 15.3% and 17.6%, respectively. During the third fiscal quarter of 2019, the Company recorded a tax benefit from the enactment of Swiss tax reform which reduced the effective rate for the fiscal nine months of 2019 by 3.0%. This benefit was partially offset by the Company increasing its unrecognized tax benefit liability in the current quarter which increased the effective tax rate for the fiscal nine months of 2019 by approximately 2.0%. Additionally, the Company had less income in higher tax jurisdictions relative to lower tax jurisdictions as compared to the same period in 2018. This was primarily driven by the impact of the agreement in principle to settle opioid litigation (see Note 11 to the Consolidated Financial Statements), in the fiscal third quarter of 2019, which was recorded in the U.S., at an effective tax rate of 23%.

As of September 29, 2019, the Company had approximately $3.6 billion of liabilities from unrecognized tax benefits. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. The Company is not able to provide a reasonably reliable estimate of the timing of any future tax payments relating to these uncertain tax positions. With respect to the United States, the IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company has reassessed its uncertain tax positions based on the best information available and therefore in the fiscal third quarter of 2019 has increased its unrecognized tax benefit liability by approximately $0.2 billion. The Company currently expects substantial completion of the audit and settlement of the related tax liabilities in the next nine months. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability that may have a material impact on the Company’s future operating results or cash flows in the period that the audit is substantially completed.

Swiss Tax Reform
On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals. In the fiscal third quarter of 2019, the Swiss Federal Council enacted TRAF. TRAF will become effective on January 1, 2020. The Federal transitional provisions of TRAF allow companies, under certain conditions, to adjust their tax basis adjustments to fair value (i.e., “step-up”) which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The adjustment to the Company’s asset tax basis will require review and approval by the tax authorities.

TRAF also provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for companies. The new cantonal tax parameters include favorable tax benefits for patents and an additional research and development tax deduction. The cantonal transitional provisions of TRAF are also expected to allow companies to elect either 1) tax basis step-up similar to the Federal transition benefit or 2) alternative statutory tax rate for a period not to exceed 5 years. The Company currently has operations located in various Swiss cantons and enactment may not be uniform in both the substantive nature of the legislation and the timing of enactment. The cantons are expected to implement new local legislation by January 1, 2020 or the new federal law will be directly applied.

The Company recorded a net tax benefit of $0.4 billion related to this federal and certain cantonal enactments in the fiscal third quarter of 2019 consisting of the following provisions:

•
approximately $360 million tax expense relating to the remeasurement of Swiss deferred tax assets and liabilities for the change in Federal and cantonal tax rates, where enactment occurred by September 29, 2019.

•	a $1.2 billion deferred tax asset related to the estimated value of a Federal tax basis step-up of the Company’s Swiss subsidiaries’ assets.

•
approximately $450 million deferred tax expense relating to U.S. deferred tax liabilities relating to the Global Intangible Low-Taxed Income (GILTI) tax resulting from the remeasurement of the Swiss deferred tax assets and liabilities and the new deferred tax asset for the Federal step-up. See the 2018 Form 10-K for more discussion on the Company’s policy election to account for GILTI under the deferred method.

As of September 29, 2019, two cantons in which the Company operates have enacted legislation in response to the TRAF. The Company is currently assessing the elective cantonal transition provisions including discussions with local taxing authorities on the application of the new law. The Company has recorded an estimated impact of the transitional provisions based on the best available information for cantons where enactment has occurred. The estimated cantonal benefit that has been recorded is not material to the results of the Company. The amounts recorded in the current fiscal quarter do not include the impact of cantonal law changes including the transitional provisions which have not yet been enacted. These enactments, which are expected to occur in the fiscal fourth quarter of 2019 or early 2020, may result in a material impact to the future results of the Company.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters and the fiscal nine months of 2019 and 2018 include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$275	307	68	67	828	925	205	202
Interest cost	273	247	46	37	822	748	138	112
Expected return on plan assets	(578)	(550)	(2)	(1)	(1,742)	(1,664)	(5)	(5)
Amortization of prior service cost/(credit)	1	1	(7)	(7)	3	2	(23)	(23)
Recognized actuarial losses	145	213	32	31	435	641	97	92
Curtailments and settlements	(4)	—	—	—	3	(2)	—	—
Net periodic benefit cost	$112	218	137	127	349	650	412	378

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal nine months ended September 29, 2019, the Company contributed $62 million and $95 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 30, 2018	$(8,869)	—	(6,158)	(195)	(15,222)
Net change	(575)	1	442	(179)	(311)
September 29, 2019	$(9,444)	1	(5,716)	(374)	(15,533)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters and the fiscal nine months ended September 29, 2019 and September 30, 2018:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic net earnings per share	$0.67	1.47	4.19	4.57
Average shares outstanding — basic	2,635.2	2,683.2	2,649.5	2,682.6
Potential shares exercisable under stock option plans	117.8	140.3	137.6	140.9
Less: shares which could be repurchased under treasury stock method	(83.8)	(96.7)	(99.7)	(94.7)
Convertible debt shares	0.7	0.8	0.7	0.8
Average shares outstanding — diluted	2,669.9	2,727.6	2,688.1	2,729.6
Diluted net earnings per share	$0.66	1.44	4.13	4.49

The diluted net earnings per share calculation for both the fiscal third quarters ended September 29, 2019 and September 30, 2018 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal third quarter ended September 29, 2019 excluded 19 million shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal third quarter ended September 30, 2018 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

The diluted net earnings per share calculation for both the fiscal nine months ended September 29, 2019 and September 30, 2018 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal nine months ended September 29, 2019 excluded an insignificant number of shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal nine months ended September 30, 2018 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2019	September 30, 2018	Percent Change	September 29, 2019	September 30, 2018	Percent Change

CONSUMER
Baby Care
U.S.	$91	120	(24.1)%	$277	306	(9.5)%
International	326	352	(7.3)	977	1,079	(9.5)
Worldwide	417	472	(11.6)	1,254	1,385	(9.5)
Beauty
U.S.	559	543	2.9	1,810	1,791	1.1
International	592	535	10.8	1,633	1,480	10.4
Worldwide	1,151	1,078	6.8	3,443	3,271	5.3
Oral Care
U.S.	156	158	(1.1)	462	472	(2.1)
International	223	226	(1.6)	673	684	(1.7)
Worldwide	379	384	(1.4)	1,135	1,156	(1.8)
OTC
U.S.	477	440	8.4	1,468	1,359	8.0
International	621	608	2.2	1,781	1,827	(2.5)
Worldwide	1,098	1,048	4.8	3,249	3,186	2.0
Women's Health
U.S.	3	3	(4.0)	9	10	(3.8)
International	252	266	(5.4)	724	782	(7.5)
Worldwide	255	269	(5.3)	733	792	(7.4)
Wound Care/Other
U.S.	109	106	1.9	343	344	(0.4)
International	59	58	3.3	173	183	(5.0)
Worldwide	168	164	2.4	516	527	(2.0)
TOTAL CONSUMER
U.S.	1,394	1,370	1.7	4,369	4,282	2.0
International	2,075	2,045	1.4	5,962	6,035	(1.2)
Worldwide	3,469	3,415	1.6	10,331	10,317	0.1

PHARMACEUTICAL
Immunology
U.S.	2,582	2,400	7.6	7,124	6,717	6.1
International	1,129	998	13.2	3,304	3,061	8.0
Worldwide	3,711	3,398	9.3	10,428	9,778	6.7
REMICADE®
U.S.	749	987	(24.1)	2,324	2,821	(17.6)
U.S. Exports	88	100	(12.0)	226	346	(34.7)
International	299	292	2.5	795	921	(13.7)
Worldwide	1,136	1,379	(17.6)	3,345	4,088	(18.2)
SIMPONI / SIMPONI ARIA®
U.S.	313	281	11.6	857	779	10.0
International	273	255	7.3	816	823	(0.8)
Worldwide	586	536	9.6	1,673	1,602	4.5
STELARA®
U.S.	1,212	889	36.3	3,152	2,460	28.1
International	487	421	15.7	1,509	1,252	20.5
Worldwide	1,698	1,310	29.6	4,661	3,712	25.6
TREMFYA®
U.S.	221	143	54.3	565	311	81.7%
International	69	28	*	177	58	*
Worldwide	290	171	69.0	742	369	*
OTHER IMMUNOLOGY
U.S.	—	—	—	—	—	—
International	2	2	(4.4)	8	7	13.7
Worldwide	2	2	(4.4)	8	7	13.7

Infectious Diseases
U.S.	418	345	21.2	1,162	1,006	15.5
International	421	478	(12.0)	1,385	1,496	(7.4)
Worldwide	839	823	1.9	2,547	2,502	1.8
EDURANT® / rilpivirine
U.S.	12	13	(7.3)	36	42	(14.3)
International	206	189	9.0	603	581	3.8
Worldwide	218	202	7.9	639	623	2.6
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	373	297	25.4	1,032	847	21.8
International	135	193	(29.8)	534	613	(12.8)
Worldwide	508	490	3.7	1,566	1,460	7.3
OTHER INFECTIOUS DISEASES
U.S.	33	35	(4.3)	94	117	(19.6)
International	80	96	(17.4)	248	302	(18.2)
Worldwide	113	131	(13.9)	342	419	(18.6)

Neuroscience
U.S.	785	651	20.7	2,172	1,914	13.5
International	810	839	(3.5)	2,590	2,663	(2.7)
Worldwide	1,595	1,490	7.1	4,762	4,577	4.0
CONCERTA® / methylphenidate
U.S.	84	57	48.2	196	191	2.9
International	109	100	9.4	348	322	8.0
Worldwide	193	157	23.5	544	513	6.1
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	554	468	18.3	1,543	1,306	18.1
International	297	281	5.9	916	859	6.7
Worldwide	851	749	13.7	2,459	2,165	13.6
RISPERDAL CONSTA®
U.S.	79	76	4.9	237	238	(0.5)
International	89	99	(10.5)	292	321	(9.1)
Worldwide	167	175	(3.8)	528	559	(5.4)
OTHER NEUROSCIENCE
U.S.	68	50	35.3	196	179	9.7
International	316	359	(12.5)	1,035	1,161	(10.9)
Worldwide	384	409	(6.6)	1,231	1,340	(8.2)

Oncology
U.S.	1,171	1,250	(6.3)	3,146	3,268	(3.7)
International	1,590	1,338	18.8	4,830	4,087	18.2
Worldwide	2,761	2,588	6.7	7,976	7,355	8.4
DARZALEX®
U.S.	402	318	26.1	1,123	880	27.6
International	363	180	*	1,045	561	86.2
Worldwide	765	498	53.5	2,168	1,441	50.4
IMBRUVICA®
U.S.	447	334	34.0	1,163	811	43.5
International	475	371	27.6	1,373	1,101	24.6
Worldwide	921	705	30.6	2,536	1,912	32.6
VELCADE®
U.S.	—	—	—	—	—	—
International	149	271	(44.8)	636	864	(26.3)
Worldwide	149	271	(44.8)	636	864	(26.3)
ZYTIGA® / abiraterone acetate
U.S.	233	527	(55.8)	616	1,420	(56.6)
International	508	431	17.8	1,502	1,292	16.2
Worldwide	741	958	(22.7)	2,118	2,712	(21.9)
OTHER ONCOLOGY
U.S.	91	71	26.7	245	157	54.7
International	95	85	12.2	274	269	2.1
Worldwide	186	156	18.8	519	426	21.6

Pulmonary Hypertension
U.S.	427	425	0.5	1,296	1,215	6.6
International	227	231	(1.6)	704	691	1.9
Worldwide	654	656	(0.3)	2,000	1,906	4.9
OPSUMIT®
U.S.	206	182	12.9	581	511	13.7
International	140	128	10.1	419	381	10.2
Worldwide	347	310	11.7	1,001	892	12.2
TRACLEER® / bosentan
U.S.	19	69	(72.4)	121	208	(41.8)
International	46	70	(32.8)	164	214	(23.3)
Worldwide	65	139	(52.7)	285	422	(32.4)
UPTRAVI®
U.S.	185	154	20.2	536	433	23.9
International	25	17	52.1	75	49	52.8
Worldwide	210	171	23.4	611	482	26.8
OTHER
U.S.	17	20	(10.1)	58	63	(8.9)
International	15	16	(15.4)	46	47	(3.0)
Worldwide	31	36	(12.6)	103	110	(6.4)

Cardiovascular / Metabolism / Other
U.S.	955	1,026	(6.9)	2,804	3,230	(13.2)
International	360	365	(1.3)	1,131	1,196	(5.4)
Worldwide	1,316	1,391	(5.4)	3,936	4,426	(11.1)
XARELTO®
U.S.	613	612	0.1	1,704	1,869	(8.9)
International	—	—	—	—	—	—
Worldwide	613	612	0.1	1,704	1,869	(8.9)
INVOKANA® / INVOKAMET®
U.S.	125	150	(16.6)	411	523	(21.3)
International	55	40	33.9	147	130	12.3
Worldwide	179	190	(5.8)	558	653	(14.6)
PROCRIT® / EPREX®
U.S.	126	178	(29.6)	387	523	(26.1)
International	72	77	(5.7)	220	244	(9.8)
Worldwide	198	255	(22.4)	607	767	(20.9)
OTHER
U.S.	91	86	8.1	302	315	(3.8)
International	234	248	(5.7)	765	822	(6.9)
Worldwide	325	334	(2.2)	1,067	1,137	(6.1)

TOTAL PHARMACEUTICAL
U.S.	6,340	6,097	4.0	17,705	17,350	2.0
International	4,537	4,249	6.8	13,945	13,194	5.7
Worldwide	10,877	10,346	5.1	31,650	30,544	3.6

MEDICAL DEVICES
Diabetes Care
U.S.	—	125	*	—	371	*
International	—	190	*	—	638	*
Worldwide	—	315	*	—	1,009	*
Interventional Solutions
U.S.	357	320	11.5	1,066	947	12.6
International	382	333	15.3	1,156	1,013	14.2
Worldwide	741	653	13.4	2,223	1,960	13.4
Orthopaedics
U.S.	1,301	1,284	1.2	3,950	3,923	0.7
International	837	827	1.2	2,616	2,700	(3.1)
Worldwide	2,138	2,111	1.2	6,566	6,623	(0.9)
HIPS
U.S.	204	201	1.1	633	621	1.8
International	133	129	2.7	428	432	(0.8)
Worldwide	336	330	1.7	1,061	1,053	0.7
KNEES
U.S.	209	215	(2.7)	650	672	(3.3)
International	136	126	7.9	435	438	(0.6)
Worldwide	344	341	1.2	1,085	1,110	(2.2)
TRAUMA
U.S.	415	395	5.1	1,239	1,196	3.6
International	262	259	1.0	795	829	(4.1)
Worldwide	677	654	3.5	2,034	2,025	0.4
SPINE & OTHER
U.S.	472	473	(0.2)	1,427	1,434	(0.5)
International	306	313	(2.0)	957	1,001	(4.4)
Worldwide	778	786	(0.9)	2,384	2,435	(2.1)
Surgery
U.S.	940	1,016	(7.4)	2,867	3,031	(5.4)
International	1,371	1,360	0.8	4,192	4,283	(2.1)
Worldwide	2,311	2,376	(2.7)	7,059	7,314	(3.5)
ADVANCED
U.S.	409	421	(2.8)	1,209	1,216	(0.6)
International	602	555	8.3	1,811	1,731	4.6
Worldwide	1,010	976	3.6	3,019	2,947	2.4
GENERAL
U.S.	443	423	4.7	1,311	1,282	2.3
International	659	657	0.2	1,998	2,094	(4.6)
Worldwide	1,101	1,080	1.9	3,309	3,376	(2.0)
SPECIALTY
U.S.	88	172	(48.0)	347	533	(34.9)
International	110	148	(25.0)	383	458	(16.2)
Worldwide	200	320	(37.4)	731	991	(26.2)

Vision
U.S.	459	452	1.4	1,366	1,351	1.1
International	734	680	8.0	2,117	2,069	2.3
Worldwide	1,193	1,132	5.4	3,483	3,420	1.8
CONTACT LENSES / OTHER
U.S.	339	319	6.2	993	948	4.7
International	555	516	7.4	1,566	1,538	1.8
Worldwide	893	835	7.0	2,559	2,486	2.9
SURGICAL
U.S.	120	133	(10.0)	373	403	(7.4)
International	180	164	9.9	551	531	3.7
Worldwide	299	297	0.9	923	934	(1.1)

TOTAL MEDICAL DEVICES
U.S.	3,057	3,197	(4.4)	9,249	9,623	(3.9)
International	3,326	3,390	(1.9)	10,082	10,703	(5.8)
Worldwide	6,383	6,587	(3.1)	19,331	20,326	(4.9)

WORLDWIDE
U.S.	10,791	10,664	1.2	31,323	31,255	0.2
International	9,938	9,684	2.6	29,989	29,932	0.2
Worldwide	$20,729	20,348	1.9%	$61,312	61,187	0.2%

*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2019	September 30, 2018	Percent Change	September 29, 2019	September 30, 2018	Percent Change
Consumer (1)	$653	510	28.0%	$1,800	1,887	(4.6)%
Pharmaceutical(2)	(222)	2,876	*	5,786	10,193	(43.2)
Medical Devices(3)	1,392	1,267	9.9	6,078	3,642	66.9
Segment earnings before provision for taxes	1,823	4,653	(60.8)	13,664	15,722	(13.1)
Less: Expense not allocated to segments (4)	176	230		554	845
Worldwide income before tax	$1,647	4,423	(62.8)%	$13,110	14,877	(11.9)%

*Percentage greater than 100% or not meaningful

(1) Includes a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd. (Dr. Ci: Labo) in the fiscal nine months of 2019. Includes litigation expense of $0.2 billion and restructuring charge of $0.1 billion in the fiscal nine months of 2019. Includes a gain of $0.3 billion from the divestiture of NIZORAL® in the fiscal nine months of 2018. Includes amortization expense of $0.1 billion in both the fiscal third quarter of 2019 and 2018 and $0.3 billion and $0.2 billion in the fiscal nine months of 2019 and 2018, respectively.

(2) Includes litigation expense of $4.0 billion and $4.3 billion primarily related to the agreement in principle to settle opioid litigation in the fiscal third quarter and fiscal nine months of 2019, respectively. Includes an unrealized loss on securities of $0.1 billion in the fiscal third quarter of 2019. Includes an unrealized gain on securities of $0.2 billion, an in-process research and development expense of $0.9 billion related to the Alios asset, a research and development expense of $0.3 billion for an upfront payment related to argenx, Actelion acquisition related costs of $0.1 billion and restructuring charge of $0.1 billion in the fiscal nine months of 2019. Includes an in-process research and development charge of $1.1 billion related to the Alios and XO1 assets and the corresponding XO1 contingent liability reversal of $0.2 billion in the fiscal third quarter and fiscal nine months of 2018. Includes Actelion acquisition related costs of $0.2 billion in the fiscal nine months of 2018 and a gain of $0.1 billion from the divestiture of PANCREASE® in the fiscal nine months of 2018. Includes amortization expense of $0.8 billion and $0.7 billion in the fiscal third quarters and $2.4 billion and $2.3 billion in the fiscal nine months of 2019 and 2018, respectively.

(3) Includes a gain of $2.0 billion from the divestiture of the ASP business in the fiscal nine months of 2019. Includes a restructuring related charge of $0.1 billion and $0.2 billion in the fiscal third quarters of 2019 and 2018, respectively and $0.2 billion and $0.4 billion in the fiscal nine months of 2019 and 2018, respectively. Includes litigation expense of $0.3 billion and $0.7 billion in the fiscal nine months of 2019 and 2018, respectively. Includes amortization expense of $0.2 billion and $0.3 billion in the fiscal third quarters of 2019 and 2018, respectively and $0.7 billion and $0.8 billion in the fiscal nine months of 2019 and 2018, respectively.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2019	September 30, 2018	Percent Change	September 29, 2019	September 30, 2018	Percent Change
United States	$10,791	10,664	1.2%	$31,323	31,255	0.2%
Europe	4,461	4,416	1.0	13,803	14,023	(1.6)
Western Hemisphere, excluding U.S.	1,488	1,550	(4.0)	4,446	4,657	(4.5)
Asia-Pacific, Africa	3,989	3,718	7.3	11,740	11,252	4.3
Total	$20,729	20,348	1.9%	$61,312	61,187	0.2%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

On September 27, 2019, the Company acquired the assets of JointPoint, Inc., a privately held company, with navigation software to enable a more digitally-oriented procedure in hips.

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

On October 23, 2018, the Company entered into an agreement to acquire Ci:z Holdings Co., Ltd., (Dr. Ci:Labo) a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products for a total purchase price of approximately ¥230 billion, which equates to approximately $2.1 billion, using the exchange rate of 109.06 Japanese Yen to each U.S. Dollar on January 16, 2019. The acquisition was completed on January 17, 2019, through a series of transactions that included an all-cash tender offer to acquire the publicly held shares not already held by the Company for ¥5,900 per share. The Company previously held a 20% ownership in Ci:z Holdings Co., Ltd. As of June 2019, the Company became the legal owner of Ci:z Holdings with the completion of the tender offer procedure in Japan. The acquired company was then delisted from the Tokyo Stock Exchange. Additionally, in the fiscal first quarter of 2019, the Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd.

The Company treated this transaction as a business combination and included it in the Consumer segment. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. At September 29, 2019, the fair value of the acquisition was allocated primarily to amortizable intangible assets for $1.5 billion, goodwill for $1.2 billion and liabilities assumed of $0.4 billion subject to any subsequent valuation adjustments within the measurement period. The adjustments made since the date of acquisition were $0.1 billion to intangible assets, accrued liabilities, deferred taxes on income and property, plant and equipment with the offset to goodwill. The amortizable intangible assets were comprised of brand/trademarks and customer relationships with a weighted average life of 15.3 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.

During the fiscal third quarter of 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of certain employees and manufacturing sites. Several manufacturing sites were transferred to Jabil in the fiscal nine months of 2019 and the majority of transfers will be completed by year end 2019 with a minor amount remaining in 2020. As of September 29, 2019, the assets held for sale on the Consolidated Balance Sheet were $0.2 billion of inventory. For additional details on the global supply chain restructuring see Note 12 to the Consolidated Financial Statements.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of September 29, 2019, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of September 29, 2019, in the United States there were approximately 1,400 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,500 with respect to the PINNACLE® Acetabular Cup System; 19,800 with respect to pelvic meshes; 13,600 with respect to RISPERDAL®; 30,700 with respect to XARELTO®; 16,800 with respect to body powders containing talc; 700 with respect to INVOKANA®; and 3,100 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany, India and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle two pending class actions which have been approved by the Québec Superior Court and the Supreme Court of British Columbia. The British Columbia order is currently the subject of an appeal. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. The MDL Court is remanding cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices.

In Australia, a trial of class action issues has been completed and the parties are awaiting a decision. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH® Flexible Composite Mesh, claims for personal injury have been made against Ethicon, Inc. and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device.  Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) has also been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending outside the United States.

Along with ETHICON PHYSIOMESH® lawsuits, there were a number of filings related to the PROCEED® Mesh and PROCEED® Ventral Patch products. In March 2019, the New Jersey Supreme Court entered an order consolidating all PROCEED® and PROCEED® Ventral Patch cases as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the US, and in jurisdictions outside the US. The Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company including a recent verdict in October 2019 of $8 billion of punitive damages related to one single plaintiff. The Company believes it has strong grounds to overturn this verdict. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI's collaboration partner for XARELTO® Bayer AG and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in California. Class action lawsuits also have been filed in Canada. In March 2019, the Company announced an agreement in principle to the settle the XARELTO® cases in the United States; such agreement was finalized and executed in May 2019 establishing an ongoing United States settlement program. The Company has established accruals for the costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, as well as outside the United States. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. In the multi-district litigation, the parties have moved to exclude experts, known as Daubert motions. The Court held Daubert hearings in mid-July 2019 and a final round of briefing has been submitted to the Court. The parties are awaiting a decision. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in July 2018 of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual for defense costs only in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to potential liability on account of Imerys’s sales of talc, including to the Company for the Company’s body powders. In its bankruptcy filing, Imerys noted certain claims it alleged it had against the Company for indemnification and rights to joint insurance proceeds. Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the “related to” jurisdictional provisions of the Bankruptcy Code. The Company's petition was denied and the state court talc lawsuits that have been removed to federal court on such basis have been remanded.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result.  Plaintiffs are seeking damages. The Company has filed a motion to dismiss and awaits the Court’s schedule for oral argument.  In October 2018, a shareholder derivative lawsuit was filed against Johnson & Johnson as the nominal defendant and its current directors as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In September 2019, the Court granted defendants’ motion to dismiss the shareholder derivative lawsuit, and dismissed the complaint without prejudice.  In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder.  Plaintiffs are seeking damages and injunctive relief. Defendants have filed a motion to dismiss.

A lawsuit is pending in the United States District Court for the Central District of California alleging violations of Proposition 65, California’s Unfair Competition Law and False Advertising Law. In June 2019, plaintiffs filed a motion for voluntary dismissal of this Proposition 65 action and the Company opposed such motion to the extent it would allow plaintiffs’ counsel to refile such claims with new plaintiffs. The Court granted plaintiff’s motion conditioned upon payment of attorneys’ fees and costs. Another lawsuit alleging violations of Proposition 65, California’s Consumer Legal Remedies Act, was filed in the Superior Court of California for the County of San Diego. In July 2019, Johnson & Johnson filed a notice of removal to the United States District Court for the Southern District of California. In August 2019, plaintiffs filed an amended complaint in the Southern District and the parties stipulated to having any responsive pleading filed in October 2019.

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

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. Lawsuits filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in various state courts including Pennsylvania, Louisiana and Utah. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company's accruals.

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

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (the ’310 patent); 9,084,608; 9,241,759 (the ’759 patent) and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. The parties have entered joint stipulations such that only the ’310 patent and the ’759 patent remain in dispute. Trial began in September 2019 and is expected to conclude in the first quarter of 2020.

In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412 (the ’412 patent). Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. In December 2016, Acclarent filed a petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO) challenging the validity of the ’412 patent. The USPTO instituted the IPR in July 2017. In July 2018, the USPTO ruled in favor of Albritton in the IPR, finding that Acclarent had not met its burden of proof that the challenged claims were invalid. In October 2019, the Court of Appeals affirmed the USPTO’s Patent Trial and Appeal Board. In June 2019, the parties filed cross motions for summary judgment in the district court and the parties are awaiting a decision. The district court trial is scheduled for April 2020.

In November 2017, Board of Regents, The University of Texas System and Tissuegen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® POS® Antibacterial Sutures and STRATAFIX® MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 (the ’603 patent) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the USPTO, seeking Inter Partes Review (IPR) of both asserted patents. Those petitions have been stayed by the USPTO pending a decision by the U.S. Supreme Court in an unrelated case. UT dismissed the ’603 patent from the suit. Trial is scheduled for June 2020.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (“Intuitive”) filed a patent infringement suit against Auris Health, Inc. (“Auris”) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200 patent); 6,491,701 (’701 patent); 6,522,906 (’906 patent); 6,800,056 (’056 patent); 8,142,447 (’447 patent); 8,620,473 (’473 patent); 8,801,601 (’601 patent); and 9,452,276 (’276 patent) based on Auris’ Monarch™ Platform. Auris filed Petitions for Inter Partes Review with the USPTO regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. The trial is scheduled to begin in January 2021.

In August 2019, RSB Spine LLC (“RSB Spine”) filed a patent infringement suit against DePuy Synthes, Inc. in United States District Court for the District of Delaware. In October 2019, RSB Spine amended the complaint to change the named defendants to DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. In the suit, RSB Spine alleges willful infringement of United States Patent Nos. 6,984,234 and 9,713, 537 by one or more of the following products: Zero-P-VA™ Spacer, Zero-P® Spacer, Zero- P Natural Plate, Synfix® LR Spacer and Synfix® Evolution System. RSB Spine seeks monetary damages and injunctive relief.

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

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a film-coated generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422(the ’422 patent). In October 2019, the Court issued an Order prohibiting the Canadian Minister of Health from approving Apotex’s ANDS until the expiration of the ’422 patent.

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

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) and the Minister of Health in Canada in response to Sandoz’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422. In July 2019, the parties entered into a settlement agreement.

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

The consolidated ’218 cases involving Alembic, Aurobindo, Breckenridge, InvaGen, Lupin, Macleods, Micro, Mylan, Sigmapharm, Taro, Teva, and Torrent have been stayed.

In June 2019, JPI and Bayer filed suit against Accord Healthcare Inc., Accord Healthcare Ltd., and Intas Pharmaceuticals Ltd. (collectively, Accord) alleging infringement of the ’218 patent.

In August 2019, JPI and Bayer filed suit against Sunshine Lake Pharma Co., Ltd. and HEC Pharm USA Inc. alleging infringement of the ’218 patent.

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

In December 2018, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Amneal Pharmaceuticals, LLC, Amneal Pharmaceuticals Company GmbH, Amneal Pharmaceuticals of New York, LLC, Amneal Pharmaceuticals Pvt Ltd., and Raks Pharma Pvt. Ltd. (collectively, Amneal), who filed an ANDA seeking approval to market generic versions of PREZISTA® before the expiration of United States Patent Nos. 8,518,987; 7,126,015; and 7,595,408. In April 2019, the parties entered into a settlement agreement.

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

In June 2019, Janssen and MTPC entered into a settlement agreement with Prinston and InvaGen.

In July 2019, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®.

In July 2019, Janssen and MTPC entered into a settlement agreement with Hetero.

In August 2019, Janssen and MTPC entered into a settlement agreement with Apotex and Teva.

A trial on the ’582 and ’202 patents is scheduled to begin in April 2020, and a trial on the ’788, ’219 and ’403 patents is scheduled to begin in May 2020.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

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

In July 2019, Actelion Pharmaceuticals Ltd. filed suit against Aurobindo Pharma USA Inc. and Aurobindo Pharma Limited (Aurobindo). Aurobindo filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of the ’781 patent. Actelion is seeking an order enjoining Defendants from marketing a generic version of OPSUMIT® before the expiration of the ’781 patent.

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

In August 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the patent.

In each of these lawsuits, Janssen is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA® before the expiration of the patent.

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (collectively, Janssen) initiated a Notices of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in response to Teva's filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 and 2,655,335. Janssen is seeking an order prohibiting the Minister of Health from issuing a Notice of Compliance with respect to Teva’s ANDS before the expiration of these patents. The Final Hearing is scheduled to begin in February 2020.

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

In August 2019, Pharmacyclics and JBI amended their complaints against Cipla, Fresenius, and Sandoz to further allege infringement of U.S. Patent Nos. 10,294,231 and 10,294,232 and amended their complaint against Sun to further allege infringement of U.S. Patent No. 10,294,232.

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

RISPERDAL CONSTA®

In July 2019, Janssen Pharmaceuticals, Inc., Alkermes Pharma Ireland Limited and Alkermes Controlled Therapeutics, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Luye Pharma Group Ltd., Luye Pharma (USA), Ltd., Nanjing Luye Pharmaceutical Co., Ltd. and Shandong Luye Pharmaceutical Co., Ltd. (collectively, Luye), who filed an ANDA seeking approval to market a generic version of RISPERDAL CONSTA® before the expiration of United States Patent No. 6,667,061. A trial has been scheduled for February 2020.

In this lawsuit, Janssen is seeking an order enjoining Luye from marketing a generic version of RISPERDAL CONSTA® before the expiration of the patent.

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

Average Wholesale Price (AWP) Litigation

Johnson & Johnson and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. The case brought by Illinois was settled after trial. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), Johnson & Johnson and ALZA Corporation. All other cases have been resolved.

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 2,500 lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016).  Similar lawsuits have also been filed by the following groups of plaintiffs: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors.  To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed in state court by the state Attorneys General in Arkansas, Florida, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama; Arkansas; California; Connecticut; Florida; Georgia; Illinois; Kentucky; Louisiana; Maine; Maryland; Massachusetts; Mississippi; Missouri; Nevada; New Hampshire; New Jersey; New Mexico; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; Rhode Island; South Carolina; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are more than 350 cases pending in various state courts. There are over 2,200 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In addition, the Province of British Columbia filed suit in Canada. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

The trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against Johnson & Johnson and JPI in the amount of $572 million, subject to a final order to be issued by the court.  Johnson & Johnson and JPI have expressed their intention to appeal the judgment. The Company believes that it has strong grounds to overturn this judgment.  In October 2019 Johnson & Johnson and JPI announced a settlement of the first case set for trial in the MDL for two counties in Ohio.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, four state attorneys general have also announced a proposed agreement in principle with various companies that would include the Company contributing $4 billion, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by states, cities and counties. The Company cannot predict if or when the agreement will be finalized.

In August 2019, Johnson & Johnson received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act.  In September 2019, Johnson & Johnson received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums.  The Company is cooperating with NYDFS’s inquiry and producing documents in response to the various subpoenas and requests for information.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the district court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the district court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the district court, and fact discovery is currently scheduled to close in February 2020.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019 and concluded in September 2019. The parties are awaiting a decision. Similar complaints were filed against the companies by Kentucky in August 2016 and by Mississippi in October 2017. The trial date for the Kentucky case was scheduled for September 2019 but has been adjourned and no new trial date has been scheduled. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia.
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
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The matter is stayed pending interlocutory appeal of a December 2018 denial of Johnson & Johnson and JJCI's motion for summary judgment.

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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®. In December 2017, Johnson &

Johnson and JPI were served with a whistleblower lawsuit filed in the United States District Court for the Central District of California alleging the off-label promotion of OLYSIO® and additional products, including NUCYNTA®, XARELTO®, LEVAQUIN® and REMICADE®.  At this time, the federal and state governments have declined to intervene and the lawsuit, which is related to the Civil Investigative Demand, is being prosecuted by a former company employee.  The United States District Court for the Central District of California dismissed the claim in April 2018. In May 2018, the relator filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument for the appeal is scheduled for November 2019.

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

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. In May 2019, US CBP issued its Mitigation

Decision and determined that Janssen Ortho had negligently misrepresented that darunavir ethanolate is entitled to duty free treatment. In June 2019, Janssen Ortho filed a Supplemental Petition for Relief. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. The trial in the Classification Litigation was held in July 2019. The parties are awaiting a decision.

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

Beginning in September 2017, multiple purported class actions of direct and indirect purchasers were filed against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) alleging that Janssen’s REMICADE® contracting strategies violated federal and state antitrust and consumer laws and seeking damages and injunctive relief. In November 2017, the cases were consolidated for pre-trial purposes in United States District Court for the Eastern District of Pennsylvania as In re Remicade Antitrust Litigation. Motions to dismiss were denied in both the direct and indirect purchaser cases. A motion to compel arbitration of the direct purchaser case was denied by the district court. The United States Court of Appeals for the Third Circuit reversed the district court's ruling.

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

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to Johnson & Johnson in connection with its investigation of whether Janssen’s REMICADE® contracting practices violate federal antitrust laws.

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

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals US, Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of

Maryland and United States District Court for the District of Columbia.  The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER®.  TRACLEER® is subject to a Risk Evaluation and Mitigation Strategy, which imposes restrictions on distribution of the product.  In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland.  In October 2019, the Court granted Actelion’s motion to dismiss the amended complaint.

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

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers-Squibb and Japan Tobacco. The case is pending in the United States District Court for the District of Northern California. The defendants have filed motions to dismiss the complaint.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s  business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

NOTE 12— RESTRUCTURING

On April 17, 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the global supply chain restructuring strategic collaborations see Note 10 to the Consolidated Financial Statements. In the fiscal third quarter of 2019, the Company recorded a pre-tax charge of $128 million, of which $20 million was included in cost of products sold and $39 million was included in other (income) expense. In the fiscal nine months of 2019, the Company recorded a pre-tax charge of $360 million, of which $81 million was included in cost of products sold and $117 million was included in other (income) expense. Total project costs of approximately $598 million have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated spending through the fiscal nine months of 2019:

(Dollars in Millions)	Severance	Asset Write-offs	Other**	Total
Reserve balance, December 30, 2018	$194	—	48	242

Current year activity:
Charges	—	81	279	360
Cash payments	(14)	—	(302)	(316)
Settled non cash	—	(81)	—	(81)

Reserve balance, September 29, 2019*	$180	—	25	205

*Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
**Other includes project expense such as salaries for employees supporting the initiative and consulting expenses.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal nine months of 2019, worldwide sales were $61.3 billion, a total increase of 0.2%, including operational growth of 2.9% as compared to 2018 fiscal nine months sales of $61.2 billion. Currency fluctuations had a negative impact of 2.7% for the fiscal nine months of 2019. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 1.9%.

Sales by U.S. companies were $31.3 billion in the fiscal nine months of 2019, which represented an increase of 0.2% as compared to the prior year. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 1.9%. Sales by international companies were $30.0 billion, an increase of 0.2%, including operational growth of 5.7%, offset by a negative currency impact of 5.5% as compared to the fiscal nine months sales of 2018. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.9%.

In the fiscal nine months of 2019, sales by companies in Europe experienced a decline of 1.6%, which included operational growth of 4.8% offset by a negative currency impact of 6.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 4.5%, which included operational growth of 4.6%, offset by a negative currency impact of 9.1%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.3%, including operational growth of 7.2% and a negative currency impact of 2.9%.

Note: values may have been rounded

For the fiscal third quarter of 2019, worldwide sales were $20.7 billion, a total increase of 1.9%, including operational growth of 3.2% as compared to 2018 fiscal third quarter sales of $20.3 billion. Currency fluctuations had a negative impact of 1.3% for the fiscal third quarter of 2019. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 2.0%.

Sales by U.S. companies were $10.8 billion in the fiscal third quarter of 2019, which represented an increase of 1.2% as compared to the prior year. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 2.2%. Sales by international companies were $9.9 billion, an increase of 2.6%, including operational growth of 5.4%, offset by a negative currency impact of 2.8% as compared to the fiscal third quarter sales of 2018. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.9%.

In the fiscal third quarter of 2019, sales by companies in Europe achieved growth of 1.0%, which included operational growth of 5.2% offset by a negative currency impact of 4.2%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 4.0%, which included operational growth of 1.0%, offset by a negative currency impact of 5.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 7.3%, including operational growth of 7.5% and a negative currency impact of 0.2%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer
Consumer segment sales in the fiscal nine months of 2019 were $10.3 billion, an increase of 0.1% as compared to the same period a year ago, including operational growth of 3.4% and a negative currency impact of 3.3%. U.S. Consumer segment sales increased by 2.0%. International Consumer segment sales decreased by 1.2%, including an operational increase of 4.3% and a negative currency impact of 5.5%. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 2.0%.

Major Consumer Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Beauty	$3,443	$3,271	5.3%	7.5%	(2.2)%
OTC	3,249	3,186	2.0	5.0	(3.0)
Baby Care	1,254	1,385	(9.5)	(5.0)	(4.5)
Oral Care	1,135	1,156	(1.8)	1.3	(3.1)
Women’s Health	733	792	(7.4)	0.4	(7.8)
Wound Care/Other	516	527	(2.0)	(0.7)	(1.3)
Total Consumer Sales	$10,331	$10,317	0.1%	3.4%	(3.3)%

Consumer segment sales in the fiscal third quarter of 2019 were $3.5 billion, an increase of 1.6% as compared to the same period a year ago, including operational growth of 3.3% and a negative currency impact of 1.7%. U.S. Consumer segment sales increased by 1.7%. International Consumer segment sales increased by 1.4%, including operational growth of 4.3% offset by a negative currency impact of 2.9%. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on the Consumer segment operational sales growth was a positive 2.0%.

Major Consumer Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Beauty	$1,151	$1,078	6.8%	8.1%	(1.3)%
OTC	1,098	1,048	4.8	6.5	(1.7)
Baby Care	417	472	(11.6)	(9.8)	(1.8)
Oral Care	379	384	(1.4)	0.2	(1.6)
Women’s Health	255	269	(5.3)	(1.3)	(4.0)
Wound Care/Other	168	164	2.4	3.0	(0.6)
Total Consumer Sales	$3,469	$3,415	1.6%	3.3%	(1.7)%

The Beauty franchise achieved operational growth of 8.1% as compared to the prior year fiscal third quarter. Growth was primarily driven by sales from the acquisition of Ci:z Holdings Co., Ltd., (DR.CI:LABO) in Japan as well as NEUTROGENA® and AVEENO® products. Growth was partially offset by the divestiture of RoC®.

The OTC franchise achieved operational growth of 6.5% as compared to the prior year fiscal third quarter. Growth was primarily driven by sales from the acquisition of ZARBEES®. Additional contributors to the growth were TYLENOL®, digestive products in India and cough/cold products.

The Baby Care franchise experienced an operational decline of 9.8% as compared to the prior year fiscal third quarter. This was primarily due to prior year comparisons related to the JOHNSON'S® relaunch coupled with competitive pressure in Asia Pacific and declines of wipes in Latin America.

The Oral Care franchise achieved operational growth of 0.2% as compared to the prior year fiscal third quarter primarily driven by the success of new product launches outside the U.S. mostly offset by softness in floss/tapes in the U.S.

The Women’s Health franchise experienced an operational decline of 1.3% as compared to the prior year fiscal third quarter driven by liners market decline in Venezuela.

The Wound Care/Other franchise achieved operational growth of 3.0% as compared to the prior year fiscal third quarter. Growth was driven by BAND-AID® Brand Adhesive Bandages and NEOSPORIN® partially offset by the divestiture of COMPEED® outside the U.S.

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2019 were $31.7 billion, an increase of 3.6% as compared to the same period a year ago, with an operational increase of 6.2% and a negative currency impact of 2.6%. U.S. Pharmaceutical sales increased 2.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 5.7%, including operational growth of 11.7% and a negative currency impact of 6.0%. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Total Immunology	$10,428	$9,778	6.7%	8.5%	(1.8)%
REMICADE®	3,345	4,088	(18.2)	(17.0)	(1.2)
SIMPONI®/ SIMPONI ARIA®	1,673	1,602	4.5	7.2	(2.7)
STELARA®	4,661	3,712	25.6	27.8	(2.2)
TREMFYA®	742	369	**	**	**
Other Immunology	8	7	13.7	14.4	(0.7)
Total Infectious Diseases	2,547	2,502	1.8	5.5	(3.7)
EDURANT®/rilpivirine	639	623	2.6	8.5	(5.9)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	1,566	1,460	7.3	9.9	(2.6)
Other Infectious Diseases	342	419	(18.6)	(14.2)	(4.4)
Total Neuroscience	4,762	4,577	4.0	7.0	(3.0)
CONCERTA®/methylphenidate	544	513	6.1	9.2	(3.1)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	2,459	2,165	13.6	16.1	(2.5)
RISPERDAL CONSTA®	528	559	(5.4)	(2.1)	(3.3)
Other Neuroscience	1,231	1,340	(8.2)	(4.6)	(3.6)
Total Oncology	7,976	7,355	8.4	12.3	(3.9)
DARZALEX®	2,168	1,441	50.4	55.3	(4.9)
IMBRUVICA®	2,536	1,912	32.6	37.4	(4.8)
VELCADE®	636	864	(26.3)	(22.8)	(3.5)
ZYTIGA®/ abiraterone acetate	2,118	2,712	(21.9)	(19.1)	(2.8)
Other Oncology	519	426	21.6	25.9	(4.3)
Pulmonary Hypertension	2,000	1,906	4.9	6.9	(2.0)
OPSUMIT®	1,001	892	12.2	14.9	(2.7)
TRACLEER®/ bosentan	285	422	(32.4)	(31.1)	(1.3)
UPTRAVI®	611	482	26.8	27.7	(0.9)
Other	103	110	(6.4)	(2.9)	(3.5)
Cardiovascular / Metabolism / Other	3,936	4,426	(11.1)	(9.8)	(1.3)
XARELTO®	1,704	1,869	(8.9)	(8.9)	—
INVOKANA®/ INVOKAMET®	558	653	(14.6)	(13.4)	(1.2)
PROCRIT®/EPREX®	607	767	(20.9)	(19.8)	(1.1)
Other	1,067	1,137	(6.1)	(2.5)	(3.6)
Total Pharmaceutical Sales	$31,650	$30,544	3.6%	6.2%	(2.6)%

*Certain prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful

Pharmaceutical segment sales in the fiscal third quarter of 2019 were $10.9 billion, an increase of 5.1% as compared to the same period a year ago, with an operational increase of 6.4% and a negative currency impact of 1.3%. U.S. Pharmaceutical sales increased 4.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 6.8%, including operational growth of 10.0% and a negative currency impact of 3.2%. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal Third Quarter Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Total Immunology	$3,711	$3,398	9.3%	10.3%	(1.0)%
REMICADE®	1,136	1,379	(17.6)	(16.9)	(0.7)
SIMPONI®/ SIMPONI ARIA®	586	536	9.6	10.8	(1.2)
STELARA®	1,698	1,310	29.6	30.9	(1.3)
TREMFYA®	290	171	69.0	70.3	(1.3)
Other Immunology	2	2	(4.4)	(3.0)	(1.4)
Total Infectious Diseases	839	823	1.9	3.6	(1.7)
EDURANT®/rilpivirine	218	202	7.9	12.1	(4.2)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	508	490	3.7	4.4	(0.7)
Other Infectious Diseases	113	131	(13.9)	(12.1)	(1.8)
Total Neuroscience	1,595	1,490	7.1	8.2	(1.1)
CONCERTA®/ methylphenidate	193	157	23.5	24.3	(0.8)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	851	749	13.7	15.0	(1.3)
RISPERDAL CONSTA®	167	175	(3.8)	(2.2)	(1.6)
Other Neuroscience	384	409	(6.6)	(5.8)	(0.8)
Total Oncology	2,761	2,588	6.7	8.8	(2.1)
DARZALEX®	765	498	53.5	56.6	(3.1)
IMBRUVICA®	921	705	30.6	33.5	(2.9)
VELCADE®	149	271	(44.8)	(44.4)	(0.4)
ZYTIGA®/ abiraterone acetate	741	958	(22.7)	(21.2)	(1.5)
Other Oncology	186	156	18.8	21.3	(2.5)
Pulmonary Hypertension	654	656	(0.3)	0.5	(0.8)
OPSUMIT®	347	310	11.7	13.0	(1.3)
TRACLEER®/ bosentan	65	139	(52.7)	(53.0)	0.3
UPTRAVI®	210	171	23.4	24.0	(0.6)
Other	31	36	(12.6)	(10.8)	(1.8)
Cardiovascular / Metabolism / Other	1,316	1,391	(5.4)	(4.8)	(0.6)
XARELTO®	613	612	0.1	0.1	—
INVOKANA®/ INVOKAMET®	179	190	(5.8)	(5.0)	(0.8)
PROCRIT®/ EPREX®	198	255	(22.4)	(22.0)	(0.4)
Other	325	334	(2.2)	(0.3)	(1.9)
Total Pharmaceutical Sales	$10,877	$10,346	5.1%	6.4%	(1.3)%
*Certain prior year amounts have been reclassified to conform to current year presentation

Immunology products achieved operational growth of 10.3% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease and TREMFYA® (guselkumab) in Psoriasis, expanded indications of

SIMPONI ARIA® (golimumab), and U.S. immunology market growth. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 3.6% as compared to the same period a year ago. Strong sales of SYMTUZA® and the launch of JULUCA® were partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 8.2% as compared to the same period a year ago. Paliperidone long-acting injectables growth was driven by strong sales of INVEGA TRINZA®/TREVICTA® and INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and was partially offset by RISPERDAL CONSTA® (risperidone). CONCERTA®/methylphenidate was positively impacted by adjustments to previous reserve estimates.

Oncology products achieved strong operational sales growth of 8.8% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) and IMBRUVICA® (ibrutinib) due to increased patient uptake globally. The growth of DARZALEX® (daratumumab) included a comparison to a one-time reimbursement adjustment outside the U.S. in the third quarter of 2018, which positively impacted the third quarter of 2019 by approximately 14.5%.
Growth was negatively impacted from a decline in U.S. sales of ZYTIGA® (abiraterone acetate) driven by generic competition partially offset by increased sales outside the U.S. Additionally, sales from the launch of ERLEADA™ (apalutamide) contributed to the growth. Lower sales of VELCADE® (bortezomib) were due to generic competition.

Pulmonary Hypertension achieved operational sales growth of 0.5% as compared to the same period a year ago. Sales of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued market growth and increased share while sales of TRACLEER® (bosentan) were negatively impacted by generics and cannibalization of OPSUMIT®.

Cardiovascular / Metabolism / Other products experienced an operational decline of 4.8% as compared to the same period a year ago. XARELTO® (rivaroxaban) sales volume growth was offset by higher discounts and rebates. Lower sales of INVOKANA®/INVOKAMET® (canagliflozin) were due to share loss from competitive pressure and a safety label update in the U.S. and lower sales of PROCRIT®/ EPREX® (epoetin alfa) were due to biosimilar competition.

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2019 were $19.3 billion, a decrease of 4.9% as compared to the same period a year ago, with an operational decline of 2.4% and a negative currency impact of 2.5%. U.S. Medical Devices sales decreased 3.9%. International Medical Devices sales decreased by 5.8%, including an operational decline of 1.0% and a negative currency impact of 4.8%. In the fiscal nine months of 2019, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 6.7% of which, the divestitures of LifeScan and ASP had an impact of approximately 5.1% and 1.4%, respectively.

Major Medical Devices Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Surgery	$7,059	$7,314	(3.5)%	(0.4)%	(3.1)%
Advanced	3,019	2,947	2.4	5.7	(3.3)
General	3,309	3,376	(2.0)	1.2	(3.2)
Specialty	731	991	(26.2)	(23.9)	(2.3)
Orthopaedics	6,566	6,623	(0.9)	1.2	(2.1)
Hips	1,061	1,053	0.7	3.0	(2.3)
Knees	1,085	1,110	(2.2)	(0.2)	(2.0)
Trauma	2,034	2,025	0.4	2.5	(2.1)
Spine & Other	2,384	2,435	(2.1)	0.0	(2.1)
Vision	3,483	3,420	1.8	4.1	(2.3)
Contact Lenses/Other	2,559	2,486	2.9	5.4	(2.5)
Surgical	923	934	(1.1)	0.9	(2.0)
Interventional Solutions	2,223	1,960	13.4	15.9	(2.5)
Diabetes Care(1)	—	1,009	*	*	*
Total Medical Devices Sales	$19,331	$20,326	(4.9)%	(2.4)%	(2.5)%
*Percentage greater than 100% or not meaningful
(1) LifeScan was divested in the fiscal fourth quarter of 2018

The Medical Devices segment sales in the fiscal third quarter of 2019 were $6.4 billion, a decrease of 3.1% as compared to the same period a year ago, with an operational decline of 2.0% and a negative currency impact of 1.1%. U.S. Medical Devices sales decreased 4.4%. International Medical Devices sales decreased by 1.9%, including operational growth of 0.3% and a negative currency impact of 2.2%. In the fiscal third quarter of 2019, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 7.3% of which, the divestitures of LifeScan and ASP had an impact of approximately 5.1% and 2.1%, respectively.

Major Medical Devices Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 29, 2019	September 30, 2018	Total Change	Operations Change	Currency Change
Surgery	$2,311	$2,376	(2.7)%	(1.2)%	(1.5)%
Advanced	1,010	976	3.6	5.2	(1.6)
General	1,101	1,080	1.9	3.6	(1.7)
Specialty	200	320	(37.4)	(36.5)	(0.9)
Orthopaedics	2,138	2,111	1.2	2.3	(1.1)
Hips	336	330	1.7	2.9	(1.2)
Knees	344	341	1.2	2.3	(1.1)
Trauma	677	654	3.5	4.7	(1.2)
Spine & Other	778	786	(0.9)	0.1	(1.0)
Vision	1,193	1,132	5.4	6.1	(0.7)
Contact Lenses/Other	893	835	7.0	7.6	(0.6)
Surgical	299	297	0.9	1.7	(0.8)
Interventional Solutions	741	653	13.4	14.3	(0.9)
Diabetes Care(1)	—	315	*	*	*
Total Medical Devices Sales	$6,383	$6,587	(3.1)%	(2.0)%	(1.1)%
*Percentage greater than 100% or not meaningful
(1) LifeScan was divested in the fiscal fourth quarter of 2018

The Surgery franchise experienced an operational sales decline of 1.2% as compared to the prior year fiscal third quarter. Operational growth in Advanced Surgery was primarily driven by biosurgery, as well as growth outside the U.S. in energy and endocutter products driven by share gains and new products. Operational growth in General Surgery was primarily driven by growth of wound closure products. The operational decline in Specialty Surgery was primarily driven by the divestiture of the Advanced Sterilization Products (ASP) business partially offset by growth of Mentor products.

The Orthopaedics franchise achieved operational sales growth of 2.3% as compared to the prior year fiscal third quarter. Operational growth in hips was driven by leadership position in the anterior approach, strong market demand for the ACTIS® stem and the KINCISE™ surgical automated system. The growth in knees outside the U.S. from new products was partially offset by U.S. competitive pressure. Trauma growth was due to market growth coupled with the continued uptake of new products. Spine & Other sales were driven by growth in Sports from new products and strong growth in the Asia Pacific region offset by a decline in spine.

The Vision franchise achieved operational sales growth of 6.1% as compared to the prior year fiscal third quarter. Operational growth was primarily driven by the strength of daily disposables lenses in the OASYS® contact lenses category as well as a forward buy ahead of a consumption tax change in Japan. The Surgical operational growth was primarily driven by the strength of cataracts outside the U.S partially offset by competitive pressures in the U.S.

The Interventional Solutions franchise achieved strong operational sales growth of 14.3% as compared to the prior year fiscal third quarter. Strong operational growth in the electrophysiology business was driven by Atrial Fibrillation procedures coupled with strong THERMOCOOL SMARTTOUCH® SF Contact Force Sensing Catheter and diagnostic catheter sales.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2019 was $13.1 billion representing 21.4% of sales as compared to $14.9 billion in the fiscal nine months of 2018, representing 24.3% of sales.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2019 was $1.6 billion representing 7.9% of sales as compared to $4.4 billion in the fiscal third quarter of 2018, representing 21.7% of sales.

Cost of Products Sold

Consolidated costs of products sold for the fiscal nine months of 2019 increased to 33.3% from 32.9% of sales as compared to the same period a year ago. Consolidated costs of products sold for the fiscal third quarter of 2019 increased to 33.1% from 32.4% of sales as compared to the same period a year ago. The unfavorable increase in both periods was primarily driven by the negative impact of currency in the Pharmaceutical business. The intangible asset amortization expense for each of the fiscal third quarters of 2019 and 2018 was $1.1 billion. The intangible asset amortization expense for each of the fiscal nine months of 2019 and 2018 was $3.3 billion.

Selling, Marketing and Administrative Expenses

Consolidated selling, marketing and administrative expenses for the fiscal nine months of 2019 decreased to 26.3% from 27.1% of sales as compared to the same period a year ago. The decrease in the fiscal nine months was primarily due to favorable segment mix, planned prioritization in the Consumer business and expense leveraging in the Pharmaceutical business. Consolidated selling, marketing and administrative expenses for the fiscal third quarter of 2019 decreased to 26.0% from 27.3% of sales as compared to the same period a year ago. The decrease in the fiscal third quarter was primarily due to favorable segment mix with a higher percentage of sales coming from the Pharmaceutical business. Additionally, planned prioritization in the Consumer and Medical Devices businesses contributed to the decrease.

Research and Development Expense

Worldwide costs of research and development activities for the fiscal nine months of 2019 increased to 13.3% from 12.3% of sales as compared to the same period a year ago. The increase in the fiscal nine months was due to higher upfront payments, primarily related to argenx and increased investment to advance the pipeline in the Pharmaceutical business as well as increased investment in the Medical Device business related to robotics, digital programs and key growth platforms. Worldwide costs of research and development activities for the fiscal third quarter of 2019 increased to 12.5% from 12.3% of sales as compared to the same period a year ago. The increase in the fiscal third quarter was due to increased investment in the Medical Device business related to robotics, digital programs and key growth platforms.

In-Process Research and Development (IPR&D)

In the fiscal first quarter of 2019, the Company recorded an IPR&D charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. In the fiscal third quarter of 2018, the Company recorded an impairment charge of $1.1 billion which included a partial impairment charge of $0.8 billion related to the development program of AL-8176 and an impairment charge of $0.3 billion for the discontinuation of the development project for an anti-thrombin antibody associated with the 2015 acquisition of XO1 Limited.

Interest (Income) Expense

Interest (Income) Expense in the fiscal nine months and fiscal third quarter of 2019 was net interest income as compared to an expense in the same periods a year ago. This was primarily due to the positive effect of net investment hedging arrangements and certain cross currency swaps, a lower average debt balance and a higher average interest rate partially offset by a lower average cash, cash equivalents and marketable securities balance. The balance of cash, cash equivalents and current marketable securities was $17.9 billion at the end of the fiscal third quarter of 2019 as compared to $19.4 billion at the end of the fiscal third quarter of 2018. The Company’s debt position was $29.2 billion as of September 29, 2019 as compared to $31.3 billion the same period a year ago.

Other (Income) Expense, Net

Other (income) expense, net for the fiscal nine months of 2019 was unfavorable by $2.1 billion as compared to the same period a year ago. This was primarily attributable to the agreement in principle to settle opioid litigation of $4.0 billion partially offset by a gain of $2.0 billion related to the divestiture of the ASP business. In addition the fiscal nine months of 2019 included an equity step-up gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr. Ci: Labo) and higher unrealized gains on securities of $0.2 billion as compared to the same period a year ago. This was partially offset by higher litigation expense of $0.1 billion in the fiscal nine months of 2019 as litigation expense was $0.8 billion in the fiscal nine months of 2019 as compared to $0.7 billion in the fiscal nine months of 2018. Additionally, the fiscal nine months of 2018 included a reversal of a contingent liability of $0.2 billion. The fiscal nine months of 2018 included divestiture gains of $0.4 billion, primarily NIZORAL®.

Other (income) expense, net for the fiscal third quarter of 2019 was unfavorable by $4.2 billion as compared to the same period a year ago. This was primarily attributable to the agreement in principle to settle opioid litigation of $4.0 billion included in the fiscal third quarter of 2019 and a reversal of a contingent liability of $0.2 billion included in the fiscal third quarter of 2018.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Consumer	$1,800	$1,887	$10,331	$10,317	17.4%	18.3%
Pharmaceutical	5,786	10,193	31,650	30,544	18.3	33.4
Medical Devices	6,078	3,642	19,331	20,326	31.4	17.9
Segment earnings before tax	13,664	15,722	61,312	61,187	22.3	25.7
Less: Expenses not allocated to segments (1)	554	845
Worldwide income before tax	$13,110	$14,877	$61,312	$61,187	21.4%	24.3%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Consumer	$653	$510	$3,469	$3,415	18.8%	14.9%
Pharmaceutical	(222)	2,876	10,877	10,346	(2.0)	27.8
Medical Devices	1,392	1,267	6,383	6,587	21.8	19.2
Segment earnings before tax	1,823	4,653	20,729	20,348	8.8	22.9
Less: Expenses not allocated to segments (1)	176	230
Worldwide income before tax	$1,647	$4,423	$20,729	$20,348	7.9%	21.7%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment

The Consumer segment income before tax as a percent of sales in the fiscal nine months of 2019 was 17.4% versus 18.3% for the same period a year ago. The fiscal nine months of 2019 included litigation expense of $0.2 billion and higher intangible asset amortization expense of $0.1 billion as compared to the prior year offset by a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings (Dr Ci: Labo) and planned prioritization in selling, marketing and administrative expense. The fiscal nine months of 2018 included a gain of $0.3 billion related to the divestiture of NIZORAL®. The Consumer segment income before tax as a percent of sales in the fiscal third quarter of 2019 was 18.8% versus 14.9% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal third quarter of 2019 was primarily driven by planned prioritization in selling, marketing and administrative expense as compared to the prior year.

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2019 was 18.3% versus 33.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2019 as compared to the prior year was primarily due to higher litigation expense of $4.3 billion, primarily due to the agreement in principle to settle opioid litigation of $4.0 billion, higher cost of products sold due to the negative impact of currency and increased spending in research and development primarily due to a $0.3 billion upfront payment to argenx. This was partially offset by $0.2 billion of higher unrealized gains on securities, a lower in-process research and development charge of $0.2 billion, lower Actelion acquisition related costs and leveraging in selling, marketing and administrative as compared to the prior year. In addition, the fiscal nine months of 2018 included a contingent liability reversal of $0.2 billion and a gain of $0.1 billion related to the PANCREASE® divestiture. The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2019 was (2.0)% versus 27.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2019 was primarily due to the agreement in principle to settle opioid litigation of $4.0 billion and the negative impact of currency recorded in cost of products sold in the third quarter of 2019. The fiscal third quarter of 2018 included an in-process research and development charge of $1.1 billion partially offset by a contingent liability reversal of $0.2 billion.

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal nine months of 2019 was 31.4% versus 17.9% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months was primarily attributable to a gain of $2.0 billion related to the divestiture of the ASP business, lower litigation expense of $0.3 billion, lower restructuring charges of $0.2 billion and lower intangible asset amortization expense of $0.1 billion. This was partially offset by increased investment in robotics and digital solutions. The Medical Devices segment income before tax as a percent of sales in the fiscal third quarter of 2019 was 21.8% versus 19.2% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter was primarily attributable to project and investment prioritization, partially offset by investments in robotics and digital solutions as compared to the prior year.

Restructuring

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal third quarter of 2019, the Company recorded a pre-tax charge of $128 million, of which $20 million is included in cost of products sold and $39 million is included in other (income) expense. Restructuring charges of $0.6 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion on the provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Swiss Tax Reform
On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals. In the fiscal third quarter of 2019, the Swiss Federal Council enacted TRAF. TRAF will become effective on January 1, 2020. The Federal transitional provisions of TRAF allow companies, under certain conditions, to adjust their tax basis adjustments to fair value (i.e., “step-up”) which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The adjustment to the Company’s asset tax basis will require review and approval by the tax authorities.

TRAF also provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for companies. The new cantonal tax parameters include favorable tax benefits for patents and an additional research and development tax deduction. The cantonal transitional provisions of TRAF are also expected to allow companies to elect either 1) tax basis step-up similar to the Federal transition benefit or 2) alternative statutory tax rate for a period not to exceed 5 years. The Company currently has operations located in various Swiss cantons and enactment may not be uniform in both the substantive nature of the legislation and the timing of enactment. The cantons are expected to implement new local legislation by January 1, 2020 or the new federal law will be directly applied.

The Company recorded a net tax benefit of $0.4 billion related to this federal and certain cantonal enactments in the fiscal third quarter of 2019 consisting of the following provisions:

•
approximately $360 million tax expense relating to the remeasurement of Swiss deferred tax assets and liabilities for the change in Federal and cantonal tax rates, where enactment has occurred by September 29, 2019.

•	a $1.2 billion deferred tax asset related to the estimated value of a Federal tax basis step-up of the Company’s Swiss subsidiaries’ assets.

•
approximately $450 million deferred tax expense relating to U.S. deferred tax liabilities relating to the Global Intangible Low-Taxed Income (GILTI) tax resulting from the remeasurement of the Swiss deferred tax assets and liabilities and the new deferred tax asset for the Federal step-up. See the 2018 Form 10-K for more discussion on the Company’s policy election to account for GILTI under the deferred method.

As of September 29, 2019, two cantons in which the Company operates have enacted legislation in response to the TRAF. The Company is currently assessing the elective cantonal transition provisions including discussions with local taxing authorities on the application of the new law. The Company has recorded an estimated impact of the transitional provisions based on the best available information for cantons where enactment has occurred. The estimated cantonal benefit that has been recorded is not material to the results of the Company. The amounts recorded in the current fiscal quarter do not include the impact of cantonal law changes including the transitional provisions which have not yet been enacted. These enactments, which are expected to occur in the fiscal fourth quarter of 2019 or early 2020, may result in a material impact to the future results of the Company.
Due to the uncertain nature of the unenacted cantonal legislation, the Company is still assessing the potential transitional provision scenarios it may elect upon enactment and cannot provide a reasonably reliable range on the financial impact upon enactment. However, other than the possible impact of recording the transitional provisions and changes of canton tax rates to the deferred balances, the Company does not believe that TRAF will have a material impact to the Company’s ongoing consolidated effective tax rate beginning in fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $16.2 billion at the end of the fiscal third quarter of 2019 as compared with $18.1 billion at the end of fiscal year 2018. The primary sources and uses of cash that contributed to the $1.9 billion decrease were approximately $17.0 billion of cash generated from operating activities offset by $4.9 billion net cash used by investing activities and $13.9 billion net cash used by financing activities. In addition, the Company had $1.7 billion in marketable securities at the end of the fiscal third quarter of 2019 and $1.6 billion at the end of 2018.

Cash flow from operations of $17.0 billion was the result of $11.1 billion of net earnings and $7.0 billion of non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs (primarily related to the Alios IPR&D asset) and an increase in accounts payable, accrued liabilities and other liabilities of $4.3 billion. This was reduced by $1.2 billion related to an increase in accounts receivable, an increase in inventories, an increase in other current and non-current assets, and net gain on sale of assets/businesses of $2.1 billion (primarily related to the ASP divestiture) and $2.1 billion for the deferred tax provision.

Investing activities use of $4.9 billion of cash was primarily used for acquisitions of $5.6 billion primarily related to the acquisitions of Auris Health, Inc. and Dr. Ci:Labo, additions to property, plant and equipment of $2.2 billion and $0.2 billion from the net purchases of investments. Investing activities also included a source of $3.1 billion of proceeds from the disposal of assets/businesses, primarily ASP.

Financing activities use of $13.9 billion of cash was primarily used for dividends to shareholders of $7.4 billion, the repurchase of common stock of $6.3 billion and the net retirement of short and long term debt of $0.9 billion. Financing activities also included a source of $0.7 billion from proceeds from stock options exercised/employee withholding tax on stock awards and other.

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2019, the Company secured a new 364-day Credit Facility. Total credit available to the Company under the facility, which expires on September 10, 2020, approximates $10.0 billion. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate or London Interbank Offered Rates (LIBOR), plus applicable margins. Commitment fees under the agreement are not material.

On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. Any shares acquired will be available for general corporate purposes. The Company financed the share repurchase program through available cash. As of September 29, 2019, $5.0 billion was repurchased under the program and the program was completed.

In the fiscal third quarter of 2019, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of September 29, 2019, the net debt position was $11.3 billion as compared to the prior year of $11.9 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the agreement in principle to settle opioid litigation to be potentially paid over multiple years. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

As discussed in Note 5 to the Consolidated Financial Statements, the Company expects substantial completion of the audit and settlement of the related tax liabilities within the next nine months. The settlement of this tax audit may have a material impact on the Company’s future cash flows in the period that the liability is paid.

Dividends

On July 15, 2019, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on September 10, 2019 to shareholders of record as of August 27, 2019.

On October 17, 2019, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on December 10, 2019 to shareholders of record as of November 26, 2019. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of September 29, 2019, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal nine months revenue, respectively.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases take place from time to time on the open market or through privately negotiated transactions. The repurchase program was completed in the fiscal third quarter of 2019.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2019. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 28, 2019	3,966,771	129.63	1,799,829	—
July 29, 2019 through August 25, 2019	8,267,553	130.73	7,388,151	—
August 26, 2019 through September 29, 2019	253,971	128.30	253,971	—
Total	12,488,295		9,441,951

(1)
During the fiscal third quarter of 2019, the Company repurchased an aggregate of 12,488,295 shares of Johnson & Johnson Common Stock in open-market transactions, of which 9,441,951 shares were purchased pursuant to the repurchase program that was publicly announced on December 17, 2018, and of which 3,046,344 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)
As of September 29, 2019, the share repurchase program was completed with an aggregate of 37,181,268 shares were purchased for a total of $5.0 billion since the inception of the repurchase program announced on December 17, 2018.

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

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished with this document.

Exhibit 101:

EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: October 28, 2019	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2019	By /s/ R. A. KAPUSTA
R. A. KAPUSTA
Controller (Principal Accounting Officer)