Form 10-K
period 2019-12-29
JOHNSON & JOHNSON
filed 2020-02-18
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-3215

JOHNSON & JOHNSON
(Exact name of registrant as specified in its charter)

New Jersey	22-1024240
(State of incorporation)	(I.R.S. Employer Identification No.)
One Johnson & Johnson Plaza New Brunswick, New Jersey	08933
(Address of principal executive offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $368 billion.
On February 10, 2020, there were 2,634,721,257 shares of Common Stock outstanding.
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

•
Reliance on global supply chains and production and distribution processes that are complex and subject to increasing regulatory requirements that may adversely affect supply, sourcing and pricing of materials used in the Company’s products; and

•
The potential that the expected benefits and opportunities related to restructuring actions contemplated for the global supply chain, including the Company's transaction with Jabil, may not be realized or may take longer to realize than expected, including due to any required approvals from applicable regulatory authorities. Disruptions associated with the announced global supply chain actions may adversely affect supply and sourcing of materials used in the Company's products.

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
General
Johnson & Johnson and its subsidiaries (the Company) have approximately 132,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
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
Consumer
The Consumer segment includes a broad range of products focused on personal healthcare used in the beauty, over-the-counter pharmaceutical, baby care, oral care, women’s health and wound care markets. Major brands in Beauty include the AVEENO®; CLEAN & CLEAR®; DR. CI:LABO®; NEUTROGENA® and OGX® product lines. Over-the-counter medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; BENADRYL® and ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; NICORETTE® smoking cessation products outside the U.S.; ZARBEE’S NATURALS® and the PEPCID® line of acid reflux products. Baby Care includes the JOHNSON’S® and AVEENO Baby® line of products. Oral Care includes the LISTERINE® product line. Major brands in Women’s Health outside of North America are STAYFREE® and CAREFREE® sanitary pads and o.b.® tampon brands. Wound Care brands include the BAND-AID® Brand Adhesive Bandages and NEOSPORIN® First Aid product lines. These products are marketed to the general public and sold online and to retail outlets and distributors throughout the world.
Pharmaceutical
The Pharmaceutical segment is focused on six therapeutic areas: Immunology (e.g., rheumatoid arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases (e.g., HIV/AIDS), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Oncology (e.g., prostate cancer and hematologic malignancies), Cardiovascular and Metabolism (e.g., thrombosis and diabetes) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension). Medicines in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI® (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA® (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis; STELARA® (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active ulcerative colitis; TREMFYA® (guselkumab), a treatment for adults with moderate to severe plaque psoriasis; EDURANT® (rilpivirine), PREZISTA® (darunavir) and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV-1) in combination with other antiretroviral products and SYMTUZA® (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA®/TREVICTA® (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA® for at least four months; RISPERDAL CONSTA® (risperidone long-acting injection), for the treatment of schizophrenia and the maintenance treatment of Bipolar 1 Disorder in adults; ZYTIGA® (abiraterone acetate), a treatment for metastatic castration-resistant prostate cancer (CRPC) and metastatic high-risk castration-sensitive prostate cancer; IMBRUVICA® (ibrutinib), a treatment for certain B-cell malignancies, or blood cancers, chronic graft versus host disease and Waldenström's Macroglobulinemia; DARZALEX® (daratumumab), a treatment for relapsed/refractory multiple myeloma; VELCADE® (bortezomib), a treatment for multiple myeloma mantle cell lymphoma; PROCRIT®/EPREX® (epoetin alfa), a treatment for chemotherapy-induced anemia and patients with chronic kidney disease; XARELTO® (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE; INVOKANA® (canagliflozin), for the treatment of adults with type 2 diabetes; INVOKAMET®/VOKANAMET® (canagliflozin/metformin HCl), a combination therapy of fixed doses of canagliflozin and metformin hydrochloride for the treatment of adults with type 2 diabetes; and INVOKAMET® XR (canagliflozin/metformin hydrochloride extended-release), a once-daily, fixed-dose combination therapy of canagliflozin and metformin hydrochloride extended-release, for the treatment of adults with type 2 diabetes; OPSUMIT® (macitentan) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI® (selexipag), the only approved oral, selective IP receptor agonist targeting a prostacyclin pathway in PAH. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
Medical Devices
The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, interventional solutions (cardiovascular and neurovascular) and eye health fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics. They include orthopaedic products; general surgery, biosurgical, endomechanical and energy products; electrophysiology products to treat cardiovascular disease; and vision products such as disposable contact lenses and ophthalmic products related to cataract and laser refractive surgery.
Geographic Areas
Johnson & Johnson and its subsidiaries (the Company) have approximately 132,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
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
Sales of the Company’s largest product, STELARA® (ustekinumab), accounted for approximately 7.8% of the Company's total revenues for fiscal 2019. Accordingly, the patents related to this product are believed to be material to the Company.

There is one set of granted patents related specifically to STELARA®. This set of patents is owned by Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson. These patents are in force in the U.S. and many countries outside the U.S. In the U.S., the latest projected expiration date for patents in this set is 2023 due to patent term extension and adjustment. In most of Europe, the latest projected expiration date for patents in this set is 2024 due to a Supplementary Protection Certificate (patent term extension). In most other countries, the latest projected expiration date is 2021.
In addition to competing in the immunology market with STELARA®, the Company is currently marketing SIMPONI® (golimumab) and SIMPONI ARIA® (golimumab), next generation immunology products. Patents related to these products are in force and the latest projected U.S. expiration date is 2024 due to patent term extension and adjustment. The Company also markets REMICADE® (infliximab) in the immunology market which is the Company’s 2nd largest product. Patents on this product have expired and the Food and Drug Administration approved the first infliximab biosimilar for sale in the U.S. in 2016, and a number of such products have been launched since then. For a more extensive description of legal matters regarding the patents related to REMICADE®, see Note 21 “Legal Proceedings - Intellectual Property - Pharmaceutical - REMICADE® Related Cases” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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
Regulation
The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. We are subject to costly and complex U.S. and foreign laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations. In the U.S., the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the FDA) continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S. The new medical device regulatory framework and the new privacy regulations in Europe and in other countries are examples of such increased regulation.
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls.

The FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our drugs or medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the US Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future clearances or approvals, and could result in a substantial modification to our business practices and operations. Equivalent enforcement mechanisms exist in different countries in which we conduct business.
The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and congress on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs, or to recommend, use or purchase particular medical devices. There is increased focus on interactions between healthcare companies and health care providers and various transparency laws and regulations require disclosures of financial relationships between companies and health care providers. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care generally.
U.S. government agencies continue efforts to repeal and modify provisions of the Patient Protection and Affordable Care Act (the ACA) which passed in 2010. For example, federal legislation repealed the ACA’s individual mandate tax penalty as well as the tax on generous employer-sponsored healthcare plans; CMS began permitting states to impose work requirements on persons covered by Medicaid expansion plans; certain federal subsidies to insurers have ended; and certain short-term insurance plans not offering the full array of ACA benefits have been allowed to extend in duration. Some of these changes are being challenged in U.S. courts and so their long-term impact remains uncertain. The U.S. government also continues to propose and implement changes to the Medicare Part D benefit including the size of manufacturer discounts in the coverage gap and catastrophic phases of the benefit. This changing federal landscape has both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of federal law, and potential modification or repeal of these laws, will ultimately affect the industry.
In addition, business practices in the health care industry have come under increased scrutiny, particularly in the U.S., by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
Further, the Company relies on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes such as those resulting from Brexit, that may affect sourcing, supply and pricing of materials used in the Company's products. These processes also are subject to complex and lengthy regulatory approvals.
Available Information
The Company’s main corporate website address is www.jnj.com. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/sec.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.
Investors and the public should note that the Company also announces information at www.factsaboutourprescriptionopioids.com and www.factsabouttalc.com. We use these websites to communicate with investors and the public about our products, litigation and other matters. It is possible that the information we post to these websites could be deemed to be material information. Therefore, we encourage investors and others interested in the Company to review the information posted to these websites in conjunction with www.jnj.com, the Company's SEC filings, press releases, public conference calls and webcasts.
In addition, the Restated Certificate of Incorporation, By-Laws, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory Compliance Committee and the Science, Technology & Sustainability Committee of the Board of Directors and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/gov.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as

4

provided above. The information on www.jnj.com, www.factsaboutourprescriptionopioids.com and www.factsabouttalc.com is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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
In the ordinary course of business, Johnson & Johnson and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as patent disputes, product liability and claims that their product sales, marketing and pricing practices violate various antitrust, unfair trade practices and/or consumer protection laws. The most significant of these proceedings are described in Note 21, “Legal Proceedings” under Notes to the Consolidated Financial Statements included in Item 8 of this Report. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include thousands of plaintiffs or may be determined to be class actions and may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, the Company is a defendant in numerous lawsuits arising out of the use of body powders containing talc, primarily JOHNSONS® Baby Powder, and the Company’s sale, manufacturing and marketing of opioids. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of accruals, including matters where the Company could be held jointly and severally liable among other defendants. The resolution of, or increase in accruals for, one or more of these matters in any reporting period could have a material adverse effect on the Company's results of operations and cash flows for that period. Furthermore, as a result of cost and availability factors, effective November 1, 2005, the Company ceased purchasing third-party product liability insurance.
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

In fiscal year 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF) which became effective on January 1, 2020. As of December 29, 2019, certain cantons where the Company operates have not yet enacted portions of the tax reform as stipulated in the Swiss Federal law. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on the Company’s operating results.

See Note 8 on income taxes for additional information.

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
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving health care needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2019 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.
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
Foreign Currency Exchange: In fiscal 2019, approximately 49% of the Company’s sales occurred outside of the U.S., with approximately 23% in Europe, 7% in the Western Hemisphere, excluding the U.S., and 19% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.
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
The Company’s manufacture of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company's subsidiaries operate 97 manufacturing facilities as well as sourcing from hundreds of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, political unrest and terrorist attacks. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.
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

Counterfeit versions of our products could harm our patients and have a negative impact on our revenues, earnings, reputation and business.
Our industry continues to be challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. To distributors and patients, counterfeit products may be visually indistinguishable from the authentic version. Counterfeit medicines pose a risk to patient health and safety because of the conditions under which they are manufactured-often in unregulated, unlicensed, uninspected and unsanitary sites-as well as the lack of regulation of their contents.
The industry's failure to mitigate the threat of counterfeit medicines could adversely impact our business and reputation by impacting patient confidence in our authentic products, potentially resulting in lost sales, product recalls, and an increased threat of litigation. In addition, diversion of our products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.
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
Not applicable.

Item 2.PROPERTIES
The Company's subsidiaries operate 97 manufacturing facilities occupying approximately 15.2 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer	4,832
Pharmaceutical	5,496
Medical Devices	4,825
Worldwide Total	15,153
Within the U.S., five facilities are used by the Consumer segment, five by the Pharmaceutical segment and 22 by the Medical Devices segment. Outside of the U.S., 25 facilities are used by the Consumer segment, 14 by the Pharmaceutical segment and 26 by the Medical Devices segment.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	32	4,480
Europe	27	5,939
Western Hemisphere, excluding U.S.	11	1,833
Africa, Asia and Pacific	27	2,901
Worldwide Total	97	15,153
In addition to the manufacturing facilities discussed above, the Company maintains numerous office and warehouse facilities throughout the world. Research facilities are also discussed in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Report.
The Company's subsidiaries generally seek to own, rather than lease, their manufacturing facilities, although some, principally in non-U.S. locations, are leased. Office and warehouse facilities are often leased. The Company also engages contract manufacturers.
The Company is committed to maintaining all of its properties in good operating condition.
McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) (McNEIL-PPC) continues to operate under a consent decree, signed in 2011 with the FDA, which governs certain McNeil Consumer Healthcare manufacturing operations, and requires McNEIL-PPC to remediate the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico (the "Consent Decree"). Following FDA inspections McNEIL-PPC received notifications from the FDA that all three manufacturing facilities are in conformity with applicable laws and regulations, and commercial production has restarted in 2015.
Under the Consent Decree, after receiving notice from the FDA of being in compliance with applicable laws and regulations, each of the three facilities is subject to a five-year audit period by a third-party cGMP expert. Thus, a third-party expert will continue to reassess the sites at various times until at least 2020.
For information regarding lease obligations, see Note 16 “Lease Commitments” of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Segment information on additions to property, plant and equipment is contained in Note 18 “Segments of Business and Geographic Areas” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Name	Age	Position
Joaquin Duato	57	Vice Chairman, Executive Committee(a)
Peter M. Fasolo, Ph.D.	57	Member, Executive Committee; Executive Vice President, Chief Human Resources Officer(b)
Alex Gorsky	59	Chairman, Board of Directors; Chairman, Executive Committee; Chief Executive Officer
Ashley McEvoy	49	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Medical Devices(c)
Thibaut Mongon	50	Member, Executive Committee, Executive Vice President, Worldwide Chairman, Consumer(d)
Michael E. Sneed	60	Member, Executive Committee; Executive Vice President, Global Corporate Affairs and Chief Communication Officer(e)
Paulus Stoffels, M.D.	57	Vice Chairman, Executive Committee; Chief Scientific Officer(f)
Jennifer L. Taubert	56	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Pharmaceuticals(g)
Michael H. Ullmann	61	Member, Executive Committee; Executive Vice President, General Counsel(h)
Kathryn E. Wengel	54	Member, Executive Committee; Executive Vice President, Chief Global Supply Chain Officer(i)
Joseph J. Wolk	53	Member, Executive Committee; Executive Vice President, Chief Financial Officer(j)

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

(b)
Dr. P. M. Fasolo joined the Company in 2004 as Vice President, Worldwide Human Resources for Cordis Corporation, a subsidiary of the Company, and was subsequently named Vice President, Global Talent Management for the Company. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in 2010 as the Vice President, Global Human Resources, and in 2011, he became a member of the Executive Committee. In April 2016, he was named Executive Vice President, Chief Human Resources Officer. Dr. Fasolo has responsibility for global talent, recruiting, diversity, compensation, benefits, employee relations and all aspects of the human resources agenda for the Company.

(c)
Ms. A. McEvoy joined the Company in 1996 as Assistant Brand Manager of McNeil Consumer Health, a subsidiary of the Company, advancing through positions of increasing responsibilities until she was appointed Company Group Chairman, Vision Care in 2012, followed by Company Group Chairman, Consumer Medical Devices in 2014. In July 2018, Ms. McEvoy was promoted to Executive Vice President, Worldwide Chairman, Medical Devices, and became a member of the Executive Committee. Ms. McEvoy has responsibility for the surgery, orthopaedics, interventional solutions and eye health businesses across Ethicon, DePuy Synthes, Biosense Webster and Johnson & Johnson Vision.

(d)
Mr. T. Mongon joined the Company in 2000 as Director of Marketing for the Vision Care group in France and subsequently held general management positions as Country Manager France, Belgium and North Africa, Managing Director Latin America, and President Asia-Pacific. Mr. Mongon transitioned to the Pharmaceutical sector in 2012 as the Global Commercial Strategy Leader for the Neuroscience therapeutic area, before joining the consumer sector as Company Group Chairman Asia-Pacific. In 2019, he was promoted to Executive Vice President and Worldwide Chairman, Consumer, and became a member of the Executive Committee. Mr. Mongon has responsibility for the global development of Johnson & Johnson’s health and wellness products and solutions in beauty, OTC, oral care, baby care, women’s health, and wound care.

(e)
Mr. M. E. Sneed joined the Company in 1983 as Marketing Assistant for Personal Products Company, a subsidiary of the Company, and gained increased responsibilities in executive positions across the global enterprise. In 2004, Mr. Sneed was appointed Company Group Chairman, Consumer North America, followed by Company Group Chairman, Vision Care Franchise in 2007. In 2012, he became the Vice President, Global Corporate Affairs and Chief Communications Officer. Mr. Sneed was appointed Executive Vice President, Global Corporate Affairs and Chief Communications Officer in January 2018, and became a member of the Executive Committee in July 2018, leading the Company's global marketing, communication, design and philanthropy functions.

(f)
Dr. P. Stoffels rejoined the Company in 2002 with the acquisition of Tibotec Virco NV, where he was Chief Executive Officer of Virco NV and Chairman of Tibotec NV. In 2005, he was appointed Company Group Chairman, Global Virology. In 2006, he assumed the role of Company Group Chairman, Pharmaceuticals. Dr. Stoffels was appointed Global Head, Research & Development, Pharmaceuticals in 2009, and in 2011, became Worldwide Chairman, Pharmaceuticals. In 2012, Dr. Stoffels was appointed Chief Scientific Officer, and became a member of the Executive Committee. In 2016, Dr. Stoffels was named Executive Vice President, Chief Scientific Officer. In 2018, Dr. Stoffels was promoted to Vice Chairman of the Executive Committee, Chief Scientific Officer. He is responsible for the Company’s innovation agenda across the Pharmaceutical, Medical Devices and Consumer sectors, product safety strategy, and the Company’s global public health strategy.

(g)
Ms. J. L. Taubert joined the Company in 2005 as Worldwide Vice President at Johnson & Johnson Pharmaceutical Services, a subsidiary of the Company. She held several executive positions of increasing responsibility in the Pharmaceutical sector until 2012 when she was appointed Company Group Chairman, North America Pharmaceuticals, and in 2015 became Company Group Chairman, The Americas, Pharmaceuticals. In July 2018, Ms. Taubert was promoted to Executive Vice President, Worldwide Chairman, Pharmaceuticals, and became a member of the Executive Committee. Ms. Taubert has responsibility for the Immunology, Infectious Diseases, Neuroscience, Oncology, Cardiovascular and Metabolism, and Pulmonary Hypertension businesses throughout Janssen.

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

(i)
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

(j)
Mr. J. J. Wolk joined the Company in 1998 as Finance Manager, Business Development for Ortho-McNeil, a subsidiary of the Company, and through the years held a variety of senior leadership roles in several segments and functions across the Company's subsidiaries, in Pharmaceuticals, Medical Devices and Supply Chain. From 2014 to 2016, he served as Vice President, Finance and Chief Financial Officer of the Janssen Pharmaceutical Companies of Johnson & Johnson. In 2016, Mr. Wolk became the Vice President, Investor Relations. In July 2018, he was appointed Executive Vice President, Chief Financial Officer and became a member of the Executive Committee. Mr. Wolk plays a strategic role in the overall management of the Company, and leads the development and execution of the Company's global long-term financial strategy.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 12, 2020, there were 135,953 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 17 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”.
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
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2019. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2019 through October 27, 2019	—	$—	-	-
October 28, 2019 through November 24, 2019	734,409	130.60	-	-
November 25, 2019 through December 29, 2019	2,327,205	141.91	-	-
Total	3,061,614

(1)
During the fiscal fourth quarter of 2019, the Company repurchased an aggregate of 3,061,614 shares of Johnson & Johnson Common Stock in open-market transactions, of which 3,061,614 shares were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

(2)
As of September 29, 2019, the share repurchase program was completed with an aggregate of 37,181,268 shares purchased for a total of $5.0 billion since the inception of the repurchase program announced on December 17, 2018.

Item 6.	SELECTED FINANCIAL DATA

Summary of Operations and Statistical Data 2009-2019

(Dollars in Millions Except Per Share Amounts)	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Sales to customers — U.S.	$42,097	41,884	39,863	37,811	35,687	34,782	31,910	29,830	28,908	29,450	30,889
Sales to customers — International	39,962	39,697	36,587	34,079	34,387	39,549	39,402	37,394	36,122	32,137	31,008
Total sales	82,059	81,581	76,450	71,890	70,074	74,331	71,312	67,224	65,030	61,587	61,897
Cost of products sold	27,556	27,091	25,439	21,789	21,426	22,684	22,181	21,515	20,219	18,688	18,380
Selling, marketing and administrative expenses	22,178	22,540	21,520	20,067	21,079	21,887	21,650	20,697	20,800	19,296	19,712
Research and development expense	11,355	10,775	10,594	9,143	8,999	8,471	8,119	7,602	7,486	6,796	6,949
In-process research and development	890	1,126	408	29	224	178	580	1,163	—	—	—
Interest income	(357)	(611)	(385)	(368)	(128)	(67)	(74)	(64)	(91)	(107)	(90)
Interest expense, net of portion capitalized	318	1,005	934	726	552	533	482	532	571	455	451
Other (income) expense, net	2,525	1,405	(42)	210	(1,783)	82	2,903	2,004	3,115	(488)	(333)
Restructuring	266	251	309	491	509	—	—	—	569	—	1,073
	64,731	63,582	58,777	52,087	50,878	53,768	55,841	53,449	52,669	44,640	46,142
Earnings before provision for taxes on income	$17,328	17,999	17,673	19,803	19,196	20,563	15,471	13,775	12,361	16,947	15,755
Provision for taxes on income	2,209	2,702	16,373	3,263	3,787	4,240	1,640	3,261	2,689	3,613	3,489
Net earnings	15,119	15,297	1,300	16,540	15,409	16,323	13,831	10,514	9,672	13,334	12,266
Add: Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	339	—	—	—
Net earnings attributable to Johnson & Johnson	15,119	15,297	1,300	16,540	15,409	16,323	13,831	10,853	9,672	13,334	12,266
Percent of sales to customers	18.4%	18.8	1.7	23.0	22.0	22.0	19.4	16.1	14.9	21.7	19.8
Diluted net earnings per share of common stock (1)	$5.63	5.61	0.47	5.93	5.48	5.70	4.81	3.86	3.49	4.78	4.40
Percent return on average shareholders’ equity	25.4%	25.5	2.0	23.4	21.9	22.7	19.9	17.8	17.0	24.9	26.4
Percent increase (decrease) over previous year:
Sales to customers	0.6%	6.7	6.3	2.6	(5.7)	4.2	6.1	3.4	5.6	(0.5)	(2.9)
Diluted net earnings per share	0.4%	N/M	(92.1)	8.2	(3.9)	18.5	24.6	10.6	(27.0)	8.6	(3.7)
Supplementary balance sheet data:
Property, plant and equipment, net	17,658	17,035	17,005	15,912	15,905	16,126	16,710	16,097	14,739	14,553	14,759
Additions to property, plant and equipment	3,498	3,670	3,279	3,226	3,463	3,714	3,595	2,934	2,893	2,384	2,365
Total assets	157,728	152,954	157,303	141,208	133,411	130,358	131,754	121,347	113,644	102,908	94,682
Long-term debt	26,494	27,684	30,675	22,442	12,857	15,122	13,328	11,489	12,969	9,156	8,223
Operating cash flow	23,416	22,201	21,056	18,767	19,569	18,710	17,414	15,396	14,298	16,385	16,571
Common stock information
Dividends paid per share	3.75	3.54	3.32	3.15	2.95	2.76	2.59	2.40	2.25	2.11	1.93
Shareholders’ equity per share	22.59	22.44	22.43	26.02	25.82	25.06	26.25	23.33	20.95	20.66	18.37
Market price per share (year-end close)	$145.75	127.27	139.72	115.21	102.72	105.06	92.35	69.48	65.58	61.85	64.41
Average shares outstanding (millions)
— basic	2,645.1	2,681.5	2,692.0	2,737.3	2,771.8	2,815.2	2,809.2	2,753.3	2,736.0	2,751.4	2,759.5
— diluted	2,684.3	2,728.7	2,745.3	2,788.9	2,812.9	2,863.9	2,877.0	2,812.6	2,775.3	2,788.8	2,789.1
Employees (thousands)	132.2	135.1	134.0	126.4	127.1	126.5	128.1	127.6	117.9	114.0	115.5
(1) Attributable to Johnson & Johnson
N/M = Not Meaningful

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Organization and Business Segments
Description of the Company and Business Segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 132,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices. The Consumer segment includes a broad range of products used in the baby care, oral care, beauty, over-the-counter pharmaceutical, women’s health and wound care markets. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including immunology, infectious diseases, neuroscience, oncology, pulmonary hypertension, and cardiovascular and metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, interventional solutions (cardiovascular and neurovascular) and eye health fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer, Pharmaceutical and Medical Devices business segments.
In all of its product lines, the Company competes with other companies both locally and globally, throughout the world. Competition exists in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. The development of new and innovative products, as well as protecting the underlying intellectual property of the Company's product portfolio, is important to the Company’s success in all areas of its business. The competitive environment requires substantial investments in continuing research. In addition, the development and maintenance of customer demand for the Company’s consumer products involves significant expenditures for advertising and promotion.

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
The Company is broadly based in human healthcare, and is committed to creating value by developing accessible, high quality, innovative products and services. New products introduced within the past five years accounted for approximately 25% of 2019 sales. In 2019, $11.4 billion was invested in research and development and $5.8 billion spent on acquisitions, reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly change the trajectory of health for humanity.
A critical driver of the Company’s success is the 132,200 diverse employees worldwide. Employees are empowered and inspired to lead with the Company’s Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company's purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise, enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Results of Operations
Analysis of Consolidated Sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2018 and 2017 see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In 2019, worldwide sales increased 0.6% to $82.1 billion as compared to an increase of 6.7% in 2018. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2019	2018
Volume	3.7%	8.5%
Price	(0.9)	(2.2)
Currency	(2.2)	0.4
Total	0.6%	6.7%

The net impact of acquisitions and divestitures on the worldwide sales growth was a negative impact of 1.7% in 2019 and a positive impact of 0.8% in 2018.
Sales by U.S. companies were $42.1 billion in 2019 and $41.9 billion in 2018. This represents increases of 0.5% in 2019 and 5.1% in 2018. Sales by international companies were $40.0 billion in 2019 and $39.7 billion in 2018. This represents an increase of 0.7% in 2019 and 8.5% in 2018.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 2.0%, 3.9% and 0.2%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 2.9%, 3.1% and 2.6%, respectively.
In 2019, sales by companies in Europe experienced a sales decline of 1.5% as compared to the prior year, which included operational growth of 3.8% offset by a negative currency impact of 5.3%. Sales by companies in the Western Hemisphere (excluding the U.S.) experienced a sales decline of 2.8% as compared to the prior year, which included operational growth of 5.7% offset by a negative currency impact of 8.5%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.9% as compared to the prior year, including operational growth of 6.9% partially offset by a negative currency impact of 2.0%.
In 2019, the Company utilized three wholesalers distributing products for all three segments that represented approximately 15.0%, 12.0% and 11.0% of the total consolidated revenues. In 2018, the Company had three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues.

Analysis of Sales by Business Segments
Consumer Segment
Consumer segment sales in 2019 were $13.9 billion, an increase of 0.3% from 2018, which included 3.0% operational growth and a negative currency impact of 2.7%. U.S. Consumer segment sales were $5.8 billion, an increase of 1.4%. International sales were $8.1 billion, a decrease of 0.4%, which included 4.2% operational growth and a negative currency impact of 4.6%. In 2019, acquisitions and divestitures had a net positive impact of 1.6% on the operational sales growth of the worldwide Consumer segment.
Major Consumer Franchise Sales:

			% Change
(Dollars in Millions)	2019	2018	’19 vs. ’18
Beauty	$4,593	4,382	4.8%
OTC	4,444	4,334	2.5
Baby Care	1,675	1,858	(9.9)
Oral Care	1,528	1,555	(1.7)
Women’s Health	986	1,049	(6.0)
Wound Care/Other	671	675	(0.6)
Total Consumer Sales	$13,898	13,853	0.3%

The Beauty franchise sales of $4.6 billion increased 4.8% as compared to the prior year. Growth was primarily driven by incremental sales from the acquisition of Ci:z Holdings Co., Ltd., (DR.CI:LABO) in Japan as well as market growth and share gains of NEUTROGENA® and AVEENO® products. Growth was partially offset by the divestitures of RoC® and NIZORAL® in the fiscal year 2018.
The Over-the-Counter (OTC) franchise sales of $4.4 billion increased 2.5% as compared to the prior year. Growth was primarily driven by incremental sales from the acquisition of ZARBEES®. Additional contributors to the growth were TYLENOL®, Children's MOTRIN®, digestive health products and anti-smoking aids.
The Baby Care franchise sales were $1.7 billion in 2019, a decrease of 9.9% compared to the prior year, primarily due to JOHNSON’s® competitive pressures coupled with comparisons to prior year relaunch activities and the Baby Center divestiture.
The Oral Care franchise sales of $1.5 billion decreased 1.7% as compared to the prior year. Growth in LISTERINE® Mouthwash and Ready Tabs outside the U.S. was offset by share declines and retailer destocking in the U.S. and the negative impact of currency.
The Women’s Health franchise sales were $1.0 billion in 2019, a decrease of 6.0% as compared to the prior year. The decline was primarily driven by the negative impact of currency and weakness in liners partially offset by strength in napkins in Asia Pacific and Latin America.
The Wound Care/Other franchise sales were $0.7 billion in 2019, a decrease of 0.6% as compared to the prior year. The decline was primarily driven by the divestiture of COMPEED® outside the U.S. and the negative impact of currency.

Pharmaceutical Segment
Pharmaceutical segment sales in 2019 were $42.2 billion, an increase of 3.6% from 2018, which included operational growth of 5.8% and a negative currency impact of 2.2%. U.S. sales were $23.9 billion, an increase of 2.5%. International sales were $18.3 billion, an increase of 5.0%, which included 10.1% operational growth and a negative currency impact of 5.1%. In 2019, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible. Adjustments to previous reserve estimates, as compared to the prior year, positively impacted the Pharmaceutical segment operational growth by approximately 1.3%, primarily in the Immunology and Cardiovascular/Metabolism/Other therapeutic areas.

Major Pharmaceutical Therapeutic Area Sales:

			% Change
(Dollars in Millions)	2019	2018	’19 vs. ’18
Total Immunology	$13,950	13,120	6.3%
REMICADE®	4,380	5,326	(17.8)
SIMPONI®/SIMPONI ARIA®	2,188	2,084	5.0
STELARA®	6,361	5,156	23.4
TREMFYA®	1,012	544	85.9
Other Immunology	10	10	4.5
Total Infectious Diseases	3,413	3,304	3.3
EDURANT®/rilpivirine	861	816	5.6
PREZISTA®/ PREZCOBIX®/REZOLSTA®/SYMTUZA®	2,110	1,955	8.0
Other Infectious Diseases	441	533	(17.3)
Total Neuroscience	6,328	6,077	4.1
CONCERTA®/methylphenidate	696	663	4.9
INVEGA SUSTENNA®/XEPLION®/INVEGA TRINZA®/TREVICTA®	3,330	2,928	13.7
RISPERDAL CONSTA®	688	737	(6.7)
Other Neuroscience	1,614	1,749	(7.7)
Total Oncology	10,692	9,844	8.6
DARZALEX®	2,998	2,025	48.0
IMBRUVICA®	3,411	2,615	30.4
VELCADE®	751	1,116	(32.7)
ZYTIGA® /abiraterone acetate	2,795	3,498	(20.1)
Other Oncology	739	590	25.0
Total Pulmonary Hypertension	2,623	2,573	1.9
OPSUMIT®	1,327	1,215	9.2
TRACLEER® /bosentan	341	546	(37.5)
UPTRAVI®	819	663	23.5
Other Pulmonary Hypertension	135	149	(9.4)
Total Cardiovascular / Metabolism / Other	5,192	5,816	(10.7)
XARELTO®	2,313	2,477	(6.6)
INVOKANA®/ INVOKAMET®	735	881	(16.5)
PROCRIT®/EPREX®	790	988	(20.0)
Other	1,353	1,470	(8.0)
Total Pharmaceutical Sales	$42,198	40,734	3.6%

Immunology products sales were $14.0 billion in 2019, representing an increase of 6.3% as compared to the prior year. Growth was driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease, and TREMFYA® (guselkumab) in Psoriasis, expanded indications of SIMPONI®/SIMPONI ARIA® (golimumab), and the U.S. immunology market growth. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.
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
Infectious disease products sales were $3.4 billion in 2019, representing an increase of 3.3% as compared to the prior year. Strong sales of SYMTUZA® and the launch of JULUCA® (dolutegravir/rilpivirine) were partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.
Neuroscience products sales were $6.3 billion, representing an increase of 4.1% as compared to the prior year. Strong sales of long-acting injectables INVEGA TRINZA®/TREVICTA®(paliperidone palmitate) and INVEGA SUSTENNA®/XEPLION® were partially offset by cannibalization of RISPERDAL CONSTA® (risperidone).
Oncology products achieved sales of $10.7 billion in 2019, representing an increase of 8.6% as compared to the prior year. Contributors to the growth were strong sales of DARZALEX® (daratumumab) with continued market growth and share gain, IMBRUVICA® (ibrutinib) due to increased patient uptake globally. Additionally, sales from the launch of ERLEADA™ (apalutamide) contributed to the growth. Growth was negatively impacted from a decline in U.S. sales of ZYTIGA® (abiraterone acetate) driven by generic competition partially offset by increased sales outside the U.S. Lower sales of VELCADE® (bortezomib) were also due to generic competition.
Pulmonary Hypertension products achieved sales of $2.6 billion, representing an increase of 1.9% as compared to the prior year. Sales of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued market growth and increased share gains while sales of TRACLEER® (bosentan) were negatively impacted by generics and cannibalization from OPSUMIT®.
Cardiovascular/Metabolism/Other products sales were $5.2 billion, a decline of 10.7% as compared to the prior year. XARELTO® (rivaroxaban) sales volume growth was offset by higher discounts and rebates. Lower sales of INVOKANA®/INVOKAMET® (canagliflozin) were due to share loss from competitive pressure and a safety label update in the U.S. and lower sales of PROCRIT®/ EPREX® (epoetin alfa) were due to biosimilar competition.

During 2019, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
BALVERSA™ (erdafitinib)	Treatment of locally advanced or metastatic urothelial cancer	•
DARZALEX® (daratumumab)	Combination Regimen for Newly Diagnosed, Transplant-eligible Patients with Multiple Myeloma	•			•
	Newly diagnosed patients with Multiple Myeloma in combination with Lenalidomide and Dexamethasone	•
	Split-dosing regimen	•
	Combination therapy for transplant ineligible Multiple Myeloma patients		•	•
	Subcutaneous Formulation in Multiple Myeloma			•	•
ERLEADA™ (apalutamide)	Treatment of Metastatic Castration-Sensitive Prostate Cancer	•
	Treatment of Metastatic Hormone-Sensitive Prostate Cancer				•
IMBRUVICA® (ibrutinib)	Expanded Use in Combination with Obinutuzumab in Adult Patients with Previously Untreated Chronic Lymphocytic Leukemia and in Combination with Rituximab in Waldenström's Macroglobulinemia		•
	Treatment for Chronic Lymphocytic Leukemia in combination with obinutuzumab	•
INVOKANA® (canagliflozin)	Treatment of Diabetic Kidney Disease	•
rilpivirine and cabotegravir	For Monthly, Injectable, Two Drug Regimen for Treatment of HIV			•	•
SPRAVATO® (esketamine)	Treatment-resistant depression	•	•
	Rapid Reduction of Depressive Symptoms in Adults with Major Depressive Disorder who have Active Suicidal Ideation with Intent			•
STELARA® (ustekinumab)	Extended Use for the Treatment of Moderately to Severely Active Ulcerative Colitis	•	•
	Treatment of Pediatric Patients with Moderate to Severe Plaque Psoriasis			•
TREMFYA® (guselkumab)	One-press patient-controlled injector	•
	Treatment of Adults with Active Psoriatic Arthritis			•	•
XARELTO® (rivaroxaban)	For the prevention of Blood Clots in Acutely Ill Medical Patients	•

Medical Devices Segment
The Medical Devices segment sales in 2019 were $26.0 billion, a decrease of 3.8% from 2018, which included an operational decrease of 1.7% and a negative currency impact of 2.1%. U.S. sales were $12.4 billion, a decrease of 3.5% as compared to the prior year. International sales were $13.6 billion, a decrease of 4.1% as compared to the prior year, with an operational decrease of 0.1% and a negative currency impact of 4.0%. In 2019, the net impact of acquisitions and divestitures on the Medical Devices segment worldwide operational sales growth was a negative 5.6% of which, the divestitures of LifeScan and Advanced Sterilization Products (ASP) had an impact of approximately 3.8% and 1.6%, respectively.
Major Medical Devices Franchise Sales:

			% Change
(Dollars in Millions)	2019	2018	’19 vs. ’18
Surgery	$9,501	9,901	(4.0)%
Advanced	4,095	4,002	2.3
General	4,480	4,557	(1.7)
Specialty	926	1,342	(31.0)
Orthopaedics	8,839	8,885	(0.5)
Hips	1,438	1,418	1.4
Knees	1,480	1,502	(1.4)
Trauma	2,720	2,699	0.8
Spine & Other	3,201	3,266	(2.0)
Vision	4,624	4,553	1.6
Contact Lenses/Other	3,392	3,302	2.7
Surgical	1,232	1,251	(1.6)
Interventional Solutions	2,997	2,646	13.3
Diabetes Care(1)	—	1,009	*
Total Medical Devices Sales	$25,963	26,994	(3.8)%
(1)LifeScan was divested in the fiscal fourth quarter of 2018.
*Percentage greater than 100% or not meaningful

The Surgery franchise sales were $9.5 billion in 2019, a decrease of 4.0% from 2018. Growth in Advanced Surgery was primarily driven by endocutter, biosurgery and energy products. The decline in General Surgery was primarily driven by the negative impact of currency partially offset by growth of wound closure products. The decline in Specialty Surgery was primarily driven by the divestiture of the sterilization business (ASP) partially offset by growth of aesthetic products.
The Orthopaedics franchise sales were $8.8 billion in 2019, a decrease of 0.5%, including operational growth of 1.2% offset by a negative currency impact of 1.7% as compared to the prior year. The growth in hips was driven by leadership position in the anterior approach, strong market demand for the ACTIS® stem and the KINCISE™ surgical automated system. Knees grew outside the U.S. from new products coupled with continued global uptake of ATTUNE® Revision, offset by a negative currency impact. Growth in trauma was due to strong market growth coupled with continued uptake of new products. The decline in Spine & Other was primarily driven by base business declines in Spine partially offset by growth in Sports which was led by new products, MONOVISC® in the U.S. and growth in Asia Pacific.
The Vision franchise achieved sales of $4.6 billion in 2019, an increase of 1.6% from 2018. Growth was primarily driven by the strength of daily disposable lenses in the ACUVUE® OASYS contact lenses category. The Surgical operational growth was primarily driven by the strength of cataracts outside the U.S. partially offset by competitive pressures in the U.S.
The Interventional Solutions franchise achieved sales of $3.0 billion in 2019, an increase of 13.3% from 2018. Strong growth in the electrophysiology business was driven by Atrial Fibrillation procedure growth and with strong THERMOCOOL SMARTTOUCH® SF Contact Force Sensing Catheter and diagnostic catheter sales.

Analysis of Consolidated Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income was $17.3 billion and $18.0 billion for the fiscal years ended 2019 and 2018, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 21.1% and 22.1%, in 2019 and 2018, respectively.

Cost of Products Sold and Selling, Marketing and Administrative Expenses:  Cost of products sold and selling, marketing and administrative expenses as a percent to sales were as follows:

% of Sales	2019	2018
Cost of products sold	33.6%	33.2
Percent point increase/(decrease) over the prior year	0.4	(0.1)
Selling, marketing and administrative expenses	27.0%	27.6
Percent point increase/(decrease) over the prior year	(0.6)	(0.5)

In 2019, cost of products sold as a percent to sales increased to 33.6% from 33.2% as compared to the same period a year ago primarily driven by the negative impact of currency in the Pharmaceutical business as well as increased intangible asset amortization expense. Intangible asset amortization expense of $4.5 billion was included in cost of products sold for 2019 as compared to $4.4 billion in 2018. There was a decrease in the percent to sales of selling, marketing and administrative expenses in 2019 as compared to the prior year, primarily due to favorable segment mix with a higher percentage of sales coming from the Pharmaceutical business, planned prioritization and reduced brand marketing expense in the Consumer business partially offset by increased selling and marketing investments in the Medical Devices business.

Research and Development Expense: Research and development expense by segment of business was as follows:

	2019		2018
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Consumer	$493	3.5%	565	4.1
Pharmaceutical	8,834	20.9	8,446	20.7
Medical Devices	2,028	7.8	1,764	6.5
Total research and development expense	$11,355	13.8%	10,775	13.2
Percent increase/(decrease) over the prior year	5.4%		1.7

*As a percent to segment sales

Research and development activities represent a significant part of the Company's business. These expenditures relate to the processes of discovering, testing and developing new products, upfront payments and developmental milestones, improving existing products, as well as ensuring product efficacy and regulatory compliance prior to launch. The Company remains committed to investing in research and development with the aim of delivering high quality and innovative products. In 2019, worldwide costs of research and development activities increased by 5.4% compared to 2018 primarily driven by increased investment in the Medical Devices business related to robotics and digital surgery platforms along with higher upfront and developmental milestone payments, primarily from the argenx collaboration in the Pharmaceutical business.
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
The change in other (income) expense, net for the fiscal year 2019 was additional net expense of $1.1 billion primarily attributable to litigation expense of $5.1 billion in 2019, primarily related to the agreement in principle to settle opioid litigation of $4.0 billion, as compared to litigation expense of $2.0 billion in 2018. This was partially offset by divestiture gains in 2019 of $2.2 billion of which $2.0 billion related to the divestiture of the ASP business. In addition, the fiscal year 2019 included higher unrealized gains on securities of $0.7 billion, an equity step-up gain of $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO, and lower restructuring related expense of $0.2 billion as compared to the same period a year ago. Divestiture gains were approximately $1.2 billion in 2018 and included the LifeScan business, NIZORAL®, RoC® and certain non-strategic Pharmaceutical products. Additionally, 2018 included a reversal of a contingent liability of $0.2 billion.

Interest (Income) Expense: The fiscal year 2019 included net interest income as compared to an expense in the fiscal year 2018. This was primarily due to the positive effect of net investment hedging arrangements and certain cross currency swaps, and a lower average debt balance. Cash, cash equivalents and marketable securities totaled $19.3 billion at the end of 2019, and averaged $19.5 billion as compared to the cash, cash equivalents and marketable securities total of $19.7 billion and $19.0 billion average cash balance in 2018. The total debt balance at the end of 2019 was $27.7 billion with an average debt balance of $29.1 billion as compared to $30.5 billion at the end of 2018 and an average debt balance of $32.5 billion. The decrease in debt was due to the retirement of long-term debt.
Income Before Tax by Segment
Income before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2019	2018	2019	2018	2019	2018
Consumer	$2,061	2,320	13,898	13,853	14.8%	16.7
Pharmaceutical	8,816	12,568	42,198	40,734	20.9	30.9
Medical Devices	7,286	4,397	25,963	26,994	28.1	16.3
Total (1)	18,163	19,285	82,059	81,581	22.1	23.6
Less: Net expense not allocated to segments (2)	835	1,286
Earnings before provision for taxes on income	$17,328	17,999	82,059	81,581	21.1%	22.1

(1)	See Note 18 to the Consolidated Financial Statements for more details.

(2)	Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Segment: In 2019, the Consumer segment income before tax as a percent to sales was 14.8%, versus 16.7% in 2018. The decrease in the income before tax as a percent of sales in 2019 as compared to 2018 was primarily attributable to higher expenses for litigation of $0.1 billion, intangible asset amortization of $0.1 billion and restructuring of $0.1 billion in the fiscal year 2019 as compared to the fiscal year 2018. This was partially offset by planned prioritization and brand marketing expense reductions. The fiscal year 2019 included a gain of $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO. Divestiture gains for the fiscal year of 2018 included a gain of $0.3 billion from the divestiture of NIZORAL®.

Pharmaceutical Segment: In 2019, the Pharmaceutical segment income before tax as a percent to sales was 20.9% versus 30.9% in 2018. The decrease in the income before tax as a percent of sales was primarily due to higher litigation expense of $4.3 billion, primarily due to the agreement in principle to settle opioid litigation of $4.0 billion, increased spending in research and development, including a $0.3 billion upfront payment to argenx. This was partially offset by $0.8 billion of higher unrealized gains on securities, a lower in-process research and development charge of $0.2 billion, and lower Actelion acquisition and integration related costs as compared to the fiscal year 2018. In addition, the fiscal year 2018 included a contingent liability reversal of $0.2 billion and higher divestiture gains of $0.2 billion.

Medical Devices Segment: In 2019, the Medical Devices segment income before tax as a percent to sales was 28.1% versus 16.3% in 2018. The increase in the income before tax as a percent to sales was primarily attributable to higher divestiture gains in 2019. Divestiture gains in the fiscal 2019 included a gain of $2.0 billion related to the ASP business. Divestiture gains for the fiscal year of 2018 included a gain of $0.5 billion related to LifeScan. Additionally, the fiscal year 2019 included lower litigation expense of $1.3 billion, lower restructuring charges of $0.2 billion and lower intangible asset amortization expense of $0.1 billion as compared to the fiscal year 2018. This was partially offset by increased investment in robotics and digital solutions.

Restructuring: In the fiscal second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network.  Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. The Company estimates that approximately 70% of the cumulative pre-tax costs will result in cash outlays. In 2019, the Company recorded a pre-tax charge of $0.6 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.2 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced.

See Note 22 to the Consolidated Financial Statements for additional details related to the restructuring programs.

Provision for Taxes on Income: The worldwide effective income tax rate was 12.7% in 2019 and 15.0% in 2018.

For discussion related to the fiscal 2019 provision for taxes refer to Note 8 to the Consolidated Financial Statements.

On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals. In the fiscal third quarter of 2019, the Swiss Federal Council enacted TRAF which became effective on January 1, 2020. On February 9, 2020 a public referendum on the legislative change was held in the last remaining canton where the Company has significant operations. The legislation was approved by the voters and formal enactment is expected in the fiscal first half of 2020. The Company has not yet elected the transitional provision in this canton. However, the net financial benefit is estimated to be between $0.2 billion and $0.5 billion in the fiscal first half of 2020. The Company does not believe that TRAF will have a material impact to the Company’s ongoing consolidated effective tax rate beginning in fiscal year 2020.

Liquidity and Capital Resources
Liquidity & Cash Flows
Cash and cash equivalents were $17.3 billion at the end of 2019 as compared to $18.1 billion at the end of 2018. The primary sources and uses of cash that contributed to the $0.8 billion decrease were approximately $23.4 billion of cash generated from operating activities. This was offset by $6.2 billion net cash used by investing activities and $18.0 billion net cash used by financing activities. In addition, the Company had $2.0 billion in marketable securities at the end of 2019 and $1.6 billion at the end of 2018. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.
Cash flow from operations of $23.4 billion was the result of $15.1 billion of net earnings and $9.1 billion of non-cash expenses and other adjustments for depreciation and amortization, stock-based compensation, assets write-downs (primarily related to the Alios IPR&D asset), and favorable increases in accounts payable, accrued liabilities and other liabilities of $5.5 billion. This was reduced by $1.6 billion related to an increase in accounts receivable, inventories, other current and non-current assets. as well as non-cash expenses and other adjustments of $2.5 billion for the increase in the deferred tax provision and a net gain on sale of assets/businesses of $2.2 billion (primarily related to the ASP divestiture).
Investing activities use of $6.2 billion of cash was primarily used for acquisitions of $5.8 billion primarily related to the acquisitions of Auris Health, Inc. and DR. CI:LABO, additions to property, plant and equipment of $3.5 billion and $0.5 billion from the net purchases of investments. Investing activities also included a source of $3.3 billion of proceeds from the disposal of assets/businesses, primarily the ASP divestiture, and proceeds from credit support agreements of $0.3 billion.
Financing activities use of $18.0 billion of cash was primarily used for dividends to shareholders of $9.9 billion, the repurchase of common stock of $6.7 billion and the net retirement of short and long term debt of $2.9 billion. Financing activities also included sources of $1.5 billion from proceeds of stock options exercised/employee withholding tax on stock awards, and other financing activities.
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
As of December 29, 2019, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of December 29, 2019, the net debt position was $8.4 billion as compared to the prior year of $10.8 billion. There was a decrease in the net debt position due to retirement of debt. The debt balance at the end of 2019 was $27.7 billion as compared to $30.5 billion in 2018. In 2019, the Company continued to have access to liquidity through the commercial paper market. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the agreement in principle to settle opioid litigation to be potentially paid over the next two to three years. As discussed in Note 8 to the Consolidated Financial Statements, the Internal Revenue Service (IRS) has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010-2012. The Company currently expects completion of this audit and settlement of the related tax liabilities in the fiscal year 2020. As of December 29, 2019, the Company has classified unrecognized tax benefits and related interest of approximately $0.9 billion as a current liability in the “Accrued taxes on Income” line in the Consolidated Balance Sheet. This is the amount expected to be paid over the next 12 months with respect to the IRS audit. Subsequent to December 29, 2019, the Company made a payment for approximately $0.6 billion to the U.S. Treasury related to the estimated 2010-2012 tax audit liability in anticipation of the final settlement later in fiscal 2020. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability that may have a material impact on the Company’s future operating results or cash flows in the period that the audit is substantially completed.
The Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. The Company filed a shelf registration on February 27, 2017, which will enable it to issue debt securities on a timely basis and will be updated as required. For additional details on borrowings, see Note 7 to the Consolidated Financial Statements.

Financing and Market Risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the December 29, 2019 market rates would increase the unrealized value of the Company’s forward contracts by $271 million. Conversely, a

10% depreciation of the U.S. Dollar from the December 29, 2019 market rates would decrease the unrealized value of the Company’s forward contracts by $331 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $1,043 million. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
The Company does not enter into financial instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with parties that have at least an investment grade credit rating. The counter-parties to these contracts are major financial institutions and there is no significant concentration of exposure with any one counter-party. Management believes the risk of loss is remote. During the fiscal second quarter of 2017, the Company entered into credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. See Note 6 to the Consolidated Financial Statements for additional details on credit support agreements.
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by approximately $7 million.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2019, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 10, 2020. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate, London Interbank Offered Rates (LIBOR), or other applicable market rate as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.
Total borrowings at the end of 2019 and 2018 were $27.7 billion and $30.5 billion, respectively. The decrease in borrowings was due to the retirement of debt in 2019. In 2019, net debt (cash and current marketable securities, net of debt) was $8.4 billion compared to net debt of $10.8 billion in 2018. Total debt represented 31.8% of total capital (shareholders’ equity and total debt) in 2019 and 33.8% of total capital in 2018. Shareholders’ equity per share at the end of 2019 was $22.59 compared to $22.44 at year-end 2018.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.
Contractual Obligations and Commitments
The Company’s contractual obligations are primarily for the recently enacted tax legislation, leases, debt and unfunded retirement plans. There are no other significant obligations. To satisfy these obligations, the Company will use cash from operations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as of December 29, 2019 (see Notes 7, 8, 10 and 16 to the Consolidated Financial Statements for further details):

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Unfunded Retirement Plans	Leases	Total
2020	$528	1,100	886	103	215	2,832
2021	812	1,797	841	107	254	3,811
2022	812	2,106	796	113	197	4,024
2023	1,522	1,552	764	118	141	4,097
2024	2,029	1,474	729	127	86	4,445
After 2024	2,536	19,565	8,121	749	201	31,172
Total	$8,239	27,594	12,137	1,317	1,094	50,381

For tax matters, see Note 8 to the Consolidated Financial Statements. For other retirement plan and post-employment medical benefit information, see Note 10 to the Consolidated Financial Statements. The table does not include activity related to business combinations.

Dividends
The Company increased its dividend in 2019 for the 57th consecutive year. Cash dividends paid were $3.75 per share in 2019 and $3.54 per share in 2018.

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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal reporting years 2019 and 2018.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. For all years presented, profit-share payments were approximately 2.0% of the total revenues and are included in sales to customers.
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

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended December 29, 2019 and December 30, 2018.

Consumer Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2019
Accrued rebates (1)	$271	841	(828)	284
Accrued returns	57	128	(122)	63
Accrued promotions	497	2,119	(2,129)	487
Subtotal	$825	3,088	(3,079)	834
Reserve for doubtful accounts	32	21	(18)	35
Reserve for cash discounts	23	198	(204)	17
Total	$880	3,307	(3,301)	886

2018
Accrued rebates(1)	$186	836	(751)	271
Accrued returns	68	98	(109)	57
Accrued promotions	481	2,233	(2,217)	497
Subtotal	$735	3,167	(3,077)	825
Reserve for doubtful accounts	31	10	(9)	32
Reserve for cash discounts	23	204	(204)	23
Total	$789	3,381	(3,290)	880

(1)	Includes reserve for customer rebates of $54 million at December 29, 2019 and $57 million at December 30, 2018, recorded as a contra asset.
Pharmaceutical Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits(2)	Balance at End of Period
2019
Accrued rebates (1)	$7,510	26,868	(25,365)	9,013
Accrued returns	436	354	(290)	500
Accrued promotions	13	17	(25)	5
Subtotal	$7,959	27,239	(25,680)	9,518
Reserve for doubtful accounts	47	2	(13)	36
Reserve for cash discounts	53	936	(924)	65
Total	$8,059	28,177	(26,617)	9,619

2018
Accrued rebates (1)	$4,862	22,644	(19,996)	7,510
Accrued returns	362	385	(311)	436
Accrued promotions	35	46	(68)	13
Subtotal	$5,259	23,075	(20,375)	7,959
Reserve for doubtful accounts	77	37	(67)	47
Reserve for cash discounts	55	860	(862)	53
Total	$5,391	23,972	(21,304)	8,059

(1)	Includes reserve for customer rebates of $93 million at December 29, 2019 and $89 million at December 30, 2018, recorded as a contra asset.

(2)	Includes adjustments

Medical Devices Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2019
Accrued rebates(1)	$1,218	5,487	(5,692)	1,013
Accrued returns	114	673	(669)	118
Accrued promotions	42	106	(102)	46
Subtotal	$1,374	6,266	(6,463)	1,177
Reserve for doubtful accounts	169	30	(44)	155
Reserve for cash discounts	—	106	(96)	10
Total	$1,543	6,402	(6,603)	1,342

2018(2)
Accrued rebates(1)	$1,620	6,344	(6,746)	1,218
Accrued returns	152	750	(788)	114
Accrued promotions	83	116	(157)	42
Subtotal	$1,855	7,210	(7,691)	1,374
Reserve for doubtful accounts	183	29	(43)	169
Reserve for cash discounts	15	140	(155)	—
Total	$2,053	7,379	(7,889)	1,543

(1)	Includes reserve for customer rebates of $499 million at December 29, 2019 and $632 million at December 30, 2018, recorded as a contra asset.

(2)	Certain prior period amounts have been reclassified to conform to current year presentation.

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
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the total tax effect of this repatriation would be approximately $0.8 billion under current enacted tax laws and regulations and at current currency exchange rates.
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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 29, 2019.
Economic and Market Factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of health care. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2009 - 2019, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for health care products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and on January 31, 2020, the U.K. formally exited the E.U. Given the lack of comparable precedent, it is unclear what the ultimate financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of December 29, 2019, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal twelve months revenues, respectively.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2019 would have increased or decreased the translation of foreign sales by approximately $390 million and net income by approximately $120 million.
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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 29, 2019, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Common Stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 12, 2020, there were 135,953 record holders of Common Stock of the Company.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Audited Consolidated Financial Statements
35	Consolidated Balance Sheets
36	Consolidated Statements of Earnings
37	Consolidated Statements of Comprehensive Income
38	Consolidated Statements of Equity
39	Consolidated Statements of Cash Flows
41	Notes to Consolidated Financial Statements
103	Report of Independent Registered Public Accounting Firm
107	Management’s Report on Internal Control Over Financial Reporting

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 29, 2019 and December 30, 2018
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2019	2018
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$17,305	18,107
Marketable securities (Notes 1 and 2)	1,982	1,580
Accounts receivable trade, less allowances for doubtful accounts $226 (2018, $248)	14,481	14,098
Inventories (Notes 1 and 3)	9,020	8,599
Prepaid expenses and other receivables	2,392	2,699
Assets held for sale (Note 20)	94	950
Total current assets	45,274	46,033
Property, plant and equipment, net (Notes 1 and 4)	17,658	17,035
Intangible assets, net (Notes 1 and 5)	47,643	47,611
Goodwill (Notes 1 and 5)	33,639	30,453
Deferred taxes on income (Note 8)	7,819	7,640
Other assets	5,695	4,182
Total assets	$157,728	152,954
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$1,202	2,796
Accounts payable	8,544	7,537
Accrued liabilities	9,715	7,601
Accrued rebates, returns and promotions	10,883	9,380
Accrued compensation and employee related obligations	3,354	3,098
Accrued taxes on income (Note 8)	2,266	818
Total current liabilities	35,964	31,230
Long-term debt (Note 7)	26,494	27,684
Deferred taxes on income (Note 8)	5,958	7,506
Employee related obligations (Notes 9 and 10)	10,663	9,951
Long-term taxes payable (Note 8)	7,444	8,242
Other liabilities	11,734	8,589
Total liabilities	98,257	93,202
Commitments and Contingencies (Note 21)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(15,891)	(15,222)
Retained earnings	110,659	106,216
	97,888	94,114
Less: common stock held in treasury, at cost (Note 12) (487,336,000 shares and 457,519,000 shares)	38,417	34,362
Total shareholders’ equity	59,471	59,752
Total liabilities and shareholders’ equity	$157,728	152,954
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2019	2018	2017
Sales to customers	$82,059	81,581	76,450
Cost of products sold	27,556	27,091	25,439
Gross profit	54,503	54,490	51,011
Selling, marketing and administrative expenses	22,178	22,540	21,520
Research and development expense	11,355	10,775	10,594
In-process research and development (Note 5)	890	1,126	408
Interest income	(357)	(611)	(385)
Interest expense, net of portion capitalized (Note 4)	318	1,005	934
Other (income) expense, net	2,525	1,405	(42)
Restructuring (Note 22)	266	251	309
Earnings before provision for taxes on income	17,328	17,999	17,673
Provision for taxes on income (Note 8)	2,209	2,702	16,373
Net earnings	$15,119	15,297	1,300

Net earnings per share (Notes 1 and 15)
Basic	$5.72	5.70	0.48
Diluted	$5.63	5.61	0.47
Average shares outstanding (Notes 1 and 15)
Basic	2,645.1	2,681.5	2,692.0
Diluted	2,684.3	2,728.7	2,745.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions) (Note 1)

	2019	2018	2017
Net earnings	$15,119	15,297	1,300

Other comprehensive income (loss), net of tax
Foreign currency translation	164	(1,518)	1,696

Securities:
Unrealized holding gain (loss) arising during period	—	(1)	159
Reclassifications to earnings	—	1	(338)
Net change	—	—	(179)

Employee benefit plans:
Prior service credit (cost), net of amortization	(18)	(44)	2
Gain (loss), net of amortization	(714)	(56)	29
Effect of exchange rates	(1)	92	(201)
Net change	(733)	(8)	(170)

Derivatives & hedges:
Unrealized gain (loss) arising during period	(107)	(73)	(4)
Reclassifications to earnings	7	(192)	359
Net change	(100)	(265)	355

Other comprehensive income (loss)	(669)	(1,791)	1,702

Comprehensive income	$14,450	13,506	3,002

The tax effects in other comprehensive income for the fiscal years ended 2019, 2018 and 2017 respectively: Foreign Currency Translation; $19 million in 2019 and $236 million in 2018; Securities: $96 million in 2017, Employee Benefit Plans: $222 million, $4 million and $83 million, Derivatives & Hedges: $27 million, $70 million and $191 million.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions) (Note 1)

	Total	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 1, 2017	$70,418	110,551		(14,901)	3,120	(28,352)
Net earnings	1,300	1,300
Cash dividends paid ($3.32 per share)	(8,943)	(8,943)
Employee compensation and stock option plans	2,077	(1,079)				3,156
Repurchase of common stock	(6,358)					(6,358)
Other	(36)	(36)
Other comprehensive income (loss), net of tax	1,702			1,702
Balance, December 31, 2017	60,160	101,793		(13,199)	3,120	(31,554)
Cumulative adjustment	(486)	(254)	(1)	(232)
Net earnings	15,297	15,297
Cash dividends paid ($3.54 per share)	(9,494)	(9,494)
Employee compensation and stock option plans	1,949	(1,111)				3,060
Repurchase of common stock	(5,868)					(5,868)
Other	(15)	(15)
Other comprehensive income (loss), net of tax	(1,791)			(1,791)
Balance, December 30, 2018	59,752	106,216		(15,222)	3,120	(34,362)
Net earnings	15,119	15,119
Cash dividends paid ($3.75 per share)	(9,917)	(9,917)
Employee compensation and stock option plans	1,933	(758)				2,691
Repurchase of common stock	(6,746)					(6,746)
Other	(1)	(1)
Other comprehensive income (loss), net of tax	(669)			(669)
Balance, December 29, 2019	$59,471	110,659		(15,891)	3,120	(38,417)

(1) See Note 1 to Consolidated Financial Statements for additional details on the effect of cumulative adjustments to retained earnings.
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions) (Note 1)

	2019	2018	2017
Cash flows from operating activities
Net earnings	$15,119	15,297	1,300
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	7,009	6,929	5,642
Stock based compensation	977	978	962
Asset write-downs	1,096	1,258	795
Gain on sale of assets/businesses	(2,154)	(1,217)	(1,307)
Deferred tax provision	(2,476)	(1,016)	2,406
Accounts receivable allowances	(20)	(31)	17
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(289)	(1,185)	(633)
(Increase)/Decrease in inventories	(277)	(644)	581
Increase in accounts payable and accrued liabilities	4,060	3,951	2,725
Increase in other current and non-current assets	(1,054)	(275)	(411)
Increase/(Decrease) in other current and non-current liabilities	1,425	(1,844)	8,979
Net cash flows from operating activities	23,416	22,201	21,056
Cash flows from investing activities
Additions to property, plant and equipment	(3,498)	(3,670)	(3,279)
Proceeds from the disposal of assets/businesses, net	3,265	3,203	1,832
Acquisitions, net of cash acquired (Note 20)	(5,810)	(899)	(35,151)
Purchases of investments	(3,920)	(5,626)	(6,153)
Sales of investments	3,387	4,289	28,117
Proceeds from credit support agreements	338	—	—
Other	44	(464)	(234)
Net cash used by investing activities	(6,194)	(3,167)	(14,868)
Cash flows from financing activities
Dividends to shareholders	(9,917)	(9,494)	(8,943)
Repurchase of common stock	(6,746)	(5,868)	(6,358)
Proceeds from short-term debt	39	80	869
Repayment of short-term debt	(100)	(2,479)	(1,330)
Proceeds from long-term debt, net of issuance costs	3	5	8,992
Repayment of long-term debt	(2,823)	(1,555)	(1,777)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	954	949	1,062
Other	575	(148)	(188)
Net cash used by financing activities	(18,015)	(18,510)	(7,673)
Effect of exchange rate changes on cash and cash equivalents	(9)	(241)	337
(Decrease)/Increase in cash and cash equivalents	(802)	283	(1,148)
Cash and cash equivalents, beginning of year (Note 1)	18,107	17,824	18,972
Cash and cash equivalents, end of year (Note 1)	$17,305	18,107	17,824

Supplemental cash flow data
Cash paid during the year for:
Interest	$995	1,049	960
Interest, net of amount capitalized	925	963	866
Income taxes	4,191	4,570	3,312

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$1,736	2,095	2,062
Conversion of debt	1	6	16

Acquisitions
Fair value of assets acquired	$7,228	1,047	36,937
Fair value of liabilities assumed and noncontrolling interests	(1,418)	(148)	(1,786)
Net cash paid for acquisitions (Note 20)	$5,810	899	35,151
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
Description of the Company and Business Segments
The Company has approximately 132,200 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the health care field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
The Company is organized into three business segments: Consumer, Pharmaceutical and Medical Devices. The Consumer segment includes a broad range of products used in the baby care, oral care, beauty, over-the-counter pharmaceutical, women’s health and wound care markets. These products are marketed to the general public and sold both to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including immunology, infectious diseases, neuroscience, oncology, pulmonary hypertension, and cardiovascular and metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, hospitals and health care professionals for prescription use. The Medical Devices segment includes a broad range of products used in the orthopaedic, surgery, interventional solutions (cardiovascular and neurovascular) and eye health fields, which are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.

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
For additional disclosures see Note 16 to the Consolidated Financial Statements.
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

Accounting Standards adopted in the fiscal 2018 with a cumulative effect to the 2018 opening balance of Retained Earnings
The following table summarizes the cumulative effect adjustments made to the 2018 opening balance of retained earnings upon adoption of the new accounting standards mentioned below:

(Dollars in Millions)	Cumulative Effect Adjustment Increase (Decrease) to Retained Earnings
ASU 2014-09 - Revenue from Contracts with Customers	$(47)
ASU 2016-01 - Financial Instruments	232
ASU 2016-16 - Income Taxes: Intra-Entity Transfers	(439)
Total	$(254)

Recently Issued Accounting Standards
Not Adopted as of December 29, 2019
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

Investments
Investments classified as held to maturity investments are reported at amortized cost and realized gains or losses are reported in earnings. Investments classified as available-for-sale debt securities are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Available-for-sale securities available for current operations are classified as current assets otherwise, they are classified as long term. Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its investments for impairment and adjusts these investments to fair value through earnings, as required.
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
Revenue Recognition
The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers. The Company's global payment terms are typically between 30 to 90 days. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability is recognized within Accrued Rebates, Returns, and Promotions on the consolidated balance sheet.
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $7.0 billion and $5.8 billion as of December 29, 2019 and December 30, 2018, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal reporting years 2019, 2018 and 2017.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements for certain products, which are included in sales to customers. For all years presented, profit-share payments were approximately 2.0% of the total revenues and are included in sales to customers.
See Note 18 to the Consolidated Financial Statements for further disaggregation of revenue.
Shipping and Handling
Shipping and handling costs incurred were $1.0 billion, $1.1 billion and $1.0 billion in 2019, 2018 and 2017, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 0.5% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.
Intangible Assets and Goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2019 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired.
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
Separately, the Company has a number of licensing arrangements for products and compounds including DARZALEX®, licensed from Genmab A/S.

Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $2.2 billion, $2.6 billion and $2.5 billion in 2019, 2018 and 2017, respectively.
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
In January 2018, the FASB issued guidance that allows companies to elect as an accounting policy whether to record the tax effects of the global intangible low-taxed income (GILTI) in the period the tax liability is generated (i.e., “period cost”) or provide for deferred tax assets and liabilities related to basis differences that exist and are expected to effect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). In fiscal 2018, the Company elected to account for GILTI under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as GILTI is incurred in future periods.
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the total tax effect of this repatriation would be approximately $0.8 billion under current enacted tax laws and regulations and at current currency exchange rates.
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
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

2.	Cash, Cash Equivalents and Current Marketable Securities
At the end of the fiscal year 2019 and 2018, cash, cash equivalents and current marketable securities were comprised of:

(Dollars in Millions)	2019
	Carrying Amount	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,637	2,637	—
Non-U.S. Sovereign Securities(1)	439	149	290
U.S. Reverse repurchase agreements	6,375	6,375	—
Other Reverse repurchase agreements	375	375	—
Corporate debt securities(1)	1,323	889	434
Money market funds	2,864	2,864	—
Time deposits(1)	906	906	—
Subtotal	$14,919	14,195	724

U.S. Gov't Securities	$4,102	3,095	1,007
Corporate debt securities	266	15	251
Subtotal available for sale(2)	$4,368	3,110	1,258

Total cash, cash equivalents and current marketable securities		$17,305	1,982

(Dollars in Millions)	2018
	Carrying Amount	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,619	2,619	—
U.S. Reverse repurchase agreements	3,009	3,009	—
Other Reverse repurchase agreements	443	443	—
Money market funds	3,397	3,397	—
Time deposits(1)	485	485	—
Subtotal	$9,953	9,953	—

Gov't Securities	$9,474	8,144	1,330
Corporate debt securities	260	10	250
Subtotal available for sale(2)	$9,734	8,154	1,580

Total cash, cash equivalents and current marketable securities		$18,107	1,580

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
In 2019 and 2018, the carrying amount was the same as the estimated fair value.

The contractual maturities of the available for sale debt securities at December 29, 2019 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$4,322	4,322
Due after one year through five years	46	46
Due after five years through ten years	—	—
Total debt securities	$4,368	4,368

The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.

3.	Inventories
At the end of 2019 and 2018, inventories were comprised of:

(Dollars in Millions)	2019	2018
Raw materials and supplies	$1,117	1,114
Goods in process	1,832	2,109
Finished goods	6,071	5,376
Total inventories (1)	$9,020	8,599

(1) See Note 20 to the Consolidated Financial Statements for details on assets held for sale and the related divestitures.

4.	Property, Plant and Equipment
At the end of 2019 and 2018, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2019	2018
Land and land improvements	$854	807
Buildings and building equipment	11,877	11,176
Machinery and equipment	26,964	25,992
Construction in progress	3,637	3,876
Total property, plant and equipment, gross	$43,332	41,851
Less accumulated depreciation	25,674	24,816
Total property, plant and equipment, net(1)	$17,658	17,035
(1) See Note 20 to the Consolidated Financial Statements for details on assets held for sale and the related divestitures.

The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in 2019, 2018 and 2017 was $70 million, $86 million and $94 million, respectively.
Depreciation expense, including the amortization of capitalized interest in 2019, 2018 and 2017 was $2.5 billion, $2.6 billion and $2.6 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

5.	Intangible Assets and Goodwill
At the end of 2019 and 2018, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2019	2018
Intangible assets with definite lives:
Patents and trademarks — gross	$36,634	35,194
Less accumulated amortization	13,154	9,784
Patents and trademarks — net	$23,480	25,410
Customer relationships and other intangibles — gross	$22,056	21,334
Less accumulated amortization	9,462	8,323
Customer relationships and other intangibles — net*	$12,594	13,011
Intangible assets with indefinite lives:
Trademarks	$6,922	6,937
Purchased in-process research and development(1)	4,647	2,253
Total intangible assets with indefinite lives	$11,569	9,190
Total intangible assets — net	$47,643	47,611

*The majority is comprised of customer relationships
(1) In the fiscal year 2019, the Company completed the acquisition of Auris Health, Inc. and recorded an in-process research and development intangible asset of $2.9 billion. Additionally, in the fiscal first quarter of 2019, the Company recorded an IPR&D impairment charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176. A partial impairment charge of $0.8 billion was previously recorded in the fiscal third quarter 2018 related to the development program of AL-8176.

Goodwill as of December 29, 2019 and December 30, 2018, as allocated by segment of business, was as follows:

(Dollars in Millions)	Consumer	Pharmaceutical	Medical Devices		Total
Goodwill at December 31, 2017	$8,875	9,109	13,922		31,906
Goodwill, related to acquisitions	168	51	184		403
Goodwill, related to divestitures	—	—	(1,348)	(1)	(1,348)
Currency translation/other	(373)	(97)	(38)		(508)
Goodwill at December 30, 2018	$8,670	9,063	12,720		30,453
Goodwill, related to acquisitions	1,188	75	2,018		3,281
Currency translation/other	(122)	31	(4)		(95)
Goodwill at December 29, 2019	$9,736	9,169	14,734		33,639

(1) Goodwill of $1.0 billion is related to the divestiture of the LifeScan business. Goodwill of $0.3 billion is related to the divestiture of the Advanced Sterilization Products business which closed in 2019, and was pending and classified as assets held for sale on the Consolidated Balance Sheet as of December 30, 2018.

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable assets included in cost of products sold was $4.5 billion, $4.4 billion and $3.0 billion before tax, for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2020	2021	2022	2023	2024
$4,500	4,300	4,100	4,100	4,000

See Note 20 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

6.	Fair Value Measurements
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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of December 29, 2019, the total amount of cash collateral held by the Company under the credit support agreements (CSA) amounted to $255 million net, primarily related to net investment hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of December 29, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts, and cross currency interest rate swaps of $45.3 billion, and $20.1 billion respectively. As of December 30, 2018, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.1 billion, $7.3 billion, and $0.5 billion respectively.

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
Gains and losses associated with interest rate swaps and changes in fair value of hedged debt attributable to changes in interest rates are recorded to interest expense in the period in which they occur. The effect of which are immaterial for the fiscal years ended December 29, 2019 and December 30, 2018. Gains and losses on net investment hedge are accounted through the currency translation account within accumulated other comprehensive income. The portion excluded from effectiveness testing is recorded through interest (income) expense using the spot method. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued.
The Company designated its Euro denominated notes issued in May 2016 with due dates ranging from 2022 to 2035 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
As of December 29, 2019, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $295 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended December 29, 2019 and December 30, 2018, net of tax:

	December 29, 2019					December 30, 2018
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	159	—	—	—	—	56	—
Amount of gain or (loss) recognized in AOCI	—	—	—	159	—	—	—	—	56	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(54)	(321)	(105)	—	22	47	200	(220)	—	(24)

Amount of gain or (loss) recognized in AOCI	(20)	(606)	(94)	—	39	(32)	(17)	(193)	—	(4)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	292	—	—	—	—	133	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	415	—	—	—	—	117	—

For the fiscal years ended December 29, 2019 and December 30, 2018, the following amounts were recorded on the Consolidated Balance Sheet

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Current Portion of Long-term Debt	$—	494	—	5

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended December 29, 2019 and December 30, 2018:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		December 29, 2019	December 30, 2018
Foreign Exchange Contracts	Other (income) expense	(144)	(68)

The following table is the effect of net investment hedges for the fiscal years ended December 29, 2019 and December 30, 2018:
	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	December 29, 2019	December 30, 2018		December 29, 2019	December 30, 2018
Debt	$121	218	Interest (income) expense	—	—
Cross Currency interest rate swaps	$488	150	Interest (income) expense	—	—

The Company holds equity investments with readily determinable fair values and equity investments without readily determinable fair values. The Company measures equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The following table is a summary of the activity related to equity investments for the fiscal years ended December 29, 2019 and December 30, 2018:

	December 30, 2018			December 29, 2019
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$511	533	104	1,148	1,148

Equity Investments without readily determinable value	$681	(38)	69	712	712

	December 31, 2017			December 30, 2018
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$751	(247)	7	511	511

Equity Investments without readily determinable value	$510	13	158	681	681

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For the fiscal years ended December 29, 2019 and December 30, 2018 for equity investments without readily determinable market values, $57 million and $54 million respectively, of the changes in fair value reflected in net income were the result of impairments. There were $19 million and $67 million respectively, of changes in fair value reflected in net income due to changes in observable prices.

Fair value is the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement determined using assumptions that market participants would use in pricing an asset or liability. In accordance with ASC 820, a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended December 29, 2019 and December 30, 2018 were as follows:

	2019				2018
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total (1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	209	—	209	501
Interest rate contracts (2)(4)	—	693	—	693	161
Total	—	902	—	902	662
Liabilities:
Forward foreign exchange contracts	—	426	—	426	548
Interest rate contracts (3)(4)	—	193	—	193	292
Total	—	619	—	619	840
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	23	—	23	32
Liabilities:
Forward foreign exchange contracts	—	33	—	33	32
Available For Sale Other Investments:
Equity investments(5)	1,148	—	—	1,148	511
Debt securities(6)	$—	4,368	—	4,368	9,734
Other Liabilities
Contingent Consideration(7)			1,715	1,715	397

Gross to Net Derivative Reconciliation	2019	2018
(Dollars in Millions)
Total Gross Assets	$925	694
Credit Support Agreement (CSA)	(841)	(423)
Total Net Asset	84	271

Total Gross Liabilities	652	872
Credit Support Agreement (CSA)	(586)	(605)
Total Net Liabilities	$66	267

Summarized information about changes in liabilities for contingent consideration is as follows:

	2019	2018	2017
(Dollars in Millions)
Beginning Balance	397	600	378
Changes in estimated fair value (8)	151	(156)	87
Additions	1,246	125	160
Payments	(79)	(172)	(25)
Ending Balance	1,715	397	600

(1)
2018 assets and liabilities are all classified as Level 2 with the exception of equity investments of $511 million, which are classified as Level 1 and contingent consideration of $397 million, classified as Level 3.

(2)	Includes $1 million and $6 million of non-current assets for the fiscal years ending December 29, 2019 and December 30, 2018, respectively.

(3)	Includes $3 million of non-current liabilities for the fiscal years ending December 30, 2018.

(4)	Includes cross currency interest rate swaps and interest rate swaps.

(5)	Classified as non-current other assets.

(6)	Classified as cash equivalents and current marketable securities.

(7)
Includes $1,631 million (primarily related to Auris Health), $397 million and $600 million, classified as non-current other liabilities as of December 29, 2019, December 30, 2018 and December 31, 2017 respectively. Includes $84 million classified as current liabilities as of December 29, 2019.

(8)	Amounts are recorded primarily in Research and Development expense.

See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7.	Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2019		Effective Rate %	2018		Effective Rate %
4.75% Notes due 2019 (1B Euro 1.1096)(2)/(1B Euro 1.14)(3)	$—		—	1,139	(2)	5.83
1.875% Notes due 2019	—		—	494		1.93
0.89% Notes due 2019	—		—	300		1.32
1.125% Notes due 2019	—		—	699		1.13
3% Zero Coupon Convertible Subordinated Debentures due 2020	51		3.00	51		3.00
2.95% Debentures due 2020	549		3.15	548		3.15
1.950% Notes due 2020	500		1.99	499		1.99
3.55% Notes due 2021	449		3.67	449		3.67
2.45% Notes due 2021	349		2.48	349		2.48
1.65% Notes due 2021	999		1.65	998		1.65
0.250% Notes due 2022 (1B Euro 1.1096)(2)/(1B Euro 1.14)(3)	1,108	(2)	0.26	1,137	(3)	0.26
2.25% Notes due 2022	998		2.31	996		2.31
6.73% Debentures due 2023	250		6.73	250		6.73
3.375% Notes due 2023	804		3.17	805		3.17
2.05% Notes due 2023	498		2.09	498		2.09
0.650% Notes due 2024 (750MM Euro 1.1096)(2)/(750MM Euro 1.14)(3)	829	(2)	0.68	851	(3)	0.68
5.50% Notes due 2024 (500MM GBP 1.2987)(2)/(500MM GBP 1.2636)(3)	645	(2)	6.75	627	(3)	6.75
2.625% Notes due 2025	748		2.63	748		2.63
2.45% Notes due 2026	1,993		2.47	1,992		2.47
2.95% Notes due 2027	996		2.96	996		2.96
1.150% Notes due 2028 (750MM Euro 1.1096)(2)/(750MM Euro 1.14)(3)	825	(2)	1.21	847	(3)	1.21
2.900% Notes due 2028	1,494		2.91	1,493		2.91
6.95% Notes due 2029	297		7.14	297		7.14
4.95% Debentures due 2033	498		4.95	498		4.95
4.375% Notes due 2033	855		4.24	856		4.24
1.650% Notes due 2035 (1.5B Euro 1.1096)(2)/(1.5B Euro 1.14)(3)	1,649	(2)	1.68	1,693	(3)	1.68
3.55% Notes due 2036	989		3.59	988		3.59
5.95% Notes due 2037	992		5.99	991		5.99
3.625% Notes due 2037	1,487		3.64	1,486		3.64
5.85% Debentures due 2038	696		5.85	696		5.85
3.400% Notes due 2038	991		3.42	990		3.42
4.50% Debentures due 2040	539		4.63	538		4.63
4.85% Notes due 2041	297		4.89	297		4.89
4.50% Notes due 2043	495		4.52	495		4.52
3.70% Notes due 2046	1,973		3.74	1,972		3.74
3.75% Notes due 2047	991		3.76	991		3.76
3.500% Notes due 2048	742		3.52	742		3.52
Other	18		—	24		—

Subtotal	27,594	(4)	3.19%	(1)	30,320	(4)	3.19	(1)
Less current portion	1,100				2,636
Total long-term debt	$26,494				27,684

(1)	Weighted average effective rate.

(2)	Translation rate at December 29, 2019.

(3)	Translation rate at December 30, 2018.

(4)	The excess of the fair value over the carrying value of debt was $3.0 billion in 2019 and $0.3 billion in 2018.

Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2019, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 10, 2020. Interest charged on borrowings under the credit line agreements is based on either bids provided by banks, the prime rate, London Interbank Offered Rates (LIBOR) or other applicable market rate as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreements are not material.
Throughout 2019, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $1.2 billion at the end of 2019, of which $1.1 billion is the current portion of the long-term debt, and the remainder principally represents local borrowing by international subsidiaries.
Throughout 2018, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $2.8 billion at the end of 2018, of which $2.6 billion is the current portion of the long term debt, and the remainder principally represents local borrowing by international subsidiaries.

Aggregate maturities of long-term debt obligations commencing in 2020 are:

(Dollars in Millions)
2020	2021	2022	2023	2024	After 2024
$1,100	1,797	2,106	1,552	1,474	19,565

8.	Income Taxes
The provision for taxes on income consists of:

(Dollars in Millions)	2019	2018		2017
Currently payable:
U.S. taxes	$1,941	1,284		12,095
International taxes	2,744	2,434		1,872
Total currently payable	4,685	3,718		13,967
Deferred:
U.S. taxes	(814)	1,210	(1)	(1,956)
International taxes	(1,662)	(2,226)		4,362
Total deferred	(2,476)	(1,016)		2,406
Provision for taxes on income	$2,209	2,702		16,373

(1) Includes $1.4 billion of deferred tax expense for the adoption of the deferred method to account for GILTI.

A comparison of income tax expense at the U.S. statutory rate of 21% in 2019 and 2018 and 35% in 2017, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2019		2018		2017
U.S.	$3,543		5,575		4,865
International	13,785		12,424		12,808
Earnings before taxes on income:	$17,328		17,999		17,673
Tax rates:
U.S. statutory rate	21.0%		21.0		35.0
International operations (1)	(5.9)		(3.7)		(12.8)
U.S. taxes on international income (2)	1.8		1.4		0.7
Tax benefits on share-based compensation	(0.5)		(1.5)		(2.1)
All other	0.2		(0.3)		(1.5)
TCJA and related impacts	(3.9)	(3)	(1.9)	(3)	73.3	(4)
Effective Rate	12.7%		15.0		92.6

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
(3) Represents impact of adjustments to balances originally recorded as part of the 2017 TCJA provisional tax charge. Further information provided below.
(4) Includes U.S. state and local taxes provisionally recorded as part TCJA provisional charge which was approximately 0.6% of the total effective tax rate.

The 2019 tax rate decreased by 2.3% compared to the fiscal year 2018 tax rate. In addition to the impact of Swiss tax reform discussed in more detail below, the primary drivers of the net decrease were as follows:

•
The Company reorganized the ownership structure of certain wholly-owned international subsidiaries in the fiscal fourth quarter of 2019, which resulted in a reduction of certain withholding and local taxes that it had previously recognized as part of the provisional Tax Cuts and Jobs Act (TCJA) tax charge in the fiscal year 2017 and finalized in the fiscal year 2018. Following the completion of this restructuring and approval by the applicable local authorities, the Company reversed a deferred tax liability of $0.6 billion and a related deferred tax asset of $0.2 billion for U.S. foreign tax credits, for a net deferred tax benefit of $0.4 billion decreasing the annual effective tax rate by 2.2%. This benefit has been reflected as “TCJA and related impacts” on the Company’s effective tax rate reconciliation.

•
The impact of the agreement in principle to settle opioid litigation for $4 billion (see Note 21 to the Consolidated Financial Statements) which reduced the U.S. earnings before taxes at an effective tax rate of 23.5% and decreased the Company’s annual effective tax rate by approximately 2.1%.

•
In December of fiscal year 2019, the U.S. Treasury issued final foreign tax credit regulations, which resulted in the Company revising the amount of foreign tax credits that were initially recorded in the fiscal year 2017 as part of the provisional TCJA tax charge. As a result, the Company recorded an increased deferred tax asset related to these foreign tax credits of approximately $0.3 billion or 1.7% to the annual effective tax rate. This benefit has been reflected as “TCJA and related impacts” on the Company’s effective tax rate reconciliation.

•
The Company reassessed its uncertain tax positions related to the current IRS audit and increased its unrecognized tax benefit by $0.3 billion liability which increased the annual effective tax rate by approximately 1.5% (see section on Unrecognized Tax Benefits for additional information). As these positions were related to uncertain tax regarding international transfer pricing, this expense has been classified as “International Operations” on the Company’s effective tax rate reconciliation. Subsequent to December 29, 2019, the Company received and agreed to Notices of Proposed Adjustments (NOPAs) from the IRS. The Company believes it is adequately reserved for potential exposures.

•
There were several one-time tax impacts that resulted in a cumulative net tax benefit to the 2018 annual effective tax rate of 1.2%. These items included the LifeScan divestiture, the adjustment to the 2017 provisional TCJA tax charge and the acceleration of certain tax deductions as part of the 2017 tax return.

•	More income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2018.

On September 28, 2018 the Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (TRAF). On May 19, 2019 a public referendum was held in Switzerland that approved the federal reform proposals. In the fiscal third quarter of 2019, the Swiss Federal Council enacted TRAF which became effective on January 1, 2020. The Federal transitional provisions of TRAF allow companies, under certain conditions, to adjust their tax basis adjustments to fair value (i.e., “step-up”) which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The subsequent adjustment to the Company’s asset tax basis will require review and approval by the tax authorities.
TRAF also provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for companies. The new cantonal tax parameters include favorable tax benefits for patents and additional research and development tax deductions. The cantonal transitional provisions of TRAF are also expected to allow companies to elect either 1) tax basis step-up similar to the Federal transition benefit or 2) alternative statutory tax rate for a period not to exceed 5 years. The Company currently has operations located in various Swiss cantons and enactment may not be uniform in both the substantive nature of the legislation and the timing of enactment.
The Company recorded a net tax expense of $0.1 billion which increased the effective tax rate for the fiscal year 2019 by approximately 0.6%. This net tax expense related to federal and certain cantonal enactments in the fiscal year 2019 consisting of the following provisions:

•
approximately $0.6 billion tax expense relating to the remeasurement of Swiss deferred tax assets and liabilities for the change in the Federal and cantonal tax rates, where enactment occurred by December 29, 2019; this expense has been reflected as “International Operations” on the Company’s effective tax rate reconciliation.

•
a $0.9 billion deferred tax asset related to the estimated value of a Federal tax basis step-up of the Company’s Swiss subsidiaries’ assets; this benefit has been reflected as “International Operations” on the Company’s effective tax rate reconciliation.

•
approximately $450 million of U.S. deferred tax expense relating to the GILTI deferred tax liability resulting from the remeasurement of the Swiss deferred tax assets and liabilities and the new deferred tax asset for the Federal step-up. this benefit has been reflected as “U.S. tax on international income” on the Company’s effective tax rate reconciliation.

In the fiscal fourth quarter of 2019, the Swiss Federal Tax Administration issued authoritative guidance that required the Company to decrease the estimated value of the Federal tax basis step-up by approximately $0.3 billion from the determination made in the fiscal third quarter of 2019. Further authoritative guidance from the relevant Swiss tax authorities may be issued in the future and additional revisions may be required in the fiscal period that they are issued.
The Company is currently assessing and applying for approval for the elective transition provisions in several cantons which includes discussions with local tax authorities on the application of the new law. The Company has recorded an estimated impact of the transitional provisions based on the best available information for cantons where enactment has occurred but the Company has not yet received a final tax ruling.
As of December 29, 2019, the one canton where the Company maintains significant operations has not yet enacted TRAF legislation and the amounts recorded in the fiscal year 2019 do not include estimates for unenacted legislation. On February 9, 2020 a public referendum on the legislative change was held in this canton and the legislation was approved by the voters; formal enactment is expected in the fiscal first half of 2020. The Company has not yet elected the transitional provision in this canton. However, the net financial benefit is estimated to be between $0.2 billion and $0.5 billion in the fiscal first half of 2020.
U.S. Tax Cuts and Jobs Act (TCJA) (2018 and 2017)
In the fiscal year 2017, the United States enacted into law new U.S. tax legislation, the TCJA. This law included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. This legislation also eliminated or reduced certain corporate income tax deductions as well as introduced new provisions that taxed certain foreign income not previously taxed by the United States. The TCJA also included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest. These payments began in 2018 and will continue through 2025. The remaining balance at the end of the fiscal year 2019 was approximately $8.2 billion, of which $7.7 billion is classified as noncurrent and reflected as “Long-term taxes payable” on the Company’s balance sheet. The balance of this account is related to receivables from tax authorities not expected to be received in the next 12 months.

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

In the fiscal year 2018, the Company completed its full assessment and finalized the accounting for the impact of the TCJA. The Company recorded net adjustments to the above components of the provisional charge of approximately $0.2 billion. These revisions were based on updated estimates and additional analysis by management as well as applying interpretative guidance issued by the U.S. Department of Treasury to the facts and circumstances that existed as of the TCJA enactment date. This charge was primarily related to additional deferred tax liabilities for foreign local and withholding taxes for the remaining balance of undistributed foreign earnings as of December 31, 2017 that were not provided for in the 2017 provisional charge.

The TCJA also includes provisions for a tax on GILTI. GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In the fiscal year 2018, the Company elected to treat GILTI as a period expense under the deferred method and recorded a deferred tax cost of approximately $1.4 billion in the fiscal year 2018 related to facts and circumstances that existed on the date of TCJA enactment. See Note 1 for further information regarding income taxes accounting policies.
During 2018, the Company reorganized the ownership structure of certain foreign subsidiaries which resulted in a reduction of certain foreign withholding taxes that it had recognized as part of the provisional TCJA tax charge in the fourth quarter of 2017. Following the completion of this restructuring and as a result of clarification by Swiss tax authorities regarding the applicability of withholding tax to repatriation of certain earnings, the Company reversed a deferred tax liability of $2.8 billion and a related deferred tax asset of $0.9 billion for U.S. foreign tax credits, for a net deferred tax benefit of $1.9 billion. This benefit has been reflected as “TCJA and related impacts” on the Company’s effective tax rate reconciliation.

The 2018 effective tax rate decreased by 77.6% compared to 2017. The 2017 effective tax rate was primarily driven by the approximately $13 billion provisional tax charge recorded in the fourth quarter of 2017 and the impact of a Belgian statutory tax rate change which increased the 2017 effective rate by 3.4%. Additional drivers of the 2018 annual effective tax were:

•
the reduction of the U.S. statutory corporate tax rate including the effects of tax elections which resulted in the acceleration of certain deductions into the 2017 tax return. The impact of these accelerated deductions decreased the annual effective tax rate by approximately 1.7%

•
the impact of the adjustments to the 2017 provisional TCJA charge, including both Staff Accounting Bulletin (SAB) 118 adjustments and the internal restructuring, decreased the effective tax rate by approximately 1.9%

•	GILTI tax which increased the annual effective tax rate by approximately 1.6%, which excludes the impact of the SAB 118 adjustment for the adoption of the deferred method for GILTI

•	tax benefits received from stock-based compensation during fiscal 2018 and 2017, reduced the effective tax rate by 1.5% and 2.0%, respectively

•
in the fourth quarter of 2018, the Company completed the divestiture of its LifeScan business (See Note 20 to the Consolidated Financial Statements), which increased the Company's annual effective tax rate by approximately 0.8%

•	more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to 2017

Temporary differences and carryforwards for 2019 and 2018 were as follows:

	2019 Deferred Tax		2018 Deferred Tax
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$2,393		2,398
Stock based compensation	546		639
Depreciation & amortization	1,122		1,784
Non-deductible intangibles		(5,752)		(5,967)
International R&D capitalized for tax	1,189		1,282
Reserves & liabilities	2,384		1,647
Income reported for tax purposes	1,605		1,104
Net operating loss carryforward international	838		786
Undistributed foreign earnings	765	(1,289)	693	(2,240)
Global intangible low-taxed income		(2,965)		(2,971)
Miscellaneous international	696	(81)	603	(93)
Miscellaneous U.S.	410		469
Total deferred income taxes	$11,948	(10,087)	11,405	(11,271)

The Company has wholly-owned international subsidiaries that have cumulative net losses. The Company believes that it is more likely than not that these subsidiaries will generate future taxable income sufficient to utilize these deferred tax assets.
The following table summarizes the activity related to unrecognized tax benefits:

(Dollars in Millions)	2019	2018	2017
Beginning of year	$3,326	3,151	3,041
Increases related to current year tax positions	249	242	332
Increases related to prior period tax positions	408	145	232
Decreases related to prior period tax positions	(105)	(137)	(416)	(1)
Settlements	(9)	(40)	(2)
Lapse of statute of limitations	(16)	(35)	(36)
End of year	$3,853	3,326	3,151
(1) In 2017, $347 million of this decrease is related to the TCJA.

The unrecognized tax benefits of $3.9 billion at December 29, 2019, if recognized, would affect the Company’s annual effective tax rate. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States, the Internal Revenue Service (IRS) has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010-2012. The Company currently expects completion of this audit and settlement of the related tax liabilities in the fiscal year 2020. As of the December 29, 2019, the Company has classified unrecognized tax benefits and related interest of approximately $0.9 billion as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet. This is the amount expected to be paid over the next 12 months with respect to the IRS audit. Subsequent to December 29, 2019, the Company made a payment for approximately $0.6 billion to the U.S. Treasury related to the estimated 2010-2012 tax audit liability in anticipation of the final settlement later in fiscal 2020. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability.
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
The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities, except as previously noted on amounts related to the current United States IRS audit. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $50 million, $53 million and $60 million in 2019, 2018 and 2017, respectively. The total amount of accrued interest was $559 million and $503 million in 2019 and 2018, respectively.

9.	Employee Related Obligations
At the end of 2019 and 2018, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2019	2018
Pension benefits	$5,538	5,327
Postretirement benefits	2,297	2,283
Postemployment benefits	3,004	2,330
Deferred compensation	338	410
Total employee obligations	11,177	10,350
Less current benefits payable	514	399
Employee related obligations — non-current	$10,663	9,951

Prepaid employee related obligations of $551 million and $475 million for 2019 and 2018, respectively, are included in Other assets on the Consolidated Balance Sheets.

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
In 2019 and 2018 the Company used December 31, 2019 and December 31, 2018, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2019, 2018 and 2017 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2019	2018	2017	2019	2018	2017
Service cost	$1,163	1,283	1,080	274	269	247
Interest cost	1,096	996	927	185	148	159
Expected return on plan assets	(2,322)	(2,212)	(2,041)	(6)	(7)	(6)
Amortization of prior service cost (credit)	4	3	2	(31)	(31)	(30)
Recognized actuarial losses	579	852	609	129	123	138
Curtailments and settlements	73	1	17	—	—	—
Net periodic benefit cost	$593	923	594	551	502	508

Amounts expected to be recognized in net periodic benefit cost in the coming year for the Company’s defined benefit retirement plans and other post-retirement plans:

(Dollars in Millions)
Amortization of net transition obligation	$—
Amortization of net actuarial losses	1,022
Amortization of prior service credit	29

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

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost
Service cost discount rate	3.63%	3.20	3.59	4.45	3.85	4.63
Interest cost discount rate	4.13%	3.60	3.98	4.25	3.62	3.94
Rate of increase in compensation levels	3.99%	3.98	4.01	4.29	4.29	4.31
Expected long-term rate of return on plan assets	8.31%	8.46	8.43

Benefit Obligation
Discount rate	2.91%	3.76	3.30	3.39	4.40	3.78
Rate of increase in compensation levels	4.01%	3.97	3.99	4.29	4.29	4.30

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities. The Company's methodology in determining service and interest cost uses duration specific spot rates along that yield curve to the plans' liability cash flows.
The expected rates of return on plan asset assumptions represent the Company's assessment of long-term returns on diversified investment portfolios globally. The assessment is determined using projections from external financial sources, long-term historical averages, actual returns by asset class and the various asset class allocations by market.

The following table displays the assumed health care cost trend rates, for all individuals:

Health Care Plans	2019	2018
Health care cost trend rate assumed for next year	5.87%	6.12%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.50%	4.55%
Year the rate reaches the ultimate trend rate	2040	2038

A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-	One-Percentage-
(Dollars in Millions)	Point Increase	Point Decrease
Health Care Plans
Total interest and service cost	$21	(17)
Post-retirement benefit obligation	$296	(246)

The following table sets forth information related to the benefit obligation and the fair value of plan assets at year-end 2019 and 2018 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2019	2018	2019	2018
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$31,670	33,221	4,480	4,582
Service cost	1,163	1,283	274	269
Interest cost	1,096	996	185	148
Plan participant contributions	63	66	—	—
Amendments	—	26	—	—
Actuarial (gains) losses	5,178	(2,326)	562	(119)
Divestitures & acquisitions	(278)	(29)	—	—
Curtailments, settlements & restructuring	(172)	(21)	—	—
Benefits paid from plan assets*	(1,555)	(1,018)	(431)	(383)
Effect of exchange rates	23	(528)	6	(17)
Projected benefit obligation — end of year	$37,188	31,670	5,076	4,480
Change in Plan Assets
Plan assets at fair value — beginning of year	$26,818	28,404	180	281
Actual return on plan assets	6,185	(1,269)	19	—
Company contributions	908	1,140	347	282
Plan participant contributions	63	66	—	—
Settlements	(16)	(13)	—	—
Divestitures & acquisitions	(274)	(17)	—	—
Benefits paid from plan assets*	(1,555)	(1,018)	(431)	(383)
Effect of exchange rates	72	(475)	—	—
Plan assets at fair value — end of year	$32,201	26,818	115	180
Funded status — end of year	$(4,987)	(4,852)	(4,961)	(4,300)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$551	475	—	—
Current liabilities	(113)	(98)	(397)	(281)
Non-current liabilities	(5,425)	(5,229)	(4,564)	(4,019)
Total recognized in the consolidated balance sheet — end of year	$(4,987)	(4,852)	(4,961)	(4,300)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$8,835	8,323	1,685	1,263
Prior service cost (credit)	(8)	2	(75)	(106)
Unrecognized net transition obligation	—	—	—	—
Total before tax effects	$8,827	8,325	1,610	1,157

Accumulated Benefit Obligations — end of year	$33,416	28,533

*In 2019, the Company offered a voluntary lump-sum payment option for certain eligible former employees who are vested participants of the U.S. Qualified Defined Benefit Pension Plan. The distribution of the lump-sums was completed by the end of fiscal 2019. The amount distributed in 2019 was approximately $514 million.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2019	2018	2019	2018
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost	$593	923	551	502
Net actuarial (gain) loss	1,084	1,153	550	(111)
Amortization of net actuarial loss	(579)	(852)	(129)	(123)
Prior service cost (credit)	—	26	—	—
Amortization of prior service (cost) credit	(4)	(3)	31	31
Effect of exchange rates	1	(114)	1	(3)
Total loss/(income) recognized in other comprehensive income, before tax	$502	210	453	(206)
Total recognized in net periodic benefit cost and other comprehensive income	$1,095	1,133	1,004	296

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
In 2019, the Company contributed $489 million and $419 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2019 and December 31, 2018, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018
Plan Assets	$21,398	17,725	—	—	10,803	9,093	—	—
Projected Benefit Obligation	22,034	18,609	2,544	2,176	12,132	10,467	478	418
Accumulated Benefit Obligation	19,831	16,851	2,115	1,793	11,040	9,510	430	379
Over (Under) Funded Status
Projected Benefit Obligation	$(636)	(884)	(2,544)	(2,176)	(1,329)	(1,374)	(478)	(418)
Accumulated Benefit Obligation	1,567	874	(2,115)	(1,793)	(237)	(417)	(430)	(379)

Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $4.3 billion, $5.2 billion and $0.9 billion, respectively, at the end of 2019, and $7.5 billion, $8.8 billion and $4.3 billion, respectively, at the end of 2018.

The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2020	2021	2022	2023	2024	2025-2029
Projected future benefit payments
Retirement plans	$1,126	1,172	1,234	1,323	1,359	7,945
Other benefit plans	$437	450	466	479	494	2,356

The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2020	2021	2022	2023	2024	2025-2029
Projected future contributions	$103	107	113	118	127	749

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
The Company’s retirement plan asset allocation at the end of 2019 and 2018 and target allocations for 2020 are as follows:

	Percent of Plan Assets		Target Allocation
	2019	2018	2020
Worldwide Retirement Plans
Equity securities	74%	71%	69%
Debt securities	26	29	31
Total plan assets	100%	100%	100%

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
The Net Asset Value (NAV) is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for the investments measured at fair value.

•
Short-term investment funds — Cash and quoted short-term instruments are valued at the closing price or the amount held on deposit by the custodian bank. Other investments are through investment vehicles valued using the NAV provided by the administrator of the fund. The NAV is a quoted price in a market that is not active and classified as Level 2.

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

•
Equity securities — Equity securities are valued at the closing price reported on the major market on which the individual securities are traded. Substantially all equity securities are classified within Level 1 of the valuation hierarchy.

•	Commingled funds — These investment vehicles are valued using the NAV provided by the fund administrator. Assets in the Level 2 category have a quoted market price.

65

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

•
Other assets — Other assets are represented primarily by limited partnerships. These investment vehicles are valued using the NAV provided by the fund administrator. Other assets that are exchange listed and actively traded are classified as Level 1, while inactively traded assets are classified as Level 2.

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2019 and December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(a)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Short-term investment funds	$119	122	405	529	—	—	—	—	524	651
Government and agency securities	—	—	4,140	3,595	—	—	—	—	4,140	3,595
Debt instruments	—	—	3,452	3,105	—	—	—	—	3,452	3,105
Equity securities	12,483	11,298	2	4	—	—	—	—	12,485	11,302
Commingled funds	—	—	3,338	2,304	181	133	7,580	5,201	11,099	7,638
Insurance contracts	—	—	—	—	19	193	—	—	19	193
Other assets	—	—	9	33	—	—	473	301	482	334
Investments at fair value	$12,602	11,420	11,346	9,570	200	326	8,053	5,502	32,201	26,818

(a) The activity for the Level 3 assets is not significant for all years presented.

The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $84 million and $72 million and U.S. short-term investment funds (Level 2) of $31 million and $108 million at December 31, 2019 and December 31, 2018, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $984 million (3.1% of total worldwide plan assets) at December 31, 2019 and $876 million (3.3% of total worldwide plan assets) at December 31, 2018.

11.	Savings Plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Total Company matching contributions to the plans were $235 million, $242 million and $214 million in 2019, 2018 and 2017, respectively.

12.	Capital and Treasury Stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at January 1, 2017	413,332	$28,352
Employee compensation and stock option plans	(25,508)	(3,156)
Repurchase of common stock	49,494	6,358
Balance at December 31, 2017	437,318	31,554
Employee compensation and stock option plans	(22,082)	(3,060)
Repurchase of common stock	42,283	5,868
Balance at December 30, 2018	457,519	34,362
Employee compensation and stock option plans	(20,053)	(2,691)
Repurchase of common stock	49,870	6,746
Balance at December 29, 2019	487,336	$38,417

Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of 2019, 2018 and 2017.

Cash dividends paid were $3.75 per share in 2019, compared with dividends of $3.54 per share in 2018, and $3.32 per share in 2017.
On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. This share repurchase program was completed as of September 29, 2019.
On October 13, 2015, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $10.0 billion of the Company's shares of common stock. This share repurchase program was completed as of July 2, 2017.

13.	Accumulated Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/(Loss) On Securities		Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
January 1, 2017	$(9,047)	411		(5,980)	(285)	(14,901)
Net 2017 changes	1,696	(179)		(170)	355	1,702
December 31, 2017	(7,351)	232		(6,150)	70	(13,199)
Cumulative adjustment to retained earnings	—	(232)	(1)			(232)
Net 2018 changes	(1,518)	—		(8)	(265)	(1,791)
December 30, 2018	(8,869)	—		(6,158)	(195)	(15,222)
Net 2019 changes	164	—		(733)	(100)	(669)
December 29, 2019	$(8,705)	—		(6,891)	(295)	(15,891)

(1) Per the adoption of ASU 2016-01- Financial Instruments

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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies, (Argentina and Venezuela). The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during 2019, 2018 and 2017 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $267 million, $265 million and $216 million in 2019, 2018 and 2017, respectively.

15.	Earnings Per Share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017:

(In Millions Except Per Share Amounts)	2019	2018	2017
Basic net earnings per share	$5.72	5.70	0.48
Average shares outstanding — basic	2,645.1	2,681.5	2,692.0
Potential shares exercisable under stock option plans	136.3	139.0	139.7
Less: shares repurchased under treasury stock method	(97.8)	(92.5)	(87.3)
Convertible debt shares	0.7	0.7	0.9
Adjusted average shares outstanding — diluted	2,684.3	2,728.7	2,745.3
Diluted net earnings per share	$5.63	5.61	0.47

The diluted net earnings per share calculation included the dilutive effect of convertible debt that is offset by the related reduction in interest expense of $1 million after-tax for 2019, 2018 and 2017.
The diluted net earnings per share calculation for 2019 excluded an insignificant number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock. The diluted net earnings per share calculation for 2018 and 2017 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock.

16.	Lease Commitments
The Company primarily has operating leases for space, vehicles, manufacturing equipment and data processing equipment. Leases have remaining lease terms ranging from 1 year to 55 years, some of which could include options to extend the leases when they are reasonably certain.

The operating lease costs were approximately $307 million, $332 million and $372 million in 2019, 2018 and 2017, respectively. Cash paid for amounts included in the measurement of lease liabilities in 2019 were $308 million. Commitments under finance leases are not significant. Other supplemental information related to these leases are as follows:

The Weighted Average Remaining Lease Term and discount rate:
Operating leases                        5.8 years
Weighted Average Discount Rate                3%

Maturity of Lease Liabilities related to Operating Lease
The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 29, 2019 are:

(Dollars in Millions)	Operating Leases
2020	$215
2021	254
2022	197
2023	141
2024	86
After 2024	201
Total lease payments	1,094
Less: Interest	109
Present Value of lease liabilities	$985

Supplemental information for comparative periods:
As of December 30, 2018, prior to the adoption of ASU 2016-02, the approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were:
(Dollars in Millions)

2019	2020	2021	2022	2023	After 2023	Total
$223	188	154	116	76	139	896

Supplemental balance sheet information related to leases as of December 29, 2019 were as follows:

(Dollars in Millions)
Non-current operating lease right-of-use assets	$957
Current operating lease liabilities	269
Non-current Operating lease liabilities	716
Total operating lease liabilities	$985

17.	Common Stock, Stock Option Plans and Stock Compensation Agreements
At December 29, 2019, the Company had 2 stock-based compensation plans. The shares outstanding are for contracts under the Company's 2005 Long-Term Incentive Plan and the 2012 Long-Term Incentive Plan. The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan. Under the 2012 Long-Term Incentive Plan, the Company may issue up to 650 million shares of common stock, plus any shares canceled, expired, forfeited, or not issued from the 2005 Long-Term Incentive Plan subsequent to April 26, 2012. Shares available for future grants under the 2012 Long-Term Incentive Plan were 315 million at the end of 2019.
The compensation cost that has been charged against income for these plans was $977 million, $978 million and $962 million for 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $227 million, $192 million and $275 million for 2019, 2018 and 2017, respectively. The total unrecognized compensation cost was $823 million, $827 million and $798 million for 2019, 2018 and 2017, respectively. The weighted average period for this cost to be recognized was 1.71 years, 1.73 years and 1.76 years for 2019, 2018, and 2017, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2019, 2018 and 2017 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The average fair value of options granted was $17.80, $17.98 and $13.38, in 2019, 2018 and 2017, respectively. The fair value was estimated based on the weighted average assumptions of:

	2019	2018	2017
Risk-free rate	2.56%	2.77%	2.25%
Expected volatility	16.27%	15.77%	15.30%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	2.80%	2.70%	2.90%

A summary of option activity under the Plan as of December 29, 2019, December 30, 2018 and December 31, 2017, and changes during the years ending on those dates is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at January 1, 2017	113,455	$83.16	$3,636
Options granted	19,287	115.67
Options exercised	(18,975)	70.87
Options canceled/forfeited	(2,461)	101.40
Shares at December 31, 2017	111,306	90.48	5,480
Options granted	17,115	129.51
Options exercised	(16,228)	75.44
Options canceled/forfeited	(2,541)	112.90
Shares at December 30, 2018	109,652	98.29	3,214
Options granted	19,745	131.94
Options exercised	(14,785)	82.43
Options canceled/forfeited	(2,975)	125.11
Shares at December 29, 2019	111,637	$105.63	$4,478

The total intrinsic value of options exercised was $807 million, $1,028 million and $1,060 million in 2019, 2018 and 2017, respectively.

The following table summarizes stock options outstanding and exercisable at December 29, 2019:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Average Exercise Price	Options	Average Exercise Price
$58.65-$66.07	7,752	1.3	$63.71	7,752	$63.71
$72.54-$90.44	23,837	3.6	$82.08	23,837	$82.08
$100.06-$101.87	29,586	5.6	$101.07	29,083	$101.05
$115.67-$129.51	31,810	7.6	$122.32	84	$120.76
$131.94-$141.06	18,652	9.1	$131.94	5	$131.94
	111,637	6.0	$105.63	60,761	$88.88

(1) Average contractual life remaining in years.
Stock options outstanding at December 30, 2018 and December 31, 2017 were 109,652 and an average life of 6.2 years and 111,306 and an average life of 6.3 years, respectively. Stock options exercisable at December 30, 2018 and December 31, 2017 were 54,862 at an average price of $82.03 and 52,421 at an average price of $73.61, respectively.
Restricted Share Units and Performance Share Units
The Company grants restricted share units which vest over service periods that range from 6 months to 3 years. The Company also grants performance share units, which are paid in shares of Johnson & Johnson Common Stock after the end of a three-year performance period. Whether any performance share units vest, and the amount that does vest, is tied to the completion of service periods that range from 6 months to 3 years and the achievement, over a three-year period, of three equally-weighted goals that directly align with or help drive long-term total shareholder return: operational sales, adjusted operational earnings per share, and relative total shareholder return. The number of shares actually earned at the end of the three-year period will vary, based only on actual performance, from 0% to 200% of the target number of performance share units granted. In the fourth quarter of 2017, the Company modified the restricted share units that were scheduled to vest between January 1, 2018 and March 15, 2018. This modification guaranteed a minimum aggregate value, below the market value of the total expected payout amount, for all awards expected to vest during this period. The amount that was committed was not material to the Company’s overall financial position.

A summary of the restricted share units and performance share units activity under the Plans as of December 29, 2019 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at December 30, 2018	18,460	2,494
Granted	5,769	932
Issued	(6,261)	(996)
Canceled/forfeited/adjusted	(1,199)	(256)
Shares at December 29, 2019	16,769	2,174

The average fair value of the restricted share units granted was $121.31, $119.67 and $107.69 in 2019, 2018 and 2017, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $585.9 million, $613.7 million and $596.5 million in 2019, 2018 and 2017, respectively.
The weighted average fair value of the performance share units granted was $124.67, $120.64 and $114.13 in 2019, 2018 and 2017, calculated using the weighted average fair market value for each of the three component goals at the date of grant.
The fair values for the sales and earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $119.1 million, $128.8 million and $132.5 million in 2019, 2018 and 2017, respectively.

18.	Segments of Business and Geographic Areas

	Sales to Customers			% Change
(Dollars in Millions)	2019	2018	2017	’19 vs. ’18	’18 vs. ’17

CONSUMER
Baby Care
U.S.	$362	422	449	(14.2)%	(6.0)
International	1,313	1,436	1,467	(8.6)	(2.1)
Worldwide	1,675	1,858	1,916	(9.9)	(3.0)
Beauty
U.S.	2,392	2,403	2,335	(0.4)	2.9
International	2,201	1,979	1,865	11.2	6.1
Worldwide	4,593	4,382	4,200	4.8	4.3
Oral Care
U.S.	621	637	616	(2.5)	3.4
International	906	918	915	(1.2)	0.3
Worldwide	1,528	1,555	1,531	(1.7)	1.6
OTC
U.S.	2,010	1,850	1,716	8.6	7.8
International	2,434	2,484	2,410	(2.0)	3.1
Worldwide	4,444	4,334	4,126	2.5	5.0
Women's Health
U.S.	12	13	12	(5.5)	8.3
International	974	1,036	1,038	(6.0)	(0.2)
Worldwide	986	1,049	1,050	(6.0)	(0.1)
Wound Care/Other
U.S.	441	436	437	1.2	(0.2)
International	230	239	342	(3.9)	(30.1)
Worldwide	671	675	779	(0.6)	(13.4)
TOTAL CONSUMER
U.S.	5,839	5,761	5,565	1.4	3.5
International	8,059	8,092	8,037	(0.4)	0.7
Worldwide	13,898	13,853	13,602	0.3	1.8

PHARMACEUTICAL
Immunology
U.S.	9,641	9,073	8,871	6.3	2.3
International	4,309	4,047	3,373	6.5	20.0
Worldwide	13,950	13,120	12,244	6.3	7.2
REMICADE®
U.S.	3,079	3,664	4,525	(16.0)	(19.0)
U.S. Exports	294	436	563	(32.7)	(22.6)
International	1,007	1,226	1,227	(17.8)	(0.1)
Worldwide	4,380	5,326	6,315	(17.8)	(15.7)
SIMPONI / SIMPONI ARIA®
U.S.	1,159	1,051	954	10.2	10.2
International	1,029	1,033	879	(0.4)	17.5
Worldwide	2,188	2,084	1,833	5.0	13.7
STELARA®
U.S.	4,346	3,469	2,767	25.3	25.4
International	2,015	1,687	1,244	19.4	35.6
Worldwide	6,361	5,156	4,011	23.4	28.5
TREMFYA®
U.S.	764	453	62	68.5	*
International	248	91	1	*	*
Worldwide	1,012	544	63	85.9	*
OTHER IMMUNOLOGY
U.S.	—	—	—	—	—
International	10	10	22	4.5	(54.5)
Worldwide	10	10	22	4.5	(54.5)

Infectious Diseases
U.S.	1,597	1,378	1,358	15.9	1.5
International	1,815	1,926	1,796	(5.7)	7.2
Worldwide	3,413	3,304	3,154	3.3	4.8
EDURANT® / rilpivirine
U.S.	50	58	58	(13.7)	0.0
International	812	758	656	7.1	15.5
Worldwide	861	816	714	5.6	14.3
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	1,422	1,169	1,109	21.6	5.4
International	689	786	712	(12.3)	10.4
Worldwide	2,110	1,955	1,821	8.0	7.4
OTHER INFECTIOUS DISEASES
U.S.	126	151	191	(16.5)	(20.9)
International	315	382	428	(17.6)	(10.7)
Worldwide	441	533	619	(17.3)	(13.9)

Neuroscience
U.S.	2,919	2,574	2,630	13.4	(2.1)
International	3,409	3,503	3,356	(2.7)	4.4
Worldwide	6,328	6,077	5,986	4.1	1.5
CONCERTA® / Methylphenidate
U.S.	233	229	384	1.7	(40.4)
International	463	434	407	6.6	6.6
Worldwide	696	663	791	4.9	(16.2)
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	2,107	1,791	1,590	17.6	12.6
International	1,224	1,137	979	7.7	16.1
Worldwide	3,330	2,928	2,569	13.7	14.0
RISPERDAL CONSTA®
U.S.	314	315	360	(0.3)	(12.5)
International	374	422	445	(11.4)	(5.2)
Worldwide	688	737	805	(6.7)	(8.4)
OTHER NEUROSCIENCE
U.S.	266	239	296	11.4	(19.3)
International	1,349	1,510	1,525	(10.7)	(1.0)
Worldwide	1,614	1,749	1,821	(7.7)	(4.0)

Oncology
U.S.	4,299	4,331	3,098	(0.7)	39.8
International	6,393	5,513	4,160	16.0	32.5
Worldwide	10,692	9,844	7,258	8.6	35.6
DARZALEX®
U.S.	1,567	1,203	884	30.3	36.1
International	1,430	822	358	73.9	*
Worldwide	2,998	2,025	1,242	48.0	63.0
IMBRUVICA®
U.S.	1,555	1,129	841	37.7	34.2
International	1,856	1,486	1,052	24.9	41.3
Worldwide	3,411	2,615	1,893	30.4	38.1
VELCADE®
U.S.	—	—	—	—	—
International	751	1,116	1,114	(32.7)	0.2
Worldwide	751	1,116	1,114	(32.7)	0.2
ZYTIGA® /abiraterone acetate
U.S.	810	1,771	1,228	(54.3)	44.2
International	1,985	1,727	1,277	15.0	35.2
Worldwide	2,795	3,498	2,505	(20.1)	39.6
OTHER ONCOLOGY
U.S.	367	228	145	61.0	57.2
International	371	362	359	2.4	0.8
Worldwide	739	590	504	25.0	17.1

Pulmonary Hypertension
U.S.	1,684	1,651	773	2.0	*
International	939	922	554	1.9	66.4
Worldwide	2,623	2,573	1,327	1.9	93.9
OPSUMIT®
U.S.	766	700	320	9.4	*
International	562	515	253	9.0	*
Worldwide	1,327	1,215	573	9.2	*
TRACLEER® / bosentan
U.S.	131	268	161	(51.1)	66.5
International	210	278	242	(24.3)	14.9
Worldwide	341	546	403	(37.5)	35.5
UPTRAVI®
U.S.	714	598	238	19.3	*
International	105	65	25	62.4	*
Worldwide	819	663	263	23.5	*
OTHER
U.S.	74	85	54	(13.7)	57.4
International	62	64	34	(3.7)	88.2
Worldwide	135	149	88	(9.4)	69.3
Cardiovascular / Metabolism / Other
U.S.	3,734	4,279	4,744	(12.7)	(9.8)
International	1,458	1,537	1,543	(5.2)	(0.4)
Worldwide	5,192	5,816	6,287	(10.7)	(7.5)
XARELTO®
U.S.	2,313	2,477	2,500	(6.6)	(0.9)
International	—	—	—	—	—
Worldwide	2,313	2,477	2,500	(6.6)	(0.9)
INVOKANA® / INVOKAMET®
U.S.	536	711	944	(24.6)	(24.7)
International	199	170	167	17.3	1.8
Worldwide	735	881	1,111	(16.5)	(20.7)
PROCRIT® / EPREX®
U.S.	505	674	675	(25.1)	(0.1)
International	285	314	297	(9.2)	5.7
Worldwide	790	988	972	(20.0)	1.6
OTHER
U.S.	380	417	625	(9.1)	(33.3)
International	974	1,053	1,079	(7.6)	(2.4)
Worldwide	1,353	1,470	1,704	(8.0)	(13.7)

TOTAL PHARMACEUTICAL
U.S.	23,874	23,286	21,474	2.5	8.4
International	18,324	17,448	14,782	5.0	18.0
Worldwide	42,198	40,734	36,256	3.6	12.4

MEDICAL DEVICES
Diabetes Care
U.S.	—	371	612	*	(39.4)
International	—	638	1,003	*	(36.4)
Worldwide	—	1,009	1,615	*	(37.5)
Diagnostics
U.S.	—	—	—	—	—
International	—	—	1	—	*
Worldwide	—	—	1	—	*
Interventional Solutions
U.S.	1,443	1,283	1,148	12.5	11.8
International	1,554	1,363	1,148	14.0	18.7
Worldwide	2,997	2,646	2,296	13.3	15.2
Orthopaedics
U.S.	5,319	5,281	5,404	0.7	(2.3)
International	3,520	3,604	3,654	(2.3)	(1.4)
Worldwide	8,839	8,885	9,058	(0.5)	(1.9)
HIPS
U.S.	863	841	827	2.6	1.7
International	575	577	567	(0.3)	1.8
Worldwide	1,438	1,418	1,394	1.4	1.7
KNEES
U.S.	889	911	948	(2.4)	(3.9)
International	591	591	575	0.0	2.8
Worldwide	1,480	1,502	1,523	(1.4)	(1.4)
TRAUMA
U.S.	1,652	1,599	1,576	3.3	1.5
International	1,068	1,100	1,040	(2.9)	5.8
Worldwide	2,720	2,699	2,616	0.8	3.2
SPINE & OTHER
U.S.	1,915	1,930	2,053	(0.8)	(6.0)
International	1,286	1,336	1,472	(3.8)	(9.2)
Worldwide	3,201	3,266	3,525	(2.0)	(7.3)
Surgery
U.S.	3,828	4,125	4,085	(7.2)	1.0
International	5,673	5,776	5,474	(1.8)	5.5
Worldwide	9,501	9,901	9,559	(4.0)	3.6
ADVANCED
U.S.	1,637	1,657	1,620	(1.2)	2.3
International	2,458	2,345	2,136	4.8	9.8
Worldwide	4,095	4,002	3,756	2.3	6.5
GENERAL
U.S.	1,762	1,751	1,728	0.6	1.3
International	2,718	2,806	2,735	(3.1)	2.6
Worldwide	4,480	4,557	4,463	(1.7)	2.1

SPECIALTY
U.S.	430	717	737	(40.1)	(2.7)
International	497	625	603	(20.5)	3.6
Worldwide	926	1,342	1,340	(31.0)	0.1
Vision
U.S.	1,794	1,777	1,575	0.9	12.8
International	2,830	2,776	2,488	2.0	11.6
Worldwide	4,624	4,553	4,063	1.6	12.1
CONTACT LENSES / OTHER
U.S.	1,304	1,237	1,122	5.4	10.2
International	2,088	2,065	1,914	1.1	7.9
Worldwide	3,392	3,302	3,036	2.7	8.8
SURGICAL
U.S.	490	540	453	(9.4)	19.2
International	742	711	574	4.4	23.9
Worldwide	1,232	1,251	1,027	(1.6)	21.8

TOTAL MEDICAL DEVICES
U.S.	12,384	12,837	12,824	(3.5)	0.1
International	13,579	14,157	13,768	(4.1)	2.8
Worldwide	25,963	26,994	26,592	(3.8)	1.5

WORLDWIDE
U.S.	42,097	41,884	39,863	0.5	5.1
International	39,962	39,697	36,587	0.7	8.5
Worldwide	$82,059	81,581	76,450	0.6%	6.7
*Percentage greater than 100% or not meaningful

	Income Before Tax			Identifiable Assets
(Dollars in Millions)	2019 (3)	2018 (4)	2017 (5)	2019	2018
Consumer	$2,061	2,320	2,524	$26,618	25,877
Pharmaceutical	8,816	12,568	11,083	56,292	56,636
Medical Devices	7,286	4,397	5,392	49,462	46,254
Total	18,163	19,285	18,999	132,372	128,767
Less: Expense not allocated to segments (1)	835	1,286	1,326
General corporate (2)				25,356	24,187
Worldwide total	$17,328	17,999	17,673	$157,728	152,954

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2019	2018	2017	2019	2018	2017
Consumer	$328	438	485	$765	688	674
Pharmaceutical	950	1,012	936	3,910	3,802	2,416
Medical Devices	1,912	1,843	1,566	2,014	2,103	2,216
Segments total	3,190	3,293	2,987	6,689	6,593	5,306
General corporate	308	377	292	320	336	336
Worldwide total	$3,498	3,670	3,279	$7,009	6,929	5,642

	Sales to Customers			Long-Lived Assets (6)
(Dollars in Millions)	2019	2018	2017	2019	2018
United States	$42,097	41,884	39,863	$41,528	37,117
Europe	18,466	18,753	17,126	48,015	51,433
Western Hemisphere excluding U.S.	5,941	6,113	6,041	2,862	2,752
Asia-Pacific, Africa	15,555	14,831	13,420	5,486	2,733
Segments total	82,059	81,581	76,450	97,891	94,035
General corporate				1,049	1,064
Other non long-lived assets				58,788	57,855
Worldwide total	$82,059	81,581	76,450	$157,728	152,954

See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In 2019, the Company utilized three wholesalers distributing products for all three segments that represented approximately 15.0%, 12.0% and 11.0% of the total consolidated revenues. In 2018, the Company had three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues. In 2017, the Company had two wholesalers distributing products for all three segments that represented approximately 14.0% and 10.0% of the total consolidated revenues.

(1)	Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

(2)	General corporate includes cash, cash equivalents and marketable securities.

(3)
The Consumer segment includes a gain of $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO, litigation expense of $0.4 billion and a restructuring charge of $0.1 billion. The Pharmaceutical segment includes litigation expense of $4.3 billion including $4.0 billion related to the agreement in principle to settle opioid litigation (see Note 21 to the Consolidated Financial Statements for additional information regarding the opioid litigation), an in-process research and development expense of $0.9 billion related to the Alios asset, a research and development expense of $0.3 billion for an upfront payment related to argenx, an unrealized gain on securities of $0.6 billion, Actelion acquisition related costs of $0.2 billion and a restructuring charge of $0.1 billion. The Medical Devices segment includes a gain of $2.0 billion from the divestiture of the ASP business, a restructuring related charge of $0.4 billion, litigation expense of $0.4 billion and Auris Health acquisition related costs of $0.1 billion.

(4)
The Consumer segment includes a gain of $0.3 billion from the divestiture of NIZORAL® and litigation expense of $0.3 billion. The Pharmaceutical segment includes an in-process research and development charge of $1.1 billion related to the Alios and XO1 assets and the corresponding XO1 contingent liability reversal of $0.2 billion, Actelion acquisition related costs of $0.2 billion, unrealized loss on securities of $0.2 billion and a gain of $0.2 billion from the divestiture of certain non-strategic Pharmaceutical products. The Medical Devices segment includes net litigation expense of $1.7 billion, a restructuring related charge of $0.6 billion, AMO acquisition related costs of $0.1 billion and a gain of $0.5 billion from the divestiture of the LifeScan business.

(5)
The Pharmaceutical segment includes $0.8 billion for Actelion acquisition and integration related costs, an in-process research and development expense of $0.4 billion and litigation expense of $0.1 billion. The Medical Devices segment includes litigation expense of $1.1 billion, a restructuring related charge of $0.8 billion, an asset impairment of $0.2 billion primarily related to the insulin pump business and $0.1 billion for AMO acquisition related costs. The Medical Devices segment includes a gain of $0.7 billion from the divestiture of Codman Neurosurgery. The Consumer segment includes a gain of $0.5 billion from the divestiture of COMPEED®.

(6)
Long-lived assets include property, plant and equipment, net for 2019, and 2018 of $17,658 and $17,035, respectively, and intangible assets and goodwill, net for 2019 and 2018 of $81,282 and $78,064, respectively.

19.	Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the years 2019 and 2018 are summarized below:

	2019				2018
(Dollars in Millions Except Per Share Data)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	First Quarter (5)	Second Quarter (6)	Third Quarter (7)	Fourth Quarter (8)
Segment sales to customers
Consumer	$3,318	3,544	3,469	3,567	3,398	3,504	3,415	3,536
Pharmaceutical	10,244	10,529	10,877	10,548	9,844	10,354	10,346	10,190
Medical Devices	6,459	6,489	6,383	6,632	6,767	6,972	6,587	6,668
Total sales	20,021	20,562	20,729	20,747	20,009	20,830	20,348	20,394
Gross profit	13,406	13,622	13,862	13,613	13,395	13,903	13,759	13,433
Earnings before provision for taxes on income	4,422	7,041	1,647	4,218	5,481	4,973	4,423	3,122
Net earnings	3,749	5,607	1,753	4,010	4,367	3,954	3,934	3,042
Basic net earnings per share	$1.41	2.11	0.67	1.52	1.63	1.47	1.47	1.14
Diluted net earnings per share	$1.39	2.08	0.66	1.50	1.60	1.45	1.44	1.12

(1)
The first quarter of 2019 includes a gain of $0.3 billion after-tax ($0.3 billion before-tax) related to the Company's previously held equity investment in DR. CI:LABO, an in-process research and development expense of $703 million after-tax ($890 million before-tax) related to the Alios asset, a litigation expense of $342 million after-tax ($423 million before-tax), an unrealized gain on securities of $125 million after-tax ($158 million before-tax), a restructuring related charge of $75 million after-tax ($90 million before-tax), and acquisition related costs of $60 million after-tax ($67 million before-tax).

(2)
The second quarter of 2019 includes a gain of $1.5 billion after-tax ($2.0 billion before-tax) from the divestiture of the ASP business, a litigation expense of $342 million after-tax ($409 million before-tax), an unrealized gain on securities of $117 million after-tax ($148 million before-tax), a restructuring related charge of $116 million after-tax ($142 million before-tax) and acquisition related costs of $50 million after-tax ($55 million before-tax).

(3)
The third quarter of 2019 includes a litigation expense of $3,080 million after-tax ($4,000 million before-tax) related to the agreement in principle to settle opioid litigation, a restructuring related charge of $106 million after-tax ($128 million before-tax), acquisition related costs of $88 million after-tax ($107 million before-tax), a $391 million benefit after-tax from the impact of tax legislation, and an unrealized loss on securities of $71 million after-tax ($89 million before-tax).

(4)
The fourth quarter of 2019 includes a litigation expense of $251 million after-tax ($264 million before-tax), an unrealized gain on securities of $277 million after-tax ($350 million before-tax), a restructuring related charge of $214 million after-tax ($251 million before-tax), a $184 million benefit after-tax from the impact of tax legislation, and acquisition related costs of $82 million after-tax ($90 million before-tax).

(5)
The first quarter of 2018 includes an Actelion acquisition related cost of $92 million after-tax ($96 million before-tax) and a restructuring related charge of $81 million after-tax ($107 million before-tax).

(6)	The second quarter of 2018 includes a litigation expense of $609 million after-tax ($703 million before-tax) and a restructuring related charge of $152 million after-tax ($176 million before-tax).

(7)
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

(8)
The fourth quarter of 2018 includes a litigation expense of $1,113 million after-tax ($1,288 million before-tax), a restructuring related charge of $190 million after-tax ($227 million before-tax) and a $137 million benefit after-tax from the impact of tax legislation.

20.	Acquisitions and Divestitures
Certain businesses were acquired for $5.8 billion in cash and $1.4 billion of liabilities assumed during 2019. These acquisitions were accounted for using the acquisition method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
The 2019 acquisitions primarily included: DR. CI:LABO, a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products; Auris Health, Inc. a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures and Taris Biomedical LLC a company specializing in the development of a novel drug delivery technology for the treatment of bladder diseases including cancer. The Company also acquired the assets of JointPoint, Inc., a privately held company, with navigation software to improve surgical outcomes in hip replacement.
The excess of purchase price over the estimated fair value of tangible assets acquired amounted to $6.8 billion and has been assigned to identifiable intangible assets, with any residual recorded to goodwill.
On January 17, 2019, the Company acquired DR. CI:LABO, a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products for a total purchase price of approximately ¥230 billion, which equates to approximately $2.1 billion, using the exchange rate of 109.06 Japanese Yen to each U.S. Dollar on January 16, 2019. The acquisition was completed through a series of transactions that included an all-cash tender offer to acquire the publicly held shares not already held by the Company for ¥5,900 per share. The Company previously held a 20% ownership in DR. CI:LABO. As of June 2019, the Company became the legal owner of DR. CI:LABO with the completion of the tender offer procedure in Japan. The acquired company was then delisted from the Tokyo Stock Exchange. Additionally, in the fiscal first quarter of 2019, the Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO.
The Company treated this transaction as a business combination and included it in the Consumer segment. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. At December 29, 2019, the fair value of the acquisition was allocated primarily to amortizable intangible assets for $1.5 billion, goodwill for $1.2 billion and liabilities of $0.4 billion subject to any subsequent valuation adjustments within the measurement period. The adjustments made since the date of acquisition were $0.1 billion to intangible assets, accrued liabilities, deferred taxes on income and property, plant and equipment with the offset to goodwill. The amortizable intangible assets were comprised of brand/trademarks and customer relationships with a weighted average life of 15.3 years The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.
On April 1, 2019 the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health was a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company treated this transaction as a business combination and included it in the Medical Devices segment. The fair value of the acquisition was allocated primarily to amortizable and non-amortizable intangible assets, primarily IPR&D for $3.0 billion, goodwill for $2.0 billion, marketable securities of $0.2 billion and liabilities assumed of $1.8 billion, which includes the fair value of the contingent payments mentioned above, subject to any subsequent valuation adjustments within the measurement period. As of December 29, 2019 there were no valuation adjustments. The fair value of the contingent consideration was $1.1 billion. A probability of success factor ranging from 55% to 95% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied was approximately 10%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.
On December 20, 2019, the Company announced the agreement to acquire Verily's stake in Verb Surgical Inc. The transaction closed in the fiscal first quarter of 2020 and Verb Surgical Inc. is now a subsidiary of Johnson & Johnson.
On December 30, 2019, subsequent to the fiscal year end, the Company completed the acquisition of all rights to the investigational compound bermekimab, which has multiple dermatological indications, along with certain employees from XBiotech Inc., for a purchase price of $0.8 billion. XBiotech may be eligible to receive additional payments upon the receipt of certain commercialization authorizations. The transaction will be accounted for as a business combination and included in the Pharmaceutical segment.
During 2018 certain businesses were acquired for $0.9 billion in cash and $0.1 billion of liabilities assumed during 2018. These acquisitions were accounted for using the acquisition method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
The 2018 acquisitions primarily included: Zarbee’s, Inc., a privately held company that is a leader in naturally-based consumer healthcare products; BeneVir Biopharm, Inc. (BeneVir), a privately-held, biopharmaceutical company specializing in the development of oncolytic immunotherapies and Orthotaxy, a privately-held developer of software-enabled surgery technologies, including a differentiated robotic-assisted surgery solution. The Company also acquired the assets of Medical Enterprises Distribution LLC, a privately held healthcare technology firm focused on surgical procedure innovation.

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
During 2017, the Company completed the acquisition of Actelion Ltd through an all cash tender offer in Switzerland for $280 per share, amounting to $29.6 billion, net of cash acquired. As part of the transaction, immediately prior to the completion of the acquisition, Actelion spun out its drug discovery operations and early-stage clinical development assets into a newly created Swiss biopharmaceutical company, Idorsia Ltd. The shares of Idorsia are listed on the SIX Swiss Exchange (SIX). In 2017 the Company held 9.9% of the shares of Idorsia and had rights to an additional 22.1% of Idorsia equity through a convertible loan with a principal amount of approximately $0.5 billion. As a result of Idorsia raising additional capital in July 2018, the Company currently holds 9.0% of the shares of Idorsia and has rights to an additional 20.8% of Idorsia equity through a convertible loan with a carrying value and a principal amount of approximately $0.5 billion. The convertible loan may be converted into 38,715,114 Idorsia shares, subject to certain restrictions, as follows: (i) up to an aggregate shareholding of 16% of Idorsia shares as a result of certain shareholders holding more than 20% of the issued Idorsia shares, and (ii) up to the balance of the remaining amount within 20 business days of the maturity date of the convertible loan, which has a 10 year term, or if Idorsia undergoes a change of control transaction. At the maturity of the loan, if the remaining amount has not yet been converted, Idorsia may elect to settle the remaining amount in cash or in ordinary shares of Idorsia. The equity investment in Idorsia and the convertible loan are recorded in Other assets in the Company's consolidated Balance Sheet. The Company also exercised the option acquired on ACT-132577, a product within Idorsia being developed for resistant hypertension currently in phase 3 of clinical development. The Company has also entered into an agreement to provide Idorsia with a Swiss franc denominated credit facility of approximately $250 million. As of December 29, 2019, Idorsia has not made any draw-downs under the credit facility. Actelion has established a leading franchise of differentiated, innovative products for pulmonary arterial hypertension (PAH) that are highly complementary to the existing portfolio of the Company. The addition of Actelion’s specialty in-market medicines and late-stage products is consistent with the Company's efforts to grow in attractive and complementary therapeutic areas and serve patients with serious illnesses and significant unmet medical need.

During the fiscal second quarter of 2018, the Company finalized the purchase price allocation for Actelion to the individual assets acquired and liabilities assumed using the acquisition method. The following table presents the amounts recognized for assets acquired and liabilities assumed as of the acquisition date with adjustments made through the second quarter of 2018:

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
The following table provides pro forma results of operations for the fiscal year ended December 31, 2017, as if Actelion had been acquired as of January 4, 2016. The pro forma results include the effect of certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on the acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Actelion.

Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or which may occur in the future.

Unaudited Pro forma Consolidated Results
(Dollars in Millions Except Per Share Data)	2017

Net Sales	77,681
Net Earnings	1,509
Diluted Net Earnings per Common Share	0.55

The Company recorded Actelion acquisition related costs before tax of approximately $0.2 billion, $0.2 billion and $0.8 billion in 2019, 2018 and 2017, respectively, which was recorded in Other (income)/expense and Cost of products sold.
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
With the exception of the Actelion Ltd acquisition, supplemental pro forma information for 2019, 2018 and 2017 in accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations, cash flows or financial position.

Divestitures
During 2019, the Company divested its Advanced Sterilization Products (ASP) business to Fortive Corporation for an aggregate value of approximately $2.8 billion, consisting of $2.7 billion of cash proceeds and $0.1 billion of retained net receivables. As of December 30, 2018, the assets held for sale on the Consolidated Balance Sheet were $0.2 billion of inventory, $0.1 billion of property, plant and equipment, net and $0.3 billion of goodwill. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $2.0 billion.
During 2018, the Company divested the LifeScan Inc business for approximately $2.1 billion and retained certain net liabilities. Other divestitures in 2018 included: NIZORAL®, RoC® and certain non-strategic Pharmaceutical products. In 2018, the pre-tax gains on the divestitures were approximately $1.2 billion.
In 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of employees and manufacturing sites. The majority of the transfers were completed in 2019 with a minor amount remaining in 2020. As of December 29, 2019, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory and property, plant and equipment, net. As of December 30, 2018, the assets held for sale on the Consolidated Balance Sheet were $0.3 billion of inventory and $0.1 billion of property, plant and equipment, net. For additional details on the global supply chain restructuring see Note 22 to the Consolidated Financial Statements.
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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 29, 2019, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of December 29, 2019, in the United States there were approximately 1,100 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 10,300 with respect to the PINNACLE® Acetabular Cup System; 17,600 with respect to pelvic meshes; 11,900 with respect to RISPERDAL®; 29,000 with respect to XARELTO®; 17,900 with respect to body powders containing talc; 400 with respect to INVOKANA®; and 3,300 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. The MDL Court is remanding cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. Orders determining the damages amounts to be awarded to the three Lead Applicants are expected in the first quarter of 2020. With respect to other group members, there will be an individual case assessment process which will require proof of use and causally related loss. The class actions in Canada are expected to be discontinued in 2020 as a result of a settlement of a group of cases, subject to court approval of the discontinuance. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

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

Along with ETHICON PHYSIOMESH® lawsuits, there were a number of filings related to the PROCEED® Mesh and PROCEED® Ventral Patch products. In March 2019, the New Jersey Supreme Court entered an order consolidating all PROCEED® and PROCEED® Ventral Patch cases as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the US, and in jurisdictions outside the US. The Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch products. In September 2019, plaintiffs’ attorney filed an application with the New Jersey Supreme Court seeking centralized management of 107 PROLENE™ Polypropylene Hernia System cases.   The New Jersey Supreme Court granted plaintiffs application in January 2020 and those will be transferred to an MCL in Atlantic County Superior Court.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism, and related compounds. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a recent verdict in October 2019 of $8 billion of punitive damages related to one single plaintiff which was subsequently reduced in January 2020 to $6.8 million by the trial judge. The Company will appeal the final judgment. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson (J&J); and JPI's collaboration partner for XARELTO® Bayer AG and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in Los Angeles, California. Class action lawsuits also have been filed in Canada. In March 2019, JPI and J&J announced an agreement in principle to the settle the XARELTO® cases in the United States; the settlement agreement was executed in May 2019, and the settlement became final in December 2019. This will resolve the majority of cases pending in the United States. The Company has established accruals for its costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, as well as outside the United States. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. In the multi-district litigation, the parties have moved to exclude experts, known as Daubert motions. The Court held Daubert hearings in mid-July 2019 and a final round of briefing has been submitted to the Court. The parties are awaiting a decision. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in July 2018 of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual primarily for defense costs in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy).  The Imerys Bankruptcy relates to Imerys’ potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims).  In its bankruptcy filing, Imerys noted certain claims it alleges it has against the Company for indemnification and rights to joint insurance proceeds.  Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the Bankruptcy Code.  The Company's petition was denied and the state court talc lawsuits that have been removed to federal court on such basis have been remanded.   The Company formally proposed to resolve Imerys' and the Company’s obligations arising out of the Talc Claims by agreeing to assume the defense of litigation of all Talc Claims involving the Company's products, lifting the automatic stay to enable the Talc Claims to proceed outside the bankruptcy forum with the Company agreeing to settle or pay any judgment against Imerys, and waiving the Company’s indemnification claims against Imerys. Discussions between Imerys and the Company on this issue remain ongoing.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to adequately disclose the alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result.  Plaintiffs are seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss.

In October 2018, a shareholder derivative lawsuit was filed against Johnson & Johnson as the nominal defendant and its current directors as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In June 2019, the shareholder filed an additional complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. The Court has not yet ruled in the books and records action. In September 2019, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the shareholder derivative lawsuit, and dismissed the complaint without prejudice. In October 2019, the shareholder filed a notice of appeal with the United States Court of Appeals for the Third Circuit. In January 2020, the shareholder voluntarily dismissed his appeal, with prejudice. Four additional shareholder derivative lawsuits have been filed in New Jersey making similar allegations against the Company and its current directors and certain officers.

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

A lawsuit is pending in the United States District Court for the Central District of California alleging violations of Proposition 65, California’s Unfair Competition Law and False Advertising Law concerning JOHNSON’S® Baby Powder. In June 2019, plaintiffs filed a motion for voluntary dismissal of this Proposition 65 action and the Company opposed such motion to the extent it would allow plaintiffs’ counsel to refile such claims with new plaintiffs. The Court granted plaintiff’s motion conditioned upon payment of attorneys’ fees and costs. The Court entered its award of attorneys’ fees and costs in October 2019 and the case was dismissed without prejudice. Another lawsuit alleging violations of Proposition 65, California’s Consumer Legal Remedies Act relating to JOHNSON’S® Baby Powder was filed in the Superior Court of California for the County of San Diego. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted, primarily on the basis that the plaintiffs failed to comply with Proposition 65’s mandatory pre-suit notice requirement, which applies even when a plaintiff asserts only an indirect Proposition 65 claim. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted.

In addition, the Company has received preliminary inquiries and subpoenas to produce documents regarding these matters from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice, the Securities and Exchange Commission and the U.S. Congressional Subcommittee on Economic and Consumer Policy. The Company is cooperating with government inquiries and continues to produce documents in response.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. Lawsuits filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in state courts. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company's accruals.

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

In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants (collectively, DePuy). MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132 (’132); 8,721,730 (’730) and 9,492,280 (’280) relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. A claim construction hearing was held in October 2018, and a claim construction order was issued in November 2018. In December 2018, MedIdea stipulated to non-infringement of the ’132, ’730 and ’280 patents, based on the district court’s claim construction and reserving its right to appeal that construction, leaving only the ’426 patent at issue before the district court. In January 2019, the district court stayed the case pending a decision in the Inter Partes Review proceeding on the ’426 patent (see below). In December 2017, DePuy Synthes Products, Inc. filed a petition for Inter Partes Review with the United States Patent and Trademark Office (USPTO), seeking to invalidate the two claims of the ’426 patent asserted in the district court litigation, and in June 2018, the USPTO instituted review of those claims. A hearing was held in March 2019, and in April 2019, the USPTO issued its decision upholding the validity of the patent. In May 2019, DePuy filed a motion for summary judgment of non-infringement of the claims of the ’426 patent. In November 2019, judgment was entered in favor of Depuy. In December 2019, MedIdea filed a notice of appeal.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (the ’310 patent); 9,084,608; 9,241,759 (the ’759 patent) and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. The parties have entered joint stipulations such that only the ’310 patent and the ’759 patent remain in dispute. Trial began in September 2019, and closing arguments will be heard in March 2020.

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

In November 2017, Board of Regents, The University of Texas System and TissueGen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® PDS® Antibacterial Sutures and STRATAFIX® MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 (the ’603 patent) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the USPTO, seeking Inter Partes Review (IPR) of both asserted patents. Those petitions have been stayed by the USPTO pending a decision by the U.S. Supreme Court in an unrelated case. UT dismissed the ’603 patent from the suit and no longer accuses PDS® Plus Antibacterial Sutures or STRATAFIX® PDS® Plus Antibacterial Sutures of infringement. The district court trial is scheduled for June 2020.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (“Intuitive”) filed a patent infringement suit against Auris Health, Inc. (“Auris”) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200 patent); 6,491,701 (’701 patent); 6,522,906 (’906 patent); 6,800,056 (’056 patent); 8,142,447 (’447 patent); 8,620,473 (’473 patent); 8,801,601 (’601 patent); and 9,452,276 (’276 patent) based on Auris’ Monarch™ Platform. Auris filed Petitions for Inter Partes Review with the USPTO regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. The district court trial is scheduled to begin in January 2021.

In August 2019, RSB Spine LLC (“RSB Spine”) filed a patent infringement suit against DePuy Synthes, Inc. in United States District Court for the District of Delaware. In October 2019, RSB Spine amended the complaint to change the named defendants to DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. In the suit, RSB Spine alleges willful infringement of United States Patent Nos. 6,984,234 and 9,713, 537 by one or more of the following products: ZERO-P-VA™ Spacer, ZERO-P® Spacer, ZERO-P NATURAL™ Plate, SYNFIX® LR Spacer and SYNFIX® Evolution System. RSB Spine seeks monetary damages and injunctive relief. In November 2019, the suit was consolidated for pre-trial purposes with other patent infringement suits brought by RSB Spine in the United States District Court for the District of Delaware against Life Spine, Inc., Medacta USA, Inc., Precision Spine, Inc., and Xtant Medical Holdings, Inc.

Pharmaceutical
In August 2016, Sandoz Ltd and Hexal AG (collectively, Sandoz) filed a lawsuit in the English High Court against G.D. Searle LLC, a Pfizer company (Searle) and Janssen Sciences Ireland UC (JSI) alleging that Searle’s supplementary protection certificate SPC/GB07/038 (SPC), which is exclusively licensed to JSI, is invalid and should be revoked. Janssen-Cilag Limited sells PREZISTA® (darunavir) in the United Kingdom pursuant to this license. In October 2016, Searle and JSI counterclaimed against Sandoz for threatened infringement of the SPC based on statements of its plans to launch generic darunavir in the United Kingdom. Sandoz admitted that its generic darunavir product would infringe the SPC if it is found valid. Searle and JSI are seeking an order enjoining Sandoz from marketing its generic darunavir before the expiration of the SPC. Following a trial in April 2017, the court entered a decision holding that the SPC is valid and granting a final injunction. Sandoz has appealed the court’s decision and the injunction is stayed pending the appeal. In January 2018, the court referred the issue on appeal to the Court of Justice for the European Union (CJEU) and stayed the proceedings pending the CJEU’s ruling on the issue. In December 2019, the parties entered into a settlement agreement.

In April 2018, Acerta Pharma B.V., AstraZeneca UK Ltd and AstraZeneca Pharmaceuticals LP filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Pharmacyclics LLC and Abbvie Inc. (collectively, Abbvie), alleging that the manufacture and sale of IMBRUVICA® infringes U.S. Patent No. 7,459,554. Janssen Biotech, Inc., which commercializes IMBRUVICA® jointly with Abbvie, intervened in the action in November 2018. In October 2019, the parties entered into a settlement agreement.

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

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion and Hospira in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. JBI seeks monetary damages and other relief. In October 2017, the district court in the Massachusetts action denied Celltrion and Hospira’s motion to dismiss for lack of standing. In July 2018, the district court in the Massachusetts action granted Celltrion’s motion for summary judgment of non-infringement and entered an order dismissing the ’083 lawsuit against Celltrion and Hospira. JBI appealed to the United States Court of Appeals for the Federal Circuit, and Celltrion and Hospira cross-appealed on the standing issue. A hearing on the appeal and cross-appeal is scheduled for March 2020. The litigation against HyClone in Utah is stayed pending the outcome of the Massachusetts actions.

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

In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422 (the ’422 patent). The final hearing concluded in May 2019. In October 2019, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s ANDS until the expiration of the ’422 patent. In November 2019, Apotex filed an appeal.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a film-coated generic version of ZYTIGA® before the expiration of the ’422 patent.

In January 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) and the Minister of Health in Canada in response to Pharmascience’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® 250 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In November 2019, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience and the Minister of Health in Canada in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of ZYTIGA®, 500 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

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

In August 2019, JPI and Bayer filed suit against Sunshine Lake Pharma Co., Ltd. and HEC Pharm USA Inc. alleging infringement of the ’218 patent.

In October 2019, JPI and Bayer entered into a settlement agreement with Mylan. In November 2019, JPI and Bayer entered into a settlement agreement with Breckenridge. In December 2019, JPI and Bayer entered into settlement agreements with each of Accord, Micro, Sigmapharm, Sunshine, and Torrent. In January 2020, JPI and Bayer entered into a settlement agreement with Macleods.

The consolidated ’218 cases involving Alembic, Aurobindo, InvaGen, Lupin, Taro, and Teva, and have been stayed until March 2020.

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

In January 2020, Janssen Products, L.P. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA), Inc. and Cadila Healthcare Ltd. (collectively, Zydus), who filed an ANDA seeking approval to market a generic version of PREZISTA® before the expiration of United States Patent Nos. 7,700,645, 8,518,987, 7,126,015 and 7,595,408. Janssen is seeking an order enjoining Zydus from marketing its generic version of PREZISTA® before the expiration of the relevant patents.

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

Beginning in July 2017, Janssen and MTPC filed patent infringement lawsuits in the United States District Court for the District of New Jersey and the United States District Court for the District of Colorado against Sandoz and InvaGen, who filed ANDAs seeking approval to market generic versions of INVOKANA® and/or INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (the ’788 patent) relating to INVOKANA® and INVOKAMET® and against Zydus, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET® before expiration of the ’788 patent, MTPC's United States Patent No. 8,222,219 relating to INVOKANA® and INVOKAMET® and MTPC’s United States Patent No. 8,785,403 relating to INVOKAMET® (the ’403 patent), and against Aurobindo, who filed an ANDA seeking approval to market a generic version of INVOKANA® before expiration of the ’788 patent and the ’219 patent relating to INVOKANA®. Janssen is the exclusive licensee of the asserted patents. In October 2017, the Colorado lawsuits against Sandoz were dismissed. In December 2017, the Delaware lawsuits against Apotex and Teva were dismissed.

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

In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET XR® before expiration of the ’788 patent. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against DRL, who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of the ’788 patent.

Janssen and MTPC entered into settlement agreements with Prinston and InvaGen (June 2019), Hetero (July 2019) and Apotex and Teva (August 2019).

A trial on the ’582 and ’202 patents is scheduled to begin in April 2020, and a trial on the ’788, ’219 and ’403 patents is scheduled to begin in May 2020.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC (Amneal), each of whom filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781 (the ’781 patent). In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent. Amneal and Zydus have stipulated to infringement. In February 2019, Actelion and Amneal entered into a settlement agreement. The trial against Zydus is scheduled to commence in October 2020.

In July 2019, Actelion Pharmaceuticals Ltd. filed suit against Aurobindo Pharma USA Inc. and Aurobindo Pharma Limited (Aurobindo). Aurobindo filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of the ’781 patent. Actelion is seeking an order enjoining Defendants from marketing a generic version of OPSUMIT® before the expiration of the ’781 patent. Trial against Aurobindo is scheduled to commence in July 2021.

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906. Trial is scheduled to begin in June 2020.

In August 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the patent.

In December 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Courts for the Districts of New Jersey and Delaware against Pharmascience Inc., Mallincrodt PLC and Specgx LLC (collectively, Pharmascience), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906.

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

In November 2018, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Hetero Labs Limited, Hetero Labs Limited Unit-1, Hetero Labs Limited Unit-V, and Hetero USA Inc. (Hetero), who filed an ANDA seeking approval to market a generic version of IMBRUVICA® 140 mg capsules, asserting infringement of United States Patent Nos. 8,754,090, 9,296,753, 9,540,382, 9,713,617 and 9,725,455.

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

TRACLEER®

In May 2019, Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Natco Pharma Limited and Syneos Health LLC (collectively, Natco), who filed an ANDA seeking approval to market a generic version of TRACLEER®, 32 mg, before the expiration of U.S. Patent No. 8,309,126 (the ’126 patent). In the lawsuit, Actelion is seeking an order enjoining Natco from marketing its generic version of TRACLEER® before the expiration of the ’126 patent. In November 2019, the parties entered into a settlement agreement.

In December 2019, Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA), Inc. and Cadila Healthcare Limited (collectively, Zydus), who filed an ANDA seeking approval to market a generic version of TRACLEER®, 32 mg, before the expiration of U.S. Patent No. 8,309,126 (the ’126 patent). Actelion is seeking an order enjoining Zydus from marketing its generic version of TRACLEER® before the expiration of the ’126 patent.

RISPERDAL CONSTA®

In July 2019, Janssen Pharmaceuticals, Inc., Alkermes Pharma Ireland Limited and Alkermes Controlled Therapeutics, Inc. initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Luye Pharma Group Ltd., Luye Pharma (USA), Ltd., Nanjing Luye Pharmaceutical Co., Ltd. and Shandong Luye Pharmaceutical Co., Ltd. (collectively, Luye), who filed an ANDA seeking approval to market a generic version of RISPERDAL CONSTA® before the expiration of United States Patent No. 6,667,061. In November 2019, the parties entered into a settlement.

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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 2,800 lawsuits brought by certain state and local governments related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016).  Similar lawsuits have also been filed by the following groups of plaintiffs: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors.  To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New

Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina; Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are more than 350 cases pending in various state courts. There are over 2,500 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In addition, the Province of British Columbia filed suit in Canada. In October 2019, an anti-trust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

The trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against Johnson & Johnson and JPI in the amount of $572 million, subject to a final order to be issued by the court.  The court issued a final judgment reducing the amount to $465 million. Johnson & Johnson and JPI have appealed the judgment. The Company believes that it has strong grounds to overturn this judgment.  In October 2019 Johnson & Johnson and JPI announced a settlement of the first case set for trial in the MDL with two counties in Ohio.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these lawsuits, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by states, cities and counties. The Company cannot predict if or when the agreement will be finalized and individual cases are ongoing, including a trial in New York scheduled to commence in March 2020.

In August 2019, Johnson & Johnson received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act.  In September 2019, Johnson & Johnson received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums.  The Company is cooperating and producing documents in response to the various subpoenas and requests for information.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the district court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the district court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the district court, and fact discovery is currently scheduled to close in March 2020.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019 and concluded in September

2019. In January 2020, the court found in favor of the state and awarded the state civil penalties of approximately $344 million. The Company intends to appeal when further proceedings are concluded in the trial court. Similar complaints were filed against the companies by Kentucky in August 2016, by Mississippi in October 2017, by West Virginia in September 2019 and by Oregon in December 2019. The trial date for the Kentucky case was scheduled for September 2019 but has been adjourned and no new trial date has been scheduled. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia.
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
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The matter is stayed pending interlocutory appeal of a December 2018 denial of Johnson & Johnson and JJCI's motion for summary judgment. The Mississippi Supreme Court granted J&J and JJCI's request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019 and it will soon establish a briefing schedule. The Company has also received inquiries from several other State Attorneys General.

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

In January 2017, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Department of Justice relating to allegations concerning the sales and marketing practices of OLYSIO®. In December 2017, Johnson & Johnson and JPI were served with a whistleblower lawsuit filed in the United States District Court for the Central District of California alleging the off-label promotion of OLYSIO® and additional products, including NUCYNTA®, XARELTO®, LEVAQUIN® and REMICADE®.  At this time, the federal and state governments have declined to intervene and the lawsuit, which is related to the Civil Investigative Demand, is being prosecuted by a former company employee.  The United States District Court for the Central District of California dismissed the claim in April 2018. In May 2018, the relator filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. In January 2020, the U.S. Court of Appeals for the Ninth Circuit dismissed the relator's appeal.

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

In March 2017, Janssen Biotech, Inc. received a Civil Investigative Demand from the United States Department of Justice regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE® or SIMPONI ARIA®. In August 2019, the Unites States Department of Justice notified Janssen Biotech, Inc. that it was closing the investigation. In January 2020, Janssen Biotech, Inc. was served with a newly-unsealed qui tam suit filed in the U.S. District Court for the District of Massachusetts.

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

In July 2018 the Public Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority CADE inspected the offices of more than 30 companies including Johnson & Johnson do Brasil Indústria e Comércio de Produtos para Saúde Ltda. The authorities appear to be investigating allegations of possible anti-competitive behavior and possible improper payments in the medical device industry. The United States Department of Justice and the United States Securities and Exchange Commission have made additional inquiries, and Johnson & Johnson do Brasil Indústria e Comércio de Produtos para Saúde Ltda. is cooperating with those requests.

In January 2020, the New Mexico Attorney General’s Office filed a suit against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. in the First Judicial District Court, New Mexico. The suit relates to the safety and marketing of the Company’s talc products. The State included claims for violations of the New Mexico Unfair Practices Act, Medicaid Fraud Act, Fraud Against Taxpayers Act, Fraud and Negligent Misrepresentation, Negligence and Unjust Enrichment. Other state Attorneys General have informed the Company that they are conducting an inquiry into this matter.

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

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. In May 2019, US CBP issued its Mitigation Decision and determined that Janssen Ortho had negligently misrepresented that darunavir ethanolate is entitled to duty free treatment. In June 2019, Janssen Ortho filed a Supplemental Petition for Relief. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. The trial in the Classification Litigation was held in July 2019. In February 2020, the Court ruled that darunavir ethanolate is eligible for duty free treatment.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. In December 2018, the district court granted the plaintiffs' motion for class certification. Defendants filed two motions for interlocutory appeal of class certification to the United States Court of Appeals for the Eleventh Circuit. Both motions were denied. Defendants' motions for summary judgment were denied in November 2019. Trial is scheduled for June 2020.
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

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to Johnson & Johnson in connection with its investigation of whether Janssen’s REMICADE® contracting practices violate federal antitrust laws. The Company has produced documents and information responsive to the Civil Investigative Demand.

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

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals US, Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia.  The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER®.  TRACLEER® is subject to a Risk Evaluation and Mitigation Strategy, which imposes restrictions on distribution of the product.  In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland.  In October 2019, the Court granted Actelion’s motion to dismiss the amended complaint. Plaintiffs have appealed the decision.

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

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. Several additional complaints were filed thereafter. The complaints generally allege that the defendants violated the antitrust and consumer protections laws of several states and the Sherman Act by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry. The case has been transferred to the United States District Court for the District of New Jersey and consolidated for pretrial purposes.

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

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. BWI filed a motion to dismiss the complaint.

The Company received notices from Pfizer, Inc. and Sanofi Consumer Health, Inc. in November 2019 and Boehringer Ingelheim Pharmaceuticals, Inc. in January 2020 tendering for defense and indemnification of legal claims related to personal injury matters and putative class actions in the U.S. and Canada related to Zantac (ranitidine) products. The notices were based on certain indemnification provisions regarding assumed liabilities in connection with the Stock and Asset Purchase Agreement between Pfizer, Inc. and the Company in 2006. Plaintiffs in the underlying suits allege generally that Zantac and other over-the-counter ranitidine medications contain unsafe levels of NDMA (N-nitrosodimethylamine) and can cause and/or have caused various cancers in patients using the products, for which plaintiffs are seeking injunctive and monetary relief.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

22. Restructuring
The Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the global supply chain restructuring strategic collaborations see Note 20 to the Consolidated Financial Statements. In 2019, the Company recorded a pre-tax charge of $0.6 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.2 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $0.8 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.
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

The following table summarizes the severance charges and the associated spending under these initiatives through the fiscal year ended 2019:

(Dollars in Millions)	Severance	Asset Write-offs	Other(2)		Total
Reserve balance, December 31, 2017	229	—	38		267

2018 activity	(35)	—	10		(25)

Reserve balance, December 30, 2018	194	—	48		242

Current year activity:
Charges	—	151	460		611
Cash payments	(30)	—	(424)		(454)
Settled non cash	—	(151)	(68)	(3)	(219)
Reserve balance, December 29, 2019(1)	$164	—	16		180

(1) Cash outlays for severance are expected to be substantially paid out over the next 2 years in accordance with the Company's plans and local laws.
(2) Other includes project expense such as salaries for employees supporting these initiatives and consulting expenses.
(3) Relates to pension related actuarial losses associated with the transfer of employees to Jabil Inc. as part of the strategic collaboration.

The Company continuously reevaluates its severance reserves related to restructuring and the timing of payments due to the planned release of associates regarding several longer-term projects. The Company believes that the existing severance reserves are sufficient to cover the Global Supply Chain plans given the period over which the actions will take place. The Company will continue to assess and make adjustments as necessary if additional amounts become probable and estimable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson & Johnson
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of earnings, of comprehensive income, of equity, and of cash flows for each of the three fiscal years in the period ended December 29, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Ci:z Holdings Co., Ltd., (“DR. CI:LABO”) from its assessment of internal control over financial reporting as of December 29, 2019, because it was acquired by the Company in a business combination during 2019. We have also excluded DR. CI:LABO from our audit of internal control over financial reporting. DR. CI:LABO is wholly-owned subsidiary whose total assets, excluding intangible assets and goodwill, and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 29, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
U.S. Pharmaceutical Rebate Reserves - Managed Care, Medicare and Medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued Rebates, Returns and Promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical goods within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $7.0 billion as of December 29, 2019. For significant rebate programs, which include the U.S. Managed Care, Medicare and Medicaid rebate programs, rebates and discounts estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S. pharmaceutical market.
The principal considerations for our determination that performing procedures relating to U.S. pharmaceutical rebate reserves - Managed Care, Medicare and Medicaid is a critical audit matter are the use of significant judgment by management due to the significant measurement uncertainty involved in developing these reserves. This in turn led to a high degree of auditor judgment and subjectivity and audit effort in applying procedures for the assumptions related to contractual terms with customers, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to U.S. pharmaceutical rebate reserves - Managed Care, Medicare and Medicaid, including controls over the assumptions used to estimate these rebates. These procedures also included, among others, (i) developing an independent estimate of the rebates by utilizing third party information on price and market conditions in the U.S., the terms of the specific rebate programs, and the historical trend of actual rebate claims paid; (ii) testing rebate claims processed by the Company, including evaluating those claims for consistency with the contractual and mandated terms of the Company’s rebate arrangements; and (iii) comparing the independent estimate to management’s estimates.
Litigation Contingencies - Talc
As described in Notes 1 and 21 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the reasonably possible loss or range of loss. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. There have been verdicts against the Company for this matter, including a verdict in July 2018 of $4.7 billion. As described by management, the Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual primarily for defense costs in connection with product liability litigation associated with body powders containing talc.
The principal considerations for our determination that performing procedures relating to the talc litigation is a critical audit matter are the use of significant judgment by management when assessing the likelihood of a loss being incurred and management’s determination of whether a reasonable estimate of the loss or range of loss for each claim can be made. This in turn led to a high degree of auditor judgment and effort in evaluating management’s assessment of the loss contingencies associated with this litigation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the talc litigation, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for the talc litigation; (ii) discussing the status of significant known actual and potential litigation with the Company’s in-house legal counsel, as well as external counsel when deemed necessary; (iii) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel for significant litigation; (iv) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (v) evaluating the sufficiency of the Company’s litigation contingencies disclosures.
Litigation - Opioids
As described in Notes 18 and 21 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including opioids, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the reasonably possible loss or range of loss. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. The Company has been named in numerous lawsuits brought by certain state and local governments related to opioids matters. The trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against the Company in the amount of $572 million which was subsequently reduced to $465 million. The Company has appealed the judgment and, as described by management, believes that it has strong grounds to overturn this judgment. Separately in October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these lawsuits, subject to various conditions and an agreement being finalized. The Company cannot predict if or when the agreement will be finalized. The Company has recorded a pre-tax charge of $4 billion during the fiscal year ended December 29, 2019 for this matter.
The principal considerations for our determination that performing procedures relating to the opioids litigation is a critical audit matter are the use of significant judgment by management when assessing the likelihood of a loss being incurred for the judgment against the Company in Oklahoma and management’s determination of whether a reasonable estimate of the range of loss for the proposed agreement in principle to settle opioids litigation can be made. This in turn led to a high degree of auditor judgment and effort in evaluating management’s assessment of the loss contingencies associated with this litigation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the opioid litigation, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for the opioids litigation; (ii) discussing the status of significant known actual and potential litigation and ongoing settlement negotiations with the Company’s in-house legal counsel, as well as external counsel when deemed necessary; (iii) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel for significant litigation; (iv) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (v) evaluating the sufficiency of the Company’s litigation contingencies disclosures.

/s/ PricewaterhouseCoopers LLP Florham Park, New Jersey February 18, 2020
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
The Company acquired Ci:z Holdings Co., Ltd., (DR. CI:LABO), in a business combination during January 2019. DR. CI:LABO's total assets, excluding intangible assets and goodwill, and total sales represented less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 29, 2019. As the acquisition occurred in the fiscal year 2019, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2019 excluded the above mentioned acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 29, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ Alex Gorsky	/s/ Joseph J. Wolk
Alex Gorsky	Joseph J. Wolk
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

Shareholder Return Performance Graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending December 31, 2019, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Health Care Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2014 and December 31, 2009 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Health Care Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

	2014	2015	2016	2017	2018	2019
Johnson & Johnson	$100.00	$101.16	$116.66	$145.13	$137.67	$159.99
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
S&P Pharmaceutical Index	$100.00	$105.79	$104.13	$117.22	$126.71	$145.83
S&P Healthcare Equipment Index	$100.00	$105.97	$112.85	$147.71	$171.70	$222.04
10 Year Shareholder Return Performance J&J vs. Indices

	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Johnson & Johnson	$100.00	$99.42	$109.25	$121.08	$162.99	$191.25	$193.46	$223.10	$277.55	$263.30	$305.98
S&P 500 Index	$100.00	$115.06	$117.48	$136.27	$180.39	$205.06	$207.88	$232.73	$283.51	$271.06	$356.39
S&P Pharmaceutical Index	$100.00	$100.77	$118.67	$135.79	$183.63	$224.43	$237.41	$233.70	$263.08	$284.37	$327.28
S&P Healthcare Equipment Index	$100.00	$97.29	$96.51	$113.18	$144.52	$182.49	$193.40	$205.94	$269.56	$313.34	$405.21

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended December 29, 2019, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The information called for by this item is incorporated herein by reference to the discussion of the Audit Committee under the caption “Item 1. Election of Directors - Board Committees”; and the material under the captions “Item 1. Election of Directors” and “Stock Ownership and Section 16 Compliance – Delinquent Section 16(a) Reports” in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report.
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
Equity Compensation Plan Information
The following table provides certain information as of December 29, 2019 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	130,579,915	$90.31	314,776,315
Equity Compensation Plans Not Approved by Security Holders		-	-
Total	130,579,915	$90.31	314,776,315

(1)	Included in this category are the following equity compensation plans which have been approved by the Company’s shareholders: 2005 Long-Term Incentive Plan and 2012 Long-Term Incentive Plan.

(2)	This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”

(3)	The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
The following documents are filed as part of this report:
1.     Financial Statements
Consolidated Balance Sheets at end of Fiscal Years 2019 and 2018
Consolidated Statements of Earnings for Fiscal Years 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for Fiscal Years 2019, 2018 and 2017
Consolidated Statements of Equity for Fiscal Years 2019, 2018 and 2017
Consolidated Statements of Cash Flows for Fiscal Years 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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
Date: February 18, 2020

JOHNSON & JOHNSON
(Registrant)

By	/s/ A. Gorsky
A. Gorsky, Chairman, Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Gorsky	Chairman, Board of Directors	February 18, 2020
A. Gorsky	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 18, 2020
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 18, 2020
R. J. Decker Jr.	(Principal Accounting Officer)

/s/ M. C. Beckerle	Director	February 18, 2020
M. C. Beckerle

/s/ D. S. Davis	Director	February 18, 2020
D. S. Davis

/s/ I. E. L. Davis	Director	February 18, 2020
I. E. L. Davis

/s/ J. A. Doudna	Director	February 18, 2020
J. A. Doudna

Signature	Title	Date
/s/ M. A. Hewson	Director	February 18, 2020
M. A. Hewson

/s/ H. Joly	Director	February 18, 2020
H. Joly

/s/ M. B. McClellan	Director	February 18, 2020
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 18, 2020
A. M. Mulcahy

/s/ W. D. Perez	Director	February 18, 2020
W. D. Perez

/s/ C. Prince	Director	February 18, 2020
C. Prince

/s/ A. E. Washington	Director	February 18, 2020
A. E. Washington

/s/ M. A. Weinberger	Director	February 18, 2020
M. A. Weinberger

/s/ R. A. Williams	Director	February 18, 2020
R. A. Williams

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
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

10(f)	Johnson & Johnson Executive Incentive Plan (Amended as of November 28, 2018) — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for filed May 1, 2019.*
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

