Form 10-Q
period 2020-03-29
JOHNSON & JOHNSON
filed 2020-04-29
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 29, 2020

or

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
On April 22, 2020, 2,634,594,535 shares of Common Stock, $1.00 par value, were outstanding.

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
Risks Related to Economic Conditions, Financial Markets and Operating Internationally

•
The risks associated with global operations, including the impact of global public health crises and pandemics, such as the outbreak of the novel coronavirus (COVID-19), on the Company and its customers and suppliers, including foreign governments in countries in which the Company operates.

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

•	The impact of armed conflicts and terrorist attacks in the United States and other parts of the world including social and economic disruptions and instability of financial and other markets; and

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

•
Reliance on global supply chains and production and distribution processes that are complex and subject to increasing regulatory requirements that may adversely affect supply, sourcing and pricing of materials used in the Company’s products; and

•
The potential that the expected benefits and opportunities related to restructuring actions contemplated for the global supply chain, including the Company's transaction with Jabil Inc., may not be realized or may take longer to realize than expected, including due to any required approvals from applicable regulatory authorities. Disruptions associated with the announced global supply chain actions may adversely affect supply and sourcing of materials used in the Company's products.

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,530	17,305
Marketable securities	2,494	1,982
Accounts receivable, trade, less allowances for doubtful accounts and credit losses $234 (2019, $226)	14,874	14,481
Inventories (Note 2)	8,868	9,020
Prepaid expenses and other	2,358	2,392
Assets held for sale (Note 10)	102	94
Total current assets	44,226	45,274
Property, plant and equipment at cost	43,247	43,332
Less: accumulated depreciation	(25,846)	(25,674)
Property, plant and equipment, net	17,401	17,658
Intangible assets, net (Note 3)	47,338	47,643
Goodwill (Note 3)	33,471	33,639
Deferred taxes on income (Note 5)	7,539	7,819
Other assets	5,042	5,695
Total assets	$155,017	157,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$2,190	1,202
Accounts payable	7,411	8,544
Accrued liabilities	8,384	9,715
Accrued rebates, returns and promotions	11,608	10,883
Accrued compensation and employee related obligations	2,166	3,354
Accrued taxes on income (Note 5)	1,930	2,266
Total current liabilities	33,689	35,964
Long-term debt (Note 4)	25,393	26,494
Deferred taxes on income (Note 5)	5,766	5,958
Employee related obligations (Note 6)	10,529	10,663
Long-term taxes payable (Note 5)	7,402	7,444
Other liabilities	10,944	11,734
Total liabilities	93,723	98,257
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(16,243)	(15,891)
Retained earnings	112,901	110,659
Less: common stock held in treasury, at cost (487,451,000 and 487,336,000 shares)	38,484	38,417
Total shareholders’ equity	61,294	59,471
Total liabilities and shareholders' equity	$155,017	157,728
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	March 29, 2020	Percent to Sales	March 31, 2019	Percent to Sales
Sales to customers (Note 9)	$20,691	100.0%	$20,021	100.0%
Cost of products sold	7,062	34.1	6,615	33.0
Gross profit	13,629	65.9	13,406	67.0
Selling, marketing and administrative expenses	5,203	25.1	5,219	26.1
Research and development expense	2,580	12.5	2,858	14.3
In-process research and development	—	—	890	4.4
Interest income	(67)	(0.3)	(99)	(0.5)
Interest expense, net of portion capitalized	25	0.1	102	0.5
Other (income) expense, net	(679)	(3.3)	(22)	(0.1)
Restructuring (Note 12)	58	0.3	36	0.2
Earnings before provision for taxes on income	6,509	31.5	4,422	22.1
Provision for taxes on income (Note 5)	713	3.5	673	3.4
NET EARNINGS	$5,796	28.0%	$3,749	18.7%

NET EARNINGS PER SHARE (Note 8)
Basic	$2.20		$1.41
Diluted	$2.17		$1.39

AVG. SHARES OUTSTANDING
Basic	2,633.7		2,660.8
Diluted	2,671.0		2,698.8

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	March 29, 2020	March 31, 2019
Net earnings	$5,796	3,749

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,519)	(258)

Securities:
Unrealized holding gain (loss) arising during period	2	—
Reclassifications to earnings	—	—
Net change	2	—

Employee benefit plans:
Prior service cost amortization during period	(6)	(7)
Gain (loss) amortization during period	201	176
Net change	195	169

Derivatives & hedges:
Unrealized gain (loss) arising during period	832	(302)
Reclassifications to earnings	138	96
Net change	970	(206)

Other comprehensive income (loss)	(352)	(295)

Comprehensive income	$5,444	3,454

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarter were as follows for 2020 and 2019, respectively: Foreign Currency Translation: $46 million and $61 million; Securities: $1 million in 2020, Employee Benefit Plans: $56 million and $1 million; Derivatives & Hedges: $256 million and $55 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal First Quarter Ended March 29, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2019	$59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	5,796	5,796	—	—	—
Cash dividends paid ($0.95 per share)	(2,505)	(2,505)	—	—	—
Employee compensation and stock option plans	595	(1,049)	—	—	1,644
Repurchase of common stock	(1,711)	—	—	—	(1,711)
Other comprehensive income (loss), net of tax	(352)	—	(352)	—	—
Balance, March 29, 2020	$61,294	112,901	(16,243)	3,120	(38,484)

Fiscal First Quarter Ended March 31, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	3,749	3,749	—	—	—
Cash dividends paid ($0.90 per share)	(2,396)	(2,396)	—	—	—
Employee compensation and stock option plans	351	(919)	—	—	1,270
Repurchase of common stock	(2,206)	—	—	—	(2,206)
Other	—	—	—	—	—
Other comprehensive income (loss), net of tax	(295)	—	(295)	—	—
Balance, March 31, 2019	$58,955	106,650	(15,517)	3,120	(35,298)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,796	3,749
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,747	1,761
Stock based compensation	263	258
Asset write-downs	11	913
Contingent consideration reversal	(983)	—
Net gain on sale of assets/businesses	—	(72)
Deferred tax provision	54	(362)
Accounts receivable allowances and credit losses	22	(3)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) / Decrease in accounts receivable	(812)	157
Increase in inventories	(159)	(369)
Decrease in accounts payable and accrued liabilities	(2,523)	(1,833)
Decrease / (Increase) in other current and non-current assets	271	(488)
Decrease in other current and non-current liabilities	(329)	(168)

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,358	3,543

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(625)	(656)
Proceeds from the disposal of assets/businesses, net	17	253
Acquisitions, net of cash acquired	(939)	(1,683)
Purchases of investments	(2,064)	(730)
Sales of investments	1,544	1,495
Proceeds from credit support agreements, net	1,743	—
Other	(257)	(96)

NET CASH USED BY INVESTING ACTIVITIES	(581)	(1,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,505)	(2,396)
Repurchase of common stock	(1,711)	(2,206)
Proceeds from short-term debt	10	13
Repayment of short-term debt	(18)	(16)
Repayment of long-term debt	(11)	(1,002)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	332	94
Other	(412)	(3)

NET CASH USED BY FINANCING ACTIVITIES	(4,315)	(5,516)

Effect of exchange rate changes on cash and cash equivalents	(237)	17
Decrease in cash and cash equivalents	(1,775)	(3,373)
Cash and Cash equivalents, beginning of period	17,305	18,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,530	14,734

Acquisitions
Fair value of assets acquired	$1,136	2,154
Fair value of liabilities assumed and noncontrolling interests	(197)	(471)
Net cash paid for acquisitions	$939	1,683

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of March 29, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 29, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements and below describes the impacts from newly adopted standards, as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recently Adopted Accounting Standards
ASU 2018-18: Collaborative Arrangements
The Company adopted this standard as of the beginning of the fiscal year 2020. This update clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2016-13: Financial Instruments - Credit Losses
The Company adopted this standard as of the beginning of the fiscal year 2020. This update introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	March 29, 2020	December 29, 2019
Raw materials and supplies	$1,213	1,117
Goods in process	2,252	1,832
Finished goods	5,403	6,071
Total inventories (1)	$8,868	9,020

(1) See Note 10 to the Consolidated Financial Statements for details on assets held for sale and the related divestitures.

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2019. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	March 29, 2020	December 29, 2019
Intangible assets with definite lives:
Patents and trademarks — gross	$36,214	36,634
Less accumulated amortization	13,857	13,154
Patents and trademarks — net	22,357	23,480
Customer relationships and other intangibles — gross	22,084	22,056
Less accumulated amortization	9,728	9,462
Customer relationships and other intangibles — net*	12,356	12,594
Intangible assets with indefinite lives:
Trademarks	6,829	6,922
Purchased in-process research and development (1)	5,796	4,647
Total intangible assets with indefinite lives	12,625	11,569
Total intangible assets — net	$47,338	47,643

*The majority is comprised of customer relationships
(1) In the fiscal first quarter of 2020, the Company completed the acquisition of bermekimab and certain related assets from XBiotech Inc. as well as the acquisition of all outstanding shares in Verb Surgical Inc. and recorded in-process research and development intangible assets of $0.8 billion and $0.4 billion, respectively.

Goodwill as of March 29, 2020 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	Medical Devices	Total
Goodwill at December 29, 2019	$9,736	9,169	14,734	33,639
Goodwill, related to acquisitions	—	1	156	157
Currency translation/Other	(223)	(96)	(6)	(325)
Goodwill at March 29, 2020	$9,513	9,074	14,884	33,471

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion for each of the fiscal first quarters ended March 29, 2020 and March 31, 2019. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of March 29, 2020, the total amount of cash collateral held by the Company under the credit support agreements (CSA) amounted to $2.0 billion, net. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of March 29, 2020, the Company had notional amounts outstanding for forward foreign exchange contracts, and cross currency interest rate swaps of $44.0 billion, and $20.1 billion respectively. As of December 29, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts, and cross currency interest rate swaps of $45.3 billion and $20.1 billion respectively.

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

As of March 29, 2020, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $675 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts, net investment hedges and equity collar contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended in 2020 and 2019, net of tax:

	March 29, 2020					March 31, 2019
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	40	—	—	—	—	38	—
Amount of gain or (loss) recognized in AOCI	—	—	—	40	—	—	—	—	38	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	9	(173)	(110)	—	(2)	(21)	(35)	(139)	—	6

Amount of gain or (loss) recognized in AOCI	11	302	(110)	—	(36)	(6)	(296)	(110)	—	(13)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	98	—	—		—	55	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	625	—	—	—	—	59	—

The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters 2020 and 2019:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		March 29, 2020	March 31, 2019
Foreign Exchange Contracts	Other (income) expense	$89	(38)

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2020 and 2019

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	March 29, 2020	March 31, 2019		March 29, 2020	March 31, 2019
Debt	$46	71	Interest (income) expense	—	—
Cross Currency interest rate swaps	$827	370	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	December 29, 2019			March 29, 2020
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,148	(327)	5	826	826

Equity Investments without readily determinable value	$712	(33)	15	694	694

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $33 million of the decrease in the fair value reflected in net income were the result of impairments.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of March 29, 2020 and December 29, 2019 were as follows:

	March 29, 2020				December 29, 2019
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	941	—	941	209
Interest rate contracts (2)(3)	—	1,569	—	1,569	693
Total	—	2,510	—	2,510	902
Liabilities:
Forward foreign exchange contracts	—	530	—	530	426
Interest rate contracts (3)	—	247	—	247	193
Total	—	777	—	777	619
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	120	—	120	23
Liabilities:
Forward foreign exchange contracts	—	106	—	106	33
Other Investments:
Equity investments (4)	826	—	—	826	1,148
Debt securities(5)	$—	5,673	—	5,673	4,368
Other Liabilities
Contingent consideration (6)			784	784	1,715

Gross to Net Derivative Reconciliation	March 29, 2020	December 29, 2019
(Dollars in Millions)
Total Gross Assets	$2,630	925
Credit Support Agreement (CSA)	(2,530)	(841)
Total Net Asset	100	84

Total Gross Liabilities	883	652
Credit Support Agreement (CSA)	(531)	(586)
Total Net Liabilities	$352	66

Summarized information about changes in liabilities for contingent consideration is as follows:

	Fiscal first quarter ended
	March 29, 2020	March 31, 2019
(Dollars in Millions)
Beginning Balance	$1,715	$397
Changes in estimated fair value (7)	(977)	32
Additions	106	23
Payments	(60)	—
Ending Balance	$784	$452

(1)
December 30, 2019 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,148 million, which are classified as Level 1 and contingent consideration of $1,715 million, classified as Level 3.

(2)	Includes $1 million of non-current other assets as of March 29, 2020 and December 29, 2019.

(3)	Includes cross currency interest rate swaps and interest rate swaps.

(4)	Classified as non-current other assets.

(5)	Classified within cash equivalents and current marketable securities.

(6)
Includes $759 million and $1,631 million (primarily related to Auris Health), classified as non-current other liabilities as of March 29, 2020 and December 29, 2019, respectively. Includes $25 million and $84 million classified as current liabilities as of March 29, 2020 and December 29, 2019, respectively.

(7)	Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
During the fiscal first quarter of 2020, the Company recorded a contingent consideration reversal of $983 million related to the timing of certain developmental milestones associated with the Auris Health acquisition. The one-time reversal of the contingent consideration was recorded in Other income and expense. As of March 29, 2020 the estimated fair value of the remaining contingent consideration is $165 million. For additional details see Note 10 to the Consolidated Financial Statements.

The Company's cash, cash equivalents and current marketable securities as of March 29, 2020 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,499	—	—	2,499	2,499
Non-U.S. sovereign securities(1)	90	—	—	90	90	—
U.S. reverse repurchase agreements	3,965	—	—	3,965	3,965	—
Other reverse repurchase agreements	473	—	—	473	473
Corporate debt securities(1)	2,135	1	(1)	2,135	1,039	1,096
Money market funds	2,424	—	—	2,424	2,424
Time deposits(1)	765	—	—	765	765
Subtotal	12,351	1	(1)	12,351	11,255	1,096

		Unrealized Gain	Unrealized Loss
U.S. Gov't securities	5,418	4	—	5,422	4,260	1,162
Corporate debt securities	253	—	(2)	251	15	236
Subtotal available for sale debt(2)	$5,671	4	(2)	5,673	4,275	1,398
Total cash, cash equivalents and current marketable securities	$18,022	5	(3)	18,024	15,530	2,494
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal year ended December 29, 2019 the carrying amount was the same as the estimated fair value.

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

The contractual maturities of the available for sale securities as of March 29, 2020 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$5,632	5,635
Due after one year through five years	39	38
Due after five years through ten years	—	—
Total debt securities	$5,671	5,673

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of March 29, 2020:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$2,190	2,234

Non-Current Debt
3.55% Notes due 2021	449	463
2.45% Notes due 2021	350	356
0.250% Notes due 2022 (1B Euro 1.0980)	1,097	1,096
2.25% Notes due 2022	998	1,019
6.73% Debentures due 2023	250	301
3.375% Notes due 2023	804	875
2.05% Notes due 2023	499	512
0.650% Notes due 2024 (750MM Euro 1.0980)	821	826
5.50% Notes due 2024 (500 MM GBP 1.2023)	597	697
2.625% Notes due 2025	748	796
2.45% Notes due 2026	1,993	2,112
2.95% Notes due 2027	997	1,074
2.90% Notes due 2028	1,494	1,640
1.150% Notes due 2028 (750MM Euro 1.0980)	817	833
6.95% Notes due 2029	297	419
4.95% Debentures due 2033	498	661
4.375% Notes due 2033	856	1,099
1.650% Notes due 2035 (1.5B Euro 1.0980)	1,631	1,699
3.55% Notes due 2036	989	1,172
5.95% Notes due 2037	992	1,477
3.625% Notes due 2037	1,487	1,719
3.40% Notes due 2038	991	1,144
5.85% Debentures due 2038	696	1,072
4.50% Debentures due 2040	539	689
4.85% Notes due 2041	297	432
4.50% Notes due 2043	495	696
3.70% Notes due 2046	1,973	2,406
3.75% Notes due 2047	991	1,230
3.50% Notes due 2048	742	890
Other	5	5
Total Non-Current Debt	$25,393	29,410

The weighted average effective interest rate on non-current debt is 3.26%.

The excess of the estimated fair value over the carrying value of debt was $3.0 billion at December 29, 2019.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal first quarters of 2020 and 2019 were 11.0% and 15.2%, respectively. In the third fiscal quarter of 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF), which became effective on January 1, 2020. More information on the provisions of TRAF can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019. During the first fiscal quarter of 2020, the final canton where the Company maintains significant operations enacted TRAF legislation and, accordingly, the Company recorded an estimated deferred tax benefit of approximately $0.3 billion for the remeasurement of existing deferred tax liabilities offset by a related $0.2 billion increase in U.S. GILTI deferred taxes (or 1.3% net impact on the Q1 2020 effective tax rate). The Company is currently assessing and awaiting the approval for certain elective transition provisions in several cantons which include discussions with federal and cantonal tax authorities on the application of the new law. The Company has recorded the estimated impact of the transitional provisions based on the best available information for cantons where enactment has occurred, but the Company has not yet received final tax rulings in all cantons. Further, authoritative guidance from the relevant Swiss tax authorities may be issued in the future and additional revisions may be required in the fiscal period they are issued.

In the first fiscal quarter of 2020, the Company reduced a contingent consideration liability related to the 2019 Auris Health acquisition that benefited the overall effective tax rate by 1.9% (see Note 10 to the Consolidated Financial Statements for more details). Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions as compared to the same period in the prior fiscal year, driven primarily by the one-time charges in the first fiscal quarter of 2019 related to the impairment of the Alios in-process research and development intangible asset taxed in the U.S. at 21.0% and additional tax benefits received from stock based compensation that were either exercised or vested during the fiscal first quarter.
As of March 29, 2020, the Company had approximately $3.2 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company currently expects completion of this audit and settlement of the related tax liabilities in the fiscal year 2020. As of March 29, 2020, the Company has classified unrecognized tax benefits and related interest of approximately $0.2 billion as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet. This is the amount expected to be paid over the next 12 months with respect to the IRS audit. During the first fiscal quarter of 2020, the Company made a payment of approximately $0.6 billion to the U.S. Treasury with respect to the 2010-2012 tax audit in anticipation of a final settlement later in the fiscal year 2020. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability.

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

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for the fiscal first quarters of 2020 and 2019 include the following components:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service cost	$326	276	72	68
Interest cost	240	275	33	46
Expected return on plan assets	(614)	(583)	(2)	(2)
Amortization of prior service cost/(credit)	—	1	(8)	(8)
Recognized actuarial losses	223	144	36	32
Curtailments and settlements	19	(1)	—	—
Net periodic benefit cost	$194	112	131	136

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal first quarter ended March 29, 2020, the Company contributed $23 million and $9 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 29, 2019	$(8,705)	—	(6,891)	(295)	(15,891)
Net change	(1,519)	2	195	970	(352)
March 29, 2020	$(10,224)	2	(6,696)	675	(16,243)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal first quarters ended March 29, 2020 and March 31, 2019:

	Fiscal First Quarter Ended
(Shares in Millions)	March 29, 2020	March 31, 2019
Basic net earnings per share	$2.20	1.41
Average shares outstanding — basic	2,633.7	2,660.8
Potential shares exercisable under stock option plans	126.0	136.7
Less: shares which could be repurchased under treasury stock method	(89.4)	(99.4)
Convertible debt shares	0.7	0.7
Average shares outstanding — diluted	2,671.0	2,698.8
Diluted net earnings per share	$2.17	1.39

The diluted net earnings per share calculation for both the fiscal first quarters ended March 29, 2020 and March 31, 2019 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense. The diluted net earnings per share calculation for the fiscal first quarter ended March 29, 2020 excluded 10 million shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal first quarter ended March 31, 2019 included all shares related to stock options, as there were no options or other instruments which were anti-dilutive.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2020	March 31, 2019	Percent Change

Consumer Health*
Baby Care
U.S.	$92	87	6.7%
International	269	307	(12.4)
Worldwide	361	394	(8.2)
Skin Health/Beauty
U.S.	659	588	12.1
International	458	502	(8.8)
Worldwide	1,117	1,090	2.5
Oral Care
U.S.	176	151	16.2
International	219	216	1.5
Worldwide	395	367	7.6
OTC
U.S.	689	507	35.9
International	659	580	13.7
Worldwide	1,348	1,087	24.1
Women's Health
U.S.	4	3	32.0
International	228	222	2.5
Worldwide	232	225	2.9
Wound Care/Other
U.S.	119	102	17.0
International	52	53	(1.2)
Worldwide	171	155	10.7
TOTAL Consumer Health
U.S.	1,740	1,438	21.0
International	1,885	1,880	0.3
Worldwide	3,625	3,318	9.2
* Previously referred to as Consumer

PHARMACEUTICAL
Immunology
U.S.	2,410	2,163	11.4
International	1,228	1,088	12.8
Worldwide	3,638	3,251	11.9
REMICADE®
U.S.	625	774	(19.3)
U.S. Exports	110	76	44.3
International	256	252	1.5
Worldwide	990	1,102	(10.2)
SIMPONI / SIMPONI ARIA®
U.S.	272	263	3.4
International	258	261	(1.2)
Worldwide	529	524	1.1
STELARA®
U.S.	1,217	882	37.9
International	603	523	15.2
Worldwide	1,819	1,405	29.5
TREMFYA®
U.S.	187	168	11.5
International	109	49	*
Worldwide	296	217	36.4
OTHER IMMUNOLOGY
U.S.	—	—	—
International	3	3	(6.9)
Worldwide	3	3	(6.9)

Infectious Diseases
U.S.	436	357	22.3
International	483	489	(1.2)
Worldwide	920	846	8.7
EDURANT® / rilpivirine
U.S.	12	12	0.6
International	212	199	6.4
Worldwide	224	211	6.1
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	396	315	25.5
International	184	208	(11.6)
Worldwide	579	523	10.8
OTHER INFECTIOUS DISEASES
U.S.	29	30	(3.4)
International	87	82	6.7
Worldwide	116	112	4.0

Neuroscience
U.S.	748	723	3.3
International	910	905	0.5
Worldwide	1,658	1,629	1.8
CONCERTA® / methylphenidate
U.S.	52	97	(46.1)
International	118	116	1.5
Worldwide	171	214	(20.1)
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	544	483	12.6
International	339	307	10.3
Worldwide	883	790	11.7
RISPERDAL CONSTA®
U.S.	76	77	(0.3)
International	94	102	(8.7)
Worldwide	170	179	(5.1)
OTHER NEUROSCIENCE
U.S.	75	66	12.5
International	360	379	(5.1)
Worldwide	435	446	(2.5)

Oncology
U.S.	1,175	962	22.1
International	1,839	1,556	18.2
Worldwide	3,013	2,518	19.7
DARZALEX®
U.S.	463	352	31.8
International	474	277	70.9
Worldwide	937	629	49.0
ERLEADA®
U.S.	119	58	*
International	24	3	*
Worldwide	143	61	*
IMBRUVICA®
U.S.	432	349	23.9
International	599	435	37.8
Worldwide	1,031	784	31.6
VELCADE®
U.S.	—	—	—
International	108	263	(59.0)
Worldwide	108	263	(59.0)
ZYTIGA® / abiraterone acetate
U.S.	139	185	(25.2)
International	552	494	11.7
Worldwide	690	679	1.6

OTHER ONCOLOGY
U.S.	22	18	20.1
International	82	84	(2.7)
Worldwide	104	102	1.3

Pulmonary Hypertension
U.S.	486	430	13.0
International	260	226	14.9
Worldwide	745	656	13.7
OPSUMIT®
U.S.	229	172	33.0
International	160	133	20.2
Worldwide	389	306	27.4
UPTRAVI®
U.S.	212	176	20.7
International	38	22	70.2
Worldwide	250	198	26.2
OTHER PULMONARY HYPERTENSION
U.S.	44	82	(45.9)
International	62	71	(12.4)
Worldwide	106	152	(30.4)

Cardiovascular / Metabolism / Other
U.S.	806	947	(14.9)
International	354	398	(11.0)
Worldwide	1,160	1,345	(13.8)
XARELTO®
U.S.	527	542	(2.7)
International	—	—	—
Worldwide	527	542	(2.7)
INVOKANA® / INVOKAMET®
U.S.	117	154	(23.6)
International	58	49	18.6
Worldwide	175	202	(13.5)
PROCRIT® / EPREX®
U.S.	76	148	(48.5)
International	79	78	0.4
Worldwide	155	226	(31.6)
OTHER
U.S.	85	104	(18.0)
International	217	271	(19.7)
Worldwide	302	374	(19.2)

TOTAL PHARMACEUTICAL
U.S.	6,061	5,582	8.6
International	5,073	4,662	8.8
Worldwide	11,134	10,244	8.7

MEDICAL DEVICES
Interventional Solutions
U.S.	365	343	6.6
International	362	389	(6.9)
Worldwide	727	732	(0.6)
Orthopaedics
U.S.	1,250	1,318	(5.2)
International	788	885	(11.0)
Worldwide	2,038	2,204	(7.5)
HIPS
U.S.	206	213	(3.6)
International	132	148	(11.2)
Worldwide	337	361	(6.7)
KNEES
U.S.	214	223	(4.2)
International	130	146	(11.4)
Worldwide	343	369	(7.0)
TRAUMA
U.S.	407	417	(2.3)
International	247	268	(8.0)
Worldwide	654	685	(4.5)
SPINE, SPORTS & OTHER
U.S.	423	465	(8.9)
International	280	323	(13.3)
Worldwide	703	788	(10.7)
Surgery
U.S.	844	1,001	(15.7)
International	1,257	1,394	(9.8)
Worldwide	2,100	2,395	(12.3)
ADVANCED
U.S.	381	404	(5.7)
International	567	576	(1.6)
Worldwide	948	980	(3.3)
GENERAL
U.S.	463	597	(22.5)
International	690	818	(15.7)
Worldwide	1,153	1,414	(18.5)
Vision
U.S.	439	446	(1.6)
International	628	682	(8.0)
Worldwide	1,067	1,129	(5.5)
CONTACT LENSES / OTHER
U.S.	346	321	7.7
International	467	502	(7.0)
Worldwide	814	824	(1.3)
SURGICAL
U.S.	93	125	(25.5)

International	160	180	(11.0)
Worldwide	253	305	(16.9)

TOTAL MEDICAL DEVICES
U.S.	2,898	3,109	(6.8)
International	3,034	3,350	(9.4)
Worldwide	5,932	6,459	(8.2)

WORLDWIDE
U.S.	10,699	10,129	5.6
International	9,992	9,892	1.0
Worldwide	$20,691	20,021	3.3%

*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2020	March 31, 2019	Percent Change
Consumer Health (1)	$770	741	3.9%
Pharmaceutical(2)	3,834	2,331	64.5
Medical Devices(3)	2,025	1,497	35.3
Segment earnings before provision for taxes	6,629	4,569	45.1
Less: Expense not allocated to segments (4)	120	147
Worldwide income before tax	$6,509	4,422	47.2%

(1) Includes a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd. (DR. CI: LABO) in the fiscal first quarter of 2019. Includes amortization expense of $0.1 billion in both the fiscal first quarters of 2020 and 2019, respectively.

(2) Includes an in-process research and development expense of $0.9 billion related to the Alios asset in the fiscal first quarter of 2019. Includes litigation expense of $0.1 billion and $0.3 billion in the fiscal first quarter of 2020 and 2019, respectively. Includes an unrealized loss on securities of $0.3 billion in the fiscal first quarter of 2020 and an unrealized gain on securities of $0.1 billion in the fiscal first quarter of 2019. Additionally, the fiscal first quarter of 2019 includes a research and development expense of $0.3 billion for an upfront payment related to argenx. Includes amortization expense of $0.8 billion in both the fiscal first quarters of 2020 and 2019.
(3) Includes a contingent consideration reversal of $1.0 billion in the fiscal first quarter of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition. Includes litigation expense of $0.1 billion in the fiscal first quarter of 2019. Includes a restructuring related charge of $0.1 billion and amortization expense of $0.2 billion in both the fiscal first quarters of 2020 and 2019.
(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal First Quarter Ended
(Dollars in Millions)	March 29, 2020	March 31, 2019	Percent Change
United States	$10,699	10,129	5.6%
Europe	4,827	4,609	4.7
Western Hemisphere, excluding U.S.	1,502	1,503	(0.1)
Asia-Pacific, Africa	3,663	3,780	(3.1)
Total	$20,691	20,021	3.3%

NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

During the fiscal first quarter of 2020, the Company completed the acquisition of all rights to the investigational compound bermekimab, which has multiple dermatological indications, along with certain employees from XBiotech Inc., for a purchase price of $0.8 billion. The fair value of the acquisition was allocated primarily to non-amortizable intangible assets, primarily IPR&D, for $0.8 billion. XBiotech may be eligible to receive additional payments upon the receipt of certain commercialization authorizations. The transaction was accounted for as a business combination and included in the Pharmaceutical segment. Additionally, the Company completed the acquisition of all outstanding shares in Verb Surgical Inc., a company with world-class robotics and data science capabilities, including those shares previously held by Verily.
The transaction was accounted for as a business combination and included in the Medical Devices segment. The fair value of the acquisition was allocated primarily to non-amortizable intangible assets, primarily IPR&D, for $0.4 billion, goodwill for $0.2 billion, other assets of $0.2 billion and liabilities assumed of $0.3 billion. The fair value of the Company's previously held equity investment in Verb Surgical Inc. was $0.4 billion.

On April 1, 2019, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health was a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company treated this transaction as a business combination and included it in the Medical Devices segment. The fair value of the acquisition was allocated primarily to amortizable and non-amortizable intangible assets, primarily IPR&D, for $3.0 billion, goodwill for $2.0 billion, marketable securities of $0.2 billion and liabilities assumed of $1.8 billion, which includes the fair value of the contingent payments mentioned above, subject to any subsequent valuation adjustments within the measurement period. As of
March 29, 2020, there were no valuation adjustments to the assets acquired but during the fiscal first quarter of 2020, the Company recorded Other income of $1.0 billion for the reversal of the contingent consideration related to the timing of certain developmental and commercial milestones, which are not expected to be met based on the Company’s current timelines. As of March 29, 2020, the fair value of the remaining contingent consideration is $0.2 billion. Further, the Company re-assessed the current value of the Auris IPR&D assets in connection with the modified development timeline and determined the fair value still exceeds the carrying value.

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

The Company treated this transaction as a business combination and included it in the Consumer Health segment. During the fiscal first quarter of 2020, the Company finalized the purchase price allocation. At March 29, 2020, the fair value of the acquisition was allocated primarily to amortizable intangible assets for $1.5 billion, goodwill for $1.2 billion and liabilities assumed of $0.4 billion. The adjustments made since the date of acquisition were $0.1 billion to intangible assets, accrued liabilities, deferred taxes on income and property, plant and equipment with the offset to goodwill. The amortizable intangible assets were comprised of brand/trademarks and customer relationships with a weighted average life of 15.3 years. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes.

During the fiscal third quarter of 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil Inc. to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of certain employees and manufacturing sites. The majority of the transfers were completed in 2019 with a minor amount remaining in 2020. As of March 29, 2020, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory and property, plant and equipment, net. For additional details on the global supply chain restructuring see Note 12 to the Consolidated Financial Statements.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; supplier indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business. Due to the ongoing impacts of the COVID-19 pandemic, certain trials have been rescheduled or delayed. The Company continues to monitor its legal proceedings as the situation develops.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of March 29, 2020, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of March 29, 2020, in the United States there were approximately 940 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 9,500 with respect to the PINNACLE® Acetabular Cup System; 16,500 with respect to pelvic meshes; 10,900 with respect to RISPERDAL®; 24,600 with respect to XARELTO®; 19,400 with respect to body powders containing talc; 300 with respect to INVOKANA®; and 3,500 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany, India and Italy. In

November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, therefore bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle two pending class actions which have been approved by the Québec Superior Court and the Supreme Court of British Columbia. The British Columbia order is currently the subject of the Company's appeal to broaden the scope of participants. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. The MDL Court is remanding cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and Belgium, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court entered damages awards to the three Lead Applicants. With respect to other group members, there will be an individual case assessment process which will require proof of use and causally related loss. The class actions in Canada are expected to be discontinued in 2020 as a result of a settlement of a group of cases, subject to court approval of the discontinuance. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

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

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a recent verdict in October 2019 of $8 billion of punitive damages related to one single plaintiff which was subsequently reduced in January 2020 to $6.8 million by the trial judge. The Company will appeal the final judgment. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson (J&J); and JPI’s collaboration partner for XARELTO®, Bayer AG and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases have been consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in Los Angeles, California. Class action lawsuits also have been filed in Canada. In March 2019, JPI and J&J announced an agreement in principle to the settle the XARELTO® cases in the United States; the settlement agreement was executed in May 2019, the settlement became final in December 2019, and the settlement was funded in January 2020. This resolved the majority of cases pending in the United States. The Company has established accruals for its costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending product liability lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, as well as outside the United States. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the District of New Jersey. In the multi-district litigation, the parties have moved to exclude experts, known as Daubert motions. The Court held Daubert hearings in mid-July 2019 and a final round of briefing was submitted to the Court. In April 2020, the Court issued rulings which limit the scope of testimony, including some theories and testing methods, for certain plaintiff expert witnesses and denied the attempt to limit the scope of testimony of certain of the Company’s witnesses.  The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in July 2018 of $4.7 billion. The Company believes that it has strong grounds on appeal to overturn these verdicts. The Company has established an accrual primarily for defense costs in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy).  The Imerys Bankruptcy relates to Imerys’ potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims).  In its bankruptcy filing, Imerys noted certain claims it alleges it has against the Company for indemnification and rights to joint insurance proceeds.  Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the Bankruptcy Code.  The Company's petition was denied and the state court talc lawsuits that have been removed to federal court on such basis have been remanded.  The Company previously proposed to resolve Imerys' (and the Company’s) obligations arising out of the Talc Claims by agreeing to assume the defense of litigation of all Talc Claims involving the Company's products, waiving the Company’s indemnification claims against Imerys, and lifting the automatic stay to enable the Talc Claims to proceed outside the bankruptcy forum with the Company agreeing to settle or pay any judgment against Imerys. In addition, the Company has objected to Imerys’ fourth request to extend the time during which the debtor has the exclusive right to file a Chapter 11 plan.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiffs are seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, Defendants answered the complaint.

In October 2018, a shareholder derivative lawsuit was filed against Johnson & Johnson as the nominal defendant and its current directors as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In June 2019, the shareholder filed an additional complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. The Court has not yet ruled in the books and records action. In September 2019, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the shareholder derivative lawsuit, and dismissed the complaint without prejudice. In October 2019, the shareholder filed a notice of appeal with the United States Court of Appeals for the Third Circuit. In January 2020, the shareholder voluntarily dismissed his appeal, with prejudice. Four additional shareholder derivative lawsuits have been filed in New Jersey making similar allegations against the Company and its current directors and certain officers. In February 2020, these four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation, and the shareholders have until May 2020 to file a consolidated complaint or identify a previously filed complaint as the operative complaint.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder. Plaintiffs are seeking damages and injunctive relief. Defendants filed a motion to dismiss. In April 2020, the Court granted the motion to dismiss but granted leave to amend.

A lawsuit is pending in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act relating to JOHNSON’S® Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend.

In January 2020, the Abtahi Law Group filed an action under Proposition 65 against Johnson & Johnson and Johnson & Johnson Consumer Inc. as well as a number of other alleged talcum powder manufacturers and distributors, including one California company. In that action, the plaintiff alleges contamination of talcum powder products with unsafe levels of arsenic, hexavalent chromium and lead. The plaintiff seeks civil penalties and injunctive relief.

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

Medical Devices
In March 2013, Medinol Ltd. (Medinol) filed a patent infringement lawsuit against Cordis Corporation (Cordis) and Johnson & Johnson in the United States District Court for the Southern District of New York alleging that Cordis’s sales of the CYPHER™ and CYPHER SELECT™ stents made in the United States since 2005 willfully infringed four of Medinol's patents directed to the geometry of articulated stents. Although Johnson & Johnson has since sold Cordis, it has retained liability for this case. After the trial in January 2014, the district court dismissed the case, finding Medinol unreasonably delayed bringing its claims (the laches defense). In September 2014, the district court denied a motion by Medinol to vacate the judgment and grant it a new trial. Medinol appealed the decision to the United States Court of Appeals for the Federal Circuit. In March 2017, the United States Supreme Court held that the laches defense is not available in patent cases. In April 2018, the United States Court of Appeals for the Federal Circuit remanded the case back to the district court to reconsider Medinol’s motion for a new trial. In March 2019, the district court denied Medinol’s motion for a new trial. In April 2019, Medinol appealed, and the appellate court will conduct a hearing in June 2020.

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

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (the ’735 patent); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (the ’284 patent), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (the ’310 patent); 9,084,608; 9,241,759 (the ’759 patent) and 9,113,882, and seeking damages and an injunction. Covidien filed a motion for preliminary injunction, which was denied in October 2017. The parties have entered joint stipulations such that only the ’310 patent and the ’759 patent remain in dispute. A bench trial concluded in March 2020. In April 2020, the district court issued a decision in Ethicon’s favor, finding that the ENSEAL® X1 device does not infringe any asserted claim.

In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412 (the ’412 patent). Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. In December 2016, Acclarent filed a petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO) challenging the validity of the ’412 patent. The USPTO instituted the IPR in July 2017. In July

2018, the USPTO ruled in favor of Albritton in the IPR, finding that Acclarent had not met its burden of proof that the challenged claims were invalid. In October 2019, the Court of Appeals affirmed the USPTO’s Patent Trial and Appeal Board. In June 2019, the parties filed cross motions for summary judgment in the district court. The district court denied most motions for summary judgment, and trial will go forward on all of Dr. Albritton’s claims. The trial is scheduled to begin in September 2020.

In November 2017, Board of Regents, The University of Texas System and TissueGen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® PDS® Antibacterial Sutures and STRATAFIX® MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 and 7,033,603 (the ’603 patent) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the USPTO, seeking Inter Partes Review (IPR) of both asserted patents. Those petitions have been stayed by the USPTO pending a decision by the U.S. Supreme Court in an unrelated case. The stay has been lifted and the USPTO’s institution decision is expected in June 2020. UT dismissed the ’603 patent from the suit and no longer accuses PDS® Plus Antibacterial Sutures or STRATAFIX® PDS® Plus Antibacterial Sutures of infringement. The district court trial is scheduled for June 2020.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (“Intuitive”) filed a patent infringement suit against Auris Health, Inc. (“Auris”) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200 patent); 6,491,701 (’701 patent); 6,522,906 (’906 patent); 6,800,056 (’056 patent); 8,142,447 (’447 patent); 8,620,473 (’473 patent); 8,801,601 (’601 patent); and 9,452,276 (’276 patent) based on Auris’ Monarch™ Platform. Auris filed Petitions for Inter Partes Review with the USPTO regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. Intuitive subsequently dropped the ’200 and ’701 patents from the suit. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’200, ’447, ’701 and ’906 patents and denied review of the ’276 patent. The district court trial is scheduled to begin in January 2021.

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

In March 2020, Osteoplastics, LLC filed a patent infringement suit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., Medical Device Business Services, Inc., and Synthes, Inc. in the United States District Court for the District of Delaware. In the suit, Osteoplastics alleges willful infringement of U.S. Patent Nos. 8,781,557; 9,929,920; 9,330,206; 9,626,756; 9,672,617; 9,672,302; and 9,275,191 based on the PROPLAN CMF® Virtual Surgical Planning Services and the TruMatch® CMF Personalize Solutions. In April 2020, Osteoplastics filed an amended complaint to substitute U.S. Patent No. 9, 292,920 for U.S. Patent No. 9,929,920. Osteoplastics seeks monetary damages and injunctive relief.

Pharmaceutical
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

In June 2016, JBI filed two additional patent infringement lawsuits asserting the ’083 patent, one against Celltrion and Hospira in the United States District Court for the District of Massachusetts and the other against HyClone Laboratories, Inc., the manufacturer of the cell culture media that Celltrion uses to make its biosimilar product, in the United States District Court for the District of Utah. JBI seeks monetary damages and other relief. In October 2017, the district court in the Massachusetts action denied Celltrion and Hospira’s motion to dismiss for lack of standing. In July 2018, the district court in the Massachusetts action granted Celltrion’s motion for summary judgment of non-infringement and entered an order dismissing the ’083 lawsuit against Celltrion and Hospira. JBI appealed to the United States Court of Appeals for the Federal Circuit, and Celltrion and Hospira cross-appealed on the standing issue. In November 2019, the United States District Court for the District of Utah administratively closed the case against HyClone. In March 2020, the United States Court of Appeals for the Federal Circuit affirmed the decision of the United States District Court for the District of Massachusetts.

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

In January 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a film-coated generic version of ZYTIGA® before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In January 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) and the Minister of Health in Canada in response to Pharmascience’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® 250 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In November 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience and the Minister of Health in Canada in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of ZYTIGA®, 500 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In June 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. (collectively, DRL) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In each of these Canadian actions, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’422 patent.

XARELTO®
Beginning in October 2015, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of XARELTO® before expiration of Bayer’s United States Patent Nos. 7,157,456, 7,585,860 and 7,592,339 relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patents. The following generic companies were named defendants: Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo); Breckenridge Pharmaceutical, Inc. (Breckenridge); InvaGen Pharmaceuticals Inc. (InvaGen); Micro Labs USA Inc. and Micro Labs Ltd (collectively, Micro); Mylan Pharmaceuticals Inc. (Mylan); Prinston Pharmaceuticals, Inc.; Sigmapharm Laboratories, LLC (Sigmapharm); Torrent Pharmaceuticals, Limited and Torrent Pharma Inc. (collectively, Torrent). The trial concluded in April 2018. In July 2018 the district court entered judgment against Mylan and Sigmapharm, holding that the asserted compound patent is valid and infringed. In September 2018, the district court entered judgment against the remaining defendants. None of the defendants appealed the judgment.
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

In March 2020, JPI and Bayer entered into settlement agreements with each of Alembic and Lupin. In April 2020, JPI and Bayer entered into settlement agreements with each of Aurobindo and Teva.

The consolidated ’218 cases involving InvaGen and Taro have been stayed.

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

In April 2020, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Marcan Pharmaceuticals Inc. (Marcan) and the Minister of Health in Canada in response to Marcan’s filing of an ANDS seeking approval to market a generic version of Prezista before the expiration of Canadian Patent No. 2,485,834

(the ’834 patent). Janssen is seeking an order enjoining Marcan from marketing its generic version of PREZISTA® before the expiration of the ’834 patent.

INVOKANA®/INVOKAMET®/INVOKAMET XR®

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA®, INVOKAMET® and/or INVOKAMET® XR before expiration of MTPC’s United States Patent Nos. 7,943,582 (the ’582 patent) and/or 8,513,202 (the ’202 patent) relating to INVOKANA®, INVOKAMET® and/or INVOKAMET® XR. Janssen is the exclusive licensee of the asserted patents. The following generic companies were named as defendants: Apotex Inc. and Apotex Corp. (Apotex); Aurobindo Pharma USA Inc. (Aurobindo); Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc.; InvaGen Pharmaceuticals, Inc. (InvaGen); Prinston Pharmaceuticals Inc.; Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL); Hetero USA, Inc., Hetero Labs Limited Unit V and Hetero Labs Limited; MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc. (MSN); Laurus Labs Ltd.; Indoco Remedies Ltd.; Zydus Pharmaceuticals (USA) Inc. (Zydus); Sandoz, Inc. (Sandoz); Teva Pharmaceuticals USA, Inc.; and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin). These cases were consolidated into one action (Polymorph Main Action), which is scheduled for trial starting in June 2020. In February 2020, the lawsuit against Macleods and DRL was dismissed.

Beginning in July 2017, Janssen and MTPC filed patent infringement lawsuits in the United States District Court for the District of New Jersey against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA®, INVOKAMET® and/or INVOKAMET® XR before expiration of MTPC’s United States Patent No. 7,943,788 (the ’788 patent), 8,222,219 (the ’219 patent) and/or 8,785,403 (the ’403 patent) relating to INVOKANA®, INVOKAMET® and/or  INVOKAMET® XR Janssen is the exclusive licensee of the asserted patents. The following generic companies were named as defendants:  Sandoz, Zydus and Aurobindo. These cases were consolidated into one action (Compound Main Action), which was scheduled for trial in May 2020 but is being rescheduled.  The lawsuit against Sandoz was dismissed in February 2020.

In July 2019, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET XR® before expiration of the ’788 patent. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against DRL, who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of the ’788 patent. In March 2020, Janssen and MTPC initiated patent infringement lawsuits in the United States District Court for the District of New Jersey against Aurobindo, who filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’788 patent, ’219 patent, ’403 patent, ’582 patent, and ’202 patent. These lawsuits have not been consolidated with the Main Actions.

Janssen and MTPC entered into a settlement agreement with Indoco in March 2020.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) and Amneal Pharmaceuticals LLC (Amneal), each of whom filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781 (the ’781 patent). In the lawsuit, Actelion is seeking an order enjoining Zydus and Amneal from marketing generic versions of OPSUMIT® before the expiration of the patent. Amneal and Zydus have stipulated to infringement. In February 2020, Actelion and Amneal entered into a settlement agreement. The trial against Zydus is scheduled to commence in October 2020.

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

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906 (the ’906 patent). Trial was scheduled to begin in June 2020 but is being rescheduled.

In August 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent. In February 2020, Mylan filed a Petition for Inter Partes Review with the USPTO seeking to invalidate the ’906 patent.

In December 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Courts for the Districts of New Jersey and Delaware against Pharmascience Inc., Mallincrodt PLC and Specgx LLC (collectively, Pharmascience), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent.

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (collectively, Janssen) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) and the Minister of Health in response to Teva's filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 (the ’629 patent) and 2,655,335 (the ’335 patent). Janssen subsequently discontinued the portion of the lawsuit relating to the ’629 patent. The final hearing took place in February 2020. In April 2020, the Canadian Federal Court issued a Draft CONFIDENTIAL Judgment and Reasons (Draft Judgment) declaring that Teva’s generic version of INVEGA SUSTENNA®, if approved, would infringe claims of the ’335 patent and that the claims of the ’335 patent are not invalid for obviousness. The Draft Judgment will be made final after the parties have made submissions on the redaction of any confidential information.

In April 2020, Janssen Inc. and Janssen Pharmaceutica NV (together, Janssen) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) and the Minister of Health in response to Pharmascience's filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent No. 2,655,335.

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

In March 2019, Sandoz filed an Inter Partes Review (IPR) in the USPTO, seeking to invalidate United States Patent No. 9,795,604.

In February 2020, Pharmacyclics and JBI entered into settlement agreements with Fresenius Kabi.

In March 2020, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen, Zydus, Sun and Sandoz asserting infringement of United States Patent No. 10,478,439.

In April 2020, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Zydus, who filed an ANDA seeking approval to market generic versions of IMBRUVICA® tablets, asserting infringement of United States Patent Nos. 7,514,444, 8,003,309, 8,476,284, 8,497,277, 8,697,711, 8,753,403, 8,754,090, 8,754,091, 8,952,015, 8,957,079, 9,181,257, 9,296,753, 9,655,857, 9,725,455, 10,010,507, 10,106,548, 10,125,140, 10,213,286 and 10,478,439.

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

UPTRAVI®

In April 2020, Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against a number of generic companies who filed ANDAs seeking approval to market generic versions of UPTRAVI® before expiration of Nippon Shinyaku’s United States Patent Nos. 7,205,302; 8,791,122; and 9,284,280 relating to UPTRAVI® . Actelion is the exclusive licensee of the asserted patents. The following generics are named defendants in the complaint: Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals Inc. (Alembic); MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. (MSN); Aizant Drug Research Solutions Private Limited (Aizant); VGYAAN Pharmaceuticals LLC (VGYAAN); and Zydus Pharmaceuticals (USA), Inc. and Zydus Worldwide DMCC (Zydus)

Actelion and Nippon Shinyaku are seeking an order enjoining the defendants from marketing generic versions of UPTRAVI® before the expiration of the relevant patents.

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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 2,900 lawsuits related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina; Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are more than 370 cases pending in various state courts. There are over 2,600 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In addition, the Province of British Columbia filed suit in Canada. In October 2019, an anti-trust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these lawsuits, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by states, cities and counties. The Company cannot predict if or when the agreement will be finalized and individual cases are ongoing.

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

In November 2019, a shareholder filed a derivative complaint against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In December 2019, two additional shareholders filed two separate derivative complaints making similar allegations against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the United States District for the District of New Jersey. The parties to those two cases are conferring regarding consolidation and a scheduling stipulation.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the district court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the district court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the district court. The Court has granted the relators’ motion to stay discovery pending adjudication of outstanding motions.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019 and concluded in September 2019. The trial date for the Kentucky case was scheduled for September 2019 but has been adjourned and no new trial date has been scheduled. The trial date for the Mississippi case is scheduled for April 2021. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. The Company intends to appeal the decision. In April 2020, the Company settled the West Virginia case.
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
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The matter is stayed pending interlocutory appeal of a December 2018 denial of Johnson & Johnson and JJCI's motion for summary judgment. The Mississippi Supreme Court granted J&J and JJCI's request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020.

Forty-one states have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company, nor has the multi-state group sought any documents or other information.

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

In March 2017, Janssen Biotech, Inc. received a Civil Investigative Demand from the United States Department of Justice regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE® or SIMPONI ARIA®. In August 2019, the Unites States Department of Justice notified Janssen Biotech, Inc. that it was closing the investigation. Subsequently, the United States District Court for the District of Massachusetts unsealed a qui tam False Claims Act complaint, which was served on the Company. The Department of Justice had declined to intervene in the qui tam lawsuit in August 2019. The Company has filed a motion to dismiss the relator’s complaint.

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

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. In May 2019, US CBP issued its Mitigation Decision and determined that Janssen Ortho had negligently misrepresented that darunavir ethanolate is entitled to duty free treatment. In June 2019, Janssen Ortho filed a Supplemental Petition for Relief. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. The trial in the Classification Litigation was held in July 2019. In February 2020, the Court ruled that darunavir ethanolate is eligible for duty free treatment. In April 2020, the United States filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.

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

In June 2018, Walgreen Co. and Kroger Co, filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In March 2019, summary judgment was granted in favor of Janssen. In February 2020, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision.

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to Johnson & Johnson in connection with its investigation of whether Janssen’s REMICADE® contracting practices violate federal antitrust laws. The Company has produced documents and information responsive to the Civil Investigative Demand.

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries, alleging that the defendants violated the United States Anti-Terrorism Act.  The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In January 2020, plaintiffs filed a Third Amended Complaint adding further plaintiffs to the lawsuit. In February 2020, the Company moved to dismiss the Third Amended Complaint.

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

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. Several additional complaints were filed thereafter in Virginia and New Jersey. The complaints generally allege that the defendants violated the antitrust and consumer protections laws of several states and the Sherman Act by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry. The Virginia cases have been transferred to the United States District Court for the District of New Jersey and consolidated with the New Jersey case for pretrial purposes.

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers-Squibb and Japan Tobacco. In March 2020, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs filed an amended complaint in April 2020.

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

In November 2019, Johnson & Johnson received a demand for indemnification from Pfizer Inc., pursuant to the 2006 Stock and Asset Purchase Agreement between the Company and Pfizer. Also in November 2019, Johnson & Johnson, Inc. received a demand for indemnification from Sanofi Consumer Health, Inc., pursuant to the 2016 Asset Purchase Agreement between J&J, Inc. and Sanofi. In January 2020, Johnson & Johnson received a demand for indemnification from Boehringer Ingelheim Pharmaceuticals, Inc., pursuant to the 2006 Asset Purchase Agreement among the Company, Pfizer, and Boehringer Ingelheim. The notices seek indemnification for legal claims related to over-the-counter Zantac (ranitidine) products. Plaintiffs in the underlying actions allege that Zantac and other over-the-counter ranitidine medications contain unsafe levels of NDMA (N-nitrosodimethylamine) and can cause and/or have caused various cancers in patients using the products, and seek injunctive and monetary relief.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

NOTE 12— RESTRUCTURING

The Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the global supply chain restructuring strategic collaborations see Note 10 to the Consolidated Financial Statements. In the fiscal first quarter of 2020, the Company recorded a pre-tax charge of $118 million, which is included on the following lines of the Consolidated Statement of Earnings, $58 million in restructuring, $15 million in cost of products sold and $45 million in other (income) expense. Total project costs of approximately $1.0 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated spending through the fiscal first quarter of 2020:

(Dollars in Millions)	Severance	Asset Write-offs	Other(2)		Total
Reserve balance, December 29, 2019	$164	—	16		180

Current year activity:
Charges	—	11	107		118
Cash payments	(6)	—	(99)		(105)
Settled non cash	—	(11)	(17)	(3)	(28)

Reserve balance, March 29, 2020(1)	$158	—	7		165
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

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. There have been no material changes to the risk factors as previously disclosed in the Company's Annual Report on Form 10-K, except as follows:

Global health crises and pandemics, such as the global outbreak of the novel coronavirus (COVID-19), could cause disruptions in our business.

The recent global outbreak of COVID-19 could cause disruptions to the Company's business and have a negative impact on the Company's revenues and operating results. While the Company has robust business continuity plans in place across its global supply chain network to help mitigate the impact of COVID-19, these efforts may not completely prevent its business from being adversely affected. The extent to which COVID-19 impacts the Company's operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any prolonged restrictive measures implemented in order to control the spread of the disease. In particular, the continued global spread of COVID-19 could adversely impact the Company's operations, including, among other things, its manufacturing operations, supply chain, sales and marketing and clinical trial operations. Any of these factors could adversely affect the Company's business, operating results or financial condition.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal first quarter of 2020, worldwide sales were $20.7 billion, a total increase of 3.3%, including operational growth of 4.8% as compared to 2019 fiscal first quarter sales of $20.0 billion. Currency fluctuations had a negative impact of 1.5% for the fiscal first quarter of 2020. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.8%. The estimated impact of COVID-19 on worldwide operational sales was approximately negative 1.0%.

Sales by U.S. companies were $10.7 billion in the fiscal first quarter of 2020, which represented an increase of 5.6% as compared to the prior year. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 1.1%. Sales by international companies were $10.0 billion, an increase of 1.0%, including operational growth of 4.0%, offset by a negative currency impact of 3.0% as compared to the fiscal first quarter sales of 2019. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.5%.

In the fiscal first quarter of 2020, sales by companies in Europe achieved growth of 4.7%, which included operational growth of 7.5% partially offset by a negative currency impact of 2.8%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 0.1%, which included operational growth of 8.5%, offset by a negative currency impact of 8.6%. Sales by companies in the Asia-Pacific, Africa region experienced a sales decline of 3.1%, including an operational decline of 1.9% and a negative currency impact of 1.2%.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer Health*

Consumer Health segment sales in the fiscal first quarter of 2020 were $3.6 billion, an increase of 9.2% as compared to the same period a year ago, including operational growth of 11.3% and a negative currency impact of 2.1%. U.S. Consumer Health segment sales increased by 21.0%. International Consumer Health segment sales increased by 0.3%, including operational growth of 3.9% partially offset by a negative currency impact of 3.6%. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a positive 0.3%. The estimated net impact of COVID-19 on the Consumer Health segment operational sales growth was a positive 7.0% primarily driven by increased stocking.

Major Consumer Health* Franchise Sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 29, 2020	March 31, 2019	Total Change	Operations Change	Currency Change
OTC	$1,348	$1,087	24.1%	25.8%	(1.7)%
Skin Health/Beauty**	1,117	1,090	2.5	3.5	(1.0)
Oral Care	395	367	7.6	9.8	(2.2)
Baby Care	361	394	(8.2)	(4.9)	(3.3)
Women’s Health	232	225	2.9	9.2	(6.3)
Wound Care/Other	171	155	10.7	11.8	(1.1)
Total Consumer Health* Sales	$3,625	$3,318	9.2%	11.3%	(2.1)%
* Previously referred to as Consumer
** Previously referred to as Beauty

The OTC franchise achieved operational growth of 25.8% as compared to the prior year fiscal first quarter. Growth was primarily driven by COVID-19 related demand, TYLENOL® and MOTRIN® in analgesics, upper respiratory including ZYRTEC®, digestive health and ZARBEES® Naturals.

The Skin Health/Beauty franchise achieved operational growth of 3.5% as compared to the prior year fiscal first quarter. Growth was primarily driven by sales from NEUTROGENA® and AVEENO® products partially offset by COVID-19 related impacts in the Asia Pacific region.

The Oral Care franchise achieved operational growth of 9.8% as compared to the prior year fiscal first quarter primarily due to market growth for LISTERINE® mouthwash due to COVID-19 as well as new U.S. product innovation.

The Baby Care franchise experienced an operational decline of 4.9% as compared to the prior year fiscal first quarter. The decline was primarily due to COVID-19 related impacts in the Asia Pacific and Europe regions and the U.S. Baby Center divestiture partially offset by strength in AVEENO® baby.

The Women’s Health franchise achieved operational growth of 9.2% as compared to the prior year fiscal first quarter driven by o.b. increased COVID-19 related demand in Germany and growth in napkins primarily in Latin America.

The Wound Care/Other franchise achieved operational growth of 11.8% as compared to the prior year fiscal first quarter. Growth was primarily due to U.S. market growth in NEOSPORIN® and BAND-AID® Brand Adhesive Bandages due to increased demand related to COVID-19.

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2020 were $11.1 billion, an increase of 8.7% as compared to the same period a year ago, with an operational increase of 10.1% and a negative currency impact of 1.4%. U.S. Pharmaceutical sales increased 8.6% as compared to the same period a year ago. International Pharmaceutical sales increased by 8.8%, including operational growth of 12.0% and a negative currency impact of 3.2%. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%. Adjustments to previous reserve estimates, as compared to the prior year, positively impacted the Pharmaceutical segment operational growth by approximately 1.0%, primarily in the Immunology, Infectious Diseases and Oncology therapeutic areas. The estimated net impact of COVID-19 on the Pharmaceutical segment operational sales growth was a positive 1.0% primarily driven by increased prescriptions being filled to ensure there is access to essential medicines.

Major Pharmaceutical Therapeutic Area Sales* — Fiscal First Quarter Ended

(Dollars in Millions)	March 29, 2020	March 31, 2019	Total Change	Operations Change	Currency Change
Immunology	$3,638	$3,251	11.9%	13.1%	(1.2)%
REMICADE®	990	1,102	(10.2)	(9.3)	(0.9)
SIMPONI®/ SIMPONI ARIA®	529	524	1.1	3.0	(1.9)
STELARA®	1,819	1,405	29.5	30.6	(1.1)
TREMFYA®	296	217	36.4	37.3	(0.9)
Other Immunology	3	3	(6.9)	(5.6)	(1.3)
Infectious Diseases	920	846	8.7	11.0	(2.3)
EDURANT®/rilpivirine	224	211	6.1	8.7	(2.6)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	579	523	10.8	12.8	(2.0)
Other Infectious Diseases	116	112	4.0	6.6	(2.6)
Neuroscience	1,658	1,629	1.8	3.1	(1.3)
CONCERTA®/ methylphenidate	171	214	(20.1)	(19.0)	(1.1)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	883	790	11.7	12.9	(1.2)
RISPERDAL CONSTA®	170	179	(5.1)	(3.5)	(1.6)
Other Neuroscience	435	446	(2.5)	(0.8)	(1.7)
Oncology	3,013	2,518	19.7	21.8	(2.1)
DARZALEX®	937	629	49.0	51.6	(2.6)
ERLEADA®(1)	143	61	*	*	*
IMBRUVICA®	1,031	784	31.6	34.1	(2.5)
VELCADE®	108	263	(59.0)	(58.2)	(0.8)
ZYTIGA®/ abiraterone acetate	690	679	1.6	3.5	(1.9)
Other Oncology	104	102	1.3	4.1	(2.8)
Pulmonary Hypertension	745	656	13.7	14.7	(1.0)
OPSUMIT®	389	306	27.4	28.8	(1.4)
UPTRAVI®	250	198	26.2	26.8	(0.6)
Other Pulmonary Hypertension(2)	106	152	(30.4)	(29.6)	(0.8)
Cardiovascular / Metabolism / Other	1,160	1,345	(13.8)	(13.1)	(0.7)
XARELTO®	527	542	(2.7)	(2.7)	—
INVOKANA®/ INVOKAMET®	175	202	(13.5)	(12.9)	(0.6)
PROCRIT®/ EPREX®	155	226	(31.6)	(31.0)	(0.6)
Other	302	374	(19.2)	(17.4)	(1.8)
Total Pharmaceutical Sales	$11,134	$10,244	8.7%	10.1%	(1.4)%
*Certain prior year amounts have been reclassified to conform to current year presentation

(1) Previously included in Other Oncology
(2) Inclusive of TRACLEER® which was previously disclosed separately

Immunology products achieved operational growth of 13.1% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease and increased COVID-19 related demand, strength in TREMFYA® (guselkumab) in Psoriasis, expanded indications of SIMPONI ARIA® (golimumab), and U.S. immunology market growth. Immunology was negatively impacted by lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 11.0% as compared to the same period a year ago. Strong sales of SYMTUZA®, JULUCA® and increased COVID-19 related demand were partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 3.1% as compared to the same period a year ago. Paliperidone long-acting injectables growth was driven by strong sales of INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA TRINZA®/TREVICTA® from new patient starts and persistence, was partially offset by cannibalization of RISPERDAL CONSTA® (risperidone) and generic competition on CONCERTA®/methylphenidate.

Oncology products achieved strong operational sales growth of 21.8% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) driven by patient uptake in all lines of therapy, IMBRUVICA® (ibrutinib) due to increased patient uptake globally and increased COVID-19 related demand and the launch uptake of ERLEADA® (apalutamide). Additionally, strong sales and share growth of ZYTIGA® (abiraterone acetate) outside the U.S. was partially offset by a decline in U.S. sales driven by generic competition. Lower sales of VELCADE® (bortezomib) were due to generic competition.

Pulmonary Hypertension achieved operational sales growth of 14.7% as compared to the same period a year ago. Sales growth of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued market growth, increased share and increased COVID-19 related demand. Sales of TRACLEER® (bosentan) were negatively impacted by generics and cannibalization from OPSUMIT®.

Cardiovascular / Metabolism / Other products experienced an operational decline of 13.1% as compared to the same period a year ago. Lower sales of INVOKANA®/INVOKAMET® (canagliflozin) were due to share loss from competitive pressure and a safety label update in the U.S. and lower sales of PROCRIT®/ EPREX® (epoetin alfa) were due to biosimilar competition.
Increased market growth and COVID-19 related demand of XARELTO® (rivaroxaban) was offset by higher discounts and rebates.

Medical Devices

The Medical Devices segment sales in the fiscal first quarter of 2020 were $5.9 billion, a decrease of 8.2% as compared to the same period a year ago, with an operational decline of 6.9% and a negative currency impact of 1.3%. U.S. Medical Devices sales decreased 6.8%. International Medical Devices sales decreased by 9.4%, including an operational decline of 6.9% and a negative currency impact of 2.5%. In the fiscal first quarter of 2020, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 2.1%, primarily due to the divestiture of the Advanced Sterilization Products (ASP) business. The estimated net impact of COVID-19 on the Medical Devices segment operational sales growth was a negative 7.5% - 8.0% primarily related to reduced procedures.

Major Medical Devices Franchise Sales* — Fiscal First Quarter Ended

(Dollars in Millions)	March 29, 2020	March 31, 2019	Total Change	Operations Change	Currency Change
Surgery	$2,100	$2,395	(12.3)%	(10.5)%	(1.8)%
Advanced	948	980	(3.3)	(1.4)	(1.9)
General(1)	1,153	1,414	(18.5)	(16.8)	(1.7)
Orthopaedics	2,038	2,204	(7.5)	(6.5)	(1.0)
Hips	337	361	(6.7)	(5.6)	(1.1)
Knees	343	369	(7.0)	(6.1)	(0.9)
Trauma	654	685	(4.5)	(3.5)	(1.0)
Spine, Sports & Other(2)	703	788	(10.7)	(9.8)	(0.9)
Vision	1,067	1,129	(5.5)	(4.5)	(1.0)
Contact Lenses/Other	814	824	(1.3)	(0.3)	(1.0)
Surgical	253	305	(16.9)	(15.9)	(1.0)
Interventional Solutions	727	732	(0.6)	0.4	(1.0)
Total Medical Devices Sales	$5,932	$6,459	(8.2)%	(6.9)%	(1.3)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1) Includes Specialty Surgery which was previously disclosed separately
(2) Previously referred to as Spine & Other

The Surgery franchise experienced an operational sales decline of 10.5% as compared to the prior year fiscal first quarter. The operational decline in Advanced Surgery was primarily driven by the negative impact of COVID-19 and competitive pressures in the U.S. partially offset by new product growth in endocutters, biosurgery, and energy products primarily outside the U.S. The operational decline in General Surgery was primarily driven by the divestiture of the ASP business in 2019 and the negative impact of COVID-19.

The Orthopaedics franchise experienced an operational sales decline of 6.5% as compared to the prior year fiscal first quarter. The operational decline in hips was driven by the negative impact of COVID-19 partially offset by leadership position in the anterior approach, strong market demand for the ACTIS® stem and enabling technologies such as the KINCISE™ surgical automated system and VELYS™ Hip Navigation. The operational decline in knees was driven by the negative impact of COVID-19 partially offset by the global uptake from new products. The operational decline in Trauma was driven by the negative impact of COVID-19 and market softness. The operational decline in Spine, Sports & Other was driven by the negative impact of COVID-19 and base business declines in Spine partially offset by share growth in Sports outside the U.S.

The Vision franchise experienced an operational sales decline of 4.5% as compared to the prior year fiscal first quarter. The operational decline in Contact Lenses/Other was due to the negative impact of COVID-19 partially offset by double-digit U.S. growth in daily disposable lenses in the ACUVUE® OASYS contact lenses category. The Surgical operational decline was primarily driven by the negative impact of COVID-19 and competitive pressures in the U.S. partially offset by new product growth outside the U.S.

The Interventional Solutions franchise achieved operational sales growth of 0.4% as compared to the prior year fiscal first quarter. Operational growth in the electrophysiology business was driven by Atrial Fibrillation procedures coupled with strong diagnostic catheter sales and new products partially offset by the negative impact of COVID-19.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2020 was $6.5 billion representing 31.5% of sales as compared to $4.4 billion in the fiscal first quarter of 2019, representing 22.1% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2020 versus Q1 2019
Cost of products sold increased as a percent to sales driven by:

•	Product mix in the Medical Devices business

•	Establishment of incremental inventory reserves associated with the impact of COVID-19 in the Medical Devices business
The intangible asset amortization expense included in cost of products sold for each of the fiscal first quarters of 2020 and 2019 was $1.1 billion.

Selling, Marketing and Administrative Expenses

(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2020 versus Q1 2019
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:

•	Leveraging in the Pharmaceutical business

•	Planned prioritization and reduced brand marketing expense in the Consumer Health business

•	Favorable product mix with a higher percentage of sales coming from the Pharmaceutical business partially offset by:

•	Deleveraging in the Medical Devices business resulting from the COVID-19 impact on sales

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2020 versus Q1 2019
Research and Development decreased as a percent to sales driven by:

•	Higher upfront payments in the fiscal first quarter of 2019, primarily related to the argenx collaboration partially offset by:

•	Increased investment in the Medical Devices business related to robotics and digital programs

In-Process Research and Development (IPR&D)

There was no IPR&D charge in the fiscal first quarter of 2020. In the fiscal first quarter of 2019, the Company recorded an IPR&D charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176.

Interest (Income) Expense

Interest (Income) Expense in the fiscal first quarter of 2020 was a net interest income as compared to an expense in the same period a year ago. This was primarily due to the positive effect of net investment hedging arrangements and certain cross currency swaps. This was partially offset by reduced interest income resulting from lower rates of interest earned on cash balances. The balance of cash, cash equivalents and current marketable securities was $18.0 billion at the end of the fiscal first quarter of 2020 as compared to $15.3 billion at the end of the fiscal first quarter of 2019. The Company’s debt position was $27.6 billion as of March 29, 2020 as compared to $29.4 billion the same period a year ago.

Other (Income) Expense, Net

Q1 2020 versus Q1 2019
Other (income) expense, net for the fiscal first quarter of 2020 was favorable by $0.7 billion as compared to the prior year primarily due to the following:

First Quarter
(Dollars in Billions)(Income)/Expense	2020	2019	Change
Litigation expense	$0.1	0.4	(0.3)
Acquisition and Integration related*	(1.0)	0.1	(1.1)
Unrealized (gains)/losses on securities	0.3	(0.2)	0.5
Equity step-up gain related to DR. CI:LABO	0.0	(0.3)	0.3
Divestiture Gains	0.0	(0.1)	0.1
Other	(0.1)	0.1	(0.2)
Total Other (Income) Expense, Net	$(0.7)	0.0	(0.7)
* 2020 is primarily driven by a contingent consideration reversal of approximately $1.0 billion related to the timing of certain developmental milestones associated with the Auris Health acquisition.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Consumer Health	$770	$741	$3,625	$3,318	21.2%	22.3%
Pharmaceutical	3,834	2,331	11,134	10,244	34.4	22.8
Medical Devices	2,025	1,497	5,932	6,459	34.1	23.2
Segment earnings before tax	6,629	4,569	20,691	20,021	32.0	22.8
Less: Expenses not allocated to segments (1)	120	147
Worldwide income before tax	$6,509	$4,422	$20,691	$20,021	31.5%	22.1%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment

The Consumer Health segment income before tax as a percent of sales in the fiscal first quarter of 2020 was 21.2% versus 22.3% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal first quarter of 2020 as compared to the prior year was primarily driven by the following:

•	The fiscal first quarter of 2019 included a gain of $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO partially offset by:

•	Planned prioritization and reduced brand marketing expense in the fiscal first quarter of 2020

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2020 was 34.4% versus 22.8% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter of 2020 as compared to the prior year was primarily driven by the following:

•	Lower litigation expense of $0.2 billion ($0.1 billion in Q1 2020 vs. $0.3 billion in Q1 2019)

•	An in-process research and development charge of $0.9 billion in the fiscal first quarter of 2019

•	Lower research and development expense. The fiscal first quarter of 2019 included a $0.3 billion upfront payment to argenx partially offset by:

•	Unrealized losses on securities of $0.3 billion in Q1 2020 vs. an unrealized gain of $0.1 billion in Q1 2019

•	Leveraging in selling, marketing and administrative expense

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2019 was 34.1% versus 23.2% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter was primarily driven by the following:

•	A contingent consideration reversal of approximately $1.0 billion related to the timing of certain developmental milestones associated with the Auris Health acquisition partially offset by:

•	Deleveraging in Selling, Marketing and Administrative Expenses resulting from the COVID-19 impact on sales

•	Establishment of incremental inventory reserves associated with the impact of COVID-19

•	Increased investments in robotics and digital solutions

Restructuring

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal first quarter of 2020, the Company recorded a pre-tax charge of $118 million, which is included on the following lines of the Consolidated Statement of Earnings, $58 million in restructuring, $15 million in cost of products sold and $45 million in other (income) expense. In the fiscal first quarter of 2019, the Company recorded a pre-tax charge of $90 million, which is included on the following lines of the Consolidated Statement of Earnings, $36 million in restructuring, $23 million in cost of products sold and $31 million in other (income) expense. Restructuring charges of approximately $1.0 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion related to the fiscal first quarter of 2020 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Swiss Tax Reform
The Company is currently assessing and awaiting approval for certain elective transition provisions related in several cantons which include discussions with federal and cantonal tax authorities on the application of Swiss Tax reform. The Company has recorded the estimated impact of the transitional provisions based on the best available information for cantons where enactment has occurred, but the Company has not yet received final tax rulings in all cantons. The result of these discussions with tax authorities may result in additional changes to the estimates that may be significant in the period in which they occur. Further, authoritative guidance from the relevant Swiss tax authorities may be issued in the future and additional revisions may be required in the fiscal period that they are issued.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $15.5 billion at the end of the fiscal first quarter of 2020 as compared with $17.3 billion at the end of fiscal year 2019. The primary sources and uses of cash that contributed to the $1.8 billion decrease were:

(Dollars In Billions)
$17.3	Q4 2019 Cash and cash equivalents balance
3.4	cash generated from operating activities
(0.6)	net cash used by investing activities
(4.3)	net cash used by financing activities
(0.3)	effect of exchange rate and rounding
$15.5	Q1 2020 Cash and cash equivalents balance

In addition, the Company had $2.5 billion in marketable securities at the end of the fiscal first quarter of 2020 and $2.0 billion at the end of 2019.

Cash flow from operations of $3.4 billion was the result of:

(Dollars In Billions)
$5.8	Net Earnings
2.1	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and the deferred tax provision.
0.3	decrease in other current and non-current assets
(3.8)	an increase in accounts receivable and inventories coupled with a decrease in accounts payable and accrued liabilities and other current and non-current liabilities
(1.0)	contingent consideration reversal (related to the timing of certain developmental milestones associated with the Auris Health acquisition)
$3.4	Cash Flow from operations

Investing activities use of $0.6 billion of cash was primarily used for:

(Dollars In Billions)
$(0.9)	primarily related to the acquisitions of bermekimab and related assets from XBiotech Inc. as well as the acquisition of all outstanding shares in Verb Surgical Inc.
(0.6)	additions to property, plant and equipment
(0.5)	net purchases of investments
1.7	proceeds from credit support agreements, net
(0.3)	other
$(0.6)	Net cash used for investing activities

Financing activities use of $4.3 billion of cash was primarily used for:

(Dollars In Billions)
$(2.5)	dividends to shareholders
(1.7)	repurchase of common stock
0.3	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.4)	other
$(4.3)	Net cash used for financing activities

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2019, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 10, 2020. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate, London Interbank Offered Rates (LIBOR), or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.

In the fiscal first quarter of 2020, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of March 29, 2020, the net debt position was $9.6 billion as compared to the prior year of $14.0 billion. Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any incremental significant risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the agreement in principle to settle opioid litigation to be potentially paid over the next two to three years. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. Additionally, as a result of the TCJA, the Company has access to its cash outside the U.S. at a significantly reduced cost.

Subsequent to March 29, 2020, the Company paid approximately $1.0 billion to the U.S. Treasury related to the normal estimated payment for the fiscal first quarter of 2020 and the current installment due on foreign undistributed earnings as part of the TCJA (see Note 8 to the Consolidated Financial Statements as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019).

Dividends

On January 2, 2020, the Board of Directors declared a regular cash dividend of $0.95 per share, payable on March 10, 2020 to shareholders of record as of February 25, 2020.

On April 14, 2020, the Board of Directors declared a regular cash dividend of $1.01 per share, payable on June 9, 2020 to shareholders of record as of May 26, 2020. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors

COVID-19 considerations and business continuity
The Company has considered various internal and external factors in assessing the potential impact of COVID-19 on its business and financial results based upon information available at this time, as follows:

•
Operating Model: The Company has a diversified business model across the healthcare industry with flexibility designed into its manufacturing, research and development clinical operations and commercial capabilities.

•
Supply Chain: The Company continues to leverage its global manufacturing footprint and dual-source capabilities while closely monitoring and maintaining critical inventory at major distribution centers away from high-risk areas to ensure adequate and effective distribution.

•
Business Continuity: The robust, active business continuity plans across the Company's network have been instrumental in preparing the Company for events like COVID-19 and the ability to meet the majority of patient and consumer needs remains uninterrupted.

•
Workforce: The Company has put procedures in place to protect its essential workforce in manufacturing, distribution, commercial and research operations while ensuring appropriate remote working protocols have been established for other employees

•	Liquidity: The Company's high-quality credit rating allows the Company superior access to the financial capital markets as needed.

•
Domestic and Foreign Legislation: The Company will continue to assess and evaluate the on-going global legislative efforts to combat the COVID-19 impact on economies and the sectors in which it participates. Currently, the recent legislative acts put in place are not expected to have a material impact on the Company’s operations.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and on January 31, 2020, the U.K. formally exited the E.U. Given the lack of comparable precedent, it is unclear what the ultimate financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of March 29, 2020, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal three months revenues, respectively.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2020. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2019 through January 26, 2020	193,438	145.10		—
January 27, 2020 through February 23, 2020	6,424,714	150.13		—
February 24, 2020 through March 29, 2020	5,031,134	142.96		—
Total	11,649,286		—

(1)
During the fiscal first quarter of 2020, the Company repurchased an aggregate of 11,649,286 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

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

JOHNSON & JOHNSON (Registrant)

Date: April 29, 2020	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2020	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)