Form 10-Q
period 2020-09-27
JOHNSON & JOHNSON
filed 2020-10-23
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 27, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	JNJ	New York Stock Exchange
0.250% Notes Due January 2022	JNJ22	New York Stock Exchange
0.650% Notes Due May 2024	JNJ24	New York Stock Exchange
5.50% Notes Due November 2024	JNJ24BP	New York Stock Exchange
1.150% Notes Due November 2028	JNJ28	New York Stock Exchange
1.650% Notes Due May 2035	JNJ35	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On October 19, 2020, 2,632,542,672 shares of Common Stock, $1.00 par value, were outstanding.

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

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,965	17,305
Marketable securities	11,816	1,982
Accounts receivable, trade, less allowances for doubtful accounts and credit losses $292 (2019, $226)	14,579	14,481
Inventories (Note 2)	9,599	9,020
Prepaid expenses and other	2,528	2,392
Assets held for sale (Note 10)	91	94
Total current assets	57,578	45,274
Property, plant and equipment at cost	45,162	43,332
Less: accumulated depreciation	(27,307)	(25,674)
Property, plant and equipment, net	17,855	17,658
Intangible assets, net (Note 3)	47,006	47,643
Goodwill (Note 3)	34,307	33,639
Deferred taxes on income (Note 5)	7,816	7,819
Other assets	6,131	5,695
Total assets	$170,693	157,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$5,078	1,202
Accounts payable	7,044	8,544
Accrued liabilities	9,629	9,715
Accrued rebates, returns and promotions	12,418	10,883
Accrued compensation and employee related obligations	3,012	3,354
Accrued taxes on income (Note 5)	1,666	2,266
Total current liabilities	38,847	35,964
Long-term debt (Note 4)	32,680	26,494
Deferred taxes on income (Note 5)	5,615	5,958
Employee related obligations (Note 6)	10,184	10,663
Long-term taxes payable (Note 5)	6,745	7,444
Other liabilities	12,149	11,734
Total liabilities	106,220	98,257
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(14,938)	(15,891)
Retained earnings	114,831	110,659
Less: common stock held in treasury, at cost (487,676,000 and 487,336,000 shares)	38,540	38,417
Total shareholders’ equity	64,473	59,471
Total liabilities and shareholders' equity	$170,693	157,728
See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	September 27, 2020	Percent to Sales	September 29, 2019	Percent to Sales
Sales to customers (Note 9)	$21,082	100.0%	$20,729	100.0%
Cost of products sold	6,972	33.1	6,867	33.1
Gross profit	14,110	66.9	13,862	66.9
Selling, marketing and administrative expenses	5,431	25.8	5,374	26.0
Research and development expense	2,840	13.5	2,599	12.5
In-process research and development	138	0.6	—	—
Interest income	(12)	(0.1)	(89)	(0.4)
Interest expense, net of portion capitalized	44	0.2	48	0.2
Other (income) expense, net	1,200	5.7	4,214	20.3
Restructuring (Note 12)	68	0.3	69	0.4
Earnings before provision for taxes on income	4,401	20.9	1,647	7.9
Provision for (benefit from) taxes on income (Note 5)	847	4.0	(106)	(0.6)
NET EARNINGS	$3,554	16.9%	$1,753	8.5%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.35		$0.67
Diluted	$1.33		$0.66

AVG. SHARES OUTSTANDING
Basic	2,632.5		2,635.2
Diluted	2,669.3		2,669.9

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 27, 2020	Percent to Sales	September 29, 2019	Percent to Sales
Sales to customers (Note 9)	$60,109	100.0%	$61,312	100.0%
Cost of products sold	20,613	34.3	20,422	33.3
Gross profit	39,496	65.7	40,890	66.7
Selling, marketing and administrative expenses	15,627	26.0	16,139	26.3
Research and development expense	8,127	13.5	8,123	13.3
In-process research and development	144	0.3	890	1.4
Interest income	(98)	(0.2)	(276)	(0.5)
Interest expense, net of portion capitalized	114	0.2	233	0.4
Other (income) expense, net	545	0.9	2,509	4.1
Restructuring (Note 12)	187	0.3	162	0.3
Earnings before provision for taxes on income	14,850	24.7	13,110	21.4
Provision for taxes on income (Note 5)	1,874	3.1	2,001	3.3
NET EARNINGS	$12,976	21.6%	$11,109	18.1%

NET EARNINGS PER SHARE (Note 8)
Basic	$4.93		$4.19
Diluted	$4.86		$4.13

AVG. SHARES OUTSTANDING
Basic	2,633.0		2,649.5
Diluted	2,670.8		2,688.1

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net earnings	$3,554	1,753	$12,976	11,109

Other comprehensive income (loss), net of tax
Foreign currency translation	222	(667)	(741)	(575)

Securities:
Unrealized holding gain (loss) arising during period	1	—	1	1
Reclassifications to earnings	—	—	—	—
Net change	1	—	1	1

Employee benefit plans:
Prior service cost amortization during period	(6)	(6)	(17)	(18)
Gain (loss) amortization during period	203	142	604	460
Net change	197	136	587	442

Derivatives & hedges:
Unrealized gain (loss) arising during period	199	1,922	1,052	1,706
Reclassifications to earnings	(24)	(1,955)	54	(1,885)
Net change	175	(33)	1,106	(179)

Other comprehensive income (loss)	595	(564)	953	(311)

Comprehensive income	$4,149	1,189	$13,929	10,798

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarter were as follows for 2020 and 2019, respectively: Foreign Currency Translation: $139 million and $94 million; Employee Benefit Plans: $56 million and $34 million; Derivatives & Hedges: $47 million and $9 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2020 and 2019, respectively: Foreign Currency Translation: $207 million and $50 million; Employee Benefit Plans: $167 million and $69 million; Derivatives & Hedges: $293 million and $48 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended September 27, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 28, 2020	$62,978	113,898	(15,533)	3,120	(38,507)
Net earnings	3,554	3,554	—	—	—
Cash dividends paid ($1.01 per share)	(2,659)	(2,659)	—	—	—
Employee compensation and stock option plans	559	109	—	—	450
Repurchase of common stock	(483)	—	—	—	(483)
Other	(71)	(71)	—	—	—
Other comprehensive income (loss), net of tax	595	—	595	—	—
Balance, September 27, 2020	$64,473	114,831	(14,938)	3,120	(38,540)

Fiscal Nine Months Ended September 27, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2019	$59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	12,976	12,976	—	—	—
Cash dividends paid ($2.97 per share)	(7,823)	(7,823)	—	—	—
Employee compensation and stock option plans	1,866	(911)	—	—	2,777
Repurchase of common stock	(2,900)	—	—	—	(2,900)
Other	(70)	(70)	—	—	—
Other comprehensive income (loss), net of tax	953	—	953	—	—
Balance, September 27, 2020	$64,473	114,831	(14,938)	3,120	(38,540)

Table of Content
Fiscal Third Quarter Ended September 29, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 30, 2019	$60,785	109,809	(14,969)	3,120	(37,175)
Net earnings	1,753	1,753	—	—	—
Cash dividends paid ($0.95 per share)	(2,499)	(2,499)	—	—	—
Employee compensation and stock option plans	363	179	—	—	184
Repurchase of common stock	(1,628)	—	—	—	(1,628)
Other comprehensive income (loss), net of tax	(564)	—	(564)	—	—
Balance, September 29, 2019	$58,210	109,242	(15,533)	3,120	(38,619)

Fiscal Nine Months Ended September 29, 2019

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	11,109	11,109	—	—	—
Cash dividends paid ($2.80 per share)	(7,417)	(7,417)	—	—	—
Employee compensation and stock option plans	1,397	(666)	—	—	2,063
Repurchase of common stock	(6,320)	—	—	—	(6,320)
Other comprehensive income (loss), net of tax	(311)	—	(311)	—	—
Balance, September 29, 2019	$58,210	109,242	(15,533)	3,120	(38,619)

See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,976	11,109
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,291	5,193
Stock based compensation	845	817
Asset write-downs	198	1,019
Contingent consideration reversal	(1,148)	—
Net gain on sale of assets/businesses	(60)	(2,125)
Deferred tax provision	(238)	(2,126)
Credit losses and accounts receivable allowances	74	(15)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(440)	(665)
Increase in inventories	(784)	(424)
(Decrease)/Increase in accounts payable and accrued liabilities	(119)	2,273
Increase in other current and non-current assets	(1,983)	(81)
Increase in other current and non-current liabilities	581	2,043

NET CASH FLOWS FROM OPERATING ACTIVITIES	15,193	17,018

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,024)	(2,238)
Proceeds from the disposal of assets/businesses, net	100	3,103
Acquisitions, net of cash acquired	(949)	(5,562)
Purchases of investments	(16,243)	(2,684)
Sales of investments	6,585	2,459
Proceeds from credit support agreements, net	125	—
Other (primarily licenses and milestones)	(516)	72

NET CASH USED BY INVESTING ACTIVITIES	(12,922)	(4,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(7,823)	(7,417)
Repurchase of common stock	(2,900)	(6,320)
Proceeds from short-term debt	3,335	148
Repayment of short-term debt	(310)	(87)
Proceeds from long-term debt, net of issuance costs	7,431	1
Repayment of long-term debt	(562)	(1,008)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	922	580
Other	(569)	160

NET CASH USED BY FINANCING ACTIVITIES	(476)	(13,943)

Effect of exchange rate changes on cash and cash equivalents	(135)	(83)
Increase/(Decrease) in cash and cash equivalents	1,660	(1,858)
Cash and Cash equivalents, beginning of period	17,305	18,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,965	16,249

Acquisitions
Fair value of assets acquired	$1,173	6,861
Fair value of liabilities assumed and noncontrolling interests	(224)	(1,299)
Net cash paid for acquisitions	$949	5,562
See Notes to Consolidated Financial Statements

Table of Content
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

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of September 27, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 27, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019. There were no new material accounting standards issued in the fiscal third quarter of 2020 that impacted the Company.

Recently Adopted Accounting Standards
There were no new accounting standards adopted in the fiscal third quarter of 2020.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	September 27, 2020	December 29, 2019
Raw materials and supplies	$1,363	1,117
Goods in process	1,916	1,832
Finished goods	6,320	6,071
Total inventories (1)	$9,599	9,020
(1) See Note 10 to the Consolidated Financial Statements for details on assets held for sale and the related divestitures.

Table of Content
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

(Dollars in Millions)	September 27, 2020	December 29, 2019
Intangible assets with definite lives:
Patents and trademarks — gross	$38,381	36,634
Less accumulated amortization	16,098	13,154
Patents and trademarks — net	22,283	23,480
Customer relationships and other intangibles — gross	22,455	22,056
Less accumulated amortization	10,427	9,462
Customer relationships and other intangibles — net*	12,028	12,594
Intangible assets with indefinite lives:
Trademarks	6,995	6,922
Purchased in-process research and development (1)	5,700	4,647
Total intangible assets with indefinite lives	12,695	11,569
Total intangible assets — net	$47,006	47,643
*The majority is comprised of customer relationships
(1) In the fiscal first quarter of 2020, the Company completed the acquisition of bermekimab and certain related assets from XBiotech Inc., as well as the acquisition of all outstanding shares in Verb Surgical Inc. and recorded in-process research and development intangible assets of $0.8 billion and $0.4 billion, respectively.

Goodwill as of September 27, 2020 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	Medical Devices	Total
Goodwill at December 29, 2019	$9,736	9,169	14,734	33,639
Goodwill, related to acquisitions	—	1	183	184
Currency translation/Other	171	280	33	484
Goodwill at September 27, 2020	$9,907	9,450	14,950	34,307

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.2 billion and $1.1 billion for the fiscal third quarters ended September 27, 2020 and September 29, 2019, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $3.4 billion and $3.3 billion for the fiscal nine months ended September 27, 2020 and September 29, 2019, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2020	2021	2022	2023	2024
$4,500	4,300	4,100	4,100	3,900

See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

Table of Content
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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of September 27, 2020, the total amount of cash collateral held by the Company under the CSA amounted to $380 million, net. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of September 27, 2020, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $43.6 billion and $26.5 billion, respectively. As of December 29, 2019, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $45.3 billion and $20.1 billion, respectively.

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

As of September 27, 2020, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $811 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Table of Content

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended in 2020 and 2019, net of tax:

	September 27, 2020					September 29, 2019
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	39	—	—	—	—	39	—
Amount of gain or (loss) recognized in AOCI	—	—	—	39	—	—	—	—	39	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	3	(81)	(13)	—	(8)	(8)	(77)	1,911	—	1

Amount of gain or (loss) recognized in AOCI	16	156	(36)	—	(41)	(23)	(197)	1,939	—	5

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	84	—	—		—	89	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	65	—	—	—	—	159	—

Table of Content
The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended in 2020 and 2019, net of tax:

	September 27, 2020					September 29, 2019
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	118	—	—	—	—	117	—
Amount of gain or (loss) recognized in AOCI	—	—	—	118	—	—	—	—	117	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	10	(316)	(121)	—	(10)	(43)	(213)	1,808	—	9

Amount of gain or (loss) recognized in AOCI	25	330	(156)	—	(55)	(29)	(543)	1,847	—	15

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	265	—	—	—	—	207	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	790	—	—	—	—	299	—

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters and fiscal nine months ended in 2020 and 2019:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Foreign Exchange Contracts	Other (income) expense	$1	(13)	66	(101)

Table of Content

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2020 and 2019

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 27, 2020	September 29, 2019		September 27, 2020	September 29, 2019
Debt	$(169)	162	Interest (income) expense	—	—
Cross Currency interest rate swaps	$(234)	152	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2020 and 2019

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 27, 2020	September 29, 2019		September 27, 2020	September 29, 2019
Debt	$(217)	176	Interest (income) expense	—	—
Cross Currency interest rate swaps	$407	465	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	December 29, 2019			September 27, 2020
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,148	161	(169)	1,140	1,140

Equity Investments without readily determinable value	$712	(36)	66	742	742
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $48 million of the decrease in the fair value reflected in net income were the result of impairments. There were $12 million of increase in fair value reflected in net income due to changes in observable prices.

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

Table of Content
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of September 27, 2020 and December 29, 2019 were as follows:

	September 27, 2020				December 29, 2019
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	612	—	612	209
Interest rate contracts (2)(3)	—	635	—	635	693
Total	—	1,247	—	1,247	902
Liabilities:
Forward foreign exchange contracts	—	327	—	327	426
Interest rate contracts (3)	—	382	—	382	193
Total	—	709	—	709	619
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	64	—	64	23
Liabilities:
Forward foreign exchange contracts	—	56	—	56	33
Other Investments:
Equity investments (4)	1,140	—	—	1,140	1,148
Debt securities(5)	—	13,391	—	13,391	4,368
Other Liabilities
Contingent consideration (6)	$—	—	636	636	1,715

Gross to Net Derivative Reconciliation	September 27, 2020	December 29, 2019
(Dollars in Millions)
Total Gross Assets	$1,311	925
Credit Support Agreement (CSA)	(1,117)	(841)
Total Net Asset	194	84

Total Gross Liabilities	765	652
Credit Support Agreement (CSA)	(737)	(586)
Total Net Liabilities	$28	66

Table of Content

Summarized information about changes in liabilities for contingent consideration is as follows:

	September 27, 2020	September 29, 2019
(Dollars in Millions)
Beginning Balance	$1,715	$397
Changes in estimated fair value (7)	(1,088)	117
Additions	107	1,133
Payments	(98)	(9)
Ending Balance	$636	$1,638

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
(6)    Includes $608 million and $1,631 million (primarily related to Auris Health at December 29, 2019), classified as non-current other liabilities as of September 27, 2020 and December 29, 2019, respectively. Includes $28 million and $84 million classified as current liabilities as of September 27, 2020 and December 29, 2019, respectively.
(7) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company recorded a contingent consideration reversal of $1,148 million related to the timing of certain developmental milestones associated with the Auris Health acquisition. The reversal of the contingent consideration was recorded in Other income and expense. For additional details see Note 10 to the Consolidated Financial Statements.

Table of Content

The Company's cash, cash equivalents and current marketable securities as of September 27, 2020 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,231	—	—	2,231	2,231
Non-U.S. sovereign securities(1)	647	—	—	647	—	647
U.S. reverse repurchase agreements	3,094	—	—	3,094	3,094	—
Other reverse repurchase agreements	430	—	—	430	430
Corporate debt securities(1)	1,843	—	—	1,843	571	1,272
Money market funds	8,485	—	—	8,485	8,485
Time deposits(1)	660	—	—	660	660
Subtotal	17,390	—	—	17,390	15,471	1,919

		Unrealized Gain	Unrealized Loss
U.S. Gov't securities	13,133	1	—	13,134	3,483	9,651
Other sovereign securities	10	—	—	10	—	10
Corporate debt securities	247	—	—	247	11	236
Subtotal available for sale debt(2)	$13,390	1	—	13,391	3,494	9,897
Total cash, cash equivalents and current marketable securities	$30,780	1	—	30,781	18,965	11,816
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

The contractual maturities of the available for sale securities as of September 27, 2020 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$13,368	13,369
Due after one year through five years	22	22
Due after five years through ten years	—	—
Total debt securities	$13,390	13,391

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 27, 2020:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$5,078	5,093

Non-Current Debt
2.45% Notes due 2021	350	358
0.250% Notes due 2022 (1B Euro 1.1641)	1,163	1,172
2.25% Notes due 2022	998	1,025
6.73% Debentures due 2023	250	299
3.375% Notes due 2023	803	881
2.05% Notes due 2023	499	518
0.650% Notes due 2024 (750MM Euro 1.1641)	870	899
5.50% Notes due 2024 (500 MM GBP 1.2757)	634	768
2.625% Notes due 2025	748	813
0.55% Notes due 2025(1)	996	990
2.45% Notes due 2026	1,994	2,180
2.95% Notes due 2027	997	1,119
0.95% Notes due 2027(1)	1,494	1,510
2.90% Notes due 2028	1,494	1,680
1.150% Notes due 2028 (750MM Euro 1.1641)	867	960
6.95% Notes due 2029	297	441
1.30% Notes due 2030(1)	1,743	1,739
4.95% Debentures due 2033	498	690
4.375% Notes due 2033	855	1,128
1.650% Notes due 2035 (1.5B Euro 1.1641)	1,731	2,101
3.55% Notes due 2036	989	1,197
5.95% Notes due 2037	992	1,536
3.625% Notes due 2037	1,488	1,819
3.40% Notes due 2038	991	1,176
5.85% Debentures due 2038	696	1,094
4.50% Debentures due 2040	539	737
2.10% Notes due 2040(1)	986	991
4.85% Notes due 2041	297	421
4.50% Notes due 2043	495	689
3.70% Notes due 2046	1,974	2,478
3.75% Notes due 2047	991	1,258
3.50% Notes due 2048	742	921
2.25% Notes due 2050(1)	984	984
2.45% Notes due 2060(1)	1,228	1,230
Other	7	10
Total Non-Current Debt	$32,680	37,812

Table of Content
The weighted average effective interest rate on non-current debt is 2.85%.

The excess of the estimated fair value over the carrying value of debt was $3.0 billion at December 29, 2019.

The Current Debt balance as of September 27, 2020 includes $3.0 billion of commercial paper which has a weighted average interest rate of 0.15% and a weighted average maturity of 1.2 months. There was no commercial paper as of December 29, 2019.

(1)In the fiscal third quarter of 2020, the Company issued senior unsecured notes for a total of $7.5 billion.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

Table of Content

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2020 and 2019 were 12.6% and 15.3%, respectively. In the fiscal third quarter of 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF), which became effective on January 1, 2020. More information on the provisions of TRAF, including the step-up transitional provisions, can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019. During the fiscal first quarter of 2020, the final canton where the Company maintains significant operations enacted TRAF legislation and, accordingly, the Company recorded an estimated deferred tax benefit of approximately $0.3 billion for the remeasurement of existing deferred tax liabilities offset by a related $0.2 billion increase in U.S. GILTI deferred taxes. During the second fiscal quarter of 2020, the Company received rulings from the Swiss Federal and cantonal tax authorities in the remaining jurisdictions where it has significant operations. These rulings resulted in the Company revising its estimate on the tax basis adjustment (i.e., “step-up”) for its assets. As a result, the Company recorded additional deferred tax benefits in the second fiscal quarter of 2020 to recognize this step-up. Consequently, the benefit recorded related to Swiss Tax reform in the first nine months of fiscal 2020 was approximately $0.4 billion, or 2.7% benefit to the Company’s fiscal nine months effective tax rate, inclusive of the impact of U.S. GILTI deferred taxes. Comparatively, in the fiscal third quarter of 2019, the Company recorded a tax benefit from the enactment of Swiss tax reform which reduced the effective rate for the fiscal nine months of 2019 by 3.0%. The Company does not expect to receive future rulings regarding the transitional provisions of TRAF.

In the fiscal third quarter of 2019, the Company recorded additional unrecognized tax benefit liabilities which increased the effective tax rate for the fiscal nine months of 2019 by approximately 2.0%. In the fiscal third quarter of 2020, the Company recorded additional net unrecognized tax benefit liabilities which increased the effective tax rate for the fiscal nine months of 2020 by approximately 1.1%.

Additionally, the following items impacted the Company's effective tax rate as compared to the same period in the prior fiscal year:

•the impact of the agreement in principle to settle opioid litigation (see Note 21 to the Consolidated Financial Statements) in the fiscal third quarter of 2019, which was recorded in the U.S., at an effective tax rate of 23.0%. In the fiscal third quarter of 2020, the Company reduced the effective tax rate of this agreement in principle to 21.4%.
•the reduced income in lower tax jurisdictions due to the ongoing COVID-19 pandemic
•the 2019 divestiture gain related to Advanced Sterilization Products (ASP) which was primarily taxed in the U.S.
•the accrual of additional legal costs, including an additional $1.0 billion associated with a revised agreement in principle to settle opioid litigation at an effective tax rate of 21.4%, in fiscal nine months of 2020 (see Notes 9 and 11 to the Consolidated Financial Statements for more details).

The Company also generated additional tax benefits from stock-based compensation that were either exercised or vested; reduction of a contingent consideration liability related to the 2019 Auris Health acquisition; and reversal of some of its international unrecognized tax benefits due to the completion of several years of tax examinations in certain jurisdictions during the first fiscal three quarters of 2020.

As of September 27, 2020, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2009 and is currently auditing the tax years 2010 through 2012. The Company currently expects completion of this audit in the fiscal year 2020. As of September 27, 2020, the Company has classified unrecognized tax benefits and related interest of approximately $0.1 billion as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet. This is the amount expected to be paid over the next 12 months with respect to the IRS audit. During the first fiscal quarter of 2020, the Company made a payment of approximately $0.6 billion to the U.S. Treasury with respect to the 2010-2012 tax audit in anticipation of a final settlement. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability.
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

Table of Content

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for the fiscal third quarters and fiscal nine months of 2020 and 2019 include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$330	275	72	68	979	828	216	205
Interest cost	238	273	33	46	715	822	99	138
Expected return on plan assets	(617)	(578)	(2)	(2)	(1,839)	(1,742)	(5)	(5)
Amortization of prior service cost/(credit)	—	1	(7)	(7)	1	3	(23)	(23)
Recognized actuarial losses	224	145	36	32	669	435	107	97
Curtailments and settlements	—	(4)	—	—	19	3	—	—
Net periodic benefit cost	$175	112	132	137	544	349	394	412

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal nine months ended September 27, 2020, the Company contributed $364 million and $27 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
December 29, 2019	$(8,705)	—	(6,891)	(295)	(15,891)
Net change	(741)	1	587	1,106	953
September 27, 2020	$(9,446)	1	(6,304)	811	(14,938)

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

Table of Content

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal third quarters and fiscal nine months ended September 27, 2020 and September 29, 2019:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic net earnings per share	$1.35	0.67	4.93	4.19
Average shares outstanding — basic	2,632.5	2,635.2	2,633.0	2,649.5
Potential shares exercisable under stock option plans	115.7	117.8	120.2	137.6
Less: shares which could be repurchased under treasury stock method	(78.9)	(83.8)	(82.4)	(99.7)
Convertible debt shares	—	0.7	—	0.7
Average shares outstanding — diluted	2,669.3	2,669.9	2,670.8	2,688.1
Diluted net earnings per share	$1.33	0.66	4.86	4.13

The diluted net earnings per share calculation for the fiscal third quarter ended September 27, 2020 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value. In the fiscal third quarter ended September 27, 2020 the Company did not have convertible debt.

The diluted net earnings per share calculation for the fiscal third quarter ended September 29, 2019 excluded 19 million shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal third quarter ended September 29, 2019 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

The diluted net earnings per share calculation for the fiscal nine months ended September 27, 2020 excluded 17 million shares related to stock options, as the exercise price of these options was greater than their average market value. In the fiscal nine months ended September 27, 2020 the Company did not have convertible debt.

The diluted net earnings per share calculation for the fiscal nine months ended September 29, 2019 excluded an insignificant number of shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal nine months ended September 29, 2019 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change

Consumer Health*
OTC
U.S.	$601	477	26.0%	$1,917	1,468	30.6%
International	541	621	(12.9)	1,722	1,781	(3.3)
Worldwide	1,142	1,098	4.0	3,639	3,249	12.0
Skin Health/Beauty
U.S.	572	559	2.4	1,767	1,810	(2.4)
International	577	592	(2.7)	1,506	1,633	(7.8)
Worldwide	1,149	1,151	(0.2)	3,273	3,443	(5.0)
Oral Care
U.S.	164	156	5.5	510	462	10.4
International	248	223	10.7	694	673	3.0
Worldwide	412	379	8.5	1,204	1,135	6.0
Baby Care
U.S.	91	91	(1.0)	279	277	0.5
International	302	326	(7.2)	831	977	(14.9)
Worldwide	393	417	(5.9)	1,110	1,254	(11.5)
Women's Health
U.S.	3	3	(6.9)	10	9	7.3
International	227	252	(9.6)	654	724	(9.6)
Worldwide	230	255	(9.6)	664	733	(9.4)
Wound Care/Other
U.S.	125	109	15.2	370	343	8.0
International	64	59	7.4	175	173	1.3
Worldwide	189	168	12.5	545	516	5.8
TOTAL Consumer Health
U.S.	1,556	1,394	11.6	4,853	4,369	11.1
International	1,958	2,075	(5.6)	5,582	5,962	(6.4)
Worldwide	3,514	3,469	1.3	10,435	10,331	1.0
* Previously referred to as Consumer

Table of Content

PHARMACEUTICAL
Immunology
U.S.	2,558	2,582	(0.9)	7,330	7,124	2.9
International	1,230	1,129	9.0	3,619	3,304	9.5
Worldwide	3,789	3,711	2.1	10,950	10,428	5.0
REMICADE®
U.S.	634	749	(15.4)	1,852	2,324	(20.3)
U.S. Exports	78	88	(11.3)	321	226	42.1
International	209	299	(30.1)	673	795	(15.3)
Worldwide	921	1,136	(18.9)	2,846	3,345	(14.9)
SIMPONI / SIMPONI ARIA®
U.S.	312	313	(0.4)	840	857	(2.0)
International	280	273	2.4	827	816	1.3
Worldwide	592	586	0.9	1,667	1,673	(0.4)
STELARA®
U.S.	1,313	1,212	8.4	3,668	3,152	16.4
International	634	487	30.3	1,795	1,509	19.0
Worldwide	1,947	1,698	14.7	5,463	4,661	17.2
TREMFYA®
U.S.	222	221	0.4	650	565	15.0%
International	105	69	54.4	316	177	78.7
Worldwide	327	290	13.1	965	742	30.2%
OTHER IMMUNOLOGY
U.S.	—	—	—	—	—	—
International	3	2	35.6	9	8	12.4
Worldwide	3	2	35.6	9	8	12.4

Infectious Diseases
U.S.	413	418	(1.1)	1,265	1,162	8.9
International	451	421	7.0	1,397	1,385	0.9
Worldwide	864	839	3.0	2,662	2,547	4.5
EDURANT® / rilpivirine
U.S.	11	12	(12.0)	33	36	(8.6)
International	226	206	9.3	684	603	13.3
Worldwide	236	218	8.1	716	639	12.1
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	379	373	1.5	1,154	1,032	11.8
International	147	135	9.1	461	534	(13.7)
Worldwide	526	508	3.5	1,615	1,566	3.1
OTHER INFECTIOUS DISEASES
U.S.	24	33	(26.6)	79	94	(16.6)
International	78	80	(2.3)	252	248	1.8
Worldwide	102	113	(9.4)	331	342	(3.2)

Table of Content

Neuroscience
U.S.	759	785	(3.5)	2,285	2,172	5.2
International	846	810	4.5	2,565	2,590	(1.0)
Worldwide	1,605	1,595	0.6	4,850	4,762	1.8
CONCERTA® / methylphenidate
U.S.	43	84	(49.2)	150	196	(23.6)
International	107	109	(2.0)	319	348	(8.2)
Worldwide	149	193	(22.6)	469	544	(13.8)
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	585	554	5.6	1,704	1,543	10.5
International	341	297	14.9	983	916	7.3
Worldwide	926	851	8.8	2,688	2,459	9.3
RISPERDAL CONSTA®
U.S.	70	79	(11.0)	220	237	(6.9)
International	81	89	(7.8)	254	292	(12.7)
Worldwide	152	167	(9.3)	475	528	(10.1)
OTHER NEUROSCIENCE
U.S.	60	68	(11.3)	210	196	7.1
International	317	316	0.3	1,008	1,035	(2.6)
Worldwide	377	384	(1.8)	1,218	1,231	(1.1)

Oncology
U.S.	1,267	1,171	8.2	3,623	3,146	15.2
International	1,862	1,590	17.1	5,310	4,830	9.9
Worldwide	3,129	2,761	13.3	8,933	7,976	12.0
DARZALEX®
U.S.	585	402	46.0	1,540	1,123	37.2
International	514	363	41.5	1,397	1,045	33.7
Worldwide	1,099	765	43.8	2,937	2,168	35.5
ERLEADA®
U.S.	152	74	*	407	194	*
International	55	12	*	112	22	*
Worldwide	206	86	*	519	216	*
IMBRUVICA®
U.S.	450	447	0.7	1,329	1,163	14.2
International	581	475	22.5	1,682	1,373	22.5
Worldwide	1,031	921	11.9	3,011	2,536	18.7
VELCADE®
U.S.	—	—	—	—	—	—
International	105	149	(30.1)	311	636	(51.2)
Worldwide	105	149	(30.1)	311	636	(51.2)
ZYTIGA® / abiraterone acetate
U.S.	58	233	(75.2)	284	616	(53.9)
International	532	508	4.8	1,564	1,502	4.1
Worldwide	590	741	(20.4)	1,848	2,118	(12.7)

Table of Content

OTHER ONCOLOGY
U.S.	21	17	35.3	63	51	25.8
International	76	83	(8.8)	244	252	(3.1)
Worldwide	98	100	(1.7)	308	303	1.7

Pulmonary Hypertension
U.S.	510	427	19.4	1,541	1,296	18.9
International	239	227	5.2	742	704	5.3
Worldwide	749	654	14.5	2,283	2,000	14.1
OPSUMIT®
U.S.	244	206	18.1	729	581	25.3
International	148	140	5.5	458	419	9.3
Worldwide	392	347	13.0	1,187	1,001	18.6
UPTRAVI®
U.S.	226	185	22.4	692	536	29.1
International	34	25	32.3	100	75	33.1
Worldwide	260	210	23.6	792	611	29.6
OTHER PULMONARY HYPERTENSION
U.S.	40	36	11.5	121	179	(32.3)
International	57	61	(6.7)	183	210	(12.7)
Worldwide	97	96	0.1	304	388	(21.7)

Cardiovascular / Metabolism / Other
U.S.	931	955	(2.6)	2,574	2,804	(8.2)
International	351	360	(2.7)	1,052	1,131	(7.1)
Worldwide	1,281	1,316	(2.6)	3,625	3,936	(7.9)
XARELTO®
U.S.	630	613	2.9	1,716	1,704	0.7
International	—	—	—	—	—	—
Worldwide	630	613	2.9	1,716	1,704	0.7
INVOKANA® / INVOKAMET®
U.S.	156	125	24.7	405	411	(1.6)
International	68	55	24.7	173	147	18.0
Worldwide	224	179	24.7	578	558	3.6
PROCRIT® / EPREX®
U.S.	69	126	(45.4)	215	387	(44.5)
International	63	72	(12.2)	208	220	(5.5)
Worldwide	132	198	(33.3)	423	607	(30.4)
OTHER
U.S.	75	91	(17.9)	238	302	(21.4)
International	219	234	(6.2)	670	765	(12.3)
Worldwide	294	325	(9.5)	908	1,067	(14.9)

TOTAL PHARMACEUTICAL
U.S.	6,438	6,340	1.5	18,619	17,705	5.2
International	4,980	4,537	9.7	14,685	13,945	5.3
Worldwide	11,418	10,877	5.0	33,304	31,650	5.2

Table of Content

MEDICAL DEVICES
Interventional Solutions
U.S.	399	357	11.8	1,019	1,066	(4.4)
International	437	382	14.0	1,134	1,156	(2.0)
Worldwide	836	741	12.9	2,153	2,223	(3.1)
Orthopaedics
U.S.	1,308	1,301	0.6	3,427	3,950	(13.2)
International	774	837	(7.5)	2,145	2,616	(18.0)
Worldwide	2,083	2,138	(2.6)	5,572	6,566	(15.1)
HIPS
U.S.	221	204	8.7	564	633	(10.9)
International	124	133	(7.2)	344	428	(19.8)
Worldwide	345	336	2.4	908	1,061	(14.5)
KNEES
U.S.	205	209	(1.9)	527	650	(19.0)
International	102	136	(24.8)	298	435	(31.5)
Worldwide	308	344	(10.9)	825	1,085	(24.0)
TRAUMA
U.S.	433	415	4.2	1,194	1,239	(3.6)
International	253	262	(3.4)	698	795	(12.2)
Worldwide	685	677	1.3	1,892	2,034	(7.0)
SPINE, SPORTS & OTHER
U.S.	449	472	(4.9)	1,142	1,427	(20.0)
International	295	306	(3.4)	805	957	(15.8)
Worldwide	745	778	(4.3)	1,947	2,384	(18.3)
Surgery
U.S.	913	940	(3.0)	2,247	2,867	(21.7)
International	1,239	1,371	(9.6)	3,556	4,192	(15.2)
Worldwide	2,152	2,311	(6.9)	5,803	7,059	(17.8)
ADVANCED
U.S.	421	409	3.0	1,079	1,209	(10.7)
International	579	602	(3.9)	1,644	1,811	(9.2)
Worldwide	1,000	1,010	(1.1)	2,723	3,019	(9.8)
GENERAL
U.S.	492	531	(7.6)	1,168	1,658	(29.6)
International	660	769	(14.1)	1,912	2,381	(19.7)
Worldwide	1,152	1,301	(11.4)	3,080	4,040	(23.8)
Vision
U.S.	473	459	3.1	1,160	1,366	(15.1)
International	608	734	(17.2)	1,683	2,117	(20.5)
Worldwide	1,081	1,193	(9.4)	2,843	3,483	(18.4)
CONTACT LENSES / OTHER
U.S.	375	339	10.9	924	993	(6.9)
International	455	555	(18.1)	1,274	1,566	(18.7)
Worldwide	830	893	(7.1)	2,198	2,559	(14.1)

Table of Content

SURGICAL
U.S.	98	120	(18.9)	236	373	(36.8)
International	153	180	(14.6)	409	551	(25.7)
Worldwide	251	299	(16.3)	645	923	(30.2)

TOTAL MEDICAL DEVICES
U.S.	3,092	3,057	1.2	7,852	9,249	(15.1)
International	3,058	3,326	(8.1)	8,518	10,082	(15.5)
Worldwide	6,150	6,383	(3.6)	16,370	19,331	(15.3)

WORLDWIDE
U.S.	11,086	10,791	2.7	31,324	31,323	0.0
International	9,996	9,938	0.6	28,785	29,989	(4.0)
Worldwide	$21,082	20,729	1.7%	$60,109	61,312	(2.0)%
*Percentage greater than 100% or not meaningful

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change
Consumer Health (1)	$191	653	(70.8)%	$993	1,800	(44.8)%
Pharmaceutical(2)	3,439	(222)	*	11,787	5,786	*
Medical Devices(3)	1,010	1,392	(27.4)	2,681	6,078	(55.9)
Segment earnings before provision for taxes	4,640	1,823	*	15,461	13,664	13.2
Less: Expense not allocated to segments (4)	239	176		611	554
Worldwide income before tax	$4,401	1,647	*	$14,850	13,110	13.3%
*Percentage greater than 100% or not meaningful

(1) Consumer Health
•Includes a gain of $0.3 billion related to the Company's previously held equity investment in Ci:z Holdings Co., Ltd. (DR. CI: LABO) in the fiscal nine months of 2019.
•Includes litigation expense of $0.5 billion in the fiscal third quarter of 2020, primarily talc related costs, including certain settlements. Includes litigation expense of $1.2 billion and $0.2 billion in both the fiscal nine months of 2020 and 2019, primarily talc related costs, including certain settlements.
•Includes amortization expense of $0.1 billion in both the fiscal third quarters of 2020 and 2019, respectively and $0.3 billion in both the fiscal nine months of 2020 and 2019, respectively.
•Includes a restructuring related charge of $0.1 billion in both the fiscal nine months of 2020 and 2019, respectively.
(2) Pharmaceutical
•Includes an in-process research and development expense of $0.9 billion related to the Alios asset in the fiscal nine months of 2019.
•Includes litigation expense of $1.0 billion and $4.0 billion in the fiscal third quarters of 2020 and 2019 and $1.0 billion and $4.3 billion in the fiscal nine months of 2020 and 2019, respectively. Litigation expense in all periods is primarily related to the agreement in principle to settle opioid litigation.
•Includes an unrealized loss on securities of $0.1 billion in the fiscal third quarter of 2019. Includes an unrealized gain on securities of $0.2 billion in both the fiscal nine months of 2020 and 2019, respectively.
•Includes a research and development expense of $0.3 billion in the fiscal nine months of 2019, for an upfront payment related to argenx.
•Includes amortization expense of $0.8 billion in both the fiscal third quarters of 2020 and 2019. Includes amortization expense of $2.4 billion in both the fiscal nine months of 2020 and 2019.
•Includes a restructuring related charge of $0.1 billion in both the fiscal nine months of 2020 and 2019, respectively.
•Includes Actelion acquisition related costs of $0.1 billion in the fiscal nine months of 2019.

Table of Content
•In the fiscal second and third quarters of 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.8 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.
(3) Medical Devices
•Includes a contingent consideration reversal of $0.2 billion in the fiscal third quarter of 2020 and $1.1 billion in the fiscal nine months of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition.
•Includes a gain of $2.0 billion from the divestiture of the ASP business in the fiscal nine months of 2019.
•Includes litigation expense of $0.3 billion in the fiscal nine months of 2019.
•Includes a restructuring related charge of $0.1 billion and amortization expense of $0.2 billion in both the fiscal third quarters of 2020 and 2019.
•Includes a restructuring related charge of $0.2 billion and amortization expense of $0.7 billion in both the fiscal nine months of 2020 and 2019.
•Includes an in-process research and development expense of $0.1 billion in the fiscal third quarter of 2020 and fiscal nine months of 2020.

(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change
United States	$11,086	10,791	2.7%	$31,324	31,323	0.0%
Europe	4,819	4,461	8.0	13,709	13,803	(0.7)
Western Hemisphere, excluding U.S.	1,296	1,488	(12.9)	3,931	4,446	(11.6)
Asia-Pacific, Africa	3,881	3,989	(2.7)	11,145	11,740	(5.1)
Total	$21,082	20,729	1.7%	$60,109	61,312	(2.0)%

Table of Content
NOTE 10— BUSINESS COMBINATIONS AND DIVESTITURES

Subsequent to the fiscal third quarter, on October 1, 2020, the Company completed the acquisition of Momenta Pharmaceuticals, Inc. (Momenta) a company that discovers and develops novel therapies for immune-mediated diseases, for a purchase price of approximately $6.5 billion, primarily allocated to IPR&D. In the fiscal fourth quarter of 2020, the transaction will be accounted for as a business combination and included in the Pharmaceutical segment.

During the fiscal third quarter of 2020, the Company sold 11.8 million shares of Idorsia LTD (Idorsia), or its 8.3% ownership in the company. The transaction resulted in gross proceeds of approximately CHF337 million ($357 million) based on a sales price of CHF 28.55/share and an immaterial net loss.

The Company currently has rights to at least an additional 38.7 million shares (or approximately 20% of Idorsia equity) through a convertible loan with a principal amount of CHF 445 million (due June 2027). Idorsia also has access to an approximate CHF 243 million credit facility with the Company. As of September 27, 2020, Idorsia has not made any draw-downs under the credit facility.

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

On April 1, 2019, the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health was a privately held developer of robotic technologies, initially focused in lung cancer, with an FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company treated this transaction as a business combination and included it in the Medical Devices segment. The fair value of the acquisition was allocated primarily to amortizable and non-amortizable intangible assets, primarily IPR&D, for $3.0 billion, goodwill for $2.0 billion, marketable securities of $0.2 billion and liabilities assumed of $1.8 billion, which includes the fair value of the contingent payments mentioned above. During the fiscal second quarter of 2020, the Company finalized the purchase price allocation. During the fiscal nine months of 2020, the Company recorded Other income of approximately $1.1 billion for the reversal of all of the contingent consideration related to the timing of certain developmental and commercial milestones, which are not expected to be met based on the Company’s current timelines. During the fiscal third quarter of 2020, the Company recorded a partial IPR&D impairment charge of $0.1 billion related to timing and progression of the digital surgery platforms.
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

Table of Content

During the fiscal third quarter of 2018, the Company accepted a binding offer to form a strategic collaboration with Jabil Inc., one of the world’s leading manufacturing services providers for health care products and technology products. The Company is expanding a 12-year relationship with Jabil Inc. to produce a range of products within the Ethicon Endo-Surgery and DePuy Synthes businesses. This transaction includes the transfer of certain employees and manufacturing sites. The majority of the transfers were completed in 2019 with a minor amount remaining in 2020. As of September 27, 2020, the assets held for sale on the Consolidated Balance Sheet were $0.1 billion of inventory and property, plant and equipment, net. For additional details on the global supply chain restructuring see Note 12 to the Consolidated Financial Statements.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; supplier indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business. Due to the ongoing impacts of the COVID-19 pandemic, certain trials have been rescheduled or delayed. The Company continues to monitor its legal proceedings as the situation evolves.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of September 27, 2020, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts already accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of September 27, 2020, in the United States there were approximately 600 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 8,200 with respect to the PINNACLE® Acetabular Cup System; 15,400 with respect to pelvic meshes; 10,400 with respect to

Table of Content
RISPERDAL®; 15,000 with respect to XARELTO®; 21,800 with respect to body powders containing talc; 300 with respect to INVOKANA®; and 4,000 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. The MDL Court is remanding cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, and class actions in Israel, Australia and Canada, seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court entered damages awards to the three Lead Applicants. The Company is appealing the decision. With respect to other group members, there will be an individual case assessment process which will require proof of use and causally related loss. The class actions in Canada are expected to be discontinued in 2020 as a result of a settlement of a group of cases. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

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

Table of Content
Claims have also been filed against Ethicon and Johnson & Johnson alleging personal injuries arising from the PROCEED® Mesh and PROCEED® Ventral Patch hernia mesh products. In March 2019, the New Jersey Supreme Court entered an order consolidating these cases pending in New Jersey as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the US, and in jurisdictions outside the US. The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch products. In September 2019, plaintiffs’ attorney filed an application with the New Jersey Supreme Court seeking centralized management of 107 PROLENE™ Polypropylene Hernia System (“PHS”) cases. The New Jersey Supreme Court granted plaintiffs application in January 2020 and those cases have also been transferred to an MCL in Atlantic County Superior Court.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits have been primarily filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a recent verdict in October 2019 of $8 billion of punitive damages related to one single plaintiff which was subsequently reduced in January 2020 to $6.8 million by the trial judge. The Company and plaintiff are each appealing this judgment. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

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

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending personal injury lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits have been primarily filed in state courts in Missouri, New Jersey and California, and suits have also been filed outside the United States. The majority of cases are pending in federal court, organized into a multi-district litigation in the United States District Court for the District of New Jersey. In the multi-district litigation, the parties have sought to exclude experts, through Daubert motions. In April 2020, the Court issued rulings that limit the scope of testimony, including some theories and testing methods, for certain plaintiff expert witnesses and denied plaintiffs’ attempt to limit the scope of testimony of certain of the Company’s witnesses. With this ruling made, case-specific discovery has begun, per the court’s directive to proceed. In talc cases that have previously gone to trial, the Company has obtained defense verdicts in a number of these cases but there have also been verdicts against the Company, many of which have been reversed on appeal. Most recently, in June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion, reducing the overall award to $2.1 billion. The Company has filed an application for transfer of the case to the Missouri Supreme Court. The Company continues to believe that it has strong grounds for the appeal of this verdict, as well as other verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has and may settle cases. The Company has established an accrual for defense costs and reserves for settlement of certain cases and claims in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’ potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims). In its bankruptcy filing, Imerys noted certain claims it alleges it has against the Company for indemnification and rights to joint insurance proceeds. Based on such claims as well as indemnity and insurance claims the Company has against Imerys, the Company petitioned the United States District Court for the District of Delaware to establish federal jurisdiction of the state court talc lawsuits under the Bankruptcy Code. The Company's petition was denied and the state court talc lawsuits that have been removed to federal court on such basis have been remanded. The Company previously proposed to resolve Imerys' (and the Company’s) obligations arising out of the Talc Claims by agreeing to assume the defense of litigation

Table of Content
of all Talc Claims involving the Company's products, waiving the Company’s indemnification claims against Imerys, and lifting the automatic stay to enable the Talc Claims to proceed outside the bankruptcy forum with the Company agreeing to settle or pay any judgment against Imerys. In May 2020, Imerys and the asbestos claimants’ committee filed their Plan of Reorganization and the Disclosure Statement related thereto agreeing to put its North American operations up for auction which was subsequently amended. The Company has objected to the Disclosure Statement and intends to object to the Plan of Reorganization as currently structured. Additionally, in June 2020, Cyprus Mines Corporation and its parent filed an adversary proceeding against the Company as well as Imerys seeking a declaration of indemnity under certain contractual agreements. The Company denies such indemnification is owed and filed a motion to dismiss the adversary complaint arguing, among other things, that the Court does not have subject matter jurisdiction over Cyprus’s claims against the Company.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, Defendants answered the complaint. Discovery is underway.

In June 2019, a shareholder filed a complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. The Court has not yet ruled in the books and records action. In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation.

In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. Four of the shareholders who had sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder. Plaintiffs are seeking damages and injunctive relief. In September 2019, Defendants filed a motion to dismiss. In April 2020, the Court granted Defendants’ motion but granted leave to amend. In June 2020, Plaintiffs filed an amended complaint, and in July 2020, Defendants moved to dismiss the amended complaint.

A lawsuit is pending in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act relating to JOHNSON’S® Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted.

In January 2020, the Abtahi Law Group filed an action under Proposition 65 against Johnson & Johnson and Johnson & Johnson Consumer Inc. as well as a number of other alleged talcum powder manufacturers and distributors, including one California company. In that action, the plaintiff alleges contamination of talcum powder products with unsafe levels of arsenic, hexavalent chromium and lead. The plaintiff seeks civil penalties and injunctive relief. The case has been stayed by the court pending an initial status conference.

In addition, the Company has received preliminary inquiries and subpoenas to produce documents regarding these matters from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice, the Securities and Exchange Commission and the U.S. Congressional Subcommittee on Economic and Consumer Policy. The Company is cooperating with government inquiries and continues to produce documents as required in response.

Table of Content
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

Medical Devices
In November 2016, MedIdea, L.L.C. (MedIdea) filed a patent infringement lawsuit against DePuy Orthopaedics, Inc. in the United States District Court for the Northern District of Illinois alleging infringement by the ATTUNE® Knee System. In April 2017, MedIdea filed an amended complaint adding DePuy Synthes Products, Inc. and DePuy Synthes Sales, Inc. as named defendants (collectively, DePuy). MedIdea alleges infringement of United States Patent Nos. 6,558,426 (’426); 8,273,132 (’132); 8,721,730 (’730) and 9,492,280 (’280) relating to posterior stabilized knee systems. Specifically, MedIdea alleges that the SOFCAMTM Contact feature of the ATTUNE® posterior stabilized knee products infringes the patents-in-suit. MedIdea is seeking monetary damages and injunctive relief. In June 2017, the case was transferred to the United States District Court for the District of Massachusetts. A claim construction hearing was held in October 2018, and a claim construction order was issued in November 2018. In December 2018, MedIdea stipulated to non-infringement of the ’132, ’730 and ’280 patents, based on the district court’s claim construction and reserving its right to appeal that construction, leaving only the ’426 patent at issue before the district court. In May 2019, DePuy filed a motion for summary judgment of non-infringement of the claims of the ’426 patent. In November 2019, judgment was entered in favor of DePuy. In December 2019, MedIdea filed a notice of appeal and the appeal is fully briefed.

In December 2016, Ethicon Endo-Surgery, Inc. and Ethicon Endo-Surgery, LLC (now known as Ethicon LLC) sued Covidien, Inc. in the United States District Court for the District of Massachusetts seeking a declaration that United States Patent Nos. 6,585,735 (’735); 7,118,587; 7,473,253; 8,070,748 and 8,241,284 (’284), are either invalid or not infringed by Ethicon’s ENSEAL® X1 Large Jaw Tissue Sealer product. In April 2017, Covidien LP, Covidien Sales LLC, and Covidien AG (collectively, Covidien) answered and counterclaimed, denying the allegations, asserting willful infringement of the ’735 patent, the ’284 patent and United States Patent Nos. 8,323,310 (’310); 9,084,608; 9,241,759 (’759) and 9,113,882, and seeking damages and an injunction. In June 2020, after a bench trial, the district court entered judgment in Ethicon’s favor. In July 2020, Covidien filed a notice of appeal, and Ethicon filed a cross appeal. In August 2020, the parties agreed to dismiss their respective appeals.

In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412 (’412). Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. Trial is scheduled to begin in March 2021.

In November 2017, Board of Regents, The University of Texas System and TissueGen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC (collectively, Ethicon) alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® PDS® Antibacterial Sutures and STRATAFIX® MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 (’296) and 7,033,603 (’603) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the United States Patent and Trademark Office (USPTO), seeking

Table of Content
Inter Partes Review (IPR) of both asserted patents. In June 2020, the USPTO denied institution of the ’296 patent IPR and granted institution of the ’603 patent IPR. UT dismissed the ’603 patent from the suit and no longer accuses PDS® Plus Antibacterial Sutures or STRATAFIX® PDS® Plus Antibacterial Sutures of infringement. The previously scheduled district court trial has been postponed.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200); 6,491,701 (’701); 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); 8,620,473 (’473); 8,801,601 (’601); and 9,452,276 (’276) based on Auris’ Monarch™ Platform. Auris filed IPR Petitions with the USPTO regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. Intuitive subsequently dropped the ’200, ’473 and ’701 patents from the suit. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’200, ’447, ’701 and ’906 patents and denied review of the ’276 patent. The district court trial is scheduled to begin in June 2021.

In August 2019, RSB Spine LLC (RSB Spine) filed a patent infringement suit against DePuy Synthes, Inc. in United States District Court for the District of Delaware. In October 2019, RSB Spine amended the complaint to change the named defendants to DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. In the suit, RSB Spine alleges willful infringement of United States Patent Nos. 6,984,234 and 9,713, 537 by one or more of the following products: ZERO-P-VA™ Spacer, ZERO-P® Spacer, ZERO-P NATURAL™ Plate, SYNFIX® LR Spacer and SYNFIX® Evolution System. RSB Spine seeks monetary damages and injunctive relief. In November 2019, the suit was consolidated for pre-trial purposes with other patent infringement suits brought by RSB Spine in the United States District Court for the District of Delaware against Life Spine, Inc., Medacta USA, Inc., Precision Spine, Inc., and Xtant Medical Holdings, Inc. In June 2020, the case was stayed pending IPR proceedings involving the asserted patents.

In March 2020, Osteoplastics, LLC filed a patent infringement suit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., Medical Device Business Services, Inc., and Synthes, Inc. (collectively, DePuy Synthes) in the United States District Court for the District of Delaware. In the suit, Osteoplastics alleges willful infringement of U.S. Patent Nos. 8,781,557; 9,929,920; 9,330,206; 9,626,756; 9,672,617; 9,672,302; and 9,275,191 based on the PROPLAN CMF® Virtual Surgical Planning Services and the TruMatch® CMF Personalize Solutions. In April 2020, Osteoplastics filed an amended complaint to substitute U.S. Patent No. 9,292,920 for U.S. Patent No. 9,929,920. Osteoplastics seeks monetary damages and injunctive relief. In June 2020, DePuy Synthes filed a motion to dismiss the complaint.

Pharmaceutical
Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)
The following summarizes lawsuits pending against generic companies that have filed ANDAs with the FDA or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement and invalidity of the applicable patents. In the event the subsidiaries are not successful in an action, or the automatic statutory stay of the ANDAs expires before the United States District Court rulings are obtained, the third-party companies involved would have the ability, upon approval of the FDA, to introduce generic versions of their products to the market, resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents. The IPR process with the USPTO, created under the 2011 America Invents Act, is also being used at times by generic companies in conjunction with ANDAs and lawsuits, to challenge the applicable patents.
ZYTIGA®
In November 2017, Janssen initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422 (the ’422). The final hearing concluded in May 2019. In October 2019, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s ANDS until the expiration of the ’422 patent. In November 2019, Apotex filed an appeal.

In January 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking

Table of Content
approval to market a film-coated generic version of ZYTIGA® before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In January 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) in Canada in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of ZYTIGA® 250 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In November 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience in Canada in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of ZYTIGA®, 500 mg, before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In June 2019, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. (collectively, DRL) in Canada in response to DRL's filing of an ANDS seeking approval to market a generic version of ZYTIGA® before the expiration of the ’422 patent. The final hearing is scheduled to begin in October 2020.

In August 2020, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against JAMP Pharma Corporation (Jamp) in Canada in response to Jamp’s filing of an ANDS seeking approval to market a generic version of ZYTIGA® before the expiration of the ’422 patent.

In each of these Canadian actions, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’422 patent.

XARELTO®
In June 2017, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer Intellectual Property GmbH (collectively, Bayer) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against InvaGen Pharmaceuticals Inc. (InvaGen) who filed an ANDA seeking approval to market generic versions of XARELTO® before expiration of Bayer AG’s United States Patent No. 9,539,218 (’218) relating to XARELTO®. JPI is the exclusive sublicensee of the asserted patent. In August 2020, JPI and Bayer AG entered into a settlement agreement with InvaGen.

In May 2020, JPI and Bayer AG filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Unichem Inc. (a/k/a Unichem Laboratories, Ltd.) and Unichem Pharmaceuticals (USA), Inc.(collectively, Unichem) who filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’218 patent and United States Patent No. 7,157,456 relating to XARELTO®. In September 2020, JPI and Bayer entered into a settlement agreement with Unichem.

In August 2020, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. (collectively, DRL) who filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’218 patent. In this lawsuit, JPI is seeking an order enjoining DRL from marketing their generic versions of XARELTO® before the expiration of the relevant patents.

INVOKANA®/INVOKAMET®/INVOKAMET XR®

Table of Content

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against a number of generic companies who filed ANDAs seeking approval to market generic versions of INVOKANA®, INVOKAMET® and/or INVOKAMET® XR before expiration of MTPC’s United States Patent Nos. 7,943,582 (’582) and/or 8,513,202 (’202) relating to INVOKANA®, INVOKAMET® and/or INVOKAMET® XR. Janssen is the exclusive licensee of the asserted patents. The following generic companies were named as defendants: Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL); MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc. (MSN); Zydus Pharmaceuticals (USA) Inc. (Zydus); Sandoz, Inc. (Sandoz); and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (Lupin). These cases were consolidated into one action (Polymorph Main Action), which has been scheduled for trial starting in February 2021.

In July 2017, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus who filed an ANDA seeking approval to market generic versions of INVOKANA®, INVOKAMET® and/or INVOKAMET® XR before expiration of MTPC’s United States Patent No. 7,943,788 (’788), 8,222,219 (’219) and/or 8,785,403 (’403) relating to INVOKANA®, INVOKAMET® and/or INVOKAMET® XR (Compounds Main Action). Janssen is the exclusive licensee of the asserted patents. Trial began in September 2020 and will conclude in October or November 2020.

In July 2019, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, who filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET XR® before expiration of the ’788 patent. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against DRL, who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of the ’788 patent. These lawsuits have not been consolidated with the Main Actions.

In each of these lawsuits, Janssen and MTPC are seeking an order enjoining the defendants from marketing their generic versions of INVOKANA®, INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

OPSUMIT®

In January 2018, Actelion Pharmaceuticals Ltd (Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. (Zydus) who filed an ANDA seeking approval to market a generic version of OPSUMIT® before the expiration of United States Patent No. 7,094,781 (’781). In the lawsuit, Actelion was seeking an order enjoining Zydus from marketing generic versions of OPSUMIT® before the expiration of the patent. In September 2020, Actelion and Zydus entered into a settlement agreement.

In October 2020, Actelion initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Laurus Labs Limited and PharmaQ, Inc. (collectively, Laurus), who filed an ANDA seeking approval to market generic versions of OPSUMIT® before the expiration of U.S. Patent No. 7,094,781 (’781). Actelion is seeking an order enjoining Laurus from marketing generic versions of OPSUMIT® before the expiration of the ’781 patent.

In May 2020, Janssen Inc. (Janssen) and Actelion initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in Canada in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of OPSUMIT® 10 mg, before the expiration of Canadian Patent No. 2,659,770 (’770). Trial is scheduled to begin in January 2022.

In May 2020, Janssen and Actelion initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) in Canada in response to Apotex’s filing of an ANDS seeking approval to market a generic version of OPSUMIT® 10 mg, before the expiration of the ’770 patent. Trial is scheduled to begin in February 2022.

In July 2020, Janssen and Actelion initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against JAMP Pharma Corporation (JAMP) in Canada in response to JAMP’s filing of an ANDS seeking approval to market a generic version of OPSUMIT® 10 mg before the expiration of the ’770 patent and Canadian Patent No. 2,621,273 (’273). Trial is scheduled to begin in April 2022.

In each of these Canadian actions, Janssen and Actelion are seeking an order enjoining the defendants from marketing their generic versions of OPSUMIT® before the expiration of the relevant patents.

Table of Content
INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906 (’906). Trial commenced in October 2020.

In August 2019, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), who filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent. In February 2020, Mylan filed a Petition for Inter Partes Review with the USPTO seeking to invalidate the ’906 patent. The USPTO denied the Petition in September 2020.

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

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (collectively, Janssen) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva) in response to Teva's filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 (’629) and 2,655,335 (’335). Janssen subsequently discontinued the portion of the lawsuit relating to the ’629 patent. In May 2020, the Canadian Federal Court issued a Public Judgment and Reasons declaring that Teva’s generic version of INVEGA SUSTENNA®, if approved, would infringe claims of the ’335 patent and that the claims of the ’335 patent are not invalid for obviousness. Teva appealed the court’s decision.

In April 2020, Janssen Inc. and Janssen Pharmaceutica NV (together, Janssen) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. (Pharmascience) in response to Pharmascience's filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’335 patent. In September 2020, Pharmascience withdrew its ANDS and Janssen discontinued the lawsuit.

In each of these lawsuits, Janssen is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA® before the expiration of the relevant patents.

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies who filed ANDAs seeking approval to market generic versions of IMBRUVICA® 140 mg capsules before expiration of Pharmacyclics’ United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. JBI is the exclusive licensee of the asserted patents. The named defendants include the following generic companies: Cipla Limited and Cipla USA Inc. (collectively, Cipla); Sandoz Inc. and Lek Pharmaceuticals d.d. (collectively, Sandoz); and Zydus Worldwide DMCC and Cadila Healthcare Limited (collectively, Zydus). The trial commenced in October 2020.

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

In February 2019, Pharmacyclics and JBI amended their complaint against Cipla to allege infringement of United States Patent Nos. 10,106,548, and 10,125,140.

In March 2019, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen Pine Brook LLC and Natco Pharma Ltd. (collectively, Alvogen), who filed an ANDA seeking approval to market generic versions of IMBRUVICA® tablets, asserting infringement of United States Patent Nos. 7,514,444, 8,003,309, 8,476,284, 8,497,277, 8,697,711, 8,753,403, 8,754,090, 8,754,091, 8,952,015, 8,957,079, 9,181,257, 9,296,753, 9,655,857, 9,725,455, 10,010,507, 10,106,548, and 10,125,140.

Table of Content
In May 2019, Pharmacyclics and JBI amended their complaint against Cipla to further allege infringement of United States Patent No. 10,016,435. In June 2019, Pharmacyclics and JBI amended their complaint against Alvogen to further allege infringement of United States Patent No. 10,213,386.

In August 2019, Pharmacyclics and JBI amended their complaints against Cipla and Sandoz to further allege infringement of U.S. Patent Nos. 10,294,231 and 10,294,232.

In March 2019, Sandoz filed an IPR Petition with the USPTO, seeking to invalidate United States Patent No. 9,795,604. In September 2020, the USPTO issued a final decision in the IPR invalidating certain claims of the ’604 patent and upholding the validity of certain claims in the ’604 patent.

In March 2020, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen, Zydus and Sandoz asserting infringement of United States Patent No. 10,478,439. In April 2020, Pharmacyclics and JBI amended their complaint against Sandoz to further allege infringement of U.S. Patent No. 10,463,668. In October 2020, Pharmacyclics and JBI amended their complaint against Sandoz to further allege infringement of U.S. Patent Nos. 10,752,634 and 10,695,350, amended their complaint against Zydus to further allege infringement of U.S. Patent Nos. 10,752,634 and 10,653,696, and amended their complaint against Alvogen to further allege infringement of U.S. Patent No. 10,653,696.

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

In October 2020, Pharmacyclics and JBI entered into a settlement agreement with Zydus.

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

INVEGA TRINZA®

In September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LCC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC (collectively, Mylan). Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA® before expiration of United States Patent No. 10,143,693 relating to INVEGA TRINZA®. Janssen is seeking an order enjoining Mylan from marketing a generic version of INVEGA TRINZA® before the expiration of the relevant patent.
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

Table of Content

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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 3,100 lawsuits related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical companies, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina; Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are more than 370 cases pending in various state courts. There are over 2,700 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio (MDL No. 2804). In addition, the Province of British Columbia filed suit in Canada. In October 2019, an anti-trust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these lawsuits. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion, subject to various conditions and an agreement being finalized. This agreement in

Table of Content
principle is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed and future claims by states, cities and counties. The Company cannot predict if or when the agreement will be finalized and individual cases are ongoing.
In August 2019, Johnson & Johnson received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act.  In September 2019, Johnson & Johnson received subpoenas from the New York State Department of Financial Services (NYDFS) as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. In September 2020, the Company learned that NYDFS filed a statement of charges related to this investigation.

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

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies. In February 2016, the district court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the district court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the district court. In July 2020, the Court ordered the relators to complete discovery by August 2020; the Relators have requested an extension of the August 2020 deadline that DePuy opposed and additional discovery-related motions have been filed by both parties.

In October 2012, Johnson & Johnson was contacted by the California Attorney General's office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson's subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019 and concluded in September 2019. The trial date for the Kentucky case was scheduled for September 2019 but has been adjourned and no new trial date has been scheduled. The trial date for the Mississippi case is scheduled for April 2021. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company's motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company is appealing the penalty judgment. In April 2020, the Company settled the West Virginia case. In June 2020 the Court in Oregon denied the Company's motion to dismiss. Trial in Oregon is set for February 2022. The Attorney General of

Table of Content
Mississippi filed a second amended complaint in April 2020 and the Company filed a motion to dismiss in May 2020. The motion to dismiss argument was heard in August 2020.

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

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The matter is stayed pending interlocutory appeal of a December 2018 denial of Johnson & Johnson and JJCI's motion for summary judgment. The Mississippi Supreme Court granted J&J and JJCI's request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Briefing is complete.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company has moved to dismiss certain of the claims in the Amended Complaint, which was granted, but the State of New Mexico was given leave to amend its complaint.

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

Table of Content
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
GENERAL LITIGATION
In May 2014, two purported class actions were filed in federal court, one in the United States District Court for the Central District of California and one in the United States District Court for the Southern District of Illinois, against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI) alleging violations of state consumer fraud statutes based on nondisclosure of alleged health risks associated with talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product no longer sold by JJCI). Both cases seek injunctive relief and monetary damages; neither includes a claim for personal injuries. In October 2016, both cases were transferred to the United States District Court for the District Court of New Jersey as part of a newly created federal multi-district litigation. In July 2017, the district court granted Johnson & Johnson's and JJCI’s motion to dismiss one of the cases. In September 2018, the United States Court of Appeals for the Third Circuit affirmed this dismissal. In September 2017, the plaintiff in the second case voluntarily dismissed the complaint. In March 2018, the plaintiff in the second case refiled in Illinois State Court. Following motion practice to remove the case to United States District Court, as of September 2020 the case will remain in Illinois State Court.

In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In October 2014, Janssen Ortho submitted a Petition for Relief in response to the Penalty Notice. In May 2015, US CBP issued an Amended Penalty Notice assessing substantial penalties and Janssen Ortho filed a Petition for Relief in July 2015. In May 2019, US CBP issued its Mitigation Decision and determined that Janssen Ortho had negligently misrepresented that darunavir ethanolate is entitled to duty free treatment. In June 2019, Janssen Ortho filed a Supplemental Petition for Relief. The Penalties Proceeding will be impacted by the related Classification Litigation pending in the United States Court of International Trade. The Classification Litigation will determine whether darunavir ethanolate was properly classified as exempt from duties upon importation into the United States. The trial in the Classification Litigation was held in July 2019. In February 2020, the Court ruled that darunavir ethanolate is eligible for duty free treatment. In April 2020, the United States filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. In August 2020, Janssen Ortho received notice that Janssen's Supplemental Petition for Relief from the Amended Penalty Notice was denied. In October 2020, USCBP agreed to hold the enforcement of penalties in abeyance pending resolution of the Classification litigation.

In September 2020, Genmab A/S brought an arbitration against Janssen Biotech, Inc. pursuant to a 2012 License Agreement between the parties. The arbitration relates to royalties for certain Janssen daratumumab products.

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

In August 2015, two third-party payors filed a purported class action in the United States District Court for the Eastern District of Louisiana against Janssen Research & Development, LLC, Janssen Ortho LLC, Janssen Pharmaceuticals, Inc., Ortho-

Table of Content
McNeil-Janssen Pharmaceuticals, Inc. and Johnson & Johnson (as well as certain Bayer entities), alleging that the defendants improperly marketed and promoted XARELTO® as safer and more effective than less expensive alternative medications while failing to fully disclose its risks. The complaint seeks damages.
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

Table of Content
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

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers-Squibb and Japan Tobacco. In March 2020, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs filed an amended complaint in April 2020. Defendants moved to dismiss the amended complaint. In July 2020, the court granted in part and denied in part the renewed motion to dismiss.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In January 2020, BWI filed a motion to dismiss the complaint. In August 2020, the court granted in part and denied in part BWI’s motion to dismiss.

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

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against Johnson & Johnson, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Table of Content

NOTE 12— RESTRUCTURING

The Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. For additional details on the Global Supply Chain restructuring strategic collaborations see Note 10 to the Consolidated Financial Statements. In the fiscal third quarter of 2020, the Company recorded a pre-tax charge of $130 million, which is included on the following lines of the Consolidated Statement of Earnings, $68 million in restructuring, $32 million in cost of products sold and $30 million in other (income) expense. In the fiscal nine months of 2020, the Company recorded a pre-tax charge of $363 million, which is included on the following lines of the Consolidated Statement of Earnings, $187 million in restructuring, $69 million in cost of products sold and $107 million in other (income) expense. Total project costs of approximately $1.2 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated restructuring expenses through the fiscal nine months of 2020:

(Dollars in Millions)	Severance	Asset Write-offs	Other(2)		Total
Reserve balance, December 29, 2019	$164	—	16		180

Current year activity:
Charges	—	55	308		363
Cash payments	(18)	—	(297)		(315)
Settled non cash	—	(55)	(17)	(3)	(72)

Reserve balance, September 27, 2020(1)	$146	—	10		156
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

Table of Content
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

Table of Content
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales
For the fiscal nine months of 2020, worldwide sales were $60.1 billion, a total decrease of 2.0%, including an operational decline of 0.8% as compared to 2019 fiscal nine months sales of $61.3 billion. Currency fluctuations had a negative impact of 1.2% for the fiscal nine months of 2020. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.4%.

Sales by U.S. companies were $31.3 billion in the fiscal nine months of 2020, which was flat as compared to the prior year. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.4%. Sales by international companies were $28.8 billion, a decrease of 4.0%, including an operational decline of 1.7%, and a negative currency impact of 2.3% as compared to the fiscal nine months sales of 2019. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.4%.

In the fiscal nine months of 2020, sales by companies in Europe experienced a decline of 0.7%, which included an operational increase of 0.1% and a negative currency impact of 0.8%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 11.6%, which included an operational decline of 0.4%, and a negative currency impact of 11.2%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 5.1%, including an operational decline of 4.3% and a negative currency impact of 0.8%.

Note: values may have been rounded

Table of Content
For the fiscal third quarter of 2020, worldwide sales were $21.1 billion, a total increase of 1.7%, and operational increase of 1.7% as compared to 2019 fiscal third quarter sales of $20.7 billion. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.3%.

Sales by U.S. companies were $11.1 billion in the fiscal third quarter of 2020, which represented an increase of 2.7% as compared to the prior year. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $10.0 billion, a total increase of 0.6%, and an operational increase of 0.6%. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.5%.

In the fiscal third quarter of 2020, sales by companies in Europe achieved growth of 8.0%, which included operational growth of 4.6% and a positive currency impact of 3.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 12.9%, which included an operational decline of 1.2%, and a negative currency impact of 11.7%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 2.7%, including an operational decline of 3.2% and a positive currency impact of 0.5%.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health*
Consumer Health segment sales in the fiscal nine months of 2020 were $10.4 billion, an increase of 1.0% as compared to the same period a year ago, including operational growth of 3.4% and a negative currency impact of 2.4%. U.S. Consumer Health segment sales increased by 11.1%. International Consumer Health segment sales decreased by 6.4%, including an operational decline of 2.2% and a negative currency impact of 4.2%. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negligible.

Major Consumer Health* Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
OTC	$3,639	$3,249	12.0%	13.5%	(1.5)%
Skin Health/Beauty**	3,273	3,443	(5.0)	(3.6)	(1.4)
Oral Care	1,204	1,135	6.0	8.9	(2.9)
Baby Care	1,110	1,254	(11.5)	(6.6)	(4.9)
Women’s Health	664	733	(9.4)	(2.7)	(6.7)
Wound Care/Other	545	516	5.8	7.2	(1.4)
Total Consumer Health* Sales	$10,435	$10,331	1.0%	3.4%	(2.4)%
* Previously referred to as Consumer
** Previously referred to as Beauty

Consumer Health segment sales in the fiscal third quarter of 2020 were $3.5 billion, an increase of 1.3% as compared to the same period a year ago, including operational growth of 3.0% and a negative currency impact of 1.7%. U.S. Consumer Health segment sales increased by 11.6%. International Consumer Health segment sales decreased by 5.6%, including an operational decline of 2.7% and a negative currency impact of 2.9%. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.1%.

Major Consumer Health* Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
OTC	$1,142	$1,098	4.0%	4.0%	0.0%
Skin Health/Beauty**	1,149	1,151	(0.2)	0.9	(1.1)
Oral Care	412	379	8.5	10.8	(2.3)
Baby Care	393	417	(5.9)	(0.7)	(5.2)
Women’s Health	230	255	(9.6)	(4.1)	(5.5)
Wound Care/Other	189	168	12.5	13.5	(1.0)
Total Consumer Health* Sales	$3,514	$3,469	1.3%	3.0%	(1.7)%
* Previously referred to as Consumer
** Previously referred to as Beauty

The OTC franchise achieved operational growth of 4.0% as compared to the prior year fiscal third quarter. Growth was primarily attributable to sales from TYLENOL® driven by COVID-19 stocking demand, digestive health products in the U.S. and ZARBEES® Naturals. International sales were negatively impacted by COVID-19.

The Skin Health/Beauty franchise achieved operational growth of 0.9% as compared to the prior year fiscal third quarter. Growth was primarily attributable to OGX® and DR. CI:LABO products partially offset by negative COVID-19 related impacts in the U.S., Asia Pacific and Latin America regions and competitive pressure.

The Oral Care franchise achieved operational growth of 10.8% as compared to the prior year fiscal third quarter primarily due to sales of LISTERINE® mouthwash related to COVID-19 stocking demand globally and new product launches in Asia Pacific.

Table of Content
The Baby Care franchise experienced an operational decline of 0.7% as compared to the prior year fiscal third quarter. The decline was primarily due to COVID-19 related impacts and the Baby Center divestiture in the U.S. partially offset by strength in AVEENO® baby.

The Women’s Health franchise experienced an operational decline of 4.1% as compared to the prior year fiscal third quarter primarily driven by price reductions and COVID-19 impacts.
The Wound Care/Other franchise achieved operational growth of 13.5% as compared to the prior year fiscal third quarter. Growth was due to strong performance of BAND-AID® Brand Adhesive Bandages in the U.S. and COVID-19 related demand in the Asia Pacific region.

Table of Content

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2020 were $33.3 billion, an increase of 5.2% as compared to the same period a year ago, with an operational increase of 6.1% and a negative currency impact of 0.9%. U.S. Pharmaceutical sales increased 5.2% as compared to the same period a year ago. International Pharmaceutical sales increased by 5.3%, including operational growth of 7.4% and a negative currency impact of 2.1%. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.2%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
Immunology	$10,950	$10,428	5.0%	5.7%	(0.7)%
REMICADE®	2,846	3,345	(14.9)	(14.0)	(0.9)
SIMPONI®/ SIMPONI ARIA®	1,667	1,673	(0.4)	0.9	(1.3)
STELARA®	5,463	4,661	17.2	17.7	(0.5)
TREMFYA®	965	742	30.2	30.3	(0.1)
Other Immunology	9	8	12.4	19.1	(6.7)
Infectious Diseases	2,662	2,547	4.5	6.1	(1.6)
EDURANT®/rilpivirine	716	639	12.1	12.6	(0.5)
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	1,615	1,566	3.1	4.8	(1.7)
Other Infectious Diseases	331	342	(3.2)	0.0	(3.2)
Neuroscience	4,850	4,762	1.8	2.9	(1.1)
CONCERTA®/methylphenidate	469	544	(13.8)	(12.6)	(1.2)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	2,688	2,459	9.3	9.8	(0.5)
RISPERDAL CONSTA®	475	528	(10.1)	(9.2)	(0.9)
Other Neuroscience	1,218	1,231	(1.1)	1.1	(2.2)
Oncology	8,933	7,976	12.0	13.1	(1.1)
DARZALEX®	2,937	2,168	35.5	37.0	(1.5)
ERLEADA®(1)	519	216	*	*	*
IMBRUVICA®	3,011	2,536	18.7	20.2	(1.5)
VELCADE®	311	636	(51.2)	(50.7)	(0.5)
ZYTIGA®/ abiraterone acetate	1,848	2,118	(12.7)	(12.3)	(0.4)
Other Oncology	308	303	1.7	3.3	(1.6)
Pulmonary Hypertension	2,283	2,000	14.1	14.6	(0.5)
OPSUMIT®	1,187	1,001	18.6	19.2	(0.6)
UPTRAVI®	792	611	29.6	29.8	(0.2)
Other Pulmonary Hypertension(2)	304	388	(21.7)	(21.3)	(0.4)
Cardiovascular / Metabolism / Other	3,625	3,936	(7.9)	(7.2)	(0.7)
XARELTO®	1,716	1,704	0.7	0.7	—
INVOKANA®/ INVOKAMET®	578	558	3.6	4.3	(0.7)
PROCRIT®/EPREX®	423	607	(30.4)	(29.9)	(0.5)
Other	908	1,067	(14.9)	(12.9)	(2.0)
Total Pharmaceutical Sales	$33,304	$31,650	5.2%	6.1%	(0.9)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Previously included in Other Oncology
(2) Inclusive of TRACLEER® which was previously disclosed separately

Table of Content
Pharmaceutical segment sales in the fiscal third quarter of 2020 were $11.4 billion, an increase of 5.0% as compared to the same period a year ago, with an operational increase of 4.6% and a positive currency impact of 0.4%. U.S. Pharmaceutical sales increased 1.5% as compared to the same period a year ago. International Pharmaceutical sales increased by 9.7%, including operational growth of 8.8% and a positive currency impact of 0.9%. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Third Quarter Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
Immunology	$3,789	$3,711	2.1%	1.9%	0.2%
REMICADE®	921	1,136	(18.9)	(18.4)	(0.5)
SIMPONI®/ SIMPONI ARIA®	592	586	0.9	0.8	0.1
STELARA®	1,947	1,698	14.7	14.0	0.7
TREMFYA®	327	290	13.1	12.2	0.9
Other Immunology	3	2	35.6	44.6	(9.0)
Infectious Diseases	864	839	3.0	2.6	0.4
EDURANT®/rilpivirine	236	218	8.1	4.1	4.0
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	526	508	3.5	4.3	(0.8)
Other Infectious Diseases	102	113	(9.4)	(8.1)	(1.3)
Neuroscience	1,605	1,595	0.6	0.4	0.2
CONCERTA®/ methylphenidate	149	193	(22.6)	(22.5)	(0.1)
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	926	851	8.8	8.0	0.8
RISPERDAL CONSTA®	152	167	(9.3)	(9.9)	0.6
Other Neuroscience	377	384	(1.8)	(0.6)	(1.2)
Oncology	3,129	2,761	13.3	12.4	0.9
DARZALEX®	1,099	765	43.8	43.4	0.4
ERLEADA®(1)	206	86	*	*	*
IMBRUVICA®	1,031	921	11.9	11.2	0.7
VELCADE®	105	149	(30.1)	(30.8)	0.7
ZYTIGA®/ abiraterone acetate	590	741	(20.4)	(22.1)	1.7
Other Oncology	98	100	(1.7)	(2.8)	1.1
Pulmonary Hypertension	749	654	14.5	13.9	0.6
OPSUMIT®	392	347	13.0	12.3	0.7
UPTRAVI®	260	210	23.6	23.2	0.4
Other Pulmonary Hypertension(2)	97	96	0.1	(0.3)	0.4
Cardiovascular / Metabolism / Other	1,281	1,316	(2.6)	(2.5)	(0.1)
XARELTO®	630	613	2.9	2.9	—
INVOKANA®/ INVOKAMET®	224	179	24.7	24.9	(0.2)
PROCRIT®/ EPREX®	132	198	(33.3)	(33.6)	0.3
Other	294	325	(9.5)	(9.0)	(0.5)
Total Pharmaceutical Sales	$11,418	$10,877	5.0%	4.6%	0.4%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Previously included in Other Oncology
(2) Inclusive of TRACLEER® which was previously disclosed separately

Table of Content

Immunology products achieved operational growth of 1.9% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease and Ulcerative Colitis and strength in TREMFYA® (guselkumab) in Psoriasis. This was partially offset by COVID-19 related demand and lower sales of REMICADE® (infliximab) due to increased discounts/rebates and biosimilar competition.

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

Infectious disease products achieved operational growth of 2.6% as compared to the same period a year ago primarily due to strong sales of SYMTUZA® in the U.S. and the launch uptake of JULUCA®. This was partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 0.4% as compared to the same period a year ago. Paliperidone long-acting injectables growth driven by sales of INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA TRINZA®/TREVICTA® from new patient starts and persistence. The growth was partially offset by cannibalization of RISPERDAL CONSTA® (risperidone), declines in U.S. CONCERTA® (methylphenidate) due to competitive entrants and the negative impact of COVID-19.
Oncology products achieved strong operational sales growth of 12.4% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) driven by patient uptake in all lines of therapy, IMBRUVICA® (ibrutinib) due to increased patient uptake globally partially offset by a one-time sales return in the prior year and the continued global launch uptake of ERLEADA® (apalutamide). Additionally, the growth was negatively impacted declining sales of ZYTIGA® (abiraterone acetate) and VELCADE® (bortezomib) due to generic competition.

Pulmonary Hypertension achieved operational sales growth of 13.9% as compared to the same period a year ago. Sales growth of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued share gains, market growth and payer mix, partially offset by the impact of COVID-19.

Cardiovascular / Metabolism / Other products experienced an operational decline of 2.5% as compared to the same period a year ago. Sales growth of INVOKANA®/INVOKAMET® (canagliflozin) were due to market growth and favorable channel mix dynamics in the U.S. and strength in the European region. The growth of XARELTO® (rivaroxaban) included a one-time pricing adjustment in 2020 and demand growth partially offset by higher rebates. Lower sales of PROCRIT®/ EPREX® (epoetin alfa) were due to biosimilar competition.

Table of Content

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2020 were $16.4 billion, a decrease of 15.3% as compared to the same period a year ago, with an operational decline of 14.6% and a negative currency impact of 0.7%. U.S. Medical Devices sales decreased 15.1%. International Medical Devices sales decreased by 15.5%, including an operational decline of 14.1% and a negative currency impact of 1.4%. In the fiscal nine months of 2020, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 0.9% primarily due to the divestiture of the ASP business.

Major Medical Devices Franchise Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
Surgery	$5,803	$7,059	(17.8)%	(16.6)%	(1.2)%
Advanced	2,723	3,019	(9.8)	(8.7)	(1.1)
General(1)	3,080	4,040	(23.8)	(22.5)	(1.3)
Orthopaedics	5,572	6,566	(15.1)	(14.7)	(0.4)
Hips	908	1,061	(14.5)	(13.9)	(0.6)
Knees	825	1,085	(24.0)	(23.7)	(0.3)
Trauma	1,892	2,034	(7.0)	(6.5)	(0.5)
Spine, Sports & Other(2)	1,947	2,384	(18.3)	(18.0)	(0.3)
Vision	2,843	3,483	(18.4)	(17.8)	(0.6)
Contact Lenses/Other	2,198	2,559	(14.1)	(13.6)	(0.5)
Surgical	645	923	(30.2)	(29.6)	(0.6)
Interventional Solutions	2,153	2,223	(3.1)	(2.7)	(0.4)
Total Medical Devices Sales	$16,370	$19,331	(15.3)%	(14.6)%	(0.7)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1) Includes Specialty Surgery which was previously disclosed separately
(2) Previously referred to as Spine & Other

The Medical Devices segment sales in the fiscal third quarter of 2020 were $6.2 billion, a decrease of 3.6% as compared to the same period a year ago, with an operational decline of 3.9% and a positive currency impact of 0.3%. U.S. Medical Devices sales increased 1.2%. International Medical Devices sales decreased by 8.1%, including an operational decline of 8.5% partially offset by a positive currency impact of 0.4%. In the fiscal third quarter of 2020, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 0.6%. While results in the fiscal third quarter were net negatively impacted by COVID-19, primarily related to reduced procedures, the Company did see improvement throughout the quarter as countries and states began to gradually re-open. For example, sales in the U.S. returned to gradual growth in the fiscal third quarter. However, the ultimate COVID-19 impact on Medical Devices fiscal year sales remains highly fluid and will continue to evolve with geographical re-openings and virus waves.

Table of Content
Major Medical Devices Franchise Sales* — Fiscal Third Quarter Ended

(Dollars in Millions)	September 27, 2020	September 29, 2019	Total Change	Operations Change	Currency Change
Surgery	$2,152	$2,311	(6.9)%	(6.9)%	0.0%
Advanced	1,000	1,010	(1.1)	(1.2)	0.1
General(1)	1,152	1,301	(11.4)	(11.3)	(0.1)
Orthopaedics	2,083	2,138	(2.6)	(3.1)	0.5
Hips	345	336	2.4	1.9	0.5
Knees	308	344	(10.9)	(11.6)	0.7
Trauma	685	677	1.3	0.7	0.6
Spine, Sports & Other(2)	745	778	(4.3)	(5.0)	0.7
Vision	1,081	1,193	(9.4)	(9.5)	0.1
Contact Lenses/Other	830	893	(7.1)	(7.2)	0.1
Surgical	251	299	(16.3)	(16.4)	0.1
Interventional Solutions	836	741	12.9	12.4	0.5
Total Medical Devices Sales	$6,150	$6,383	(3.6)%	(3.9)%	0.3%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1) Includes Specialty Surgery which was previously disclosed separately
(2) Previously referred to as Spine & Other
The Surgery franchise experienced an operational sales decline of 6.9% as compared to the prior year fiscal third quarter. The operational decline in Advanced Surgery was primarily driven by the negative impact of COVID-19 and competitive pressures in the U.S. This was partially offset by global growth in Biosurgery led by share gains from SURGIFLO® which was positively impacted due to the recovery of an isolated supply disruption in the prior year. The operational decline in General Surgery was primarily driven by the negative impact of COVID-19.

The Orthopaedics franchise experienced an operational sales decline of 3.1% as compared to the prior year fiscal third quarter. The operational growth in hips was driven by market procedure recovery as well as our leadership in the Anterior approach, strong market demand for the ACTIS® stem and enabling technologies – KINCISE™ and VELYS™ Hip Navigation. The operational decline in knees was driven by the negative impact of COVID-19. The operational growth in Trauma was driven by procedures rebounding and strength from new products. The operational decline in Spine, Sports & Other was driven by the negative impact of COVID-19 partially offset by the uptake of the SYMPHONY™ Occipito-Cervico-Thoracic (OCT) System in Spine.

The Vision franchise experienced an operational sales decline of 9.5% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational decline was due to the negative impact of COVID-19 which was partially offset by growth in the U.S. driven by higher level of stocking. The Surgical operational decline was primarily driven by the negative impact of COVID-19 and competitive pressures in the U.S.

The Interventional Solutions franchise achieved operational growth of 12.4% as compared to the prior year fiscal third quarter driven by atrial fibrillation procedure growth coupled with strength from new products.

Table of Content

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2020 was $14.9 billion representing 24.7% of sales as compared to $13.1 billion in the fiscal nine months of 2019, representing 21.4% of sales.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2020 was $4.4 billion representing 20.9% of sales as compared to $1.6 billion in the fiscal third quarter of 2019, representing 7.9% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2020 versus Fiscal Nine months Q3 2019
Cost of products sold increased as a percent to sales driven by:
•Medical Device idle capacity costs associated with COVID-19 related production slow downs and fixed cost deleveraging.
•Establishment of obsolescence reserves associated with the impact of COVID-19 in the Medical Devices business
The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2020 and 2019 was $3.4 billion and $3.3 billion, respectively.

Q3 2020 versus Q3 2019
Cost of products sold remained flat as a percent to sales driven by:
•Medical Device idle capacity costs associated with COVID-19 related production slow downs and fixed cost deleveraging.
partially offset by:
•Favorable mix within the Pharmaceutical and Consumer businesses.
The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2020 and 2019 was $1.2 billion and $1.1 billion, respectively.

Selling, Marketing and Administrative Expenses

(Dollars in billions. Percentages in chart are as a percent to total sales)

Table of Content

Fiscal Nine months Q3 2020 versus Fiscal Nine months Q3 2019
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

Q3 2020 versus Q3 2019
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Expense leveraging in the Pharmaceutical business
•Favorable segment mix with a higher percentage of sales coming from the Pharmaceutical business partially offset by:
•Deleveraging in the Medical Devices business resulting from the COVID-19 impact on sales
•Increased brand marketing expense in the Consumer Health business

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2020 versus Fiscal Nine months Q3 2019
Research and Development increased slightly as a percent to sales driven by:
•Higher upfront/milestone payments in the fiscal nine months of 2019, primarily related to the argenx collaboration partially offset by:
•The negative COVID-19 impact on Medical Devices sales
•Increased investment in the Medical Devices business related to robotics and digital programs

Q3 2020 versus Q3 2019
Research and Development increased as a percent to sales driven by:
•Portfolio progression including the COVID-19 vaccine in the Pharmaceutical business
•The negative COVID-19 impact on Medical Devices sales
•Increased investment in the Medical Devices business related to robotics and digital programs
•Segment mix with a higher percentage of sales coming from the Pharmaceutical business partially offset by:
•Lower upfront/milestone payments in the fiscal third quarter of 2020

Research and Development costs for the remainder of the fiscal year will include incremental investment spending associated with vaccines and the recently completed Momenta Pharmaceuticals acquisition to advance the pipeline.

In-Process Research and Development (IPR&D)

In the fiscal third quarter and fiscal nine months of 2020, the Company recorded a partial IPR&D charge of $0.1 billion related to timing and progression of the digital surgery platforms acquired with the Auris Health acquisition. In the fiscal first quarter of 2019, the Company recorded an IPR&D charge of $0.9 billion for the remaining intangible asset value related to the development program of AL-8176, an investigational drug for the treatment of Respiratory Syncytial Virus (RSV) and human metapneumovirus (hMPV) acquired with the 2014 acquisition of Alios Biopharma Inc. The impairment charge was based on

Table of Content
additional information, including clinical data, which became available and led to the Company's decision to abandon the development of AL-8176.

Interest (Income) Expense

Interest (Income) Expense in the fiscal nine months of 2020 was a net interest expense of $16 million as compared to income of $43 million in same period a year ago. This was primarily due to reduced interest income resulting from lower rates of interest earned on cash balances and a higher average debt balance. Interest (Income) Expense in the fiscal third quarter of 2020 was a net interest expense of $32 million as compared to income of $41 million in the same period a year ago. This was primarily due to reduced interest income resulting from lower rates of interest earned on cash balances and a higher average debt balance. The balance of cash, cash equivalents and current marketable securities was $30.8 billion at the end of the fiscal third quarter of 2020 as compared to $17.9 billion at the end of the fiscal third quarter of 2019. The Company’s debt position was $37.8 billion as of September 27, 2020 as compared to $29.2 billion the same period a year ago.

Other (Income) Expense, Net

Fiscal Nine months Q3 2020 versus Fiscal Nine months Q3 2019
Other (income) expense, net for the fiscal nine months of 2020 was favorable by $2.0 billion as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	2020	2019	Change
Litigation expense(1)	$2.2	4.8	(2.6)
Acquisition and Integration related(2)	(1.1)	0.2	(1.3)
Unrealized (gains)/losses on securities	(0.2)	(0.2)	0.0
Equity step-up gain related to DR. CI:LABO	0.0	(0.3)	0.3
Divestiture Gains(3)	(0.1)	(2.1)	2.0
Restructuring related	0.1	0.1	0.0
Other	(0.4)	0.0	(0.4)
Total Other (Income) Expense, Net	$0.5	2.5	(2.0)
(1)2019 included higher litigation expense primarily related to the agreement in principle to settle opioid litigation
(2) 2020 is primarily driven by a contingent consideration reversal of approximately $1.1 billion related to the timing of certain developmental milestones associated with the Auris Health acquisition.
(3) 2019 included the divestiture of ASP

Q3 2020 versus Q3 2019
Other (income) expense, net for the fiscal third quarter of 2020 was favorable by $3.0 billion as compared to the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	2020	2019	Change
Litigation expense(1)	$1.5	4.0	(2.5)
Acquisition and Integration related	(0.1)	0.1	(0.2)
Unrealized (gains)/losses on securities	0.0	0.1	(0.1)
Other	(0.2)	0.0	(0.2)
Total Other (Income) Expense, Net	$1.2	4.2	(3.0)
(1)2019 included higher litigation expense primarily related to the agreement in principle to settle opioid litigation

Table of Content

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Consumer Health	$993	$1,800	$10,435	$10,331	9.5%	17.4%
Pharmaceutical	11,787	5,786	33,304	31,650	35.4	18.3
Medical Devices	2,681	6,078	16,370	19,331	16.4	31.4
Segment earnings before tax	15,461	13,664	60,109	61,312	25.7	22.3
Less: Expenses not allocated to segments (1)	611	554
Worldwide income before tax	$14,850	$13,110	$60,109	$61,312	24.7%	21.4%

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Consumer Health	$191	$653	$3,514	$3,469	5.4%	18.8%
Pharmaceutical	3,439	(222)	11,418	10,877	30.1	(2.0)
Medical Devices	1,010	1,392	6,150	6,383	16.4	21.8
Segment earnings before tax	4,640	1,823	21,082	20,729	22.0	8.8
Less: Expenses not allocated to segments (1)	239	176
Worldwide income before tax	$4,401	$1,647	$21,082	$20,729	20.9%	7.9%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment

The Consumer Health segment income before tax as a percent of sales in the fiscal nine months of 2020 was 9.5% versus 17.4% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal nine months of 2020 as compared to the prior year was primarily driven by the following:
•Higher litigation expense of $1.2 billion in 2020 vs. $0.2 billion in 2019 (primarily associated with talc related costs, including certain settlements)
•The fiscal nine months of 2019 included a gain of $0.3 billion related to the Company's previously held equity investment in DR. CI:LABO partially offset by:
•Planned prioritization and reduced brand marketing expense in the fiscal nine months of 2020

The Consumer Health segment income before tax as a percent of sales in the fiscal third quarter of 2020 was 5.4% versus 18.8% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal third quarter of 2020 as compared to the prior year was primarily driven by the following:
•Higher litigation expense of $0.5 billion in 2020 vs. $0.0 billion in 2019 (primarily associated with talc related costs, including certain settlements)
•Increased brand marketing expense
partially offset by:
•Favorable product mix

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2020 was 35.4% versus 18.3% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2020 as compared to the prior year was primarily driven by the following:

Table of Content
•Lower litigation expense of $1.0 billion in 2020 vs. $4.3 billion in 2019 (primarily related to the agreement in principle to settle opioid litigation, $4.0 billion in 2019 and $1.0 billion in 2020)
•An in-process research and development charge of $0.9 billion in the fiscal nine months of 2019 related to Alios
•Lower research and development expense in 2020. The fiscal nine months of 2019 included a $0.3 billion upfront payment to argenx
•Lower acquisition and integration related costs in 2020
•Leveraging in selling, marketing and administrative expense

The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2020 was 30.1% versus (2.0)% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter of 2020 as compared to the prior year was primarily driven by the following:
•Lower litigation expense of $1.0 billion in 2020 vs. $4.0 billion in 2019 (primarily related to the agreement in principle to settle opioid litigation)
•Leveraging in selling, marketing and administrative expense
•Favorable product mix

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal nine months of 2020 was 16.4% versus 31.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months was primarily driven by the following:
•A gain of $2.0 billion related to the ASP divestiture recorded in the fiscal nine months of 2019
•COVID-19 period costs and fixed costs deleveraging and idle capacity charges in Cost of Products Sold in the fiscal nine months of 2020
•The negative impact of COVID-19 on sales in the fiscal nine months of 2020
•An in-process research and development charge of $0.1 billion in 2020 related to the Auris Health acquisition partially offset by:
•A contingent consideration reversal of approximately $1.1 billion in the fiscal nine months of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition
•Litigation expense was insignificant in 2020 vs. $0.3 billion in 2019

The Medical Devices segment income before tax as a percent of sales in the fiscal third quarter of 2020 was 16.4% versus 21.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter was primarily driven by the following:
•COVID-19 period costs and fixed costs deleveraging and idle capacity charges in Cost of Products Sold in the fiscal third quarter of 2020
•The negative impact of COVID-19 on sales in the fiscal third quarter of 2020
•An in-process research and development charge of $0.1 billion in 2020 related to the Auris Health acquisition partially offset by:
•A contingent consideration reversal of approximately $0.2 billion in the fiscal third quarter of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition

Restructuring

In the second quarter of 2018, the Company announced plans to implement actions across its global supply chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal nine months of 2020, the Company recorded a pre-tax charge of $363 million, which is included on the following lines of the Consolidated Statement of Earnings, $187 million in restructuring, $69 million in cost of products sold and $107 million in other (income) expense. In the fiscal third quarter of 2020, the Company recorded a pre-tax charge of $130 million, which is included on the following lines of the Consolidated Statement of Earnings, $68 million in restructuring, $32 million in cost of products sold and $30 million in other (income) expense. In the fiscal nine months of 2019, the Company recorded a pre-tax charge of $360 million, which is included on the following lines of the Consolidated Statement of Earnings, $162 million in restructuring, $81 million in cost of products sold and $117 million in other (income) expense. In the

Table of Content
fiscal third quarter of 2019, the Company recorded a pre-tax charge of $128 million, which is included on the following lines of the Consolidated Statement of Earnings, $69 million in restructuring, $20 million in cost of products sold and $39 million in other (income) expense. Restructuring charges of approximately $1.2 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion related to the fiscal nine months of 2020 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

During the second quarter of 2020, the Internal Revenue Service proposed regulations that may, if issued in their current form, limit the tax deductibility of the payments under the agreement in principle to settle opioid litigation that was initially accrued for in fiscal 2019 for $4.0 billion and an additional $1.0 billion in the fiscal third quarter of 2020 at an effective rate of 21.4%
(for more information see Note 21 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019). The financial impact of these regulations may be material to the Company’s financial results in the period in which they are finalized which could be later in fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $19.0 billion at the end of the fiscal third quarter of 2020 as compared with $17.3 billion at the end of fiscal year 2019. The primary sources and uses of cash that contributed to the $1.7 billion increase were:

(Dollars In Billions)
$17.3	Q4 2019 Cash and cash equivalents balance
15.2	cash generated from operating activities
(12.9)	net cash used by investing activities
(0.5)	net cash used by financing activities
(0.1)	effect of exchange rate and rounding
$19.0	Q3 2020 Cash and cash equivalents balance

In addition, the Company had $11.8 billion in marketable securities at the end of the fiscal third quarter of 2020 and $2.0 billion at the end of fiscal year 2019.

Table of Content

Cash flow from operations of $15.2 billion was the result of:

(Dollars In Billions)
$13.0	Net Earnings
6.1	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs and credit losses and accounts receivable allowances partially offset by the deferred tax provision and net gain on sale of assets/businesses
(0.1)	decrease in accounts payable and accrued liabilities
(2.6)	an increase in accounts receivable, inventories and other current and non-current liabilities and other current and non-current assets
(1.2)	contingent consideration reversal (related to the timing of certain developmental milestones associated with the Auris Health acquisition) and rounding
$15.2	Cash Flow from operations

Investing activities use of $12.9 billion of cash was primarily used for:

(Dollars In Billions)
$(0.9)	primarily related to the acquisitions of bermekimab and related assets from XBiotech Inc. as well as the acquisition of all outstanding shares in Verb Surgical Inc.
(2.0)	additions to property, plant and equipment
(9.6)	net purchases of investments
(0.4)	other (primarily licenses and milestones)
$(12.9)	Net cash used for investing activities

Financing activities use of $0.5 billion of cash was primarily used for:

(Dollars In Billions)
$(7.8)	dividends to shareholders
(2.9)	repurchase of common stock
9.9	net proceeds from short and long term debt
0.9	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.6)	other
$(0.5)	Net cash used for financing activities

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2020, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 9, 2021. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate, London Interbank Offered Rates (LIBOR), or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.

In the fiscal third quarter of 2020, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of September 27, 2020, the net debt position was $7.0 billion as compared to the prior year of $11.3 billion. Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the agreement in principle to settle opioid litigation of which the majority may be paid over the next two to three years. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. In the fiscal third quarter of 2020, the Company issued approximately $5.0 billion of commercial paper, with approximately $3.0 billion outstanding at quarter end which had a weighted average interest rate of 0.15% and a weighted average maturity of 1.2 months. In the fiscal third quarter of 2020, the Company issued senior unsecured notes for a total of $7.5 billion at favorable rates. The net proceeds from this offering were used to fund the

Table of Content
Momenta Pharmaceuticals, Inc. acquisition on October 1, 2020 and for general corporate purposes. Additionally, as a result of the Tax Cuts and Jobs Act (TCJA), the Company has access to its cash outside the U.S. at a significantly reduced cost.

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

On October 22, 2020, the Board of Directors declared a regular cash dividend of $1.01 per share, payable on December 8, 2020 to shareholders of record as of November 24, 2020. The Company expects to continue the practice of paying regular quarterly cash dividends.

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
•Workforce: The Company has put procedures in place to protect its essential workforce in manufacturing, distribution, commercial and research operations while ensuring appropriate remote working protocols have been established for other employees
•Liquidity: The Company's high-quality credit rating allows the Company superior access to the financial capital markets for the foreseeable future. In the fiscal third quarter of 2020, the Company issued approximately $5.0 billion of commercial paper, with approximately $3.0 billion outstanding at quarter end, for additional liquidity at favorable interest rates. Additionally, in the fiscal third quarter of 2020, the Company issued senior unsecured notes for a total of $7.5 billion at favorable rates. The net proceeds from this offering were used to fund the Momenta Pharmaceuticals, Inc. acquisition on October 1, 2020 and for general corporate purposes.
•Domestic and Foreign Legislation: The Company will continue to assess and evaluate the on-going global legislative efforts to combat the COVID-19 impact on economies and the sectors in which it participates. Currently, the recent legislative acts put in place are not expected to have a material impact on the Company’s operations.
In the fiscal second and third quarters of 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.8 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

Table of Content
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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit” and on January 31, 2020, the U.K. formally exited the E.U. Given the lack of comparable precedent, it is unclear what the ultimate financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations.  However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of September 27, 2020 and for the fiscal nine months, the business of the Company’s U.K. subsidiaries represented less than 3% of both the Company’s consolidated assets and fiscal nine months revenues, respectively.

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

Table of Content
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

Table of Content
Part II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 11 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Consolidated Financial Statements.

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2020. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2020 through July 26, 2020	531,900	149.95		—
July 27, 2020 through August 23, 2020	1,385,930	147.74		—
August 24, 2020 through September 27, 2020	1,320,104	150.00		—
Total	3,237,934
(1)     During the fiscal third quarter of 2020, the Company repurchased an aggregate of 3,237,934 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON & JOHNSON (Registrant)

Date: October 23, 2020	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 23, 2020	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)