Form 10-Q
period 2021-04-04
JOHNSON & JOHNSON
filed 2021-04-30
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 4, 2021

or

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
On April 23, 2021, 2,633,396,003 shares of Common Stock, $1.00 par value, were outstanding.

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
Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2021, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,671	13,985
Marketable securities	11,948	11,200
Accounts receivable, trade, less allowances for doubtful accounts and credit losses $270 (2020, $293)	14,938	13,576
Inventories (Note 2)	9,952	9,344
Prepaid expenses and other	3,024	3,132
Total current assets	52,533	51,237
Property, plant and equipment at cost	46,430	46,804
Less: accumulated depreciation	(28,063)	(28,038)
Property, plant and equipment, net	18,367	18,766
Intangible assets, net (Note 3)	51,110	53,402
Goodwill (Note 3)	35,688	36,393
Deferred taxes on income (Note 5)	8,321	8,534
Other assets	6,538	6,562
Total assets	$172,557	174,894
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,350	2,631
Accounts payable	8,503	9,505
Accrued liabilities	13,223	13,968
Accrued rebates, returns and promotions	11,919	11,513
Accrued compensation and employee related obligations	2,060	3,484
Accrued taxes on income (Note 5)	1,877	1,392
Total current liabilities	40,932	42,493
Long-term debt (Note 4)	30,263	32,635
Deferred taxes on income (Note 5)	6,507	7,214
Employee related obligations (Note 6)	10,512	10,771
Long-term taxes payable (Note 5)	6,568	6,559
Other liabilities	11,941	11,944
Total liabilities	$106,723	111,616
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,328)	(15,242)
Retained earnings	116,508	113,890
Less: common stock held in treasury, at cost (487,141,000 and 487,331,000 shares)	38,466	38,490
Total shareholders’ equity	65,834	63,278
Total liabilities and shareholders' equity	$172,557	174,894
See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	April 4, 2021	Percent to Sales	March 29, 2020	Percent to Sales
Sales to customers (Note 9)	$22,321	100.0%	$20,691	100.0%
Cost of products sold	7,063	31.7	7,062	34.1
Gross profit	15,258	68.3	13,629	65.9
Selling, marketing and administrative expenses	5,432	24.3	5,203	25.1
Research and development expense	3,178	14.2	2,580	12.5
Interest income	(15)	(0.1)	(67)	(0.3)
Interest expense, net of portion capitalized	63	0.3	25	0.1
Other (income) expense, net	(882)	(3.9)	(679)	(3.3)
Restructuring (Note 12)	53	0.2	58	0.3
Earnings before provision for taxes on income	7,429	33.3	6,509	31.5
Provision for taxes on income (Note 5)	1,232	5.5	713	3.5
NET EARNINGS	$6,197	27.8%	$5,796	28.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$2.35		$2.20
Diluted	$2.32		$2.17

AVG. SHARES OUTSTANDING
Basic	2,631.6		2,633.7
Diluted	2,672.7		2,671.0

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	April 4, 2021	March 29, 2020
Net earnings	$6,197	5,796

Other comprehensive income (loss), net of tax
Foreign currency translation	276	(1,519)

Securities:
Unrealized holding gain (loss) arising during period	—	2
Reclassifications to earnings	—	—
Net change	—	2

Employee benefit plans:
Prior service cost amortization during period	(41)	(6)
Gain (loss) amortization during period	274	201
Net change	233	195

Derivatives & hedges:
Unrealized gain (loss) arising during period	(522)	832
Reclassifications to earnings	(73)	138
Net change	(595)	970

Other comprehensive income (loss)	(86)	(352)

Comprehensive income	$6,111	5,444

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal first quarter were as follows for 2021 and 2020, respectively: Foreign Currency Translation: $319 million and $46 million; Securities: $1 million in 2020; Employee Benefit Plans: $66 million and $56 million; Derivatives & Hedges: $157 million and $256 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal First Quarter Ended April 4, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 3, 2021	$63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	6,197	6,197	—	—	—
Cash dividends paid ($1.01 per share)	(2,659)	(2,659)	—	—	—
Employee compensation and stock option plans	542	(920)	—	—	1,462
Repurchase of common stock	(1,438)		—	—	(1,438)
Other comprehensive income (loss), net of tax	(86)		(86)	—	—
Balance, April 4, 2021	$65,834	116,508	(15,328)	3,120	(38,466)

Fiscal First Quarter Ended March 29, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2019	$59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	5,796	5,796	—	—	—
Cash dividends paid ($0.95 per share)	(2,505)	(2,505)	—	—	—
Employee compensation and stock option plans	595	(1,049)	—	—	1,644
Repurchase of common stock	(1,711)	—	—	—	(1,711)
Other comprehensive income (loss), net of tax	(352)	—	(352)	—	—
Balance, March 29, 2020	$61,294	112,901	(16,243)	3,120	(38,484)

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 4, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,197	5,796
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,894	1,747
Stock based compensation	307	263
Asset write-downs	14	11
Contingent consideration reversal	—	(983)
Net gain on sale of assets/businesses	(580)	—
Deferred tax provision	(730)	54
Credit losses and accounts receivable allowances	(13)	22
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,604)	(812)
Increase in inventories	(695)	(159)
Decrease in accounts payable and accrued liabilities	(2,336)	(2,523)
Decrease in other current and non-current assets	2,522	271
Decrease in other current and non-current liabilities	(902)	(329)

NET CASH FLOWS FROM OPERATING ACTIVITIES	4,074	3,358

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(677)	(625)
Proceeds from the disposal of assets/businesses, net (Note 10)	603	17
Acquisitions, net of cash acquired (Note 10)	—	(939)
Purchases of investments	(5,994)	(2,064)
Sales of investments	5,233	1,544
Credit support agreements activity, net	751	1,743
Other (primarily licenses and milestones)	(101)	(257)

NET CASH USED BY INVESTING ACTIVITIES	(185)	(581)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,659)	(2,505)
Repurchase of common stock	(1,438)	(1,711)
Proceeds from short-term debt	23	10
Repayment of short-term debt	(475)	(18)
Proceeds from long-term debt, net of issuance costs	1	—
Repayment of long-term debt	(1,001)	(11)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	236	332
Credit support agreements activity, net	212	—
Other	(24)	(412)

NET CASH USED BY FINANCING ACTIVITIES	(5,125)	(4,315)

Effect of exchange rate changes on cash and cash equivalents	(78)	(237)
Decrease in cash and cash equivalents	(1,314)	(1,775)
Cash and Cash equivalents, beginning of period	13,985	17,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,671	15,530

Acquisitions
Fair value of assets acquired	$—	1,136
Fair value of liabilities assumed and noncontrolling interests	—	(197)
Net cash paid for acquisitions	$—	939
See Notes to Consolidated Financial Statements

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of April 4, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other long-lived assets along with the Company’s on-going vaccine development and distribution efforts. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended April 4, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There were no new material accounting standards issued in the fiscal first quarter of 2021 that impacted the Company.

Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the fiscal first quarter of 2021.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 4, 2021	January 3, 2021
Raw materials and supplies	$1,557	1,410
Goods in process	2,034	2,040
Finished goods	6,361	5,894
Total inventories	$9,952	9,344

Table of Content
NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2020. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	April 4, 2021	January 3, 2021
Intangible assets with definite lives:
Patents and trademarks — gross	$39,505	39,990
Less accumulated amortization	18,006	17,618
Patents and trademarks — net	21,499	22,372
Customer relationships and other intangibles — gross	22,793	22,898
Less accumulated amortization	11,031	10,912
Customer relationships and other intangibles — net*	11,762	11,986
Intangible assets with indefinite lives:
Trademarks	7,061	7,195
Purchased in-process research and development	10,788	11,849
Total intangible assets with indefinite lives	17,849	19,044
Total intangible assets — net	$51,110	53,402
*The majority is comprised of customer relationships

Goodwill as of April 4, 2021 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	Medical Devices	Total
Goodwill at January 3, 2021	$10,336	11,009	15,048	36,393
Goodwill, related to acquisitions and divestitures	—	—	—	—
Currency translation/Other	(310)	(262)	(133)	(705)
Goodwill at April 4, 2021	$10,026	10,747	14,915	35,688

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.2 billion and $1.1 billion for the fiscal first quarters ended April 4, 2021 and March 29, 2020, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2021	2022	2023	2024	2025
$4,600	4,400	4,300	4,100	3,300

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

Table of Content
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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of April 4, 2021, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $102 million net, primarily related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of April 4, 2021, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $41.2 billion and $31.2 billion, respectively. As of January 3, 2021, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $37.8 billion and $30.6 billion, respectively.

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

As of April 4, 2021, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $57 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended in 2021 and 2020, net of tax:

Table of Content

	April 4, 2021					March 29, 2020
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	40	—	—	—	—	40	—
Amount of gain or (loss) recognized in AOCI	—	—	—	40	—	—	—	—	40	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	17	34	(113)	—	3	9	(173)	(110)	—	(2)

Amount of gain or (loss) recognized in AOCI	(3)	(193)	(76)	—	17	11	302	(110)	—	(36)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	92	—	—		—	98	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(307)	—	—	—	—	625	—

Table of Content

The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters 2021 and 2020:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		April 4, 2021	March 29, 2020
Foreign Exchange Contracts	Other (income) expense	$(16)	89

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2021 and 2020

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	April 4, 2021	March 29, 2020		April 4, 2021	March 29, 2020
Debt	$209	46	Interest (income) expense	—	—
Cross Currency interest rate swaps	$361	827	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 3, 2021			April 4, 2021
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,481	(36)	7	1,452	1,452

Equity Investments without readily determinable value	$738	(55)	81	764	764
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, $55 million of the decrease in the fair value reflected in net income were the result of impairments.

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

Table of Content
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 4, 2021 and January 3, 2021 were as follows:

	April 4, 2021				January 3, 2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	561	—	561	849
Interest rate contracts (2)	—	522	—	522	240
Total	—	1,083	—	1,083	1,089
Liabilities:
Forward foreign exchange contracts	—	565	—	565	702
Interest rate contracts (2)	—	540	—	540	1,569
Total	—	1,105	—	1,105	2,271
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	51	—	51	49
Liabilities:
Forward foreign exchange contracts	—	43	—	43	38
Other Investments:
Equity investments (3)	1,452	—	—	1,452	1,481
Debt securities(4)	—	14,493	—	14,493	14,042
Other Liabilities
Contingent consideration (5)	$—	—	600	600	633

Gross to Net Derivative Reconciliation	April 4, 2021	January 3, 2021
(Dollars in Millions)
Total Gross Assets	$1,134	1,138
Credit Support Agreement (CSA)	(1,028)	(1,107)
Total Net Asset	106	31

Total Gross Liabilities	1,148	2,309
Credit Support Agreement (CSA)	(1,130)	(2,172)
Total Net Liabilities	$18	137

Table of Content

Summarized information about changes in liabilities for contingent consideration is as follows:

	April 4, 2021	March 29, 2020
(Dollars in Millions)
Beginning Balance	$633	$1,715
Changes in estimated fair value (6)	15	(977)
Additions	—	106
Payments	(48)	(60)
Ending Balance	$600	$784

(1)2020 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,481 million, which are classified as Level 1 and contingent consideration of $633 million, classified as Level 3.
(2) Includes cross currency interest rate swaps and interest rate swaps.
(3)    Classified as non-current other assets.
(4)    Classified within cash equivalents and current marketable securities.
(5)    Includes $589 million and $594 million, classified as non-current other liabilities as of April 4, 2021 and January 3, 2021, respectively. Includes $11 million and $39 million classified as current liabilities as of April 4, 2021 and January 3, 2021, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company recorded a contingent consideration reversal of $983 million in 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition. The reversal of the contingent consideration was recorded in Other income and expense, net.

Table of Content

The Company's cash, cash equivalents and current marketable securities as of April 4, 2021 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,247	—	—	2,247	2,247
Non-U.S. sovereign securities(1)	400	—	—	400	—	400
U.S. reverse repurchase agreements	1,199	—	—	1,199	1,199	—
Other reverse repurchase agreements	—	—	—	—	—
Corporate debt securities(1)	3,239	—	—	3,239	1,890	1,349
Money market funds	2,094	—	—	2,094	2,094
Time deposits(1)	947	—	—	947	947
Subtotal	10,126	—	—	10,126	8,377	1,749

		Unrealized Gain	Unrealized Loss
U.S. Gov't securities	14,228	1	—	14,229	4,268	9,961
Other sovereign securities	8	—	—	8	1	7
Corporate debt securities	256	—	—	256	25	231
Subtotal available for sale debt(2)	$14,492	1	—	14,493	4,294	10,199
Total cash, cash equivalents and current marketable securities	$24,618	1	—	24,619	12,671	11,948
(1) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

In the fiscal year ended January 3, 2021 the carrying amount was approximately the same as the estimated fair value.

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

The contractual maturities of the available for sale securities as of April 4, 2021 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$14,486	14,487
Due after one year through five years	6	6
Due after five years through ten years	—	—
Total debt securities	$14,492	14,493

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of April 4, 2021:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$3,350	3,380

Non-Current Debt
6.73% Debentures due 2023	250	292
3.375% Notes due 2023	802	868
2.05% Notes due 2023	499	515
0.650% Notes due 2024 (750MM Euro 1.1757)	880	904
5.50% Notes due 2024 (500 MM GBP 1.3799)	687	808
2.625% Notes due 2025	749	797
0.55% Notes due 2025	996	982
2.45% Notes due 2026	1,994	2,115
2.95% Notes due 2027	997	1,084
0.95% Notes due 2027	1,494	1,445
2.90% Notes due 2028	1,495	1,616
1.150% Notes due 2028 (750MM Euro 1.1757)	876	955
6.95% Notes due 2029	297	416
1.30% Notes due 2030	1,743	1,642
4.95% Debentures due 2033	498	639
4.375% Notes due 2033	855	1,046
1.650% Notes due 2035 (1.5B Euro 1.1757)	1,749	2,035
3.55% Notes due 2036	990	1,117
5.95% Notes due 2037	992	1,422
3.625% Notes due 2037	1,488	1,694
3.40% Notes due 2038	991	1,097
5.85% Debentures due 2038	696	992
4.50% Debentures due 2040	539	676
2.10% Notes due 2040	986	907
4.85% Notes due 2041	297	385
4.50% Notes due 2043	496	628
3.70% Notes due 2046	1,974	2,257
3.75% Notes due 2047	992	1,146
3.50% Notes due 2048	742	827
2.25% Notes due 2050	984	883
2.45% Notes due 2060	1,228	1,104
Other	7	6
Total Non-Current Debt	$30,263	33,300

The weighted average effective interest rate on non-current debt is 2.98%.

The excess of the estimated fair value over the carrying value of debt was $5.4 billion at January 4, 2021.

Table of Content
The current debt balance as of April 4, 2021 includes $0.3 billion of commercial paper which has a weighted average interest rate of 0.12% and a weighted average maturity of two months.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal first quarters of 2021 and 2020 were 16.6% and 11.0%, respectively. In 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF), which became effective on January 1, 2020. More information on the provisions of TRAF can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021. During the fiscal first quarter of 2020, the final canton where the Company maintains significant operations enacted TRAF legislation and, accordingly, the Company recorded an estimated deferred tax benefit of approximately $0.3 billion for the remeasurement of existing deferred tax liabilities offset by a related $0.2 billion increase in U.S. GILTI deferred taxes (1.3% net benefit to the effective tax rate).

In the first fiscal quarter of 2020, the Company reversed a contingent consideration liability related to the 2019 Auris Health acquisition that benefited the effective tax rate by 1.9% (for additional details see Note 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021).

Additionally, the Company had more income in higher tax jurisdictions relative to lower tax jurisdictions, as compared to the same period in the prior fiscal year. The Company also had additional tax benefits received from stock-based compensation that were either exercised or vested during each of the fiscal first quarters.

As of April 4, 2021, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2006. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

Table of Content

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal First Quarter Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Service cost	$353	326	77	72
Interest cost	193	240	20	33
Expected return on plan assets	(680)	(614)	(2)	(2)
Amortization of prior service cost/(credit)	(45)	—	(8)	(8)
Recognized actuarial losses	314	223	38	36
Curtailments and settlements	1	19	—	—
Net periodic benefit cost	$136	194	125	131

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the Three Months Ended April 4, 2021, the Company contributed $24 million and $10 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 3, 2021	$(8,938)	1	(6,957)	652	(15,242)
Net change	276	—	233	(595)	(86)
April 4, 2021	$(8,662)	1	(6,724)	57	(15,328)

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

Table of Content

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal First Quarter Ended
(Shares in Millions)	April 4, 2021	March 29, 2020
Basic net earnings per share	$2.35	2.20
Average shares outstanding — basic	2,631.6	2,633.7
Potential shares exercisable under stock option plans	128.4	126.0
Less: shares which could be repurchased under treasury stock method	(87.3)	(89.4)
Convertible debt shares	—	0.7
Average shares outstanding — diluted	2,672.7	2,671.0
Diluted net earnings per share	$2.32	2.17

The diluted net earnings per share calculation for the fiscal first quarter ended April 4, 2021 excluded 9 million shares related to stock options, as the exercise price of these options was greater than their average market value. In the fiscal first quarter ended April 4, 2021, the Company did not have convertible debt.

The diluted net earnings per share calculation for the fiscal first quarter ended March 29, 2020 excluded 10 million shares related to stock options, as the exercise price of these options was greater than their average market value. The diluted net earnings per share calculation for the fiscal first quarter ended March 29, 2020 included the dilutive effect of convertible debt that was offset by the related reduction in interest expense.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarter Ended
(Dollars in Millions)	April 4, 2021	March 29, 2020	Percent Change

Consumer Health
OTC
U.S.	$599	689	(13.0)%
International	575	659	(12.8)
Worldwide	1,175	1,348	(12.9)
Skin Health/Beauty
U.S.	634	659	(3.9)
International	529	458	15.7
Worldwide	1,163	1,117	4.1
Oral Care
U.S.	163	176	(7.2)
International	254	219	16.0
Worldwide	417	395	5.7
Baby Care
U.S.	96	92	4.2
International	293	269	8.9
Worldwide	389	361	7.7
Women's Health
U.S.	3	4	(25.8)
International	219	228	(3.9)
Worldwide	222	232	(4.3)
Wound Care/Other
U.S.	115	119	(3.0)
International	61	52	17.6
Worldwide	177	171	3.3
TOTAL Consumer Health
U.S.	1,611	1,740	(7.4)
International	1,932	1,885	2.5
Worldwide	3,543	3,625	(2.3)

Table of Content

PHARMACEUTICAL
Immunology
U.S.	2,413	2,410	0.1
International	1,501	1,228	22.3
Worldwide	3,914	3,638	7.6
REMICADE®
U.S.	489	625	(21.7)
U.S. Exports	57	110	(48.4)
International	232	256	(9.4)
Worldwide	777	990	(21.5)
SIMPONI / SIMPONI ARIA®
U.S.	255	272	(5.9)
International	307	258	18.9
Worldwide	562	529	6.2
STELARA®
U.S.	1,331	1,217	9.4
International	817	603	35.6
Worldwide	2,148	1,819	18.1
TREMFYA®
U.S.	274	187	46.3
International	143	109	32.0
Worldwide	418	296	41.0
OTHER IMMUNOLOGY
U.S.	7	—	*
International	2	3	(38.4)
Worldwide	8	3	*

Infectious Diseases
U.S.	512	436	17.4
International	494	483	2.3
Worldwide	1,007	920	9.5
COVID-19 vaccine
U.S.	100	—	*
International	—	—	—
Worldwide	100	—	*
EDURANT® / rilpivirine
U.S.	10	12	(12.3)
International	233	212	9.8
Worldwide	243	224	8.6
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	380	396	(3.8)
International	166	184	(9.9)
Worldwide	546	579	(5.8)

Table of Content

OTHER INFECTIOUS DISEASES
U.S.	21	29	(27.0)
International	96	87	9.7
Worldwide	117	116	0.6

Neuroscience
U.S.	771	748	3.2
International	949	910	4.3
Worldwide	1,721	1,658	3.8
CONCERTA® / methylphenidate
U.S.	47	52	(9.6)
International	123	118	4.5
Worldwide	171	171	0.2
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	589	544	8.3
International	376	339	11.0
Worldwide	965	883	9.4
RISPERDAL CONSTA®
U.S.	67	76	(11.8)
International	89	94	(4.8)
Worldwide	157	170	(7.9)
OTHER NEUROSCIENCE
U.S.	67	75	(9.8)
International	361	360	0.2
Worldwide	428	435	(1.5)

Oncology
U.S.	1,377	1,175	17.2
International	2,193	1,839	19.3
Worldwide	3,570	3,013	18.5
DARZALEX®
U.S.	691	463	49.2
International	674	474	42.2
Worldwide	1,365	937	45.6
ERLEADA®
U.S.	171	119	44.0
International	90	24	*
Worldwide	261	143	82.8
IMBRUVICA®
U.S.	444	432	2.8
International	680	599	13.5
Worldwide	1,125	1,031	9.0
ZYTIGA® / abiraterone acetate
U.S.	50	139	(64.2)
International	588	552	6.6
Worldwide	638	690	(7.6)

Table of Content

OTHER ONCOLOGY(1)
U.S.	21	22	(5.1)
International	161	190	(15.3)
Worldwide	182	212	(14.2)

Pulmonary Hypertension
U.S.	573	486	18.0
International	288	260	10.8
Worldwide	861	745	15.5
OPSUMIT®
U.S.	272	229	18.5
International	179	160	11.5
Worldwide	450	389	15.6
UPTRAVI®
U.S.	259	212	21.9
International	46	38	23.0
Worldwide	305	250	22.0
OTHER PULMONARY HYPERTENSION
U.S.	42	44	(3.5)
International	63	62	1.4
Worldwide	105	106	(0.6)

Cardiovascular / Metabolism / Other
U.S.	799	806	(0.9)
International	328	354	(7.2)
Worldwide	1,127	1,160	(2.8)
XARELTO®
U.S.	589	527	11.7
International	—	—	—
Worldwide	589	527	11.7
INVOKANA® / INVOKAMET®
U.S.	87	117	(26.1)
International	63	58	9.2
Worldwide	150	175	(14.4)
PROCRIT® / EPREX®
U.S.	62	76	(18.3)
International	64	79	(18.1)
Worldwide	127	155	(18.2)
OTHER
U.S.	60	85	(28.8)
International	201	217	(7.7)
Worldwide	261	302	(13.6)

TOTAL PHARMACEUTICAL
U.S.	6,446	6,061	6.4
International	5,753	5,073	13.4
Worldwide	12,199	11,134	9.6

Table of Content

MEDICAL DEVICES
Interventional Solutions
U.S.	434	365	19.0
International	514	362	42.0
Worldwide	949	727	30.4
Orthopaedics
U.S.	1,249	1,250	(0.1)
International	864	788	9.7
Worldwide	2,113	2,038	3.7
HIPS
U.S.	210	206	2.4
International	146	132	11.2
Worldwide	357	337	5.8
KNEES
U.S.	185	214	(13.5)
International	132	130	2.0
Worldwide	317	343	(7.6)
TRAUMA
U.S.	450	407	10.7
International	282	247	14.4
Worldwide	733	654	12.1
SPINE, SPORTS & OTHER
U.S.	403	423	(4.8)
International	303	280	8.4
Worldwide	706	703	0.4
Surgery
U.S.	898	844	6.5
International	1,474	1,257	17.3
Worldwide	2,372	2,100	12.9
ADVANCED
U.S.	405	381	6.5
International	713	567	25.7
Worldwide	1,118	948	18.0
GENERAL
U.S.	493	463	6.5
International	761	690	10.3
Worldwide	1,254	1,153	8.8
Vision
U.S.	472	439	7.4
International	673	628	7.3
Worldwide	1,145	1,067	7.3
CONTACT LENSES / OTHER
U.S.	371	346	7.2
International	486	467	4.0
Worldwide	857	814	5.3

Table of Content

SURGICAL
U.S.	101	93	8.2
International	187	160	17.0
Worldwide	288	253	13.7

TOTAL MEDICAL DEVICES
U.S.	3,054	2,898	5.4
International	3,525	3,034	16.2
Worldwide	6,579	5,932	10.9

WORLDWIDE
U.S.	11,111	10,699	3.9
International	11,210	9,992	12.2
Worldwide	$22,321	20,691	7.9%
*Percentage greater than 100% or not meaningful
(1) Inclusive of VELCADE® which was previously disclosed separately

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal First Quarter Ended
(Dollars in Millions)	April 4, 2021	March 29, 2020	Percent Change
Consumer Health (1)	$788	770	2.3%
Pharmaceutical(2)	5,223	3,834	36.2
Medical Devices(3)	1,629	2,025	(19.6)
Segment earnings before provision for taxes	7,640	6,629	15.3
Less: Expense not allocated to segments (4)	211	120
Worldwide income before tax	$7,429	6,509	14.1%

(1) Consumer Health
•Includes amortization expense of $0.1 billion in both the fiscal first quarter of 2021 and 2020.
(2) Pharmaceutical
•Includes divestiture gains of $0.6 billion in the fiscal first quarter of 2021 related to two brands outside the U.S.
•Includes an unrealized loss on securities of $0.3 billion in the fiscal first quarter of 2020.
•Includes litigation expense of $0.1 billion in the fiscal first quarter of 2020.
•Includes amortization expense of $0.9 billion and $0.8 billion in the fiscal first quarter of 2021 and 2020, respectively.

In fiscal 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid and contractually obligated to be paid to these contract manufacturing organizations of approximately $1.0 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.
(3) Medical Devices
•Includes a contingent consideration reversal of $1.0 billion in the fiscal first quarter of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition.
•Includes a restructuring related charge of $0.1 billion in both the fiscal first quarter of 2021 and 2020, respectively.
•Includes amortization expense of $0.3 billion and $0.2 billion in the fiscal first quarter of 2021 and 2020, respectively.

(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.

Table of Content

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarter Ended
(Dollars in Millions)	April 4, 2021	March 29, 2020	Percent Change
United States	$11,111	10,699	3.9%
Europe	5,414	4,827	12.1
Western Hemisphere, excluding U.S.	1,424	1,502	(5.1)
Asia-Pacific, Africa	4,372	3,663	19.4
Total	$22,321	20,691	7.9%

NOTE 10— ACQUISITIONS AND DIVESTITURES

In the first fiscal quarter of 2021, in separate transactions, the Company divested two brands outside the U.S. within the Pharmaceutical segment. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.6 billion.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of April 4, 2021, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

In the Company's opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company's balance sheet, is not expected to have a material adverse effect on the Company's financial position. However, the resolution of, or increase in accruals for, one or more

Table of Content
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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of April 4, 2021, in the United States there were approximately 300 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 7,000 with respect to the PINNACLE® Acetabular Cup System; 12,200 with respect to pelvic meshes; 9,200 with respect to RISPERDAL®; 10,200 with respect to XARELTO®; 28,900 with respect to body powders containing talc; 300 with respect to INVOKANA®; and 4,400 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

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

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson (collectively, DePuy) relating to the PINNACLE® Acetabular Cup System used in hip replacement surgery. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas. Litigation also has been filed in some state courts and in countries outside of the United States. Several adverse verdicts have been rendered against DePuy, one of which was reversed on appeal and remanded for retrial. During the first quarter of 2019, DePuy established a United States settlement program to resolve these cases. As part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE® Acetabular Cup System and the related settlement program.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the

Table of Content
jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, and class actions in Israel, Australia and Canada,. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court issued a decision and entered damages awards to the three Lead Applicants. The Company appealed the decision to the intermediate appellate court, the Full Court. The appeal was heard in February 2021 and, in March 2021, the Full Court entered a judgment dismissing the appeal. An application for special leave to the High Court of Australia was filed in April 2021. With respect to class members other than the Lead Applicants, the Federal Court will conduct an individual case assessment process that will require proof of use and causally related loss, although the form of that process has not yet been decided. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH® Flexible Composite Mesh, claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device.  Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., one multi-plaintiff lawsuit pending in Oklahoma state court and lawsuits pending outside the United States. Discovery is proceeding in these cases and certain of the cases are in preparation for trials.

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

Ethicon and Johnson & Johnson also have been subject to claims for personal injuries arising from the PROLENE™ Polypropylene Hernia System (PHS). In September 2019, plaintiffs’ attorney filed an application with the New Jersey Supreme Court seeking centralized management of 107 PHS cases. The New Jersey Supreme Court granted plaintiffs application in January 2020 and those cases have also been transferred to an MCL in Atlantic County Superior Court. There are now approximately 304 cases pending in the MCL and discovery is underway in a subset of these cases.

The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch, and PROLENE™ Polypropylene Hernia System products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits primarily have been filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in October 2019 of $8.0 billion of punitive damages related to one plaintiff which the trial judge reduced to $6.8 million in January 2020. The Company and plaintiff each are appealing this judgment. The Company has settled or otherwise resolved many of the United States cases and the costs associated with these settlements are reflected in the Company's accruals.

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI’s collaboration partner for XARELTO®, Bayer AG and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases were consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in Los Angeles, California. Class action lawsuits also have been filed in Canada. In March 2019, JPI and Johnson & Johnson announced an agreement in principle to settle the XARELTO® cases in the United States; the settlement agreement was executed in May 2019, the settlement became final in December 2019, and the settlement was funded in January 2020.

Table of Content
This resolved the majority of cases pending in the United States. The Company has established accruals for its costs associated with the United States settlement program and XARELTO® related product liability litigation.

Personal injury claims alleging that talc causes cancer have been made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of pending personal injury lawsuits continues to increase, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Lawsuits primarily have been filed in state courts in Missouri, New Jersey and California, and suits have also been filed outside the United States. The majority of cases are pending in federal court, organized into a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, the parties sought to exclude experts through Daubert motions. In April 2020, the Court issued rulings that limit the scope of testimony, including some theories and testing methods, for certain plaintiff expert witnesses and denied plaintiffs’ attempt to limit the scope of testimony of certain of the Company’s witnesses. With this ruling made, case-specific discovery has begun per the Court’s directive.

In talc cases that previously have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion and, with additional interest as of April 4, 2021, as the Company pursues further appeal, is approximately $2.5 billion (the Ingham decision). An application for transfer of the case to the Missouri Supreme Court was subsequently denied. In March 2021, the Company filed a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court. In April 2021, the Plaintiffs filed their opposition to the petition. The Company continues to believe that it has strong legal grounds for the appeal of this verdict, as well as other talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has and may settle cases. The Company has established an accrual for defense costs and reserves for the resolution of certain cases and claims, including the Ingham decision currently on appeal, in connection with product liability litigation associated with body powders containing talc.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition commencing a reorganization under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’ potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims). In its bankruptcy filing, Imerys noted certain claims it alleges it has against the Company for indemnification and rights to joint insurance proceeds. The Company previously proposed to resolve Imerys' (and the Company’s) obligations arising out of the Talc Claims by agreeing to assume the defense of litigation of all Talc Claims involving the Company's products, waiving the Company’s indemnification claims against Imerys, and lifting the automatic stay to enable the Talc Claims to proceed outside the bankruptcy forum with the Company agreeing to settle or pay any judgment against Imerys. In May 2020, Imerys and the asbestos claimants’ committee (Plan Proponents) filed their Plan of Reorganization (the Plan) and the Disclosure Statement related thereto agreeing to put its North American operations up for auction which was subsequently amended. The Company has objected to the Disclosure Statement and intends to object to the Plan of Reorganization as currently structured. Additionally, in June 2020, Cyprus Mines Corporation and its parent (Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company as well as Imerys seeking a declaration of indemnity under certain contractual agreements. The Company denies such indemnification is owed and filed a motion to dismiss the adversary complaint arguing, among other things, that the Court does not have subject matter jurisdiction over Cyprus’s claims against the Company. The Plan Proponents filed numerous amendments to the Plan and Disclosure Statement to which the Company objected. A hearing on the Plan Proponent’s Disclosure Statement was held in January 2021, and the Court entered an order approving the Disclosure Statement for the Ninth Amended Joint Chapter 11 Plan of Reorganization of Imerys Talc America, Inc. and its Debtor Affiliates, allowing Debtors Imerys to proceed with soliciting votes on the Plan. In March 2021, the Company voted to reject the Debtors’ Plan and opted out of the consensual releases in the Plan. Discovery with respect to the Debtors’ Plan is ongoing and the Confirmation Hearing is set for August 2021. Relatedly, in February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and Cyprus filed its Disclosure Statement and Plan. Also, in February 2021, several of the Company’s insurers involved in coverage litigation in New Jersey State Court (the “Coverage Action”) filed a motion in the Imerys Bankruptcy Court proceeding seeking a determination that the automatic stay does not apply to the Coverage Action and, in the alternative, seeking relief from the automatic stay to allow them to continue to litigate their claims in the Coverage Action. In March 2021, the Company filed a limited response and reservation of rights with respect to the motion. The Court entered an agreed order modifying the stay to allow the litigation in the Coverage Action to continue.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON'S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the

Table of Content
Court denied, in part, the motion to dismiss. In March 2020, Defendants answered the complaint. In March 2021 briefing on Plaintiffs’ motion for class certification was completed. Discovery is ongoing.

In June 2019, a shareholder filed a complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. The Court has not yet ruled in the books and records action. In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation. In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues. Four of the shareholders who sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. In October 2020, the shareholders filed a consolidated complaint, and in January 2021, Johnson & Johnson moved to dismiss the consolidated complaint. In March 2021, Plaintiffs filed a motion for discovery. The Court temporarily terminated Johnson & Johnson’s motion to dismiss pending a decision on Plaintiff’s motion for discovery.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder. Plaintiffs are seeking damages and injunctive relief. In September 2019, Defendants filed a motion to dismiss. In April 2020, the Court granted Defendants’ motion but granted leave to amend. In June 2020, Plaintiffs filed an amended complaint, and in July 2020, Defendants moved to dismiss the amended complaint. As of October 2020, briefing on Defendants’ motion was complete. In February 2021, the Court granted Defendants’ motion, and granted Plaintiffs leave to amend. In April 2021, Plaintiffs informed the Court that they did not intend to file an amended complaint, and the Court dismissed the case with prejudice.

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S® Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit.

In January 2020, the Abtahi Law Group filed an action under Proposition 65 against Johnson & Johnson and Johnson & Johnson Consumer Inc. as well as a number of other alleged talcum powder manufacturers and distributors, including one California company. In that action, the plaintiff alleges contamination of talcum powder products with unsafe levels of arsenic, hexavalent chromium and lead. The plaintiff seeks civil penalties and injunctive relief. Defendants filed a motion for summary judgment in January 2021, and a hearing on the motion was held in April 2021. Limited informal discovery is continuing.

In addition, the Company has received preliminary inquiries and subpoenas to produce documents regarding talc matters from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice and the U.S. Congressional Subcommittee on Economic and Consumer Policy. The Company produced documents as required in response and will continue to cooperate with government inquiries.

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

Table of Content
Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of ELMIRON®, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON® contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including two putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in various state courts. In addition, three class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with ELMIRON® related product liability litigation.

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

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200); 6,491,701 (’701); 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); 8,620,473 (’473); 8,801,601 (’601); and 9,452,276 (’276) based on Auris’ Monarch™ Platform. Auris filed IPR Petitions with the U.S. Patent and Trademark Office (USPTO) regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. Intuitive subsequently dropped the ’200, ’473 and ’701 patents from the suit. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’200, ’447, ’701 and ’906 patents and denied review of the ’276 patent. In December 2020, the USPTO declared all of the challenged claims in the ’601 patent to be invalid. Intuitive has appealed that decision. In March 2021, the USPTO ruled that the challenged claims of the ’447 and ’906 patents are not invalid. Auris has appealed that decision. The District Court postponed trial until the appeal of the invalidity decision on the ’601 patent is complete.

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

Table of Content
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
ZYTIGA®
In November 2017, Janssen Inc. and Janssen Oncology Inc. (collectively, Janssen) initiated a Notice of Application under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) and the Minister of Health in Canada in response to Apotex’s filing of an Abbreviated New Drug Submission (ANDS) seeking approval to market a generic version of ZYTIGA® before the expiration of Canadian Patent No. 2,661,422 (’422). The final hearing concluded in May 2019. In October 2019, the Court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s ANDS until the expiration of the ’422 patent. In November 2019, Apotex filed an appeal, which was dismissed in March 2021.

Beginning in January 2019, Janssen initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against Apotex, Pharmascience Inc. (Pharmascience) and Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. (collectively, DRL) in response to those parties’ filing of Abbreviated New Drug Submissions (ANDS) seeking approval to market generic versions of ZYTIGA® before the expiration of the ’422 patent. The trial in these actions concluded in November 2020, and the Court issued a decision holding the ’422 patent invalid in January 2021. In February 2021, Janssen appealed the decision.

In August 2020, Janssen initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against JAMP Pharma Corporation (Jamp) in Canada in response to Jamp’s filing of an ANDS seeking approval to market a generic version of ZYTIGA® before the expiration of the ’422 patent. In March 2021, the parties entered into a confidential settlement agreement.

In each of these Canadian actions, Janssen is seeking an order enjoining the defendants from marketing their generic versions of ZYTIGA® before the expiration of the ’422 patent.

XARELTO®
In March 2021, Janssen Pharmaceuticals, Inc. (JPI) and Bayer Pharma AG and Bayer AG (collectively, Bayer) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) which filed an ANDA seeking approval to market a generic version of XARELTO®

Table of Content
before expiration of U.S. Patent No. 10,828,310 (’310). In this lawsuit, JPI and Bayer are seeking an order enjoining Lupin from marketing their generic version of XARELTO® before the expiration of the ’310 patent.

INVOKANA®/INVOKAMET®/INVOKAMET XR®

Beginning in July 2017, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against a number of generic companies that filed ANDAs seeking approval to market generic versions of INVOKANA®, INVOKAMET® and/or INVOKAMET® XR before expiration of MTPC’s United States Patent Nos. 7,943,582 (’582) and/or 8,513,202 (’202) relating to INVOKANA®, INVOKAMET® and/or INVOKAMET® XR. Janssen is the exclusive licensee of the asserted patents. Named defendants include MSN Laboratories Private Ltd. and MSN Pharmaceuticals, Inc. (MSN); Zydus Pharmaceuticals (USA) Inc. (Zydus). These cases were consolidated into one action (Polymorph Main Action), which has been scheduled for trial starting in July 2021.

In July 2017, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus which filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (’788), 8,222,219 (’219) and/or 8,785,403 (’403) relating to INVOKANA® and INVOKAMET® (Compounds Main Action). Janssen is the exclusive licensee of the asserted patents. Trial concluded in October 2020. The Court issued a decision holding that the patents are not invalid and would be infringed by Zydus’ generic products.

In July 2019, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, which filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against MSN, which filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET XR® before expiration of the ’788 patent. In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL), who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of the ’788 patent. In January 2021, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (Macleods), which filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®. In February 2021, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (Macleods), which filed an ANDA seeking approval to market a generic version of INVOKANA® before expiration of United States Patent No. 10,617,668 relating to INVOKANA®. These lawsuits have not been consolidated with the Polymorph Main Action or Compound Main Action.

In each of these U.S. lawsuits, Janssen and MTPC are seeking an order enjoining the defendant from marketing their generic versions of INVOKANA®, INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

In October 2020, Janssen Inc., Janssen Pharmaceutica NV and MTPC initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in Canada in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of INVOKANA® before the expiration of the Canadian Patent Nos. 2,799,204, 2,534,024 and 2,671,357. Janssen Inc., Janssen Pharmaceutica NV and MTPC are seeking an order enjoining Sandoz from marketing its generic version of INVOKANA® before the expiration of the relevant patents. The trial is scheduled to begin in August 2022.

OPSUMIT®

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

Table of Content
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

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906 (’906). Trial concluded in October 2020, and closing arguments were made in March 2021.

In August 2019, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent. In February 2020, Mylan filed a Petition for Inter Partes Review with the USPTO seeking to invalidate the ’906 patent. The USPTO denied the Petition in September 2020, and Mylan appealed. Janssen filed a motion to dismiss the appeal, which was granted in March 2021.

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

In November 2020, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. in response to Pharmascience Inc.'s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’335 patent. A summary trial on the issue of infringement is scheduled for November 2021. The trial is scheduled to begin in July 2022.

In January 2021, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) in response to Apotex's filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’335 patent. A summary trial on the issue of infringement is scheduled for December 2021. The trial is scheduled to begin in September 2022.

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

IMBRUVICA®

Table of Content

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies that filed ANDAs seeking approval to market generic versions of IMBRUVICA® 140 mg capsules before expiration of Pharmacyclics’ United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. JBI is the exclusive licensee of the asserted patents. The named defendants include the following generic companies: Cipla Limited and Cipla USA Inc. (collectively, Cipla); Sandoz Inc. and Lek Pharmaceuticals d.d. (collectively, Sandoz). In January 2019 and February 2019, Pharmacyclics and JBI amended their complaint against Sandoz and Cipla, respectively, to allege infringement of United States Patent Nos. 10,125,140 and 10,106,548. In May 2019, Pharmacyclics and JBI amended their complaint against Cipla to further allege infringement of United States Patent No. 10,016,435. In August 2019, Pharmacyclics and JBI amended their complaints against Cipla and Sandoz to further allege infringement of U.S. Patent Nos. 10,294,231 and 10,294,232. In August 2019, the Court granted a joint stipulation to stay the litigation against Cipla.

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

Trial in the foregoing actions against Sandoz and Alvogen took place in October 2020.

In March 2020, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen asserting infringement of United States Patent No. 10,478,439. In October 2020, Pharmacyclics and JBI amended their complaint against Alvogen to further allege infringement of U.S. Patent No. 10,653,696. In April 2021, the court entered a joint stipulation dismissing the complaint against Alvogen.

In April 2020, Pharmacyclics and JBI filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Zydus Worldwide DMCC and Cadila Healthcare Limited (collectively, Zydus), which filed an ANDA seeking approval to market generic versions of IMBRUVICA® tablets, asserting infringement of United States Patent Nos. 7,514,444, 8,008,309, 8,476,284, 8,497,277, 8,697,711, 8,753,403, 8,754,090, 8,754,091, 8,952,015, 8,957,079, 9,181,257, 9,296,753, 9,655,857, 9,725,455, 10,010,507, 10,106,548, 10,125,140, 10,213,386 and 10,478,439. In March 2021, JBI, Pharmacyclics and Zydus entered into a confidential settlement agreement.

In each of the lawsuits, Pharmacyclics and JBI are seeking an order enjoining the defendants from marketing generic versions of IMBRUVICA® before the expiration of the relevant patents.

UPTRAVI®

In April 2020, Actelion Pharmaceuticals Ltd (Actelion) and Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against a number of generic companies that filed ANDAs seeking approval to market generic versions of UPTRAVI® before expiration of Nippon Shinyaku’s United States Patent Nos. 7,205,302; 8,791,122; and 9,284,280 relating to UPTRAVI®. Actelion is the exclusive licensee of the asserted patents. The defendants include Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals Inc. (collectively, Alembic); and Zydus Pharmaceuticals (USA), Inc. and Zydus Worldwide DMCC (collectively, Zydus).

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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in more than 3,200 lawsuits related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical manufacturers, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are more than 380 cases pending in various state courts. There are over 2,800 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. In addition, the Province of British Columbia filed suit in Canada. In October 2019, an anti-trust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

The trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against Johnson & Johnson and JPI in the amount of $465 million. Johnson & Johnson and JPI have appealed the judgment. The Company believes that it has strong grounds to overturn this judgment. In October 2019 Johnson & Johnson and JPI announced a settlement of the first case set for trial in the MDL with two counties in Ohio. In April 2021, three California counties and the City of Oakland commenced a trial in California state court against Johnson & Johnson and JPI, and other affiliates, as well as three other pharmaceutical manufacturers. The trial is scheduled to last up to three months.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing and would resolve opioid lawsuits filed

Table of Content
and future claims by states, cities and counties. The Company has made progress towards negotiating a final settlement with a coalition of state Attorneys General. The Company cannot predict if or when the agreement will be finalized and individual cases are ongoing.
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

In November 2019, one of the shareholders who sent a demand filed a derivative complaint against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In May 2020, the shareholder filed an amended complaint challenging the Board’s rejection of his demand. In August 2020, Johnson & Johnson moved to dismiss the amended complaint. In February 2021, the Court held oral argument on Johnson & Johnson's motion. In August 2020, another shareholder who sent a demand filed a separate derivative complaint in the same court making similar allegations. In October 2020, the Court granted defendants’ request to reassign the second-filed case to the division where the first-filed case is pending.

In December 2019, two additional shareholders who sent demands filed two separate derivative complaints making similar allegations against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the United States District for the District of New Jersey. In April 2020, the two federal cases were consolidated into a single action captioned In re Johnson & Johnson Opioid Stockholder Derivative Litigation. In July 2020, the shareholders filed a consolidated complaint. In September 2020, Johnson & Johnson moved to dismiss the consolidated complaint, and in December 2020, the shareholders opposed Johnson & Johnson’s motion. Johnson & Johnson filed its reply in February 2021. In July 2020, an additional shareholder who sent a demand filed a derivative complaint in the same federal court making similar allegations against the same defendants named in the consolidated action. In January 2021, pursuant to an order in the consolidated action, the third case was consolidated into the consolidated action. In February 2021, the Court granted the shareholders motion to voluntarily dismiss the consolidated action without prejudice.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the District Court. In July 2020, the Court ordered the relators to complete discovery by August 2020; the Relators have requested an extension of the August 2020 deadline that DePuy opposed and additional discovery-related motions have been filed by both parties since. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint. In March 2021, the District Court issued an order stating that if DePuy’s motion to strike and dismiss is denied, the court will hold a conference at which a limited period for remaining discovery will be established.

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

Table of Content
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

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The matter is stayed pending interlocutory appeal of a December 2018 denial of Johnson & Johnson and JJCI's motion for summary judgment. The Mississippi Supreme Court granted Johnson & Johnson and JJCI's request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. In April 2021, the Mississippi Supreme Court dismissed the Company’s interlocutory appeal and remanded the case back to the Hinds County Chancery Court.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company moved to dismiss certain of the claims in the Amended Complaint, which was granted. The Company then filed a motion for partial judgment on the pleadings in December 2020, which was denied. The New Mexico Attorney General has issued requests for documents and the Company anticipates the document production will commence in mid-2021.

Forty-two states have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has entered into a tolling agreement with the States and has begun to produce responsive documents.

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

In March 2017, Janssen Biotech, Inc. (JBI) received a Civil Investigative Demand from the United States Department of Justice regarding a False Claims Act investigation concerning management and advisory services provided to rheumatology and gastroenterology practices that purchased REMICADE® or SIMPONI ARIA®. In August 2019, the United States Department of Justice notified JBI that it was closing the investigation. Subsequently, the United States District Court for the District of Massachusetts unsealed a qui tam False Claims Act complaint, which was served on the Company. The Department of Justice had declined to intervene in the qui tam lawsuit in August 2019. The Company filed a motion to dismiss, which was granted in part and denied in part. Discovery is underway.

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

In June 2017, Johnson & Johnson received a subpoena from the United States Attorney's Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes, Inc.(DePuy) spinal implants at three hospitals in Boston as well as interactions of employees of Company subsidiaries with physicians at these

Table of Content
hospitals. Johnson & Johnson and DePuy have produced documents in response to the subpoena and are fully cooperating with the government’s investigation.

In July 2018 the Public Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority CADE inspected the offices of more than 30 companies including Johnson & Johnson do Brasil Indústria e Comércio de Produtos para Saúde Ltda. The authorities appear to be investigating allegations of possible anti-competitive behavior and possible improper payments in the medical device industry. The Company continues to respond to inquiries regarding the Foreign Corrupt Practices Act from the United States Department of Justice and the United States Securities and Exchange Commission.

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

In December 2013, Janssen Ortho LLC (Janssen Ortho) sued the United States in the United States Court of International Trade (the Classification Litigation) seeking a determination that darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) is exempt from duties upon importation into the United States. In August 2014, United States Customs and Border Protection (US CBP) issued a Penalty Notice against Janssen Ortho LLC (Janssen Ortho), assessing penalties for the alleged improper classification of darunavir ethanolate (the active pharmaceutical ingredient in PREZISTA®) in connection with its importation into the United States. In February 2020, the Court in the Classification Litigation ruled that darunavir ethanolate is eligible for duty free treatment. In April 2020, the United States appealed that ruling to the United States Court of Appeals for the Federal Circuit. In August 2020, US CBP formally rejected Janssen’s Supplemental Petition challenging the penalties assessment and demanded payment of the mitigated penalty. In October 2020, US CBP agreed to not refer the matter to the Office of Chief Counsel, pending resolution of the related Classification Litigation. In April 2021, the Federal Circuit denied the United States’ appeal in the Classification Litigation.

In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. Discovery and pre-trial motion practice are complete. No trial date has been set.

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

Table of Content
In June 2018, Walgreen Co. and Kroger Co., filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In March 2019, summary judgment was granted in favor of Janssen. In February 2020, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision. Discovery is ongoing.

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

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER®.  TRACLEER® is subject to a Risk Evaluation and Mitigation Strategy required by the Food and Drug Administration, which imposes restrictions on distribution of the product.  In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland.  In October 2019, the Court granted Actelion’s motion to dismiss the amended complaint. In April 2021, the United States Court of Appeals for the Fourth Circuit reversed and remanded.

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia. The complaint, which was filed in December 2017 in United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA® to the government in connection with direct government sales and government-funded drug reimbursement programs. At this time, the federal and state governments have declined to intervene. The case has been transferred to United States District Court for the District of New Jersey. In September 2019, Janssen moved to dismiss the complaint. In February 2021, the judge has set a renewed schedule for the Company's motion to dismiss, with briefs to be fully submitted by early July 2021.

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC (collectively, Janssen) and BTG International Limited in the United States District Court for the Eastern District of Virginia on behalf of indirect purchasers of ZYTIGA®. Several additional complaints were filed thereafter in Virginia and New Jersey. The indirect purchaser complaints generally allege that the defendants violated the antitrust and consumer protections laws of several states and the Sherman Act by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry and seek damages. The Virginia cases have been transferred to the United States District Court for the District of New Jersey and consolidated with the New Jersey case. A consolidated amended complaint was filed in February 2021. In April 2021, Janssen moved to dismiss the Indirect Purchaser Action. In May 2020, a class action complaint was filed against Janssen Biotech Inc., Janssen Oncology, Inc., Janssen Research & Development LLC and BTG International Limited in the United States District Court for the District of New Jersey, on behalf of direct purchasers of ZYTIGA®. The direct purchaser complaint alleges that defendants violated the Sherman Act by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry, and seek damages and injunctive relief. In April 2021, Janssen moved to compel arbitration of the Direct Purchaser Action.

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

Table of Content
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

In November 2019, Johnson & Johnson received a demand for indemnification from Pfizer Inc., pursuant to the 2006 Stock and Asset Purchase Agreement between the Company and Pfizer. Also in November 2019, Johnson & Johnson, Inc. received a demand for indemnification from Sanofi Consumer Health, Inc., pursuant to the 2016 Asset Purchase Agreement between J&J, Inc. and Sanofi. In January 2020, Johnson & Johnson received a demand for indemnification from Boehringer Ingelheim Pharmaceuticals, Inc., pursuant to the 2006 Asset Purchase Agreement among the Company, Pfizer, and Boehringer Ingelheim. The notices seek indemnification for legal claims related to over-the-counter ZANTAC® (ranitidine) products. Plaintiffs in the underlying actions allege that ZANTAC® and other over-the-counter ranitidine medications contain unsafe levels of NDMA (N-nitrosodimethylamine) and can cause and/or have caused various cancers in patients using the products, and seek injunctive and monetary relief.

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against Johnson & Johnson, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2020, Ethicon moved to dismiss certain causes of action in the complaint. Oral argument on the motion to dismiss is scheduled for June 2021.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Table of Content

NOTE 12— RESTRUCTURING

In the fiscal second quarter of 2018 the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In the fiscal first quarter of 2021, the Company recorded a pre-tax charge of $104 million, which is included on the following lines of the Consolidated Statement of Earnings, $53 million in restructuring, $27 million in cost of products sold and $24 million in other (income) expense, net. Total project costs of approximately $1.4 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated restructuring expenses through the fiscal first quarter of 2021:

(Dollars in Millions)	Severance	Asset Write-offs	Other(2)	Total
Reserve balance, January 3, 2021	$135	—	9	144

Current year activity:
Charges	—	14	90	104
Cash payments	(5)	—	(91)	(96)
Settled non cash	—	(14)		(14)

Reserve balance, April 4, 2021(1)	$130	—	8	138
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

Table of Content

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales
For the fiscal first quarter of 2021, worldwide sales were $22.3 billion, a total increase of 7.9%, which included operational growth of 5.5% and a positive currency impact of 2.4% as compared to 2020 fiscal first quarter sales of $20.7 billion. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.5%.

Sales by U.S. companies were $11.1 billion in the fiscal first quarter of 2021, which represented an increase of 3.9% as compared to the prior year. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on the U.S. operational sales growth was negligible. Sales by international companies were $11.2 billion, a total increase of 12.2%, which included operational growth of 7.3% and a positive currency impact of 4.9%. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.9%.

In the fiscal first quarter of 2021, sales by companies in Europe achieved growth of 12.1%, which included operational growth of 4.7% and a positive currency impact of 7.4%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a decline of 5.1%, which included a negative currency impact of 5.1%. Sales by companies in the Asia-Pacific, Africa region achieved growth 19.4%, including operational growth of 13.7% and a positive currency impact of 5.7%.

Q1 2021 Sales by Geographic Region
(in billions)
$11.1
$4.4
$1.4
$5.4
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health
Consumer Health segment sales in the fiscal first quarter of 2021 were $3.5 billion, a decrease of 2.3% as compared to the same period a year ago, including an operational decline of 3.3% and a positive currency impact of 1.0%. U.S. Consumer Health segment sales declined by 7.4%. International Consumer Health segment sales increased by 2.5%, including operational growth of 0.5% and a positive currency impact of 2.0%. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.4%.

Major Consumer Health Franchise Sales — Fiscal First Quarter Ended

(Dollars in Millions)	April 4, 2021	March 29, 2020	Total Change	Operations Change	Currency Change
OTC	$1,175	$1,348	(12.9)%	(14.8)%	1.9%
Skin Health/Beauty	1,163	1,117	4.1	2.8	1.3
Oral Care	417	395	5.7	4.5	1.2
Baby Care	389	361	7.7	9.5	(1.8)
Women’s Health	222	232	(4.3)	(2.6)	(1.7)
Wound Care/Other	177	171	3.3	2.2	1.1
Total Consumer Health Sales	$3,543	$3,625	(2.3)%	(3.3)%	1.0%

The OTC franchise experienced an operational decline of 14.8% as compared to the prior year fiscal first quarter. The results reflect negative comparisons due to prior year COVID-19 pantry loading and category declines driven by weaker Cough, Cold and Flu season due to social distancing and lockdowns. Partially offsetting declines were timing of shipments, e-commerce strength, and U.S. share gains primarily in TYLENOL® , ZYRTEC® and PEPCID® as well as strong international sales of NICORETTE®.

The Skin Health/Beauty franchise achieved operational growth of 2.8% as compared to the prior year fiscal first quarter. Growth was primarily attributable to international NEUTROGENA® and DABAO® as well as worldwide AVEENO® due to strength in e-commerce, new product innovations and COVID-19 related recovery. Results were partially offset by U.S. COVID-19 related market contraction in make-up wipes and competitive pressures in NEUTROGENA®.

The Oral Care franchise achieved operational growth of 4.5% as compared to the prior year fiscal first quarter primarily due to sales of LISTERINE® mouthwash outside the U.S. related to category growth driven by increased consumer focus on oral hygiene and strong promotions partially offset by divestitures.

The Baby Care franchise achieved operational growth of 9.5% as compared to the prior year fiscal first quarter. Growth was attributable to sales of JOHNSON'S® products outside the U.S. primarily in Latin America and Asia Pacific due to increased COVID-19 demand coupled with AVEENO® baby growth in e-commerce globally.

The Women’s Health franchise experienced an operational decline of 2.6% as compared to the prior year fiscal first quarter primarily driven by internal sanitary protection and liners due to prior year COVID-19 impact comparisons primarily in Europe, partially offset by growth in napkins in Asia Pacific and Latin America.
The Wound Care/Other franchise achieved operational growth of 2.2% as compared to the prior year fiscal first quarter. Growth was due to strong performance in hand hygiene primarily due to increased demand and new promotional campaigns coupled with U.S. share gains partially offset by prior year COVID-19 impact comparisons.

Table of Content

Pharmaceutical
Pharmaceutical segment sales in the fiscal first quarter of 2021 were $12.2 billion, an increase of 9.6% as compared to the same period a year ago, with an operational increase of 7.1% and a positive currency impact of 2.5%. U.S. Pharmaceutical sales increased 6.4% as compared to the same period a year ago. International Pharmaceutical sales increased by 13.4%, including operational growth of 7.9% and a positive currency impact of 5.5%. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.3%. Adjustments to previous reserve estimates were $0.2 billion in both fiscal first quarters of 2021 and 2020.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal First Quarter Ended

(Dollars in Millions)	April 4, 2021	March 29, 2020	Total Change	Operations Change	Currency Change
Immunology	$3,914	$3,638	7.6%	5.5%	2.1%
REMICADE®	777	990	(21.5)	(22.2)	0.7
SIMPONI®/ SIMPONI ARIA®	562	529	6.2	3.7	2.5
STELARA®	2,148	1,819	18.1	15.4	2.7
TREMFYA®	418	296	41.0	37.8	3.2
Other Immunology	8	3	*	*	*
Infectious Diseases	1,007	920	9.5	7.1	2.4
COVID-19 vaccine	100	—	*	*	—
EDURANT®/rilpivirine	243	224	8.6	0.2	8.4
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	546	579	(5.8)	(5.9)	0.1
Other Infectious Diseases	117	116	0.6	(1.2)	1.8
Neuroscience	1,721	1,658	3.8	1.6	2.2
CONCERTA®/ methylphenidate	171	171	0.2	(3.2)	3.4
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	965	883	9.4	6.9	2.5
RISPERDAL CONSTA®	157	170	(7.9)	(10.1)	2.2
Other Neuroscience	428	435	(1.5)	(2.5)	1.0
Oncology	3,570	3,013	18.5	14.6	3.9
DARZALEX®	1,365	937	45.6	42.2	3.4
ERLEADA®	261	143	82.8	79.7	3.1
IMBRUVICA®	1,125	1,031	9.0	5.6	3.4
ZYTIGA®/ abiraterone acetate	638	690	(7.6)	(12.9)	5.3
Other Oncology(1)	182	212	(14.2)	(17.9)	3.7
Pulmonary Hypertension	861	745	15.5	13.7	1.8
OPSUMIT®	450	389	15.6	13.5	2.1
UPTRAVI®	305	250	22.0	20.9	1.1
Other Pulmonary Hypertension	105	106	(0.6)	(2.7)	2.1
Cardiovascular / Metabolism / Other	1,127	1,160	(2.8)	(4.1)	1.3
XARELTO®	589	527	11.7	11.7	—
INVOKANA®/ INVOKAMET®	150	175	(14.4)	(16.1)	1.7
PROCRIT®/ EPREX®	127	155	(18.2)	(20.3)	2.1
Other	261	302	(13.6)	(16.4)	2.8
Total Pharmaceutical Sales	$12,199	$11,134	9.6%	7.1%	2.5%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of VELCADE® which was previously disclosed separately

Table of Content

Immunology products achieved operational growth of 5.5% as compared to the same period a year ago driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease and Ulcerative Colitis and strength in TREMFYA® (guselkumab) in Psoriasis and uptake in Psoriatic Arthritis. This was partially offset by lower sales of REMICADE® (infliximab) due to biosimilar competition.

Biosimilar versions of REMICADE® have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE®.

Infectious disease products achieved operational growth of 7.1% as compared to the same period a year ago primarily due to the contribution of the recently authorized COVID-19 vaccine and uptake of JULUCA®(dolutegravir/rilpivirine). This was partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 1.6% as compared to the same period a year ago. Paliperidone long-acting injectables growth was driven by sales of INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA TRINZA®/TREVICTA® from new patient starts and persistence.
Oncology products achieved strong operational sales growth of 14.6% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) driven by continued strong market growth, share gains in all regions and solid uptake from the recent launch of the subcutaneous formulation; the continued global launch uptake of ERLEADA® (apalutamide) and IMBRUVICA® (ibrutinib) growth driven by market leading share and increased persistence as patients extend the duration of therapy, partially offset by COVID-19 related market dynamics including new patient starts and longer-term scripts written in the same period a year ago. The growth was negatively impacted by declining sales of ZYTIGA® (abiraterone acetate) due to generic competition.

Pulmonary Hypertension achieved operational sales growth of 13.7% as compared to the same period a year ago. Sales growth of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued share gains and market growth.

Cardiovascular / Metabolism / Other products experienced an operational decline of 4.1% as compared to the same period a year ago. The decline was primarily attributable to lower sales of INVOKANA®/INVOKAMET® (canagliflozin) due to share erosion partially offset by strong market growth and PROCRIT®/ EPREX® (epoetin alfa) due to biosimilar competition. Additionally, the growth of XARELTO® (rivaroxaban) was driven by continued demand and a one-time favorable prior period pricing adjustment in the current quarter partially offset by higher rebates.

Table of Content

Medical Devices
The Medical Devices segment sales in the fiscal first quarter of 2021 were $6.6 billion, an increase of 10.9% as compared to the same period a year ago, which included operational growth of 8.0% and a positive currency impact of 2.9%. U.S. Medical Devices sales increased 5.4%. International Medical Devices sales increased by 16.2%, including operational growth of 10.5% and a positive currency impact of 5.7%. In the fiscal first quarter of 2021, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 0.8%.

Major Medical Devices Franchise Sales — Fiscal First Quarter Ended

(Dollars in Millions)	April 4, 2021	March 29, 2020	Total Change	Operations Change	Currency Change
Surgery	$2,372	$2,100	12.9%	9.6%	3.3%
Advanced	1,118	948	18.0	14.3	3.7
General	1,254	1,153	8.8	5.8	3.0
Orthopaedics	2,113	2,038	3.7	1.2	2.5
Hips	357	337	5.8	3.2	2.6
Knees	317	343	(7.6)	(9.9)	2.3
Trauma	733	654	12.1	9.5	2.6
Spine, Sports & Other	706	703	0.4	(2.2)	2.6
Vision	1,145	1,067	7.3	5.4	1.9
Contact Lenses/Other	857	814	5.3	3.5	1.8
Surgical	288	253	13.7	11.2	2.5
Interventional Solutions	949	727	30.4	26.4	4.0
Total Medical Devices Sales	$6,579	$5,932	10.9%	8.0%	2.9%
The Surgery franchise achieved operational sales growth of 9.6% as compared to the prior year fiscal first quarter. The operational growth in Advanced Surgery was primarily driven by market recovery. In addition, growth of Endocutters was due to market expansion and new products primarily in China, which was partially offset by competitive pressure in the U.S. The growth in Biosurgery and Energy products was due to the success of new products and expansion within the China market. The operational growth in General Surgery was primarily driven by market recovery and continued strength of the Suture portfolio in Wound Closure partially offset by the impact of the Advanced Sterilization Products (ASP) divestiture in the prior year.

The Orthopaedics franchise achieved operational sales growth of 1.2% as compared to the prior year fiscal first quarter. The operational growth in hips was driven by market procedure recovery as well as leadership in the Anterior approach, strong market demand for the ACTIS® stem and enabling technologies – KINCISE™ and VELYS™ Hip Navigation. The operational decline in knees was driven by the negative impact of COVID-19 on procedure volume and changes in channel mix. The operational growth in Trauma was driven by global market recovery and uptake of new products. The operational decline in Spine, Sports & Other was driven by the negative impact from COVID-19 and China distribution channel changes partially offset by uptake of new products and partnerships in Spine.

The Vision franchise achieved operational sales growth of 5.4% as compared to the prior year fiscal first quarter. The Contact Lenses/Other operational growth was due to market recovery, new products and channel inventory changes in the U.S. and Japan. The Surgical operational growth was primarily due to market recovery and uptake of recently launched products.

The Interventional Solutions franchise achieved operational sales growth of 26.4% as compared to the prior year fiscal first quarter driven by atrial fibrillation market growth coupled with strength from new products.

Table of Content

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2021 was $7.4 billion representing 33.3% of sales as compared to $6.5 billion in the fiscal first quarter of 2020, representing 31.5% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2021 versus Q1 2020
Cost of products decreased as a percent to sales driven by:
•Favorable product mix and translational currency in the Pharmaceutical business
•Favorable volume/mix in the Medical Devices business
•The establishment of a COVID-19 inventory reserve in the fiscal first quarter 2020 in the Medical Devices business which did not repeat in 2021.

The intangible asset amortization expense included in cost of products sold for the fiscal first quarters of 2021 and 2020 was $1.2 billion and $1.1 billion, respectively.

Selling, Marketing and Administrative Expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2021 versus Q1 2020
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Leveraging in the Medical Devices business resulting from the recovery of sales from the prior years impact of COVID-19

Table of Content

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2021 versus Q1 2020
Research and Development increased as a percent to sales driven by:
•COVID-19 vaccine expenses, net of governmental reimbursements
•Portfolio progression in the Pharmaceutical business

Interest (Income) Expense

Interest (Income) Expense in the fiscal first quarter of 2021 was a net interest expense of $48 million as compared to income of $42 million in the same period a year ago. This was primarily due to reduced interest income resulting from lower rates of interest earned on cash balances and a higher average debt balance. The balance of cash, cash equivalents and current marketable securities was $24.6 billion at the end of the fiscal first quarter of 2021 as compared to $18.0 billion at the end of the fiscal first quarter of 2020. The Company’s debt position was $33.6 billion as of April 4, 2021 as compared to $27.6 billion the same period a year ago.

Other (Income) Expense, Net*

Q1 2021 versus Q1 2020
Other (income) expense, net for the fiscal first quarter of 2021 was favorable by $0.2 billion as compared to the prior year primarily due to the following:

Fiscal First Quarter
(Dollars in Billions)(Income)/Expense	2021	2020	Change
Divestiture gains(1)	$(0.6)	0.0	(0.6)
Contingent consideration reversal(2)	0.0	(1.0)	1.0
Litigation expense	0.0	0.1	(0.1)
Unrealized (gains)/losses on securities	0.0	0.3	(0.3)
Other	(0.3)	(0.1)	(0.2)
Total Other (Income) Expense, Net	$(0.9)	(0.7)	(0.2)
(1) Divestiture gains of two pharmaceutical brands outside the U.S.
(2) Related to the timing of certain developmental milestones associated with the Auris Health acquisition.
*Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), unrealized gains and losses on investments, gains and losses on divestitures, certain transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income.

Table of Content

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Consumer Health	$788	$770	$3,543	$3,625	22.2%	21.2%
Pharmaceutical	5,223	3,834	12,199	11,134	42.8	34.4
Medical Devices	1,629	2,025	6,579	5,932	24.8	34.1
Segment earnings before tax	7,640	6,629	22,321	20,691	34.2	32.0
Less: Expenses not allocated to segments (1)	211	120
Worldwide income before tax	$7,429	$6,509	$22,321	$20,691	33.3%	31.5%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment

The Consumer Health segment income before tax as a percent of sales in the fiscal first quarter of 2021 was 22.2% versus 21.2% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal first quarter of 2021 as compared to the prior year was primarily driven by the following:
•Supply chain efficiencies
Partially offset by:
•Increased brand marketing expense

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2021 was 42.8% versus 34.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter of 2021 as compared to the prior year was primarily driven by the following:
•Favorable product mix
•Divestiture gains of $0.6 billion related to two pharmaceutical brands outside the U.S. in the fiscal first quarter of 2021
•Lower unrealized losses on securities ($0.0 billion in 2021 vs. $0.3 billion in 2020)
•Lower litigation expense ($0.0 billion in 2021 vs. $0.1 billion in 2020)
•Positive translational currency
Partially offset by:
•Research & Development investment in the COVID-19 vaccine net of governmental reimbursements

Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal first quarter of 2021 was 24.8% versus 34.1% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter was primarily driven by the following:
•A contingent consideration reversal of approximately $1.0 billion in the fiscal first quarter of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition
Partially offset by:
•Incremental inventory reserves recorded in the fiscal first quarter of 2020 associated with the impact of COVID-19, which did not repeat in the fiscal first quarter of 2021
•Overall leveraging in the fiscal first quarter of 2021 resulting from the Medical Devices sales recovery

Restructuring

In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its

Table of Content
initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal first quarter of 2021, the Company recorded a pre-tax charge of $104 million, which is included on the following lines of the Consolidated Statement of Earnings, $53 million in restructuring, $27 million in cost of products sold and $24 million in other (income) expense, net. In the fiscal first quarter of 2020, the Company recorded a pre-tax charge of $118 million, which is included on the following lines of the Consolidated Statement of Earnings, $58 million in restructuring, $15 million in cost of products sold and $45 million in other (income) expense, net. Restructuring charges of approximately $1.4 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion related to the fiscal first quarter of 2021 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $12.7 billion at the end of the fiscal first quarter of 2021 as compared with $14.0 billion at the end of fiscal year 2020. The primary sources and uses of cash that contributed to the $1.3 billion decrease were:

(Dollars In Billions)
$14.0	Q4 2020 Cash and cash equivalents balance
4.1	cash generated from operating activities
(0.2)	net cash used by investing activities
(5.1)	net cash used by financing activities
(0.1)	effect of exchange rate and rounding
$12.7	Q1 2021 Cash and cash equivalents balance

In addition, the Company had $11.9 billion in marketable securities at the end of the fiscal first quarter of 2021 and $11.2 billion at the end of fiscal year 2020.

Cash flow from operations of $4.1 billion was the result of:

Table of Content

(Dollars In Billions)
$6.2	Net Earnings
0.9	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs partially offset by the deferred tax provision, net gain on sale of assets/businesses and credit losses and accounts receivable allowances
(3.2)	a decrease in accounts payable and accrued liabilities and other current and non-current liabilities
(2.3)	an increase in accounts receivable and inventories
2.5	a decrease other current and non-current assets
$4.1	Cash Flow from operations

Investing activities use of $0.2 billion of cash was primarily used for:

(Dollars In Billions)
$(0.7)	additions to property, plant and equipment
0.6	proceeds from the disposal of assets/businesses, net
(0.8)	net purchases of investments
0.8	credit support agreements activity, net
(0.1)	Other
$(0.2)	Net cash used for investing activities

Financing activities use of $5.1 billion of cash was primarily used for:

(Dollars In Billions)
$(2.7)	dividends to shareholders
(1.4)	repurchase of common stock
(1.5)	net repayment of short and long term debt
0.2	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.2	credit support agreements activity, net
0.1	other and rounding
$(5.1)	Net cash used for financing activities

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2020, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 9, 2021. Interest charged on borrowings under the credit line agreement is based on either bids provided by banks, the prime rate, London Interbank Offered Rates (LIBOR), Secured Overnight Financing Rate (SOFR) Swap Curve or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.

In the fiscal first quarter of 2021, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of April 4, 2021, the net debt position was $9.0 billion as compared to the prior year of $9.6 billion. Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's approximate $1.0 billion in contractual supply commitments associated with its development of the COVID-19 vaccine, the talc litigation and agreement in principle to settle opioid litigation of which the majority may be paid over the next two to three years. In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. Additionally, as a result of the Tax Cuts and Jobs Act (TCJA), the Company has access to its cash outside the U.S. at a significantly reduced cost.

Table of Content

Subsequent to April 4, 2021, the Company paid approximately $1.2 billion to the U.S. Treasury for $0.8 billion related to the current installment due on foreign undistributed earnings as part of the TCJA (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021) and $0.4 billion primarily related to the normal estimated payment for the fiscal first quarter of 2021.

Dividends

On January 4, 2021, the Board of Directors declared a regular cash dividend of $1.01 per share, payable on March 9, 2021 to shareholders of record as of February 23, 2021.

On April 20, 2021, the Board of Directors declared a regular cash dividend of $1.06 per share, payable on June 8, 2021 to shareholders of record as of May 25, 2021. The Company expects to continue the practice of paying regular quarterly cash dividends.

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
In fiscal 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid and contractually obligated to be paid to these contract manufacturing organizations of approximately $1.0 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

The Company continues to evaluate and monitor both its internal and external supply arrangements, including its contract with Emergent BioSolutions and related production activities at its Bayview, Maryland facility. The Company has established a global vaccine supply network, where, in addition to its internal manufacturing site in Leiden, the Netherlands, ten other manufacturing sites will be involved in the production of vaccine across different countries and continents. The Company does not believe that a disruption at a vaccine manufacturing site, or the resulting delay would have a material financial impact on the Company’s consolidated financial statements or results.

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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. The U.K. officially exited the E.U. on January 31, 2020, however, there was a transition period to allow time to agree the terms of a new trade deal. On December 30, 2020, the U.K., E.U. and the European Atomic Energy Community (Euratom) signed the EU–UK Trade and Cooperation Agreement (TCA). Over the last few years, Brexit has created global political and economic uncertainty and has led to volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations. While the UK and EU have now agreed on a future trade and cooperation agreement, it is still unclear what the ultimate financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of April 4, 2021, and for the fiscal three months, the business of the Company’s U.K. subsidiaries represented less than 6% of the Company’s consolidated assets and less than 3% of the fiscal three months revenues.

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Table of Content

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2021. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2021 through January 31, 2021	4,233,375	159.93		—
February 1, 2021 through February 28, 2021	3,722,927	163.81		—
March 1, 2021 through April 4, 2021	942,240	161.61		—
Total	8,898,542

(1)     During the fiscal first quarter of 2021, the Company repurchased an aggregate of 8,898,542 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

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

JOHNSON & JOHNSON (Registrant)

Date: April 30, 2021	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2021	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)