Form 10-Q
period 2021-10-03
JOHNSON & JOHNSON
filed 2021-10-29
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 3, 2021

or

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
On October 22, 2021, 2,632,596,969 shares of Common Stock, $1.00 par value, were outstanding.

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

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	October 3, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,604	13,985
Marketable securities	13,397	11,200
Accounts receivable, trade, less allowances for doubtful accounts and credit losses $223 (2020, $293)	14,911	13,576
Inventories (Note 2)	10,387	9,344
Prepaid expenses and other	3,590	3,132
Total current assets	59,889	51,237
Property, plant and equipment at cost	47,347	46,804
Less: accumulated depreciation	(28,869)	(28,038)
Property, plant and equipment, net	18,478	18,766
Intangible assets, net (Note 3)	47,776	53,402
Goodwill (Note 3)	35,569	36,393
Deferred taxes on income (Note 5)	10,646	8,534
Other assets	6,870	6,562
Total assets	$179,228	174,894
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,798	2,631
Accounts payable	8,961	9,505
Accrued liabilities	13,812	13,968
Accrued rebates, returns and promotions	12,683	11,513
Accrued compensation and employee related obligations	3,146	3,484
Accrued taxes on income (Note 5)	2,161	1,392
Total current liabilities	44,561	42,493
Long-term debt (Note 4)	30,130	32,635
Deferred taxes on income (Note 5)	7,147	7,214
Employee related obligations (Note 6)	10,171	10,771
Long-term taxes payable (Note 5)	5,770	6,559
Other liabilities	11,177	11,944
Total liabilities	$108,956	111,616
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,415)	(15,242)
Retained earnings	121,092	113,890
Less: common stock held in treasury, at cost (487,358,000 and 487,331,000 shares)	38,525	38,490
Total shareholders’ equity	70,272	63,278
Total liabilities and shareholders' equity	$179,228	174,894
See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	October 3, 2021	Percent to Sales	September 27, 2020	Percent to Sales
Sales to customers (Note 9)	$23,338	100.0%	$21,082	100.0%
Cost of products sold	7,250	31.1	6,972	33.1
Gross profit	16,088	68.9	14,110	66.9
Selling, marketing and administrative expenses	6,000	25.7	5,431	25.8
Research and development expense	3,422	14.7	2,840	13.5
In-process research and development	900	3.9	138	0.6
Interest income	(13)	(0.1)	(12)	(0.1)
Interest expense, net of portion capitalized	20	0.1	44	0.2
Other (income) expense, net	1,850	7.9	1,200	5.7
Restructuring (Note 12)	60	0.2	68	0.3
Earnings before provision for taxes on income	3,849	16.5	4,401	20.9
Provision for taxes on income (Note 5)	182	0.8	847	4.0
NET EARNINGS	$3,667	15.7%	$3,554	16.9%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.39		$1.35
Diluted	$1.37		$1.33

AVG. SHARES OUTSTANDING
Basic	2,632.6		2,632.5
Diluted	2,674.9		2,669.3

See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	October 3, 2021	Percent to Sales	September 27, 2020	Percent to Sales
Sales to customers (Note 9)	$68,971	100.0%	$60,109	100.0%
Cost of products sold	21,900	31.8	20,613	34.3
Gross profit	47,071	68.2	39,496	65.7
Selling, marketing and administrative expenses	17,505	25.4	15,627	26.0
Research and development expense	9,994	14.5	8,127	13.5
In-process research and development	900	1.3	144	0.3
Interest income	(40)	(0.1)	(98)	(0.2)
Interest expense, net of portion capitalized	123	0.2	114	0.2
Other (income) expense, net	480	0.7	545	0.9
Restructuring (Note 12)	169	0.2	187	0.3
Earnings before provision for taxes on income	17,940	26.0	14,850	24.7
Provision for taxes on income (Note 5)	1,798	2.6	1,874	3.1
NET EARNINGS	$16,142	23.4%	$12,976	21.6%

NET EARNINGS PER SHARE (Note 8)
Basic	$6.13		$4.93
Diluted	$6.04		$4.86

AVG. SHARES OUTSTANDING
Basic	2,632.2		2,633.0
Diluted	2,674.6		2,670.8

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net earnings	$3,667	3,554	$16,142	12,976

Other comprehensive income (loss), net of tax
Foreign currency translation	(382)	222	(241)	(741)

Securities:
Unrealized holding gain (loss) arising during period	—	1	(1)	1
Reclassifications to earnings	—	—	—	—
Net change	—	1	(1)	1

Employee benefit plans:
Prior service cost amortization during period	(40)	(6)	(122)	(17)
Gain (loss) amortization during period	273	203	822	604
Net change	233	197	700	587

Derivatives & hedges:
Unrealized gain (loss) arising during period	67	199	(55)	1,052
Reclassifications to earnings	(233)	(24)	(576)	54
Net change	(166)	175	(631)	1,106

Other comprehensive income (loss)	(315)	595	(173)	953

Comprehensive income	$3,352	4,149	$15,969	13,929

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarter were as follows for 2021 and 2020, respectively: Foreign Currency Translation: $86 million and $139 million; Employee Benefit Plans: $65 million and $56 million; Derivatives & Hedges: $43 million and $47 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2021 and 2020, respectively: Foreign Currency Translation: $315 million and $207 million; Employee Benefit Plans: $197 million and $167 million; Derivatives & Hedges: $167 million and $293 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended October 3, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, July 4, 2021	$69,580	120,154	(15,100)	3,120	(38,594)
Net earnings	3,667	3,667	—	—	—
Cash dividends paid ($1.06 per share)	(2,791)	(2,791)	—	—	—
Employee compensation and stock option plans	522	62	—	—	460
Repurchase of common stock	(391)	—	—	—	(391)
Other comprehensive income (loss), net of tax	(315)	—	(315)	—	—
Balance, October 3, 2021	$70,272	121,092	(15,415)	3,120	(38,525)

Fiscal Nine Months Ended October 3, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 3, 2021	$63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	16,142	16,142	—	—	—
Cash dividends paid ($3.13 per share)	(8,241)	(8,241)	—	—	—
Employee compensation and stock option plans	1,726	(699)	—	—	2,425
Repurchase of common stock	(2,460)	—	—	—	(2,460)
Other comprehensive income (loss), net of tax	(173)	—	(173)	—	—
Balance, October 3, 2021	$70,272	121,092	(15,415)	3,120	(38,525)

Table of Content

Fiscal Third Quarter Ended September 27, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 28, 2020	$62,978	113,898	(15,533)	3,120	(38,507)
Net earnings	3,554	3,554	—	—	—
Cash dividends paid ($1.01 per share)	(2,659)	(2,659)	—	—	—
Employee compensation and stock option plans	559	109	—	—	450
Repurchase of common stock	(483)	—	—	—	(483)
Other	(71)	(71)	—	—	—
Other comprehensive income (loss), net of tax	595	—	595	—	—
Balance, September 27, 2020	$64,473	114,831	(14,938)	3,120	(38,540)

Fiscal Nine Months Ended September 27, 2020

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2019	$59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	12,976	12,976	—	—	—
Cash dividends paid ($2.97 per share)	(7,823)	(7,823)	—	—	—
Employee compensation and stock option plans	1,866	(911)	—	—	2,777
Repurchase of common stock	(2,900)	—	—	—	(2,900)
Other	(70)	(70)	—	—	—
Other comprehensive income (loss), net of tax	953	—	953	—	—
Balance, September 27, 2020	$64,473	114,831	(14,938)	3,120	(38,540)

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	October 3, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,142	12,976
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,547	5,291
Stock based compensation	920	845
Asset write-downs	964	198
Contingent consideration reversal	—	(1,148)
Net gain on sale of assets/businesses	(601)	(60)
Deferred tax provision	(2,564)	(238)
Credit losses and accounts receivable allowances	(60)	74
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,818)	(440)
Increase in inventories	(1,178)	(784)
Increase/(Decrease) in accounts payable and accrued liabilities	182	(119)
Decrease/(Increase) in other current and non-current assets	2,082	(1,983)
(Decrease)/Increase in other current and non-current liabilities	(1,938)	581

NET CASH FLOWS FROM OPERATING ACTIVITIES	17,678	15,193

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,237)	(2,024)
Proceeds from the disposal of assets/businesses, net (Note 10)	666	100
Acquisitions, net of cash acquired (Note 10)	—	(949)
Purchases of investments	(18,843)	(16,243)
Sales of investments	16,809	6,585
Credit support agreements activity, net	696	125
Other (primarily licenses and milestones)	(414)	(516)

NET CASH USED BY INVESTING ACTIVITIES	(3,323)	(12,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(8,241)	(7,823)
Repurchase of common stock	(2,460)	(2,900)
Proceeds from short-term debt	1,283	3,335
Repayment of short-term debt	(821)	(310)
Proceeds from long-term debt, net of issuance costs	3	7,431
Repayment of long-term debt	(1,452)	(562)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	808	922
Credit support agreements activity, net	168	—
Other	101	(569)

NET CASH USED BY FINANCING ACTIVITIES	(10,611)	(476)

Effect of exchange rate changes on cash and cash equivalents	(125)	(135)
Increase in cash and cash equivalents	3,619	1,660
Cash and Cash equivalents, beginning of period	13,985	17,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,604	18,965

Acquisitions
Fair value of assets acquired	$—	1,173
Fair value of liabilities assumed and noncontrolling interests	—	(224)
Net cash paid for acquisitions	$—	949
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

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of October 3, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other long-lived assets along with the Company’s on-going vaccine development and distribution efforts. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended October 3, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There were no new material accounting standards issued in the fiscal nine months of 2021 that impacted the Company.

Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the fiscal nine months of 2021.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	October 3, 2021	January 3, 2021
Raw materials and supplies	$1,587	1,410
Goods in process	2,164	2,040
Finished goods	6,636	5,894
Total inventories	$10,387	9,344

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

(Dollars in Millions)	October 3, 2021	January 3, 2021
Intangible assets with definite lives:
Patents and trademarks — gross	$39,176	39,990
Less accumulated amortization	(19,569)	(17,618)
Patents and trademarks — net	19,607	22,372
Customer relationships and other intangibles — gross	22,950	22,898
Less accumulated amortization	(11,637)	(10,912)
Customer relationships and other intangibles — net*	11,313	11,986
Intangible assets with indefinite lives:
Trademarks	7,013	7,195
Purchased in-process research and development (1)	9,843	11,849
Total intangible assets with indefinite lives	16,856	19,044
Total intangible assets — net	$47,776	53,402
*The majority is comprised of customer relationships
(1)In the fiscal third quarter of 2021, the Company recorded a partial IPR&D impairment charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019. The impairment charge was calculated based on revisions to the discounted cash flow valuation model reflecting a delay of first in human procedures of approximately two years from the initial acquisition model assumption of the second half of 2022. The remaining reduction was driven by assets that reached commercialization and are now classified as having definite lives.

Goodwill as of October 3, 2021 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	Medical Devices	Total
Goodwill at January 3, 2021	$10,336	11,009	15,048	36,393
Goodwill, related to acquisitions	—	—	—	—
Goodwill, related to divestitures	(7)	—	—	(7)
Currency translation/Other	(347)	(283)	(187)	(817)
Goodwill at October 3, 2021	$9,982	10,726	14,861	35,569

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion and $1.2 billion for the fiscal third quarters ended October 3, 2021 and September 27, 2020, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $3.6 billion and $3.4 billion for the fiscal nine months ended October 3, 2021 and September 27, 2020, respectively. Intangible asset write-downs are included in Other (income) expense, net.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of October 3, 2021, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $202 million net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of October 3, 2021, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.8 billion, $35.1 billion and $10.0 billion, respectively. As of January 3, 2021, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $37.8 billion and $30.6 billion, respectively.

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

As of October 3, 2021, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $21 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Table of Content

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended in 2021 and 2020, net of tax:

	October 3, 2021					September 27, 2020
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(62)	—	—	—	—		—
Derivatives designated as hedging instruments	—	—	—	62	—	—	—	—		—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	34	—	—	—	—	39	—
Amount of gain or (loss) recognized in AOCI	—	—	—	34	—	—	—	—	39	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(3)	58	8	—	19	3	(81)	(13)	—	(8)

Amount of gain or (loss) recognized in AOCI	(35)	(155)	37	—	42	16	156	(36)	—	(41)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	117	—	—		—	84	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	144	—	—	—	—	65	—

Table of Content

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended in 2021 and 2020, net of tax:

	October 3, 2021					September 27, 2020
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(56)	—	—	—	—		—
Derivatives designated as hedging instruments	—	—	—	56	—	—	—	—		—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	115	—	—	—	—	118	—
Amount of gain or (loss) recognized in AOCI	—	—	—	115	—	—	—	—	118	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	25	106	(1)	—	24	10	(316)	(121)	—	(10)

Amount of gain or (loss) recognized in AOCI	(41)	(398)	80	—	67	25	330	(156)	—	(55)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	307	—	—	—	—	265	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	122	—	—	—	—	790	—

Table of Content

As of October 3, 2021, and January 3, 2021, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	October 3, 2021	January 3, 2021	October 3, 2021	January 3, 2021
Long-term Debt	9,851	—	(73)	—

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters and fiscal nine months in 2021 and 2020:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Foreign Exchange Contracts	Other (income) expense	$(13)	1	(50)	66

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2021 and 2020:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 3, 2021	September 27, 2020		October 3, 2021	September 27, 2020
Debt	$115	(169)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$141	(234)	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2021 and 2020:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 3, 2021	September 27, 2020		October 3, 2021	September 27, 2020
Debt	$279	(217)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$432	407	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 3, 2021			October 3, 2021
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,481	(83)	469	1,867	1,867

Equity Investments without readily determinable value	$738	392	(545)	585	585
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, there was a decrease of $25 million in the fair value reflected in net income as a result of impairments. There was an offsetting increase of $417 million in the fair value reflected in net income due to changes in observable prices and gains on the disposal of the Grail investment.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Table of Content
The Company’s significant financial assets and liabilities measured at fair value as of October 3, 2021 and January 3, 2021 were as follows:

	October 3, 2021				January 3, 2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	459	—	459	849
Interest rate contracts (2)	—	707	—	707	240
Total	—	1,166	—	1,166	1,089
Liabilities:
Forward foreign exchange contracts	—	768	—	768	702
Interest rate contracts (2)	—	468	—	468	1,569
Total	—	1,236	—	1,236	2,271
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	51	—	51	49
Liabilities:
Forward foreign exchange contracts	—	48	—	48	38
Other Investments:
Equity investments (3)	1,867	—	—	1,867	1,481
Debt securities (4)	—	18,911	—	18,911	14,042
Other Liabilities
Contingent consideration (5)	$—	—	613	613	633

Gross to Net Derivative Reconciliation	October 3, 2021	January 3, 2021
(Dollars in Millions)
Total Gross Assets	$1,217	1,138
Credit Support Agreement (CSA)	(1,058)	(1,107)
Total Net Asset	159	31

Total Gross Liabilities	1,284	2,309
Credit Support Agreement (CSA)	(1,260)	(2,172)
Total Net Liabilities	$24	137

Table of Content

Summarized information about changes in liabilities for contingent consideration is as follows:

	October 3, 2021	September 27, 2020
(Dollars in Millions)
Beginning Balance	$633	$1,715
Changes in estimated fair value (6)	28	(1,088)
Additions	—	107
Payments	(48)	(98)
Ending Balance	$613	$636

(1)2020 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,481 million, which are classified as Level 1 and contingent consideration of $633 million, classified as Level 3.
(2) Includes cross currency interest rate swaps and interest rate swaps as of October 3, 2021. Includes cross currency interest rate swaps as of January 3, 2021.
(3)    Classified as non-current other assets.
(4)    Classified within cash equivalents and current marketable securities.
(5)    Includes $595 million and $594 million, classified as non-current other liabilities as of October 3, 2021 and January 3, 2021, respectively. Includes $18 million and $39 million classified as current liabilities as of October 3, 2021 and January 3, 2021, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company recorded a contingent consideration reversal of $1,148 million in 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition. The reversal of the contingent consideration was recorded in Other income and expense, net.

The Company's cash, cash equivalents and current marketable securities as of October 3, 2021 comprised:

(Dollars in Millions)	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,607	—	—	2,607	2,607	—
Non-U.S. sovereign securities(1)	870	—	—	870	—	870
U.S. reverse repurchase agreements	1,715	—	—	1,715	1,715	—
Corporate debt securities(1)	3,604	—	—	3,604	274	3,330
Money market funds	2,120	—	—	2,120	2,120	—
Time deposits(1)	1,174	—	—	1,174	1,174	—
Subtotal	12,090	—	—	12,090	7,890	4,200

		Unrealized Gain	Unrealized Loss
U.S. Gov't securities	18,657	—	—	18,657	9,697	8,960
Other sovereign securities	3	—	—	3	2	1
Corporate debt securities	251	—	—	251	15	236
Subtotal available for sale debt(2)	$18,911	—	—	18,911	9,714	9,197
Total cash, cash equivalents and current marketable securities	$31,001	—	—	31,001	17,604	13,397
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

The contractual maturities of the available for sale securities as of October 3, 2021 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$18,895	18,895
Due after one year through five years	16	16
Due after five years through ten years	—	—
Total debt securities	$18,911	18,911

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of October 3, 2021:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$3,798	3,808

Non-Current Debt
6.73% Debentures due 2023	250	285
3.375% Notes due 2023	802	857
2.05% Notes due 2023	499	511
0.650% Notes due 2024 (750MM Euro 1.1581)	867	889
5.50% Notes due 2024 (500 MM GBP 1.3465)	671	769
2.625% Notes due 2025	749	794
0.55% Notes due 2025	993	982
2.45% Notes due 2026	1,995	2,119
2.95% Notes due 2027	989	1,078
0.95% Notes due 2027	1,489	1,464
2.90% Notes due 2028	1,495	1,622
1.150% Notes due 2028 (750MM Euro 1.1581)	863	932
6.95% Notes due 2029	297	414
1.30% Notes due 2030	1,733	1,678
4.95% Debentures due 2033	498	647
4.375% Notes due 2033	855	1,059
1.650% Notes due 2035 (1.5B Euro 1.1581)	1,723	1,963
3.55% Notes due 2036	980	1,134
5.95% Notes due 2037	993	1,439
3.625% Notes due 2037	1,481	1,721
3.40% Notes due 2038	992	1,122
5.85% Debentures due 2038	696	1,013
4.50% Debentures due 2040	540	693
2.10% Notes due 2040	979	933
4.85% Notes due 2041	297	393
4.50% Notes due 2043	496	640
3.70% Notes due 2046	1,975	2,319
3.75% Notes due 2047	974	1,157
3.50% Notes due 2048	743	860
2.25% Notes due 2050	986	928
2.45% Notes due 2060	1,225	1,150
Other	5	6
Total Non-Current Debt	$30,130	33,571

The weighted average effective interest rate on non-current debt is 2.98%.

The excess of the estimated fair value over the carrying value of debt was $5.4 billion at January 3, 2021.

Table of Content
The current debt balance as of October 3, 2021 includes $1.3 billion of commercial paper which has a weighted average interest rate of 0.08% and a weighted average maturity of approximately three months.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2021 and 2020 were 10.0% and 12.6%, respectively.
In the second fiscal quarter of 2021, the Company reorganized the ownership structure of certain wholly-owned international subsidiaries. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with applicable local regulations. Accordingly, the Company recorded a local deferred tax benefit of approximately $2.3 billion, which was partially offset by a related increase in the U.S. GILTI deferred tax liability of approximately $1.7 billion. The net impact of this restructuring was approximately $0.6 billion net benefit or 3.4% decrease to the 2021 year-to-date effective tax rate.

In 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF), which became effective on January 1, 2020. More information on the provisions of TRAF can be found in the Company’s Annual Report on Form 10-K for the year ended January 3, 2021. During the first fiscal quarter of 2020, the final canton where the Company maintains significant operations enacted TRAF legislation and, accordingly, the Company recorded a deferred tax benefit of approximately $0.3 billion for the remeasurement of existing deferred tax liabilities offset by a related $0.2 billion increase in U.S. GILTI deferred taxes. During the second fiscal quarter of 2020, the Company received rulings from the Swiss Federal and cantonal tax authorities in the remaining jurisdictions where it has significant operations. These rulings resulted in the Company increasing the tax basis of certain assets to fair value. As a result, the Company recorded additional deferred tax benefits in the second fiscal quarter of 2020 to recognize this step-up. The total benefit recorded related to Swiss Tax reform in the fiscal nine months of 2020 was approximately $0.4 billion, or 2.7% net benefit to the Company’s year-to-date effective tax rate, inclusive of the impact of U.S. GILTI deferred taxes.

Additionally the following items impacted the Company’s effective tax rate as compared to the same period in the prior fiscal year:
•as a result of the recent filing of the 2020 U.S. tax return, as well as the impact of non-recurring favorable tax items, the Company recorded a 1.0% net benefit to the effective tax rate for the fiscal nine months of 2021.
•in the third quarter of 2021 the Company accrued additional legal expenses, $1.4 billion for the Talc related litigation at an effective tax rate of 23.5% and $0.8 billion for the Risperdal settlement at an effective tax rate of 16.4% (See note 11 to the Consolidated Financial Statements for more details).
•in the third quarter of 2021 the Company recorded a partial IPR&D charge of $0.9 billion for the Ottava intangible asset (acquired with the Auris Health acquisition in 2019) at an effective rate of 22.4% (See Notes 3 and 9 to the Consolidated Financial Statements for more details).
•in the fiscal nine months of 2020, the Company reduced a contingent consideration liability related to the 2019 Auris Health acquisition that benefited the fiscal nine months of 2020 tax rate by approximately 1.0% (see Note 4 to the Consolidated Financial Statements for more details).
•the Company had lower income in higher tax jurisdictions relative to lower tax jurisdictions as compared to the same period in the prior year.

The Company also generated additional tax benefits from stock-based compensation that were either exercised or vested during the first three fiscal quarters of 2021 and 2020. Additionally the company has reversed unrecognized tax benefit liabilities in 2021 as a result of the completion of tax examinations in certain international jurisdictions.

As of October 3, 2021, the Company had approximately $3.3 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit or are under appeal go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

Table of Content

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$339	330	78	72	1,019	979	232	216
Interest cost	192	238	20	33	578	715	61	99
Expected return on plan assets	(661)	(617)	(1)	(2)	(1,988)	(1,839)	(5)	(5)
Amortization of prior service cost/(credit)	(46)	—	(8)	(7)	(136)	1	(23)	(23)
Recognized actuarial losses	314	224	38	36	944	669	113	107
Curtailments and settlements	—	—	—	—	1	19	—	—
Net periodic benefit cost	$138	175	127	132	418	544	378	394

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

Company Contributions
For the fiscal nine months ended October 3, 2021, the Company contributed $71 million and $232 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 3, 2021	$(8,938)	1	(6,957)	652	(15,242)
Net change	(241)	(1)	700	(631)	(173)
October 3, 2021	$(9,179)	—	(6,257)	21	(15,415)

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

Table of Content

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Basic net earnings per share	$1.39	1.35	6.13	4.93
Average shares outstanding — basic	2,632.6	2,632.5	2,632.2	2,633.0
Potential shares exercisable under stock option plans	138.3	115.7	139.1	120.2
Less: shares which could be repurchased under treasury stock method	(96.0)	(78.9)	(96.7)	(82.4)
Average shares outstanding — diluted	2,674.9	2,669.3	2,674.6	2,670.8
Diluted net earnings per share	$1.37	1.33	6.04	4.86

The diluted net earnings per share calculation for the fiscal third quarter ended October 3, 2021 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

The diluted net earnings per share calculation for the fiscal third quarter ended September 27, 2020 excluded 20 million shares related to stock options, as the exercise price of these options was greater than their average market value.

The diluted net earnings per share calculation for the fiscal nine months ended October 3, 2021 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company's stock.

The diluted net earnings per share calculation for the fiscal nine months ended September 27, 2020 excluded 17 million shares related to stock options, as the exercise price of these options was greater than their average market value.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change

Consumer Health
OTC
U.S.	$686	601	14.0%	$1,960	1,917	2.2%
International	686	541	26.9	1,894	1,722	10.0
Worldwide	1,372	1,142	20.1	3,854	3,639	5.9
Skin Health/Beauty
U.S.	569	572	(0.5)	1,862	1,767	5.4
International	555	577	(3.8)	1,595	1,506	5.9
Worldwide	1,124	1,149	(2.2)	3,457	3,273	5.6
Oral Care
U.S.	150	164	(8.4)	478	510	(6.2)
International	248	248	0.1	762	694	9.9
Worldwide	398	412	(3.3)	1,240	1,204	3.0
Baby Care
U.S.	95	91	5.2	288	279	3.3
International	296	302	(2.0)	879	831	5.8
Worldwide	391	393	(0.3)	1,167	1,110	5.2
Women's Health
U.S.	3	3	20.1	9	10	(5.7)
International	229	227	0.5	675	654	3.1
Worldwide	232	230	0.8	684	664	3.0
Wound Care/Other
U.S.	122	125	(2.6)	390	370	5.3
International	61	64	(5.2)	186	175	5.8
Worldwide	182	189	(3.5)	575	545	5.4
TOTAL Consumer Health
U.S.	1,625	1,556	4.5	4,987	4,853	2.8
International	2,075	1,958	5.9	5,991	5,582	7.3
Worldwide	3,700	3,514	5.3	10,978	10,435	5.2

Table of Content

PHARMACEUTICAL
Immunology
U.S.	2,771	2,558	8.3	7,932	7,330	8.2
International	1,480	1,230	20.3	4,464	3,619	23.3
Worldwide	4,250	3,789	12.2	12,395	10,950	13.2
REMICADE®
U.S.	480	634	(24.3)	1,508	1,852	(18.6)
U.S. Exports	47	78	(40.2)	197	321	(38.7)
International	234	209	12.2	721	673	7.1
Worldwide	761	921	(17.4)	2,426	2,846	(14.8)
SIMPONI / SIMPONI ARIA®
U.S.	295	312	(5.3)	840	840	0.0
International	276	280	(1.1)	877	827	6.1
Worldwide	571	592	(3.3)	1,717	1,667	3.0
STELARA®
U.S.	1,569	1,313	19.5	4,396	3,668	19.9
International	809	634	27.7	2,404	1,795	33.9
Worldwide	2,378	1,947	22.2	6,800	5,463	24.5
TREMFYA®
U.S.	376	222	69.7	975	650	50.1
International	161	105	52.5	459	316	45.4
Worldwide	537	327	64.1	1,434	965	48.5
OTHER IMMUNOLOGY
U.S.	3	—	*	15	—	*
International	0	3	*	3	9	(68.6)
Worldwide	3	3	(26.4)	18	9	91.6

Infectious Diseases
U.S.	679	413	64.3	1,635	1,265	29.2
International	709	451	57.2	1,788	1,397	28.0
Worldwide	1,389	864	60.6	3,424	2,662	28.6
COVID-19 VACCINE
U.S.	270	—	*	421	—	*
International	233	—	*	346	—	*
Worldwide	502	—	*	766	—	*
EDURANT® / rilpivirine
U.S.	12	11	8.4	31	33	(4.8)
International	247	226	9.7	733	684	7.2
Worldwide	259	236	9.6	764	716	6.7
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	380	379	0.4	1,128	1,154	(2.2)
International	137	147	(7.1)	440	461	(4.6)
Worldwide	517	526	(1.7)	1,568	1,615	(2.9)

Table of Content

OTHER INFECTIOUS DISEASES
U.S.	18	24	(26.0)	55	79	(29.6)
International	93	78	18.3	270	252	6.9
Worldwide	110	102	7.8	325	331	(1.8)

Neuroscience
U.S.	835	759	10.2	2,448	2,285	7.2
International	854	846	0.8	2,770	2,565	8.0
Worldwide	1,689	1,605	5.3	5,218	4,850	7.6
CONCERTA® / methylphenidate
U.S.	35	43	(19.5)	117	150	(22.1)
International	122	107	14.2	372	319	16.4
Worldwide	157	149	4.5	489	469	4.1
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	648	585	11.0	1,882	1,704	10.4
International	355	341	4.3	1,111	983	13.0
Worldwide	1,004	926	8.5	2,994	2,688	11.4
RISPERDAL CONSTA®
U.S.	71	70	1.3	210	220	(4.7)
International	69	81	(16.7)	242	254	(5.1)
Worldwide	140	152	(8.4)	452	475	(4.9)
OTHER NEUROSCIENCE
U.S.	81	60	34.7	239	210	13.9
International	307	317	(2.9)	1,045	1,008	3.7
Worldwide	388	377	3.1	1,284	1,218	5.5

Oncology
U.S.	1,525	1,267	20.3	4,364	3,623	20.4
International	2,140	1,862	14.9	6,406	5,310	20.6
Worldwide	3,665	3,129	17.1	10,770	8,933	20.6
DARZALEX®
U.S.	841	585	43.7	2,302	1,540	49.5
International	739	514	43.7	2,076	1,397	48.6
Worldwide	1,580	1,099	43.7	4,378	2,937	49.1
ERLEADA®
U.S.	214	152	40.5	578	407	41.8
International	130	55	*	329	112	*
Worldwide	344	206	66.7	907	519	74.7
IMBRUVICA®
U.S.	413	450	(8.3)	1,311	1,329	(1.3)
International	654	581	12.6	1,996	1,682	18.7
Worldwide	1,066	1,031	3.5	3,307	3,011	9.9
ZYTIGA® / abiraterone acetate
U.S.	25	58	(57.0)	96	284	(66.2)
International	523	532	(1.8)	1,653	1,564	5.7
Worldwide	548	590	(7.2)	1,749	1,848	(5.4)

Table of Content

OTHER ONCOLOGY(1)
U.S.	32	21	49.6	76	63	21.0
International	94	181	(48.0)	352	556	(36.6)
Worldwide	126	203	(37.6)	428	619	(30.7)

Pulmonary Hypertension
U.S.	610	510	19.7	1,778	1,541	15.4
International	258	239	7.9	821	742	10.7
Worldwide	868	749	15.9	2,599	2,283	13.9
OPSUMIT®
U.S.	299	244	22.8	861	729	18.2
International	159	148	7.4	510	458	11.3
Worldwide	458	392	17.0	1,371	1,187	15.5
UPTRAVI®
U.S.	265	226	17.3	792	692	14.6
International	44	34	30.4	135	100	34.6
Worldwide	309	260	19.0	927	792	17.1
OTHER PULMONARY HYPERTENSION
U.S.	47	40	14.4	125	121	2.8
International	54	57	(4.4)	176	183	(3.7)
Worldwide	101	97	3.4	301	304	(1.1)

Cardiovascular / Metabolism / Other
U.S.	800	931	(14.0)	2,379	2,574	(7.6)
International	333	351	(5.1)	1,007	1,052	(4.2)
Worldwide	1,133	1,281	(11.5)	3,386	3,625	(6.6)
XARELTO®
U.S.	636	630	0.8	1,794	1,716	4.5
International	—	—	—	—	—	—
Worldwide	636	630	0.8	1,794	1,716	4.5
INVOKANA® / INVOKAMET®
U.S.	66	156	(57.4)	249	405	(38.4)
International	67	68	(1.0)	194	173	11.9
Worldwide	133	224	(40.3)	443	578	(23.4)
PROCRIT® / EPREX®
U.S.	47	69	(30.9)	168	215	(21.7)
International	65	63	3.1	198	208	(4.7)
Worldwide	112	132	(14.6)	366	423	(13.4)
OTHER
U.S.	51	75	(32.6)	168	238	(29.3)
International	200	219	(8.7)	615	670	(8.3)
Worldwide	251	294	(14.8)	783	908	(13.8)

TOTAL PHARMACEUTICAL
U.S.	7,221	6,438	12.2	20,536	18,619	10.3
International	5,773	4,980	15.9	17,256	14,685	17.5
Worldwide	12,994	11,418	13.8	37,792	33,304	13.5

Table of Content

MEDICAL DEVICES
Interventional Solutions
U.S.	444	399	11.1	1,353	1,019	32.7
International	513	437	17.7	1,599	1,134	41.1
Worldwide	957	836	14.5	2,952	2,153	37.1
Orthopaedics
U.S.	1,249	1,308	(4.5)	3,821	3,427	11.5
International	843	774	8.8	2,611	2,145	21.7
Worldwide	2,093	2,083	0.5	6,433	5,572	15.4
HIPS
U.S.	210	221	(5.3)	654	564	15.9
International	146	124	18.8	451	344	31.3
Worldwide	356	345	3.3	1,105	908	21.8
KNEES
U.S.	184	205	(9.8)	579	527	10.0
International	131	102	28.1	403	298	35.4
Worldwide	316	308	2.8	983	825	19.2
TRAUMA
U.S.	455	433	5.3	1,352	1,194	13.3
International	260	253	2.4	805	698	15.2
Worldwide	715	685	4.2	2,157	1,892	14.0
SPINE, SPORTS & OTHER
U.S.	400	449	(11.1)	1,236	1,142	8.2
International	306	295	3.5	952	805	18.2
Worldwide	705	745	(5.3)	2,187	1,947	12.3
Surgery
U.S.	948	913	3.9	2,881	2,247	28.2
International	1,457	1,239	17.6	4,418	3,556	24.2
Worldwide	2,405	2,152	11.8	7,299	5,803	25.8
ADVANCED
U.S.	440	421	4.6	1,304	1,079	20.9
International	705	579	21.8	2,126	1,644	29.3
Worldwide	1,144	1,000	14.6	3,430	2,723	26.0
GENERAL
U.S.	508	492	3.3	1,577	1,168	35.0
International	752	660	13.9	2,292	1,912	19.9
Worldwide	1,261	1,152	9.4	3,869	3,080	25.6
Vision
U.S.	475	473	0.6	1,414	1,160	21.9
International	714	608	17.4	2,103	1,683	25.0
Worldwide	1,189	1,081	10.1	3,517	2,843	23.7
CONTACT LENSES / OTHER
U.S.	359	375	(4.3)	1,082	924	17.0
International	522	455	14.9	1,525	1,274	19.8
Worldwide	882	830	6.2	2,607	2,198	18.6

Table of Content

SURGICAL
U.S.	117	98	19.6	333	236	41.1
International	191	153	24.7	577	409	41.1
Worldwide	308	251	22.7	910	645	41.1

TOTAL MEDICAL DEVICES
U.S.	3,117	3,092	0.8	9,470	7,852	20.6
International	3,527	3,058	15.4	10,731	8,518	26.0
Worldwide	6,644	6,150	8.0	20,201	16,370	23.4

WORLDWIDE
U.S.	11,963	11,086	7.9	34,993	31,324	11.7
International	11,375	9,996	13.8	33,978	28,785	18.0
Worldwide	$23,338	21,082	10.7%	$68,971	60,109	14.7%
*Percentage greater than 100% or not meaningful
(1) Inclusive of VELCADE® which was previously disclosed separately

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change
Consumer Health (1)	$(636)	191	*	$956	993	(3.7)%
Pharmaceutical(2)	4,259	3,439	23.8	13,838	11,787	17.4
Medical Devices(3)	423	1,010	(58.1)	3,798	2,681	41.7
Segment earnings before provision for taxes	4,046	4,640	(12.8)	18,592	15,461	20.3
Less: Expense not allocated to segments (4)	197	239		652	611
Worldwide income before tax	$3,849	4,401	(12.5)%	$17,940	14,850	20.8%
*Percentage greater than 100% or not meaningful
(1) Consumer Health
•Includes intangible amortization expense of $0.1 billion in both the fiscal third quarter of 2021 and 2020 and $0.3 billion in both the fiscal nine months of 2021 and 2020.
•Includes litigation expense of $1.4 billion and $0.5 billion in the fiscal third quarter of 2021 and 2020, respectively. Includes litigation expense of $1.5 billion and $1.2 billion in the fiscal nine months of 2021 and 2020, respectively. Litigation expense in both periods is primarily related to talc.
•Includes a restructuring related charge of $0.1 billion in both the fiscal nine months of 2021 and 2020.
(2) Pharmaceutical
•Includes divestiture gains of $0.6 billion in the fiscal nine months of 2021 related to two brands outside the U.S.
•Includes intangible amortization expense of $0.8 billion in both the fiscal third quarter of 2021 and 2020. Includes intangible amortization expense of $2.5 billion and $2.4 billion in the fiscal nine months of 2021 and 2020, respectively.
•Includes net litigation expense of $0.8 billion and $1.0 billion in the fiscal third quarter of 2021 and 2020, respectively. Includes net litigation expense of $0.7 billion and $1.0 billion in the fiscal nine months of 2021 and 2020, respectively. Litigation expense in 2021 is primarily related to Risperdal. Litigation expense in 2020 is related to the opioid settlement.
•Includes a gain on securities of $0.1 billion in the fiscal third quarter of 2021 and $0.2 billion in both the fiscal nine months of 2021 and 2020, respectively.
•Includes a restructuring related charge of $0.1 billion in both the fiscal nine months of 2021 and 2020, respectively.

In fiscal 2020 and 2021, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $1.2 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities

Table of Content
accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

(3) Medical Devices
•Includes a contingent consideration reversal of $0.2 billion in the fiscal third quarter of 2020 and $1.1 billion in the fiscal nine months of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition.
•Includes a restructuring related charge of $0.1 billion in both the fiscal third quarter of 2021 and 2020, respectively. Includes a restructuring related charge of $0.2 billion in both the fiscal nine months of 2021 and 2020, respectively.
•Includes intangible amortization expense of $0.3 billion and $0.2 billion in the fiscal third quarter of 2021 and 2020, respectively. Includes intangible amortization expense of $0.8 billion and $0.7 billion in the fiscal nine months of 2021 and 2020, respectively.
•Includes a gain on securities of $0.1 billion in the fiscal nine months of 2021.
•Includes an in-process research and development expense of $0.9 billion related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019 in both the fiscal third quarter and fiscal nine months of 2021. See Note 3 to the Consolidated Financial Statements for more details.

(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change
United States	$11,963	11,086	7.9%	$34,993	31,324	11.7%
Europe	5,587	4,819	15.9	16,669	13,709	21.6
Western Hemisphere, excluding U.S.	1,500	1,296	15.7	4,291	3,931	9.2
Asia-Pacific, Africa	4,288	3,881	10.5	13,018	11,145	16.8
Total	$23,338	21,082	10.7%	$68,971	60,109	14.7%

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of October 3, 2021, the Company has determined that

Table of Content
the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSONS® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of October 3, 2021, in the United States there were approximately 300 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 5,400 with respect to the PINNACLE® Acetabular Cup System; 10,700 with respect to pelvic meshes; 9,000 with respect to RISPERDAL®; 6,600 with respect to XARELTO®; 38,200 with respect to body powders containing talc; 100 with respect to INVOKANA®; and 4,700 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany, India and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip System plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 31, 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 31, 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, thereby bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle the class actions filed in that country. The Company continues to receive information with

Table of Content
respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and DePuy ASR™ Hip-related product liability litigation.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon's pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved a majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company's accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon's pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and class actions in Israel, Australia and Canada. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court issued a decision and entered damages awards to the three Lead Applicants. The Company appealed the decision to the intermediate appellate court, the Full Court. The appeal was heard in February 2021 and, in March 2021, the Full Court entered a judgment dismissing the appeal. An application for special leave to the High Court of Australia was filed in April 2021, and in July 2021, the High Court agreed to hear oral argument on the application, which is scheduled to occur in November 2021. With respect to class members other than the Lead Applicants, the Federal Court will conduct an individual case assessment process that will require proof of use and causally related loss, although the form of that process has not yet been decided. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021, which is subject to court approval. The Company has established accruals with respect to product liability litigation associated with Ethicon's pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH® Flexible Composite Mesh, claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., one multi-plaintiff lawsuit pending in Oklahoma state court and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement was entered into in September 2021. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. The costs associated with this proposed settlement are reflected in the Company’s accruals.

Claims have also been filed against Ethicon and Johnson & Johnson alleging personal injuries arising from the PROCEED® Mesh and PROCEED® Ventral Patch hernia mesh products. In March 2019, the New Jersey Supreme Court entered an order consolidating these cases pending in New Jersey as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the US, and in jurisdictions outside the US. Discovery is underway in the MCL proceedings.

Ethicon and Johnson & Johnson also have been subject to claims for personal injuries arising from the PROLENE™ Polypropylene Hernia System (PHS). In January 2020, New Jersey Supreme Court created an MCL in Atlantic County Superior Court to handle such cases. Cases involving this product have also been filed in other federal and state courts in the United States.

Table of Content
The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch, and PROLENE™ Polypropylene Hernia System products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits primarily have been filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in October 2019 of $8.0 billion of punitive damages related to one plaintiff, which the trial judge reduced to $6.8 million in January 2020. In September 2021, the Company entered into a settlement in principle with the counsel representing plaintiffs in this matter and in substantially all of the outstanding cases in the United States. The costs associated with this and other settlements are reflected in the Company's accruals.

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

A significant number of personal injury claims alleging that talc causes cancer were made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of these personal injury lawsuits, filed in state and federal courts in the United States as well as outside of the United States, continued to increase through, and including, October 2021.

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

In October 2021, Johnson & Johnson Consumer Inc. (Old JJCI) implemented a corporate restructuring (the 2021 Corporate Restructuring). As a result of that restructuring, Old JJCI ceased to exist and three new entities were created: (a) LTL Management LLC, a North Carolina limited liability company (LTL or Debtor), (b) Royalty A&M LLC, a North Carolina limited liability company and a direct subsidiary of LTL (RAM); and (c) the Debtor's direct parent, Johnson & Johnson Consumer Inc., a New Jersey company (New JJCI). The Debtor received certain of Old JJCI's assets and became solely responsible for the talc-related liabilities of Old JJCI, including all liabilities related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product, or to the risk of, or responsibility for, any such damage or injury, except for any liabilities for which the exclusive remedy is provided under a workers’ compensation statute or act (the Talc-Related Liabilities).

In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Filing). As a result of the LTL Bankruptcy Filing, the Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. Further hearings on whether a permanent restraining order staying all litigation against those entities, as well other entities, such as Johnson & Johnson, its affiliates, and certain other third parties, are scheduled in November 2021. The Company has agreed to provide funding to LTL for the payment of amounts the Bankruptcy Court determines are owed by LTL through the establishment of a $2 billion trust in furtherance of this purpose. The Company has established a reserve for approximately $2 billion in connection with the aforementioned trust, resulting in an incremental $1.4 billion litigation charge. Subsequent to the fiscal third quarter, the

Table of Content
Company has de-consolidated LTL as a result of the bankruptcy filing. The impact of the de-consolidation is not material to the Company.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary chapter 11 petition under chapter 11 of title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’s potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims). In its bankruptcy, Imerys alleges it has claims against the Company for indemnification and rights to joint insurance proceeds. During the bankruptcy, the Company proposed to resolve Imerys's (and the Company’s) obligations arising out of Talc Claims involving the Company’s products by agreeing to assume the defense of litigation of all such Talc Claims, waiving the Company’s indemnification claims against Imerys, and lifting the automatic stay to enable the Talc Claims to proceed outside the bankruptcy forum with the Company agreeing to settle or pay any judgment against Imerys. Imerys rejected that proposal. In May 2020, Imerys, its parent Imerys S.A., the Tort Claimants’ Committee (TCC), and the Future Claimants’ Representative (FCR) (collectively, the Plan Proponents) filed their Plan of Reorganization (the Plan) and the Disclosure Statement related thereto. The Plan Proponents have since filed numerous amendments to the Plan and Disclosure Statement. A hearing on the Plan Proponent’s Disclosure Statement was held in January 2021, and the Court entered an order approving the Disclosure Statement, allowing Imerys to proceed with soliciting votes on the Plan. In March 2021, the Company voted to reject the Plan and opted out of the consensual releases in the Plan. In April 2021, the Plan Proponents announced the Plan had received the requisite number of accepting votes to confirm the Plan. In October 2021, the Bankruptcy Court issued a ruling deeming almost 16,000 votes in favor of the Plan as withdrawn, based upon evidence that no due diligence had been done by the plaintiff’s counsel to ascertain whether the votes were cast on behalf of individuals who used the Company’s products. The Bankruptcy Court also ruled that more than 1,500 votes cast by another firm should count as rejecting instead of accepting. In October 2021, Imerys filed a notice on the docket cancelling the confirmation hearing on its Plan that was scheduled to begin in November 2021.

In July 2021, Imerys commenced an adversary proceeding against the Company in the Imerys Bankruptcy (the Imerys adversary proceeding). The Imerys adversary proceeding sought, among other things, certain declarations with respect to the indemnification obligations allegedly owed by the Company to Imerys. The TCC and FCR simultaneously filed a motion for temporary restraining order and preliminary injunction seeking to enjoin the Company from undergoing a corporate restructuring that would separate the Company’s talc liabilities from its other assets. The bankruptcy court denied the motion. The Company thereafter filed a motion to dismiss the adversary proceeding. The Bankruptcy Court has not yet decided the motion to dismiss. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the LTL Bankruptcy Filing should apply to the Imerys adversary proceeding.

In June 2020, Cyprus Mines Corporation and its parent (together, Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company and Imerys in the Imerys Bankruptcy seeking a declaration of indemnity rights under certain contractual agreements (the Cyprus adversary proceeding). The Company denies such indemnification is owed, and filed a motion to dismiss the adversary complaint. In February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan. The Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against Talc Claims asserted against it. Cyprus has not yet sought approval of its Disclosure Statement and Plan. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the LTL Bankruptcy Filing should apply to the Cyprus adversary proceeding.

In February 2021, several of the Company’s insurers involved in coverage litigation in New Jersey State Court (the Coverage Action) filed a motion in the Imerys Bankruptcy Court proceeding seeking a determination that the automatic stay does not apply to the Coverage Action and, in the alternative, seeking relief from the automatic stay to allow them to continue to litigate their claims in the Coverage Action. In March 2021, the Company filed a limited response and reservation of rights with respect to the motion. The Court entered an agreed order modifying the stay to allow the litigation in the Coverage Action to continue. In October 2021, LTL filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the LTL Bankruptcy Filing should apply to the Coverage Action.

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

Table of Content
In June 2019, a shareholder filed a complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. The Court has not yet ruled in the books and records action. In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation. In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues and demanding that suit be brought against certain Directors. Four of the shareholders who sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. In October 2020, the shareholders filed a consolidated complaint, and in January 2021, Johnson & Johnson moved to dismiss the consolidated complaint. In March 2021, Plaintiffs filed a motion for discovery. The Court temporarily terminated Johnson & Johnson’s motion to dismiss pending a decision on Plaintiff’s motion for discovery. In October 2021, the Court requested supplemental briefing on Plaintiff’s motion for discovery.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder. Plaintiffs are seeking damages and injunctive relief. In September 2019, Defendants filed a motion to dismiss. In April 2020, the Court granted Defendants’ motion but granted leave to amend. In June 2020, Plaintiffs filed an amended complaint, and in July 2020, Defendants moved to dismiss the amended complaint. As of October 2020, briefing on Defendants’ motion was complete. In February 2021, the Court granted Defendants’ motion, and granted Plaintiffs leave to amend. In April 2021, Plaintiffs informed the Court that they did not intend to file an amended complaint, and the Court dismissed the case with prejudice. In May 2021, Plaintiffs filed a notice of appeal with the Third Circuit. In July 2021, Plaintiffs filed their opening brief in the Third Circuit and in September 2021, Defendants filed their response brief. In October 2021, Plaintiffs filed their reply brief.

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S® Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. In October 2021, a Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit.

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

Medical Devices
In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412. Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. Trial began in October 2021, and shortly thereafter, the parties reached an agreement to settle the case. Plaintiff's motion to dismiss with prejudice was filed in October 2021.

In November 2017, Board of Regents, The University of Texas System and TissueGen, Inc. (collectively, UT) filed a lawsuit in the United States District Court for the Western District of Texas against Ethicon, Inc. and Ethicon US, LLC (collectively, Ethicon) alleging the manufacture and sale of VICRYL® Plus Antibacterial Sutures, MONOCRYL® Plus Antibacterial Sutures, PDS® Plus Antibacterial Sutures, STRATAFIX® PDS® Antibacterial Sutures and STRATAFIX® MONOCRYL® Plus Antibacterial Sutures infringe plaintiffs’ United States Patent Nos. 6,596,296 (’296) and 7,033,603 (’603) directed to implantable polymer drug releasing biodegradable fibers containing a therapeutic agent. UT is seeking damages and an injunction. In December 2018, Ethicon filed petitions with the United States Patent and Trademark Office (USPTO), seeking Inter Partes Review (IPR) of both asserted patents. In June 2020, the USPTO denied institution of the ’296 patent IPR and granted institution of the ’603 patent IPR. UT dismissed the ’603 patent from the suit and no longer accuses PDS® Plus Antibacterial Sutures or STRATAFIX® PDS® Plus Antibacterial Sutures of infringement. In August 2021, the parties entered into a settlement agreement, and the case was dismissed.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200); 6,491,701 (’701); 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); 8,620,473 (’473); 8,801,601 (’601); and 9,452,276 (’276) based on Auris’ Monarch™ Platform. Auris filed IPR Petitions with the U.S. Patent and Trademark Office (USPTO) regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. Intuitive subsequently dropped the ’200, ’473 and ’701 patents from the suit. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’200, ’447, ’701 and ’906 patents and denied review of the ’276 patent. In December 2020, the USPTO declared all of the challenged claims in the ’601 patent to be invalid. Intuitive has appealed that decision. In March 2021, the USPTO ruled that the challenged claims of the ’447 and ’906 patents are not invalid. Auris has appealed that decision. Trial is scheduled to begin in January 2023.

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

Table of Content
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

Pharmaceutical
Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)
The following summarizes lawsuits the Company's subsidiaries have brought against generic companies that have filed ANDAs with the FDA or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement and invalidity of the applicable patents. In the event the Company's subsidiaries are not successful in an action, or the automatic statutory stay of the ANDAs expires before the United States District Court rulings are obtained, the generic companies involved would have the ability, upon approval of the FDA, to introduce generic versions of their products to the market, resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company's subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents. The Inter Partes Review (IPR) process with the USPTO, created under the 2011 America Invents Act, is also being used at times by generic companies in conjunction with ANDAs and lawsuits, to challenge the applicable patents.
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

In April 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Accord Healthcare Inc., Accord Healthcare Limited, and Intas Pharmaceuticals Limited which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent. In July 2021, the parties entered into a confidential settlement agreement, and the action was dismissed.

In May 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories, Ltd. which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent.

Table of Content
In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc. (collectively, Taro) which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent.

In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent. In August 2021, the court entered a joint stipulation dismissing Teva Pharmaceutical Industries Ltd.

In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc. and Mylan Inc. which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent.

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

In July 2017, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus which filed ANDAs seeking approval to market generic versions of INVOKANA® and INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (’788), 8,222,219 (’219) and/or 8,785,403 (’403) relating to INVOKANA® and INVOKAMET® (Compounds Main Action). Janssen is the exclusive licensee of the asserted patents. Trial concluded in October 2020. The Court issued a decision holding that the patents are not invalid and would be infringed by Zydus’ generic products. Zydus has appealed the decision. In July 2021, Janssen and Zydus entered into a confidential settlement.

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

In October 2019, Janssen and MTPC initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL), who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of the ’788 patent. In January 2021, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (Macleods), which filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of the ’582 patent and ’202 patent relating to INVOKAMET XR®. In February 2021, Janssen filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (Macleods), which filed an ANDA seeking approval to market a generic version of INVOKANA® before expiration of United States Patent No. 10,617,668 (’668) relating to INVOKANA®. In September 2021, Janssen and MTPC dismissed the lawsuit against Macleods relating to the ’668 patent. These lawsuits have not been consolidated with the Polymorph Main Action or Compound Main Action.

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

Table of Content
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

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906 (’906). Trial concluded in October 2020. In October 2021, the court issued a decision in Janssen's favor.

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

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (collectively, Janssen Canada) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva Canada) in response to Teva's filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 (’629) and 2,655,335 (’335). Janssen subsequently discontinued the portion of the lawsuit relating to the ’629 patent. In May 2020, the Canadian Federal Court issued a Public Judgment and Reasons declaring that Teva Canada’s generic version of INVEGA SUSTENNA®, if approved, would infringe certain claims of the ’335 patent and that the claims of the ’335 patent are not invalid for obviousness. Teva Canada appealed.

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

Table of Content
In each of these Canadian lawsuits, Janssen Canada is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA® before the expiration of the relevant patents.

INVEGA TRINZA®

In September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LCC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC (collectively, Mylan). Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA® (546 mg) before expiration of United States Patent No. 10,143,693 (’693) relating to INVEGA TRINZA® (546 mg). Janssen is seeking an order enjoining Mylan from marketing a generic version of INVEGA TRINZA® before the expiration of the ’693 patent. Trial is scheduled to begin in October 2022.

In August 2021, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan. Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA® (819 mg) before expiration of the ’693 patent. Janssen is seeking an order enjoining Mylan from marketing a generic version of INVEGA TRINZA® (819 mg) before the expiration of the ’693 patent.

In October 2021, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan. Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA® (273 mg and 410 mg) before expiration of the ’693 patent. Janssen is seeking an order enjoining Mylan from marketing a generic version of INVEGA TRINZA® (273 mg and 410 mg) before the expiration of the ’693 patent.

IMBRUVICA®

Beginning in January 2018, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed patent infringement lawsuits in the United States District Court for the District of Delaware against a number of generic companies that filed ANDAs seeking approval to market generic versions of IMBRUVICA® 140 mg capsules before expiration of Pharmacyclics’ United States Patent Nos. 8,008,309, 7,514,444, 8,697,711, 8,735,403, 8,957,079, 9,181,257, 8,754,091, 8,497,277, 8,925,015, 8,476,284, 8,754,090, 8,999,999, 9,125,889, 9,801,881, 9,801,883, 9,814,721, 9,795,604, 9,296,753, 9,540,382, 9,713,617 and/or 9,725,455 relating to IMBRUVICA®. JBI is the exclusive licensee of the asserted patents. The named defendants include the following generic companies: Sandoz Inc. and Lek Pharmaceuticals d.d. (collectively, Sandoz). In January 2019 and February 2019, Pharmacyclics and JBI amended their complaint against Sandoz to allege infringement of United States Patent Nos. 10,125,140 and 10,106,548. In August 2019, Pharmacyclics and JBI amended their complaint against Sandoz to further allege infringement of U.S. Patent Nos. 10,294,231 and 10,294,232.

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

Trial in the foregoing actions against Sandoz and Alvogen took place in October 2020. In May 2021, JBI, Pharmacyclics and Sandoz entered into a confidential settlement agreement. In August 2021, the District Court issued a decision in favor of Pharmacyclics and Janssen finding the asserted claims against Alvogen to be infringed and not invalid. Alvogen has appealed that decision.

In September 2021, Pharmacyclics and Janssen Inc. (Janssen Canada) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Natco Pharma (Canada) Inc. (Natco) in response to Natco’s filing of two ANDSs seeking approval to market generic versions of IMBRUVICA® capsules before the expiration of Canadian Patent Nos. 2,663,116; 2,928,721; 2,800,913; 3,007,787; 3,007,788, 2,875,986; and 3,022,256. The trial is scheduled to begin in July 2023. Pharmacyclics and Janssen are seeking an order enjoining Natco from marketing its generic versions of IMBRUVICA® before the expiration of the relevant patents.

UPTRAVI®

In April 2020, Actelion Pharmaceuticals Ltd (Actelion) and Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA),

Table of Content
Inc. and Zydus Worldwide DMCC (collectively, Zydus), who filed an ANDA seeking approval to market a generic version of UPTRAVI® before expiration of Nippon Shinyaku’s United States Patent Nos. 7,205,302 (’302); 8,791,122 (’122); and 9,284,280 (’280) relating to UPTRAVI®. In January 2021, the court entered a joint stipulation dismissing the claims against Zydus related to the ’122 and ’280 patents. Actelion is the exclusive licensee of the ’302 patent.

Actelion and Nippon Shinyaku are seeking an order enjoining Zydus from marketing a generic version of UPTRAVI® before the expiration of the ’302 patent.

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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in approximately 3,300 lawsuits related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical manufacturers, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arizona, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are approximately 390 cases pending in various state courts. There are over 2,900 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. In addition, the Province of British Columbia filed suit against Johnson & Johnson and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against Johnson & Johnson and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. In October 2019, an anti-trust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and,

Table of Content
in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

The trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against Johnson & Johnson and JPI in the amount of $465 million. Johnson & Johnson and JPI have appealed the judgment. The Company believes that it has strong grounds to overturn this judgment. In October 2019 Johnson & Johnson and JPI announced a settlement of the first case set for trial in the MDL with two counties in Ohio. In April 2021, three California counties and the City of Oakland commenced a trial in California state court against Johnson & Johnson and JPI, and other affiliates, as well as three other pharmaceutical manufacturers. The trial concluded in October 2021 and the parties are awaiting a ruling.

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

In October 2021, the Company and JPI announced a settlement agreement with the State of Texas and its participating subdivisions, including Dallas County, Bexar County, and Tarrant County, resolving their opioid-related claims against the Company on terms consistent with the Company’s previously announced agreement to contribute up to $5 billion to all-in settlement of opioid-related claims by states, cities, counties, and tribal governments. The settlement provides Texas and its participating subdivisions with up to $297 million to address opioid-related issues and reimburse attorney fees and costs, and removes the Company and Janssen from multi-defendant bellwether trials of opioid-related claims scheduled to commence in Texas state courts in early 2022. In exchange, the Company and JPI will receive releases from the claims asserted by Texas and the participating subdivisions.

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims have been finalized and up to 25% of the all-in settlement is expected to be paid within the next 12 months, depending upon the level of participation by the states and their subdivisions. The terms provide a period of time for states to elect to participate in the agreement and, thereafter, a period for the subdivisions of the participating states to opt-in. The opt-in period expires in January 2022. The Company retains the right to opt-out of the agreement if, in its sole discretion, there is insufficient participation.

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

Table of Content
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

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney's Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. The relators’ remaining claims are now pending before the District Court, and the District Court has not yet closed the fact discovery time period. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss on July 6, 2021. DePuy filed a motion for reconsideration of the District Court’s July 6, 2021 ruling. On August 18, 2021, the District Court stated that it was reviewing DePuy’s motion for reconsideration, and on September 16, 2021, in connection with the District Court’s review of the motion for reconsideration, the District Court ordered the parties to file additional submissions by September 30, 2021, which are now under review by the District Court.

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

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (JJCI). The complaint alleges that defendants violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers' use of talc contained in JOHNSON'S® Baby Powder and JOHNSON'S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The Mississippi Supreme Court granted Johnson & Johnson and JJCI's request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Johnson & Johnson and JJCI moved for summary judgment on the grounds that the State's claim was barred by preemption. In April 2021, the Mississippi Supreme Court dismissed the Company’s interlocutory appeal and remanded the case back to the Hinds County Chancery Court. Discovery is now proceeding in that court. In August 2021, Johnson & Johnson and JJCI filed a Petition for Writ of Certiorari in the US Supreme Court.

Table of Content
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

Forty-two states have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington. The Company has entered into a tolling agreement with thirty-three States, which is set to expire in November 2021.

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
GENERAL LITIGATION
In March 2018, a purported class action was filed in the Circuit Court Third Judicial District Madison County, Illinois against Johnson & Johnson Consumer, Inc. (JJCI), alleging violations of state consumer fraud statutes based on nondisclosure of

Table of Content
alleged health risks associated with talc contained in JOHNSON'S® Baby Powder. The complaint seeks damages but does not allege personal injury. In August 2021, the Court granted JJCI’s motion to dismiss the complaint.

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

In April 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC (collectively, Janssen) and BTG International Limited in the United States District Court for the Eastern District of Virginia on behalf of indirect purchasers of ZYTIGA®. Several additional complaints were filed thereafter in Virginia and New Jersey. The indirect purchaser complaints generally allege that the defendants violated the antitrust and consumer protections laws of several states and the Sherman Act by

Table of Content
pursuing patent litigation relating to ZYTIGA® in order to delay generic entry and seek damages. The Virginia cases have been transferred to the United States District Court for the District of New Jersey and consolidated with the New Jersey case. A consolidated amended complaint was filed in February 2021. In April 2021, Janssen moved to dismiss the Indirect Purchaser Action. Discovery in the Indirect Purchaser Action is ongoing. In May 2020, a class action complaint was filed against Janssen Biotech Inc., Janssen Oncology, Inc., Janssen Research & Development LLC and BTG International Limited in the United States District Court for the District of New Jersey, on behalf of direct purchasers of ZYTIGA®. The direct purchaser complaint alleges that defendants violated the Sherman Act by pursuing patent litigation relating to ZYTIGA® in order to delay generic entry, and seek damages and injunctive relief. In April 2021, Janssen moved to compel arbitration of the Direct Purchaser Action. In October 2021, the Court granted Janssen’s motion and compelled arbitration of the Direct Purchaser Action.

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

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against Johnson & Johnson, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2020, Ethicon moved to dismiss certain causes of action in the complaint. Discovery is ongoing.

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various Johnson & Johnson entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging a strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation has consolidated all pending actions, except one product liability matter, in the United States District Court-Southern District of Florida-Fort Lauderdale Division. In October 2021, the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

Table of Content

NOTE 12— RESTRUCTURING

In the fiscal second quarter of 2018 the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In the fiscal third quarter of 2021, the Company recorded a pre-tax charge of $121 million, which is included on the following lines of the Consolidated Statement of Earnings, $60 million in restructuring, $18 million in cost of products sold and $43 million in other (income) expense, net. In the fiscal nine months of 2021, the Company recorded a pre-tax charge of $333 million, which is included on the following lines of the Consolidated Statement of Earnings, $169 million in restructuring, $65 million in cost of products sold and $99 million in other (income) expense, net. Total project costs of approximately $1.6 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated restructuring expenses through the fiscal third quarter of 2021:

(Dollars in Millions)	Severance	Asset Write-offs	Other(2)	Total
Reserve balance, January 3, 2021	$135	—	9	144

Current year activity:
Charges	—	38	295	333
Cash payments	(17)	—	(270)	(287)
Settled non cash	—	(38)		(38)

Reserve balance, October 3, 2021(1)	$118	—	34	152
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

Table of Content

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales
For the fiscal nine months of 2021, worldwide sales were $69.0 billion, a total increase of 14.7%, including an operational increase of 12.4% as compared to 2020 fiscal nine months sales of $60.1 billion. Currency fluctuations had a positive impact of 2.3% for the fiscal nine months of 2021. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.7%.

Sales by U.S. companies were $35.0 billion in the fiscal nine months of 2021, which represented an increase of 11.7% as compared to the prior year. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $34.0 billion, an increase of 18.0%, including an operational increase of 13.1%, and a positive currency impact of 4.9% as compared to the fiscal nine months sales of 2020. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.3%.

In the fiscal nine months of 2021, sales by companies in Europe achieved growth of 21.6%, which included an operational increase of 15.3% and a positive currency impact of 6.3%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 9.2%, which included an operational increase of 8.1%, and a positive currency impact of 1.1%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 16.8%, including an operational increase of 12.3% and a positive currency impact of 4.5%.

Fiscal Nine Months 2021
Sales by Geographic Region
(in billions)

$35.0
$13.0
$4.3
$16.7
Europe
Asia-Pacific, Africa
Western Hemisphere (ex. U.S.)
U.S.

Note: values may have been rounded

Table of Content

For the fiscal third quarter of 2021, worldwide sales were $23.3 billion, a total increase of 10.7%, which included operational growth of 9.9% and a positive currency impact of 0.8% as compared to 2020 fiscal third quarter sales of $21.1 billion. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.7%.

Sales by U.S. companies were $12.0 billion in the fiscal third quarter of 2021, which represented an increase of 7.9% as compared to the prior year. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $11.4 billion, a total increase of 13.8%, which included operational growth of 12.1% and a positive currency impact of 1.7%. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 1.4%.

In the fiscal third quarter of 2021, sales by companies in Europe achieved growth of 15.9%, which included operational growth of 14.6% and a positive currency impact of 1.3%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 15.7%, including operational growth of 13.4% and a positive currency impact of 2.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth 10.5%, including operational growth of 8.5% and a positive currency impact of 2.0%.

Q3 2021 Sales by Geographic Region
(in billions)

$12.0
$4.3
$1.5
$5.6
Europe
Asia-Pacific, Africa
Western Hemisphere (ex. U.S.)
U.S.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health
Consumer Health segment sales in the fiscal nine months of 2021 were $11.0 billion, an increase of 5.2% as compared to the same period a year ago, including operational growth of 3.1% and a positive currency impact of 2.1%. U.S. Consumer Health segment sales increased by 2.8%. International Consumer Health segment sales increased by 7.3%, including operational growth of 3.5% and a positive currency impact of 3.8%. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 1.0%.

Major Consumer Health Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
OTC	$3,854	$3,639	5.9%	3.0%	2.9%
Skin Health/Beauty	3,457	3,273	5.6	3.9	1.7
Oral Care	1,240	1,204	3.0	0.8	2.2
Baby Care	1,167	1,110	5.2	4.3	0.9
Women’s Health	684	664	3.0	2.1	0.9
Wound Care/Other	575	545	5.4	3.6	1.8
Total Consumer Health Sales	$10,978	$10,435	5.2%	3.1%	2.1%

Consumer Health segment sales in the fiscal third quarter of 2021 were $3.7 billion, an increase of 5.3% as compared to the same period a year ago, including operational growth of 4.1% and a positive currency impact of 1.2%. U.S. Consumer Health segment sales increased by 4.5%. International Consumer Health segment sales increased by 5.9% including operational growth of 3.7% and a positive currency impact of 2.2%. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 1.6% primarily due to the DR. CI:LABO - Sedona divestiture in Asia Pacific.

Major Consumer Health Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
OTC	$1,372	$1,142	20.1%	18.2%	1.9%
Skin Health/Beauty	1,124	1,149	(2.2)	(3.0)	0.8
Oral Care	398	412	(3.3)	(4.5)	1.2
Baby Care	391	393	(0.3)	(1.2)	0.9
Women’s Health	232	230	0.8	0.8	0.0
Wound Care/Other	182	189	(3.5)	(4.8)	1.3
Total Consumer Health Sales	$3,700	$3,514	5.3%	4.1%	1.2%

The OTC franchise achieved operational growth of 18.2% as compared to the prior year fiscal third quarter. Growth was driven by Analgesics, TYLENOL® and MOTRIN®, digestive health and the hydration benefit offering (ORSL).

The Skin Health/Beauty franchise experienced an operational decline of 3.0% as compared to the prior year fiscal third quarter. The decline was driven by the DR. CI:LABO - Sedona divestiture in Asia Pacific, U.S. external supply constraints and the aerosol sunscreen voluntary recall partially offset by worldwide COVID-19 recovery and e-commerce growth as well as strong growth outside the U.S. of AVEENO® and NEUTROGENA®.

The Oral Care franchise experienced an operational decline of 4.5% as compared to the prior year fiscal third quarter. The decline was primarily driven by divestitures and U.S. external supply constraints partially offset by market growth in the U.S. along with strong performance in Asia Pacific due to successful brand building and promotional campaigns.

Table of Content

The Baby Care franchise experienced an operational decline of 1.2% as compared to the prior year fiscal third quarter. The decline was driven by COVID-19 related lockdowns in parts of Asia Pacific coupled with competitive pressures in that region partially offset by worldwide AVEENO® Baby strength.

The Women’s Health franchise achieved operational growth of 0.8% as compared to the prior year fiscal third quarter primarily driven by COVID-19 market recovery and favorable price in Latin America partially offset by disruptions in Europe due to flooding.
The Wound Care/Other franchise experienced an operational decline of 4.8% as compared to the prior year fiscal third quarter primarily driven by competitive pressures outside the U.S. and impacts from prior year stocking partially offset by U.S. category growth.

Table of Content

Pharmaceutical
Pharmaceutical segment sales in the fiscal nine months of 2021 were $37.8 billion, an increase of 13.5% as compared to the same period a year ago, with an operational increase of 11.3% and a positive currency impact of 2.2%. U.S. Pharmaceutical sales increased 10.3% as compared to the same period a year ago. International Pharmaceutical sales increased by 17.5%, including operational growth of 12.5% and a positive currency impact of 5.0%. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.5%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Nine Months Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
Immunology	$12,395	$10,950	13.2%	11.3%	1.9%
REMICADE®	2,426	2,846	(14.8)	(16.1)	1.3
SIMPONI®/ SIMPONI ARIA®	1,717	1,667	3.0	1.4	1.6
STELARA®	6,800	5,463	24.5	22.4	2.1
TREMFYA®	1,434	965	48.5	46.1	2.4
Other Immunology	18	9	91.6	89.5	2.1
Infectious Diseases	3,424	2,662	28.6	26.1	2.5
COVID-19 VACCINE	766	—	*	*	—
EDURANT®/rilpivirine	764	716	6.7	1.4	5.3
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	1,568	1,615	(2.9)	(4.1)	1.2
Other Infectious Diseases	325	331	(1.8)	(5.0)	3.2
Neuroscience	5,218	4,850	7.6	5.5	2.1
CONCERTA®/methylphenidate	489	469	4.1	0.8	3.3
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	2,994	2,688	11.4	9.4	2.0
RISPERDAL CONSTA®	452	475	(4.9)	(6.6)	1.7
Other Neuroscience	1,284	1,218	5.5	3.6	1.9
Oncology	10,770	8,933	20.6	17.4	3.2
DARZALEX®	4,378	2,937	49.1	46.0	3.1
ERLEADA®	907	519	74.7	72.2	2.5
IMBRUVICA®	3,307	3,011	9.9	6.7	3.2
ZYTIGA®/ abiraterone acetate	1,749	1,848	(5.4)	(9.4)	4.0
Other Oncology(1)	428	619	(30.7)	(32.4)	1.7
Pulmonary Hypertension	2,599	2,283	13.9	12.7	1.2
OPSUMIT®	1,371	1,187	15.5	14.1	1.4
UPTRAVI®	927	792	17.1	16.2	0.9
Other Pulmonary Hypertension	301	304	(1.1)	(1.9)	0.8
Cardiovascular / Metabolism / Other	3,386	3,625	(6.6)	(8.1)	1.5
XARELTO®	1,794	1,716	4.5	4.5	—
INVOKANA®/ INVOKAMET®	443	578	(23.4)	(25.2)	1.8
PROCRIT®/EPREX®	366	423	(13.4)	(15.8)	2.4
Other	783	908	(13.8)	(17.3)	3.5
Total Pharmaceutical Sales	$37,792	$33,304	13.5%	11.3%	2.2%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of VELCADE® which was previously disclosed separately

Table of Content
Pharmaceutical segment sales in the fiscal third quarter of 2021 were $13.0 billion, an increase of 13.8% as compared to the same period a year ago, including an operational increase of 13.2% and a positive currency impact of 0.6%. U.S. Pharmaceutical sales increased 12.2% as compared to the same period a year ago. International Pharmaceutical sales increased by 15.9%, including operational growth of 14.6% and a positive currency impact of 1.3%. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.6%. Adjustments to previous sales reserve estimates were approximately $0.2 billion in both fiscal third quarters of 2021 and 2020.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Third Quarter Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
Immunology	$4,250	$3,789	12.2%	11.7%	0.5%
REMICADE®	761	921	(17.4)	(18.3)	0.9
SIMPONI®/ SIMPONI ARIA®	571	592	(3.3)	(3.1)	(0.2)
STELARA®	2,378	1,947	22.2	21.7	0.5
TREMFYA®	537	327	64.1	63.5	0.6
Other Immunology	3	3	(26.4)	(27.5)	1.1
Infectious Diseases	1,389	864	60.6	59.8	0.8
COVID-19 VACCINE	502	—	*	*	—
EDURANT®/rilpivirine	259	236	9.6	8.6	1.0
PREZISTA®/ PREZCOBIX®/ REZOLSTA®/ SYMTUZA®	517	526	(1.7)	(2.2)	0.5
Other Infectious Diseases	110	102	7.8	5.4	2.4
Neuroscience	1,689	1,605	5.3	4.6	0.7
CONCERTA®/ methylphenidate	157	149	4.5	3.3	1.2
INVEGA SUSTENNA®/ XEPLION®/ INVEGA TRINZA®/ TREVICTA®	1,004	926	8.5	8.1	0.4
RISPERDAL CONSTA®	140	152	(8.4)	(8.0)	(0.4)
Other Neuroscience	388	377	3.1	1.5	1.6
Oncology	3,665	3,129	17.1	16.5	0.6
DARZALEX®	1,580	1,099	43.7	42.9	0.8
ERLEADA®	344	206	66.7	65.8	0.9
IMBRUVICA®	1,066	1,031	3.5	2.5	1.0
ZYTIGA®/ abiraterone acetate	548	590	(7.2)	(7.5)	0.3
Other Oncology(1)	126	203	(37.6)	(36.9)	(0.7)
Pulmonary Hypertension	868	749	15.9	16.1	(0.2)
OPSUMIT®	458	392	17.0	17.1	(0.1)
UPTRAVI®	309	260	19.0	18.8	0.2
Other Pulmonary Hypertension	101	97	3.4	4.8	(1.4)
Cardiovascular / Metabolism / Other	1,133	1,281	(11.5)	(12.4)	0.9
XARELTO®	636	630	0.8	0.8	—
INVOKANA®/ INVOKAMET®	133	224	(40.3)	(41.3)	1.0
PROCRIT®/ EPREX®	112	132	(14.6)	(15.8)	1.2
Other	251	294	(14.8)	(17.2)	2.4
Total Pharmaceutical Sales	$12,994	$11,418	13.8%	13.2%	0.6%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of VELCADE® which was previously disclosed separately

Table of Content
Immunology products achieved operational growth of 11.7% as compared to the same period a year ago driven by continued strong uptake of STELARA® (ustekinumab) in Crohn's disease and Ulcerative Colitis, strength of TREMFYA® (guselkumab) in Psoriasis and uptake in Psoriatic Arthritis and market and share gains in SIMPONI ARIA®. This was partially offset by lower sales of REMICADE® (infliximab) due to biosimilar competition.

Biosimilar versions of REMICADE® have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE®.

Infectious disease products achieved operational growth of 59.8% as compared to the same period a year ago. Growth was primarily driven by the contribution of the COVID-19 vaccine. This was partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 4.6% as compared to the same period a year ago. Growth of Paliperidone long-acting injectables INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA TRINZA®/TREVICTA® was due to increased new patient starts and persistence of treatment.
Oncology products achieved operational sales growth of 16.5% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX® (daratumumab) driven by continued strong market growth, share gains in all regions and solid uptake of the subcutaneous formulation launched in 2020; the continued global launch uptake of ERLEADA® (apalutamide) and IMBRUVICA® (ibrutinib) growth primarily driven by market and continued share leadership. The growth of IMBRUVICA® (ibrutinib) was partially offset by COVID-19 related market dynamics including delays in new patient starts as well as competitive pressures from novel oral agents.

Pulmonary Hypertension achieved operational sales growth of 16.1% as compared to the same period a year ago. Sales growth of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued share gains and market growth.

Cardiovascular / Metabolism / Other products experienced an operational decline of 12.4% as compared to the same period a year ago. The decline was primarily attributable to lower sales of INVOKANA®/INVOKAMET® (canagliflozin) due to competitive pressures and PROCRIT®/ EPREX® (epoetin alfa) due to biosimilar competition.

Table of Content

Medical Devices
The Medical Devices segment sales in the fiscal nine months of 2021 were $20.2 billion, an increase of 23.4% as compared to the same period a year ago, with an operational increase of 20.5% and a positive currency impact of 2.9%. U.S. Medical Devices sales increased 20.6%. International Medical Devices sales increased by 26.0%, including an operational increase of 20.5% and a positive currency impact of 5.5%. In the fiscal nine months of 2021, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 0.9% primarily due to the divestiture of the Advanced Sterilization Products (ASP) business.

Major Medical Devices Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
Surgery	$7,299	$5,803	25.8%	22.2%	3.6%
Advanced	3,430	2,723	26.0	22.2	3.8
General	3,869	3,080	25.6	22.3	3.3
Orthopaedics	6,433	5,572	15.4	13.0	2.4
Hips	1,105	908	21.8	19.0	2.8
Knees	983	825	19.2	16.6	2.6
Trauma	2,157	1,892	14.0	11.9	2.1
Spine, Sports & Other	2,187	1,947	12.3	9.7	2.6
Vision	3,517	2,843	23.7	22.0	1.7
Contact Lenses/Other	2,607	2,198	18.6	17.2	1.4
Surgical	910	645	41.1	38.3	2.8
Interventional Solutions	2,952	2,153	37.1	33.6	3.5
Total Medical Devices Sales	$20,201	$16,370	23.4%	20.5%	2.9%

The Medical Devices segment sales in the fiscal third quarter of 2021 were $6.6 billion, an increase of 8.0% as compared to the same period a year ago, which included operational growth of 7.0% and a positive currency impact of 1.0%. U.S. Medical Devices sales increased 0.8%. International Medical Devices sales increased by 15.4%, including operational growth of 13.3% and a positive currency impact of 2.1%. In the fiscal third quarter of 2021, the net impact of acquisitions and divestitures on the Medical Devices segment operational sales growth was a negative 0.6% primarily due to the divestiture of the ASP business.

The Company has seen a general recovery in global procedural volumes in the Medical Devices segment as compared to the prior year which had significant negative impacts from COVID-19. This procedural volume recovery is the primary driver of sales and earnings growth in the current quarter as compared to the prior year.

Table of Content
Major Medical Devices Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	October 3, 2021	September 27, 2020	Total Change	Operations Change	Currency Change
Surgery	$2,405	$2,152	11.8%	10.2%	1.6%
Advanced	1,144	1,000	14.6	12.6	2.0
General	1,261	1,152	9.4	8.1	1.3
Orthopaedics	2,093	2,083	0.5	(0.3)	0.8
Hips	356	345	3.3	2.3	1.0
Knees	316	308	2.8	2.1	0.7
Trauma	715	685	4.2	3.7	0.5
Spine, Sports & Other	705	745	(5.3)	(6.1)	0.8
Vision	1,189	1,081	10.1	10.0	0.1
Contact Lenses/Other	882	830	6.2	6.4	(0.2)
Surgical	308	251	22.7	22.1	0.6
Interventional Solutions	957	836	14.5	13.2	1.3
Total Medical Devices Sales	$6,644	$6,150	8.0%	7.0%	1.0%

The Surgery franchise achieved operational sales growth of 10.2% as compared to the prior year fiscal third quarter. The operational growth in Advanced Surgery was primarily driven Endocutter, Biosurgery and Energy products attributable to market recovery, market expansion and the success of new products offsetting competitive pressures in the U.S. The operational growth in General Surgery was primarily driven by market recovery and the continued strength of the suture portfolio partially offset by the impact of the ASP divestiture in the prior year.

The Orthopaedics franchise experienced an operational decline of 0.3% as compared to the prior year fiscal third quarter. The operational growth in hips reflects the market recovery combined with continued strength of the portfolio including the ACTIS® stem and enabling technologies – KINCISE™ and VELYS™ Hip Navigation. The operational growth in knees was primarily driven by procedure recovery and timing of a tender outside the U.S. The operational growth in Trauma was driven by global market recovery and uptake of new products. The operational decline in Spine, Sports & Other was driven by COVID-19 related impacts on the market partially offset by new products.

The Vision franchise achieved operational sales growth of 10.0% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was due to market recovery and new products partially offset by prior year higher level of stocking in the U.S. The Surgical operational growth was primarily due to market recovery and uptake of recently launched products.

The Interventional Solutions franchise achieved operational sales growth of 13.2% as compared to the prior year fiscal third quarter driven by the market recovery and success of new products and commercial strategies.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2021 was $17.9 billion representing 26.0% of sales as compared to $14.9 billion in the fiscal nine months of 2020, representing 24.7% of sales.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2021 was $3.8 billion representing 16.5% of sales as compared to $4.4 billion in the fiscal third quarter of 2020, representing 20.9% of sales.

Table of Content

Cost of Products Sold

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2021 versus Fiscal Nine months Q3 2020
Cost of products sold decreased as a percent to sales driven by:
•Non-recurring prior year COVID-19 production related slow downs and related inventory impacts
•Fixed cost deleveraging in the Medical Devices business in the fiscal 2020

The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2021 and 2020 was $3.6 billion and $3.4 billion, respectively.

Q3 2021 versus Q3 2020
Cost of products decreased as a percent to sales driven by:
•Non-recurring prior year COVID-19 production related slow-downs and related inventory impacts
•Fixed cost deleveraging in the Medical Devices business in the fiscal 2020
•Favorable mix within the Pharmaceutical business as well as at the enterprise level with a higher percentage of sales coming from the Pharmaceutical business

The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2021 and 2020 was $1.1 billion and $1.2 billion, respectively.

Selling, Marketing and Administrative Expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2021 versus Fiscal Nine months Q3 2020
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Leveraging in the Medical Devices business resulting from the recovery of sales from the prior years impact of COVID-19 partially offset by:
•Segment mix with a higher percentage of sales coming from the Medical Devices business in the current year

Table of Content

Q3 2021 versus Q3 2020
Selling, Marketing and Administrative Expenses slightly decreased as a percent to sales driven by:
•Leveraging in the Medical Devices business resulting from the recovery of sales from the prior years impact of COVID-19
•Segment mix with a higher percentage of sales coming from the Pharmaceutical business

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2021 versus Fiscal Nine months Q3 2020
Research and Development increased as a percent to sales driven by:
•COVID-19 vaccine expenses, net of governmental reimbursements
•Portfolio progression in the Pharmaceutical business
partially offset by:
•Recovery of Medical Devices sales from the prior year’s negative COVID-19 impact

Q3 2021 versus Q3 2020
Research and Development increased as a percent to sales driven by:
•Portfolio progression in the Pharmaceutical business

In-Process Research and Development (IPR&D)

In the fiscal third quarter and fiscal nine months of 2021, the Company recorded a partial IPR&D charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019. The impairment charge was calculated based on revisions to the discounted cash flow valuation model reflecting a delay of first in human procedures of approximately two years from the initial acquisition model assumption of the second half of 2022. The Company will continue to monitor the remaining $1.5 billion Ottava platform intangible asset as development program activities continue.

Interest (Income) Expense

Interest (Income) Expense in the fiscal nine months of 2021 was a net interest expense of $83 million as compared to net interest expense of $16 million in the same period a year ago primarily due to reduced interest income. Interest (Income) Expense in the fiscal third quarter of 2021 was a net interest expense of $7 million as compared to $32 million in the same period a year ago primarily due to the benefit from net investment hedging. The balance of cash, cash equivalents and current marketable securities was $31.0 billion at the end of the fiscal third quarter of 2021 as compared to $30.8 billion at the end of the fiscal third quarter of 2020. The Company’s debt position was $33.9 billion as of October 3, 2021 as compared to $37.8 billion the same period a year ago.

Table of Content

Other (Income) Expense, Net*

Fiscal Nine months Q3 2021 versus Fiscal Nine months Q3 2020
Other (income) expense, net for the fiscal nine months of 2021 was flat as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	2021	2020	Change
Acquisition, Integration and Divestiture Related(1)	$(0.5)	(1.1)	0.6
Gains on securities	(0.3)	(0.2)	(0.1)
Litigation related(2)	2.1	2.2	(0.1)
Restructuring related	0.1	0.1	0.0
Employee benefit plan related	(0.5)	(0.3)	(0.2)
Other	(0.4)	(0.2)	(0.2)
Total Other (Income) Expense, Net	$0.5	0.5	—

Q3 2021 versus Q3 2020
Other (income) expense, net for the fiscal third quarter of 2021 was unfavorable by $0.7 billion as compared to the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	2021	2020	Change
Gains on securities	$(0.1)	0.0	(0.1)
Litigation related(2)	2.1	1.5	0.6
Employee benefit plan related	(0.2)	(0.1)	(0.1)
Other	0.1	(0.2)	0.3
Total Other (Income) Expense, Net	$1.9	$1.2	$0.7
(1) Primarily related to divestiture gains of two pharmaceutical brands outside the U.S. in the fiscal nine months of 2021. Primarily related to a contingent consideration reversal related to the timing of certain developmental milestones associated with the Auris Health acquisition in the fiscal nine months of 2020.
(2) Primarily related to talc and Risperdal in the fiscal third quarter and fiscal nine months of 2021. Primarily related to talc and the opioid litigation settlement in the fiscal third quarter and fiscal nine months of 2020.

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

Table of Content

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal nine months ended were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Consumer Health	$956	$993	$10,978	$10,435	8.7%	9.5%
Pharmaceutical	13,838	11,787	37,792	33,304	36.6	35.4
Medical Devices	3,798	2,681	20,201	16,370	18.8	16.4
Segment earnings before tax	18,592	15,461	68,971	60,109	27.0	25.7
Less: Expenses not allocated to segments(1)	652	611
Worldwide income before tax	$17,940	$14,850	$68,971	$60,109	26.0%	24.7%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense

The Consumer Health segment income before tax as a percent of sales in the fiscal nine months of 2021 was 8.7% versus 9.5% for the same period a year ago. The decline in the income before tax as a percent of sales in the fiscal nine months of 2021 as compared to the prior year was primarily driven by the following:
•Higher litigation expense, primarily talc ($1.5 billion in 2021 vs. $1.2 billion in 2020)
•Increased brand marketing expense
    partially offset by:
•Supply chain efficiencies

The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2021 was 36.6% versus 35.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2021 as compared to the prior year was primarily driven by the following:
•Divestiture gains of $0.6 billion related to two pharmaceutical brands outside the U.S. in the fiscal nine months of 2021
•Lower litigation expense ($0.7 billion in 2021 primarily related to Risperdal vs. $1.0 billion in 2020 primarily related to opioid litigation settlement)
partially offset by:
•Research & Development investment in the COVID-19 vaccine net of governmental reimbursements and general portfolio progression
The Medical Devices segment income before tax as a percent of sales in the fiscal nine months of 2021 was 18.8% versus 16.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2021 was primarily driven by the following:
•Recovery of prior year COVID-19 production related slow downs and related inventory impacts
•Overall expense leveraging resulting from the Medical Devices sales recovery partially offset by:
•A contingent consideration reversal of approximately $1.1 billion in the fiscal nine months of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition
•A higher IPR&D charge of $0.8 billion ($0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019)

Table of Content
Income (loss) before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Consumer Health	$(636)	$191	$3,700	$3,514	(17.2)%	5.4%
Pharmaceutical	4,259	3,439	12,994	11,418	32.8	30.1
Medical Devices	423	1,010	6,644	6,150	6.4	16.4
Segment earnings before tax	4,046	4,640	23,338	21,082	17.3	22.0
Less: Expenses not allocated to segments (1)	197	239
Worldwide income before tax	$3,849	$4,401	$23,338	$21,082	16.5%	20.9%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment

The Consumer Health segment income/(loss) before tax as a percent of sales in the fiscal third quarter of 2021 was a negative 17.2% versus 5.4% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal third quarter of 2021 as compared to the prior year was primarily driven by the following:
•Higher litigation expense, primarily associated with talc ($1.4 billion in 2021 vs. $0.5 billion in 2020)
•Increased brand marketing expense
    partially offset by:
•Supply chain efficiencies

Pharmaceutical Segment

The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2021 was 32.8% versus 30.1% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter of 2021 as compared to the prior year was primarily driven by the following:
•Lower litigation expense ($0.8 billion in 2021 primarily related to Risperdal vs. $1.0 billion in 2020 primarily related to opioid litigation settlement)
•Higher gains on securities ($0.1 billion in 2021 vs. $0.0 billion in 2020)
partially offset by:
•Research & Development investment for general portfolio progression
Medical Devices Segment

The Medical Devices segment income before tax as a percent of sales in the fiscal third quarter of 2021 was 6.4% versus 16.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter was primarily driven by the following:
•A higher IPR&D charge of $0.8 billion ($0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019)
•A contingent consideration reversal of approximately $0.2 billion in the fiscal third quarter of 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition partially offset by:
•Recovery of prior year COVID-19 production related slow downs and related inventory impacts
•Overall expense leveraging resulting from the Medical Devices sales recovery
Restructuring

In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual

Table of Content
pre-tax cost savings that will be substantially delivered by 2022. The Company expects to record pre-tax restructuring charges of approximately $1.9 to $2.3 billion. In the fiscal third quarter of 2021, the Company recorded a pre-tax charge of $121 million, which is included on the following lines of the Consolidated Statement of Earnings, $60 million in restructuring, $18 million in cost of products sold and $43 million in other (income) expense, net. In the fiscal third quarter of 2020, the Company recorded a pre-tax charge of $130 million, which is included on the following lines of the Consolidated Statement of Earnings, $68 million in restructuring, $32 million in cost of products sold and $30 million in other (income) expense, net. In the fiscal nine months of 2021, the Company recorded a pre-tax charge of $333 million, which is included on the following lines of the Consolidated Statement of Earnings, $169 million in restructuring, $65 million in cost of products sold and $99 million in other (income) expense, net. In the fiscal nine months of 2020, the Company recorded a pre-tax charge of $363 million, which is included on the following lines of the Consolidated Statement of Earnings, $187 million in restructuring, $69 million in cost of products sold and $107 million in other (income) expense, net. Restructuring charges of approximately $1.6 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

For discussion related to the fiscal nine months of 2021 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

In the fiscal second quarter of 2021, the Company reorganized the ownership structure of certain wholly-owned international subsidiaries. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with applicable local regulations. Accordingly, the Company recorded a local deferred tax benefit of approximately $2.3 billion, which was partially offset by a related increase in the U.S. GILTI deferred tax liability of approximately $1.7 billion. The net impact of this restructuring was approximately $0.6 billion net benefit or a 3.4% decrease to the 2021 year-to-date effective tax rate. This restructuring is not expected to have material impact to the Company’s future effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $17.6 billion at the end of the fiscal third quarter of 2021 as compared with $14.0 billion at the end of fiscal year 2020. The primary sources and uses of cash that contributed to the $3.6 billion increase were:

(Dollars In Billions)
$14.0	Q4 2020 Cash and cash equivalents balance
17.7	cash generated from operating activities
(3.3)	net cash used by investing activities
(10.6)	net cash used by financing activities
(0.2)	effect of exchange rate and rounding
$17.6	Q3 2021 Cash and cash equivalents balance

Table of Content
In addition, the Company had $13.4 billion in marketable securities at the end of the fiscal third quarter of 2021 and $11.2 billion at the end of fiscal year 2020.

Cash flow from operations of $17.7 billion was the result of:

(Dollars In Billions)
$16.1	Net Earnings
4.2	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs partially offset by the deferred tax provision, net gain on sale of assets/businesses and credit losses and accounts receivable allowances
(1.9)	a decrease in other current and non-current liabilities
(3.0)	an increase in accounts receivable and inventories
0.2	an increase accounts payable and accrued liabilities
2.1	a decrease in other current and non-current assets
$17.7	Cash Flow from operations

Investing activities use of $3.3 billion of cash was primarily used for:

(Dollars In Billions)
$(2.2)	additions to property, plant and equipment
0.7	proceeds from the disposal of assets/businesses, net
(2.0)	net purchases of investments
0.7	credit support agreements activity, net
(0.5)	Other (primarily licenses and milestones) and rounding
$(3.3)	Net cash used for investing activities

Financing activities use of $10.6 billion of cash was primarily used for:

(Dollars In Billions)
$(8.2)	dividends to shareholders
(2.5)	repurchase of common stock
(1.0)	net repayment of short and long term debt
0.8	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.2	credit support agreements activity, net
0.1	other and rounding
$(10.6)	Net cash used for financing activities

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2021, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 8, 2022. Interest charged on borrowings under the credit line agreement is based on either Term Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.

In the fiscal third quarter of 2021, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of October 3, 2021, the net debt position was $2.9 billion as compared to the prior year of $7.0 billion. Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's

Table of Content
approximate $1.2 billion in contractual supply commitments associated with its development of the COVID-19 vaccine, the agreement to settle opioid litigation for $5 billion and the establishment of the $2 billion trust for talc related liabilities (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. Additionally, as a result of the Tax Cuts and Jobs Act (TCJA), the Company has access to its cash outside the U.S. at a significantly reduced cost. During the fiscal third quarter of 2021, in accordance with the terms of the agreement associated with the acquisition of Actelion, the Company's undrawn credit facility with Idorsia was terminated.

During the fiscal nine months of 2021, the Company paid approximately $1.7 billion to the U.S. Treasury which included $0.8 billion related to the current installment due on foreign undistributed earnings as part of the TCJA (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021) and $0.9 billion primarily related to the normal estimated payment for the fiscal first, second and third quarters of 2021.

Dividends

On July 19, 2021, the Board of Directors declared a regular cash dividend of $1.06 per share, payable on September 7, 2021 to shareholders of record as of August 24, 2021.

On October 21, 2021, the Board of Directors declared a regular cash dividend of $1.06 per share, payable on December 7, 2021 to shareholders of record as of November 23, 2021. The Company expects to continue the practice of paying regular quarterly cash dividends.

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
In fiscal 2020 and 2021, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $1.2 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

The Company continues to evaluate and monitor both its internal and external supply arrangements, including its contract with Emergent BioSolutions and related production activities at its Bayview, Maryland facility. The Company has established a

Table of Content
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

In June 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. The U.K. officially exited the E.U. on January 31, 2020, however, there was a transition period to allow time to agree the terms of a new trade deal. On December 30, 2020, the U.K., E.U. and the European Atomic Energy Community (Euratom) signed the EU–UK Trade and Cooperation Agreement (TCA). Over the last few years, Brexit has created global political and economic uncertainty and has led to volatility in exchange rates and interest rates, additional cost containment by third-party payors and changes in regulations. While the UK and EU have now agreed on a future trade and cooperation agreement, it is still unclear what the ultimate financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. will have. However, the Company currently does not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. As of October 3, 2021, and for the fiscal nine months, the business of the Company’s U.K. subsidiaries represented less than 6% of the Company’s consolidated assets and less than 3% of the fiscal nine months revenues.

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2021. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2021 through August 1, 2021	—	—		—
August 2, 2021 through August 29, 2021	2,220,897	176.18		—
August 30, 2021 through October 3, 2021	—	—		—
Total	2,220,897

(1)     During the fiscal third quarter of 2021, the Company repurchased an aggregate of 2,220,897 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

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

JOHNSON & JOHNSON (Registrant)

Date: October 29, 2021	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2021	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)