Form 10-K
period 2022-01-02
JOHNSON & JOHNSON
filed 2022-02-17
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $445 billion.
On February 10, 2022, there were 2,629,268,158 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III:	Portions of registrant’s proxy statement for its 2022 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K (this “Report”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and Johnson & Johnson’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Management and representatives of Johnson & Johnson and its subsidiaries (the Company) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; impact and timing of restructuring initiatives, including associated cost savings and other benefits; the planned separation of the Company’s Consumer Health business; the Company’s strategy for growth; product development activities; regulatory approvals; market position and expenditures.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of the Company’s control. Investors should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, the Company’s actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements. Risks and uncertainties include, but are not limited to:

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
•The impact of patent expirations, typically followed by the introduction of competing generic, biosimilar or other products and resulting revenue and market share losses;
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
•The impact, including declining sales and reputational damage, of significant litigation or government action adverse to the Company, including product liability claims and allegations related to pharmaceutical marketing practices and contracting strategies;

•The impact of an adverse judgment or settlement and the adequacy of reserves related to legal proceedings, including patent litigation, product liability, personal injury claims, securities class actions, government investigations, employment and other legal proceedings;
•Increased scrutiny of the healthcare industry by government agencies and state attorneys general resulting in investigations and prosecutions, which carry the risk of significant civil and criminal penalties, including, but not limited to, debarment from government business;
•Failure to meet compliance obligations in compliance agreements with governments or government agencies, which could result in significant sanctions;
•Potential changes to applicable laws and regulations affecting United States and international operations, including relating to: approval of new products; licensing and patent rights; sales and promotion of healthcare products; access to, and reimbursement and pricing for, healthcare products and services; environmental protection; and sourcing of raw materials;
•Compliance with local regulations and laws that may restrict the Company’s ability to manufacture or sell its products in relevant markets, including requirements to comply with medical device reporting regulations and other requirements such as the European Union’s Medical Devices Regulation;
•Changes in domestic and international tax laws and regulations, increasing audit scrutiny by tax authorities around the world and exposures to additional tax liabilities potentially in excess of existing reserves; and
•The issuance of new or revised accounting standards by the Financial Accounting Standards Board and regulations by the Securities and Exchange Commission.
Risks Related to the Company’s Strategic Initiatives, Healthcare Market Trends and the Planned Separation of the Company’s Consumer Health Business
•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants, trends toward managed care, the shift toward governments increasingly becoming the primary payers of healthcare expenses, significant new entrants to the healthcare markets seeking to reduce costs and government pressure on companies to voluntarily reduce costs and price increases;
•Restricted spending patterns of individual, institutional and governmental purchasers of healthcare products and services due to economic hardship and budgetary constraints;
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
•The potential that the expected benefits and opportunities related to past and ongoing restructuring actions may not be realized or may take longer to realize than expected;
•The Company’s ability to consummate the planned separation of the Company’s Consumer Health business on a timely basis or at all;
•The Company’s ability to successfully separate the Company’s Consumer Health business and realize the anticipated benefits from the planned separation; and
•The New Consumer Health Company’s ability to succeed as a standalone publicly traded company.
Risks Related to Economic Conditions, Financial Markets and Operating Internationally
•The risks associated with global operations on the Company and its customers and suppliers, including foreign governments in countries in which the Company operates;
•The impact of inflation and fluctuations in interest rates and currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;
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
•The impact of global public health crises and pandemics, including the novel coronavirus (COVID-19) pandemic;

•Changes to global climate, extreme weather and natural disasters that could affect demand for the Company’s products and services, cause disruptions in manufacturing and distribution networks, alter the availability of goods and services within the supply chain, and affect the overall design and integrity of the Company’s products and operations; and
•The impact of armed conflicts and terrorist attacks in the United States and other parts of the world, including social and economic disruptions and instability of financial and other markets.
Risks Related to Supply Chain and Operations
•Difficulties and delays in manufacturing, internally, through third-party providers or otherwise within the supply chain, that may lead to voluntary or involuntary business interruptions or shutdowns, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action;
•Interruptions and breaches of the Company’s information technology systems or those of the Company’s vendors, which could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action;
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

PART I
Item 1.BUSINESS
General
    Johnson & Johnson and its subsidiaries (the Company) have approximately 141,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
    The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Company's three business segments: Consumer Health, Pharmaceutical and Medical Devices. Within the strategic parameters provided by the Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans and the day-to-day operations of those companies. Each subsidiary within the business segments is, with limited exceptions, managed by residents of the country where located.
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
Consumer Health
    The Consumer Health segment includes a broad range of products focused on personal healthcare used in the Skin Health/Beauty, Over-the-Counter medicines, Baby Care, Oral Care, Women’s Health and Wound Care markets. Major brands in Skin Health/Beauty include the AVEENO®; CLEAN & CLEAR®; DR. CI:LABO®; NEUTROGENA® and OGX® product lines. Over-the-Counter (OTC) medicines include the broad family of TYLENOL® acetaminophen products; SUDAFED® cold, flu and allergy products; BENADRYL® and ZYRTEC® allergy products; MOTRIN® IB ibuprofen products; NICORETTE® smoking cessation products outside the U.S.; ZARBEE’S® products, inspired by nature, and the PEPCID® line of acid reflux products. Baby Care includes the JOHNSON’S® and AVEENO Baby® line of products. Oral Care includes the LISTERINE® product line. Major brands in Women’s Health outside of North America are STAYFREE® and CAREFREE® sanitary pads and o.b.® tampon brands. Wound Care brands include the BAND-AID® Brand Adhesive Bandages and NEOSPORIN® First Aid product lines. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a new, publicly traded company. The Company is targeting completion of the planned separation in 18 to 24 months after initial announcement.
Pharmaceutical
    The Pharmaceutical segment is focused on six therapeutic areas: Immunology (e.g., rheumatoid arthritis, psoriatic arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases (e.g., HIV/AIDS and COVID-19), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Oncology (e.g., prostate cancer, hematologic malignancies, lung cancer and bladder cancer), Cardiovascular and Metabolism (e.g., thrombosis, diabetes and macular degeneration) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension). Medicines in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE® (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI® (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA® (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis and active polyarticular juvenile idiopathic arthritis (pJIA) in people 2 years of age and older; STELARA® (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active ulcerative colitis; TREMFYA® (guselkumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis; the Janssen COVID-19 vaccine, authorized for use under Emergency Use Authorization (EUA) for active immunization to prevent coronavirus disease 2019 (COVID-19) caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in individuals 18 years of age and older; EDURANT® (rilpivirine), PREZISTA® (darunavir) and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV-1) in combination with other antiretroviral products and SYMTUZA® (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; CONCERTA® (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA®/TREVICTA® (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA® for at least four months; RISPERDAL CONSTA® (risperidone long-acting injection), for the treatment of schizophrenia and the maintenance treatment of Bipolar 1 Disorder in adults; ZYTIGA® (abiraterone acetate), a treatment for patients with prostate cancer; ERLEADA® (apalutamide), a next-generation androgen receptor inhibitor for the treatment of patients with prostate cancer; IMBRUVICA® (ibrutinib), a treatment for certain B-cell malignancies, or blood cancers and chronic graft versus host disease; DARZALEX® (daratumumab), a treatment for multiple myeloma; DARZALEX FASPRO® (daratumumab and hyaluronidase-fihj), a treatment for multiple myeloma and light chain (AL) Amyloidosis; PROCRIT®/EPREX® (epoetin alfa), a treatment for chemotherapy-induced anemia and patients with chronic kidney disease; XARELTO® (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE to reduce the risk of major cardiovascular events in patients with coronary artery disease (CAD) and peripheral artery disease (PAD), for the treatment and secondary prevention of thromboembolism in pediatric patients, and for thromboprophylaxis in pediatric patients following the Fontan procedure; INVOKANA® (canagliflozin), for the treatment of adults with type 2 diabetes; INVOKAMET®/VOKANAMET® (canagliflozin/metformin HCl), a combination therapy of fixed doses of canagliflozin and metformin hydrochloride for the treatment of adults with type 2 diabetes; and INVOKAMET® XR (canagliflozin/metformin hydrochloride extended-release), a once-daily, fixed-dose combination therapy of canagliflozin and metformin hydrochloride extended-release, for the treatment of adults with type 2 diabetes; OPSUMIT® (macitentan) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI® (selexipag), the only approved oral and intravenous, selective IP receptor agonist targeting a prostacyclin pathway in PAH. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
Medical Devices
    The Medical Devices segment includes a broad range of products used in the Interventional Solutions, Orthopaedics, Surgery, and Vision fields. Medical Devices in Interventional Solutions include Electrophysiology products (Biosense Webster) to treat cardiovascular diseases, Neurovascular care (Cerenovus) that treats hemorrhagic and ischemic stroke; the Orthopaedics portfolio (DePuy Synthes) is comprised of products in support of Hips, Knees, Trauma, and Spine, Sports & Other; the Surgery portfolios include advanced and general surgery offerings (Ethicon), solutions that focus on Breast Aesthetics (Mentor) and Ear, Nose and Throat (Acclarent) procedures; and Johnson & Johnson Vision products such as ACUVUE® Brand disposable contact lenses and ophthalmic products related to cataract and laser refractive surgery. These products are distributed to wholesalers, hospitals and retailers, and used predominantly in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics. Beginning in the fiscal first quarter of 2022, the Medical Devices segment will be referred to as the MedTech segment.
Geographic Areas
    Johnson & Johnson and its subsidiaries (the Company) have approximately 141,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
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

Sales of the Company’s largest product, STELARA® (ustekinumab), accounted for approximately 9.7% of the Company's total revenues for fiscal 2021. Accordingly, the patents related to this product are believed to be material to the Company. Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, owns patents specifically related to STELARA®. The latest expiring United States composition of matter patent expires in 2023. The latest expiring European composition of matter patent expires in 2024.

Sales of the Company’s second largest product, collectively DARZALEX® (daratumumab) and DARZALEX FASPRO® (daratumumab and hyaluronidase-fihj), accounted for approximately 6.4% of the Company's total revenues for fiscal 2021. Accordingly, the patents related to this product are believed to be material to the Company. Genmab A/S owns two patent families related to DARZALEX®, and Janssen Biotech, Inc. has an exclusive license to those patent families. The two patent families both expire in the United States in 2029. The latest expiring licensed European patent expires in 2032. Janssen Biotech, Inc. owns a separate patent portfolio related to DARZALEX FASPRO®.
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
Environment
    The Company is subject to a variety of U.S. and international environmental protection measures. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. The Company’s compliance with these requirements is not expected to have a material effect upon its capital expenditures, cash flows, earnings or competitive position.
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
    The U.S. FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our drugs or medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future clearances or approvals, and could result in a substantial modification to our business practices and operations. Equivalent enforcement mechanisms exist in different countries in which we conduct business.

The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and congress on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs, or to recommend, use or purchase particular medical devices. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers. Various transparency laws and regulations require disclosures of payments and other transfers of value made to physicians and teaching hospitals and, beginning with disclosures in 2022, to certain non-physician practitioners. Federal and foreign laws governing international business practices require strict compliance with anti-bribery standards and certain prohibitions with respect to payments to any foreign government official. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare generally.

U.S. government actors continue efforts to repeal, modify, or invalidate provisions of the Patient Protection and Affordable Care Act (the ACA) which passed in 2010. For example, federal legislation repealed the ACA’s individual mandate tax penalty as well as the tax on generous employer-sponsored healthcare plans; the Center for Medicare & Medicaid Services (CMS) began permitting states to impose work requirements on persons covered by Medicaid expansion plans; certain federal subsidies to insurers have ended; and certain short-term insurance plans not offering the full array of ACA benefits have been allowed to extend in duration. Some of these changes are being challenged in U.S. courts and so their long-term impact remains uncertain. The ACA has also been subject to judicial challenge. In November 2020, the U.S. Supreme Court heard argument in Texas v. Azar, which challenges the constitutionality of the ACA. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect. The U.S. government also continues to propose and implement changes to the Medicare Part D benefit including the size of manufacturer discounts in the coverage gap and catastrophic phases of the benefit. There are a number of additional bills pending in Congress and healthcare reform proposals at the state level that would affect drug pricing in the Medicare and Medicaid programs. This changing federal landscape has both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of federal law, and potential modification or repeal of these laws, will ultimately affect the industry.
    In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the U.S., by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.
    Further, the Company relies on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes such as those resulting from the COVID-19 pandemic and Brexit that may affect sourcing, supply and pricing of materials used in the Company's products. These processes also are subject to complex and lengthy regulatory approvals.
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

Employees and Human Capital Management

As of January 2, 2022 and January 3, 2021, the number of employees were approximately:

	2021	2020
Employees[1]	144,300	136,400
Full-time equivalent (FTE) positions[2]	141,700	134,500

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
16.2%
33.9%
29.4%
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
Culture and Employee Engagement
At Johnson & Johnson, employees are guided by Our Credo which sets forth the Company's responsibilities to patients, consumers, customers, healthcare professionals, employees, communities and shareholders. Employees worldwide are further guided by the Company’s Code of Business Conduct which sets basic requirements for business conduct and serves as a foundation for the Company policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors in every market where it operates. The Company conducts global surveys that offer its employees the ability to provide feedback and valuable insight to help address potential human resources risks and identify opportunities to improve. In 2021, 91% of global employees across 77 countries participated in Our Voice Survey which was offered in 36 languages.
Growth and Development
To continue to lead in the changing healthcare landscape, it is crucial that the Company continue to attract and retain top talent. The Company believes that its employees must be equipped with the right knowledge and skills and be provided with opportunities to grow and develop in their careers. Accordingly, professional development programs and educational resources

5

are available to all employees. The Company's objective is to foster a learning culture that helps shape each person’s unique career path while creating a robust pipeline of talent to deliver on the Company’s long-term strategies. In furtherance of this objective, the Company deploys a global approach to ensure development is for everyone, regardless of where they are on their career journey. In 2021, 45.8% of employees in Manager and above job categories took advantage of career opportunities by moving across functions, country or business segment lines (including upward promotion or lateral transfer and excluding employees in the research and development organizations). The Company's voluntary turnover rate was 8%.
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
Health, Wellness and Safety
The Company’s investment in employee health, well-being and safety is built on its conviction that advancing health for humanity starts with advancing the health of its employees. With the right awareness, focus, practices and tools, the Company ensures that all its employees around the world, as well as temporary contractors and visitors to the Company's sites, can work safely. The Company has continuously expanded health and well-being programs throughout the Company and across the globe, incorporating new thinking and technologies to keep its offerings best-in-class and to help employees achieve their personal health goals. The programs and practices the Company advances for total health—physical, mental, emotional and financial—help ensure employee health protection from emerging health risks.

Safety and COVID-19 Pandemic Response
Protecting and supporting our employees during the COVID-19 pandemic continues to be a top priority and our approach includes: keeping employees informed of local COVID-19 transmission rates and corresponding risk levels; promoting the health and safety of our employees in the workplace through robust layers of protection; enhanced cleaning and access to cleaning supplies and personal protective equipment; supporting employees with pay continuity, benefits and well-being tools; and recognizing extraordinary employee contributions at work and in our communities. In 2021, in recognition of the new way of working, we initiated J&J Flex, a hybrid model that empowers our office-based employees to find the right productivity and balance of in-person and remote work. This model allows for work to happen seamlessly across a variety of workplaces and is enabled by an array of enhanced collaboration tools and technology to optimize productivity and connection. J&J Flex rolled out in fourth quarter 2021 globally, and will continue deployment through 2022 as protocol and requirements related to the COVID-19 pandemic allow. The Company is evaluating flexible work strategies for its on-site workforce, such as virtual on-boarding and training, to help our employees balance their personal and professional lives. Also, we continued to enhance our benefits offerings with access to wellness tools, on-site vaccine clinics, mental health support resources and delivery of at-home testing kits. In addition, as COVID-19 vaccines were broadly distributed and administered in 2021, including the one developed by Johnson & Johnson, we adopted policies in the U.S., Puerto Rico, and certain other countries to require proof of vaccination from Johnson & Johnson employees and contingent workers, in order to return to our sites, where permitted by local law and regulation. In the U.S. and Puerto Rico, this requirement took effect on October 4, 2021, with processes established for granting accommodations to those with medical or religious needs. Select manufacturing and distribution employees and contractors in the U.S. and Puerto Rico, as well as certain additional countries, are adopting similar policies through early 2022.

Available Information
    The Company’s main corporate website address is www.jnj.com. All of the Company’s SEC filings are also available on the Company’s website at www.investor.jnj.com/sec.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.
    Investors and the public should note that the Company also announces information at www.factsaboutourprescriptionopioids.com, www.factsabouttalc.com and www.LTLManagementInformation.com.
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
    In addition, the Amended and Restated Certificate of Incorporation, By-Laws, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory Compliance Committee, the Science, Technology & Sustainability Committee and any special committee of the Board of Directors and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/gov.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on www.jnj.com, www.factsaboutourprescriptionopioids.com, www.factsabouttalc.com and www.LTLManagementInformation.com is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Item 1A.    RISK FACTORS
An investment in the Company’s common stock or debt securities involves risks and uncertainties. The Company seeks to identify, manage and mitigate risks to our business, but uncertainties and risks are difficult to predict and many are outside of the Company’s control and cannot therefore be eliminated. In addition to the other information in this report and the Company’s other filings with the SEC, investors should consider carefully the factors set forth below. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, the Company’s business, results of operations or financial condition could be adversely affected, potentially in a material way.

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

For the Company’s Pharmaceutical businesses, loss of patent exclusivity for a product often is followed by a substantial reduction in sales as competitors gain regulatory approval for generic and other competing products and enter the market. Similar competition can be triggered by the loss of exclusivity for a biological product. For the Company’s Medical Devices businesses, technological innovation, product quality, reputation and customer service are especially important to competitiveness. Development by other companies of new or improved products, processes and technologies could threaten to make the Company’s products or technologies less desirable, less economical or obsolete. The Company’s Consumer Health businesses face intense competition from other branded products and retailers’ private-label brands. If the Company fails to sufficiently differentiate and market its brand name consumer products, this could adversely affect revenues and profitability of those products.

Interruptions and delays in manufacturing operations could adversely affect the Company’s business, sales and reputation.
The Company’s manufacture of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company’s subsidiaries operate 85 manufacturing facilities as well as sourcing from thousands of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, labor shortages, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, political unrest, terrorist attacks and epidemics or pandemics. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.

The Company relies on third parties to manufacture certain of our products. Any failure by or loss of a third-party manufacturer could result in delays and increased costs, which may adversely affect our business.
The Company relies on third parties to manufacture certain of our products. We depend on these third-party manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. However, we cannot guarantee that these third-party manufacturers will be able to meet our near-term or long-term manufacturing requirements, which could result in lost sales and have an adverse effect on our business.

Other risks associated with our reliance on third parties to manufacture these products include reliance on the third party for regulatory compliance and quality assurance, misappropriation of the Company’s intellectual property, limited ability to manage our inventory, possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the manufacturing agreement by the third party at a time that is costly or inconvenient for us. Moreover, if any of our third-party manufacturers suffers any damage to facilities, loses benefits under material agreements, experiences power outages, encounters financial difficulties, is unable to secure necessary raw materials from its suppliers or suffers any other reduction in efficiency, the Company may experience significant business disruption. In the event of any such disruption, the

Company would need to seek and source other qualified third-party manufacturers, likely resulting in further delays and increased costs which could affect our business adversely.

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

The industry’s failure to mitigate the threat of counterfeit medicines could adversely impact our business and reputation by impacting patient confidence in our authentic products, potentially resulting in lost sales, product recalls, and an increased threat of litigation. In addition, diversion of our products from their authorized market into other channels may result in reduced revenues and negatively affect our profitability.

The COVID-19 pandemic has adversely impacted certain aspects of the Company’s business and could cause disruptions or future impact to the Company’s business, results of operations and financial condition.
We are subject to risks associated with global health crises, epidemics and pandemics, including the global outbreak of coronavirus and its variants (COVID-19). The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, certain aspects of the Company’s business, results of operations and financial condition, including lower sales and reduced customer demand and usage of certain of our products. The spread of COVID-19 has caused the Company to modify its business practices (including instituting remote work for many of the Company’s employees), and the Company may take further actions as may be required by government authorities or as the Company determines are in the best interests of our patients, customers, employees and business partners. The Company continues to monitor the situation and while we have robust business continuity plans in place across our global supply chain network to help mitigate the impact of COVID-19, these efforts may not completely prevent our business from being adversely affected and future impacts remain uncertain.

While the U.S. and other countries have begun or will begin to reopen their economies, the extent to which COVID-19 will impact the Company’s future operations will depend on many factors which cannot be predicted with confidence, including the duration of the outbreak and impact of variants. Any resurgence in COVID-19 could result in the imposition of new mandates and prolonged restrictive measures implemented in order to control the spread of the disease. The continued global spread of COVID-19 could adversely impact the Company’s operations, including, among other things, our manufacturing operations, supply chain, including third-party suppliers, sales and marketing and clinical trial operations. Any of these factors could adversely affect the Company’s business, financial results, and global economic conditions generally.

We also face uncertainties related to our COVID-19 vaccine, including uncertainties related to the risk that our continued development programs may not be successful, commercially viable or receive approval from regulatory authorities; risks associated with clinical trial and real-world data, including further analyses of its efficacy, safety and durability; the risk that data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by national immunization technical advisory groups (NITAGs) and regulatory authorities; disruptions in the relationships between us, our third-party suppliers and external manufacturers; the risk that other companies may produce superior or competitive products; the risk that demand for any products we may develop may no longer exist; risks related to the availability of raw materials to manufacture any such products; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development related to COVID-19; the risk that we may not be able to create or scale up manufacturing capacity on a timely basis, that we may continue to experience manufacturing delays once a manufacturing site is activated, or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine within the projected time periods indicated, and other challenges and risks associated with the pace of our vaccine development program; and pricing and access challenges for such products, including in the U.S.

In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those incorporated by reference herein, including risks relating to the Company’s effective tax rate as a result of changes in consumption as well as changes in laws relating to supply of the Company’s products. Given that developments concerning the COVID-19 pandemic have been constantly evolving, additional impacts and risks may arise, including litigation, that are not presently known to the Company.

Risks Related to Government Regulation and Legal Proceedings

Global sales in the Company’s Pharmaceutical and Medical Devices segments may be negatively impacted by healthcare reforms and increasing pricing pressures.
Sales of the Company’s Pharmaceutical and Medical Devices products are significantly affected by reimbursements by third-party payers such as government healthcare programs, private insurance plans and managed care organizations. As part of various efforts to contain healthcare costs, these payers are putting downward pressure on prices at which products will be reimbursed. In the U.S., increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, in part due to continued consolidation among healthcare providers, could result in further pricing pressures. In addition, increased political scrutiny could result in additional pricing pressures. Outside the U.S., numerous major markets, including the EU, United Kingdom, Japan and China, have pervasive government involvement in funding healthcare and, in that regard, directly or indirectly impose price controls, limit access to, or reimbursement for, the Company’s products, or reduce the value of its intellectual property protection.

The Company is subject to significant legal proceedings that can result in significant expenses, fines and reputational damage.
In the ordinary course of business, Johnson & Johnson and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as product liability, patent disputes and claims that their product sales, marketing and pricing practices violate various antitrust, unfair trade practices and/or consumer protection laws. The Company’s more significant legal proceedings are described in Note 19, “Legal Proceedings” under Notes to the Consolidated Financial Statements included in Item 8 of this Report. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include thousands of plaintiffs, may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, the Company is a defendant in numerous lawsuits arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder, and the Company’s sale, manufacturing and marketing of opioids. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of accruals, including matters where the Company could be held jointly and severally liable among other defendants. The resolution of, or increase in accruals for, one or more of these matters in any reporting period could have a material adverse effect on the Company’s results of operations and cash flows for that period. The Company does not purchase third-party product liability insurance; however, the Company utilizes a wholly owned captive insurance company subject to certain limits.

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

The Company faces significant regulatory scrutiny, which imposes significant compliance costs and exposes the Company to government investigations, legal actions and penalties.
Like other companies in the healthcare industry, the Company is subject to extensive regulation, investigations and legal action by national, state and local government agencies in the U.S. and other countries in which it operates. Regulatory issues regarding compliance with current Good Manufacturing Practices (cGMP) (and comparable quality regulations in foreign countries) by manufacturers of drugs, devices and consumer products can lead to fines and penalties, product recalls, product shortages, interruptions in production, delays in new product approvals and litigation. In addition, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Federal Food, Drug, and Cosmetic Act, the Medicaid Rebate Program, federal and state false claims acts, state unfair trade practices acts and consumer protection laws. Scrutiny of healthcare industry business practices by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in government healthcare programs. Any such debarment could have a material adverse effect on the Company’s business and results of operations. The most significant current investigations and litigation brought by government agencies are described in Note 19, “Legal Proceedings—Government Proceedings” under Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development, could negatively impact the Company’s effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.

See Note 8, “Income Taxes” under Notes to the Consolidated Financial Statements included in Item 8 of this Report for additional information.

The Company conducts business and files tax returns in numerous countries and is addressing tax audits and disputes with many tax authorities. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

Risks Related to Our Intellectual Property

The Company faces increased challenges to intellectual property rights central to its business.
The Company owns or licenses a significant number of patents and other proprietary rights relating to its products and manufacturing processes. These rights are essential to the Company’s businesses and materially important to the Company’s results of operations. Public policy, both within and outside the U.S., has become increasingly unfavorable toward intellectual property rights. The Company cannot be certain that it will obtain adequate patent protection for new products and technologies in the United States and other important markets or that such protections, once granted, will last as long as originally anticipated.

Competitors routinely challenge the validity or extent of the Company’s owned or licensed patents and proprietary rights through litigation, interferences, oppositions and other proceedings, such as inter partes review (IPR) proceedings before the United States Patent & Trademark Office (USPTO). These proceedings absorb resources and can be protracted as well as unpredictable. In addition, challenges that the Company’s products infringe the patents of third parties could result in an injunction and/or the need to pay past damages and future royalties and adversely affect the competitive position and sales of the products in question.

The Company has faced increasing patent challenges from third parties seeking to manufacture and market generic and biosimilar versions of the Company’s key pharmaceutical products prior to expiration of the applicable patents covering those products. In the U.S., manufacturers of generic versions of innovative human pharmaceutical products may challenge the validity, or claim non-infringement, of innovator products through the Abbreviated New Drug Application, or ANDA, process with the U.S. FDA and related ANDA litigation. The Biologics Price Competition and Innovation Act (BPCIA), enacted in 2010, which created a new regulatory pathway for the approval by the U.S. FDA of biosimilar alternatives to innovator-developed biological products, also created mechanisms for biosimilar applicants to challenge the patents on the innovator biologics. The IPR process with the USPTO is also being used by competitors to challenge patents asserted in litigation.

In the event the Company is not successful in defending its patents against such challenges, or upon the “at-risk” launch by the generic or biosimilar firm of its product, the Company can lose a major portion of revenues for the referenced product in a very short period of time. Current legal proceedings involving the Company’s patents and other intellectual property rights are described in Note 19, “Legal Proceedings—Intellectual Property” under Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Risks Related to Product Development, Regulatory Approval and Commercialization

Significant challenges or delays in the Company’s innovation and development of new products, technologies and indications could have an adverse impact on the Company’s long-term success.
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving healthcare needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2021 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.

The Company pursues product development through internal research and development as well as through collaborations, acquisitions, joint ventures and licensing or other arrangements with third parties. In all of these contexts, developing new products, particularly pharmaceutical and biotechnology products and medical devices, requires significant investment of resources over many years. Only a very few biopharmaceutical research and development programs result in commercially viable products. The process depends on many factors including the ability to: discern patients’ and healthcare providers’ future needs; develop promising new compounds, strategies and technologies; achieve successful clinical trial results; secure effective intellectual property protection; obtain regulatory approvals on a timely basis; and, if and when they reach the market, successfully differentiate the Company’s products from competing products and approaches to treatment. New products or enhancements to existing products may not be accepted quickly or significantly in the marketplace due to product and price competition, changes in customer preferences or healthcare purchasing patterns, resistance by healthcare providers or uncertainty over third-party reimbursement. Even following initial regulatory approval, the success of a product can be adversely impacted by safety and efficacy findings in larger real-world patient populations, as well as market entry of competitive products.

Risks Related to Financial and Economic Market Conditions

The Company faces a variety of financial, economic, legal, social and political risks associated with conducting business internationally.
The Company’s extensive operations and business activity throughout the world are accompanied by certain financial, economic, legal, social and political risks, including those listed below.

Foreign Currency Exchange: In fiscal 2021, approximately 50% of the Company’s sales occurred outside of the U.S., with approximately 25% in Europe, 6% in the Western Hemisphere, excluding the U.S., and 19% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.

Inflation and Currency Devaluation Risks: The Company faces challenges in maintaining profitability of operations in economies experiencing high inflation rates. The Company has accounted for operations in Argentina and Venezuela as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. While the Company strives to maintain profit margins in these areas through cost reduction programs, productivity improvements and periodic price increases, it might experience operating losses as a result of continued inflation. In addition, the impact of currency devaluations in countries experiencing high inflation rates or significant currency exchange fluctuations could negatively impact the Company’s operating results.

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

Anti-Bribery and Other Regulations: The Company is subject to various federal and foreign laws that govern its international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. publicly traded companies from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the Company obtain or retain business or gain any improper advantage. The Company’s business is heavily regulated and therefore involves significant interaction with foreign officials. Also, in many countries outside the U.S., the healthcare providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities;

therefore, the Company’s interactions with these prescribers and purchasers are subject to regulation under the FCPA. In addition to the U.S. application and enforcement of the FCPA, various jurisdictions in which the Company operates have laws and regulations, including the U.K. Bribery Act 2010, aimed at preventing and penalizing corrupt and anticompetitive behavior. Enforcement activities under these laws could subject the Company to additional administrative and legal proceedings and actions, which could include claims for civil penalties, criminal sanctions, and administrative remedies, including exclusion from healthcare programs.

Other Financial, Economic, Legal, Social and Political Risks. Other risks inherent in conducting business globally include:
•local and regional economic environments and policies in the markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, and currency controls or other limitations on the ability to expatriate cash;
•protective economic policies taken by governments, such as trade protection measures and import/export licensing requirements;
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
We currently maintain investment grade credit ratings with Moody’s Investors Service and Standard & Poor’s Ratings Services. Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based on a number of factors. Any downgrade of our credit ratings by a credit rating agency, whether as a result of our actions or factors which are beyond our control, can increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper or require the posting of additional collateral under our derivative contracts. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.

Risks Related to the Planned Separation of our Consumer Health Business

The planned separation of the Company’s Consumer Health business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the expected results.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a new, publicly traded company. The planned separation is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. The Company is targeting completion of the planned separation in 18 to 24 months after initial announcement. Completion of the planned separation will be subject to the satisfaction of certain conditions, including, among others, consultations with works councils and other employee representative bodies, as required, final approval of the Company’s Board of Directors, receipt of a favorable opinion and Internal Revenue Service (“IRS”) ruling with respect to the tax-free nature of the transaction, and the receipt of other regulatory approvals. There can be no assurance regarding the ultimate timing of the planned separation or that such separation will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the planned separation, including but not limited to disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory and tax approvals or clearances.

The costs to complete the planned separation will be significant. In addition, the Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the planned separation of the Company’s Consumer Health business.
The Company will incur significant expenses in connection with the planned separation. In addition, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the planned separation. The anticipated benefits of the planned separation are based on a number of assumptions, some of which may prove incorrect.

Following the planned separation, the price of shares of the Company’s common stock may fluctuate significantly.
The Company cannot predict the effect of the planned separation on the trading price of shares of its common stock, and the market value of shares of its common stock may be less than, equal to or greater than the market value of shares of its common stock prior to the planned separation. In addition, the price of the Company’s common stock may be more volatile around the time of the planned separation.

The planned separation could result in substantial tax liability.
The Company intends to obtain an opinion from its U.S. tax advisors and a ruling from the IRS as to the tax-free nature of the planned separation under the U.S. Internal Revenue Code of 1986, as amended. The opinion and ruling will be based on, among other things, various factual assumptions and representations that the Company and the New Consumer Health Company will make regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion and ruling may be jeopardized. If subsequent to the planned separation it is determined that the transaction does not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to the Company and its shareholders could be substantial. The planned separation may also not qualify for tax-free treatment in other countries around the world, and as a result may trigger substantial tax liability to the Company.

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

Concern over climate change may also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition. Further, the impacts of climate change have an influence on customer preferences, and failure to provide climate-friendly products could potentially result in loss of market share.

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

A breach of privacy laws or unauthorized access, loss or misuse of personal data could have a negative impact to the Company’s business or reputation.
The Company is subject to privacy and data protection laws across the globe that impose broad compliance obligations on the collection, use, storage, access, transfer and protection of personal data. Breach of such requirements could result in substantial fines, penalties, private right of actions, claims and damage to our reputation and business. New privacy laws are expected in other territories, together with greater privacy enforcement by governmental authorities globally, particularly on data localization requirements and international data flows. The Company has established privacy compliance programs and controls that our businesses worldwide are required to comply with, but with many technology and data-driven initiatives being prioritized across the Company and involving multiple vendors and third parties, there are potential risks of controls imposed on cross border data flows, unauthorized access, and loss of personal data through internal and external threats that could impact our business operations and research activities.

Item 1B.UNRESOLVED STAFF COMMENTS
    Not applicable.

Item 2.PROPERTIES
    The Company's subsidiaries operate 85 manufacturing facilities occupying approximately 15.0 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer Health	4,562
Pharmaceutical	5,517
Medical Devices	4,908
Worldwide Total	14,987
    Within the U.S., four facilities are used by the Consumer Health segment, five by the Pharmaceutical segment and 17 by the Medical Devices segment. Outside of the U.S., 23 facilities are used by the Consumer Health segment, 13 by the Pharmaceutical segment and 23 by the Medical Devices segment.
    The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	26	4,233
Europe	25	5,991
Western Hemisphere, excluding U.S.	9	1,733
Africa, Asia and Pacific	25	3,030
Worldwide Total	85	14,987
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
    McNEIL-PPC, Inc. (now Johnson & Johnson Consumer Inc.) (McNEIL-PPC) operated under a consent decree, signed in 2011 with the U.S. FDA, which governed certain McNeil Consumer Healthcare manufacturing operations, and required McNEIL-PPC to remediate the facilities it operates in Lancaster, Pennsylvania, Fort Washington, Pennsylvania, and Las Piedras, Puerto Rico (the “Consent Decree”). Following U.S. FDA inspections McNEIL-PPC received notifications from the U.S FDA that all three manufacturing facilities were in conformity with applicable laws and regulations, and commercial production restarted in 2015.
Under the Consent Decree, after receiving notice from the U.S. FDA of being in compliance with applicable laws and regulations, each of the three facilities was subject to a five-year audit period by a third-party cGMP expert. A third-party expert continued to reassess the sites at various times through 2020. U.S. FDA inspections of the facilities which have been delayed due to COVID-19 were completed and the Consent Decree was vacated in July of 2021.
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
Information with regard to the directors of the Company is incorporated herein by reference to the material captioned “Item 1. Election of Directors” in the Proxy Statement.

Name	Age	Position
Vanessa Broadhurst	53	Member, Executive Committee; Executive Vice President, Global Corporate Affairs(a)
Joaquin Duato	59	Chief Executive Officer; Chairman, Executive Committee(b)
Peter M. Fasolo, Ph.D.	59	Member, Executive Committee; Executive Vice President, Chief Human Resources Officer(c)
William N. Hait, M.D., Ph. D.	72	Member, Executive Committee; Executive Vice President, Chief External Innovation, Medical Safety and Global Public Health Officer(d)
Mathai Mammen, Ph. D.	54	Member, Executive Committee; Executive Vice President, Pharmaceuticals, R&D(e)
Ashley McEvoy	51	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Medical Devices(f)
Thibaut Mongon	52	Member, Executive Committee, Executive Vice President, Worldwide Chairman, Consumer Health(g)
James Swanson	56	Member, Executive Committee; Executive Vice President, Chief Information Officer(h)
Jennifer L. Taubert	58	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Pharmaceuticals(i)
Michael H. Ullmann	63	Member, Executive Committee; Executive Vice President, General Counsel(j)
Kathryn E. Wengel	56	Member, Executive Committee; Executive Vice President, Chief Global Supply Chain Officer(k)
Joseph J. Wolk	55	Member, Executive Committee; Executive Vice President, Chief Financial Officer(l)
(a)Ms. V. Broadhurst joined the Company in 2005 as Worldwide Vice President, Anemia & Oncology Supportive Care. She then went on to become Vice President of the Cardiovascular & Institutional Franchise in 2008, and President of Janssen Therapeutics in 2011 before becoming U.S. President, Internal Medicine in 2012. From 2013 to 2017, she held General Manager roles at Amgen in Inflammation & Cardiovascular, and Cardiovascular & Bone. In 2017, Ms. Broadhurst rejoined Johnson & Johnson as U.S. President, Cardiovascular & Metabolism and a member of the Janssen Americas Leadership Team. In this role she also provided operational oversight of the full portfolio of Janssen medicines in Puerto Rico and Canada. In 2018, she was appointed Company Group Chairman, Global Commercial Strategy Organization. In 2022, Ms. Broadhurst was named Executive Vice President, Global Corporate Affairs and a

member of the Executive Committee, leading the Company's global marketing, communication, design and philanthropy functions.
(b)Mr. J. Duato became Chief Executive Officer and Chairman of the Executive Committee and joined the Board of Directors in January 2022. He joined the Company in 1989 with Janssen-Farmaceutica S.A. (Spain), a subsidiary of the Company, and held executive positions of increasing responsibility in all business sectors and across multiple geographies and functions. In 2009, he was named Company Group Chairman, Pharmaceuticals, and in 2011, he was named Worldwide Chairman, Pharmaceuticals. In 2016, Mr. Duato became a member of the Executive Committee and was named Executive Vice President, Worldwide Chairman, Pharmaceuticals. In July 2018, Mr. Duato was promoted to Vice Chairman of the Executive Committee, where he provided strategic direction for the Pharmaceutical and Consumer Health sectors and oversaw both the Global Supply Chain, Information Technology and Health & Wellness teams. As a dual citizen of Spain and the United States, Mr. Duato's international perspective and global lens gives him a deep appreciation of diverse thoughts and opinions.
(c)Dr. P. M. Fasolo joined the Company in 2004 as Worldwide Vice President, Human Resources in the Medical Devices segment, and subsequently served as the Company’s Chief Talent Officer. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in 2010 as the Vice President, Global Human Resources, and in 2011, he became a member of the Executive Committee. In April 2016, he was named Executive Vice President, Chief Human Resources Officer. Dr. Fasolo has responsibility for global talent, recruiting, diversity, compensation benefits, employee relations and all aspects of the human resources agenda for the Company. He also serves on the Boards of the Human Resources Policy Association, Tufts University and Save the Children and was named a Fellow of the National Academy of Human Resources in 2017.
(d)Dr. W. Hait joined the Company in 2007 as Senior Vice President, Worldwide Head of Oncology Research. He then served as the first Global Therapeutic Area Head for Oncology from 2009 to 2011, and then as Global Head, Janssen Research & Development from 2011 through 2018. From 2018 to 2022, he was Global Head, Johnson & Johnson Global External Innovation. In 2022, he became Executive Vice President, Chief External Innovation, Medical Safety and Global Public Health Officer, and a member of the Executive Committee. He is responsible for leading external sourcing and creation of transformational innovation to help Johnson & Johnson achieve its mission to improve human health utilizing the Company’s excellence in pharmaceuticals, medical devices and consumer products. He also has oversight over Global Public Health and the Office of the Chief Medical Officer.
(e)Dr. M. Mammen joined the Company in 2017 as Global Head of R&D at the Janssen Pharmaceutical Companies of Johnson & Johnson. Prior to joining Janssen in June 2017, Dr. Mammen was Senior Vice President at Merck Research Laboratories, responsible for research in the areas of Cardiovascular, Metabolic and Renal Diseases, Oncology/lmmuno-Oncology and Immunology. Prior to Merck, he led R&D at Theravance, a company he co-founded in the San Francisco Bay Area in 1997 based on his work at Harvard University. In 2022, he was named as Executive Vice President, Pharmaceuticals R&D, and a member of the Executive Committee. He is responsible for a team whose mission is to make transformational medicines with unequivocal benefit for patients worldwide, working across a wide range of therapeutic areas and biological pathways in the areas of: Oncology, Cardiovascular and Metabolic Disease, Retinal Disease, Pulmonary Hypertension, Immunology, Neuroscience and Infectious Disease and Vaccines. These Therapeutic Areas are fueled by world-class Global Functions in Discovery Sciences and Manufacturing, Regulatory Affairs, Development Operations and Data Science.
(f)Ms. A. McEvoy joined the Company in 1996 as Assistant Brand Manager of McNeil Consumer Health, a subsidiary of the Company, advancing through positions of increasing responsibilities until she was appointed Company Group Chairman, Vision Care in 2012, followed by Company Group Chairman, Consumer Medical Devices in 2014. In July 2018, Ms. McEvoy was promoted to Executive Vice President, Worldwide Chairman, Medical Devices, and became a member of the Executive Committee. Ms. McEvoy has responsibility for the surgery, orthopaedics, interventional solutions and eye health businesses across Ethicon, DePuy Synthes, Biosense Webster and Johnson & Johnson Vision.
(g)Mr. T. Mongon joined the Company in 2000 as Director of Marketing for the Vision Care group in France and subsequently held positions of increasing responsibility until he transitioned to the Pharmaceutical sector in 2012, as the Global Commercial Strategy Leader for the Neuroscience therapeutic area. In 2014, he joined the Consumer Health sector as Company Group Chairman Asia-Pacific. In 2019, he was promoted to Executive Vice President and Worldwide Chairman, Consumer Health, and became a member of the Executive Committee. Mr. Mongon has responsibility for the global development of Johnson & Johnson’s health and wellness products and solutions in beauty, OTC, oral care, baby care, women’s health, and wound care.
(h)Mr. J. Swanson rejoined the Company in 2019 as Chief Information Officer of Johnson & Johnson from Bayer Crop Science, where he served as a member of the Executive Leadership Team and as CIO and Head of Digital Transformation. From 1996 to 2005, Mr. Swanson held positions of increasing responsibility at the Company, including Project Manager, Director IT, Sr. Director IT and Vice President, Chief Information Officer. Mr. Swanson is

responsible for enhancing Johnson & Johnson’s business impact and shaping its direction through the strategic use of technology. Mr. Swanson, Executive Vice President, Chief Information Officer, joined the Executive Committee effective January 3, 2022.
(i)Ms. J. L. Taubert joined the Company in 2005 as Worldwide Vice President, and she held several executive positions of increasing responsibility in the Pharmaceutical sector. In 2012, she was appointed Company Group Chairman, North America Pharmaceuticals, and in 2015 became Company Group Chairman, The Americas, Pharmaceuticals. In July 2018, Ms. Taubert was promoted to Executive Vice President, Worldwide Chairman, Pharmaceuticals, and became a member of the Executive Committee. Ms. Taubert is responsible for the Pharmaceutical sector globally, including shaping the company’s strategy of transformational medical innovation and for successfully bringing to market critical new medicines that significantly improve the lives of patients living with cancer, immune-related diseases, cardiovascular disease, infectious diseases, pulmonary hypertension and serious mental illness.
(j)Mr. M. H. Ullmann joined the Company in 1989 as a corporate attorney in the Law Department. He was appointed Corporate Secretary in 1998 and served in that role until 2006.  During that time, he also held various management positions in the Law Department.  In 2006, he was named General Counsel, Medical Devices and Diagnostics and was appointed Vice President, General Counsel and became a member of the Executive Committee in 2012. In April 2016, Mr. Ullmann was named Executive Vice President, General Counsel. Mr. Ullmann has worldwide responsibility for legal, government affairs & policy, global security, aviation, healthcare compliance, global brand protection and privacy.
(k)Ms. K. E. Wengel joined the Company in 1988 as Project Engineer and Engineering Supervisor at Janssen, a subsidiary of the Company. During her tenure with the Company, she has held a variety of strategic leadership and executive positions across the global enterprise, in roles within operations, quality, engineering, new products, information technology, and other technical and business functions. In 2010, Ms. Wengel became the first Chief Quality Officer of the Company. In 2014, she was promoted to Vice President, Johnson & Johnson Supply Chain. In July 2018, she was promoted to Executive Vice President, Chief Global Supply Chain Officer, and became a member of the Executive Committee. Ms. Wengel has enterprise-wide responsibilities for Supply Chain, Quality & Compliance, Procurement, Engineering & Property Services, Environmental Health & Safety and Sustainability.
(l)Mr. J. J. Wolk joined the Company in 1998 as Finance Manager, Business Development for Ortho-McNeil, a subsidiary of the Company, and through the years held a variety of senior leadership roles in several segments and functions across the Company's subsidiaries, in Pharmaceuticals, Medical Devices and Supply Chain. From 2014 to 2016, he served as Vice President, Finance and Chief Financial Officer of the Janssen Pharmaceutical Companies of Johnson & Johnson. In 2016, Mr. Wolk became the Vice President, Investor Relations. In July 2018, he was appointed Executive Vice President, Chief Financial Officer and became a member of the Executive Committee. Mr. Wolk plays a strategic role in the overall management of the Company, and leads the development and execution of the Company's global long-term financial strategy.

PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
    As of February 10, 2022, there were 127,899 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 16 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2021. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 4, 2021 through October 31, 2021	549,068	$163.78	-	-
November 1, 2021 through November 28, 2021	100,000	163.23	-	-
November 29, 2021 through January 2, 2022	5,391,956	165.09	-	-
Total	6,041,024
(1)     During the fiscal fourth quarter of 2021, the Company repurchased an aggregate of 6,041,024 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased in open-market transactions as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 6. Reserved

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Organization and Business Segments
Description of the Company and Business Segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 141,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into three business segments: Consumer Health, Pharmaceutical and Medical Devices. The Consumer Health segment includes a broad range of products used in the Baby Care, Oral Care, Skin Health/Beauty, Over-the-Counter pharmaceutical, Women’s Health and Wound Care markets. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The Medical Devices segment includes a broad range of products used in the Orthopaedic, Surgery, Interventional Solutions (cardiovascular and neurovascular) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
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
The Company is broadly based in human healthcare, and is committed to creating value by developing accessible, high quality, innovative products and services. New products introduced within the past five years accounted for approximately 25% of 2021 sales. In 2021, $14.7 billion was invested in research and development reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly change the trajectory of health for humanity.
A critical driver of the Company’s success is the diversity of its 141,700 employees worldwide. Employees are empowered and inspired to lead with the Company’s Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company's purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Results of Operations
Analysis of Consolidated Sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2020 and 2019 see the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In 2021, worldwide sales increased 13.6% to $93.8 billion as compared to an increase of 0.6% in 2020. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2021	2020
Volume	12.9%	3.5%
Price	(0.7)	(2.3)
Currency	1.4	(0.6)
Total	13.6%	0.6%

The net impact of acquisitions and divestitures on the worldwide sales growth was a negative impact of 0.6% in 2021 and a negative impact of 0.3% in 2020.
Sales by U.S. companies were $47.2 billion in 2021 and $43.1 billion in 2020. This represents increases of 9.3% in 2021 and 2.5% in 2020. Sales by international companies were $46.6 billion in 2021 and $39.5 billion in 2020. This represents an increase of 18.2% in 2021 and a decrease of 1.3% in 2020.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 5.5%, 4.5% and 6.5%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 3.7%, 5.0% and 2.6%, respectively.
In 2021, sales by companies in Europe achieved growth of 24.3% as compared to the prior year, which included operational growth of 20.7% and a positive currency impact of 3.6%. Sales by companies in the Western Hemisphere (excluding the U.S.) achieved growth of 7.8% as compared to the prior year, which included operational growth of 7.3% and a positive currency impact of 0.5%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 14.1% as compared to the prior year, including operational growth of 11.4% and a positive currency impact of 2.7%.
The Company estimated that the inclusion of a 53rd week in the fiscal year 2020 results negatively impacted the 2021 comparative sales growth by approximately 1.0%. (See Note 1 to the Consolidated Financial Statements for Annual Closing Date details). While the additional week added a few days to sales, it also added a full week's worth of operating costs; therefore, the net earnings impact was negligible.
In 2021, the Company utilized three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues. In 2020, the Company had three wholesalers distributing products for all three segments that represented approximately 16.0%, 12.0% and 12.0% of the total consolidated revenues.

## 2021 Sales by Geographic Region (in billions)

$47.2
$17.3
$5.7
$23.6
Europe
Asia-Pacific, Africa
Western Hemisphere (ex. U.S.)
U.S.

Note: values may have been rounded

Analysis of Sales by Business Segments
Consumer Health Segment
Consumer Health segment sales in 2021 were $14.6 billion, an increase of 4.1% from 2020, which included 2.8% operational growth and a positive currency impact of 1.3%. U.S. Consumer Health segment sales were $6.5 billion, an increase of 2.4%. International sales were $8.1 billion, an increase of 5.6%, which included 3.1% operational growth and a positive currency impact of 2.5%. In 2021, acquisitions and divestitures had a net negative impact of 1.0% on the operational sales growth of the worldwide Consumer Health segment.
Major Consumer Health Franchise Sales:

			% Change
(Dollars in Millions)	2021	2020	’21 vs. ’20
OTC	$5,227	4,824	8.4%
Skin Health/Beauty	4,541	4,450	2.0
Oral Care	1,645	1,641	0.2
Baby Care	1,566	1,517	3.2
Women’s Health	917	901	1.8
Wound Care/Other	739	720	2.6
Total Consumer Health Sales	$14,635	14,053	4.1%

The OTC franchise sales of $5.2 billion increased 8.4% as compared to the prior year. Growth was primarily attributable to Analgesics, TYLENOL® and MOTRIN®, digestive health and the hydration benefit offering (ORSL).
The Skin Health/Beauty franchise sales of $4.5 billion increased 2.0% as compared to the prior year. Growth was primarily due to COVID-19 recovery, strong performance of NEUTROGENA® and AVEENO®, and eCommerce acceleration partially offset by the divestiture of DR. CI:LABO - Sedona business in Asia Pacific and external supply constraints.
The Oral Care franchise sales of $1.6 billion increased 0.2% as compared to the prior year. Market growth in the U.S. along with strong performance in the Asia Pacific region due to successful brand building and promotional campaigns and the positive impact of currency offset the negative impact of the floss divestiture and U.S. external supply constraints.
The Baby Care franchise sales of $1.6 billion increased 3.2% compared to the prior year. Growth was driven by AVEENO® Asia Pacific eCommerce strength, innovation and COVID-19 recovery.
The Women’s Health franchise sales of $0.9 billion increased 1.8% as compared to the prior year primarily driven by COVID-19 market recovery, favorable price and strong brand building in Asia Pacific partially offset by disruptions in Europe due to flooding.
The Wound Care/Other franchise sales of $0.7 billion increased 2.6% as compared to the prior year. Growth was due to strong performance of BAND-AID® Brand Adhesive Bandages in the U.S. partially offset by product discontinuations and competitive pressures in Asia Pacific.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a new, publicly traded company. The Company is targeting completion of the planned separation in 18 to 24 months after initial announcement.

Pharmaceutical Segment
Pharmaceutical segment sales in 2021 were $52.1 billion, an increase of 14.3% from 2020, which included operational growth of 13.1% and a positive currency impact of 1.2%. U.S. sales were $28.0 billion, an increase of 8.6%. International sales were $24.1 billion, an increase of 21.6%, which included 18.8% operational growth and a positive currency impact of 2.8%. In 2021, acquisitions and divestitures had a net negative impact of 0.5% on the operational sales growth of the worldwide Pharmaceutical segment. Adjustments to previous sales reserve estimates were approximately $0.7 billion and $0.6 billion in fiscal years 2021 and 2020, respectively.

Major Pharmaceutical Therapeutic Area Sales*:

			% Change
(Dollars in Millions)	2021	2020	’21 vs. ’20
Total Immunology	$16,750	15,055	11.3%
REMICADE®	3,190	3,747	(14.9)
SIMPONI®/SIMPONI ARIA®	2,276	2,243	1.4
STELARA®	9,134	7,707	18.5
TREMFYA®	2,127	1,347	57.9
Other Immunology	24	11	**
Total Infectious Diseases	5,861	3,574	64.0
COVID-19 VACCINE	2,385	—	**
EDURANT®/rilpivirine	994	964	3.1
PREZISTA®/ PREZCOBIX®/REZOLSTA®/SYMTUZA®	2,083	2,184	(4.6)
Other Infectious Diseases	399	427	(6.5)
Total Neuroscience	7,011	6,548	7.1
CONCERTA®/methylphenidate	667	622	7.3
INVEGA SUSTENNA®/XEPLION®/INVEGA TRINZA®/TREVICTA®	4,022	3,653	10.1
RISPERDAL CONSTA®	592	642	(7.7)
Other Neuroscience	1,729	1,632	6.0
Total Oncology	14,548	12,367	17.6
DARZALEX®	6,023	4,190	43.8
ERLEADA®	1,291	760	70.0
IMBRUVICA®	4,369	4,128	5.8
ZYTIGA® /abiraterone acetate	2,297	2,470	(7.0)
Other Oncology(1)	568	821	(30.8)
Total Pulmonary Hypertension	3,450	3,148	9.6
OPSUMIT®	1,819	1,639	11.0
UPTRAVI®	1,237	1,093	13.1
Other Pulmonary Hypertension	395	416	(5.0)
Total Cardiovascular / Metabolism / Other	4,460	4,878	(8.6)
XARELTO®	2,438	2,345	4.0
INVOKANA®/ INVOKAMET®	563	795	(29.3)
PROCRIT®/EPREX®	479	552	(13.3)
Other	981	1,186	(17.3)
Total Pharmaceutical Sales	$52,080	45,572	14.3%
*Certain prior year amounts have been reclassified to conform to current year presentation
** Percentage greater than 100% or not meaningful
(1) Inclusive of VELCADE® which was previously disclosed separately

Immunology products achieved sales of $16.8 billion in 2021, representing an increase of 11.3% as compared to the prior year driven by strong uptake of STELARA® (ustekinumab) in Crohn's disease and Ulcerative Colitis and strength in TREMFYA® (guselkumab) in Psoriasis and uptake in Psoriatic Arthritis. This was partially offset by lower sales of REMICADE® (infliximab) due to biosimilar competition.
Biosimilar versions of REMICADE® have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE®.
The latest expiring United States patent for STELARA® (ustekinumab) will expire in September 2023. STELARA® (ustekinumab) U.S. sales in fiscal 2021 were approximately $5.9 billion. The expiration of a product patent or loss of market exclusivity is likely to result in a reduction in sales.
Infectious disease products achieved sales of $5.9 billion in 2021, representing an increase of 64.0% as compared to the prior year. Growth was primarily driven by the contribution of the COVID-19 vaccine. This was partially offset by lower sales of PREZISTA® and PREZCOBIX®/REZOLSTA® (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA® in certain countries outside the U.S.
Neuroscience products achieved sales of $7.0 billion, representing an increase of 7.1% as compared to the prior year. Paliperidone long-acting injectables growth was driven by sales of INVEGA SUSTENNA®/XEPLION® (paliperidone palmitate) and INVEGA TRINZA®/TREVICTA® from new patient starts and persistence as well as the launch of INVEGA HAFYERA™.
Oncology products achieved sales of $14.5 billion in 2021, representing an increase of 17.6% as compared to the prior year. Contributors to the growth were strong sales of DARZALEX® (daratumumab) driven by continued strong market growth, share gains in all regions and solid uptake of the subcutaneous formulation launched in 2020; the continued global launch uptake of ERLEADA® (apalutamide) and IMBRUVICA® (ibrutinib) growth primarily driven by market and continued share leadership. The growth of IMBRUVICA® (ibrutinib) was partially offset by competitive pressures from novel oral agents and COVID-19 related market dynamics including delays in new patient starts.
Pulmonary Hypertension products achieved sales of $3.5 billion, representing an increase of 9.6% as compared to the prior year. Sales growth of OPSUMIT® (macitentan) and UPTRAVI® (selexipag) were due to continued share gains and market growth.
Cardiovascular/Metabolism/Other products sales were $4.5 billion, a decline of 8.6% as compared to the prior year. The decline was primarily attributable to lower sales of INVOKANA®/INVOKAMET® (canagliflozin) due to share erosion and PROCRIT®/ EPREX® (epoetin alfa) due to biosimilar competition.

During 2021, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
BYANNLI®	Maintenance Treatment of Schizophrenia in Adults		•
CABENUVA (rilpivirine and cabotegravir)	HIV treatment for use every two months			•
COVID-19 Vaccine	COVID-19 Emergency Use	•	•
COVID-19 Vaccine Booster Shot	COVID-19 Emergency Use	•	•
DARZALEX® (daratumumab)	Subcutaneous (SC) formulation Treatment for Newly Diagnosed Systemic Light Chain Amyloidosis and Gains an Additional Approval in Pre-Treated Multiple Myeloma		•
DARZALEX FASPRO® (daratumumab and hyaluronidase-fihj)	Combination with Carfilzomib and Dexamethasone for Patients with Multiple Myeloma After First or Subsequent Relapse	•
INVEGA HAFYERA (paliperidone palmitate)	First and Only Twice-Yearly Treatment for Adults with Schizophrenia	•
PONVORY (Ponesimod)	Treatment of Adults with Relapsing Forms of Multiple Sclerosis with Active Disease Defined by Clinical or Imaging Features		•
PONVORY (Ponesimod)	Oral Treatment for Adults with Relapsing Multiple Sclerosis	•
RYBREVANT (amivantamab-vmjw)	Treatment for Patients with Non-Small Cell Lung Cancer with EGFR Exon 20 Insertion Mutations	•
SPRAVATO® (esketamine)	Rapid reduction of depressive symptoms in a psychiatric emergency for patients with major depressive disorder		•
STELARA® (ustekinumab)	Treatment of Pediatric Patients with Juvenille Psoriatic Arthritis			•
Teclistamab	Treatment of Patients with Relapsed or Refractory Multiple Myeloma			•
UPTRAVI® (selexipag)	Intravenous Use in Adult Patients with Pulmonary Arterial Hypertension (PAH)	•
XARELTO® (rivaroxaban)	Help Prevent and Treat Blood Clots in Pediatric Patients	•		•
XARELTO® (rivaroxaban)	Expanded Peripheral Artery Disease (PAD) Indication to Include Patients After Lower-Extremity Revascularization (LER)	•

Medical Devices Segment
The Medical Devices segment sales in 2021 were $27.1 billion, an increase of 17.9% from 2020, which included operational growth of 16.2% and a positive currency impact of 1.7%. U.S. sales were $12.7 billion, an increase of 14.9% as compared to the prior year. International sales were $14.4 billion, an increase of 20.6% as compared to the prior year, which included operational growth of 17.3% and a positive currency impact of 3.3%. In 2021, the net impact of acquisitions and divestitures on the Medical Devices segment worldwide operational sales growth was a negative 0.6% primarily due to the divestiture of Advanced Sterilization Products (ASP). The Company has seen a market recovery in global procedural volumes in the Medical Devices segment as compared to the prior year which had significant negative impacts from COVID-19. This procedural volume recovery is the primary driver of sales and earnings growth as compared to the prior year.
Major Medical Devices Franchise Sales:

			% Change
(Dollars in Millions)	2021	2020	’21 vs. ’20
Surgery	$9,812	8,232	19.2%
Advanced	4,622	3,839	20.4
General	5,190	4,392	18.1
Orthopaedics	8,588	7,763	10.6
Hips	1,485	1,280	16.0
Knees	1,325	1,170	13.3
Trauma	2,885	2,614	10.4
Spine, Sports & Other	2,893	2,699	7.2
Vision	4,688	3,919	19.6
Contact Lenses/Other	3,440	2,994	14.9
Surgical	1,248	925	34.9
Interventional Solutions	3,971	3,046	30.4
Total Medical Devices Sales	$27,060	22,959	17.9%

The Surgery franchise achieved sales of $9.8 billion in 2021 representing an increase of 19.2% from 2020. The growth in Advanced Surgery was primarily driven by Endocutter, Biosurgery and Energy products attributable to market recovery, market expansion and the success of new products offsetting competitive pressures in the U.S. The growth in General Surgery was primarily driven by market recovery and the continued strength of the suture portfolio partially offset by the impact of the ASP divestiture in the prior year.
The Orthopaedics franchise achieved sales of $8.6 billion in 2021, representing an increase of 10.6% from 2020. The growth in hips reflects the market recovery combined with continued strength of the portfolio including the ACTIS® stem and enabling technologies – KINCISE™ and VELYS™ Hip Navigation. The growth in knees was primarily driven by procedure recovery and new product introductions. The growth in Trauma was driven by global market recovery and uptake of new products. The growth in Spine, Sports & Other was primarily driven by procedure recovery and new product introductions.
The Vision franchise achieved sales of $4.7 billion in 2021, representing an increase of 19.6% from 2020. The Contact Lenses/Other operational growth was due to market recovery and market share gains from new products. Surgical Vision operational growth was primarily due to market recovery and uptake of recently launched products.
The Interventional Solutions franchise achieved sales of $4.0 billion in 2021, an increase of 30.4% from 2020. Growth in the electrophysiology and stroke businesses were driven by market recovery and success of new products and commercial strategies.

Beginning in the fiscal first quarter of 2022, the Medical Devices segment will be referred to as the MedTech segment.

Analysis of Consolidated Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income was $22.8 billion and $16.5 billion for the years 2021 and 2020, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 24.3% and 20.0%, in 2021 and 2020, respectively.

(Dollars in billions. Percentages in chart are as a percent to total sales)

Cost of Products Sold and Selling, Marketing and Administrative Expenses:

(Dollars in billions. Percentages in chart are as a percent to total sales)

Cost of products sold decreased as a percent to sales driven by:
•Non-recurring prior year COVID-19 production related slow-downs and related inventory impacts
•Fixed cost deleveraging in the Medical Devices business in the fiscal 2020
•Favorable mix within the Pharmaceutical business as well as at the enterprise level with a higher percentage of sales coming from the Pharmaceutical business
•Supply chain efficiencies in the Consumer Health segment
The intangible asset amortization expense included in cost of products sold was $4.7 billion for both fiscal years 2021 and 2020.

Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Leveraging in the Medical Devices business resulting from the recovery of sales from the prior years impact of COVID-19
Partially offset by:
•Increased brand marketing expenses in the Consumer Health business

Research and Development Expense:
Research and development expense by segment of business was as follows:

	2021		2020
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Consumer Health	$455	3.1%	$422	3.0%
Pharmaceutical	11,882	22.8	9,563	21.0
Medical Devices	2,377	8.8	2,174	9.5
Total research and development expense	$14,714	15.7%	$12,159	14.7%
Percent increase/(decrease) over the prior year	21.0%		7.1%
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
Research and Development increased as a percent to sales primarily driven by:
•General portfolio progression in the Pharmaceutical business
•COVID-19 vaccine expenses, net of governmental reimbursements

In-Process Research and Development (IPR&D): In fiscal year 2021, the Company recorded a partial IPR&D charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019. The impairment charge was calculated based on revisions to the discounted cash flow valuation model reflecting a delay of first in human procedures of approximately two years from the initial acquisition model assumption of the second half of 2022. The Company will continue to monitor the remaining $1.5 billion Ottava platform intangible asset as development program activities are ongoing. In fiscal year 2020, the Company recorded an IPR&D charge of $0.2 billion primarily related to a partial impairment due to timing and progression of one of the digital surgery platforms acquired with the Auris Health acquisition.

On January 28, 2022, subsequent to the fiscal year 2021, additional information regarding efficacy became available which led the Company to the decision to terminate the development of bermekimab for Atopic Dermatitis (AD). The Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS). The impairment charge is related to the AD indication and is a nonrecognized subsequent event and will be reflected in the first quarter 2022 financial statements. The Company acquired all rights to bermekimab from XBiotech, Inc. in fiscal year 2020.

Other (Income) Expense, Net: Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), unrealized gains and losses on investments, income and losses associated with certain employee benefit programs, gains and losses on divestitures, certain transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, as well as royalty income.

Other (income) expense, net for the fiscal year 2021 was favorable by $2.4 billion as compared to the prior year primarily due to the following:

(Dollars in Billions)(Income)/Expense	2021	2020	Change
Litigation expense(1)	$2.3	5.1	(2.8)
Acquisition, Integration and Divestiture related(2)	(0.5)	(1.1)	0.6
(Gains)/losses on securities	(0.5)	(0.5)	0.0
Restructuring related	0.1	0.1	0.0
Employee benefit plan related	(0.6)	(0.4)	(0.2)
Other(3)	(0.3)	(0.3)	—
Total Other (Income) Expense, Net	$0.5	2.9	(2.4)
(1)2021 is primarily related to talc and Risperdal. 2020 is primarily related to talc and the opioid litigation settlement.
(2)2021 is primarily related to divestiture gains of two pharmaceutical brands outside the U.S.
2020 is primarily driven by a contingent consideration reversal of approximately $1.1 billion related to the timing of certain developmental milestones associated with the Auris Health acquisition.
(3)2021 includes Consumer Health separation costs of $0.1 billion. Costs in future years are expected to be significantly higher.

Interest (Income) Expense: The fiscal year 2021 included net interest expense of $130 million as compared to $90 million net interest expense in the fiscal year 2020. This was primarily due to lower rates of interest earned on cash balances and a higher average debt balance, partially offset by the benefit from net investment hedging. Cash, cash equivalents and marketable securities totaled $31.6 billion at the end of 2021, and averaged $28.4 billion as compared to the cash, cash equivalents and marketable securities total of $25.2 billion and $22.2 billion average cash balance in 2020. The total debt balance at the end of 2021 was $33.8 billion with an average debt balance of $34.5 billion as compared to $35.3 billion at the end of 2020 and an average debt balance of $31.5 billion.
Income Before Tax by Segment
Income (loss) before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2021	2020	2021	2020	2021	2020
Consumer Health	$1,294	(1,064)	14,635	14,053	8.8%	(7.6)
Pharmaceutical	18,181	15,462	52,080	45,572	34.9	33.9
Medical Devices	4,373	3,044	27,060	22,959	16.2	13.3
Total (1)	23,848	17,442	93,775	82,584	25.4	21.1
Less: Net expense not allocated to segments (2)	1,072	945
Earnings before provision for taxes on income	$22,776	16,497	93,775	82,584	24.3%	20.0

(1)See Note 17 to the Consolidated Financial Statements for more details.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.
Consumer Health Segment:
In 2021, the Consumer Health segment income before tax as a percent of sales was 8.8% versus a loss before tax of 7.6% in 2020. The increase in the income before tax as a percent of sales was primarily driven by the following:
•2021 litigation expense includes $1.6 billion of talc expenses; 2020 includes $3.9 billion of talc expenses
•Supply chain efficiencies
partially offset by:
•Increased brand marketing expenses and commodity inflation
Pharmaceutical Segment:
In 2021, the Pharmaceutical segment income before tax as a percent to sales was 34.9% versus 33.9% in 2020. The increase in the income before tax as a percent of sales was primarily driven by the following:
•Divestiture gains of $0.6 billion related to two pharmaceutical brands outside the U.S. in fiscal 2021
•2021 litigation expense includes $0.6 billion primarily related to Risperdal; 2020 includes $0.8 billion primarily related to the opioid litigation settlement partially offset by:
•Research & Development investment in the COVID-19 vaccine net of governmental reimbursements and general portfolio progression

Medical Devices Segment: In 2021, the Medical Devices segment income before tax as a percent to sales was 16.2% versus 13.3% in 2020. The increase in the income before tax as a percent to sales was primarily driven by the following:
•Recovery of prior year COVID-19 production related slow downs and related inventory impacts
•Overall expense leveraging resulting from the Medical Devices sales recovery
•Litigation expense of $0.1 billion in 2021 vs. $0.3 billion in 2020 partially offset by:
•A contingent consideration reversal of approximately $1.1 billion in the fiscal 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition
•A higher IPR&D charge of $0.7 billion ($0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019)

Restructuring: In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network.  Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by the end of 2022. The Company expects to record pre-tax restructuring charges of approximately $2.1 to $2.3 billion. The Company estimates that approximately 70% of the cumulative pre-tax costs will result in cash outlays. In 2021, the Company recorded a pre-tax charge of $0.5 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.1 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $1.8 billion have been recorded since the restructuring was announced. The program is set to be completed at the end of 2022.

See Note 20 to the Consolidated Financial Statements for additional details related to the restructuring programs.

Provision for Taxes on Income: The worldwide effective income tax rate was 8.3% in 2021 and 10.8% in 2020.

For discussion related to the fiscal 2021 provision for taxes refer to Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity & Cash Flows
Cash and cash equivalents were $14.5 billion at the end of 2021 as compared to $14.0 billion at the end of 2020.
The primary sources and uses of cash that contributed to the $0.5 billion increase were:

(Dollars In Billions)
$14.0	Q4 2020 Cash and cash equivalents balance
23.4	cash generated from operating activities
(8.7)	net cash used by investing activities
(14.0)	net cash used by financing activities
(0.2)	effect of exchange rate and rounding
$14.5	Q4 2021 Cash and cash equivalents balance

In addition, the Company had $17.1 billion in marketable securities at the end of fiscal year 2021 and $11.2 billion at the end of fiscal year 2020. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.

Cash flow from operations of $23.4 billion was the result of:

(Dollars In Billions)
$20.9	Net Earnings
6.8	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision, net gain on sale of assets/businesses and credit losses and accounts receivable allowances
(1.1)	a decrease in current and non-current liabilities
2.4	an increase in accounts payable and accrued liabilities
(5.6)	an increase in accounts receivable, inventories and other current and non-current assets
$23.4	Cash Flow from operations

Investing activities use of $8.7 billion of cash was primarily used for:

(Dollars In Billions)
$(3.7)	additions to property, plant and equipment
(5.4)	net purchases of investments
0.7	proceeds from the disposal of assets/businesses, net
0.2	Credit support agreements activity, net
(0.1)	acquisitions
(0.4)	other (primarily licenses and milestones) and rounding
$(8.7)	Net cash used for investing activities

Financing activities use of $14.0 billion of cash was primarily used for:

(Dollars In Billions)
$(11.0)	dividends to shareholders
(3.5)	repurchase of common stock for employee share programs
(1.0)	net repayment from short and long term debt
1.0	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.3	Credit support agreements activity, net
0.2	other and rounding
$(14.0)	Net cash used for financing activities

As of January 2, 2022, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of January 2, 2022, the net debt position was $2.1 billion as compared to the prior year of $10.1 billion. There was a decrease in the net debt position due to repayment of debt and an increase in cash, cash equivalents, and marketable securities generating from operations. The debt balance at the end of 2021 was $33.8 billion as compared to $35.3 billion in 2020. Considering recent market conditions and the on-going COVID-19 crisis, the Company has evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's approximate $1.1 billion in contractual supply commitments associated with its development of the COVID-19 vaccine, the opioid litigation settlement for $5.0 billion and the establishment of the $2.0 billion trust for talc related liabilities (See Note 19 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. Effective beginning in fiscal 2022, the U.S. Tax Cuts and Job Act of 2017 currently requires the Company to deduct U.S. and international research and development expenditures for tax purposes over 5 to 15 years, instead of in the current fiscal year. As a result, the Company is expecting an increase in annual cash tax payments to the U.S Treasury of an incremental $1.0 to 1.5 billion beginning in fiscal 2022. The Company will concurrently record a deferred tax benefit for the future amortization of the research and development (R&D) for tax purposes and therefore, the Company is not expecting a significant impact to its effective tax rate related to this change. The requirement to expense R&D as incurred is unchanged for U.S. GAAP purposes and the impact to pre-tax R&D expense is not affected by this provision. Additionally, as a result of the Tax Cuts and Jobs Act (TCJA), the Company has access to its cash outside the U.S. at a significantly reduced cost. During the fiscal third quarter of

2021, in accordance with the terms of the agreement associated with the acquisition of Actelion, the Company's undrawn credit facility with Idorsia was terminated.

The following table summarizes the Company’s material contractual obligations and their aggregate maturities as of January 2, 2022: To satisfy these obligations, the Company intends to use cash from operations.

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Total
2022	$812	2,131	909	3,852
2023	1,522	1,551	893	3,966
2024	2,029	1,518	843	4,390
2025	2,536	1,732	789	5,057
2026	—	1,995	744	2,739
After 2026	—	23,189	8,786	31,975
Total	$6,899	32,116	12,964	51,979

For tax matters, see Note 8 to the Consolidated Financial Statements. The table does not include activity related to business combinations or the Company’s approximate $1.1 billion in contractual supply commitments associated with its development of a COVID-19 vaccine.
Financing and Market Risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the January 2, 2022 market rates would increase the unrealized value of the Company’s forward contracts by $0.1 billion. Conversely, a 10% depreciation of the U.S. Dollar from the January 2, 2022 market rates would decrease the unrealized value of the Company’s forward contracts by $0.1 billion. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $2.2 billion. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by approximately $0.1 billion.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2021, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 8, 2022. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
Total borrowings at the end of 2021 and 2020 were $33.8 billion and $35.3 billion, respectively. The decrease in borrowings was due to the repayment of debt. In 2021, net debt (cash and current marketable securities, net of debt) was $2.1 billion compared to net debt of $10.1 billion in 2020. Total debt represented 31.3% of total capital (shareholders’ equity and total debt) in 2021 and 35.8% of total capital in 2020. Shareholders’ equity per share at the end of 2021 was $28.16 compared to $24.04 at year-end 2020.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.

Dividends
The Company increased its dividend in 2021 for the 59th consecutive year. Cash dividends paid were $4.19 per share in 2021 and $3.98 per share in 2020.

On January 4, 2022, the Board of Directors declared a regular cash dividend of $1.06 per share, payable on March 8, 2022 to shareholders of record as of February 22, 2022.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of January 2, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the year ended January 2, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Revenue Recognition: The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers. The Company's global payment terms are typically between 30 to 90 days. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns, discounts to customers and governmental clawback provisions are accounted for as variable consideration and recorded as a reduction in sales.
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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer Health and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal years 2021 and 2020.
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

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended January 2, 2022 and January 3, 2021.

Consumer Health Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2021
Accrued rebates (1)	$289	893	(895)	287
Accrued returns	76	136	(136)	76
Accrued promotions	428	1,958	(1,999)	387
Subtotal	$793	2,987	(3,030)	750
Reserve for doubtful accounts	39	0	(7)	32
Reserve for cash discounts	12	213	(210)	15
Total	$844	3,200	(3,247)	797

2020
Accrued rebates(1)	$284	793	(788)	289
Accrued returns	63	138	(125)	76
Accrued promotions	487	1,988	(2,047)	428
Subtotal	$834	2,919	(2,960)	793
Reserve for doubtful accounts	35	7	(3)	39
Reserve for cash discounts	17	201	(206)	12
Total	$886	3,127	(3,169)	844
(1)Includes reserve for customer rebates of $80 million at January 2, 2022 and $66 million at January 3, 2021, recorded as a contra asset.

Pharmaceutical Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits(2)	Balance at End of Period
2021
Accrued rebates (1)	$9,837	37,922	(37,428)	10,331
Accrued returns	460	345	(285)	520
Accrued promotions	6	13	(16)	3
Subtotal	10,303	38,280	(37,729)	10,854
Reserve for doubtful accounts	52	18	(20)	50
Reserve for cash discounts	70	1,163	(1,139)	94
Total	10,425	39,461	(38,888)	10,998

2020
Accrued rebates (1)	$9,013	32,415	(31,591)	9,837
Accrued returns	500	233	(273)	460
Accrued promotions	5	10	(9)	6
Subtotal	$9,518	32,658	(31,873)	10,303
Reserve for doubtful accounts	36	24	(8)	52
Reserve for cash discounts	65	1,034	(1,029)	70
Total	$9,619	33,716	(32,910)	10,425
(1)Includes reserve for customer rebates of $218 million at January 2, 2022 and $174 million at January 3, 2021, recorded as a contra asset.
(2)Includes prior period adjustments
Medical Devices Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2021
Accrued rebates(1)	$1,174	5,942	(5,670)	1,446
Accrued returns	138	559	(563)	134
Accrued promotions	52	140	(138)	54
Subtotal	1,364	6,641	(6,371)	1,634
Reserve for doubtful accounts	202	12	(66)	148
Reserve for cash discounts	9	96	(95)	10
Total	1,575	6,749	(6,532)	1,792

2020
Accrued rebates(1)	$1,013	5,144	(4,983)	1,174
Accrued returns	118	578	(558)	138
Accrued promotions	46	118	(112)	52
Subtotal	$1,177	5,840	(5,653)	1,364
Reserve for doubtful accounts	155	95	(48)	202
Reserve for cash discounts	10	88	(89)	9
Total	$1,342	6,023	(5,790)	1,575
(1)Includes reserve for customer rebates of $845 million at January 2, 2022 and $707 million at January 3, 2021, recorded as a contra asset.

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
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.7 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
See Note 1 and Note 8 to the Consolidated Financial Statements for further information regarding income taxes.
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
Employee Benefit Plans: The Company sponsors various retirement and pension plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. These plans are based on assumptions for the discount rate, expected return on plan assets, mortality rates, expected salary increases, healthcare cost trend rates and attrition rates. See Note 10 to the Consolidated Financial Statements for further details on these rates.
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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of January 2, 2022.

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
•Supply Chain: The Company continues to leverage its global manufacturing footprint and dual-source capabilities while closely monitoring and maintaining critical inventory at major distribution centers away from high-risk areas to help ensure adequate and effective distribution.
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
In fiscal 2020 and 2021, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. Amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $1.1 billion are reflected in the prepaid expenses and other, other assets, accrued liabilities and other liabilities accounts in the Company's consolidated balance sheet upon execution of each agreement. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.
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
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of healthcare. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2011 - 2021, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for healthcare products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. The Company has accounted for operations in Argentina and Venezuela as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. This did not have a material impact to the Company's results in the period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2021 would have increased or decreased the translation of foreign sales by approximately $0.5 billion and net income by approximately $0.2 billion.
Governments around the world consider various proposals to make changes to tax laws, which may include increasing or decreasing existing statutory tax rates. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. A change in statutory tax rate in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted.  This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings.  The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.
The Company faces various worldwide healthcare changes that may continue to result in pricing pressures that include healthcare cost containment and government legislation relating to sales, promotions and reimbursement of healthcare products.

Changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing healthcare insurance coverage, as a result of the current global economic downturn, may continue to impact the Company’s businesses.
The Company also operates in an environment increasingly hostile to intellectual property rights. Firms have filed Abbreviated New Drug Applications or Biosimilar Biological Product Applications with the U.S. FDA or otherwise challenged the coverage and/or validity of the Company's patents, seeking to market generic or biosimilar forms of many of the Company’s key pharmaceutical products prior to expiration of the applicable patents covering those products. In the event the Company is not successful in defending the patent claims challenged in the resulting lawsuits, generic or biosimilar versions of the products at issue will be introduced to the market, resulting in the potential for substantial market share and revenue losses for those products, and which may result in a non-cash impairment charge in any associated intangible asset. There is also a risk that one or more competitors could launch a generic or biosimilar version of the product at issue following regulatory approval even though one or more valid patents are in place.
Legal Proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability, intellectual property, commercial, employment, indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of January 2, 2022, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
See Note 19 to the Consolidated Financial Statements included in Item 8 of this report for further information regarding legal proceedings.
Common Stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 10, 2022, there were 127,899 record holders of Common Stock of the Company.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Audited Consolidated Financial Statements
41	Consolidated Balance Sheets
42	Consolidated Statements of Earnings
43	Consolidated Statements of Comprehensive Income
44	Consolidated Statements of Equity
45	Consolidated Statements of Cash Flows
47	Notes to Consolidated Financial Statements
103	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
106	Management’s Report on Internal Control Over Financial Reporting

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At January 2, 2022 and January 3, 2021
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2021	2020
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$14,487	13,985
Marketable securities (Notes 1 and 2)	17,121	11,200
Accounts receivable trade, less allowances for doubtful accounts $230 (2020, $293)	15,283	13,576
Inventories (Notes 1 and 3)	10,387	9,344
Prepaid expenses and other receivables	3,701	3,132
Total current assets	60,979	51,237
Property, plant and equipment, net (Notes 1 and 4)	18,962	18,766
Intangible assets, net (Notes 1 and 5)	46,392	53,402
Goodwill (Notes 1 and 5)	35,246	36,393
Deferred taxes on income (Note 8)	10,223	8,534
Other assets	10,216	6,562
Total assets	$182,018	174,894
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$3,766	2,631
Accounts payable	11,055	9,505
Accrued liabilities	13,612	13,968
Accrued rebates, returns and promotions	12,095	11,513
Accrued compensation and employee related obligations	3,586	3,484
Accrued taxes on income (Note 8)	1,112	1,392
Total current liabilities	45,226	42,493
Long-term debt (Note 7)	29,985	32,635
Deferred taxes on income (Note 8)	7,487	7,214
Employee related obligations (Notes 9 and 10)	8,898	10,771
Long-term taxes payable (Note 1)	5,713	6,559
Other liabilities	10,686	11,944
Total liabilities	107,995	111,616
Commitments and Contingencies (Note 19)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(13,058)	(15,242)
Retained earnings	123,060	113,890
	113,122	101,768
Less: common stock held in treasury, at cost (Note 12) (490,878,000 shares and 487,331,000 shares)	39,099	38,490
Total shareholders’ equity	74,023	63,278
Total liabilities and shareholders’ equity	$182,018	174,894
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2021	2020	2019
Sales to customers	$93,775	82,584	82,059
Cost of products sold	29,855	28,427	27,556
Gross profit	63,920	54,157	54,503
Selling, marketing and administrative expenses	24,659	22,084	22,178
Research and development expense	14,714	12,159	11,355
In-process research and development (Note 5)	900	181	890
Interest income	(53)	(111)	(357)
Interest expense, net of portion capitalized (Note 4)	183	201	318
Other (income) expense, net	489	2,899	2,525
Restructuring (Note 20)	252	247	266
Earnings before provision for taxes on income	22,776	16,497	17,328
Provision for taxes on income (Note 8)	1,898	1,783	2,209
Net earnings	$20,878	14,714	15,119

Net earnings per share (Notes 1 and 15)
Basic	$7.93	5.59	5.72
Diluted	$7.81	5.51	5.63
Average shares outstanding (Notes 1 and 15)
Basic	2,632.1	2,632.8	2,645.1
Diluted	2,674.0	2,670.7	2,684.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions) (Note 1)

	2021	2020	2019
Net earnings	$20,878	14,714	15,119

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,079)	(233)	164

Securities:
Unrealized holding gain (loss) arising during period	(4)	1	—
Reclassifications to earnings	—	—	—
Net change	(4)	1	—

Employee benefit plans:
Prior service credit (cost), net of amortization	(169)	1,298	(18)
Gain (loss), net of amortization	4,318	(1,135)	(714)
Effect of exchange rates	106	(229)	(1)
Net change	4,255	(66)	(733)

Derivatives & hedges:
Unrealized gain (loss) arising during period	(199)	1,000	(107)
Reclassifications to earnings	(789)	(53)	7
Net change	(988)	947	(100)

Other comprehensive income (loss)	2,184	649	(669)

Comprehensive income	$23,062	15,363	14,450

The tax effects in other comprehensive income for the fiscal years 2021, 2020 and 2019 respectively: Foreign Currency Translation; $346 million, $536 million and $19 million; Securities: $1 million in 2021, Employee Benefit Plans: $1,198 million, $21 million and $222 million, Derivatives & Hedges: $263 million, $252 million and $27 million.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions) (Note 1)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 30, 2018	$59,752	106,216	(15,222)	3,120	(34,362)
Net earnings	15,119	15,119
Cash dividends paid ($3.75 per share)	(9,917)	(9,917)
Employee compensation and stock option plans	1,933	(758)			2,691
Repurchase of common stock	(6,746)				(6,746)
Other	(1)	(1)
Other comprehensive income (loss), net of tax	(669)		(669)
Balance, December 29, 2019	59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	14,714	14,714
Cash dividends paid ($3.98 per share)	(10,481)	(10,481)
Employee compensation and stock option plans	2,217	(931)			3,148
Repurchase of common stock	(3,221)				(3,221)
Other	(71)	(71)
Other comprehensive income (loss), net of tax	649		649
Balance, January 3, 2021	63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	20,878	20,878
Cash dividends paid ($4.19 per share)	(11,032)	(11,032)
Employee compensation and stock option plans	2,171	(676)			2,847
Repurchase of common stock	(3,456)				(3,456)
Other comprehensive income (loss), net of tax	2,184		2,184
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions) (Note 1)

	2021	2020	2019
Cash flows from operating activities
Net earnings	$20,878	14,714	15,119
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	7,390	7,231	7,009
Stock based compensation	1,135	1,005	977
Asset write-downs	989	233	1,096
Contingent consideration reversal	—	(1,148)	—
Net gain on sale of assets/businesses	(617)	(111)	(2,154)
Deferred tax provision	(2,079)	(1,141)	(2,476)
Credit losses and accounts receivable allowances	(48)	63	(20)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/Decrease in accounts receivable	(2,402)	774	(289)
Increase in inventories	(1,248)	(265)	(277)
Increase in accounts payable and accrued liabilities	2,437	5,141	4,060
Increase in other current and non-current assets	(1,964)	(3,704)	(1,054)
(Decrease)/Increase in other current and non-current liabilities	(1,061)	744	1,425
Net cash flows from operating activities	23,410	23,536	23,416
Cash flows from investing activities
Additions to property, plant and equipment	(3,652)	(3,347)	(3,498)
Proceeds from the disposal of assets/businesses, net	711	305	3,265
Acquisitions, net of cash acquired (Note 18)	(60)	(7,323)	(5,810)
Purchases of investments	(30,394)	(21,089)	(3,920)
Sales of investments	25,006	12,137	3,387
Credit support agreements activity, net	214	(987)	338
Other (primarily licenses and milestones)	(508)	(521)	44
Net cash used by investing activities	(8,683)	(20,825)	(6,194)
Cash flows from financing activities
Dividends to shareholders	(11,032)	(10,481)	(9,917)
Repurchase of common stock	(3,456)	(3,221)	(6,746)
Proceeds from short-term debt	1,997	3,391	39
Repayment of short-term debt	(1,190)	(2,663)	(100)
Proceeds from long-term debt, net of issuance costs	5	7,431	3
Repayment of long-term debt	(1,802)	(1,064)	(2,823)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,036	1,114	954
Credit support agreements activity, net	281	(333)	100
Other	114	(294)	475
Net cash used by financing activities	(14,047)	(6,120)	(18,015)
Effect of exchange rate changes on cash and cash equivalents	(178)	89	(9)
Increase/(Decrease) in cash and cash equivalents	502	(3,320)	(802)
Cash and cash equivalents, beginning of year (Note 1)	13,985	17,305	18,107
Cash and cash equivalents, end of year (Note 1)	$14,487	13,985	17,305

Supplemental cash flow data
Cash paid during the year for:
Interest	$990	904	995
Interest, net of amount capitalized	941	841	925
Income taxes	4,768	4,619	4,191

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$1,811	1,937	1,736
Conversion of debt	—	27	1

Acquisitions
Fair value of assets acquired	$61	7,755	7,228
Fair value of liabilities assumed and noncontrolling interests	(1)	(432)	(1,418)
Net cash paid for acquisitions (Note 18)	$60	7,323	5,810
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
Description of the Company and Business Segments
The Company has approximately 141,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
The Company is organized into three business segments: Consumer Health, Pharmaceutical and Medical Devices. The Consumer Health segment includes a broad range of products used in the Baby Care, Oral Care, Skin Health/Beauty, Over-the-Counter pharmaceutical, Women’s Health and Wound Care markets. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on six therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The Medical Devices segment includes a broad range of products used in the Orthopaedic, Surgery, Interventional Solutions (cardiovascular and neurovascular) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a new, publicly traded company. The Company is targeting completion of the planned separation in 18 to 24 months after initial announcement.

New Accounting Standards
Recently Adopted Accounting Standards

There were no new material accounting standards adopted in fiscal 2021.

Recently Issued Accounting Standards
Not Adopted as of January 2, 2022
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There were no new material accounting standards issued in fiscal 2021 that impacted the Company.

ASU 2021-01: Reference Rate Reform
In mid- 2017, the Financial Conduct Authority (FCA) announced that it will no longer require banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021 hence market participants should work to transition to alternative reference rates (Reference Rate Reform) and should not rely on LIBOR being available after the end of 2021. Reference rate reform is the term used to refer to the efforts that have been undertaken by regulators and other market participants to introduce new reference rates that are based on a larger and more liquid population of observable transactions. The Company evaluated the implications of reference rate reform and applicable financial reporting guidance in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting on its key financial and commercial contracts that referenced LIBOR including any hedging relationships. Most contracts reviewed will mature prior to the termination of LIBOR or will be modified to apply a new reference rate (primarily the Secured Overnight Financing Rate “SOFR” where applicable). The company also applied available practical expedients under ASC 848 to in scope financial and commercial contracts that previously referenced LIBOR when applicable. As a result, the Company's implementation of any reference rate reform provisions to commercial and financial contracts did not result in any material change for the Company.
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
Revenue Recognition
The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers. The Company's global payment terms are typically between 30 to 90 days. Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns, discounts to customers and governmental clawback provisions are accounted for as variable consideration and recorded as a reduction in sales. The liability is recognized within Accrued Rebates, Returns, and Promotions on the consolidated balance sheet.
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $7.7 billion and $7.2 billion as of January 2, 2022 and January 3, 2021, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer Health and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the

Medical Devices segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during each of the fiscal years 2021, 2020 and 2019.
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
Shipping and Handling
Shipping and handling costs incurred were $1.1 billion, $1.0 billion and $1.0 billion in fiscal years 2021, 2020 and 2019, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 0.5% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.
Intangible Assets and Goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2021 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset, or abandoned, at which point the intangible asset will be written off or partially impaired.
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
The Company primarily has operating lease for space, vehicles, manufacturing equipment and data processing equipment. The ROU asset pertaining to operating leases was $0.9 billion and $1.0 billion in 2021 and 2020, respectively. The lease liability was $1.0 billion and $1.1 billion in 2021and 2020, respectively. The operating lease costs were $0.3 billion, $0.3 billion and $0.3 billion in 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities were $0.3 billion, $0.3 billion and $0.3 billion in 2021, 2020 and 2019, respectively.
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
Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $2.7 billion, $2.1 billion and $2.2 billion in fiscal years 2021, 2020 and 2019, respectively.

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
In 2017, the United States enacted into law new U.S. tax legislation, the U.S. Tax Cuts and Jobs Act (TCJA). This law included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. The TCJA included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest. These payments began in 2018 and will continue through 2025. The remaining balance at the end of the 2021 was approximately $6.9 billion, of which $6.1 billion is classified as noncurrent and reflected as “Long-term taxes payable” on the Company’s balance sheet. The balance of this account is related to receivables from tax authorities not expected to be received in the next 12 months.
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
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.7 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
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
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of January 2, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other long-lived assets along with the Company’s on-going vaccine development and distribution efforts. While there was not a material impact to the Company’s consolidated financial statements as of and for the fiscal year ended January 2, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Annual Closing Date
The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks, and therefore includes additional shipping days, as was the case in fiscal year 2020, and will be the case again in fiscal year 2026.
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

2.Cash, Cash Equivalents and Current Marketable Securities
At the end of the fiscal year 2021 and 2020, cash, cash equivalents and current marketable securities were comprised of:

(Dollars in Millions)	2021
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,936	—	2,936	2,936	—
Non-U.S. Sovereign Securities(1)	1,006	—	1,006	90	916
U.S. Reverse repurchase agreements	1,659	—	1,659	1,659	—
Corporate debt securities(1)	3,479	(1)	3,478	200	3,279
Money market funds	1,901	—	1,901	1,901	—
Time deposits(1)	900	—	900	900	—
Subtotal	$11,881	(1)	11,880	7,686	4,195

U.S. Gov't Securities	$19,485	(4)	19,481	6,785	12,696
Other Sovereign Securities	1	—	1	1	—
Corporate debt securities	245	—	245	15	230
Subtotal available for sale(2)	$19,731	(4)	19,727	6,801	12,926

Total cash, cash equivalents and current marketable securities				$14,487	17,121

(Dollars in Millions)	2020
	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,863	—	2,863	2,863	—
Non-U.S. Sovereign Securities(1)	690	—	690	—	690
U.S. Reverse repurchase agreements	1,937	—	1,937	1,937	—
Corporate debt securities(1)	2,674	—	2,674	1,451	1,223
Money market funds	2,102	—	2,102	2,102	—
Time deposits(1)	877	—	877	877	—
Subtotal	$11,143	—	11,143	9,230	1,913

Gov't Securities	$13,777	1	13,778	4,731	9,047
Other Sovereign Securities	14	—	14	—	14
Corporate debt securities	250	—	250	24	226
Subtotal available for sale(2)	$14,041	1	14,042	4,755	9,287

Total cash, cash equivalents and current marketable securities				$13,985	11,200

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

The contractual maturities of the available for sale debt securities at January 2, 2022 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$19,709	19,705
Due after one year through five years	22	22
Due after five years through ten years	—	—
Total debt securities	$19,731	19,727
The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.

3.Inventories
At the end of fiscal years 2021 and 2020, inventories were comprised of:

(Dollars in Millions)	2021	2020
Raw materials and supplies	$1,592	1,410
Goods in process	2,287	2,040
Finished goods	6,508	5,894
Total inventories	$10,387	9,344

4.Property, Plant and Equipment
At the end of fiscal years 2021 and 2020, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2021	2020
Land and land improvements	$884	882
Buildings and building equipment	12,882	12,502
Machinery and equipment	29,774	29,104
Construction in progress	4,139	4,316
Total property, plant and equipment, gross	$47,679	46,804
Less accumulated depreciation	28,717	28,038
Total property, plant and equipment, net(1)	$18,962	18,766

The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in fiscal years 2021, 2020 and 2019 was $49 million, $63 million and $70 million, respectively.
Depreciation expense, including the amortization of capitalized interest in fiscal years 2021, 2020 and 2019 was $2.7 billion, $2.6 billion and $2.5 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

5.Intangible Assets and Goodwill
At the end of fiscal years 2021 and 2020, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2021	2020
Intangible assets with definite lives:
Patents and trademarks — gross	$38,572	39,990
Less accumulated amortization	(20,088)	(17,618)
Patents and trademarks — net	$18,484	22,372
Customer relationships and other intangibles — gross	$23,011	22,898
Less accumulated amortization	(11,925)	(10,912)
Customer relationships and other intangibles — net(1)	$11,086	11,986
Intangible assets with indefinite lives:
Trademarks	$6,985	7,195
Purchased in-process research and development(2)	9,837	11,849
Total intangible assets with indefinite lives	$16,822	19,044
Total intangible assets — net	$46,392	53,402
(1)The majority is comprised of customer relationships
(2)In fiscal 2021, the Company recorded a partial IPR&D impairment charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019. The impairment charge was calculated based on revisions to the discounted cash flow valuation model reflecting a delay of first in human procedures of approximately two years from the initial acquisition model assumption of the second half of 2022. The remaining reduction was driven by assets that reached commercialization and are now classified as having definite lives.

Goodwill as of January 2, 2022 and January 3, 2021, as allocated by segment of business, was as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	Medical Devices	Total
Goodwill at December 29, 2019	$9,736	9,169	14,734	33,639
Goodwill, related to acquisitions	—	1,222	238	1,460
Currency translation/other	600	618	76	1,294
Goodwill at January 3, 2021	$10,336	11,009	15,048	36,393
Goodwill, related to acquisitions	—	—	—	—
Goodwill, related to divestitures	(9)	—	—	(9)
Currency translation/other	(517)	(429)	(192)	(1,138)
Goodwill at January 2, 2022	$9,810	10,580	14,856	35,246

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable assets included in Cost of products sold was $4.7 billion, $4.7 billion and $4.5 billion before tax, for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2022	2023	2024	2025	2026
$4,600	4,600	4,400	3,600	3,000

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of January 2, 2022, the total amount of cash collateral paid by the Company under the CSA amounted to $570 million net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of January 2, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.8 billion, $37.4 billion and $10.0 billion, respectively. As of January 3, 2021, the Company had notional amounts outstanding for forward foreign exchange contracts and cross currency interest rate swaps of $37.8 billion and $30.6 billion, respectively.
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
As of January 2, 2022, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $336 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended January 2, 2022 and January 3, 2021, net of tax:

	January 2, 2022					January 3, 2021
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(109)	—	—	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	109	—	—	—	—	—	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	$—	—	—	174	—	—	—	—	153	—
Amount of gain or (loss) recognized in AOCI	—	—	—	174	—	—	—	—	153	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	17	119	30	—	47	12	(329)	(137)	—	(16)

Amount of gain or (loss) recognized in AOCI	(94)	(557)	123	—	146	44	298	(91)	—	(52)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	402	—	—	—	—	370	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	9	—	—	—	—	748	—

As of January 2, 2022 and January 3, 2021, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Long-term Debt	$9,793	$—	$(142)	$—

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended January 2, 2022 and January 3, 2021:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		January 2, 2022	January 3, 2021
Foreign Exchange Contracts	Other (income) expense	$(70)	24

The following table is the effect of net investment hedges for the fiscal years ended January 2, 2022 and January 3, 2021:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	January 2, 2022	January 3, 2021		January 2, 2022	January 3, 2021
Debt	$387	(473)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$548	65	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments for the fiscal years ended January 2, 2022 and January 3, 2021:

	January 3, 2021			January 2, 2022
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,481	198	205	1,884	1,884

Equity Investments without readily determinable value	$738	394	(632)	500	500

	December 29, 2019			January 3, 2021
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,148	527	(194)	1,481	1,481

Equity Investments without readily determinable value	$712	(55)	81	738	738

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For the fiscal years ended January 2, 2022 and January 3, 2021 for equity investments without readily determinable market values, $28 million and $76 million, respectively, of the changes in fair value reflected in net income were the result of impairments. There were offsetting impacts of $422 million and $21 million, respectively, of changes in fair value reflected in net income due to changes in observable prices and gains on the disposal of investments. The impact in fiscal 2021 was driven by the gain on disposal of the Grail investment.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended January 2, 2022 and January 3, 2021 were as follows:

	2021				2020
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total (1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	540	—	540	849
Interest rate contracts (2)	—	796	—	796	240
Total	$—	1,336	—	1,336	1,089
Liabilities:
Forward foreign exchange contracts	—	881	—	881	702
Interest rate contracts (2)	—	979	—	979	1,569
Total	$—	1,860	—	1,860	2,271
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	24	—	24	49
Liabilities:
Forward foreign exchange contracts	—	28	—	28	38
Available For Sale Other Investments:
Equity investments(3)	1,884	—	—	1,884	1,481
Debt securities(4)	—	19,727	—	19,727	14,042
Other Liabilities
Contingent Consideration(5)	$		533	533	633

Gross to Net Derivative Reconciliation	2021	2020
(Dollars in Millions)
Total Gross Assets	$1,360	1,138
Credit Support Agreement (CSA)	(1,285)	(1,107)
Total Net Asset	75	31

Total Gross Liabilities	1,888	2,309
Credit Support Agreement (CSA)	(1,855)	(2,172)
Total Net Liabilities	$33	137

Summarized information about changes in liabilities for contingent consideration is as follows:

	2021	2020	2019
(Dollars in Millions)
Beginning Balance	$633	1,715	397
Changes in estimated fair value (6)	(52)	(1,089)	151
Additions	—	106	1,246
Payments	(48)	(99)	(79)
Ending Balance	$533	633	1,715

(1)2020 assets and liabilities are all classified as Level 2 with the exception of equity investments of $1,481 million, which are classified as Level 1 and contingent consideration of $633 million, classified as Level 3.
(2)Includes cross currency interest rate swaps and interest rate swaps.
(3)Classified as non-current other assets.
(4)Classified as cash equivalents and current marketable securities.
(5)Includes $520 million, $594 million and $1,631 million, classified as non-current other liabilities as of January 2, 2022, January 3, 2021 and December 29, 2019, respectively. Includes $13 million, $39 million and $84 million classified as current liabilities as of January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
(6)Ongoing fair value adjustment amounts are recorded primarily in Research and Development expense. The Company recorded a contingent consideration reversal of $1,148 million in 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition. The reversal of the contingent consideration was recorded in Other income and expense.

See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7.Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2021		Effective Rate %		2020		Effective Rate %
3.55% Notes due 2021	$—		—%		$450		3.67%
2.45% Notes due 2021	—		—		350		2.48
1.65% Notes due 2021	—		—		999		1.65
0.250% Notes due 2022 (1B Euro 1.1311)(2)/(1B Euro 1.2281)(3)	1,131	(2)	0.26		1,227	(3)	0.26
2.25% Notes due 2022	1,000		2.31		999		2.31
6.73% Debentures due 2023	250		6.73		250		6.73
3.375% Notes due 2023	802		3.18		803		3.17
2.05% Notes due 2023	499		2.09		499		2.09
0.650% Notes due 2024 (750MM Euro 1.1311)(2)/(750MM Euro 1.2281)(3)	847	(2)	0.68		919	(3)	0.68
5.50% Notes due 2024 (500MM 1.3485 GBP )(2)/(500MM GBP 1.3654)(3)	672	(2)	6.75		679	(3)	6.75
2.625% Notes due 2025	749		2.63		748		2.63
0.55% Notes due 2025	983		0.57		996		0.57
2.45% Notes due 2026	1,995		2.47		1,994		2.47
2.95% Notes due 2027	978		2.96		997		2.96
0.95% Notes due 2027	1,478		0.96		1,494		0.96
1.150% Notes due 2028 (750MM Euro 1.1311)(2)/(750MM Euro 1.2281)(3)	843	(2)	1.21		915	(3)	1.21
2.90% Notes due 2028	1,495		2.91		1,495		2.91
6.95% Notes due 2029	298		7.14		297		7.14
1.30% Notes due 2030	1,723		1.30		1,743		1.30
4.95% Debentures due 2033	498		4.95		498		4.95
4.375% Notes due 2033	854		4.24		855		4.24
1.650% Notes due 2035 (1.5B Euro 1.1311)(2)/(1.5B Euro 1.2281)(3)	1,683	(2)	1.68		1,827	(3)	1.68
3.55% Notes due 2036	974		3.59		989		3.59
5.95% Notes due 2037	993		5.99		992		5.99
3.625% Notes due 2037	1,475		3.64		1,488		3.64
5.85% Debentures due 2038	696		5.85		696		5.85
3.400% Notes due 2038	992		3.42		991		3.42
4.50% Debentures due 2040	540		4.63		539		4.63
2.10% Notes due 2040	974		2.14		986		2.14
4.85% Notes due 2041	297		4.89		297		4.89
4.50% Notes due 2043	496		4.52		496		4.52
3.70% Notes due 2046	1,975		3.74		1,974		3.74
3.75% Notes due 2047	971		3.76		991		3.76
3.500% Notes due 2048	743		3.52		742		3.52
2.250% Notes due 2050	983		2.29		984		2.29
2.450% Notes due 2060	1,222		2.49		1,228		2.49
Other	7		—		7		—
Subtotal	32,116	(4)	2.89%	(1)	34,434	(4)	2.85%	(1)
Less current portion	2,131				1,799
Total long-term debt	$29,985				$32,635

(1)Weighted average effective rate.
(2)Translation rate at January 2, 2022.
(3)Translation rate at January 3, 2021.
(4)The excess of the fair value over the carrying value of debt was $3.2 billion at the end of fiscal year 2021 and $5.4 billion at the end of fiscal year 2020.

Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2021, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 8, 2022. Interest charged on borrowings under the credit line agreement is based on either the Term SOFR Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreements are not material.
Throughout fiscal years 2021 and 2020, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $3.8 billion and $2.6 billion at the end of fiscal years 2021 and 2020, respectively. The current portion of the long term debt was $2.1 billion and $1.8 billion in 2021 and 2020, respectively, and the remainder is commercial paper and local borrowing by international subsidiaries.
The current debt balance as of January 2, 2022 includes $1.6 billion of commercial paper which has a weighted average interest rate of 0.11% and a weighted average maturity of approximately three months.

Aggregate maturities of long-term debt obligations commencing in 2022 are:

(Dollars in Millions)
2022	2023	2024	2025	2026	After 2026
$2,131	1,551	1,518	1,732	1,995	23,189

8.Income Taxes
The provision for taxes on income consists of:

(Dollars in Millions)	2021	2020	2019
Currently payable:
U.S. taxes	$1,525	1,026	1,941
International taxes	2,452	1,898	2,744
Total currently payable	3,977	2,924	4,685
Deferred:
U.S. taxes	583	(76)	(814)
International taxes	(2,662)	(1,065)	(1,662)
Total deferred	(2,079)	(1,141)	(2,476)
Provision for taxes on income	$1,898	1,783	2,209

A comparison of income tax expense at the U.S. statutory rate of 21% in fiscal years 2021, 2020 and 2019, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2021	2020	2019
U.S.	$6,110	4,312	3,543
International	16,666	12,185	13,785
Earnings before taxes on income:	$22,776	16,497	17,328
Tax rates:
U.S. statutory rate	21.0%	21.0	21.0
International operations (1)	(16.4)	(9.9)	(5.9)
U.S. taxes on international income (2)	6.7	2.7	1.8
Tax benefits from loss on capital assets	(1.3)	(1.2)	(0.3)
Tax benefits on share-based compensation	(1.0)	(1.5)	(0.5)
TCJA and related impacts	(0.5)	0.7	(3.9)	(3)
All other	(0.2)	(1.0)	0.5
Effective Rate	8.3%	10.8	12.7

(1) For all periods presented the Company has subsidiaries operating in Puerto Rico under various tax incentives. International operations reflects the impacts of operations in jurisdictions with statutory tax rates different than the U.S., particularly Ireland, Switzerland and Puerto Rico, which is a favorable impact on the effective tax rate as compared with the U.S. statutory rate. The 2021 amounts include the reorganization of international subsidiaries; the 2020 and 2019 amounts include the impact of the new tax legislation enactment in Switzerland, both of which are further described below.
(2) Includes the impact of the GILTI tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code. The 2021 amounts include the reorganization of international subsidiaries; the 2020 and 2019 amounts include the impact of the new tax legislation enactment in Switzerland, both of which is further described below.
(3) Represents impact of adjustments to balances originally recorded as part of the 2017 TCJA provisional tax charge. Further information provided below.

The fiscal year 2021 tax rate decreased by 2.5% compared to the fiscal year 2020 tax rate, which was primarily driven by the following items. In fiscal year 2021, the Company reorganized the ownership structure of certain wholly-owned international subsidiaries. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with applicable local regulations. The net impact of this restructuring was approximately $0.6 billion net benefit or 2.7% benefit to the Company’s annual effective tax rate, comprised of the following items:

•approximately $2.3 billion of local deferred tax assets to record the remeasurement of the tax basis of these assets to fair value, this benefit has been reflected as “International Operations” on the Company’s effective tax rate reconciliation.
•approximately $1.7 billion of U.S. deferred tax expense relating to the GILTI deferred tax liability resulting from the remeasurement of these deferred tax assets. This expense has been reflected as “U.S. tax on international income” on the Company’s effective tax rate reconciliation.

Also, in the fiscal fourth quarter of 2021, the Company recognized a loss on certain U.S. affiliates related to the previously impaired book value of certain intangibles, which reduced the 2021 tax rate by approximately 1.3% which is reflected as a “Tax benefits from loss on capital assets” on the effective tax rate reconciliation. Additionally other fiscal 2021 impacts to the rate were primarily driven by litigation and acquisition related items as follows:

•the Company accrued additional legal expenses, of approximately $1.6 billion for talc at an effective tax rate of 23.5% and $0.8 billion for Risperdal settlements at an effective tax rate of 16.4% (See Note 19 to the Consolidated Financial Statements for more details).
•the Company recorded a partial IPR&D charge of $0.9 billion for the Ottava intangible asset (acquired with the Auris Health acquisition in 2019) at an effective rate of 22.4% (See Notes 5 and 18 to the Consolidated Financial Statements for more details).

The fiscal year 2020 tax rate decreased by 1.9% compared to the fiscal year 2019 tax rate. which was primarily driven by the following items. In fiscal year 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF) which became effective on January 1, 2020. The Federal transitional provisions of TRAF allow companies, under certain conditions, to adjust the tax basis in certain assets to fair value (i.e., “step-up”) to be depreciated and amortized resulting in an incremental Swiss tax deduction over the transitional period.

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

Also, in the fiscal year 2020, the Company recognized a capital loss on certain U.S. affiliates related to the previously impaired book value of certain intangibles, which reduced the 2020 tax rate by approximately 1.2% which is reflected as a “Tax benefits from loss on capital assets” on the effective tax rate reconciliation. In addition, in the fiscal year 2020, the Company had lower income in higher tax jurisdictions, primarily driven by:

•the impact of the accrual of litigation costs related to talc for $4.0 billion which reduced the U.S. earnings before taxes at an effective tax rate of 23.5%;
•the accrual of additional legal costs, including an additional $1.0 billion associated with a revised agreement in principle to settle opioid litigation at an effective tax rate of 21.4%

The Company also reduced the contingent consideration liability related to the Auris Health acquisition (see Note 18) and reversed of some of its unrecognized tax benefits due to the completion of several years of tax examinations in certain jurisdictions during the fiscal year 2020.

In fiscal year 2019, the Company reorganized the ownership structure of certain wholly-owned international subsidiaries in the fiscal fourth quarter of 2019, which resulted in a reduction of certain withholding and local taxes that it had previously recognized as part of the provisional Tax Cuts and Jobs Act (TCJA) tax charge in the fiscal year 2017 and finalized in the fiscal year 2018. Following the completion of this restructuring and approval by the applicable local authorities, the Company reversed a deferred tax liability of $0.6 billion and a related deferred tax asset of $0.2 billion for U.S. foreign tax credits, for a net deferred tax benefit of $0.4 billion decreasing the annual effective tax rate by 2.2%. This benefit has been reflected as “TCJA and related impacts” on the Company’s effective tax rate reconciliation. The following items also impacted the fiscal year 2019 effective tax rate:
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

Temporary differences and carryforwards at the end of fiscal years 2021 and 2020 were as follows:

	2021 Deferred Tax			2020 Deferred Tax(1)
(Dollars in Millions)	Asset	Liability		Asset	Liability
Employee related obligations	$1,244			2,434
Stock based compensation	679			627
Depreciation of property, plant and equipment		(876)			(823)
Goodwill and intangibles		(2,659)	(2)		(5,023)
R&D capitalized for tax	1,664			1,517
Reserves & liabilities	2,882			3,466
Income reported for tax purposes	2,566			1,777
Net realizable operating loss carryforward	1,073			990
Undistributed foreign earnings	1,015	(1,461)		812	(1,435)
Global intangible low-taxed income		(4,853)			(3,606)
Miscellaneous international	1,006	(39)		854	(211)
Miscellaneous U.S.	495				(59)
Total deferred income taxes	$12,624	(9,888)		12,477	(11,157)
(1)Certain prior year amounts have been reclassified to conform to current year presentation
(2)Amount is inclusive of the $2.3 billion deferred tax asset established as part of the reorganized ownership structure of certain wholly-owned international subsidiaries, as previously described.

The Company has wholly-owned international subsidiaries that have cumulative net losses. The Company believes that it is more likely than not that these subsidiaries will generate future taxable income sufficient to utilize these deferred tax assets. However, in certain jurisdictions, valuation allowances have been recorded against deferred tax assets for loss carryforwards that are not more likely than not to be realized. Such valuation allowances are not material.
The following table summarizes the activity related to unrecognized tax benefits:

(Dollars in Millions)	2021	2020	2019
Beginning of year	$3,373	3,853	3,326
Increases related to current year tax positions	242	265	249
Increases related to prior period tax positions	23	668	408
Decreases related to prior period tax positions	(128)	(551)	(105)
Settlements	(187)	(839)	(9)
Lapse of statute of limitations	0	(23)	(16)
End of year	$3,323	3,373	3,853

The unrecognized tax benefits of $3.3 billion at January 2, 2022, if recognized, would affect the Company’s annual effective tax rate. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. In the fiscal year 2020, the Company made its final payments for approximately$0.7 billion to the U.S. Treasury related to the final settlement of 2010-2012 tax audit liability.

In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities, except as previously noted on amounts related to the current United States IRS audit. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $44 million, $32 million and $50 million in fiscal years 2021, 2020 and 2019, respectively. The total amount of accrued interest was $512 million and $468 million in fiscal years 2021 and 2020, respectively.

9.Employee Related Obligations
At the end of fiscal 2021 and fiscal 2020, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2021	2020
Pension benefits	$4,088	5,761
Postretirement benefits	2,069	2,229
Postemployment benefits	3,117	3,078
Deferred compensation	181	250
Total employee obligations	9,455	11,318
Less current benefits payable	557	547
Employee related obligations — non-current	$8,898	10,771
Prepaid employee related obligations of $4,436 million and $656 million for 2021 and 2020, respectively, are included in Other assets on the Consolidated Balance Sheets.

10.Pensions and Other Benefit Plans

The Company sponsors various retirement and pension plans, including defined benefit, defined contribution and termination indemnity plans, which cover most employees worldwide. The Company also provides post-retirement benefits, primarily healthcare, to all eligible U.S. retired employees and their dependents.

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

In January 2021, the Company announced that, effective on January 1, 2026, all eligible U.S. non-union employees, regardless of hire date, will earn benefits under the Retirement Value formula. This amendment does not affect the benefits accrued under the Final Average Pay formula for service before January 1, 2026. The impact of this change decreases the
Projected Benefit Obligation as of January 3, 2021 by approximately $1.8 billion and is included in the “Amendments” line in the Change in Benefit Obligation.

International subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts, or reserves are provided.

The Company does not fund retiree healthcare benefits in advance and has the right to modify these plans in the future.

In 2021 and 2020 the Company used December 31, 2021 and December 31, 2020, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.

Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2021, 2020 and 2019 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2021	2020	2019	2021	2020	2019
Service cost	$1,421	1,380	1,163	309	287	274
Interest cost	770	955	1,096	81	133	185
Expected return on plan assets	(2,645)	(2,461)	(2,322)	(7)	(7)	(6)
Amortization of prior service cost	(181)	2	4	(31)	(31)	(31)
Recognized actuarial losses (gains)	1,257	891	579	151	142	129
Curtailments and settlements	1	23	73	—	—	—
Net periodic benefit cost	$623	790	593	503	524	551

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported, including Cost of products sold, Research and development expense, and Selling, marketing and administrative expenses. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.

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

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost
Service cost discount rate	2.14%	2.82	3.63	2.09	3.04	4.45
Interest cost discount rate	2.34%	3.13	4.13	2.33	3.08	4.25
Rate of increase in compensation levels	4.01%	4.00	3.99	4.25	4.25	4.29
Expected long-term rate of return on plan assets	7.71%	8.12	8.31

Benefit Obligation
Discount rate	2.49%	2.14	2.91	2.68	2.23	3.39
Rate of increase in compensation levels	4.01%	4.00	4.01	4.21	4.27	4.29

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

The following table displays the assumed healthcare cost trend rates, for all individuals:

Healthcare Plans	2021	2020
Healthcare cost trend rate assumed for next year	5.33%	5.68%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	3.73%	4.49%
Year the rate reaches the ultimate trend rate	2046	2040

The following table sets forth information related to the benefit obligation and the fair value of plan assets at fiscal year-end 2021 and 2020 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2021	2020	2021	2020
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$43,300	37,188	5,028	5,076
Service cost	1,421	1,380	309	287
Interest cost	770	955	81	133
Plan participant contributions	67	61	—	—
Amendments(1)	5	(1,780)	—	—
Actuarial (gains) losses(2)	(2,132)	5,716	(188)	(75)
Divestitures & acquisitions	(2)	(88)	—	—
Curtailments, settlements & restructuring	(7)	(24)	—	—
Benefits paid from plan	(1,157)	(1,111)	(348)	(396)
Effect of exchange rates	(683)	1,003	(4)	3
Projected benefit obligation — end of year	$41,582	43,300	4,878	5,028
Change in Plan Assets
Plan assets at fair value — beginning of year	$38,195	32,201	90	115
Actual return on plan assets	4,439	5,524	17	14
Company contributions	969	870	343	357
Plan participant contributions	67	61	—	—
Settlements	(7)	(13)	—	—
Divestitures & acquisitions	(2)	(84)	—	—
Benefits paid from plan assets	(1,157)	(1,111)	(348)	(396)
Effect of exchange rates	(574)	747	—	—
Plan assets at fair value — end of year	$41,930	38,195	102	90
Funded status — end of year	$348	(5,105)	(4,776)	(4,938)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$4,436	656	—	—
Current liabilities	(115)	(125)	(438)	(418)
Non-current liabilities	(3,973)	(5,636)	(4,338)	(4,520)
Total recognized in the consolidated balance sheet — end of year	$348	(5,105)	(4,776)	(4,938)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$5,539	10,860	1,113	1,463
Prior service cost (credit)(1)	(1,610)	(1,797)	(13)	(44)
Unrecognized net transition obligation	—	—	—	—
Total before tax effects	$3,929	9,063	1,100	1,419

Accumulated Benefit Obligations — end of year	$39,049	40,356

(1)In January 2021, the Company announced that, effective on January 1, 2026, all eligible U.S. non-union employees, regardless of hire date, will earn benefits under the Retirement Value formula. This amendment does not affect the benefits accrued under the Final Average Pay formula for service before January 1, 2026.
(2)The actuarial gain for retirement plans in 2021 was primarily related to increases in discount rates; the actuarial losses for retirement plans in 2020 were primarily related to decreases in discount rates.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2021	2020	2021	2020
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost	$623	790	503	524
Net actuarial (gain) loss	(3,927)	2,616	(199)	(81)
Amortization of net actuarial loss	(1,257)	(891)	(151)	(142)
Prior service cost (credit)	5	(1,780)	—	—
Amortization of prior service (cost) credit	181	(2)	31	31
Effect of exchange rates	(136)	293	—	1
Total loss/(income) recognized in other comprehensive income, before tax	$(5,134)	236	(319)	(191)
Total recognized in net periodic benefit cost and other comprehensive income	$(4,511)	1,026	184	333

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

In 2021, the Company contributed $102 million and $867 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2021 and December 31, 2020, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Plan Assets	$27,944	25,554	—	—	13,986	12,641	—	—
Projected Benefit Obligation	25,041	25,466	2,703	2,748	13,428	14,541	410	545
Accumulated Benefit Obligation	23,985	24,158	2,479	2,495	12,212	13,210	373	493
Over (Under) Funded Status
Projected Benefit Obligation	$2,903	88	(2,703)	(2,748)	558	(1,900)	(410)	(545)
Accumulated Benefit Obligation	3,959	1,396	(2,479)	(2,495)	1,774	(569)	(373)	(493)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $3.9 billion, $4.2 billion and $0.3 billion, respectively, at the end of 2021, and $8.8 billion, $9.8 billion and $4.4 billion, respectively, at the end of 2020.

The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2022	2023	2024	2025	2026	2027-2031
Projected future benefit payments
Retirement plans	$1,317	1,386	1,421	1,496	1,572	9,279
Other benefit plans	$447	459	472	485	434	2,379

The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2022	2023	2024	2025	2026	2027-2031
Projected future contributions	$114	119	126	133	139	794

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

The Company’s retirement plan asset allocation at the end of 2021 and 2020 and target allocations for 2022 are as follows:

	Percent of Plan Assets		Target Allocation
	2021	2020	2022
Worldwide Retirement Plans
Equity securities	65%	66%	61%
Debt securities	35	34	39
Total plan assets	100%	100%	100%
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

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2021 and December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(1)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Short-term investment funds	$102	127	1,033	763	—	—	—	—	1,135	890
Government and agency securities	—	—	7,016	5,023	—	—	—	—	7,016	5,023
Debt instruments	—	—	3,505	3,931	—	—	—	—	3,505	3,931
Equity securities	14,107	14,375	2	2	—	—	—	—	14,109	14,377
Commingled funds	—	—	5,496	4,690	105	160	8,708	8,236	14,309	13,086
Other assets	—	—	34	11	15	21	1,807	856	1,856	888
Investments at fair value	$14,209	14,502	17,086	14,420	120	181	10,515	9,092	41,930	38,195

(1) The activity for the Level 3 assets is not significant for all years presented.

The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $102 million and $90 million at December 31, 2021 and December 31, 2020, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $385 million (0.9% of total plan assets) at December 31, 2021 and $946 million (2.5% of total plan assets) at December 31, 2020.

11.Savings Plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Total Company matching contributions to the plans were $256 million, $243 million and $235 million in fiscal years 2021, 2020 and 2019, respectively.

12.Capital and Treasury Stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at December 30, 2018	457,519	$34,362
Employee compensation and stock option plans	(20,053)	(2,691)
Repurchase of common stock	49,870	6,746
Balance at December 29, 2019	487,336	38,417
Employee compensation and stock option plans	(21,765)	(3,148)
Repurchase of common stock	21,760	3,221
Balance at January 3, 2021	487,331	38,490
Employee compensation and stock option plans	(17,399)	(2,847)
Repurchase of common stock	20,946	3,456
Balance at January 2, 2022	490,878	$39,099

Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of fiscal years 2021, 2020 and 2019.

Cash dividends paid were $4.19 per share in fiscal year 2021, compared with dividends of $3.98 per share in fiscal year 2020, and $3.75 per share in fiscal year 2019.
On January 4, 2022, the Board of Directors declared a regular cash dividend of $1.06 per share, payable on March 8, 2022 to shareholders of record as of February 22, 2022.
On December 17, 2018, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. This share repurchase program was completed as of September 29, 2019.

13.Accumulated Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/(Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
December 30, 2018	$(8,869)	—	(6,158)	(195)	(15,222)
Net 2019 changes	164	—	(733)	(100)	(669)
December 29, 2019	(8,705)	—	(6,891)	(295)	(15,891)
Net 2020 changes	(233)	1	(66)	947	649
January 3, 2021	(8,938)	1	(6,957)	652	(15,242)
Net 2021 changes	(1,079)	(4)	4,255	(988)	2,184
January 2, 2022	$(10,017)	(3)	(2,702)	(336)	(13,058)

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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies, (Argentina and Venezuela). The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during fiscal years 2021, 2020 and 2019 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $236 million, $209 million and $267 million in fiscal years 2021, 2020 and 2019, respectively.

15.Earnings Per Share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019:

(In Millions Except Per Share Amounts)	2021	2020	2019
Basic net earnings per share	$7.93	5.59	5.72
Average shares outstanding — basic	2,632.1	2,632.8	2,645.1
Potential shares exercisable under stock option plans	138.0	118.3	136.3
Less: shares repurchased under treasury stock method	(96.1)	(80.4)	(97.8)
Convertible debt shares	—	—	0.7
Adjusted average shares outstanding — diluted	2,674.0	2,670.7	2,684.3
Diluted net earnings per share	$7.81	5.51	5.63

The diluted net earnings per share calculation for fiscal year 2021 included all shares related to stock options, as the exercise price of these options was less than the average market value of the Company's stock. As of January 2, 2022, the Company did not have convertible debt.

The diluted net earnings per share calculation for fiscal year 2020 excluded 18 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company's stock. As of January 3, 2021, the Company did not have convertible debt.

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

16.Common Stock, Stock Option Plans and Stock Compensation Agreements
At January 2, 2022, the Company had 2 stock-based compensation plans. The shares outstanding are for contracts under the Company's 2005 Long-Term Incentive Plan and the 2012 Long-Term Incentive Plan. The 2005 Long-Term Incentive Plan expired April 26, 2012. All options and restricted shares granted subsequent to that date were under the 2012 Long-Term Incentive Plan. Under the 2012 Long-Term Incentive Plan, the Company may issue up to 650 million shares of common stock, plus any shares canceled, expired, forfeited, or not issued from the 2005 Long-Term Incentive Plan subsequent to April 26, 2012. Shares available for future grants under the 2012 Long-Term Incentive Plan were 240 million at the end of fiscal year 2021.
The compensation cost that has been charged against income for these plans was $1,135 million, $1,005 million and $977 million for fiscal years 2021, 2020 and 2019, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $218 million, $210 million and $227 million for fiscal years 2021, 2020 and 2019, respectively. The Company also recognized additional income tax benefits of $223 million, $248 million and $209 million for fiscal years 2021, 2020 and 2019, respectively, for which options were exercised or restricted shares were vested. The total unrecognized compensation cost was $862 million, $804 million and $823 million for fiscal years 2021, 2020 and 2019, respectively. The weighted average period for this cost to be recognized was 1.78 years, 1.76 years and 1.71 years for fiscal years 2021, 2020, and 2019, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2021, 2020 and 2019 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The average fair value of options granted was $20.86, $16.42 and $17.80, in fiscal years 2021, 2020 and 2019, respectively. The fair value was estimated based on the weighted average assumptions of:

	2021	2020	2019
Risk-free rate	0.83%	1.47%	2.56%
Expected volatility	18.59%	15.33%	16.27%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	2.50%	2.60%	2.80%

A summary of option activity under the Plan as of January 2, 2022, January 3, 2021 and December 29, 2019, and changes during the years ending on those dates is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at December 30, 2018	109,652	$98.29	$3,214
Options granted	19,745	131.94
Options exercised	(14,785)	82.43
Options canceled/forfeited	(2,975)	125.11
Shares at December 29, 2019	111,637	105.63	4,478
Options granted	20,723	151.41
Options exercised	(16,275)	86.05
Options canceled/forfeited	(1,835)	137.62
Shares at January 3, 2021	114,250	116.22	4,703
Options granted	18,525	164.62
Options exercised	(13,248)	97.48
Options canceled/forfeited	(2,166)	149.75
Shares at January 2, 2022	117,361	$125.36	$5,364

The total intrinsic value of options exercised was $919 million, $1,021 million and $807 million in fiscal years 2021, 2020 and 2019, respectively.

The following table summarizes stock options outstanding and exercisable at January 2, 2022:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$65.08-$90.44	16,007	1.6	$81.92	16,007	$81.92
$100.06-$101.87	22,647	3.6	$101.07	22,647	$101.07
$115.67-$129.51	24,543	5.6	$122.59	23,972	$122.43
$131.94-$151.41	36,304	7.6	$142.23	100	$140.72
$151.42-$164.62	17,860	9.1	$164.62	16	$164.62
	117,361	5.8	$125.36	62,742	$104.42
(1) Average contractual life remaining in years.
Stock options outstanding at January 3, 2021 and December 29, 2019 were 114,250 and an average life of 6.0 years and 111,637 and an average life of 6.0 years, respectively. Stock options exercisable at January 3, 2021 and December 29, 2019 were 61,289 at an average price of $96.97 and 60,761 at an average price of $88.88, respectively.
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

A summary of the restricted share units and performance share units activity under the Plans as of January 2, 2022 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at January 3, 2021	14,998	2,236
Granted	4,981	741
Issued	(5,101)	(610)
Canceled/forfeited/adjusted	(756)	(55)
Shares at January 2, 2022	14,122	2,312
The average fair value of the restricted share units granted was $152.62, $139.58 and $121.31 in fiscal years 2021, 2020 and 2019, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $611 million, $650 million and $586 million in 2021, 2020 and 2019, respectively.
The weighted average fair value of the performance share units granted was $179.35, $160.54 and $124.67 in fiscal years 2021, 2020 and 2019, calculated using the weighted average fair market value for each of the component goals at the date of grant.
The fair values for the sales and earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $83 million, $91 million and $119 million in fiscal years 2021, 2020 and 2019, respectively.

17.Segments of Business* and Geographic Areas

	Sales to Customers			% Change
(Dollars in Millions)	2021	2020	2019	’21 vs. ’20	’20 vs. ’19

Consumer Health
OTC
U.S.	$2,594	2,460	2,010	5.4%	22.4
International	2,634	2,364	2,434	11.4	(2.9)
Worldwide	5,227	4,824	4,444	8.4	8.5
Skin Health/Beauty
U.S.	2,400	2,350	2,392	2.1	(1.7)
International	2,141	2,100	2,201	1.9	(4.6)
Worldwide	4,541	4,450	4,593	2.0	(3.1)
Oral Care
U.S.	637	683	621	(6.7)	9.9
International	1,008	958	906	5.1	5.7
Worldwide	1,645	1,641	1,528	0.2	7.4
Baby Care
U.S.	378	376	362	0.5	3.7
International	1,188	1,141	1,313	4.1	(13.1)
Worldwide	1,566	1,517	1,675	3.2	(9.4)
Women's Health
U.S.	13	13	12	(1.6)	8.2
International	905	888	974	1.8	(8.8)
Worldwide	917	901	986	1.8	(8.6)
Wound Care/Other
U.S.	495	480	441	3.1	8.9
International	243	240	230	1.7	4.1
Worldwide	739	720	671	2.6	7.2
TOTAL CONSUMER HEALTH
U.S.	6,516	6,362	5,839	2.4	9.0
International	8,119	7,691	8,059	5.6	(4.6)
Worldwide	14,635	14,053	13,898	4.1	1.1

PHARMACEUTICAL
Immunology
U.S.	10,843	10,175	9,641	6.6	5.5
International	5,907	4,880	4,309	21.0	13.2
Worldwide	16,750	15,055	13,950	11.3	7.9
REMICADE®
U.S.	2,019	2,508	3,079	(19.5)	(18.5)
U.S. Exports	236	346	294	(31.9)	18.0
International	935	893	1,007	4.8	(11.4)
Worldwide	3,190	3,747	4,380	(14.9)	(14.4)
SIMPONI / SIMPONI ARIA®
U.S.	1,127	1,155	1,159	(2.4)	(0.3)
International	1,148	1,088	1,029	5.5	5.8
Worldwide	2,276	2,243	2,188	1.4	2.6
STELARA®
U.S.	5,938	5,240	4,346	13.3	20.6
International	3,196	2,467	2,015	29.6	22.4
Worldwide	9,134	7,707	6,361	18.5	21.1
TREMFYA®
U.S.	1,503	926	764	62.3	21.3
International	624	421	248	48.2	69.9
Worldwide	2,127	1,347	1,012	57.9	33.2
OTHER IMMUNOLOGY
U.S.	21	—	—	**	—
International	3	11	10	(73.3)	6.4
Worldwide	24	11	10	**	6.4

Infectious Diseases
U.S.	2,249	1,735	1,597	29.7	8.6
International	3,612	1,839	1,815	96.3	1.3
Worldwide	5,861	3,574	3,413	64.0	4.7
COVID-19 VACCINE
U.S.	634	—	—	**	**
International	1,751	—	—	**	**
Worldwide	2,385	—	—	**	**
EDURANT® / rilpivirine
U.S.	41	44	50	(7.6)	(11.2)
International	953	920	812	3.6	13.3
Worldwide	994	964	861	3.1	11.9
PREZISTA® / PREZCOBIX® / REZOLSTA® / SYMTUZA®
U.S.	1,508	1,587	1,422	(4.9)	11.6
International	575	597	689	(3.6)	(13.4)
Worldwide	2,083	2,184	2,110	(4.6)	3.5
OTHER INFECTIOUS DISEASES
U.S.	66	104	126	(36.0)	(17.6)
International	333	323	315	3.0	2.6
Worldwide	399	427	441	(6.5)	(3.2)

Neuroscience
U.S.	3,347	3,091	2,919	8.3	5.9
International	3,664	3,457	3,409	6.0	1.4
Worldwide	7,011	6,548	6,328	7.1	3.5
CONCERTA® / methylphenidate
U.S.	172	183	233	(5.8)	(21.4)
International	495	439	463	12.8	(5.1)
Worldwide	667	622	696	7.3	(10.6)
INVEGA SUSTENNA® / XEPLION® / INVEGA TRINZA® / TREVICTA®
U.S.	2,550	2,314	2,107	10.2	9.8
International	1,472	1,339	1,224	10.0	9.4
Worldwide	4,022	3,653	3,330	10.1	9.7
RISPERDAL CONSTA®
U.S.	287	296	314	(2.9)	(5.9)
International	305	346	374	(11.8)	(7.5)
Worldwide	592	642	688	(7.7)	(6.8)
OTHER NEUROSCIENCE
U.S.	338	298	266	13.3	12.4
International	1,391	1,334	1,349	4.3	(1.1)
Worldwide	1,729	1,632	1,614	6.0	1.1

Oncology
U.S.	5,958	5,092	4,299	17.0	18.5
International	8,590	7,275	6,393	18.1	13.8
Worldwide	14,548	12,367	10,692	17.6	15.7
DARZALEX®
U.S.	3,169	2,232	1,567	42.0	42.4
International	2,854	1,958	1,430	45.8	36.9
Worldwide	6,023	4,190	2,998	43.8	39.8
ERLEADA®
U.S.	813	583	297	39.3	96.1
International	478	176	35	* *	* *
Worldwide	1,291	760	332	70.0	* *
IMBRUVICA®
U.S.	1,747	1,821	1,555	(4.0)	17.1
International	2,622	2,307	1,856	13.6	24.3
Worldwide	4,369	4,128	3,411	5.8	21.0
ZYTIGA® /abiraterone acetate
U.S.	119	373	810	(68.1)	(54.0)
International	2,178	2,097	1,985	3.9	5.6
Worldwide	2,297	2,470	2,795	(7.0)	(11.6)
OTHER ONCOLOGY
U.S.	110	83	70	31.7	18.6
International	458	738	1,087	(37.9)	(32.1)
Worldwide	568	821	1,158	(30.8)	(29.1)

Pulmonary Hypertension
U.S.	2,365	2,133	1,684	10.9	26.6
International	1,085	1,015	939	6.9	8.2
Worldwide	3,450	3,148	2,623	9.6	20.0
OPSUMIT®
U.S.	1,147	1,008	766	13.7	31.7
International	672	631	562	6.6	12.3
Worldwide	1,819	1,639	1,327	11.0	23.5
UPTRAVI®
U.S.	1,056	955	714	10.5	33.8
International	181	138	105	31.1	30.9
Worldwide	1,237	1,093	819	13.1	33.5
OTHER
U.S.	163	169	205	(3.7)	(17.6)
International	232	247	272	(5.9)	(9.2)
Worldwide	395	416	476	(5.0)	(12.8)

Cardiovascular / Metabolism / Other
U.S.	3,192	3,509	3,734	(9.0)	(6.0)
International	1,268	1,369	1,458	(7.4)	(6.1)
Worldwide	4,460	4,878	5,192	(8.6)	(6.0)
XARELTO®
U.S.	2,438	2,345	2,313	4.0	1.4
International	—	—	—	—	—
Worldwide	2,438	2,345	2,313	4.0	1.4
INVOKANA® / INVOKAMET®
U.S.	308	564	536	(45.4)	5.2
International	254	231	199	9.9	16.3
Worldwide	563	795	735	(29.3)	8.2
PROCRIT® / EPREX®
U.S.	223	277	505	(19.7)	(45.1)
International	256	274	285	(6.8)	(3.8)
Worldwide	479	552	790	(13.3)	(30.2)
OTHER
U.S.	223	323	380	(31.0)	(15.1)
International	758	864	974	(12.2)	(11.3)
Worldwide	981	1,186	1,353	(17.3)	(12.4)

TOTAL PHARMACEUTICAL
U.S.	27,954	25,735	23,874	8.6	7.8
International	24,126	19,837	18,324	21.6	8.3
Worldwide	52,080	45,572	42,198	14.3	8.0

MEDICAL DEVICES
Interventional Solutions
U.S.	1,836	1,452	1,443	26.4	0.6
International	2,135	1,594	1,554	34.0	2.6
Worldwide	3,971	3,046	2,997	30.4	1.6
Orthopaedics
U.S.	5,126	4,779	5,319	7.3	(10.2)
International	3,462	2,984	3,520	16.0	(15.2)
Worldwide	8,588	7,763	8,839	10.6	(12.2)
HIPS
U.S.	883	793	863	11.4	(8.2)
International	602	487	575	23.6	(15.3)
Worldwide	1,485	1,280	1,438	16.0	(11.0)
KNEES
U.S.	787	743	889	5.9	(16.4)
International	538	427	591	26.1	(27.8)
Worldwide	1,325	1,170	1,480	13.3	(21.0)
TRAUMA
U.S.	1,819	1,648	1,652	10.4	(0.2)
International	1,066	966	1,068	10.4	(9.6)
Worldwide	2,885	2,614	2,720	10.4	(3.9)
SPINE, SPORTS & OTHER
U.S.	1,637	1,595	1,915	2.6	(16.7)
International	1,256	1,104	1,286	13.8	(14.1)
Worldwide	2,893	2,699	3,201	7.2	(15.7)
Surgery
U.S.	3,867	3,249	3,828	19.0	(15.1)
International	5,945	4,983	5,673	19.3	(12.2)
Worldwide	9,812	8,232	9,501	19.2	(13.4)
ADVANCED
U.S.	1,761	1,535	1,637	14.9	(6.2)
International	2,861	2,304	2,458	24.1	(6.2)
Worldwide	4,622	3,839	4,095	20.4	(6.2)
GENERAL
U.S.	2,105	1,714	2,192	22.7	(21.8)
International	3,085	2,679	3,215	15.2	(16.7)
Worldwide	5,190	4,392	5,406	18.1	(18.8)
Vision
U.S.	1,857	1,557	1,794	19.3	(13.2)
International	2,831	2,362	2,830	19.8	(16.5)
Worldwide	4,688	3,919	4,624	19.6	(15.2)
CONTACT LENSES / OTHER
U.S.	1,398	1,213	1,304	15.2	(7.0)
International	2,043	1,781	2,088	14.7	(14.7)
Worldwide	3,440	2,994	3,392	14.9	(11.7)

SURGICAL
U.S.	459	344	490	33.5	(29.7)
International	788	581	742	35.7	(21.7)
Worldwide	1,248	925	1,232	34.9	(24.9)

TOTAL MEDICAL DEVICES
U.S.	12,686	11,036	12,384	14.9	(10.9)
International	14,374	11,923	13,579	20.6	(12.2)
Worldwide	27,060	22,959	25,963	17.9	(11.6)

WORLDWIDE
U.S.	47,156	43,133	42,097	9.3	2.5
International	46,619	39,451	39,962	18.2	(1.3)
Worldwide	$93,775	82,584	82,059	13.6%	0.6
*Certain prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful

	Income (Loss) Before Tax			Identifiable Assets
(Dollars in Millions)	2021 (3)	2020 (4)	2019 (5)	2021	2020
Consumer Health	$1,294	(1,064)	2,061	$25,081	27,355
Pharmaceutical	18,181	15,462	8,816	64,376	66,158
Medical Devices	4,373	3,044	7,286	53,372	49,578
Total	23,848	17,442	18,163	142,829	143,091
Less: Expense not allocated to segments (1)	1,072	945	835
General corporate (2)				39,189	31,803
Worldwide total	$22,776	16,497	17,328	$182,018	174,894

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2021	2020	2019	2021	2020	2019
Consumer Health	$331	248	328	$759	785	765
Pharmaceutical	1,198	863	950	4,029	4,006	3,910
Medical Devices	1,933	1,980	1,912	2,286	2,140	2,014
Segments total	3,462	3,091	3,190	7,074	6,931	6,689
General corporate	190	256	308	316	300	320
Worldwide total	$3,652	3,347	3,498	$7,390	7,231	7,009

	Sales to Customers			Long-Lived Assets (6)
(Dollars in Millions)	2021	2020	2019	2021	2020
United States	$47,156	43,133	42,097	$48,586	49,951
Europe	23,594	18,980	18,466	43,257	49,363
Western Hemisphere excluding U.S.	5,750	5,335	5,941	2,708	2,734
Asia-Pacific, Africa	17,275	15,136	15,555	5,035	5,484
Segments total	93,775	82,584	82,059	99,586	107,532
General corporate				1,014	1,029
Other non long-lived assets				81,418	66,333
Worldwide total	$93,775	82,584	82,059	$182,018	174,894
See Note 1 for a description of the segments in which the Company operates.

Export sales are not significant. In fiscal year 2021, the Company utilized three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues. In fiscal year 2020, the Company had three wholesalers distributing products for all three segments that represented approximately 16.0%, 12.0% and 12.0% of the total consolidated revenues. In fiscal year 2019, the Company had three wholesalers distributing products for all three segments that represented approximately 15.0%, 12.0%, and 11.0% of the total consolidated revenues.
(1)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.
(2)General corporate includes cash, cash equivalents and marketable securities.
(3)Consumer Health includes:
•Litigation expense of $1.6 billion, primarily talc related reserves
•A restructuring related charge of $0.1 billion
Pharmaceutical includes:
•Litigation expense of $0.6 billion, primarily related to Risperdal
•Divestiture gains of $0.6 billion
•Gains on securities of $0.5 billion
•A restructuring related charge of $0.1 billion
Medical Devices includes:
•A restructuring related charge of $0.3 billion
•An in-process research and development expense of $0.9 billion
•A Medical Device Regulation charge of $0.2 billion
•Litigation expense of $0.1 billion

(4)    Consumer Health includes:
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
•Litigation expense of $0.3 billion
•A restructuring related charge of $0.3 billion
•An in-process research and development expense of $0.2 billion
•A Medical Device Regulation charge of $0.1 billion
(5)     Consumer Health includes:
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
Medical Devices includes:
•A gain of $2.0 billion from the divestiture of the ASP business
•A restructuring related charge of $0.4 billion
•Litigation expense of $0.4 billion
•Auris Health acquisition and integration related costs of $0.1 billion
(6) Long-lived assets include property, plant and equipment, net for fiscal years 2021, and 2020 of $18,962 and $18,766, respectively, and intangible assets and goodwill, net for fiscal years 2021 and 2020 of $81,638 and $89,795, respectively.

18.Acquisitions and Divestitures
During fiscal year 2021, the Company did not make any material acquisitions.
During fiscal year 2020, certain businesses were acquired for $7.3 billion in cash and $0.4 billion of liabilities assumed. These acquisitions were accounted for using the acquisition method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
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
During the fiscal first quarter of 2020, the Company completed the acquisition of all rights to the investigational compound bermekimab, which has multiple dermatological indications, along with certain employees from XBiotech Inc., for a purchase price of $0.8 billion. The fair value of the acquisition was allocated primarily to non-amortizable intangible assets, primarily IPR&D, for $0.8 billion applying a probability of success factor that ranged from 20% to 60% to reflect inherent development, regulatory and commercial risk for the different indications. The discount rate applied was approximately 16%. XBiotech may be eligible to receive additional payments upon the receipt of certain commercialization authorizations. The transaction was accounted for as a business combination and included in the Pharmaceutical segment. On January 28, 2022, subsequent to the fiscal year 2021, additional information regarding efficacy became available which led the Company to the decision to terminate the development of bermekimab for Atopic Dermatitis (AD). The Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS). The impairment charge is related to the AD indication and is a nonrecognized subsequent event and will be reflected in the first quarter 2022 financial statements. The Company acquired all rights to bermekimab from XBiotech, Inc. in fiscal year 2020.
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
The fiscal year 2019 acquisitions primarily included DR. CI:LABO, a Japanese company focused on the marketing, development and distribution of a broad range of dermocosmetic, cosmetic and skincare products and Auris Health, Inc. a privately held developer of robotic technologies, initially focused in lung cancer, with an U.S. FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures.
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
On April 1, 2019 the Company completed the acquisition of Auris Health, Inc. for approximately $3.4 billion, net of cash acquired. Additional contingent payments of up to $2.35 billion, in the aggregate, may be payable upon reaching certain predetermined milestones. Auris Health was a privately held developer of robotic technologies, initially focused in lung cancer, with a U.S. FDA-cleared platform currently used in bronchoscopic diagnostic and therapeutic procedures. The Company treated this transaction as a business combination and included it in the Medical Devices segment. The fair value of the acquisition was allocated primarily to amortizable and non-amortizable intangible assets, primarily IPR&D for $3.0 billion, goodwill for $2.0 billion, marketable securities of $0.2 billion and liabilities assumed of $1.8 billion, which includes the fair value of the contingent payments mentioned above. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. During the fiscal second quarter of 2020, the Company finalized the purchase price allocation. During fiscal 2020, the Company recorded Other income of approximately $1.1 billion for the reversal of all of the contingent consideration related to the timing of certain developmental and commercial milestones, which are not expected to be met based on the Company’s current timelines. During the fiscal third quarter of 2020, the Company recorded a partial IPR&D impairment charge of $0.1 billion related to timing and progression of the digital surgery platforms. In the fiscal third quarter of 2021, the Company recorded a partial IPR&D charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava). A probability of success factor ranging from 18% to 66% across Ottava sub-platforms, was used in the fair value calculation to reflect inherent regulatory and commercial risk of the contingent payments and IPR&D. The discount rate applied was approximately 9.5%.
In accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, supplemental pro forma information for fiscal years 2021, 2020 and 2019 is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations, cash flows or financial position.

Divestitures
During fiscal year 2021, in separate transactions, the Company divested two brands outside the U.S. within the Pharmaceutical segment. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.6 billion.
During fiscal year 2020, the Company sold 11.8 million shares of Idorsia LTD (Idorsia), or its 8.3% ownership in the company at that time. The transaction resulted in gross proceeds of approximately CHF 337 million ($357 million) based on a sales price of CHF 28.55/share and resulted in an immaterial net loss. At the end of fiscal 2020, the Company had rights to approximately 38.7 million shares through a convertible loan with a principal amount of CHF 445 million (due June 2027). During fiscal year 2021, the Company converted CHF 110 million ($120 million) of this loan into approximately 9.6 million shares of Idorsia which were reflected at fair value as of January 2, 2022. During the fiscal third quarter of 2021, the Company's undrawn credit facility with Idorsia was terminated.
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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of January 2, 2022, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position. However, the resolution of, or increase in accruals for, one or more of these matters in any reporting period may have a material adverse effect on the Company’s results of operations and cash flows for that period.

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

The most significant of these cases include: the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; the PINNACLE® Acetabular Cup System; pelvic meshes; RISPERDAL®; XARELTO®; body powders containing talc, primarily JOHNSON'S® Baby Powder; INVOKANA®; and ETHICON PHYSIOMESH® Flexible Composite Mesh. As of January 2, 2022, in the United States there were approximately 250 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System; 5,300 with respect to the PINNACLE® Acetabular Cup System; 10,100 with respect to pelvic meshes; 8,800 with respect to RISPERDAL®; 5,500 with respect to XARELTO®; 40,400 with respect to body powders containing talc; 100 with respect to INVOKANA®; and 4,700 with respect to ETHICON PHYSIOMESH® Flexible Composite Mesh. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed.

In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR™ XL Acetabular System and DePuy ASR™ Hip Resurfacing System (ASR Hip) used in hip replacement surgery. Claims for personal injury have been made against DePuy and Johnson & Johnson. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Canada, Australia, Ireland, Germany, India and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States who had surgery to replace their ASR Hips, known as revision surgery, as of August 2013. DePuy reached additional agreements in February 2015 and March 2017, which further extended the settlement program to include ASR Hip patients who had revision surgeries after August 2013 and prior to February 15, 2017. This settlement program has resolved more than 10,000 claims, thereby bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. In Australia, a class action settlement was reached that resolved the claims of the majority of ASR Hip patients in that country. In Canada, the Company has reached agreements to settle the class actions filed in that country. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and ASR Hip-related product liability litigation.

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

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands and class actions in Israel, Australia and Canada. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court issued a decision and entered damages awards to the three Lead Applicants. The Company appealed the decision to the intermediate appellate court, the Full Court. The appeal was heard in February 2021 and, in March 2021, the Full Court entered a judgment dismissing the appeal. An application for special leave to the High Court of Australia was filed in April 2021, and the High Court heard oral argument on the application in November 2021. Special leave was refused. While this brings an end to the appellate process, there will now be an individual case assessment process for the remaining group member claims. The parties currently are in discussions with the Court to determine the form and mechanism of that individual case assessment process. The next hearing is scheduled for late February 2022. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021. The parties in the Israeli class action are currently negotiating the wording and some of the terms thereof and once finalized, the settlement will be subject to court approval. The parties are due to update the court on the status of the finalization of the settlement negotiations by the end of February 2022. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH® Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., one multi-plaintiff lawsuit pending in Oklahoma state court and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. The deadline for issuance of Individual Allocation amounts by the Special Master is March 2022. The costs associated with this proposed settlement are reflected in the Company’s accruals. Post-Settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. As of February 2022, there are approximately 90 active cases subject to these orders which are being reviewed and evaluated.

Claims have also been filed against Ethicon and Johnson & Johnson alleging personal injuries arising from the PROCEED® Mesh and PROCEED® Ventral Patch hernia mesh products. In March 2019, the New Jersey Supreme Court entered an order consolidating these cases pending in New Jersey as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the United States, and in jurisdictions outside the United States. Discovery is underway in the MCL proceedings.

Ethicon and Johnson & Johnson also have been subject to claims for personal injuries arising from the PROLENE™ Polypropylene Hernia System. In January 2020, the New Jersey Supreme Court created an MCL in Atlantic County Superior Court to handle such cases. Cases involving this product have also been filed in other federal and state courts in the United States.

The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH® Flexible Composite Mesh, PROCEED® Mesh and PROCEED® Ventral Patch, and PROLENE™ Polypropylene Hernia System products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and Johnson & Johnson arising out of the use of RISPERDAL®, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits primarily have been filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in October 2019 of $8.0 billion of punitive damages related to one plaintiff, which the trial judge reduced to $6.8 million in January 2020. In September 2021, the Company entered into a settlement in principle with the counsel representing plaintiffs in this matter and in substantially all of the outstanding cases in the United States. The costs associated with this and other settlements are reflected in the Company’s accruals.

Claims for personal injury arising out of the use of XARELTO®, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); Johnson & Johnson; and JPI’s collaboration partner for XARELTO®, Bayer Healthcare AG, and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases have been filed in state courts across the United States. Many of these cases were consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in Los Angeles, California. Class action lawsuits also have been filed in Canada. In March 2019, JPI and Johnson & Johnson announced an agreement in principle to settle the XARELTO® cases in the United States; the settlement agreement was executed in May 2019, the settlement became final in December 2019, and the settlement was funded in January 2020. This resolved the majority of cases pending in the United States. The Company has established accruals for its costs associated with the United States settlement program and XARELTO® related product liability litigation.

A significant number of personal injury claims alleging that talc causes cancer were made against Johnson & Johnson Consumer Inc. and Johnson & Johnson arising out of the use of body powders containing talc, primarily JOHNSON’S® Baby Powder. The number of these personal injury lawsuits, filed in state and federal courts in the United States as well as outside of the United States, continued to increase through fiscal year 2021.

In talc cases that previously have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion. An application for transfer of the case to the Missouri Supreme Court was subsequently denied and in June 2021, a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court, was denied. In June 2021, the Company paid the award, which, including interest, totaled approximately $2.5 billion. The facts and circumstances, including the terms of the award, were unique to the Ingham decision and not representative of other claims brought against the Company. The Company continues to believe that it has strong legal grounds to contest the other talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has settled cases.

In October 2021, Johnson & Johnson Consumer Inc. (Old JJCI) implemented a corporate restructuring (the 2021 Corporate Restructuring). As a result of that restructuring, Old JJCI ceased to exist and three new entities were created: (a) LTL Management LLC, a North Carolina limited liability company (LTL or Debtor); (b) Royalty A&M LLC, a North Carolina limited liability company and a direct subsidiary of LTL (RAM); and (c) the Debtor’s direct parent, Johnson & Johnson Consumer Inc., a New Jersey company (New JJCI). The Debtor received certain of Old JJCI’s assets and became solely responsible for the talc-related liabilities of Old JJCI, including all liabilities related in any way to injury or damage, or alleged injury or damage, sustained or incurred in the purchase or use of, or exposure to, talc, including talc contained in any product, or to the risk of, or responsibility for, any such damage or injury, except for any liabilities for which the exclusive remedy is provided under a workers’ compensation statute or act (the Talc-Related Liabilities).

In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). As a result of the LTL Bankruptcy Case, the Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North

Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, Johnson & Johnson, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties. The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey in November 2021, and that court subsequently extended the PI through the end of February 2022. Claimants have filed a motion to dismiss the LTL Bankruptcy Case. The court commenced a hearing on February 14, 2022 regarding the motion to dismiss and on whether the PI should be extended. While the PI effectively stays all of the Company’s talc-related personal injury litigation, LTL has agreed to lift the automatic stay on a small number of appeals where appeal bonds have been filed.

The Company has agreed to provide funding to LTL for the payment of amounts the Bankruptcy Court determines are owed by LTL through the establishment of a $2 billion trust in furtherance of this purpose. The Company has established a reserve for approximately $2 billion in connection with the aforementioned trust. Subsequent to the fiscal third quarter of 2021, the Company de-consolidated LTL, which is a related party, as a result of the bankruptcy filing. The impact of the de-consolidation is not material to the Company. The parties have not yet been able to reach a resolution of all matters related to talc, and while certain amounts under various scenarios have recently been referred to in testimony as part of the LTL bankruptcy proceedings, the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary petition under chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’s potential liability for personal injury from exposure to talcum powder sold by Imerys (Talc Claims). In its bankruptcy, Imerys alleges it has claims against the Company for indemnification and rights to joint insurance proceeds. In May 2020, Imerys, its parent Imerys S.A., the Tort Claimants’ Committee (TCC), and the Future Claimants’ Representative (FCR) (collectively, the Plan Proponents) filed their Plan of Reorganization (the Plan) and the Disclosure Statement related thereto. The Plan Proponents have since filed numerous amendments to the Plan and Disclosure Statement. A hearing on the Plan Proponent’s Disclosure Statement was held in January 2021, and the Court entered an order approving the Disclosure Statement, allowing Imerys to proceed with soliciting votes on the Plan. In March 2021, the Company voted to reject the Plan and opted out of the consensual releases in the Plan. In April 2021, the Plan Proponents announced the Plan had received the requisite number of accepting votes to confirm the Plan. The Company challenged certain improprieties with respect to portions of the vote and sought to disqualify those votes. In October 2021, the Bankruptcy Court issued a ruling deeming thousands of votes as withdrawn as improperly voted. In October 2021, Imerys cancelled the confirmation hearing on the Plan. Imerys, the TCC, the FCR, and certain of Imerys’s insurers (the Mediation Parties) have since agreed to engage in mediation.

In July 2021, Imerys commenced an adversary proceeding against the Company in the Imerys Bankruptcy (the Imerys adversary proceeding). The Imerys adversary proceeding sought, among other things, certain declarations with respect to the indemnification obligations allegedly owed by the Company to Imerys. The TCC and FCR simultaneously filed a motion for temporary restraining order and preliminary injunction seeking to enjoin the Company from undergoing a corporate restructuring that would separate the Company’s talc liabilities from its other assets. The Bankruptcy Court denied the motion. The Company thereafter filed a motion to dismiss the adversary proceeding. The Bankruptcy Court has not yet decided the motion to dismiss. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Imerys adversary proceeding.

In June 2020, Cyprus Mines Corporation and its parent (together, Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company and Imerys in the Imerys Bankruptcy seeking a declaration of indemnity rights under certain contractual agreements (the Cyprus adversary proceeding). The Company denies such indemnification is owed, and filed a motion to dismiss the adversary complaint. In February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan. The Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against Talc Claims asserted against it. Cyprus has not yet sought approval of its Disclosure Statement and Plan. Cyprus, along with the TCC and FCR appointed in the Cyprus chapter 11 case, have agreed to participate in the mediation with the Mediation Parties. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Cyprus adversary proceeding.

In February 2021, several of the Company’s insurers involved in coverage litigation in New Jersey State Court (the Coverage Action) filed a motion in the Imerys Bankruptcy Court proceeding seeking a determination that the automatic stay does not apply to the Coverage Action and, in the alternative, seeking relief from the automatic stay to allow them to continue to litigate their claims in the Coverage Action. In March 2021, the Company filed a limited response and reservation of rights with respect to the motion. The Court entered an agreed order modifying the stay to allow the litigation in the Coverage Action to continue. In October 2021, LTL filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Coverage Action.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, the Company answered the complaint. In April 2021, briefing on Plaintiffs’ motion for class certification was completed. In July 2021, the Company filed a notice of supplemental authority in opposition to Plaintiff’s motion for class certification, and Plaintiff filed a response. In December 2021, the Company filed a motion to supplement the class certification record, and in January 2022, Plaintiff responded. Discovery is ongoing.

In June 2019, a shareholder filed a complaint initiating a summary proceeding in New Jersey state court for a books and records inspection. In August 2019, Johnson & Johnson responded to the books and records complaint and filed a cross motion to dismiss. In September 2019, Plaintiff replied and the Court heard oral argument. In February 2022, the Court granted Johnson & Johnson's cross motion to dismiss. In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation. In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues and demanding that suit be brought against certain Directors. Four of the shareholders who sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. In October 2020, the shareholders filed a consolidated complaint, and in January 2021, Johnson & Johnson moved to dismiss the consolidated complaint. In March 2021, Plaintiffs filed a motion for discovery. The Court temporarily terminated Johnson & Johnson’s motion to dismiss pending a decision on Plaintiff’s motion for discovery. In November 2021, at the Court’s request, the parties submitted supplemental briefing on Plaintiff’s motion for discovery.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S® Baby Powder. Plaintiffs are seeking damages and injunctive relief. In September 2019, Defendants filed a motion to dismiss. In April 2020, the Court granted Defendants’ motion but granted leave to amend. In June 2020, Plaintiffs filed an amended complaint, and in July 2020, Defendants moved to dismiss the amended complaint. As of October 2020, briefing on Defendants’ motion was complete. In February 2021, the Court granted Defendants’ motion, and granted Plaintiffs leave to amend. In April 2021, Plaintiffs informed the Court that they did not intend to file an amended complaint, and the Court dismissed the case with prejudice. In May 2021, Plaintiffs filed a notice of appeal with the Third Circuit. In July 2021, Plaintiffs filed their opening brief in the Third Circuit and in September 2021, Defendants filed their response brief, and in October 2021, Plaintiffs filed their reply brief. In January 2022, the Third Circuit heard oral argument.
A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S® Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. In October 2021, Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit. A bankruptcy stay was imposed in December 2021, and the Court held the reply deadline in abeyance.

In addition, the Company has received inquiries, subpoenas, and requests to produce documents regarding talc matters, including from Senator Murray, a member of the Senate Committee on Health, Education, Labor and Pensions, the Department of Justice, the Subcommittee on Economic and Consumer Policy of the House Committee on Oversight and Reform, the Senate

Committee on the Judiciary, the House Committee on Oversight and Reform, and individual Members of Congress. The Company has produced documents and responded to inquiries, and will continue to cooperate with government inquiries.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of INVOKANA®, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. In December 2016, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in state courts. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company’s accruals.

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

Medical Devices
In December 2016, Dr. Ford Albritton sued Acclarent, Inc. (Acclarent) in United States District Court for the Northern District of Texas alleging that Acclarent’s RELIEVA® Spin and RELIEVEA SpinPlus® products infringe U.S. Patent No. 9,011,412. Dr. Albritton also alleges breach of contract, fraud and that he is the true owner of Acclarent’s U.S. Patent No. 8,414,473. Trial began in October 2021, and shortly thereafter, the parties reached an agreement to settle the case. Plaintiff’s motion to dismiss with prejudice was filed in October 2021. The case was dismissed with prejudice in November 2021.

In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,246,200 (’200); 6,491,701 (’701); 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); 8,620,473 (’473); 8,801,601 (’601); and 9,452,276 (’276) based on Auris’ Monarch™ Platform. Auris filed IPR Petitions with the U.S. Patent and Trademark Office (USPTO) regarding the ’200, ’056, ’601 ’701, ’447, ’276 and ’906 patents. Intuitive subsequently dropped the ’200, ’473 and ’701 patents from the suit. In December 2019, the USPTO instituted review of the ’601 patent and denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’200, ’447, ’701 and ’906 patents and denied review of the ’276 patent. In December 2020, the USPTO declared all of the challenged claims in the ’601 patent to be invalid. Intuitive has appealed that decision. In March 2021, the USPTO ruled that the challenged claims of the ’447 and ’906 patents are not invalid. Auris has appealed that decision. Auris filed a request for reexamination of the ’276 patent in November 2021, and in January 2022, the USPTO granted the reexamination request. Trial is scheduled to begin in January 2023.

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

In March 2020, Osteoplastics, LLC filed a patent infringement suit against DePuy Synthes, Inc., DePuy Synthes Products, Inc., Medical Device Business Services, Inc., and Synthes, Inc. (collectively, DePuy Synthes) in the United States District Court for the District of Delaware. In the suit, Osteoplastics alleges willful infringement of U.S. Patent Nos. 8,781,557; 9,929,920; 9,330,206; 9,626,756; 9,672,617; 9,672,302; and 9,275,191 based on the PROPLAN CMF® Virtual Surgical Planning Services and the TruMatch® CMF Personalize Solutions. In April 2020, Osteoplastics filed an amended complaint to substitute U.S. Patent No. 9,292,920 for U.S. Patent No. 9,929,920. Osteoplastics seeks monetary damages and injunctive relief. In June 2020, DePuy Synthes filed a motion to dismiss the complaint. In October 2020, the Court dismissed Medical Device Business Services, Inc. from the case but otherwise denied the motion. In June 2021, Osteoplastics admitted that the PROPLAN CMF® Virtual Surgical Planning Services do not infringe any asserted patents. Trial was scheduled for October 2022. In October 2021, the case was settled and dismissed.

In October 2020, Rasmussen Instruments, LLC (Rasmussen) filed a patent infringement suit against DePuy Synthes Products, Inc., DePuy Synthes Sales, Inc. and Medical Device Business Services, Inc. (collectively, DePuy) in the United States District Court for the District of Massachusetts. Rasmussen alleges that DePuy willfully infringes U.S. Patent Nos. 9,492,180 and 10,517,583 (’583) by making and selling the Attune® Balanced Sizer. In April 2021, Rasmussen sought permission to amend its infringement contentions to allege that DePuy also willfully infringes the ’583 patent by making and selling the Attune® Balancing Blocks. Rasmussen seeks treble damages for willful infringement. Trial is scheduled for February 2022.

Pharmaceutical
Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)

The following summarizes lawsuits the Company’s subsidiaries have brought against generic companies that have filed ANDAs with the U.S. FDA or undertaken similar regulatory processes outside of the United States, seeking to market generic forms of products sold by various subsidiaries of Johnson & Johnson prior to expiration of the applicable patents covering those products. These ANDAs typically include allegations of non-infringement and invalidity of the applicable patents. In the event the Company’s subsidiaries are not successful in an action, or the automatic statutory stay of the ANDAs expires before the United States District Court rulings are obtained, the generic companies involved would have the ability, upon approval of the U.S. FDA, to introduce generic versions of their products to the market, resulting in the potential for substantial market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company’s subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents. The Inter Partes Review (IPR) process with the USPTO, created under the 2011 America Invents Act, is also being used at times by generic companies in conjunction with ANDAs and lawsuits, to challenge the applicable patents.

ZYTIGA®

Beginning in January 2019, Janssen Inc. and Janssen Oncology, Inc. (collectively, Janssen) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against Apotex Inc. (Apotex), Pharmascience Inc. (Pharmascience) and Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) in response to those parties’ filing of Abbreviated New Drug Submissions (ANDS) seeking approval to market generic versions of ZYTIGA® before the expiration of the Canadian Patent No. 2,661,422 (’422). The trial in these actions concluded in November 2020, and the Court issued a decision holding the ’422 patent invalid in January 2021. In February 2021, Janssen appealed the decision.

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

In October 2021, the court consolidated the Delaware lawsuits for all purposes, including trial. Trial for the consolidated Delaware lawsuits is scheduled to begin in May 2023.

In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc. and Mylan Inc. which filed an ANDA seeking approval to market a generic version of XARELTO® before expiration of the ’310 patent. In August 2021, JPI and Bayer filed a motion before the United States Judicial Panel on Multidistrict Litigation (the MDL panel) to transfer this lawsuit to the United States District Court for the District of Delaware for coordinated and consolidated pretrial proceedings. In December 2021, the MDL panel granted the motion. No trial date has been set in this lawsuit.

In each of these lawsuits, JPI and Bayer are seeking an order enjoining defendants from marketing their generic version of XARELTO® before the expiration of the ’310 patent.

INVOKANA®/INVOKAMET®/INVOKAMET XR®

In October 2019, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL), who filed an ANDA seeking approval to market a generic version of INVOKAMET® before expiration of MTPC’s United States Patent No. 7,943,788 (’788) relating to INVOKAMET®. In January 2021, Janssen and MTPC filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Macleods Pharmaceuticals, Ltd. and Macleods Pharma USA, Inc. (Macleods), which filed an ANDA seeking approval to market a generic version of INVOKAMET XR® before expiration of MTPC’s United States Patent Nos. 7,943,582 (’582) and/or 8,513,202 (’202) relating to INVOKAMET XR®.

In each of these U.S. lawsuits, Janssen and MTPC are seeking an order enjoining the defendant from marketing their generic versions of INVOKAMET® and/or, INVOKAMET XR® before the expiration of the relevant patents.

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

OPSUMIT®

In May 2020, Janssen Inc. (Janssen) and Actelion Pharmaceuticals Ltd (Actelion) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in Canada in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of OPSUMIT® 10 mg, before the expiration of Canadian Patent No. 2,659,770 (’770). Trial is ongoing.

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

INVEGA SUSTENNA®

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of United States Patent No. 9,439,906 (’906). Trial concluded in October 2020. In October 2021, the court issued a decision in Janssen’s favor. Teva has appealed the decision.

In August 2019, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited (Mylan), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent. Pursuant to an agreement by the parties, judgment in favor of Janssen was entered in December 2021. Mylan has filed an appeal.

In December 2019, Janssen initiated a patent infringement lawsuit in the United States District Courts for the Districts of New Jersey and Delaware against Pharmascience Inc., Mallinckrodt PLC and Specgx LLC (collectively, Pharmascience), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent.

In November 2021, Janssen initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Tolmar, Inc., Tolmar Therapeutics, Inc., Tolmar Pharmaceuticals, Inc. and Tolmar Holding, Inc. (collectively, Tolmar), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’906 patent.

In each of these U.S. lawsuits, Janssen is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA® before the expiration of the relevant patents.

In February 2018, Janssen Inc. and Janssen Pharmaceutica NV (collectively, Janssen Canada) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Teva Canada Limited (Teva Canada) in response to Teva’s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of Canadian Patent Nos. 2,309,629 (’629) and 2,655,335 (’335). Janssen subsequently discontinued the portion of the lawsuit relating to the ’629 patent. In May 2020, the Canadian Federal Court issued a Public Judgment and Reasons declaring that Teva Canada’s generic version of INVEGA SUSTENNA®, if approved, would infringe certain claims of the ’335 patent and that the claims of the ’335 patent are not invalid for obviousness. Teva Canada appealed.

In November 2020, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. in response to Pharmascience Inc.’s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’335 patent. A summary trial on the issue of infringement took place in November 2021. In January 2022, the Court issued a decision in favor of Janssen on the issue of infringement. A trial on the issue of validity is scheduled to begin in July 2022.

In January 2021, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) in response to Apotex’s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA® before the expiration of the ’335 patent. A summary trial on the issue of infringement took place in December 2021. In January 2022, the Court issued a decision in favor of Janssen on the issue of infringement. Apotex has not contested validity.

In each of these Canadian lawsuits, Janssen Canada is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA® before the expiration of the relevant patents.

INVEGA TRINZA®

In September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC (collectively, Mylan). Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA® (546 mg) before expiration of United States Patent No. 10,143,693 (’693) relating to INVEGA TRINZA® (546 mg). Janssen is seeking an order enjoining Mylan from marketing a generic version of INVEGA TRINZA® before the expiration of the ’693 patent. Trial is scheduled to begin in October 2022.

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

In January 2022, the court consolidated the three cases into the case filed in September 2020.

IMBRUVICA®

In March 2019, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen Pine Brook LLC and Natco Pharma Ltd. (collectively, Alvogen), which filed an ANDA seeking approval to market generic versions of IMBRUVICA® tablets, asserting infringement of United States Patent Nos. 7,514,444; 8,003,309; 8,476,284; 8,497,277; 8,697,711; 8,753,403; 8,754,090; 8,754,091; 8,952,015; 8,957,079; 9,181,257; 9,296,753; 9,655,857; 9,725,455; 10,010,507; 10,106,548; and 10,125,140. In June 2019, Pharmacyclics and JBI amended their complaint against Alvogen to further allege infringement of United States Patent No. 10,213,386. Pharmacyclics and JBI are seeking an order enjoining the defendants from marketing generic versions of IMBRUVICA® before the expiration of the relevant patents.

Trial against Alvogen took place in October 2020. In August 2021, the District Court issued a decision in favor of Pharmacyclics and Janssen finding the asserted claims against Alvogen to be infringed and not invalid. Alvogen has appealed that decision.

In September 2021, Pharmacyclics and Janssen Inc. (Janssen Canada) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Natco Pharma (Canada) Inc. (Natco) in response to Natco’s filing of two ANDSs seeking approval to market generic versions of IMBRUVICA® capsules before the expiration of Canadian Patent Nos. 2,663,116; 2,928,721; 2,800,913; 3,007,787; 3,007,788; 2,875,986; and 3,022,256. The trial is scheduled to begin in July 2023. Pharmacyclics and Janssen are seeking an order enjoining Natco from marketing its generic versions of IMBRUVICA® before the expiration of the relevant patents.

UPTRAVI®

In April 2020, Actelion Pharmaceuticals Ltd (Actelion) and Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Zydus Pharmaceuticals (USA), Inc. and Zydus Worldwide DMCC (collectively, Zydus), who filed an ANDA seeking approval to market a generic version of UPTRAVI® before expiration of Nippon Shinyaku’s United States Patent Nos. 7,205,302 (’302); relating to UPTRAVI®. Actelion is the exclusive licensee of the ’302 patent. In January 2022, Actelion, Nippon Shinyaku and Zydus entered into a confidential settlement agreement and the lawsuit was dismissed.
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

Opioid Litigation
Beginning in 2014 and continuing to the present, Johnson & Johnson and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in approximately 3,400 lawsuits related to the marketing of opioids, including DURAGESIC®, NUCYNTA® and NUCYNTA® ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children suffering from Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical manufacturers, including Johnson & Johnson and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. The Government of Puerto Rico filed suit in Superior Court of San Juan. There are over 380 cases pending in various state courts. There are close to 3,000 federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. In addition, the Province of British Columbia filed suit against Johnson & Johnson and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against Johnson & Johnson and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. In October 2019, an antitrust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

In 2019, the trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against Johnson & Johnson and JPI in the amount of $465 million. Johnson & Johnson and JPI appealed the judgment, and in November 2021, the Oklahoma Supreme Court reversed the trial court’s judgment. In October 2019 Johnson & Johnson and JPI announced a settlement of the first case set for trial in the MDL with two counties in Ohio. In April 2021, three California counties and the City of Oakland commenced a trial in California state court against Johnson & Johnson and JPI, and other affiliates, as well as three other pharmaceutical manufacturers. The trial concluded in October 2021, and in December 2021, the Court entered a final trial judgment in favor of Defendants on all claims. In February 2022, Plaintiffs' motion to set aside and vacate the judgment was denied.

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

Johnson & Johnson, JPI and other pharmaceutical companies have also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, Johnson & Johnson and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement in principle is not an admission of liability or wrong-doing. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims have been finalized and up to one-third of the all-in settlement is expected to be paid within the next 12 months, depending upon the level of participation by the states and their subdivisions. The terms provide a period of time for states to elect to participate in the agreement and, thereafter, a period for the subdivisions of the participating states to opt-in. As of January 2022, 45 states, five territories, and the District of Columbia had elected to participate in the settlement. The subdivision opt-in period expired in January 2022. The Company retains the right to opt-out of the agreement until late February 2022 if, in its sole discretion, there is insufficient participation. Based on expected participation, the Company has committed in advance to proceed with the settlement in five of the participating states (New York, Texas, Florida, Nevada, and New Mexico) and with tribal governments, whose cases were scheduled for trial in 2021, 2022, or 2023.

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

In November 2019, one of the shareholders who sent a demand filed a derivative complaint against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In May 2020, the shareholder filed an amended complaint challenging the Board’s rejection of his demand. In August 2020, Johnson & Johnson moved to dismiss the amended complaint. In February 2021, the Court held oral argument on Johnson & Johnson’s motion. In February 2022, the Court granted Johnson & Johnson’s motion to dismiss the amended complaint. In August 2020, another shareholder who sent a demand filed a separate derivative complaint in the same court making similar allegations. In October 2020, the Court granted defendants’ request to reassign the second-filed case to the division where the first-filed case is pending.

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

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR™ XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss in July 2021. DePuy filed a motion for reconsideration of the District Court’s July 2021 ruling. In November 2021, the District Court granted DePuy’s motion for reconsideration and dismissed the case with prejudice. The District Court’s order was unsealed in December 2021. The Relators filed several post-dismissal motions, including a January 2022 omnibus motion for reconsideration. Following the District Court’s order dismissing the case with prejudice, DePuy filed a December 2021 motion seeking the recovery of attorneys’ fees.

In October 2012, Johnson & Johnson was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. The California case started trial in July 2019 and concluded in September 2019. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company’s motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company is appealing the penalty judgment. In April 2020, the Company settled the West Virginia case. In October 2020, the Company settled with the Attorney General of Oregon. Trial in the Kentucky matter is scheduled for May 2023.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S® Baby Powder and JOHNSON’S® Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. Johnson & Johnson and JJCI moved for summary judgment on the grounds that the State’s claim was barred by preemption, which the trial court denied. The Mississippi Supreme Court granted Johnson & Johnson and JJCI’s request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Briefing and oral argument were completed. Thereafter, the Court rejected the interlocutory appeal in April 2021 and remanded the matter to the trial court. Thereafter, the State moved for a trial setting. JJCI objected to any trial setting due to the LTL Bankruptcy and that any decision on whether the stay applied should be deferred to the LTL Bankruptcy court. The State opposed any stay and argued that the trial court should decide issues concerning the stay. The motion for trial setting and JJCI’s objections were heard in November 2021 and in January 2022, the Court granted plaintiff’s motion for trial setting and directed the parties to consult with the Court administrator to secure a trial date. That process is underway. In August 2021, JJCI filed a Petition for Writ of Certiorari in the United States Supreme Court as to the Mississippi Supreme Court’s ruling of April 2021, the State responded to the Petition for Writ of Certiorari in November 2021, the JJCI filed a reply in November 2021, and the United States Supreme Court denied the Petition for Writ of Certiorari in December 2021.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company moved to dismiss certain of the claims in the Amended Complaint, which was granted. The Company then filed a motion for partial judgment on the pleadings in December 2020, which was denied. The Company made its first document production in February 2021 and discovery is currently scheduled to close on April 25, 2022.

Forty-two states and the District of Columbia have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona,

North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow up requests from those states.

In March 2016, Janssen Pharmaceuticals, Inc. (JPI) received a Civil Investigative Demand from the United States Attorney’s Office for the Southern District of New York related to JPI’s contractual relationships with pharmacy benefit managers over the period from January 1, 2006 to the present with regard to certain of JPI’s pharmaceutical products. The demand was issued in connection with an investigation under the False Claims Act. The Company has provided documents in response to the demand.

In July 2016, Johnson & Johnson and Janssen Products LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA® and INTELENCE®, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and the case is proceeding to trial.

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

In June 2017, Johnson & Johnson received a subpoena from the United States Attorney’s Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes, Inc.(DePuy) spinal implants at three hospitals in Boston as well as interactions of employees of Company subsidiaries with physicians at these hospitals. Johnson & Johnson and DePuy have produced documents in response to the subpoena and are fully cooperating with the government’s investigation.

In July 2018, the Public Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority CADE inspected the offices of more than 30 companies including Johnson & Johnson do Brasil Indústria e Comércio de Produtos para Saúde Ltda. The authorities appear to be investigating allegations of possible anti-competitive behavior and possible improper payments in the medical device industry. The Company continues to respond to inquiries regarding the Foreign Corrupt Practices Act from the United States Department of Justice and the United States Securities and Exchange Commission.

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

In June 2018, Walgreen Co. and Kroger Co., filed an antitrust complaint against Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE®. The complaint seeks damages and injunctive relief. In March 2019, summary judgment was granted in favor of Janssen. In February 2020, the United States Court of Appeals for the Third Circuit reversed the District Court’s decision. This matter was settled in January 2022.

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to Johnson & Johnson in connection with its investigation of whether Janssen’s REMICADE® contracting practices violate federal antitrust laws. The Company has produced documents and information responsive to the Civil Investigative Demand.

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision.

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

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia. The complaint, which was filed in December 2017 in United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA® to the government in connection with direct government sales and government-funded drug reimbursement programs. At this time, the federal and state governments have declined to intervene. The case has been transferred to United States District Court for the District of New Jersey. Janssen’s motion to dismiss was denied in December 2021.

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers Squibb and Japan Tobacco. In March 2020, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs filed an amended complaint in April 2020. Defendants moved to dismiss the amended complaint. In July 2020, the Court granted in part and denied in part the renewed motion to dismiss. In December 2021, several insurance companies and other payers filed individual “Opt-Out” complaints containing allegations similar to the original complaint. Discovery is ongoing.

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In January 2020, BWI filed a motion to dismiss the complaint. In August 2020, the Court granted in part and denied in part BWI’s motion to dismiss. In December 2021, BWI filed a motion for summary judgment. The trial is set for April 2022.

In November 2019, Johnson & Johnson received a demand for indemnification from Pfizer Inc., pursuant to the 2006 Stock and Asset Purchase Agreement between the Company and Pfizer. Also in November 2019, Johnson & Johnson Inc. received a demand for indemnification from Sanofi Consumer Health, Inc., pursuant to the 2016 Asset Purchase Agreement between Johnson & Johnson Inc. and Sanofi. In January 2020, Johnson & Johnson received a demand for indemnification from

Boehringer Ingelheim Pharmaceuticals, Inc., pursuant to the 2006 Asset Purchase Agreement among the Company, Pfizer, and Boehringer Ingelheim. The notices seek indemnification for legal claims related to over-the-counter ZANTAC® (ranitidine) products. Plaintiffs in the underlying actions allege that ZANTAC® and other over-the-counter ranitidine medications contain unsafe levels of NDMA (N-nitrosodimethylamine) and can cause and/or have caused various cancers in patients using the products, and seek injunctive and monetary relief.

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against Johnson & Johnson, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed.

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various Johnson & Johnson entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging a strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation has consolidated all pending actions, except one product liability case and one case pending in New Jersey state court, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement.

Johnson & Johnson (subsequently substituted by Johnson & Johnson Consumer Inc. (JJCI)) along with more than 120 other companies, is a defendant in a cost recovery and contribution action brought by Occidental Chemical Corporation in June 2018 in the United States District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey.

Johnson & Johnson or its subsidiaries are also parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

20. Restructuring
In the fiscal second quarter of 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In fiscal year 2021, the Company recorded a pre-tax charge of $0.5 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.1 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $1.8 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.
In total, the Company expects the Global Supply Chain actions to generate approximately $0.6 billion to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by the end of 2022. The program is set to be completed at the end of 2022. The Company expects to record pre-tax restructuring charges of approximately $2.1 billion to $2.3 billion, over the 4 to 5 year period of this activity. These costs are associated with network optimizations, exit costs and accelerated depreciation and amortization.

The following table summarizes the severance charges and the associated spending under these initiatives through the fiscal year ended 2021:

(Dollars in Millions)	Severance	Asset Write-offs/Sales	Other(2)	Total
Reserve balance, December 29, 2019	$164	—	16	180

2020 activity	(29)	—	(7)	(36)

Reserve balance, January 3, 2021	135	—	9	144

Current year activity:
Charges	—	53	420	473
Cash settlements	(23)		(404)	(427)
Settled non cash	—	(53)		(53)
Reserve balance, January 2, 2022(1)	$112	—	25	137

(1) Cash outlays for severance are expected to be substantially paid out over the next year in accordance with the Company's plans and local laws.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson & Johnson

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended January 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

U.S. Pharmaceutical Rebate Reserves – Managed Care, Medicare and Medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued Rebates, Returns, and Promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical goods within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $7.7 billion as of January 2, 2022. For significant rebate programs, which include the U.S. Managed Care, Medicare and Medicaid rebate programs, rebates and discounts estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S. pharmaceutical market.

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

Litigation Contingencies – Talc
As described in Notes 1 and 19 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. Management continues to believe that the Company has strong legal grounds to contest the talc verdicts it has appealed. Notwithstanding management’s confidence in the safety of the Company’s talc products, in certain circumstances the Company has settled cases. In October 2021, Johnson & Johnson Consumer Inc. (Old JJCI), a wholly-owned subsidiary of Johnson & Johnson, implemented a corporate restructuring and created a subsidiary, LTL Management LLC (LTL), which became solely responsible for the talc-related liabilities, and another subsidiary, New JJCI, which became responsible for the remaining business of Old JJCI. LTL filed a voluntary petition, seeking relief under chapter 11 of the Bankruptcy Code. As a result of the LTL bankruptcy case, the Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, Johnson & Johnson, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties. Claimants have filed a motion to dismiss the LTL bankruptcy case. The court commenced a hearing on February 14, 2022 regarding the motion to dismiss and on whether the PI should be extended. The Company has agreed to provide funding to LTL for the payment of amounts the Bankruptcy Court determines are owed by LTL through the establishment of a $2 billion trust in furtherance of this purpose. The Company has established a reserve for approximately $2 billion in connection with the aforementioned trust. The parties have not yet been able to reach a resolution of all matters related to talc, and while certain amounts under various scenarios have recently been referred to in testimony as part of the LTL bankruptcy proceedings, the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

The principal considerations for our determination that performing procedures relating to the talc litigation is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for the future and existing talc claims can be made, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with this litigation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the talc litigation, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for the talc litigation; (ii) discussing the status of significant known actual and potential litigation and the ongoing LTL bankruptcy proceedings with the Company’s in-house legal counsel, as well as external counsel when deemed necessary; (iii) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel for significant litigation; (iv) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (v) evaluating the sufficiency of the Company’s litigation contingencies disclosures.

Litigation – Opioids
As described in Notes 1 and 19 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including opioids, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. The Company has been named in numerous lawsuits brought by certain state and local governments, including tribal governments, related to opioids matters. In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of the matters. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims have been finalized, depending upon the level of participation by the various parties. The terms provide a period of time for states to elect to participate in the agreement and, thereafter, a period for the subdivisions of the participating states to opt-in. The subdivision opt-in period expired in January 2022. The Company retains the right to opt-out of the agreement until late February 2022 if, in its sole discretion, there is insufficient participation.

The principal considerations for our determination that performing procedures relating to the opioids litigation is a critical audit matter are the significant judgment by management when determining whether a reasonable estimate of the range of loss for the agreement to settle the opioids litigation can be made, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with this litigation.

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
February 17, 2022
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of January 2, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ J. Duato	/s/ Joseph J. Wolk
Joaquin Duato	Joseph J. Wolk
Director	Executive Vice President, Chief Financial Officer
Chief Executive Officer

Shareholder Return Performance Graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending January 2, 2022, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2016 and December 31, 2011 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

	2016	2017	2018	2019	2020	2021
Johnson & Johnson	$100.00	$124.40	$118.02	$137.15	$152.03	$169.43
S&P 500 Index	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
S&P Pharmaceutical Index	$100.00	$112.57	$121.68	$140.04	$150.58	$189.36
S&P Healthcare Equipment Index	$100.00	$130.90	$152.15	$196.77	$231.46	$276.26
10 Year Shareholder Return Performance J&J vs. Indices

	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Johnson & Johnson	$100.00	$110.83	$149.19	$175.05	$177.08	$204.21	$254.05	$241.00	$280.07	$310.46	$346.00
S&P 500 Index	$100.00	$115.99	$153.55	$174.55	$176.95	$198.10	$241.33	$230.73	$303.35	$359.13	$462.13
S&P Pharmaceutical Index	$100.00	$114.43	$154.74	$189.12	$200.06	$196.93	$221.69	$239.63	$275.78	$296.54	$372.90
S&P Healthcare Equipment Index	$100.00	$117.27	$149.74	$189.09	$200.39	$213.38	$279.31	$324.67	$419.87	$493.90	$589.48

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.
Item 9A.CONTROLS AND PROCEDURES
    Disclosure Controls and Procedures.  At the end of the period covered by this Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Joaquin Duato, Chief Executive Officer, and Joseph J. Wolk, Executive Vice President, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Duato and Wolk concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.
    Reports on Internal Control Over Financial Reporting. The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”, and the attestation regarding internal controls over financial reporting included in the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Report.
    Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended January 2, 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting despite the fact that many of its employees have worked remotely due to the COVID-19 pandemic. The Company proactively took actions to re-evaluate and refine its financial reporting process through additional monitoring controls to provide reasonable assurance that the financial results are reported accurately and timely. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.
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
Item 9B.OTHER INFORMATION
    Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
Item 11.EXECUTIVE COMPENSATION
    The information called for by this item is incorporated herein by reference to the material under the captions “Item 1. Election of Directors – Director Compensation,” and “Item 2. Compensation & Benefits Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement.
    The material incorporated herein by reference to the material under the caption “Compensation & Benefits Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Report and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.
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
Equity Compensation Plan Information
    The following table provides certain information as of January 2, 2022 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	133,794,708	$109.96	240,344,013
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	133,794,708	$109.96	240,344,013

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

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.     Financial Statements
    Consolidated Balance Sheets at end of Fiscal Years 2021 and 2020
        Consolidated Statements of Earnings for Fiscal Years 2021, 2020 and 2019
        Consolidated Statements of Comprehensive Income for Fiscal Years 2021, 2020 and 2019
        Consolidated Statements of Equity for Fiscal Years 2021, 2020 and 2019
        Consolidated Statements of Cash Flows for Fiscal Years 2021, 2020 and 2019
        Notes to Consolidated Financial Statements
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
Date: February 17, 2022

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. Duato
J. Duato, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Duato	Director	February 17, 2022
J. Duato	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 17, 2022
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 17, 2022
R. J. Decker Jr.	(Principal Accounting Officer)

/s/ A. Gorsky	Executive Chairman, Board of Directors	February 17, 2022
A. Gorsky

/s/ M. C. Beckerle	Director	February 17, 2022
M. C. Beckerle

/s/ D. S. Davis	Director	February 17, 2022
D. S. Davis

/s/ I. E. L. Davis	Director	February 17, 2022
I. E. L. Davis

/s/ J. A. Doudna	Director	February 17, 2022
J. A. Doudna

Signature	Title	Date
/s/ M. A. Hewson	Director	February 17, 2022
M. A. Hewson

/s/ H. Joly	Director	February 17, 2022
H. Joly

/s/ M. B. McClellan	Director	February 17, 2022
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 17, 2022
A. M. Mulcahy

/s/ C. Prince	Director	February 17, 2022
C. Prince

/s/ A. E. Washington	Director	February 17, 2022
A. E. Washington

/s/ M. A. Weinberger	Director	February 17, 2022
M. A. Weinberger

/s/ N.Y. West	Director	February 17, 2022
N. Y. West

/s/ R. A. Williams	Director	February 17, 2022
R. A. Williams

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
3(i)	Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.
3(ii)	Certificate of Amendment to the Certificate of Incorporation of Johnson & Johnson effective April 30, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed April 29, 2020.
3(iii)	By-Laws of the Company, as amended effective June 9, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed June 10, 2020.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
4(b)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed August 12, 2020.
10(a)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed on May 10, 2005 (file no. 333-124785).*
10(b)	Form of Stock Option Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*
10(c)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed on March 15, 2017.*
10(d)	Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(e)	Global NonQualified Stock Option Award Agreement, Global Restricted Share Unit Award Agreement and Global Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(f)	Johnson & Johnson Executive Incentive Plan (Amended as of November 28, 2018) — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2019.*
10(g)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10(h)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10(i)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10(j)	Amended and Restated Deferred Fee Plan for Directors (Amended as of January 17, 2012) — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 2012.*
10(k)	The Johnson & Johnson Executive Income Deferral Plan Amended and Restated Effective January 1, 2010 — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(l)	Excess Savings Plan (Effective as of January 1, 1996) — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 29, 1996.*
10(m)	Amendments to the Johnson & Johnson Excess Savings Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(p) of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 28, 2008.*
10(n)
Amended and Restated Excess Benefit Plan of Johnson & Johnson and Affiliated Companies (Amended and restated effective January 1, 2020, except as otherwise provided) incorporated herein by reference to Exhibit 10(n) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2021*

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

