Form 10-Q
period 2022-07-03
JOHNSON & JOHNSON
filed 2022-07-29
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 3, 2022

or

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
On July 22, 2022, 2,629,179,895 shares of Common Stock, $1.00 par value, were outstanding.

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

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,983	14,487
Marketable securities	21,585	17,121
Accounts receivable, trade, less allowances $223 (2021, $230)	16,139	15,283
Inventories (Note 2)	11,437	10,387
Prepaid expenses and other	3,703	3,701
Total current assets	63,847	60,979
Property, plant and equipment at cost	47,144	47,679
Less: accumulated depreciation	(28,790)	(28,717)
Property, plant and equipment, net	18,354	18,962
Intangible assets, net (Note 3)	42,408	46,392
Goodwill (Note 3)	34,166	35,246
Deferred taxes on income (Note 5)	9,514	10,223
Other assets	9,435	10,216
Total assets	$177,724	182,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$4,305	3,766
Accounts payable	9,765	11,055
Accrued liabilities	12,607	13,612
Accrued rebates, returns and promotions	13,447	12,095
Accrued compensation and employee related obligations	2,717	3,586
Accrued taxes on income (Note 5)	1,980	1,112
Total current liabilities	44,821	45,226
Long-term debt (Note 4)	28,292	29,985
Deferred taxes on income (Note 5)	5,015	7,487
Employee related obligations (Note 6)	8,553	8,898
Long-term taxes payable (Note 5)	4,162	5,713
Other liabilities	10,524	10,686
Total liabilities	$101,367	107,995
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(13,843)	(13,058)
Retained earnings	126,216	123,060
Less: common stock held in treasury, at cost (490,811,000 and 490,878,000 shares)	39,136	39,099
Total shareholders’ equity	76,357	74,023
Total liabilities and shareholders' equity	$177,724	182,018
See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	July 3, 2022	Percent to Sales	July 4, 2021	Percent to Sales
Sales to customers (Note 9)	$24,020	100.0%	$23,312	100.0%
Cost of products sold	7,919	33.0	7,587	32.5
Gross profit	16,101	67.0	15,725	67.5
Selling, marketing and administrative expenses	6,226	25.9	6,073	26.1
Research and development expense	3,703	15.4	3,394	14.6
Interest income	(64)	(0.3)	(12)	(0.1)
Interest expense, net of portion capitalized	38	0.2	40	0.2
Other (income) expense, net	273	1.1	(488)	(2.1)
Restructuring (Note 12)	85	0.4	56	0.2
Earnings before provision for taxes on income	5,840	24.3	6,662	28.6
Provision for taxes on income (Note 5)	1,026	4.3	384	1.7
NET EARNINGS	$4,814	20.0%	$6,278	26.9%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.83		$2.38
Diluted	$1.80		$2.35

AVG. SHARES OUTSTANDING
Basic	2,629.6		2,632.5
Diluted	2,667.9		2,671.6

See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	July 3, 2022	Percent to Sales	July 4, 2021	Percent to Sales
Sales to customers (Note 9)	$47,446	100.0%	$45,633	100.0%
Cost of products sold	15,517	32.7	14,650	32.1
Gross profit	31,929	67.3	30,983	67.9
Selling, marketing and administrative expenses	12,164	25.6	11,505	25.2
Research and development expense	7,165	15.1	6,572	14.4
In-process research and development	610	1.3	0	0.0
Interest income	(86)	(0.2)	(27)	0.0
Interest expense, net of portion capitalized	48	0.1	103	0.2
Other (income) expense, net	171	0.4	(1,370)	(3.0)
Restructuring (Note 12)	155	0.3	109	0.2
Earnings before provision for taxes on income	11,702	24.7	14,091	30.9
Provision for taxes on income (Note 5)	1,739	3.7	1,616	3.6
NET EARNINGS	$9,963	21.0%	$12,475	27.3%

NET EARNINGS PER SHARE (Note 8)
Basic	$3.79		$4.74
Diluted	$3.73		$4.67

AVG. SHARES OUTSTANDING
Basic	2,629.4		2,632.0
Diluted	2,669.2		2,674.0

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net earnings	$4,814	6,278	$9,963	12,475

Other comprehensive income (loss), net of tax
Foreign currency translation	(151)	(135)	(705)	141

Securities:
Unrealized holding gain (loss) arising during period	(20)	(1)	(33)	(1)
Reclassifications to earnings	—	—	—	—
Net change	(20)	(1)	(33)	(1)

Employee benefit plans:
Prior service cost amortization during period	(20)	(41)	(73)	(82)
Gain (loss) amortization during period	86	275	303	549
Net change	66	234	230	467

Derivatives & hedges:
Unrealized gain (loss) arising during period	145	400	(50)	(122)
Reclassifications to earnings	(126)	(270)	(227)	(343)
Net change	19	130	(277)	(465)

Other comprehensive income (loss)	(86)	228	(785)	142

Comprehensive income	$4,728	6,506	$9,178	12,617

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal second quarter were as follows for 2022 and 2021, respectively: Foreign Currency Translation: $533 million and $90 million; Securities: $6 million in 2022; Employee Benefit Plans: $84 million and $66 million; Derivatives & Hedges: $5 million and $33 million.

The tax effects in other comprehensive income for the fiscal six months were as follows for 2022 and 2021, respectively: Foreign Currency Translation: $678 million and $229 million; Securities: $9 million in 2022; Employee Benefit Plans: $65 million and $132 million; Derivatives & Hedges: $73 million and $124 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Second Quarter Ended July 3, 2022

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, April 3, 2022	$74,709	124,380	(13,757)	3,120	(39,034)
Net earnings	4,814	4,814	—	—	—
Cash dividends paid ($1.13 per share)	(2,971)	(2,971)	—	—	—
Employee compensation and stock option plans	864	(7)	—	—	871
Repurchase of common stock	(973)	—	—	—	(973)
Other comprehensive income (loss), net of tax	(86)	—	(86)	—	—
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)

Fiscal Six Months Ended July 3, 2022

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	9,963	9,963	—	—	—
Cash dividends paid ($2.19 per share)	(5,758)	(5,758)	—	—	—
Employee compensation and stock option plans	1,464	(1,049)	—	—	2,513
Repurchase of common stock	(2,550)	—	—	—	(2,550)
Other comprehensive income (loss), net of tax	(785)	—	(785)	—	—
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)

Table of Content

Fiscal Second Quarter Ended July 4, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, April 4, 2021	$65,834	116,508	(15,328)	3,120	(38,466)
Net earnings	6,278	6,278	—	—	—
Cash dividends paid ($1.06 per share)	(2,791)	(2,791)	—	—	—
Employee compensation and stock option plans	662	159	—	—	503
Repurchase of common stock	(631)	—	—	—	(631)
Other comprehensive income (loss), net of tax	228	—	228	—	—
Balance, July 4, 2021	$69,580	120,154	(15,100)	3,120	(38,594)

Fiscal Six Months Ended July 4, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 3, 2021	$63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	12,475	12,475	—	—	—
Cash dividends paid ($2.07 per share)	(5,450)	(5,450)	—	—	—
Employee compensation and stock option plans	1,204	(761)	—	—	1,965
Repurchase of common stock	(2,069)	—	—	—	(2,069)
Other comprehensive income (loss), net of tax	142	—	142	—	—
Balance, July 4, 2021	$69,580	120,154	(15,100)	3,120	(38,594)

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 3, 2022	July 4, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,963	12,475
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,513	3,733
Stock based compensation	644	661
Asset write-downs	747	26
Net gain on sale of assets/businesses	(213)	(601)
Deferred tax provision	(2,349)	(685)
Credit losses and accounts receivable allowances	(3)	(52)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,386)	(1,566)
Increase in inventories	(1,257)	(818)
Decrease in accounts payable and accrued liabilities	(1,170)	(4,050)
Decrease in other current and non-current assets	3,527	1,415
Decrease in other current and non-current liabilities	(2,456)	(1,150)

NET CASH FLOWS FROM OPERATING ACTIVITIES	9,560	9,388

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,470)	(1,490)
Proceeds from the disposal of assets/businesses, net (Note 10)	314	654
Acquisitions, net of cash acquired (Note 10)	(523)	—
Purchases of investments	(22,048)	(12,264)
Sales of investments	17,634	12,453
Credit support agreements activity, net	(10)	441
Other (primarily licenses and milestones)	(170)	(398)

NET CASH USED BY INVESTING ACTIVITIES	(6,273)	(604)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(5,758)	(5,450)
Repurchase of common stock	(2,550)	(2,069)
Proceeds from short-term debt	4,371	498
Repayment of short-term debt	(2,201)	(689)
Proceeds from long-term debt, net of issuance costs	2	1
Repayment of long-term debt	(2,132)	(1,451)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	820	543
Credit support agreements activity, net	813	130
Other	(11)	83

NET CASH USED BY FINANCING ACTIVITIES	(6,646)	(8,404)

Effect of exchange rate changes on cash and cash equivalents	(145)	(33)
(Decrease)/Increase in cash and cash equivalents	(3,504)	347
Cash and Cash equivalents, beginning of period	14,487	13,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,983	14,332

Acquisitions
Fair value of assets acquired	$621	—
Fair value of liabilities assumed and noncontrolling interests	(98)	—
Net cash paid for acquisitions	$523	—
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

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, inflation, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of July 3, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended July 3, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There were no new material accounting standards issued in the fiscal second quarter of 2022 that impacted the Company.

Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the fiscal second quarter of 2022.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	July 3, 2022	January 2, 2022
Raw materials and supplies	$1,696	1,592
Goods in process	2,324	2,287
Finished goods	7,417	6,508
Total inventories	$11,437	10,387

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

(Dollars in Millions)	July 3, 2022	January 2, 2022
Intangible assets with definite lives:
Patents and trademarks — gross	$36,885	38,572
Less accumulated amortization	(20,336)	(20,088)
Patents and trademarks — net	16,549	18,484
Customer relationships and other intangibles — gross	22,558	23,011
Less accumulated amortization	(12,269)	(11,925)
Customer relationships and other intangibles — net(1)	10,289	11,086
Intangible assets with indefinite lives:
Trademarks	6,794	6,985
Purchased in-process research and development(2)	8,776	9,837
Total intangible assets with indefinite lives	15,570	16,822
Total intangible assets — net	$42,408	46,392
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

Goodwill as of July 3, 2022 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	MedTech	Total
Goodwill at January 2, 2022	$9,810	10,580	14,856	35,246
Goodwill, related to acquisitions	—	—	195	195
Currency translation/Other	(665)	(545)	(65)	(1,275)
Goodwill at July 3, 2022	$9,145	10,035	14,986	34,166

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.1 billion and $1.2 billion for the fiscal second quarters ended July 3, 2022 and July 4, 2021, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $2.2 billion and $2.4 billion for the fiscal six months ended July 3, 2022 and July 4, 2021, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2022	2023	2024	2025	2026
$4,400	4,400	4,200	3,400	2,800

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of July 3, 2022, the cumulative amount of cash collateral received by the Company under the CSA amounted to $233.0 million net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of July 3, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $46.7 billion, $37.2 billion and $10.0 billion, respectively. As of January 2, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.8 billion, $37.4 billion and $10.0 billion respectively.

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

As of July 3, 2022, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $613 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Table of Content

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended in 2022 and 2021, net of tax:

	July 3, 2022					July 4, 2021
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(241)	—	—	—	—	(6)	—
Derivatives designated as hedging instruments	—	—	—	241	—	—	—	—	6	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	44	—	—	—	—	40	—
Amount of gain or (loss) recognized in AOCI	—	—	—	44	—	—	—	—	40	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(17)	(6)	42	—	(39)	11	14	104	—	2

Amount of gain or (loss) recognized in AOCI	(25)	35	69	—	(38)	(3)	(50)	119	—	8

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	102	—	—		—	99	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	60	—	—	—	—	286	—

Table of Content
The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended in 2022 and 2021, net of tax:

	July 3, 2022					July 4, 2021
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(772)	—	—	—	—	(6)	—
Derivatives designated as hedging instruments	—	—	—	772	—	—	—	—	6	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	89	—	—	—	—	80	—
Amount of gain or (loss) recognized in AOCI	—	—	—	89	—	—	—	—	80	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(34)	(58)	65	—	(57)	28	48	(9)	—	5

Amount of gain or (loss) recognized in AOCI	(3)	(59)	102	—	(111)	(6)	(243)	43	—	25

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	222	—	—	—	—	191	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(68)	—	—	—	—	(21)	—

Table of Content
As of July 3, 2022, and January 2, 2022, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	July 3, 2022	January 2, 2022	July 3, 2022	January 2, 2022
Long-term Debt	$9,035	9,793	(1,010)	(142)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal second quarters ended 2022 and 2021:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Foreign Exchange Contracts	Other (income) expense	$73	(21)	102	(37)

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2022 and 2021:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
Debt	$202	(45)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$313	(70)	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2022 and 2021

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
Debt	$270	164	Interest (income) expense	—	—
Cross Currency interest rate swaps	$873	291	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 2, 2022			July 3, 2022
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,884	(508)	(36)	1,340	1,340

Equity Investments without readily determinable value	$500	(14)	35	521	521
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, there was a decrease of $14 million in the fair value reflected in net income as a result of impairments.

Subsequent to the fiscal second quarter ended July 3, 2022, the Company sold all of its shares in argenx SE for proceeds of $0.6 billion.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Table of Content
The Company’s significant financial assets and liabilities measured at fair value as of July 3, 2022 and January 2, 2022 were as follows:

	July 3, 2022				January 2, 2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	1,314	—	1,314	540
Interest rate contracts (2)	—	1,979	—	1,979	796
Total	—	3,293	—	3,293	1,336
Liabilities:
Forward foreign exchange contracts	—	1,513	—	1,513	881
Interest rate contracts (2)	—	1,540	—	1,540	979
Total	—	3,053	—	3,053	1,860
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	47	—	47	24
Liabilities:
Forward foreign exchange contracts	—	44	—	44	28
Other Investments:
Equity investments (3)	1,340	—	—	1,340	1,884
Debt securities (4)	—	21,123	—	21,123	19,727
Other Liabilities
Contingent consideration (5)	$—	—	536	536	533

Gross to Net Derivative Reconciliation	July 3, 2022	January 2, 2022
(Dollars in Millions)
Total Gross Assets	$3,340	1,360
Credit Support Agreement (CSA)	(3,226)	(1,285)
Total Net Asset	114	75

Total Gross Liabilities	3,097	1,888
Credit Support Agreement (CSA)	(2,993)	(1,855)
Total Net Liabilities	$104	33

Table of Content

Summarized information about changes in liabilities for contingent consideration is as follows:

	July 3, 2022	July 4, 2021
(Dollars in Millions)
Beginning Balance	$533	$633
Changes in estimated fair value (6)	(88)	8
Additions	91	—
Payments	—	(48)
Ending Balance	$536	$593

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
(5)    Includes $519 million and $520 million, classified as non-current other liabilities as of July 3, 2022 and January 2, 2022, respectively. Includes $17 million and $13 million classified as current liabilities as of July 3, 2022 and January 2, 2022, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.

The Company's cash, cash equivalents and current marketable securities as of July 3, 2022 comprised:

(Dollars in Millions)	Carrying Amount	Gain/( Loss)	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,337	—	3,337	3,337	—
Non-U.S. sovereign securities(1)	538	(1)	537	—	538
U.S. reverse repurchase agreements	2,112	—	2,112	2,112	—
Corporate debt securities(1)	2,443	(8)	2,435	240	2,203
Money market funds	1,968	—	1,968	1,968	—
Time deposits(1)	1,047	—	1,047	1,047	—
Subtotal	11,445	(9)	11,436	8,704	2,741

		Unrealized Loss
U.S. Gov't securities	20,919	(45)	20,874	2,251	18,623
Other sovereign securities	3	—	3	—	3
Corporate debt securities	247	(1)	246	28	218
Subtotal available for sale debt(2)	$21,169	(46)	21,123	2,279	18,844
Total cash, cash equivalents and current marketable securities	$32,614	(55)	32,559	10,983	21,585
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

The contractual maturities of the available for sale securities as of July 3, 2022 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$21,155	21,109
Due after one year through five years	14	14
Due after five years through ten years	—	—
Total debt securities	$21,169	21,123

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of July 3, 2022:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$4,305	4,304

Non-Current Debt
6.73% Debentures due 2023	250	263
3.375% Notes due 2023	802	805
0.650% Notes due 2024 (750MM Euro 1.0408)	774	766
5.50% Notes due 2024 (500MM GBP 1.2143)	605	647
2.625% Notes due 2025	749	745
0.550% Notes due 2025	940	872
2.45% Notes due 2026	1,995	1,950
2.95% Notes due 2027	911	899
0.95% Notes due 2027	1,423	1,264
2.90% Notes due 2028	1,496	1,462
1.150% Notes due 2028 (750MM Euro 1.0408)	776	735
6.95% Notes due 2029	298	372
1.30% Notes due 2030	1,646	1,404
4.95% Debentures due 2033	498	554
4.375% Notes due 2033	855	895
1.650% Notes due 2035 (1.5B Euro 1.0408)	1,554	1,370
3.55% Notes due 2036	885	848
5.95% Notes due 2037	993	1,181
3.625% Notes due 2037	1,381	1,328
3.40% Notes due 2038	992	898
5.85% Debentures due 2038	697	817
4.50% Debentures due 2040	540	546
2.10% Notes due 2040	876	647
4.85% Notes due 2041	297	312
4.50% Notes due 2043	496	506
3.70% Notes due 2046	1,975	1,830
3.75% Notes due 2047	863	806
3.50% Notes due 2048	743	677
2.25% Notes due 2050	864	599
2.45% Notes due 2060	1,108	773
Other	10	10
Total Non-Current Debt	$28,292	26,781

The weighted average effective interest rate on non-current debt is 3.04%.

The excess of the estimated fair value over the carrying value of debt was $3.2 billion at January 2, 2022.

The current debt balance as of July 3, 2022 includes $3.8 billion of commercial paper which has a weighted average interest rate of 0.98% and a weighted average maturity of approximately two months.

Table of Content

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal six months quarters of 2022 and 2021 were 14.9% and 11.5%, respectively. This increase in the consolidated tax rate as compared to the prior year fiscal quarter is primarily due to the Company reorganizing the ownership structure of certain wholly-owned international subsidiaries in the second fiscal quarter of 2021. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with the applicable local regulations. Accordingly the Company recorded a local deferred tax benefit of approximately $2.3 billion which was partially offset by a related increase in the U.S. GILTI deferred tax liability of approximately $1.7 billion. The net impact of this reorganization was approximately $0.6 billion net benefit or a 4.4% decrease to the effective tax rate of the fiscal six months of 2021.

Additionally, the Company had lower income in higher tax jurisdictions, primarily in the U.S., compared to the same period in the prior year and certain one-time tax costs. This lower income in the fiscal six months of 2022 was primarily caused by a mark to market adjustment to the Company’s investment portfolio, the impairment of the Bermekimab AD IPR&D (for further information see Note 3 to the Consolidated Financial Statements), both at the U.S. statutory rate, and litigation expenses. The impact of the income mix was partially offset by incremental tax costs directly related to the planned separation of the Company’s Consumer Health business (for further information see Note 1 to the Consolidated Financial Statements).

The Company also had additional tax benefits received from stock-based compensation that were either exercised or vested during each of the fiscal second quarters. Additionally, the Company’s tax rate benefited from certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in fiscal 2022.

As of July 3, 2022, the Company had approximately $3.4 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

Subsequent to July 3, 2022, as part of the planned separation of the Company’s Consumer Health business the Company has recognized approximately $0.3 billion in incremental tax costs due to the reorganization of certain international subsidiaries which will be recorded in the fiscal third quarter.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$319	327	80	77	640	680	160	154
Interest cost	229	193	27	21	459	386	53	41
Expected return on plan assets	(693)	(647)	(2)	(2)	(1,392)	(1,327)	(4)	(4)
Amortization of prior service cost/(credit)	(46)	(45)	(2)	(7)	(92)	(90)	(3)	(15)
Recognized actuarial losses	167	316	31	37	329	630	61	75
Curtailments and settlements	—	—	—	—	1	1	—	—
Net periodic benefit cost/(credit)	$(24)	144	134	126	(55)	280	267	251

Table of Content

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

Company Contributions
For the fiscal six months ended July 3, 2022, the Company contributed $54 million and $10 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 2, 2022	$(10,017)	(3)	(2,702)	(336)	(13,058)
Net change	(705)	(33)	230	(277)	(785)
July 3, 2022	$(10,722)	(36)	(2,472)	(613)	(13,843)

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

Table of Content

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic net earnings per share	$1.83	2.38	3.79	4.74
Average shares outstanding — basic	2,629.6	2,632.5	2,629.4	2,632.0
Potential shares exercisable under stock option plans	143.7	141.9	141.8	126.0
Less: shares which could be repurchased under treasury stock method	(105.4)	(102.8)	(102.0)	(84.0)
Average shares outstanding — diluted	2,667.9	2,671.6	2,669.2	2,674.0
Diluted net earnings per share	$1.80	2.35	3.73	4.67

The diluted net earnings per share calculation for both the fiscal second quarter ended July 3, 2022 and July 4, 2021 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

The diluted net earnings per share calculation for the fiscal six months ended July 3, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock. The diluted net earnings per share calculation for the fiscal six months ended July 4, 2021 excluded 14 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company's stock.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change

CONSUMER HEALTH (1)
OTC
U.S.	$663	675	(1.8)%	$1,333	1,274	4.6%
International	818	752	8.8	1,609	1,425	12.9
Worldwide	1,482	1,426	3.8	2,943	2,699	9.0
Skin Health/Beauty
U.S.	629	659	(4.5)	1,173	1,293	(9.2)
International	497	511	(2.8)	965	1,040	(7.2)
Worldwide	1,126	1,170	(3.7)	2,138	2,333	(8.3)
Oral Care
U.S.	170	165	3.4	313	328	(4.6)
International	224	260	(14.1)	447	514	(13.0)
Worldwide	394	426	(7.3)	760	843	(9.7)
Baby Care
U.S.	88	97	(9.1)	173	193	(10.3)
International	287	290	(1.0)	557	583	(4.4)
Worldwide	375	387	(3.1)	730	776	(5.9)
Women's Health
U.S.	3	3	8.9	7	6	8.1
International	228	227	0.1	452	446	1.3
Worldwide	230	230	0.2	458	452	1.4
Wound Care/Other
U.S.	133	153	(12.7)	245	268	(8.6)
International	65	64	1.7	117	125	(6.6)
Worldwide	197	216	(8.4)	361	393	(8.0)
TOTAL CONSUMER HEALTH
U.S.	1,687	1,751	(3.6)	3,244	3,362	(3.5)
International	2,118	2,103	0.6	4,147	4,133	0.3
Worldwide	3,805	3,854	(1.3)	7,391	7,495	(1.4)

Table of Content

PHARMACEUTICAL(1)
Immunology
U.S.	2,853	2,748	3.8	5,354	5,161	3.7
International	1,559	1,483	5.1	3,176	2,984	6.4
Worldwide	4,411	4,231	4.3	8,530	8,145	4.7
REMICADE
U.S.	391	540	(27.4)	749	1,029	(27.1)
U.S. Exports	44	93	(53.0)	124	150	(17.5)
International	212	255	(17.2)	437	487	(10.3)
Worldwide	647	888	(27.2)	1,310	1,665	(21.4)
SIMPONI / SIMPONI ARIA
U.S.	301	290	3.8	588	545	7.9
International	266	294	(9.7)	549	601	(8.6)
Worldwide	566	584	(3.0)	1,137	1,146	(0.8)
STELARA
U.S.	1,731	1,496	15.7	3,110	2,827	10.0
International	868	778	11.6	1,777	1,595	11.4
Worldwide	2,599	2,274	14.3	4,887	4,422	10.5
TREMFYA
U.S.	382	325	17.7	773	599	29.1
International	214	155	38.3	413	298	38.6
Worldwide	597	479	24.4	1,187	897	32.3
OTHER IMMUNOLOGY
U.S.	3	5	(50.1)	9	12	(24.8)
International	0	1	*	0	3	*
Worldwide	3	7	(59.2)	9	15	(39.0)

Infectious Diseases
U.S.	415	444	(6.4)	876	956	(8.3)
International	901	575	56.8	1,737	1,060	63.9
Worldwide	1,316	1,018	29.3	2,613	2,016	29.6
COVID-19 VACCINE
U.S.	45	51	(11.5)	120	151	(20.4)
International	499	113	*	881	113	*
Worldwide	544	164	*	1,001	264	*
EDURANT / rilpivirine
U.S.	9	9	(1.7)	18	19	(7.4)
International	215	253	(14.7)	454	486	(6.5)
Worldwide	225	262	(14.3)	473	505	(6.5)
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	355	368	(3.4)	724	748	(3.2)
International	110	137	(20.2)	242	303	(20.3)
Worldwide	464	505	(7.9)	965	1,051	(8.1)

Table of Content

OTHER INFECTIOUS DISEASES
U.S.	6	16	(62.5)	14	37	(62.5)
International	77	71	7.4	160	158	1.3
Worldwide	83	88	(5.4)	174	196	(10.9)

Neuroscience
U.S.	896	842	6.5	1,739	1,613	7.9
International	837	963	(13.0)	1,735	1,906	(8.9)
Worldwide	1,734	1,804	(3.9)	3,475	3,519	(1.2)
CONCERTA / methylphenidate
U.S.	38	35	9.4	73	82	(11.3)
International	123	127	(2.2)	245	250	(1.7)
Worldwide	161	161	0.3	318	332	(4.1)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	691	645	7.3	1,352	1,234	9.6
International	362	380	(4.6)	749	756	(0.8)
Worldwide	1,054	1,024	2.9	2,102	1,989	5.7
RISPERDAL CONSTA
U.S.	65	72	(8.9)	128	139	(7.7)
International	60	84	(28.0)	126	173	(27.1)
Worldwide	125	155	(19.3)	254	312	(18.4)
OTHER NEUROSCIENCE
U.S.	102	91	11.8	186	158	17.6
International	292	373	(21.8)	615	728	(15.5)
Worldwide	393	464	(15.2)	800	886	(9.6)

Oncology
U.S.	1,679	1,462	14.9	3,261	2,839	14.9
International	2,362	2,073	14.0	4,731	4,266	10.9
Worldwide	4,042	3,535	14.3	7,992	7,105	12.5
DARZALEX
U.S.	1,021	770	32.6	1,974	1,461	35.1
International	965	663	45.5	1,868	1,337	39.7
Worldwide	1,986	1,433	38.6	3,842	2,798	37.3
ERLEADA
U.S.	233	193	20.6	439	364	20.4
International	218	109	*	412	199	*
Worldwide	450	302	49.5	850	563	51.1
IMBRUVICA
U.S.	349	454	(23.1)	719	898	(19.9)
International	620	662	(6.3)	1,288	1,342	(4.0)
Worldwide	970	1,116	(13.1)	2,008	2,241	(10.4)
ZYTIGA / abiraterone acetate
U.S.	19	21	(12.2)	38	71	(47.0)
International	486	542	(10.2)	1,006	1,130	(11.0)
Worldwide	505	563	(10.3)	1,044	1,201	(13.1)

Table of Content

OTHER ONCOLOGY
U.S.	57	23	*	91	44	*
International	72	97	(25.7)	156	258	(39.4)
Worldwide	130	120	7.5	248	302	(18.0)

Pulmonary Hypertension
U.S.	560	595	(5.8)	1,132	1,168	(3.1)
International	284	275	2.8	563	563	(0.1)
Worldwide	843	870	(3.1)	1,695	1,731	(2.1)
OPSUMIT
U.S.	265	290	(8.7)	538	562	(4.3)
International	173	172	0.5	343	351	(2.2)
Worldwide	438	463	(5.3)	881	913	(3.5)
UPTRAVI
U.S.	272	268	1.4	541	527	2.6
International	56	45	26.2	112	91	23.5
Worldwide	328	313	4.9	653	618	5.7
OTHER PULMONARY HYPERTENSION
U.S.	23	36	(36.2)	53	78	(32.3)
International	55	59	(8.1)	108	122	(11.7)
Worldwide	78	95	(18.7)	161	200	(19.8)

Cardiovascular / Metabolism / Other
U.S.	757	780	(3.0)	1,429	1,579	(9.5)
International	215	241	(10.9)	453	486	(6.9)
Worldwide	972	1,021	(4.8)	1,882	2,065	(8.9)
XARELTO
U.S.	609	569	7.1	1,117	1,158	(3.5)
International	—	—	—	—	—	—
Worldwide	609	569	7.1	1,117	1,158	(3.5)
INVOKANA / INVOKAMET
U.S.	55	96	(42.9)	115	183	(37.1)
International	65	64	2.4	133	127	4.9
Worldwide	120	160	(24.9)	248	310	(19.9)
OTHER(2)
U.S.	93	116	(19.5)	197	238	(17.2)
International	150	178	(15.6)	320	360	(11.1)
Worldwide	243	293	(17.2)	517	598	(13.5)

TOTAL PHARMACEUTICAL
U.S.	7,159	6,869	4.2	13,791	13,315	3.6
International	6,158	5,611	9.8	12,395	11,266	10.0
Worldwide	13,317	12,480	6.7	26,186	24,581	6.5

Table of Content

MEDTECH(3)
Interventional Solutions
U.S.	525	475	10.5	1,019	909	12.1
International	525	572	(8.1)	1,123	1,086	3.4
Worldwide	1,049	1,046	0.3	2,141	1,995	7.4
Orthopaedics
U.S.	1,338	1,323	1.1	2,627	2,572	2.1
International	820	904	(9.3)	1,719	1,768	(2.8)
Worldwide	2,157	2,227	(3.1)	4,345	4,340	0.1
HIPS
U.S.	240	233	3.4	465	442	5.2
International	148	159	(6.6)	312	305	2.4
Worldwide	388	391	(0.7)	777	747	4.1
KNEES
U.S.	216	210	2.9	417	395	5.6
International	133	140	(4.6)	271	272	(0.4)
Worldwide	349	350	(0.1)	688	667	3.1
TRAUMA
U.S.	464	447	3.9	939	897	4.7
International	232	263	(11.8)	505	545	(7.4)
Worldwide	696	710	(1.9)	1,444	1,443	0.1
SPINE, SPORTS & OTHER
U.S.	418	434	(3.7)	805	838	(3.9)
International	306	343	(10.6)	630	646	(2.4)
Worldwide	724	777	(6.8)	1,436	1,484	(3.2)
Surgery
U.S.	992	1,035	(4.1)	1,913	1,933	(1.0)
International	1,458	1,487	(2.0)	2,971	2,961	0.3
Worldwide	2,450	2,522	(2.8)	4,884	4,894	(0.2)
ADVANCED
U.S.	454	459	(1.1)	871	864	0.8
International	702	708	(0.9)	1,431	1,421	0.7
Worldwide	1,156	1,168	(1.0)	2,302	2,286	0.7
GENERAL
U.S.	538	576	(6.4)	1,042	1,069	(2.5)
International	756	779	(3.0)	1,540	1,540	0.0
Worldwide	1,294	1,354	(4.5)	2,582	2,608	(1.0)
Vision
U.S.	496	467	6.2	1,017	939	8.3
International	745	716	4.0	1,481	1,389	6.6
Worldwide	1,241	1,183	4.9	2,498	2,328	7.3
CONTACT LENSES / OTHER
U.S.	374	352	6.6	774	723	7.2
International	519	517	0.4	1,030	1,003	2.7
Worldwide	894	868	2.9	1,804	1,725	4.5

Table of Content

SURGICAL
U.S.	122	115	5.1	243	216	12.1
International	225	199	13.6	451	386	17.0
Worldwide	347	314	10.5	694	602	15.2

TOTAL MEDTECH
U.S.	3,351	3,299	1.6	6,576	6,353	3.5
International	3,547	3,679	(3.6)	7,293	7,204	1.2
Worldwide	6,898	6,978	(1.1)	13,869	13,557	2.3

WORLDWIDE
U.S.	12,197	11,919	2.3	23,611	23,030	2.5
International	11,823	11,393	3.8	23,835	22,603	5.5
Worldwide	$24,020	23,312	3.0%	$47,446	45,633	4.0%
*Percentage greater than 100% or not meaningful
(1) Approximately $0.1 billion in the fiscal second quarter of 2021 and $0.2 billion in the fiscal six months of 2021, of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes
(2) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(3) Previously referred to as Medical Devices

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT*

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
Consumer Health (1)	$784	866	(9.5)%	$1,470	1,708	(13.9)%
Pharmaceutical(2)	4,420	4,294	2.9	8,344	9,463	(11.8)
MedTech(3)	1,141	1,746	(34.7)	2,618	3,375	(22.4)
Segment earnings before provision for taxes	6,345	6,906	(8.1)	12,432	14,546	(14.5)
Less: Expense not allocated to segments (4)	237	244		360	455
Less: Consumer Health separation costs	268	—		370	—
Worldwide income before tax	$5,840	6,662	(12.3)%	$11,702	14,091	(17.0)%
*The 2021 fiscal second quarter and six months earnings before provision for taxes has been reclassified as certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes
(1) Consumer Health includes:
•Intangible amortization expense of $0.1 billion in both the fiscal second quarter of 2022 and 2021 and $0.2 billion in both the fiscal six months of 2022 and 2021.
•Litigation expense of $0.1 billion in both the fiscal second quarters and fiscal six months of 2022 and 2021, primarily for talc related costs.
(2) Pharmaceutical includes:
•Divestiture gains of $0.6 billion in the fiscal six months of 2021 related to two brands outside the U.S.
•Intangible amortization expense of $0.7 billion and $0.8 billion in the fiscal second quarter of 2022 and 2021, respectively. Intangible amortization expense of $1.5 billion and $1.7 billion in the fiscal six months of 2022 and 2021, respectively.
•In the fiscal six months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication became available which led the Company to the decision to terminate the development of bermekimab for AD.
•A loss of $0.1 billion and a gain of $0.2 billion related to the change in the fair value of securities in the fiscal second quarter of 2022 and 2021, respectively. A loss of $0.5 billion and a gain of $0.1 billion related to the change in the fair value of securities in the fiscal six months of 2022 and 2021, respectively.

Table of Content
•COVID-19 Vaccine supply network related costs of $0.2 billion in both the fiscal second quarter and fiscal six months 2022

In fiscal 2021 and 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. In the fiscal second quarter of 2022, amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.9 billion are reflected in the prepaid expenses and other and the accrued liabilities accounts in the Company's consolidated balance sheet. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

(3) MedTech includes:
•Litigation expense of $0.3 billion in both the fiscal second quarters and fiscal six months of 2022 primarily pelvic mesh related costs.
•A restructuring related charge of $0.2 billion and $0.1 billion in the fiscal six months of 2022 and 2021, respectively.
•Intangible amortization expense of $0.3 billion in both the fiscal second quarter of 2022 and 2021 and $0.5 billion in both the fiscal six months of 2022 and 2021.

(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
United States	$12,197	11,919	2.3%	$23,611	23,030	2.5%
Europe	6,085	5,668	7.3	12,109	11,082	9.3
Western Hemisphere, excluding U.S.	1,536	1,367	12.4	3,018	2,791	8.1
Asia-Pacific, Africa	4,202	4,358	(3.6)	8,708	8,730	(0.2)
Total	$24,020	23,312	3.0%	$47,446	45,633	4.0%

NOTE 10— ACQUISITIONS AND DIVESTITURES

There were no material acquisitions or divestitures in the fiscal first quarter and fiscal second quarter of 2022.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of July 3, 2022, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in

Table of Content
dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

The most significant of these cases include: the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; the PINNACLE Acetabular Cup System; pelvic meshes; RISPERDAL; XARELTO; body powders containing talc, primarily JOHNSON’S Baby Powder; INVOKANA; and ETHICON PHYSIOMESH Flexible Composite Mesh. As of July 3, 2022, in the United States there were approximately 190 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; 1,900 with respect to the PINNACLE Acetabular Cup System; 9,500 with respect to pelvic meshes; 2,100 with respect to RISPERDAL; 3,000 with respect to XARELTO; 40,300 with respect to body powders containing talc; 10 with respect to INVOKANA; 4,700 with respect to ETHICON PHYSIOMESH Flexible Composite Mesh; and 1,300 with respect to ELMIRON. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed.

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

Table of Content
part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE Acetabular Cup System and the related settlement program.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, France, Ireland, Italy, Spain and Slovenia and class actions in Israel, Australia and Canada. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court issued a decision and entered damages awards to the three Lead Applicants. The Company appealed the decision to the intermediate appellate court, the Full Court. The appeal was heard in February 2021 and, in March 2021, the Full Court entered a judgment dismissing the appeal. An application for special leave to the High Court of Australia was filed in April 2021, and the High Court heard oral argument on the application in November 2021. Special leave was refused. While this brings an end to the appellate process, there will now be an individual case assessment process for the remaining group member claims. In March 2022, the Court appointed a barrister to prepare a written report and recommendation on the form and mechanism of the individual case assessment process, due by August 2022, with a court hearing on those findings later that month. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021. The parties in the Israeli class action are currently finalizing the terms of the settlement. A motion to approve the settlement was filed with the Court. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, one multi-plaintiff lawsuit pending in Oklahoma state court and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. As of July 2022, there are approximately 126 active cases subject to these orders which are being reviewed and evaluated.

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

Table of Content
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

In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). As a result of the LTL Bankruptcy Case, the North Carolina Bankruptcy Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, Johnson & Johnson, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties (the Protected Parties). The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey in November 2021, and that court extended the PI through the end of February 2022. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions by order issued in March 2022. The New Jersey Bankruptcy Court simultaneously issued another order extending the stay as to the Protected Parties. The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss and the extension of the stay. In May 2022, the Third Circuit Court of Appeals granted the petitions to appeal. Opening briefs were filed in June 2022 and briefing is to be completed by September 2022. Additionally, an industrial talc class action was filed against the Company and others in New Jersey state court in May 2022. The case was subsequently removed to federal court. In July 2022, Imerys, and LTL, filed a motion to stay the industrial talc class action. The court heard oral argument and a ruling is expected at any time. While the New Jersey Bankruptcy Court’s order effectively stays all of the Company’s talc-related personal injury litigation, LTL has agreed to lift the stay on a small number of appeals where appeal bonds have been filed.

Table of Content

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

In March 2021, the Company voted to reject the Plan and opted out of the consensual releases in the Plan. In April 2021, the Plan Proponents announced the Plan had received the requisite number of accepting votes to confirm the Plan. The Company challenged certain improprieties with respect to portions of the vote and sought to disqualify those votes. In October 2021, the Bankruptcy Court issued a ruling deeming thousands of votes as withdrawn.

In October 2021, Imerys cancelled the confirmation hearing on the Plan. Imerys, the TCC, the FCR, and certain of Imerys’s insurers (the Mediation Parties) have since agreed to engage in mediation, which remains ongoing.

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

In June 2020, Cyprus Mines Corporation and its parent, Cyprus Amax Minerals Company (CAMC) (together, Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company and Imerys in the Imerys Bankruptcy seeking a declaration of indemnity rights under certain contractual agreements (the Cyprus Adversary Proceeding). The Company denies such indemnification is owed, and filed a motion to dismiss the adversary complaint. In February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain protected parties. Cyprus has not yet sought approval of its Disclosure Statement and Plan. Cyprus, along with the TCC and FCR appointed in the Cyprus chapter 11 case, have agreed to participate in the mediation with the Mediation Parties. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Cyprus Adversary Proceeding. In June 2022, Cyprus commenced an Adversary Proceeding in its chapter 11 case seeking an order enforcing the automatic stay by enjoining parties from commencing or continuing “talc-related claims” against CAMC. In June 2022, the court entered a preliminary injunction order enjoining claimants from pursuing talc-related claims against CAMC through January 2023.

In February 2021, several of the Company’s insurers involved in coverage litigation in New Jersey State Court (the Coverage Action) filed a motion in the Imerys Bankruptcy Court proceeding seeking a determination that the automatic stay does not apply to the Coverage Action and, in the alternative, seeking relief from the automatic stay to allow them to continue to litigate their claims in the Coverage Action. In March 2021, the Company filed a limited response and reservation of rights with respect to the motion. The Court entered an agreed order modifying the stay to allow the litigation in the Coverage Action to continue. In October 2021, LTL filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Coverage Action. In March 2022, the New Jersey Bankruptcy Court ruled that the LTL automatic stay applied to the Coverage Action.

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder,

Table of Content
and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, the Company answered the complaint. In April 2021, briefing on Plaintiffs’ motion for class certification was completed. In July 2021, the Company filed a notice of supplemental authority in opposition to Plaintiff’s motion for class certification, and Plaintiff filed a response. In December 2021, the Company filed a motion to supplement the class certification record, and in January 2022, Plaintiff responded. In March 2022, LTL asked the New Jersey Bankruptcy Court to stay the securities class action. In April 2022, Defendants filed a second motion to supplement the class certification record. In May 2022, the New Jersey Bankruptcy Court entered an order staying the securities class action, and Plaintiff filed a notice of appeal regarding the Bankruptcy Court’s order.

In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation. In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues and demanding that suit be brought against certain Directors. Four of the shareholders who sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. In October 2020, the shareholders filed a consolidated complaint, and in January 2021, Johnson & Johnson moved to dismiss the consolidated complaint. In March 2021, Plaintiffs filed a motion for discovery. The Court temporarily terminated Johnson & Johnson’s motion to dismiss pending a decision on Plaintiff’s motion for discovery. In July 2022, the Court denied Plaintiff's discovery motion.

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

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that Johnson & Johnson violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. In October 2021, Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit. A bankruptcy stay was imposed in December 2021, and the Court held the reply deadline in abeyance. In February 2022, the Bankruptcy Court issued an order extending the stay. The appeal continues to be held in abeyance, with the Company being required to file periodic status updates.

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

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of ELMIRON, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey. In addition, cases have been filed in various state courts of New Jersey, which have been coordinated in a multi-county litigation in Bergen County, as well the Court of Common Pleas in Philadelphia, where an application is pending for mass tort designation. Cases also have been filed in various state courts. In addition, three class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with ELMIRON related product liability litigation.

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

MedTech
In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); and 9,452,276 (’276) based on Auris’ MONARCH Platform. Auris filed IPR Petitions with the U.S. Patent and Trademark Office (USPTO) regarding the ’056, ’447, ’276 and ’906 patents. In December 2019, the USPTO denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’447, and ’906 patents and denied review of the ’276 patent. In March 2021, the USPTO ruled that the challenged claims of the ’447 and ’906 patents are not invalid. Auris appealed, and in April 2022, the United States Court of Appeals for the Federal Circuit vacated the decision that the ’447 patent was not invalid and remanded the decision to the USPTO for further review. In May 2022, the United States Court of Appeals for the Federal Circuit confirmed the ruling that claim 53 of the ’906 patent was not invalid, vacated the decision that the remaining claims of the ’906 patent were not invalid and remanded the decision to the USPTO for further review. Auris filed a request for reexamination of the ’276 patent in November 2021, and in January 2022, the USPTO granted the reexamination request. Trial is scheduled to begin in January 2023.

In August 2019, RSB Spine LLC (RSB Spine) filed a patent infringement suit against DePuy Synthes, Inc. in the United States District Court for the District of Delaware. In October 2019, RSB Spine amended the complaint to change the named defendants to DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. In the suit, RSB Spine alleges willful infringement of United States Patent Nos. 6,984,234 (’234) and 9,713,537 (’537) by one or more of the following products: ZERO-P-VA Spacer, ZERO-P Spacer, ZERO-P NATURAL Plate, SYNFIX LR Spacer and SYNFIX Evolution System. RSB Spine seeks monetary damages and injunctive relief. In November 2019, the suit was consolidated for pre-trial purposes with other patent infringement suits brought by RSB Spine in the United States District Court for the District of Delaware against Life Spine, Inc., Medacta USA, Inc., and Precision Spine, Inc. Trial is scheduled to begin in December 2022. In June 2022, DePuy filed potentially dispositive summary judgment motions that the ’234 patent is invalid as anticipated and the ’537 patent is not infringed.

In October 2020, Rasmussen Instruments, LLC (Rasmussen) filed a patent infringement suit against DePuy Synthes Products, Inc., DePuy Synthes Sales, Inc. and Medical Device Business Services, Inc. (collectively, DePuy) in the United States District

Table of Content
Court for the District of Massachusetts. Rasmussen alleges that DePuy willfully infringes U.S. Patent Nos. 9,492,180 (’180) and 10,517,583 (’583) by making and selling the Attune Balanced Sizer. In April 2021, Rasmussen sought permission to amend its infringement contentions to allege that DePuy also willfully infringes the ’583 patent by making and selling the Attune Balancing Blocks. Rasmussen seeks treble damages for willful infringement. Trial concluded in March 2022, with the jury returning a verdict in favor of Rasmussen, finding willful infringement of the ’180 patent, and awarding damages in the amount of $20 million. DePuy is challenging the verdict in its post-trial motions. In July 2022, a hearing was held on the post-trial motions.

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

ZYTIGA

Beginning in January 2019, Janssen Inc., Janssen Oncology, Inc., and BTG International Ltd. (collectively, Janssen) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against Apotex Inc. (Apotex), Pharmascience Inc. (Pharmascience) and Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) in response to those parties’ filing of Abbreviated New Drug Submissions (ANDS) seeking approval to market generic versions of ZYTIGA before the expiration of the Canadian Patent No. 2,661,422 (’422). The trial in these actions concluded in November 2020, and the Court issued a decision holding the ’422 patent invalid in January 2021. In February 2021, Janssen appealed the decision. The appeal hearing has been scheduled to take place in September 2022.

In April 2021, July 2021 and April 2022, respectively, Apotex, DRL and Pharmascience initiated Statements of Claim under Section 8 of the Patented Medicines (Notice of Compliance) Regulations against Janssen seeking damages in respect of those parties generic Zytiga tablets. Trials against Apotex and DRL are scheduled for June 2023. A trial date for the Pharmascience action has not been set.

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

In February 2022, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Micro Labs Ltd. and Micro Labs USA Inc. (collectively, Micro) which filed an ANDA seeking approval to market a generic version of XARELTO (2.5 mg) before expiration of the ’310 patent. In March 2022, the case against Micro was consolidated for all purposes, including trial, with the consolidated Delaware lawsuits. In July 2022, the parties entered into a confidential settlement agreement, and the action was dismissed.

Table of Content

In each of these lawsuits, JPI and Bayer are seeking an order enjoining defendants from marketing their generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent.

In February 2022, Mylan Pharmaceuticals Inc. filed a Petition for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate the ’310 patent.

In April 2022, Janssen Pharmaceuticals, Inc. (JPI), Bayer Intellectual Property GmbH and Bayer AG filed a patent infringement lawsuit in the United States District Court for the District of New Jersey against Changzhou Pharmaceutical Factory, which filed an ANDA seeking approval to market generic a version of XARELTO (10 mg, 15 mg, and 20 mg) before expiration of U.S. Patent No. 9,539,218 (’218). In this lawsuit, JPI, Bayer Intellectual Property GmbH and Bayer AG are seeking an order enjoining Changzhou from marketing its generic version of XARELTO (10 mg, 15 mg, and 20 mg) before the expiration of the ’218 patent. In June 2022, the parties entered into a confidential settlement agreement, and the action was dismissed.

INVOKANA/INVOKAMET/INVOKAMET XR

In October 2019, Janssen Pharmaceuticals, Inc., Janssen Research & Development, LLC, Cilag GmbH International and Janssen Pharmaceutica NV (collectively, Janssen) and Mitsubishi Tanabe Pharma Corporation (MTPC) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Inc. and Dr. Reddy’s Laboratories Ltd (DRL), who filed an ANDA seeking approval to market a generic version of INVOKAMET before expiration of MTPC’s United States Patent No. 7,943,788 (’788) relating to INVOKAMET. In this lawsuit, Janssen and MTPC are seeking an order enjoining DRL from marketing its generic version of INVOKAMET before the expiration of the ’788 patent. In June 2022, the parties entered into a confidential settlement agreement and the lawsuit was dismissed.

OPSUMIT

In May 2020, Janssen Inc. (Janssen) and Actelion Pharmaceuticals Ltd (Actelion) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in Canada in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of OPSUMIT 10 mg, before the expiration of Canadian Patent No. 2,659,770 (’770). Sandoz stipulated to infringement of the ’770 patent. Trial against Sandoz on the issue of validity concluded in February 2022, and in May 2022, the Court issued a decision in favor of Janssen and Actelion. In June 2022, Sandoz appealed the decision.

In May 2020, Janssen and Actelion initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) in Canada in response to Apotex’s filing of an ANDS seeking approval to market a generic version of OPSUMIT 10 mg, before the expiration of the ’770 patent. Apotex stipulated to validity of the ’770 patent. Trial against Apotex on the issue of infringement concluded in March 2022, and in May 2022, the Court issued a decision in favor of Janssen and Actelion. In June 2022, Apotex appealed the decision.

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

Table of Content
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

In November 2020, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. in response to Pharmascience Inc.’s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of the ’335 patent. A summary trial on the issue of infringement took place in November 2021. In January 2022, the Court issued a decision in favor of Janssen on the issue of infringement. Pharmascience filed an appeal. In March 2022, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of an additional strength of INVEGA SUSTENNA before the expiration of the ’335 patent. The action has been consolidated with the November 2020 action for trial, which took place in July 2022.

In January 2021, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex Inc. (Apotex) in response to Apotex’s filing of an ANDS (original ANDS) seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of the ’335 patent. A summary trial on the issue of infringement took place in December 2021. In January 2022, the Court issued a decision in favor of Janssen on the issue of infringement. Apotex appealed.

In June 2022, Janssen Canada initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex in response to Apotex’s Notice of Allegation of invalidity with respect to the original ANDS and in response to Apotex’s filing of an ANDS seeking approval to market a generic version of an additional strength of INVEGA SUSTENNA before the expiration of the ’335 patent.

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

Table of Content

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

SYMTUZA

In November 2021, Janssen Products, L.P. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited, Lupin Pharmaceuticals, Inc., MSN Laboratories Private Ltd., MSN Life Sciences Private Ltd., and MSN Pharmaceuticals Inc. (collectively, Lupin), which filed an ANDA seeking approval to market a generic version of SYMTUZA before the expiration of United States Patent Nos. 10,039,718 (the ’718 patent) and 10,786,518 (the ’518 patent). Janssen is seeking an order enjoining Lupin from marketing its generic version of SYMTUZA before the expiration of the ’718 and ’518 patents. The trial is scheduled to begin in October 2023.

ERLEADA

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen) and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of United States Patent No. 9,481,663 (the ’663 patent). Janssen and SKI are seeking an order enjoining Lupin from marketing its generic version of ERLEADA before the expiration of the ’663 patent.

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen) and Sloan Kettering Institute for Cancer Research (SKI) initiated a patent infringement lawsuit in United States District Court for the District of New Jersey against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA), Inc., and Zydus Lifesciences Limited (collectively, Zydus), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663 patent and United States Patent Nos. 9,884,054 (the ’054 patent), 10,052,314 (the ’314 patent), 10,702,508 (the ’508 patent), and 10,849,888 (the ’888 patent). Janssen and SKI are seeking an order enjoining Zydus from marketing its generic version of ERLEADA before the expiration of the ’663, ’054, ’314, ’508, and ’888 patents.

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen), The Regents of the University of California (UC), and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Sandoz Inc. (Sandoz), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663 patent and United States Patent Nos. 8,445,507 (the ’507 patent), 8,802,689 (the ’689 patent), 9,338,159 (the ’159 patent), and 9,987,261 (the ’261 patent). Janssen, UC, and SKI are seeking an order enjoining Sandoz from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159, and ’261 patents.

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen), The Regents of the University of California (UC), and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Auromedics Pharma LLC (collectively, Eugia), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159 and ’261 patents. Janssen, UC, and SKI are seeking

Table of Content
an order enjoining Eugia from marketing its generic version of ERLEADA before the expiration of the ’663,’507, ’689, ’159, and ’261 patents.

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen), The Regents of the University of California (UC), and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Hetero Labs Limited Unit V and Hetero USA, Inc. (collectively, Hetero), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507,’054, ’314,’508, and’888 patents. Janssen, UC, and SKI are seeking an order enjoining Hetero from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’054, ’314, ’508, and ’888 patents.

Other Litigation

In November 2021, Janssen Pharmaceutica N.V. (Janssen) provided to Alkermes Pharma Ireland Limited, Elan Pharma International Limited, and Elan Drug Delivery, Inc. three-months’ notice of termination of a License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems, Elan Pharma International Limited and Janssen, executed in March, 1999. In November 2021, Janssen also provided to Alkermes Pharma Ireland Limited three-months’ notice of termination of a License Agreement between Elan Pharma International Limited and Janssen executed in July 2003. In April 2022, in response to these notices, Alkermes Pharma Ireland Limited (Alkermes) initiated arbitration in the International Institute for Conflict Prevention and Resolution.

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

Table of Content
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

In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters that had not been tried or settled. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement is not an admission of liability or wrong-doing. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately half of the all-in settlement is expected to be paid by the end of fiscal year 2022, depending upon the level of participation by the states and their subdivisions. The terms provided a period of time for states to elect to participate in the agreement and, thereafter, a period for the subdivisions of the participating states to opt-in. Based on expected participation, the Company committed in advance to proceed with the settlement in five of the participating states (New York, Texas, Florida, Nevada, and New Mexico) and with tribal governments. By late February 2022, 45 states, five territories, the District of Columbia, and the vast majority of eligible subdivisions had elected to participate in the settlement, and the Company confirmed that the level of participation was sufficient to proceed with the agreement as to all participants. The agreement was effective in April 2022 and initial payments were made in July 2022. In April 2022, the Company entered into settlement agreements with the states of Alabama and West Virginia and their participating subdivisions. Consequently, by July 2022, the Company had settled the opioid claims advanced by all states except Washington and New Hampshire. A trial of claims brought by the Attorney General of New Hampshire is scheduled to begin in September 2022.

There are approximately 60 cases remaining post-settlement in various state courts. There are approximately 1,000 remaining federal cases coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. In addition, the Province of British Columbia filed suit against Johnson & Johnson and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against Johnson & Johnson and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. In October 2019, an antitrust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.
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

Table of Content

In November 2019, one of the shareholders who sent a demand filed a derivative complaint against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted Johnson & Johnson’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed filed a motion for reconsideration. In May 2022, the state court held oral argument on the motion for reconsideration and subsequently denied the motion. The shareholder filed a notice of appeal regarding the state court’s dismissal order.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss in July 2021. DePuy filed a motion for reconsideration of the District Court’s July 2021 ruling. In November 2021, the District Court granted DePuy’s motion for reconsideration and dismissed the case with prejudice. The District Court’s order was unsealed in December 2021. The relators filed several post-dismissal motions, including a January 2022 omnibus motion for reconsideration, which the District Court denied. Following the District Court’s order dismissing the case with prejudice, DePuy filed a December 2021 motion seeking the recovery of attorneys’ fees and costs, which the District Court denied except as to costs. The Relators have appealed the District Court’s dismissal of the case to the First Circuit. The relators’ opening brief was filed in May 2022 and was accepted for filing by the First Circuit in June 2022. DePuy’s opposition brief is due in August 2022.

In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia. The complaint, which was filed in December 2017 in United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. At this time, the federal and state governments have declined to intervene. The case has been transferred to the United States District Court for the District of New Jersey. Janssen’s motion to dismiss was denied in December 2021, and discovery is proceeding.

In October 2012, Johnson & Johnson was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In April 2020, the Company settled the West Virginia case. In October 2020, the Company settled with the Attorney General of Oregon. In November 2020, the Company settled with the Attorney General of Mississippi. Trial in the Kentucky matter is scheduled for May 2023. The California case started trial in July 2019 and concluded in September 2019. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company’s motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company appealed the penalty judgment. In April 2022, the Court of Appeals reduced the judgment to $302 million, but otherwise denied the appeal. In July 2022, the Supreme Court of California denied the Company's petition to review the Court of Appeals decision, and the Company recorded a charge to reflect the judgment in the second quarter of 2022. The Company plans to petition for review by the United States Supreme Court.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act

Table of Content
by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. Johnson & Johnson and JJCI moved for summary judgment on the grounds that the State’s claim was barred by preemption, which the trial court denied. The Mississippi Supreme Court granted Johnson & Johnson and JJCI’s request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Briefing and oral argument were completed. Thereafter, the Court rejected the interlocutory appeal in April 2021 and remanded the matter to the trial court. In August 2021, JJCI filed a Petition for Writ of Certiorari in the United States Supreme Court as to the Mississippi Supreme Court’s ruling of April 2021. In December 2021 the United States Supreme Court denied the Petition for Writ of Certiorari. After the Mississippi Supreme Court remanded the matter to the trial court, the State moved for a trial setting. JJCI objected to any trial setting as barred by the stay arising from the LTL Bankruptcy Case, while the State argued that the stay did not apply. In January 2022, the Court granted plaintiff’s motion for trial setting and directed the parties to consult with the Court administrator to secure a trial date. In February 2022, the trial court set the case for trial to begin in February 2023. However, given the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a temporary stay of discovery until May 2022. The temporary stay expired in May 2022. The State has proposed a scheduling order for further proceedings.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company moved to dismiss certain of the claims in the Amended Complaint, which was granted. The Company then filed a motion for partial judgment on the pleadings in December 2020, which was denied. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court. The 60-day stay expired in June 2022, and the State made a motion for a modified scheduling order. A motion is before the court. In June 2022, the New Mexico Supreme Court granted oral argument on the Company's Writ for Superintending Control on the issue of the State of New Mexico’s discovery obligations.

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

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in connection with its investigation of whether Janssen’s REMICADE contracting practices violate federal antitrust laws. The Company has produced documents and information responsive to the Civil Investigative Demand. Janssen is in ongoing discussions with the FTC staff regarding its inquiry.

In February 2022, the United States Federal Trade Commission (FTC) issued Civil Investigative Demands to Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in connection with its investigation of whether advertising practices for REMICADE violate federal law. Janssen has produced documents and information responsive to the Civil Investigative Demands.

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. Janssen filed its Notice of Defense in July 2022.

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

Table of Content
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

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In January 2020, BWI filed a motion to dismiss the complaint. In August 2020, the Court granted in part and denied in part BWI’s motion to dismiss. In December 2021, BWI filed a motion for summary judgment. In March 2022, the Court granted BWI’s motion for summary judgment. In April 2022, Innovative appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

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

In June 2022, Janssen Pharmaceuticals, Inc. filed an arbitration demand against Emergent Biosolutions Inc. et al (“EBSI”) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine.

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

Table of Content
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

NOTE 12— RESTRUCTURING

In the fiscal second quarter of 2018 the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In the fiscal second quarter of 2022, the Company recorded a net pre-tax charge of $128 million, which is included on the following lines of the Consolidated Statement of Earnings, $85 million in restructuring, $17 million in cost of products sold and $26 million in other (income) expense, net. In the fiscal six months of 2022, the Company recorded a net pre-tax charge of $200 million, which is included on the following lines of the Consolidated Statement of Earnings, $155 million in restructuring, $33 million in cost of products sold and $12 million in other (income) expense, net. Total project costs of approximately $2.0 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

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

The following table summarizes the severance related reserves and the associated restructuring expenses through the fiscal second quarter of 2022:

(Dollars in Millions)	Severance	Asset Write-offs/Sales		Other(2)	Total
Reserve balance, January 2, 2022	$112	—		25	137

Current year activity:
Charges	—	(11)		211	200
Cash settlements	(23)	35	(3)	(214)	(202)
Settled non cash	—	(24)		—	(24)

Reserve balance, July 3, 2022(1)	$89	—		22	111
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

Table of Content

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal six months of 2022, worldwide sales were $47.4 billion, a total increase of 4.0%, including an operational increase of 7.8% as compared to 2021 fiscal six months sales of $45.6 billion. Currency fluctuations had a negative impact of 3.8% for the fiscal six months of 2022. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.2%.

Sales by U.S. companies were $23.6 billion in the fiscal six months of 2022, which represented an increase of 2.5% as compared to the prior year. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $23.8 billion, an increase of 5.5%, including an operational increase of 13.3%, and a negative currency impact of 7.8% as compared to the fiscal six months sales of 2021. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.3%.

In the fiscal six months of 2022, sales by companies in Europe achieved growth of 9.3%, which included an operational increase of 20.1% and a negative currency impact of 10.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 8.1%, which included an operational increase of 9.9%, and a negative currency impact of 1.8%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 0.2%, including an operational increase of 5.6% and a negative currency impact of 5.8%.

Fiscal Six Months 2022 Sales by Geographic Region (in billions)

$23.6
$8.7
$3.0
$12.1
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

For the fiscal second quarter of 2022, worldwide sales were $24.0 billion, a total increase of 3.0%, which included operational growth of 8.0% and a negative currency impact of 5.0% as compared to 2021 fiscal second quarter sales of $23.3 billion. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.1%.

Sales by U.S. companies were $12.2 billion in the fiscal second quarter of 2022, which represented an increase of 2.3% as compared to the prior year. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $11.8 billion, a total increase of 3.8%, which included operational growth of 13.9% and a negative currency impact of 10.1%. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.3%.

In the fiscal second quarter of 2022, sales by companies in Europe achieved growth of 7.3%, which included operational growth of 20.7% and a negative currency impact of 13.4%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 12.4%, including operational growth of 14.9% and a negative currency impact of 2.5%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 3.6%, including operational growth of 4.7% and a negative currency impact of 8.3%.

Q2 2022 Sales by Geographic Region
(in billions)

$12.2
$4.2
$1.5
$6.1
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health
Consumer Health segment sales in the fiscal six months of 2022 were $7.4 billion, a decrease of 1.4% as compared to the same period a year ago, including operational growth of 1.6% and a negative currency impact of 3.0%. U.S. Consumer Health segment sales decreased by 3.5%. International Consumer Health segment sales increased by 0.3%, including operational growth of 5.7% and a negative currency impact of 5.4%. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.6%.

Major Consumer Health Franchise Sales* — Fiscal Six Months Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
OTC(1)	$2,943	$2,699	9.0%	12.0%	(3.0)%
Skin Health/Beauty	2,138	2,333	(8.3)	(5.6)	(2.7)
Oral Care	760	843	(9.7)	(7.1)	(2.6)
Baby Care	730	776	(5.9)	(3.0)	(2.9)
Women’s Health	458	452	1.4	7.7	(6.3)
Wound Care/Other	361	393	(8.0)	(7.3)	(0.7)
Total Consumer Health Sales	$7,391	$7,495	(1.4)%	1.6%	(3.0)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1)In the first fiscal six months of 2021, approximately $0.2 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Consumer Health segment sales in the fiscal second quarter of 2022 were $3.8 billion, a decrease of 1.3% as compared to the same period a year ago, including operational growth of 2.3% offset by a negative currency impact of 3.6%. U.S. Consumer Health segment sales decreased by 3.6%. International Consumer Health segment sales increased by 0.6% including operational growth of 7.3% and a negative currency impact of 6.7%. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.6% primarily due to the DR. CI:LABO - Sedona divestiture in Asia Pacific.

Major Consumer Health Franchise Sales* — Fiscal Second Quarter Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
OTC(1)	$1,482	$1,426	3.8%	7.5%	(3.7)%
Skin Health/Beauty	1,126	1,170	(3.7)	(0.3)	(3.4)
Oral Care	394	426	(7.3)	(4.0)	(3.3)
Baby Care	375	387	(3.1)	0.5	(3.6)
Women’s Health	230	230	0.2	7.2	(7.0)
Wound Care/Other	197	216	(8.4)	(7.4)	(1.0)
Total Consumer Health Sales	$3,805	$3,854	(1.3)%	2.3%	(3.6)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1)In the fiscal second quarter of 2021, approximately $0.1 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

The OTC franchise achieved operational growth of 7.5% as compared to the prior year fiscal second quarter. Growth was driven by upper respiratory and analgesic products outside the U.S. and IMODIUM in digestive health. This was partially offset by supply constraints and a softer allergy season in the U.S.

The Skin Health/Beauty franchise experienced an operational decline of 0.3% as compared to the prior year fiscal second quarter. The decline was driven by external supply constraints, competitive pressures, the DR. CI:LABO - Sedona divestiture in Asia Pacific and regional COVID-19 related mobility restrictions. The decline was partially offset by pricing actions coupled with new product introductions in ASPAC.

Table of Content
The Oral Care franchise experienced an operational decline of 4.0% as compared to the prior year fiscal second quarter. The decline was driven by regional COVID-19 related mobility restrictions, a divestiture primarily in the EMEA region and lapping of prior year COVID-19 related demand increases.

The Baby Care franchise achieved operational growth of 0.5% as compared to the prior year fiscal second quarter. Slight growth was driven by performance outside the U.S. due to price actions in the Latin America region and higher demand in the Asia Pacific region. The growth was mostly offset by supply constraints primarily in the U.S.

The Women’s Health franchise achieved operational growth of 7.2% as compared to the prior year fiscal second quarter which was primarily driven by growth in the Asia Pacific region due to price increases and strong consumer demand and increased distribution in EMEA.
The Wound Care/Other franchise experienced an operational decline of 7.4% as compared to the prior year fiscal second quarter primarily driven by lapping of prior year higher demand and the professional tape divestiture partially offset by supply recovery in Canada.

In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a new, publicly traded company. The Company is targeting completion of the planned separation in 18 to 24 months after the initial announcement.

Table of Content

Pharmaceutical

Pharmaceutical segment sales in the fiscal six months of 2022 were $26.2 billion, an increase of 6.5% as compared to the same period a year ago, with an operational increase of 10.8% and a negative currency impact of 4.3%. U.S. Pharmaceutical sales increased 3.6% as compared to the same period a year ago. International Pharmaceutical sales increased by 10.0%, including operational growth of 19.4% and a negative currency impact of 9.4%. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Six Months Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
Immunology	$8,530	$8,145	4.7%	7.8%	(3.1)%
REMICADE	1,310	1,665	(21.4)	(20.3)	(1.1)
SIMPONI/ SIMPONI ARIA	1,137	1,146	(0.8)	3.3	(4.1)
STELARA	4,887	4,422	10.5	13.9	(3.4)
TREMFYA	1,187	897	32.3	36.6	(4.3)
Other Immunology	9	15	(39.0)	(39.0)	0.0
Infectious Diseases	2,613	2,016	29.6	37.6	(8.0)
COVID-19 VACCINE	1,001	264	*	*	*
EDURANT/rilpivirine	473	505	(6.5)	1.9	(8.4)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	965	1,051	(8.1)	(6.1)	(2.0)
Other Infectious Diseases(2)	174	196	(10.9)	(7.2)	(3.7)
Neuroscience	3,475	3,519	(1.2)	2.7	(3.9)
CONCERTA/methylphenidate	318	332	(4.1)	1.5	(5.6)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	2,102	1,989	5.7	9.0	(3.3)
RISPERDAL CONSTA	254	312	(18.4)	(14.1)	(4.3)
Other Neuroscience(2)	800	886	(9.6)	(5.2)	(4.4)
Oncology	7,992	7,105	12.5	18.4	(5.9)
DARZALEX	3,842	2,798	37.3	43.3	(6.0)
ERLEADA	850	563	51.1	57.2	(6.1)
IMBRUVICA	2,008	2,241	(10.4)	(5.6)	(4.8)
ZYTIGA/ abiraterone acetate	1,044	1,201	(13.1)	(4.9)	(8.2)
Other Oncology	248	302	(18.0)	(13.7)	(4.3)
Pulmonary Hypertension	1,695	1,731	(2.1)	1.1	(3.2)
OPSUMIT	881	913	(3.5)	0.2	(3.7)
UPTRAVI	653	618	5.7	7.1	(1.4)
Other Pulmonary Hypertension	161	200	(19.8)	(13.9)	(5.9)
Cardiovascular / Metabolism / Other	1,882	2,065	(8.9)	(7.5)	(1.4)
XARELTO	1,117	1,158	(3.5)	(3.5)	—
INVOKANA/ INVOKAMET	248	310	(19.9)	(17.6)	(2.3)
Other(1,2)	517	598	(13.5)	(10.1)	(3.4)
Total Pharmaceutical Sales	$26,186	$24,581	6.5%	10.8%	(4.3)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(2)In the fiscal six months of 2021, approximately $0.2 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Table of Content
Pharmaceutical segment sales in the fiscal second quarter of 2022 were $13.3 billion, an increase of 6.7% as compared to the same period a year ago, including an operational increase of 12.3% and a negative currency impact of 5.6%. U.S. Pharmaceutical sales increased 4.2% as compared to the same period a year ago. International Pharmaceutical sales increased by 9.8%, including operational growth of 22.1% and a negative currency impact of 12.3%. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%. Adjustments to previous sales reserve estimates were approximately $0.1 billion unfavorable in the fiscal second quarter of 2022 and approximately $0.2 billion favorable in the fiscal second quarter of 2021.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Second Quarter Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
Immunology	$4,411	$4,231	4.3%	8.1%	(3.8)%
REMICADE	647	888	(27.2)	(25.6)	(1.6)
SIMPONI/ SIMPONI ARIA	566	584	(3.0)	2.0	(5.0)
STELARA	2,599	2,274	14.3	18.6	(4.3)
TREMFYA	597	479	24.4	29.7	(5.3)
Other Immunology	3	7	(59.2)	(59.2)	0.0
Infectious Diseases	1,316	1,018	29.3	42.0	(12.7)
COVID-19 VACCINE	544	164	*	*	*
EDURANT/rilpivirine	225	262	(14.3)	(5.3)	(9.0)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	464	505	(7.9)	(5.3)	(2.6)
Other Infectious Diseases(2)	83	88	(5.4)	(2.6)	(2.8)
Neuroscience	1,734	1,804	(3.9)	0.5	(4.4)
CONCERTA/ methylphenidate	161	161	0.3	8.3	(8.0)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,054	1,024	2.9	6.9	(4.0)
RISPERDAL CONSTA	125	155	(19.3)	(14.4)	(4.9)
Other Neuroscience(2)	393	464	(15.2)	(11.6)	(3.6)
Oncology	4,042	3,535	14.3	21.9	(7.6)
DARZALEX	1,986	1,433	38.6	46.1	(7.5)
ERLEADA	450	302	49.5	56.9	(7.4)
IMBRUVICA	970	1,116	(13.1)	(7.2)	(5.9)
ZYTIGA/ abiraterone acetate	505	563	(10.3)	0.9	(11.2)
Other Oncology	130	120	7.5	14.4	(6.9)
Pulmonary Hypertension	843	870	(3.1)	0.9	(4.0)
OPSUMIT	438	463	(5.3)	(0.6)	(4.7)
UPTRAVI	328	313	4.9	6.6	(1.7)
Other Pulmonary Hypertension	78	95	(18.7)	(10.7)	(8.0)
Cardiovascular / Metabolism / Other	972	1,021	(4.8)	(3.1)	(1.7)
XARELTO	609	569	7.1	7.1	—
INVOKANA/ INVOKAMET	120	160	(24.9)	(21.8)	(3.1)
Other(1,2)	243	293	(17.2)	(12.7)	(4.5)
Total Pharmaceutical Sales	$13,317	$12,480	6.7%	12.3%	(5.6)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(2)In the fiscal second quarter of 2021, approximately $0.1 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Table of Content
Immunology products achieved operational growth of 8.1% as compared to the same period a year ago driven by continued strong uptake of STELARA (ustekinumab) in Crohn's disease and Ulcerative Colitis, as well as the net benefit of favorable discounts partially offset by unfavorable adjustments to previous sales reserves. Additionally, strong growth of TREMFYA (guselkumab) due to market share gains in Psoriasis and Psoriatic Arthritis was partially offset by unfavorable adjustments to previous sales reserves. This was partially offset by lower sales of REMICADE (infliximab) due to biosimilar competition.

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

Infectious disease products achieved operational growth of 42.0% as compared to the same period a year ago. Growth was primarily driven by the contribution of the COVID-19 vaccine. This was partially offset by lower sales of PREZISTA and PREZCOBIX/REZOLSTA (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 0.5% as compared to the same period a year ago. Growth of Paliperidone long-acting injectables INVEGA SUSTENNA/XEPLION (paliperidone palmitate) and INVEGA TRINZA/TREVICTA was due to new patient starts and persistence of treatment as well as the launch of INVEGA HAFYERA.
Oncology products achieved operational sales growth of 21.9% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX (daratumumab) driven by share gains in all regions, continued strong market growth, and solid uptake of the subcutaneous formulation and the continued global launch uptake of ERLEADA (apalutamide). IMBRUVICA (ibrutinib) declined due to competitive pressures. The U.S. decline was partially offset by growth in all regions outside the U.S.

Pulmonary Hypertension achieved operational sales growth of 0.9% as compared to the same period a year ago. Sales growth was due to demand and share gains from UPTRAVI (selexipag) partially offset by COVID-19 related market constraints and unfavorable patient mix in OPSUMIT (macitentan) as well as entrants in Other Pulmonary Hypertension.

Cardiovascular / Metabolism / Other products experienced an operational decline of 3.1% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) was primarily driven by volume growth and share gains from commercial access changes. The decline in sales of INVOKANA/INVOKAMET (canagliflozin) were due to continued share erosion.

Starting in the second quarter of fiscal 2022, the Company updated its policy so that no end customer will be permitted direct delivery of product to a location other than the billing location. The updated policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain unlimited contract pharmacy arrangements under policy exceptions. The Company will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy update has discount and volume implications in the current year and going forward.

Table of Content

MedTech*

The MedTech segment sales in the fiscal six months of 2022 were $13.9 billion, an increase of 2.3% as compared to the same period a year ago, with an operational increase of 5.9% and a negative currency impact of 3.6%. U.S. MedTech sales increased 3.5%. International MedTech sales increased by 1.2%, including an operational increase of 8.0% and a negative currency impact of 6.8%. In the fiscal six months of 2022, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.1%.

Major MedTech Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
Surgery	$4,884	$4,894	(0.2)%	3.4%	(3.6)%
Advanced	2,302	2,286	0.7	4.0	(3.3)
General	2,582	2,608	(1.0)	2.8	(3.8)
Orthopaedics	4,345	4,340	0.1	3.0	(2.9)
Hips	777	747	4.1	6.8	(2.7)
Knees	688	667	3.1	5.9	(2.8)
Trauma	1,444	1,443	0.1	3.0	(2.9)
Spine, Sports & Other	1,436	1,484	(3.2)	(0.4)	(2.8)
Vision	2,498	2,328	7.3	12.4	(5.1)
Contact Lenses/Other	1,804	1,725	4.5	9.9	(5.4)
Surgical	694	602	15.2	19.4	(4.2)
Interventional Solutions	2,141	1,995	7.4	11.1	(3.7)
Total MedTech Sales	$13,869	$13,557	2.3%	5.9%	(3.6)%
*Previously referred to as Medical Devices

The MedTech segment sales in the fiscal second quarter of 2022 were $6.9 billion, a decrease of 1.1% as compared to the same period a year ago, which included operational growth of 3.4% offset by and a negative currency impact of 4.5%. U.S. MedTech sales increased 1.6%. International MedTech sales decreased by 3.6%, including operational growth of 5.1% offset by a negative currency impact of 8.7%. In the fiscal second quarter of 2022, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was negligible.

Major MedTech Franchise Sales — Fiscal Second Quarter Ended

(Dollars in Millions)	July 3, 2022	July 4, 2021	Total Change	Operations Change	Currency Change
Surgery	$2,450	$2,522	(2.8)%	1.8%	(4.6)%
Advanced	1,156	1,168	(1.0)	3.6	(4.6)
General	1,294	1,354	(4.5)	0.3	(4.8)
Orthopaedics	2,157	2,227	(3.1)	0.5	(3.6)
Hips	388	391	(0.7)	2.7	(3.4)
Knees	349	350	(0.1)	3.3	(3.4)
Trauma	696	710	(1.9)	1.8	(3.7)
Spine, Sports & Other	724	777	(6.8)	(3.2)	(3.6)
Vision	1,241	1,183	4.9	10.9	(6.0)
Contact Lenses/Other	894	868	2.9	9.2	(6.3)
Surgical	347	314	10.5	15.5	(5.0)
Interventional Solutions	1,049	1,046	0.3	5.3	(5.0)
Total MedTech Sales	$6,898	$6,978	(1.1)%	3.4%	(4.5)%
*Previously referred to as Medical Devices

Table of Content
The Surgery franchise achieved operational sales growth of 1.8% as compared to the prior year fiscal second quarter. The operational growth in Advanced Surgery was primarily driven by Endocutter and Biosurgery products attributable to market expansion and the success of new products. Growth of Endocutter products was partially offset by regional COVID-19 related mobility restrictions and competitive pressures in the U.S. Growth of Biosurgery products was partially offset by strong market demand in the prior year for infection prevention products and by regional COVID-19 related mobility restrictions. Energy products growth was due to new product penetration coupled with competitive supply challenges and stocking outside the U.S. partially offset by regional COVID-19 related mobility restrictions. The operational growth in General Surgery was primarily driven by strength of the Suture portfolio and technology penetration mostly offset by regional COVID-19 related mobility restrictions.

The Orthopaedics franchise achieved operational sales growth of 0.5% as compared to the prior year fiscal second quarter. The operational growth in hips reflects the continued strength of the portfolio including the ACTIS stem and enabling technologies – KINCISE and VELYS Hip Navigation and momentum in the U.S. Ambulatory Surgery Center channel partially offset by the negative impact of regional COVID-19 related mobility restrictions. The operational growth in knees was primarily driven by market recovery and uptake of new products partially offset by regional COVID-19 related mobility restrictions and the timing of tenders outside the U.S. The operational growth in Trauma was driven by the uptake of new products partially offset by the negative impact of regional COVID-19 related mobility restrictions. The operational decline in Spine, Sports & Other was primarily driven by continued procedural softness in Spine and regional COVID-19 related mobility restrictions partially offset by new products in Sports, Spine & VELYS Digital Solutions.

The Vision franchise achieved operational sales growth of 10.9% as compared to the prior year fiscal second quarter. The Contact Lenses/Other operational growth was primarily driven by market growth, commercial execution and new products. The growth was partially offset by the negative impact from prior year stocking. The Surgical operational growth was primarily driven by Cataract market recovery, uptake of recently launched products, timing of stocking in ASPAC partially offset by high prior year comparison in Refractive.

The Interventional Solutions franchise achieved operational sales growth of 5.3% as compared to the prior year fiscal second quarter was driven by market growth in the U.S., EMEA and LATAM coupled with success of new products and commercial strategies. Growth was partially offset by the negative impact of regional COVID-19 related mobility restrictions.

Table of Content

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal six months of 2022 was $11.7 billion representing 24.7% of sales as compared to $14.1 billion in the fiscal six months of 2021, representing 30.9% of sales.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2022 was $5.8 billion representing 24.3% of sales as compared to $6.7 billion in the fiscal second quarter of 2021, representing 28.6% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Six months Q2 2022 versus Fiscal Six months Q2 2021
Cost of products sold increased as a percent to sales driven by:
•Inflation and unfavorable mix in the MedTech segment
•Commodity inflation in the Consumer Health segment
•COVID-19 vaccine supply network related costs in the Pharmaceutical segment partially offset by
•Favorable segment mix with a higher percentage of sales coming from the Pharmaceutical segment
•Supply chain benefits in the Consumer Health segment

The intangible asset amortization expense included in cost of products sold for the fiscal six months of 2022 and 2021 was $2.2 billion and $2.4 billion, respectively.

Q2 2022 versus Q2 2021
Cost of products increased as a percent to sales driven by:
•Inflation and unfavorable mix in the MedTech segment
•Commodity inflation in the Consumer Health segment
•COVID-19 vaccine supply network related costs in the Pharmaceutical segment partially offset by
•Supply chain benefits in the Consumer Health segment
•Favorable segment mix with a higher percentage of sales coming from the Pharmaceutical segment

The intangible asset amortization expense included in cost of products sold for the fiscal second quarters of 2022 and 2021 was $1.1 billion and $1.2 billion, respectively.

Table of Content

Selling, Marketing and Administrative Expenses

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Six months Q2 2022 versus Fiscal Six months Q2 2021
Selling, Marketing and Administrative Expenses increased as a percent to sales driven by:
•Increased spending to support product launches in the MedTech business
•Higher brand marketing expenses in the Consumer Health business

Q2 2022 versus Q2 2021
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Leveraging in Pharmaceutical brand marketing expense spending
•Favorable segment mix with a higher percentage of sales coming from the Pharmaceutical segment partially offset by
•Increased spending to support product launches in the MedTech business

Research and Development Expense

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Six months Q2 2022 versus Fiscal Six months Q2 2021
Research and Development increased as a percent to sales driven by:
•General portfolio progression in the Pharmaceutical business
•Increased investment across all franchises in the MedTech business

Q2 2022 versus Q2 2021
Research and Development increased as a percent to sales driven by:
•General portfolio progression in the Pharmaceutical business
•Increased investment across all franchises in the MedTech business

Table of Content

In-Process Research and Development (IPR&D)

In the fiscal six months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication became available which led the Company to the decision to terminate the development of bermekimab for AD. The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Interest (Income) Expense

Interest (Income) Expense in the first fiscal six months of 2022 was a net interest income of $38 million as compared to interest expense of $76 million in the same period a year ago primarily due to higher rates of interest earned on cash balances and the benefit from net investment hedging. Interest (Income) Expense in the fiscal second quarter of 2022 was a net interest income of $26 million as compared to interest expense of $28 million in the same period a year ago primarily due to higher rates of interest earned on cash balances. The balance of cash, cash equivalents and current marketable securities was $32.6 billion at the end of the fiscal second quarter of 2022 as compared to $25.3 billion at the end of the fiscal second quarter of 2021. The Company’s debt position was $32.6 billion as of July 3, 2022 as compared to $33.5 billion the same period a year ago.

Other (Income) Expense, Net*

Fiscal Six months Q2 2022 versus Fiscal Six months Q2 2021
Other (income) expense, net for the fiscal six months of 2022 was unfavorable by $1.6 billion as compared to the prior year primarily due to the following:

Fiscal Six Months
(Dollars in Billions)(Income)/Expense	2022	2021	Change
Changes in the fair value of securities	$0.5	(0.2)	0.7
Consumer Health separation costs	0.4	0.0	0.4
Litigation related	0.4	0.0	0.4
Employee benefit plan related	(0.6)	(0.3)	(0.3)
Acquisition, integration and divestiture related(1)	0.0	(0.5)	0.5
Other	(0.5)	(0.4)	(0.1)
Total Other (Income) Expense, Net	$0.2	(1.4)	1.6
(1) Primarily related to divestiture gains of two pharmaceutical brands outside the U.S. in the fiscal six months of 2021.

Q2 2022 versus Q2 2021
Other (income) expense, net for the fiscal second quarter of 2022 was unfavorable by $0.8 billion as compared to the prior year primarily due to the following:

Fiscal Second Quarter
(Dollars in Billions)(Income)/Expense	2022	2021	Change
Litigation related	$0.4	0.0	0.4
Consumer Health separation costs	0.3	0.0	0.3
Changes in the fair value of securities	0.1	(0.2)	0.3
Employee benefit plan related	(0.3)	(0.1)	(0.2)
Other	(0.2)	(0.2)	—
Total Other (Income) Expense, Net	$0.3	(0.5)	0.8
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

Table of Content

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Consumer Health	$1,470	$1,708	$7,391	$7,495	19.9%	22.8%
Pharmaceutical	8,344	9,463	26,186	24,581	31.9	38.5
MedTech	2,618	3,375	13,869	13,557	18.9	24.9
Segment earnings before tax	12,432	14,546	47,446	45,633	26.2	31.9
Less: Expenses not allocated to segments(1)	360	455
Less: Consumer Health separation costs	370	—
Worldwide income before tax	$11,702	$14,091	$47,446	$45,633	24.7%	30.9%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal six months of 2022 was 19.9% versus 22.8% for the same period a year ago. The decline in the income before tax as a percent of sales in the fiscal six months of 2022 as compared to the prior year was primarily driven by the following:
•Commodity inflation
partially offset by
•Supply chain benefits

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal six months of 2022 was 31.9% versus 38.5% for the same period a year ago. The decline in the income before tax as a percent of sales for the fiscal six months of 2022 as compared to the prior year was primarily driven by the following:
•An IPR&D charge of $0.6 billion in 2022 related to bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS)
•Divestiture gains of $0.6 billion in 2021, primarily related to divestiture gains of two pharmaceutical brands outside the U.S.
•Net mark-to-market loss related to the change in the fair value of securities ($0.5 billion loss in 2022 vs. $0.1 billion gain in 2021)
•COVID-19 Vaccine supply network related costs of $0.2 billion in 2022
•Increased Research & Development investment for general portfolio progression partially offset by
•Favorable product mix
•Lower intangible asset amortization expense ($1.5 billion in 2022 vs. $1.7 billion in 2021)

MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal six months of 2022 was 18.9% versus 24.9% for the same period a year ago. The decline in the income before tax as a percent of sales for the fiscal six months of 2022 was primarily driven by the following:
•Litigation related expense of $0.3 billion in 2022 vs. income of $0.1 billion in 2021
•Inflation and unfavorable product mix
•Increased investment in Research & Development

Table of Content

Income before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Consumer Health	$784	$866	$3,805	$3,854	20.6%	22.5%
Pharmaceutical	4,420	4,294	13,317	12,480	33.2	34.4
MedTech	1,141	1,746	6,898	6,978	16.5	25.0
Segment earnings before tax	6,345	6,906	24,020	23,312	26.4	29.6
Less: Expenses not allocated to segments (1)	237	244
Less: Consumer Health separation costs	268	—
Worldwide income before tax	$5,840	$6,662	$24,020	$23,312	24.3%	28.6%
(1) Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal second quarter of 2022 was 20.6% versus 22.5% for the same period a year ago. The decrease in the income before tax as a percent of sales in the fiscal second quarter of 2022 as compared to the prior year was primarily driven by the following:
•Commodity inflation
partially offset by
•Supply chain benefits

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal second quarter of 2022 was 33.2% versus 34.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter of 2021 as compared to the prior year was primarily driven by the following:
•Net mark-to-market loss related to the change in the fair value of securities ($0.1 billion loss in 2022 vs. $0.2 billion gain in 2021)
•COVID-19 Vaccine supply network related costs of $0.2 billion in 2022
•Increased Research & Development investment for general portfolio progression partially offset by
•Lower intangible asset amortization expense ($0.7 billion in 2022 vs. $0.8 billion in 2021)
•Brand marketing expense leveraging
•Favorable product mix
MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal second quarter of 2022 was 16.5% versus 25.0% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter was primarily driven by the following:
•Litigation related expense of $0.3 billion in 2022 vs. income of $0.1 billion in 2021
•Inflation and unfavorable product mix
•Increased investment in Research & Development
Restructuring

In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.6 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by the end of 2022. The Company expects to record pre-tax

Table of Content
restructuring charges of approximately $2.1 to $2.3 billion by the completion of the program in December 2022. In the first fiscal six months of 2022, the Company recorded a net pre-tax charge of $200 million, which is included on the following lines of the Consolidated Statement of Earnings, $155 million in restructuring, $33 million in cost of products sold and $12 million in other (income) expense, net. In the first fiscal six months of 2021, the Company recorded a pre-tax charge of $212 million, which is included on the following lines of the Consolidated Statement of Earnings, $109 million in restructuring, $47 million in cost of products sold and $56 million in other (income) expense, net. In the fiscal second quarter of 2022, the Company recorded a net pre-tax charge of $128 million, which is included on the following lines of the Consolidated Statement of Earnings, $85 million in restructuring, $17 million in cost of products sold and $26 million in other (income) expense, net. In the fiscal second quarter of 2021, the Company recorded a pre-tax charge of $108 million, which is included on the following lines of the Consolidated Statement of Earnings, $56 million in restructuring, $20 million in cost of products sold and $32 million in other (income) expense, net. Restructuring charges of approximately $2.0 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rate for the fiscal six months of 2022 was 14.9% in 2022 and 11.5% in 2021. Subsequent to July 3, 2022, as part of the planned separation of the Company’s Consumer Health business the Company has recognized approximately $0.3 billion in incremental tax costs due to the reorganization of certain international subsidiaries which will be recorded in the fiscal third quarter. During fiscal year 2022, the Company is expected to incur significant additional international tax costs related to the legal separation of the Consumer Health business.

For discussion related to the fiscal six months of 2022 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $11.0 billion at the end of the fiscal second quarter of 2022 as compared with $14.5 billion at the end of fiscal year 2021. The primary sources and uses of cash that contributed to the $3.5 billion decrease were:

(Dollars In Billions)
$14.5	Q4 2021 Cash and cash equivalents balance
9.6	cash generated from operating activities
(6.3)	net cash used by investing activities
(6.6)	net cash used by financing activities
(0.2)	effect of exchange rate and rounding
$11.0	Q2 2022 Cash and cash equivalents balance

In addition, the Company had $21.6 billion in marketable securities at the end of the fiscal second quarter of 2022 and $17.1 billion at the end of fiscal year 2021.

Table of Content

Cash flow from operations of $9.6 billion was the result of:

(Dollars In Billions)
$10.0	Net Earnings
2.3	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs and credit losses and accounts receivable allowances partially offset by the deferred tax provision and net gain on sale of assets/businesses
(2.6)	an increase in accounts receivable and inventories
(1.2)	a decrease in accounts payable and accrued liabilities
3.5	a decrease in other current and non-current assets
(2.4)	a decrease in other current and non-current liabilities and rounding
$9.6	Cash Flow from operations

Investing activities use of $6.3 billion of cash was primarily used for:

(Dollars In Billions)
$(1.5)	additions to property, plant and equipment
0.3	proceeds from the disposal of assets/businesses, net
(0.5)	acquisitions, net of cash acquired and other
(4.4)	net purchases of investments
(0.2)	Other
$(6.3)	Net cash used for investing activities

Financing activities use of $6.6 billion of cash was primarily used for:

(Dollars In Billions)
$(5.8)	dividends to shareholders
(2.6)	repurchase of common stock
0.8	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.8	credit support agreements activity, net
0.2	other and rounding
$(6.6)	Net cash used for financing activities

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

As of July 3, 2022, the Company's cash, cash equivalents and marketable securities was approximately $32.6 billion and approximately $32.6 billion of notes payable and long-term debt for a net neutral cash position as compared to the prior year net debt position of $8.2 billion. Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's approximate $0.9 billion in contractual supply commitments associated with its development of the COVID-19 vaccine, the remaining balance to be paid on the agreement to settle opioid litigation for approximately $4.2 billion and the establishment of the $2.0 billion trust for talc related liabilities (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Table of Content

In the fiscal second quarter of 2022, the Company paid approximately $1.7 billion to the U.S. Treasury which included $0.8 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022), and $0.9 billion primarily related to the normal estimated payments for the first six months of fiscal 2022.

Subsequent to the fiscal second quarter ended July 3, 2022, the Company sold all of its shares in argenx SE for proceeds of $0.6 billion.

Dividends

On April 19, 2022, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on June 7, 2022 to shareholders of record as of May 24, 2022.

On July 18, 2022, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on September 6, 2022 to shareholders of record as of August 23, 2022. The Company expects to continue the practice of paying regular quarterly cash dividends.

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
In fiscal 2021 and 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. In the fiscal second quarter of 2022, amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.9 billion are reflected in the prepaid expenses and other and the accrued liabilities accounts in the Company's consolidated balance sheet. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

Based on the global progress on vaccine development and distribution as well as the amount of existing global supply, the Company is modifying its COVID-19 vaccine research programs and manufacturing capacity to levels that meet all customer contractual commitments which will result in incremental costs for the year. The Company continues to evaluate the global demand for the COVID-19 vaccine and its related supply.

Table of Content
The Company continues to evaluate and monitor both its internal and external supply arrangements. The Company has established a global vaccine supply network, where, in addition to its internal manufacturing site in Leiden, the Netherlands, ten other manufacturing sites have been involved in the production of the vaccine across different countries and continents. The Company does not believe that a disruption relating to vaccine manufacturing, or the resulting delay would have a material financial impact on the Company’s consolidated financial statements or results.

Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter and six months of 2022, including accounts receivable or inventory reserves, was not material. As of both the 2021 fiscal year ending January 2, 2022, and the fiscal second quarter ending July 3, 2022, the business of the Company’s Ukraine subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. As of both the 2021 fiscal year ending January 2, 2022, and the fiscal second quarter ending July 3, 2022, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues.

In early March, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. Additionally, at the end of March, the Company made the decision to suspend supply of personal care products in Russia. The Company continued to supply its other products throughout the second quarter as patients rely on many of the products for healthcare purposes.

The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela and Argentina as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. Beginning in the fiscal second quarter of 2022, the Company accounted for operations in Turkey as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. This did not have a material impact on the Company's results in the period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

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

Internal control. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting despite the fact that many of its employees are working remotely due to the COVID-19 pandemic. The Company proactively took actions to re-evaluate and refine its financial reporting process through additional monitoring controls to provide reasonable assurance that the financial results are reported accurately and timely. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.

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

Table of Content

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2022. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2022 through May 1, 2022	3,005,708	183.98		—
May 2, 2022 through May 29, 2022	1,313,888	178.47		—
May 30, 2022 through July 3, 2022	1,035,400	179.80		—
Total	5,354,996

(1)     During the fiscal second quarter of 2022, the Company repurchased an aggregate of 5,354,996 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

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

JOHNSON & JOHNSON (Registrant)

Date: July 29, 2022	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2022	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)