Form 10-Q
period 2022-10-02
JOHNSON & JOHNSON
filed 2022-10-27
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 2, 2022

or

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
On October 21, 2022, 2,614,483,607 shares of Common Stock, $1.00 par value, were outstanding.

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
•Market conditions and the possibility that the Company’s share repurchase program may be delayed, suspended or discontinued;
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

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,355	14,487
Marketable securities	22,724	17,121
Accounts receivable, trade, less allowances $201 (2021, $230)	15,890	15,283
Inventories (Note 2)	11,675	10,387
Prepaid expenses and other	3,592	3,701
Total current assets	65,236	60,979
Property, plant and equipment at cost	46,681	47,679
Less: accumulated depreciation	(28,529)	(28,717)
Property, plant and equipment, net	18,152	18,962
Intangible assets, net (Note 3)	40,336	46,392
Goodwill (Note 3)	33,383	35,246
Deferred taxes on income (Note 5)	9,392	10,223
Other assets	8,625	10,216
Total assets	$175,124	182,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$4,424	3,766
Accounts payable	10,153	11,055
Accrued liabilities	11,953	13,612
Accrued rebates, returns and promotions	14,021	12,095
Accrued compensation and employee related obligations	3,006	3,586
Accrued taxes on income (Note 5)	1,986	1,112
Total current liabilities	45,543	45,226
Long-term debt (Note 4)	27,603	29,985
Deferred taxes on income (Note 5)	4,946	7,487
Employee related obligations (Note 6)	8,353	8,898
Long-term taxes payable (Note 5)	4,162	5,713
Other liabilities	9,918	10,686
Total liabilities	$100,525	107,995
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(15,292)	(13,058)
Retained earnings	127,917	123,060
Less: common stock held in treasury, at cost (502,961,000 and 490,878,000 shares)	41,146	39,099
Total shareholders’ equity	74,599	74,023
Total liabilities and shareholders' equity	$175,124	182,018
See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	October 2, 2022	Percent to Sales	October 3, 2021	Percent to Sales
Sales to customers (Note 9)	$23,791	100.0%	$23,338	100.0%
Cost of products sold	7,807	32.8	7,250	31.1
Gross profit	15,984	67.2	16,088	68.9
Selling, marketing and administrative expenses	6,089	25.6	6,000	25.7
Research and development expense	3,597	15.1	3,422	14.7
In-process research and development	—	—	900	3.9
Interest income	(150)	(0.6)	(13)	(0.1)
Interest expense, net of portion capitalized	51	0.2	20	0.1
Other (income) expense, net	493	2.1	1,850	7.9
Restructuring (Note 12)	82	0.3	60	0.2
Earnings before provision for taxes on income	5,822	24.5	3,849	16.5
Provision for taxes on income (Note 5)	1,364	5.8	182	0.8
NET EARNINGS	$4,458	18.7%	$3,667	15.7%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.70		$1.39
Diluted	$1.68		$1.37

AVG. SHARES OUTSTANDING
Basic	2,627.9		2,632.6
Diluted	2,661.3		2,674.9

See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	October 2, 2022	Percent to Sales	October 3, 2021	Percent to Sales
Sales to customers (Note 9)	$71,237	100.0%	$68,971	100.0%
Cost of products sold	23,324	32.7	21,900	31.8
Gross profit	47,913	67.3	47,071	68.2
Selling, marketing and administrative expenses	18,253	25.7	17,505	25.4
Research and development expense	10,762	15.1	9,994	14.5
In-process research and development	610	0.9	900	1.3
Interest income	(236)	(0.3)	(40)	(0.1)
Interest expense, net of portion capitalized	99	0.1	123	0.2
Other (income) expense, net	664	0.9	480	0.7
Restructuring (Note 12)	237	0.3	169	0.2
Earnings before provision for taxes on income	17,524	24.6	17,940	26.0
Provision for taxes on income (Note 5)	3,103	4.4	1,798	2.6
NET EARNINGS	$14,421	20.2%	$16,142	23.4%

NET EARNINGS PER SHARE (Note 8)
Basic	$5.49		$6.13
Diluted	$5.41		$6.04

AVG. SHARES OUTSTANDING
Basic	2,628.9		2,632.2
Diluted	2,667.5		2,674.6

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net earnings	$4,458	3,667	$14,421	16,142

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,252)	(382)	(1,957)	(241)

Securities:
Unrealized holding gain (loss) arising during period	(2)	—	(35)	(1)
Reclassifications to earnings	—	—	—	—
Net change	(2)	—	(35)	(1)

Employee benefit plans:
Prior service cost amortization during period	(37)	(40)	(110)	(122)
Gain (loss) amortization during period	151	273	454	822
Net change	114	233	344	700

Derivatives & hedges:
Unrealized gain (loss) arising during period	(204)	67	(254)	(55)
Reclassifications to earnings	(105)	(233)	(332)	(576)
Net change	(309)	(166)	(586)	(631)

Other comprehensive income (loss)	(1,449)	(315)	(2,234)	(173)

Comprehensive income	$3,009	3,352	$12,187	15,969

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income for the fiscal third quarter were as follows for 2022 and 2021, respectively: Foreign Currency Translation: $181 million and $86 million; Employee Benefit Plans: $33 million and $65 million; Derivatives & Hedges: $82 million and $43 million.

The tax effects in other comprehensive income for the fiscal nine months were as follows for 2022 and 2021, respectively: Foreign Currency Translation: $859 million and $315 million; Securities: $9 million in 2022; Employee Benefit Plans: $98 million and $197 million; Derivatives & Hedges: $155 million and $167 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended October 2, 2022

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)
Net earnings	4,458	4,458	—	—	—
Cash dividends paid ($1.13 per share)	(2,970)	(2,970)	—	—	—
Employee compensation and stock option plans	368	213	—	—	155
Repurchase of common stock	(2,165)	—	—	—	(2,165)
Other comprehensive income (loss), net of tax	(1,449)	—	(1,449)	—	—
Balance, October 2, 2022	$74,599	127,917	(15,292)	3,120	(41,146)

Fiscal Nine Months Ended October 2, 2022

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	14,421	14,421	—	—	—
Cash dividends paid ($3.32 per share)	(8,728)	(8,728)	—	—	—
Employee compensation and stock option plans	1,832	(836)	—	—	2,668
Repurchase of common stock	(4,715)	—	—	—	(4,715)
Other comprehensive income (loss), net of tax	(2,234)	—	(2,234)	—	—
Balance, October 2, 2022	$74,599	127,917	(15,292)	3,120	(41,146)

Table of Content

Fiscal Third Quarter Ended October 3, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, July 4, 2021	$69,580	120,154	(15,100)	3,120	(38,594)
Net earnings	3,667	3,667	—	—	—
Cash dividends paid ($1.06 per share)	(2,791)	(2,791)	—	—	—
Employee compensation and stock option plans	522	62	—	—	460
Repurchase of common stock	(391)	—	—	—	(391)
Other comprehensive income (loss), net of tax	(315)	—	(315)	—	—
Balance, October 3, 2021	$70,272	121,092	(15,415)	3,120	(38,525)

Fiscal Nine Months Ended October 3, 2021

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 3, 2021	$63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	16,142	16,142	—	—	—
Cash dividends paid ($3.13 per share)	(8,241)	(8,241)	—	—	—
Employee compensation and stock option plans	1,726	(699)	—	—	2,425
Repurchase of common stock	(2,460)	—	—	—	(2,460)
Other comprehensive income (loss), net of tax	(173)	—	(173)	—	—
Balance, October 3, 2021	$70,272	121,092	(15,415)	3,120	(38,525)

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	October 2, 2022	October 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,421	16,142
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,198	5,547
Stock based compensation	925	920
Asset write-downs	787	964
Net gain on sale of assets/businesses	(213)	(601)
Deferred tax provision	(2,488)	(2,564)
Credit losses and accounts receivable allowances	(14)	(60)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,591)	(1,818)
Increase in inventories	(1,877)	(1,178)
Increase in accounts payable and accrued liabilities	141	182
Decrease in other current and non-current assets	4,563	2,082
Decrease in other current and non-current liabilities	(4,008)	(1,938)

NET CASH FLOWS FROM OPERATING ACTIVITIES	15,844	17,678

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,422)	(2,237)
Proceeds from the disposal of assets/businesses, net (Note 10)	322	666
Acquisitions, net of cash acquired (Note 10)	(522)	—
Purchases of investments	(31,163)	(18,843)
Sales of investments	26,324	16,809
Credit support agreements activity, net	(305)	696
Other (primarily licenses and milestones)	(208)	(414)

NET CASH USED BY INVESTING ACTIVITIES	(7,974)	(3,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(8,728)	(8,241)
Repurchase of common stock	(4,715)	(2,460)
Proceeds from short-term debt	7,099	1,283
Repayment of short-term debt	(4,808)	(821)
Proceeds from long-term debt, net of issuance costs	1	3
Repayment of long-term debt	(2,133)	(1,452)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	907	808
Credit support agreements activity, net	1,678	168
Other	128	101

NET CASH USED BY FINANCING ACTIVITIES	(10,571)	(10,611)

Effect of exchange rate changes on cash and cash equivalents	(431)	(125)
(Decrease)/Increase in cash and cash equivalents	(3,132)	3,619
Cash and Cash equivalents, beginning of period	14,487	13,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,355	17,604

Acquisitions
Fair value of assets acquired	$620	—
Fair value of liabilities assumed and noncontrolling interests	(98)	—
Net cash paid for acquisitions	$522	—
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

Use of Estimates
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, inflation, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts COVID-19 as of October 2, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, inventory and related reserves, accrued rebates and associated reserves, and the carrying value of the goodwill and other assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended October 2, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Recently Adopted Accounting Standards
There were no new material accounting standards adopted in the fiscal third quarter of 2022.

Recently Issued Accounting Standards
Not Adopted as of October 2, 2022
ASU 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations
This update requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity’s working capital, liquidity, and cash flows. This update will be effective for the Company for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of this update on its disclosures.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	October 2, 2022	January 2, 2022
Raw materials and supplies	$1,730	1,592
Goods in process	2,106	2,287
Finished goods	7,839	6,508
Total inventories	$11,675	10,387

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

(Dollars in Millions)	October 2, 2022	January 2, 2022
Intangible assets with definite lives:
Patents and trademarks — gross(1)	$35,132	38,572
Less accumulated amortization	(20,116)	(20,088)
Patents and trademarks — net	15,016	18,484
Customer relationships and other intangibles — gross	22,302	23,011
Less accumulated amortization	(12,406)	(11,925)
Customer relationships and other intangibles — net(2)	9,896	11,086
Intangible assets with indefinite lives:
Trademarks	6,648	6,985
Purchased in-process research and development(3)	8,776	9,837
Total intangible assets with indefinite lives	15,424	16,822
Total intangible assets — net	$40,336	46,392
(1)The change in intangible assets with definite lives is primarily the result of currency translation effects.
(2)The majority is comprised of customer relationships
(3)In the fiscal first quarter of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication became available which led the Company to the decision to terminate the development of bermekimab for AD. The remaining reduction was driven by assets that reached commercialization and are now classified as having definite lives.
In October 2022, subsequent to the fiscal third quarter, additional information regarding efficacy of the HS indication became available which led the Company to the decision to terminate the development of bermekimab for HS. The Company will record a charge of approximately $0.2 billion in the fiscal fourth quarter related to this impairment. The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Goodwill as of October 2, 2022 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	MedTech	Total
Goodwill at January 2, 2022	$9,810	10,580	14,856	35,246
Goodwill, related to acquisitions	—	—	195	195
Currency translation/Other	(1,037)	(920)	(101)	(2,058)
Goodwill at October 2, 2022	$8,773	9,660	14,950	33,383

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.0 billion and $1.1 billion for the fiscal third quarters ended October 2, 2022 and October 3, 2021, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $3.2 billion and $3.6 billion for the fiscal nine months ended October 2, 2022 and October 3, 2021, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2022	2023	2024	2025	2026
$4,300	4,300	4,100	3,400	2,800

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of October 2, 2022, the cumulative amount of cash collateral received by the Company under the CSA amounted to $0.8 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of October 2, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $47.1 billion, $36.2 billion and $10.0 billion, respectively. As of January 2, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.8 billion, $37.4 billion and $10.0 billion respectively.

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

As of October 2, 2022, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $922 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Table of Content

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended in 2022 and 2021, net of tax:

	October 2, 2022					October 3, 2021
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(322)	—	—	—	—	(62)	—
Derivatives designated as hedging instruments	—	—	—	322	—	—	—	—	62	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	13	—	—	—	—	34	—
Amount of gain or (loss) recognized in AOCI	—	—	—	13	—	—	—	—	34	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(20)	(83)	53	—	22	(3)	58	8	—	19

Amount of gain or (loss) recognized in AOCI	(45)	(94)	91	—	36	(35)	(155)	37	—	42

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	120	—	—		—	117	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(205)	—	—	—	—	144	—

Table of Content
The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended in 2022 and 2021, net of tax:

	October 2, 2022					October 3, 2021
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(1,094)	—	—	—	—	(56)	—
Derivatives designated as hedging instruments	—	—	—	1,094	—	—	—	—	56	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	102	—	—	—	—	115	—
Amount of gain or (loss) recognized in AOCI	—	—	—	102	—	—	—	—	115	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(54)	(141)	118	—	(35)	25	106	(1)	—	24

Amount of gain or (loss) recognized in AOCI	(48)	(153)	193	—	(75)	(41)	(398)	80	—	67

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	342	—	—	—	—	307	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(273)	—	—	—	—	122	—

Table of Content
As of October 2, 2022, and January 2, 2022, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	October 2, 2022	January 2, 2022	October 2, 2022	January 2, 2022
Long-term Debt	$8,668	9,793	(1,430)	(142)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters and fiscal nine months in 2022 and 2021:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Foreign Exchange Contracts	Other (income) expense	$109	(13)	211	(50)

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2022 and 2021:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
Debt	$208	115	Interest (income) expense	—	—
Cross Currency interest rate swaps	$261	141	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2022 and 2021

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
Debt	$478	279	Interest (income) expense	—	—
Cross Currency interest rate swaps	$1,134	432	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 2, 2022			October 2, 2022
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,884	(607)	(755)	522	522

Equity Investments without readily determinable value	$500	(29)	60	531	531
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For equity investments without readily determinable market values, there was a decrease of $29 million in the fair value reflected in net income as a result of impairments.

In the fiscal third quarter ended October 2, 2022, the Company sold all its equity investments in argenx SE for proceeds of $0.6 billion.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Table of Content
The Company’s significant financial assets and liabilities measured at fair value as of October 2, 2022 and January 2, 2022 were as follows:

	October 2, 2022				January 2, 2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	1,942	—	1,942	540
Interest rate contracts (2)	—	2,533	—	2,533	796
Total	—	4,475	—	4,475	1,336
Liabilities:
Forward foreign exchange contracts	—	1,881	—	1,881	881
Interest rate contracts (2)	—	1,884	—	1,884	979
Total	—	3,765	—	3,765	1,860
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	178	—	178	24
Liabilities:
Forward foreign exchange contracts	—	68	—	68	28
Other Investments:
Equity investments (3)	522	—	—	522	1,884
Debt securities (4)	—	22,124	—	22,124	19,727
Other Liabilities
Contingent consideration (5)	$—	—	525	525	533

Gross to Net Derivative Reconciliation	October 2, 2022	January 2, 2022
(Dollars in Millions)
Total Gross Assets	$4,653	1,360
Credit Support Agreement (CSA)	(4,440)	(1,285)
Total Net Asset	213	75

Total Gross Liabilities	3,833	1,888
Credit Support Agreement (CSA)	(3,636)	(1,855)
Total Net Liabilities	$197	33

Table of Content

Summarized information about changes in liabilities for contingent consideration for each of the fiscal nine months ended is as follows:

	October 2, 2022	October 3, 2021
(Dollars in Millions)
Beginning Balance	$533	$633
Changes in estimated fair value (6)	(85)	28
Additions	89	—
Payments	(12)	(48)
Ending Balance	$525	$613

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
(5)    Includes $507 million and $520 million, classified as non-current other liabilities as of October 2, 2022 and January 2, 2022, respectively. Includes $18 million and $13 million classified as current liabilities as of October 2, 2022 and January 2, 2022, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.

The Company's cash, cash equivalents and current marketable securities as of October 2, 2022 comprised:

(Dollars in Millions)	Carrying Amount	Gain/( Loss)	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$4,037	—	4,037	4,037	—
Non-U.S. sovereign securities(1)	389		389	89	300
U.S. reverse repurchase agreements	2,541	—	2,541	2,541	—
Corporate debt securities(1)	2,544	(5)	2,539		2,544
Money market funds	1,516	—	1,516	1,516	—
Time deposits(1)	928	—	928	928	—
Subtotal	11,955	(5)	11,950	9,111	2,844

		Unrealized Loss
U.S. Gov't securities	21,930	(48)	21,882	2,189	19,693
Corporate debt securities	243	(1)	242	55	187
Subtotal available for sale debt(2)	$22,173	(49)	22,124	2,244	19,880
Total cash, cash equivalents and current marketable securities	$34,128	(54)	34,074	11,355	22,724
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

The contractual maturities of the available for sale securities as of October 2, 2022 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$22,153	22,104
Due after one year through five years	20	20
Due after five years through ten years	—	—
Total debt securities	$22,173	22,124

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of October 2, 2022:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$4,424	4,422

Non-Current Debt
6.73% Debentures due 2023	250	256
3.375% Notes due 2023	802	797
0.650% Notes due 2024 (750MM Euro 0.9712)	722	702
5.50% Notes due 2024 (500MM GBP 1.0908)	544	548
2.625% Notes due 2025	749	721
0.550% Notes due 2025	922	826
2.45% Notes due 2026	1,996	1,868
2.95% Notes due 2027	877	829
0.95% Notes due 2027	1,396	1,185
2.90% Notes due 2028	1,496	1,379
1.150% Notes due 2028 (750MM Euro 0.9712)	724	649
6.95% Notes due 2029	298	342
1.30% Notes due 2030	1,606	1,276
4.95% Debentures due 2033	498	507
4.375% Notes due 2033	855	820
1.650% Notes due 2035 (1.5B Euro 0.9712)	1,450	1,181
3.55% Notes due 2036	841	726
5.95% Notes due 2037	993	1,074
3.625% Notes due 2037	1,334	1,154
3.40% Notes due 2038	992	822
5.85% Debentures due 2038	697	747
4.50% Debentures due 2040	540	506
2.10% Notes due 2040	827	551
4.85% Notes due 2041	297	291
4.50% Notes due 2043	496	457
3.70% Notes due 2046	1,976	1,626
3.75% Notes due 2047	811	668
3.50% Notes due 2048	743	593
2.25% Notes due 2050	809	500
2.45% Notes due 2060	1,054	619
Other	8	12
Total Non-Current Debt	$27,603	24,232

The weighted average effective interest rate on non-current debt is 3.06%.

The excess of the estimated fair value over the carrying value of debt was $3.2 billion at January 2, 2022.

The current debt balance as of October 2, 2022 includes $3.9 billion of commercial paper which has a weighted average interest rate of 2.88% and a weighted average maturity of approximately three months.

Table of Content

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2022 and 2021 were 17.7% and 10.0%, respectively. This increase in the consolidated tax rate as compared to the prior year fiscal nine months is primarily due to the Company reorganizing the ownership structure of certain wholly-owned international subsidiaries in the second fiscal quarter of 2021. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with the applicable local regulations. Accordingly, the Company recorded a local deferred tax benefit of approximately $2.3 billion which was partially offset by a related increase in the U.S. GILTI deferred tax liability of approximately $1.7 billion. The net impact of this reorganization was an approximate $0.6 billion net benefit or a 3.4% decrease to the effective tax rate of the fiscal nine months of 2021.

Additionally, the following items had an unfavorable impact to the Company’s year-to-date effective tax rate as compared to the same period in the prior fiscal year:
•as part of the planned separation of the Company’s Consumer Health business (for further information see Note 1 in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022) the Company has recognized approximately $0.4 billion in net incremental tax costs which increased the rate by approximately 2.0% for the fiscal nine months of 2022
•certain one-time favorable tax items that occurred during the fiscal nine months of 2021 and resulted in an approximate 1.0% benefit to the effective tax rate, but were not repeated in fiscal 2022
•In the fiscal third quarter of 2021 the Company had accrued additional Talc expenses of $1.4 billion at an effective tax rate of 23.5% and $0.8 billion for the Risperdal Gynecomastia settlement at an effective tax rate of 16.4%. (See note 11 to the Consolidated Financial Statements for more details)
•in the fiscal third quarter of 2021 the Company recorded a partial IPR&D charge of $0.9 billion for the Ottava intangible asset (acquired with the Auris Health acquisition in 2019) at an effective rate of 22.4%

The Company also had additional tax benefits received from stock-based compensation that were either exercised or vested during the first three fiscal quarters of 2022 and 2021. The Company’s 2022 tax rate benefited primarily from certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in fiscal 2022, the impairment of bermekimab for AD IPR&D (for further information see Note 3 of the Consolidated Financial Statements) and changes in the fair value of securities in the Company’s investment portfolio, both recorded at the U.S. statutory rate.

As of October 2, 2022, the Company had approximately $3.8 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

Table of Content

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$313	339	80	78	953	1,019	240	232
Interest cost	226	192	26	20	685	578	79	61
Expected return on plan assets	(683)	(661)	(2)	(1)	(2,075)	(1,988)	(6)	(5)
Amortization of prior service cost/(credit)	(46)	(46)	(1)	(8)	(138)	(136)	(4)	(23)
Recognized actuarial losses	163	314	30	38	492	944	91	113
Curtailments and settlements	—	—	—	—	1	1	—	—
Net periodic benefit cost/(credit)	$(27)	138	133	127	(82)	418	400	378

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

Company Contributions
For the fiscal nine months ended October 2, 2022, the Company contributed $82 million and $15 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 2, 2022	$(10,017)	(3)	(2,702)	(336)	(13,058)
Net change	(1,957)	(35)	344	(586)	(2,234)
October 2, 2022	$(11,974)	(38)	(2,358)	(922)	(15,292)

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

Table of Content

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic net earnings per share	$1.70	1.39	5.49	6.13
Average shares outstanding — basic	2,627.9	2,632.6	2,628.9	2,632.2
Potential shares exercisable under stock option plans	140.1	138.3	141.1	139.1
Less: shares which could be repurchased under treasury stock method	(106.7)	(96.0)	(102.5)	(96.7)
Average shares outstanding — diluted	2,661.3	2,674.9	2,667.5	2,674.6
Diluted net earnings per share	$1.68	1.37	5.41	6.04

The diluted net earnings per share calculation for both the fiscal third quarter ended October 2, 2022 and October 3, 2021 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

The diluted net earnings per share calculation for the fiscal nine months ended October 2, 2022 and October 3, 2021 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change

CONSUMER HEALTH (1)
OTC
U.S.	$695	686	1.4%	$2,028	1,960	3.5%
International	825	798	3.4	2,434	2,223	9.5
Worldwide	1,519	1,484	2.5	4,462	4,183	6.7
Skin Health/Beauty
U.S.	591	569	3.7	1,764	1,862	(5.3)
International	535	555	(3.6)	1,500	1,595	(6.0)
Worldwide	1,126	1,124	0.1	3,264	3,457	(5.6)
Oral Care
U.S.	158	150	5.2	471	478	(1.5)
International	217	248	(12.4)	664	762	(12.8)
Worldwide	375	398	(5.8)	1,135	1,240	(8.5)
Baby Care
U.S.	91	95	(4.0)	264	288	(8.2)
International	283	296	(4.5)	840	879	(4.4)
Worldwide	375	391	(4.3)	1,105	1,167	(5.4)
Women's Health
U.S.	2	3	(22.0)	9	9	(2.8)
International	222	229	(2.7)	674	675	(0.1)
Worldwide	225	232	(3.0)	684	684	(0.1)
Wound Care/Other
U.S.	122	122	(0.2)	366	390	(6.0)
International	53	61	(11.4)	170	186	(8.2)
Worldwide	176	182	(3.9)	537	575	(6.7)
TOTAL CONSUMER HEALTH
U.S.	1,659	1,625	2.1	4,903	4,987	(1.7)
International	2,136	2,187	(2.3)	6,283	6,320	(0.6)
Worldwide	3,795	3,812	(0.4)	11,186	11,307	(1.1)

Table of Content

PHARMACEUTICAL(1)
Immunology
U.S.	2,876	2,771	3.8	8,230	7,932	3.8
International	1,411	1,480	(4.7)	4,587	4,464	2.8
Worldwide	4,287	4,250	0.9	12,817	12,395	3.4
REMICADE
U.S.	350	480	(27.0)	1,099	1,508	(27.1)
U.S. Exports	39	47	(16.9)	163	197	(17.2)
International	169	234	(27.8)	606	721	(16.0)
Worldwide	558	761	(26.6)	1,868	2,426	(23.0)
SIMPONI / SIMPONI ARIA
U.S.	298	295	0.9	886	840	5.4
International	248	276	(10.4)	797	877	(9.2)
Worldwide	545	571	(4.6)	1,682	1,717	(2.0)
STELARA
U.S.	1,655	1,569	5.5	4,766	4,396	8.4
International	794	809	(1.9)	2,571	2,404	6.9
Worldwide	2,449	2,378	3.0	7,336	6,800	7.9
TREMFYA
U.S.	530	376	40.7	1,303	975	33.6
International	200	161	24.6	613	459	33.7
Worldwide	729	537	35.9	1,916	1,434	33.6
OTHER IMMUNOLOGY
U.S.	5	3	*	14	15	(3.5)
International	0	0	*	0	3	*
Worldwide	5	3	*	14	18	(19.3)

Infectious Diseases
U.S.	390	679	(42.7)	1,266	1,635	(22.6)
International	905	698	29.7	2,642	1,758	50.3
Worldwide	1,295	1,378	(6.0)	3,908	3,394	15.2
COVID-19 VACCINE
U.S.	0	270	*	120	421	(71.5)
International	489	233	*	1,370	346	*
Worldwide	489	502	(2.7)	1,490	766	*
EDURANT / rilpivirine
U.S.	9	12	(27.1)	27	31	(14.5)
International	237	247	(4.2)	691	733	(5.7)
Worldwide	245	259	(5.2)	718	764	(6.1)
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	372	380	(2.2)	1,096	1,128	(2.9)
International	112	137	(17.9)	354	440	(19.5)
Worldwide	485	517	(6.4)	1,450	1,568	(7.5)

Table of Content

OTHER INFECTIOUS DISEASES
U.S.	10	18	(46.4)	24	55	(57.2)
International	68	82	(17.1)	228	240	(5.0)
Worldwide	77	99	(22.4)	251	295	(14.8)

Neuroscience
U.S.	919	835	10.0	2,658	2,448	8.6
International	763	845	(9.9)	2,498	2,751	(9.2)
Worldwide	1,681	1,680	0.0	5,156	5,199	(0.8)
CONCERTA / methylphenidate
U.S.	41	35	19.3	114	117	(2.2)
International	117	122	(4.4)	362	372	(2.6)
Worldwide	158	157	0.8	476	489	(2.5)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	684	648	5.3	2,036	1,882	8.1
International	348	355	(2.3)	1,097	1,111	(1.3)
Worldwide	1,031	1,004	2.6	3,132	2,994	4.6
RISPERDAL CONSTA
U.S.	67	71	(6.1)	195	210	(7.1)
International	52	69	(24.2)	178	242	(26.3)
Worldwide	119	140	(14.9)	373	452	(17.4)
OTHER NEUROSCIENCE
U.S.	127	81	57.2	313	239	31.1
International	246	298	(17.9)	861	1,026	(16.2)
Worldwide	374	379	(1.9)	1,174	1,265	(7.3)

Oncology
U.S.	1,812	1,525	18.8	5,073	4,364	16.2
International	2,252	2,140	5.2	6,983	6,406	9.0
Worldwide	4,064	3,665	10.9	12,056	10,770	11.9
DARZALEX
U.S.	1,097	841	30.3	3,071	2,302	33.4
International	955	739	29.3	2,823	2,076	36.0
Worldwide	2,052	1,580	29.8	5,894	4,378	34.6
ERLEADA
U.S.	254	214	19.1	693	578	20.0
International	235	130	*	647	329	*
Worldwide	490	344	42.2	1,340	907	47.7
IMBRUVICA
U.S.	353	413	(14.6)	1,072	1,311	(18.3)
International	559	654	(14.6)	1,847	1,996	(7.5)
Worldwide	911	1,066	(14.6)	2,918	3,307	(11.8)
ZYTIGA / abiraterone acetate
U.S.	16	25	(33.1)	54	96	(43.4)
International	440	523	(15.9)	1,446	1,653	(12.5)
Worldwide	456	548	(16.7)	1,500	1,749	(14.2)

Table of Content

OTHER ONCOLOGY
U.S.	92	32	*	183	76	*
International	64	94	(32.1)	220	352	(37.5)
Worldwide	155	126	23.1	403	428	(5.9)

Pulmonary Hypertension
U.S.	604	610	(1.1)	1,736	1,778	(2.4)
International	247	258	(3.8)	810	821	(1.3)
Worldwide	852	868	(1.9)	2,547	2,599	(2.0)
OPSUMIT
U.S.	289	299	(3.4)	827	861	(4.0)
International	152	159	(4.7)	495	510	(3.0)
Worldwide	441	458	(3.9)	1,322	1,371	(3.6)
UPTRAVI
U.S.	283	265	6.6	824	792	3.9
International	50	44	14.2	162	135	20.4
Worldwide	333	309	7.7	986	927	6.3
OTHER PULMONARY HYPERTENSION
U.S.	33	47	(29.5)	86	125	(31.3)
International	46	54	(15.7)	154	176	(13.0)
Worldwide	78	101	(22.1)	239	301	(20.5)

Cardiovascular / Metabolism / Other
U.S.	837	800	4.5	2,266	2,379	(4.8)
International	198	241	(17.5)	651	727	(10.4)
Worldwide	1,034	1,041	(0.6)	2,916	3,106	(6.1)
XARELTO
U.S.	689	636	8.4	1,806	1,794	0.7
International	—	—	—	—	—	—
Worldwide	689	636	8.4	1,806	1,794	0.7
INVOKANA / INVOKAMET
U.S.	49	66	(25.8)	164	249	(34.1)
International	60	67	(11.0)	193	194	(0.6)
Worldwide	109	133	(18.4)	357	443	(19.5)
OTHER(2)
U.S.	98	98	(0.1)	295	336	(12.2)
International	138	173	(20.0)	458	533	(14.0)
Worldwide	236	271	(12.8)	753	869	(13.3)

TOTAL PHARMACEUTICAL
U.S.	7,438	7,221	3.0	21,229	20,536	3.4
International	5,776	5,661	2.0	18,171	16,927	7.3
Worldwide	13,214	12,882	2.6	39,400	37,463	5.2

Table of Content

MEDTECH(3)
Interventional Solutions
U.S.	547	444	23.2	1,566	1,353	15.7
International	513	513	0.0	1,636	1,599	2.3
Worldwide	1,060	957	10.8	3,202	2,952	8.5
Orthopaedics
U.S.	1,309	1,249	4.8	3,936	3,821	3.0
International	785	843	(6.9)	2,504	2,611	(4.1)
Worldwide	2,095	2,093	0.1	6,440	6,433	0.1
HIPS
U.S.	228	209	9.1	693	651	6.5
International	124	146	(15.1)	437	451	(3.3)
Worldwide	352	355	(0.9)	1,129	1,102	2.5
KNEES
U.S.	203	184	9.8	620	579	6.9
International	115	131	(12.8)	386	403	(4.4)
Worldwide	317	316	0.4	1,005	983	2.3
TRAUMA
U.S.	473	455	3.8	1,412	1,352	4.4
International	244	260	(6.0)	749	805	(7.0)
Worldwide	717	715	0.2	2,161	2,157	0.2
SPINE, SPORTS & OTHER
U.S.	406	401	1.3	1,211	1,239	(2.2)
International	303	306	(1.1)	933	952	(2.0)
Worldwide	708	706	0.3	2,144	2,190	(2.1)
Surgery
U.S.	984	948	3.7	2,897	2,881	0.5
International	1,439	1,457	(1.2)	4,410	4,418	(0.2)
Worldwide	2,422	2,405	0.7	7,306	7,299	0.1
ADVANCED
U.S.	457	440	3.8	1,328	1,304	1.8
International	701	705	(0.4)	2,132	2,126	0.3
Worldwide	1,158	1,144	1.2	3,460	3,430	0.9
GENERAL
U.S.	527	508	3.6	1,569	1,577	(0.5)
International	737	752	(2.0)	2,277	2,292	(0.6)
Worldwide	1,264	1,261	0.3	3,846	3,869	(0.6)
Vision
U.S.	517	475	8.8	1,534	1,414	8.5
International	689	714	(3.5)	2,170	2,103	3.2
Worldwide	1,206	1,189	1.4	3,704	3,517	5.3
CONTACT LENSES / OTHER
U.S.	405	359	12.6	1,179	1,082	9.0
International	503	522	(3.6)	1,533	1,525	0.5
Worldwide	908	882	3.0	2,712	2,607	4.0

Table of Content

SURGICAL
U.S.	112	117	(3.2)	355	333	6.8
International	186	191	(3.3)	637	577	10.3
Worldwide	298	308	(3.2)	992	910	9.0

TOTAL MEDTECH
U.S.	3,356	3,117	7.7	9,932	9,470	4.9
International	3,426	3,527	(2.9)	10,719	10,731	(0.1)
Worldwide	6,782	6,644	2.1	20,651	20,201	2.2

WORLDWIDE
U.S.	12,453	11,963	4.1	36,064	34,993	3.1
International	11,338	11,375	(0.3)	35,173	33,978	3.5
Worldwide	$23,791	23,338	1.9%	$71,237	68,971	3.3%
*Percentage greater than 100% or not meaningful
(1) Approximately $0.1 billion in the fiscal third quarter of 2021 and $0.3 billion in the fiscal nine months of 2021, of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes
(2) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(3) Previously referred to as Medical Devices

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT*

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Consumer Health (1)	$809	(577)	**	$2,279	1,131	**
Pharmaceutical(2)	4,249	4,200	1.2	12,593	13,663	(7.8)
MedTech(3)	1,124	423	**	3,742	3,798	(1.5)
Segment earnings before provision for taxes	6,182	4,046	52.8	18,614	18,592	0.1
Less: Expense not allocated to segments (4)	111	197		471	652
Less: Consumer Health separation costs	249	—		619	—
Worldwide income before tax	$5,822	3,849	51.3%	$17,524	17,940	(2.3)%
*The 2021 fiscal third quarter and nine months earnings before provision for taxes has been reclassified as certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes
**Percentage greater than 100% or not meaningful
(1) Consumer Health includes:
•Intangible amortization expense of $0.1 billion in both the fiscal third quarter of 2022 and 2021 and $0.3 billion in both the fiscal nine months of 2022 and 2021.
•Litigation expense of $0.1 billion in the fiscal nine months of 2022. Litigation expense of $1.4 billion and $1.5 billion in the fiscal three months and fiscal nine months of 2021, respectively, primarily for talc related costs.
(2) Pharmaceutical includes:
•Divestiture gains of $0.6 billion in the fiscal nine months of 2021 related to two brands outside the U.S.
•Intangible amortization expense of $0.7 billion and $0.8 billion in the fiscal third quarter of 2022 and 2021, respectively. Intangible amortization expense of $2.2 billion and $2.5 billion in the fiscal nine months of 2022 and 2021, respectively.
•In the fiscal nine months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication became available which led the Company to the decision to terminate the development of bermekimab for AD.

Table of Content
•A loss of $0.2 billion and a gain of $0.1 billion related to the change in the fair value of securities in the fiscal third quarter of 2022 and 2021, respectively. A loss of $0.7 billion and a gain of $0.2 billion related to the change in the fair value of securities in the fiscal nine months of 2022 and 2021, respectively.
•COVID-19 Vaccine supply network related costs of $0.4 billion and $0.7 billion in the fiscal third quarter and fiscal nine months 2022, respectively.
•Litigation expense of $0.8 billion and $0.7 billion in the fiscal third quarter and fiscal nine months of 2021, respectively, primarily related to Risperdal Gynecomastia.

In fiscal 2021 and 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. In the fiscal third quarter of 2022, amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.5 billion are reflected in the prepaid expenses and other and the accrued liabilities accounts in the Company's consolidated balance sheet. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

(3) MedTech includes:
•Litigation expense of $0.2 billion in the fiscal third quarter of 2022. Litigation expense of $0.5 billion in fiscal nine months of 2022, primarily pelvic mesh related costs.
•A restructuring related charge of $0.1 billion in both the fiscal third quarter of 2022 and 2021 and $0.2 billion in the fiscal nine months of 2022 and 2021, respectively.
•Intangible amortization expense of $0.3 billion in both the fiscal third quarter of 2022 and 2021 and $0.8 billion in both the fiscal nine months of 2022 and 2021.
•Includes an in-process research and development expense of $0.9 billion related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019 in both the fiscal third quarter and fiscal nine months of 2021.

(4) Amounts not allocated to segments include interest income/expense and general corporate income/expense.
SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
United States	$12,453	11,963	4.1%	$36,064	34,993	3.1%
Europe	5,524	5,587	(1.1)	17,633	16,669	5.8
Western Hemisphere, excluding U.S.	1,562	1,500	4.1	4,580	4,291	6.7
Asia-Pacific, Africa	4,252	4,288	(0.9)	12,960	13,018	(0.4)
Total	$23,791	23,338	1.9%	$71,237	68,971	3.3%

NOTE 10— ACQUISITIONS AND DIVESTITURES

There were no material acquisitions or divestitures in the fiscal first, second or third quarter of 2022.

During the first fiscal quarter of 2021, in separate transactions, the Company divested two brands outside the U.S. within the Pharmaceutical segment. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.6 billion.

Table of Content

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of October 2, 2022, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

The most significant of these cases include: the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; the PINNACLE Acetabular Cup System; pelvic meshes; RISPERDAL; XARELTO; body powders containing talc, primarily JOHNSON’S Baby Powder; INVOKANA; and ETHICON PHYSIOMESH Flexible Composite Mesh. As of October 2, 2022, in the United States there were approximately 180 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; 1,400 with respect to the PINNACLE Acetabular Cup System; 9,400 with respect to pelvic meshes; 1,500 with respect to RISPERDAL; 600 with respect to XARELTO; 40,300 with respect to body powders containing talc; 5 with respect to INVOKANA; 4,800 with respect to ETHICON PHYSIOMESH Flexible Composite Mesh; and 1,900 with respect to ELMIRON. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed.

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

Table of Content
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

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and Johnson & Johnson (collectively, DePuy) relating to the PINNACLE Acetabular Cup System used in hip replacement surgery. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Most cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas (Texas MDL). Beginning on June 1, 2022, the Judicial Panel on Multidistrict Litigation ceased transfer of new cases into the Texas MDL, and there are now cases pending in federal court outside the Texas MDL. Litigation also has been filed in state courts and in countries outside of the United States. Prior to 2019, several adverse verdicts had been rendered against DePuy, one of which was reversed on appeal and remanded for retrial. During the first quarter of 2019, DePuy established a United States settlement program to resolve these cases. As part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE Acetabular Cup System and the related settlement program.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, France, Ireland, Italy, Spain and Slovenia and class actions in Israel, Australia and Canada. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In March 2020, the Court issued a decision and entered damages awards to the three Lead Applicants. The Company appealed the decision to the intermediate appellate court, the Full Court. The appeal was heard in February 2021 and, in March 2021, the Full Court entered a judgment dismissing the appeal. An application for special leave to the High Court of Australia was filed in April 2021, and the High Court heard oral argument on the application in November 2021. Special leave was refused. In September 2022, the Company reached an in-principle agreement to resolve the two pelvic mesh class actions in Australia, pending Federal Court approval. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021. The parties in the Israeli class action are currently finalizing the terms of the settlement. A motion to approve the settlement was filed with the Court. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and Johnson & Johnson alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, one multi-plaintiff lawsuit pending in Oklahoma state court and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. As of October 2022, there are approximately 154 active cases subject to these orders which are being reviewed and evaluated.

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

Table of Content
In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). As a result of the LTL Bankruptcy Case, the North Carolina Bankruptcy Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, Johnson & Johnson, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties (the Protected Parties). The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey in November 2021, and that court extended the PI through the end of February 2022. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions by order issued in March 2022. The New Jersey Bankruptcy Court simultaneously issued another order extending the stay as to the Protected Parties. The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss and the extension of the stay. In May 2022, the Third Circuit Court of Appeals granted the petitions to appeal. The briefing and oral argument on the appeal were completed in September 2022. While the New Jersey Bankruptcy Court’s order effectively stays all of the Company’s talc-related personal injury litigation, LTL has agreed to lift the stay on a small number of appeals where appeal bonds have been filed.

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

A class action advancing claims relating to industrial talc was filed against the Company and others in New Jersey state court in May 2022 (the Edley Class Action). The Edley Class Action asserts, among other things, that J&J fraudulently defended past asbestos personal injury lawsuits arising from exposure to industrial talc mined, milled, and manufactured before January 6, 1989 by Johnson & Johnson’s then wholly owned subsidiary, Windsor Minerals, Inc., which is currently a debtor in the Imerys Bankruptcy described hereafter. The Company removed the Edley Class Action to federal court in the District of New Jersey. In July 2022, Imerys filed a motion in the Imerys Bankruptcy to stay the Edley Class Action, which was denied in August 2022. In October 2022, the Company filed motions to dismiss and to deny certification of a class to pursue the Edley Class Action in the New Jersey District Court.

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

In October 2021, Imerys cancelled the confirmation hearing on the Plan. Imerys, the TCC, the FCR, and certain of Imerys’s insurers (the Mediation Parties) agreed to engage in mediation. The term of the mediation ended in September 2022.

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

Table of Content
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

In February 2018, a securities class action lawsuit was filed against Johnson & Johnson and certain named officers in the United States District Court for the District of New Jersey, alleging that Johnson & Johnson violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of Johnson & Johnson’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, the Company answered the complaint. In April 2021, briefing on Plaintiff’s motion for class certification was completed. In July 2021, the Company filed a notice of supplemental authority in opposition to Plaintiff’s motion for class certification, and Plaintiff filed a response. In December 2021, the Company filed a motion to supplement the class certification record, and in January 2022, Plaintiff responded. In March 2022, LTL asked the New Jersey Bankruptcy Court to stay the securities class action. In April 2022, Defendants filed a second motion to supplement the class certification record. In May 2022, the New Jersey Bankruptcy Court entered an order staying the securities class action. Plaintiff has appealed the Bankruptcy Court’s order.

In October 2019, December 2019, and January 2020, four shareholders filed four separate derivative lawsuits against Johnson & Johnson as the nominal defendant and its current directors and certain officers as defendants in the United States District Court for the District of New Jersey, alleging a breach of fiduciary duties related to the alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. In February 2020, the four cases were consolidated into a single action under the caption In re Johnson & Johnson Talc Stockholder Derivative Litigation. In July 2020, a report was delivered to the Company’s Board of Directors by independent counsel retained by the Board to investigate the allegations in the derivative lawsuits and in a series of shareholder letters that the Board received raising similar issues and demanding that suit be brought against certain Directors. Four of the shareholders who sent demands are plaintiffs in the In re Johnson & Johnson Talc Stockholder Derivative Litigation. The independent counsel recommended that the Company reject the shareholder demands and take the steps that are necessary or appropriate to secure dismissal of the derivative lawsuits. The Board unanimously adopted the recommendations of the independent counsel’s report. In October 2020, the shareholders filed a consolidated complaint, and in January 2021, Johnson & Johnson moved to dismiss the consolidated complaint. In March 2021, Plaintiffs filed a motion for discovery. The Court temporarily terminated Johnson & Johnson’s motion to dismiss pending a decision on Plaintiff’s motion for discovery. In July 2022, the Court denied Plaintiff’s discovery motion. In August 2022, the Court reopened Johnson & Johnson’s motion to dismiss. In lieu of opposing, Plaintiff made a motion to voluntarily dismiss the case, which the Court granted in October 2022.

In January 2019, two ERISA class action lawsuits were filed by participants in the Johnson & Johnson Savings Plan against Johnson & Johnson, its Pension and Benefits Committee, and certain named officers in the United States District Court for the District of New Jersey, alleging that the defendants breached their fiduciary duties by offering Johnson & Johnson stock as a Johnson & Johnson Savings Plan investment option when it was imprudent to do so because of failures to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder. Plaintiffs are seeking damages and injunctive relief. In September 2019, Defendants filed a motion to dismiss. In April 2020, the Court granted Defendants’ motion but granted leave to amend. In June 2020, Plaintiffs filed an amended complaint, and in July 2020, Defendants moved to dismiss the amended complaint. As of October 2020, briefing on Defendants’ motion was complete. In February 2021, the Court granted Defendants’ motion, and granted Plaintiffs leave to amend. In April 2021, Plaintiffs informed the Court that they did not intend to file an amended complaint, and the Court dismissed the case with prejudice. In May 2021, Plaintiffs filed a notice of appeal with the Third Circuit. In July 2021, Plaintiffs filed their opening brief in the Third Circuit and in September

Table of Content
2021, Defendants filed their response brief, and in October 2021, Plaintiffs filed their reply brief. In January 2022, the Third Circuit heard oral argument. In September 2022, the Third Circuit affirmed the dismissal of Plaintiffs’ amended complaint.

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

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and Johnson & Johnson, arising out of the use of ELMIRON, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey. In addition, cases have been filed in various state courts of New Jersey, which have been coordinated in a multi-county litigation in Bergen County, as well as the Court of Common Pleas in Philadelphia, which have been granted mass tort designation. In addition, three class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with ELMIRON related product liability litigation.

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

MedTech
In August 2018, Intuitive Surgical, Inc. and Intuitive Surgical Operations, Inc. (collectively, Intuitive) filed a patent infringement suit against Auris Health, Inc. (Auris) in United States District Court for the District of Delaware. In the suit, Intuitive alleges willful infringement of U.S. Patent Nos. 6,522,906 (’906); 6,800,056 (’056); 8,142,447 (’447); and 9,452,276

Table of Content
(’276) based on Auris’ MONARCH Platform. Auris filed IPR Petitions with the U.S. Patent and Trademark Office (USPTO) regarding the ’056, ’447, ’276 and ’906 patents. In December 2019, the USPTO denied review of the ’056 patent. In February and March 2020, the USPTO instituted review of the ’447, and ’906 patents and denied review of the ’276 patent. In March 2021, the USPTO ruled that the challenged claims of the ’447 and ’906 patents are not invalid. Auris appealed, and in April 2022, the United States Court of Appeals for the Federal Circuit vacated the decision that the ’447 patent was not invalid and remanded the decision to the USPTO for further review. In May 2022, the United States Court of Appeals for the Federal Circuit confirmed the ruling that claim 53 of the ’906 patent was not invalid, vacated the decision that the remaining claims of the ’906 patent were not invalid and remanded the decision to the USPTO for further review. Auris filed a request for reexamination of the ’276 patent in November 2021, and in January 2022, the USPTO granted the reexamination request. Trial is scheduled to begin in September 2023.

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

In October 2020, Rasmussen Instruments, LLC (Rasmussen) filed a patent infringement suit against DePuy Synthes Products, Inc., DePuy Synthes Sales, Inc. and Medical Device Business Services, Inc. (collectively, DePuy) in the United States District Court for the District of Massachusetts. Rasmussen alleges that DePuy willfully infringes U.S. Patent Nos. 9,492,180 (’180) and 10,517,583 (’583) by making and selling the Attune Balanced Sizer. In April 2021, Rasmussen sought permission to amend its infringement contentions to allege that DePuy also willfully infringes the ’583 patent by making and selling the Attune Balancing Blocks. Rasmussen seeks treble damages for willful infringement. Trial concluded in March 2022, with the jury returning a verdict in favor of Rasmussen, finding willful infringement of the ’180 patent, and awarding damages in the amount of $20 million. DePuy challenged the verdict in its post-trial motions. In July 2022, a hearing was held on the post-trial motions.

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

ZYTIGA

Beginning in January 2019, Janssen Inc., Janssen Oncology, Inc., and BTG International Ltd. (collectively, Janssen) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against Apotex Inc. (Apotex), Pharmascience Inc. (Pharmascience) and Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) in response to those parties’ filing of Abbreviated New Drug Submissions (ANDS) seeking approval to market generic versions of ZYTIGA before the expiration of the Canadian Patent No. 2,661,422 (’422). The trial in these actions concluded in November 2020, and the Court issued a decision holding the ’422 patent invalid in January 2021. In February 2021, Janssen appealed the decision. The appeal hearing took place in September 2022.

In April 2021, July 2021 and April 2022, respectively, Apotex, DRL and Pharmascience initiated Statements of Claim under Section 8 of the Patented Medicines (Notice of Compliance) Regulations against Janssen seeking damages in respect of those parties generic Zytiga tablets. Trials against Apotex and DRL are scheduled for June 2023. A trial date for the Pharmascience action has not been set.

Table of Content

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

In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan) which filed an ANDA seeking approval to market a generic version of XARELTO (2.5 mg) before expiration of the ’310 patent. In August 2021, JPI and Bayer filed a motion before the United States Judicial Panel on Multidistrict Litigation (the MDL panel) to transfer this lawsuit to the United States District Court for the District of Delaware for coordinated and consolidated pretrial proceedings. In December 2021, the MDL panel granted the motion. In August 2022, after receiving a second notice letter from Mylan regarding the same ANDA, JPI and Bayer filed a second patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan. In September 2022, Mylan moved to dismiss the second lawsuit. In September 2022, the MDL panel transferred the second lawsuit to the District of Delaware. No trial date has been set for these two lawsuits.

In each of these lawsuits, JPI and Bayer are seeking an order enjoining defendants from marketing their generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent.

In February 2022, Mylan Pharmaceuticals Inc. filed a Petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate the ’310 patent. In August 2022, the Patent Trial and Appeal Board issued a decision instituting IPR.

In September 2022, InvaGen Pharmaceuticals, Inc. filed a Petition for IPR with the USPTO seeking to invalidate the ’310 patent. Also in September 2022, Teva Pharmaceuticals USA, Inc. filed a Petition for IPR with the USPTO seeking to invalidate the ’310 patent.

In September 2022, JPI, Bayer, and Bayer Intellectual Property GmbH (BIP) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against USV Private Limited (USV), who filed an ANDA seeking approval to market generic versions of XARELTO (2.5 mg, 10 mg, 15 mg, and 20 mg) before the expiration of the '310 patent and United States Patent No. 9,539,218 (’218). JPI, Bayer, and BIP are seeking an order enjoining USV from marketing its generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent, and its generic versions of XARELTO (10 mg, 15 mg, and 20 mg) before the expiration of the ’218 patent.

In September 2022, JPI, Bayer AG, and BIP initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mankind Pharma Limited (Mankind), who filed an ANDA seeking approval to market generic versions of XARELTO (10 mg, 15 mg, and 20 mg) before the expiration of the ’218 patent. JPI, Bayer AG, and BIP are seeking an order enjoining Mankind from marketing its generic versions of XARELTO before the expiration of the ’218 patent.

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

Table of Content
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

In November 2020, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience Inc. in response to Pharmascience Inc.’s filing of an ANDS seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of the ’335 patent. A summary trial on the issue of infringement took place in November 2021. In January 2022, the Court issued a decision in favor of Janssen on the issue of infringement. Pharmascience filed an appeal. In March 2022, Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Pharmascience in response to Pharmascience’s filing of an ANDS seeking approval to market a generic version of an additional strength of INVEGA SUSTENNA before the expiration of the ’335 patent. The action has been consolidated with the November 2020 action for trial, which took place in July 2022. In August 2022, the Court issued a decision finding the claims of the’335 patent are not invalid. Pharmascience appealed.

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

INVEGA TRINZA

In September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC (collectively, Mylan). Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA (546 mg) before expiration of United States Patent No. 10,143,693 (’693) relating to INVEGA TRINZA (546 mg). Trial is scheduled to begin in November 2022.

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

ERLEADA

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen) and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of United States Patent No. 9,481,663 (the ’663 patent). In August 2022, Janssen and SKI filed a first amended complaint against Lupin adding U.S. Patent Nos. 9,884,054 (the ’054

Table of Content
patent), 10,052,314 (’314), 10,702,508 (’508) and 10,849,888 (’888) to the suit. Janssen and SKI are seeking an order enjoining Lupin from marketing its generic version of ERLEADA before the expiration of the ’663, ’054, ’314, ’508, and ’888 patents. In August 2022, Janssen and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

In May 2022, Janssen and SKI initiated a patent infringement lawsuit in United States District Court for the District of New Jersey against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA), Inc., and Zydus Lifesciences Limited (collectively, Zydus), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’054, ’314, ’508, and ’888 patents. Janssen and SKI are seeking an order enjoining Zydus from marketing its generic version of ERLEADA before the expiration of the ’663, ’054, ’314, ’508, and ’888 patents.

In May 2022, Janssen, The Regents of the University of California (UC), and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Sandoz Inc. (Sandoz), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663 patent and United States Patent Nos. 8,445,507 (’507), 8,802,689 (’689), 9,338,159 (’159), and 9,987,261 (’261). In August 2022, Janssen, UC, and SKI filed a first amended complaint against Sandoz adding the ’054, ’314, ’508, and ’888 patents to the suit. Janssen, UC, and SKI are seeking an order enjoining Sandoz from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159, ’261, ’054, ’314, ’508, and ’888 patents. In August 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

In May 2022, Janssen, UC, and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Auromedics Pharma LLC (collectively, Eugia), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159 and ’261 patents. Janssen, UC, and SKI are seeking an order enjoining Eugia from marketing its generic version of ERLEADA before the expiration of the ’663,’507, ’689, ’159, and ’261 patents. In September 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

In May 2022, Janssen, UC, and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Hetero Labs Limited Unit V and Hetero USA, Inc. (collectively, Hetero), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507,’054, ’314,’508, and’888 patents. Janssen, UC, and SKI are seeking an order enjoining Hetero from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’054, ’314, ’508, and ’888 patents. In August 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

UPTRAVI

In August 2022, Actelion Pharmaceuticals Ltd, and Janssen Inc. (collectively, Janssen) and Nippon Shinyaku Co. (Nippon Shinyaku) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. in response to Sandoz’s filing of an ANDS seeking approval to market generic versions of UPTRAVI before the expiration of Canadian Patent Nos. 2,731,370 and 2,764,475. In this lawsuit, Janssen and Nippon Shinyaku are seeking an order enjoining Sandoz from marketing its generic version of UPTRAVI before the expiration of the relevant patents. A trial date has not been set.

Other Litigation

In November 2021, Janssen Pharmaceutica N.V. (Janssen) provided to Alkermes Pharma Ireland Limited, Elan Pharma International Limited, and Elan Drug Delivery, Inc. three-months’ notice of termination of a License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems, Elan Pharma International Limited and Janssen, executed in March, 1999. In November 2021, Janssen also provided to Alkermes Pharma Ireland Limited three-months’ notice of termination of a License Agreement between Elan Pharma International Limited and Janssen executed in July 2003. In April 2022, in response to these notices, Alkermes Pharma Ireland Limited (Alkermes) initiated arbitration in the International Institute for Conflict Prevention and Resolution. The parties exchanged opening briefs in July 2022 and responsive briefs in September 2022.

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

In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters that had not been tried or settled. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement is not an admission of liability or wrong-doing. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately half of the all-in settlement is expected to be paid by the end of fiscal year 2022, depending upon the level of participation by the states and their subdivisions. The terms provided a period of time for states to elect to participate in the agreement and,

Table of Content
thereafter, a period for the subdivisions of the participating states to opt-in. Based on expected participation, the Company committed in advance to proceed with the settlement in five of the participating states (New York, Texas, Florida, Nevada, and New Mexico) and with tribal governments. By late February 2022, 45 states, five territories, the District of Columbia, and the vast majority of eligible subdivisions had elected to participate in the settlement, and the Company confirmed that the level of participation was sufficient to proceed with the agreement as to all participants. The agreement was effective in April 2022. Also in April 2022, the Company entered into settlement agreements with the states of Alabama and West Virginia and their participating subdivisions. In September 2022, the Company also reached a settlement agreement with the State of New Hampshire and its participating subdivisions. Consequently, by September 2022, the Company had settled the opioid claims advanced by all states except Washington.

There are approximately 60 cases remaining post-settlement in various state courts. There are approximately 860 remaining federal cases against Johnson & Johnson and JPI coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio. In addition, the Province of British Columbia filed suit against Johnson & Johnson and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against Johnson & Johnson and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. In October 2019, an antitrust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

In November 2019, one of the shareholders who sent a demand filed a derivative complaint against Johnson & Johnson as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that Johnson & Johnson has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted Johnson & Johnson’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed filed a motion for reconsideration. In May 2022, the state court held oral argument on the motion for reconsideration and subsequently denied the motion. The shareholder has appealed the state court’s dismissal order.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss in July 2021. DePuy filed a motion for reconsideration of the District Court’s July 2021 ruling. In November 2021, the District Court granted DePuy’s motion for reconsideration and dismissed the case with prejudice. The District Court’s order was unsealed in December 2021. The relators filed several post-dismissal motions, including a January 2022 omnibus motion for reconsideration, which the District Court

Table of Content
denied. Following the District Court’s order dismissing the case with prejudice, DePuy filed a December 2021 motion seeking the recovery of attorneys’ fees and costs, which the District Court denied except as to costs. The Relators have appealed the District Court’s dismissal of the case to the First Circuit. The briefing on the appeal will be complete by the end of October 2022.

In October 2012, Johnson & Johnson was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by Johnson & Johnson’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against Johnson & Johnson, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, Johnson & Johnson and Ethicon settled the Washington case. In October 2019, Johnson & Johnson and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In April 2020, the Company settled the West Virginia case. In October 2020, the Company settled with the Attorney General of Oregon. In November 2020, the Company settled with the Attorney General of Mississippi. Trial in the Kentucky matter is scheduled for May 2023. The California case started trial in July 2019 and concluded in September 2019. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company’s motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company appealed the penalty judgment. In April 2022, the Court of Appeals reduced the judgment to $302 million, but otherwise denied the appeal. In July 2022, the Supreme Court of California denied the Company’s petition to review the Court of Appeals decision, and the Company recorded a charge to reflect the judgment in the second quarter of 2022. The Company plans to petition for review by the United States Supreme Court.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. Johnson & Johnson and JJCI moved for summary judgment on the grounds that the State’s claim was barred by preemption, which the trial court denied. The Mississippi Supreme Court granted Johnson & Johnson and JJCI’s request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Briefing and oral argument were completed. Thereafter, the Court rejected the interlocutory appeal in April 2021 and remanded the matter to the trial court. In August 2021, JJCI filed a Petition for Writ of Certiorari in the United States Supreme Court as to the Mississippi Supreme Court’s ruling of April 2021. In December 2021 the United States Supreme Court denied the Petition for Writ of Certiorari. After the Mississippi Supreme Court remanded the matter to the trial court, the State moved for a trial setting. JJCI objected to any trial setting as barred by the stay arising from the LTL Bankruptcy Case, referenced above, while the State argued that the stay did not apply. In January 2022, the Court granted the State’s motion for trial setting and directed the parties to consult with the Court administrator to secure a trial date. In February 2022, the trial court set the case for trial to begin in February 2023. However, given the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a temporary stay of discovery until May 2022. The temporary stay expired in May 2022. LTL thereafter moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company moved to dismiss certain of the claims in the Amended Complaint, which was granted. The Company then filed a motion for partial judgment on the pleadings in December 2020, which was denied. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations.

Forty-two states and the District of Columbia have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow

Table of Content
up requests from those states. In March 2022, each of the forty-two states (including Mississippi and New Mexico) agreed to mediation of their claims in the LTL Bankruptcy Case.

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
GENERAL LITIGATION
In March and April 2015, over 30 putative class action complaints were filed by contact lens patients in a number of courts around the United States against Johnson & Johnson Vision Care, Inc. (JJVCI) and other contact lens manufacturers, distributors, and retailers, alleging vertical and horizontal conspiracies to fix the retail prices of contact lenses. The complaints allege that the manufacturers reached agreements with each other and certain distributors and retailers concerning the prices at which some contact lenses could be sold to consumers. The plaintiffs are seeking damages and injunctive relief. All of the class action cases were transferred to the United States District Court for the Middle District of Florida in June 2015. The plaintiffs filed a consolidated class action complaint in November 2015. This case was settled in March 2022. The Court approved the settlement in October 2022.

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

Table of Content
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

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. Janssen filed its Notice of Defense in July 2022. Genmab has moved for early disposition of the arbitration.

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

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers Squibb and Japan Tobacco. In March 2020, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs filed an amended complaint in April 2020. Defendants moved to dismiss the amended complaint. In July 2020, the Court granted in part and denied in part the renewed motion to dismiss. In December 2021, several insurance companies and other payers filed individual “Opt-Out” complaints containing allegations similar to the original complaint. In September 2022, the Court granted in part and denied in part plaintiff’s motion for class certification.

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

Table of Content
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

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against Johnson & Johnson, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial is scheduled for January 2024.

In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (“EBSI”) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims.

Subsequent to the quarter, in October 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Merck Sharp & Dohme Corp. with the American Arbitration Association pursuant to the Parties’ agreements relating to production of drug substance and drug product for Johnson & Johnson’s COVID-19 vaccine. Also in October 2022, Merck filed its answer and counterclaims.

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

Table of Content

NOTE 12— RESTRUCTURING

In the fiscal second quarter of 2018 the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions will include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In the fiscal third quarter of 2022, the Company recorded a net pre-tax charge of $123 million, which is included on the following lines of the Consolidated Statement of Earnings, $82 million in restructuring, $13 million in cost of products sold and $28 million in other (income) expense, net. In the fiscal nine months of 2022, the Company recorded a net pre-tax charge of $323 million, which is included on the following lines of the Consolidated Statement of Earnings, $237 million in restructuring, $46 million in cost of products sold and $40 million in other (income) expense, net. Total project costs of approximately $2.1 billion have been recorded since the restructuring was announced. See the following table for additional details on the restructuring program.

In total, the Company expects the Global Supply Chain actions to generate approximately $0.7 billion to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by the end of 2022. The Company expects to record pre-tax restructuring charges of approximately $2.2 billion to $2.3 billion by the completion of the program in December 2022. These costs are associated with network optimizations, exit costs and accelerated depreciation and amortization.

The following table summarizes the severance related reserves and the associated restructuring expenses through the fiscal third quarter of 2022:

(Dollars in Millions)	Severance	Asset Write-offs/Sales		Other(2)	Total
Reserve balance, January 2, 2022	$112	—		25	137

Current year activity:
Charges	—	(4)		327	323
Cash settlements	(28)	35	(3)	(317)	(310)
Settled non cash	—	(31)		—	(31)

Reserve balance, October 2, 2022(1)	$84	—		35	119
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

Table of Content

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal nine months of 2022, worldwide sales were $71.2 billion, a total increase of 3.3%, including an operational increase of 7.9% as compared to 2021 fiscal nine months sales of $69.0 billion. Currency fluctuations had a negative impact of 4.6% for the fiscal nine months of 2022. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.2%.

Sales by U.S. companies were $36.1 billion in the fiscal nine months of 2022, which represented an increase of 3.1% as compared to the prior year. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $35.2 billion, an increase of 3.5%, including an operational increase of 12.9%, and a negative currency impact of 9.4% as compared to the fiscal nine months sales of 2021. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.2%.

In the fiscal nine months of 2022, sales by companies in Europe achieved growth of 5.8%, which included an operational increase of 18.2% and a negative currency impact of 12.4%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 6.7%, which included an operational increase of 9.6%, and a negative currency impact of 2.9%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 0.4%, including an operational increase of 7.2% offset by a negative currency impact of 7.6%.

Fiscal Nine Months 2022
Sales by Geographic Region
(in billions)

$36.1
$13.0
$4.6
$17.6
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

For the fiscal third quarter of 2022, worldwide sales were $23.8 billion, a total increase of 1.9%, which included operational growth of 8.1% and a negative currency impact of 6.2% as compared to 2021 fiscal third quarter sales of $23.3 billion. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.1%.

Sales by U.S. companies were $12.5 billion in the fiscal third quarter of 2022, which represented an increase of 4.1% as compared to the prior year. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $11.3 billion, a total decrease of 0.3%, which included operational growth of 12.3% offset by a negative currency impact of 12.6%. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.1%.

In the fiscal third quarter of 2022, sales by companies in Europe experienced a decline of 1.1%, which included operational growth of 14.5% offset by a negative currency impact of 15.6%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 4.1%, including operational growth of 9.1% and a negative currency impact of 5.0%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 0.9%, including operational growth of 10.5% offset by a negative currency impact of 11.4%.

Q3 2022 Sales by Geographic Region
(in billions)

$12.5
$4.3
$1.6
$5.5
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health
Consumer Health segment sales in the fiscal nine months of 2022 were $11.2 billion, a decrease of 1.1% as compared to the same period a year ago, including operational growth of 2.6% offset by a negative currency impact of 3.7%. U.S. Consumer Health segment sales decreased by 1.7%. International Consumer Health segment sales decreased by 0.6%, including operational growth of 6.0% offset by a negative currency impact of 6.6%. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.5%.

Major Consumer Health Franchise Sales* — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
OTC(1)	$4,462	$4,183	6.7%	10.3%	(3.6)%
Skin Health/Beauty	3,264	3,457	(5.6)	(2.2)	(3.4)
Oral Care	1,135	1,240	(8.5)	(5.0)	(3.5)
Baby Care	1,105	1,167	(5.4)	(1.5)	(3.9)
Women’s Health	684	684	(0.1)	7.8	(7.9)
Wound Care/Other	537	575	(6.7)	(5.8)	(0.9)
Total Consumer Health Sales	$11,186	$11,307	(1.1)%	2.6%	(3.7)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1)In the first fiscal nine months of 2021, approximately $0.3 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Consumer Health segment sales in the fiscal third quarter of 2022 were $3.8 billion, a decrease of 0.4% as compared to the same period a year ago, including operational growth of 4.7% offset by a negative currency impact of 5.1%. U.S. Consumer Health segment sales increased by 2.1%. International Consumer Health segment sales decreased by 2.3% including operational growth of 6.7% offset by a negative currency impact of 9.0%. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was a negative 0.1%.

Major Consumer Health Franchise Sales* — Fiscal Third Quarter Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
OTC(1)	$1,519	$1,484	2.5%	7.2%	(4.7)%
Skin Health/Beauty	1,126	1,124	0.1	5.0	(4.9)
Oral Care	375	398	(5.8)	(0.7)	(5.1)
Baby Care	375	391	(4.3)	1.6	(5.9)
Women’s Health	225	232	(3.0)	7.9	(10.9)
Wound Care/Other	176	182	(3.9)	(2.5)	(1.4)
Total Consumer Health Sales	$3,795	$3,812	(0.4)%	4.7%	(5.1)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1)In the fiscal third quarter of 2021, approximately $0.1 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

The OTC franchise achieved operational growth of 7.2% as compared to the prior year fiscal third quarter. The growth was driven by price actions and increased Cough/Cold/Flu and pediatric fever incidences as well as category recovery. This was partially offset by U.S. supply constraints.

The Skin Health/Beauty franchise achieved operational growth of 5.0% as compared to the prior year fiscal third quarter. The growth was driven by price actions, market growth and increased demand outside the U.S. for NEUTROGENA and AVEENO due to strong new product introductions.

Table of Content
The Oral Care franchise experienced an operational decline of 0.7% as compared to the prior year fiscal third quarter. The decline was driven by softer consumption in China, category deceleration in the EMEA and Latin America regions, and suspension of personal care products in Russia. This was partially offset by price actions in the U.S.

The Baby Care franchise achieved operational growth of 1.6% as compared to the prior year fiscal third quarter. The growth was driven by price actions, market growth and AVEENO Baby facial cream relaunch in the Asia Pacific region. This was partially offset by competitive pressures in the U.S.

The Women’s Health franchise achieved operational growth of 7.9% as compared to the prior year fiscal third quarter primarily driven by continued strong performance in India, price actions, and lapping prior year supply disruption due to flooding in EMEA.
The Wound Care/Other franchise experienced an operational decline of 2.5% as compared to the prior year fiscal third quarter primarily driven by timing of club sales in Canada, U.S. market declines and lapping prior year strong COVID-19 related demand. This was partially offset by price actions primarily in the U.S.

In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue as the name for the planned New Consumer Health Company), with the intention to create a new, publicly traded company. The Company is targeting completion of the planned separation in 18 to 24 months after the initial announcement.

Table of Content

Pharmaceutical

Pharmaceutical segment sales in the fiscal nine months of 2022 were $39.4 billion, an increase of 5.2% as compared to the same period a year ago, with an operational increase of 10.2% and a negative currency impact of 5.0%. U.S. Pharmaceutical sales increased 3.4% as compared to the same period a year ago. International Pharmaceutical sales increased by 7.3%, including operational growth of 18.5% and a negative currency impact of 11.2%. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
Immunology	$12,817	$12,395	3.4%	7.1%	(3.7)%
REMICADE	1,868	2,426	(23.0)	(21.8)	(1.2)
SIMPONI/ SIMPONI ARIA	1,682	1,717	(2.0)	2.9	(4.9)
STELARA	7,336	6,800	7.9	11.9	(4.0)
TREMFYA	1,916	1,434	33.6	38.5	(4.9)
Other Immunology	14	18	(19.3)	(19.3)	0.0
Infectious Diseases	3,908	3,394	15.2	23.9	(8.7)
COVID-19 VACCINE	1,490	766	*	*	*
EDURANT/rilpivirine	718	764	(6.1)	4.0	(10.1)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	1,450	1,568	(7.5)	(5.2)	(2.3)
Other Infectious Diseases(2)	251	295	(14.8)	(10.6)	(4.2)
Neuroscience	5,156	5,199	(0.8)	3.7	(4.5)
CONCERTA/methylphenidate	476	489	(2.5)	4.4	(6.9)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	3,132	2,994	4.6	8.6	(4.0)
RISPERDAL CONSTA	373	452	(17.4)	(12.4)	(5.0)
Other Neuroscience(2)	1,174	1,265	(7.3)	(2.4)	(4.9)
Oncology	12,056	10,770	11.9	19.0	(7.1)
DARZALEX	5,894	4,378	34.6	41.6	(7.0)
ERLEADA	1,340	907	47.7	54.9	(7.2)
IMBRUVICA	2,918	3,307	(11.8)	(6.1)	(5.7)
ZYTIGA/ abiraterone acetate	1,500	1,749	(14.2)	(4.2)	(10.0)
Other Oncology	403	428	(5.9)	(0.8)	(5.1)
Pulmonary Hypertension	2,547	2,599	(2.0)	1.7	(3.7)
OPSUMIT	1,322	1,371	(3.6)	0.7	(4.3)
UPTRAVI	986	927	6.3	8.0	(1.7)
Other Pulmonary Hypertension	239	301	(20.5)	(13.5)	(7.0)
Cardiovascular / Metabolism / Other	2,916	3,106	(6.1)	(4.5)	(1.6)
XARELTO	1,806	1,794	0.7	0.7	—
INVOKANA/ INVOKAMET	357	443	(19.5)	(16.6)	(2.9)
Other(1,2)	753	869	(13.3)	(9.2)	(4.1)
Total Pharmaceutical Sales	$39,400	$37,463	5.2%	10.2%	(5.0)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(2)In the fiscal nine months of 2021, approximately $0.3 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Table of Content
Pharmaceutical segment sales in the fiscal third quarter of 2022 were $13.2 billion, an increase of 2.6% as compared to the same period a year ago, including an operational increase of 9.0% and a negative currency impact of 6.4%. U.S. Pharmaceutical sales increased 3.0% as compared to the same period a year ago. International Pharmaceutical sales increased by 2.0%, including operational growth of 16.7% and a negative currency impact of 14.7%. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.2%. Adjustments to previous sales reserve estimates were approximately $0.1 billion unfavorable in the fiscal third quarter of 2022 and approximately $0.2 billion favorable in the fiscal third quarter of 2021.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Third Quarter Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
Immunology	$4,287	$4,250	0.9%	5.6%	(4.7)%
REMICADE	558	761	(26.6)	(25.1)	(1.5)
SIMPONI/ SIMPONI ARIA	545	571	(4.6)	1.9	(6.5)
STELARA	2,449	2,378	3.0	8.0	(5.0)
TREMFYA	729	537	35.9	41.9	(6.0)
Other Immunology	5	3	*	*	*
Infectious Diseases	1,295	1,378	(6.0)	3.8	(9.8)
COVID-19 VACCINE	489	502	(2.7)	13.1	(15.8)
EDURANT/rilpivirine	245	259	(5.2)	8.2	(13.4)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	485	517	(6.4)	(3.3)	(3.1)
Other Infectious Diseases(2)	77	99	(22.4)	(17.2)	(5.2)
Neuroscience	1,681	1,680	0.0	5.9	(5.9)
CONCERTA/ methylphenidate	158	157	0.8	10.5	(9.7)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,031	1,004	2.6	7.8	(5.2)
RISPERDAL CONSTA	119	140	(14.9)	(8.6)	(6.3)
Other Neuroscience(2)	374	379	(1.9)	4.3	(6.2)
Oncology	4,064	3,665	10.9	20.0	(9.1)
DARZALEX	2,052	1,580	29.8	38.7	(8.9)
ERLEADA	490	344	42.2	51.2	(9.0)
IMBRUVICA	911	1,066	(14.6)	(7.2)	(7.4)
ZYTIGA/ abiraterone acetate	456	548	(16.7)	(2.6)	(14.1)
Other Oncology	155	126	23.1	30.2	(7.1)
Pulmonary Hypertension	852	868	(1.9)	3.0	(4.9)
OPSUMIT	441	458	(3.9)	1.8	(5.7)
UPTRAVI	333	309	7.7	9.9	(2.2)
Other Pulmonary Hypertension	78	101	(22.1)	(12.9)	(9.2)
Cardiovascular / Metabolism / Other	1,034	1,041	(0.6)	1.4	(2.0)
XARELTO	689	636	8.4	8.4	—
INVOKANA/ INVOKAMET	109	133	(18.4)	(14.1)	(4.3)
Other(1,2)	236	271	(12.8)	(7.3)	(5.5)
Total Pharmaceutical Sales	$13,214	$12,882	2.6%	9.0%	(6.4)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(2)In the fiscal third quarter of 2021, approximately $0.1 billion of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Table of Content
Immunology products achieved operational growth of 5.6% as compared to the same period a year ago driven by market growth and share gains of STELARA (ustekinumab) in Crohn's disease and Ulcerative Colitis partially offset by a net unfavorable adjustment to previous sales reserves. Additionally, strong growth of TREMFYA (guselkumab) was due to market growth and share gains in Psoriasis and Psoriatic Arthritis. This was partially offset by lower sales of REMICADE (infliximab) due to biosimilar competition.

Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.

The latest expiring United States composition of matter patent for STELARA (ustekinumab) will expire in September 2023. STELARA (ustekinumab) U.S. sales in fiscal 2021 were approximately $5.9 billion. The expiration of a product patent or loss of market exclusivity is likely to result in a reduction in sales.

Infectious disease products achieved operational growth of 3.8% as compared to the same period a year ago. Growth was primarily driven by the contribution of the COVID-19 vaccine. This was partially offset by lower sales of PREZISTA and PREZCOBIX/REZOLSTA (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA in certain countries outside the U.S.

Neuroscience products achieved operational sales growth of 5.9% as compared to the same period a year ago. Growth of Paliperidone long-acting injectables INVEGA SUSTENNA/XEPLION (paliperidone palmitate) and INVEGA TRINZA/TREVICTA was due to new patient starts and persistence of treatment as well as the launch of INVEGA HAFYERA.
Oncology products achieved operational sales growth of 20.0% as compared to the same period a year ago. Contributors to the growth were strong sales of DARZALEX (daratumumab) driven by share gains in all regions, continued strong market growth, and uptake of the subcutaneous formulation and the continued global launch uptake of ERLEADA (apalutamide). IMBRUVICA (ibrutinib) sales declined due to competitive pressures.

Pulmonary Hypertension achieved operational sales growth of 3.0% as compared to the same period a year ago. Sales growth was due to demand and share gains from UPTRAVI (selexipag) and OPSUMIT (macitentan) partially offset by COVID-19 related market constraints and unfavorable patient mix in OPSUMIT (macitentan) as well as continued declines in Other Pulmonary Hypertension.

Cardiovascular / Metabolism / Other products achieved operational growth of 1.4% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) was primarily driven by volume growth and share gains. The decline in sales of INVOKANA/INVOKAMET (canagliflozin) were due to continued share erosion.

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

Table of Content

MedTech*

The MedTech segment sales in the fiscal nine months of 2022 were $20.7 billion, an increase of 2.2% as compared to the same period a year ago, with an operational increase of 6.6% and a negative currency impact of 4.4%. U.S. MedTech sales increased 4.9%. International MedTech sales decreased by 0.1%, including an operational increase of 8.2% offset by a negative currency impact of 8.3%. In the fiscal nine months of 2022, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was negative 0.1%.

Major MedTech Franchise Sales — Fiscal Nine Months Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
Surgery	$7,306	$7,299	0.1%	4.6%	(4.5)%
Advanced	3,460	3,430	0.9	5.2	(4.3)
General	3,846	3,869	(0.6)	4.1	(4.7)
Orthopaedics	6,440	6,433	0.1	3.5	(3.4)
Hips	1,129	1,102	2.5	5.7	(3.2)
Knees	1,005	983	2.3	5.6	(3.3)
Trauma	2,161	2,157	0.2	3.6	(3.4)
Spine, Sports & Other	2,144	2,190	(2.1)	1.4	(3.5)
Vision	3,704	3,517	5.3	11.1	(5.8)
Contact Lenses/Other	2,712	2,607	4.0	10.2	(6.2)
Surgical	992	910	9.0	13.6	(4.6)
Interventional Solutions	3,202	2,952	8.5	13.2	(4.7)
Total MedTech Sales	$20,651	$20,201	2.2%	6.6%	(4.4)%
*Previously referred to as Medical Devices

The MedTech segment sales in the fiscal third quarter of 2022 were $6.8 billion, an increase of 2.1% as compared to the same period a year ago, which included operational growth of 8.1% and a negative currency impact of 6.0%. U.S. MedTech sales increased 7.7%. International MedTech sales decreased by 2.9%, including operational growth of 8.5% offset by a negative currency impact of 11.4%. In the fiscal third quarter of 2022, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was negligible.

Major MedTech Franchise Sales — Fiscal Third Quarter Ended

(Dollars in Millions)	October 2, 2022	October 3, 2021	Total Change	Operations Change	Currency Change
Surgery	$2,422	$2,405	0.7%	7.1%	(6.4)%
Advanced	1,158	1,144	1.2	7.5	(6.3)
General	1,264	1,261	0.3	6.7	(6.4)
Orthopaedics	2,095	2,093	0.1	4.7	(4.6)
Hips	352	355	(0.9)	3.5	(4.4)
Knees	317	316	0.4	4.9	(4.5)
Trauma	717	715	0.2	4.8	(4.6)
Spine, Sports & Other	708	706	0.3	5.2	(4.9)
Vision	1,206	1,189	1.4	8.6	(7.2)
Contact Lenses/Other	908	882	3.0	10.8	(7.8)
Surgical	298	308	(3.2)	2.3	(5.5)
Interventional Solutions	1,060	957	10.8	17.7	(6.9)
Total MedTech Sales	$6,782	$6,644	2.1%	8.1%	(6.0)%
*Previously referred to as Medical Devices

Table of Content
The Surgery franchise achieved operational sales growth of 7.1% as compared to the prior year fiscal third quarter. The operational growth in Advanced Surgery was primarily driven by the following: Endocutter market recovery and new products partially offset by competitive pressures in the U.S.; Biosurgery market recovery, market expansion efforts and the success of new products partially offset by strong U.S. market demand in the prior year for infection prevention products; and Energy products driven by new product penetration coupled with competitive supply challenges partially offset by competitive pressures. The operational growth in General Surgery was primarily driven by market recovery and technology penetration.

The Orthopaedics franchise achieved operational sales growth of 4.7% as compared to the prior year fiscal third quarter. The operational growth in hips reflects procedure recovery, continued strength from the portfolio including ACTIS Stem and PINNACLE Dual Mobility, driven by KINCISE and VELYS Hip Navigation and momentum in the U.S. Ambulatory Surgery Center channel. This was partially offset by impacts of volume-based procurement in China and the timing of tenders outside the U.S. The operational growth in knees was primarily driven by procedure recovery, strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This was partially offset by impacts of volume-based procurement in China and timing of tenders outside the U.S. The operational growth in Trauma was driven by market recovery and the uptake of new products. The operational growth in Spine, Sports & Other reflects procedure recovery and the benefit from new products in Spine, Sports, Shoulders and VELYS Digital Solutions. This was partially offset by competitive pressures in Spine.

The Vision franchise achieved operational sales growth of 8.6% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was primarily driven by market recovery, price actions, commercial execution and new products as well as the benefit of stocking in the U.S. related to new product launches. The Surgical operational growth was primarily driven by the success of new products mostly offset by global supply challenges, a high prior year comparison in Refractive lenses and timing of stocking in ASPAC.

The Interventional Solutions franchise achieved operational sales growth of 17.7% as compared to the prior year fiscal third quarter. The double digit growth in all regions was driven by continued market recovery, new product performance and commercial execution.

Table of Content

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2022 was $17.5 billion representing 24.6% of sales as compared to $17.9 billion in the fiscal nine months of 2021, representing 26.0% of sales.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2022 was $5.8 billion representing 24.5% of sales as compared to $3.8 billion in the fiscal third quarter of 2021, representing 16.5% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2022 versus Fiscal Nine months Q3 2021
Cost of products sold increased as a percent to sales driven by:
•Commodity inflation in the MedTech and Consumer Health segments
•Currency in the Pharmaceutical segment
partially offset by
•Favorable segment mix with a higher percentage of sales coming from the Pharmaceutical segment
•Supply chain benefits in the MedTech and Consumer Health segments

The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2022 and 2021 was $3.2 billion and $3.6 billion, respectively.

Q3 2022 versus Q3 2021
Cost of products sold increased as a percent to sales driven by:
•Commodity inflation in the MedTech and Consumer Health segments
•Currency in the Pharmaceutical segment
partially offset by
•Supply chain benefits in the MedTech and Consumer Health segments

The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2022 and 2021 was $1.0 billion and $1.1 billion, respectively.

Table of Content
Selling, Marketing and Administrative Expenses

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2022 versus Fiscal Nine months Q3 2021
Selling, Marketing and Administrative Expenses increased as a percent to sales driven by:
•Increased spending to support product launches in the MedTech segment

Q3 2022 versus Q3 2021
Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Investment prioritization in the Consumer Health segment
•Leveraging of marketing expense spending in the MedTech segment

Research and Development Expense

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal Nine months Q3 2022 versus Fiscal Nine months Q3 2021
Research and Development increased as a percent to sales driven by:
•General portfolio progression in the Pharmaceutical segment
•Increased investment across multiple franchises in the MedTech segment

Q3 2022 versus Q3 2021
Research and Development increased as a percent to sales driven by:
•General portfolio progression in the Pharmaceutical segment
•Increased investment across multiple franchises in the MedTech segment

In-Process Research and Development (IPR&D)

In the fiscal nine months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication became available which led the Company to the decision to terminate the development of bermekimab for AD. In the fiscal third quarter and fiscal nine months of 2021, the Company recorded a partial IPR&D charge of $0.9 billion primarily related to

Table of Content
expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019.

In October 2022, subsequent to the fiscal third quarter, additional information regarding efficacy of the HS indication became available which led the Company to the decision to terminate the development of bermekimab for HS. The Company will record a charge of approximately $0.2 billion in the fiscal fourth quarter related to this impairment. The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Interest (Income) Expense

Interest (income) expense in the first fiscal nine months of 2022 was a net interest income of $137 million as compared to interest expense of $83 million in the same period a year ago primarily due to higher rates of interest earned on cash balances. Interest (income) expense in the fiscal third quarter of 2022 was a net interest income of $99 million as compared to interest expense of $7 million in the same period a year ago primarily due to higher rates of interest earned on cash balances. The balance of cash, cash equivalents and current marketable securities was $34.1 billion at the end of the fiscal third quarter of 2022 as compared to $31.0 billion at the end of the fiscal third quarter of 2021. The Company’s debt position was $32.0 billion as of October 2, 2022 as compared to $33.9 billion the same period a year ago.

Other (Income) Expense, Net*

Fiscal Nine months Q3 2022 versus Fiscal Nine months Q3 2021
Other (income) expense, net for the fiscal nine months of 2022 was unfavorable by $0.2 billion as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	2022	2021	Change
Changes in the fair value of securities	$0.7	(0.3)	1.0
Consumer Health separation costs	0.6	0.0	0.6
Litigation related(1)	0.6	2.1	(1.5)
COVID-19 Vaccine related costs	0.2	0.0	0.2
Acquisition, integration and divestiture related(2)	0.0	(0.5)	0.5
Employee benefit plan related	(0.9)	(0.5)	(0.4)
Other	(0.5)	(0.3)	(0.2)
Total Other (Income) Expense, Net	$0.7	0.5	0.2
(1) Primarily related to pelvic mesh in the fiscal nine months of 2022 and talc and Risperdal Gynecomastia in the fiscal nine months of 2021.
(2) Primarily related to divestiture gains of two pharmaceutical brands outside the U.S. in the fiscal nine months of 2021.

Q3 2022 versus Q3 2021
Other (income) expense, net for the fiscal third quarter of 2022 was favorable by $1.4 billion as compared to the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	2022	2021	Change
Litigation related(1)	$0.2	2.1	(1.9)
Consumer Health separation costs	0.2	0.0	0.2
Changes in the fair value of securities	0.2	(0.1)	0.3
COVID-19 Vaccine related costs	0.2	0.0	0.2
Employee benefit plan related	(0.3)	(0.2)	(0.1)
Other	0.0	0.1	(0.1)
Total Other (Income) Expense, Net	$0.5	1.9	(1.4)
(1) Primarily related to pelvic mesh in the fiscal third quarter of 2022 and talc and Risperdal Gynecomastia in the fiscal third quarter of 2021.
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

Table of Content

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Consumer Health(1)	$2,279	$1,131	$11,186	$11,307	20.4%	10.0%
Pharmaceutical(1)	12,593	13,663	39,400	37,463	32.0	36.5
MedTech	3,742	3,798	20,651	20,201	18.1	18.8
Segment earnings before tax	18,614	18,592	71,237	68,971	26.1	27.0
Less: Expenses not allocated to segments(2)	471	652
Less: Consumer Health separation costs	619	—
Worldwide income before tax	$17,524	$17,940	$71,237	$68,971	24.6%	26.0%
(1) Prior year income before tax has been reclassified as Certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal nine months of 2022 was 20.4% versus 10.0% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal nine months of 2022 as compared to the prior year was primarily driven by the following:
•Lower litigation expense, primarily talc ($0.1 billion in 2022 vs. $1.5 billion in 2021)
•Supply chain benefits in 2022
partially offset by
•Commodity inflation in 2022

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal nine months of 2022 was 32.0% versus 36.5% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2022 as compared to the prior year was primarily driven by the following:
•An IPR&D charge of $0.6 billion in 2022 related to bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS)
•Divestiture gains of $0.6 billion in 2021, primarily related to divestiture gains of two pharmaceutical brands outside the U.S.
•Unfavorable changes in the fair value of securities ($0.7 billion loss in 2022 vs. $0.2 billion gain in 2021)
•COVID-19 Vaccine supply network related costs of $0.7 billion in 2022
•Increased Research & Development investment for general portfolio progression
•Unfavorable currency in Cost of Products Sold
partially offset by
•Litigation related expense of $0.7 billion in 2021, primarily related to Risperdal Gynecomastia
•Lower intangible asset amortization expense ($2.2 billion in 2022 vs. $2.5 billion in 2021)

MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal nine months of 2022 was 18.1% versus 18.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2022 was primarily driven by the following:
•Higher litigation related expense ($0.5 billion in 2022 vs. income of $0.1 billion in 2021)
•Commodity inflation in 2022
•Increased selling, marketing and administrative spending to support product launches
•Increased investment in Research & Development
partially offset by
•Supply chain benefits in 2022

Table of Content
•An IPR&D charge of $0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired    with the Auris Health acquisition in 2019

Income (loss) before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Consumer Health(1)	$809	$(577)	$3,795	$3,812	21.3%	(15.1)%
Pharmaceutical(1)	4,249	4,200	13,214	12,882	32.2	32.6
MedTech	1,124	423	6,782	6,644	16.6	6.4
Segment earnings before tax	6,182	4,046	23,791	23,338	26.0	17.3
Less: Expenses not allocated to segments(2)	111	197
Less: Consumer Health separation costs	249	—
Worldwide income before tax	$5,822	$3,849	$23,791	$23,338	24.5%	16.5%
(1) Prior year income before tax has been reclassified as Certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.

Consumer Health Segment
The Consumer Health segment income (loss) before tax as a percent of sales in the fiscal third quarter of 2022 was 21.3% versus (15.1)% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal third quarter of 2022 as compared to the prior year was primarily driven by the following:
•Lower litigation expense primarily talc
•Supply chain benefits in 2022
partially offset by
•Commodity inflation in 2022

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal third quarter of 2022 was 32.2% versus 32.6% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter as compared to the prior year was primarily driven by the following:
•Unfavorable changes in the fair value of securities ($0.2 billion loss in 2022 vs. $0.1 billion gain in 2021)
•COVID-19 Vaccine supply network related costs of $0.4 billion in 2022
•Unfavorable currency in Cost of Products Sold
•Increased Research & Development investment for general portfolio progression partially offset by
•Litigation related expense of $0.8 billion in 2021, primarily related to Risperdal
MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal third quarter of 2022 was 16.6% versus 6.4% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter was primarily driven by the following:
•An IPR&D charge of $0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019
•Supply chain benefits in 2022
•Leveraging of marketing expense
partially offset by
•Commodity Inflation in 2022
•Increased investment in Research & Development
•Litigation related expense of $0.2 billion in 2022
Restructuring

In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and

Table of Content
solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Company expects these supply chain actions will include expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its network. Discussions regarding specific future actions are ongoing and are subject to all relevant consultation requirements before they are finalized. In total, the Company expects these actions to generate approximately $0.7 to $0.8 billion in annual pre-tax cost savings that will be substantially delivered by the end of 2022. The Company expects to record pre-tax restructuring charges of approximately $2.2 to $2.3 billion by the completion of the program in December 2022. In the first fiscal nine months of 2022, the Company recorded a net pre-tax charge of $323 million, which is included on the following lines of the Consolidated Statement of Earnings, $237 million in restructuring, $46 million in cost of products sold and $40 million in other (income) expense, net. In the first fiscal nine months of 2021, the Company recorded a pre-tax charge of $333 million, which is included on the following lines of the Consolidated Statement of Earnings, $169 million in restructuring, $65 million in cost of products sold and $99 million in other (income) expense, net. In the fiscal third quarter of 2022, the Company recorded a net pre-tax charge of $123 million, which is included on the following lines of the Consolidated Statement of Earnings, $82 million in restructuring, $13 million in cost of products sold and $28 million in other (income) expense, net. In the fiscal third quarter of 2021, the Company recorded a pre-tax charge of $121 million, which is included on the following lines of the Consolidated Statement of Earnings, $60 million in restructuring, $18 million in cost of products sold and $43 million in other (income) expense, net. Restructuring charges of approximately $2.1 billion have been recorded since the restructuring was announced.

See Note 12 to the Consolidated Financial Statements for additional details related to the restructuring.

Provision for Taxes on Income

The worldwide effective income tax rate for the fiscal nine months of 2022 was 17.7% in 2022 and 10.0% in 2021. The Company will continue to incur additional international tax related expenses until the legal separation of the Consumer Health business.

For discussion related to the fiscal nine months of 2022 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $11.4 billion at the end of the fiscal third quarter of 2022 as compared with $14.5 billion at the end of fiscal year 2021. The primary sources and uses of cash that contributed to the $3.1 billion decrease were:

Table of Content

(Dollars In Billions)
$14.5	Q4 2021 Cash and cash equivalents balance
15.8	cash generated from operating activities
(8.0)	net cash used by investing activities
(10.6)	net cash used by financing activities
(0.3)	effect of exchange rate and rounding
$11.4	Q3 2022 Cash and cash equivalents balance

In addition, the Company had $22.7 billion in marketable securities at the end of the fiscal third quarter of 2022 and $17.1 billion at the end of fiscal year 2021.

Cash flow from operations of $15.8 billion was the result of:

(Dollars In Billions)
$14.4	Net Earnings
4.2	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision, net gain on sale of assets/businesses and credit losses and accounts receivable allowances
(3.5)	an increase in accounts receivable and inventories
0.1	an increase in accounts payable and accrued liabilities
4.6	a decrease in other current and non-current assets
(4.0)	a decrease in other current and non-current liabilities
$15.8	Cash Flow from operations

Investing activities use of $8.0 billion of cash was primarily used for:

(Dollars In Billions)
$(2.4)	additions to property, plant and equipment
0.3	proceeds from the disposal of assets/businesses, net
(0.5)	acquisitions, net of cash acquired and other
(4.8)	net purchases of investments
(0.3)	credit support agreements activity, net
$(0.3)	Other and rounding
$(8.0)	Net cash used for investing activities

Financing activities use of $10.6 billion of cash was primarily used for:

(Dollars In Billions)
$(8.7)	dividends to shareholders
(4.7)	repurchase of common stock
0.2	net proceeds from short and long term debt
0.9	proceeds from stock options exercised/employee withholding tax on stock awards, net
1.7	credit support agreements activity, net
0.0	other and rounding
$(10.6)	Net cash used for financing activities

Table of Content
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2022, the Company secured a new 364-day Credit Facility. Total credit available to the Company approximates $10 billion, which expires on September 7, 2023. Interest charged on borrowings under the credit line agreement is based on either Term Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreement are not material.

As of October 2, 2022, the Company's cash, cash equivalents and marketable securities was approximately $34.1 billion and approximately $32.0 billion of notes payable and long-term debt for a net cash position of $2.1 billion as compared to the prior year net debt position of $2.9 billion. Considering recent market conditions and the on-going COVID-19 pandemic, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's approximate $0.5 billion in contractual supply commitments associated with its development of the COVID-19 vaccine, the remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.8 billion and the establishment of the $2.0 billion trust for talc related liabilities (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash. Through September 30, 2022, $2.0 billion has been repurchased under the program.

In the fiscal nine months of 2022, the Company paid approximately $2.1 billion to the U.S. Treasury which included $0.8 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022) and $1.3 billion primarily related to the normal estimated payments for the fiscal nine months of 2022.

During the fiscal third quarter ended October 2, 2022, the Company sold all of its shares in argenx SE for proceeds of $0.6 billion.

Dividends

On July 18, 2022, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on September 6, 2022 to shareholders of record as of August 23, 2022. The Company expects to continue the practice of paying regular quarterly cash dividends.

On October 19, 2022, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on December 6, 2022 to shareholders of record as of November 22, 2022.

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

Table of Content
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
In fiscal 2021 and 2020, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provide the Company with future supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. In the fiscal third quarter of 2022, amounts paid for services to be delivered and contractually obligated to be paid to these contract manufacturing organizations of approximately $0.5 billion are reflected in the prepaid expenses and other and the accrued liabilities accounts in the Company's consolidated balance sheet. Additionally, the Company has entered into certain vaccine development cost sharing arrangements with government related organizations.

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

Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal third quarter and nine months of 2022, including accounts receivable or inventory reserves, was not material. As of both the 2021 fiscal year ending January 2, 2022, and the fiscal third quarter ending October 2, 2022, the business of the Company’s Ukraine subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. As of both the 2021 fiscal year ending January 2, 2022, and the fiscal third quarter ending October 2, 2022, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues.

In early March, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. Additionally, at the end of March, the Company made the decision to suspend supply of personal care products in Russia. The Company continued to supply its other products throughout the third quarter as patients rely on many of the products for healthcare purposes.

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

Table of Content
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

Table of Content

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2022. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 4, 2022 through July 31, 2022				—
August 1, 2022 through August 28, 2022	660,000	172.83		—
August 29, 2022 through October 2, 2022	12,382,285	165.58	12,232,285	—
Total	13,042,285	165.94	12,232,285	18,207,721

(1)     During the fiscal third quarter of 2022, the Company repurchased an aggregate of 13,042,285 shares of Johnson & Johnson Common Stock in open-market transactions, of which 12,232,285 shares were purchased pursuant to the repurchase program that was publicly announced on September 14, 2022, and of which 810,000 shares were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
(2)    As of October 2, 2022, an aggregate of 12,232,285 shares were purchased for a total of $2.0 billion since the inception of the repurchase program announced on September 14, 2022.
(3)     As of October 2, 2022, the maximum number of shares that may yet be purchased under the plan is 18,207,721 based on the closing price of Johnson & Johnson Common Stock on the New York Stock Exchange on September 30, 2022 of $163.36 per share.

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

JOHNSON & JOHNSON (Registrant)

Date: October 27, 2022	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2022	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)