Form 10-K
period 2023-01-01
JOHNSON & JOHNSON
filed 2023-02-16
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $472 billion.
On February 10, 2023, there were 2,604,286,303 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III:
Portions of registrant’s proxy statement for its 2023 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K (this “Report”).

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

PART I
Item 1.BUSINESS
General
    Johnson & Johnson and its subsidiaries (the Company) have approximately 152,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
    The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Company's three business segments: Consumer Health, Pharmaceutical and MedTech (previously referred to as Medical Devices). Within the strategic parameters provided by the Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans and the day-to-day operations of those companies. Each subsidiary within the business segments is, with limited exceptions, managed by residents of the country where located.
Segments of Business
    The Company is organized into three business segments: Consumer Health, Pharmaceutical and MedTech. Additional information required by this item is incorporated herein by reference to the narrative and tabular descriptions of segments and operating results under: “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Report; and Note 17 “Segments of Business and Geographic Areas” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Consumer Health
    The Consumer Health segment includes a broad range of products focused on personal healthcare used in the Skin Health/Beauty, Over-the-Counter medicines, Baby Care, Oral Care, Women’s Health and Wound Care markets. Major brands in Skin Health/Beauty include the AVEENO; CLEAN & CLEAR; DR. CI:LABO; NEUTROGENA and OGX product lines. Over-the-Counter (OTC) medicines include the broad family of TYLENOL acetaminophen products; SUDAFED cold, flu and allergy products; BENADRYL and ZYRTEC allergy products; MOTRIN IB ibuprofen products; NICORETTE smoking cessation products outside the U.S.; ZARBEE’S products, inspired by nature, and the PEPCID line of acid reflux products. Baby Care includes the JOHNSON’S and AVEENO Baby line of products. Oral Care includes the LISTERINE product line. Major brands in Women’s Health outside of North America are STAYFREE and CAREFREE sanitary pads and o.b. tampon brands. Wound Care brands include the BAND-AID Brand Adhesive Bandages and NEOSPORIN First Aid product lines. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue as the name for the planned New Consumer Health Company), with the intention to create a new, publicly traded company by the end of the fiscal year 2023.

Pharmaceutical
The Pharmaceutical segment is focused on the following therapeutic areas: Immunology (e.g., rheumatoid arthritis, psoriatic arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases (e.g., HIV/AIDS), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Oncology (e.g., prostate cancer, hematologic malignancies, lung cancer and bladder cancer), Cardiovascular and Metabolism (e.g., thrombosis, diabetes and macular degeneration) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension). Medicines in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. Key products in the Pharmaceutical segment include: REMICADE (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis and active polyarticular juvenile idiopathic arthritis (pJIA) in people 2 years of age and older; STELARA (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active ulcerative colitis; TREMFYA (guselkumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis; EDURANT (rilpivirine), PREZISTA (darunavir) and PREZCOBIX/REZOLSTA (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV-1) in combination with other antiretroviral products and SYMTUZA (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; CONCERTA (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA/XEPLION (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA/TREVICTA (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA for at least four months; RISPERDAL CONSTA (risperidone long-acting injection), for the treatment of schizophrenia and the maintenance treatment of Bipolar 1 Disorder in adults; ZYTIGA

(abiraterone acetate), a treatment for patients with prostate cancer; ERLEADA (apalutamide), a next-generation androgen receptor inhibitor for the treatment of patients with prostate cancer; IMBRUVICA (ibrutinib), a treatment for certain B-cell malignancies, or blood cancers and chronic graft versus host disease; DARZALEX (daratumumab), a treatment for multiple myeloma; DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), a treatment for multiple myeloma and light chain (AL) Amyloidosis; XARELTO (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE to reduce the risk of major cardiovascular events in patients with coronary artery disease (CAD) and peripheral artery disease (PAD), for the treatment and secondary prevention of thromboembolism in pediatric patients, and for thromboprophylaxis in pediatric patients following the Fontan procedure; INVOKANA (canagliflozin), for the treatment of adults with type 2 diabetes; INVOKAMET/VOKANAMET (canagliflozin/metformin HCl), a combination therapy of fixed doses of canagliflozin and metformin hydrochloride for the treatment of adults with type 2 diabetes; and INVOKAMET XR (canagliflozin/metformin hydrochloride extended-release), a once-daily, fixed-dose combination therapy of canagliflozin and metformin hydrochloride extended-release, for the treatment of adults with type 2 diabetes; OPSUMIT (macitentan) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI (selexipag), the only approved oral and intravenous, selective IP receptor agonist targeting a prostacyclin pathway in PAH. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
MedTech
    The MedTech (previously referred to as Medical Devices) segment includes a broad portfolio of products used in the Interventional Solutions, Orthopaedics, Surgery and Vision categories. Interventional Solutions include Electrophysiology products (Biosense Webster) to treat cardiovascular diseases, Neurovascular care (Cerenovus) that treats hemorrhagic and ischemic stroke and the Heart Recovery portfolio (Abiomed) which includes technologies to treat severe coronary artery disease requiring high-risk PCI or AMI cardiogenic shock. The Orthopaedics portfolio (DePuy Synthes) comprises products in support of Hips, Knees, Trauma, and Spine, Sports & Other. The Surgery portfolios include advanced and general surgery offerings (Ethicon), solutions that focus on Breast Aesthetics (Mentor), and Ear, Nose and Throat (Acclarent) procedures. Johnson & Johnson Vision products include ACUVUE Brand contact lenses and ophthalmic technologies related to cataract and laser refractive surgery. These products are distributed to wholesalers, hospitals and retailers, and used predominantly in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.

Geographic Areas
    Johnson & Johnson and its subsidiaries (the Company) have approximately 152,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The products made and sold in the international business include many of those described above under “– Segments of Business – Consumer Health,” “– Pharmaceutical” and “– MedTech.” However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include those developed in the U.S. and by subsidiaries abroad.
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

Sales of the Company’s largest product, STELARA (ustekinumab), accounted for approximately 10.2% of the Company's total revenues for fiscal 2022. Accordingly, the patents related to this product are believed to be material to the

Company. Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, owns patents specifically related to STELARA. The latest expiring United States composition of matter patent expires in 2023. The latest expiring European composition of matter patent expires in 2024.

Sales of the Company’s second largest product, collectively DARZALEX (daratumumab) and DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), accounted for approximately 8.4% of the Company's total revenues for fiscal 2022. Accordingly, the patents related to this product are believed to be material to the Company. Genmab A/S owns two patent families related to DARZALEX, and Janssen Biotech, Inc. has an exclusive license to those patent families. The two patent families both expire in the United States in 2029. The latest expiring licensed European patent expires in 2032. Janssen Biotech, Inc. owns a separate patent portfolio related to DARZALEX FASPRO.
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
Seasonality
    Worldwide sales do not reflect any significant degree of seasonality; however, spending has typically been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for advertising and research and development activity.
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
Regulation
     The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. The Company is subject to costly and complex U.S. and foreign laws and governmental regulations and any adverse regulatory action may materially adversely affect the Company's financial condition and business operations. In the U.S., the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the U.S. FDA) continues to result in increases in the amounts of testing and documentation required for U.S. FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S. The new medical device regulatory framework and the evolving privacy, data localization, and emerging cyber security laws and regulations around the world are examples of such increased regulation. Five U.S. States (California, Connecticut, Colorado, Utah and Virginia) now have comprehensive privacy laws in place and China introduced broad personal information protection and data security regulations in 2022. With other jurisdictions enacting similar privacy laws, local data protection authorities will force greater accountability on the collection, access and use of personal data in the healthcare industry.
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls regardless of whether it has been required or directed to.
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

The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and Congress on prices, profits, overutilization and the quality and costs of healthcare generally. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers. Various transparency laws and regulations require disclosures of payments and other transfers of value made to physicians and teaching hospitals and, beginning with disclosures in 2022, to certain non-physician practitioners. Federal and foreign laws governing international business practices require strict compliance with anti-bribery standards and certain prohibitions with respect to payments to any foreign government official. Payers and Pharmacy Benefit Managers (PBMs) have become a more potent force in the market place and increased attention is being paid to drug pricing and appropriate drug and medical device utilization.

Our business has been and continues to be affected by federal and state legislation that alters the pricing, coverage, and reimbursement landscape. At the federal level, in August 2022, President Biden signed into law the Inflation Reduction Act (IRA), which includes provisions that effectively authorize the government to establish prices for certain high-spend single-source drugs and biologics reimbursed by the Medicare program, starting in 2026 for Medicare Part D drugs and 2028 for Medicare Part B drugs. It is not yet certain which products the federal government will select and subject to government-established prices, or how the federal government will establish prices for selected products, as the IRA specifies a ceiling price but not a minimum price. One or more of our products could be selected and subject to the government-established price.

The IRA also contains provisions that impose rebates if certain prices increase at a rate that outpaces the rate of inflation, beginning October 1, 2022, for Medicare Part D drugs and January 1, 2023, for Medicare Part B drugs. Separate IRA provisions redesign the Medicare Part D benefit in various ways, including by shifting a greater portion of costs to manufacturers within certain coverage phases and replacing the Part D coverage gap discount program with a new manufacturer discounting program. Failure to comply with IRA provisions may subject manufacturers to various penalties, including civil monetary penalties. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as the federal government has yet to make various IRA implementation decisions.

Additionally, we expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies at the federal and state levels.

There are a number of additional bills pending in Congress and healthcare reform proposals at the state level that would affect drug pricing, including in the Medicare and Medicaid programs. This changing legal landscape has both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of federal and state law, and potential modification or repeal of these laws, will ultimately affect the industry. The IRA and any other federal or state legislative change could affect the pricing and market conditions for our products.
In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the U.S., by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties. Of note is the increased enforcement activity by data protection authorities in various jurisdictions, particularly in the European Union, where significant fines have been levied on companies for data breaches, violations of privacy requirements, and unlawful cross-border data transfers. In the U.S., the Federal Trade Commission has stepped up enforcement of data privacy with several significant settlements and there have been a material increase in class-action lawsuits linked to the collection and use of biometric data.
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

Employees and Human Capital Management

As of January 1, 2023, and January 2, 2022, the number of employees were approximately:

	2022	2021
Employees[1]	155,800	144,300
Full-time equivalent (FTE) positions[2]	152,700	141,700

1“Employee” is defined as an individual working full-time or part-time, excluding fixed term employees, interns and co-op employees. Employee data may not include full population from more recently acquired companies and individuals on long-term disability are excluded. Contingent workers, contractors and subcontractors are also excluded. Abiomed headcount has been included in the above table.
2 FTE represents the total number of full-time equivalent positions and does not reflect the total number of individual employees as some work part-time.

Employees by region (in percentages)
16.6%
34.2%
29.0%
20.2%
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
Culture and Employee Engagement
At the Company, employees are guided by Our Credo which sets forth the Company's responsibilities to patients, consumers, customers, healthcare professionals, employees, communities and shareholders. Employees worldwide must adhere to the Company’s Code of Business Conduct which sets basic requirements and serves as a foundation for the Company policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors in every market where it operates. The Company conducts global surveys that offer its employees the ability to provide feedback and valuable insight to help address potential human resources risks and identify opportunities to improve. In 2022, 92% of global employees across 77 countries participated in Our Credo Survey which was offered in 36 languages.

Growth and Development
To continue to lead in the changing healthcare landscape, it is crucial that the Company continue to attract and retain top talent. The Company believes that its employees must be equipped with the right knowledge and skills and be provided with opportunities to grow and develop in their careers. Accordingly, professional development programs and educational resources are available to all employees. The Company's objective is to foster a learning culture that helps shape each person’s unique career path while creating a robust pipeline of talent to deliver on the Company’s long-term strategies. In furtherance of this objective, the Company deploys a global approach to ensure development is for everyone, regardless of where they are on their career journey. In 2022, 46.2% of employees in Manager and above job categories who had movements (including upward promotions or lateral transfers) took advantage of career opportunities by moving across functions, country or business segment lines (excluding employees in the research and development organizations). The Company's voluntary turnover rate was 9%.
Diversity, Equity, and Inclusion (DEI)
The Company is committed to workplace diversity and to cultivating, fostering, and advancing a culture of equity and inclusion. In 2022, Johnson & Johnson introduced the Company’s evolved enterprise Diversity, Equity and Inclusion strategy, which recognizes how DEI accelerates the Company’s ability to meet the changing needs of the communities the Company serves to deliver Our Purpose to profoundly change the trajectory of health for humanity. The Company’s DEI vision is: Be yourself, change the world. The Company’s DEI Mission is: Make diversity, equity and inclusion how we work everyday. Our evolved enterprise DEI Strategy is aligned to our DEI Vision and Mission and rests on four core pillars:

•Accelerate our global culture of inclusion where every individual belongs
•Build a workforce that reflects the diversity of our communities
•Transform talent and business processes to achieve equitable access and outcomes for all
•Drive innovation and growth with our business to serve diverse markets around the world
The Company’s DEI strategy is guided by internal and external insights, global best practices and continual employee feedback which remind the Company that while diversity changes by location, inclusion is the same everywhere.
Compensation and Benefits
As part of the Company's total rewards philosophy, the Company offers competitive compensation and benefits to attract and retain top talent. The Company is committed to fairness and equitable treatment in its compensation and benefits for employees at all levels. The Company observes legal minimum wage provisions and exceeds them where possible. The Company's total rewards offerings include an array of programs to support its employees' well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off, leave programs, flexible work schedules and employee assistance programs. In recognition of the Company’s commitment to help employees balance their personal and professional responsibilities, the Company extended its paid parental leave benefit globally from 8 to 12 weeks for all eligible employees. In the U.S., the benefit was effective on January 1, 2022, with retroactive coverage for new family additions as of July 1, 2021.
Health, Wellness and Safety
The Company’s investment in employee health, well-being and safety is built on its conviction that advancing health for humanity starts with advancing the health of its employees. With the right awareness, focus, practices and tools, the Company ensures that all its employees around the world, as well as temporary contractors and visitors to the Company's sites, can work safely. The Company has continuously expanded health and well-being programs throughout the Company and across the globe, incorporating new thinking and technologies to keep its offerings best-in-class and to help employees achieve their personal health goals. The programs and practices the Company advances for total health—physical, mental, emotional and financial—ensure employee health protection for emerging health risks. Protecting and supporting our employees as the COVID-19 pandemic has evolved continues to be a top priority and the Company’s approach includes: ensuring the health and safety of our employees in the workplace through robust layers of protection; enhanced cleaning and access to cleaning supplies and personal protective equipment; supporting employees with benefits and well-being tools. The Company continues to address our employees needs through J&J Flex, a hybrid model that empowers the Company’s office-based employees to find the right productivity and balance of in-person and remote work.

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

In addition, the Amended and Restated Certificate of Incorporation, By-Laws, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory Compliance & Sustainability Committee, the Science & Technology Committee and any special committee of the Board of Directors and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/gov.cfm on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on www.jnj.com, www.factsaboutourprescriptionopioids.com, www.factsabouttalc.com and www.LTLManagementInformation.com is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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

For the Company’s Pharmaceutical businesses, loss of patent exclusivity for a product often is followed by a substantial reduction in sales as competitors gain regulatory approval for generic and other competing products and enter the market. Similar competition can be triggered by the loss of exclusivity for a biological product. For the Company’s MedTech businesses, technological innovation, product quality, reputation and customer service are especially important to competitiveness. Development by other companies of new or improved products, processes and technologies could threaten to make the Company’s products or technologies less desirable, less economical or obsolete. The Company’s Consumer Health businesses face intense competition from other branded products and retailers’ private-label brands. If the Company fails to sufficiently differentiate and market its brand name consumer products, this could adversely affect revenues and profitability of those products.

Interruptions and delays in manufacturing operations could adversely affect the Company’s business, sales and reputation.
The Company’s manufacture of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company’s subsidiaries operate 89 manufacturing facilities as well as sourcing from thousands of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, labor shortages, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, political unrest, terrorist attacks and epidemics or pandemics. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.

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

Global health crises, pandemics, epidemics, or other outbreaks could adversely disrupt or impact certain aspects of the Company’s business, results of operations and financial condition.
We are subject to risks associated with global health crises, epidemics, pandemics and other outbreaks (such incident(s), a health crisis or health crises), including the global outbreak of coronavirus and its variants (COVID-19). The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, certain aspects of the Company’s business, results of operations and financial condition, including lower sales and reduced customer demand and usage of certain of our products. The continued spread of COVID-19 or other health crises may cause the Company to modify its business practices, and take further actions as may be required by government authorities or as the Company determines are in the best interests of our patients, customers, employees and business partners. While the Company has robust business continuity plans in place across our global supply chain network to help mitigate the impact of health crises, these efforts may not completely prevent our business from being adversely affected and future impacts remain uncertain.

While the U.S. and other countries have substantially reopened their economies, the extent to which COVID-19, or other health crises, could impact the Company’s future operations will depend on many factors which cannot be predicted with confidence, including the duration of an outbreak and impact of variants. A surge in COVID-19 or other health crises could result in the imposition of new mandates and prolonged restrictive measures implemented in order to control the spread of disease. The global spread of COVID-19 or other health crises could adversely impact the Company’s operations, including, among other things, our manufacturing operations, supply chain, third-party suppliers, sales and marketing, and clinical trial operations. Any of these factors could adversely affect the Company’s business, financial results, and global economic conditions generally.

We also face uncertainties related to our vaccine development programs, including uncertainties related to the risk that our continued development programs may not be successful, commercially viable or receive approval from regulatory authorities; risks associated with clinical trial and real-world data, including further analyses of its efficacy, safety and durability; the risk that continued evolution and mutation of disease and the duration of a particular outbreak may impede our ability to conduct trials within a specified time frame; the risk that data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by national immunization technical advisory groups (NITAGs) and regulatory authorities; disruptions in the relationships between us, our third-party suppliers, external manufacturers, and other third parties with whom we engage; the risk that other companies may produce superior or competitive products; the risk that demand for any products we may develop may no longer exist; risks related to the availability of raw materials to manufacture any such products; the risk that we may not be able to recoup costs associated with our R&D and manufacturing efforts and risks associated with any changes in the way we approach or provide additional research funding for potential drug development; the risk that we may not be able to create or scale up manufacturing capacity on a timely basis, that we may continue to experience manufacturing delays once a manufacturing site is activated, or have access to logistics or supply channels commensurate with global demand for any potential approved vaccine or product candidate, which would negatively impact our ability to supply the estimated numbers of doses of our vaccine within the projected time periods indicated, and other challenges and risks associated with the pace of our vaccine development program; and pricing and access challenges for such products, including in the U.S.

Risks Related to Government Regulation and Legal Proceedings

Global sales in the Company’s Pharmaceutical and MedTech segments may be negatively impacted by healthcare reforms and increasing pricing pressures.

Sales of the Company’s Pharmaceutical and MedTech products are significantly affected by reimbursements by third-party payers such as government healthcare programs, private insurance plans and managed care organizations. As part of various efforts to contain healthcare costs, these payers are putting downward pressure on prices at which products will be reimbursed. In the U.S., increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, in part due to continued consolidation among healthcare providers, could result in further pricing pressures. In addition, recent legislation and ongoing political scrutiny or pricing, coverage and reimbursement could result in additional pricing pressures. Specifically, the Inflation Reduction Act of 2022 (IRA) may subject certain products to government-established pricing, potentially impose rebates, and subject manufacturers who fail to adhere to the government's interpretations of the law to penalties. Outside the U.S., numerous major markets, including the EU, United Kingdom, Japan and China, have pervasive government involvement in funding healthcare and, in that regard, directly or indirectly impose price controls, limit access to, or reimbursement for, the Company’s products, or reduce the value of its intellectual property protection.

The Company is subject to significant legal proceedings that can result in significant expenses, fines and reputational damage.
In the ordinary course of business, Johnson & Johnson and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as product liability, patent disputes and claims that their product sales, marketing and pricing practices violate various antitrust, unfair trade practices and/or consumer protection laws. The Company’s more significant legal proceedings are described in Note 19, “Legal Proceedings” under Notes to the Consolidated Financial Statements included in Item 8 of this Report. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include thousands of plaintiffs, may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, the Company is a defendant in numerous lawsuits arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder, and the Company’s sale, manufacturing and marketing of opioids. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of accruals, including matters where the Company could be held jointly and severally liable among other defendants. The resolution of, or increase in accruals for, one or more of these matters in any reporting period could have a material adverse effect on the Company’s results of operations and cash flows for that period. The Company does not purchase third-party product liability insurance; however, the Company utilizes a wholly owned captive insurance company subject to certain limits.

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
Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development, such as the recent adoption by the EU, enactment by South Korea and the anticipated enactment by additional countries of a global minimum tax, could negatively impact the Company’s effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.

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
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving healthcare needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2022 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.

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

Foreign Currency Exchange: In fiscal 2022, approximately 49% of the Company’s sales occurred outside of the U.S., with approximately 25% in Europe, 6% in the Western Hemisphere, excluding the U.S., and 18% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.

Inflation and Currency Devaluation Risks: The Company faces challenges in maintaining profitability of operations in economies experiencing high inflation rates. Specifically, the Company has accounted for operations in Argentina, Turkey and Venezuela as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. While the Company strives to maintain profit margins in these areas through cost reduction programs, productivity improvements and periodic price increases, it might experience operating losses as a result of continued inflation. In addition, the impact of currency devaluations in countries experiencing high inflation rates or significant currency exchange fluctuations could negatively impact the Company’s operating results.

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

The Russia-Ukraine War, and actions taken in response to the Russia-Ukraine War, could adversely affect our business, results of operations or financial condition.

In February 2022, Russia launched a military invasion of Ukraine. The ongoing Russia-Ukraine War has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries and economic and political organizations around the world. We have been monitoring the geopolitical situation in Russia since the start of the Russia-Ukraine War and have suspended additional investment, enrollment of clinical trials, and supply of our personal care products in Russia. We continue to monitor the need for humanitarian relief in the region and continue to supply our medicines, medical devices and equipment in the region in compliance with the applicable sanctions. We will continue to monitor the geopolitical situation in Russia and to evaluate our activities and future operations in Russia.

Actions taken in response to the Russia-Ukraine War include the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific areas of Ukraine. Additional sanctions or other measures may be imposed by the global community, including but not limited to limitations on our ability to file, prosecute and maintain patents, trademarks and other intellectual property rights. Furthermore, the Russian government has already taken action allowing Russian companies and individuals to exploit inventions owned by patent holders from the United States and many other countries without consent or compensation and we may not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products in and into Russia.

We have experienced, and expect to continue to experience, other risks related to the broad economic consequences of the Russia-Ukraine War, including foreign currency volatility, decreased demand for our products in countries affected by the Russia-Ukraine War and challenges to our global supply chain related to increased costs of materials and other inputs for our products and suppliers operating in Russia and Ukraine. We also continue to monitor the various sanctions and export controls imposed in response to the Russia-Ukraine War.

The full impact of the Russia-Ukraine War, and actions taken in response to the ongoing conflict, on the global economy and geopolitical relations, in general, and on our business in particular, remain uncertain. Any or all of the foregoing risks could have an adverse effect on our business, results of operations or financial condition, particularly as the conflict continues for an indefinite period of time. Given that developments concerning the Russia-Ukraine War are ongoing and have been constantly evolving, additional impacts and risks may arise that are not presently known to us. The Russia-Ukraine War may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Related to the Planned Separation of our Consumer Health Business

The planned separation of the Company’s Consumer Health business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the expected results.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business, with the intention to create a standalone publicly traded company, which was subsequently named Kenvue, Inc. ("Kenvue"). The planned separation is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. The Company is targeting completion of the planned separation in 2023. Completion of the planned separation will be subject to the satisfaction of certain conditions, including, among others, consultations with works councils and other employee representative bodies, as required, final approval by the Company’s Board of Directors, the continuing effectiveness and validity of the Company's private letter ruling from the Internal Revenue Service (“IRS”) and receipt of favorable opinions of the Company's U.S. tax advisors with respect to the tax-free nature of the transaction, and the receipt of other regulatory approvals. There can be no assurance regarding the ultimate timing of the planned separation or that such separation will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the planned separation, including but not limited to disruptions in general or financial market conditions or potential problems or delays in obtaining various regulatory and tax approvals or clearances.

The costs to complete the planned separation will be significant. In addition, the Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the planned separation of the Company’s Consumer Health business.
The Company has incurred, and is expected to incur, significant expenses in connection with the planned separation. In addition, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the planned separation. The anticipated benefits of the planned separation are based on a number of assumptions, some of which may prove incorrect.

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
The Company has received a private letter ruling from the IRS as to the tax-free nature of the planned separation under the U.S. Internal Revenue Code of 1986, as amended. The planned separation is conditioned on, among other things, the continuing effectiveness and validity of the Company's private letter ruling from the IRS and receipt of favorable opinions of the Company's U.S. tax advisors. The private letter ruling and opinions will be based on, among other things, various facts, assumptions, representations and undertakings from the Company and Kenvue regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and its shareholders may not be able to rely on the ruling or the opinions of tax advisors. Notwithstanding the private letter ruling and opinions of tax advisors, if subsequent to the planned separation the IRS determines that certain steps of the transaction do not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to the Company and its shareholders could be substantial. The planned separation may also not qualify for tax-free treatment in other countries around the world, and as a result may trigger substantial tax liability to the Company.

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

As a result of the Russia-Ukraine War, there has been, and we expect there will continue to be, an increased risk of information security or cybersecurity incidents, including cyberattacks perpetrated by Russia or others at its direction. Although we have taken steps to enhance our protections against these attacks, we may not be able to address the threat of information security or cybersecurity incidents proactively or implement adequate preventative measures and we may not be able to detect and address any such disruption or security breach promptly, or at all, which could adversely affect our business, results of operations or financial condition. Moreover, we are aware of incidents in which our third-party partners have been the target of information security or cybersecurity incidents as a result of the Russia-Ukraine War. Although, to date, our IT Systems have not been compromised by these incidents, it is possible that future information security or cybersecurity incidents involving our customers, manufacturers, suppliers or other third-party partners could successfully compromise our IT Systems, which could adversely affect our business, results of operations or financial condition.

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

Item 1B.UNRESOLVED STAFF COMMENTS
    Not applicable.

Item 2.PROPERTIES
    The Company's subsidiaries operate 89 manufacturing facilities occupying approximately 14.9 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Consumer Health	4,562
Pharmaceutical	5,456
MedTech	4,930
Worldwide Total	14,948
    Within the U.S., four facilities are used by the Consumer Health segment, five by the Pharmaceutical segment and 19 by the MedTech segment. Outside of the U.S., 23 facilities are used by the Consumer Health segment, 13 by the Pharmaceutical segment and 25 by the MedTech segment.
    The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	28	4,169
Europe	27	6,016
Western Hemisphere, excluding U.S.	9	1,733
Africa, Asia and Pacific	25	3,030
Worldwide Total	89	14,948

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

Name	Age	Position
Vanessa Broadhurst	54	Member, Executive Committee; Executive Vice President, Global Corporate Affairs(a)
Joaquin Duato	60	Chairman of the Board; Chief Executive Officer(b)
Peter M. Fasolo, Ph.D.	60	Member, Executive Committee; Executive Vice President, Chief Human Resources Officer(c)
Elizabeth Forminard	52	Member, Executive Committee; Executive Vice President, General Counsel(d)
William N. Hait, M.D., Ph. D.	73	Member, Executive Committee; Executive Vice President, Chief External Innovation and Medical Safety Officer; Interim Head Janssen R&D(e)
Ashley McEvoy	52	Member, Executive Committee; Executive Vice President, Worldwide Chairman, MedTech(f)
Thibaut Mongon	53	Member, Executive Committee, Executive Vice President, Worldwide Chairman, Consumer Health(g)
James Swanson	57	Member, Executive Committee; Executive Vice President, Chief Information Officer(h)
Jennifer L. Taubert	59	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Pharmaceuticals(i)
Kathryn E. Wengel	57	Member, Executive Committee; Executive Vice President, Chief Technical Operations & Risk Officer(j)
Joseph J. Wolk	56	Member, Executive Committee; Executive Vice President, Chief Financial Officer(k)
(a)Ms. V. Broadhurst joined the Company in 2005 as Worldwide Vice President, Anemia & Oncology Supportive Care. She then went on to become Vice President of the Cardiovascular & Institutional Franchise in 2008, and President of Janssen Therapeutics in 2011 before becoming U.S. President, Internal Medicine in 2012. From 2013 to 2017, she held General Manager roles at Amgen in Inflammation & Cardiovascular, and Cardiovascular & Bone. In 2017, Ms. Broadhurst rejoined Johnson & Johnson as U.S. President, Cardiovascular & Metabolism and a member of the Janssen Americas Leadership Team. In this role she also provided operational oversight of the full portfolio of Janssen medicines in Puerto Rico and Canada. In 2018, she was appointed Company Group Chairman, Global Commercial Strategy Organization. In 2022, Ms. Broadhurst was named Executive Vice President, Global Corporate Affairs and a member of the Executive Committee, leading the Company's global marketing, communication, Global Public Health and philanthropy functions.
(b)Mr. J. Duato became Chairman of the Board of Directors in January 2023 subsequent to his appointment as Chief Executive Officer and a Director in January 2022. He joined the Company in 1989 with Janssen-Farmaceutica S.A. (Spain), a subsidiary of the Company, and held executive positions of increasing responsibility in all business sectors and across multiple geographies and functions. In 2009, he was named Company Group Chairman, Pharmaceuticals, and in 2011, he was named Worldwide Chairman, Pharmaceuticals. In 2016, Mr. Duato became a member of the Executive Committee and was named Executive Vice President, Worldwide Chairman, Pharmaceuticals. In July 2018, Mr. Duato was promoted to Vice Chairman of the Executive Committee, where he provided strategic direction for the Pharmaceutical and Consumer Health sectors and oversaw both the Global Supply Chain, Information Technology and Health & Wellness teams. As a dual citizen of Spain and the United States, Mr. Duato's international perspective and global lens gives him a deep appreciation of diverse thoughts and opinions.

(c)Dr. P. M. Fasolo joined the Company in 2004 as Worldwide Vice President, Human Resources in the MedTech segment, and subsequently served as the Company’s Chief Talent Officer. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer. Dr. Fasolo returned to the Company in 2010 as the Vice President, Global Human Resources, and in 2011, he became a member of the Executive Committee. In April 2016, he was named Executive Vice President, Chief Human Resources Officer. Dr. Fasolo has responsibility for global talent, recruiting, diversity, compensation, benefits, employee relations and all aspects of the human resources agenda for the Company. He also serves on the Boards of the Human Resources Policy Association, Tufts University and Save the Children and was named a Fellow of the National Academy of Human Resources in 2017.
(d)Ms. Elizabeth Forminard joined the Company in 2006 as Vice President, Law, Consumer Healthcare Global Business Unit and continued to serve in roles of increasing responsibility. In 2012, she was promoted to General Counsel, Medical Devices & Diagnostics and became General Counsel, Consumer Group & Supply Chain in 2013. She was appointed Worldwide Vice President, Corporate Governance in 2016. From 2019 to 2022, she served as General Counsel, Pharmaceuticals. In October 2022, she was named Executive Vice President, General Counsel and became a member of the Executive Committee. Ms. Forminard has worldwide responsibility for the legal and privacy functions, and leads the development and execution of the Company's environment, social and governance strategy.
(e)Dr. W. Hait joined the Company in 2007 as Senior Vice President, Worldwide Head of Oncology Research. He then served as the first Global Therapeutic Area Head for Oncology from 2009 to 2011, and then as Global Head, Janssen Research & Development from 2011 through 2018. From 2018 to 2022, he was Global Head, Johnson & Johnson Global External Innovation. In 2022, he became Executive Vice President, Chief External Innovation, Medical Safety and Global Public Health Officer, and a member of the Executive Committee. He is responsible for leading external sourcing and creation of transformational innovation to help Johnson & Johnson achieve its mission to improve human health utilizing the Company’s excellence in pharmaceuticals, medical devices and consumer products. He also has oversight over Global Public Health and the Office of the Chief Medical Officer. As Interim Head of Janssen R&D, Dr. Hait's mission is to focus the best research and development teams in the world at the intersection of unmet medical need and breakthroughs in science and technology to make medicines with benefit for patients worldwide.
(f)Ms. A. McEvoy joined the Company in 1996 as Assistant Brand Manager of McNeil Consumer Health, a subsidiary of the Company, advancing through positions of increasing responsibilities until she was appointed Company Group Chairman, Vision Care in 2012, followed by Company Group Chairman, Consumer Medical Devices in 2014. In July 2018, Ms. McEvoy was promoted to Executive Vice President, Worldwide Chairman, MedTech, and became a member of the Executive Committee. Ms. McEvoy has responsibility for the surgery, orthopaedics, interventional solutions and eye health businesses across Ethicon, DePuy Synthes, Biosense Webster, Abiomed, and Johnson & Johnson Vision.
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
(h)Mr. J. Swanson rejoined the Company in 2019 as Chief Information Officer of Johnson & Johnson from Bayer Crop Science, where he served as a member of the Executive Leadership Team and as CIO and Head of Digital Transformation. From 1996 to 2005, Mr. Swanson held positions of increasing responsibility at the Company, including Project Manager, Director IT, Sr. Director IT and Vice President, Chief Information Officer. Mr. Swanson is responsible for enhancing Johnson & Johnson’s business impact and shaping its direction through the strategic use of technology. Mr. Swanson, Executive Vice President, Enterprise Chief Information Officer, joined the Executive Committee effective January 3, 2022.
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
(j)Ms. K. E. Wengel joined the Company in 1988 as Project Engineer and Engineering Supervisor at Janssen, a subsidiary of the Company. During her tenure with the Company, she has held a variety of strategic leadership and executive positions, including in roles within operations, quality, engineering, new products, information technology, and other technical and business functions. In 2018, she was named Executive Vice President, Chief Global Supply

Chain Officer, and became a member of the Executive Committee. In January 2023, she was appointed Executive Vice President, Chief Technical Operations & Risk Officer. Ms. Wengel has enterprise-wide responsibilities for key technical operations functions, including Procurement, Engineering & Property Services, Sustainability and cross-sector Supply Chain teams focused on standards, services, strategic programs and data science, and serves as Chair of the Company’s Supply Chain Management Committee. She also oversees critical risk functions, including Quality & Compliance, Health Care Compliance, Environmental Health & Safety, Global Security and Global Brand Protection.
(k)Mr. J. J. Wolk joined the Company in 1998 as Finance Manager, Business Development for Ortho-McNeil, a subsidiary of the Company, and through the years held a variety of senior leadership roles in several segments and functions across the Company's subsidiaries, in Pharmaceuticals, Medical Devices and Supply Chain. From 2014 to 2016, he served as Vice President, Finance and Chief Financial Officer of the Janssen Pharmaceutical Companies of Johnson & Johnson. In 2016, Mr. Wolk became the Vice President, Investor Relations. In July 2018, he was appointed Executive Vice President, Chief Financial Officer and became a member of the Executive Committee. Mr. Wolk plays a strategic role in the overall management of the Company, and leads the development and execution of the Company's global long-term financial strategy.

PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
    As of February 10, 2023, there were 124,211 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 16 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”
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
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2022. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
October 3, 2022 through October 30, 2022	3,921,949	$165.29	3,179,491	-
October 31, 2022 through November 27, 2022	1,444,006	173.26	-	-
November 28, 2022 through January 1, 2023	2,379,100	178.18	-	-
Total	7,745,055		3,179,491	13,876,567
(1)     During the fiscal fourth quarter of 2022, the Company repurchased an aggregate of 7,745,055 shares of Johnson & Johnson Common Stock in open-market transactions, of which 3,179,491 shares were purchased pursuant to the repurchase program that was publicly announced on September 14, 2022, and of which 4,565,564 shares were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
(2)    As of January 1, 2023, an aggregate of 15,411,776 shares were purchased for a total of $2.5 billion since the inception of the repurchase program announced on September 14, 2022.
(3)     As of January 1, 2023, the maximum number of shares that may yet be purchased under the plan is 13,876,567 based on the closing price of Johnson & Johnson Common Stock on the New York Stock Exchange on December 30, 2022 of $176.65 per share.

Item 6. Reserved

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Organization and Business Segments
Description of the Company and Business Segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 152,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into three business segments: Consumer Health, Pharmaceutical and MedTech. The Consumer Health segment includes a broad range of products used in the Baby Care, Oral Care, Skin Health/Beauty, Over-the-Counter pharmaceutical, Women’s Health and Wound Care markets. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on the following therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Interventional Solutions (cardiovascular and neurovascular) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Consumer Health, Pharmaceutical and MedTech business segments.
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
The Company is broadly based in human healthcare, and is committed to creating value by developing accessible, high quality, innovative products and services. New products introduced within the past five years accounted for approximately 25% of 2022 sales. In 2022, $14.6 billion was invested in research and development reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly change the trajectory of health for humanity.
A critical driver of the Company’s success is the diversity of its 152,700 employees worldwide. Employees are empowered and inspired to lead with Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company’s purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Results of Operations
Analysis of Consolidated Sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2021 and 2020 see the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In 2022, worldwide sales increased 1.3% to $94.9 billion as compared to an increase of 13.6% in 2021. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2022	2021
Volume	6.9%	12.9%
Price	(0.8)	(0.7)
Currency	(4.8)	1.4
Total	1.3%	13.6%

The net impact of acquisitions and divestitures on the worldwide sales growth was a negative impact of 0.1% in 2022 and a negative impact of 0.6% in 2021.
Sales by U.S. companies were $48.6 billion in 2022 and $47.2 billion in 2021. This represents increases of 3.0% in 2022 and 9.3% in 2021. Sales by international companies were $46.4 billion in 2022 and $46.6 billion in 2021. This represents a decrease of 0.6% in 2022 and an increase of 18.2% in 2021.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 4.4%, 4.0% and 4.9%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 3.5%, 5.0% and 2.2%, respectively.
In 2022, sales by companies in Europe experienced a decline of 0.6% as compared to the prior year, which included operational growth of 11.0% and a negative currency impact of 11.6%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 6.5% as compared to the prior year, which included operational growth of 10.2%, and a negative currency impact of 3.7%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 2.8% as compared to the prior year, including operational growth of 6.2% and a negative currency impact of 9.0%.
In 2022, the Company utilized three wholesalers distributing products for all three segments that represented approximately 16.5%, 13.0% and 12.0% of the total consolidated revenues. In 2021, the Company had three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues.

2022 Sales by Geographic Region (in billions)

$48.6
$16.8
$6.1
$23.4
Europe
Asia-Pacific, Africa
Western Hemisphere (ex. U.S.)
U.S.

Note: values may have been rounded

Analysis of Sales by Business Segments
Consumer Health Segment
Consumer Health segment sales in 2022 were $15.0 billion, a decrease of 0.5% from 2021, which included 3.6% operational growth and a negative currency impact of 4.1%. U.S. Consumer Health segment sales were $6.6 billion, an increase of 1.3%. International sales were $8.4 billion, a decrease of 1.9%, which included 5.3% operational growth and a negative currency impact of 7.2%. In 2022, acquisitions and divestitures had a net negative impact of 0.3% on the operational sales growth of the worldwide Consumer Health segment.
Major Consumer Health Franchise Sales*:

			Total	Operations	Currency
(Dollars in Millions)	2022	2021	Change	Change	Change
OTC(1)	$6,031	5,627	7.2%	11.2%	(4.0)%
Skin Health/Beauty	4,352	4,541	(4.2)	(0.4)	(3.8)
Oral Care	1,505	1,645	(8.5)	(4.7)	(3.8)
Baby Care	1,461	1,566	(6.7)	(2.4)	(4.3)
Women’s Health	904	917	(1.5)	7.0	(8.5)
Wound Care/Other	700	739	(5.3)	(3.8)	(1.5)
Total Consumer Health Sales	$14,953	15,035	(0.5)%	3.6%	(4.1)%

*Certain prior year amounts have been reclassified to conform to current year presentation
(1)Fiscal 2021 reflects approximately $0.4 billion of certain international OTC products, primarily in China, which were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

The OTC franchise sales of $6.0 billion increased 7.2% as compared to the prior year. Operational growth was primarily attributable to increased Cough/Cold/Flu, adult and pediatric incidences, price actions primarily in the U.S. and increased consumption in China due to easing of COVID-19 restrictions. Growth was partially offset by supply constraints.
The Skin Health/Beauty franchise sales of $4.4 billion declined 4.2% as compared to the prior year. The operational decline was driven by supply constraints in the U.S. partially offset by price actions and strong new product performance in the Asia Pacific and Latin America region.
The Oral Care franchise sales of $1.5 billion declined 8.5% as compared to the prior year. The operational decline was due to portfolio simplification in the U.S., competitive pressures in EMEA and China, category decline and pricing pressures in EMEA, as well as suspension of personal care sales in Russia and negative COVID-19 impacts in China.
The Baby Care franchise sales of $1.5 billion declined 6.7% as compared to the prior year. The operational decline was driven by category deceleration and competitive pressures in the U.S., suspension of personal care sales in Russia and weakness in India.
The Women’s Health franchise sales of $0.9 billion declined 1.5% as compared to the prior year. Operational growth driven by lapping prior year supply constraints in EMEA, strength in India, and price actions in LATAM was partially offset by suspension of personal care sales in Russia and negative currency impacts.
The Wound Care/Other franchise sales of $0.7 billion declined 5.3% as compared to the prior year. The operational decline was driven by lapping strong prior year consumption, competitive pressure in the U.S., and decreased consumption in China.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue as the name for the planned New Consumer Health Company), with the intention to create a new, publicly traded company by the end of the fiscal year 2023.

Pharmaceutical Segment
Pharmaceutical segment sales in 2022 were $52.6 billion, an increase of 1.7% from 2021, which included operational growth of 6.7% and a negative currency impact of 5.0%. U.S. sales were $28.6 billion, an increase of 2.3%. International sales were $24.0 billion, an increase of 1.0%, which included 11.9% operational growth and a negative currency impact of 10.9%. In 2022, acquisitions and divestitures had a net negative impact of 0.1% on the operational sales growth of the worldwide Pharmaceutical segment. Adjustments to previous sales reserve estimates were approximately $0.1 billion and $0.7 billion in fiscal years 2022 and 2021, respectively.

Major Pharmaceutical Therapeutic Area Sales*:

			Total	Operations	Currency
(Dollars in Millions)	2022	2021	Change	Change	Change
Total Immunology	$16,935	16,750	1.1%	4.8%	(3.7)%
REMICADE	2,343	3,190	(26.6)	(25.3)	(1.3)
SIMPONI/SIMPONI ARIA	2,184	2,276	(4.0)	1.0	(5.0)
STELARA	9,723	9,134	6.5	10.4	(3.9)
TREMFYA	2,668	2,127	25.4	30.1	(4.7)
Other Immunology	17	24	(28.2)	(28.2)	0.0
Total Infectious Diseases	5,449	5,825	(6.5)	0.8	(7.3)
COVID-19 VACCINE	2,179	2,385	(8.6)	2.0	(10.6)
EDURANT/rilpivirine	1,008	994	1.5	11.8	(10.3)
PREZISTA/ PREZCOBIX/REZOLSTA/ SYMTUZA	1,943	2,083	(6.7)	(4.4)	(2.3)
Other Infectious Diseases(2)	318	363	(12.3)	(7.2)	(5.1)
Total Neuroscience	6,893	6,988	(1.4)	3.4	(4.8)
CONCERTA/methylphenidate	644	667	(3.5)	4.1	(7.6)
INVEGA SUSTENNA/XEPLION/ INVEGA TRINZA/TREVICTA	4,140	4,022	3.0	6.9	(3.9)
RISPERDAL CONSTA	485	592	(18.1)	(13.0)	(5.1)
Other Neuroscience(2)	1,623	1,706	(4.9)	0.4	(5.3)
Total Oncology	15,983	14,548	9.9	16.9	(7.0)
DARZALEX	7,977	6,023	32.4	39.5	(7.1)
ERLEADA	1,881	1,291	45.7	53.0	(7.3)
IMBRUVICA	3,784	4,369	(13.4)	(7.6)	(5.8)
ZYTIGA /abiraterone acetate	1,770	2,297	(22.9)	(13.6)	(9.3)
Other Oncology	571	568	0.6	6.0	(5.4)
Total Pulmonary Hypertension	3,417	3,450	(1.0)	3.0	(4.0)
OPSUMIT	1,783	1,819	(2.0)	2.6	(4.6)
UPTRAVI	1,322	1,237	6.9	8.6	(1.7)
Other Pulmonary Hypertension	313	395	(20.8)	(13.1)	(7.7)
Total Cardiovascular / Metabolism / Other	3,887	4,119	(5.6)	(4.0)	(1.6)
XARELTO	2,473	2,438	1.4	1.4	—
INVOKANA/ INVOKAMET	448	563	(20.4)	(17.2)	(3.2)
Other(1,2)	966	1,119	(13.6)	(9.3)	(4.3)
Total Pharmaceutical Sales	$52,563	51,680	1.7%	6.7%	(5.0)%
*Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(2) Fiscal 2021 reflects approximately $0.4 billion of certain international OTC products, primarily in China, which were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

Immunology products achieved sales of $16.9 billion in 2022, representing an increase of 1.1% as compared to the prior year. Operational growth was driven by strong uptake of STELARA (ustekinumab) in Crohn's disease and Ulcerative Colitis and strength of TREMFYA (guselkumab) in Psoriasis and uptake in Psoriatic Arthritis. This was partially offset by lower sales of REMICADE (infliximab) due to biosimilar competition.
Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.
The latest expiring United States patent for STELARA (ustekinumab) will expire in September 2023. STELARA (ustekinumab) U.S. sales in fiscal 2022 were approximately $6.4 billion and the expiration of this product patent or loss of market exclusivity will result in a reduction in sales.
Infectious disease products sales were $5.4 billion in 2022, representing a decline of 6.5% as compared to the prior year. Operational growth was driven by the COVID-19 vaccine outside the U.S partially offset by lower sales of PREZISTA and PREZCOBIX/REZOLSTA (darunavir/cobicistat) due to increased competition and loss of exclusivity of PREZISTA in certain countries outside the U.S.
Neuroscience products sales were $6.9 billion, in 2022, representing a decline of 1.4% as compared to the prior year. The operational sales growth of INVEGA SUSTENNA/XEPLION (paliperidone palmitate) and INVEGA TRINZA/TREVICTA from new patient starts and persistence as well as the launch of INVEGA HAFYERA was offset by negative currency impacts and lower sales of RISPERDAL CONSTA.
Oncology products achieved sales of $16.0 billion in 2022, representing an increase of 9.9% as compared to the prior year. Contributions to operational growth were strong sales of DARZALEX (daratumumab) driven by share gains in all regions, continued strong market growth, and uptake of the subcutaneous formulation as well as the continued global launch uptake of ERLEADA (apalutamide). This was partially offset by declining sales of IMBRUVICA (ibrutinib) due to competitive pressures and market suppression and ZYTIGA due to loss of exclusivity in the European Union in the second half of 2022.
Pulmonary Hypertension products sales were $3.4 billion, a decline of 1.0% as compared to the prior year. The operational sales growth of OPSUMIT (macitentan) and UPTRAVI (selexipag) due to continued share gains and market growth was offset by COVID-19 related impacts and continued declines in Other Pulmonary Hypertension.
Cardiovascular/Metabolism/Other products sales were $3.9 billion, a decline of 5.6% as compared to the prior year. The operational decline was primarily attributable to lower sales of INVOKANA/INVOKAMET (canagliflozin) due to share erosion and PROCRIT/ EPREX (epoetin alfa) due to biosimilar competition.

The Company updated its policy so that no end customer will be permitted direct delivery of product to a location other than the billing location. The policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain certain contract pharmacy arrangements under policy exceptions. The Company has been and will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy update had discount implications which positively impacted sales to customers in 2022.

During 2022, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
aprocitentan	Treatment for difficult to treat hypertension			•
CABENUVA (rilpivirine and cabotegravir)	HIV treatment for adolescents	•
CARVYKTI (ciltacabtagene autoleucel)	Treatment for patients with relapsed or refractory Multiple Myeloma	•	•
ERLEADA (apalutamide)	Tablet reduction			•	•
IMBRUVICA (ibrutinib)	Treatment for Pediatric Patients with Chronic Graft-Versus-Host Disease	•
	Treatment for Frontline Chronic Lymphocytic Leukemia (I + V fixed duration) (GLOW)		•
niraparib	Treatment of L1 Prostate cancer metastatic castration-resistant in combination with abiraterone acetate and Prednisone				•
STELARA (ustekinumab)	Treatment of Pediatric Patients with Juvenile Psoriatic Arthritis	•
Talquetamab	Treatment of Patients with Relapsed Refractory Multiple Myeloma			•
teclistamab (BCMA/CD3)	Treatment of Patients with Relapsed Refractory Multiple Myeloma	•	•

MedTech Segment**
The MedTech segment sales in 2022 were $27.4 billion, an increase of 1.4% from 2021, which included operational growth of 6.2% and a negative currency impact of 4.8%. U.S. sales were $13.4 billion, an increase of 5.4% as compared to the prior year. International sales were $14.1 billion, a decrease of 2.3% as compared to the prior year, which included operational growth of 6.9% and a negative currency impact of 9.2%. In 2022, the net impact of acquisitions and divestitures on the MedTech segment worldwide operational sales growth was a positive 0.1%.
Major MedTech Franchise Sales*:

			Total	Operations	Currency
(Dollars in Millions)	2022	2021	Change	Change	Change
Surgery	$9,690	9,812	(1.2)%	3.8%	(5.0)%
Advanced	4,569	4,622	(1.1)	3.8	(4.9)
General	5,121	5,190	(1.3)	3.8	(5.1)
Orthopaedics	8,587	8,588	0.0	3.7	(3.7)
Hips	1,514	1,480	2.3	5.8	(3.5)
Knees	1,359	1,325	2.6	6.1	(3.5)
Trauma	2,871	2,885	(0.5)	3.1	(3.6)
Spine, Sports & Other	2,843	2,898	(1.9)	1.9	(3.8)
Vision	4,849	4,688	3.4	9.5	(6.1)
Contact Lenses/Other	3,543	3,440	3.0	9.6	(6.6)
Surgical	1,306	1,248	4.6	9.4	(4.8)
Interventional Solutions	4,300	3,971	8.3	13.7	(5.4)
Total MedTech Sales	$27,427	27,060	1.4%	6.2%	(4.8)%
*Certain prior year amounts have been reclassified to conform to current year presentation
**Previously referred to as Medical Devices

The Surgery franchise sales were $9.7 billion in 2022, representing a decline of 1.2% from 2021. The operational growth in Advanced Surgery was primarily driven by the following: Endocutter market recovery and new products partially offset by competitive pressures in the U.S.; Biosurgery market recovery and the success of new products partially offset by strong U.S. market demand in the prior year for infection prevention products; and Energy products driven by market recovery and new product penetration coupled with competitive supply challenges. The operational growth in General Surgery was primarily driven by market recovery and technology penetration.
The Orthopaedics franchise sales were $8.6 billion in 2022, which was flat to the prior year. The Orthopaedics franchise included operational sales growth of 3.7% offset by a negative currency impact of 3.7%. The operational growth in hips reflects the market recovery combined with continued strength of the portfolio including the ACTIS stem and enabling technologies – KINCISE and VELYS Hip Navigation. This growth was partially offset by impacts of volume-based procurement in China and the timing of tenders outside the U.S. The operational growth in knees was primarily driven by procedure recovery, strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This growth was partially offset by impacts of volume-based procurement in China and timing of tenders outside the U.S. The operational growth in Trauma was driven by global market recovery and uptake of new products. The operational growth in Spine, Sports & Other was primarily driven by procedure recovery and new product introductions. This growth was partially offset by competitive pressures in Spine and impacts of volume-based procurement in China.
The Vision franchise achieved sales of $4.8 billion in 2022, representing an increase of 3.4% from 2021. The Contact Lenses/Other operational growth was due to market recovery, price actions, commercial execution and benefits from new products. Surgical Vision operational growth was primarily due to market recovery and the success of new products and was partially offset by a higher prior year U.S. Refractory market.
The Interventional Solutions franchise achieved sales of $4.3 billion in 2022, representing an increase of 8.3% from 2021. Operational growth was driven by market recovery and success of new products and commercial strategies. Interventional solutions also includes sales from Abiomed, Inc. (Abiomed) which were reflected as of December 22, 2022.

Analysis of Consolidated Earnings Before Provision for Taxes on Income
Consolidated earnings before provision for taxes on income was $21.7 billion and $22.8 billion for the years 2022 and 2021, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 22.9% and 24.3%, in 2022 and 2021, respectively.

(Dollars in billions. Percentages in chart are as a percent to total sales)

Cost of Products Sold and Selling, Marketing and Administrative Expenses:

(Dollars in billions. Percentages in chart are as a percent to total sales)

Cost of products sold increased as a percent to sales driven by:
•One-time COVID-19 vaccine manufacturing exit related costs
•Currency impacts in the Pharmaceutical segment
•Commodity inflation in the MedTech and Consumer Health segments partially offset by
•Supply chain benefits in the Consumer Health segment
The intangible asset amortization expense included in cost of products sold was $4.3 billion and $4.7 billion for the fiscal years 2022 and 2021, respectively.

Selling, Marketing and Administrative Expenses decreased as a percent to sales driven by:
•Reduction of brand marketing expenses in the Pharmaceutical and Consumer Health businesses

Research and Development Expense:
Research and development expense by segment of business was as follows:

	2022		2021
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Consumer Health	$493	3.3%	$459	3.1%
Pharmaceutical	11,622	22.1	11,878	23.0
MedTech	2,488	9.1	2,377	8.8
Total research and development expense	$14,603	15.4%	$14,714	15.7%
Percent increase/(decrease) over the prior year	(0.8)%		21.0%
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
Research and Development decreased as a percent to sales primarily driven by:
•Lower milestone payments in the Pharmaceutical business

In-Process Research and Development (IPR&D): In the fiscal year 2022, the Company recorded an intangible asset impairment charge of approximately $0.8 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication and HS indication became available which led the Company to the decision to terminate the development of bermekimab for both AD and HS. The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020. In fiscal year 2021, the Company recorded a partial IPR&D charge of $0.9 billion primarily related to expected development delays in the general surgery digital robotics platform (Ottava) acquired with the Auris Health acquisition in 2019. The impairment charge was calculated based on revisions to the discounted cash flow valuation model reflecting a delay of first in human procedures of approximately two years from the initial acquisition model assumption of the second half of 2022. The Company will continue to monitor the remaining $1.5 billion Ottava platform intangible asset as development program activities are ongoing.

Other (Income) Expense, Net: Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), changes in the fair value of securities, investment (income)/loss related to employee benefit programs, gains and losses on divestitures, certain transactional currency gains and losses, acquisition and divestiture related costs, litigation accruals and settlements, as well as royalty income.

Other (income) expense, net for the fiscal year 2022 was unfavorable by $1.4 billion as compared to the prior year primarily due to the following:

(Dollars in Billions)(Income)/Expense	2022	2021	Change
Consumer Health separation costs	$1.0	0.1	0.9
Litigation related(1)	0.9	2.3	(1.4)
Changes in the fair value of securities	0.7	(0.5)	1.2
One-time COVID-19 vaccine manufacturing exit related costs	0.7	0.0	0.7
Acquisition, Integration and Divestiture related(2)	0.1	(0.5)	0.6
Restructuring related	0.1	0.1	0.0
Employee benefit plan related	(1.2)	(0.6)	(0.6)
Other	(0.4)	(0.4)	—
Total Other (Income) Expense, Net	$1.9	0.5	1.4
(1)2022 was primarily related to pelvic mesh and 2021 was primarily related to talc and Risperdal Gynecomastia
(2)2022 was primarily costs related to the acquisition of Abiomed. 2021 was primarily related to divestiture gains of two pharmaceutical brands outside the U.S.

Interest (Income) Expense: Interest (income) expense in the fiscal of 2022 was net interest income of $214 million as compared to interest expense of $130 million in the fiscal year 2021 primarily due to higher rates of interest earned on cash balances. Cash, cash equivalents and marketable securities totaled $23.5 billion at the end of 2022, and averaged $27.6 billion as compared to the cash, cash equivalents and marketable securities total of $31.6 billion and $28.4 billion average cash balance in 2021. The total debt balance at the end of 2022 was $39.7 billion with an average debt balance of $36.7 billion as compared to $33.8 billion at the end of 2021 and an average debt balance of $34.5 billion. The lower average cash, cash equivalents and marketable securities and higher average debt balance were primarily due to the acquisition of Abiomed in late December of 2022.
Income Before Tax by Segment
Income (loss) before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2022	2021	2022	2021	2022	2021
Consumer Health(3)	$2,930	1,573	14,953	15,035	19.6%	10.5
Pharmaceutical(3)	15,901	17,969	52,563	51,680	30.3	34.8
MedTech	4,607	4,373	27,427	27,060	16.8	16.2
Segment earnings before tax(1)	23,438	23,915	94,943	93,775	24.7	25.5
Less: Expenses not allocated to segments(2)	624	1,072
Less: Consumer Health separation costs	1,089	67
Worldwide income before tax	$21,725	22,776	94,943	93,775	22.9%	24.3

(1)See Note 17 to the Consolidated Financial Statements for more details.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.
(3)Prior year income before tax of approximately $0.2 billion has been reclassified as certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes.
Consumer Health Segment:
In 2022, the Consumer Health segment income before tax as a percent of sales was 19.6% versus 10.5% in 2021. The increase in the income before tax as a percent of sales was primarily driven by the following:
•Lower litigation expense of $0.2 billion in 2022 versus $1.6 billion (primarily talc related) in 2021
•Reduction in brand marketing expenses in 2022 versus 2021
•Supply chain benefits in 2022
partially offset by:
•Commodity inflation in 2022
Pharmaceutical Segment:
In 2022, the Pharmaceutical segment income before tax as a percent to sales was 30.3% versus 34.8% in 2021. The decrease in the income before tax as a percent of sales was primarily driven by the following:
•One-time COVID-19 vaccine manufacturing exit related costs of $1.5 billion in 2022
•Unfavorable changes in the fair value of securities ($0.7 billion loss in 2022 vs. $0.5 billion gain in 2021)
•An IPR&D charge of $0.8 billion in 2022 related to bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS)
•Lower divestiture gains of $0.1 billion in 2022 versus $0.6 billion related to two pharmaceutical brands outside the U.S. in fiscal 2021
•Currency impacts in Cost of Products Sold
partially offset by:
•Lower litigation related expense of $0.1 billion in 2022 versus $0.6 billion (primarily related to Risperdal Gynecomastia) in 2021
•Lower Research & Development milestone payments in 2022
•Lower brand marketing expenses in 2022 versus 2021
In fiscal 2020 and 2021, the Company entered into a series of contract manufacturing arrangements for vaccine production with third party contract manufacturing organizations. These arrangements provided the Company with supplemental commercial capacity for vaccine production and potentially transferable rights to such production if capacity is not required. The Company continues to evaluate and monitor both its internal and external supply arrangements. In fiscal 2022, the COVID-19 Vaccine related costs (mentioned above) included the remaining commitments and obligations, including external manufacturing network exit and related inventory costs and required clinical trial expenses, associated with the Company's modification of its

COVID-19 vaccine research program and manufacturing capacity to levels that meet all remaining customer contractual requirements.
MedTech Segment:
In 2022, the MedTech segment income before tax as a percent to sales was 16.8% versus 16.2% in 2021. The increase in the income before tax as a percent to sales was primarily driven by the following:
•An IPR&D charge of $0.9 billion in 2021 related to the general surgery offering in digital robotics (Ottava) acquired with the Auris Health acquisition in 2019 partially offset by:
•Higher litigation related expense of $0.6 billion in 2022, primarily related to pelvic mesh costs versus $0.1 billion in 2021
•Acquisition related costs of $0.3 billion in 2022 related to the Abiomed acquisition versus $0.1 billion in 2021

Restructuring: In the fiscal second quarter of 2018, the Company announced plans to implement actions across its Global Supply Chain that are intended to enable the Company to focus resources and increase investments in critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio of the future, enhance agility and drive growth. The Global Supply Chain actions included expanding its use of strategic collaborations, and bolstering its initiatives to reduce complexity, improving cost-competitiveness, enhancing capabilities and optimizing its supply chain network. The Company has achieved approximately $0.8 billion in annual pre-tax cost savings as outlined in the restructuring actions. In 2022, the Company recorded a pre-tax charge of $0.5 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.1 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $2.2 billion have been recorded since the restructuring was announced. The program was completed in the fiscal fourth quarter of 2022.

See Note 20 to the Consolidated Financial Statements for additional details related to the restructuring programs.

Provision for Taxes on Income: The worldwide effective income tax rate was 17.4% in 2022 and 8.3% in 2021.
In the fiscal 2022, the Company incurred approximately $0.5 billion net incremental international tax cost related to the legal separation of the Consumer Health business, and may continue to incur additional cost in fiscal 2023.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive.
A significant number of other countries are expected to also implement similar legislation, including South Korea which approved legislation on December 23, 2022 with a full effective date of January 1, 2024. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union.

For discussion related to the fiscal 2022 provision for taxes refer to Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity & Cash Flows
Cash and cash equivalents were $14.1 billion at the end of 2022 as compared to $14.5 billion at the end of 2021.
The primary sources and uses of cash that contributed to the $0.4 billion decrease were:

(Dollars In Billions)
$14.5	Q4 2021 Cash and cash equivalents balance
21.2	cash generated from operating activities
(12.4)	net cash used by investing activities
(8.9)	net cash used by financing activities
$(0.3)	effect of exchange rate and rounding
$14.1	Q4 2022 Cash and cash equivalents balance

In addition, the Company had $9.4 billion in marketable securities at the end of fiscal year 2022 and $17.1 billion at the end of fiscal year 2021. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.

Cash flow from operations of $21.2 billion was the result of:

(Dollars In Billions)
$17.9	Net Earnings
7.3	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision, net gain on sale of assets/businesses and credit losses and accounts receivable allowances
(2.0)	a decrease in current and non-current liabilities
0.7	a decrease in other current and non-current assets
1.1	an increase in accounts payable and accrued liabilities
(3.8)	an increase in accounts receivable and inventories
$21.2	Cash Flow from operations

Investing activities use of $12.4 billion of cash was primarily used for:

(Dollars In Billions)
$(4.0)	additions to property, plant and equipment
(17.7)	acquisitions
0.5	proceeds from the disposal of assets/businesses, net
9.2	net sales of investments
(0.2)	Credit support agreements activity, net
(0.2)	other (primarily licenses and milestones) and rounding
$(12.4)	Net cash used for investing activities

Financing activities use of $8.9 billion of cash was primarily used for:

(Dollars In Billions)
$(11.7)	dividends to shareholders
(6.0)	repurchase of common stock
7.5	net proceeds from short and long term debt
1.3	proceeds from stock options exercised/employee withholding tax on stock awards, net
$(8.9)	Net cash used for financing activities

As of January 1, 2023, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of January 1, 2023, the net debt position was $16.1 billion as compared to the prior year of $2.1 billion. The increase was primarily due to the acquisition of Abiomed, Inc. in December 2022. The debt balance at the end of 2022 was $39.7 billion as compared to $33.8 billion in 2021. Considering recent market conditions, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.7 billion and the establishment of the $2.0 billion trust for talc related liabilities (See Note 19 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable. Effective beginning in fiscal 2022, the U.S. Tax Cuts and Job Act of 2017 (TCJA) requires the Company to deduct U.S. and international research and development expenditures for tax purposes over 5 to 15 years, instead of in the current fiscal year. As a result, in fiscal 2022, the Company experienced an increase in annual cash tax payments of approximately $1.2 billion above what otherwise would have been remitted to the U.S Treasury. The Company concurrently records a deferred tax benefit for the future amortization of the research and development (R&D) for tax purposes. The requirement to expense R&D as incurred is unchanged for U.S. GAAP purposes and the impact to pre-tax R&D expense is not affected by this provision.
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes. The Company intends to finance the share repurchase program through available cash. Through January 1, 2023, approximately $2.5 billion has been repurchased under the program.
The following table summarizes the Company’s material contractual obligations and their aggregate maturities as of January 1, 2023: To satisfy these obligations, the Company intends to use cash from operations.

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Total
2023	$1,522	1,551	893	3,966
2024	2,029	1,392	843	4,264
2025	2,536	1,667	789	4,992
2026	—	1,996	744	2,740
2027	—	2,271	736	3,007
After 2026	—	19,562	8,772	28,334
Total	$6,087	28,439	12,777	47,303

For tax matters, see Note 8 to the Consolidated Financial Statements.
Financing and Market Risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the January 1, 2023 market rates would increase the unrealized value of the Company’s forward contracts by $0.1 billion. Conversely, a 10% depreciation of the U.S. Dollar from the January 1, 2023 market rates would decrease the unrealized value of the Company’s forward contracts by $0.1 billion. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $1.7 billion. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by less than $0.1 billion.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2022, the Company secured a new 364-day Credit Facility of $10 billion, which expires on September 7, 2023. In November 2022, the Company secured an additional 364-day revolving Credit Facility of $10 billion, which has an expiration of November 21, 2023. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
Total borrowings at the end of 2022 and 2021 were $39.7 billion and $33.8 billion, respectively. The increase in borrowings was due to the acquisition of Abiomed, Inc. In 2022, net debt (cash and current marketable securities, net of debt) was $16.1 billion compared to net debt of $2.1 billion in 2021. Total debt represented 34.1% of total capital (shareholders’ equity and total debt) in 2022 and 31.3% of total capital in 2021. Shareholders’ equity per share at the end of 2022 was $29.39 compared to $28.16 at year-end 2021.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.

Dividends
The Company increased its dividend in 2022 for the 60th consecutive year. Cash dividends paid were $4.45 per share in 2022 and $4.19 per share in 2021.

On January 3, 2023, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on March 7, 2023 to shareholders of record as of February 21, 2023.
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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer Health and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal years 2022, 2021 and 2020.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in fiscal year 2022 and less than 3.0% of the total revenues in fiscal years 2021 and 2020 and are included in sales to customers.
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

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended January 1, 2023 and January 2, 2022.

Consumer Health Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2022
Accrued rebates (1)	$287	1,052	(948)	391
Accrued returns	76	83	(88)	71
Accrued promotions	387	2,077	(2,008)	456
Subtotal	$750	3,212	(3,044)	918
Reserve for doubtful accounts	32	5	(3)	34
Reserve for cash discounts	15	210	(208)	17
Total	$797	3,427	(3,255)	969

2021
Accrued rebates(1)	$289	893	(895)	287
Accrued returns	76	136	(136)	76
Accrued promotions	428	1,958	(1,999)	387
Subtotal	$793	2,987	(3,030)	750
Reserve for doubtful accounts	39	0	(7)	32
Reserve for cash discounts	12	213	(210)	15
Total	$844	3,200	(3,247)	797
(1)Includes reserve for customer rebates of $82 million at January 1, 2023 and $80 million at January 2, 2022, recorded as a contra asset.
Pharmaceutical Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits(2)	Balance at End of Period
2022
Accrued rebates (1)	$10,331	43,026	(41,068)	12,289
Accrued returns	520	444	(315)	649
Accrued promotions	3	5	(7)	1
Subtotal	$10,854	43,475	(41,390)	12,939
Reserve for doubtful accounts	50	0	(6)	44
Reserve for cash discounts	94	1,281	(1,265)	110
Total	$10,998	44,756	(42,661)	13,093

2021
Accrued rebates (1)	$9,837	37,922	(37,428)	10,331
Accrued returns	460	345	(285)	520
Accrued promotions	6	13	(16)	3
Subtotal	$10,303	38,280	(37,729)	10,854
Reserve for doubtful accounts	52	18	(20)	50
Reserve for cash discounts	70	1,163	(1,139)	94
Total	$10,425	39,461	(38,888)	10,998
(1)Includes reserve for customer rebates of $203 million at January 1, 2023 and $218 million at January 2, 2022, recorded as a contra asset.
(2)Includes prior period adjustments

MedTech Segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/Credits	Balance at End of Period
2022
Accrued rebates(1)	$1,446	6,131	(6,107)	1,470
Accrued returns	134	531	(531)	134
Accrued promotions	54	102	(113)	43
Subtotal	$1,634	6,764	(6,751)	1,647
Reserve for doubtful accounts	148	6	(29)	125
Reserve for cash discounts	10	99	(100)	9
Total	$1,792	6,869	(6,880)	1,781

2021
Accrued rebates(1)	$1,174	5,942	(5,670)	1,446
Accrued returns	138	559	(563)	134
Accrued promotions	52	140	(138)	54
Subtotal	$1,364	6,641	(6,371)	1,634
Reserve for doubtful accounts	202	12	(66)	148
Reserve for cash discounts	9	96	(95)	10
Total	$1,575	6,749	(6,532)	1,792
(1)Includes reserve for customer rebates of $802 million at January 1, 2023 and $845 million at January 2, 2022, recorded as a contra asset.

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
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.5 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of January 1, 2023.

Economic and Market Factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of healthcare. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2012 - 2022, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for healthcare products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
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
Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal 2022, including accounts receivable or inventory reserves, was not material. As of both the fiscal years ending January 1, 2023 and January 2, 2022, the business of the Company’s Ukraine subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. As of both the fiscal years ending January 1, 2023 and January 2, 2022, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues.
In early March, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. Additionally, at the end of March, the Company made the decision to suspend supply of personal care products in Russia. The Company continues to supply its other products as patients rely on many of the products for healthcare purposes.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2022 would have increased or decreased the translation of foreign sales by approximately $0.5 billion and net income by approximately $0.1 billion.
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
The Company faces various worldwide healthcare changes that may continue to result in pricing pressures that include healthcare cost containment and government legislation relating to sales, promotions, pricing and reimbursement of healthcare products.
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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of January 1, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Common Stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 10, 2023, there were 124,211 record holders of Common Stock of the Company.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Audited Consolidated Financial Statements
40	Consolidated Balance Sheets
41	Consolidated Statements of Earnings
42	Consolidated Statements of Comprehensive Income
43	Consolidated Statements of Equity
44	Consolidated Statements of Cash Flows
46	Notes to Consolidated Financial Statements
103	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
106	Management’s Report on Internal Control Over Financial Reporting

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At January 1, 2023 and January 2, 2022
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2022	2021
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$14,127	14,487
Marketable securities (Notes 1 and 2)	9,392	17,121
Accounts receivable trade, less allowances for doubtful accounts $203 (2021, $230)	16,160	15,283
Inventories (Notes 1 and 3)	12,483	10,387
Prepaid expenses and other receivables	3,132	3,701
Total current assets	55,294	60,979
Property, plant and equipment, net (Notes 1 and 4)	19,803	18,962
Intangible assets, net (Notes 1 and 5)	48,325	46,392
Goodwill (Notes 1 and 5)	45,231	35,246
Deferred taxes on income (Note 8)	9,123	10,223
Other assets	9,602	10,216
Total assets	$187,378	182,018
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$12,771	3,766
Accounts payable	11,703	11,055
Accrued liabilities	11,456	13,612
Accrued rebates, returns and promotions	14,417	12,095
Accrued compensation and employee related obligations	3,328	3,586
Accrued taxes on income (Note 8)	2,127	1,112
Total current liabilities	55,802	45,226
Long-term debt (Note 7)	26,888	29,985
Deferred taxes on income (Note 8)	6,374	7,487
Employee related obligations (Notes 9 and 10)	6,767	8,898
Long-term taxes payable (Note 1)	4,306	5,713
Other liabilities	10,437	10,686
Total liabilities	110,574	107,995
Commitments and Contingencies (Note 19)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(12,967)	(13,058)
Retained earnings	128,345	123,060
	118,498	113,122
Less: common stock held in treasury, at cost (Note 12) (506,246,000 shares and 490,878,000 shares)	41,694	39,099
Total shareholders’ equity	76,804	74,023
Total liabilities and shareholders’ equity	$187,378	182,018
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2022	2021	2020
Sales to customers	$94,943	93,775	82,584
Cost of products sold	31,089	29,855	28,427
Gross profit	63,854	63,920	54,157
Selling, marketing and administrative expenses	24,765	24,659	22,084
Research and development expense	14,603	14,714	12,159
In-process research and development (Note 5)	783	900	181
Interest income	(490)	(53)	(111)
Interest expense, net of portion capitalized (Note 4)	276	183	201
Other (income) expense, net	1,871	489	2,899
Restructuring (Note 20)	321	252	247
Earnings before provision for taxes on income	21,725	22,776	16,497
Provision for taxes on income (Note 8)	3,784	1,898	1,783
Net earnings	$17,941	20,878	14,714

Net earnings per share (Notes 1 and 15)
Basic	$6.83	7.93	5.59
Diluted	$6.73	7.81	5.51
Average shares outstanding (Notes 1 and 15)
Basic	2,625.2	2,632.1	2,632.8
Diluted	2,663.9	2,674.0	2,670.7

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions) (Note 1)

	2022	2021	2020
Net earnings	$17,941	20,878	14,714

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,796)	(1,079)	(233)

Securities:
Unrealized holding gain (loss) arising during period	(24)	(4)	1
Reclassifications to earnings	—	—	—
Net change	(24)	(4)	1

Employee benefit plans:
Prior service credit (cost), net of amortization	(160)	(169)	1,298
Gain (loss), net of amortization	1,854	4,318	(1,135)
Effect of exchange rates	111	106	(229)
Net change	1,805	4,255	(66)

Derivatives & hedges:
Unrealized gain (loss) arising during period	454	(199)	1,000
Reclassifications to earnings	(348)	(789)	(53)
Net change	106	(988)	947

Other comprehensive income (loss)	91	2,184	649

Comprehensive income	$18,032	23,062	15,363

The tax effects in other comprehensive income for the fiscal years 2022, 2021 and 2020 respectively: Foreign Currency Translation; $460 million, $346 million and $536 million; Securities: $6 million and $1 million in 2022 and 2021, Employee Benefit Plans: $461 million, $1,198 million and $21 million, Derivatives & Hedges: $30 million, $263 million and $252 million.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in Millions) (Note 1)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2019	$59,471	110,659	(15,891)	3,120	(38,417)
Net earnings	14,714	14,714
Cash dividends paid ($3.98 per share)	(10,481)	(10,481)
Employee compensation and stock option plans	2,217	(931)			3,148
Repurchase of common stock	(3,221)				(3,221)
Other	(71)	(71)
Other comprehensive income (loss), net of tax	649		649
Balance, January 3, 2021	63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	20,878	20,878
Cash dividends paid ($4.19 per share)	(11,032)	(11,032)
Employee compensation and stock option plans	2,171	(676)			2,847
Repurchase of common stock	(3,456)				(3,456)
Other comprehensive income (loss), net of tax	2,184		2,184
Balance, January 2, 2022	74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	17,941	17,941
Cash dividends paid ($4.45 per share)	(11,682)	(11,682)
Employee compensation and stock option plans	2,466	(974)			3,440
Repurchase of common stock	(6,035)				(6,035)
Other comprehensive income (loss), net of tax	91		91
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions) (Note 1)

	2022	2021	2020
Cash flows from operating activities
Net earnings	$17,941	20,878	14,714
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	6,970	7,390	7,231
Stock based compensation	1,138	1,135	1,005
Asset write-downs	1,216	989	233
Contingent consideration reversal	—	—	(1,148)
Net gain on sale of assets/businesses	(380)	(617)	(111)
Deferred tax provision	(1,663)	(2,079)	(1,141)
Credit losses and accounts receivable allowances	(17)	(48)	63
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
(Increase)/Decrease in accounts receivable	(1,290)	(2,402)	774
Increase in inventories	(2,527)	(1,248)	(265)
Increase in accounts payable and accrued liabilities	1,098	2,437	5,141
Decrease/(Increase) in other current and non-current assets	687	(1,964)	(3,704)
(Decrease)/Increase in other current and non-current liabilities	(1,979)	(1,061)	744
Net cash flows from operating activities	21,194	23,410	23,536
Cash flows from investing activities
Additions to property, plant and equipment	(4,009)	(3,652)	(3,347)
Proceeds from the disposal of assets/businesses, net	543	711	305
Acquisitions, net of cash acquired (Note 18)	(17,652)	(60)	(7,323)
Purchases of investments	(32,384)	(30,394)	(21,089)
Sales of investments	41,609	25,006	12,137
Credit support agreements activity, net	(249)	214	(987)
Other (primarily licenses and milestones)	(229)	(508)	(521)
Net cash used by investing activities	(12,371)	(8,683)	(20,825)
Cash flows from financing activities
Dividends to shareholders	(11,682)	(11,032)	(10,481)
Repurchase of common stock	(6,035)	(3,456)	(3,221)
Proceeds from short-term debt	16,134	1,997	3,391
Repayment of short-term debt	(6,550)	(1,190)	(2,663)
Proceeds from long-term debt, net of issuance costs	2	5	7,431
Repayment of long-term debt	(2,134)	(1,802)	(1,064)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,329	1,036	1,114
Credit support agreements activity, net	(28)	281	(333)
Other	93	114	(294)
Net cash used by financing activities	(8,871)	(14,047)	(6,120)
Effect of exchange rate changes on cash and cash equivalents	(312)	(178)	89
(Decrease)/Increase in cash and cash equivalents	(360)	502	(3,320)
Cash and cash equivalents, beginning of year (Note 1)	14,487	13,985	17,305
Cash and cash equivalents, end of year (Note 1)	$14,127	14,487	13,985

Supplemental cash flow data
Cash paid during the year for:
Interest	$982	990	904
Interest, net of amount capitalized	933	941	841
Income taxes	5,223	4,768	4,619

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$2,114	1,811	1,937
Conversion of debt	—	—	27

Acquisitions
Fair value of assets acquired	$18,710	61	7,755
Fair value of liabilities assumed	(1,058)	(1)	(432)
Net cash paid for acquisitions (Note 18)	$17,652	60	7,323
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
Description of the Company and Business Segments
The Company has approximately 152,700 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
The Company is organized into three business segments: Consumer Health, Pharmaceutical and MedTech. The Consumer Health segment includes a broad range of products used in the Baby Care, Oral Care, Skin Health/Beauty, Over-the-Counter pharmaceutical, Women’s Health and Wound Care markets. These products are marketed to the general public and sold online (eCommerce) and to retail outlets and distributors throughout the world. The Pharmaceutical segment is focused on the following therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Interventional Solutions (cardiovascular and neurovascular) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue as the name for the planned New Consumer Health Company), with the intention to create a new, publicly traded company by the end of the fiscal year 2023.

New Accounting Standards
Recently Adopted Accounting Standards

There were no new material accounting standards adopted in fiscal 2022.

Recently Issued Accounting Standards
Not Adopted as of January 1, 2023
ASU 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations
This update requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity’s working capital, liquidity, and cash flows. This update will be effective for the Company for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of this update on its disclosures and will adopt this standard in the fiscal first quarter of 2023.
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

Building and building equipment	30 years
Land and leasehold improvements	10 - 20 years
Machinery and equipment	2 - 13 years

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
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $9.6 billion and $7.7 billion as of January 1, 2023 and January 2, 2022, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Consumer Health and Pharmaceutical segments are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during each of the fiscal years 2022, 2021 and 2020.
Promotional programs, such as product listing allowances and cooperative advertising arrangements, are recorded in the same period as related sales. Continuing promotional programs include coupons and volume-based sales incentive programs. The redemption cost of consumer coupons is based on historical redemption experience by product and value. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements for certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in fiscal year 2022 and less than 3.0% of the total revenues in fiscal years 2021 and 2020 and are included in sales to customers.

See Note 17 to the Consolidated Financial Statements for further disaggregation of revenue.
Shipping and Handling
Shipping and handling costs incurred were $1.1 billion, $1.1 billion and $1.0 billion in fiscal years 2022, 2021 and 2020, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 1.0% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.
Intangible Assets and Goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2022 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset. If warranted the purchased in-process research and development could be written off or partially impaired depending on the underlying program.
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
The Company primarily has operating lease for space, vehicles, manufacturing equipment and data processing equipment. The ROU asset pertaining to operating leases was $1.1 billion and $0.9 billion in fiscal years 2022 and 2021, respectively. The lease liability was $1.3 billion and $1.0 billion in fiscal years 2022 and 2021, respectively. The operating lease costs were $0.3 billion in fiscal years 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities were $0.3 billion in fiscal years 2022, 2021 and 2020, respectively.
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
The Company has a number of products and compounds developed in collaboration with strategic partners including XARELTO, co-developed with Bayer HealthCare AG and IMBRUVICA, developed in collaboration and co-marketed with Pharmacyclics LLC, an AbbVie company.
Separately, the Company has a number of licensing arrangements for products and compounds including DARZALEX, licensed from Genmab A/S.
Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $2.1 billion, $2.7 billion and $2.1 billion in fiscal years 2022, 2021 and 2020, respectively.
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
In 2017, the United States enacted into law new U.S. tax legislation, the U.S. Tax Cuts and Jobs Act (TCJA). This law included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. The TCJA included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest. These payments began in 2018 and will continue through 2025. The remaining balance at the end of the 2022 was approximately $6.1 billion, of which $4.6 billion is classified as noncurrent and reflected as “Long-term taxes payable” on the Company’s balance sheet. The balance of this account is related to receivables from tax authorities not expected to be received in the next 12 months.
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
The Company has recorded deferred tax liabilities on all undistributed earnings prior to December 31, 2017 from its international subsidiaries. The Company has not provided deferred taxes on the undistributed earnings subsequent to January 1, 2018 from certain international subsidiaries where the earnings are considered to be indefinitely reinvested. The Company intends to continue to reinvest these earnings in those international operations. If the Company decides at a later date to repatriate these earnings to the U.S., the Company would be required to provide for the net tax effects on these amounts. The Company estimates that the tax effect of this repatriation would be approximately $0.5 billion under currently enacted tax laws and regulations and at current currency exchange rates. This amount does not include the possible benefit of U.S. foreign tax credits, which may substantially offset this cost.
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
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

2.Cash, Cash Equivalents and Current Marketable Securities
At the end of the fiscal year 2022 and 2021, cash, cash equivalents and current marketable securities were comprised of:

(Dollars in Millions)	2022
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$4,926	—	4,926	4,926	—
U.S. Reverse repurchase agreements	1,419	—	1,419	1,419	—
Corporate debt securities(1)	873	(1)	872	—	873
Money market funds	5,368	—	5,368	5,368	—
Time deposits(1)	446	—	446	446	—
Subtotal	$13,032	(1)	13,031	12,159	873

U.S. Gov't Securities	$9,959	(28)	9,931	1,922	8,009
U.S. Gov't Agencies	210	(5)	205	—	205
Corporate and other debt securities	352	(1)	351	46	305
Subtotal available for sale(2)	$10,521	(34)	10,487	1,968	8,519

Total cash, cash equivalents and current marketable securities				$14,127	9,392

(Dollars in Millions)	2021
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,936	—	2,936	2,936	—
Non-U.S. Sovereign Securities(1)	1,006	—	1,006	90	916
U.S. Reverse repurchase agreements	1,659	—	1,659	1,659	—
Corporate debt securities(1)	3,479	(1)	3,478	200	3,279
Money market funds	1,901	—	1,901	1,901	—
Time deposits(1)	900	—	900	900	—
Subtotal	11,881	(1)	11,880	7,686	4,195

U.S. Gov't Securities	$19,485	(4)	19,481	6,785	12,696
Corporate and other debt securities	246	—	246	16	230
Subtotal available for sale(2)	$19,731	(4)	19,727	6,801	12,926

Total cash, cash equivalents and current marketable securities				$14,487	17,121

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

The contractual maturities of the available for sale debt securities at January 1, 2023 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$10,430	10,399
Due after one year through five years	91	88
Due after five years through ten years	—	—
Total debt securities	$10,521	10,487
The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.

3.Inventories
At the end of fiscal years 2022 and 2021, inventories were comprised of:

(Dollars in Millions)	2022	2021
Raw materials and supplies	$2,070	1,592
Goods in process	1,700	2,287
Finished goods	8,713	6,508
Total inventories	$12,483	10,387

4.Property, Plant and Equipment
At the end of fiscal years 2022 and 2021, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2022	2021
Land and land improvements	$859	884
Buildings and building equipment	12,989	12,882
Machinery and equipment	30,431	29,774
Construction in progress	4,974	4,139
Total property, plant and equipment, gross	$49,253	47,679
Less accumulated depreciation	29,450	28,717
Total property, plant and equipment, net	$19,803	18,962

The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in fiscal years 2022, 2021 and 2020 was $49 million, $49 million and $63 million, respectively.
Depreciation expense, including the amortization of capitalized interest in fiscal years 2022, 2021 and 2020 was $2.7 billion, $2.7 billion and $2.6 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

5.Intangible Assets and Goodwill
At the end of fiscal years 2022 and 2021, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2022	2021
Intangible assets with definite lives:
Patents and trademarks — gross	$44,012	38,572
Less accumulated amortization	(22,266)	(20,088)
Patents and trademarks — net(1)	$21,746	18,484
Customer relationships and other intangibles — gross	$22,987	23,011
Less accumulated amortization	(12,901)	(11,925)
Customer relationships and other intangibles — net(2)	$10,086	11,086
Intangible assets with indefinite lives:
Trademarks	$6,807	6,985
Purchased in-process research and development(3)	9,686	9,837
Total intangible assets with indefinite lives	$16,493	16,822
Total intangible assets — net	$48,325	46,392
(1)The change was primarily related to the intangible assets acquired with the acquisition of Abiomed, Inc. which was partially offset by amortization expense of previously existing intangible assets and the result of currency translation effects.
(2)The majority is comprised of customer relationships
(3)The reduction was primarily related to an intangible asset impairment charge of approximately $0.8 billion recorded in the fiscal year 2022 related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS) acquired with the acquisition of XBiotech, Inc. in the fiscal year 2020. Additional information regarding efficacy of the AD and HS indications became available which led the Company to the decision to terminate the development of bermekimab for AD and HS. An additional reduction of $0.7 billion was driven by Monarch assets that reached commercialization and are now classified as having definite lives. This was partially offset by approximately $1.1 billion of IPR&D acquired with Abiomed, Inc.

Goodwill as of January 1, 2023 and January 2, 2022, as allocated by segment of business, was as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	MedTech	Total
Goodwill at January 3, 2021	$10,336	11,009	15,048	36,393
Goodwill, related to acquisitions	—	—	—	—
Goodwill, related to divestitures	(9)	—	—	(9)
Currency translation/other	(517)	(429)	(192)	(1,138)
Goodwill at January 2, 2022	$9,810	10,580	14,856	35,246
Goodwill, related to acquisitions	—	—	11,056	11,056
Goodwill, related to divestitures	—	—	—	—
Currency translation/other	(626)	(396)	(49)	(1,071)
Goodwill at January 1, 2023	$9,184	10,184	25,863	45,231

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable assets included in Cost of products sold was $4.3 billion, $4.7 billion and $4.7 billion before tax, for the fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2023	2024	2025	2026	2027
$4,600	4,400	3,600	3,000	2,400

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
Additionally, the Company primarily uses interest rate swaps as an instrument to manage interest rate risk related to fixed rate borrowings. These derivatives are designated as fair value hedges. The Company uses cross currency interest rate swaps and forward foreign exchange contracts designated as net investment hedges. Additionally, the Company uses forward foreign exchange contracts to offset its exposure to certain foreign currency assets and liabilities. These forward foreign exchange contracts are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities.
In the fiscal fourth quarter of 2022, the Company entered into forward starting interest rate swaps with notional amounts totaling $2.4 billion in contemplation of hedging interest rate risk associated with long-term financing for the Consumer Health segment separation. These forward starting interest rate swaps are not designated as hedges and therefore, changes in the fair values of these derivatives are recognized in earnings. At the end of the fiscal year 2022, the changes in fair value was not material and therefore not included in the table below.
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of January 1, 2023, the total amount of cash collateral paid by the Company under the CSA amounted to $0.8 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of January 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.3 billion, $36.2 billion and $12.4 billion, respectively. As of January 2, 2022, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.8 billion, $37.4 billion and $10.0 billion, respectively.
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
Gains and losses associated with interest rate swaps and changes in fair value of hedged debt attributable to changes in interest rates are recorded to interest expense in the period in which they occur. Gains and losses on net investment hedges are accounted through the currency translation account within accumulated other comprehensive income. The portion excluded from effectiveness testing is recorded through interest (income) expense using the spot method. On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued.
The Company designated its Euro denominated notes issued in May 2016 with due dates ranging from 2022 to 2035 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
As of January 1, 2023, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $230 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended January 1, 2023 and January 2, 2022, net of tax:

	January 1, 2023					January 2, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(1,098)	—	—	—	—	(109)	—
Derivatives designated as hedging instruments	—	—	—	1,098	—	—	—	—	109	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	$—	—	—	140	—	—	—	—	174	—
Amount of gain or (loss) recognized in AOCI	—	—	—	140	—	—	—	—	174	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(72)	(271)	149	—	(23)	17	119	30	—	47

Amount of gain or (loss) recognized in AOCI	5	319	61	—	(113)	(94)	(557)	123	—	146

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	425	—	—	—	—	402	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	42	—	—	—	—	9	—

As of January 1, 2023 and January 2, 2022, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Long-term Debt	$8,665	$9,793	$(1,435)	$(142)

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended January 1, 2023 and January 2, 2022:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		January 1, 2023	January 2, 2022
Foreign Exchange Contracts	Other (income) expense	$94	(70)

The following table is the effect of net investment hedges for the fiscal years ended January 1, 2023 and January 2, 2022:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	January 1, 2023	January 2, 2022		January 1, 2023	January 2, 2022
Debt	$197	387	Interest (income) expense	—	—
Cross Currency interest rate swaps	$766	548	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments for the fiscal years ended January 1, 2023 and January 2, 2022:

	January 2, 2022			January 1, 2023
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,884	(538)	(770)	576	576

Equity Investments without readily determinable value	$500	91	107	698	698

	January 3, 2021			January 2, 2022
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,481	198	205	1,884	1,884

Equity Investments without readily determinable value	$738	394	(632)	500	500

(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

For the fiscal years ended January 1, 2023 and January 2, 2022 for equity investments without readily determinable market values, $51 million and $28 million, respectively, of the changes in fair value reflected in net income were the result of impairments. There were offsetting impacts of $142 million and $422 million, respectively, of changes in the fair value reflected in net income due to changes in observable prices and gains on the disposal of investments. The impact in fiscal year 2021, was driven by the gain on disposal of the Grail investment. In fiscal year 2022, the Company sold all of its equity investments in argenx SE for proceeds of $0.6 billion.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended January 1, 2023 and January 2, 2022 were as follows:

	2022				2021
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total (1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	629	—	629	540
Interest rate contracts (2)	—	1,534	—	1,534	796
Total	$—	2,163	—	2,163	1,336
Liabilities:
Forward foreign exchange contracts	—	511	—	511	881
Interest rate contracts (2)	—	2,778	—	2,778	979
Total	$—	3,289	—	3,289	1,860
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	38	—	38	24
Liabilities:
Forward foreign exchange contracts	—	68	—	68	28
Available For Sale Other Investments:
Equity investments(3)	576	—	—	576	1,884
Debt securities(4)	—	10,487	—	10,487	19,727
Other Liabilities
Contingent Consideration(5)	$		1,120	1,120	533

Gross to Net Derivative Reconciliation	2022	2021
(Dollars in Millions)
Total Gross Assets	$2,201	1,360
Credit Support Agreement (CSA)	(2,176)	(1,285)
Total Net Asset	25	75

Total Gross Liabilities	3,357	1,888
Credit Support Agreement (CSA)	(3,023)	(1,855)
Total Net Liabilities	$334	33

Summarized information about changes in liabilities for contingent consideration is as follows:

	2022	2021	2020
(Dollars in Millions)
Beginning Balance	$533	633	1,715
Changes in estimated fair value (6)	(194)	(52)	(1,089)
Additions (7)	792	—	106
Payments	(11)	(48)	(99)
Ending Balance	$1,120	533	633

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
(5)Includes $1,116 million, $520 million and $594 million, classified as non-current other liabilities as of January 1, 2023, January 2, 2022 and January 3, 2021, respectively. Includes $4 million, $13 million and $39 million classified as current liabilities as of January 1, 2023, January 2, 2022 and January 3, 2021, respectively.
(6)Ongoing fair value adjustment amounts are recorded primarily in Research and Development expense. The Company recorded a contingent consideration reversal of $1,148 million in 2020 related to the timing of certain developmental milestones associated with the Auris Health acquisition. The reversal of the contingent consideration was recorded in Other income and expense.
(7)In fiscal year 2022, the Company recorded $704 million of contingent consideration related to Abiomed.

See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7.Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2022		Effective Rate %		2021		Effective Rate %
0.250% Notes due 2022 (1B Euro 1.1311)(3)	$—		—%		$1,131	(3)	0.26%
2.25% Notes due 2022	—		—		1,000		2.31
6.73% Debentures due 2023	250		6.73		250		6.73
3.375% Notes due 2023	801		3.17		802		3.18
2.05% Notes due 2023	500		2.09		499		2.09
0.650% Notes due 2024 (750MM Euro 1.0651)(2)/(750MM Euro 1.1311)(3)	792	(2)	0.68		847	(3)	0.68
5.50% Notes due 2024 (500MM 1.2037 GBP )(2)/(500MM GBP 1.3485)(3)	600	(2)	6.75		672	(3)	6.75
2.625% Notes due 2025	749		2.63		749		2.63
0.55% Notes due 2025	918		0.57		983		0.57
2.45% Notes due 2026	1,996		2.47		1,995		2.47
2.95% Notes due 2027	877		2.96		978		2.96
0.95% Notes due 2027	1,394		0.96		1,478		0.96
1.150% Notes due 2028 (750MM Euro 1.0651)(2)/(750MM Euro 1.1311)(3)	794	(2)	1.21		843	(3)	1.21
2.90% Notes due 2028	1,496		2.91		1,495		2.91
6.95% Notes due 2029	298		7.14		298		7.14
1.30% Notes due 2030	1,607		1.30		1,723		1.30
4.95% Debentures due 2033	498		4.95		498		4.95
4.375% Notes due 2033	854		4.24		854		4.24
1.650% Notes due 2035 (1.5B Euro 1.0651)(2)/(1.5B Euro 1.1311)(3)	1,591	(2)	1.68		1,683	(3)	1.68
3.55% Notes due 2036	842		3.59		974		3.59
5.95% Notes due 2037	993		5.99		993		5.99
3.625% Notes due 2037	1,336		3.64		1,475		3.64
5.85% Debentures due 2038	697		5.85		696		5.85
3.400% Notes due 2038	992		3.42		992		3.42
4.50% Debentures due 2040	540		4.63		540		4.63
2.10% Notes due 2040	828		2.14		974		2.14
4.85% Notes due 2041	297		4.89		297		4.89
4.50% Notes due 2043	496		4.52		496		4.52
3.70% Notes due 2046	1,976		3.74		1,975		3.74
3.75% Notes due 2047	812		3.76		971		3.76
3.500% Notes due 2048	743		3.52		743		3.52
2.250% Notes due 2050	808		2.29		983		2.29
2.450% Notes due 2060	1,055		2.49		1,222		2.49
Other	9		—		7		—
Subtotal	28,439	(4)	3.04%	(1)	32,116	(4)	2.89%	(1)
Less current portion	1,551				2,131
Total long-term debt	$26,888				$29,985

(1)Weighted average effective rate.
(2)Translation rate at January 1, 2023.
(3)Translation rate at January 2, 2022.

(4)The excess of the carrying value over the fair value of debt was $1.6 billion at the end of fiscal year 2022 and the excess of the fair value over the carrying value of debt was $3.2 billion at the end of fiscal year 2021.

Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In September 2022, the Company secured a new 364-day Credit Facility of $10 billion, which expires on September 7, 2023. In November 2022, the Company secured an additional 364-day Credit Facility of $10 billion, which expires on November 21, 2023. Interest charged on borrowings under the credit line agreement is based on either the Term SOFR Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreements are not material.
Throughout fiscal years 2022 and 2021, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $12.8 billion and $3.8 billion at the end of fiscal years 2022 and 2021, respectively. The current portion of the long term debt was $1.6 billion and $2.1 billion in 2022 and 2021, respectively, and the remainder is commercial paper and local borrowing by international subsidiaries.
The current debt balance as of January 1, 2023 includes $11.2 billion of commercial paper which has a weighted average interest rate of 4.23% and a weighted average maturity of approximately two months.

Aggregate maturities of long-term debt obligations commencing in 2023 are:

(Dollars in Millions)
2023	2024	2025	2026	2027	After 2026
$1,551	1,392	1,667	1,996	2,271	19,562

8.Income Taxes
The provision for taxes on income consists of:

(Dollars in Millions)	2022	2021	2020
Currently payable:
U.S. taxes	$2,378	1,525	1,026
International taxes	3,069	2,452	1,898
Total currently payable	5,447	3,977	2,924
Deferred:
U.S. taxes	(2,081)	583	(76)
International taxes	418	(2,662)	(1,065)
Total deferred	(1,663)	(2,079)	(1,141)
Provision for taxes on income	$3,784	1,898	1,783

A comparison of income tax expense at the U.S. statutory rate of 21% in fiscal years 2022, 2021 and 2020, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2022	2021	2020
U.S.	$5,369	6,110	4,312
International	16,356	16,666	12,185
Earnings before taxes on income:	$21,725	22,776	16,497
Tax rates:
U.S. statutory rate	21.0%	21.0	21.0
International operations (1)	(4.5)	(16.4)	(9.9)
Consumer health separation	2.2	—	—
U.S. taxes on international income (2)	(1.9)	6.7	2.7
Tax benefits from loss on capital assets	—	(1.3)	(1.2)
Tax benefits on share-based compensation	(1.3)	(1.0)	(1.5)
All other (3)	1.9	(0.7)	(0.3)
Effective Rate	17.4%	8.3	10.8

(1) For all periods presented the Company has subsidiaries operating in Puerto Rico under various tax incentives. International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the U.S., particularly Ireland, Switzerland and Puerto Rico, which is a favorable impact on the effective tax rate as compared with the U.S. statutory rate. The 2021 amounts include the reorganization of international subsidiaries; the 2020 amounts include the impact of the new tax legislation enactment in Switzerland, both of which are further described below.
(2) Includes the impact of the GILTI tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code. The 2022 amount includes the impact of certain provisions of the 2017 TCJA that became effective in fiscal 2022. The 2021 amounts include the reorganization of international subsidiaries; the 2020 amounts include the impact of the new tax legislation enactment in Switzerland, both of which are further described below.
(3) Certain prior year amounts have been reclassified to conform to current year presentation.

The fiscal year 2022 effective tax rate increased 9.1% as compared to the fiscal year 2021 effective tax rate. As part of the planned separation of the Company’s Consumer Health business, the Company has recognized approximately $0.5 billion in net incremental tax costs in fiscal year 2022, which increased the 2022 effective tax rate by approximately 2.2%.

Additionally, the Company recorded certain non-recurring favorable tax items in fiscal year 2021 which resulted in an unfavorable impact to the Company’s fiscal 2022 effective tax rate when compared to the prior fiscal year. These items are described below. The Company’s 2022 tax rate also benefited from certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in fiscal 2022, the impairment of bermekimab for AD and HS IPR&D (for further information see Note 5 of the 2022 10-K Consolidated Financial Statements) and changes in the fair value of securities in the Company’s investment portfolio, both recorded at the U.S. statutory rate.

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

Also, in the fiscal fourth quarter of 2021, the Company recognized a loss on certain U.S. affiliates related to the previously impaired book value of certain intangibles, which reduced the 2021 tax rate by approximately 1.3% which is reflected as a “Tax benefits from loss on capital assets” on the effective tax rate reconciliation. Additionally other fiscal 2021 impacts to the rate were primarily driven by litigation and acquisition related items as follows:

•the Company accrued additional legal expenses, of approximately $1.6 billion for talc at an effective tax rate of 23.5% and $0.8 billion for Risperdal Gynecomastia settlements at an effective tax rate of 16.4% (See Note 19 to the Consolidated Financial Statements for more details).
•the Company recorded a partial IPR&D charge of $0.9 billion for the Ottava intangible asset (acquired with the Auris Health acquisition in 2019) at an effective rate of 22.4%.

In fiscal year 2019, Switzerland enacted the Federal Act on Tax Reform and AHV Financing (TRAF) and became effective for fiscal year 2020. The Federal transitional provisions of TRAF allow companies, under certain conditions, to adjust the tax basis in certain assets to fair value (i.e., “step-up”) to be depreciated and amortized resulting in an incremental Swiss tax deduction over the transitional period.

TRAF also provides for parameters which enable the Swiss cantons to establish localized tax rates and regulations for companies. The new cantonal tax parameters include favorable tax benefits for patents and additional research and development tax deductions. The cantonal transitional provisions of TRAF allowed companies to elect either 1) tax basis step-up similar to the Federal transition benefit or 2) alternative statutory tax rate for a period not to exceed 5 years. The Company has operations located in various Swiss cantons.

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
•the accrual of additional legal costs, including an additional $1.0 billion associated with a revised agreement in principle to settle opioid litigation at an effective tax rate of 21.4%

The Company also reduced the contingent consideration liability related to the Auris Health acquisition in 2019 and reversed some of its unrecognized tax benefits due to the completion of several years of tax examinations in certain jurisdictions during the fiscal year 2020.

Temporary differences and carryforwards at the end of fiscal years 2022 and 2021 were as follows:

	2022 Deferred Tax			2021 Deferred Tax(1)
(Dollars in Millions)	Asset	Liability		Asset	Liability
Employee related obligations	$725			1,244
Stock based compensation	687			679
Depreciation of property, plant and equipment		(858)			(876)
Goodwill and intangibles		(4,271)	(3)		(2,659)	(2)
R&D capitalized for tax	2,611			1,664
Reserves & liabilities	2,761			2,882
Income reported for tax purposes	2,045			2,566
Net realizable operating loss carryforwards(4)	1,260			1,720
Undistributed foreign earnings	1,565	(1,693)		1,015	(1,461)
Global intangible low-taxed income		(3,547)			(4,853)
Miscellaneous international	1,053	(65)		870	(39)
Miscellaneous U.S.	476				(16)
Total deferred income taxes	$13,183	(10,434)		12,640	(9,904)
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Amount is inclusive of the $2.3 billion deferred tax asset established as part of the reorganized ownership structure of certain wholly-owned international subsidiaries, as previously described.
(3) Amount is inclusive of the $1.8 billion deferred tax liability due to the acquisition of Abiomed.
(4) Net of valuation allowances of $0.9 billion in both 2022 and 2021.

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
The following table summarizes the activity related to unrecognized tax benefits:

(Dollars in Millions)	2022	2021	2020
Beginning of year	$3,323	3,373	3,853
Increases related to current year tax positions	523	242	265
Increases related to prior period tax positions	143	23	668
Decreases related to prior period tax positions	(148)	(128)	(551)
Settlements	(1)	(187)	(839)
Lapse of statute of limitations	(11)	—	(23)
End of year	$3,829	3,323	3,373

The unrecognized tax benefits of $3.8 billion at January 1, 2023, if recognized, would affect the Company’s annual effective tax rate. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. In the fiscal year 2020, the Company made its final payments for approximately $0.7 billion to the U.S. Treasury related to the final settlement of 2010-2012 tax audit liability.

In other major jurisdictions where the Company conducts business, the years that remain open to tax audits go back to the year 2008. The Company believes it is possible that some tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions, including in the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments or change in uncertain tax positions, if any.

The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $139 million, $44 million and $32 million in fiscal years 2022, 2021 and 2020, respectively. The total amount of accrued interest was $651 million and $512 million in fiscal years 2022 and 2021, respectively.

9.Employee Related Obligations
At the end of fiscal 2022 and fiscal 2021, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2022	2021
Pension benefits	$2,698	4,088
Postretirement benefits	1,734	2,069
Postemployment benefits	2,832	3,117
Deferred compensation	100	181
Total employee obligations	7,364	9,455
Less current benefits payable	597	557
Employee related obligations — non-current	$6,767	8,898
Prepaid employee related obligations of $4,581 million and $4,436 million for 2022 and 2021, respectively, are included in Other assets on the Consolidated Balance Sheets.

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

In 2022 and 2021 the Company used December 31, 2022 and December 31, 2021, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.

Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2022, 2021 and 2020 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2022	2021	2020	2022	2021	2020
Service cost	$1,327	1,421	1,380	320	309	287
Interest cost	911	770	955	105	81	133
Expected return on plan assets	(2,757)	(2,645)	(2,461)	(8)	(7)	(7)
Amortization of prior service cost	(184)	(181)	2	(5)	(31)	(31)
Recognized actuarial losses (gains)	655	1,257	891	121	151	142
Curtailments and settlements	1	1	23	—	—	—
Net periodic benefit cost (credit)	$(47)	623	790	533	503	524

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

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost
Service cost discount rate	2.46%	2.14	2.82	2.59	2.09	3.04
Interest cost discount rate	2.80%	2.34	3.13	2.64	2.33	3.08
Rate of increase in compensation levels	4.02%	4.01	4.00	4.21	4.25	4.25
Expected long-term rate of return on plan assets	7.25%	7.71	8.12

Benefit Obligation
Discount rate	5.01%	2.49	2.14	5.42	2.68	2.23
Rate of increase in compensation levels	4.00%	4.01	4.00	4.21	4.21	4.27

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

The following table displays the assumed healthcare cost trend rates, for all individuals:

Healthcare Plans	2022	2021
Healthcare cost trend rate assumed for next year	5.99%	5.33%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.01%	3.73%
Year the rate reaches the ultimate trend rate	2047	2046

The following table sets forth information related to the benefit obligation and the fair value of plan assets at fiscal year-end 2022 and 2021 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2022	2021	2022	2021
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$41,582	43,300	4,878	5,028
Service cost	1,327	1,421	320	309
Interest cost	911	770	105	81
Plan participant contributions	67	67	—	—
Amendments	7	5	—	—
Actuarial (gains) losses(1)	(12,213)	(2,132)	(704)	(188)
Divestitures & acquisitions	—	(2)	—	—
Curtailments, settlements & restructuring	(7)	(7)	—	—
Benefits paid from plan	(1,228)	(1,157)	(393)	(348)
Effect of exchange rates	(815)	(683)	(9)	(4)
Projected benefit obligation — end of year	$29,631	41,582	4,197	4,878
Change in Plan Assets
Plan assets at fair value — beginning of year	$41,930	38,195	102	90
Actual return (loss) on plan assets	(8,665)	4,439	(17)	17
Company contributions	270	969	386	343
Plan participant contributions	67	67	—	—
Settlements	(5)	(7)	—	—
Divestitures & acquisitions	—	(2)	—	—
Benefits paid from plan assets	(1,228)	(1,157)	(393)	(348)
Effect of exchange rates	(855)	(574)	—	—
Plan assets at fair value — end of year	$31,514	41,930	78	102
Funded status — end of year	$1,883	348	(4,119)	(4,776)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$4,581	4,436	—	—
Current liabilities	(132)	(115)	(461)	(438)
Non-current liabilities	(2,566)	(3,973)	(3,658)	(4,338)
Total recognized in the consolidated balance sheet — end of year	$1,883	348	(4,119)	(4,776)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$3,948	5,539	239	1,113
Prior service cost (credit)(1)	(1,417)	(1,610)	(7)	(13)
Unrecognized net transition obligation	—	—	—	—
Total before tax effects	$2,531	3,929	232	1,100

Accumulated Benefit Obligations — end of year	$28,023	39,049

(1)The actuarial gain for retirement plans in 2022 and 2021 was primarily related to increases in discount rates.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2022	2021	2022	2021
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost (credit)	$(47)	623	533	503
Net actuarial (gain) loss	(793)	(3,927)	(751)	(199)
Amortization of net actuarial loss	(655)	(1,257)	(121)	(151)
Prior service cost (credit)	7	5	—	—
Amortization of prior service (cost) credit	183	181	5	31
Effect of exchange rates	(140)	(136)	(1)	—
Total loss/(income) recognized in other comprehensive income, before tax	$(1,398)	(5,134)	(868)	(319)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,445)	(4,511)	(335)	184

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

In 2022, the Company contributed $119 million and $151 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2022 and December 31, 2021, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Plan Assets	$20,937	27,944	—	—	10,577	13,986	—	—
Projected Benefit Obligation	18,394	25,041	1,937	2,703	9,024	13,428	276	410
Accumulated Benefit Obligation	17,696	23,985	1,872	2,479	8,202	12,212	253	373
Over (Under) Funded Status
Projected Benefit Obligation	$2,543	2,903	(1,937)	(2,703)	1,553	558	(276)	(410)
Accumulated Benefit Obligation	3,241	3,959	(1,872)	(2,479)	2,375	1,774	(253)	(373)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $2.9 billion, $2.9 billion and $0.3 billion, respectively, at the end of 2022, and $3.9 billion, $4.2 billion and $0.3 billion, respectively, at the end of 2021.

The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2023	2024	2025	2026	2027	2028-2032
Projected future benefit payments
Retirement plans	$1,445	1,457	1,532	1,609	1,708	10,034
Other benefit plans	$471	485	433	447	462	2,539

The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2023	2024	2025	2026	2027	2028-2032
Projected future contributions	$123	128	136	141	146	816

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

The Company’s retirement plan asset allocation at the end of 2022 and 2021 and target allocations for 2023 are as follows:

	Percent of Plan Assets		Target Allocation
	2022	2021	2023
Worldwide Retirement Plans
Equity securities	62%	65%	61%
Debt securities	38	35	39
Total plan assets	100%	100%	100%
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

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2022 and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(1)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Short-term investment funds	$33	102	13	1,033	—	—	—	—	46	1,135
Government and agency securities	—	—	5,863	7,016	—	—	—	—	5,863	7,016
Debt instruments	—	—	3,681	3,505	—	—	—	—	3,681	3,505
Equity securities	8,846	14,107	2	2	—	—	—	—	8,848	14,109
Commingled funds	—	—	4,362	5,496	56	105	6,106	8,708	10,524	14,309
Other assets	—	—	33	34	13	15	2,506	1,807	2,552	1,856
Investments at fair value	$8,879	14,209	13,954	17,086	69	120	8,612	10,515	31,514	41,930

(1) The activity for the Level 3 assets is not significant for all years presented.

The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $78 million and $102 million at December 31, 2022 and December 31, 2021, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $21 million (0.1% of total plan assets) at December 31, 2022 and $385 million (0.9% of total plan assets) at December 31, 2021.

11.Savings Plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which he/she is eligible. Total Company matching contributions to the plans were $275 million, $256 million and $243 million in fiscal years 2022, 2021 and 2020, respectively.

12.Capital and Treasury Stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at December 29, 2019	487,336	$38,417
Employee compensation and stock option plans	(21,765)	(3,148)
Repurchase of common stock	21,760	3,221
Balance at January 3, 2021	487,331	38,490
Employee compensation and stock option plans	(17,399)	(2,847)
Repurchase of common stock	20,946	3,456
Balance at January 2, 2022	490,878	39,099
Employee compensation and stock option plans	(20,007)	(3,440)
Repurchase of common stock	35,375	6,035
Balance at January 1, 2023	506,246	$41,694

Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of fiscal years 2022, 2021 and 2020.

Cash dividends paid were $4.45 per share in fiscal year 2022, compared with dividends of $4.19 per share in fiscal year 2021, and $3.98 per share in fiscal year 2020.
On January 3, 2023, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on March 7, 2023 to shareholders of record as of February 21, 2023.
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. Share repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. Through January 1, 2023, approximately $2.5 billion has been repurchased under the program.

13.Accumulated Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/(Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
December 29, 2019	$(8,705)	—	(6,891)	(295)	(15,891)
Net 2020 changes	(233)	1	(66)	947	649
January 3, 2021	(8,938)	1	(6,957)	652	(15,242)
Net 2021 changes	(1,079)	(4)	4,255	(988)	2,184
January 2, 2022	(10,017)	(3)	(2,702)	(336)	(13,058)
Net 2022 changes	(1,796)	(24)	1,805	106	91
January 1, 2023	$(11,813)	(27)	(897)	(230)	(12,967)

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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies, (Argentina and Venezuela). Beginning in the fiscal second quarter of 2022, the Company also accounted for operations in Turkey as highly inflationary. The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during fiscal years 2022, 2021 and 2020 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $328 million, $236 million and $209 million in fiscal years 2022, 2021 and 2020, respectively.

15.Earnings Per Share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021:

(In Millions Except Per Share Amounts)	2022	2021	2020
Basic net earnings per share	$6.83	7.93	5.59
Average shares outstanding — basic	2,625.2	2,632.1	2,632.8
Potential shares exercisable under stock option plans	140.1	138.0	118.3
Less: shares repurchased under treasury stock method	(101.4)	(96.1)	(80.4)
Adjusted average shares outstanding — diluted	2,663.9	2,674.0	2,670.7
Diluted net earnings per share	$6.73	7.81	5.51

The diluted net earnings per share calculation for the fiscal years 2022 and 2021 included all shares related to stock options, as the exercise price of these options was less than the average market value of the Company's stock.

The diluted net earnings per share calculation for fiscal year 2020 excluded 18 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company's stock.

16.Common Stock, Stock Option Plans and Stock Compensation Agreements
At January 1, 2023, the Company had one stock-based compensation plan. The shares outstanding are for contracts under the Company's 2012 Long-Term Incentive Plan and the 2022 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan expired on April 26, 2022. All awards (stock options, restricted shares units and performance share units) granted subsequent to that date were under the 2022 Long-Term Incentive Plan. Under the 2022 Long-Term Incentive Plan, the Company may issue up to 150 million shares of common stock, of which up to 110 million shares of common stock may be issued subject to stock options or stock appreciation rights and up to 40 million shares of common stock may be issued subject to full value awards. Awards will generally be counted on a 1-for-1 basis against the share reserve, provided that if more than 40 million full value awards are granted, each full value award in excess of 40 million will be counted on a 5-for-1 basis against the share reserve. Shares available for future grants under the 2022 Long-Term Incentive Plan were 150 million at the end of fiscal year 2022.
The compensation cost that has been charged against income for these plans was $1,138 million, $1,135 million and $1,005 million for fiscal years 2022, 2021 and 2020, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $196 million, $218 million and $210 million for fiscal years 2022, 2021 and 2020, respectively. The Company also recognized additional income tax benefits of $282 million, $223 million and $248 million for fiscal years 2022, 2021 and 2020, respectively, for which options were exercised or restricted shares were vested. The total unrecognized compensation cost was $939 million, $862 million and $804 million for fiscal years 2022, 2021 and 2020, respectively. The weighted average period for this cost to be recognized was 1.80 years, 1.78 years and 1.76 years for fiscal years 2022, 2021, and 2020, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2022, 2021, and 2020 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.

The average fair value of options granted was $23.23, $20.86 and $16.42, in fiscal years 2022, 2021 and 2020, respectively. The fair value was estimated based on the weighted average assumptions of:

	2022	2021	2020
Risk-free rate	1.98%	0.83%	1.47%
Expected volatility	18.00%	18.59%	15.33%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	2.70%	2.50%	2.60%

A summary of option activity under the Plan as of January 1, 2023, January 2, 2022 and January 3, 2021, and changes during the years ending on those dates is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at December 29, 2019	111,637	$105.63	$4,478
Options granted	20,723	151.41
Options exercised	(16,275)	86.05
Options canceled/forfeited	(1,835)	137.62
Shares at January 3, 2021	114,250	116.22	4,703
Options granted	18,525	164.62
Options exercised	(13,248)	97.48
Options canceled/forfeited	(2,166)	149.75
Shares at January 2, 2022	117,361	125.36	5,364
Options granted	19,809	165.89
Options exercised	(16,310)	100.15
Options canceled/forfeited	(2,188)	160.56
Shares at January 1, 2023	118,672	$134.95	$4,949

The total intrinsic value of options exercised was $1,228 million, $919 million and $1,021 million in fiscal years 2022, 2021 and 2020, respectively.

The following table summarizes stock options outstanding and exercisable at January 1, 2023:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$72.54-$100.48	17,221	1.5	$93.07	17,221	$93.07
$101.87-$115.67	22,039	3.6	$108.78	22,039	$108.78
$129.51-$141.06	24,870	5.7	$130.88	24,228	$130.85
$151.41-$164.62	35,465	7.6	$157.75	150	$156.21
$164.63-$165.89	19,077	9.1	$165.89	23	$165.89
	118,672	5.8	$134.95	63,661	$113.06
(1) Average contractual life remaining in years.
Stock options outstanding at January 2, 2022 and January 3, 2021 were 117,361 and an average life of 5.8 years and 114,250 and an average life of 6.0 years, respectively. Stock options exercisable at January 2, 2022 and January 3, 2021 were 62,742 at an average price of $104.42 and 61,289 at an average price of $96.97, respectively.
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

A summary of the restricted share units and performance share units activity under the Plans as of January 1, 2023 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at January 2, 2022	14,122	2,312
Granted	5,154	753
Issued	(4,866)	(637)
Canceled/forfeited/adjusted	(794)	(71)
Shares at January 1, 2023	13,616	2,357
The average fair value of the restricted share units granted was $153.67, $152.62 and $139.58 in fiscal years 2022, 2021 and 2020, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $591 million, $611 million and $650 million in 2022, 2021 and 2020, respectively.
The weighted average fair value of the performance share units granted was $170.46, $179.35 and $160.54 in fiscal years 2022, 2021 and 2020, calculated using the weighted average fair market value for each of the component goals at the date of grant.
The fair values for the sales and earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $94 million, $83 million and $91 million in fiscal years 2022, 2021 and 2020, respectively.

17.Segments of Business* and Geographic Areas

	Sales to Customers			% Change
(Dollars in Millions)	2022	2021	2020	’22 vs. ’21	’21 vs. ’20

CONSUMER HEALTH (1)
OTC
U.S.	$2,782	2,594	2,460	7.3%	5.4
International	3,249	3,034	2,761	7.1	9.9
Worldwide	6,031	5,627	5,221	7.2	7.8
Skin Health/Beauty
U.S.	2,337	2,400	2,350	(2.6)	2.1
International	2,015	2,141	2,100	(5.9)	1.9
Worldwide	4,352	4,541	4,450	(4.2)	2.0
Oral Care
U.S.	635	637	683	(0.3)	(6.7)
International	871	1,008	958	(13.6)	5.1
Worldwide	1,505	1,645	1,641	(8.5)	0.2
Baby Care
U.S.	357	378	376	(5.5)	0.5
International	1,104	1,188	1,141	(7.1)	4.1
Worldwide	1,461	1,566	1,517	(6.7)	3.2
Women's Health
U.S.	13	13	13	1.7	(1.6)
International	891	905	888	(1.5)	1.8
Worldwide	904	917	901	(1.5)	1.8
Wound Care/Other
U.S.	475	495	480	(4.0)	3.1
International	224	243	240	(8.0)	1.7
Worldwide	700	739	720	(5.3)	2.6
TOTAL CONSUMER HEALTH
U.S.	6,599	6,516	6,362	1.3	2.4
International	8,354	8,519	8,088	(1.9)	5.3
Worldwide	14,953	15,035	14,450	(0.5)	4.0

PHARMACEUTICAL(1)
Immunology
U.S.	11,036	10,843	10,175	1.8	6.6
International	5,899	5,907	4,880	(0.1)	21.0
Worldwide	16,935	16,750	15,055	1.1	11.3
REMICADE
U.S.	1,417	2,019	2,508	(29.8)	(19.5)
U.S. Exports	204	236	346	(13.6)	(31.9)
International	722	935	893	(22.8)	4.8
Worldwide	2,343	3,190	3,747	(26.6)	(14.9)
SIMPONI / SIMPONI ARIA
U.S.	1,166	1,127	1,155	3.5	(2.4)
International	1,017	1,148	1,088	(11.4)	5.5
Worldwide	2,184	2,276	2,243	(4.0)	1.4
STELARA
U.S.	6,388	5,938	5,240	7.6	13.3
International	3,335	3,196	2,467	4.4	29.6
Worldwide	9,723	9,134	7,707	6.5	18.5
TREMFYA
U.S.	1,844	1,503	926	22.7	62.3
International	824	624	421	32.0	48.2
Worldwide	2,668	2,127	1,347	25.4	57.9
OTHER IMMUNOLOGY
U.S.	17	21	—	(18.4)	**
International	0	3	11	**	(73.3)
Worldwide	17	24	11	(28.2)	**

Infectious Diseases
U.S.	1,680	2,249	1,735	(25.3)	29.7
International	3,769	3,576	1,808	5.4	97.8
Worldwide	5,449	5,825	3,543	(6.5)	64.4
COVID-19 VACCINE
U.S.	120	634	—	(81.1)	**
International	2,059	1,751	—	17.6	**
Worldwide	2,179	2,385	—	(8.6)	**
EDURANT / rilpivirine
U.S.	36	41	44	(10.8)	(7.6)
International	972	953	920	2.0	3.6
Worldwide	1,008	994	964	1.5	3.1
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	1,494	1,508	1,587	(1.0)	(4.9)
International	449	575	597	(21.9)	(3.6)
Worldwide	1,943	2,083	2,184	(6.7)	(4.6)
OTHER INFECTIOUS DISEASES
U.S.	30	66	104	(55.5)	(36.0)
International	289	297	292	(2.6)	1.7
Worldwide	318	363	396	(12.3)	(8.3)

Neuroscience
U.S.	3,570	3,347	3,091	6.7	8.3
International	3,323	3,641	3,435	(8.7)	6.0
Worldwide	6,893	6,988	6,526	(1.4)	7.1
CONCERTA / methylphenidate
U.S.	151	172	183	(12.5)	(5.8)
International	493	495	439	(0.4)	12.8
Worldwide	644	667	622	(3.5)	7.3
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	2,714	2,550	2,314	6.5	10.2
International	1,426	1,472	1,339	(3.1)	10.0
Worldwide	4,140	4,022	3,653	3.0	10.1
RISPERDAL CONSTA
U.S.	257	287	296	(10.4)	(2.9)
International	228	305	346	(25.3)	(11.8)
Worldwide	485	592	642	(18.1)	(7.7)
OTHER NEUROSCIENCE
U.S.	447	338	298	32.4	13.3
International	1,176	1,368	1,312	(14.1)	4.3
Worldwide	1,623	1,706	1,610	(4.9)	6.0

Oncology
U.S.	6,930	5,958	5,092	16.3	17.0
International	9,052	8,590	7,275	5.4	18.1
Worldwide	15,983	14,548	12,367	9.9	17.6
DARZALEX
U.S.	4,210	3,169	2,232	32.8	42.0
International	3,767	2,854	1,958	32.0	45.8
Worldwide	7,977	6,023	4,190	32.4	43.8
ERLEADA
U.S.	968	813	583	19.2	39.3
International	913	478	176	**	* *
Worldwide	1,881	1,291	760	45.7	70.0
IMBRUVICA
U.S.	1,390	1,747	1,821	(20.4)	(4.0)
International	2,394	2,622	2,307	(8.7)	13.6
Worldwide	3,784	4,369	4,128	(13.4)	5.8
ZYTIGA /abiraterone acetate
U.S.	74	119	373	(37.8)	(68.1)
International	1,696	2,178	2,097	(22.1)	3.9
Worldwide	1,770	2,297	2,470	(22.9)	(7.0)
OTHER ONCOLOGY
U.S.	289	110	83	**	31.7
International	283	458	738	(38.3)	(37.9)
Worldwide	571	568	821	0.6	(30.8)

Pulmonary Hypertension
U.S.	2,346	2,365	2,133	(0.8)	10.9
International	1,071	1,085	1,015	(1.3)	6.9
Worldwide	3,417	3,450	3,148	(1.0)	9.6
OPSUMIT
U.S.	1,132	1,147	1,008	(1.3)	13.7
International	651	672	631	(3.2)	6.6
Worldwide	1,783	1,819	1,639	(2.0)	11.0
UPTRAVI
U.S.	1,104	1,056	955	4.5	10.5
International	218	181	138	20.4	31.1
Worldwide	1,322	1,237	1,093	6.9	13.1
OTHER
U.S.	110	163	169	(32.3)	(3.7)
International	202	232	247	(12.8)	(5.9)
Worldwide	313	395	416	(20.8)	(5.0)

Cardiovascular / Metabolism / Other
U.S.	3,042	3,192	3,509	(4.7)	(9.0)
International	845	927	1,025	(8.9)	(9.6)
Worldwide	3,887	4,119	4,534	(5.6)	(9.2)
XARELTO
U.S.	2,473	2,438	2,345	1.4	4.0
International	—	—	—	—	—
Worldwide	2,473	2,438	2,345	1.4	4.0
INVOKANA/ INVOKAMET
U.S.	193	308	564	(37.4)	(45.4)
International	255	254	231	0.1	9.9
Worldwide	448	563	795	(20.4)	(29.3)
OTHER(2)
U.S.	376	446	600	(15.5)	(25.7)
International	590	673	794	(12.3)	(15.2)
Worldwide	966	1,119	1,394	(13.6)	(19.7)

TOTAL PHARMACEUTICAL
U.S.	28,604	27,954	25,735	2.3	8.6
International	23,959	23,726	19,440	1.0	22.0
Worldwide	52,563	51,680	45,175	1.7	14.4

MEDTECH*(3)
Interventional Solutions
U.S.	2,169	1,836	1,452	18.2	26.4
International	2,131	2,135	1,594	(0.2)	34.0
Worldwide	4,300	3,971	3,046	8.3	30.4
Orthopaedics
U.S.	5,321	5,126	4,779	3.8	7.3
International	3,267	3,462	2,984	(5.6)	16.0
Worldwide	8,587	8,588	7,763	0.0	10.6
HIPS
U.S.	943	878	793	7.3	10.7
International	571	602	487	(5.1)	23.6
Worldwide	1,514	1,480	1,280	2.3	15.6
KNEES
U.S.	851	787	743	8.2	5.9
International	508	538	427	(5.7)	26.1
Worldwide	1,359	1,325	1,170	2.6	13.3
TRAUMA
U.S.	1,882	1,819	1,648	3.5	10.4
International	989	1,066	966	(7.2)	10.4
Worldwide	2,871	2,885	2,614	(0.5)	10.4
SPINE, SPORTS & OTHER
U.S.	1,645	1,642	1,595	0.2	2.9
International	1,198	1,256	1,104	(4.6)	13.8
Worldwide	2,843	2,898	2,699	(1.9)	7.4
Surgery
U.S.	3,897	3,867	3,249	0.8	19.0
International	5,793	5,945	4,983	(2.6)	19.3
Worldwide	9,690	9,812	8,232	(1.2)	19.2
ADVANCED
U.S.	1,784	1,761	1,535	1.3	14.9
International	2,785	2,861	2,304	(2.6)	24.1
Worldwide	4,569	4,622	3,839	(1.1)	20.4
GENERAL
U.S.	2,113	2,105	1,714	0.4	22.7
International	3,008	3,085	2,679	(2.5)	15.2
Worldwide	5,121	5,190	4,392	(1.3)	18.1
Vision
U.S.	1,990	1,857	1,557	7.2	19.3
International	2,859	2,831	2,362	1.0	19.8
Worldwide	4,849	4,688	3,919	3.4	19.6
CONTACT LENSES / OTHER
U.S.	1,522	1,398	1,213	8.9	15.2
International	2,022	2,043	1,781	(1.0)	14.7
Worldwide	3,543	3,440	2,994	3.0	14.9

SURGICAL
U.S.	468	459	344	2.0	33.5
International	837	788	581	6.2	35.7
Worldwide	1,306	1,248	925	4.6	34.9

TOTAL MEDTECH
U.S.	13,377	12,686	11,036	5.4	14.9
International	14,050	14,374	11,923	(2.3)	20.6
Worldwide	27,427	27,060	22,959	1.4	17.9

WORLDWIDE
U.S.	48,580	47,156	43,133	3.0	9.3
International	46,363	46,619	39,451	(0.6)	18.2
Worldwide	$94,943	93,775	82,584	1.3%	13.6
*Certain prior year amounts have been reclassified to conform to current year presentation
**Percentage greater than 100% or not meaningful
(1)Approximately $0.4 billion in both the fiscal 2021 and 2020, of certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes
(2) Inclusive of PROCRIT / EPREX which was previously disclosed separately
(3) Previously referred to as Medical Devices

	Income (Loss) Before Tax*			Identifiable Assets
(Dollars in Millions)	2022 (3)	2021 (4)	2020 (5)	2022	2021
Consumer Health	$2,930	1,573	(852)	$24,068	25,081
Pharmaceutical	15,901	17,969	15,250	58,436	64,376
MedTech	4,607	4,373	3,044	70,956	53,372
Total	23,438	23,915	17,442	153,460	142,829
Less: Expense not allocated to segments (1)	624	1,072	945
Less: Consumer Health separation costs	1,089	67
General corporate (2)				33,918	39,189
Worldwide total	$21,725	22,776	16,497	$187,378	182,018
*Income before tax of approximately $0.2 billion and $0.2 billion in the fiscal years 2021 and 2020, respectively, has been reclassified as certain international OTC products, primarily in China, were reclassified from the Pharmaceutical segment to the Consumer Health segment based on operational changes

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2022	2021	2020	2022	2021	2020
Consumer Health	$323	331	248	$658	759	785
Pharmaceutical	1,374	1,198	863	3,687	4,029	4,006
MedTech	2,120	1,933	1,980	2,302	2,286	2,140
Segments total	3,817	3,462	3,091	6,647	7,074	6,931
General corporate	192	190	256	323	316	300
Worldwide total	$4,009	3,652	3,347	$6,970	7,390	7,231

	Sales to Customers			Long-Lived Assets (6)
(Dollars in Millions)	2022	2021	2020	2022	2021
United States	$48,580	47,156	43,133	$66,283	48,586
Europe	23,449	23,594	18,980	38,774	43,257
Western Hemisphere excluding U.S.	6,125	5,750	5,335	2,737	2,708
Asia-Pacific, Africa	16,789	17,275	15,136	4,431	5,035
Segments total	94,943	93,775	82,584	112,225	99,586
General corporate				1,134	1,014
Other non long-lived assets				74,019	81,418
Worldwide total	$94,943	93,775	82,584	$187,378	182,018
See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In fiscal year 2022, the Company utilized three wholesalers distributing products for all three segments that represented approximately 16.5%, 13.0% and 12.0% of the total consolidated revenues. In fiscal year 2021, the Company had three wholesalers distributing products for all three segments that represented approximately 14.0%, 11.0% and 11.0% of the total consolidated revenues. In fiscal year 2020, the Company had three wholesalers distributing products for all three segments that represented approximately 16.0%, 12.0%, and 12.0% of the total consolidated revenues.
(1)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense.
(2)General corporate includes cash, cash equivalents and marketable securities.
(3)Consumer Health includes:
•Litigation expense of $0.2 billion
•A restructuring related charge of $0.1 billion
Pharmaceutical includes:
•One-time COVID-19 Vaccine manufacturing exit related costs of $1.5 billion
•An intangible asset impairment charge of approximately $0.8 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS) acquired with the acquisition of XBiotech, Inc. in the fiscal year 2020. Additional information regarding efficacy of the AD and HS indications became available which led the Company to the decision to terminate the development of bermekimab for AD and HS
•Litigation expense of $0.1 billion
•Loss of $0.7 billion related to the change in the fair value of securities
•A restructuring related charge of $0.1 billion
MedTech includes:
•Litigation expense of $0.6 billion primarily for pelvic mesh related costs
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.3 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
(4)    Consumer Health includes:
•Litigation expense of $1.6 billion, primarily talc related costs
•A restructuring related charge of $0.1 billion
Pharmaceutical includes:
•Litigation expense of $0.6 billion, primarily related to Risperdal Gynecomastia
•Divestiture gains of $0.6 billion
•Gains of $0.5 billion related to the change in the fair value of securities
•A restructuring related charge of $0.1 billion

MedTech includes:
•A restructuring related charge of $0.3 billion
•An in-process research and development expense of $0.9 billion related to Ottava
•A Medical Device Regulation charge of $0.2 billion
•Litigation expense of $0.1 billion
(5)    Consumer Health includes:
•Litigation expense of $3.9 billion, primarily talc related costs and certain settlements.
Pharmaceutical includes:
•Litigation expense of $0.8 billion, primarily related to the agreement in principle to settle opioid litigation
•A gain of $0.5 billion related to the change in the fair value of securities
•A restructuring related charge of $0.1 billion
MedTech includes:
•A contingent consideration reversal of $1.1 billion related to the timing of certain developmental milestones associated with the Auris Health acquisition.
•Litigation expense of $0.3 billion
•A restructuring related charge of $0.3 billion
•An in-process research and development expense of $0.2 billion
•A Medical Device Regulation charge of $0.1 billion
(6) Long-lived assets include property, plant and equipment, net for fiscal years 2022, and 2021 of $19,803 and $18,962, respectively, and intangible assets and goodwill, net for fiscal years 2022 and 2021 of $93,556 and $81,638, respectively.

18.Acquisitions and Divestitures
During the fiscal year 2022, certain businesses were acquired for $17.7 billion in cash and $1.1 billion of liabilities assumed. These acquisitions were accounted for using the acquisition method and, accordingly, results of operations have been included in the financial statements from their respective dates of acquisition.
The excess of purchase price over the estimated fair value of tangible assets acquired amounted to $17.3 billion and has been assigned to identifiable intangible assets, with any residual recorded to goodwill.
The fiscal year 2022 acquisitions primarily included Abiomed, Inc. (Abiomed). The remaining acquisitions were not material.
On December 22, 2022, the Company completed the acquisition of Abiomed, a leading, first-to-market provider of cardiovascular medical technology with a first-in-kind portfolio for the treatment of coronary artery disease and heart failure which also has an extensive innovation pipeline of life-saving technologies. The transaction broadens the Company’s position as a growing cardiovascular innovator, advancing the standard of care in heart failure and recovery, one of healthcare’s largest areas of unmet need. The transaction was accounted for as a business combination and the results of operations were included in the MedTech segment as of the date of the acquisition. The acquisition was completed through a tender offer for all outstanding shares. The consideration paid in the acquisition consisted of an upfront payment of $380.00 per share in cash, amounting to $17.1 billion, net of cash acquired, as well as a non-tradeable contingent value right (“CVR”) entitling the holder to receive up to $35.00 per share in cash (which with respect to the CVRs total approximately $1.6 billion in the aggregate) if certain commercial and clinical milestones are achieved. The corresponding enterprise value (without taking into account the CVRs) of approximately $16.5 billion includes cash, cash equivalents and marketable securities acquired.
The milestones of the CVR consist of:
a.$17.50 per share, payable if net sales for Abiomed products exceeds $3.7 billion during Johnson & Johnson’s fiscal second quarter of 2027 through fiscal first quarter of 2028, or if this threshold is not met during this period and is subsequently met during any rolling four quarter period up to the end of Johnson & Johnson’s fiscal first quarter of 2029, $8.75 per share;
b.$7.50 per share payable upon FDA premarket application approval of the use of Impella® products in ST-elevated myocardial infarction (STEMI) patients without cardiogenic shock by January 1, 2028; and
c.$10.00 per share payable upon the first publication of a Class I recommendation for the use of Impella® products in high risk PCI or STEMI with or without cardiogenic shock within four years from their respective clinical endpoint publication dates, but in all cases no later than December 31, 2029.

The fair value of the acquisition was allocated to assets acquired of $19.9 billion (net of $0.3 billion cash acquired), primarily to goodwill for $10.9 billion, amortizable intangible assets for $6.6 billion, IPR&D for $1.1 billion, marketable securities of $0.6 billion and liabilities assumed of $2.8 billion, which includes the fair value of the contingent consideration mentioned above for $0.7 billion and deferred taxes of $1.8 billion. The goodwill is primarily attributable to the commercial acceleration and expansion of the portfolio and is not expected to be deductible for tax purposes. The contingent consideration was recorded in Other Liabilities on the Consolidated Balance Sheet.
As the acquisition occurred in December 2022, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare appraisals. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.
The amortizable intangible assets were primarily comprised of already in-market products of the Impella® platform with an average weighted life of 14 years. The IPR&D assets were valued for technology programs for unapproved products. The value of the IPR&D was calculated using probability-adjusted cash flow projections discounted for the risk inherent in such projects. The probability of success factor ranged from 52% to 70%. The discount rate applied was 9.5%.
In 2022, the Company recorded acquisition related costs before tax of approximately $0.3 billion, which was recorded in Other (income)/expense.
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
During the fiscal first quarter of 2020, the Company completed the acquisition of all rights to the investigational compound bermekimab, which has multiple dermatological indications, along with certain employees from XBiotech Inc., for a purchase price of $0.8 billion. The fair value of the acquisition was allocated primarily to non-amortizable intangible assets, primarily IPR&D, for $0.8 billion applying a probability of success factor that ranged from 20% to 60% to reflect inherent development, regulatory and commercial risk for the different indications. The discount rate applied was approximately 16%. The transaction was accounted for as a business combination and included in the Pharmaceutical segment. In fiscal 2022, the Company recorded an intangible asset impairment charge of approximately $0.8 billion related to this in-process research and development asset.
Additionally, in the fiscal first quarter of 2020, the Company completed the acquisition of all outstanding shares in Verb Surgical Inc., a company with significant robotics and data science capabilities, including those shares previously held by Verily. The transaction was accounted for as a business combination and included in the MedTech segment. The fair value of the acquisition was allocated primarily to non-amortizable intangible assets, primarily IPR&D, for $0.4 billion, goodwill for $0.2 billion, other assets of $0.2 billion and liabilities assumed of $0.3 billion. The fair value of the Company's previously held equity investment in Verb Surgical Inc. was $0.4 billion.
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

In accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, supplemental pro forma information for fiscal years 2022, 2021 and 2020 is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations.

Divestitures
During fiscal year 2022, the Company did not make any material divestitures.
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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of January 1, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

PRODUCT LIABILITY
The Company and certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company has established accruals for product liability claims and lawsuits in compliance with ASC 450-20 based on currently available information, which in some cases may be limited. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company has accrued additional amounts such as estimated costs associated with settlements, damages and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.

The most significant of these cases include: the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; the PINNACLE Acetabular Cup System; pelvic meshes; RISPERDAL; body powders containing talc, primarily JOHNSON'S Baby Powder; ETHICON PHYSIOMESH Flexible Composite Mesh; ELMIRON; and TYLENOL. As of January 1, 2023, in the United States there were approximately 170 plaintiffs with direct claims in pending lawsuits regarding injuries allegedly due to the DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System; 1,400 with respect to the PINNACLE Acetabular Cup System; 9,000 with respect to pelvic meshes; 1,100 with respect to RISPERDAL; 40,300 with respect to body powders containing talc; 2,100 with respect to ETHICON PHYSIOMESH Flexible Composite Mesh; 2,000 with respect to ELMIRON; and 170 with respect to TYLENOL. The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed.

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

Claims for personal injury have also been made against DePuy Orthopaedics, Inc. and the Company (collectively, DePuy) relating to the PINNACLE Acetabular Cup System used in hip replacement surgery. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. Most cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Texas (Texas MDL). Beginning on June 1, 2022, the Judicial Panel on Multidistrict Litigation ceased transfer of new cases into the Texas MDL, and there are now cases pending in federal court outside the Texas MDL. Litigation also has been filed in state courts and in countries outside of the United States. Prior to 2019, several adverse verdicts had been rendered against DePuy, one of which was reversed on appeal and remanded for retrial. During the first quarter of 2019, DePuy established a United States settlement program to resolve these cases. As part of the settlement program, adverse verdicts have been settled. The Company has established an accrual for product liability litigation associated with the PINNACLE Acetabular Cup System and the related settlement program.

Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, France, Ireland, Italy, Spain and Slovenia and class actions in Israel, Australia, Canada and South Africa. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In September 2022, after exhausting its appeals, the Company reached an in-principle agreement to resolve the two pelvic mesh class actions in Australia, pending Federal Court approval. In November 2022, the application for approval of the settlement was filed, and a hearing on the settlement has been scheduled for the end of February 2023. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021. The parties in the Israeli class action are currently finalizing the terms of the settlement. A motion to approve the settlement was filed with the Court. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.

Following a June 2016 worldwide market withdrawal of ETHICON PHYSIOMESH Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District

of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Of the cases subject to the MSA, 2,236 have been dismissed with prejudice. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. As of January 2023, there are approximately 208 active cases subject to these orders which are being reviewed and evaluated.

Claims have also been filed against Ethicon and the Company alleging personal injuries arising from the PROCEED Mesh and PROCEED Ventral Patch hernia mesh products. In March 2019, the New Jersey Supreme Court entered an order consolidating these cases pending in New Jersey as an MCL in Atlantic County Superior Court. Additional cases have been filed in various federal and state courts in the United States, and in jurisdictions outside the United States.

Ethicon and the Company also have been subject to claims for personal injuries arising from the PROLENE Polypropylene Hernia System. In January 2020, the New Jersey Supreme Court created an MCL in Atlantic County Superior Court to handle such cases. Cases involving this product have also been filed in other federal and state courts in the United States.

In October 2022, an agreement in principle, subject to various conditions, was reached to settle the majority of the pending cases involving Proceed, Proceed Ventral Patch, Prolene Hernia System and related multi-layered mesh products. All litigation activities in the two New Jersey MCLs are stayed pending resolution of the proposed settlement. Future cases that are filed in the New Jersey MCLs will be subject to docket control orders requiring early expert reports and discovery requirements.

The Company has established accruals with respect to product liability litigation associated with ETHICON PHYSIOMESH Flexible Composite Mesh, PROCEED Mesh and PROCEED Ventral Patch, and PROLENE Polypropylene Hernia System products.

Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and the Company arising out of the use of RISPERDAL, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits primarily have been filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in October 2019 of $8.0 billion of punitive damages related to one plaintiff, which the trial judge reduced to $6.8 million in January 2020. In September 2021, the Company entered into a settlement in principle with the counsel representing plaintiffs in this matter and in substantially all of the outstanding cases in the United States. The costs associated with this and other settlements are reflected in the Company’s accruals.

Claims for personal injury arising out of the use of XARELTO, an oral anticoagulant, have been made against Janssen Pharmaceuticals, Inc. (JPI); the Company; and JPI’s collaboration partner for XARELTO, Bayer Healthcare AG, and certain of its affiliates. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Eastern District of Louisiana. In addition, cases were filed in state courts across the United States. Many of these cases were consolidated into a state mass tort litigation in Philadelphia, Pennsylvania and in a coordinated proceeding in Los Angeles, California. Class action lawsuits also have been filed in Canada. In March 2019, JPI and the Company announced an agreement in principle to settle the XARELTO cases in the United States; the settlement agreement was executed in May 2019, the settlement became final in December 2019, and the settlement was funded in January 2020. This resolved the majority of cases pending in the United States. The Company has established accruals for its costs associated with the United States settlement program and XARELTO related product liability litigation.

A significant number of personal injury claims alleging that talc causes cancer were made against Johnson & Johnson Consumer Inc. and the Company arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder. The number of these personal injury lawsuits, filed in state and federal courts in the United States as well as outside of the United States, continued to increase.

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

In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). As a result of the LTL Bankruptcy Case, the North Carolina Bankruptcy Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, the Company, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties (the Protected Parties). The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey in November 2021, and that court extended the PI through the end of February 2022. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions by order issued in March 2022. The New Jersey Bankruptcy Court simultaneously issued another order extending the stay as to the Protected Parties. The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss and the extension of the stay. In May 2022, the Third Circuit Court of Appeals granted the petitions to appeal. The briefing and oral argument on the appeal were completed in September 2022. On January 30, 2023, the Third Circuit reversed the Bankruptcy Court’s ruling and remanded to the Bankruptcy Court to dismiss the LTL bankruptcy. LTL filed a petition for rehearing on the decision.

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

A class action advancing claims relating to industrial talc was filed against the Company and others in New Jersey state court in May 2022 (the Edley Class Action). The Edley Class Action asserts, among other things, that the Company fraudulently defended past asbestos personal injury lawsuits arising from exposure to industrial talc mined, milled, and manufactured before January 6, 1989 by the Company’s then wholly owned subsidiary, Windsor Minerals, Inc., which is currently a debtor in the Imerys Bankruptcy described hereafter. The Company removed the Edley Class Action to federal court in the District of New Jersey. In July 2022, Imerys filed a motion in the Imerys Bankruptcy to stay the Edley Class Action, which was denied in August 2022. In October 2022, the Company filed motions to dismiss and to deny certification of a class to pursue the Edley Class Action in the New Jersey District Court.

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

In October 2021, Imerys cancelled the confirmation hearing on the Plan. Imerys, the TCC, the FCR, certain of Imerys’s insurers, and certain parties in the Cyprus Mines chapter 11 case (described below) (collectively the Mediation Parties) agreed to engage in mediation. The most recent term of the mediation ended on December 31, 2022.

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

In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. Plaintiff is seeking damages. In April 2019, the Company moved to dismiss the complaint and briefing on the motion was complete as of August 2019. In December 2019, the Court denied, in part, the motion to dismiss. In March 2020, the Company answered the complaint. In April 2021, briefing on Plaintiff’s motion for class certification was completed. In July 2021, the Company filed a notice of supplemental authority in opposition to Plaintiff’s motion for class certification, and Plaintiff filed a response. In December 2021, the Company filed a motion to supplement the class certification record, and in January 2022, Plaintiff responded. In March 2022, LTL asked the New Jersey Bankruptcy Court to stay the securities class action. In April 2022, Defendants filed a second motion to supplement the class certification record. In May 2022, the New Jersey Bankruptcy Court entered an order staying the securities class action. Plaintiff has appealed the Bankruptcy Court’s order.

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that the Company violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. In October 2021, Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit. A bankruptcy stay was imposed in December 2021, and the Court held the reply deadline in abeyance. In February 2022, the Bankruptcy Court issued an order extending the stay. The appeal continues to be held in abeyance, with the Company being required to file periodic status updates.

In addition, the Company has received inquiries, subpoenas, and requests to produce documents regarding talc matters and the LTL Bankruptcy Case from various governmental authorities. The Company has produced documents and responded to inquiries, and will continue to cooperate with government inquiries.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and the Company, arising out of the use of INVOKANA, a prescription medication indicated to improve glycemic control in adults with Type 2 diabetes. In December 2016, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the United States District Court for the District of New Jersey. Cases have also been filed in state courts. Class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has settled or otherwise resolved many of the cases and claims in the United States and the costs associated with these settlements are reflected in the Company’s accruals.

Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and the Company, arising out of the use of ELMIRON, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey. In addition, cases have been filed in various state courts of New Jersey, which have been coordinated in a multi-county litigation in Bergen County, as well as the Court of Common Pleas in Philadelphia, which have been coordinated and granted mass tort designation. In addition, three class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense and indemnity costs associated with ELMIRON related product liability litigation.

Claims for personal injury have been made against Johnson and Johnson Consumer Inc. (JJCI), arising out of the use of TYLENOL, an over-the-counter pain medication, alleging that prenatal exposure to acetaminophen is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the United States District Court for the Southern District of New York. In addition, lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with TYLENOL related product liability litigation.

INTELLECTUAL PROPERTY
Certain subsidiaries of the Company are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the coverage and/or validity of the patents on various products and allegations that certain of the Company’s products infringe the patents of third parties. Although these subsidiaries believe that they have substantial defenses to these challenges and allegations with respect to all significant patents, there can be no assurance as to the outcome of these matters. A loss in any of these cases could adversely affect the ability of these subsidiaries to sell their products, result in loss of sales due to loss of market exclusivity, require the payment of past damages and future royalties, and may result in a non-cash impairment charge for any associated intangible asset. Significant matters are described below.

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

In August 2019, RSB Spine LLC (RSB Spine) filed a patent infringement suit against DePuy Synthes, Inc. in the United States District Court for the District of Delaware. In October 2019, RSB Spine amended the complaint to change the named defendants to DePuy Synthes Sales, Inc. and DePuy Synthes Products, Inc. In the suit, RSB Spine alleges willful infringement of U.S. Patent Nos. 6,984,234 (’234) and 9,713,537 (’537) by one or more of the following products: ZERO-P-VA Spacer, ZERO-P Spacer, ZERO-P NATURAL Plate, SYNFIX LR Spacer and SYNFIX Evolution System. RSB Spine seeks monetary damages and injunctive relief. In November 2019, the suit was consolidated for pre-trial purposes with other patent infringement suits brought by RSB Spine in the United States District Court for the District of Delaware against Life Spine, Inc., Medacta USA, Inc., and Precision Spine, Inc. In June 2022, DePuy filed potentially dispositive summary judgment motions that the ’234 patent is invalid as anticipated and the ’537 patent is not infringed. In November 2022, the Court granted DePuy’s summary judgment motion that the ’234 patent is invalid as anticipated and denied DePuy’s motion that the ’537 patent is not infringed. In December 2022, the Court conducted a jury trial on the ’537 patent where the jury found that the ’537 patent was not literally infringed, but that DePuy infringed under the doctrine of equivalents (DOE). The jury awarded RSB $12 million in damages subject to post-trial motions and appeals.

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

ZYTIGA

Beginning in January 2019, Janssen Inc., Janssen Oncology, Inc., and BTG International Ltd. (collectively, Janssen) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against Apotex Inc. (Apotex), Pharmascience Inc. (Pharmascience) and Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) in response to those parties’ filing of Abbreviated New Drug Submissions (ANDS) seeking approval to market generic versions of ZYTIGA before the expiration of the Canadian Patent No. 2,661,422 (’422). The trial in these actions concluded in November 2020, and the Court issued a decision holding the ’422 patent invalid in January 2021. In February 2021, Janssen appealed the decision. The appeal hearing took place in September 2022. In November 2022, Janssen's appeal was dismissed.

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

In July 2021, JPI and Bayer filed a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc. and Mylan Inc. (collectively, Mylan) which filed an ANDA seeking approval to market a generic version of XARELTO (2.5 mg) before expiration of the ’310 patent. In August 2021, JPI and Bayer filed a motion before the United States Judicial Panel on Multidistrict Litigation (the MDL panel) to transfer this lawsuit to the United States District Court for the District of Delaware for coordinated and consolidated pretrial proceedings. In December 2021, the MDL panel granted the motion. In August 2022, after receiving a second notice letter from Mylan regarding the same ANDA, JPI and Bayer filed a second patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan. In September 2022, Mylan moved to dismiss the second lawsuit. In September 2022, the MDL panel transferred the second lawsuit to the District of Delaware. No trial date has been set for these two lawsuits. In October 2022, Mylan voluntarily withdrew its motion to dismiss.

In each of these lawsuits, JPI and Bayer are seeking an order enjoining defendants from marketing their generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent. In January 2023, the court issued an order staying the lawsuits until after a final written decision is issued in the Inter Partes Review proceedings on the ’310 patent.

In February 2022, Mylan Pharmaceuticals Inc. filed a Petition for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate the ’310 patent. In August 2022, the Patent Trial and Appeal Board (PTAB) issued a decision instituting IPR.

In September 2022, InvaGen Pharmaceuticals, Inc. filed a Petition for IPR with the USPTO seeking to invalidate the ’310 patent. Also in September 2022, Teva Pharmaceuticals USA, Inc. filed a Petition for IPR with the USPTO seeking to invalidate the ’310 patent. In October 2022, the PTAB issued decisions instituting IPR in both proceedings and joining them with the earlier IPR proceeding filed by Mylan Pharmaceuticals Inc.

In September 2022, JPI, Bayer, and Bayer Intellectual Property GmbH (BIP) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against USV Private Limited (USV), who filed an ANDA seeking approval to market generic versions of XARELTO (2.5 mg, 10 mg, 15 mg, and 20 mg) before the expiration of the '310 patent and U.S. Patent No. 9,539,218 (’218). JPI, Bayer, and BIP are seeking an order enjoining USV from marketing its generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent, and its generic versions of XARELTO (10 mg, 15 mg, and 20 mg) before the expiration of the ’218 patent. In November 2022, the MDL panel transferred this lawsuit to the United States District Court for the District of Delaware.

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

In November 2022, JPI, Bayer, and BIP initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Epic Pharma, LLC (Epic), who filed an ANDA seeking approval to market generic versions of XARELTO (2.5 mg, 10 mg, 15 mg, and 20 mg) before the expiration of the ’310 patent and the ’218 patent. JPI, Bayer, and BIP are seeking an order enjoining Epic from marketing its generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent, and its generic versions of XARELTO (10 mg, 15 mg, and 20 mg) before the expiration of the ’218 patent.

In December 2022, JPI and Bayer initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively, Apotex), who filed an ANDA seeking approval to market generic versions of XARELTO (2.5 mg) before the expiration of the ’310 patent. JPI and Bayer are seeking an order enjoining Apotex from marketing its generic version of XARELTO (2.5 mg) before the expiration of the ’310 patent.

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

In January 2023, Janssen and Actelion initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Generic Medical Partners Inc. (GMP) in Canada in response to GMP’s filing of an ANDS seeking approval to market a generic version of OPSUMIT 10 mg, before the expiration of Canadian Patent Nos. 2,659,770 and 2,621,273.

In each of these Canadian actions, Janssen and Actelion are seeking an order enjoining the defendants from marketing their generic versions of OPSUMIT before the expiration of the relevant patents.

In January 2023, Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. (collectively, Actelion) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc. (collectively, Sun) who filed an ANDA seeking approval to market a generic version of OPSUMIT before the expiration of U.S. Patent Nos. 7,094,781 (’781) and 10,946,015 (’015). Actelion is seeking an order enjoining Sun from marketing their generic versions of OPSUMIT before the expiration of the ’781 and ’015 patents.

INVEGA SUSTENNA

In January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva), which filed an ANDA seeking approval to market a generic version of INVEGA SUSTENNA before the expiration of U.S. Patent No. 9,439,906 (’906). Trial concluded in October 2020. In October 2021, the court issued a decision in Janssen’s favor. Teva has appealed the decision.

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

In June 2022, Janssen Canada initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Apotex in response to Apotex’s Notice of Allegation of invalidity with respect to the original ANDS and in response to Apotex’s filing of an ANDS seeking approval to market a generic version of an additional strength of INVEGA SUSTENNA before the expiration of the ’335 patent. A trial is scheduled to begin in March 2024.

In each of these Canadian lawsuits, Janssen Canada is seeking an order enjoining the defendant from marketing a generic version of INVEGA SUSTENNA before the expiration of the relevant patents.

INVEGA TRINZA

In September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC (collectively, Janssen) initiated a patent infringement lawsuit in the United States District Court for the District of New Jersey against Mylan Laboratories Limited, Mylan Pharmaceuticals Inc., and Mylan Institutional LLC (collectively, Mylan). Mylan filed an ANDA seeking approval to market generic versions of INVEGA TRINZA (546 mg) before expiration of U.S. Patent No. 10,143,693 (’693) relating to INVEGA TRINZA (546 mg).

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

In January 2022, the court consolidated the three cases into the case filed in September 2020. In each of these consolidated cases, Janssen is seeking an order enjoining Mylan from marketing its generic versions of INVEGA TRINZA before expiration of the ’693 patent. Trial was conducted in November and December 2022, and post-trial briefing is proceeding. Closing arguments will be held in March 2023.

IMBRUVICA

In March 2019, Pharmacyclics LLC (Pharmacyclics) and Janssen Biotech, Inc. (JBI) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Alvogen Pine Brook LLC and Natco Pharma Ltd. (collectively, Alvogen), which filed an ANDA seeking approval to market generic versions of IMBRUVICA tablets, asserting infringement of U.S. Patent Nos. 7,514,444; 8,003,309; 8,476,284; 8,497,277; 8,697,711; 8,753,403; 8,754,090; 8,754,091; 8,952,015; 8,957,079; 9,181,257; 9,296,753; 9,655,857; 9,725,455; 10,010,507; 10,106,548; and 10,125,140. In June 2019, Pharmacyclics and JBI amended their complaint against Alvogen to further allege infringement of U.S. Patent No. 10,213,386.

Trial against Alvogen took place in October 2020. In August 2021, the District Court issued a decision in favor of Pharmacyclics and Janssen finding the asserted claims against Alvogen to be infringed and not invalid. In November 2022, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

In September 2021, Pharmacyclics and Janssen Inc. (Janssen Canada) initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Natco Pharma (Canada) Inc. (Natco) in response to Natco’s filing of two ANDSs seeking approval to market generic versions of IMBRUVICA capsules before the expiration of Canadian Patent Nos. 2,663,116 (’116); 2,928,721 (’721); 2,800,913 (’913); 3,007,787 (’787); 3,007,788 (’788); 2,875,986 (’986); and 3,022,256 (’256). In this lawsuit, Pharmacyclics and Janssen Canada are seeking an order enjoining Natco from marketing its generic version of IMBRUVICA before the expiration of the relevant patents. Trial is scheduled to begin in July 2023.

In October 2022, Pharmacyclics and Janssen Canada initiated a second Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Natco in response to Natco’s filing of an ANDS seeking approval to market a generic version of IMBRUVICA capsules before the expiration of the ’116, ’721, ’913, ’787, and ’788 patents and Canadian Patent No. 2,851,808. In this lawsuit, Pharmacyclics and Janssen Canada are seeking an order enjoining Natco from marketing its generic version of IMBRUVICA capsules before the expiration of the relevant patents. Trial in this second action is scheduled to begin in August 2024.

In February 2023, Pharmacyclics and Janssen Canada initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of IMBRUVICA capsules before the expiration of the ’116, ’913, ’787, and ’788 patents. Also in February 2023, Pharmacyclics and Janssen initiated a Statement of Claim under Section 8.2 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz asserting the ’721 and ’256 patents, which are also listed in Health Canada’s Patent Register for IMBRUVICA. In these lawsuits, Pharmacyclics and Janssen Canada are seeking an order enjoining Sandoz from marketing its generic version of IMBRUVICA capsules before the expiration of the relevant patents. A trial date for these actions has not been set.

SYMTUZA

In November 2021, Janssen Products, L.P. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Limited, Lupin Pharmaceuticals, Inc., MSN Laboratories Private Ltd., MSN Life Sciences Private Ltd., and MSN Pharmaceuticals Inc. (collectively, Lupin), which filed an ANDA seeking approval to market a generic version of SYMTUZA before the expiration of U.S. Patent Nos. 10,039,718 (’718) and 10,786,518 (’518). The trial is scheduled to begin in October 2023.

In October 2022, Janssen Products, L.P. and Janssen Sciences Ireland Unlimited Company (collectively, Janssen) and Gilead Sciences, Inc. and Gilead Sciences Ireland UC (collectively, Gilead) initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Apotex Inc. and Apotex Corp. (collectively, Apotex), which filed an ANDA seeking approval to market a generic version of SYMTUZA before the expiration of the ’718 and ’518 patents.

In each of these U.S. lawsuits, Janssen is seeking an order enjoining the defendant from marketing a generic version of SYMTUZA before the expiration of the relevant patents.

ERLEADA

In May 2022, Aragon Pharmaceuticals, Inc. and Janssen Biotech, Inc. (collectively, Janssen) and Sloan Kettering Institute for Cancer Research (SKI) initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of U.S. Patent No. 9,481,663 (’663). In August 2022, Janssen and SKI filed a first amended complaint against Lupin adding U.S. Patent Nos. 9,884,054 (’054), 10,052,314 (’314), 10,702,508 (’508) and 10,849,888 (’888) to the suit. Janssen and SKI are seeking an order enjoining Lupin from marketing its generic version of ERLEADA before the expiration of the ’663, ’054, ’314, ’508, and ’888 patents. In August 2022, Janssen and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

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

In May 2022, Janssen, The Regents of the University of California (UC), and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Sandoz Inc. (Sandoz), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663 patent and U.S. Patent Nos. 8,445,507 (’507), 8,802,689 (’689), 9,338,159 (’159), and 9,987,261 (’261). In August 2022, Janssen, UC, and SKI filed a first amended complaint against Sandoz adding the ’054, ’314, ’508, and ’888 patents to the suit. In August 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. In December 2022, Janssen, UC, and SKI filed a second amended complaint against Sandoz withdrawing the ’054, ’314, ’508, and ’888 patents from the suit without prejudice. Janssen, UC, and SKI are seeking an order enjoining Sandoz from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159, and ’261 patents. The New Jersey action is proceeding.

In May 2022, Janssen, UC, and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Eugia Pharma Specialities Limited, Aurobindo Pharma USA, Inc., and Auromedics Pharma LLC (collectively, Eugia), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507, ’689, ’159 and ’261 patents. In September 2022, Janssen, UC, and SKI filed a first amended complaint against Eugia adding U.S. Patent Nos. 9,884,054 (’054), 10,052,314 (’314), 10,702,508 (’508) and 10,849,888 (’888) to the suit. In September 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. Janssen, UC, and SKI are seeking an order enjoining Eugia from marketing its generic version of ERLEADA before the expiration of the ’663,’507, ’689, ’159, ’261, ’054, ’314, ’508, and ’888 patents. The New Jersey action is proceeding.

In May 2022, Janssen, UC, and SKI initiated patent infringement lawsuits in United States District Court for the Districts of New Jersey and Delaware against Hetero Labs Limited Unit V and Hetero USA, Inc. (collectively, Hetero), which filed an ANDA seeking approval to market a generic version of ERLEADA before the expiration of the ’663, ’507,’054, ’314,’508, and ’888 patents. Janssen, UC, and SKI are seeking an order enjoining Hetero from marketing its generic version of ERLEADA before the expiration of the ’663, ’507, ’054, ’314, ’508 and ’888 patents. In August 2022, Janssen, UC, and SKI voluntarily dismissed the Delaware complaint. The New Jersey action is proceeding.

UPTRAVI

In August 2022, Actelion Pharmaceuticals Ltd, and Janssen Inc. (collectively, Janssen) and Nippon Shinyaku Co. (Nippon Shinyaku) initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. in response to Sandoz’s filing of an ANDS seeking approval to market generic versions of UPTRAVI tablets before the expiration of Canadian Patent Nos. 2,731,370 and 2,764,475. In this lawsuit, Janssen and Nippon Shinyaku are seeking an order enjoining Sandoz from marketing its generic version of UPTRAVI before the expiration of the relevant patents. A trial is scheduled to begin in May 2024.

In November 2022, Actelion Pharmaceuticals US Inc. and Actelion Pharmaceuticals Ltd (collectively, Actelion) and Nippon Shinyaku Co., Ltd. (Nippon Shinyaku) initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals Inc. (collectively, Alembic) who filed an

ANDA seeking approval to market generic versions of UPTRAVI injection for intravenous use before expiration of U.S. Patent Nos. 8,791,122 (’122) and 9,284,280 (’280) relating to UPTRAVI. In this lawsuit, Actelion and Nippon Shinyaku are seeking an order enjoining Alembic from marketing a generic version of UPTRAVI before the expiration of the relevant patents. A trial date has not been set.

In February 2023, Actelion and Nippon Shinyaku initiated a patent infringement lawsuit in the United States District Court for the District of Delaware against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) who filed an ANDA seeking approval to market generic versions of UPTRAVI injection for intravenous use before expiration of the ’122 and ’280 patents relating to UPTRAVI. In this lawsuit, Actelion and Nippon Shinyaku are seeking an order enjoining Lupin from marketing a generic version of UPTRAVI before the expiration of the relevant patents. A trial date has not been set.

Other Litigation

In November 2021, Janssen Pharmaceutica N.V. (Janssen) provided to Alkermes Pharma Ireland Limited, Elan Pharma International Limited, and Elan Drug Delivery, Inc. three-months’ notice of termination of a License Agreement by and among Elan Pharmaceutical Research Corp., d/b/a Nanosystems, Elan Pharma International Limited and Janssen, executed in March, 1999. In November 2021, Janssen also provided to Alkermes Pharma Ireland Limited three-months’ notice of termination of a License Agreement between Elan Pharma International Limited and Janssen executed in July 2003. In April 2022, in response to these notices, Alkermes Pharma Ireland Limited (Alkermes) initiated arbitration in the International Institute for Conflict Prevention and Resolution. The parties exchanged opening briefs in July 2022 and responsive briefs in September 2022. In December 2022, the Arbitration Tribunal issued an Interim Decision finding that Janssen may terminate the agreements, but it may not continue to sell products developed during the term of the agreements without continuing to pay royalties to Alkermes.

GOVERNMENT PROCEEDINGS
Like other companies in the pharmaceutical, consumer health and medical devices industries, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which they operate. Such regulation has been the basis of government investigations and litigations. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.

Average Wholesale Price (AWP) Litigation
The Company and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. The case brought by Illinois was settled after trial. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), the Company and ALZA Corporation. All other cases have been resolved.

Opioid Litigation
Beginning in 2014 and continuing to the present, the Company and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in close to 3,500 lawsuits related to the marketing of opioids, including DURAGESIC, NUCYNTA and NUCYNTA ER. The suits also raise allegations related to previously owned active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children born with Neonatal Abstinence Syndrome; hospitals; and health insurers/payors. To date, complaints against pharmaceutical manufacturers, including the Company and JPI, have been filed by the state Attorneys General in Arkansas, Florida, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, South Dakota, Texas, Washington and West Virginia. Complaints against the manufacturers also have been filed in state or federal court by city, county and local government agencies in every state but Alaska. The Government of Puerto Rico filed suit in Superior Court of San Juan.

The Company, JPI and other pharmaceutical companies had also received subpoenas or requests for information related to opioids marketing practices from the following state Attorneys General: Alaska, Indiana, Montana, New Hampshire, South Carolina, Tennessee, Texas and Washington. In September 2017, the Company and JPI were contacted by the Texas and Colorado Attorney General’s Offices on behalf of approximately 38 states regarding a multi-state Attorney General investigation.

In 2019, the trial in the matter filed by the Oklahoma Attorney General resulted in a judgment against the Company and JPI in the amount of $465 million. The Company and JPI appealed the judgment, and in November 2021, the Oklahoma Supreme Court reversed the trial court’s judgment and directed entry of judgment for Defendants. In October 2019 the Company and JPI announced a settlement of the first case set for trial in the MDL with two counties in Ohio. In April 2021, three California counties and the City of Oakland commenced a trial in California state court against the Company and JPI, and other affiliates, as well as three other pharmaceutical manufacturers. The trial concluded in October 2021, and in December 2021, the Court entered a final trial judgment in favor of Defendants on all claims. In February 2022, Plaintiffs’ motion to set aside and vacate the judgment was denied. Plaintiffs appealed the judgment, but later filed a request to dismiss the appeal after electing to participate in the national settlement agreement.

In October 2019, the Company announced a proposed agreement in principle that would include the Company paying $4 billion as settlement of these matters that had not been tried or settled. In October 2020, the Company agreed to contribute up to an additional $1 billion to an all-in settlement amount that would resolve opioid lawsuits filed and future claims by states, cities, counties and tribal governments, for a total of $5 billion which has been accrued, subject to various conditions and an agreement being finalized. This agreement is not an admission of liability or wrong-doing. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately half of the all-in settlement was expected to be paid by the end of fiscal year 2022, depending upon the level of participation by the states and their subdivisions. The terms provided a period of time for states to elect to participate in the agreement and, thereafter, a period for the subdivisions of the participating states to opt-in. Based on expected participation, the Company committed in advance to proceed with the settlement in five of the participating states (New York, Texas, Florida, Nevada, and New Mexico) and with tribal governments. By late February 2022, 45 states, five territories, the District of Columbia, and the vast majority of eligible subdivisions had elected to participate in the settlement, and the Company confirmed that the level of participation was sufficient to proceed with the agreement as to all participants. The agreement was effective in April 2022. Also in April 2022, the Company entered into settlement agreements with the states of Alabama and West Virginia and their participating subdivisions. In July 2022, the Company reached a settlement agreement with all litigating Oklahoma subdivisions, and in September 2022, the Company settled with the State of New Hampshire and its participating subdivisions. Consequently, by the end of the fiscal year 2022, the Company had settled the opioid claims advanced by all states except Washington.

There are approximately 60 cases remaining post-settlement in various state courts. There are approximately 570 remaining federal cases against the Company and JPI coordinated in a federal Multi-District Litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio, and approximately 20 additional cases pending against the Company and JPI in other federal courts. In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. In October 2019, an antitrust complaint was filed by private plaintiffs in federal court in Tennessee and is pending transfer to the MDL. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

In August 2019, the Company received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act.

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

In November 2019, one of the shareholders who sent a demand filed a derivative complaint against the Company as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that the Company has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted the Company’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed filed a motion for reconsideration. In May 2022, the state court held oral argument on the motion for reconsideration and subsequently denied the motion. The shareholder has appealed the state court’s dismissal order.

Other
In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss in July 2021. DePuy filed a motion for reconsideration of the District Court’s July 2021 ruling. In November 2021, the District Court granted DePuy’s motion for reconsideration and dismissed the case with prejudice. The District Court’s order was unsealed in December 2021. The relators filed several post-dismissal motions, including a January 2022 omnibus motion for reconsideration, which the District Court denied. Following the District Court’s order dismissing the case with prejudice, DePuy filed a December 2021 motion seeking the recovery of attorneys’ fees and costs, which the District Court denied except as to costs. The Relators have appealed the District Court’s dismissal of the case to the First Circuit. The briefing on the appeal is complete, the First Circuit held oral argument on December 6, 2022, and the First Circuit’s decision remains pending.

In October 2012, the Company was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by the Company’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against the Company, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In April 2019, the Company and Ethicon settled the Washington case. In October 2019, the Company and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. In April 2020, the Company settled the West Virginia case. In October 2020, the Company settled with the Attorney General of Oregon. In November 2020, the Company settled with the Attorney General of Mississippi. Trial in the Kentucky matter is scheduled for June 2023. The California case started trial in July 2019 and concluded in September 2019. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company’s motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company appealed the penalty judgment. In April 2022, the Court of Appeals reduced the judgment to $302 million, but otherwise denied the appeal. In July 2022, the Supreme Court of California denied the Company’s petition to review the Court of Appeals decision, and the Company recorded a charge to reflect the judgment in the second quarter of 2022. In November 2022, the Company petitioned the United States Supreme Court for review.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against the Company and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. The Company and JJCI moved for summary judgment on the grounds that the State’s claim was barred by preemption, which the trial court denied. The Mississippi Supreme Court granted the Company and JJCI’s request to file an interlocutory appeal of the denial of the motion for summary judgment in late 2019. Briefing and oral argument were completed. Thereafter, the Court rejected the interlocutory appeal in April 2021 and remanded the matter to the trial court. In August 2021, JJCI filed a Petition for Writ of Certiorari in the United States Supreme Court as to the Mississippi Supreme Court’s ruling of April 2021. In December 2021 the United States Supreme Court denied the Petition for Writ of Certiorari. After the Mississippi Supreme Court remanded the matter to the trial court, the State moved for a trial setting. JJCI objected to any trial setting as barred by the stay arising from the LTL Bankruptcy Case, referenced above, while the State argued that the stay did not apply. In January 2022, the Court granted the State’s motion for trial setting and directed the parties to consult with the Court administrator to secure a trial date. In February 2022, the trial court set the case for trial to begin in February 2023. However, given the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a temporary stay of discovery until May 2022. The temporary stay expired in May 2022. LTL thereafter moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. The State filed an appeal to the Third Circuit concerning the stay order.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The State of New Mexico filed an Amended Complaint in March 2020. The Company moved to dismiss certain of the claims in the Amended Complaint, which was granted. The Company then filed a motion for partial judgment on the pleadings in December 2020, which was denied. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. In December 2022, the State filed an appeal to the Third Circuit concerning the stay order. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations.

Forty-two states and the District of Columbia have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow up requests from those states. In March 2022, each of the forty-two states (including Mississippi and New Mexico) agreed to mediation of their claims in the LTL Bankruptcy Case. In July 2022, New Mexico and Mississippi indicated they would no longer voluntarily submit to further mediation in the LTL Bankruptcy and would proceed with their respective cases in state court. LTL moved the New Jersey Bankruptcy Court for an order staying further proceedings in those two actions, which the Bankruptcy Court granted in October 2022. In December 2022, the Bankruptcy Court allowed New Mexico and Mississippi to file a direct appeal of its stay.

In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and the case is proceeding to trial.

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

In April and September 2017, the Company received subpoenas from the United States Attorney for the District of Massachusetts seeking documents broadly relating to pharmaceutical copayment support programs for DARZALEX, OLYSIO, REMICADE, SIMPONI, STELARA and ZYTIGA. The subpoenas also seek documents relating to Average Manufacturer Price and Best Price reporting to the Center for Medicare and Medicaid Services related to those products, as well as rebate payments to state Medicaid agencies. The Company has provided documents in response to the subpoenas.

In June 2017, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes, Inc. (DePuy) spinal implants at three hospitals in Boston as well as interactions of employees of Company subsidiaries with physicians at these hospitals. The Company and DePuy fully cooperated with the government’s investigation. In January 2023, the Company, DePuy Synthes, Inc., and DePuy Synthes Sales Inc. entered into a settlement agreement with the United States resolving the matter for an immaterial amount.

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

GENERAL LITIGATION
Beginning in September 2017, multiple purported class actions were filed on behalf of indirect purchasers of REMICADE against the Company and Janssen Biotech, Inc. (collectively, Janssen) alleging that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE. The cases were consolidated for pre-trial purposes as In re REMICADE Antitrust Litigation in United States District Court for the Eastern District of Pennsylvania. This case was settled in February 2022. The final approval hearing is scheduled for February 2023.

In June 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand to the Company and Janssen Biotech, Inc. (collectively, Janssen) in connection with its investigation of whether Janssen’s REMICADE contracting practices violate federal antitrust laws. The Company has produced documents and information responsive to the Civil Investigative Demand. Janssen is in ongoing discussions with the FTC staff regarding its inquiry.

In February 2022, the United States Federal Trade Commission (FTC) issued Civil Investigative Demands to Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in connection with its investigation of whether advertising practices for REMICADE violate federal law. Janssen has produced documents and information responsive to the Civil Investigative Demands. Janssen is in ongoing discussions with the FTC staff regarding the inquiry.

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. Janssen filed its Notice of Defense in July 2022. Genmab and Janssen have cross-moved for early disposition of the arbitration. Argument was had in January 2023.

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

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers Squibb and Japan Tobacco. In March 2020, the Court granted in part and denied in part defendants’ motions to dismiss. Plaintiffs filed an amended complaint in April 2020. Defendants moved to dismiss the amended complaint. In July 2020, the Court granted in part and denied in part the renewed motion to dismiss. In December 2021, several insurance companies and other payers filed individual “Opt-Out” complaints containing allegations similar to the original complaint. In September 2022, the Court granted in part and denied in part plaintiff’s motion for class certification. In January 2023, the Court granted in part and denied in part defendants’ motion for summary judgment. Trial is scheduled for May 2023.

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

In November 2019, the Company received a demand for indemnification from Pfizer Inc. (Pfizer), pursuant to the 2006 Stock and Asset Purchase Agreement between the Company and Pfizer. Also in November 2019, Johnson & Johnson Inc. received notice reserving rights to claim indemnification from Sanofi Consumer Health, Inc. (Sanofi), pursuant to the 2016 Asset Purchase Agreement between Johnson & Johnson Inc. and Sanofi. In January 2020, Johnson & Johnson received a demand for indemnification from Boehringer Ingelheim Pharmaceuticals, Inc. (Boehringer Ingelheim), pursuant to the 2006 Asset Purchase Agreement among the Company, Pfizer, and Boehringer Ingelheim. In November 2022, Johnson & Johnson received a demand for indemnification from GlaxoSmithKline LLC (GSK), pursuant to the 2006 Stock and Asset Purchase Agreement between the Company and Pfizer, and certain 1993, 1998, and 2002 agreements between Glaxo Wellcome and Warner-Lambert entities. The notices seek indemnification for legal claims related to over-the-counter ZANTAC (ranitidine) products. Plaintiffs in the underlying actions allege that ZANTAC and other over-the-counter ranitidine medications contain unsafe levels of NDMA (N-nitrosodimethylamine) and can cause and/or have caused various cancers in patients using the products, and seek injunctive and monetary relief. The Company and Johnson & Johnson Inc. have also been named in putative class actions filed in Canada with similar allegations regarding ZANTAC or ranitidine use. Johnson & Johnson Inc. was also named as a defendant along with other manufacturers in various personal injury actions in Canada related to ZANTAC products. Johnson & Johnson Inc. has provided Sanofi notice reserving rights to claim indemnification pursuant to the 2016 Asset Purchase Agreement related to the class actions and personal injury actions.

In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial is scheduled for January 2024.

In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (“EBSI”) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims.

In October 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Merck Sharp & Dohme Corp. with the American Arbitration Association pursuant to the Parties’ agreements relating to production of drug substance and drug product for the Company’s COVID-19 vaccine. Also in October 2022, Merck filed its answer and counterclaims.

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various Johnson & Johnson entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging a strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation has consolidated all pending actions, except one product liability case and one case pending in New Jersey state court, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. The settlement was preliminarily approved by the court in March 2022.

The Company (subsequently substituted by Johnson & Johnson Consumer Inc. (JJCI)) along with more than 120 other companies, is a defendant in a cost recovery and contribution action brought by Occidental Chemical Corporation in June 2018 in the United States District Court for the District of New Jersey, related to the clean-up of a section of the Lower Passaic River in New Jersey.

The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

20. Restructuring
In the fiscal second quarter of 2018, the Company announced plans to implement a series of actions across its Global Supply Chain that are intended to focus resources and increase investments in the critical capabilities, technologies and solutions necessary to manufacture and supply its product portfolio, enhance agility and drive growth. The Global Supply Chain actions include expanding the use of strategic collaborations and bolstering initiatives to reduce complexity, improve cost-competitiveness, enhance capabilities and optimize the Supply Chain network. In fiscal year 2022, the Company recorded a pre-tax charge of $0.5 billion, which is included on the following lines of the Consolidated Statement of Earnings, $0.3 billion in restructuring, $0.1 billion in other (income) expense and $0.1 billion in cost of products sold. Total project costs of approximately $2.2 billion have been recorded since the restructuring was announced. The program was completed in the fiscal fourth quarter of 2022.

The following table summarizes the severance charges and the associated spending under these initiatives through the fiscal year ended 2022:

(Dollars in Millions)	Severance	Asset Write-offs/Sales		Other(2)	Total
Reserve balance, January 3, 2021	$135	—		9	144

2021 activity	(23)	—		16	(7)

Reserve balance, January 2, 2022	112	—		25	137

Current year activity:
Charges	—	15		448	463
Cash settlements	(37)	44	(3)	(439)	(432)
Settled non cash	—	(59)			(59)
Reserve balance, January 1, 2023(1)	$75	—		34	109

(1) Although the restructuring program has been completed in the fiscal year 2022, the Company expects that severance charges will continue beyond that date. The reserve balance as of January 1, 2023 is recorded in the Employee Related Obligation account in the Consolidated Balance Sheet.
(2) Other includes project expense such as salaries for employees supporting these initiatives and consulting expenses.
(3) Represents gain on sale of assets

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Johnson & Johnson

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended January 1, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Abiomed, Inc., (“Abiomed”) from its assessment of internal control over financial reporting as of January 1, 2023, because it was acquired by the Company in a business combination during 2022. We have also excluded Abiomed from our audit of internal control over financial reporting. Abiomed is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended January 1, 2023.

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

U.S. Pharmaceutical Rebate Reserves – Managed Care, Medicare and Medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued Rebates, Returns, and Promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical goods within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $9.6 billion as of January 1, 2023. For significant rebate programs, which include the U.S. Managed Care, Medicare and Medicaid rebate programs, rebates and discounts estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S. pharmaceutical market.

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

Litigation Contingencies – Talc
As described in Notes 1 and 19 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. Management continues to believe that the Company has strong legal grounds to contest the talc verdicts it has appealed. Notwithstanding management’s confidence in the safety of the Company’s talc products, in certain circumstances the Company has settled cases. In October 2021, Johnson & Johnson Consumer Inc. (Old JJCI), a wholly-owned subsidiary of Johnson & Johnson, implemented a corporate restructuring and created a subsidiary, LTL Management LLC (LTL), which became solely responsible for the talc-related liabilities, and another subsidiary, New JJCI, which became responsible for the remaining business of Old JJCI. LTL filed a voluntary petition, seeking relief under chapter 11 of the Bankruptcy Code. As a result of the LTL bankruptcy case, the Court entered a temporary restraining order staying all litigation against LTL and Old JJCI. On November 15, 2021, the North Carolina Bankruptcy Court confirmed the scope of the stay, issuing a Preliminary Injunction (PI) prohibiting and enjoining the commencement and prosecution of talc-related claims against LTL, Old JJCI, New JJCI, Johnson & Johnson, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties. The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey in November 2021, and that court extended the PI through the end of

February 2022. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions by order issued in March 2022. The New Jersey Bankruptcy Court simultaneously issued another order extending the stay as to the Protected Parties. The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss and the extension of the stay. In May 2022,the Third Circuit Court of Appeals granted the petitions to appeal. The briefing and oral argument on the appeal were completed in September 2022. On January 30, 2023, the Third Circuit reversed the Bankruptcy Court’s ruling and remanded to the Bankruptcy Court to dismiss the LTL bankruptcy. LTL has filed a petition for rehearing on the decision.

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
February 16, 2023

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2023. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
The Company acquired Abiomed, Inc. (Abiomed), in a business combination in December 2022. Abiomed's total assets, excluding intangible assets and goodwill, and total sales represented less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended January 1, 2023. As the acquisition occurred in the fiscal year 2022, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2022 excluded the above mentioned acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of January 1, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ J. Duato	/s/ Joseph J. Wolk
Joaquin Duato	Joseph J. Wolk
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

Shareholder Return Performance Graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending January 1, 2023, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2017 and December 31, 2012 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

	2017	2018	2019	2020	2021	2022
Johnson & Johnson	$100.00	$94.86	$110.24	$122.20	$136.19	$144.32
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
S&P Pharmaceutical Index	$100.00	$108.09	$124.40	$133.76	$168.21	$182.43
S&P Healthcare Equipment Index	$100.00	$116.24	$150.32	$176.83	$211.05	$171.25
10 Year Shareholder Return Performance J&J vs. Indices

	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Johnson & Johnson	$100.00	$134.62	$157.95	$159.78	$184.26	$229.23	$217.46	$252.71	$280.13	$312.20	$330.83
S&P 500 Index	$100.00	$132.37	$150.47	$152.53	$170.76	$208.02	$198.87	$261.47	$309.54	$398.32	$326.12
S&P Pharmaceutical Index	$100.00	$135.23	$165.27	$174.84	$172.10	$193.74	$209.41	$241.01	$259.15	$325.89	$353.44
S&P Healthcare Equipment Index	$100.00	$127.69	$161.24	$170.87	$181.95	$238.17	$276.85	$358.03	$421.16	$502.66	$407.86

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.
Item 9A.CONTROLS AND PROCEDURES
    Disclosure Controls and Procedures.  At the end of the period covered by this Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Joaquin Duato, Chairman and Chief Executive Officer, and Joseph J. Wolk, Executive Vice President, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Duato and Wolk concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.
    Reports on Internal Control Over Financial Reporting. The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”, and the attestation regarding internal controls over financial reporting included in the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Report.
    Changes in Internal Control Over Financial Reporting.  During the fiscal quarter ended January 1, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.
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
Equity Compensation Plan Information
    The following table provides certain information as of January 1, 2023 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	134,644,525	$118.94	149,652,710
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	134,644,525	$118.94	149,652,710

(1)Included in this category are the following equity compensation plans which have been approved by the Company’s shareholders: 2012 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan.
(2)This column excludes shares reflected under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights.”
(3)The 2012 Long-Term Incentive Plan expired April 26, 2022. All options and restricted shares granted subsequent to that date were under the 2022 Long-Term Incentive Plan.
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

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.     Financial Statements
    Consolidated Balance Sheets at end of Fiscal Years 2022 and 2021
        Consolidated Statements of Earnings for Fiscal Years 2022, 2021 and 2020
        Consolidated Statements of Comprehensive Income for Fiscal Years 2022, 2021 and 2020
        Consolidated Statements of Equity for Fiscal Years 2022, 2021 and 2020
        Consolidated Statements of Cash Flows for Fiscal Years 2022, 2021 and 2020
        Notes to Consolidated Financial Statements
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
Date: February 16, 2023

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. Duato
J. Duato, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Duato	Chairman of the Board	February 16, 2023
J. Duato	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 16, 2023
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 16, 2023
R. J. Decker Jr.	(Principal Accounting Officer)

/s/D. Adamczyk	Director	February 16, 2023
D. Adamczyk

/s/ M. C. Beckerle	Director	February 16, 2023
M. C. Beckerle

/s/ D. S. Davis	Director	February 16, 2023
D. S. Davis

/s/ I. E. L. Davis	Director	February 16, 2023
I. E. L. Davis

/s/ J. A. Doudna	Director	February 16, 2023
J. A. Doudna

Signature	Title	Date
/s/ M. A. Hewson	Director	February 16, 2023
M. A. Hewson

/s/ H. Joly	Director	February 16, 2023
H. Joly

/s/ M. B. McClellan	Director	February 16, 2023
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 16, 2023
A. M. Mulcahy

/s/ A. E. Washington	Director	February 16, 2023
A. E. Washington

/s/ M. A. Weinberger	Director	February 16, 2023
M. A. Weinberger

/s/ N.Y. West	Director	February 16, 2023
N. Y. West

EXHIBIT INDEX

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
2(i)	Agreement and Plan of Merger, dated as of October 31, 2022, by and among Johnson & Johnson, Athos Merger Sub, Inc. and ABIOMED, Inc. – Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report filed November 1, 2022.†
3(i)	Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.
3(ii)	Certificate of Amendment to the Certificate of Incorporation of Johnson & Johnson effective April 30, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed April 29, 2020.
3(iii)	By-Laws of the Company, as amended effective June 9, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed June 10, 2020.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
4(b)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed August 12, 2020.
10(a)	2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 4 of the Registrant’s S-8 Registration Statement filed on May 10, 2005 (file no. 333-124785).*
10(b)	Form of Stock Option Certificate under the 2005 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 13, 2012.*
10(c)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed on March 15, 2017.*
10(d)	Form of Stock Option Certificate, Restricted Share Unit Certificate and Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.2, 10.3 and 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(e)	Global NonQualified Stock Option Award Agreement, Global Restricted Share Unit Award Agreement and Global Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(f)	Johnson & Johnson Executive Incentive Plan (Amended as of November 28, 2018) — Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2019.*
10(g)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10(h)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10(i)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10(j)	Amended and Restated Deferred Fee Plan for Directors (Amended as of January 17, 2012) — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 2012.*
10(k)	The Johnson & Johnson Executive Income Deferral Plan Amended and Restated Effective January 1, 2010 — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(l)	The Johnson & Johnson Excess Savings Plan (amended and restated as of January 1, 2022) — Filed with this document.*
10(m)	Excess Benefit Plan of Johnson & Johnson and Affiliated Companies (amended and restated as of January 1, 2020)— incorporated by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2021.*
10(n)**	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
10(o)	Executive Life Plan Agreement Closure Letter — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2015.*
10(p)	2022 Long-Term Incentive Plan — Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on March 16, 2022.*

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(q)	Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*
10(r)	First Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 28, 2015.*
10(s)	Second Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10(x) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2016.*
10(t)	Contingent Value Rights Agreement, dated as of December 22, 2022, by and between Johnson & Johnson and American Stock Transfer & Trust Company, LLC – Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 22, 2022.†
21	Subsidiaries — Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
Exhibit 101:
EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan.
**	Paper filing.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
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

