Form 10-Q
period 2023-04-02
JOHNSON & JOHNSON
filed 2023-04-28
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 2, 2023

or

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
Registrant’s telephone number, including area code (732) 524-0400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
On April 21, 2023, 2,598,734,075 shares of Common Stock, $1.00 par value, were outstanding.

JOHNSON & JOHNSON AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and Johnson & Johnson’s other publicly available documents contain “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Management and representatives of Johnson & Johnson and its subsidiaries (the Company) also may from time to time make forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates,” and other words of similar meaning in conjunction with, among other things: discussions of future operations, expected operating results, financial performance; impact of planned acquisitions and dispositions; impact and timing of restructuring initiatives including associated cost savings and other benefits; the Company’s strategy for growth; product development activities; regulatory approvals; market position and expenditures.
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
•The impact of global public health crises and pandemics;
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

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2023, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Table of Content
Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$19,170	14,127
Restricted cash (Note 4)	7,695	—
Marketable securities	5,443	9,392
Accounts receivable, trade, less allowances $207 (2022, $203)	16,350	16,160
Inventories (Note 2)	12,809	12,483
Prepaid expenses and other	2,921	3,132
Total current assets	64,388	55,294
Property, plant and equipment at cost	50,367	49,253
Less: accumulated depreciation	(30,193)	(29,450)
Property, plant and equipment, net	20,174	19,803
Intangible assets, net (Note 3)	47,448	48,325
Goodwill (Note 3)	45,575	45,231
Deferred taxes on income (Note 5)	8,817	9,123
Other assets	9,567	9,602
Total assets	$195,969	187,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$17,979	12,771
Accounts payable	9,909	11,703
Accrued liabilities	11,204	11,456
Accrued rebates, returns and promotions	14,784	14,417
Accrued compensation and employee related obligations	2,231	3,328
Accrued taxes on income (Note 5)	4,266	2,127
Total current liabilities	60,373	55,802
Long-term debt (Note 4)	34,928	26,888
Deferred taxes on income (Note 5)	4,417	6,374
Employee related obligations (Note 6)	6,665	6,767
Long-term taxes payable (Note 5)	4,296	4,306
Other liabilities	14,421	10,437
Total liabilities	$125,100	110,574
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,626)	(12,967)
Retained earnings and Additional paid-in capital	124,558	128,345
Less: common stock held in treasury, at cost (521,519,000 and 506,246,000 shares)	44,183	41,694
Total shareholders’ equity	70,869	76,804
Total liabilities and shareholders’ equity	$195,969	187,378
See Notes to Consolidated Financial Statements

Table of Content

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	April 2, 2023	Percent to Sales	April 3, 2022	Percent to Sales
Sales to customers (Note 9)	$24,746	100.0%	$23,426	100.0%
Cost of products sold	8,395	33.9	7,598	32.4
Gross profit	16,351	66.1	15,828	67.6
Selling, marketing and administrative expenses	6,138	24.8	5,938	25.4
Research and development expense	3,563	14.4	3,462	14.8
In-process research and development	49	0.2	610	2.6
Interest income	(235)	(1.0)	(22)	(0.1)
Interest expense, net of portion capitalized	215	0.9	10	0.0
Other (income) expense, net	7,228	29.2	(102)	(0.4)
Restructuring	130	0.6	70	0.3
Earnings/(Loss) before provision for taxes on income	(737)	(3.0)	5,862	25.0
Provision for/(Benefit from) taxes on income (Note 5)	(669)	(2.7)	713	3.0
NET EARNINGS/(LOSS)	$(68)	(0.3)%	$5,149	22.0%

NET EARNINGS/(LOSS) PER SHARE (Note 8)
Basic	$(0.03)		$1.96
Diluted	$(0.03)		$1.93

AVG. SHARES OUTSTANDING
Basic	2,605.5		2,629.2
Diluted	2,605.5		2,666.5

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	April 2, 2023	April 3, 2022
Net earnings/(loss)	$(68)	5,149

Other comprehensive income (loss), net of tax
Foreign currency translation	(181)	(554)

Securities:
Unrealized holding gain (loss) arising during period	17	(13)
Reclassifications to earnings	—	—
Net change	17	(13)

Employee benefit plans:
Prior service cost amortization during period	(35)	(53)
Gain (loss) amortization during period	(33)	217
Net change	(68)	164

Derivatives & hedges:
Unrealized gain (loss) arising during period	570	(195)
Reclassifications to earnings	3	(101)
Net change	573	(296)

Other comprehensive income (loss)	341	(699)

Comprehensive income	$273	4,450

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income/(loss) for the fiscal first quarter were as follows for 2023 and 2022, respectively: Foreign Currency Translation: $234 million and $145 million; Securities: $5 million and $3 million; Employee Benefit Plans: $22 million and $19 million; Derivatives & Hedges: $154 million and $78 million.

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal First Quarter Ended April 2, 2023

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)
Net earnings/(loss)	(68)	(68)	—	—	—
Cash dividends paid ($1.13 per share)	(2,942)	(2,942)	—	—	—
Employee compensation and stock option plans	295	(777)	—	—	1,072
Repurchase of common stock	(3,537)	—	—	—	(3,537)
Other	(24)	—	—	—	(24)
Other comprehensive income (loss), net of tax	341	—	341	—	—
Balance, April 2, 2023	$70,869	124,558	(12,626)	3,120	(44,183)

Fiscal First Quarter Ended April 3, 2022

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	5,149	5,149	—	—	—
Cash dividends paid ($1.06 per share)	(2,787)	(2,787)	—	—	—
Employee compensation and stock option plans	600	(1,042)	—	—	1,642
Repurchase of common stock	(1,577)	—	—	—	(1,577)
Other comprehensive income (loss), net of tax	(699)	—	(699)	—	—
Balance, April 3, 2022	$74,709	124,380	(13,757)	3,120	(39,034)

See Notes to Consolidated Financial Statements

Table of Content
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	April 2, 2023	April 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	$(68)	5,149
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,880	1,769
Stock based compensation	306	278
Asset write-downs	426	610
Net gain on sale of assets/businesses	(8)	(168)
Deferred tax provision	(1,543)	(926)
Credit losses and accounts receivable allowances	1	6
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(54)	(427)
Increase in inventories	(524)	(600)
Decrease in accounts payable and accrued liabilities	(2,572)	(2,817)
(Increase)/Decrease in other current and non-current assets	(915)	995
Increase in other current and non-current liabilities	6,328	110

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,257	3,979

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(863)	(607)
Proceeds from the disposal of assets/businesses, net (Note 10)	40	248
Acquisitions, net of cash acquired (Note 10)	—	(252)
Purchases of investments	(3,774)	(9,018)
Sales of investments	7,766	6,303
Credit support agreements activity, net	158	(249)
Other (primarily licenses and milestones)	(12)	(59)

NET CASH FROM/(USED BY) INVESTING ACTIVITIES	3,315	(3,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(2,942)	(2,787)
Repurchase of common stock	(3,537)	(1,577)
Proceeds from short-term debt	11,094	3,019
Repayment of short-term debt	(5,388)	(856)
Proceeds from long-term debt, net of issuance costs (Note 4)	7,674	—
Repayment of long-term debt	(500)	(2,132)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	(11)	321
Credit support agreements activity, net	(13)	(235)
Other	(239)	(138)

NET CASH FROM/(USED BY) FINANCING ACTIVITIES	6,138	(4,385)

Effect of exchange rate changes on cash and cash equivalents	28	16
Increase/(Decrease) in cash, cash equivalents and restricted cash	12,738	(4,024)
Cash and Cash equivalents beginning of period	14,127	14,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$26,865	10,463

Acquisitions
Fair value of assets acquired	$—	255
Fair value of liabilities assumed	—	(3)
Net cash paid for acquisitions	$—	252
See Notes to Consolidated Financial Statements

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.

Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.

New Accounting Standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Recently Adopted Accounting Standards
ASU 2022-04: Liabilities-Supplier Finance Programs (Topic 405-50) – Disclosure of Supplier Finance Program Obligations
The Company adopted the standard as of the beginning of fiscal year 2023, which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users.

The Company has agreements for supplier finance programs with third-party financial institutions. These programs provide participating suppliers the ability to finance payment obligations from the Company with the third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program.

As of April 2, 2023, and January 1, 2023, $0.9 billion and $1.0 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Recently Issued Accounting Standards
Not Adopted as of April 2, 2023
There were no new material accounting standards issued in fiscal first quarter of 2023.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	April 2, 2023	January 1, 2023
Raw materials and supplies	$2,267	2,070
Goods in process	1,866	1,700
Finished goods	8,676	8,713
Total inventories	$12,809	12,483

Table of Content
NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2022. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	April 2, 2023	January 1, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$44,636	44,012
Less accumulated amortization	(23,512)	(22,266)
Patents and trademarks — net	21,124	21,746
Customer relationships and other intangibles — gross	23,008	22,987
Less accumulated amortization	(13,211)	(12,901)
Customer relationships and other intangibles — net(1)	9,797	10,086
Intangible assets with indefinite lives:
Trademarks	6,843	6,807
Purchased in-process research and development	9,684	9,686
Total intangible assets with indefinite lives	16,527	16,493
Total intangible assets — net	$47,448	48,325
(1)The majority is comprised of customer relationships

Goodwill as of April 2, 2023 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	MedTech		Total
Goodwill at January 1, 2023	$9,184	10,184	25,863		45,231
Goodwill, related to acquisitions	—	—	—		—
Currency translation/Other	49	124	171	*	344
Goodwill at April 2, 2023	$9,233	10,308	26,034		45,575
*Includes purchase price allocation adjustment for Abiomed

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.2 billion and $1.1 billion for the fiscal first quarters ended April 2, 2023 and April 3, 2022, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2023	2024	2025	2026	2027
$4,800	4,600	3,800	3,200	2,600

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of April 2, 2023, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $0.7 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of April 2, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $44.3 billion, $36.5 billion and $10.0 billion, respectively. As of January 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.3 billion, $36.2 billion and $12.4 billion respectively.

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

As of April 2, 2023, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $343 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended in 2023 and 2022, net of tax:

Table of Content

	April 2, 2023					April 3, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(929)	—	—	—	—	(531)	—
Derivatives designated as hedging instruments	—	—	—	929	—	—	—	—	531	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	34	—	—	—	—	45	—
Amount of gain or (loss) recognized in AOCI	—	—	—	34	—	—	—	—	45	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	12	(146)	(13)	—	2	(17)	(52)	23	—	(18)

Amount of gain or (loss) recognized in AOCI	24	145	(36)	—	(14)	22	(94)	33	—	(73)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	108	—	—	—	—	120	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	417	—	—	—	—	(128)	—

Table of Content
As of April 2, 2023, and January 1, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	April 2, 2023	January 1, 2023	April 2, 2023	January 1, 2023
Long-term Debt	$8,860	8,665	(1,214)	(1,435)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters ended 2023 and 2022:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		April 2, 2023	April 3, 2022
Foreign Exchange Contracts	Other (income) expense	$(31)	29

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2023 and 2022:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	April 2, 2023	April 3, 2022		April 2, 2023	April 3, 2022
Debt	$(77)	68	Interest (income) expense	—	—
Cross Currency interest rate swaps	$690	560	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 1, 2023			April 2, 2023
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$576	(73)	2	505	505

Equity Investments without readily determinable value	$698	(1)	27	724	724
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

Table of Content

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of April 2, 2023 and January 1, 2023 were as follows:

	April 2, 2023				January 1, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	661	—	661	629
Interest rate contracts (2)	—	1,399	—	1,399	1,534
Total	—	2,060	—	2,060	2,163
Liabilities:
Forward foreign exchange contracts	—	349	—	349	511
Interest rate contracts (2)	—	2,553	—	2,553	2,778
Total	—	2,902	—	2,902	3,289
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	32	—	32	38
Liabilities:
Forward foreign exchange contracts	—	56	—	56	68
Other Investments:
Equity investments (3)	505	—	—	505	576
Debt securities (4)	—	8,942	—	8,942	10,487
Other Liabilities
Contingent consideration (5)	$—	—	1,142	1,142	1,120

Table of Content

Gross to Net Derivative Reconciliation	April 2, 2023	January 1, 2023
(Dollars in Millions)
Total Gross Assets	$2,092	2,201
Credit Support Agreement (CSA)	(2,028)	(2,176)
Total Net Asset	64	25

Total Gross Liabilities	2,958	3,357
Credit Support Agreement (CSA)	(2,729)	(3,023)
Total Net Liabilities	$229	334

Summarized information about changes in liabilities for contingent consideration for the fiscal first quarters ended 2023 and 2022 is as follows:

	April 2, 2023	April 3, 2022
(Dollars in Millions)
Beginning Balance	$1,120	533
Changes in estimated fair value (6)	23	(47)
Additions	—	—
Payments	(1)	—
Ending Balance	$1,142	486

(1)2022 assets and liabilities are all classified as Level 2 with the exception of equity investments of $576 million, which are classified as Level 1 and contingent consideration of $1,120 million, classified as Level 3.
(2) Includes cross currency interest rate swaps and interest rate swaps.
(3)    Classified as non-current other assets.
(4)    Classified within cash equivalents and current marketable securities.
(5)    Includes $1,138 million and $1,116 million, classified as non-current other liabilities as of April 2, 2023 and January 1, 2023, respectively. Includes $4 million and $4 million classified as current liabilities as of April 2, 2023 and January 1, 2023, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.

Table of Content

The Company's cash, cash equivalents, restricted cash and current marketable securities as of April 2, 2023 comprised:

(Dollars in Millions)	Carrying Amount	Gain/(Loss)	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$4,674	—	4,674	4,674	—
Restricted cash(1)	7,695	—	7,695	7,695	—
U.S. reverse repurchase agreements	6,286	—	6,286	6,286	—
Corporate debt securities(2)	672	—	672	300	372
Money market funds	3,364	—	3,364	3,364	—
Time deposits(2)	675	—	675	675	—
Subtotal	23,366	—	23,366	22,994	372

		Unrealized Loss
U.S. Gov’t securities	8,462	(9)	8,453	3,804	4,649
U.S. Gov’t Agencies	185	(3)	182	—	182
Corporate debt securities	308	(1)	307	67	240
Subtotal available for sale debt(3)	$8,955	(13)	8,942	3,871	5,071
Total cash, cash equivalents, restricted cash and current marketable securities	$32,321	(13)	32,308	26,865	5,443
(1) Relates to the Kenvue Inc. (Kenvue) debt offering. See debt schedule below for additional details.
(2) Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(3) Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

As of the fiscal year ended January 1, 2023, the carrying amount was approximately the same as the estimated fair value.

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

The contractual maturities of the available for sale securities as of April 2, 2023 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$8,901	8,889
Due after one year through five years	54	53
Due after five years through ten years	—	—
Total debt securities	$8,955	8,942

Table of Content

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of April 2, 2023:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$17,979	17,982

Non-Current Debt
0.650% Notes due 2024 (750MM Euro 1.0909)	812	796
5.50% Notes due 2024 (500MM GBP 1.2359)	617	626
2.625% Notes due 2025	749	732
0.55% Notes due 2025	936	920
2.45% Notes due 2026	1,997	1,924
2.95% Notes due 2027	896	968
0.95% Notes due 2027	1,412	1,329
2.90% Notes due 2028	1,496	1,438
1.150% Notes due 2028 (750MM Euro 1.0909)	814	737
6.95% Notes due 2029	298	368
1.30% Notes due 2030	1,628	1,469
4.95% Debentures due 2033	498	543
4.375% Notes due 2033	854	879
1.650% Notes due 2035 (1.5B Euro 1.0909)	1,629	1,369
3.55% Notes due 2036	864	933
5.95% Notes due 2037	993	1,161
3.625% Notes due 2037	1,359	1,389
3.40% Notes due 2038	992	896
5.85% Debentures due 2038	697	806
4.50% Debentures due 2040	540	551
2.10% Notes due 2040	852	726
4.85% Notes due 2041	297	311
4.50% Notes due 2043	496	501
3.70% Notes due 2046	1,976	1,785
3.75% Notes due 2047	837	899
3.50% Notes due 2048	743	651
2.25% Notes due 2050	834	667
2.45% Notes due 2060	1,080	819
5.50% Debentures due 2025*	748	775
5.35% Debentures due 2026*	747	776
5.05% Debentures due 2028*	993	1,038
5.00% Debentures due 2030*	992	1,033
4.90% Debentures due 2033*	1,240	1,271
5.10% Debentures due 2043*	741	774
5.05% Debentures due 2053*	1,476	1,540
5.20% Debentures due 2063*	738	776
Other	57	56
Total Non-Current Debt	$34,928	34,232

Table of Content

The weighted average effective interest rate on non-current debt is 3.47%.

The excess of the carrying value over the estimated fair value of debt was $1.6 billion at January 1, 2023.

In March 2023, Kenvue, a wholly owned subsidiary of the Company, priced an offering of senior unsecured notes in an aggregate principal amount of $7.75 billion (tranches with an * in the above table). The senior unsecured notes (the Notes) will be senior unsecured obligations of Kenvue and will initially be fully and unconditionally guaranteed (the Guarantees) on a senior unsecured basis by the Company. The Guarantees will terminate upon (1) the completion in all material respects of the transfer of the assets and liabilities of Johnson & Johnson’s Consumer Health Business to Kenvue and (2) Kenvue having registered equity securities. The Notes were issued in connection with Johnson & Johnson’s separation of its Consumer Health Business. The proceeds of the Notes offering were placed in a segregated escrow account pending the transfer of the assets and liabilities of the Consumer Health Business to Kenvue and as such, classified as restricted cash as of the balance sheet date. On April 5, 2023, the net proceeds of the Notes were released from escrow upon completion of the Consumer Health Business transfer.

The current debt balance as of April 2, 2023 includes $16.9 billion of commercial paper which has a weighted average interest rate of 4.85% and a weighted average maturity of approximately three months.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal first quarters of 2023 and 2022 were 90.8% and 12.2%, respectively. This increase in the consolidated tax rate as compared to the prior year fiscal first quarter is primarily due to a $6.9 billion charge related to the talc settlement proposal at an effective tax rate of 23.5% (for further information see Note 11 to the Consolidated Financial Statements).

In the first fiscal quarter of 2022, there were favorable tax benefits due to income mix for mark to market adjustments to the Company’s investment portfolio and the impairment of the bermekimab AD IPR&D, both at the U.S. statutory rate. Additionally, the prior year’s effective tax rate benefited from the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022. These benefits were partially offset by incremental tax costs directly related to the planned separation of the Company’s Consumer Health business in the first fiscal quarter of 2022 as compared to the first fiscal quarter of 2023.

The Company also received tax benefits from stock-based compensation that were either exercised or vested during each of the fiscal first quarters.

As of April 2, 2023, the Company had approximately $3.8 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. The Company currently expects completion of this audit and settlement of the related tax liabilities in the next 12 months. As a result, the Company has classified approximately $1.7 billion of unrecognized tax benefits and associated interest as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet as of the end of the first fiscal quarter of 2023 in anticipation of final settlement. Subsequent to April 2, 2023, the Company made a payment for approximately $1.4 billion to the U.S. Treasury for the estimated liability of the 2013-2016 IRS Audit. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that some tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

Table of Content

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal First Quarter Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Service cost	$212	321	68	80
Interest cost	354	230	54	26
Expected return on plan assets	(668)	(699)	(1)	(2)
Amortization of prior service cost/(credit)	(46)	(46)	—	(1)
Recognized actuarial (gains) losses	(50)	162	6	30
Curtailments and settlements	—	1	—	—
Net periodic benefit cost/(credit)	$(198)	(31)	127	133

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

Company Contributions
For the fiscal three months ended April 2, 2023, the Company contributed $27 million and $6 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 1, 2023	$(11,813)	(27)	(897)	(230)	(12,967)
Net change	(181)	17	(68)	573	341
April 2, 2023	$(11,994)	(10)	(965)	343	(12,626)

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

Table of Content

NOTE 8 — EARNINGS/(LOSS) PER SHARE

The following is a reconciliation of basic net earnings/(loss) per share to diluted net earnings/(loss) per share:

	Fiscal First Quarter Ended
(Shares in Millions)	April 2, 2023	April 3, 2022
Basic net earnings/(loss) per share	$(0.03)	1.96
Average shares outstanding — basic	2,605.5	2,629.2
Potential shares exercisable under stock option plans	—	140.1
Less: shares which could be repurchased under treasury stock method	—	(102.8)
Average shares outstanding — basic/diluted*	2,605.5	2,666.5
Net earnings/(loss) per share (basic/diluted)*	$(0.03)	1.93

The diluted net earnings per share calculation for the fiscal first quarter ended April 3, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

* Basic shares are used to calculate loss per share when in a loss position.

Table of Content
NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal First Quarter Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022	Percent Change

CONSUMER HEALTH
OTC
U.S.	$745	670	11.0%
International	897	791	13.5
Worldwide	1,642	1,461	12.4
Skin Health/Beauty
U.S.	617	544	13.4
International	493	468	5.3
Worldwide	1,110	1,012	9.7
Oral Care
U.S.	159	143	11.6
International	202	223	(9.6)
Worldwide	361	366	(1.3)
Baby Care
U.S.	96	85	13.0
International	263	270	(2.8)
Worldwide	359	355	1.0
Women’s Health
U.S.	3	3	1.8
International	214	224	(4.9)
Worldwide	217	228	(4.8)
Wound Care/Other
U.S.	115	112	2.6
International	49	52	(6.0)
Worldwide	164	164	(0.1)
TOTAL CONSUMER HEALTH
U.S.	1,735	1,557	11.4
International	2,117	2,029	4.4
Worldwide	3,852	3,586	7.4

Table of Content

PHARMACEUTICAL
Immunology
U.S.	2,448	2,501	(2.1)
International	1,664	1,617	2.9
Worldwide	4,112	4,119	(0.2)
REMICADE
U.S.	276	358	(22.8)
U.S. Exports	41	80	(48.8)
International	170	225	(24.4)
Worldwide	487	663	(26.5)
SIMPONI / SIMPONI ARIA
U.S.	271	287	(5.6)
International	266	283	(6.1)
Worldwide	537	571	(5.8)
STELARA
U.S.	1,451	1,379	5.2
International	993	909	9.3
Worldwide	2,444	2,288	6.8
TREMFYA
U.S.	406	391	3.9
International	234	199	17.3
Worldwide	640	590	8.4
OTHER IMMUNOLOGY
U.S.	3	6	(51.2)
International	0	0	—
Worldwide	3	6	(51.3)

Infectious Diseases
U.S.	392	461	(14.9)
International	1,193	836	42.8
Worldwide	1,586	1,297	22.3
COVID-19 VACCINE
U.S.	0	75	*
International	747	382	95.6
Worldwide	747	457	63.4
EDURANT / rilpivirine
U.S.	9	9	(1.4)
International	271	239	13.4
Worldwide	280	248	12.8
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	378	369	2.5
International	99	132	(25.2)
Worldwide	477	501	(4.8)

Table of Content

OTHER INFECTIOUS DISEASES
U.S.	5	8	(33.1)
International	77	83	(7.6)
Worldwide	82	91	(9.8)

Neuroscience
U.S.	978	843	16.0
International	826	898	(8.1)
Worldwide	1,804	1,741	3.6
CONCERTA / methylphenidate
U.S.	70	35	*
International	136	122	11.4
Worldwide	206	157	31.4
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	713	661	7.9
International	331	387	(14.6)
Worldwide	1,044	1,048	(0.4)
SPRAVATO
U.S.	111	61	82.4
International	20	9	*
Worldwide	131	70	86.9
OTHER NEUROSCIENCE(1)
U.S.	84	86	(3.5)
International	339	380	(10.7)
Worldwide	423	467	(9.4)

Oncology
U.S.	1,889	1,582	19.4
International	2,223	2,369	(6.1)
Worldwide	4,112	3,950	4.1
CARVYKTI
U.S.	70	—	*
International	2	—	*
Worldwide	72	—	*
DARZALEX
U.S.	1,191	953	25.0
International	1,072	903	18.8
Worldwide	2,264	1,856	22.0
ERLEADA
U.S.	249	206	21.2
International	293	194	50.9
Worldwide	542	400	35.6
IMBRUVICA
U.S.	270	370	(27.1)
International	557	668	(16.6)
Worldwide	827	1,038	(20.3)
ZYTIGA / abiraterone acetate

Table of Content

U.S.	16	19	(14.0)
International	229	520	(56.0)
Worldwide	245	539	(54.5)
OTHER ONCOLOGY
U.S.	92	34	*
International	70	84	(17.2)
Worldwide	162	118	37.4

Pulmonary Hypertension
U.S.	600	572	4.9
International	272	279	(2.7)
Worldwide	872	852	2.4
OPSUMIT
U.S.	273	273	(0.1)
International	167	170	(1.6)
Worldwide	440	443	(0.7)
UPTRAVI
U.S.	304	269	13.1
International	58	56	3.3
Worldwide	362	325	11.4
OTHER PULMONARY HYPERTENSION
U.S.	23	30	(22.4)
International	47	53	(12.6)
Worldwide	70	83	(16.1)

Cardiovascular / Metabolism / Other
U.S.	715	672	6.3
International	212	238	(10.8)
Worldwide	927	910	1.8
XARELTO
U.S.	578	508	13.7
International	—	—	—
Worldwide	578	508	13.7
OTHER(2)
U.S.	137	164	(16.7)
International	212	238	(10.8)
Worldwide	349	402	(13.2)

TOTAL PHARMACEUTICAL
U.S.	7,023	6,632	5.9
International	6,390	6,237	2.4
Worldwide	13,413	12,869	4.2

Table of Content

MEDTECH
Interventional Solutions
U.S.	863	494	74.5
International	640	597	7.1
Worldwide	1,503	1,092	37.6
ELECTROPHYSIOLOGY
U.S.	571	470	21.4
International	522	532	(1.8)
Worldwide	1,092	1,002	9.1
ABIOMED(3)
U.S.	264	—	*
International	60	—	*
Worldwide	324	—	*
OTHER INTERVENTIONAL SOLUTIONS
U.S.	28	24	17.4
International	58	65	(11.7)
Worldwide	87	90	(3.9)
Orthopaedics
U.S.	1,363	1,289	5.8
International	881	899	(2.0)
Worldwide	2,245	2,188	2.6
HIPS
U.S.	241	225	7.3
International	149	164	(9.0)
Worldwide	390	389	0.4
KNEES
U.S.	226	201	12.4
International	142	138	3.4
Worldwide	368	339	8.7
TRAUMA
U.S.	491	475	3.2
International	267	273	(2.4)
Worldwide	757	748	1.2
SPINE, SPORTS & OTHER
U.S.	406	387	4.7
International	323	324	(0.3)
Worldwide	729	712	2.4
Surgery
U.S.	975	921	5.9
International	1,459	1,513	(3.6)
Worldwide	2,434	2,434	0.0
ADVANCED
U.S.	444	417	6.5
International	673	729	(7.6)
Worldwide	1,118	1,146	(2.5)
GENERAL
U.S.	531	504	5.4

Table of Content

International	785	784	0.2
Worldwide	1,316	1,288	2.2
Vision
U.S.	558	521	7.1
International	743	736	0.8
Worldwide	1,300	1,257	3.4
CONTACT LENSES / OTHER
U.S.	444	400	11.1
International	509	511	(0.3)
Worldwide	953	910	4.7
SURGICAL
U.S.	114	121	(6.0)
International	233	226	3.3
Worldwide	347	347	0.1

TOTAL MEDTECH
U.S.	3,759	3,225	16.6
International	3,722	3,746	(0.6)
Worldwide	7,481	6,971	7.3

WORLDWIDE
U.S.	12,517	11,414	9.7
International	12,229	12,012	1.8
Worldwide	$24,746	23,426	5.6%
*Percentage greater than 100% or not meaningful
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately
(3) Acquired on December 22, 2022

EARNINGS/(LOSS) BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal First Quarter Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022	Percent Change
Consumer Health(1)	$776	686	13.1%
Pharmaceutical(2)	4,444	3,924	13.3
MedTech(3)	1,445	1,477	(2.2)
Segment earnings before provision for taxes	6,665	6,087	9.5
Less: Expense not allocated to segments (4)	7,102	123
Less: Consumer Health separation costs	300	102
Worldwide income/(loss) before tax	$(737)	5,862	*
*Percentage greater than 100% or not meaningful
(1) Consumer Health includes:
•Intangible amortization expense of $0.1 billion in both the fiscal first quarter of 2023 and 2022.

(2) Pharmaceutical includes:
•Intangible amortization expense of $0.7 billion and $0.8 billion in the fiscal first quarter of 2023 and 2022, respectively.
•COVID-19 Vaccine related exit costs of $0.4 billion in the fiscal first quarter of 2023.
•A restructuring related charge of $0.1 billion in the fiscal first quarter of 2023.

Table of Content
•In the fiscal first quarter of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS).
•Unfavorable changes in the fair value of securities in the fiscal first quarter of 2022 of $0.4 billion.

(3) MedTech includes:
•Intangible amortization expense of $0.4 billion and $0.3 billion in the fiscal first quarter of 2023 and 2022, respectively.
•A restructuring related charge of $0.1 billion in the fiscal first quarter of 2022.

(4)Amounts not allocated to segments include interest income/expense and general corporate income/expense. The fiscal first quarter of 2023 includes the incremental $6.9 billion charge related to the talc settlement proposal. See Note 11, Legal Proceedings, for additional details.

SALES BY GEOGRAPHIC AREA

	Fiscal First Quarter Ended
(Dollars in Millions)	April 2, 2023	April 3, 2022	Percent Change
United States	$12,517	11,414	9.7%
Europe	6,332	6,024	5.1
Western Hemisphere, excluding U.S.	1,587	1,482	7.1
Asia-Pacific, Africa	4,310	4,506	(4.3)
Total	$24,746	23,426	5.6%

NOTE 10— ACQUISITIONS AND DIVESTITURES

There were no acquisitions or divestitures in the fiscal first quarter of 2023.
On December 22, 2022, the Company completed the acquisition of Abiomed, a leading, first-to-market provider of cardiovascular medical technology with a first-in-kind portfolio for the treatment of coronary artery disease and heart failure which also has an extensive innovation pipeline of life-saving technologies. The transaction broadens the Company’s position as a growing cardiovascular innovator, advancing the standard of care in heart failure and recovery, one of healthcare’s largest areas of unmet need. The transaction was accounted for as a business combination and the results of operations were included in the MedTech segment as of the date of the acquisition. The acquisition was completed through a tender offer for all outstanding shares. The consideration paid in the acquisition consisted of an upfront payment of $380.00 per share in cash, amounting to $17.1 billion, net of cash acquired, as well as a non-tradeable contingent value right (CVR) entitling the holder to receive up to $35.00 per share in cash (which with respect to the CVRs total approximately $1.6 billion in the aggregate) if certain commercial and clinical milestones are achieved. The corresponding enterprise value (without taking into account the CVRs) of approximately $16.5 billion includes cash, cash equivalents and marketable securities acquired.
The milestones of the CVR consist of:
a.$17.50 per share, payable if net sales for Abiomed products exceeds $3.7 billion during Johnson & Johnson’s fiscal second quarter of 2027 through fiscal first quarter of 2028, or if this threshold is not met during this period and is subsequently met during any rolling four quarter period up to the end of Johnson & Johnson’s fiscal first quarter of 2029, $8.75per share;
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

The fair value of the acquisition was initially allocated to assets acquired of $19.9 billion (net of $0.3 billion cash acquired), primarily to goodwill for $10.9 billion, amortizable intangible assets for $6.6 billion, IPR&D for $1.1 billion, marketable securities of $0.6 billion and liabilities assumed of $2.8 billion, which includes the fair value of the contingent consideration mentioned above for $0.7 billion and deferred taxes of $1.8 billion. The goodwill is primarily attributable to the commercial acceleration and expansion of the portfolio and is not expected to be deductible for tax purposes. The contingent consideration was recorded in Other Liabilities on the Consolidated Balance Sheet.

Table of Content
As the acquisition occurred in December 2022, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare appraisals. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. In the fiscal first quarter of 2023, there were purchase price allocation adjustments netting to approximately $0.1 billion with an offsetting increase to goodwill.
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

There were no material acquisitions or divestitures in the fiscal first quarter of 2022.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of April 2, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

MATTERS CONCERNING TALC

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

Table of Content

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

In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). All litigation against LTL, Old JJCI, New JJCI, the Company, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties (the Protected Parties) was stayed, although LTL did agree to lift the stay on a small number of appeals where appeal bonds had been filed. The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions in March 2022.

The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss the LTL Bankruptcy Case and the extension of the stay to the Protected Parties. On January 30, 2023, the Third Circuit reversed the Bankruptcy Court’s ruling and remanded to the Bankruptcy Court to dismiss the LTL bankruptcy.

LTL filed a petition for rehearing of the Third Circuit’s decision, which was denied on March 22, 2023. On the same day, LTL filed a motion in the Third Circuit to stay the mandate directing the New Jersey Bankruptcy Court to dismiss the LTL bankruptcy pending filing and disposition of a petition for writ of certiorari to the United States Supreme Court. On March 31, 2023, the Third Circuit denied the motion to stay the mandate and issued the mandate.

On April 4, 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to all parties and returning the talc litigation to the tort system. Several hours later, also on April 4, 2023, LTL re-filed in the United States Bankruptcy Court for the District of New Jersey seeking relief under chapter 11 of the Bankruptcy Code (the LTL 2 Bankruptcy Case). As a result of the new filing, all talc claims against LTL were again automatically stayed pursuant to section 362 of the Bankruptcy Code. Additionally, on April 5, 2023, the New Jersey Bankruptcy Court issued a temporary restraining order staying all litigation as to LTL, Old JJCI, New JJCI, the Company, identified retailers, and certain other parties (the New Protected Parties).

On April 20, 2023, the New Jersey Bankruptcy Court issued a decision that granted limited injunctive relief to the Company and the New Protected Parties (the LTL 2 Preliminary Injunction). The LTL 2 Preliminary Injunction will remain in force and effect until June 15, 2023, subject to the New Jersey Bankruptcy Court revisiting its ruling at a hearing scheduled for May 22, 2023. Under the LTL 2 Preliminary Injunction, except for in those cases filed in the federal court ovarian cancer multi-district litigation, discovery in all personal injury and wrongful death matters is permitted to proceed. No trials may occur in any of the personal injury and wrongful death matters. On April 24, 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy.

In the original bankruptcy case, the Company agreed to provide funding to LTL for the payment of amounts the New Jersey Bankruptcy Court determines are owed by LTL and the establishment of a $2.0 billion trust in furtherance of this purpose. The Company established a reserve for approximately $2.0 billion in connection with the aforementioned trust. After and as a result of the filing of the LTL Bankruptcy Case, the Company de-consolidated LTL, which is a related party. The impact of the de-consolidation is not material to the Company. In the LTL 2 Bankruptcy Case, the Company has agreed to contribute an additional $6.9 billion which, when added to the prior $2.0 billion, will be a total reserve of present value of $8.9 billion payable over 25 years (nominal value approximately $12.0 billion discounted at a rate of 4.41%), to resolve all the current and future talc claims.

The expected payment schedule provides that approximately $6.0 billion is paid in the first two years, with the remainder paid over the remaining 23 years. The parties have not yet reached a resolution of all talc matters in the LTL Bankruptcy Case, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

A class action advancing claims relating to industrial talc was filed against the Company and others in New Jersey state court in May 2022 (the Edley Class Action). The Edley Class Action asserts, among other things, that the Company fraudulently defended past asbestos personal injury lawsuits arising from exposure to industrial talc mined, milled, and manufactured before January 6, 1989 by the Company’s then wholly owned subsidiary, Windsor Minerals, Inc., which is currently a debtor in the Imerys Bankruptcy described hereafter. The Company removed the Edley Class Action to federal court in the District of New

Table of Content
Jersey. In October 2022, the Company filed motions to dismiss and to deny certification of a class to pursue the Edley Class Action in the New Jersey District Court.

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

In June 2020, Cyprus Mines Corporation and its parent, Cyprus Amax Minerals Company (CAMC) (together, Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company and Imerys in the Imerys Bankruptcy seeking a declaration of indemnity rights under certain contractual agreements (the Cyprus Adversary Proceeding). The Company denies such indemnification is owed and filed a motion to dismiss the adversary complaint. In February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain protected parties. Cyprus has not yet sought approval of its Disclosure Statement and Plan. Cyprus, along with the Tort Claimants’ Committee (TCC) and Future Claimants’ Representative (FCR) appointed in the Cyprus chapter 11 case, have agreed to participate in the mediation with the Mediation Parties. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Cyprus Adversary Proceeding. In June 2022, Cyprus commenced an Adversary Proceeding in its chapter 11 case seeking an order enforcing the automatic stay by enjoining parties from commencing or continuing “talc-related claims” against CAMC. In June 2022, the court entered a preliminary injunction order enjoining claimants from pursuing talc-related claims against CAMC through January 2023. The court subsequently extended the preliminary injunction through July 31, 2023.

Imerys, the TCC, the FCR, certain of Imerys’s insurers, and certain parties in the Cyprus Mines chapter 11 case (collectively the Mediation Parties) have been engaged in mediation since October 2021.

In July 2021, Imerys commenced an adversary proceeding against the Company in the Imerys Bankruptcy (the Imerys Adversary Proceeding). The Imerys Adversary Proceeding sought, among other things, certain declarations with respect to the indemnification obligations allegedly owed by the Company to Imerys. The Company filed a motion to dismiss the adversary proceeding.

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

In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. In March 2022, LTL asked the New Jersey Bankruptcy Court to stay the securities class action. In May 2022, the New Jersey Bankruptcy Court entered an order staying the securities class action and Plaintiff appealed the Bankruptcy Court’s order. However, on March 31, 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case, which mooted the appeal, and on April 4, 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter.

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

Table of Content
Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against the Company and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. In February 2022, the trial court set the case for trial to begin in February 2023. However, in October 2022, the LTL bankruptcy court issued an order staying the case. On March 31, 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and on April 4, 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. The trial court has indicated it will set a new trial date in this matter during the second fiscal quarter of 2024.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. In December 2022, the State filed an appeal to the Third Circuit concerning the stay order. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations. On March 31, 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and on April 4, 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. However, this case remains stayed as a result of the New Mexico Supreme Court’s stay until such time as the Supreme Court issues an order concerning the State of New Mexico’s discovery obligations.

Forty-two states and the District of Columbia (including Mississippi and New Mexico) have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow up requests from those states. In March 2022, each of the forty-two states agreed to mediation of their claims in the LTL Bankruptcy Case. In July 2022, New Mexico and Mississippi indicated they would no longer voluntarily submit to further mediation in the LTL Bankruptcy and would proceed with their respective cases in state court. In March 2023, the mediation was terminated. The procedural history and status of the New Mexico and Mississippi matters specifically have been discussed above.

In addition, the Company has received inquiries, subpoenas, and requests to produce documents regarding talc matters and the LTL Bankruptcy Case from various governmental authorities. The Company has produced documents and responded to inquiries, and will continue to cooperate with government inquiries.

MATTERS CONCERNING OPIOIDS

Beginning in 2014 and continuing to the present, the Company and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in close to 3,500 lawsuits related to the marketing of opioids, including DURAGESIC, NUCYNTA and NUCYNTA ER. The suits also raise allegations related to previously owned narcotic raw material and active pharmaceutical ingredient supplier subsidiaries, Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc. (both subsidiaries were divested in 2016). The majority of the cases have been filed by state and local governments, including 20 suits filed by state or territorial Attorneys General following a multi-state investigation of opioid marketing practices. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children born with Neonatal Abstinence Syndrome (NAS); hospitals; and health insurers/payors. In August 2019, the Company received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York for documents related to the Company’s anti-diversion policies and procedures and distribution of its opioid medications, in what the Company understands to be part of a broader investigation into manufacturers’ and distributors’ monitoring programs and reporting under the Controlled Substances Act.

The majority of the opioid marketing cases have been filed in federal courts and coordinated in a multi-district litigation proceeding in the United States District Court for the Northern District of Ohio (Ohio MDL), with most of the remainder in various state courts. To date, the Company and JPI have litigated two of the cases to judgment and have prevailed in both, either at trial or on appeal. In November 2021, the Oklahoma Supreme Court reversed a $465 million judgment entered against the Company and JPI on a public nuisance claim brought by the Oklahoma Attorney General, holding that the marketing of

Table of Content
lawful products was not actionable under the State’s public nuisance law, and directing entry of judgment for the Company and JPI. In February 2022, the Superior Court of Orange County, California, entered judgment for the Company, JPI, and three other pharmaceutical manufacturers on public nuisance and deceptive marketing claims brought by four California local governments, holding that the plaintiffs had failed to prove that any defendant’s marketing was deceptive or that any defendant’s allegedly deceptive marketing led to medically inappropriate prescribing. The California plaintiffs appealed from that judgment, but abandoned their appeal after electing to participate in the Company’s national settlement agreement.

In October 2019, after settling an initial test case brought by two Ohio counties in the Ohio MDL, the Company announced a proposed agreement in principle with a negotiating committee of state Attorneys General to settle all remaining government opioid litigation claims nationwide. Under the final national settlement agreement, which was announced in July 2021, the Company agreed to pay up to $5.0 billion to resolve all opioid lawsuits and future opioid claims by states, cities, counties, local school districts and other special districts, and tribal governments, contingent on sufficient participation by eligible government entities, and with credits back for entities that declined or were ineligible to participate. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately half of the all-in settlement was paid by the first fiscal quarter of 2023. The expected payment schedule provides that approximately $0.6 billion of payments are to be paid by the end of the first fiscal quarter of 2024. The agreement is not an admission of liability or wrongdoing, and it provides for the release of all opioid-related claims against the Company, JPI, and their affiliates (including the Company’s former subsidiaries Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc.). By February 2022, 45 states, five territories, the District of Columbia, and the vast majority of eligible subdivisions had elected to participate in the settlement. The Company confirmed that this level of participation was sufficient to proceed with the agreement, which became effective in April 2022. Also in 2022, the Company completed separate settlements with most of the government entities that had declined to participate in the national settlement agreement, including all federally-recognized tribes, the States of Alabama, New Hampshire, and West Virginia and their participating subdivisions, and litigating Oklahoma subdivisions. Consequently, by the end of the fiscal year 2022, the Company and JPI had settled or otherwise resolved the opioid claims advanced by all government entity claimants except the State of Washington and its subdivisions, the City of Baltimore, a number of school districts and other special district claimants, and a handful of others.

The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. Counting the private litigant cases, there are approximately 55 remaining opioid cases against the Company and JPI in various state courts, 545 remaining cases in the Ohio MDL, and 20 additional cases in other federal courts. Several of these cases are scheduled for trial in 2023, 2024, or 2025. In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. The suits generally seek penalties and/or injunctive and monetary relief and, in some of the suits, the plaintiffs are seeking joint and several liability among the defendants. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.

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

Table of Content
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

The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of April 2, 2023:

Product or product category	Number of Plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	40,330
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	940
Pelvic meshes	8,780
ETHICON PHYSIOMESH Flexible Composite Mesh	2,070
RISPERDAL	520
ELMIRON	2,070
TYLENOL	200

The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed.

MedTech

DePuy ASR XL Acetabular System and ASR Hip Resurfacing System
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

DePuy PINNACLE Acetabular Cup System
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

Table of Content
Ethicon Pelvic Mesh
Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, France, Ireland, Italy, Spain and Slovenia and class actions in Israel, Australia, Canada and South Africa. In November 2019, the Federal Court of Australia issued a judgment regarding its findings with respect to liability in relation to the three Lead Applicants and generally in relation to the design, manufacture, pre- and post-market assessments and testing, and supply and promotion of the devices in Australia used to treat stress urinary incontinence and pelvic organ prolapse. In September 2022, after exhausting its appeals, the Company reached an in-principle agreement to resolve the two pelvic mesh class actions in Australia and in March 2023 the Federal Court approved the settlement. The class actions in Canada were discontinued in 2020 as a result of a settlement of a group of cases and an agreement to resolve the Israeli class action was reached in May 2021. The parties in the Israeli class action are currently finalizing the terms of the settlement. A motion to approve the settlement was filed with the Court. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.

Ethicon Physiomesh
Following a June 2016 worldwide market withdrawal of Ethicon Physiomesh Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Of the cases subject to the MSA, 2,308 have been dismissed with prejudice. Ethicon has received releases from 3,496 plaintiffs, and releases continue to be submitted as part of the settlement process. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. As of March 2023, there are approximately 225 active cases subject to these orders which are being reviewed and evaluated.

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

Table of Content

Pharmaceuticals

RISPERDAL
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

ELMIRON
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

Consumer Health

TYLENOL
Claims for personal injury have been made against Johnson and Johnson Consumer Inc. (JJCI), arising out of the use of TYLENOL, an over-the-counter pain medication, alleging that prenatal exposure to acetaminophen is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the United States District Court for the Southern District of New York. In addition, lawsuits have been filed in Canada against Johnson & Johnson Inc. and the Company. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with TYLENOL related product liability litigation.

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

Pharmaceuticals - Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)

The Company’s subsidiaries have brought lawsuits against generic companies that have filed ANDAs with the U.S. FDA (or similar lawsuits outside of the United States) seeking to market generic versions of products sold by various subsidiaries of the Company prior to expiration of the applicable patents covering those products. These lawsuits typically include allegations of non-infringement and/or invalidity of patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations” (commonly known as the Orange Book). In each of these lawsuits, the Company’s subsidiaries are seeking an order enjoining the defendant from marketing a generic version of a product before the expiration of the relevant patents (Orange Book Listed Patents). In the event the Company’s subsidiaries are not successful in an action, or any automatic statutory stay expires before the court rulings are obtained, the generic companies involved would have the ability, upon regulatory approval, to introduce generic versions of their products to the market, resulting in the potential for substantial

Table of Content
market share and revenue losses for the applicable products, and which may result in a non-cash impairment charge in any associated intangible asset. In addition, from time to time, the Company’s subsidiaries may settle these types of actions and such settlements can involve the introduction of generic versions of the products at issue to the market prior to the expiration of the relevant patents.

The Inter Partes Review (IPR) process with the United States Patent and Trademark Office (USPTO), created under the 2011 America Invents Act, is also being used at times by generic companies in conjunction with ANDAs and lawsuits to challenge the applicable patents.

XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; USV Private Limited; Mankind Pharma Limited; Epic Pharma, LLC; Apotex Inc.; Apotex Corp.; Biocon Pharma Limited; Biocon Limited; Biocon Pharma, Inc.; and ScieGen Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218; and 10,828,310. In March 2023, the Company entered into a confidential settlement with Epic Pharma, LLC.

U.S. Patent No. 10,828,310 is also under consideration by the USPTO in an IPR proceeding.

OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sun Pharmaceutical Industries Limited; Sun Pharmaceutical Industries, Inc.; Alembic Pharmaceuticals Ltd.; and Alembic Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015.

Beginning in May 2020, Janssen Inc. and Actelion Pharmaceuticals Ltd initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations in Canada against generic manufacturers who have filed ANDSs seeking approval to market generic versions of OPSUMIT before expiration of certain listed patents. The following entities are named defendants: Sandoz Canada Inc.; Apotex Inc.; and Generic Medical Partners Inc. In March 2023, the Company entered into a confidential settlement agreement with Generic Medical Partners Inc. The following Canadian patent is included in one or more cases: 2,659,770.

INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; and Accord Healthcare, Inc. The following U.S. patent is included in one or more cases: 9,439,906.

Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. The following entities are named defendants: Teva Canada Limited; Pharmascience Inc.; and Apotex Inc. The following Canadian patent is included in one or more cases: 2,655,335.

INVEGA TRINZA
Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693.

IMBRUVICA
Beginning in September 2021, Pharmacyclics LLC and Janssen Inc. initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of IMBRUVICA before expiration of certain listed patents. The following entities are named defendants: Natco Pharma (Canada) Inc.; and Sandoz Canada Inc. The following patents are included in one or more cases: 2,663,116; 2,928,721; 2,800,913; 3,007,787; 3,007,788; 2,875,986; and 3,022,256.

Table of Content

SYMTUZA
Beginning in November 2021, Janssen Products, L.P., Janssen Sciences Ireland Unlimited Company, Gilead Sciences, Inc. and Gilead Sciences Ireland UC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SYMTUZA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; MSN Laboratories Private Ltd.; MSN Life Sciences Private Ltd.; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 10,039,718 and 10,786,518.

ERLEADA
Beginning in May 2022, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc., Sloan Kettering Institute for Cancer Research and The Regents of the University of California filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of ERLEADA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; Zydus Worldwide DMCC; Zydus Pharmaceuticals (USA), Inc.; Zydus Lifesciences Limited; Sandoz Inc.; Eugia Pharma Specialities Limited; Aurobindo Pharma USA, Inc.; Auromedics Pharma LLC; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 9,481,663; 9,884,054; 10,052,314; 10,702,508; 10,849,888; 8,445,507; 8,802,689; 9,388,159; 9,987,261; and RE49,353.

UPTRAVI
Beginning in November 2022, Actelion Pharmaceuticals US Inc., Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Alembic Pharmaceuticals Limited, Alembic Pharmaceuticals Inc.; Lupin Ltd.; Lupin Pharmaceuticals, Inc.; Cipla Limited; and Cipla USA Inc. The following U.S. patents are included in one or more cases: 8,791,122; 9,284,280; and 7,205,302.

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

MedTech

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

In October 2012, the Company was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by the Company’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against the Company, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In October 2019, the Company and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. Between April 2019 and February

Table of Content
2023, the Company settled with Washington, West Virginia, Oregon, Mississippi and Kentucky. The California case started trial in July 2019 and concluded in September 2019. In January 2020, the Court in California issued a statement of decision, finding in favor of the State of California, and awarded civil penalties in the amount of $344 million. In April 2020, the Court in California denied the Company’s motion for a new trial. In August 2020, the Court entered judgment with respect to the penalties of $344 million, but denied the Attorney General’s request for injunctive relief. The Company appealed the penalty judgment. In April 2022, the Court of Appeals reduced the judgment to $302 million, but otherwise denied the appeal. In July 2022, the Supreme Court of California denied the Company’s petition to review the Court of Appeals decision, and the Company recorded a charge to reflect the judgment in the second quarter of 2022. In November 2022, the Company petitioned the United States Supreme Court for review. In February 2023, the Company’s petition to the United States Supreme Court was denied.

In June 2017, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts seeking information regarding practices pertaining to the sterilization of DePuy Synthes, Inc. (DePuy) spinal implants at three hospitals in Boston as well as interactions of employees of Company subsidiaries with physicians at these hospitals. The Company and DePuy fully cooperated with the government’s investigation. In January 2023, the Company, DePuy Synthes, Inc., and DePuy Synthes Sales Inc. entered into a settlement agreement with the United States resolving the matter for an immaterial amount. The only claim remaining before the United States District Court for the District of Massachusetts is the Relator’s employment retaliation claim.

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

Pharmaceuticals

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

Table of Content
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

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In February 2023, defendants petition for rehearing on the decision was denied.

MedTech

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

In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc. (BWI) in the United States District Court for the Middle District of California. The complaint alleges that certain of BWI’s business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. In December 2021, BWI filed a motion for summary judgment. In March 2022, the Court granted BWI’s motion for summary judgment. In April 2022, Innovative appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument has been set for June 2023.

Pharmaceuticals

Beginning in September 2017, multiple purported class actions were filed on behalf of indirect purchasers of REMICADE against the Company and Janssen Biotech, Inc. (collectively, Janssen) alleging that Janssen has violated federal antitrust laws through its contracting strategies for REMICADE. The cases were consolidated for pre-trial purposes as In re REMICADE Antitrust Litigation in United States District Court for the Eastern District of Pennsylvania. This case was settled in February 2022. The Court issued final approval in March 2023.

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

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. Janssen filed its Notice of Defense in July 2022. Genmab and Janssen have cross-moved for early disposition of the arbitration. In April 2023, the Arbitration Panel ruled in Janssen's favor and dismissed Genmab's claims. In April 2023, Genmab announced that it intends to appeal the award.

Table of Content

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland.

In May 2019, a class action antitrust complaint was filed against Janssen R&D Ireland (Janssen) and Johnson & Johnson in the United States District Court for the Northern District of California. The complaint alleges that Janssen violated federal and state antitrust and consumer protection laws by agreeing to exclusivity provisions in its agreements with Gilead concerning the development and marketing of combination antiretroviral therapies (cART) to treat HIV. The complaint also alleges that Gilead entered into similar agreements with Bristol-Myers Squibb and Japan Tobacco. In December 2021, several insurance companies and other payers filed individual “Opt-Out” complaints containing allegations similar to the original complaint. In September 2022, the Court granted in part and denied in part plaintiff’s motion for class certification. Trial was scheduled for May 2023; in March 2023, the Court issued an order dividing the matter into two separate trials. The first trial, scheduled for May 2023, relates to claims that do not involve Janssen. The court did not set a date for trial on the claims that do involve Janssen.

In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (EBSI) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims. The hearing is scheduled for March 2024.

In October 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Merck Sharp & Dohme Corp. with the American Arbitration Association pursuant to the Parties’ agreements relating to production of drug substance and drug product for the Company’s COVID-19 vaccine. Also in October 2022, Merck filed its answer and counterclaims. The hearing is scheduled for September 2023.

Consumer Health

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

Beginning in May 2021, multiple putative class actions were filed in state and federal courts (California, Florida, New York, and New Jersey) against various Johnson & Johnson entities alleging violations of state consumer fraud statutes based on nondisclosure of alleged benzene contamination of certain Neutrogena and Aveeno sunscreen products and the affirmative promotion of those products as “safe”; and, in at least one case, alleging a strict liability manufacturing defect and failure to warn claims, asserting that the named plaintiffs suffered unspecified injuries as a result of alleged exposure to benzene. The Judicial Panel on Multi-District Litigation has consolidated all pending actions, except one product liability case and one case pending in New Jersey state court, in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. In October 2021, the Company reached an agreement in principle for the settlement of a nationwide class, encompassing the claims of the consolidated actions, subject to approval by the Florida federal Court. In December 2021, plaintiffs in the consolidated actions filed a motion for preliminary approval of a nationwide class settlement. The court issued an order granting final approval of the settlement in February 2023. A Notice of Appeal was filed in April 2023.

Table of Content

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal first quarter of 2023, worldwide sales were $24.7 billion, a total increase of 5.6%, which included operational growth of 9.0% and a negative currency impact of 3.4% as compared to 2022 fiscal first quarter sales of $23.4 billion. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.4%.

Sales by U.S. companies were $12.5 billion in the fiscal first quarter of 2023, which represented an increase of 9.7% as compared to the prior year. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 2.3%. Sales by international companies were $12.2 billion, a total increase of 1.8%, which included operational growth of 8.3% and a negative currency impact of 6.5%. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.4%.

In the fiscal first quarter of 2023, sales by companies in Europe achieved growth of 5.1%, which included operational growth of 10.0% and a negative currency impact of 4.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 7.1%, including operational growth of 14.3% and a negative currency impact of 7.2%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 4.3%, including operational growth of 4.1% offset by a negative currency impact of 8.4%.

Q1 2023 Sales by Geographic Region
(in billions)

$12.5
$4.3
$1.6
$6.3
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Table of Content

Analysis of Sales by Business Segments

Consumer Health

Consumer Health segment sales in the fiscal first quarter of 2023 were $3.9 billion, an increase of 7.4% as compared to the same period a year ago, including operational growth of 11.3% and a negative currency impact of 3.9%. U.S. Consumer Health segment sales increased by 11.4%. International Consumer Health segment sales increased by 4.4% including operational growth of 11.3% and a negative currency impact of 6.9%. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was negligible.

Major Consumer Health Franchise Sales — Fiscal First Quarter Ended

(Dollars in Millions)	April 2, 2023	April 3, 2022	Total Change	Operations Change	Currency Change
OTC(1)	$1,642	$1,461	12.4%	15.8%	(3.4)%
Skin Health/Beauty	1,110	1,012	9.7	13.1	(3.4)
Oral Care	361	366	(1.3)	2.1	(3.4)
Baby Care	359	355	1.0	6.5	(5.5)
Women’s Health	217	228	(4.8)	4.1	(8.9)
Wound Care/Other	164	164	(0.1)	2.5	(2.6)
Total Consumer Health Sales	$3,852	$3,586	7.4%	11.3%	(3.9)%

The OTC franchise achieved operational growth of 15.8% as compared to the prior year fiscal first quarter. The growth was driven by price actions, exceptionally high Cough/Cold/Flu incidences primarily in Europe, and one-time supply replenishment reflected in TYLENOL, MOTRIN, NICORETTE and IMODIUM.

The Skin Health/Beauty franchise achieved operational growth of 13.1% as compared to the prior year fiscal first quarter. The growth was driven by price actions, one-time supply replenishment and sun season pipeline fill, and e-commerce and club channel performance driven by new product innovations in NEUTROGENA and AVEENO. The growth was partially offset by U.S. portfolio simplification and competitive pressures.

The Oral Care franchise achieved operational growth of 2.1% as compared to the prior year fiscal first quarter. The growth was driven by U.S. price actions, partially offset by category deceleration outside the U.S. and the negative impact from suspension of personal care sales in Russia.

The Baby Care franchise achieved operational growth of 6.5% as compared to the prior year fiscal first quarter. The growth was driven by price actions, one-time supply replenishment and lapping of a prior year reserve true-up outside the U.S. The growth was partially offset by the negative impact from suspension of personal care sales in Russia.

The Women’s Health franchise achieved operational growth of 4.1% as compared to the prior year fiscal first quarter primarily driven by price actions and strong performance in India partially offset by the negative impact from suspension of personal care sales in Russia.
The Wound Care/Other franchise achieved operational growth of 2.5% as compared to the prior year fiscal first quarter primarily driven by price actions and strong demand in Canada.

In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue as the name for the planned New Consumer Health Company), with the intention to create a new, publicly traded company by the end of the fiscal year 2023, pending market conditions.

Table of Content

Pharmaceutical

Pharmaceutical segment sales in the fiscal first quarter of 2023 were $13.4 billion, an increase of 4.2% as compared to the same period a year ago, including an operational increase of 7.2% and a negative currency impact of 3.0%. U.S. Pharmaceutical sales increased 5.9% as compared to the same period a year ago. International Pharmaceutical sales increased by 2.4%, including operational growth of 8.6% and a negative currency impact of 6.2%. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was negligible.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal First Quarter Ended

(Dollars in Millions)	April 2, 2023	April 3, 2022	Total Change	Operations Change	Currency Change
Immunology	$4,112	$4,119	(0.2)%	2.5%	(2.7)%
REMICADE	487	663	(26.5)	(25.0)	(1.5)
SIMPONI/ SIMPONI ARIA	537	571	(5.8)	(1.9)	(3.9)
STELARA	2,444	2,288	6.8	9.6	(2.8)
TREMFYA	640	590	8.4	11.0	(2.6)
Other Immunology	3	6	(51.3)	(51.3)	0.0
Infectious Diseases	1,586	1,297	22.3	26.4	(4.1)
COVID-19 VACCINE	747	457	63.4	70.8	(7.4)
EDURANT/rilpivirine	280	248	12.8	18.0	(5.2)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	477	501	(4.8)	(3.7)	(1.1)
Other Infectious Diseases	82	91	(9.8)	(8.0)	(1.8)
Neuroscience	1,804	1,741	3.6	6.1	(2.5)
CONCERTA/ methylphenidate	206	157	31.4	38.2	(6.8)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,044	1,048	(0.4)	1.7	(2.1)
SPRAVATO	131	70	86.9	88.0	(1.1)
Other Neuroscience(1)	423	467	(9.4)	(6.9)	(2.5)
Oncology	4,112	3,950	4.1	7.7	(3.6)
CARVYKTI	72	—	*	*	—
DARZALEX	2,264	1,856	22.0	25.7	(3.7)
ERLEADA	542	400	35.6	40.3	(4.7)
IMBRUVICA	827	1,038	(20.3)	(17.2)	(3.1)
ZYTIGA/ abiraterone acetate	245	539	(54.5)	(50.9)	(3.6)
Other Oncology	162	118	37.4	41.0	(3.6)
Pulmonary Hypertension	872	852	2.4	5.0	(2.6)
OPSUMIT	440	443	(0.7)	2.3	(3.0)
UPTRAVI	362	325	11.4	12.4	(1.0)
Other Pulmonary Hypertension	70	83	(16.1)	(9.3)	(6.8)
Cardiovascular / Metabolism / Other	927	910	1.8	3.0	(1.2)
XARELTO	578	508	13.7	13.7	—
Other(2)	349	402	(13.2)	(10.5)	(2.7)
Total Pharmaceutical Sales	$13,413	$12,869	4.2%	7.2%	(3.0)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately

Table of Content
Immunology products achieved operational growth of 2.5% as compared to the same period a year ago driven by market growth and share growth of STELARA (ustekinumab) in Crohn’s disease and Ulcerative Colitis partially offset by unfavorable patient mix and price. Additionally, strong growth of TREMFYA (guselkumab) was due to share gains in Psoriasis and Psoriatic Arthritis partially offset by unfavorable patient mix. Lower sales of REMICADE (infliximab) were due to biosimilar competition.

Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.

The latest expiring United States composition of matter patent for STELARA (ustekinumab) expires in September 2023. STELARA (ustekinumab) U.S. sales in fiscal 2022 were approximately $6.4 billion. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. In the event the Company is not successful in defending its patent claims in related lawsuits, biosimilar versions of STELARA may be introduced to the market, potentially resulting in substantial market share and revenue losses. There is also risk that one or more competitors could launch a biosimilar version of the product at issue following regulatory approval even though one or more valid patents are in place.

Infectious disease products achieved operational growth of 26.4% as compared to the same period a year ago. Growth was primarily driven by COVID-19 vaccine revenue (which is now substantially complete) and EDURANT (rilpivirine) sales. This was partially offset by lower sales of PREZISTA and PREZCOBIX/REZOLSTA (darunavir/cobicistat) due to increased competition outside the U.S.

Neuroscience products achieved operational sales growth of 6.1% as compared to the same period a year ago. Growth of SPRAVATO (esketamine) was driven by ongoing launches in the U.S. and Europe as well as increased patient demand. Paliperidone long-acting injectables growth was due to the strength of INVEGA SUSTENNA/XEPLION (paliperidone palmitate) and INVEGA TRINZA/TREVICTA driven by new patient starts and persistence of treatment as well as the launch of INVEGA HAFYERA/BYANNLI. This was partially offset by the XEPLION loss of exclusivity in the European Union.
Oncology products achieved operational sales growth of 7.7% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by share gains in all regions, continued market growth, and strong FASPRO adoption. Growth of ERLEADA (apalutamide) was due to continued strong share gains, market growth, and increased penetration from new launches. Sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued market share gains and the ongoing phased launch. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to global competitive pressures.

Pulmonary Hypertension achieved operational sales growth of 5.0% as compared to the same period a year ago. Sales growth was due to market and volume growth from UPTRAVI (selexipag) and OPSUMIT (macitentan) partially offset by declines in Other Pulmonary Hypertension.

Cardiovascular / Metabolism / Other products achieved operational growth of 3.0% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) was primarily driven by favorable patient mix and market growth partially offset by share loss.

The Company maintains a policy that no end customer will be permitted direct delivery of product to a location other than the billing location. This policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain certain contract pharmacy arrangements under policy exceptions. The Company has been and will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy had discount implications which positively impacted sales to customers in the fiscal first quarter of 2023.

Table of Content

MedTech

The MedTech segment sales in the fiscal first quarter of 2023 were $7.5 billion, an increase of 7.3% as compared to the same period a year ago, which included operational growth of 11.0% and a negative currency impact of 3.7%. U.S. MedTech sales increased 16.6%. International MedTech sales decreased by 0.6%, including operational growth of 6.2% offset by a negative currency impact of 6.8%. In the fiscal first quarter of 2023, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 4.6%, related to the Abiomed acquisition.

Major MedTech Franchise Sales** — Fiscal First Quarter Ended

(Dollars in Millions)	April 2, 2023	April 3, 2022	Total Change	Operations Change	Currency Change
Surgery	$2,434	$2,434	0.0%	4.1%	(4.1)%
Advanced	1,118	1,146	(2.5)	1.6	(4.1)
General	1,316	1,288	2.2	6.4	(4.2)
Orthopaedics	2,245	2,188	2.6	5.1	(2.5)
Hips	390	389	0.4	2.7	(2.3)
Knees	368	339	8.7	11.3	(2.6)
Trauma	757	748	1.2	3.4	(2.2)
Spine, Sports & Other	729	712	2.4	5.2	(2.8)
Interventional Solutions	1,503	1,092	37.6	41.9	(4.3)
Electrophysiology	1,092	1,002	9.1	13.3	(4.2)
Abiomed	324	—	*	*	—
Other Interventional Solutions	87	90	(3.9)	1.1	(5.0)
Vision	1,300	1,257	3.4	7.6	(4.2)
Contact Lenses/Other	953	910	4.7	9.3	(4.6)
Surgical	347	347	0.1	3.1	(3.0)
Total MedTech Sales	$7,481	$6,971	7.3%	11.0%	(3.7)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation

The Surgery franchise achieved operational sales growth of 4.1% as compared to the prior year fiscal first quarter. The operational growth in Advanced Surgery was primarily driven by the following: Biosurgery global procedure recovery, the strength from new products and a differentiated portfolio; and Energy products double digit growth in the U.S. with improved procedure volumes and strength of new products partially offset by volume-based procurement in China and product supply challenges; partially offset by Endocutter decline primarily due to volume-based procurement in China, competitive pressures predominately in the U.S. and supply challenges partially offset by positive uptake from recently launched products. The operational growth in General Surgery was primarily driven by improved procedure volumes coupled with technology penetration and benefits from differentiated Wound Closure portfolio.

The Orthopaedics franchise achieved operational sales growth of 5.1% as compared to the prior year fiscal first quarter. The operational growth in hips reflects global procedure recovery and strength across the portfolio. This was partially offset by impacts of volume-based procurement in China and supply challenges. The operational growth in knees was primarily driven by global procedure recovery, strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This was partially offset by impacts of volume-based procurement in China. The operational growth in Trauma was driven by the adoption of recently launched products. This was partially offset by softer procedure volumes compared to the prior year and impacts of volume-based procurement in China. The operational growth in Spine, Sports & Other was primarily driven by market growth and positive new product performance in Digital Solutions, shoulders and spine. This was partially offset by impacts of volume-based procurement in China and continued competitive pressures in Spine.

The Interventional Solutions franchise achieved operational sales growth of 41.9% as compared to the prior year fiscal first quarter which includes sales from Abiomed acquired on December 22, 2022. Electrophysiology grew by double digits in all regions except Asia Pacific which reflects the impacts of COVID-19 procedure disruption and volume-based procurement in China.

Table of Content
The Vision franchise achieved operational sales growth of 7.6% as compared to the prior year fiscal first quarter. The Contact Lenses/Other operational growth was primarily driven by the market recovery, continued strong performance in the ACUVUE OASYS 1-Day family (including recent launches) and effective commercial execution. This was partially offset by supply challenges. The Surgical operational growth was primarily driven by the strength in Monofocal IOLs partially offset by softer refractive and premium IOL markets and supply challenges.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings/loss before provision for taxes on income for the fiscal first quarter of 2023 was a loss of $0.7 billion representing (3.0)% of sales as compared to earnings of $5.9 billion in the fiscal first quarter of 2022, representing 25.0% of sales primarily driven by the $6.9 billion charge related to the talc settlement proposal.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2023 versus Q1 2022
Cost of products sold increased as a percent to sales primarily driven by:
•one-time COVID-19 vaccine manufacturing related exit costs and mix in the Pharmaceutical business
•Commodity inflation and Abiomed amortization in the MedTech business

The intangible asset amortization expense included in cost of products sold for the fiscal first quarters of 2023 and 2022 was $1.2 billion and $1.1 billion, respectively.

Selling, Marketing and Administrative Expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2023 versus Q1 2022
Selling, Marketing and Administrative Expenses decreased as a percent to sales primarily driven by:
•A reduction in brand marketing expenses in the Pharmaceutical business

Table of Content

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2023 versus Q1 2022
Research and Development decreased as a percent to sales driven by:
•a reduction in COVID-19 Vaccine related expenses
partially offset by
•portfolio progression in the Pharmaceutical business

In-Process Research and Development (IPR&D)

In the fiscal first quarter of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016. In the fiscal first quarter of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Interest (Income) Expense

Interest income in the fiscal first quarter of 2023 was $235 million as compared to $22 million in the fiscal first quarter of 2022 primarily due to higher rates of interest earned on cash balances. Interest expense in the fiscal first quarter of 2023 was $215 million as compared to interest expense of $10 million in the same period a year ago primarily due to a higher debt balance at higher interest rates. The balance of cash, cash equivalents, restricted cash and current marketable securities was $32.3 billion ($24.6 billion unrestricted and $7.7 billion restricted) at the end of the fiscal first quarter of 2023 as compared to $30.4 billion at the end of the fiscal first quarter of 2022. The Company’s debt position was $52.9 billion ($7.7 billion related to Kenvue debt) as of April 2, 2023, as compared to $33.1 billion the same period a year ago.

Other (Income) Expense, Net*

Q1 2023 versus Q1 2022
Other (income) expense, net for the fiscal first quarter of 2023 was unfavorable by $7.3 billion as compared to the prior year primarily due to the following:

Fiscal First Quarter
(Dollars in Billions)(Income)/Expense	2023	2022	Change
Litigation related(1)	$6.9	0.0	6.9
Consumer Health separation costs	0.3	0.1	0.2
COVID-19 Vaccine related exit costs	0.2	0.0	0.2
Changes in the fair value of securities	0.1	0.4	(0.3)
Employee benefit plan related	(0.4)	(0.3)	(0.1)
Other	0.1	(0.3)	0.4
Total Other (Income) Expense, Net	$7.2	(0.1)	7.3
(1) Related to the talc settlement proposal

Table of Content
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

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income (loss) before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Consumer Health	$776	$686	$3,852	$3,586	20.1%	19.1%
Pharmaceutical	4,444	3,924	13,413	12,869	33.1	30.5
MedTech	1,445	1,477	7,481	6,971	19.3	21.2
Segment earnings before tax	6,665	6,087	24,746	23,426	26.9	26.0
Less: Expenses not allocated to segments(1)	7,102	123
Less: Consumer Health separation costs	300	102
Worldwide income/(loss) before tax	$(737)	$5,862	$24,746	$23,426	(3.0)%	25.0%
(1)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. The fiscal first quarter of 2023 includes the incremental $6.9 billion charge related to the talc settlement proposal.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal first quarter of 2023 was 20.1% versus 19.1% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal first quarter of 2023 as compared to the prior year was primarily driven by the following:
•pricing actions
partially offset by
•commodity inflation

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal first quarter of 2023 was 33.1% versus 30.5% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter as compared to the prior year was primarily driven by the following:
•An IPR&D charge of $0.6 billion in 2022 related to bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS)
•Unfavorable changes in the fair value of securities in 2022 of $0.4 billion
•Leveraging in selling and marketing expenses
partially offset by
•COVID-19 Vaccine related exit costs of $0.4 billion in 2023
•Restructuring charges of $0.1 billion in 2023
•Unfavorable product mix
MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal first quarter of 2023 was 19.3% versus 21.2% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter was primarily driven by the following:
•Higher amortization expense of $0.1 billion in 2023 related to Abiomed
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition
•Acquisition costs related to Abiomed
•Commodity inflation in 2023
partially offset by
•No Restructuring charges in 2023 versus $0.1 billion in 2022
•Proactive management of costs

Table of Content

Restructuring

In the first quarter of 2023, the Company completed a prioritization of its research and development (R&D) investment within the Pharmaceutical segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, HIV and hepatitis. The pre-tax restructuring charge of approximately $0.1 billion in the fiscal first quarter of 2023 includes the termination of partnered and non-partnered program costs and asset impairments. In the fiscal first quarter of 2022, the Company recorded a pre-tax charge of $0.1 billion related to a restructuring program of its Global Supply Chain. The Global Supply Chain program was announced in the second quarter of 2018 and was completed in the fiscal fourth quarter of 2022.

Provision for Taxes on Income

The worldwide effective income tax rate for the first fiscal three months of 2023 was 90.8% in 2023 and 12.2% in 2022.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union.

Subsequent to April 2, 2023, as part of the planned separation of the Company’s Consumer Health business the Company anticipates the recognition of approximately $0.5 billion in incremental international tax costs due to the reorganization of certain international subsidiaries in the fiscal second quarter of 2023. During the fiscal year 2023, the Company is expected to incur additional tax costs related to the legal separation of the Consumer Health business.

For discussion related to the 2023 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash, cash equivalents and restricted cash were $26.9 billion at the end of the fiscal first quarter of 2023 as compared with $14.1 billion at the end of fiscal year 2022. The primary sources and uses of cash that contributed to the $12.8 billion increase were:

(Dollars In Billions)
$14.1	Q4 2022 Cash and cash equivalents balance
3.3	net cash generated from operating activities
3.3	net cash generated from investing activities
6.1	net cash generated from financing activities
0.1	rounding
$26.9	Q1 2023 Cash, cash equivalents and restricted cash balance

In addition, the Company had $5.4 billion in marketable securities at the end of the fiscal first quarter of 2023 and $9.4 billion at the end of fiscal year 2022.

Table of Content

Cash flow from operations of $3.3 billion was the result of:

(Dollars In Billions)
$(0.1)	Net Loss
1.1	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs and credit losses and accounts receivable allowances partially offset by the deferred tax provision and net gain on sale of assets/businesses
(0.6)	an increase in accounts receivable and inventories
(2.6)	a decrease in accounts payable and accrued liabilities
(0.9)	an increase in other current and non-current assets
6.3	an increase in other current and non-current liabilities
0.1	Rounding
$3.3	Cash Flow from operations

Cash flow from investing activities of $3.3 billion was primarily from:

(Dollars In Billions)
(0.9)	additions to property, plant and equipment
4.0	net sales of investments
0.2	credit support agreements activity, net
$3.3	Net cash from investing activities

Cash flow from financing activities of $6.1 billion was primarily from:

(Dollars In Billions)
$(2.9)	dividends to shareholders
(3.5)	repurchase of common stock
5.2	net proceeds from short term debt and repayment of long term debt
7.7	proceeds from Kenvue long term debt, net of issuance cost
$(0.4)	other and rounding
$6.1	Net cash from financing activities

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

In March 2023, Kenvue, a wholly owned subsidiary of the Company, priced an offering of senior unsecured notes in an aggregate principal amount of $7.75 billion (See Note 4 to the Consolidated Financial Statements for additional details). The senior unsecured notes (the Notes) will be senior unsecured obligations of Kenvue and will initially be fully and unconditionally guaranteed (the Guarantees) on a senior unsecured basis by the Company. The Guarantees will terminate upon (1) the completion in all material respects of the transfer of the assets and liabilities of Johnson & Johnson’s Consumer Health Business to Kenvue and (2) Kenvue having registered equity securities. The Notes were issued in connection with Johnson & Johnson’s separation of its Consumer Health Business. Kenvue intends to use the proceeds from the offering of the Notes as partial consideration to Johnson & Johnson for the Consumer Health Business that Johnson & Johnson will transfer to Kenvue. The proceeds of the Notes offering were placed in a segregated escrow account pending the transfer of the assets and liabilities of the Consumer Health Business to Kenvue and as such, classified as restricted cash as of the balance sheet date. On April 5, 2023, the net proceeds of the Notes were released from escrow upon completion of the Consumer Health Business transfer.

Table of Content

Further, in March 2023, Kenvue entered into a credit agreement providing for a five-year senior unsecured revolving credit facility (the Revolving Credit Facility) in an aggregate principal amount of $4.0 billion to be made available in U.S. dollars and Euros. The Revolving Credit Facility contains representations and warranties, covenants and events of default that are customary for this type of financing, including covenants restricting the incurrence of liens and the entry into certain merger transactions. In addition, Kenvue entered into a commercial paper program (the Commercial Paper Program) of up to $4.0 billion in aggregate principal amount of commercial paper under the Commercial Paper Program. The Commercial Paper Program contains representations and warranties, covenants and default that are customary for this type of financing.

Subsequent to the fiscal first quarter, on April 24, 2023, the Company announced that Kenvue has launched a roadshow for the initial public offering (“IPO”) of 151,204,000 shares of its common stock. Kenvue expects to grant the underwriters a 30-day option to purchase up to an additional 22,680,600 shares of its common stock to cover over-allotments, if any. The IPO price is currently expected to be between $20.00 and $23.00 per share. Kenvue has applied to list its common stock on the New York Stock Exchange under the symbol “KVUE.” After the completion of the IPO, Johnson & Johnson will own 1,716,160,000 shares of Kenvue’s common stock, representing 91.9% of the total outstanding shares of Kenvue’s common stock (or 90.8% if the underwriters exercise in full their over-allotment option).

As of April 2, 2023, the Company's cash, cash equivalents, restricted cash ($7.7 billion related to Kenvue) and marketable securities was approximately $32.3 billion and had approximately $52.9 billion of notes payable and long-term debt ($7.7 billion related to Kenvue) for a net debt position of $20.6 billion as compared to the prior year net debt position of $2.8 billion. Considering recent market conditions, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.5 billion and the establishment of the $8.9 billion reserve (present value) for the talc settlement proposal. (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

Subsequent to April 2, 2023, the Company paid approximately $3.5 billion to the U.S. Treasury including $1.5 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023), $1.4 billion in advance payments to resolve certain items under examination in its 2013 through 2016 U.S. IRS audit, and $0.6 billion primarily related to the normal estimated payment for the fiscal first quarter of 2023.
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company’s Common Stock. Any shares acquired will be available for general corporate purposes. As of April 2, 2023, $5.0 billion has been repurchased and the repurchase program was completed.

Dividends

On January 3, 2023, the Board of Directors declared a regular cash dividend of $1.13 per share, payable on March 7, 2023, to shareholders of record as of February 21, 2023.

On April 18, 2023, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on June 6, 2023, to shareholders of record as of May 23, 2023. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors
Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal first quarter of 2023, including accounts receivable or inventory reserves, was not material. As of both the fiscal first quarter ending April 2, 2023, and the 2022 fiscal year ending January 1, 2023, the business of the Company’s Ukraine subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. As of both the fiscal first quarter ending April 2, 2023, and the 2022 fiscal year ending January 1, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues.

Table of Content

In early March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. Additionally, at the end of March 2022, the Company made the decision to suspend supply of personal care products in Russia. The Company continues to supply its other products as patients rely on many of the products for healthcare purposes.

The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela, Argentina and Turkey (beginning in the fiscal second quarter of 2022) as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.

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

The Company faces regular intellectual property challenges from third parties, including generic and biosimilar manufacturers, seeking to manufacture and market generic and biosimilar versions of key pharmaceutical products prior to the expiration of the applicable patents. These challengers file Abbreviated New Drug Applications or abbreviated Biologics License Applications with the FDA or otherwise challenged the coverage and/or validity of the Company’s patents. In the event the Company is not successful in defending the patent claims challenged in the resulting lawsuits, generic or biosimilar versions of the products at issue may be introduced to the market, resulting in the potential for substantial market share and revenue losses for those products, and which may result in a non-cash impairment charge in any associated intangible asset. There is also risk that one or more competitors could launch a generic or biosimilar version of the product at issue following regulatory approval even though one or more valid patents are in place.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Table of Content

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

Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. Share repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program was completed during the fiscal first quarter of 2023.

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2023. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2023 through January 29, 2023	2,507,585	176.23	635,911	—
January 30, 2023 through February 26, 2023	18,143,502	162.00	13,852,301	—
February 27, 2023 through April 2, 2023	996,230	156.52	646,230	—
Total	21,647,317	163.39	15,134,442	—

(1)     During the fiscal first quarter of 2023, the Company repurchased an aggregate of 21,647,317 shares of Johnson & Johnson Common Stock in open-market transactions, of which 15,134,442 shares were purchased pursuant to the repurchase program that was publicly announced on September 14, 2022, and of which 6,512,875 shares were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
(2)    As of April 2, 2023, an aggregate of 30,546,218 shares were purchased for a total of $5.0 billion since the inception of the repurchase program announced on September 14, 2022.

Table of Content

Item 6 — EXHIBITS

Exhibit 10.1 Global Performance Share Unit Award Agreement

Exhibit 10.2 Global Restricted Share Unit Award Agreement

Exhibit 10.3 Global Nonqualified Stock Option Award Agreement

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

JOHNSON & JOHNSON (Registrant)

Date: April 28, 2023	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2023	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)