Form 10-Q
period 2023-07-02
JOHNSON & JOHNSON
filed 2023-07-31
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 2, 2023

or

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
On July 24, 2023, 2,598,969,594 shares of Common Stock, $1.00 par value, were outstanding.

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
•The Company’s ability to consummate the planned full separation of the Company’s Consumer Health business on a timely basis or at all;
•The Company’s ability to successfully separate the Company’s Consumer Health business and realize the anticipated benefits from the planned full separation; and
•Kenvue, Inc.'s (Kenvue) ability to succeed as a standalone publicly traded company.
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
•Reliance on global supply chains and production and distribution processes that are complex and subject to increasing regulatory requirements that may adversely affect supply, sourcing and pricing of materials used in the Company’s products; and
•The potential that the expected benefits and opportunities related to restructuring actions may not be realized or may take longer to realize than expected, including due to any required approvals from applicable regulatory authorities.

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

Part I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	July 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$21,183	14,127
Marketable securities	7,322	9,392
Accounts receivable, trade, less allowances $205 (2022, $203)	16,777	16,160
Inventories (Note 2)	12,888	12,483
Prepaid expenses and other	2,397	3,132
Total current assets	60,567	55,294
Property, plant and equipment at cost	51,218	49,253
Less: accumulated depreciation	(30,642)	(29,450)
Property, plant and equipment, net	20,576	19,803
Intangible assets, net (Note 3)	46,246	48,325
Goodwill (Note 3)	45,440	45,231
Deferred taxes on income (Note 5)	8,779	9,123
Other assets	10,078	9,602
Total assets	$191,686	187,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$11,701	12,771
Accounts payable	10,443	11,703
Accrued liabilities	10,605	11,456
Accrued rebates, returns and promotions	15,672	14,417
Accrued compensation and employee related obligations	3,062	3,328
Accrued taxes on income (Note 5)	2,687	2,127
Total current liabilities	54,170	55,802
Long-term debt (Note 4)	33,901	26,888
Deferred taxes on income (Note 5)	3,627	6,374
Employee related obligations (Note 6)	6,461	6,767
Long-term taxes payable (Note 5)	2,536	4,306
Other liabilities	14,582	10,437
Total liabilities	$115,277	110,574
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(13,135)	(12,967)
Retained earnings and Additional paid-in capital	129,381	128,345
Less: common stock held in treasury, at cost (521,700,000 and 506,246,000 shares)	44,217	41,694
Total Johnson & Johnson shareholders’ equity	75,149	76,804
Equity attributable to non-controlling interest (Note 12)	1,260	—
Total equity	$76,409	76,804
Total liabilities and shareholders’ equity	$191,686	187,378
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	July 2, 2023	Percent to Sales	July 3, 2022	Percent to Sales
Sales to customers (Note 9)	$25,530	100.0%	$24,020	100.0%
Cost of products sold	8,212	32.2	7,919	33.0
Gross profit	17,318	67.8	16,101	67.0
Selling, marketing and administrative expenses	6,665	26.1	6,226	25.9
Research and development expense	3,829	15.0	3,703	15.4
Interest income	(369)	(1.5)	(64)	(0.3)
Interest expense, net of portion capitalized	346	1.4	38	0.2
Other (income) expense, net*	(60)	(0.2)	273	1.1
Restructuring	145	0.5	85	0.4
Earnings before provision for taxes on income	6,762	26.5	5,840	24.3
Provision for taxes on income (Note 5)	1,618	6.4	1,026	4.3
NET EARNINGS	$5,144	20.1%	$4,814	20.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.98		$1.83
Diluted	$1.96		$1.80

AVG. SHARES OUTSTANDING
Basic	2,598.4		2,629.6
Diluted	2,625.7		2,667.9

*Fiscal second quarter of 2023 Other (income) expense, net includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	July 2, 2023	Percent to Sales	July 3, 2022	Percent to Sales
Sales to customers (Note 9)	$50,276	100.0%	$47,446	100.0%
Cost of products sold	16,607	33.0	15,517	32.7
Gross profit	33,669	67.0	31,929	67.3
Selling, marketing and administrative expenses	12,803	25.5	12,164	25.6
Research and development expense	7,392	14.7	7,165	15.1
In-process research and development impairments	49	0.1	610	1.3
Interest income	(604)	(1.2)	(86)	(0.2)
Interest expense, net of portion capitalized	561	1.1	48	0.1
Other (income) expense, net*	7,168	14.3	171	0.4
Restructuring	275	0.5	155	0.3
Earnings before provision for taxes on income	6,025	12.0	11,702	24.7
Provision for taxes on income (Note 5)	949	1.9	1,739	3.7
NET EARNINGS	$5,076	10.1%	$9,963	21.0%

NET EARNINGS PER SHARE (Note 8)
Basic	$1.95		$3.79
Diluted	$1.93		$3.73

AVG. SHARES OUTSTANDING
Basic	2,601.9		2,629.4
Diluted	2,630.7		2,669.2

* Fiscal six months of 2023 Other (income) expense, net includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter.

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net earnings	$5,144	4,814	$5,076	9,963

Other comprehensive income (loss), net of tax
Foreign currency translation	(715)	(151)	(896)	(705)

Securities:
Unrealized holding gain (loss) arising during period	4	(20)	21	(33)
Reclassifications to earnings	—	—	—	—
Net change	4	(20)	21	(33)

Employee benefit plans:
Prior service cost amortization during period	(36)	(20)	(71)	(73)
Gain (loss) amortization during period	(34)	86	(67)	303
Net change	(70)	66	(138)	230

Derivatives & hedges:
Unrealized gain (loss) arising during period	(137)	145	433	(50)
Reclassifications to earnings	(139)	(126)	(136)	(227)
Net change	(276)	19	297	(277)

Other comprehensive income (loss)	(1,057)	(86)	(716)	(785)

Comprehensive income	$4,087	4,728	$4,360	9,178

See Notes to Consolidated Financial Statements

The tax effects in other comprehensive income/(loss) for the fiscal second quarter were as follows for 2023 and 2022, respectively: Foreign Currency Translation: $32 million and $533 million; Securities: $1 million and $6 million; Employee Benefit Plans: $21 million and $84 million; Derivatives & Hedges: $74 million and $5 million.

The tax effects in other comprehensive income/(loss) for the fiscal six months were as follows for 2023 and 2022, respectively: Foreign Currency Translation: $266 million and $678 million; Securities: $6 million and $9 million; Employee Benefit Plans: $43 million and $65 million; Derivatives & Hedges: $80 million and $73 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Second Quarter Ended July 2, 2023

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-controlling interest (NCI)
Balance, April 2, 2023	$70,869	124,558	(12,626)	3,120	(44,183)	—
Net earnings	5,144	5,144	—	—	—	—
Cash dividends paid ($1.19 per share)	(3,092)	(3,092)	—	—	—	—
Employee compensation and stock option plans	649	301	—	—	348
Repurchase of common stock	(381)		—	—	(381)
Other	(1)	—	—	—	(1)	—
Kenvue IPO	4,278	2,470	548			1,260	*
Other comprehensive income (loss), net of tax	(1,057)	—	(1,057)	—	—	—
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260

Fiscal Six Months Ended July 2, 2023

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-controlling interest (NCI)
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)	—
Net earnings	5,076	5,076	—	—	—	—
Cash dividends paid ($2.32 per share)	(6,034)	(6,034)	—	—	—	—
Employee compensation and stock option plans	944	(476)	—	—	1,420	—
Repurchase of common stock	(3,918)	—	—	—	(3,918)	—
Other	(25)	—	—	—	(25)	—
Kenvue IPO	4,278	2,470	548	—	—	1,260	*
Other comprehensive income (loss), net of tax	(716)	—	(716)	—	—	—
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260

*Includes $37 million recorded in net earnings related to the 10.4% non-controlling interest of Kenvue.

Fiscal Second Quarter Ended July 3, 2022

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, April 3, 2022	$74,709	124,380	(13,757)	3,120	(39,034)
Net earnings	4,814	4,814	—	—	—
Cash dividends paid ($1.13 per share)	(2,971)	(2,971)	—	—	—
Employee compensation and stock option plans	864	(7)	—	—	871
Repurchase of common stock	(973)	—	—	—	(973)
Other comprehensive income (loss), net of tax	(86)	—	(86)	—	—
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)

Fiscal Six Months Ended July 3, 2022
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	9,963	9,963	—	—	—
Cash dividends paid ($2.19 per share)	(5,758)	(5,758)	—	—	—
Employee compensation and stock option plans	1,464	(1,049)	—	—	2,513
Repurchase of common stock	(2,550)	—	—	—	(2,550)
Other comprehensive income (loss), net of tax	(785)	—	(785)	—	—
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	July 2, 2023	July 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,076	9,963
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,814	3,513
Stock based compensation	688	644
Asset write-downs	388	747
Net gain on sale of assets/businesses	(47)	(213)
Deferred tax provision	(2,342)	(2,349)
Credit losses and accounts receivable allowances	—	(3)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(599)	(1,386)
Increase in inventories	(741)	(1,257)
Decrease in accounts payable and accrued liabilities	(1,061)	(1,170)
(Increase)/Decrease in other current and non-current assets	(1,144)	3,527
Increase/(Decrease) in other current and non-current liabilities	3,407	(2,456)

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,439	9,560

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,987)	(1,470)
Proceeds from the disposal of assets/businesses, net (Note 10)	116	314
Acquisitions, net of cash acquired (Note 10)	—	(523)
Purchases of investments	(9,688)	(22,048)
Sales of investments	11,877	17,634
Credit support agreements activity, net	(798)	(10)
Other (primarily licenses and milestones)	19	(170)

NET CASH USED BY INVESTING ACTIVITIES	(461)	(6,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(6,034)	(5,758)
Repurchase of common stock	(3,918)	(2,550)
Proceeds from short-term debt (Note 4)	12,221	4,371
Repayment of short-term debt	(13,611)	(2,201)
Proceeds from long-term debt, net of issuance costs (Note 4)	7,674	2
Repayment of long-term debt	(501)	(2,132)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	254	820
Credit support agreements activity, net	(126)	813
Proceeds from Kenvue initial public offering (Note 12)	4,241	—
Other	(53)	(11)

NET CASH FROM/(USED BY) FINANCING ACTIVITIES	147	(6,646)

Effect of exchange rate changes on cash and cash equivalents	(69)	(145)
Increase/(Decrease) in cash and cash equivalents	7,056	(3,504)
Cash and Cash equivalents beginning of period	14,127	14,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,183	10,983

Acquisitions
Fair value of assets acquired	$—	621
Fair value of liabilities assumed	—	(98)
Net cash paid for acquisitions	$—	523
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

For details regarding the Kenvue separation see Note 12 to the Consolidated Financial Statements.

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

As of July 2, 2023, and January 1, 2023, $0.9 billion and $1.0 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Recently Issued Accounting Standards
Not Adopted as of July 2, 2023
There were no new material accounting standards issued in the fiscal six months of 2023.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	July 2, 2023	January 1, 2023
Raw materials and supplies	$2,419	2,070
Goods in process	1,944	1,700
Finished goods	8,525	8,713
Total inventories	$12,888	12,483

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

(Dollars in Millions)	July 2, 2023	January 1, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$44,637	44,012
Less accumulated amortization	(24,460)	(22,266)
Patents and trademarks — net	20,177	21,746
Customer relationships and other intangibles — gross	23,055	22,987
Less accumulated amortization	(13,516)	(12,901)
Customer relationships and other intangibles — net(1)	9,539	10,086
Intangible assets with indefinite lives:
Trademarks	6,834	6,807
Purchased in-process research and development	9,696	9,686
Total intangible assets with indefinite lives	16,530	16,493
Total intangible assets — net	$46,246	48,325
(1)The majority is comprised of customer relationships

Goodwill as of July 2, 2023 was allocated by segment of business as follows:

(Dollars in Millions)	Consumer Health	Pharmaceutical	MedTech		Total
Goodwill at January 1, 2023	$9,184	10,184	25,863		45,231
Goodwill, related to acquisitions	—	—	—		—
Goodwill, related to divestitures	—	—	—		—
Currency translation/Other	(103)	137	175	*	209
Goodwill at July 2, 2023	$9,081	10,321	26,038		45,440
*Includes purchase price allocation adjustment for Abiomed

The weighted average amortization period for patents and trademarks is 12 years. The weighted average amortization period for customer relationships and other intangible assets is 21 years. The amortization expense of amortizable intangible assets included in cost of products sold was $1.2 billion and $1.1 billion for the fiscal second quarters ended July 2, 2023 and July 3, 2022, respectively. The amortization expense of amortizable intangible assets included in cost of products sold was $2.4 billion and $2.2 billion for the fiscal six months ended July 2, 2023 and July 3, 2022, respectively. Intangible asset write-downs are included in Other (income) expense, net, with the exception of In-Process research and development which are included in the In-Process research and development impairments line.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of July 2, 2023, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $1.8 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of July 2, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $46.9 billion, $39.5 billion and $10.0 billion, respectively. As of January 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.3 billion, $36.2 billion and $12.4 billion, respectively.

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

As of July 2, 2023, the balance of deferred net gain on derivatives included in accumulated other comprehensive income was $67 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended July 2, 2023 and July 3, 2022, net of tax:

	July 2, 2023					July 3, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(175)	—	—	—	—	(241)	—
Derivatives designated as hedging instruments	—	—	—	175	—	—	—	—	241	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	33	—	—	—	—	44	—
Amount of gain or (loss) recognized in AOCI	—	—	—	33	—	—	—	—	44	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(15)	56	(12)	—	3	(17)	(6)	42	—	(39)

Amount of gain or (loss) recognized in AOCI	(14)	251	7	—	18	(25)	35	69	—	(38)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	74	—	—	—	—	102	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(432)	—	—	—	—	60	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended July 2, 2023 and July 3, 2022, net of tax:

	July 2, 2023					July 3, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(1,104)	—	—	—	—	(772)	—
Derivatives designated as hedging instruments	—	—	—	1,104	—	—	—	—	772	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	67	—	—	—	—	89	—
Amount of gain or (loss) recognized in AOCI	—	—	—	67	—	—	—	—	89	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(3)	(90)	(25)	—	5	(34)	(58)	65	—	(57)

Amount of gain or (loss) recognized in AOCI	10	396	(29)	—	4	(3)	(59)	102	—	(111)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	182	—	—	—	—	222	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(15)	—	—	—	—	(68)	—

As of July 2, 2023, and January 1, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	July 2, 2023	January 1, 2023	July 2, 2023	January 1, 2023
Long-term Debt	$8,662	8,665	(1,443)	(1,435)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal second quarters ended 2023 and 2022:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Foreign Exchange Contracts	Other (income) expense	$33	73	2	102

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2023 and 2022:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
Debt	$11	202	Interest (income) expense	—	—
Cross Currency interest rate swaps	$(24)	313	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2023 and 2022

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
Debt	$(66)	270	Interest (income) expense	—	—
Cross Currency interest rate swaps	$666	873	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 1, 2023			July 2, 2023
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$576	(30)	(53)	493	493

Equity Investments without readily determinable value	$698	(26)	75	747	747
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of July 2, 2023 and January 1, 2023 were as follows:

	July 2, 2023				January 1, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	893	—	893	629
Interest rate contracts (2)	—	1,310	—	1,310	1,534
Total	—	2,203	—	2,203	2,163
Liabilities:
Forward foreign exchange contracts	—	446	—	446	511
Interest rate contracts (2)	—	3,691	—	3,691	2,778
Total	—	4,137	—	4,137	3,289
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	55	—	55	38
Liabilities:
Forward foreign exchange contracts	—	22	—	22	68
Other Investments:
Equity investments (3)	493	—	—	493	576
Debt securities (4)	—	9,831	—	9,831	10,487
Other Liabilities
Contingent consideration (5)	$—	—	1,142	1,142	1,120

Gross to Net Derivative Reconciliation	July 2, 2023	January 1, 2023
(Dollars in Millions)
Total Gross Assets	$2,258	2,201
Credit Support Agreement (CSA)	(2,119)	(2,176)
Total Net Asset	139	25

Total Gross Liabilities	4,159	3,357
Credit Support Agreement (CSA)	(3,890)	(3,023)
Total Net Liabilities	$269	334

Summarized information about changes in liabilities for contingent consideration for the fiscal second quarters ended July 2, 2023 and July 3, 2022 is as follows:

	July 2, 2023	July 3, 2022
(Dollars in Millions)
Beginning Balance	$1,120	533
Changes in estimated fair value (6)	25	(88)
Additions	—	91
Payments	(3)	—
Ending Balance	$1,142	536

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
(5)    Includes $1,137 million and $1,116 million, classified as non-current other liabilities as of July 2, 2023 and January 1, 2023, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.

The Company's cash, cash equivalents and current marketable securities as of July 2, 2023 comprised:

(Dollars in Millions)	Carrying Amount	Gain/(Loss)	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$4,430	—	4,430	4,430	—
Non-U.S. sovereign securities	423	—	423	423	—
U.S. reverse repurchase agreements	8,991	—	8,991	8,991	—
Corporate debt securities(1)	641	—	641	368	273
Money market funds	3,570	—	3,570	3,570	—
Time deposits(1)	619	—	619	619	—
Subtotal	18,674	—	18,674	18,401	273

		Unrealized Loss
U.S. Gov’t securities	9,416	(5)	9,411	2,729	6,682
U.S. Gov’t Agencies	123	(2)	121	—	121
Other sovereign securities	9	—	9	7	2
Corporate debt securities	291	(1)	290	46	244
Subtotal available for sale debt(2)	$9,839	(8)	9,831	2,782	7,049
Total cash, cash equivalents and current marketable securities	$28,513	(8)	28,505	21,183	7,322
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

The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. Available for sale securities with stated maturities of greater than one year from the date of purchase are available to fund current operations and are classified as either cash equivalents or current marketable securities.

The contractual maturities of the available for sale securities as of July 2, 2023 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$9,823	9,815
Due after one year through five years	16	16
Due after five years through ten years	—	—
Total debt securities	$9,839	9,831

Financial Instruments not measured at Fair Value:
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of July 2, 2023:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$11,701	11,676

Non-Current Debt
5.50% Notes due 2024 (500MM GBP 1.2605)	629	627
2.625% Notes due 2025	749	726
0.55% Notes due 2025	926	914
2.45% Notes due 2026	1,997	1,890
2.95% Notes due 2027	875	954
0.95% Notes due 2027	1,394	1,313
2.90% Notes due 2028	1,497	1,411
1.150% Notes due 2028 (750MM Euro 1.0873)	811	728
6.95% Notes due 2029	298	347
1.30% Notes due 2030	1,605	1,435
4.95% Debentures due 2033	498	525
4.375% Notes due 2033	854	857
1.650% Notes due 2035 (1.5B Euro 1.0873)	1,619	1,400
3.55% Notes due 2036	840	901
5.95% Notes due 2037	993	1,126
3.625% Notes due 2037	1,334	1,355
3.40% Notes due 2038	992	889
5.85% Debentures due 2038	697	783
4.50% Debentures due 2040	541	539
2.10% Notes due 2040	826	704
4.85% Notes due 2041	297	299
4.50% Notes due 2043	496	499
3.70% Notes due 2046	1,977	1,758
3.75% Notes due 2047	811	871
3.50% Notes due 2048	743	640
2.25% Notes due 2050	807	666
2.45% Notes due 2060	1,053	811
5.50% Debentures due 2025*	748	752
5.35% Debentures due 2026*	747	756
5.05% Debentures due 2028*	994	1,006
5.00% Debentures due 2030*	992	1,006
4.90% Debentures due 2033*	1,240	1,264
5.10% Debentures due 2043*	741	763
5.05% Debentures due 2053*	1,476	1,531
5.20% Debentures due 2063*	738	765
Other	66	66
Total Non-Current Debt	$33,901	32,877
*Tranches related to Kenvue

The weighted average effective interest rate on non-current debt is 3.54%.

The excess of the carrying value over the estimated fair value of debt was $1.6 billion at January 1, 2023.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

In March 2023, Kenvue priced an offering of senior unsecured notes (the Notes) in an aggregate principal amount of $7.75 billion (tranches with an * in the above table). The Notes were initially fully and unconditionally guaranteed (the Guarantees) on a senior unsecured basis by the Company. The Guarantees terminated on April 5, 2023, upon completion of the Consumer Health Business transfer.

The current debt balance as of July 2, 2023 includes $9.8 billion of commercial paper ($0.7 billion of which relates to Kenvue) which has a weighted average interest rate of 4.99% and a weighted average maturity of approximately forty days.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal six months of 2023 and 2022 were 15.8% and 14.9%, respectively. The increase in the consolidated tax rate is primarily due to the planned separation of the Company’s Consumer Health business. The Company has recognized approximately $0.6 billion in incremental international tax costs due to the reorganization of certain international subsidiaries which was recorded in the fiscal second quarter. The Company also had more income in lower tax jurisdictions relative to higher tax jurisdictions versus the prior year, due primarily to the approximately $7 billion charge related to the talc settlement proposal in the United States at an effective tax rate of 23.5% in the fiscal six months of 2023 (for further information see Note 11 to the Consolidated Financial Statements). Additionally, the prior year’s effective tax rate benefited from the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, which were partially offset by one-time tax costs in the fiscal six months of 2022.

On July 21, 2023, the IRS issued Notice 2023-55 which provides guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the application of unfavorable foreign tax credit regulations that were originally issued late last year. As a result of this new guidance, the Company has concluded that it is applicable to certain of its tax positions and therefore will record a tax benefit of approximately $0.5 billion in the fiscal third quarter of 2023.

The Company also received tax benefits from stock-based compensation that were either exercised or vested during each of the fiscal six months ended.

As of July 2, 2023, the Company had approximately $3.0 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. The Company currently expects completion of this audit and settlement of the related tax liabilities in the next 12 months. As a result, the Company has classified approximately $0.5 billion of unrecognized tax benefits and associated interest as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet as of the end of the second fiscal quarter of 2023 in anticipation of final settlement. The Company made a payment in the fiscal second quarter for approximately $1.4 billion to the U.S. Treasury for the previously reserved estimated liability of the 2013-2016 IRS Audit. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that some tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$216	319	69	80	428	640	137	160
Interest cost	373	229	55	27	727	459	109	53
Expected return on plan assets	(694)	(693)	(2)	(2)	(1,362)	(1,392)	(3)	(4)
Amortization of prior service cost/(credit)	(46)	(46)	(1)	(2)	(92)	(92)	(1)	(3)
Recognized actuarial (gains) losses	(50)	167	7	31	(100)	329	13	61
Curtailments and settlements	—	—	—	—	—	1	—	—
Net periodic benefit cost/(credit)	$(201)	(24)	128	134	(399)	(55)	255	267

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

Company Contributions
For the fiscal six months ended July 2, 2023, the Company contributed $58 million and $12 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign	Gain/(Loss)	Employee	Gain/(Loss)	Total Accumulated
	Currency	On	Benefit	On Derivatives	Other Comprehensive
(Dollars in Millions)	Translation	Securities	Plans	& Hedges	Income (Loss)
January 1, 2023	$(11,813)	(27)	(897)	(230)	(12,967)
Net change	(896)	21	(138)	297	(716)
Amount attributable to non-controlling interest	548				548
July 2, 2023	$(12,161)	(6)	(1,035)	67	(13,135)

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

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic net earnings per share	$1.98	1.83	1.95	3.79
Average shares outstanding — basic	2,598.4	2,629.6	2,601.9	2,629.4
Potential shares exercisable under stock option plans	95.2	143.7	96.9	141.8
Less: shares which could be repurchased under treasury stock method	(67.9)	(105.4)	(68.1)	(102.0)
Average shares outstanding — diluted	2,625.7	2,667.9	2,630.7	2,669.2
Diluted net earnings per share	$1.96	1.80	1.93	3.73

The diluted net earnings per share calculation for the fiscal second quarter ended July 2, 2023 excluded 50.8 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock. The diluted net earnings per share calculation for the fiscal second quarter ended July 3, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

The diluted net earnings per share calculation for the fiscal six months ended July 2, 2023 excluded 46.8 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock. The diluted net earnings per share calculation for the fiscal six months ended July 3, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

SALES BY SEGMENT OF BUSINESS

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change

CONSUMER HEALTH
OTC
U.S.	$712	663	7.5%	$1,457	1,333	9.3%
International	947	818	15.7	1,844	1,609	14.6
Worldwide	1,659	1,482	12.0	3,301	2,943	12.2
Skin Health/Beauty
U.S.	650	629	3.4	1,267	1,173	8.0
International	498	497	0.3	991	965	2.7
Worldwide	1,148	1,126	2.0	2,258	2,138	5.6
Oral Care
U.S.	173	170	1.7	332	313	6.2
International	225	224	0.3	427	447	(4.7)
Worldwide	398	394	0.9	759	760	(0.2)
Baby Care
U.S.	99	88	12.5	195	173	12.7
International	261	287	(9.1)	524	557	(6.0)
Worldwide	360	375	(4.0)	719	730	(1.6)
Women’s Health
U.S.	4	3	(2.1)	7	7	(0.1)
International	235	228	3.5	449	452	(0.7)
Worldwide	238	230	3.4	455	458	(0.6)
Wound Care/Other
U.S.	149	133	12.3	264	245	7.9
International	58	65	(10.3)	107	117	(8.4)
Worldwide	207	197	4.9	371	361	2.6
TOTAL CONSUMER HEALTH
U.S.	1,787	1,687	6.0	3,522	3,244	8.6
International	2,224	2,118	5.0	4,341	4,147	4.7
Worldwide	4,011	3,805	5.4	7,863	7,391	6.4

PHARMACEUTICAL
Immunology
U.S.	2,865	2,853	0.4	5,313	5,354	(0.8)
International	1,631	1,559	4.7	3,295	3,176	3.8
Worldwide	4,496	4,411	1.9	8,608	8,530	0.9
REMICADE
U.S.	277	391	(29.3)	553	749	(26.2)
U.S. Exports	33	44	(24.9)	74	124	(40.3)
International	152	212	(28.2)	322	437	(26.2)
Worldwide	462	647	(28.6)	949	1,310	(27.5)
SIMPONI / SIMPONI ARIA
U.S.	285	301	(5.1)	556	588	(5.4)
International	244	266	(8.2)	510	549	(7.1)
Worldwide	529	566	(6.6)	1,066	1,137	(6.2)
STELARA
U.S.	1,817	1,731	4.9	3,268	3,110	5.1
International	981	868	13.0	1,974	1,777	11.1
Worldwide	2,797	2,599	7.6	5,241	4,887	7.2
TREMFYA
U.S.	450	382	17.8	856	773	10.7
International	255	214	19.4	489	413	18.4
Worldwide	706	597	18.3	1,346	1,187	13.4
OTHER IMMUNOLOGY
U.S.	4	3	17.8	7	9	(30.2)
International	0	0	—	0	0	—
Worldwide	4	3	17.8	7	9	(30.2)

Infectious Diseases
U.S.	395	415	(4.9)	787	876	(10.2)
International	727	901	(19.4)	1,920	1,737	10.5
Worldwide	1,121	1,316	(14.8)	2,707	2,613	3.6
COVID-19 VACCINE
U.S.	—	45	*	—	120	*
International	285	499	(43.0)	1,032	881	17.1
Worldwide	285	544	(47.7)	1,032	1,001	3.0
EDURANT / rilpivirine
U.S.	8	9	(9.0)	17	18	(5.3)
International	258	215	19.9	529	454	16.4
Worldwide	266	225	18.6	546	473	15.6
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	382	355	7.6	760	724	5.0
International	109	110	(0.2)	208	242	(13.9)
Worldwide	491	464	5.8	968	965	0.3

OTHER INFECTIOUS DISEASES
U.S.	5	6	(27.2)	10	14	(30.6)
International	74	77	(3.5)	151	160	(5.6)
Worldwide	79	83	(5.2)	161	174	(7.6)

Neuroscience
U.S.	1,029	896	14.9	2,007	1,739	15.4
International	764	837	(8.8)	1,590	1,735	(8.4)
Worldwide	1,793	1,734	3.5	3,597	3,475	3.5
CONCERTA / methylphenidate
U.S.	64	38	68.2	134	73	84.0
International	143	123	16.3	279	245	13.9
Worldwide	208	161	28.6	414	318	30.0
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	721	691	4.3	1,434	1,352	6.0
International	310	362	(14.4)	641	749	(14.5)
Worldwide	1,031	1,054	(2.1)	2,075	2,102	(1.3)
SPRAVATO
U.S.	144	74	93.2	255	135	88.3
International	25	11	*	45	20	*
Worldwide	169	85	98.2	300	155	93.1
OTHER NEUROSCIENCE(1)
U.S.	100	93	9.3	184	179	3.1
International	286	341	(16.4)	625	721	(13.4)
Worldwide	386	433	(10.9)	809	900	(10.1)

Oncology
U.S.	2,069	1,679	23.2	3,958	3,261	21.4
International	2,329	2,362	(1.4)	4,552	4,731	(3.8)
Worldwide	4,398	4,042	8.8	8,510	7,992	6.5
CARVYKTI
U.S.	114	24	*	184	24	*
International	3	—	*	5	—	*
Worldwide	117	24	*	189	24	*
DARZALEX
U.S.	1,322	1,021	29.5	2,513	1,974	27.3
International	1,110	965	15.0	2,182	1,868	16.8
Worldwide	2,431	1,986	22.4	4,695	3,842	22.2
ERLEADA
U.S.	241	233	3.6	490	439	11.8
International	326	218	49.7	619	412	50.3
Worldwide	567	450	25.9	1,109	850	30.4
IMBRUVICA
U.S.	262	349	(24.9)	532	719	(26.0)
International	579	620	(6.7)	1,136	1,288	(11.8)
Worldwide	841	970	(13.2)	1,668	2,008	(16.9)
ZYTIGA / abiraterone acetate

U.S.	9	19	(55.2)	25	38	(34.7)
International	218	486	(55.1)	447	1,006	(55.6)
Worldwide	227	505	(55.1)	472	1,044	(54.8)
OTHER ONCOLOGY
U.S.	122	33	*	214	67	*
International	92	72	27.8	162	156	3.6
Worldwide	214	106	*	376	224	68.0

Pulmonary Hypertension
U.S.	684	560	22.0	1,284	1,132	13.4
International	289	284	2.0	561	563	(0.4)
Worldwide	972	843	15.3	1,844	1,695	8.8
OPSUMIT
U.S.	328	265	23.7	601	538	11.6
International	179	173	3.4	346	343	0.9
Worldwide	507	438	15.7	947	881	7.5
UPTRAVI
U.S.	338	272	24.2	642	541	18.7
International	61	56	10.0	119	112	6.6
Worldwide	399	328	21.8	761	653	16.6
OTHER PULMONARY HYPERTENSION
U.S.	18	23	(23.8)	41	53	(23.0)
International	48	55	(10.9)	95	108	(11.7)
Worldwide	66	78	(14.7)	136	161	(15.5)

Cardiovascular / Metabolism / Other
U.S.	776	757	2.6	1,491	1,429	4.3
International	174	215	(19.0)	386	453	(14.7)
Worldwide	950	972	(2.2)	1,877	1,882	(0.3)
XARELTO
U.S.	637	609	4.7	1,215	1,117	8.8
International	—	—	—	—	—	—
Worldwide	637	609	4.7	1,215	1,117	8.8
OTHER(2)
U.S.	138	148	(6.3)	275	312	(11.8)
International	174	215	(19.0)	386	453	(14.7)
Worldwide	313	363	(13.8)	662	765	(13.5)

TOTAL PHARMACEUTICAL
U.S.	7,818	7,159	9.2	14,841	13,791	7.6
International	5,913	6,158	(4.0)	12,303	12,395	(0.7)
Worldwide	13,731	13,317	3.1	27,144	26,186	3.7

MEDTECH
Interventional Solutions
U.S.	908	525	73.1	1,771	1,019	73.8
International	712	525	35.7	1,352	1,123	20.5
Worldwide	1,620	1,049	54.4	3,123	2,141	45.8
ELECTROPHYSIOLOGY
U.S.	609	499	22.0	1,180	969	21.7
International	587	469	25.1	1,109	1,001	10.8
Worldwide	1,196	968	23.5	2,288	1,970	16.2
ABIOMED(3)
U.S.	272	—	*	536	—	*
International	59	—	*	119	—	*
Worldwide	331	—	*	655	—	*
OTHER INTERVENTIONAL SOLUTIONS
U.S.	27	26	4.5	55	51	10.8
International	67	56	20.0	125	121	2.8
Worldwide	93	81	15.1	180	171	5.1
Orthopaedics
U.S.	1,388	1,338	3.7	2,751	2,627	4.7
International	878	820	7.0	1,759	1,719	2.3
Worldwide	2,265	2,157	5.0	4,510	4,345	3.8
HIPS
U.S.	250	240	4.1	491	465	5.6
International	147	148	(0.8)	296	312	(5.1)
Worldwide	397	388	2.2	787	777	1.3
KNEES
U.S.	221	216	2.4	447	417	7.2
International	142	133	6.3	284	271	4.8
Worldwide	363	349	3.9	731	688	6.3
TRAUMA
U.S.	483	464	4.3	974	939	3.7
International	255	232	9.9	522	505	3.2
Worldwide	739	696	6.1	1,496	1,444	3.6
SPINE, SPORTS & OTHER
U.S.	433	418	3.5	839	805	4.1
International	334	306	9.0	657	630	4.2
Worldwide	766	724	5.8	1,495	1,436	4.2
Surgery
U.S.	1,015	992	2.2	1,990	1,913	4.0
International	1,580	1,458	8.4	3,039	2,971	2.3
Worldwide	2,594	2,450	5.9	5,028	4,884	3.0
ADVANCED
U.S.	466	454	2.7	910	871	4.5
International	757	702	7.8	1,430	1,431	0.0
Worldwide	1,222	1,156	5.8	2,340	2,302	1.7
GENERAL
U.S.	548	538	1.9	1,079	1,042	3.6

International	823	756	8.9	1,608	1,540	4.5
Worldwide	1,372	1,294	6.0	2,688	2,582	4.1
Vision
U.S.	529	496	6.6	1,087	1,017	6.9
International	778	745	4.6	1,521	1,481	2.7
Worldwide	1,308	1,241	5.4	2,608	2,498	4.4
CONTACT LENSES / OTHER
U.S.	409	374	9.1	853	774	10.1
International	530	519	2.2	1,039	1,030	0.9
Worldwide	939	894	5.1	1,892	1,804	4.9
SURGICAL
U.S.	120	122	(1.1)	234	243	(3.6)
International	249	225	10.1	482	451	6.7
Worldwide	369	347	6.2	716	694	3.1

TOTAL MEDTECH
U.S.	3,839	3,351	14.6	7,598	6,576	15.5
International	3,949	3,547	11.3	7,671	7,293	5.2
Worldwide	7,788	6,898	12.9	15,269	13,869	10.1

WORLDWIDE
U.S.	13,444	12,197	10.2	25,961	23,611	10.0
International	12,086	11,823	2.2	24,315	23,835	2.0
Worldwide	$25,530	24,020	6.3%	$50,276	47,446	6.0%
*Percentage greater than 100% or not meaningful
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately
(3) Acquired on December 22, 2022

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
Consumer Health(1)	$860	784	9.7%	$1,636	1,470	11.3%
Pharmaceutical(2)	4,862	4,420	10.0	9,306	8,344	11.5
MedTech(3)	1,699	1,141	48.9	3,144	2,618	20.1
Segment earnings before provision for taxes	7,421	6,345	17.0	14,086	12,432	13.3
Less: Expense not allocated to segments (4)	377	237		7,479	360
Less: Consumer Health separation costs	282	268		582	370
Worldwide income before tax	$6,762	5,840	15.8%	$6,025	11,702	(48.5)%
*Percentage greater than 100% or not meaningful
(1) Consumer Health includes:
•Intangible amortization expense of $0.1 billion in both the fiscal second quarter of 2023 and 2022.
Intangible amortization expense of $0.2 billion in both the fiscal six months of 2023 and 2022.

(2) Pharmaceutical includes:
•Intangible amortization expense of $0.7 billion in both the fiscal second quarter of 2023 and 2022.
Intangible amortization expense of $1.5 billion in both the fiscal six months of 2023 and 2022.

•One-time COVID-19 Vaccine related exit costs of $0.2 billion and $0.3 billion in the fiscal second quarter of 2023 and 2022, respectively. One-time COVID-19 Vaccine related exit costs of $0.6 billion and $0.3 billion in the fiscal six months of 2023 and 2022, respectively.
•A restructuring related charge of $0.1 billion and $0.3 billion in the fiscal second quarter and fiscal six months of 2023, respectively.
•In the fiscal six months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS).
•Unfavorable changes in the fair value of securities of $0.1 billion in the fiscal second quarter of 2022. Unfavorable changes in the fair value of securities of $0.1 billion and $0.5 billion in the fiscal six months of 2023 and 2022, respectively.
•Favorable litigation related items of $0.1 billion in both the fiscal second quarter and fiscal six months of 2023.

(3) MedTech includes:
•Intangible amortization expense of $0.4 billion and $0.3 billion in the fiscal second quarter of 2023 and 2022, respectively. Intangible amortization expense of $0.8 billion and $0.5 billion in the fiscal six months of 2023 and 2022, respectively.
•Net favorable litigation matters of $0.2 billion in both the fiscal second quarter and fiscal six months of 2023 and $0.3 billion of expense in both the fiscal second quarter and fiscal six months of 2022.
•Acquisition and integration related expense of $0.1 billion in the fiscal six months of 2023.
•A restructuring related charge of $0.1 billion in the fiscal second quarter of 2022 and $0.2 billion in the fiscal six months of 2022.

(4)Amounts not allocated to segments include interest income/expense and general corporate income/expense. The fiscal six months of 2023 includes an approximately $7 billion incremental charge primarily related to the talc settlement proposal. See Note 11, Legal Proceedings, for additional details.

SALES BY GEOGRAPHIC AREA

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
United States	$13,444	12,197	10.2%	$25,961	23,611	10.0%
Europe	5,894	6,085	(3.1)	12,226	12,109	1.0
Western Hemisphere, excluding U.S.	1,713	1,536	11.5	3,300	3,018	9.3
Asia-Pacific, Africa	4,479	4,202	6.6	8,789	8,708	0.9
Total	$25,530	24,020	6.3%	$50,276	47,446	6.0%

NOTE 10— ACQUISITIONS AND DIVESTITURES

There were no material acquisitions or divestitures in the fiscal first quarter or fiscal second quarter of 2023.

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
b.$7.50 per share payable upon FDA premarket application approval of the use of Impella products in ST-elevated myocardial infarction (STEMI) patients without cardiogenic shock by January 1, 2028; and
c.$10.00 per share payable upon the first publication of a Class I recommendation for the use of Impella products in high risk PCI or STEMI with or without cardiogenic shock within four years from their respective clinical endpoint publication dates, but in all cases no later than December 31, 2029.

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
As the acquisition occurred in December 2022, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare appraisals. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. In the fiscal first quarter of 2023, there were purchase price allocation adjustments netting to approximately $0.1 billion with an offsetting increase to goodwill. In the fiscal second quarter of 2023, there were no purchase price allocation adjustments.
The amortizable intangible assets were primarily comprised of already in-market products of the Impella platform with an average weighted life of 14 years. The IPR&D assets were valued for technology programs for unapproved products. The value of the IPR&D was calculated using probability-adjusted cash flow projections discounted for the risk inherent in such projects. The probability of success factor ranged from 52% to 70%. The discount rate applied was 9.5%.
In 2022, the Company recorded acquisition related costs before tax of approximately $0.3 billion, which was recorded in Other (income)/expense. In the fiscal six months of 2023, the Company recorded acquisition related costs before tax of approximately $0.1 billion, which was primarily recorded in Other (income)/expense.

There were no material acquisitions or divestitures in the fiscal first quarter or fiscal second quarter of 2022.

NOTE 11 — LEGAL PROCEEDINGS

Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of July 2, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

LTL filed a petition for rehearing of the Third Circuit’s decision, which was denied in March 2023. LTL subsequently filed a motion in the Third Circuit to stay the mandate directing the New Jersey Bankruptcy Court to dismiss the LTL bankruptcy pending filing and disposition of a petition for writ of certiorari to the United States Supreme Court. The Third Circuit denied the motion to stay the mandate and issued the mandate.

In April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to all parties and returning the talc litigation to the tort system. LTL re-filed in the United States Bankruptcy Court for the District of New Jersey seeking relief under chapter 11 of the Bankruptcy Code (the LTL 2 Bankruptcy Case). As a result of the new filing, all talc claims against LTL were again automatically stayed pursuant to section 362 of the Bankruptcy Code. Additionally, the New Jersey Bankruptcy Court issued a temporary restraining order staying all litigation as to LTL, Old JJCI, New JJCI, the Company, identified retailers, and certain other parties (the New Protected Parties).

Also in April 2023, the New Jersey Bankruptcy Court issued a decision that granted limited injunctive relief to the Company and the New Protected Parties (the LTL 2 Preliminary Injunction). The LTL 2 Preliminary Injunction remains in force until late August 2023, following the Bankruptcy Court’s extension of the initial LTL 2 Preliminary Injunction in June 2023. Under the LTL 2 Preliminary Injunction, except for in those cases filed in the federal court ovarian cancer multi-district litigation, discovery in all personal injury and wrongful death matters is permitted to proceed. No trials may occur in any of the personal injury and wrongful death matters except for the Valadez trial after the Bankruptcy Court partially lifted the stay for Valadez and allowed it to proceed to trial. In July 2023, the jury returned a verdict in favor of Valadez for $18.8 million in compensatory damages but declined to award punitive damages. The Company will appeal. The terms of the court’s lifting of the automatic stay will prevent any collection of judgment.

Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. On July 28, 2023, the court dismissed the LTL 2 Bankruptcy case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims.

In the original bankruptcy case, the Company agreed to provide funding to LTL for the payment of amounts the New Jersey Bankruptcy Court determines are owed by LTL and the establishment of a $2 billion trust in furtherance of this purpose. The Company established a reserve for approximately $2 billion in connection with the aforementioned trust. After and as a result of the filing of the LTL Bankruptcy Case, the Company de-consolidated LTL through the second fiscal quarter, which is a related party. The impact of the de-consolidation is not material to the Company. In the LTL 2 Bankruptcy Case, the Company had agreed to contribute an additional amount which, when added to the prior $2 billion, would be a total reserve of present value of approximately $9 billion payable over 25 years (nominal value approximately $12 billion discounted at a rate of 4.41%), to resolve all the current and future talc claims. The approximate $9 billion reserve remains the Company’s estimate of probable loss after the dismissal.

The parties have not yet reached a resolution of all talc matters and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

In June 2020, Cyprus Mines Corporation and its parent, Cyprus Amax Minerals Company (CAMC) (together, Cyprus), which had owned certain Imerys talc mines, filed an adversary proceeding against the Company and Imerys in the Imerys Bankruptcy seeking a declaration of indemnity rights under certain contractual agreements (the Cyprus Adversary Proceeding). The Company denies such indemnification is owed and filed a motion to dismiss the adversary complaint. In February 2021, Cyprus filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain protected parties. Cyprus has not yet sought approval of its Disclosure Statement and Plan. Cyprus, along with the Tort Claimants’ Committee (TCC) and Future Claimants’ Representative (FCR) appointed in the Cyprus chapter 11 case, have agreed to participate in the mediation with the Mediation Parties. In October 2021, the Company filed a Notice of Bankruptcy Filing and Stay of Proceedings clarifying that the automatic stay arising upon the filing of the LTL Bankruptcy Case should apply to the Cyprus Adversary Proceeding. In June 2022, Cyprus commenced an Adversary Proceeding in its chapter 11 case seeking an order enforcing the automatic stay by enjoining parties from commencing or continuing “talc-related claims” against CAMC. In June 2022, the court entered a preliminary injunction order enjoining claimants from pursuing talc-related claims against CAMC through January 2023. The court subsequently extended the preliminary injunction through the end of July 2023. In June 2023, Cyprus filed a motion seeking to further extend the preliminary injunction through the end of February 2024.

Imerys, the TCC, the FCR, certain of Imerys’s insurers, and certain parties in the Cyprus Mines chapter 11 case (collectively the Mediation Parties) have been engaged in mediation since October 2021. In June 2023, the bankruptcy court entered an order extending the term of the mediation through the end of July 2023.

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

In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. Defendants have requested that further fact discovery be stayed until the Court rules on Plaintiff’s motion for class certification.

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that the Company violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. After the Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit, a stay was imposed, and the Court held the reply deadline in abeyance. The appeal continues to be held in abeyance, with the Company being required to file periodic status updates.

In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against the Company and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. In February 2022, the trial court set the case for trial to begin in February 2023. However, in October 2022, the LTL bankruptcy court issued an order staying the case. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. The State requested a new trial setting. Later in April 2023, the trial court set a new trial date in April 2024. The parties are currently engaged in expert work, extensive discovery, and preparations for the upcoming trial.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. In December 2022, the State filed an appeal to the Third Circuit concerning the stay order. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. However, this case remains stayed as a result of the New Mexico Supreme Court’s stay until such time as the Supreme Court issues an order concerning the State of New Mexico’s discovery obligations.

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

In October 2019, the Company announced a proposed agreement in principle with a negotiating committee of state Attorneys General to settle all remaining government opioid litigation claims nationwide. Under the final national settlement agreement, which was announced in July 2021, the Company agreed to pay up to $5.0 billion to resolve all opioid lawsuits and future opioid claims by states, cities, counties, local school districts and other special districts, and tribal governments, contingent on sufficient participation by eligible government entities, and with credits back for entities that declined or were ineligible to participate. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately 60% of the all-in settlement was paid by the second fiscal quarter of 2023. The expected payment schedule provides that approximately $0.6 billion of payments are to be paid by the end of the second fiscal quarter of 2024. The agreement is not an admission of liability or wrongdoing, and it provides for the release of all opioid-related claims against the Company, JPI, and their affiliates (including the Company’s former subsidiaries Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc.). As of July 2023, the Company and JPI had settled or otherwise resolved the opioid claims advanced by all government entity claimants except the State of Washington and its subdivisions, the City of Baltimore, a number of school districts and other special district claimants, and a handful of others.

The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. Counting the private litigant cases, there are approximately 35 remaining opioid cases against the Company and JPI in various state courts, 475 remaining cases in the Ohio MDL, and 2 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs; several others, including a case brought by DCH Health Systems in Alabama state court, are scheduled for trial in 2023, 2024, or 2025.

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

The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of July 2, 2023:

Product or product category	Number of Plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	40,480
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	940
Pelvic meshes	7,160
ETHICON PHYSIOMESH Flexible Composite Mesh	910
RISPERDAL	240
ELMIRON	2,130
TYLENOL	520

The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. There may be additional claims that have not yet been filed.

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

Ethicon Physiomesh
Following a June 2016 worldwide market withdrawal of Ethicon Physiomesh Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Of the cases subject to the MSA, 3,244 have been dismissed with prejudice. Ethicon has received releases from 3,559 plaintiffs, and releases continue to be submitted as part of the settlement process. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. In May 2023, Ethicon entered an additional settlement to resolve the claims of 292 Physiomesh claimants. That settlement is proceeding, and releases are being returned. There are two cases in the MDL and two in the MCL which are not included in either settlement and which remain subject to the docket control orders.

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

In October 2022, an agreement in principle, subject to various conditions, was reached to settle the majority of the pending cases involving Proceed, Proceed Ventral Patch, Prolene Hernia System and related multi-layered mesh products, as well as a number of unfiled claims. All litigation activities in the two New Jersey MCLs are stayed pending effectuation of the proposed settlement. Future cases that are filed in the New Jersey MCLs will be subject to docket control orders requiring early expert reports and discovery requirements.

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

Consumer Health

TYLENOL
Claims for personal injury have been made against Johnson and Johnson Consumer Inc. (JJCI) in federal court, arising out of the use of TYLENOL, an over-the-counter pain medication, alleging that prenatal exposure to acetaminophen is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder. In October 2022, lawsuits filed in federal courts in the United States were organized as a multi-district litigation in the United States District Court for the Southern District of New York. In addition, a lawsuit has been filed in state court against JJCI, Kenvue and the Company, and lawsuits have been filed in Canada against Johnson & Johnson Inc. and the Company. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense costs associated with TYLENOL related product liability litigation.

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

XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; USV Private Limited; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Biocon Pharma Limited; Biocon Limited; Biocon Pharma, Inc.; ScieGen Pharmaceuticals, Inc.; Auson Pharmaceuticals Inc.; Macleods Pharmaceuticals Ltd; Macleods Pharma USA, Inc.; Indoco Remedies Limited; and FPP Holding Company LLC. The following U.S. patents are included in one or more cases: 9,539,218; and 10,828,310. In April 2023, the Company entered into a confidential settlement agreement with ScieGen Pharmaceuticals, Inc. In June 2023, the Company entered into a confidential settlement agreement with USV Private Limited.

U.S. Patent No. 10,828,310 is also under consideration by the USPTO in an IPR proceeding.

OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sun Pharmaceutical Industries Limited; Sun Pharmaceutical Industries, Inc.; Alembic Pharmaceuticals Ltd.; Alembic Pharmaceuticals, Inc.; MSN Laboratories Private Limited; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015.

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

Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. The following entities are named defendants: Teva Canada Limited; Pharmascience Inc.; and Apotex Inc. The following Canadian patent is included in one or more cases: 2,655,335. In March 2023, the Federal Appeals Court dismissed Teva Canada Limited’s appeal of the Federal Court’s decision finding that its proposed generic product infringes the asserted patent and that the patent is not invalid.

INVEGA TRINZA
Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693. In May 2023, the District Court issued a decision finding that Mylan’s proposed generic product infringes the asserted patent and that the patent is not invalid. Mylan has appealed the verdict.

IMBRUVICA
Beginning in September 2021, Pharmacyclics LLC and Janssen Inc. initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of IMBRUVICA before expiration of certain listed patents. The following entities are named defendants: Natco Pharma (Canada) Inc. (Natco); and Sandoz Canada Inc. (Sandoz). The following patents are included in one or more cases: 2,663,116; 2,928,721; 2,800,913; 3,007,787; 3,007,788; 2,875,986; and 3,022,256. In July 2023, the Company entered into confidential settlement agreements with Natco and Sandoz.

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

UPTRAVI
Beginning in November 2022, Actelion Pharmaceuticals US Inc., Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Alembic Pharmaceuticals Limited, Alembic Pharmaceuticals Inc.; Lupin Ltd.; Lupin Pharmaceuticals, Inc.; Cipla Limited; Cipla USA Inc.; MSN Laboratories Private Ltd.; and MSN Pharmaceuticals Inc. The following U.S. patents are included in one or more cases: 8,791,122; 9,284,280; and 7,205,302 (‘302 patent). In June 2023, the Company reached a confidential settlement agreement with respect to the ’302 patent with Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals Inc.

SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc.; Hikma Pharmaceuticals Inc. USA; Hikma Pharmaceuticals PLC; Westward Columbus Inc.; Alkem Laboratories Ltd; and Ascend Laboratories, LLC. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260.

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

MedTech

In August 2012, DePuy Orthopaedics, Inc., DePuy, Inc. (now known as DePuy Synthes, Inc.), and Johnson & Johnson Services, Inc. (collectively DePuy) received an informal request from the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the United States Department of Justice (the United States) for the production of materials relating to the DePuy ASR XL Hip device. In July 2014, the United States notified the United States District Court for the District of Massachusetts that it had declined to intervene in a qui tam case filed pursuant to the False Claims Act against the companies concerning the hip devices. In February 2016, the District Court granted the companies’ motion to dismiss with prejudice, unsealed the qui tam complaint, and denied the qui tam relators’ request for leave to file a further amended complaint. The qui tam relators appealed the case to the United States Court of Appeals for the First Circuit. In July 2017, the First Circuit affirmed the District Court’s dismissal in part, reversed in part, and affirmed the decision to deny the relators’ request to file a third amended complaint. In March 2021, DePuy filed its motion to strike and dismiss the relators’ second amended complaint; the District Court denied DePuy’s motion to strike and dismiss in July 2021. DePuy filed a motion for reconsideration of the District Court’s July 2021 ruling. In November 2021, the District Court granted DePuy’s motion for reconsideration and dismissed the case with prejudice. The District Court’s order was unsealed in December 2021. The relators filed several post-dismissal motions, including a January 2022 omnibus motion for reconsideration, which the District Court denied. Following the District Court’s order dismissing the case with prejudice, DePuy filed a December 2021 motion seeking the recovery of attorneys’ fees and costs, which the District Court denied except as to costs. The Relators appealed the District Court’s dismissal of the case to the First Circuit. On May 18, 2023, the First Circuit affirmed the District Court’s dismissal of the case.

In October 2012, the Company was contacted by the California Attorney General’s office regarding a multi-state Attorney General investigation of the marketing of surgical mesh products for hernia and urogynecological purposes by the Company’s subsidiary, Ethicon, Inc. (Ethicon). In May 2016, California and Washington filed civil complaints against the Company, Ethicon and Ethicon US, LLC alleging violations of their consumer protection statutes. Similar complaints were filed against the companies by the following states: Kentucky, Mississippi, West Virginia and Oregon. In October 2019, the Company and Ethicon settled the multi-state investigation with 41 other states and the District of Columbia. Between April 2019 and February 2023, the Company settled with Washington, West Virginia, Oregon, Mississippi and Kentucky. After a trial in California and various appeals, the Company satisfied the judgment of penalties in California.

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

Pharmaceuticals

The Company and several of its pharmaceutical subsidiaries (the J&J AWP Defendants), along with numerous other pharmaceutical companies, were named as defendants in a series of lawsuits in state and federal courts involving allegations that the pricing and marketing of certain pharmaceutical products amounted to fraudulent and otherwise actionable conduct because, among other things, the companies allegedly reported an inflated Average Wholesale Price (AWP) for the drugs at issue. Payors alleged that they used those AWPs in calculating provider reimbursement levels. The plaintiffs in these cases included three classes of private persons or entities that paid for any portion of the purchase of the drugs at issue based on AWP, and state government entities that made Medicaid payments for the drugs at issue based on AWP. Many of these cases, both federal actions and state actions removed to federal court, were consolidated for pre-trial purposes in a multi-district litigation in the United States District Court for the District of Massachusetts, where all claims against the J&J AWP Defendants were ultimately dismissed. The J&J AWP Defendants also prevailed in a case brought by the Commonwealth of Pennsylvania. Other AWP cases have been resolved through court order or settlement. The case brought by Illinois was settled after trial. In New Jersey, a putative class action based upon AWP allegations is pending against Centocor, Inc. and Ortho Biotech Inc. (both now Janssen Biotech, Inc.), the Company and ALZA Corporation. In June 2023, an action alleging AWP-related claims was filed in a Pennsylvania state court against the same Company subsidiaries by a putative class of payors.

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

The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the Company’s agreement to implement remediation activities at designated hazardous waste sites or to reimburse the government or third parties for the costs they have incurred in performing remediation as such sites.

In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In June 2023, defendants filed a petition for a writ of certiorari to the United States Supreme Court.

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

Pharmaceuticals

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

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. In April 2023, the Arbitration Panel ruled in Janssen's favor and dismissed Genmab's claims. In May 2023, Genmab appealed that award.

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

In October 2022, Janssen Pharmaceuticals, Inc. (Janssen) filed a Demand for Arbitration against Merck Sharp & Dohme Corp. (Merck) with the American Arbitration Association pursuant to the Parties’ agreements relating to production of drug substance and drug product for the Company’s COVID-19 vaccine. Janssen and Merck settled the matter in May 2023.

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

NOTE 12— KENVUE SEPARATION

During the fiscal six months of 2023 the financial statements and accompanying footnotes continue to reflect the Company's consolidation of Kenvue.

On May 8, 2023, Kenvue, completed an initial public offering (the IPO) of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22.00 per share for net proceeds of $4.2 billion. Kenvue shares began trading on the New York Stock Exchange under the symbol “KVUE”. Additionally, on May 8, 2023, as partial consideration for the transfer of the Consumer Health business, Kenvue paid $13.2 billion to Johnson & Johnson from the net proceeds of the initial public offering and debt financing transactions (approximately $7.7 billion of unsecured notes and $1.2 billion of commercial paper) in connection with the separation (See Note 4 to the Consolidated Financial Statements for additional details). The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded in additional paid-in capital.

As of the closing of the IPO, Johnson & Johnson owns 1,716,160,000 shares of Kenvue Common Stock, or approximately 89.6% of the total outstanding shares of Kenvue Common Stock, and continues to consolidate the financial results of Kenvue. As of July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue is reflected in equity attributable to non-controlling interests in the consolidated balance sheet. Other (income) expense, net on the consolidated statement of earnings for the fiscal second quarter and fiscal six months ended July 2, 2023, includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter.

Subsequent to the fiscal second quarter on July 24, 2023, the Company announced its intention to split-off at least 80.1% of the shares of Kenvue through an exchange offer. Through the planned exchange offer, Johnson & Johnson shareholders can exchange all, some or none of their shares of Johnson & Johnson Common Stock for shares of Kenvue Common Stock, subject to the terms of the offer. The exchange offer will permit Johnson & Johnson shareholders to exchange some, all or none of their shares of Johnson & Johnson Common Stock for shares of Kenvue Common Stock at a 7% discount, subject to an upper limit of 8.0549 shares of Kenvue Common Stock per share of Johnson & Johnson Common Stock tendered and accepted in the exchange offer. If the upper limit is not in effect, tendering shareholders are expected to receive approximately $107.53 of Kenvue Common Stock for every $100 of Johnson & Johnson Common Stock tendered. Once the exchange offer is consummated (including all related transactions), the Company will no longer be the majority shareholder of Kenvue, and Kenvue will be a separate and independent company. The shares of Johnson & Johnson Common Stock acquired by the Company in the exchange offer will be recorded as an acquisition of treasury stock at a cost equal to the market value of the shares of Johnson & Johnson Common Stock accepted in the exchange offer at its expiration. Any difference between the net book value of Kenvue attributable to Johnson & Johnson and the market value of the shares of Johnson & Johnson Common Stock acquired at that date will be recognized by the Company as a gain on disposal of discontinued operations net of any direct and incremental expenses of the exchange offer on the disposal of its Kenvue Common Stock. Upon completion of the exchange offer, and assuming the Company no longer has a controlling financial interest in Kenvue, Kenvue’s historical results will be shown in the Company's financial statements as discontinued operations, and, in subsequent periods, the Company's financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to Kenvue.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal six months of 2023, worldwide sales were $50.3 billion, a total increase of 6.0%, including an operational increase of 8.2% as compared to 2022 fiscal six months sales of $47.4 billion. Currency fluctuations had a negative impact of 2.2% for the fiscal six months of 2023. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.3%.

Sales by U.S. companies were $26.0 billion in the fiscal six months of 2023, which represented an increase of 10.0% as compared to the prior year. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 2.3%. Sales by international companies were $24.3 billion, an increase of 2.0%, including an operational increase of 6.5%, and a negative currency impact of 4.5% as compared to the fiscal six months sales of 2022. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.3%.

In the fiscal six months of 2023, sales by companies in Europe achieved growth of 1.0%, which included an operational increase of 3.0% and a negative currency impact of 2.0%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 9.3%, which included an operational increase of 16.1%, and a negative currency impact of 6.8%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 0.9%, including an operational increase of 8.2% and a negative currency impact of 7.3%.

Fiscal Six Months 2023 Sales by Geographic Region (in billions)

$12.2
$3.3
$8.8
$26.0
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

For the fiscal second quarter of 2023, worldwide sales were $25.5 billion, a total increase of 6.3%, which included operational growth of 7.5% and a negative currency impact of 1.2% as compared to 2022 fiscal second quarter sales of $24.0 billion. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.3%.

Sales by U.S. companies were $13.4 billion in the fiscal second quarter of 2023, which represented an increase of 10.2% as compared to the prior year. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 2.2%. Sales by international companies were $12.1 billion, a total increase of 2.2%, which included operational growth of 4.7% and a negative currency impact of 2.5%. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.3%.

In the fiscal second quarter of 2023, sales by companies in Europe experienced a decline of 3.1%, which included an operational decline of 3.9% and a positive currency impact of 0.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 11.5%, including operational growth of 17.7% and a negative currency impact of 6.2%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 6.6%, including operational growth of 12.5% and a negative currency impact of 5.9%.

Q2 2023 Sales by Geographic Region
(in billions)

$5.9
$1.7
$4.5
$13.4
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Analysis of Sales by Business Segments

Consumer Health

Consumer Health segment sales in the fiscal six months of 2023 were $7.9 billion, an increase of 6.4% as compared to the same period a year ago, including operational growth of 9.5% and a negative currency impact of 3.1%. U.S. Consumer Health segment sales increased by 8.6%. International Consumer Health segment sales increased by 4.7%, including operational growth of 10.1% and a negative currency impact of 5.4%. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was negligible.

Major Consumer Health Franchise Sales — Fiscal Six Months Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
OTC	$3,301	$2,943	12.2%	14.8%	(2.6)%
Skin Health/Beauty	2,258	2,138	5.6	8.0	(2.4)
Oral Care	759	760	(0.2)	2.4	(2.6)
Baby Care	719	730	(1.6)	3.1	(4.7)
Women’s Health	455	458	(0.6)	7.1	(7.7)
Wound Care/Other	371	361	2.6	4.9	(2.3)
Total Consumer Health Sales	$7,863	$7,391	6.4%	9.5%	(3.1)%

Consumer Health segment sales in the fiscal second quarter of 2023 were $4.0 billion, an increase of 5.4% as compared to the same period a year ago, including operational growth of 7.7% and a negative currency impact of 2.3%. U.S. Consumer Health segment sales increased by 6.0%. International Consumer Health segment sales increased by 5.0% including operational growth of 9.0% and a negative currency impact of 4.0%. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on the Consumer Health segment operational sales growth was negligible.

Major Consumer Health Franchise Sales — Fiscal Second Quarter Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
OTC	$1,659	$1,482	12.0%	13.9%	(1.9)%
Skin Health/Beauty	1,148	1,126	2.0	3.5	(1.5)
Oral Care	398	394	0.9	2.7	(1.8)
Baby Care	360	375	(4.0)	(0.2)	(3.8)
Women’s Health	238	230	3.4	10.0	(6.6)
Wound Care/Other	207	197	4.9	6.8	(1.9)
Total Consumer Health Sales	$4,011	$3,805	5.4%	7.7%	(2.3)%

The OTC franchise achieved operational growth of 13.9% as compared to the prior year fiscal second quarter. The growth was driven by price actions and strong TYLENOL and MOTRIN performance due to increased global Cough/Cold/Flu incidences.

The Skin Health/Beauty franchise achieved operational growth of 3.5% as compared to the prior year fiscal second quarter. The growth was driven by price actions and strength in NEUTROGENA particularly in Sun Care, driven by innovation and supply repositioning.

The Oral Care franchise achieved operational growth of 2.7% as compared to the prior year fiscal second quarter. The growth was driven by price actions, partially offset by category deceleration in Asia and the negative impact from the suspension of personal care sales in Russia.

The Baby Care franchise experienced an operational decline of 0.2% as compared to the prior year fiscal second quarter. The decline was driven by competitive pressures in Asia and the negative impact from the suspension of personal care sales in Russia.

The Women’s Health franchise achieved operational growth of 10.0% as compared to the prior year fiscal second quarter primarily driven by price actions and continued strong growth in India partially offset by the negative impact from the suspension of personal care sales in Russia.
The Wound Care/Other franchise achieved operational growth of 6.8% as compared to the prior year fiscal second quarter primarily driven by price actions and innovation.

In November 2021, the Company announced its intention to separate the Company’s Consumer Health business (Kenvue, the New Consumer Health Company), with the intention to create a new, publicly traded company by the end of the fiscal year 2023, pending market conditions. On May 8, 2023, Kenvue completed an initial public offering (the IPO). As of the closing of the IPO, the Company owns approximately 89.6% of the total outstanding shares of Kenvue Common Stock, and has continued to consolidate the financial results of Kenvue (See Note 12 to the Consolidated Financial Statements for additional details).

Pharmaceutical

Pharmaceutical segment sales in the fiscal six months of 2023 were $27.1 billion, an increase of 3.7% as compared to the same period a year ago, with an operational increase of 5.5% and a negative currency impact of 1.8%. U.S. Pharmaceutical sales increased 7.6% as compared to the same period a year ago. International Pharmaceutical sales decreased by 0.7%, including operational growth of 3.1% offset by a negative currency impact of 3.8%. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Six Months Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
Immunology	$8,608	$8,530	0.9%	2.6%	(1.7)%
REMICADE	949	1,310	(27.5)	(26.3)	(1.2)
SIMPONI/ SIMPONI ARIA	1,066	1,137	(6.2)	(3.3)	(2.9)
STELARA	5,241	4,887	7.2	8.7	(1.5)
TREMFYA	1,346	1,187	13.4	15.0	(1.6)
Other Immunology	7	9	(30.2)	(30.2)	—
Infectious Diseases	2,707	2,613	3.6	4.7	(1.1)
COVID-19 VACCINE	1,032	1,001	3.0	4.2	(1.2)
EDURANT/rilpivirine	546	473	15.6	17.1	(1.5)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	968	965	0.3	0.7	(0.4)
Other Infectious Diseases	161	174	(7.6)	(3.6)	(4.0)
Neuroscience	3,597	3,475	3.5	5.8	(2.3)
CONCERTA/methylphenidate	414	318	30.0	35.3	(5.3)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	2,075	2,102	(1.3)	0.1	(1.4)
SPRAVATO	300	155	93.1	93.8	(0.7)
Other Neuroscience(1)	809	900	(10.1)	(6.4)	(3.7)
Oncology	8,510	7,992	6.5	8.8	(2.3)
CARVYKTI	189	24	*	*	*
DARZALEX	4,695	3,842	22.2	24.5	(2.3)
ERLEADA	1,109	850	30.4	33.2	(2.8)
IMBRUVICA	1,668	2,008	(16.9)	(15.0)	(1.9)
ZYTIGA/ abiraterone acetate	472	1,044	(54.8)	(52.3)	(2.5)
Other Oncology	376	224	68.0	70.4	(2.4)
Pulmonary Hypertension	1,844	1,695	8.8	10.8	(2.0)
OPSUMIT	947	881	7.5	9.5	(2.0)
UPTRAVI	761	653	16.6	17.5	(0.9)
Other Pulmonary Hypertension	136	161	(15.5)	(9.5)	(6.0)
Cardiovascular / Metabolism / Other	1,877	1,882	(0.3)	0.4	(0.7)
XARELTO	1,215	1,117	8.8	8.8	—
Other(2)	662	765	(13.5)	(11.9)	(1.6)
Total Pharmaceutical Sales	$27,144	$26,186	3.7%	5.5%	(1.8)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1)Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2)Inclusive of INVOKANA which was previously disclosed separately

Pharmaceutical segment sales in the fiscal second quarter of 2023 were $13.7 billion, an increase of 3.1% as compared to the same period a year ago, including an operational increase of 3.8% and a negative currency impact of 0.7%. U.S. Pharmaceutical sales increased 9.2% as compared to the same period a year ago. International Pharmaceutical sales decreased by 4.0%, including an operational decline of 2.5% and a negative currency impact of 1.5%. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on the Pharmaceutical segment operational sales growth was a negative 0.1%.

Major Pharmaceutical Therapeutic Area Sales** — Fiscal Second Quarter Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
Immunology	$4,496	$4,411	1.9%	2.6%	(0.7)%
REMICADE	462	647	(28.6)	(27.6)	(1.0)
SIMPONI/ SIMPONI ARIA	529	566	(6.6)	(4.7)	(1.9)
STELARA	2,797	2,599	7.6	8.0	(0.4)
TREMFYA	706	597	18.3	18.9	(0.6)
Other Immunology	4	3	17.8	17.8	—
Infectious Diseases	1,121	1,316	(14.8)	(16.6)	1.8
COVID-19 VACCINE	285	544	(47.7)	(51.8)	4.1
EDURANT/rilpivirine	266	225	18.6	16.2	2.4
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	491	464	5.8	5.6	0.2
Other Infectious Diseases	79	83	(5.2)	1.3	(6.5)
Neuroscience	1,793	1,734	3.5	5.5	(2.0)
CONCERTA/ methylphenidate	208	161	28.6	32.4	(3.8)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,031	1,054	(2.1)	(1.5)	(0.6)
SPRAVATO	169	85	98.2	98.5	(0.3)
Other Neuroscience(1)	386	433	(10.9)	(5.8)	(5.1)
Oncology	4,398	4,042	8.8	9.7	(0.9)
CARVYKTI	117	24	*	*	*
DARZALEX	2,431	1,986	22.4	23.4	(1.0)
ERLEADA	567	450	25.9	26.9	(1.0)
IMBRUVICA	841	970	(13.2)	(12.6)	(0.6)
ZYTIGA/ abiraterone acetate	227	505	(55.1)	(53.8)	(1.3)
Other Oncology	214	106	*	*	*
Pulmonary Hypertension	972	843	15.3	16.5	(1.2)
OPSUMIT	507	438	15.7	16.7	(1.0)
UPTRAVI	399	328	21.8	22.5	(0.7)
Other Pulmonary Hypertension	66	78	(14.7)	(9.7)	(5.0)
Cardiovascular / Metabolism / Other	950	972	(2.2)	(2.0)	(0.2)
XARELTO	637	609	4.7	4.7	—
Other(2)	313	363	(13.8)	(13.4)	(0.4)
Total Pharmaceutical Sales	$13,731	$13,317	3.1%	3.8%	(0.7)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately

Immunology products achieved operational growth of 2.6% as compared to the same period a year ago driven by market growth of STELARA (ustekinumab) partially offset by unfavorable patient mix and rebates. Additionally, growth of TREMFYA (guselkumab) was due to share gains and market growth partially offset by unfavorable patient mix. Lower sales of REMICADE (infliximab) were due to biosimilar competition.

Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.

The latest expiring United States composition of matter patent for STELARA (ustekinumab) expires in September 2023. STELARA (ustekinumab) U.S. sales in fiscal 2022 were approximately $6.4 billion. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. In May 2023, the Company settled litigation with Amgen under the Biosimilar Price Competition and Innovation Act of 2009. As a result of the settlement and other agreements with separate third parties, the Company does not anticipate the launch of a biosimilar version of STELARA until January 1, 2025.

Infectious disease products experienced an operational decline of 16.6% as compared to the same period a year ago primarily driven by a decline in COVID-19 vaccine revenue.

Neuroscience products achieved operational sales growth of 5.5% as compared to the same period a year ago. The growth of SPRAVATO (esketamine) was driven by ongoing launches in the U.S. and Europe. Growth was partially offset by declines from the paliperidone long-acting injectables, due to the XEPLION loss of exclusivity in the European Union.
Oncology products achieved operational sales growth of 9.7% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by share gains in all regions and continued market growth. Growth of ERLEADA (apalutamide) was due to continued strong share gains, market growth, and increased penetration from new launches. Sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued market share gains from the ongoing launch. Additionally, sales from the launch of TECVAYLI (teclistamab-cqyv), included in Other Oncology, contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to global competitive pressures.

Pulmonary Hypertension achieved operational sales growth of 16.5% as compared to the same period a year ago. Sales growth was due to favorable patient mix, share gains and market growth from UPTRAVI (selexipag) and OPSUMIT (macitentan) partially offset by declines in Other Pulmonary Hypertension.

Cardiovascular / Metabolism / Other products experienced an operational decline of 2.0% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) was primarily driven by favorable patient mix and market growth partially offset by share loss.

The Company maintains a policy that no end customer will be permitted direct delivery of product to a location other than the billing location. This policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain certain contract pharmacy arrangements under policy exceptions. The Company has been and will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy had discount implications which positively impacted sales to customers in fiscal 2023.

MedTech

The MedTech segment sales in the fiscal six months of 2023 were $15.3 billion, an increase of 10.1% as compared to the same period a year ago, with an operational increase of 12.8% and a negative currency impact of 2.7%. U.S. MedTech sales increased 15.5%. International MedTech sales increased by 5.2%, including an operational increase of 10.3% and a negative currency impact of 5.1%. In the fiscal six months of 2023, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 4.7% related to the Abiomed acquisition on December 22, 2022.

Major MedTech Franchise Sales** — Fiscal Six Months Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
Surgery	$5,028	$4,884	3.0%	6.3%	(3.3)%
Advanced	2,340	2,302	1.7	5.0	(3.3)
General	2,688	2,582	4.1	7.4	(3.3)
Orthopaedics	4,510	4,345	3.8	5.4	(1.6)
Hips	787	777	1.3	2.8	(1.5)
Knees	731	688	6.3	7.9	(1.6)
Trauma	1,496	1,444	3.6	4.9	(1.3)
Spine, Sports & Other	1,495	1,436	4.2	6.1	(1.9)
Interventional Solutions	3,123	2,141	45.8	49.3	(3.5)
Electrophysiology	2,288	1,970	16.2	19.5	(3.3)
Abiomed	655	—	*	*	*
Other Interventional Solutions	180	171	5.1	9.5	(4.4)
Vision	2,608	2,498	4.4	7.2	(2.8)
Contact Lenses/Other	1,892	1,804	4.9	8.0	(3.1)
Surgical	716	694	3.1	5.4	(2.3)
Total MedTech Sales	$15,269	$13,869	10.1%	12.8%	(2.7)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation

The MedTech segment sales in the fiscal second quarter of 2023 were $7.8 billion, an increase of 12.9% as compared to the same period a year ago, which included operational growth of 14.7% and a negative currency impact of 1.8%. U.S. MedTech sales increased 14.6%. International MedTech sales increased by 11.3%, including operational growth of 14.7% partially offset by a negative currency impact of 3.4%. In the fiscal second quarter of 2023, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 4.8%, related to the Abiomed acquisition.

Major MedTech Franchise Sales** — Fiscal Second Quarter Ended

(Dollars in Millions)	July 2, 2023	July 3, 2022	Total Change	Operations Change	Currency Change
Surgery	$2,594	$2,450	5.9%	8.4%	(2.5)%
Advanced	1,222	1,156	5.8	8.4	(2.6)
General	1,372	1,294	6.0	8.4	(2.4)
Orthopaedics	2,265	2,157	5.0	5.7	(0.7)
Hips	397	388	2.2	3.0	(0.8)
Knees	363	349	3.9	4.5	(0.6)
Trauma	739	696	6.1	6.5	(0.4)
Spine, Sports & Other	766	724	5.8	7.0	(1.2)
Interventional Solutions	1,620	1,049	54.4	56.9	(2.5)
Electrophysiology	1,196	968	23.5	25.9	(2.4)
Abiomed	331	—	*	*	*
Other Interventional Solutions	93	81	15.1	18.8	(3.7)
Vision	1,308	1,241	5.4	6.9	(1.5)
Contact Lenses/Other	939	894	5.1	6.6	(1.5)
Surgical	369	347	6.2	7.6	(1.4)
Total MedTech Sales	$7,788	$6,898	12.9%	14.7%	(1.8)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation

The Surgery franchise achieved operational sales growth of 8.4% as compared to the prior year fiscal second quarter. The operational growth in Advanced Surgery was primarily driven by the following: Biosurgery global procedure growth and strength of the portfolio; Endocutter procedure recovery outside the U.S. and uptake of recently launched products partially offset by volume-based procurement impacts in China, competitive pressures predominantly in the U.S. and supply challenges; and Energy products procedure recovery outside the U.S. and strength of new products partially offset by volume-based procurement impacts in China and supply challenges. The operational growth in General Surgery was primarily driven by procedure recovery outside the U.S. coupled with technology penetration and benefits from the differentiated Wound Closure portfolio.

The Orthopaedics franchise achieved operational sales growth of 5.7% as compared to the prior year fiscal second quarter. The operational growth in hips reflects global procedure growth and continued strength of the portfolio. This was partially offset by supply challenges. The operational growth in knees was primarily driven by global procedure recovery, benefits from launches in the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This was partially offset by supply constraints. The operational growth in Trauma was driven by procedure recovery and the adoption of recently launched products. This was partially offset by volume-based procurement impacts in China. The operational growth in Spine, Sports & Other was primarily driven by procedure growth, positive uptake from new products and growth in VELYS Digital Solutions. This was partially offset by volume-based procurement impacts in China and continued competitive pressures in Spine.

The Interventional Solutions franchise achieved operational sales growth of 56.9% as compared to the prior year fiscal second quarter which includes sales from Abiomed acquired on December 22, 2022. Electrophysiology grew by double digits due to global procedure growth, new product performance and commercial execution. This was partially offset by the impacts of volume-based procurement in China. Abiomed sales reflect the strength of all commercialized regions and continued adoption of Impella 5.5 and Impella RP.

The Vision franchise achieved operational sales growth of 6.9% as compared to the prior year fiscal second quarter. The Contact Lenses/Other operational growth was primarily driven by the continued strong performance in the ACUVUE OASYS 1-Day family (including recent launches) and commercial execution. This was partially offset by impacts from strategic portfolio decisions and supply challenges. The Surgical operational growth was primarily driven by cataract procedure growth and continued strength of recent innovations. This was partially offset by softer Refractive and premium IOL markets challenges.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal six months of 2023 was $6.0 billion representing 12.0% of sales as compared to $11.7 billion in the fiscal six months of 2022, representing 24.7% of sales. The decline was primarily related to the talc settlement proposal in the fiscal first quarter.

Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2023 was $6.8 billion representing 26.5% of sales as compared to $5.8 billion in the fiscal second quarter of 2022, representing 24.3% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal six months Q2 2023 versus Fiscal six months Q2 2022
Cost of products sold increased as a percent to sales driven by:
•Commodity inflation and Abiomed amortization in the MedTech business
•Commodity inflation in the Consumer Health business

The intangible asset amortization expense included in cost of products sold for the fiscal six months of 2023 and 2022 was $2.4 billion and $2.2 billion, respectively.

Q2 2023 versus Q2 2022
Cost of products sold decreased as a percent to sales primarily driven by:
•Favorable mix and lower one-time COVID-19 vaccine manufacturing related exit costs in 2023 in the Pharmaceutical business partially offset by
•Commodity inflation and Abiomed amortization in the MedTech business
•Commodity inflation in the Consumer Health business

The intangible asset amortization expense included in cost of products sold for the fiscal second quarters of 2023 and 2022 was $1.2 billion and $1.1 billion, respectively.

Selling, Marketing and Administrative Expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal six months Q2 2023 versus Fiscal six months Q2 2022
Selling, Marketing and Administrative Expenses decreased slightly as a percent to sales driven by:
•Leveraging in the Pharmaceutical and MedTech businesses
partially offset by
•An increase in Kenvue standalone start-up costs

Q2 2023 versus Q2 2022
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•An increase in Kenvue standalone start-up costs
partially offset by
•Leveraging in the Pharmaceutical and MedTech businesses

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal six months Q2 2023 versus Fiscal six months Q2 2022
Research and Development decreased as a percent to sales driven by:
•Cost management initiatives in the MedTech business
•Portfolio prioritization in the Pharmaceutical business
partially offset by
•acquired in-process research & development costs in the Pharmaceutical business

Q2 2023 versus Q2 2022
Research and Development decreased as a percent to sales driven by:
•Cost management initiatives in the MedTech business
•Portfolio prioritization in the Pharmaceutical business
partially offset by
•acquired in-process research & development costs in the Pharmaceutical business

In-Process Research and Development (IPR&D) Impairments

In the fiscal first quarter of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016. In the first fiscal six months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Interest (Income) Expense

Interest income in the first fiscal six months of 2023 was $604 million as compared to $86 million in the same period a year ago primarily due to higher rates of interest earned on cash balances. Interest income in the fiscal second quarter of 2023 was $369 million as compared to $64 million in the fiscal second quarter of 2022 primarily due to higher rates of interest earned on cash balances. Interest expense in the first fiscal six months of 2023 was $561 million as compared to $48 million in the same period a year ago primarily due to a higher debt balance at higher interest rates. Interest expense in the fiscal second quarter of 2023 was $346 million as compared to $38 million in the same period a year ago primarily due to a higher debt balance at higher interest rates. The balance of cash, cash equivalents and current marketable securities was $28.5 billion at the end of the fiscal second quarter of 2023 as compared to $32.6 billion at the end of the fiscal second quarter of 2022. The Company’s debt position was $45.6 billion as of July 2, 2023, as compared to $32.6 billion the same period a year ago.

Other (Income) Expense, Net*

Fiscal six months Q2 2023 versus Fiscal six months Q2 2022
Other (income) expense, net for the fiscal six months of 2023 was unfavorable by $7.0 billion as compared to the prior year primarily due to the following:

Fiscal Six Months
(Dollars in Billions)(Income)/Expense	2023	2022	Change
Litigation related(1)	$6.8	0.4	6.4
Consumer Health separation costs	0.5	0.4	0.1
COVID-19 Vaccine related exit costs	0.4	0.0	0.4
Changes in the fair value of securities	0.1	0.5	(0.4)
Employee benefit plan related	(0.7)	(0.6)	(0.1)
Other(2)	0.1	(0.5)	0.6
Total Other (Income) Expense, Net	$7.2	0.2	7.0
(1) Primarily related to the talc settlement proposal. The fiscal six months of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2) Fiscal 2023 includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter

Q2 2023 versus Q2 2022
Other (income) expense, net for the fiscal second quarter of 2023 was favorable by $0.3 billion as compared to the prior year primarily due to the following:

Fiscal Second Quarter
(Dollars in Billions)(Income)/Expense	2023	2022	Change
Consumer Health separation costs	$0.2	0.3	(0.1)
COVID-19 Vaccine related exit costs	0.2	0.0	0.2
Employee benefit plan related	(0.4)	(0.3)	(0.1)
Litigation related(1)	(0.1)	0.4	(0.5)
Changes in the fair value of securities	0.0	0.1	(0.1)
Other(2)	0.0	(0.2)	0.2
Total Other (Income) Expense, Net	$(0.1)	0.3	(0.4)
(1) The fiscal second quarter of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2) Fiscal 2023 includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter

*Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), changes in the fair value of securities, gains and losses on divestitures, gains and losses on sale of assets, certain transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, investment (income)/loss related to employee benefit plans, as well as royalty income.

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Consumer Health	$1,636	$1,470	$7,863	$7,391	20.8%	19.9%
Pharmaceutical	9,306	8,344	27,144	26,186	34.3	31.9
MedTech	3,144	2,618	15,269	13,869	20.6	18.9
Segment earnings before tax	14,086	12,432	50,276	47,446	28.0	26.2
Less: Expenses not allocated to segments(1)	7,479	360
Less: Consumer Health separation costs	582	370
Worldwide income before tax	$6,025	$11,702	$50,276	$47,446	12.0%	24.7%

(1)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. The fiscal six months of 2023 includes an approximately $7 billion incremental charge primarily related to the talc settlement proposal.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal six months of 2023 was 20.8% versus 19.9% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal six months of 2023 as compared to the prior year was primarily driven by the following:
•Pricing actions
partially offset by
•Commodity inflation
•Increased Kenvue standalone start-up costs

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal six months of 2023 was 34.3% versus 31.9% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal six months of 2023 as compared to the prior year was primarily driven by the following:
•An IPR&D charge of $0.6 billion in 2022 related to bermekimab (JnJ-77474462), an investigational drug for the treatment of AD and Hidradenitis Suppurativa (HS)
•Favorable changes in the fair value of securities in 2023 of $0.4 billion as compared to 2022
•Leveraging in selling, marketing and administrative expenses
•Portfolio prioritization
partially offset by
•One-time COVID-19 Vaccine related exit costs of $0.6 billion in 2023 as compared to $0.3 billion in 2022
•Restructuring charges of $0.3 billion in 2023
•Acquired in-process research & development costs of $0.2 billion

MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal six months of 2023 was 20.6% versus 18.9% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal six months of 2023 was primarily driven by the following:
•Net favorable litigation matters of $0.2 billion in 2023 as compared to expense of $0.3 billion in 2022
•No Restructuring charges in 2023 versus $0.2 billion in 2022
•Leveraging in selling and marketing expenses
partially offset by
•Higher amortization expense of $0.3 billion in 2023 related to Abiomed
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition
•Acquisition costs related to Abiomed of $0.1 billion
•Commodity inflation in 2023

Income before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Consumer Health	$860	$784	$4,011	$3,805	21.4%	20.6%
Pharmaceutical	4,862	4,420	13,731	13,317	35.4	33.2
MedTech	1,699	1,141	7,788	6,898	21.8	16.5
Segment earnings before tax	7,421	6,345	25,530	24,020	29.1	26.4
Less: Expenses not allocated to segments(1)	377	237
Less: Consumer Health separation costs	282	268
Worldwide income before tax	$6,762	$5,840	$25,530	$24,020	26.5%	24.3%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense.

Consumer Health Segment
The Consumer Health segment income before tax as a percent of sales in the fiscal second quarter of 2023 was 21.4% versus 20.6% for the same period a year ago. The increase in the income before tax as a percent of sales in the fiscal second quarter of 2023 as compared to the prior year was primarily driven by the following:
•Pricing actions
•Supply chain efficiencies
partially offset by
•Commodity inflation
•Increased Kenvue standalone start-up costs

Pharmaceutical Segment
The Pharmaceutical segment income before tax as a percent of sales in the fiscal second quarter of 2023 was 35.4% versus 33.2% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter as compared to the prior year was primarily driven by the following:
•Favorable litigation related items of $0.1 billion in 2023
•Favorable changes in the fair value of securities in 2023 of $0.1 billion as compared to 2022
•One-time COVID-19 Vaccine related exit costs of $0.2 billion in 2023 as compared to $0.3 billion in 2022
•Favorable mix
•Leveraging in selling, marketing and administrative expenses
•Portfolio prioritization
partially offset by
•Restructuring charges of $0.1 billion in 2023
•Acquired in-process research & development costs of $0.2 billion
MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal second quarter of 2023 was 21.8% versus 16.5% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter was primarily driven by the following:
•Net favorable litigation matters of $0.2 billion in 2023 as compared to expense of $0.3 billion in 2022
•No Restructuring charges in 2023 versus $0.1 billion in 2022
•Leveraging in selling, marketing and administrative expenses partially offset by
•Higher amortization expense of $0.1 billion in 2023 related to Abiomed
•Commodity inflation in 2023
Restructuring

In the fiscal first and second quarters of 2023, the Company completed a prioritization of its research and development (R&D) investment within the Pharmaceutical segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and

HIV development. The pre-tax restructuring charge of approximately $0.1 billion and $0.3 billion in the fiscal second quarter and fiscal six months of 2023, respectively, includes the termination of partnered and non-partnered program costs and asset impairments. The Company recorded a pre-tax charge of $0.1 billion in the fiscal second quarter and $0.2 billion in the first fiscal six months of 2022, related to a restructuring program of its Global Supply Chain. The Global Supply Chain program was announced in the second quarter of 2018 and was completed in the fiscal fourth quarter of 2022.

Provision for Taxes on Income

The worldwide effective income tax rate for the first fiscal six months of 2023 was 15.8% in 2023 and 14.9% in 2022.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. EU Member States will still need to adopt the OECD Administrative Guidance in their local Pillar Two legislation for such safe harbor rules to apply. A significant number of other countries are also considering implementing similar legislation. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union.

On July 21, 2023, the IRS issued Notice 2023-55 which provides guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023, specifically delaying until 2024 the application of unfavorable foreign tax credit regulations that were originally issued late last year. As a result of this new guidance, the Company has concluded that it is applicable to certain of its tax positions and therefore will record a tax benefit of approximately $0.5 billion in the fiscal third quarter of 2023.

For discussion related to the 2023 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $21.2 billion at the end of the fiscal second quarter of 2023 as compared with $14.1 billion at the end of fiscal year 2022. The primary sources and uses of cash that contributed to the $7.1 billion increase were:

(Dollars In Billions)
$14.1	Q4 2022 Cash and cash equivalents balance
7.4	net cash generated from operating activities
(0.5)	net cash used by investing activities
0.1	net cash generated from financing activities
0.1	rounding
$21.2	Q2 2023 Cash and cash equivalents

In addition, the Company had $7.3 billion in marketable securities at the end of the fiscal second quarter of 2023 and $9.4 billion at the end of fiscal year 2022.

Cash flow from operations of $7.4 billion was the result of:

(Dollars In Billions)
$5.1	Net earnings
2.5	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision and net gain on sale of assets/businesses
(1.3)	an increase in accounts receivable and inventories
(1.1)	a decrease in accounts payable and accrued liabilities
(1.1)	an increase in other current and non-current assets
3.4	an increase in other current and non-current liabilities
(0.1)	Rounding
$7.4	Cash Flow from operations

Cash flow used by investing activities of $0.5 billion was primarily from:

(Dollars In Billions)
(2.0)	additions to property, plant and equipment
0.1	proceeds from the disposal of assets/businesses, net
2.2	net sales of investments
(0.8)	credit support agreements activity, net and other
$(0.5)	Net cash used by investing activities

Cash flow from financing activities of $0.1 billion was primarily from:

(Dollars In Billions)
$(6.0)	dividends to shareholders
(3.9)	repurchase of common stock
(1.9)	net repayment of short and long term debt and other
7.7	proceeds from Kenvue long term debt, net of issuance cost
4.2	proceeds from Kenvue initial public offering
$0.1	Net cash from financing activities

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

In March 2023, Kenvue, priced an offering of senior unsecured notes (the Notes) in an aggregate principal amount of $7.75 billion (See Note 4 to the Consolidated Financial Statements for additional details). The Notes were initially fully and unconditionally guaranteed (the Guarantees) on a senior unsecured basis by the Company. The Guarantees terminated on April 5, 2023, upon completion of the Consumer Health Business transfer.

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

On May 8, 2023, Kenvue completed an initial public offering (the IPO) of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), including the underwriters’ full exercise of their option to purchase 25,921,884 shares to cover over-allotments, at an initial public offering price of $22.00 per share for net proceeds of $4.2 billion. Kenvue shares began trading on the New York Stock Exchange under the symbol “KVUE”. Additionally, on May 8,2023, as partial consideration for the transfer of the Consumer Health business, Kenvue paid $13.2 billion to Johnson & Johnson from the net proceeds of the initial public offering and debt financing transactions (approximately $7.7 billion of unsecured notes and $1.2 billion of commercial paper) in connection with the separation. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was 2.5 billion and was recorded in additional paid-in capital.

As of the closing of the IPO, Johnson & Johnson owns 1,716,160,000 shares of Kenvue Common Stock, or approximately 89.6% of the total outstanding shares of Kenvue Common Stock, and continues to consolidate the financial results of Kenvue. As of July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue is reflected in equity attributable to non-controlling interests in the consolidated balance sheet. Other (income) expense, net on the consolidated statement of earnings for the fiscal second quarter and fiscal six months ended July 2, 2023, includes $37 million related to the 10.4% non-controlling interest in Kenvue from the time of the initial public offering on May 8, 2023 through the end of the fiscal second quarter.

Subsequent to the fiscal second quarter on July 24, 2023, the Company announced its intention to split-off at least 80.1% of the shares of Kenvue through an exchange offer. Through the planned exchange offer, Johnson & Johnson shareholders can exchange all, some or none of their shares of Johnson & Johnson Common Stock for shares of Kenvue Common Stock, subject to the terms of the offer. (See Note 12 to the Consolidated Financial Statements for additional details). The shares of Johnson & Johnson Common Stock acquired by the Company in the exchange offer will be recorded as an acquisition of treasury stock at a cost equal to the market value of the shares of Johnson & Johnson Common Stock accepted in the exchange offer at its expiration. Any difference between the net book value of Kenvue attributable to Johnson & Johnson and the market value of the shares of Johnson & Johnson Common Stock acquired at that date will be recognized by the Company as a gain on disposal of discontinued operations net of any direct and incremental expenses of the exchange offer on the disposal of its Kenvue Common Stock. Upon completion of the exchange offer, and assuming the Company no longer has a controlling financial interest in Kenvue, Kenvue’s historical results will be shown in the Company's financial statements as discontinued operations, and, in subsequent periods, the Company's financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to Kenvue.

As of July 2, 2023, the Company's cash, cash equivalents and marketable securities was approximately $28.5 billion and had approximately $45.6 billion of notes payable and long-term debt for a net debt position of $17.1 billion as compared to the prior year net neutral position. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.2 billion and the establishment of the approximately $9 billion reserve (present value) for the talc settlement proposal (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

In the fiscal second quarter of 2023, the Company paid approximately $4.3 billion to the U.S. Treasury including $1.5 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023), $1.4 billion in pre-payments to resolve certain items previously reserved for and under examination in its 2013 through 2016 U.S. IRS audit, and $1.4 billion primarily related to the normal estimated payments for the first six months of fiscal 2023.
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

On July 20, 2023, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on September 7, 2023, to shareholders of record as of August 28, 2023. The Company expects to continue the practice of paying regular quarterly cash dividends.

OTHER INFORMATION

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.

Economic and Market Factors
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the Inflation Reduction Act’s (IRA) Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme.

Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter and fiscal six months of 2023, including accounts receivable or inventory reserves, was not material. As of both the fiscal second quarter ending July 2, 2023, and the 2022 fiscal year ending January 1, 2023, the business of the Company’s Ukraine subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. As of both the fiscal second quarter ending July 2, 2023, and the 2022 fiscal year ending January 1, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2023. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2023 through April 30, 2023	1,011,500	162.35	—	—
May 1, 2023 through May 28, 2023	383,500	161.73	—	—
May 29, 2023 through July 2, 2023	962,825	160.35	—	—
Total	2,357,825	161.44	—	—

(1)     During the fiscal second quarter of 2023, the Company repurchased an aggregate of 2,357,825 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased pursuant as part of a systematic plan to meet the needs of the Company’s compensation programs.
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

JOHNSON & JOHNSON (Registrant)

Date: July 31, 2023	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2023	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)