Form 10-Q
period 2023-10-01
JOHNSON & JOHNSON
filed 2023-10-27
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 1, 2023

or

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
On October 23, 2023, 2,407,278,620 shares of Common Stock, $1.00 par value, were outstanding.

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
Risks Related to the Company’s Strategic Initiatives, Healthcare Market Trends and the Separation of the Company’s Consumer Health Business
•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants, trends toward managed care, the shift toward governments increasingly becoming the primary payers of healthcare expenses, significant new entrants to the healthcare markets seeking to reduce costs and government pressure on companies to voluntarily reduce costs and price increases;
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
•The Company’s ability to divest the Company’s remaining ownership interest in Kenvue Inc. (Kenvue) and realize the anticipated benefits from the separation; and
•Kenvue's ability to succeed as a standalone publicly traded company.
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

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	October 1, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$19,728	12,889
Marketable securities	3,783	9,392
Accounts receivable, trade, less allowances $160 (2022, $169)	14,798	14,039
Inventories (Note 2)	11,198	10,268
Prepaid expenses and other	4,196	2,876
Current assets of discontinued operations (Note 12)	—	5,830
Total current assets	53,703	55,294
Property, plant and equipment at cost	45,626	43,534
Less: accumulated depreciation	(26,805)	(25,552)
Property, plant and equipment, net	18,821	17,982
Intangible assets, net (Note 3)	35,021	38,489
Goodwill (Note 3)	36,124	36,047
Deferred taxes on income (Note 5)	9,259	8,947
Other assets	13,133	9,212
Noncurrent assets of discontinued operations (Note 12)	—	21,407
Total assets	$166,061	187,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$3,870	12,756
Accounts payable	8,355	9,889
Accrued liabilities	10,101	10,719
Accrued rebates, returns and promotions	15,808	13,579
Accrued compensation and employee related obligations	3,337	3,049
Accrued taxes on income (Note 5)	2,899	2,220
Current liabilities of discontinued operations (Note 12)	—	3,590
Total current liabilities	44,370	55,802
Long-term debt (Note 4)	26,051	26,886
Deferred taxes on income (Note 5)	2,623	3,991
Employee related obligations (Note 6)	5,687	6,542
Long-term taxes payable (Note 5)	2,540	4,306
Other liabilities	13,562	10,146
Noncurrent liabilities of discontinued operations (Note 12)	—	2,901
Total liabilities	$94,833	110,574
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(8,780)	(12,967)
Retained earnings and Additional paid-in capital	152,536	128,345
Less: common stock held in treasury, at cost (712,665,000 and 506,246,000 shares)	75,648	41,694
Total shareholders’ equity	$71,228	76,804
Total liabilities and shareholders’ equity	$166,061	187,378
See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	October 1, 2023	Percent to Sales	October 2, 2022	Percent to Sales
Sales to customers (Note 9)	$21,351	100.0%	$19,996	100.0%
Cost of products sold	6,606	30.9	6,172	30.9
Gross profit	14,745	69.1	13,824	69.1
Selling, marketing and administrative expenses	5,400	25.3	4,975	24.9
Research and development expense	3,447	16.2	3,485	17.4
In-process research and development impairments	206	1.0	—	—
Interest income	(374)	(1.7)	(150)	(0.8)
Interest expense, net of portion capitalized	192	0.9	51	0.3
Other (income) expense, net	499	2.3	226	1.1
Restructuring	158	0.7	65	0.3
Earnings before provision for taxes on income	5,217	24.4	5,172	25.9
Provision for taxes on income (Note 5)	908	4.2	862	4.3
Net earnings from continuing operations	4,309	20.2%	4,310	21.6%
Net earnings from discontinued operations, net of tax (Note 12)	21,719		148
NET EARNINGS	$26,028		$4,458

NET EARNINGS PER SHARE (Note 8)

Continuing operations - basic	$1.71		$1.64
Discontinued operations - basic	$8.61		$0.06
Total net earnings per share - basic	$10.32		$1.70

Continuing operations - diluted	$1.69		$1.62
Discontinued operations - diluted	$8.52		$0.06
Total net earnings per share - diluted	$10.21		$1.68

AVG. SHARES OUTSTANDING
Basic	2,522.9		2,627.9
Diluted	2,549.7		2,661.3

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	October 1, 2023	Percent to Sales	October 2, 2022	Percent to Sales
Sales to customers (Note 9)	$63,764	100.0%	$60,051	100.0%
Cost of products sold	19,755	31.0	18,512	30.8
Gross profit	44,009	69.0	41,539	69.2
Selling, marketing and administrative expenses	15,702	24.6	14,907	24.8
Research and development expense	10,605	16.6	10,425	17.4
In-process research and development impairments	255	0.4	610	1.0
Interest income	(898)	(1.4)	(236)	(0.4)
Interest expense, net of portion capitalized	621	1.0	99	0.2
Other (income) expense, net	7,055	11.1	15	0.0
Restructuring	433	0.6	200	0.4
Earnings before provision for taxes on income	10,236	16.1	15,519	25.8
Provision for taxes on income (Note 5)	1,042	1.7	2,376	3.9
Net earnings from continuing operations	9,194	14.4%	13,143	21.9%
Net earnings from discontinued operations, net of tax (Note 12)	21,910		1,278
NET EARNINGS	$31,104		$14,421

NET EARNINGS PER SHARE (Note 8)

Continuing operations - basic	$3.57		$5.00
Discontinued operations - basic	$8.51		$0.49
Total net earnings per share - basic	$12.08		$5.49

Continuing operations - diluted	$3.53		$4.93
Discontinued operations - diluted	$8.42		$0.48
Total net earnings per share - diluted	$11.95		$5.41

AVG. SHARES OUTSTANDING
Basic	2,575.6		2,628.9
Diluted	2,603.4		2,667.5

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net earnings	$26,028	4,458	$31,104	14,421

Other comprehensive income (loss), net of tax
Foreign currency translation	448	(1,252)	(448)	(1,957)

Securities:
Unrealized holding gain (loss) arising during period	4	(2)	25	(35)
Net change	4	(2)	25	(35)

Employee benefit plans:
Prior service cost amortization during period	(36)	(37)	(107)	(110)
Gain (loss) amortization during period	(34)	151	(101)	454
Consumer settlement/curtailment	33	—	33	—
Net change	(37)	114	(175)	344

Derivatives & hedges:
Unrealized gain (loss) arising during period	(513)	(204)	(80)	(254)
Reclassifications to earnings	(180)	(105)	(316)	(332)
Net change	(693)	(309)	(396)	(586)

Other comprehensive income (loss)	(278)	(1,449)	(994)	(2,234)

Comprehensive income	$25,750	3,009	$30,110	12,187

See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations

The tax effects in other comprehensive income/(loss) for the fiscal third quarter were as follows for 2023 and 2022, respectively: Foreign Currency Translation: $335 million and $181 million; Securities: $1 million and $0 million; Employee Benefit Plans: $8 million and $33 million; Derivatives & Hedges: $185 million and $82 million.

The tax effects in other comprehensive income/(loss) for the fiscal nine months were as follows for 2023 and 2022, respectively: Foreign Currency Translation: $69 million and $859 million; Securities: $7 million and $9 million; Employee Benefit Plans: $51 million and $98 million; Derivatives & Hedges: $105 million and $155 million.

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; Dollars in Millions)

Fiscal Third Quarter Ended October 1, 2023

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-controlling interest (NCI)
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260
Net earnings	26,028	26,028	—	—	—	—
Cash dividends paid ($1.19 per share)	(2,871)	(2,871)	—	—	—	—
Employee compensation and stock option plans	948	41	—	—	907
Repurchase of common stock	(920)		—	—	(920)
Kenvue Separation (Note 12)	(28,088)	(43)	4,633	—	(31,418)	(1,260)
Other comprehensive income (loss), net of tax	(278)	—	(278)	—	—	—
Balance, October 1, 2023	$71,228	152,536	(8,780)	3,120	(75,648)	—

Fiscal Nine Months Ended October 1, 2023

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-controlling interest (NCI)
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)	—
Net earnings	31,104	31,104	—	—	—	—
Cash dividends paid ($3.51 per share)	(8,905)	(8,905)	—	—	—	—
Employee compensation and stock option plans	1,892	(435)	—	—	2,327	—
Repurchase of common stock	(4,838)	—	—	—	(4,838)	—
Other	(25)	—	—	—	(25)	—
Kenvue Separation/IPO (Note 12)	(23,810)	2,427	5,181	—	(31,418)	—
Other comprehensive income (loss), net of tax	(994)	—	(994)	—	—	—
Balance, October 1, 2023	$71,228	152,536	(8,780)	3,120	(75,648)	—

Fiscal Third Quarter Ended October 2, 2022

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, July 3, 2022	$76,357	126,216	(13,843)	3,120	(39,136)
Net earnings	4,458	4,458	—	—	—
Cash dividends paid ($1.13 per share)	(2,970)	(2,970)	—	—	—
Employee compensation and stock option plans	368	213	—	—	155
Repurchase of common stock	(2,165)	—	—	—	(2,165)
Other comprehensive income (loss), net of tax	(1,449)	—	(1,449)	—	—
Balance, October 2, 2022	$74,599	127,917	(15,292)	3,120	(41,146)

Fiscal nine Months Ended October 2, 2022
	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	14,421	14,421	—	—	—
Cash dividends paid ($3.32 per share)	(8,728)	(8,728)	—	—	—
Employee compensation and stock option plans	1,832	(836)	—	—	2,668
Repurchase of common stock	(4,715)	—	—	—	(4,715)
Other comprehensive income (loss), net of tax	(2,234)	—	(2,234)	—	—
Balance, October 2, 2022	$74,599	127,917	(15,292)	3,120	(41,146)

See Notes to Consolidated Financial Statements

JOHNSON & JOHNSON AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$31,104	14,421
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,643	5,198
Stock based compensation	984	925
Asset write-downs	820	787
Gain on Kenvue separation	(20,984)	—
Net gain on sale of assets/businesses	(117)	(213)
Deferred tax provision	(1,782)	(2,488)
Credit losses and accounts receivable allowances	—	(14)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(851)	(1,591)
Increase in inventories	(1,447)	(1,877)
Increase in accounts payable and accrued liabilities	664	141
(Increase)/Decrease in other current and non-current assets	(1,366)	4,563
Increase/(Decrease) in other current and non-current liabilities	2,260	(4,008)

NET CASH FLOWS FROM OPERATING ACTIVITIES	14,928	15,844

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,954)	(2,422)
Proceeds from the disposal of assets/businesses, net (Note 10)	237	322
Acquisitions, net of cash acquired (Note 10)	—	(522)
Purchases of investments	(9,981)	(31,163)
Sales of investments	15,787	26,324
Credit support agreements activity, net	(917)	(305)
Other (primarily licenses and milestones)	(92)	(208)

NET CASH FROM (USED BY) INVESTING ACTIVITIES	2,080	(7,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to shareholders	(8,905)	(8,728)
Repurchase of common stock	(4,838)	(4,715)
Proceeds from short-term debt (Note 4)	12,462	7,099
Repayment of short-term debt	(21,645)	(4,808)
Proceeds from long-term debt, net of issuance costs (Note 4)	—	1
Repayment of long-term debt	(502)	(2,133)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	907	907
Credit support agreements activity, net	62	1,678
Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation	8,047	—
Proceeds from Kenvue initial public offering (Note 12)	4,241	—
Cash transferred to Kenvue at separation	(1,114)	—
Other	115	128

NET CASH USED BY FINANCING ACTIVITIES	(11,170)	(10,571)

	Fiscal Nine Months Ended
	October 1, 2023	October 2, 2022
Effect of exchange rate changes on cash and cash equivalents	(237)	(431)
Increase/(Decrease) in cash and cash equivalents	5,601	(3,132)
Cash and cash equivalents from continuing operations, beginning of period	12,889	13,309
Cash and cash equivalents from discontinued operations, beginning of period	1,238	1,178
Cash and Cash equivalents beginning of period	14,127	14,487

Cash and cash equivalents from continuing operations, end of period	19,728	10,347
Cash and cash equivalents from discontinued operations, end of period	—	1,008
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,728	11,355

Acquisitions
Fair value of assets acquired	$—	620
Fair value of liabilities assumed	—	(98)
Net cash paid for acquisitions	$—	522
See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

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

Kenvue IPO/Separation

On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet in the fiscal second quarter.

On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of the shares of Kenvue through an exchange offer. Following the exchange offer, the Company owns 9.5% of the shares of Kenvue which are accounted for as an equity investment carried at fair value within continuing operations. The historical results of the Consumer Health business (which previously represented the Consumer Health business segment) are reflected as discontinued operations in the Company’s consolidated financial statements through the date of the exchange offer (see Note 12 for additional details). Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to Johnson & Johnson’s continuing operations.

Following the completion of the exchange offer, Johnson & Johnson is now organized into two business segments: Innovative Medicine (formerly referred to as Pharmaceutical) and MedTech (see Note 9 for additional details).

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

As of October 1, 2023, and January 1, 2023, $0.5 billion and $0.7 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Recently Issued Accounting Standards
Not Adopted as of October 1, 2023
There were no new material accounting standards issued in the fiscal nine months of 2023.

Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2 — INVENTORIES

(Dollars in Millions)	October 1, 2023	January 1, 2023
Raw materials and supplies	$2,233	1,719
Goods in process	1,961	1,577
Finished goods	7,004	6,972
Total inventories	$11,198	10,268

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

(Dollars in Millions)	October 1, 2023	January 1, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$39,284	39,388
Less accumulated amortization	(23,052)	(20,616)
Patents and trademarks — net	16,232	18,772
Customer relationships and other intangibles — gross	19,844	19,764
Less accumulated amortization	(12,159)	(11,363)
Customer relationships and other intangibles — net(1)	7,685	8,401
Intangible assets with indefinite lives:
Trademarks	1,640	1,630
Purchased in-process research and development	9,464	9,686
Total intangible assets with indefinite lives	11,104	11,316
Total intangible assets — net	$35,021	38,489
(1)The majority is comprised of customer relationships

Goodwill as of October 1, 2023 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech		Total
Goodwill at January 1, 2023	$10,184	25,863		36,047
Goodwill, related to acquisitions	—	—		—
Goodwill, related to divestitures	—	—		—
Currency translation/Other	(35)	112	*	77
Goodwill at October 1, 2023	$10,149	25,975		36,124
*Includes purchase price allocation adjustment for Abiomed

The weighted average amortization period for patents and trademarks is 11 years. The weighted average amortization period for customer relationships and other intangible assets is 18 years. The amortization expense of amortizable intangible assets for continuing operations included in cost of products sold was $1.1 billion and $1.0 billion for the fiscal third quarters ended October 1, 2023 and October 2, 2022, respectively. The amortization expense of amortizable intangible assets for continuing operations included in cost of products sold was $3.4 billion and $3.0 billion for the fiscal nine months ended October 1, 2023 and October 2, 2022, respectively. Intangible asset write-downs are included in Other (income) expense, net, with the exception of In-Process research and development which are included in the In-Process research and development impairments line.

The estimated amortization expense for approved products from continuing operations, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2023	2024	2025	2026	2027
$4,500	4,300	3,500	2,900	2,300

See Note 10 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.
See Note 12 to the Consolidated Financial Statements for additional details related to discontinued operations.

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

The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of October 1, 2023, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $1.7 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of October 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.5 billion and $10.0 billion, respectively. As of January 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.5 billion, $36.2 billion and $10.0 billion, respectively.

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

As of October 1, 2023, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $626 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended October 1, 2023 and October 2, 2022, net of tax:

	October 1, 2023					October 2, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(61)	—	—	—	—	(322)	—
Derivatives designated as hedging instruments	—	—	—	61	—	—	—	—	322	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	31	—	—	—	—	13	—
Amount of gain or (loss) recognized in AOCI	—	—	—	31	—	—	—	—	13	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	6	102	(5)	—	4	(20)	(83)	53	—	22

Amount of gain or (loss) recognized in AOCI	(11)	(166)	49	—	38	(45)	(94)	91	—	36

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	41	—	—	—	—	120	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(454)	—	—	—	—	(205)	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended October 1, 2023 and October 2, 2022, net of tax:

	October 1, 2023					October 2, 2022
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(1,165)	—	—	—	—	(1,094)	—
Derivatives designated as hedging instruments	—	—	—	1,165	—	—	—	—	1,094	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	98	—	—	—	—	102	—
Amount of gain or (loss) recognized in AOCI	—	—	—	98	—	—	—	—	102	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	3	12	(30)	—	9	(54)	(141)	118	—	(35)

Amount of gain or (loss) recognized in AOCI	(1)	230	20	—	42	(48)	(153)	193	—	(75)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	223	—	—	—	—	342	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(469)	—	—	—	—	(273)	—

As of October 1, 2023, and January 1, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	October 1, 2023	January 1, 2023	October 1, 2023	January 1, 2023
Long-term Debt	$8,589	8,665	(1,523)	(1,435)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters ended 2023 and 2022:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Foreign Exchange Contracts	Other (income) expense	$—	109	2	211

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2023 and 2022:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
Debt	$101	208	Interest (income) expense	—	—
Cross Currency interest rate swaps	$214	261	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2023 and 2022:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
Debt	$35	478	Interest (income) expense	—	—
Cross Currency interest rate swaps	$880	1,134	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments:

(Dollars in Millions)	January 1, 2023			October 1, 2023
	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value*	$576	(813)	4,260	4,023	4,023

Equity Investments without readily determinable value	$613	(24)	96	685	685
(1) Recorded in Other Income/Expense
(2) Other includes impact of currency
* Includes the 9.5% remaining stake in Kenvue and the $0.6 billion unfavorable change in the fair value of the investment between the separation date and the end of the fiscal quarter.

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of October 1, 2023 and January 1, 2023 were as follows:

	October 1, 2023				January 1, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	901	—	901	629
Interest rate contracts (2)	—	1,534	—	1,534	1,534
Total	—	2,435	—	2,435	2,163
Liabilities:
Forward foreign exchange contracts	—	577	—	577	511
Interest rate contracts (2)	—	3,669	—	3,669	2,778
Total	—	4,246	—	4,246	3,289
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	58	—	58	38
Liabilities:
Forward foreign exchange contracts	—	47	—	47	68
Other Investments:
Equity investments (3)	4,023	—	—	4,023	576
Debt securities (4)	—	8,407	—	8,407	10,487
Other Liabilities
Contingent consideration (5)	$—	—	1,178	1,178	1,120

Gross to Net Derivative Reconciliation	October 1, 2023	January 1, 2023
(Dollars in Millions)
Total Gross Assets	$2,493	2,201
Credit Support Agreement (CSA)	(2,472)	(2,176)
Total Net Asset	21	25

Total Gross Liabilities	4,293	3,357
Credit Support Agreement (CSA)	(4,174)	(3,023)
Total Net Liabilities	$119	334

Summarized information about changes in liabilities for contingent consideration for the fiscal third quarters ended October 1, 2023 and October 2, 2022 is as follows:

	October 1, 2023	October 2, 2022
(Dollars in Millions)
Beginning Balance	$1,120	533
Changes in estimated fair value (6)	62	(85)
Additions	—	89
Payments	(4)	(12)
Ending Balance	$1,178	525

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
(5)    Includes $1,172 million and $1,116 million, classified as non-current other liabilities as of October 1, 2023 and January 1, 2023, respectively.
(6) Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.

The Company's cash, cash equivalents and current marketable securities as of October 1, 2023 comprised:

(Dollars in Millions)	Carrying Amount	Gain/(Loss)	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,214	—	3,214	3,214	—
Non-U.S. sovereign securities	150	—	150	150	—
U.S. reverse repurchase agreements	7,261	—	7,261	7,261	—
Corporate debt securities(1)	228	—	228	78	150
Money market funds	3,503	—	3,503	3,503	—
Time deposits(1)	748	—	748	748	—
Subtotal	15,104	—	15,104	14,954	150

		Unrealized Loss
U.S. Gov’t securities	8,062	(1)	8,061	4,728	3,333
U.S. Gov’t Agencies	95	(2)	93	—	93
Other sovereign securities	6	—	6	2	4
Corporate debt securities	247	—	247	44	203
Subtotal available for sale debt(2)	$8,410	(3)	8,407	4,774	3,633
Total cash, cash equivalents and current marketable securities	$23,514	(3)	23,511	19,728	3,783
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

The contractual maturities of the available for sale securities as of October 1, 2023 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$8,400	8,397
Due after one year through five years	10	10
Due after five years through ten years	—	—
Total debt securities	$8,410	8,407

Financial Instruments not measured at Fair Value

The following financial liabilities are held at carrying amount on the consolidated balance sheet as of October 1, 2023:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$3,870	3,852

Non-Current Debt
5.50% Notes due 2024 (500MM GBP 1.2190)	609	609
2.625% Notes due 2025	750	726
0.55% Notes due 2025	947	916
2.45% Notes due 2026	1,997	1,879
2.95% Notes due 2027	882	937
0.95% Notes due 2027	1,409	1,290
2.90% Notes due 2028	1,497	1,384
1.150% Notes due 2028 (750MM Euro 1.0534)	786	705
6.95% Notes due 2029	298	337
1.30% Notes due 2030	1,604	1,377
4.95% Debentures due 2033	499	507
4.375% Notes due 2033	854	809
1.650% Notes due 2035 (1.5B Euro 1.0534)	1,568	1,282
3.55% Notes due 2036	831	852
5.95% Notes due 2037	994	1,060
3.625% Notes due 2037	1,321	1,261
3.40% Notes due 2038	993	823
5.85% Debentures due 2038	697	735
4.50% Debentures due 2040	541	502
2.10% Notes due 2040	809	639
4.85% Notes due 2041	297	282
4.50% Notes due 2043	496	450
3.70% Notes due 2046	1,977	1,555
3.75% Notes due 2047	787	788
3.50% Notes due 2048	743	564
2.25% Notes due 2050	776	573
2.45% Notes due 2060	1,025	695
Other	64	62
Total Non-Current Debt	$26,051	23,599

The weighted average effective interest rate on non-current debt is 3.08%.

The excess of the carrying value over the estimated fair value of debt was $1.6 billion at January 1, 2023.

Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.

The current debt balance as of October 1, 2023 includes $2.0 billion of commercial paper which has a weighted average interest rate of 5.31% and a weighted average maturity of approximately two months.

NOTE 5 — INCOME TAXES

The worldwide effective income tax rates for the fiscal nine months of 2023 and 2022 were 10.2% and 15.3%, respectively. The decrease in the current year consolidated tax rate is primarily due to more income in lower tax jurisdictions relative to higher tax jurisdictions versus the prior year, due primarily to the approximately $7 billion charge related to the talc settlement proposal in the United States at an effective tax rate of 23.5% in the fiscal nine months of 2023 (for further information see Note 11 to the Consolidated Financial Statements). The prior year’s effective tax rate benefited from the impact of certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022, which are offset by one-time tax costs in the fiscal nine months of 2022.

The Company also received tax benefits from stock-based compensation that were either exercised or vested during each of the fiscal nine months ended.

As of October 1, 2023, the Company had approximately $2.3 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the IRS has completed its audit for the tax years through 2012 and is currently auditing tax years 2013 through 2016. The Company currently expects completion of this audit and settlement of the related tax liabilities within the next 6 months. As a result, the Company has classified approximately $0.5 billion of unrecognized tax benefits and associated interest as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet as of the end of the third fiscal quarter of 2023 in anticipation of final settlement. The Company made a payment in the fiscal second quarter for approximately $1.4 billion to the U.S. Treasury for the previously reserved estimated liability of the 2013-2016 IRS Audit. The completion of this tax audit may result in additional adjustments to the Company’s unrecognized tax benefit liability. In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2008. The Company believes it is possible that some tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

NOTE 6 — PENSIONS AND OTHER BENEFIT PLANS

Components of Net Periodic Benefit Cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$210	313	61	80	638	953	198	240
Interest cost	363	226	51	26	1,090	685	160	79
Expected return on plan assets	(680)	(683)	(1)	(2)	(2,042)	(2,075)	(4)	(6)
Amortization of prior service cost/(credit)	(47)	(46)	—	(1)	(139)	(138)	(1)	(4)
Recognized actuarial (gains) losses	(50)	163	4	30	(150)	492	17	91
Curtailments and settlements	72	—	(9)	—	72	1	(9)	—
Net periodic benefit cost/(credit)	$(132)	(27)	106	133	(531)	(82)	361	400

Net periodic benefit cost (credit) for pension and other benefit plans in the third quarter and first nine months of 2023 includes expenses for curtailments and settlements in connection with the separation of Kenvue. In addition, approximately $0.1 billion of net pension liabilities were transferred to Kenvue.

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported, including Cost of products sold, Research and development expense, Selling, marketing and administrative expenses, and Net earnings from discontinued operations, net of taxes if related to the separation of Kenvue. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings, with the exception of certain amounts for curtailments and settlements, which are reported in Net earnings from discontinued operations, net of taxes if related to the separation of Kenvue (as noted above).

Company Contributions
For the fiscal nine months ended October 1, 2023, the Company contributed $92 million and $18 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of other comprehensive income (loss) consist of the following:

	Foreign Currency		Gain/(Loss) On	Employee Benefit		Gain/(Loss) On Derivatives	Total Accumulated Other Comprehensive
(Dollars in Millions)	Translation		Securities	Plans		& Hedges	Income (Loss)
January 1, 2023	$(11,813)		(27)	(897)		(230)	(12,967)
Change from continuing operations	(448)		25	(175)		(396)	(994)
Kenvue Separation	4,885	**	0	296	*	0	5,181
Net change	4,437		25	121		(396)	4,187
October 1, 2023	(7,376)		(2)	(776)		(626)	(8,780)

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
Gain/(Loss) On Derivatives & Hedges - reclassifications to earnings are recorded in the same account as the underlying transaction. See Note 4 for additional details. *Includes impact of curtailments and settlements in connection with the separation from Kenvue. **Includes $548 million of foreign currency translation associated with the non controlling interest.

NOTE 8 — EARNINGS PER SHARE

The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic net earnings per share from continuing operations	$1.71	1.64	3.57	5.00
Basic net earnings per share from discontinued operations	8.61	0.06	8.51	0.49
Total net earnings per share - basic	10.32	1.70	12.08	5.49
Average shares outstanding — basic	2,522.9	2,627.9	2,575.6	2,628.9
Potential shares exercisable under stock option plans	119.2	140.1	96.9	141.1
Less: shares which could be repurchased under treasury stock method	(92.4)	(106.7)	(69.1)	(102.5)
Average shares outstanding — diluted	2,549.7	2,661.3	2,603.4	2,667.5
Diluted net earnings per share from continuing operations	1.69	1.62	3.53	4.93
Diluted net earnings per share from discontinuing operations	8.52	0.06	8.42	0.48
Total net earnings per share - diluted	$10.21	1.68	11.95	5.41

The diluted net earnings per share calculation for the fiscal third quarter ended October 1, 2023 excluded 16.4 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock. The diluted net earnings per share calculation for the fiscal third quarter ended October 2, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

The diluted net earnings per share calculation for the fiscal nine months ended October 1, 2023 excluded 42.9 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock. The diluted net earnings per share calculation for the fiscal nine months ended October 2, 2022 included all shares related to stock options, as the exercise price of all options was less than the average market value of the Company’s stock.

NOTE 9 — SEGMENTS OF BUSINESS AND GEOGRAPHIC AREAS

Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two business segments: Innovative Medicine (formerly referred to as Pharmaceutical) and MedTech. The segment results have been recast for all periods to reflect the continuing operations of the Company.

SALES BY SEGMENT OF BUSINESS

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change

INNOVATIVE MEDICINE
Immunology
U.S.	3,193	2,876	11.0	8,506	8,230	3.3
International	1,656	1,411	17.4	4,951	4,587	7.9
Worldwide	4,849	4,287	13.1	13,457	12,817	5.0
REMICADE
U.S.	296	350	(15.4)	849	1,099	(22.7)
U.S. Exports	38	39	(2.5)	112	163	(31.3)
International	127	169	(25.1)	449	606	(25.9)
Worldwide	461	558	(17.4)	1,410	1,868	(24.5)
SIMPONI / SIMPONI ARIA
U.S.	310	298	3.9	866	886	(2.3)
International	319	248	29.1	829	797	4.1
Worldwide	629	545	15.3	1,695	1,682	0.8
STELARA
U.S.	1,912	1,655	15.5	5,180	4,766	8.7
International	951	794	19.9	2,925	2,571	13.8
Worldwide	2,864	2,449	16.9	8,105	7,336	10.5
TREMFYA
U.S.	634	530	19.6	1,490	1,303	14.4
International	258	200	29.0	747	613	21.9
Worldwide	891	729	22.2	2,237	1,916	16.8
OTHER IMMUNOLOGY
U.S.	2	5	(47.1)	9	14	(36.1)
International	0	0	—	0	0	—
Worldwide	2	5	(47.1)	9	14	(36.1)

Infectious Diseases
U.S.	360	390	(7.8)	1,147	1,266	(9.4)
International	500	905	(44.8)	2,420	2,642	(8.4)
Worldwide	859	1,295	(33.6)	3,566	3,908	(8.7)
COVID-19 VACCINE
U.S.	—	—	—	—	120	*
International	41	489	(91.5)	1,073	1,370	(21.6)
Worldwide	41	489	(91.5)	1,073	1,490	(27.9)
EDURANT / rilpivirine
U.S.	9	9	10.2	26	27	(0.5)
International	287	237	21.4	816	691	18.2

Worldwide	297	245	21.0	843	718	17.5
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	345	372	(7.3)	1,105	1,096	0.9
International	102	112	(9.5)	310	354	(12.5)
Worldwide	447	485	(7.8)	1,415	1,450	(2.4)
OTHER INFECTIOUS DISEASES
U.S.	5	10	(42.7)	15	24	(35.5)
International	69	68	2.0	220	228	(3.4)
Worldwide	74	77	(3.6)	235	251	(6.4)

Neuroscience
U.S.	1,036	919	12.7	3,043	2,658	14.5
International	706	763	(7.4)	2,296	2,498	(8.1)
Worldwide	1,742	1,681	3.6	5,339	5,156	3.5
CONCERTA / methylphenidate
U.S.	57	41	38.1	191	114	67.4
International	133	117	13.6	412	362	13.8
Worldwide	189	158	20.0	603	476	26.7
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	730	684	6.8	2,164	2,036	6.3
International	299	348	(14.0)	940	1,097	(14.3)
Worldwide	1,029	1,031	(0.2)	3,104	3,132	(0.9)
SPRAVATO
U.S.	154	88	75.1	409	223	83.1
International	29	12	*	74	32	*
Worldwide	183	100	82.1	483	255	88.8
OTHER NEUROSCIENCE(1)
U.S.	94	106	(11.3)	278	285	(2.3)
International	245	286	(13.9)	870	1,007	(13.5)
Worldwide	340	393	(13.2)	1,149	1,293	(11.0)

Oncology
U.S.	2,219	1,812	22.5	6,177	5,073	21.8
International	2,313	2,252	2.7	6,865	6,983	(1.7)
Worldwide	4,533	4,064	11.5	13,043	12,056	8.2
CARVYKTI
U.S.	140	55	*	324	79	*
International	12	—	*	17	—	*
Worldwide	152	55	*	341	79	*
DARZALEX
U.S.	1,369	1,097	24.8	3,882	3,071	26.4
International	1,130	955	18.3	3,312	2,823	17.3
Worldwide	2,499	2,052	21.8	7,194	5,894	22.1
ERLEADA
U.S.	288	254	12.9	778	693	12.2
International	342	235	45.8	961	647	48.7
Worldwide	631	490	28.7	1,740	1,340	29.8

IMBRUVICA
U.S.	264	353	(25.2)	796	1,072	(25.8)
International	545	559	(2.5)	1,681	1,847	(9.0)
Worldwide	808	911	(11.3)	2,476	2,918	(15.2)
ZYTIGA / abiraterone acetate
U.S.	16	16	(2.8)	41	54	(24.9)
International	199	440	(54.9)	646	1,446	(55.3)
Worldwide	214	456	(53.0)	686	1,500	(54.2)
OTHER ONCOLOGY
U.S.	143	37	*	357	104	*
International	86	64	34.5	248	220	12.5
Worldwide	229	100	*	605	324	86.5

Pulmonary Hypertension
U.S.	680	604	12.6	1,964	1,736	13.1
International	274	247	10.5	835	810	3.0
Worldwide	954	852	12.0	2,798	2,547	9.9
OPSUMIT
U.S.	323	289	12.2	924	827	11.8
International	166	152	9.3	512	495	3.5
Worldwide	490	441	11.2	1,437	1,322	8.7
UPTRAVI
U.S.	336	283	18.9	978	824	18.7
International	66	50	30.9	185	162	14.1
Worldwide	402	333	20.7	1,163	986	18.0
OTHER PULMONARY HYPERTENSION
U.S.	20	33	(37.1)	61	86	(28.4)
International	42	46	(7.5)	137	154	(10.5)
Worldwide	63	78	(19.8)	199	239	(16.9)

Cardiovascular / Metabolism / Other
U.S.	763	837	(8.8)	2,254	2,266	(0.5)
International	194	198	(2.1)	580	651	(10.8)
Worldwide	957	1,034	(7.5)	2,834	2,916	(2.8)
XARELTO
U.S.	625	689	(9.4)	1,840	1,806	1.9
International	—	—	—	—	—	—
Worldwide	625	689	(9.4)	1,840	1,806	1.9
OTHER(2)
U.S.	139	147	(6.1)	414	459	(9.9)
International	194	198	(2.1)	580	651	(10.8)
Worldwide	332	345	(3.8)	994	1,110	(10.5)

TOTAL INNOVATIVE MEDICINE
U.S.	8,249	7,438	10.9	23,090	21,229	8.8
International	5,644	5,776	(2.3)	17,947	18,171	(1.2)
Worldwide	13,893	13,214	5.1	41,037	39,400	4.2

MEDTECH
Interventional Solutions
U.S.	891	547	63.0	2,662	1,566	70.0
International	667	513	29.9	2,019	1,636	23.4
Worldwide	1,558	1,060	47.0	4,681	3,202	46.2
ELECTROPHYSIOLOGY
U.S.	611	520	17.6	1,791	1,489	20.3
International	549	453	21.2	1,658	1,454	14.0
Worldwide	1,161	973	19.3	3,449	2,943	17.2
ABIOMED(3)
U.S.	254	—	*	790	—	*
International	57	—	*	176	—	*
Worldwide	311	—	*	966	—	*
OTHER INTERVENTIONAL SOLUTIONS
U.S.	26	27	(3.2)	81	77	5.9
International	61	60	1.0	186	181	2.2
Worldwide	87	87	(0.3)	267	258	3.3
Orthopaedics
U.S.	1,349	1,309	3.1	4,100	3,936	4.2
International	815	785	3.9	2,574	2,504	2.8
Worldwide	2,164	2,095	3.4	6,674	6,440	3.6
HIPS
U.S.	239	228	4.9	730	693	5.4
International	136	124	9.3	432	437	(1.0)
Worldwide	375	352	6.5	1,162	1,129	2.9
KNEES
U.S.	207	203	2.3	654	620	5.6
International	131	115	14.6	415	386	7.7
Worldwide	338	317	6.7	1,069	1,005	6.4
TRAUMA
U.S.	488	473	3.2	1,462	1,412	3.5
International	253	244	4.2	775	749	3.5
Worldwide	742	717	3.5	2,238	2,161	3.5
SPINE, SPORTS & OTHER
U.S.	415	406	2.3	1,254	1,211	3.5
International	295	303	(2.6)	952	933	2.0
Worldwide	710	708	0.2	2,205	2,144	2.8
Surgery
U.S.	994	984	1.1	2,984	2,897	3.0
International	1,483	1,439	3.1	4,522	4,410	2.6
Worldwide	2,479	2,422	2.3	7,507	7,306	2.7
ADVANCED
U.S.	455	457	(0.4)	1,365	1,328	2.8
International	709	701	1.0	2,139	2,132	0.3
Worldwide	1,164	1,158	0.5	3,504	3,460	1.3
GENERAL
U.S.	540	527	2.4	1,619	1,569	3.2

International	775	737	5.1	2,383	2,277	4.7
Worldwide	1,314	1,264	4.0	4,002	3,846	4.1
Vision
U.S.	512	517	(1.0)	1,599	1,534	4.2
International	744	689	8.1	2,265	2,170	4.4
Worldwide	1,256	1,206	4.2	3,864	3,704	4.3
CONTACT LENSES / OTHER
U.S.	399	405	(1.2)	1,252	1,179	6.2
International	529	503	4.9	1,568	1,533	2.3
Worldwide	928	908	2.2	2,820	2,712	4.0
SURGICAL
U.S.	112	112	(0.1)	346	355	(2.5)
International	216	186	16.6	698	637	9.6
Worldwide	328	298	10.3	1,044	992	5.3

TOTAL MEDTECH
U.S.	3,747	3,356	11.6	11,345	9,932	14.2
International	3,711	3,426	8.3	11,382	10,719	6.2
Worldwide	7,458	6,782	10.0	22,727	20,651	10.0

WORLDWIDE
U.S.	11,996	10,794	11.1	34,435	31,161	10.5
International	9,355	9,202	1.6	29,329	28,890	1.5
Worldwide	$21,351	19,996	6.8%	$63,764	60,051	6.2%
*Percentage greater than 100% or not meaningful
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately
(3) Acquired on December 22, 2022

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Innovative Medicine(1)	$4,794	4,186	14.5%	$14,008	12,424	12.7%
MedTech(2)	1,185	1,090	8.7	4,265	3,641	17.1
Segment earnings before provision for taxes	5,979	5,276	13.3	18,273	16,065	13.7
Less: Expense not allocated to segments (3)	762	104		8,037	546
Worldwide income before tax	$5,217	5,172	0.9%	$10,236	15,519	(34.0)%

(1) Innovative Medicine includes:
•Intangible amortization expense of $0.7 billion in both the fiscal third quarter of 2023 and 2022.
Intangible amortization expense of $2.2 billion in both the fiscal nine months of 2023 and 2022.
•One-time COVID-19 Vaccine related exit costs of $0.4 billion in the fiscal third quarter of 2022 and $0.7 billion in both the fiscal nine months of 2023 and 2022.
•A restructuring related charge of $0.1 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2023, respectively.
•In the fiscal third quarter and fiscal nine months of 2023, the Company recorded an intangible asset impairment charge of approximately $0.2 billion related to market dynamics associated with a non-strategic asset (M710) acquired as part of the acquisition of Momenta Pharmaceuticals in 2020. In the fiscal nine months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS).
•Unfavorable changes in the fair value of securities of $0.4 billion and $0.2 billion in the fiscal third quarter of 2023 and 2022, respectively. Unfavorable changes in the fair value of securities of $0.5 billion and $0.7 billion in the fiscal nine months of 2023 and 2022, respectively.
•Favorable litigation related items of $0.1 billion in the fiscal nine months of 2023.

(2) MedTech includes:
•Intangible amortization expense of $0.4 billion and $0.3 billion in the fiscal third quarter of 2023 and 2022, respectively. Intangible amortization expense of $1.1 billion and $0.8 billion in the fiscal nine months of 2023 and 2022, respectively.
•Litigation expense of $0.2 billion and $0.5 billion in the fiscal third quarter and fiscal nine months of 2022.
•Acquisition and integration related expense of $0.1 billion in the fiscal nine months of 2023.
•A restructuring related charge of $0.2 billion in the fiscal third quarter and fiscal nine months of 2023. A restructuring related charge of $0.1 billion in the fiscal third quarter of 2022 and $0.2 billion in the fiscal nine months of 2022.

(3)Amounts not allocated to segments include interest income/expense and general corporate income/expense. The fiscal nine months of 2023 includes an approximately $7 billion incremental charge primarily related to the talc settlement proposal (See Note 11, Legal Proceedings, for additional details) and $0.6 billion related to the unfavorable change in the fair value of Kenvue shares.

SALES BY GEOGRAPHIC AREA

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
United States	$11,996	10,794	11.1%	$34,435	31,161	10.5%
Europe	4,727	4,844	(2.4)	15,448	15,540	(0.6)
Western Hemisphere, excluding U.S.	1,171	1,059	10.5	3,383	3,084	9.7
Asia-Pacific, Africa	3,457	3,299	4.8	10,498	10,266	2.2
Total	$21,351	19,996	6.8%	$63,764	60,051	6.2%

NOTE 10— ACQUISITIONS AND DIVESTITURES

There were no material acquisitions or divestitures in the fiscal first, second or third quarter of 2023.

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
As the acquisition occurred in December 2022, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists to prepare appraisals. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. In the fiscal first quarter of 2023, there were purchase price allocation adjustments netting to approximately $0.1 billion with an offsetting increase to goodwill. In the fiscal second and third quarters of 2023, there were no purchase price allocation adjustments.
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
In 2022, the Company recorded acquisition related costs before tax of approximately $0.3 billion, which was recorded in Other (income)/expense. In the fiscal nine months of 2023, the Company recorded acquisition related costs before tax of approximately $0.1 billion, which was primarily recorded in Other (income)/expense.

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

The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of October 1, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.

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

MATTERS CONCERNING TALC

A significant number of personal injury claims alleging that talc causes cancer have been asserted against Johnson & Johnson Consumer Inc., its successor LTL Management LLC and the Company arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder.

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

Also in April 2023, the New Jersey Bankruptcy Court issued a decision that granted limited injunctive relief to the Company and the New Protected Parties (the LTL 2 Preliminary Injunction). The LTL 2 Preliminary Injunction remained in force until late August 2023, following the Bankruptcy Court’s extension of the initial LTL 2 Preliminary Injunction in June 2023. Under the LTL 2 Preliminary Injunction, except for in those cases filed in the federal court ovarian cancer multi-district litigation, discovery in all personal injury and wrongful death matters was permitted to proceed. No trials could occur in any of the personal injury and wrongful death matters except for the Valadez trial after the Bankruptcy Court partially lifted the stay for Valadez and allowed it to proceed to trial. In July 2023, the jury returned a verdict in favor of Valadez for $18.8 million in compensatory damages but declined to award punitive damages. The Company will appeal.

Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. On July 28, 2023, the court dismissed the LTL 2 Bankruptcy case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims. In September 2023, the Bankruptcy Court entered an order granting LTL leave to seek a direct appeal to the Third Circuit Court of Appeals. On October 20, 2023, the Third Circuit granted LTL’s petition for a direct appeal. Since the dismissal of the LTL 2 Bankruptcy case, litigation in the tort system has reactivated.

In the original bankruptcy case, the Company agreed to provide funding to LTL for the payment of amounts the New Jersey Bankruptcy Court determines are owed by LTL and the establishment of a $2 billion trust in furtherance of this purpose. The

Company established a reserve for approximately $2 billion in connection with the aforementioned trust. During the bankruptcy proceedings LTL had been de-consolidated by the Company. In the LTL 2 Bankruptcy Case, the Company had agreed to contribute an additional amount which, when added to the prior $2 billion, would be a total reserve of approximately $9 billion payable over 25 years (nominal value approximately $12 billion discounted at a rate of 4.41%), to resolve all the current and future talc claims. The approximate $9 billion reserve, of which approximately one-third is recorded as a current liability, remains the Company’s best estimate of probable loss after the dismissal.

The parties have not yet reached a resolution of all talc matters and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

A class action advancing claims relating to industrial talc was filed against the Company and others in New Jersey state court in May 2022 (the Edley Class Action). The Edley Class Action asserts, among other things, that the Company fraudulently defended past asbestos personal injury lawsuits arising from exposure to industrial talc mined, milled, and manufactured before January 6, 1989 by the Company’s then wholly owned subsidiary, Windsor Minerals, Inc., which is currently a debtor in the Imerys Bankruptcy described hereafter. The Company removed the Edley Class Action to federal court in the District of New Jersey. In October 2022, the Company filed motions to dismiss and to deny certification of a class to pursue the Edley Class Action in the New Jersey District Court. Argument on the motions is scheduled for November 2023.

In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary petition for relief under chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’s potential liability for personal injury from exposure to talcum powder sold by Imerys. In its bankruptcy, Imerys alleges it has claims against the Company for indemnification and rights to joint insurance proceeds. In its bankruptcy, Imerys proposed a chapter 11 plan (the Imerys Plan) that contemplated all talc-related claims against it being channeled to a trust along with its alleged indemnification rights against the Company. Following confirmation and consummation of the plan, the trust would pay talc claims pursuant to proposed trust distribution procedures and then seek indemnification from the Company.

In February 2021, Cyprus Mines Corporation (Cyprus), which had owned certain Imerys talc mines, filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain affiliated parties.

The Imerys Plan proceeded to solicitation in early 2021. However, the Imerys Plan did not receive the requisite number of votes to be confirmed after the Bankruptcy Court ruled certain votes cast in favor of the Imerys Plan should be disregarded. Imerys subsequently canceled its confirmation hearing.

Imerys, the Imerys Tort Claimants’ Committee, and the Imerys Future Claimants’ Representative, along with Cyprus, the Cyprus Tort Claimants’ Committee, and the Cyprus Future Claimants’ Representative (collectively the Mediation Parties) have been engaged in mediation since shortly after the confirmation hearing was cancelled in October 2021. In September 2023, the Bankruptcy Court entered an order extending the term of the mediation among the Mediation Parties through the end of December 2023. The Bankruptcy Court also authorized Imerys and Cyprus to proceed with mediation with certain of their insurers.

In September 2023, Imerys and Cyprus filed amended plans of reorganization. The amended plans contemplate a similar construct as the prior Imerys and Cyprus Plans, including all talc claims against Imerys and Cyprus (and certain other protected parties) being channeled to a trust along with Imerys’s and Cyprus’s alleged indemnification rights against the Company. Imerys and Cyprus have not yet filed disclosure statements for their respective chapter 11 plans.

In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. Fact discovery is proceeding and scheduled to be completed by December 2023.

A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that the Company violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. After the Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit, a stay was imposed, and the Court held the reply deadline in abeyance. In September 2023, the stay lifted. The deadline for Plaintiff's reply brief has not yet been set.

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

Forty-two states and the District of Columbia (including Mississippi and New Mexico) have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow up requests from those states. In March 2022, each of the forty-two states agreed to mediation of their claims in the LTL Bankruptcy Case. In July 2022, New Mexico and Mississippi indicated they would no longer voluntarily submit to further mediation in the LTL Bankruptcy and would proceed with their respective cases in state court. In March 2023, the mediation was terminated. The Company continues to engage the states on potential resolution of claims. The unique procedural history and status of the New Mexico and Mississippi matters specifically have been discussed above.

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

In October 2019, the Company announced a proposed agreement in principle with a negotiating committee of state Attorneys General to settle all remaining government opioid litigation claims nationwide. Under the final national settlement agreement, which was announced in July 2021, the Company agreed to pay up to $5.0 billion to resolve all opioid lawsuits and future opioid claims by states, cities, counties, local school districts and other special districts, and tribal governments, contingent on sufficient participation by eligible government entities, and with credits back for entities that declined or were ineligible to participate. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately 60% of the all-in settlement was paid by the third fiscal quarter of 2023. The expected payment schedule provides that approximately $0.6 billion of payments are to be paid by the end of the third fiscal quarter of 2024. The agreement is not an admission of liability or wrongdoing, and it provides for the release of all opioid-related claims against the Company, JPI, and their affiliates (including the Company’s former subsidiaries Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc.). As of September 2023, the Company and JPI have settled or otherwise resolved the opioid claims advanced by all government entity claimants except the State of Washington and its subdivisions, the City of Baltimore, a number of school districts and other special district claimants, and a handful of others.

The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. Counting the private litigant cases, there are approximately 35 remaining opioid cases against the Company and JPI in various state courts, 430 remaining cases in the Ohio MDL, and 3 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs; a handful of others are scheduled for trial in 2024 or 2025.

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

The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of October 1, 2023:

Product or product category	Number of Plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	52,220
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	930
Pelvic meshes	6,960
ETHICON PHYSIOMESH Flexible Composite Mesh	720
RISPERDAL	220
ELMIRON	2,150

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

Ethicon Physiomesh
Following a June 2016 worldwide market withdrawal of Ethicon Physiomesh Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Of the cases subject to the MSA, 3,390 have been dismissed with prejudice. Ethicon has received releases from 3,584 plaintiffs, and releases continue to be submitted as part of the settlement process. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. In May 2023, Ethicon entered an additional settlement to resolve the claims of 292 Physiomesh claimants. That settlement is proceeding, and releases are being returned. There are three cases in the MDL and two in the MCL which are not included in either settlement and which remain subject to the docket control orders.

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

Innovative Medicine

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

Innovative Medicine - Litigation Against Filers of Abbreviated New Drug Applications (ANDAs)

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

XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Biocon Pharma Limited; Biocon Limited; Biocon Pharma, Inc.; Auson Pharmaceuticals Inc.; Macleods Pharmaceuticals Ltd; Macleods Pharma USA, Inc.; Indoco Remedies Limited; and FPP Holding Company LLC. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310. In August 2023, the Company entered into a confidential settlement agreement with Biocon Pharma Limited, Biocon Limited and Biocon Pharma, Inc.

U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit.

OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sun Pharmaceutical Industries Limited; Sun Pharmaceutical Industries, Inc.; Alembic Pharmaceuticals Ltd.; Alembic Pharmaceuticals, Inc.; MSN Laboratories Private Limited; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015. In September 2023, the Company entered into confidential settlement agreements with Alembic Pharmaceuticals Ltd., Alembic Pharmaceuticals, Inc., Apotex Inc. and Apotex Corp.

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

Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. The following entities are named defendants: Pharmascience Inc. and Apotex Inc. The following Canadian patent is included in one or more cases: 2,655,335.

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

UPTRAVI
Beginning in November 2022, Actelion Pharmaceuticals US Inc., Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI intravenous before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Alembic Pharmaceuticals Limited, Alembic Pharmaceuticals Inc.; Lupin Ltd.; Lupin Pharmaceuticals, Inc.; Cipla Limited; Cipla USA Inc.; MSN Laboratories Private Ltd.; and MSN Pharmaceuticals Inc. The following U.S. patents are included in one or more cases: 8,791,122 and 9,284,280.

SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc.; Hikma Pharmaceuticals Inc. USA; Hikma Pharmaceuticals PLC; Westward Columbus Inc. (Westward); Alkem Laboratories Ltd; and Ascend Laboratories, LLC (Ascend). The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260. In June 2023, Westward and Ascend were dismissed from the suit.

GOVERNMENT PROCEEDINGS

Like other companies in the pharmaceutical and medical technologies industries, the Company and certain of its subsidiaries are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which they operate. Such regulation has been the basis of government investigations and litigations. The most significant litigation brought by, and investigations conducted by, government agencies are listed below. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from government investigations or litigation.

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

In July 2023, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands to the Company, Johnson & Johnson Surgical Vision, Inc., and Johnson & Johnson Vision Care, Inc. (collectively, “J&J Vision”) in connection with a civil investigation under the False Claims Act relating to free or discounted intraocular lenses and equipment used in eye surgery, such as phacoemulsification and laser systems. J&J Vision has begun producing documents and information responsive to the Civil Investigative Demands. J&J Vision is in ongoing discussions with the DOJ regarding its inquiry.

Innovative Medicine

In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and the case is proceeding to trial. Trial is scheduled for May 2024.

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

Innovative Medicine

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

In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. In April 2023, the Arbitration Panel ruled in Janssen's favor and dismissed Genmab's claims. Genmab appealed that award and oral arguments are scheduled for November 2023.

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

In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (EBSI) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims. The hearing is scheduled for July 2024.

NOTE 12— KENVUE SEPARATION

On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet in the fiscal second quarter.

On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owns 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023.

Johnson & Johnson divested net assets of $11.6 billion as of August 23, 2023, and the accumulated other comprehensive loss attributable to the Consumer Health business at that date was $4.3 billion. Additionally, at the date of the exchange offer, Johnson & Johnson decreased the non-controlling interest by $1.2 billion to record the deconsolidation of Kenvue. This resulted in a non-cash gain on the exchange offer of $21.0 billion that was recorded in Net earnings from discontinued operations, net of taxes in the consolidated statements of earnings for the fiscal third quarter of 2023. This one-time gain includes a gain of $2.8 billion on the Kenvue Common Stock retained by Johnson & Johnson. The gain on the exchange offer qualifies as a tax-free transaction for U.S. federal income tax purposes.

Also in connection with the separation, Johnson & Johnson and Kenvue entered into a separation agreement and also entered into various other agreements that provide for certain transactions to effect the transfer of the assets and liabilities of the Consumer Health business to Kenvue and to govern various interim and ongoing relationships between Kenvue and Johnson & Johnson following the completion of the Kenvue IPO, including transition services agreements (TSAs), transition manufacturing agreements (TMAs), trademark agreements, intellectual property agreements, an employee matters agreement, and a tax matters agreement. Under the TSAs, Johnson & Johnson will provide Kenvue various services and, similarly, Kenvue will provide Johnson & Johnson various services. The provision of services under the TSAs generally will terminate within 24 months following the Kenvue IPO. Additionally, Johnson & Johnson and Kenvue entered into TMAs pursuant to which Johnson & Johnson will manufacture and supply to Kenvue certain products and, similarly, Kenvue will manufacture and supply to Johnson & Johnson certain products. The terms of the TMAs range in initial duration from 3 months to 5 years.

Amounts related to the TSAs and TMAs included in the consolidated statements of earnings were immaterial for the fiscal third quarter and fiscal nine months ended October 1, 2023. Additionally, the amounts due to and from Kenvue for the above agreements was not material as of October 1, 2023.

The results of the Consumer Health business (previously reported as a separate business segment), as well as the associated gain, have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes through August 23, 2023, the date of the exchange offer. Prior periods have been recast to reflect this presentation. As a result of the separation of Kenvue, Johnson & Johnson incurred separation costs of $330 million and $912 million in the fiscal third quarter and fiscal nine months ended October 1, 2023, respectively, and $249 million and $619 million in the fiscal third quarter and fiscal nine months ended October 2, 2022, respectively, which are also included in Net earnings from discontinued operations, net of taxes. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to separation activities. As of January 1, 2023, the assets and liabilities associated with the Consumer Health business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets.

Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023(1)	October 2, 2022	October 1, 2023(1)	October 2, 2022
Sales to customers	$2,173	3,795	10,036	11,186
Cost of products sold	911	1,635	4,369	4,812
Gross profit	1,262	2,160	5,667	6,374
Selling, marketing and administrative expenses	584	1,114	3,085	3,346
Research and development expense	24	112	258	337
Interest Income	(37)	—	(117)	—
Interest expense, net of portion capitalized (Note 4)	67	—	199	—
Other (income) expense, net	406	267	1,018	649
Gain on separation of Kenvue	(20,984)	—	(20,984)	—
Restructuring	—	17	—	37
Earnings from Discontinued Operations Before Provision for Taxes on Income	21,202	650	22,208	2,005
(Benefit from)/Provision for taxes on income (Note 5)	(517)	502	298	727
Net earnings from Discontinued Operations	21,719	148	21,910	1,278

(1) The Company ceased consolidating the results of the Consumer Health business on August 23, 2023, the date of the exchange offer, but continued to reflect any separation costs incurred as part of discontinued operations through the end of the fiscal third quarter.

The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 2, 2022
Depreciation and Amortization	383	482

Capital expenditures	162	178

Details of assets and liabilities of discontinued operations are as follows:

January 1, 2023
Assets
Current assets
Cash and cash equivalents	$1,238
Accounts receivable trade, less allowances for doubtful accounts	2,121
Inventories	2,215
Prepaid expenses and other receivables	256
Total current assets of discontinued operations	5,830
Property, plant and equipment, net	1,821
Intangible assets, net	9,836
Goodwill	9,184
Deferred taxes on income	176
Other assets	390
Total noncurrent assets of discontinued operations	$21,407

Liabilities
Loans and notes payable	$15
Accounts payable	1,814
Accrued liabilities	737
Accrued rebates, returns and promotions	838
Accrued compensation and employee related obligations	279
Accrued taxes on income	(93)
Total current liabilities of discontinued operations	3,590
Long-term debt	2
Deferred taxes on income	2,383
Employee related obligations	225
Other liabilities	291
Total noncurrent liabilities of discontinued operations	$2,901

NOTE 13— RESTRUCTURING

In fiscal 2023, the Company commenced restructuring actions within its Innovative Medicine and MedTech segments. The amounts and details of the current year programs are included below.

In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expenses of $149 million in the fiscal third quarter and $424 million in the fiscal nine months included the termination of partnered and non-partnered development program costs and asset impairments. The estimated costs of these total activities is between $500 - $600 million and is expected to be completed in fiscal year 2024.

In the third quarter of 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $235 million in the fiscal third quarter and nine months primarily included inventory and instrument charges related to market and product exits. The estimated costs of the total program are between $700 million - $800 million and is expected to be completed by the end of fiscal year 2025.

The following table summarizes the restructuring expenses for 2023:

(Pre-tax Dollars in Millions)	Fiscal Third Quarter Ended	Fiscal Nine Months Ended
Innovative Medicine Segment (1)	$149	424
MedTech Segment (2)	235	235
Total Programs	$384	659
(1) Included in Restructuring on the Consolidated Statement of Earnings
(2) Included $9 million in the Restructuring and $226 million in Cost of products sold on the Consolidated Statement of Earnings

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales to Customers

Analysis of Consolidated Sales

For the fiscal nine months of 2023, worldwide sales were $63.8 billion, a total increase of 6.2%, including an operational increase of 7.5% as compared to 2022 fiscal nine months sales of $60.1 billion. Currency fluctuations had a negative impact of 1.3% for the fiscal nine months of 2023. In the fiscal nine months of 2023, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.5%.

Sales by U.S. companies were $34.4 billion in the fiscal nine months of 2023, which represented an increase of 10.5% as compared to the prior year. In the fiscal nine months of 2023, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 2.5%. Sales by international companies were $29.3 billion, an increase of 1.5%, including an operational increase of 4.2%, and a negative currency impact of 2.7% as compared to the fiscal nine months sales of 2022. In the fiscal nine months of 2023, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.5%.

In the fiscal nine months of 2023, sales by companies in Europe experienced a decline of 0.6%, which included an operational decline of 1.0% and a positive currency impact of 0.4%. In the fiscal nine months of 2023, the net impact of Covid-19 Vaccine and the loss of exclusivity of Zytiga on the European regions change in operational sales was a negative 7.9%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 9.7%, which included an operational increase of 15.0%, and a negative currency impact of 5.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 2.2%, including an operational increase of 8.7% and a negative currency impact of 6.5%.

Fiscal Nine Months 2023
Sales by Geographic Region
(in billions)

$15.4
$3.4
$10.5
$34.4
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

For the fiscal third quarter of 2023, worldwide sales were $21.4 billion, a total increase of 6.8%, which included operational growth of 6.4% and a positive currency impact of 0.4% as compared to 2022 fiscal third quarter sales of $20.0 billion. In the fiscal third quarter of 2023, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 1.5%.

Sales by U.S. companies were $12.0 billion in the fiscal third quarter of 2023, which represented an increase of 11.1% as compared to the prior year. In the fiscal third quarter of 2023, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 2.2%. Sales by international companies were $9.4 billion, a total increase of 1.6%, which included operational growth of 0.7% and a positive currency impact of 0.9%. In the fiscal third quarter of 2023, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.4%.

In the fiscal third quarter of 2023, sales by companies in Europe experienced a decline of 2.4%, which included an operational decline of 7.8% and a positive currency impact of 5.4%. In the fiscal third quarter of 2023, the net impact of Covid-19 Vaccine and the loss of exclusivity of Zytiga on the European regions change in operational sales was a negative 16.1%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 10.5%, including operational growth of 12.8% and a negative currency impact of 2.3%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 4.8%, including operational growth of 9.4% and a negative currency impact of 4.6%.

Q3 2023 Sales by Geographic Region
(in billions)

$4.7
$1.2
$3.5
$12.0
Europe
Western Hemisphere (ex. U.S.)
Asia-Pacific, Africa
U.S.

Note: values may have been rounded

Analysis of Sales by Business Segments

Innovative Medicine**
Innovative Medicine segment sales in the fiscal nine months of 2023 were $41.0 billion, an increase of 4.2% as compared to the same period a year ago, with an operational increase of 5.1% and a negative currency impact of 0.9%. U.S. Innovative Medicine sales increased 8.8% as compared to the same period a year ago. International Innovative Medicine sales decreased by 1.2%, including operational growth of 0.8% offset by a negative currency impact of 2.0%. In the fiscal nine months of 2023, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.1%.

Major Innovative Medicine Therapeutic Area Sales*** — Fiscal Nine Months Ended

(Dollars in Millions)	October 1, 2023	October 2, 2022	Total Change	Operations Change	Currency Change
Immunology	$13,457	$12,817	5.0%	5.9%	(0.9)%
REMICADE	1,410	1,868	(24.5)	(23.6)	(0.9)
SIMPONI/ SIMPONI ARIA	1,695	1,682	0.8	2.9	(2.1)
STELARA	8,105	7,336	10.5	11.1	(0.6)
TREMFYA	2,237	1,916	16.8	17.4	(0.6)
Other Immunology	9	14	(36.1)	(36.1)	—
Infectious Diseases	3,566	3,908	(8.7)	(9.3)	0.6
COVID-19 VACCINE	1,073	1,490	(27.9)	(29.2)	1.3
EDURANT/rilpivirine	843	718	17.5	15.8	1.7
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	1,415	1,450	(2.4)	(2.5)	0.1
Other Infectious Diseases	235	251	(6.4)	(2.6)	(3.8)
Neuroscience	5,339	5,156	3.5	5.4	(1.9)
CONCERTA/methylphenidate	603	476	26.7	30.7	(4.0)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	3,104	3,132	(0.9)	(0.1)	(0.8)
SPRAVATO	483	255	88.8	88.7	0.1
Other Neuroscience(1)	1,149	1,293	(11.0)	(7.1)	(3.9)
Oncology	13,043	12,056	8.2	9.3	(1.1)
CARVYKTI	341	79	*	*	—
DARZALEX	7,194	5,894	22.1	23.2	(1.1)
ERLEADA	1,740	1,340	29.8	30.9	(1.1)
IMBRUVICA	2,476	2,918	(15.2)	(14.2)	(1.0)
ZYTIGA/ abiraterone acetate	686	1,500	(54.2)	(52.6)	(1.6)
Other Oncology	605	324	86.5	87.4	(0.9)
Pulmonary Hypertension	2,798	2,547	9.9	11.3	(1.4)
OPSUMIT	1,437	1,322	8.7	9.9	(1.2)
UPTRAVI	1,163	986	18.0	18.7	(0.7)
Other Pulmonary Hypertension	199	239	(16.9)	(11.8)	(5.1)
Cardiovascular / Metabolism / Other	2,834	2,916	(2.8)	(2.6)	(0.2)
XARELTO	1,840	1,806	1.9	1.9	—
Other(2)	994	1,110	(10.5)	(9.8)	(0.7)
Total Innovative Medicine Sales	$41,037	$39,400	4.2%	5.1%	(0.9)%
* Percentage greater than 100% or not meaningful
**Previously referred to as Pharmaceutical

***Certain prior year amounts have been reclassified to conform to current year presentation
(1)Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2)Inclusive of INVOKANA which was previously disclosed separately

Innovative Medicine segment sales in the fiscal third quarter of 2023 were $13.9 billion, an increase of 5.1% as compared to the same period a year ago, including an operational increase of 4.3% and a positive currency impact of 0.8%. U.S. Innovative Medicine sales increased 10.9% as compared to the same period a year ago. International Innovative Medicine sales decreased by 2.3%, including an operational decline of 4.3% and a positive currency impact of 2.0%. In the fiscal third quarter of 2023, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.1%.

Major Innovative Medicine Therapeutic Area Sales** — Fiscal Third Quarter Ended

(Dollars in Millions)	October 1, 2023	October 2, 2022	Total Change	Operations Change	Currency Change
Immunology	$4,849	$4,287	13.1%	12.4%	0.7%
REMICADE	461	558	(17.4)	(17.1)	(0.3)
SIMPONI/ SIMPONI ARIA	629	545	15.3	15.8	(0.5)
STELARA	2,864	2,449	16.9	15.8	1.1
TREMFYA	891	729	22.2	21.5	0.7
Other Immunology	2	5	(47.1)	(47.1)	—
Infectious Diseases	859	1,295	(33.6)	(37.8)	4.2
COVID-19 VACCINE	41	489	(91.5)	(97.8)	6.3
EDURANT/rilpivirine	297	245	21.0	13.3	7.7
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	447	485	(7.8)	(9.0)	1.2
Other Infectious Diseases	74	77	(3.6)	(0.5)	(3.1)
Neuroscience	1,742	1,681	3.6	4.6	(1.0)
CONCERTA/ methylphenidate	189	158	20.0	21.4	(1.4)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,029	1,031	(0.2)	(0.3)	0.1
SPRAVATO	183	100	82.1	81.0	1.1
Other Neuroscience(1)	340	393	(13.2)	(8.7)	(4.5)
Oncology	4,533	4,064	11.5	10.4	1.1
CARVYKTI	152	55	*	*	—
DARZALEX	2,499	2,052	21.8	20.7	1.1
ERLEADA	631	490	28.7	27.0	1.7
IMBRUVICA	808	911	(11.3)	(12.6)	1.3
ZYTIGA/ abiraterone acetate	214	456	(53.0)	(53.2)	0.2
Other Oncology	229	100	*	*	*
Pulmonary Hypertension	954	852	12.0	12.4	(0.4)
OPSUMIT	490	441	11.2	10.9	0.3
UPTRAVI	402	333	20.7	21.1	(0.4)
Other Pulmonary Hypertension	63	78	(19.8)	(16.6)	(3.2)
Cardiovascular / Metabolism / Other	957	1,034	(7.5)	(8.0)	0.5
XARELTO	625	689	(9.4)	(9.4)	—
Other(2)	332	345	(3.8)	(5.3)	1.5
Total Innovative Medicine Sales	$13,893	$13,214	5.1%	4.3%	0.8%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation
(1) Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(2) Inclusive of INVOKANA which was previously disclosed separately

Immunology products achieved operational growth of 12.4% as compared to the same period a year ago. Increased sales of STELARA (ustekinumab) was driven by patient mix, market growth, and continued strength in IBD. Growth of TREMFYA (guselkumab) was due to patient mix, market growth and continued strength in PsO/PsA. Additionally, SIMPONI/SIMPONI ARIA growth was driven by market growth and favorable mix. Lower sales of REMICADE (infliximab) were due to biosimilar competition.

Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.

The latest expiring United States composition of matter patent for STELARA (ustekinumab) expired in September 2023. STELARA (ustekinumab) U.S. sales in fiscal 2022 were approximately $6.4 billion. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. In May 2023, the Company settled litigation with Amgen under the Biosimilar Price Competition and Innovation Act of 2009. As a result of the settlement and other agreements with separate third parties, the Company does not anticipate the launch of a biosimilar version of STELARA until January 1, 2025 in the United States.

Infectious disease products experienced an operational decline of 37.8% as compared to the same period a year ago primarily driven by a decline in COVID-19 vaccine revenue.

Neuroscience products achieved operational sales growth of 4.6% as compared to the same period a year ago. The growth of SPRAVATO (esketamine) was driven by ongoing launches as well as increased physician confidence and patient demand. Growth was partially offset by declines in RISPERDAL/RISPERDAL CONSTA and the paliperidone long-acting injectables, due to the XEPLION loss of exclusivity in the European Union.
Oncology products achieved operational sales growth of 10.4% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains in all regions and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth in Metastatic Castrate Resistant Prostate Cancer. Sales of CARVYKTI (ciltacabtagene autoleucel) were driven by the ongoing launch, share gains and capacity improvement. Additionally, sales from the launch of TECVAYLI (teclistamab-cqyv), included in Other Oncology, contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to global competitive pressures.

Pulmonary Hypertension achieved operational sales growth of 12.4% as compared to the same period a year ago. Sales growth was due to favorable patient mix, share gains and market growth from UPTRAVI (selexipag) and OPSUMIT (macitentan) partially offset by declines in Other Pulmonary Hypertension.

Cardiovascular / Metabolism / Other products experienced an operational decline of 8.0% as compared to the same period a year ago. The decline of XARELTO (rivaroxaban) sales was primarily driven by unfavorable patient mix and access changes.

The Company maintains a policy that no end customer will be permitted direct delivery of product to a location other than the billing location. This policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain certain contract pharmacy arrangements under policy exceptions. The Company has been and will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy had discount implications which positively impacted sales to customers in the fiscal nine months of 2023.

MedTech

The MedTech segment sales in the fiscal nine months of 2023 were $22.7 billion, an increase of 10.0% as compared to the same period a year ago, with an operational increase of 12.0% and a negative currency impact of 2.0%. U.S. MedTech sales increased 14.2%. International MedTech sales increased by 6.2%, including an operational increase of 10.0% and a negative currency impact of 3.8%. In the fiscal nine months of 2023, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 4.6% primarily related to the Abiomed acquisition on December 22, 2022.

Major MedTech Franchise Sales** — Fiscal Nine Months Ended

(Dollars in Millions)	October 1, 2023	October 2, 2022	Total Change	Operations Change	Currency Change
Surgery	$7,507	$7,306	2.7%	5.3%	(2.6)%
Advanced	3,504	3,460	1.3	3.8	(2.5)
General	4,002	3,846	4.1	6.5	(2.4)
Orthopaedics	6,674	6,440	3.6	4.5	(0.9)
Hips	1,162	1,129	2.9	3.8	(0.9)
Knees	1,069	1,005	6.4	7.2	(0.8)
Trauma	2,238	2,161	3.5	4.0	(0.5)
Spine, Sports & Other	2,205	2,144	2.8	4.0	(1.2)
Interventional Solutions	4,681	3,202	46.2	48.9	(2.7)
Electrophysiology	3,449	2,943	17.2	19.8	(2.6)
Abiomed	966	—	*	*	—
Other Interventional Solutions	267	258	3.3	6.8	(3.5)
Vision	3,864	3,704	4.3	6.6	(2.3)
Contact Lenses/Other	2,820	2,712	4.0	6.6	(2.6)
Surgical	1,044	992	5.3	6.6	(1.3)
Total MedTech Sales	$22,727	$20,651	10.0%	12.0%	(2.0)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation

The MedTech segment sales in the fiscal third quarter of 2023 were $7.5 billion, an increase of 10.0% as compared to the same period a year ago, which included operational growth of 10.4% and a negative currency impact of 0.4%. U.S. MedTech sales increased 11.6%. International MedTech sales increased by 8.3%, including operational growth of 9.2% and a negative currency impact of 0.9%. In the fiscal third quarter of 2023, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 4.4%, primarily related to the Abiomed acquisition.

Major MedTech Franchise Sales** — Fiscal Third Quarter Ended

(Dollars in Millions)	October 1, 2023	October 2, 2022	Total Change	Operations Change	Currency Change
Surgery	$2,479	$2,422	2.3%	3.2%	(0.9)%
Advanced	1,164	1,158	0.5	1.5	(1.0)
General	1,314	1,264	4.0	4.8	(0.8)
Orthopaedics	2,164	2,095	3.4	2.6	0.8
Hips	375	352	6.5	5.8	0.7
Knees	338	317	6.7	5.7	1.0
Trauma	742	717	3.5	2.4	1.1
Spine, Sports & Other	710	708	0.2	(0.2)	0.4
Interventional Solutions	1,558	1,060	47.0	48.1	(1.1)
Electrophysiology	1,161	973	19.3	20.3	(1.0)
Abiomed	311	—	*	*	—
Other Interventional Solutions	87	87	(0.3)	1.6	(1.9)
Vision	1,256	1,206	4.2	5.4	(1.2)
Contact Lenses/Other	928	908	2.2	4.0	(1.8)
Surgical	328	298	10.3	9.5	0.8
Total MedTech Sales	$7,458	$6,782	10.0%	10.4%	(0.4)%
* Percentage greater than 100% or not meaningful
**Certain prior year amounts have been reclassified to conform to current year presentation

The Surgery franchise achieved operational sales growth of 3.2% as compared to the prior year fiscal third quarter. The operational growth in Advanced Surgery was primarily driven by Biosurgery global procedure growth and strength of the portfolio as well as uptake of new products in Endocutters and Energy. The growth was partially offset by competitive pressures in Endocutters predominantly in the U.S., volume-based procurement impacts in Endocutters and Energy, Russia sanctions, modest Bariatric softness, supply challenges in Endocutters, and Energy product sales declines compared to elevated results in the prior year due to competitive supply challenges. The operational growth in General Surgery was primarily driven by increased procedures coupled with technology penetration and benefits from the differentiated Wound Closure portfolio. The growth was partially offset by Russia sanctions.

The Orthopaedics franchise achieved operational sales growth of 2.6% as compared to the prior year fiscal third quarter. The operational growth in hips reflects global procedure growth and continued strength of the portfolio partially offset by Russia Sanctions. The operational growth in knees was primarily driven by procedures, benefits from launches in the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This was partially offset by Russia sanctions and supply constraints, primarily outside the U.S. The operational growth in Trauma was driven by global procedures and the adoption of recently launched products. This was partially offset by the timing of international tenders and volume-based procurement impacts. The operational decline in Spine, Sports & Other was primarily driven by volume-based procurement impacts and Russia sanctions in Spine partially offset by growth in Digital Solutions, Shoulders, Sports and Craniomaxillofacial products.

The Interventional Solutions franchise achieved operational sales growth of 48.1% as compared to the prior year fiscal third quarter which includes sales from Abiomed acquired on December 22, 2022. Electrophysiology grew by double digits due to global procedure growth, new product performance and commercial execution. This was partially offset by the impacts of volume-based procurement in China and Russia sanctions. Abiomed sales reflect the strength of all commercialized regions and continued adoption of Impella 5.5 and Impella RP.

The Vision franchise achieved operational sales growth of 5.4% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was primarily driven by the continued strong performance in the ACUVUE OASYS 1-Day family (including recent launches) and commercial execution. This was partially offset by impacts of U.S. stocking dynamics, Russia sanctions, impacts from strategic portfolio decisions and continued but improving supply challenges. The Surgical operational growth was primarily driven by cataract procedure growth, continued strength of recent innovations and reduction of prior year stocking outside the U.S. This was partially offset by softer Refractive and premium IOL markets and Russia sanctions.

ANALYSIS OF CONSOLIDATED EARNINGS BEFORE PROVISION FOR TAXES ON INCOME

Consolidated earnings before provision for taxes on income for the fiscal nine months of 2023 was $10.2 billion representing 16.1% of sales as compared to $15.5 billion in the fiscal nine months of 2022, representing 25.8% of sales. The decline was primarily related to the talc settlement proposal in the fiscal first quarter.

Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2023 was $5.2 billion representing 24.4% of sales as compared to $5.2 billion in the fiscal third quarter of 2022, representing 25.9% of sales.

Cost of Products Sold
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal nine months Q3 2023 versus Fiscal nine months Q3 2022
Cost of products sold increased as a percent to sales driven by:
•Favorable patient mix and lower one-time COVID-19 vaccine manufacturing related exit costs in 2023 in the Innovative Medicine business
•Commodity inflation, restructuring related excess inventory costs and Abiomed amortization in the MedTech business

The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2023 and 2022 was $3.4 billion and $3.0 billion, respectively.

Q3 2023 versus Q3 2022
Cost of products sold was flat as a percent to sales primarily driven by:
•Favorable patient mix and lower one-time COVID-19 vaccine manufacturing related exit costs in 2023 in the Innovative Medicine business offset by
•Commodity inflation, unfavorable product mix, restructuring related excess inventory costs and Abiomed amortization in the MedTech business

The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2023 and 2022 was $1.1 billion and $1.0 billion, respectively.

Selling, Marketing and Administrative Expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal nine months Q3 2023 versus Fiscal nine months Q3 2022
Selling, Marketing and Administrative Expenses decreased slightly as a percent to sales driven by:
•Leveraging in both the Innovative Medicine and MedTech businesses

Q3 2023 versus Q3 2022
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Increased enterprise wide expenses
partially offset by
•Leveraging in the Innovative Medicine business

Research and Development Expense
(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal nine months Q3 2023 versus Fiscal nine months Q3 2022
Research and Development decreased as a percent to sales driven by:
•Cost management initiatives in the MedTech business
•Portfolio prioritization in the Innovative Medicine business partially offset by
•acquired in-process research & development costs in the Innovative Medicine business

Q3 2023 versus Q3 2022
Research and Development decreased as a percent to sales driven by:
•Portfolio prioritization in the Innovative Medicine business partially offset by
•higher milestone payments in the Innovative Medicine business

In-Process Research and Development (IPR&D) Impairments

In the fiscal third quarter of 2023, the Company recorded a charge of approximately $0.2 billion related to market dynamics associated with a non-strategic asset (M710) acquired as part of the acquisition of Momenta Pharmaceuticals in 2020. In the fiscal first quarter of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016. In the first fiscal nine months of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.

Interest (Income) Expense

Interest income in the first fiscal nine months of 2023 was $898 million as compared to $236 million in the same period a year ago primarily due to higher rates of interest earned on cash balances. Interest income in the fiscal third quarter of 2023 was $374 million as compared to $150 million in the fiscal third quarter of 2022 primarily due to higher rates of interest earned on cash balances. Interest expense in the first fiscal nine months of 2023 was $621 million as compared to $99 million in the same period a year ago primarily due to higher interest rates on the debt balance. Interest expense in the fiscal third quarter of 2023 was $192 million as compared to $51 million in the same period a year ago primarily due to higher interest rates on the debt balance. The balance of cash, cash equivalents and current marketable securities was $23.5 billion at the end of the fiscal third quarter of 2023 as compared to $33.1 billion at the end of the fiscal third quarter of 2022. The Company’s debt position was $29.9 billion as of October 1, 2023, as compared to $32.0 billion the same period a year ago.

Other (Income) Expense, Net*

Fiscal nine months Q3 2023 versus Fiscal nine months Q3 2022
Other (income) expense, net for the fiscal nine months of 2023 was unfavorable by $7.0 billion as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	2023	2022	Change
Litigation related(1)	$6.7	0.6	6.1
Changes in the fair value of securities(2)	1.1	0.7	0.4
COVID-19 Vaccine related exit costs	0.4	0.2	0.2
Employee benefit plan related	(1.1)	(0.9)	(0.2)
Other	(0.1)	(0.6)	0.5
Total Other (Income) Expense, Net	$7.0	0.0	7.0
(1) Primarily related to the talc settlement proposal. The fiscal nine months of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion. Primarily related to pelvic mesh in the fiscal nine months of 2022.
(2) The fiscal nine months of 2023 includes $0.6 billion related to the unfavorable change in the fair value of the Kenvue securities and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.

Q3 2023 versus Q3 2022
Other (income) expense, net for the fiscal third quarter of 2023 was unfavorable by $0.3 billion as compared to the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	2023	2022	Change
Changes in the fair value of securities(1)	$1.0	0.2	0.8
Employee benefit plan related	(0.3)	(0.3)	—
Litigation related	(0.1)	0.2	(0.3)
COVID-19 Vaccine related exit costs	0.0	0.2	(0.2)
Other	(0.1)	(0.1)	—
Total Other (Income) Expense, Net	$0.5	0.2	0.3
(1) The fiscal third quarter of 2023 includes $0.6 billion related to the unfavorable change in the fair value of the Kenvue securities and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.

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

EARNINGS BEFORE PROVISION FOR TAXES BY SEGMENT

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Innovative Medicine	$14,008	$12,424	$41,037	$39,400	34.1%	31.5%
MedTech	4,265	3,641	22,727	20,651	18.8	17.6
Segment earnings before tax	18,273	16,065	63,764	60,051	28.7	26.8
Less: Expenses not allocated to segments(1)	8,037	546
Worldwide income before tax	$10,236	$15,519	$63,764	$60,051	16.1%	25.8%

(1)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. The fiscal nine months of 2023 includes an approximately $7 billion charge related to the talc settlement proposal and the approximately $0.6 billion unfavorable change in the fair value of the retained stake in Kenvue.

Innovative Medicine Segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal nine months of 2023 was 34.1% versus 31.5% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2023 as compared to the prior year was primarily driven by the following:
•Favorable patient mix
•A lower IPR&D impairment charge of $0.2 billion in 2023 versus $0.6 billion in 2022
•Favorable changes in the fair value of securities in 2023 of $0.2 billion as compared to 2022
•Leveraging in selling, marketing and administrative expenses
•Portfolio prioritization
partially offset by
•Restructuring charges of $0.4 billion in 2023
•Acquired in-process research & development costs of $0.2 billion

MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal nine months of 2023 was 18.8% versus 17.6% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2023 was primarily driven by the following:
•Litigation expense of $0.5 billion in 2022
•Leveraging in selling and marketing expenses
partially offset by
•Higher amortization expense of $0.4 billion in 2023 related to Abiomed
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition
•Acquisition costs related to Abiomed of $0.1 billion in 2023
•Commodity inflation in 2023

Income before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Innovative Medicine	$4,794	$4,186	$13,893	$13,214	34.5%	31.7%
MedTech	1,185	1,090	7,458	6,782	15.9	16.1
Segment earnings before tax	5,979	5,276	21,351	19,996	28.0	26.4
Less: Expenses not allocated to segments(1)	762	104
Worldwide income before tax	$5,217	$5,172	$21,351	$19,996	24.4%	25.9%

(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal third quarter of 2023 includes the unfavorable change in the fair value in the retained stake in Kenvue of approximately $0.6 billion.

Innovative Medicine Segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal third quarter of 2023 was 34.5% versus 31.7% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal third quarter as compared to the prior year was primarily driven by the following:
•One-time COVID-19 Vaccine related exit costs of $0.4 billion in 2022
•Favorable patient mix
•Leveraging in selling, marketing and administrative expenses
•Portfolio prioritization
partially offset by
•An IPR&D charge of $0.2 billion in 2023
•Restructuring charges of $0.1 billion in 2023
•Unfavorable changes in the fair value of securities in 2023 of $0.4 billion as compared to $0.2 billion in 2022
MedTech Segment
The MedTech segment income before tax as a percent of sales in the fiscal third quarter of 2023 was 15.9% versus 16.1% for the same period a year ago. The decline in the income before tax as a percent of sales for the fiscal third quarter was primarily driven by the following:
•Higher amortization expense of $0.4 billion in 2023 primarily related to Abiomed as compared to $0.3 billion in 2022.
•Higher restructuring charges of $0.2 billion in 2023 as compared to $0.1 billion in 2022
•Commodity inflation in 2023
•Unfavorable product mix
partially offset by
•Litigation expense of $0.2 billion in 2022
•Leveraging in selling, marketing and administrative expenses
Restructuring

In the fiscal nine months of 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. The pre-tax restructuring charge of approximately $0.1 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2023, respectively, included the termination of partnered and non-partnered program costs and asset impairments.

In the third quarter of 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.2 billion in the fiscal third quarter and fiscal nine months of 2023, of which $9 million was recorded in Restructuring and $226 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included inventory and instrument charges related to market and product exits.

The Company recorded a pre-tax charge of $0.1 billion in the fiscal third quarter and $0.3 billion in the fiscal nine months of 2022, related to a restructuring program of its Global Supply Chain. The Global Supply Chain program was announced in the second quarter of 2018 and was completed in the fiscal fourth quarter of 2022.

Provision for Taxes on Income

The worldwide effective income tax rate for the fiscal nine months of 2023 was 10.2% and 15.3% in 2022.
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

For further details related to the 2023 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents were $19.7 billion at the end of the fiscal third quarter of 2023 as compared with $14.1 billion at the end of fiscal year 2022. The primary sources and uses of cash that contributed to the $5.6 billion increase were:

(Dollars In Billions)
14.1	Q4 2022 Cash and cash equivalents balance
14.9	net cash generated from operating activities
2.1	net cash generated from investing activities
(11.2)	net cash used by financing activities
(0.2)	effect of exchange rate changes on cash and cash equivalents
$19.7	Q3 2023 Cash and cash equivalents

In addition, the Company had $3.8 billion in marketable securities at the end of the fiscal third quarter of 2023 and $9.4 billion at the end of fiscal year 2022.

Cash flow from operations of $14.9 billion was the result of:

(Dollars In Billions)
$31.1	Net earnings
(21.0)	gain on Kenvue separation
5.5	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision and net gain on sale of assets/businesses
(2.3)	an increase in accounts receivable and inventories
2.9	an increase in accounts payable and accrued liabilities and other current and non-current liabilities
(1.4)	an increase in other current and non-current assets
0.1	Rounding
$14.9	Cash Flow from operations

Cash flow from investing activities of $2.1 billion was primarily from:

(Dollars In Billions)
(3.0)	additions to property, plant and equipment
0.2	proceeds from the disposal of assets/businesses, net
5.8	net sales of investments
(0.9)	credit support agreements activity, net other and rounding
$2.1	Net cash used by investing activities

Cash flow used by financing activities of $11.2 billion was primarily from:

(Dollars In Billions)
$(8.9)	dividends to shareholders
(4.8)	repurchase of common stock
(9.7)	net repayment of short and long term debt
8.0	Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation
4.2	proceeds from Kenvue initial public offering
(1.1)	Cash transferred to Kenvue at separation
0.9	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.1	credit support agreements activity, net
0.1	other and rounding
$(11.2)	Net cash from financing activities

The Company has access to substantial sources of funds at numerous banks worldwide. In September 2023, the Company secured a new 364-day Credit Facility of $10 billion, which expires on September 5, 2024. The Company early terminated the additional 364-day revolving Credit Facility of $10 billion, which had an expiration of November 21, 2023. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.

On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet.

On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owns 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023.

Johnson & Johnson divested net assets of $11.6 billion as of August 23, 2023, and the accumulated other comprehensive loss attributable to the Consumer Health business at that date was $4.3 billion. Additionally, at the date of the exchange offer, Johnson & Johnson decreased the non-controlling interest by $1.2 billion to record the deconsolidation of Kenvue. This resulted in a gain on the exchange offer of $21.0 billion that was recorded in Net earnings from discontinued operations, net of taxes in the consolidated statements of earnings for the fiscal third quarter of 2023. This one-time gain includes a gain of $2.8 billion on the Kenvue Common Stock retained by Johnson & Johnson. The gain on the exchange offer qualifies as a tax-free transaction for U.S. federal income tax purposes.

As of October 1, 2023, the Company's cash, cash equivalents and marketable securities was approximately $23.5 billion and had approximately $29.9 billion of notes payable and long-term debt for a net debt position of $6.4 billion as compared to the prior year net cash position of $1.1 billion. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.1 billion and the establishment of the approximately $9 billion reserve for the talc settlement proposal (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.

In the fiscal nine months of 2023, the Company paid approximately $4.9 billion to the U.S. Treasury including $1.5 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023), $1.4 billion in pre-payments to resolve certain items under examination in its 2013 through 2016 U.S. IRS audit, and $2.0 billion primarily related to the normal estimated payments for the first nine months of fiscal 2023.
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

On October 19, 2023, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on December 5, 2023, to shareholders of record as of November 21, 2023. The Company expects to continue the practice of paying regular quarterly cash dividends.

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

Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal third quarter and fiscal nine months of 2023, including accounts receivable or inventory reserves, was not material. As of the fiscal nine months ending October 1, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of both Company’s consolidated assets and revenues. The Company does not maintain Ukraine subsidiaries within continuing operations post the Kenvue separation.

In early March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.

Conflict in Israel
Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial impact of the conflict in the fiscal third quarter and fiscal nine months of 2023, including accounts receivable or inventory reserves, was not material. As of the fiscal nine months ending October 1, 2023, the business of the Company’s Israel subsidiaries represented 1% of the Company’s consolidated assets and represented less than 1% of revenues.

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

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2023. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2023 through July 30, 2023	—	—	—	—
July 31, 2023 through August 27, 2023	—	—	—	—
August 28, 2023 through October 1, 2023	5,690,272	161.68	—	—
Total	5,690,272	161.68	—	—

(1)     During the fiscal third quarter of 2023, the Company repurchased an aggregate of 5,690,272 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased pursuant as part of a systematic plan to meet the needs of the Company’s compensation programs.

Item 5 — OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
On August 31, 2023, Peter Fasolo, Executive Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s Common Stock, subject to certain conditions. The arrangement's expiration date is November 29, 2024.

Item 6 — EXHIBITS

Exhibit 10.1 Amendment One to the Johnson & Johnson Excess Savings Plan (amended and restated effective as of January 1, 2022) — Filed with this document.*

Exhibit 10.2 Johnson & Johnson Executive Incentive Plan (Amended as of September 7, 2023) — Filed with this document.*

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

JOHNSON & JOHNSON (Registrant)

Date: October 27, 2023	By /s/ J. J. WOLK
J. J. WOLK
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2023	By /s/ R. J. DECKER Jr.
R. J. DECKER Jr.
Controller (Principal Accounting Officer)