Form 10-K
period 2023-12-31
JOHNSON & JOHNSON
filed 2024-02-16
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $430 billion.
On February 9, 2024, there were 2,408,767,228 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s proxy statement for its 2024 annual meeting of shareholders filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K (this “Report”).

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
Risks related to product liability, litigation and regulatory activity
•Product efficacy or safety concerns, whether or not based on scientific evidence, potentially resulting in product withdrawals, recalls, regulatory action on the part of the United States Food and Drug Administration (U.S. FDA) (or international counterparts), declining sales, reputational damage, increased litigation expense and share price impact;
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
Risks related to the Company’s strategic initiatives, healthcare market trends and the realization of benefits from the separation of the Company’s Consumer Health Business
•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants, trends toward managed care, the shift toward governments increasingly becoming the primary payors of healthcare expenses, significant new entrants to the healthcare markets seeking to reduce costs and government pressure on companies to voluntarily reduce costs and price increases;
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
•The impact of global or economic changes or events, including global tensions and war; and
•The impact of armed conflicts and terrorist attacks in the United States and other parts of the world, including social and economic disruptions and instability of financial and other markets.
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

Part I
Item 1. Business
General
Johnson & Johnson and its subsidiaries (the Company) have approximately 131,900 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Company's two business segments: Innovative Medicine (previously referred to as Pharmaceutical) and MedTech. Within the strategic parameters provided by the Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans and the day-to-day operations of those companies. Each subsidiary within the business segments is, with limited exceptions, managed by residents of the country where located.
Segments of business
Following the completion of the separation of the Consumer Health business (Kenvue) in August 2023, the Company is now organized into two business segments: Innovative Medicine and MedTech. Additional information required by this item is incorporated herein by reference to the narrative and tabular descriptions of segments and operating results under: Item 7. Management’s discussion and analysis of results of operations and financial condition of this Report; and Note 17 Segments of business and geographic areas of the notes to consolidated financial statements included in Item 8 of this Report.
Innovative Medicine
The Innovative Medicine segment is focused on the following therapeutic areas: Immunology (e.g., rheumatoid arthritis, psoriatic arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases (e.g., HIV/AIDS), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Oncology (e.g., prostate cancer, hematologic malignancies, lung cancer and bladder cancer), Cardiovascular and Metabolism (e.g., thrombosis, diabetes and macular degeneration) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension). Medicines in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. Key products in the Innovative Medicine segment include: REMICADE (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis and active polyarticular juvenile idiopathic arthritis (pJIA) in people 2 years of age and older; STELARA (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active ulcerative colitis; TREMFYA (guselkumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis; EDURANT (rilpivirine), PREZISTA (darunavir) and PREZCOBIX/REZOLSTA (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV) in combination with other antiretroviral products and SYMTUZA (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; CONCERTA (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA/XEPLION (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA/TREVICTA (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA for at least four months; SPRAVATO (Esketamine), a nasal spray, used along with an oral antidepressant, to treat adults with treatment-resistant depression (TRD) and depressive symptoms in adults with major depressive disorder (MDD) with suicidal thoughts or actions; CARVYKTI (ciltacabtagene autoleucel), a chimeric antigen receptor (CAR)-T-cell therapy for the treatment of patients with relapsed/refractory multiple myeloma; ZYTIGA (abiraterone

2023 Annual Report	1

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
MedTech
The MedTech segment includes a broad portfolio of products used in the Interventional Solutions, Orthopaedics, Surgery and Vision categories. Interventional Solutions include electrophysiology products (Biosense Webster) to treat heart rhythm disorders, the heart recovery portfolio (Abiomed) which includes technologies to treat severe coronary artery disease requiring high-risk PCI or AMI cardiogenic shock, and Neurovascular care (Cerenovus) that treats hemorrhagic and ischemic stroke. The Orthopaedics portfolio (DePuy Synthes) includes products and enabling technologies that support Hips, Knees, Trauma, and Spine, Sports & Other. The Surgery portfolios include advanced and general surgery technologies (Ethicon), as well as solutions that focus on breast aesthetics (Mentor), and Ear, Nose and Throat (Acclarent) procedures. Johnson & Johnson Vision products include ACUVUE Brand contact lenses and TECNIS intraocular lenses for cataract surgery. These products are distributed to wholesalers, hospitals and retailers, and used predominantly in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
Geographic areas
Johnson & Johnson and its subsidiaries (the Company) have approximately 131,900 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The products made and sold in the international business include many of those described above under Segments of Business – Innovative Medicine and MedTech. However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in international business include those developed in the U.S. and by subsidiaries abroad.
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
Patents
The Company's subsidiaries have made a practice of obtaining patent protection on their products and processes where possible. They own, or are licensed under, a significant number of patents in the U.S. and other countries relating to their products, product uses, formulations and manufacturing processes, which in the aggregate are believed to be of material importance to the Company in the operation of its businesses. The Company’s subsidiaries face patent challenges from third parties, including challenges seeking to manufacture and market generic and biosimilar versions of the Company's key pharmaceutical products prior to expiration of the applicable patents covering those products. Significant legal proceedings and claims involving the Company's patent and other intellectual property are described in Note 19 Legal proceedings—Intellectual property of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Sales of the Company’s largest product, STELARA (ustekinumab) accounted for approximately 12.8% of the Company's total revenues for fiscal 2023. Accordingly, the patents related to this product are believed to be material to the Company. Janssen Biotech, Inc., a wholly-owned subsidiary of Johnson & Johnson, owns patents specifically related to STELARA. The latest expiring United States composition of matter patent expired in 2023. As a result of settlements and other agreements with third parties, the Company does not anticipate the launch of a biosimilar version of STELARA before January 1, 2025 in the United States. The latest expiring European composition of matter patent (Supplementary Protection Certificate) expires in 2024.
Sales of the Company’s second largest product, collectively DARZALEX (daratumumab) and DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), accounted for approximately 11.4% of the Company's total revenues for fiscal 2023. Accordingly, the patents related to this product are believed to be material to the Company. Genmab A/S owns two patent families related to DARZALEX, and Janssen Biotech, Inc. has an exclusive license to those patent families. The two patent families both expire in the United States in 2029, and in Europe, compound patent protection in select countries extends to 2031/2032. Janssen Biotech, Inc. owns a separate patent portfolio related to DARZALEX FASPRO.
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
Seasonality
Worldwide sales do not reflect any significant degree of seasonality; however, spending has typically been heavier in the fourth quarter of each year than in other quarters. This reflects increased spending decisions, principally for research and development activity.
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
Environment
The Company is subject to a variety of environmental laws and regulations in the United States and other jurisdictions. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. The Company’s compliance with these requirements is not expected to have a material effect upon its capital expenditures, cash flows, earnings or competitive position.

2023 Annual Report	3

Regulation
The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. The Company is subject to costly and complex U.S. and foreign laws and governmental regulations and any adverse regulatory action may materially adversely affect the Company's financial condition and business operations. In the U.S., the pharmaceutical product and medical technology industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the U.S. FDA) continues to result in increases in the amounts of testing and documentation required for U.S. FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S.
The new medical device regulatory framework and the evolving privacy, data localization, and emerging cyber security laws and regulations around the world are examples of such increased regulation. Within the U.S., an increasing number of U.S. States have enacted comprehensive privacy laws and federal regulators (e.g., the U.S. FDA, FTC and HHS) continue to stress the intersection of health and privacy as a compliance and enforcement priority. In the EU, multiple directives and laws (including NIS2, EHDS, the Data Act, the Cyber Resilience Act, and the AI Act) are rapidly changing privacy and cybersecurity compliance requirements while introducing new enforcement risks. In addition, China has introduced broad personal information protection and data security regulations, with more anticipated, thereby increasing China’s scrutiny of company compliance and data transfer practices. With other jurisdictions enacting similar privacy laws, local data protection authorities will force greater accountability on the collection, access and use of personal data in the healthcare industry. These laws can also restrict transfers of data across borders, potentially impacting how data-driven health care solutions are developed and deployed globally in a compliant manner. Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, a global trend towards more comprehensive and nuanced regulation (e.g., White House’s Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence; the EU AI Act) to ensure the ethical use, privacy, and security of AI is underway that includes standards for transparency, accountability, and fairness, which will require compliance developments or enhancements.
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls regardless of whether it has been required or directed to.
The U.S. FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our pharmaceutical products or medical technologies are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future clearances or approvals, and could result in a substantial modification to our business practices and operations. Equivalent enforcement mechanisms exist in different countries in which we conduct business.
The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and Congress on prices, profits, overutilization and the quality and costs of healthcare generally. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers. Various state and federal transparency laws and regulations require disclosures of payments and other transfers of value made to certain healthcare practitioners, including physicians, teaching hospitals, and certain non-physician practitioners. Federal and foreign laws governing international business practices require strict compliance with anti-bribery standards and certain prohibitions with respect to payments to any foreign government official. Payors and Pharmacy Benefit Managers (PBMs) are a potent force in the marketplace, and increased attention is being paid to the impact of PBM practices on healthcare cost and access in the U.S.
Our business has been and continues to be affected by federal and state legislation that alters the pricing, coverage, and reimbursement landscape. At the federal level, in August 2022, President Biden signed into law the Inflation Reduction Act

(IRA), which includes provisions that effectively authorize the government to establish prices for certain high-spend single-source drugs and biologics reimbursed by the Medicare program, starting in 2026 for Medicare Part D drugs and 2028 for Medicare Part B drugs. On August 29, 2023, the Centers for Medicare & Medicaid Services (“CMS”) published the first “Selected Drug” list, which includes XARELTO and STELARA as well as IMBRUVICA, which is developed in collaboration and co-commercialized in the U.S. with Pharmacyclics LLC, an AbbVie company. The Selected Drug list also included other medicines targeting disease states that are prevalent in the Medicare population. There remains uncertainty, however, regarding how the federal government will establish prices for the selected products, as the IRA specifies a ceiling price but not a minimum price. In any event, we anticipate that the selected products will be subjected to a government-established price for the Medicare population.
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
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the Inflation Reduction Act’s (IRA) Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing and CMS has yet to publicly announce the maximum fair price for each of the selected drugs.
Additionally, we expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies at the federal and state levels, which may result in additional regulations or other mechanisms to increase pricing transparency and controls.
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
In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the U.S., by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties. Of note is the increased enforcement activity by data protection authorities in various jurisdictions, particularly in the European Union, where significant fines have been levied on companies for data breaches, violations of privacy requirements, and unlawful cross-border data transfers. In the U.S., the Federal Trade Commission has stepped up enforcement of data privacy with several significant settlements (including settlements concerning the downstream sharing of personal information and use and disclosure of personal health data) and there have been a material increase in class-action lawsuits linked to the collection and use of biometric data and use of tracking technologies.
Further, the Company relies on global supply chains, and production and distribution processes, that are complex, and subject to increasing regulatory requirements that may affect sourcing, supply and pricing of materials used in the Company's products. These processes also are subject to complex and lengthy regulatory approvals.

2023 Annual Report	5

Employees and human capital management
As of December 31, 2023, the number of employees was approximately:

2023
Employees[1]	134,400
Full-time equivalent (FTE) positions[2]	131,900
1“Employee” is defined as an individual working full-time or part-time, excluding fixed term employees, interns and co-op employees. Employee data may not include full population from more recently acquired companies and individuals on long-term disability are excluded. Contingent workers, contractors and subcontractors are also excluded.
2FTE represents the total number of full-time equivalent positions and does not reflect the total number of individual employees as some work part-time.

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
Culture and employee engagement
At the Company, employees are guided by Our Credo which sets forth the Company's responsibilities to patients, consumers, customers, healthcare professionals, employees, communities and shareholders. Employees worldwide must adhere to the Company’s Code of Business Conduct which sets basic requirements and serves as a foundation for the Company policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors in every market where it operates. The Company conducts global surveys that offer its employees the ability to provide feedback and valuable insight to help address potential human resources risks and identify opportunities to improve. In 2023, 94% of global employees across 76 countries participated in Our Credo Survey which was offered in 36 languages.
Growth and development
To lead in the changing healthcare landscape, it is crucial that the Company continue to attract and retain top talent. In 2023, the Company's voluntary turnover rate was 7%. The Company believes that its employees must be equipped with the right knowledge and skills and be provided with opportunities to grow and develop in their careers. Accordingly, professional development programs and educational resources are available to all employees. The Company's objective is to foster a learning culture that helps shape each person’s unique career path while creating a robust pipeline of talent to deliver on the Company’s long-term strategies. In furtherance of this objective, the Company deploys a global approach to ensure development is for everyone, regardless of where they are on their career journey. To prioritize learning, the Company recently held Johnson & Johnson's first Global Learning Day. Employees were encouraged to set aside a full day to explore skill-building courses across five areas: leadership, business skills, digital upskilling, DEI, and well-being, on J&J Learn, the Company's new learning platform.
Diversity, equity, and inclusion (DEI)
The Company is committed to workplace diversity and to cultivating, fostering, and advancing a culture of equity and inclusion. The Company’s evidenced-based global enterprise Diversity, Equity and Inclusion strategy recognizes how DEI accelerates the Company's ability to meet the changing needs of the communities the Company serves in, as outlined in Our Credo. The Company’s DEI Vision is: Be yourself, change the world. The Company's DEI Mission is: Make diversity, equity and inclusion how we work everyday. The Company's enterprise DEI Strategy is aligned to the DEI Vision and Mission and rests on four core pillars:
•Build a workforce of individuals with diverse backgrounds, cultures, abilities and perspectives
•Foster a culture of inclusion where every individual belongs
•Transform talent and business processes to achieve equitable opportunities for all
•Drive innovation and growth with our business to serve diverse markets around the world
The Company's DEI strategy is guided by internal and external insights, global best practices and continual employee feedback and recognizes that while diversity changes by location, inclusion is the same everywhere.

2023 Annual Report	7

Compensation and benefits
As part of the Company's total rewards philosophy, the Company offers competitive compensation and benefits to attract and retain top talent. The Company is committed to fairness and equitable treatment in its compensation and benefits for employees at all levels. The Company observes legal minimum wage provisions and exceeds them where possible. The Company's total rewards offerings include an array of programs to support its employees' well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off, leave programs, flexible work schedules and employee assistance programs. In recognition of the Company’s commitment to help employees balance their personal and professional responsibilities, the Company enhanced its caregiver, bereavement, and volunteer paid leave benefits, effective July 2023.
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
Available information
The Company’s main corporate website address is www.jnj.com. The Company makes its SEC filings available on the Company’s website at www.investor.jnj.com/financials/sec-filings, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The Company's SEC filings are also available at the SEC’s website at www.sec.gov.
Investors and the public should note that the Company also announces information at www.factsaboutourprescriptionopioids.com, www.factsabouttalc.com and www.LLTManagementInformation.com. We use these websites to communicate with investors and the public about our products, litigation and other matters. It is possible that the information we post to these websites could be deemed to be material information. Therefore, we encourage investors and others interested in the Company to review the information posted to these websites in conjunction with www.jnj.com, the Company's SEC filings, press releases, public conference calls and webcasts.
In addition, the Amended and Restated Certificate of Incorporation, By-Laws, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory Compliance & Sustainability Committee, the Science & Technology Committee and any special committee of the Board of Directors and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials, are available at www.investor.jnj.com/governance/corporate-governance-overview on the Company's website and will be provided without charge to any shareholder submitting a written request, as provided above. The information on www.jnj.com, www.factsaboutourprescriptionopioids.com, www.factsabouttalc.com and www.LLTManagementInformation.com is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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
The Company faces substantial competition in its two operating segments and in all geographic markets. The Company’s businesses compete with companies of all sizes on the basis of cost-effectiveness, technological innovations, intellectual property rights, product performance, real or perceived product advantages, pricing and availability and rate of reimbursement. The Company also competes with other market participants in securing rights to acquisitions, collaborations and licensing agreements with third parties. Competition for rights to product candidates and technologies may result in significant investment and acquisition costs and onerous agreement terms for the Company. Competitors’ development of more effective or less costly products, and/or their ability to secure patent and other intellectual property rights and successfully market products ahead of the Company, could negatively impact sales of the Company’s existing products as well as its ability to bring new products to market despite significant prior investment in the related product development. The Company may also experience operational and financial risk in connection with acquisitions if we are unable to fully identify potential risks and liabilities associated with acquired businesses or products, successfully integrate operations and employees, and successfully identify and realize synergies with existing businesses while containing acquisition-related strain on our management, operations and financial resources.
For the Company’s Innovative Medicine businesses, loss of patent exclusivity for a product often is followed by a substantial reduction in sales as competitors gain regulatory approval for generic and other competing products and enter the market. Similar competition can be triggered by the loss of exclusivity for a biological product. For the Company’s MedTech businesses, technological innovation, product quality, reputation and customer service are especially important to competitiveness. Development by other companies of new or improved products, processes and technologies could threaten to make the Company’s products or technologies less desirable, less economical or obsolete. The Company’s business and operations will be negatively impacted if we are unable to introduce new products or technological advances that are safe, more effective, more effectively marketed or otherwise outperform those of our competitors.
Interruptions and delays in manufacturing operations could adversely affect the Company’s business, sales and reputation.
The Company’s manufacturing of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company’s subsidiaries operate 61 manufacturing facilities as well as sourcing from thousands of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, labor shortages, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, political unrest, terrorist attacks and epidemics or pandemics. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.
The Company relies on third parties to manufacture and supply certain of our products. Any failure by or loss of a third-party manufacturer or supplier could result in delays and increased costs, which may adversely affect our business.
The Company relies on third parties to manufacture and supply certain of our raw materials, component parts and products. We depend on these third-party manufacturers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to us on a timely basis and at acceptable prices. However, we cannot guarantee that these third-party manufacturers will be able to meet our near-term or long-term manufacturing requirements, which could result in lost sales and have an adverse effect on our business.

2023 Annual Report	9

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
We are subject to risks associated with global health crises, epidemics, pandemics and other outbreaks (such incident(s), a health crisis or health crises). For example, the COVID-19 pandemic adversely impacted certain aspects of the Company’s business, results of operations and financial condition, including lower sales and reduced customer demand and usage of certain of our products. The spread of any health crises may cause the Company to modify its business practices, and take further actions as may be required by government authorities or as the Company determines are in the best interests of our patients, customers, employees and business partners under such circumstances. While the Company has robust business continuity plans in place across our global supply chain network designed to help mitigate the impact of health crises, these efforts may not completely prevent our business from being adversely affected in the event of a health crisis. Health crises could adversely impact the Company’s operations, including, among other things, our manufacturing operations, supply chain, third-party suppliers, sales and marketing, and clinical trial operations. Any of these factors could adversely affect the Company’s business, financial results, and global economic conditions generally.
Risks related to government regulation and legal proceedings
Global sales in the Company’s Innovative Medicine and MedTech segments may be negatively impacted by healthcare reforms and increasing pricing pressures.
Sales of the Company’s Innovative Medicine and MedTech products are significantly affected by reimbursements by third-party payors such as government healthcare programs, private insurance plans and managed care organizations. As part of various efforts to contain healthcare costs, these payors are putting downward pressure on prices at which products will be reimbursed. In the U.S., increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, in part due to continued consolidation among healthcare providers, could result in further pricing pressures. In addition, recent legislation and ongoing political scrutiny on pricing, coverage and reimbursement could result in additional pricing pressures. Specifically, the Inflation Reduction Act of 2022 (IRA) may subject certain products to government-established pricing, potentially impose rebates, and subject manufacturers who fail to adhere to the government's interpretations of the law to penalties. Further, increased third-party utilization of the 340B Federal Drug Discount Program from expanded interpretations of the statute may have a negative impact on the Company's financial performance. Outside the U.S., numerous major markets, including the EU, United Kingdom, Japan and China, have pervasive government involvement in funding healthcare and, in that regard, directly or indirectly impose price controls, limit access to, or reimbursement for, the Company’s products, or reduce the value of its intellectual property protection.

We are subject to an increasing number of costly and complex governmental regulations in the countries in which operations are conducted which may materially adversely affect the Company’s financial condition and business operations.
As described in Item 1. Business, the Company is subject to an increasing number of extensive government laws and regulations, investigations and legal action by national, state and local government agencies in the U.S. and other countries in which it operates. For example, changes to the U.S. FDA’s timing or requirements for approval or clearance of our products may have a negative impact on our ability to bring new products to market. New laws and regulations may also impose deadlines on the Company, or its third-party suppliers, manufacturers or other partners and providers, for which there may be insufficient time to implement changes to comply with such new regulations and may result in manufacturing delays or other supply chain constraints. If the Company is unable to identify ways to mitigate these delays or constraints, there may be an adverse effect on sales and access to our products.
The Company is subject to significant legal proceedings that can result in significant expenses, fines and reputational damage.
In the ordinary course of business, Johnson & Johnson and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as product liability, patent disputes and claims that their product sales, marketing and pricing practices violate various antitrust, unfair trade practices and/or consumer protection laws. The Company’s more significant legal proceedings are described in Note 19 Legal proceedings under Notes to the Consolidated Financial Statements included in Item 8 of this Report. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include thousands of plaintiffs, may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, the Company is a defendant in numerous lawsuits arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder, and the Company’s sale, manufacturing and marketing of opioids. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of accruals, including matters where the Company could be held jointly and severally liable among other defendants. The resolution of, or increase in accruals for, one or more of these matters in any reporting period could have a material adverse effect on the Company’s results of operations and cash flows for that period. The Company does not purchase third-party product liability insurance; however, the Company utilizes a wholly owned captive insurance company subject to certain limits.
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
The rapid increase in new government laws and regulations imposes significant compliance costs to the Company and a failure of the Company to timely implement changes to comply with these new laws may expose the Company to investigations, legal actions or penalties. Regulatory issues regarding compliance with current Good Manufacturing Practices (cGMP) (and comparable quality regulations in foreign countries) by manufacturers of drugs and devices can lead to fines and penalties, product recalls, product shortages, interruptions in production, delays in new product approvals and litigation. In addition, the marketing, pricing and sale of the Company’s products are subject to regulation, investigations and legal actions including under the Federal Food, Drug, and Cosmetic Act, the Medicaid Rebate Program, federal and state false claims acts, state unfair trade practices acts and consumer protection laws. Scrutiny of healthcare industry business practices by government agencies and state attorneys general in the U.S., and any resulting investigations and prosecutions, carry risk of significant civil and criminal penalties including, but not limited to, debarment from participation in government healthcare programs. Any such debarment could have a material adverse effect on the Company’s business and results of operations. The most significant current investigations and litigation brought by government agencies are described in Note 19 Legal proceedings—Government proceedings under Notes to the Consolidated Financial Statements included in Item 8 of this Report.

2023 Annual Report	11

Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development, such as the recent enactment by certain EU and non-EU countries, and the anticipated enactment by additional countries, of a global minimum tax, could negatively impact the Company’s effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.
See Note 8 Income taxes under Notes to the Consolidated Financial Statements included in Item 8 of this Report for additional information.
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
In the event the Company is not successful in defending its patents against such challenges, or upon the “at-risk” launch by the generic or biosimilar firm of its product, the Company can lose a major portion of revenues for the referenced product in a very short period of time. Current legal proceedings involving the Company’s patents and other intellectual property rights are described in Note 19 Legal proceedings—Intellectual property under Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Risks related to product development, regulatory approval and commercialization
Significant challenges or delays in the Company’s innovation, development and implementation of new products, technologies and indications could have an adverse impact on the Company’s long-term success.
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving healthcare needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2023 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.
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
The Company leverages the use of data science, machine learning and other forms of AI and emerging technologies across varying parts of its business and operations, and the introduction and incorporation of AI may result in unintended consequences or other new or expanded risks and liabilities. AI technology is continuously evolving, and the AI technologies we develop and adopt may become obsolete earlier than planned. Our investments in these technologies may not result in the benefits we anticipate or enable us to obtain or maintain a competitive advantage. The application of machine learning and AI in our business is emerging and evolving alongside new laws and regulations that may entail significant costs or ultimately limit our ability to continue the use of these technologies. These technologies also carry inherent risks related to data privacy and security further described below.
Risks related to financial and economic market conditions
The Company faces a variety of financial, economic, legal, social and political risks associated with conducting business internationally.
The Company’s extensive operations and business activity throughout the world are accompanied by certain financial, economic, legal, social and political risks, including those listed below.
Foreign currency exchange: In fiscal 2023, approximately 45% of the Company’s sales occurred outside of the U.S., with approximately 24% in Europe, 5% in the Western Hemisphere, excluding the U.S., and 16% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.
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

2023 Annual Report	13

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
•protective economic policies taken by governments, such as trade protection measures, increased antitrust reporting requirements and enforcement activity, and import/export licensing requirements;
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
Due to the international nature of the Company's business, geopolitical or economic changes or events, including global tensions and war, could adversely affect our business, results of operations or financial condition.
As described above, the Company has extensive operations and business activity throughout the world. Global tensions, conflict and/or war among any of the countries in which we conduct business or distribute our products may result in foreign currency volatility, decreased demand for our products in affected countries, and challenges to our global supply chain related to increased costs of materials and other inputs for our products and suppliers. Most recently, we have experienced, and expect to continue to experience, impacts to the Company's business resulting from the Russia-Ukraine war, rising conflict in the Middle East as well as increasing tensions between the U.S. and China. In response to heightened conflict, such as the Russia-Ukraine war, governments may impose export controls and broad financial and economic sanctions. Our business and operations may be further impacted by the imposition of trade protection measures or other policies adopted by any country that favor domestic companies and technologies over foreign competitors. Additional sanctions or other measures may be imposed by the global community, including but not limited to limitations on our ability to file, prosecute and maintain patents, trademarks and other intellectual property rights. Furthermore, in some countries, such as in Russia, action may be taken that allows companies and individuals to exploit inventions owned by patent holders from the United States and many other countries without consent or compensation and we may not be able to prevent third parties from practicing the Company's inventions in Russia or from selling or importing products in and into Russia.

Weak financial performance, failure to maintain a satisfactory credit rating or disruptions in the financial markets could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
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
An information security incident, including a cybersecurity breach, could have a negative impact on the Company’s business or reputation.
To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection, and ensure the continuity of the Company’s supply chain and operations. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these systems and networks, including customer products that are connected to or rely on such systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and controls, to address this risk. Because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Also, increasing use of AI could increase these risks. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial, legal, business or reputational losses.

2023 Annual Report	15

As a result of increased global tensions, the Company expects there will continue to be, an increased risk of information security or cybersecurity incidents, including cyberattacks perpetrated by adversaries of countries where the Company maintains operations. Given the potential sophistication of these attacks, the Company may not be able to address the threat of information security or cybersecurity incidents proactively or implement adequate preventative measures and we may not be able to detect and address any such disruption or security breach promptly, or at all, which could adversely affect our business, results of operations or financial condition. Moreover, these threats could also impact our third-party partners resulting in compromise of the Company's IT systems, networks and data which could negatively affect the Company.
A breach of privacy laws or unauthorized access, loss or misuse of personal data could have a negative impact on the Company’s business or reputation.
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
The Company may be unable to achieve some or all of the anticipated strategic and financial benefits following the separation of Kenvue Inc. (Kenvue), including with respect to the Company’s remaining ownership interest.
The Company incurred significant expenses in connection with the Kenvue separation (the Separation). In addition, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the Separation. The anticipated benefits of the Separation were based on a number of assumptions, some of which may prove incorrect. The Company holds a 9.5% ownership interest in Kenvue. The Company cannot predict the trading price of shares of Kenvue’s common stock and the market value of the Kenvue shares are subject to market volatility and other factors outside of the Company’s control. The Company intends to divest its ownership interest in Kenvue, but there can be no assurance regarding the ultimate timing of such divestiture. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including but not limited to financial market conditions.
The Separation could result in substantial tax liability.
The Company received a private letter ruling from the IRS as to the tax-free nature of the Separation under the U.S. Internal Revenue Code of 1986, as amended. Notwithstanding the private letter ruling and opinions of tax advisors, if the IRS determines that certain steps of the transaction did not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to the Company and its shareholders could be substantial. The Separation may also not qualify for tax-free treatment in other countries around the world, and as a result may trigger substantial tax liability to the Company.

Item 1B. Unresolved staff comments
Not applicable.
Item 1C. Cybersecurity
Risk management and strategy
The Company has documented cybersecurity policies and standards, assesses risks from cybersecurity threats, and monitors information systems for potential cybersecurity issues. To protect the Company’s information systems from cybersecurity threats, the Company uses various security tools supporting protection, detection, and response capabilities. The Company maintains a cybersecurity incident response plan to help ensure a timely, consistent response to actual or attempted cybersecurity incidents impacting the Company.
The Company also identifies and assesses third-party risks within the enterprise, and through the Company's use of third-party service providers, across a range of areas including data security and supply chain through a structured third-party risk management program.
The Company maintains a formal information security training program for all employees that includes training on matters such as phishing and email security best practices. Employees are also required to complete mandatory training on data privacy.
To evaluate and enhance its cybersecurity program, the Company periodically utilizes third-party experts to undertake maturity assessments of the Company’s information security program.
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business or operations; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. Refer to the risk factor captioned An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation in Part I, Item 1A. Risk factors for additional description of cybersecurity risks and potential related impacts on the Company.
Governance - management’s responsibility
The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity controls designed to address cybersecurity threats and risks. The Chief Information Officer (CIO), who is a member of the Company’s Executive Committee, and the Chief Information Security Officer (CISO) are responsible for assessing and managing cybersecurity risks, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.
The Company’s CISO, in coordination with the CIO, is responsible for leading the Company’s cybersecurity program and management of cybersecurity risk. The current CISO has over twenty-five years of experience in information security, and his background includes technical experience, strategy and architecture focused roles, cyber and threat experience, and various leadership roles.
Governance - board oversight
The Company’s Board of Directors oversees the overall risk management process, including cybersecurity risks, directly and through its committees. The Regulatory Compliance & Sustainability Committee (RCSC) of the board is primarily responsible for oversight of risk from cybersecurity threats and oversees compliance with applicable laws, regulations and Company policies related to, among others, privacy and cybersecurity.
RCSC meetings include discussions of specific risk areas throughout the year including, among others, those relating to cybersecurity. The CISO provides at least two updates each year to RCSC on cybersecurity matters. These reports include an overview of the cybersecurity threat landscape, key cybersecurity initiatives to improve the Company’s risk posture, changes in the legal and regulatory landscape relative to cybersecurity, and overviews of certain cybersecurity incidents that have occurred within the Company and within the industry.

2023 Annual Report	17

Item 2. Properties
The Company's subsidiaries operate 61 manufacturing facilities occupying approximately 9.8 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Innovative Medicine	5,026
MedTech	4,782
Worldwide Total	9,808
Within the U.S., five facilities are used by the Innovative Medicine segment and 18 by the MedTech segment. Outside of the U.S., 13 facilities are used by the Innovative Medicine segment and 25 by the MedTech segment.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	23	2,973
Europe	20	4,900
Western Hemisphere, excluding U.S.	5	692
Africa, Asia and Pacific	13	1,243
Worldwide Total	61	9,808
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
Segment information on additions to property, plant and equipment is contained in Note 17 Segments of business and geographic areas of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Item 3. Legal proceedings
The information called for by this item is incorporated herein by reference to the information set forth in Note 19 Legal proceedings of the Notes to Consolidated Financial Statements included in Item 8 of this Report.
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

Name	Age	Position
Vanessa Broadhurst	55	Member, Executive Committee; Executive Vice President, Global Corporate Affairs(a)
Joaquin Duato	61	Chairman of the Board; Chief Executive Officer(b)
Peter M. Fasolo, Ph.D.	61	Member, Executive Committee; Executive Vice President, Chief Human Resources Officer(c)
Elizabeth Forminard	53	Member, Executive Committee; Executive Vice President, General Counsel(d)
William N. Hait, M.D., Ph. D.	74	Member, Executive Committee; Executive Vice President, Chief External Innovation and Medical Officer(e)
John C. Reed, M.D., Ph.D.	65	Member, Executive Committee; Executive Vice President, Innovative Medicine, R&D(f)
Tim Schmid	54	Member, Executive Committee; Executive Vice President, Worldwide Chairman, MedTech(g)
James Swanson	58	Member, Executive Committee; Executive Vice President, Chief Information Officer(h)
Jennifer L. Taubert	60	Member, Executive Committee; Executive Vice President, Worldwide Chairman, Innovative Medicine(i)
Kathryn E. Wengel	58	Member, Executive Committee; Executive Vice President, Chief Technical Operations & Risk Officer(j)
Joseph J. Wolk	57	Member, Executive Committee; Executive Vice President, Chief Financial Officer(k)
(a)Ms. V. Broadhurst was named Executive Vice President, Global Corporate Affairs and appointed to the Executive Committee in 2022. Ms. Broadhurst rejoined the Company in 2017 and was appointed Company Group Chairman, Global Commercial Strategy Organization in 2018. From 2013 to 2017, she held General Manager roles at Amgen in Inflammation & Cardiovascular, and Cardiovascular & Bone. Prior to her roles at Amgen, she served in various leadership roles at the Company from 2005-2013.
(b)Mr. J. Duato became Chairman of the Board of Directors in January 2023 subsequent to his appointments as Chief Executive Officer and Director in January 2022. Mr. Duato was appointed to the Executive Committee in 2016 when he was named Executive Vice President, Worldwide Chairman, Pharmaceuticals and subsequently served as Vice Chairman of the Executive Committee. Mr. Duato first joined the Company in 1989 with Janssen-Farmaceutica S.A. (Spain), a subsidiary of the Company, and held executive positions of increasing responsibility in all business sectors and across multiple geographies and functions.
(c)Dr. P. M. Fasolo was appointed to the Executive Committee in 2011 and was named Executive Vice President, Chief Human Resources Officer in 2016. He first joined the Company in 2004 as Worldwide Vice President, Human Resources in the MedTech segment, and subsequently served as the Company’s Chief Talent Officer. He left Johnson & Johnson in 2007 to join Kohlberg Kravis Roberts & Co. as Chief Talent Officer and returned to the Company in 2010 as the Vice President, Global Human Resources.
(d)Ms. E. Forminard was appointed as Executive Vice President, General Counsel and a member of the Executive Committee in October 2022. Ms. Forminard joined the Company in 2006, serving in roles of increasing responsibility including General Counsel Medical Devices & Diagnostics, General Counsel Consumer Group & Supply Chain, Worldwide Vice President Corporate Governance, and in her immediate past role as General Counsel Pharmaceuticals.
(e)Dr. W. Hait was appointed Executive Vice President, Chief External Innovation, Medical Safety and Global Public Health Officer, and a member of the Executive Committee in 2022. He first joined the Company in 2007 and has served in a number of leadership roles including

2023 Annual Report	19

Global Head, Janssen Research & Development from 2011 to 2018 and Global Head, Johnson & Johnson Global External Innovation from 2018 to 2022.
(f)Dr. J. C. Reed joined the Company in 2023 as Executive Vice President, Innovative Medicine, R&D and a member of the Executive Committee. Prior to joining the Company, Dr. Reed held executive leadership positions at Sanofi (2018-2022) and Roche (2013-2018), serving on their respective executive committees. He also served as CEO of Sanford-Burnham Medical Research Institute (now Sanford Burnham Prebys) where he established multiple therapeutic area-aligned research centers and platform technology centers.
(g)Mr. T. Schmid was named as Executive Vice President, Worldwide Chairman, MedTech and appointed to the Executive Committee in October 2023. He joined the Company in 1993 and has served in leadership positions throughout Johnson & Johnson MedTech, including Chief Strategic Customer Officer and President of Ethicon, and most recently served as Company Group Chairman MedTech Asia Pacific from 2018-2023.
(h)Mr. J. Swanson was appointed Executive Vice President, Chief Information Officer and a member of the Executive Committee in 2022. He rejoined the Company in 2019 as Chief Information Officer of Johnson & Johnson from Bayer Crop Science, where he served as a member of the Executive Leadership Team and as Chief Information Officer and Head of Digital Transformation. From 1996 to 2005, Mr. Swanson held positions of increasing responsibility at the Company, including Project Manager, Director IT, Sr. Director IT and Vice President, Chief Information Officer.
(i)Ms. J. L. Taubert was appointed Executive Vice President, Worldwide Chairman, Innovative Medicine (formerly Pharmaceuticals) and a member of the Executive Committee in 2018. She joined the Company in 2005 as Worldwide Vice President and held several executive positions of increasing responsibility in the Pharmaceuticals sector, including Company Group Chairman, North America, and Company Group Chairman, The Americas from 2012-2018.
(j)Ms. K. E. Wengel was appointed Executive Vice President, Chief Technical Operations & Risk Officer in 2023, subsequent to her appointment to the Executive Committee in 2018 when she was named as Executive Vice President, Chief Global Supply Chain Officer. Ms. Wengel first joined the Company in 1988 as Project Engineer and Engineering Supervisor at Janssen, a subsidiary of the Company. During her tenure with the Company, she has held a variety of strategic leadership and executive positions, including in roles within operations, quality, engineering, new products, information technology, and other technical and business functions.
(k)Mr. J. J. Wolk was appointed Executive Vice President, Chief Financial Officer and a member of the Executive Committee in July 2018. He first joined the Company in 1998 as Finance Manager, Business Development for Ortho-McNeil, a subsidiary of the Company. During his tenure at the Company, he has held a variety of senior leadership roles in several segments and functions across the Company's subsidiaries, including Vice President, Finance and Chief Financial Officer of the Janssen Pharmaceutical Companies, and Vice President, Investor Relations.

Part II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
As of February 9, 2024, there were 118,772 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 16 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”
Issuer purchases of equity securities
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's Common Stock. The repurchase program was completed during the fiscal first quarter of 2023.
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2023. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2023 through October 29, 2023	—	—	—	—
October 30, 2023 through November 26, 2023	125,000	$147.61	—	—
November 27, 2023 through December 31, 2023	1,265,000	$156.76	—	—
Total	1,390,000		—
(1)During the fiscal fourth quarter of 2023, the Company repurchased an aggregate of 1,390,000 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
Item 6. Reserved

2023 Annual Report	21

Item 7. Management’s discussion and analysis of results of operations and financial condition
Organization and business segments
Description of the company and business segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 131,900 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Interventional Solutions and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
The Executive Committee of Johnson & Johnson is the principal management group responsible for the strategic operations and allocation of the resources of the Company. This Committee oversees and coordinates the activities of the Innovative Medicine and MedTech business segments.
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
Management’s objectives
With “Our Credo” as the foundation, the Company’s purpose is to blend heart, science and ingenuity to profoundly impact health for humanity. The Company, believes health is everything. The Company's strength in healthcare innovation empowers us to build a world where complex diseases are prevented, treated, and cured, where treatments are smarter and less invasive, and solutions are personal. Through the Company's expertise in Innovative Medicine and MedTech, the Company is uniquely positioned to innovate across the full spectrum of healthcare solutions today to deliver the breakthroughs of tomorrow, and profoundly impact health for humanity.
New products introduced within the past five years accounted for approximately 25% of 2023 sales. In 2023, $15.1 billion was invested in research and development reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly impact of health for humanity.
A critical driver of the Company’s success is the diversity of its 131,900 employees worldwide. Employees are empowered and inspired to lead with Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company’s purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Research &
development

Acquisitions*
(net of cash acquired)
*Includes acquisitions of in process research and development assets that were not accounted for as a business combination
Dividends paid
per share

Results of operations
Analysis of consolidated sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2022 and 2021 see the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023, Item 7. Management's discussion and analysis of results of operations and financial condition. Prior periods disclosed herein were recast to reflect the continuing operations of the Company.
In 2023, worldwide sales increased 6.5% to $85.2 billion as compared to an increase of 1.6% in 2022. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2023	2022
Volume	6.8%	8.3%
Price	0.6	(1.8)
Currency	(0.9)	(4.9)
Total	6.5%	1.6%
The net impact of acquisitions and divestitures on the worldwide sales growth was a positive impact of 1.5% in 2023 and no impact in 2022.
Sales by U.S. companies were $46.4 billion in 2023 and $42.0 billion in 2022. This represents increases of 10.6% in 2023 and 3.3% in 2022. Sales by international companies were $38.7 billion in 2023 and $38.0 billion in 2022. This represents an increase of 1.9% in 2023 and a decrease of 0.2% in 2022.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 4.7%, 5.2% and 4.1%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 4.2%, 5.7% and 2.6%, respectively.
In 2023, sales by companies in Europe experienced a decline of 1.2% as compared to the prior year, which included an operational decline of 2.2% and a positive currency impact of 1.0%. In fiscal 2023, the net impact of the Covid-19 Vaccine and the loss of exclusivity of Zytiga on the European regions change in operational sales was a negative 9.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 10.7% as compared to the prior year, which included operational growth of 15.8%, and a negative currency impact of 5.1%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 3.9% as compared to the prior year, including operational growth of 9.5% and a negative currency impact of 5.6%.

2023 Annual Report	23

In 2023, the Company utilized three wholesalers distributing products for both segments that represented approximately 18.2%, 15.1% and 14.2% of the total consolidated revenues. In 2022, the Company had three wholesalers distributing products for both segments that represented approximately 18.9%, 15.0% and 13.8% of the total consolidated revenues.
2023 Sales by geographic region (in billions)
2023 Sales by segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine segment(1)
Innovative Medicine segment sales in 2023 were $54.8 billion, an increase of 4.2% from 2022, which included operational growth of 4.8% and a negative currency impact of 0.6%. U.S. sales were $31.2 billion, an increase of 9.0%. International sales were $23.6 billion, a decrease of 1.5%, which included an operational decline of 0.2% and a negative currency impact of 1.3%. In 2023, acquisitions and divestitures had a net negative impact of 0.1% on the operational sales growth of the worldwide Innovative Medicine segment.

Major Innovative Medicine therapeutic area sales:

(Dollars in Millions)	2023	2022	Total Change	Operations Change	Currency Change
Total Immunology	$18,052	$16,935	6.6%	7.1%	(0.5)%
REMICADE	1,839	2,343	(21.5)	(20.7)	(0.8)
SIMPONI/SIMPONI ARIA	2,197	2,184	0.6	2.4	(1.8)
STELARA	10,858	9,723	11.7	11.9	(0.2)
TREMFYA	3,147	2,668	17.9	18.3	(0.4)
Other Immunology	11	17	(33.8)	(33.8)	—
Total Infectious Diseases	4,418	5,449	(18.9)	(19.8)	0.9
COVID-19 VACCINE	1,117	2,179	(48.8)	(50.1)	1.3
EDURANT/rilpivirine	1,150	1,008	14.1	11.5	2.6
PREZISTA/ PREZCOBIX/REZOLSTA/SYMTUZA	1,854	1,943	(4.6)	(4.9)	0.3
Other Infectious Diseases	297	318	(6.7)	(3.6)	(3.1)
Total Neuroscience	7,140	6,893	3.6	5.4	(1.8)
CONCERTA/methylphenidate	783	644	21.6	24.9	(3.3)
INVEGA SUSTENNA/XEPLION/INVEGA TRINZA/TREVICTA	4,115	4,140	(0.6)	0.0	(0.6)
SPRAVATO	689	374	84.1	84.0	0.1
Other Neuroscience(2)	1,553	1,734	(10.4)	(5.9)	(4.5)
Total Oncology	17,661	15,983	10.5	11.2	(0.7)
CARVYKTI	500	133	*	*	*
DARZALEX	9,744	7,977	22.2	22.9	(0.7)
ERLEADA	2,387	1,881	26.9	27.5	(0.6)
IMBRUVICA	3,264	3,784	(13.7)	(13.2)	(0.5)
ZYTIGA /abiraterone acetate	887	1,770	(49.9)	(48.4)	(1.5)
Other Oncology	879	438	*	*	*
Total Pulmonary Hypertension	3,815	3,417	11.6	12.9	(1.3)
OPSUMIT	1,973	1,783	10.6	11.6	(1.0)
UPTRAVI	1,582	1,322	19.7	20.4	(0.7)
Other Pulmonary Hypertension	260	313	(16.7)	(12.0)	(4.7)
Total Cardiovascular / Metabolism / Other	3,671	3,887	(5.5)	(5.5)	0.0
XARELTO	2,365	2,473	(4.4)	(4.4)	—
Other(3)	1,306	1,414	(7.6)	(7.4)	(0.2)
Total Innovative Medicine Sales	$54,759	52,563	4.2%	4.8%	(0.6)%
*    Percentage greater than 100% or not meaningful
(1)Previously referred to as Pharmaceutical
(2)Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(3)Inclusive of INVOKANA which was previously disclosed separately

2023 Annual Report	25

Immunology products achieved sales of $18.1 billion in 2023, representing an increase of 6.6% as compared to the prior year. Increased sales of STELARA (ustekinumab) were primarily driven by patient mix, market growth, and continued strength in Inflammatory Bowel Disease. Growth of TREMFYA (guselkumab) was due to market growth, continued strength in PsO/PsA (Psoriasis and Psoriatic Arthritis) and patient mix. Additionally, SIMPONI/SIMPONI ARIA growth was driven by growth outside the U.S. Lower sales of REMICADE (infliximab) were due to biosimilar competition.
Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.
Sales of STELARA in the United States were approximately $7.0 billion in fiscal 2023. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. The Company has settled certain litigation under the Biosimilar Price Competition and Innovation Act of 2009. As a result of these settlements and other agreements with separate third parties, the Company does not anticipate the launch of a biosimilar version of STELARA until January 1, 2025 in the United States.

Infectious disease products sales were $4.4 billion in 2023, a decline of 18.9% as compared to the prior year primarily driven by a decline in COVID-19 vaccine revenue and loss of exclusivity of PREZISTA .
Neuroscience products sales were $7.1 billion in 2023, representing an increase of 3.6% as compared to the prior year. The growth of SPRAVATO (esketamine) was driven by ongoing launches as well as increased physician confidence and patient demand. Growth was partially offset by declines in RISPERDAL/RISPERDAL CONSTA and the paliperidone long-acting injectables outside the U.S. due to the XEPLION loss of exclusivity in the European Union.
Oncology products achieved sales of $17.7 billion in 2023, representing an increase of 10.5% as compared to the prior year. Sales of DARZALEX (daratumumab) were driven by continued share gains in all regions and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth in Metastatic Castration Resistant Prostate Cancer. Sales of CARVYKTI (ciltacabtagene autoleucel) were driven by the ongoing launch, share gains and capacity improvement. Additionally, sales from the launch of TECVAYLI (teclistamab-cqyv) and TALVEY (talquetamab-tgvs), included in Other Oncology, contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to global competitive pressures.
Pulmonary Hypertension products sales were $3.8 billion, representing an increase of 11.6% as compared to the prior year. Sales growth was due to favorable patient mix, share gains and market growth from UPTRAVI (selexipag) and OPSUMIT (macitentan) partially offset by declines in Other Pulmonary Hypertension.
Cardiovascular/Metabolism/Other products sales were $3.7 billion, a decline of 5.5% as compared to the prior year. The decline of XARELTO (rivaroxaban) sales was primarily driven by unfavorable patient mix and access changes.
The Company maintains a policy that no end customer will be permitted direct delivery of product to a location other than the billing location. This policy impacts contract pharmacy transactions involving non-grantee 340B covered entities for most of the Company’s drugs, subject to multiple exceptions. Both grantee and non-grantee covered entities can maintain certain contract pharmacy arrangements under policy exceptions. The Company has been and will continue to offer 340B discounts to covered entities on all of its covered outpatient drugs, and it believes its policy will improve its ability to identify inappropriate duplicate discounts and diversion prohibited by the 340B statute. The 340B Drug Pricing Program is a U.S. federal government program requiring drug manufacturers to provide significant discounts on covered outpatient drugs to covered entities. This policy had discount implications which positively impacted sales to customers in 2023.

During 2023, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
AKEEGA (Niraparib and Abiraterone Acetate)	First-And-Only Dual Action Tablet for the Treatment of Patients with BRCA-Positive Metastatic Castration-Resistant Prostate Cancer (MAGNITUDE)	•	•
BALVERSA (erdafitinib)	Treatment of Patients with Locally Advanced or Metastatic Urothelial Carcinoma and Selected Fibroblast Growth Factor Receptor Gene Alterations (THOR)			•	•
CARVYKTI (ciltacabtagene autoleucel)	Treatment for Relapsed and Refactor multiple myeloma with 1-3 PL (CARTITUDE-4)			•	•
EDURANT (rilpivirine)	Treatment for pediatric patients (2-12 years old) with HIV			•	•
ERLEADA (apalutamide)	Tablet reduction	•	•
OPSUMIT (macitentan)	Treatment for pediatric pulmonary arterial hypertension				•
OPSYNVI (mecitentan/tadalafil STCT)	Treatment for pulmonary arterial hypertension			•	•
RYBREVANT (amivantamab)	In Combination with Chemotherapy for the First-Line Treatment of Adult Patients with Advanced Non-Small Cell Lung Cancer with Activating EGFR Exon 20 Insertion Mutations (PAPILLON)			•	•
RYBREVANT / lazertinib	Treatment for Non-Small Cell Lung Cancer 2L (MARIPOSA)			•	•
RYBREVANT / lazertinib	Treatment for Non-Small Cell Lung Cancer 2L (MARIPOSA-2)			•	•
TECVAYLI (teclistamab)	Treatment of Patients with Relapsed Refractory Multiple Myeloma Biweekly Dosing		•
TALVEY (talquetamab)	Treatment of Patients with Relapsed and Refractory Multiple Myeloma	•	•

2023 Annual Report	27

MedTech segment
The MedTech segment sales in 2023 were $30.4 billion, an increase of 10.8% from 2022, which included operational growth of 12.4% and a negative currency impact of 1.6%. U.S. sales were $15.3 billion, an increase of 14.2% as compared to the prior year. International sales were $15.1 billion, an increase of 7.7% as compared to the prior year, which included operational growth of 10.6% and a negative currency impact of 2.9%. In 2023, the net impact of acquisitions and divestitures on the MedTech segment worldwide operational sales growth was a positive 4.6% primarily related to the Abiomed acquisition.
Major MedTech franchise sales:

(Dollars in Millions)	2023	2022	Total Change	Operations Change	Currency Change
Surgery	$10,037	9,690	3.6%	5.5%	(1.9)%
Advanced	4,671	4,569	2.2	4.2	(2.0)
General	5,366	5,121	4.8	6.8	(2.0)
Orthopaedics	8,942	8,587	4.1	4.6	(0.5)
Hips	1,560	1,514	3.0	3.5	(0.5)
Knees	1,456	1,359	7.1	7.5	(0.4)
Trauma	2,979	2,871	3.8	4.0	(0.2)
Spine, Sports & Other	2,947	2,843	3.7	4.5	(0.8)
Interventional Solutions	6,350	4,300	47.7	49.8	(2.1)
Electrophysiology	4,688	3,937	19.1	21.1	(2.0)
Abiomed	1,306	31	*	*	*
Other Interventional Solutions	356	332	7.1	9.9	(2.8)
Vision	5,072	4,849	4.6	6.6	(2.0)
Contact Lenses/Other	3,702	3,543	4.5	6.9	(2.4)
Surgical	1,370	1,306	4.9	5.8	(0.9)
Total MedTech Sales	$30,400	27,427	10.8%	12.4%	(1.6)%
*    Percentage greater than 100% or not meaningful
The Surgery franchise sales were $10.0 billion in 2023, representing an increase of 3.6% from 2022. The growth in Advanced Surgery was primarily driven by Biosurgery global procedure growth and strength of the portfolio as well as uptake of new products in Endocutters and Energy. The growth was partially offset by competitive pressures and volume-based procurement impacts in Endocutters and Energy. The growth in General Surgery was primarily driven by increased procedures coupled with technology penetration and benefits from the differentiated Wound Closure portfolio.
The Orthopaedics franchise sales were $8.9 billion in 2023, representing an increase of 4.1% from 2022. The growth in hips reflects global procedure growth and continued strength of the portfolio partially offset by volume-based procurement impacts and Russia sanctions. The growth in knees was primarily driven by procedures, benefits from recent product additions to the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. This was partially offset by stocking dynamics, primarily outside the U.S. The growth in Trauma was driven by global procedures and the adoption of recently launched products. This was partially offset by volume-based procurement impacts. The growth in Spine, Sports & Other was primarily driven by Digital Solutions, Shoulders, Sports and Craniomaxillofacial products partially offset by Russia sanctions and supply constraints, primarily outside the U.S.
The Interventional Solutions franchise achieved sales of $6.4 billion in 2023, representing an increase of 47.7% from 2022, which includes sales from Abiomed acquired on December 22, 2022. Electrophysiology grew by double digits due to global procedure growth, new product performance and commercial execution. This was partially offset by the impacts of volume-based procurement in China. Abiomed sales reflect the strength of all commercialized regions and continued adoption of Impella 5.5 and Impella RP.
The Vision franchise achieved sales of $5.1 billion in 2023, representing an increase of 4.6% from 2022. The Contact Lenses/Other growth was primarily driven by the continued strong performance in the ACUVUE OASYS 1-Day family including recent launches and commercial execution. This was partially offset by impacts of U.S. stocking dynamics, Russia sanctions, impacts from strategic portfolio decisions and supply challenges. The Surgical operational growth was primarily driven by cataract procedure growth, continued strength of recent innovations and reduction of prior year stocking outside the U.S. This was partially offset by softer Refractive and premium IOL markets and Russia sanctions.

Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income was $15.1 billion and $19.4 billion for the years 2023 and 2022, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 17.7% and 24.2%, in 2023 and 2022, respectively.
Earnings before provision for taxes
(Dollars in billions. Percentages in chart are as a percent to total sales)
Cost of products sold and selling, marketing and administrative expenses:
Cost of products sold
Selling, marketing & administrative
(Dollars in billions. Percentages in chart are as a percent to total sales)
Cost of products sold:
Cost of products sold increased as a percent to sales driven by:
•Commodity inflation, unfavorable product mix, restructuring related excess inventory costs and Abiomed amortization in the MedTech business partially offset by
•Favorable patient mix and lower one-time COVID-19 vaccine manufacturing related exit costs in 2023 in the Innovative Medicine business
The intangible asset amortization expense included in cost of products sold was $4.5 billion and $3.9 billion for the fiscal years 2023 and 2022, respectively.

2023 Annual Report	29

Selling, Marketing and Administrative expense:
Selling, Marketing and Administrative Expenses decreased slightly as a percent to sales driven by:
•Leveraging in Selling and Marketing expenses both the Innovative Medicine and MedTech businesses partially offset by
•An increase in administrative costs
Research and Development Expense:
Research and development expense by segment of business was as follows:

	2023		2022
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$11,963	21.8%	$11,642	22.1%
MedTech	3,122	10.3	2,493	9.1
Total research and development expense	$15,085	17.7%	$14,135	17.7%
Percent increase/(decrease) over the prior year	6.7%		(1.0%)
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
Research and Development was flat as a percent to sales primarily driven by:
•Higher milestone payments in the Innovative Medicine business
•Acquired in-process research & development asset from the Laminar acquisition in the MedTech business in the fiscal year 2023 offset by
•Portfolio prioritization in the Innovative Medicine business
In-Process Research and Development Impairments (IPR&D): In the fiscal year 2023, the Company recorded a charge of approximately $0.3 billion which included $0.2 billion related to market dynamics associated with a non-strategic asset (M710) acquired as part of the acquisition of Momenta Pharmaceuticals in 2020, In the fiscal year 2022, the Company recorded an intangible asset impairment charge of approximately $0.8 billion related to an in-process research and development asset, bermekimab (JnJ-77474462), an investigational drug for the treatment of Atopic Dermatitis (AD) and Hidradenitis Suppurativa (HS). Additional information regarding efficacy of the AD indication and HS indication became available which led the Company to the decision to terminate the development of bermekimab for both AD and HS. The Company acquired all rights to bermekimab from XBiotech, Inc. in the fiscal year 2020.
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

Other (income) expense, net for the fiscal year 2023 was unfavorable by $5.8 billion as compared to the prior year primarily due to the following:

(Dollars in Billions)(Income)/Expense	2023	2022	Change
Litigation related(1)	$6.9	0.9	6.0
Changes in the fair value of securities(2)	0.6	0.7	(0.1)
COVID-19 vaccine manufacturing exit related costs	0.4	0.7	(0.3)
Acquisition, Integration and Divestiture related(3)	0.3	0.2	0.1
Employee benefit plan related	(1.4)	(1.2)	(0.2)
Other	(0.2)	(0.5)	0.3
Total Other (Income) Expense, Net	$6.6	0.8	5.8
(1)2023 was primarily related to the approximately $7.0 billion charge for talc (See Note 19 to the Consolidated Financial Statements for more details) and favorable intellectual property related litigation settlements of approximately $0.3 billion. 2022 was primarily related to pelvic mesh.
(2)The fiscal 2023 includes $0.4 billion related to the unfavorable change in the fair value of the remaining stake in Kenvue and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.
(3)2023 primarily related to the impairment of Ponvory and one-time integration costs related to the acquisition of Abiomed. 2022 was primarily costs related to the acquisition of Abiomed.
Interest (Income) Expense: Interest income in the fiscal year 2023 was $1.3 billion as compared to interest income of $0.5 billion in the fiscal year 2022 primarily due to higher rates of interest earned on cash balances. Interest expense in the fiscal year 2023 was $0.8 billion as compared to interest expense of $0.3 billion in the fiscal year 2022 primarily due to higher interest rates on debt balances. Cash, cash equivalents and marketable securities totaled $22.9 billion at the end of 2023, and averaged $22.6 billion as compared to the cash, cash equivalents and marketable securities total of $22.3 billion and $26.9 billion average balance in 2022. The total debt balance at the end of 2023 was $29.3 billion with an average debt balance of $34.5 billion as compared to $39.6 billion at the end of 2022 and an average debt balance of $36.7 billion. The lower average cash, cash equivalents and marketable securities was primarily due to the acquisition of Abiomed in late December of 2022. The lower average debt balance was primarily due to the repayment of commercial paper.
Income before tax by segment
Income (loss) before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2023	2022	2023	2022	2023	2022
Innovative Medicine	$18,246	15,647	54,759	52,563	33.3%	29.8
MedTech	4,669	4,447	30,400	27,427	15.4	16.2
Segment earnings before tax(1)	22,915	20,094	85,159	79,990	26.9	25.1
Less: Expenses not allocated to segments(2)	7,853	735
Worldwide income before tax	$15,062	19,359	85,159	79,990	17.7%	24.2
(1)See Note 17 to the Consolidated Financial Statements for more details.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. Fiscal 2023 includes an approximately $7.0 billion charge related to talc matters and the approximately $0.4 billion unfavorable change in the fair value of the retained stake in Kenvue.

2023 Annual Report	31

Innovative Medicine segment:
In 2023, the Innovative Medicine segment income before tax as a percent to sales was 33.3% versus 29.8% in 2022. The increase in the income before tax as a percent of sales was primarily driven by the following:
•Lower one-time COVID-19 Vaccine related exit costs of $0.7 billion in 2023 versus $1.5 billion in 2022
•Lower In-process research & development impairments of $0.2 billion in 2023 versus $0.8 billion in 2022
•Unfavorable changes in the fair value of securities in 2023 of $0.4 billion as compared to $0.7 billion in 2022
•Lower litigation related expense of $0.2 billion
•Leveraging in selling and marketing expenses
•R&D Portfolio prioritization
partially offset by
•Restructuring charges of $0.5 billion in 2023 versus $0.1 billion in 2022
•Impairment of Ponvory in 2023
•Higher milestone payments in 2023
MedTech segment:
In 2023, the MedTech segment income before tax as a percent to sales was 15.4% versus 16.2% in 2022. The decrease in the income before tax as a percent to sales was primarily driven by the following:
•Higher amortization expense of $0.5 billion in 2023 related to Abiomed
•Expense of $0.4 billion for an acquired in process research and development asset from the Laminar acquisition in 2023
•Commodity inflation in 2023
partially offset by
•Income from litigation settlements of $0.1 billion in 2023 versus expense of $0.6 billion in 2022
•Lower integration/acquisition costs related to Abiomed of $0.2 billion in 2023 versus $0.3 billion in 2022
•Leveraging in selling and marketing expenses in 2023
Restructuring: In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. The pre-tax restructuring charge of approximately $0.5 billion in the fiscal year 2023, of which $449 million was recorded in Restructuring and $30 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, included the termination of partnered and non-partnered program costs and asset impairments.
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within the MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.3 billion in the fiscal year 2023, of which $40 million was recorded in Restructuring and $279 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included inventory and instrument charges related to market and product exits.
In 2022, the Company recorded a pre-tax charge of $0.4 billion related to a restructuring program of its Global Supply Chain. The Global Supply Chain program was announced in the second quarter of 2018 and was completed in the fiscal fourth quarter of 2022.
See Note 20 to the Consolidated Financial Statements for additional details related to the restructuring programs.

Provision for Taxes on Income: The worldwide effective income tax rate from continuing operations was 11.5% in 2023 and 15.4% in 2022.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. As of December 31, 2023, several EU and non-EU countries have enacted Pillar 2 legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. The Company is estimating that as result of this legislation the 2024 effective tax rate will increase by approximately 1.5% or 150 basis points compared to fiscal 2023. Further legislation, guidance and regulations that may be issued in fiscal 2024, as well as other business events, may impact this estimate.
For discussion related to the fiscal 2023 provision for taxes refer to Note 8 to the Consolidated Financial Statements.
Liquidity and capital resources
Liquidity & cash flows
Cash and cash equivalents were $21.9 billion at the end of 2023 as compared to $14.1 billion at the end of 2022.
The primary sources and uses of cash that contributed to the $7.8 billion increase were:

(Dollars in billions)
$14.1	Q4 2022 Cash and cash equivalents balance
22.8	cash generated from operating activities
0.9	net cash from investing activities
(15.8)	net cash used by financing activities
(0.1)	effect of exchange rate and rounding
$21.9	Q4 2023 Cash and cash equivalents balance
In addition, the Company had $1.1 billion in marketable securities at the end of fiscal year 2023 and $9.4 billion at the end of fiscal year 2022. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.
Cash flow from operations of $22.8 billion was the result of:

(Dollars In billions)
$35.2	Net Earnings
(14.9)	gain on the Kenvue separation, net gain on sale of assets/businesses and the deferred tax provision partially offset by non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs and charge for purchase of in process research and development assets
5.6	an increase in current and non-current liabilities
(3.5)	an increase in other current and non-current assets
2.3	an increase in accounts payable and accrued liabilities
(1.9)	an increase in accounts receivable and inventories
$22.8	Cash flow from operations

2023 Annual Report	33

Cash flow from investing activities of $0.9 billion was primarily due to:

(Dollars in billions)
$(4.5)	additions to property, plant and equipment
0.4	proceeds from the disposal of assets/businesses, net
(0.5)	purchases of in-process research and development assets
8.5	net sales of investments
(3.0)	credit support agreements activity, net
$0.9	Net cash from investing activities
Cash flow used for financing activities of $15.8 billion was primarily due to:

(Dollars in billions)
$(11.8)	dividends to shareholders
(5.1)	repurchase of common stock
(10.8)	net repayment from short and long term debt
1.1	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.2)	Credit support agreements activity, net
8.0	Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation
4.2	proceeds from Kenvue initial public offering
(1.1)	Cash transferred to Kenvue at separation
(0.1)	other and rounding
$(15.8)	Net cash used for financing activities
As of December 31, 2023, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of December 31, 2023, the net debt position was $6.4 billion as compared to the prior year of $17.4 billion. The debt balance at the end of 2023 was $29.3 billion as compared to $39.6 billion in 2022. Considering recent market conditions, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.1 billion and the establishment of the approximately $9 billion reserve for talc matters (See Note 19 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the Kenvue Common Stock), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet.
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owns 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023 and $3.9 billion as of December 31, 2023.
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
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company’s Common Stock. In the fiscal year 2022, approximately $2.5 billion was repurchased under the program. In the fiscal year 2023, $2.5 billion has been repurchased and the repurchase program was completed.
The following table summarizes the Company’s material contractual obligations and their aggregate maturities as of December 31, 2023: To satisfy these obligations, the Company intends to use cash from operations.

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Total
2024	$2,029	1,469	843	4,341
2025	2,536	1,700	789	5,025
2026	—	1,997	744	2,741
2027	—	2,320	736	3,056
2028	—	2,325	691	3,016
After 2028	—	17,539	8,706	26,245
Total	$4,565	27,350	12,509	44,424
For tax matters, see Note 8 to the Consolidated Financial Statements.

2023 Annual Report	35

Financing and market risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the December 31, 2023 market rates would increase the unrealized value of the Company’s forward contracts by $0.1 billion. Conversely, a 10% depreciation of the U.S. Dollar from the December 31, 2023 market rates would decrease the unrealized value of the Company’s forward contracts by $0.1 billion. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $1.6 billion. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by less than $0.8 billion.
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
Total borrowings at the end of 2023 and 2022 were $29.3 billion and $39.6 billion, respectively. The decrease in the debt balance was due to the repayment of commercial paper. In 2023, net debt (cash and current marketable securities, net of debt) was $6.4 billion compared to net debt of $17.4 billion in 2022. Total debt represented 30.0% of total capital (shareholders’ equity and total debt) in 2023 and 34.0% of total capital in 2022. Shareholders’ equity per share at the end of 2023 was $28.57 compared to $29.39 at year-end 2022.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.
Dividends
The Company increased its dividend in 2023 for the 61st consecutive year. Cash dividends paid were $4.70 per share in 2023 and $4.45 per share in 2022.
On January 2, 2024, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on March 5, 2024 to shareholders of record as of February 20, 2024.

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
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segments are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been less than 1.0% of annual net trade sales during the fiscal years 2023, 2022 and 2021.
Promotional programs, such as product listing allowances are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in fiscal year 2023 and less than 3.0% of the total revenues in fiscal year 2022 and 2021 are included in sales to customers.
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

2023 Annual Report	37

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended December 31, 2023 and January 1, 2023.
Innovative Medicine segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits(2)	Balance at End of Period
2023
Accrued rebates (1)	$12,289	47,523	(45,151)	14,661
Accrued returns	649	332	(347)	634
Accrued promotions	1	12	(7)	6
Subtotal	$12,939	47,867	(45,505)	15,301
Reserve for doubtful accounts	44	0	(11)	33
Reserve for cash discounts	110	1,386	(1,385)	111
Total	$13,093	49,253	(46,901)	15,445

2022
Accrued rebates (1)	$10,331	43,026	(41,068)	12,289
Accrued returns	520	444	(315)	649
Accrued promotions	3	5	(7)	1
Subtotal	$10,854	43,475	(41,390)	12,939
Reserve for doubtful accounts	50	0	(6)	44
Reserve for cash discounts	94	1,281	(1,265)	110
Total	$10,998	44,756	(42,661)	13,093
(1)Includes reserve for customer rebates of $165 million at December 31, 2023 and $203 million at January 1, 2023, recorded as a contra asset.
(2)Includes prior period adjustments

MedTech segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits	Balance at End of Period
2023
Accrued rebates(1)	$1,470	6,241	(6,256)	1,455
Accrued returns	134	555	(564)	125
Accrued promotions	43	74	(92)	25
Subtotal	$1,647	6,870	(6,912)	1,605
Reserve for doubtful accounts	125	33	(25)	133
Reserve for cash discounts	9	96	(100)	5
Total	$1,781	6,999	(7,037)	1,743

2022
Accrued rebates(1)	$1,446	6,131	(6,107)	1,470
Accrued returns	134	531	(531)	134
Accrued promotions	54	102	(113)	43
Subtotal	$1,634	6,764	(6,751)	1,647
Reserve for doubtful accounts	148	6	(29)	125
Reserve for cash discounts	10	99	(100)	9
Total	$1,792	6,869	(6,880)	1,781
(1)Includes reserve for customer rebates of $740 million at December 31, 2023 and $802 million at January 1, 2023, recorded as a contra asset.
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

2023 Annual Report	39

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
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2023.

Economic and market factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of healthcare. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2013 - 2023, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for healthcare products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. The Company has accounted for operations in Argentina, Venezuela and Turkey (beginning in the fiscal second quarter of 2022) as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. This did not have a material impact to the Company's results in the period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
In December 2023, the Argentine government devalued the peso by approximately 50%. During 2023, the Company recorded a charge of approximately $130 million related to operations in Argentina due to the application of highly inflationary accounting. As of December 31, 2023, the Company’s Argentine subsidiaries represented less than 1.0% of the Company's consolidated assets, liabilities, revenues and profits from continuing operations; therefore, the effect of a change in the exchange rate is not expected to have a material adverse effect on the Company's 2024 full-year results.
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
Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal year 2023, including accounts receivable or inventory reserves, was not material. As of and for each of the fiscal years ending December 31, 2023 and January 1, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented 1% of revenues. The Company does not maintain Ukraine subsidiaries subsequent to the Kenvue separation.
In early March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of Israel's conflict are difficult to predict at this time, the financial impact of the conflict in the fiscal year 2023, including accounts receivable or inventory reserves, was not material. As of and for the fiscal year ending December 31, 2023, the business of the Company’s Israel subsidiaries represented 1% of the Company’s consolidated assets and represented less than 1% of revenues.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2023 would have increased or decreased the translation of foreign sales by approximately $0.4 billion and net income by approximately $0.2 billion.
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
Changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing healthcare insurance coverage may continue to impact the Company’s businesses.

2023 Annual Report	41

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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Common stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 9, 2024, there were 118,772 record holders of Common Stock of the Company.
Item 7A. Quantitative and qualitative disclosures about market risk
The information called for by this item is incorporated herein by reference to Item 7. Management’s discussion and analysis of results of operations and financial condition - Liquidity and capital resources - Financing and market risk of this Report; and Note 1 Summary of significant accounting policies - Financial instruments of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 8. Financial statements and supplementary data

2023 Annual Report	43

Johnson & Johnson and subsidiaries consolidated balance sheets
At December 31, 2023 and January 1, 2023
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2023	2022
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$21,859	12,889
Marketable securities (Notes 1 and 2)	1,068	9,392
Accounts receivable trade, less allowances $166 (2022, $169)	14,873	14,039
Inventories (Notes 1 and 3)	11,181	10,268
Prepaid expenses and other receivables	4,514	2,876
Current assets of discontinued operations (Note 21)	—	5,830
Total current assets	53,495	55,294
Property, plant and equipment, net (Notes 1 and 4)	19,898	17,982
Intangible assets, net (Notes 1 and 5)	34,175	38,489
Goodwill (Notes 1 and 5)	36,558	36,047
Deferred taxes on income (Note 8)	9,279	8,947
Other assets	14,153	9,212
Noncurrent assets of discontinued operations (Note 21)	—	21,407
Total assets	$167,558	187,378
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$3,451	12,756
Accounts payable	9,632	9,889
Accrued liabilities	10,212	10,719
Accrued rebates, returns and promotions	16,001	13,579
Accrued compensation and employee related obligations	3,993	3,049
Accrued taxes on income (Note 8)	2,993	2,220
Current liabilities of discontinued operations (Note 21)	—	3,590
Total current liabilities	46,282	55,802
Long-term debt (Note 7)	25,881	26,886
Deferred taxes on income (Note 8)	3,193	3,991
Employee related obligations (Notes 9 and 10)	7,149	6,542
Long-term taxes payable (Note 1)	2,881	4,306
Other liabilities	13,398	10,146
Noncurrent liabilities of discontinued operations (Note 21)	—	2,901
Total liabilities	98,784	110,574
Commitments and Contingencies (Note 19)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(12,527)	(12,967)
Retained earnings and Additional-paid-in-capital	153,843	128,345
Less: common stock held in treasury, at cost (Note 12) (712,765,000 shares and 506,246,000 shares)	75,662	41,694
Total shareholders’ equity	68,774	76,804
Total liabilities and shareholders’ equity	$167,558	187,378
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2023	2022	2021
Sales to customers	$85,159	79,990	78,740
Cost of products sold	26,553	24,596	23,402
Gross profit	58,606	55,394	55,338
Selling, marketing and administrative expenses	21,512	20,246	20,118
Research and development expense	15,085	14,135	14,277
In-process research and development impairments	313	783	900
Interest income	(1,261)	(490)	(53)
Interest expense, net of portion capitalized (Note 4)	772	276	183
Other (income) expense, net	6,634	810	526
Restructuring (Note 20)	489	275	209
Earnings before provision for taxes on income	15,062	19,359	19,178
Provision for taxes on income (Note 8)	1,736	2,989	1,377
Net earnings from continuing operations	13,326	16,370	17,801
Net earnings from discontinued operations, net of tax (Note 21)	21,827	1,571	3,077
Net earnings	$35,153	17,941	20,878

Net earnings per share (Notes 1 and 15)

Continuing operations - basic	$5.26	6.23	6.76
Discontinued operations - basic	$8.62	0.60	1.17
Total net earnings per share - basic	$13.88	6.83	7.93

Continuing operations - diluted	$5.20	6.14	6.66
Discontinued operations - diluted	$8.52	0.59	1.15
Total net earnings per share - diluted	$13.72	6.73	7.81

Average shares outstanding (Notes 1 and 15)
Basic	2,533.5	2,625.2	2,632.1
Diluted	2,560.4	2,663.9	2,674.0
See Notes to Consolidated Financial Statements

2023 Annual Report	45

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Dollars in Millions) (Note 1)

	2023	2022	2021
Net earnings	$35,153	17,941	20,878

Other comprehensive income (loss), net of tax
Foreign currency translation	(3,221)	(1,796)	(1,079)

Securities:
Unrealized holding gain (loss) arising during period	26	(24)	(4)
Reclassifications to earnings	—	—	—
Net change	26	(24)	(4)

Employee benefit plans:
Prior service credit (cost), net of amortization	(149)	(160)	(169)
Gain (loss), net of amortization	(1,183)	1,854	4,318
Consumer settlement/ curtailment	23	—	—
Effect of exchange rates	(90)	111	106
Net change	(1,399)	1,805	4,255

Derivatives & hedges:
Unrealized gain (loss) arising during period	422	454	(199)
Reclassifications to earnings	(569)	(348)	(789)
Net change	(147)	106	(988)

Other comprehensive income (loss)	(4,741)	91	2,184

Comprehensive income	$30,412	18,032	23,062
The tax effects in other comprehensive income for the fiscal years 2023, 2022 and 2021 respectively: Foreign Currency Translation; $797 million, $460 million and $346 million; Employee Benefit Plans: $289 million, $461 million and $1,198 million, Derivatives & Hedges: $39 million, $30 million and $263 million.
See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations

Johnson & Johnson and subsidiaries consolidated statements of equity
(Dollars in Millions) (Note 1)

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 3, 2021	$63,278	113,890	(15,242)	3,120	(38,490)
Net earnings	20,878	20,878
Cash dividends paid ($4.19 per share)	(11,032)	(11,032)
Employee compensation and stock option plans	2,171	(676)			2,847
Repurchase of common stock	(3,456)				(3,456)
Other comprehensive income (loss), net of tax	2,184		2,184
Balance, January 2, 2022	74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	17,941	17,941
Cash dividends paid ($4.45 per share)	(11,682)	(11,682)
Employee compensation and stock option plans	2,466	(974)			3,440
Repurchase of common stock	(6,035)				(6,035)
Other comprehensive income (loss), net of tax	91		91
Balance, January 1, 2023	76,804	128,345	(12,967)	3,120	(41,694)
Net earnings	35,153	35,153
Cash dividends paid ($4.70 per share)	(11,770)	(11,770)
Employee compensation and stock option plans	2,193	(336)			2,529
Repurchase of common stock	(5,054)				(5,054)
Other	(25)				(25)
Kenvue Separation /IPO (Note 21)	(23,786)	2,451	5,181		(31,418)
Other comprehensive income (loss), net of tax	(4,741)		(4,741)
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
See Notes to Consolidated Financial Statements

2023 Annual Report	47

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Dollars in Millions) (Note 1)

	2023	2022	2021
Cash flows from operating activities
Net earnings	$35,153	17,941	20,878
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	7,486	6,970	7,390
Stock based compensation	1,162	1,138	1,135
Asset write-downs	1,295	1,216	989
Charge for purchase of in-process research and development assets	483	—	—
Gain on Kenvue separation	(20,984)	—	—
Net gain on sale of assets/businesses	(117)	(380)	(617)
Deferred tax provision	(4,194)	(1,663)	(2,079)
Credit losses and accounts receivable allowances	—	(17)	(48)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(624)	(1,290)	(2,402)
Increase in inventories	(1,323)	(2,527)	(1,248)
Increase in accounts payable and accrued liabilities	2,346	1,098	2,437
(Increase)/Decrease in other current and non-current assets	(3,480)	687	(1,964)
Increase/(Decrease) in other current and non-current liabilities	5,588	(1,979)	(1,061)
Net cash flows from operating activities	22,791	21,194	23,410
Cash flows from investing activities
Additions to property, plant and equipment	(4,543)	(4,009)	(3,652)
Proceeds from the disposal of assets/businesses, net	358	543	711
Acquisitions, net of cash acquired (Note 18)	—	(17,652)	(60)
Purchases of in-process research and development assets (Note 18)	(470)	—	—
Purchases of investments	(10,906)	(32,384)	(30,394)
Sales of investments	19,390	41,609	25,006
Credit support agreements activity, net	(2,963)	(249)	214
Other (including capitalized licenses and milestones)	12	(229)	(508)
Net cash from/(used) by investing activities	878	(12,371)	(8,683)
Cash flows from financing activities
Dividends to shareholders	(11,770)	(11,682)	(11,032)
Repurchase of common stock	(5,054)	(6,035)	(3,456)
Proceeds from short-term debt	13,743	16,134	1,997
Repayment of short-term debt	(22,973)	(6,550)	(1,190)
Proceeds from long-term debt, net of issuance costs	—	2	5
Repayment of long-term debt	(1,551)	(2,134)	(1,802)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	1,094	1,329	1,036
Credit support agreements activity, net	(219)	(28)	281

48

	2023	2022	2021
Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation	8,047	—	—
Proceeds from Kenvue initial public offering	4,241	—	—
Cash transferred to Kenvue at separation	(1,114)	—	—
Other	(269)	93	114
Net cash used by financing activities	(15,825)	(8,871)	(14,047)
Effect of exchange rate changes on cash and cash equivalents	(112)	(312)	(178)
Increase/(Decrease) in cash and cash equivalents	7,732	(360)	502
Cash and cash equivalents from continuing operations, beginning of period	12,889	13,309	12,697
Cash and cash equivalents from discontinued operations, beginning of period	1,238	1,178	1,288
Cash and cash equivalents, beginning of year (Note 1)	14,127	14,487	13,985

Cash and cash equivalents from continuing operations, end of period	21,859	12,889	13,309
Cash and cash equivalents from discontinued operations, end of period	—	1,238	1,178
Cash and cash equivalents, end of year (Note 1)	$21,859	14,127	14,487

Supplemental cash flow data
Cash paid during the year for:
Interest	$1,836	982	990
Interest, net of amount capitalized	1,766	933	941
Income taxes, inclusive of discontinued operations	8,574	5,223	4,768

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$1,435	2,114	1,811

Acquisitions
Fair value of assets acquired	$—	18,710	61
Fair value of liabilities assumed	—	(1,058)	(1)
Net cash paid for acquisitions (Note 18)	$—	17,652	60
See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

2023 Annual Report	49

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
Description of the company and business segments
The Company has approximately 131,900 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
Kenvue IPO/separation and discontinued operations
On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet in the fiscal second quarter of 2023.
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of the shares of Kenvue through an exchange offer. Following the exchange offer, the Company owns 9.5% of the shares of Kenvue which are accounted for as an equity investment carried at fair value within continuing operations. The historical results of the Consumer Health business (which previously represented the Consumer Health business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the exchange offer (see Note 21 for additional details). Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to Johnson & Johnson’s continuing operations.
Business segments
Following the completion of the exchange offer, the Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas, including Immunology, Infectious diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic diseases. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Interventional Solutions and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
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

As of both December 31, 2023, and January 1, 2023, $0.7 billion were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.
Recently issued accounting standards
Not adopted as of December 31, 2023
ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2023-09: Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal periods beginning after December 15, 2024. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
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
Investments
Investments classified as held to maturity investments are reported at amortized cost and realized gains or losses are reported in earnings. Investments classified as available-for-sale debt securities are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Available-for-sale securities available for current operations are classified as current assets; otherwise, they are classified as long term. Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its investments for impairment and adjusts these investments to fair value through earnings, as required.
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

2023 Annual Report	51

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
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $11.5 billion and $9.6 billion as of December 31, 2023 and January 1, 2023, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. The sales returns reserve is based on historical return trends by product and by market as a percent to gross sales. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segments are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been less than 1.0% of annual net trade sales during each of the fiscal years 2023, 2022 and 2021.
Promotional programs, such as product listing allowances are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in fiscal year 2023 and less than 3.0% of the total revenues in the fiscal years 2022 and 2021 and are included in sales to customers.
See Note 17 to the Consolidated Financial Statements for further disaggregation of revenue.
Shipping and handling
Shipping and handling costs incurred were $0.9 billion, $0.8 billion and $0.8 billion in fiscal years 2023, 2022 and 2021, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 1.0% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.
Intangible assets and goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2023 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. Purchased in-process research and development is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset. If warranted the purchased in-process research and development could be written off or partially impaired depending on the underlying program.
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
The Company primarily has operating lease for space, vehicles, manufacturing equipment and data processing equipment. The ROU asset pertaining to leases from continuing operation was $1.0 billion in both fiscal years 2023 and 2022. The lease liability from continuing operations was $1.1 billion in both fiscal years 2023 and 2022. The operating lease costs from continuing operations were $0.2 billion in fiscal years 2023, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities from continuing operations were $0.2 billion in fiscal years 2023, 2022 and 2021.
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

2023 Annual Report	53

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
Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $0.5 billion, $0.7 billion and $1.2 billion in fiscal years 2023, 2022 and 2021, respectively.
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
In 2017, the United States enacted into law new U.S. tax legislation, the U.S. Tax Cuts and Jobs Act (TCJA). This law included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. The TCJA included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest. These payments began in 2018 and will continue through 2025. The remaining balance at the end of the 2023 was approximately $4.5 billion, of which $2.5 billion is classified as noncurrent and reflected as “Long-term taxes payable” on the Company’s balance sheet.
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

2023 Annual Report	55

2. Cash, cash equivalents and current marketable securities
At the end of the fiscal year 2023 and 2022, cash, cash equivalents and current marketable securities comprised:

(Dollars in Millions)	2023
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,340	—	3,340	3,340	—
Non-U.S. Sovereign Securities(1)	522	—	522	174	348
U.S. Reverse repurchase agreements	4,377	—	4,377	4,377	—
Corporate debt securities(1)	338	—	338	189	149
Money market funds	4,814	—	4,814	4,814	—
Time deposits(1)	662	—	662	662	—
Subtotal	$14,053	—	14,053	13,556	497

U.S. Gov't Securities	$8,562	—	8,562	8,259	303
U.S. Gov't Agencies	71	(1)	70	—	70
Other Sovereign Securities	5	—	5	1	4
Corporate and other debt securities	237	—	237	43	194
Subtotal available for sale(2)	$8,875	(1)	8,874	8,303	571

Total cash, cash equivalents and current marketable securities				$21,859	1,068

(Dollars in Millions)	2022
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,691	—	3,691	3,691	—
U.S. Reverse repurchase agreements	1,419	—	1,419	1,419	—
Corporate debt securities(1)	873	(1)	872	—	873
Money market funds	5,368	—	5,368	5,368	—
Time deposits(1)	443	—	443	443	—
Subtotal	11,794	(1)	11,793	10,921	873

U.S. Gov't Securities	$9,959	(28)	9,931	1,922	8,009
U.S. Gov't Agencies	210	(5)	205	—	205
Corporate and other debt securities	352	(1)	351	46	305
Subtotal available for sale(2)	$10,521	(34)	10,487	1,968	8,519

Total cash, cash equivalents and current marketable securities				$12,889	9,392
(1)Held to maturity investments are reported at amortized cost and realized gains or losses are reported in earnings.
(2)Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.
Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of the available for sale debt securities at December 31, 2023 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$8,865	8,864
Due after one year through five years	10	10
Due after five years through ten years	—	—
Total debt securities	$8,875	8,874
The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.
3. Inventories
At the end of fiscal years 2023 and 2022, inventories comprised:

(Dollars in Millions)	2023	2022
Raw materials and supplies	$2,355	1,719
Goods in process	1,952	1,577
Finished goods	6,874	6,972
Total inventories	$11,181	10,268
4. Property, plant and equipment
At the end of fiscal years 2023 and 2022, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2023	2022
Land and land improvements	$795	784
Buildings and building equipment	12,375	11,470
Machinery and equipment	28,979	26,603
Construction in progress	5,627	4,677
Total property, plant and equipment, gross	$47,776	43,534
Less accumulated depreciation	27,878	25,552
Total property, plant and equipment, net	$19,898	17,982
The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in fiscal years 2023, 2022 and 2021 was $70 million, $49 million and $49 million, respectively.
Depreciation expense, including the amortization of capitalized interest in fiscal years 2023, 2022 and 2021 was $2.6 billion, $2.4 billion and $2.4 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

2023 Annual Report	57

5. Intangible assets and goodwill
At the end of fiscal years 2023 and 2022, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2023	2022
Intangible assets with definite lives:
Patents and trademarks — gross	$40,417	39,388
Less accumulated amortization	(24,808)	(20,616)
Patents and trademarks — net	$15,609	18,772
Customer relationships and other intangibles — gross	$20,322	19,764
Less accumulated amortization	(12,685)	(11,363)
Customer relationships and other intangibles — net(1)	$7,637	8,401
Intangible assets with indefinite lives:
Trademarks	$1,714	1,630
Purchased in-process research and development	9,215	9,686
Total intangible assets with indefinite lives	$10,929	11,316
Total intangible assets — net	$34,175	38,489
(1)The majority is comprised of customer relationships
Goodwill as of December 31, 2023 and January 1, 2023, as allocated by segment of business, was as follows:

(Dollars in Millions)	Innovative Medicine	MedTech		Total
Goodwill at January 2, 2022	$10,580	14,856		25,436
Goodwill, related to acquisitions	—	11,056		11,056
Goodwill, related to divestitures	—	—		—
Currency translation/other	(396)	(49)		(445)
Goodwill at January 1, 2023	10,184	25,863		36,047
Goodwill, related to acquisitions	—	—		—
Goodwill, related to divestitures	—	—		—
Currency translation/other	223	288	*	511
Goodwill at December 31, 2023	$10,407	26,151		36,558
*Includes purchase price allocation adjustments for Abiomed
The weighted average amortization period for patents and trademarks is approximately 11 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable assets included in Cost of products sold was $4.5 billion, $3.9 billion and $4.2 billion before tax, for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. Intangible asset write-downs are included in Other (income) expense, net.
The estimated amortization expense related to intangible assets for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2024	2025	2026	2027	2028
$4,300	3,500	2,900	2,300	1,600
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of December 31, 2023 and January 1, 2023, the total amount of cash collateral paid by the Company under the CSA amounted to $4.0 billion and $0.8 billion net respectively, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of December 31, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.7 billion and $10.0 billion, respectively. As of January 1, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $41.5 billion, $36.2 billion and $10.0 billion, respectively.
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
As of December 31, 2023, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $377 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

2023 Annual Report	59

The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended December 31, 2023 and January 1, 2023, net of tax:

	December 31, 2023					January 1, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(930)	—	—	—	—	(1,098)	—
Derivatives designated as hedging instruments	—	—	—	930	—	—	—	—	1,098	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	$—	—	—	130	—	—	—	—	140	—
Amount of gain or (loss) recognized in AOCI	—	—	—	130	—	—	—	—	140	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	7	186	(37)	—	8	(72)	(271)	149	—	(23)

Amount of gain or (loss) recognized in AOCI	10	447	(18)	—	9	5	319	61	—	(113)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	275	—	—	—	—	425	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(156)	—	—	—	—	42	—
As of December 31, 2023 and January 1, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Long-term Debt	$8,862	$8,665	$(1,216)	$(1,435)

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended December 31, 2023 and January 1, 2023:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		December 31, 2023	January 1, 2023
Foreign Exchange Contracts	Other (income) expense	$(60)	94
The following table is the effect of net investment hedges for the fiscal years ended December 31, 2023 and January 1, 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	December 31, 2023	January 1, 2023		December 31, 2023	January 1, 2023
Debt	$(131)	197	Interest (income) expense	—	—
Cross Currency interest rate swaps	$642	766	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments for the fiscal years ended December 31, 2023 and January 1, 2023:

	January 1, 2023			December 31, 2023
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value *	$576	(368)	4,265	4,473	4,473

Equity Investments without readily determinable value	$613	1	82	696	696

2023 Annual Report	61

	January 2, 2022			January 1, 2023
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/Other(2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$1,884	(538)	(770)	576	576

Equity Investments without readily determinable value	$413	93	107	613	613
(1)Recorded in Other Income/Expense
(2)Other includes impact of currency
* Includes the 9.5% remaining stake in Kenvue and the $0.4 billion unfavorable change in fair value of the investment between separation date and the end of the fiscal year.
For the fiscal years ended December 31, 2023 and January 1, 2023 for equity investments without readily determinable market values, $1 million and $51 million, respectively, of the changes in fair value reflected in net income were the result of impairments. There were offsetting impacts of $27 million and $142 million, respectively, of changes in the fair value reflected in net income due to changes in observable prices and gains on the disposal of investments.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended December 31, 2023 and January 1, 2023 were as follows:

	2023				2022
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	539	—	539	629
Interest rate contracts (2)	—	988	—	988	1,534
Total	$—	1,527	—	1,527	2,163
Liabilities:
Forward foreign exchange contracts	—	624	—	624	511
Interest rate contracts (2)	—	5,338	—	5,338	2,778
Total	$—	5,962	—	5,962	3,289
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	64	—	64	38
Liabilities:
Forward foreign exchange contracts	—	75	—	75	68
Available For Sale Other Investments:
Equity investments(3)	4,473	—	—	4,473	576
Debt securities(4)	—	8,874	—	8,874	10,487
Other Liabilities
Contingent Consideration(5)	$		1,092	1,092	1,120

Gross to Net Derivative Reconciliation	2023	2022
(Dollars in Millions)
Total Gross Assets	$1,591	2,201
Credit Support Agreements (CSA)	(1,575)	(2,176)
Total Net Asset	16	25

Total Gross Liabilities	6,037	3,357
Credit Support Agreements (CSA)	(5,604)	(3,023)
Total Net Liabilities	$433	334

2023 Annual Report	63

Summarized information about changes in liabilities for contingent consideration is as follows:

	2023	2022	2021
(Dollars in Millions)
Beginning Balance	$1,120	533	633
Changes in estimated fair value	29	(194)	(52)
Additions (6)	—	792	—
Payments/Other	(57)	(11)	(48)
Ending Balance (5)	$1,092	1,120	533

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
(5)Includes $1,092 million, $1,116 million and $520 million, classified as non-current other liabilities as of December 31, 2023, January 1, 2023 and January 2, 2022, respectively. Includes $4 million and $13 million classified as current liabilities as of January 1, 2023 and January 2, 2022, respectively.
(6)In fiscal year 2022, the Company recorded $704 million of contingent consideration related to Abiomed.
See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

7. Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2023		Effective Rate %		2022		Effective Rate %
6.73% Debentures due 2023	$—		—%		$250		6.73%
3.375% Notes due 2023	—		—		801		3.17
2.05% Notes due 2023	—		—		500		2.09
0.650% Notes due 2024 (750MM Euro 1.1090)(2)/(750MM Euro 1.0651)(3)	831	(2)	0.68		792	(3)	0.68
5.50% Notes due 2024 (500MM 1.2756 GBP )(2)/(500MM GBP 1.2037)(3)	637	(2)	6.75		600	(3)	6.75
2.625% Notes due 2025	750		2.63		749		2.63
0.55% Notes due 2025	950		0.57		918		0.57
2.46% Notes due 2026	1,997		2.47		1,996		2.47
2.95% Notes due 2027	900		2.96		877		2.96
0.95% Notes due 2027	1,419		0.96		1,394		0.96
1.150% Notes due 2028 (750MM Euro 1.1090)(2)/(750MM Euro 1.0651)(3)	828	(2)	1.21		794	(3)	1.21
2.90% Notes due 2028	1,497		2.91		1,496		2.91
6.95% Notes due 2029	298		7.14		298		7.14
1.30% Notes due 2030	1,630		1.30		1,607		1.30
4.95% Debentures due 2033	499		4.95		498		4.95
4.375% Notes due 2033	854		4.24		854		4.24
1.650% Notes due 2035 (1.5B Euro 1.1090)(2)/(1.5B Euro 1.0651)(3)	1,652	(2)	1.68		1,591	(3)	1.68
3.587% Notes due 2036	864		3.59		842		3.59
5.95% Notes due 2037	994		5.99		993		5.99
3.625% Notes due 2037	1,357		3.64		1,336		3.64
5.85% Debentures due 2038	697		5.85		697		5.85
3.400% Notes due 2038	993		3.42		992		3.42
4.50% Debentures due 2040	541		4.63		540		4.63
2.10% Notes due 2040	849		2.14		828		2.14
4.85% Notes due 2041	297		4.89		297		4.89
4.50% Notes due 2043	496		4.52		496		4.52
3.73% Notes due 2046	1,977		3.74		1,976		3.74
3.75% Notes due 2047	832		3.76		812		3.76
3.500% Notes due 2048	743		3.52		743		3.52
2.250% Notes due 2050	826		2.29		808		2.29
2.450% Notes due 2060	1,073		2.49		1,055		2.49
Other	69		—		7		—
Subtotal	27,350	(4)	2.98%	(1)	28,437	(4)	3.04%	(1)
Less current portion	1,469				1,551
Total long-term debt	$25,881				$26,886
(1)Weighted average effective rate.

2023 Annual Report	65

(2)Translation rate at December 31, 2023.
(3)Translation rate at January 1, 2023.
(4)The excess of the carrying value over the fair value of debt was $1.0 billion and $1.6 billion at the end of fiscal year 2023 and fiscal year 2022, respectively.
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
Throughout fiscal years 2023 and 2022, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $3.5 billion and $12.8 billion at the end of fiscal years 2023 and 2022, respectively. The current portion of the long term debt was $1.5 billion and $1.6 billion in 2023 and 2022, respectively, and the remainder is commercial paper and local borrowing by international subsidiaries.
The current debt balance as of December 31, 2023 includes $2.0 billion of commercial paper which has a weighted average interest rate of 5.37% and a weighted average maturity of approximately two months. The current debt balance as of January 1, 2023 includes $11.2 billion of commercial paper which has a weighted average interest rate of 4.23% and a weighted average maturity of approximately two months.
Aggregate maturities of long-term debt obligations commencing in 2024 are:

(Dollars in Millions)
2024	2025	2026	2027	2028	After 2028
$1,469	1,700	1,997	2,320	2,325	17,539
8. Income taxes
The provision for taxes on income consists of:

(Dollars in Millions)	2023	2022	2021
Currently payable:
U.S. taxes	$2,705	2,274	1,338
International taxes	3,090	2,295	2,069
Total currently payable	5,795	4,569	3,407
Deferred:
U.S. taxes	(3,440)	(1,990)	565
International taxes	(619)	410	(2,595)
Total deferred	(4,059)	(1,580)	(2,030)
Provision for taxes on income	$1,736	2,989	1,377

A comparison of income tax expense at the U.S. statutory rate of 21% in fiscal years 2023, 2022 and 2021, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2023	2022	2021
U.S.	$(2,033)	4,606	4,275
International	17,095	14,753	14,903
Earnings before taxes on income:	$15,062	19,359	19,178
Tax rates:
U.S. statutory rate	21.0%	21.0	21.0
International operations(1)	(8.1)	(5.0)	(19.1)
U.S. Tax Settlements	(3.0)	—	—
U.S. taxes on international income(2)	(0.3)	(1.1)	8.9
Tax benefits from loss on capital assets	—	—	(1.6)
Tax benefits on share-based compensation	(0.8)	(1.4)	(1.2)
All other	2.7	1.9	(0.8)
Effective Rate	11.5%	15.4	7.2
(1)International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the U.S., particularly Ireland, Switzerland, Belgium and Puerto Rico, which is a favorable impact on the effective tax rate as compared with the U.S. statutory rate.
(2)Includes the impact of the GILTI tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code. The 2023 and 2022 amount includes the impact of certain provisions of the 2017 TCJA that became effective in fiscal 2022. The 2023 amount includes the impact of certain foreign subsidiaries deferred tax remeasurements for legislative elections and the 2021 amounts include the reorganization of international subsidiaries further described below.
The fiscal year 2023 effective tax rate decreased 3.9% as compared to the fiscal year 2022 effective tax rate as the Company recorded certain non-recurring favorable tax items in fiscal year 2023 when compared to the prior fiscal year.
In the fiscal fourth quarter of 2023, the Company settled the U.S. Internal Revenue Service audit for tax years 2013 through 2016 which resulted in a favorable impact to the rate of 3.0%. This settlement was partially offset by the Company recording a $0.4 billion decrease in expected U.S. foreign tax credits, an unfavorable effective rate impact of 2.6%, which has been reflected as a current tax expense in U.S. taxes on international income on the Company’s effective tax rate reconciliation.
In the fiscal year 2023, the Company had certain non-recurring impacts as a result of legislative tax elections made in certain international subsidiaries which resulted in a change in the Company’s tax basis in certain assets resulting in deferred tax re-measurements. The net impact of these non-recurring items is a net benefit of 3.4% to the Company’s annual effective tax rate, comprised of the following items:
•approximately $0.3 billion of tax benefit on local deferred tax assets to record the remeasurement of the increased tax basis, this benefit has been reflected as International operations on the Company’s effective tax rate reconciliation. This benefit was offset by approximately $0.1 billion of U.S. deferred tax expense on the GILTI deferred tax liability resulting from the remeasurement of these deferred tax assets. This has been reflected in the “U.S. tax on international income” on the Company’s effective tax rate reconciliation.
•approximately $0.3 billion of U.S. deferred tax benefit on the GILTI deferred tax as a result of an international subsidiary making an election to change the treatment of a local deferred tax asset to a refundable tax credit. This has been reflected in the U.S. taxes on international income on the Company’s effective tax rate reconciliation.
The Company’s 2023 and 2022 tax rates benefited from certain provisions of the Tax Cuts and Jobs Act of 2017 that became effective in fiscal 2022. The Company also had lower income in higher tax jurisdictions vs. fiscal year 2022, primarily in the U.S. where the Company recorded an approximately $7.0 billion charge related to talc matters in the United States at an effective tax rate of 21.1% (for further information see Note 19 to the Consolidated Financial Statements).

The fiscal year 2022 effective tax rate increased 8.2% as compared to the fiscal year 2021 effective tax rate as the Company recorded certain non-recurring favorable tax items in fiscal year 2021 which resulted in an unfavorable impact to the Company’s fiscal 2022 effective tax rate when compared to the prior fiscal year. These items are described below. The Company’s 2022 tax rate also benefited from the impairment of bermekimab for AD IPR&D and changes in the fair value of securities in the Company’s investment portfolio, both recorded at the U.S. statutory rate.

2023 Annual Report	67

In the fiscal year 2021, the Company reorganized the ownership structure of certain wholly-owned international subsidiaries. As part of this reorganization, the Company increased the tax basis of certain assets to fair value in accordance with applicable local regulations. The net impact of this restructuring was approximately $0.6 billion net benefit or 3.2% benefit to the Company’s annual effective tax rate, comprised of the following items:
•approximately $2.3 billion of local deferred tax assets to record the remeasurement of the tax basis of these assets to fair value, this benefit has been reflected as International operations on the Company’s effective tax rate reconciliation.
•approximately $1.7 billion of U.S. deferred tax expense relating to the GILTI deferred tax liability resulting from the remeasurement of these deferred tax assets. This expense has been reflected as U.S. taxes on international income on the Company’s effective tax rate reconciliation.
Also, in the fiscal fourth quarter of 2021, the Company recognized a loss on certain U.S. affiliates related to the previously impaired book value of certain intangibles, which reduced the 2021 effective tax rate by approximately 1.6% which is reflected as a Tax benefits from loss on capital assets on the effective tax rate reconciliation. Additionally other fiscal 2021 impacts to the rate were primarily driven by litigation and acquisition related items as follows:
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

Temporary differences and carryforwards at the end of fiscal years 2023 and 2022 were as follows:

	2023 Deferred Tax		2022 Deferred Tax
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$586		685
Stock based compensation	686		632
Depreciation of property, plant and equipment		(902)		(845)
Goodwill and intangibles		(1,252)		(1,737)
R&D capitalized for tax	3,595		2,611
Reserves & liabilities	3,816		2,733
Income reported for tax purposes(1)	359		2,026
Net realizable operating loss carryforwards(2)	996		1,319
Undistributed foreign earnings	1,801	(1,695)	1,517	(1,604)
Global intangible low-taxed income		(2,731)		(3,628)
Miscellaneous international	831		861	(66)
Miscellaneous U.S.		(4)	452
Total deferred income taxes	$12,670	(6,584)	12,836	(7,880)
(1)In fiscal 2023, the Company changed the presentation of income taxes accrued on intercompany profits on inventory still owned by the Company as part of “Prepaid expenses and other” on the Consolidated Balance Sheet.
(2)Net of valuation allowances of $1.1 billion and $0.8 billion in 2023 and 2022. The change in the valuation allowance from 2022 to 2023 was driven by approximately $0.1 billion from acquisition related activity and the remainder was due to normal operations during the fiscal year.
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
The following table summarizes the activity related to unrecognized tax benefits for continuing operations:

(Dollars in Millions)	2023	2022	2021
Beginning of year	$3,716	3,210	3,260
Increases related to current year tax positions	239	523	242
Increases related to prior period tax positions	244	143	23
Decreases related to prior period tax positions	(781)	(148)	(128)
Settlements	(880)	(1)	(187)
Lapse of statute of limitations	(53)	(11)	—
End of year	$2,485	3,716	3,210
As of December 31, 2023 the Company had approximately $2.5 billion of unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States the Internal Revenue Service has completed its audit for all tax years through 2016.
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
The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $99 million, $136 million and $42 million in fiscal years 2023, 2022 and 2021, respectively. The total amount of accrued interest was $264 million and $637 million in fiscal years 2023 and 2022, respectively.
9. Employee related obligations
At the end of fiscal 2023 and fiscal 2022, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2023	2022
Pension benefits	$3,129	2,475
Postretirement benefits	1,963	1,728
Postemployment benefits	2,527	2,832
Deferred compensation	68	100
Total employee obligations	7,687	7,135
Less current benefits payable	538	593
Employee related obligations — non-current	$7,149	6,542
Prepaid employee related obligations of $4,992 million and $4,581 million for 2023 and 2022, respectively, are included in Other assets on the Consolidated Balance Sheets.

2023 Annual Report	69

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
In 2023 and 2022 the Company used December 31, 2023 and December 31, 2022, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2023, 2022 and 2021 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2023	2022	2021	2023	2022	2021
Service cost	$893	1,319	1,412	264	320	309
Interest cost	1,437	908	768	214	104	80
Expected return on plan assets	(2,716)	(2,756)	(2,644)	(7)	(8)	(7)
Amortization of prior service cost	(184)	(184)	(181)	(2)	(5)	(31)
Recognized actuarial losses (gains)	(199)	650	1,251	23	122	151
Curtailments and settlements	93	1	1	(5)	—	—
Net periodic benefit cost (credit)	$(676)	(62)	607	487	533	502
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

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost
Service cost discount rate	4.85%	2.46	2.14	5.40	2.59	2.09
Interest cost discount rate	5.25%	2.80	2.34	5.43	2.64	2.33
Rate of increase in compensation levels	3.71%	4.02	4.01	4.22	4.21	4.25
Expected long-term rate of return on plan assets	7.21%	7.25	7.71

Benefit Obligation
Discount rate	4.58%	5.01	2.49	5.11	5.42	2.68
Rate of increase in compensation levels	3.69%	4.00	4.01	4.22	4.21	4.21
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
The following table displays the assumed healthcare cost trend rates, for all individuals:

Healthcare Plans	2023		2022
Healthcare cost trend rate assumed for next year	13.90%	*	5.96%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.00%		3.99%
Year the rate reaches the ultimate trend rate	2048		2047
*excludes ongoing negotiations regarding healthcare cost with service providers

The following table sets forth information related to the benefit obligation and the fair value of plan assets at fiscal year-end 2023 and 2022 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2023	2022	2023	2022
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$29,390	41,272	4,192	4,874
Service cost	893	1,319	264	320
Interest cost	1,437	908	214	104
Plan participant contributions	73	67	—	—
Amendments	(6)	7	—	—
Actuarial (gains) losses(1)	2,068	(12,159)	469	(704)
Divestitures & acquisitions(2)	(352)	—	1	—
Curtailments, settlements & restructuring	(238)	(7)	(332)	—
Benefits paid from plan(3)	(2,122)	(1,220)	(702)	(393)
Effect of exchange rates	601	(797)	2	(9)
Projected benefit obligation — end of year	$31,744	29,390	4,108	4,192

2023 Annual Report	71

Change in Plan Assets
Plan assets at fair value — beginning of year	$31,496	41,909	78	102
Actual return (loss) on plan assets	3,951	(8,663)	16	(17)
Company contributions	268	261	694	386
Plan participant contributions	73	67	—	—
Settlements	(176)	(5)	—	—
Divestitures & acquisitions(2)	(509)	—	—	—
Benefits paid from plan assets(3)	(2,122)	(1,220)	(702)	(393)
Effect of exchange rates	626	(853)	—	—
Plan assets at fair value — end of year	$33,607	31,496	86	78
Funded status — end of year	$1,863	2,106	(4,022)	(4,114)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$4,992	4,581	—	—
Current liabilities	(119)	(127)	(416)	(461)
Non-current liabilities	(3,010)	(2,348)	(3,606)	(3,653)
Total recognized in the consolidated balance sheet — end of year	$1,863	2,106	(4,022)	(4,114)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$4,962	3,948	354	239
Prior service cost (credit)	(1,236)	(1,417)	(6)	(7)
Unrecognized net transition obligation	—	—	—
Total before tax effects	$3,726	2,531	348	232

Accumulated Benefit Obligations — end of year	$30,139	27,797

(1)The actuarial (gains)/losses for retirement plans in 2023 and 2022 were primarily driven by changes in the discount rates.
(2)Primarily driven by the Kenvue separation.
(3)Includes approximately $800 million transferred to a group annuity contract issued by a third-party insurer for the U.S. Salaried Pension Plan.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2023	2022	2023	2022
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost (credit)	$(676)	(62)	487	533
Net actuarial (gain) loss	711	(793)	136	(751)
Amortization of net actuarial loss	199	(655)	(22)	(121)
Prior service cost (credit)	(2)	7	—	—
Amortization of prior service (cost) credit	185	183	2	5
Effect of exchange rates	103	(140)	—	(1)
Total loss/(income) recognized in other comprehensive income, before tax	$1,195	(1,398)	116	(868)
Total recognized in net periodic benefit cost and other comprehensive income	$519	(1,460)	603	(335)

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
In 2023, the Company contributed $135 million and $133 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2023 and December 31, 2022, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Plan Assets	$22,298	20,937	—	—	11,309	10,559	—	—
Projected Benefit Obligation	19,152	18,394	2,037	1,937	10,431	8,982	124	77
Accumulated Benefit Obligation	18,557	17,696	1,982	1,872	9,498	8,166	102	63
Over (Under) Funded Status
Projected Benefit Obligation	$3,146	2,543	(2,037)	(1,937)	878	1,577	(124)	(77)
Accumulated Benefit Obligation	3,741	3,241	(1,982)	(1,872)	1,811	2,393	(102)	(63)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $5.8 billion, $6.1 billion and $3.1 billion, respectively, at the end of 2023, and $2.7 billion, $2.7 billion and $0.3 billion, respectively, at the end of 2022.
The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2024	2025	2026	2027	2028	2029-2033
Projected future benefit payments
Retirement plans	$1,481	1,473	1,549	1,647	1,745	10,133
Other benefit plans	$427	438	396	411	428	2,360
The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2024	2025	2026	2027	2028	2029-2033
Projected future contributions	$122	126	133	139	145	787
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
The Company’s retirement plan asset allocation at the end of 2023 and 2022 and target allocations for 2024 are as follows:

2023 Annual Report	73

	Percent of Plan Assets		Target Allocation
	2023	2022	2024
Worldwide Retirement Plans
Equity securities	58%	62%	58%
Debt securities	42	38	42
Total plan assets	100%	100%	100%
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

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2023 and December 31, 2022:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(1)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Short-term investment funds	$12	26	829	13	—	—	—	—	841	39
Government and agency securities	—	—	5,985	5,863	—	—	—	—	5,985	5,863
Debt instruments	—	—	3,899	3,681	—	—	—	—	3,899	3,681
Equity securities	7,764	8,846	—	2	—	—	—	—	7,764	8,848
Commingled funds	—	—	4,967	4,362	43	56	6,672	6,096	11,682	10,514
Other assets	—	—	49	33	92	12	3,295	2,506	3,436	2,551
Investments at fair value	$7,776	8,872	15,729	13,954	135	68	9,967	8,602	33,607	31,496
(1) The activity for the Level 3 assets is not significant for all years presented.
The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $86 million and $78 million at December 31, 2023 and December 31, 2022, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $14 million (0.0% of total plan assets) at December 31, 2023 and $21 million (0.1% of total plan assets) at December 31, 2022.
11. Savings plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total Company matching contributions to the plans were $263 million, $257 million and $239 million in fiscal years 2023, 2022 and 2021, respectively.

2023 Annual Report	75

12. Capital and treasury stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at January 3, 2021	487,331	$38,490
Employee compensation and stock option plans	(17,399)	(2,847)
Repurchase of common stock	20,946	3,456
Balance at January 2, 2022	490,878	39,099
Employee compensation and stock option plans	(20,007)	(3,440)
Repurchase of common stock	35,375	6,035
Balance at January 1, 2023	506,246	41,694
Employee compensation and stock option plans	(15,521)	(2,529)
Repurchase of common stock	31,085	5,079
Kenvue share exchange (Note 21)	190,955	31,418
Balance at December 31, 2023	712,765	$75,662
Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of fiscal years 2023, 2022 and 2021.
Cash dividends paid were $4.70 per share in fiscal year 2023, compared with dividends of $4.45 per share in fiscal year 2022, and $4.19 per share in fiscal year 2021.
On January 2, 2024, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on March 5, 2024 to shareholders of record as of February 20, 2024.
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program was completed during the fiscal first quarter of 2023.

13. Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans		Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
January 3, 2021	$(8,938)	1	(6,957)		652	(15,242)
Net 2021 changes	(1,079)	(4)	4,255		(988)	2,184
January 2, 2022	(10,017)	(3)	(2,702)		(336)	(13,058)
Net 2022 changes	(1,796)	(24)	1,805		106	91
January 1, 2023	(11,813)	(27)	(897)		(230)	(12,967)
Net 2023 changes	(3,221)	26	(1,399)		(147)	(4,741)
Kenvue Separation/IPO	4,885		296	*		5,181
December 31, 2023	$(10,149)	(1)	(2,000)		(377)	(12,527)
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
* Includes impact of curtailments and settlements in connection with separation from Kenvue.
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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies (Argentina and Venezuela). Beginning in the fiscal second quarter of 2022, the Company also accounted for operations in Turkey as highly inflationary. The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during fiscal years 2023, 2022 and 2021 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $366 million, $286 million and $216 million in fiscal years 2023, 2022 and 2021, respectively.

2023 Annual Report	77

15. Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022:

(In Millions Except Per Share Amounts)	2023	2022	2021
Basic net earnings per share from continuing operations	$5.26	6.23	6.76
Basic net earnings per share from discontinued operations	8.62	0.60	1.17
Total net earnings per share - basic	13.88	6.83	7.93
Average shares outstanding — basic	2,533.5	2,625.2	2,632.1
Potential shares exercisable under stock option plans	94.1	140.1	138.0
Less: shares repurchased under treasury stock method	(67.2)	(101.4)	(96.1)
Adjusted average shares outstanding — diluted	2,560.4	2,663.9	2,674.0
Diluted net earnings per share from continuing operations	5.20	6.14	6.66
Diluted net earnings per share from discontinuing operations	8.52	0.59	1.15
Total net earnings per share - diluted	$13.72	6.73	7.81
The diluted net earnings per share calculation for fiscal year 2023 excluded 43 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company's stock.
The diluted net earnings per share calculation for the fiscal years 2022 and 2021 included all shares related to stock options, as the exercise price of these options was less than the average market value of the Company's stock.
16. Common stock, stock option plans and stock compensation agreements
At December 31, 2023, the Company had one stock-based compensation plan. The shares outstanding are for contracts under the Company's 2012 Long-Term Incentive Plan and the 2022 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan expired on April 26, 2022. All awards (stock options, restricted shares units and performance share units) granted subsequent to that date were under the 2022 Long-Term Incentive Plan. Under the 2022 Long-Term Incentive Plan, the Company may issue up to 150 million shares of common stock, of which up to 110 million shares of common stock may be issued subject to stock options or stock appreciation rights and up to 40 million shares of common stock may be issued subject to full value awards. Awards will generally be counted on a 1-for-1 basis against the share reserve, provided that if more than 40 million full value awards are granted, each full value award in excess of 40 million will be counted on a 5-for-1 basis against the share reserve. Shares available for future grants under the 2022 Long-Term Incentive Plan were 130 million at the end of fiscal year 2023.
The compensation cost that has been charged against income for these plans was $1,087 million, $1,028 million and $1,038 million for fiscal years 2023, 2022 and 2021, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $221 million, $177 million and $199 million for fiscal years 2023, 2022 and 2021, respectively. The Company also recognized additional income tax benefits of $126 million, $267 million and $213 million for fiscal years 2023, 2022 and 2021, respectively, for which options were exercised or restricted shares were vested. The total unrecognized compensation cost was $907 million, $866 million and $775 million for fiscal years 2023, 2022 and 2021, respectively. The weighted average period for this cost to be recognized was 1.80 years, 1.80 years and 1.78 years for fiscal years 2023, 2022, and 2021, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
The Company settles employee benefit equity issuances with treasury shares. Treasury shares are replenished through market purchases throughout the year for the number of shares used to settle employee benefit equity issuances.

Stock options
Stock options expire 10 years from the date of grant and vest over service periods that range from 6 months to 4 years.
Options granted under the 2012 Long-Term Incentive Plan were granted at the average of the high and low prices of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Options granted under the 2022 Long-Term incentive Plan were granted at the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2023, 2022, and 2021 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
The average fair value of options granted was $27.85, $23.23 and $20.86, in fiscal years 2023, 2022 and 2021, respectively. The fair value was estimated based on the weighted average assumptions of:

	2023	2022	2021
Risk-free rate	3.74%	1.98%	0.83%
Expected volatility	17.69%	18.00%	18.59%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	2.90%	2.70%	2.50%
A summary of option activity under the Plan as of December 31, 2023, is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at January 1, 2023	118,672	$134.95	$4,949
Options granted	16,320	162.75
Options exercised	(12,386)	109.48
Options canceled/forfeited*	(10,368)	155.62
Shares at December 31, 2023	112,238	$139.88	$2,239
The total intrinsic value of options exercised was $729 million, $1,228 million and $919 million in fiscal years 2023, 2022 and 2021, respectively.
*includes 7,689 shares of options cancelled as a result of the conversion of Johnson & Johnson stock options held by Kenvue employees into Kenvue stock options

2023 Annual Report	79

The following table summarizes stock options outstanding and exercisable at December 31, 2023:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$90.44 - $101.87	20,774	1.4	$99.21	20,774	$99.21
$115.67 - $129.51	19,368	3.6	122.49	19,368	122.49
$131.94 - $151.41	27,391	5.6	142.84	26,676	142.61
$162.70 - $162.75	13,928	9.1	162.75	6	162.75
$164.62 - $165.89	30,777	7.6	165.29	174	165.12
	112,238	5.5	$139.88	66,998	$123.39
(1) Average contractual life remaining in years.
Stock options outstanding at January 1, 2023 and January 2, 2022 were 118,672 and an average life of 5.8 years and 117,361 and an average life of 5.8 years, respectively. Stock options exercisable at January 1, 2023 and January 2, 2022 were 63,661 at an average price of $113.06 and 62,742 at an average price of $104.42, respectively.
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
A summary of the restricted share units and performance share units activity under the Plans as of December 31, 2023 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at January 1, 2023	13,616	2,357
Granted	5,910	828
Issued	(4,329)	(785)
Canceled/forfeited/adjusted*	(2,259)	(363)
Shares at December 31, 2023	12,938	2,037
*includes 1,421 shares of restricted share units and 264 shares of performance share units cancelled as a result of the conversion of Johnson & Johnson restricted share units and performance share units held by Kenvue employees into Kenvue restricted share units
The average fair value of the restricted share units granted was $152.63, $153.67 and $152.62 in fiscal years 2023, 2022 and 2021, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $605 million, $591 million and $611 million in 2023, 2022 and 2021, respectively.
The weighted average fair value of the performance share units granted was $145.17, $170.46 and $179.35 in fiscal years 2023, 2022 and 2021, calculated using the weighted average fair market value for each of the component goals at the date of grant.
The fair values for the earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $140 million, $94 million and $83 million in fiscal years 2023, 2022 and 2021, respectively.

17. Segments of business and geographic areas
Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two business segments: Innovative Medicine (formerly referred to as Pharmaceutical) and MedTech. The segment results have been recast for all periods to reflect the continuing operations of the Company.

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21

INNOVATIVE MEDICINE(1)
Immunology
U.S.	$11,539	11,036	10,843	4.6%	1.8
International	6,513	5,899	5,907	10.4	(0.1)
Worldwide	18,052	16,935	16,750	6.6	1.1
REMICADE
U.S.	1,143	1,417	2,019	(19.3)	(29.8)
U.S. Exports	147	204	236	(28.0)	(13.6)
International	549	722	935	(23.9)	(22.8)
Worldwide	1,839	2,343	3,190	(21.5)	(26.6)
SIMPONI / SIMPONI ARIA
U.S.	1,124	1,166	1,127	(3.6)	3.5
International	1,073	1,017	1,148	5.4	(11.4)
Worldwide	2,197	2,184	2,276	0.6	(4.0)
STELARA
U.S.	6,966	6,388	5,938	9.0	7.6
International	3,892	3,335	3,196	16.7	4.4
Worldwide	10,858	9,723	9,134	11.7	6.5
TREMFYA
U.S.	2,147	1,844	1,503	16.5	22.7
International	999	824	624	21.2	32.0
Worldwide	3,147	2,668	2,127	17.9	25.4
OTHER IMMUNOLOGY
U.S.	11	17	21	(33.8)	(18.4)
International	0	0	3	—	*
Worldwide	11	17	24	(33.8)	(28.2)

Infectious Diseases
U.S.	1,500	1,680	2,249	(10.7)	(25.3)
International	2,918	3,769	3,576	(22.6)	5.4
Worldwide	4,418	5,449	5,825	(18.9)	(6.5)
COVID-19 VACCINE
U.S.	0	120	634	*	(81.1)
International	1,117	2,059	1,751	(45.8)	17.6
Worldwide	1,117	2,179	2,385	(48.8)	(8.6)

2023 Annual Report	81

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21
EDURANT / rilpivirine
U.S.	35	36	41	(3.7)	(10.8)
International	1,115	972	953	14.8	2.0
Worldwide	1,150	1,008	994	14.1	1.5
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	1,446	1,494	1,508	(3.2)	(1.0)
International	408	449	575	(9.2)	(21.9)
Worldwide	1,854	1,943	2,083	(4.6)	(6.7)
OTHER INFECTIOUS DISEASES
U.S.	19	30	66	(34.5)	(55.5)
International	278	289	297	(3.8)	(2.6)
Worldwide	297	318	363	(6.7)	(12.3)

Neuroscience
U.S.	4,065	3,570	3,347	13.9	6.7
International	3,076	3,323	3,641	(7.5)	(8.7)
Worldwide	7,140	6,893	6,988	3.6	(1.4)
CONCERTA / methylphenidate
U.S.	230	151	172	52.5	(12.5)
International	554	493	495	12.2	(0.4)
Worldwide	783	644	667	21.6	(3.5)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	2,897	2,714	2,550	6.7	6.5
International	1,218	1,426	1,472	(14.6)	(3.1)
Worldwide	4,115	4,140	4,022	(0.6)	3.0
SPRAVATO
U.S.	589	328	198	79.7	65.7
International	100	46	26	*	76.9
Worldwide	689	374	224	84.1	67.0
OTHER NEUROSCIENCE(2)
U.S.	349	376	427	(7.3)	(11.9)
International	1,204	1,358	1,647	(11.3)	(17.5)
Worldwide	1,553	1,734	2,074	(10.4)	(16.4)

Oncology
U.S.	8,462	6,930	5,958	22.1	16.3
International	9,199	9,052	8,590	1.6	5.4
Worldwide	17,661	15,983	14,548	10.5	9.9

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21

CARVYKTI
U.S.	469	133	—	*	*
International	30	—	—	*	*
Worldwide	500	133	—	*	*
DARZALEX
U.S.	5,277	4,210	3,169	25.4	32.8
International	4,467	3,767	2,854	18.6	32.0
Worldwide	9,744	7,977	6,023	22.2	32.4
ERLEADA
U.S.	1,065	968	813	10.0	19.2
International	1,322	913	478	44.8	*
Worldwide	2,387	1,881	1,291	26.9	45.7
IMBRUVICA
U.S.	1,051	1,390	1,747	(24.4)	(20.4)
International	2,214	2,394	2,622	(7.5)	(8.7)
Worldwide	3,264	3,784	4,369	(13.7)	(13.4)
ZYTIGA /abiraterone acetate
U.S.	50	74	119	(32.1)	(37.8)
International	837	1,696	2,178	(50.7)	(22.1)
Worldwide	887	1,770	2,297	(49.9)	(22.9)
OTHER ONCOLOGY
U.S.	549	156	110	*	41.8
International	330	283	458	16.9	(38.2)
Worldwide	879	438	568	*	(22.9)

Pulmonary Hypertension
U.S.	2,697	2,346	2,365	15.0	(0.8)
International	1,117	1,071	1,085	4.3	(1.3)
Worldwide	3,815	3,417	3,450	11.6	(1.0)
OPSUMIT
U.S.	1,292	1,132	1,147	14.1	(1.3)
International	681	651	672	4.6	(3.2)
Worldwide	1,973	1,783	1,819	10.6	(2.0)
UPTRAVI
U.S.	1,326	1,104	1,056	20.1	4.5
International	255	218	181	17.3	20.4
Worldwide	1,582	1,322	1,237	19.7	6.9
OTHER PULMONARY HYPERTENSION
U.S.	79	110	163	(28.6)	(32.3)
International	182	202	232	(10.3)	(12.8)
Worldwide	260	313	395	(16.7)	(20.8)

2023 Annual Report	83

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21
Cardiovascular / Metabolism / Other
U.S.	2,906	3,042	3,192	(4.5)	(4.7)
International	765	845	927	(9.4)	(8.9)
Worldwide	3,671	3,887	4,119	(5.5)	(5.6)
XARELTO
U.S.	2,365	2,473	2,438	(4.4)	1.4
International	—	—	—	—	—
Worldwide	2,365	2,473	2,438	(4.4)	1.4
OTHER(3)
U.S.	541	569	754	(5.0)	(24.5)
International	765	845	927	(9.4)	(8.8)
Worldwide	1,306	1,414	1,682	(7.6)	(15.9)

TOTAL INNOVATIVE MEDICINE
U.S.	31,169	28,604	27,954	9.0	2.3
International	23,590	23,959	23,726	(1.5)	1.0
Worldwide	54,759	52,563	51,680	4.2	1.7

MEDTECH
Interventional Solutions
U.S.	3,633	2,169	1,836	67.5	18.2
International	2,717	2,131	2,135	27.5	(0.2)
Worldwide	6,350	4,300	3,971	47.7	8.3
ELECTROPHYSIOLOGY
U.S.	2,458	2,036	1,730	20.7	17.7
International	2,230	1,901	1,893	17.3	0.4
Worldwide	4,688	3,937	3,623	19.1	8.7
ABIOMED(4)
U.S.	1,066	31	—	*	*
International	240	—	—	*	*
Worldwide	1,306	31	—	*	*
OTHER INTERVENTIONAL SOLUTIONS
U.S.	109	102	106	6.7	(3.8)
International	247	230	242	7.3	(5.0)
Worldwide	356	332	348	7.1	(4.6)
Orthopaedics
U.S.	5,525	5,321	5,126	3.8	3.8
International	3,417	3,267	3,462	4.6	(5.6)
Worldwide	8,942	8,587	8,588	4.1	0.0
HIPS
U.S.	996	943	878	5.6	7.3
International	564	571	602	(1.2)	(5.1)
Worldwide	1,560	1,514	1,480	3.0	2.3

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21
KNEES
U.S.	896	851	787	5.3	8.2
International	559	508	538	10.2	(5.7)
Worldwide	1,456	1,359	1,325	7.1	2.6
TRAUMA
U.S.	1,949	1,882	1,819	3.6	3.5
International	1,030	989	1,066	4.1	(7.2)
Worldwide	2,979	2,871	2,885	3.8	(0.5)
SPINE, SPORTS & OTHER
U.S.	1,684	1,645	1,642	2.4	0.2
International	1,263	1,198	1,256	5.4	(4.6)
Worldwide	2,947	2,843	2,898	3.7	(1.9)
Surgery
U.S.	4,031	3,897	3,867	3.4	0.8
International	6,006	5,793	5,945	3.7	(2.6)
Worldwide	10,037	9,690	9,812	3.6	(1.2)
ADVANCED
U.S.	1,833	1,784	1,761	2.8	1.3
International	2,837	2,785	2,861	1.9	(2.6)
Worldwide	4,671	4,569	4,622	2.2	(1.1)
GENERAL
U.S.	2,198	2,113	2,105	4.0	0.4
International	3,168	3,008	3,085	5.3	(2.5)
Worldwide	5,366	5,121	5,190	4.8	(1.3)
Vision
U.S.	2,086	1,990	1,857	4.8	7.2
International	2,986	2,859	2,831	4.5	1.0
Worldwide	5,072	4,849	4,688	4.6	3.4
CONTACT LENSES / OTHER
U.S.	1,626	1,522	1,398	6.8	8.9
International	2,076	2,022	2,043	2.7	(1.0)
Worldwide	3,702	3,543	3,440	4.5	3.0
SURGICAL
U.S.	460	468	459	(1.8)	2.0
International	910	837	788	8.6	6.2
Worldwide	1,370	1,306	1,248	4.9	4.6
TOTAL MEDTECH
U.S.	15,275	13,377	12,686	14.2	5.4
International	15,125	14,050	14,374	7.7	(2.3)
Worldwide	30,400	27,427	27,060	10.8	1.4

2023 Annual Report	85

	Sales to Customers			% Change
(Dollars in Millions)	2023	2022	2021	’23 vs. ’22	’22 vs. ’21
WORLDWIDE

U.S.	46,444	41,981	40,640	10.6	3.3
International	38,715	38,009	38,100	1.9	(0.2)
Worldwide	$85,159	79,990	78,740	6.5%	1.6
*Percentage greater than 100% or not meaningful
(1)Previously referred to as Pharmaceutical
(2)Inclusive of RISPERDAL CONSTA which was previously disclosed separately
(3) Inclusive of INVOKANA which was previously disclosed separately
(4) Acquired on December 22, 2022

	Income Before Tax			Identifiable Assets
(Dollars in Millions)	2023 (3)	2022 (4)	2021 (5)	2023	2022
Innovative Medicine	$18,246	15,647	17,750	$58,324	58,436
MedTech	4,669	4,447	4,208	74,710	70,956
Total	22,915	20,094	21,958	133,034	129,392
Less: Expense not allocated to segments (1)	7,853	735	2,780
Discontinued operations				—	27,237
General corporate (2)				34,524	30,749
Worldwide total	$15,062	19,359	19,178	$167,558	187,378

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2023	2022	2021	2023	2022	2021
Innovative Medicine	$1,653	1,374	1,198	$3,847	3,687	4,029
MedTech	2,372	2,120	1,933	2,943	2,302	2,286
Segments total	4,025	3,494	3,131	6,790	5,989	6,315
Discontinued operations	162	303	314	383	641	739
General corporate	356	212	207	313	340	336
Worldwide total	$4,543	4,009	3,652	$7,486	6,970	7,390

	Sales to Customers			Long-Lived Assets (6)
(Dollars in Millions)	2023	2022	2021	2023	2022
United States	$46,444	41,981	40,640	$54,832	58,750
Europe	20,410	20,664	20,595	31,616	29,878
Western Hemisphere excluding U.S.	4,549	4,108	3,927	1,491	1,289
Asia-Pacific, Africa	13,756	13,237	13,578	1,500	1,520
Segments total	85,159	79,990	78,740	89,439	91,437
Discontinued operations				—	27,237
General corporate				1,192	1,081
Other non long-lived assets				76,927	67,623
Worldwide total	$85,159	79,990	78,740	$167,558	187,378

See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In fiscal year 2023, the Company utilized three wholesalers distributing products for both segments that represented approximately 18.2%, 15.1% and 14.2% of the total consolidated revenues. In fiscal year 2022, the Company had three wholesalers distributing products for both segments that represented approximately 18.9%, 15.0% and 13.8% of the total consolidated revenues. In fiscal year 2021, the Company had three wholesalers distributing products for all three segments that represented approximately 16.6%, 12.6%, and 12.6% of the total consolidated revenues.
(1)Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. Fiscal 2023 includes an approximately $7 billion charge related to talc matters (See Note 19, Legal proceedings, for additional details) and $0.4 billion related to the unfavorable change in the fair value of the retained stake in Kenvue.
(2)General corporate includes cash, cash equivalents and marketable securities.
(3)Innovative Medicine includes:
•One-time COVID-19 Vaccine manufacturing exit related costs of $0.7 billion
•A restructuring related charge of $0.5 billion
•Unfavorable changes in the fair value of securities of $0.4 billion
•Favorable litigation related items of $0.1 billion
•Loss on divestiture $0.2 billion.
•An intangible asset impairment charge of approximately $0.2 billion related to market dynamics associated with a non-strategic asset (M710) acquired as part of the acquisition of Momenta Pharmaceuticals in 2020.
MedTech includes:
•Acquired in process research and development asset of $0.4 billion related to the Laminar acquisition in 2023
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.2 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
•Income from litigation settlements of $0.1 billion
(4)Innovative Medicine includes:
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
•Unfavorable changes in the fair value of securities of $0.7 billion
•A restructuring related charge of $0.1 billion
MedTech includes:
•Litigation expense of $0.6 billion primarily for pelvic mesh related costs
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.3 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
(5)Innovative Medicine includes:
•Litigation expense of $0.6 billion, primarily related to Risperdal Gynecomastia
•Divestiture gains of $0.6 billion
•Gains of $0.5 billion related to the change in the fair value of securities
•A restructuring related charge of $0.1 billion
MedTech includes:
•An in-process research and development expense of $0.9 billion related to Ottava
•A restructuring related charge of $0.3 billion
•A Medical Device Regulation charge of $0.2 billion

2023 Annual Report	87

•Litigation expense of $0.1 billion
(6)Long-lived assets include property, plant and equipment, net for fiscal years 2023, and 2022 of $19,898 and $17,982, respectively, and intangible assets and goodwill, net for fiscal years 2023 and 2022 of $70,733 and $74,536, respectively.
18. Acquisitions and divestitures
In the fiscal first quarter of 2024, the Company announced it has entered into a definitive agreement to acquire Ambrx Biopharma, Inc., or Ambrx (Nasdaq: AMAM), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total equity value of approximately $2.0 billion, or $1.9 billion net of estimated cash acquired. The Company will acquire all of the outstanding shares of Ambrx’s common stock for $28.00 per share through a merger of Ambrx with a subsidiary of the Company. The closing of the transaction is expected to occur in the first half of 2024, subject to receipt of Ambrx shareholder approval, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The Company expects that the transaction will be accounted for as a business combination and the results of operations will be included in the Innovative Medicine segment as of the acquisition date.
During the fiscal year 2023, the Company did not make any acquisitions that qualified as a business combination.
During the fiscal year 2023, there were asset acquisitions of in-process research and development of approximately $0.5 billion in cash, primarily consisting of the acquisition of Laminar Inc. for $0.4 billion which was closed on November 30, 2023. Laminar Inc. is a privately-held medical device company focused on eliminating the left atrial appendage (LAA) in patients with non-valvular atrial fibrillation (AFib).
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
During the fiscal fourth quarter of 2023, the Company finalized the purchase price allocation. In the fiscal 2023, there were purchase price allocation adjustments netting to approximately $0.2 billion with an offsetting increase to goodwill. The fair value of the acquisition was allocated to assets acquired of $20.1 billion (net of $0.3 billion cash acquired), primarily to goodwill for $11.1 billion, amortizable intangible assets for $6.6 billion, IPR&D for $1.1 billion, marketable securities of $0.6 billion and liabilities assumed of $3.0 billion, which includes the fair value of the contingent consideration mentioned above for $0.7 billion and deferred taxes of $2.0 billion. The goodwill is primarily attributable to the commercial acceleration and expansion of the portfolio and is not expected to be deductible for tax purposes. The contingent consideration was recorded in Other Liabilities and adjusted to fair value through the fiscal year end 2023 on the Consolidated Balance Sheet.
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
In 2023, the Company recorded acquisition related costs before tax of approximately $0.2 billion, which was primarily recorded in Other (income)/expense. In 2022, the Company recorded acquisition related costs before tax of approximately $0.3 billion, which was recorded in Other (income)/expense.
During fiscal year 2021, the Company did not make any material acquisitions that qualified as a business combination.
In accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, supplemental pro forma information for fiscal years 2023, 2022 and 2021 is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations.
Divestitures
During the fiscal year 2023, the Company executed divestitures resulting in approximately $0.2 billion in proceeds resulting in gains or losses that were not material. At fiscal year end 2023, the Company held assets, primarily intangibles, on its Consolidated Balance Sheet that it expects to divest of approximately $0.3 billion primarily related to Acclarent and Ponvory.
During fiscal year 2022, the Company did not make any material divestitures.
During fiscal year 2021, in separate transactions, the Company divested two brands outside the U.S. within the Innovative Medicine segment. The Company recognized a pre-tax gain recorded in Other (income) expense, net, of approximately $0.6 billion.
19. Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

2023 Annual Report	89

Matters concerning talc
A significant number of personal injury claims alleging that talc causes cancer have been asserted against Johnson & Johnson Consumer Inc., its successor LTL Management LLC (now known as LLT Management LLC) and the Company arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder.
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
Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. On July 28, 2023, the court dismissed the LTL 2 Bankruptcy case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims. In September 2023, the Bankruptcy Court entered an order granting LTL leave to seek a direct appeal to the Third Circuit Court of Appeals. In October 2023, the Third Circuit granted LTL’s petition for a direct appeal. Briefing is ongoing.

Following the dismissal of LTL 2, new lawsuits were filed and cases across the country that had been stayed were reactivated. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery is proceeding with an expectation that a trial will occur in early 2025. Separately, discovery and pre-trial activity is underway in various individually filed and set cases around the country, with most activity for such cases centralized in New Jersey and California.
In the original bankruptcy case, the Company agreed to provide funding to LTL for the payment of amounts the New Jersey Bankruptcy Court determines are owed by LTL and the establishment of a $2 billion trust in furtherance of this purpose. The Company established a reserve for approximately $2 billion in connection with the aforementioned trust. During the bankruptcy proceedings LTL had been de-consolidated by the Company. In the LTL 2 Bankruptcy Case, the Company had agreed to contribute an additional amount which, when added to the prior $2 billion, would be a total reserve of approximately $9 billion payable over 25 years (nominal value approximately $12 billion discounted at a rate of 4.41%), to resolve all the current and future talc claims. The approximate $9 billion reserve encompasses actual and contemplated settlements, of which approximately one-third is recorded as a current liability. The recorded amount remains the Company’s best estimate of probable loss after the dismissal.
The parties have not yet reached a resolution of all talc matters and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.
A class action advancing claims relating to industrial talc was filed against the Company and others in New Jersey state court in May 2022 (the Edley Class Action). The Edley Class Action asserts, among other things, that the Company fraudulently defended past asbestos personal injury lawsuits arising from exposure to industrial talc mined, milled, and manufactured before January 6, 1989 by the Company’s then wholly owned subsidiary, Windsor Minerals, Inc., which is currently a debtor in the Imerys Bankruptcy described hereafter. The Company removed the Edley Class Action to federal court in the District of New Jersey. In October 2022, the Company filed motions to dismiss and to deny certification of a class to pursue the Edley Class Action in the New Jersey District Court. Argument on the motions was heard in November 2023. Thereafter, the Company resolved this matter.
In February 2019, the Company’s talc supplier, Imerys Talc America, Inc. and two of its affiliates, Imerys Talc Vermont, Inc. and Imerys Talc Canada, Inc. (collectively, Imerys) filed a voluntary petition for relief under chapter 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Imerys Bankruptcy). The Imerys Bankruptcy relates to Imerys’s potential liability for personal injury from exposure to talcum powder sold by Imerys. In its bankruptcy, Imerys alleges it has claims against the Company for indemnification and rights to joint insurance proceeds. In its bankruptcy, Imerys proposed a chapter 11 plan (the Imerys Plan) that contemplated all talc-related claims against it being channeled to a trust along with its alleged indemnification rights against the Company. Following confirmation and consummation of the plan, the trust would pay talc claims pursuant to proposed trust distribution procedures (the TDP) and then seek indemnification from the Company.
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
Imerys, the Imerys Tort Claimants’ Committee, and the Imerys Future Claimants’ Representative, along with Cyprus, the Cyprus Tort Claimants’ Committee, and the Cyprus Future Claimants’ Representative (collectively the Mediation Parties) have been engaged in mediation since shortly after the confirmation hearing was canceled in October 2021. In September 2023, the Bankruptcy Court entered an order extending the term of the mediation among the Mediation Parties through the end of December 2023. The Bankruptcy Court also authorized Imerys and Cyprus to proceed with mediation with certain of their insurers through the end of December 2023.
In September 2023, Imerys and Cyprus filed amended plans of reorganization. The amended plans contemplate a similar construct as the prior Imerys and Cyprus Plans, including all talc claims against Imerys and Cyprus (and certain other protected parties) being channeled to a trust along with Imerys’s and Cyprus’s alleged indemnification rights against the Company. In January 2024, Imerys and Cyprus filed revised TDP. In February 2024, Imerys and Cyprus filed certain motions related to their Disclosure Statement.
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

2023 Annual Report	91

December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification. Fact discovery is proceeding.
A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that the Company violated the CLRA by failing to provide required Proposition 65 warnings. In July 2019, the Company filed a notice of removal to the United States District Court for the Southern District of California and plaintiffs filed a second amended complaint shortly thereafter. In October 2019, the Company moved to dismiss the second amended complaint for failure to state a claim upon which relief may be granted. In response to those motions, plaintiffs filed a third amended complaint. In December 2019, the Company moved to dismiss the third amended complaint for failure to state a claim upon which relief may be granted. In April 2020, the Court granted the motion to dismiss but granted leave to amend. In May 2020, plaintiffs filed a Fourth Amended Complaint but indicated that they would be filing a motion for leave to file a fifth amended complaint. Plaintiffs filed a Fifth Amended Complaint in August 2020. The Company moved to dismiss the Fifth Amended Complaint for failure to state a claim upon which relief may be granted. In January 2021, the Court issued an Order and opinion ruling in the Company’s favor and granting the motion to dismiss with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. After the Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit, a stay was imposed, and the Court held the reply deadline in abeyance. In September 2023, the stay lifted. With briefing complete, the Court is expected to either schedule oral argument or issue its decision at any time.
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against the Company and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. In February 2022, the trial court set the case for trial to begin in February 2023. However, in October 2022, the LTL bankruptcy court issued an order staying the case. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. The State requested a new trial setting. Later in April 2023, the trial court set a new trial date for April 2024. The Company filed summary judgment and Daubert motions. The State filed a limited Daubert motion. The parties agreed to the Court's request for mediation. A pretrial conference is set for February 2024 and trial is scheduled for April 2024. However, the Company is actively engaged in resolution discussions concerning this matter.
In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. In December 2022, the State filed an appeal to the Third Circuit concerning the stay order. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. While the State notified the New Mexico Supreme Court of the lifted stay of litigation in April 2023, the Court has not taken any action since being notified of the lifting of the stay and it remains in effect.
Forty-two states and the District of Columbia (including Mississippi and New Mexico) have commenced a joint investigation into the Company’s marketing of its talcum powder products. At this time, the multi-state group has not asserted any claims against the Company. Five states have issued Civil Investigative Demands seeking documents and other information. The Company has produced documents to Arizona, North Carolina, Texas, and Washington and entered into confidentiality agreements. The Company has not received any follow up requests from those states. In March 2022, each of the forty-two states agreed to mediation of their claims in the LTL Bankruptcy Case. In July 2022, New Mexico and Mississippi indicated they would no longer voluntarily submit to further mediation in the LTL Bankruptcy and would proceed with their respective cases in state court. In March 2023, the mediation was terminated. In January 2024, the Company reached an agreement in principle with the multi-state group of state Attorneys General, subject to ongoing negotiation of non-monetary terms. The unique procedural history and status of the New Mexico and Mississippi matters specifically have been discussed above.

92

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
In October 2019, the Company announced a proposed agreement in principle with a negotiating committee of state Attorneys General to settle all remaining government opioid litigation claims nationwide. Under the final national settlement agreement, which was announced in July 2021, the Company agreed to pay up to $5.0 billion to resolve all opioid lawsuits and future opioid claims by states, cities, counties, local school districts and other special districts, and tribal governments, contingent on sufficient participation by eligible government entities, and with credits back for entities that declined or were ineligible to participate. In July 2021, the Company announced that the terms of the agreement to settle the state and subdivision claims had been finalized and approximately 60% of the all-in settlement was paid by the end of fiscal 2023. The expected payment schedule provides that approximately $0.7 billion of payments are to be paid by the end of fiscal 2024. The agreement is not an admission of liability or wrongdoing, and it provides for the release of all opioid-related claims against the Company, JPI, and their affiliates (including the Company’s former subsidiaries Tasmanian Alkaloids Pty, Ltd. and Noramco, Inc.). As of January 2024, the Company and JPI have settled or otherwise resolved the opioid claims advanced by all government entity claimants except the City of Baltimore, a number of school districts and other claimants.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. Counting the private litigant cases, there are approximately 35 remaining opioid cases against the Company and JPI in various state courts, 430 remaining cases in the Ohio MDL, and 4 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs and certain others are scheduled for trial in 2024 or 2025.
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

2023 Annual Report	93

Product liability
The Company and certain of its subsidiaries are involved in numerous product liability claims and lawsuits involving multiple products. Claimants in these cases seek substantial compensatory and, where available, punitive damages. While the Company believes it has substantial defenses, it is not feasible to predict the ultimate outcome of litigation. From time to time, even if it has substantial defenses, the Company considers isolated settlements based on a variety of circumstances. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25, Contingencies. The Company accrues an estimate of the legal defense costs needed to defend each matter when those costs are probable and can be reasonably estimated. For certain of these matters, the Company has accrued additional amounts such as estimated costs associated with settlements, damages and other losses. Product liability accruals can represent projected product liability for thousands of claims around the world, each in different litigation environments and with different fact patterns. Changes to the accruals may be required in the future as additional information becomes available.
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of December 31, 2023:

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	59,140
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	920
Pelvic meshes	6,720
ETHICON PHYSIOMESH Flexible Composite Mesh	370
RISPERDAL	200
ELMIRON	2,150
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

94

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
Ethicon Physiomesh
Following a June 2016 worldwide market withdrawal of Ethicon Physiomesh Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. All deadlines and trial settings in those proceedings are currently stayed pending the completion of the settlement agreement. Of the cases subject to the MSA, 3,390 have been dismissed with prejudice. Ethicon has received releases from 3,584 plaintiffs, and releases continue to be submitted as part of the settlement process. Post-settlement cases in the Physiomesh MDL and MCL are subject to docket control orders requiring early expert reports and discovery requirements. In May 2023, Ethicon entered an additional settlement to resolve the claims of 292 Physiomesh claimants. That settlement is proceeding, and releases are being returned. As of December 31, 2023, there were 5 Physiomesh cases in the MDL and 3 in the New Jersey MCL which are not included in either settlement and which remain subject to the docket control orders.
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

2023 Annual Report	95

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
ELMIRON
Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and the Company, arising out of the use of ELMIRON, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey. All cases in the multi-district litigation are in active discussions regarding resolution, and as a result, all activity is stayed. In addition, cases have been filed in various state courts of New Jersey, which have been coordinated in a multi-county litigation in Bergen County, as well as the Court of Common Pleas in Philadelphia, which have been coordinated and granted mass tort designation. No activity has taken place in the New Jersey state court litigation; however, three bellwether trials have been set in Philadelphia for March, April and May 2024. In addition, three class action lawsuits have been filed in Canada. Product liability lawsuits continue to be filed, and the Company continues to receive information with respect to potential costs and the anticipated number of cases. The Company has established accruals for defense and indemnity costs associated with ELMIRON related product liability litigation.
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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Auson Pharmaceuticals Inc.; Macleods Pharmaceuticals Ltd; Macleods Pharma USA, Inc.; Indoco Remedies Limited; FPP Holding Company LLC; Umedica Laboratories Pvt. Ltd.; Aurobindo Pharma Limited; Aurobindo Pharma USA, Inc.; Cipla Ltd.; Cipla USA Inc.; and InvaGen Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit.
OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sun Pharmaceutical Industries Limited; Sun Pharmaceutical Industries, Inc.; MSN Laboratories Private Limited; MSN Pharmaceuticals Inc.; and Mylan Pharmaceuticals Inc. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015. In November 2023, the Company entered into a confidential settlement agreement with MSN Laboratories Private Limited and MSN Pharmaceuticals Inc. In December 2023, the Company entered into a confidential settlement agreement with Sun Pharmaceutical Industries Limited and Sun Pharmaceuticals Industries, Inc.
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

2023 Annual Report	97

Private Ltd.; MSN Life Sciences Private Ltd.; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 10,039,718 and 10,786,518.
ERLEADA
Beginning in May 2022, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc. (collectively, Janssen), Sloan Kettering Institute for Cancer Research (SKI) and The Regents of the University of California filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of ERLEADA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; Zydus Worldwide DMCC; Zydus Pharmaceuticals (USA), Inc.; Zydus Lifesciences Limited; Sandoz Inc.; Eugia Pharma Specialities Limited; Aurobindo Pharma USA, Inc.; Auromedics Pharma LLC; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 9,481,663; 9,884,054; 10,052,314 (which reissued as RE49,353); 10,702,508; 10,849,888; 8,445,507; 8,802,689; 9,388,159; 9,987,261; and RE49,353. In December 2023, Janssen and SKI voluntarily dismissed their case against Lupin Limited and Lupin Pharmaceuticals, Inc.
UPTRAVI
Beginning in November 2022, Actelion Pharmaceuticals US Inc., Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI intravenous before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Alembic Pharmaceuticals Limited, Alembic Pharmaceuticals Inc.; Lupin Ltd.; Lupin Pharmaceuticals, Inc.; Cipla Limited; Cipla USA Inc.; MSN Laboratories Private Ltd.; and MSN Pharmaceuticals Inc. The following U.S. patents are included in one or more cases: 8,791,122 and 9,284,280. In November 2023, the Company entered into a confidential settlement agreement with Alembic Pharmaceuticals Limited and Alembic Pharmaceuticals Inc.
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz Inc.; Hikma Pharmaceuticals Inc. USA; Hikma Pharmaceuticals PLC; and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260.
STELARA
In November 2023, Biocon Biologics Inc. filed a Petition for Inter Partes Review with the USPTO seeking review of U.S. Patent No. 10,961,307 related to methods of treating ulcerative colitis with ustekinumab.
MedTech
In March 2016, Abiomed, Inc. (Abiomed) filed a declaratory judgment action against Maquet Cardiovascular LLC (Maquet) in U.S. District Court for the District of Massachusetts seeking a declaration that the Impella does not infringe certain Maquet patents, currently U.S. Patent Nos. 7,022,100 (’100); 8,888,728; 9,327,068; 9,545,468; 9,561,314; and 9,597,437. Maquet counterclaimed for infringement of each of those patents. After claim construction, Maquet alleged infringement of only the ’100 patent. In September 2021, the court granted Abiomed’s motion for summary judgment of non-infringement of the ’100 patent, and in September 2023, the district court entered final judgment in favor of Abiomed on all patents-in-suit. Maquet appealed.
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
In February 2024, a putative class action was filed against the Company, the Pension & Benefits Committee of Johnson & Johnson, and certain named officers and employees, in United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief.
MedTech
In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial was held in January 2024 and the decision is pending.

2023 Annual Report	99

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
In June 2022, Genmab A/S filed a Notice for Arbitration with International Institute for Conflict Prevention and Resolution (CPR) against Janssen Biotech, Inc. seeking milestones and an extended royalty term for Darzalex FASPRO. In April 2023, the Arbitration Panel ruled in Janssen's favor and dismissed Genmab’s claims. In January 2024, Genmab’s appeal of this dismissal was denied.
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
In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively “Janssen”) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through the Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief.
In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al. (EBSI) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims. The hearing is scheduled for July 2024.

20. Restructuring
In fiscal 2023, the Company commenced restructuring actions within its Innovative Medicine and MedTech segments. The amounts and details of the current year programs are included below.
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expenses of $479 million in the fiscal year 2023, included the termination of partnered and non-partnered development program costs and asset impairments. The estimated costs of these total activities is between $500 million - $600 million and is expected to be completed by the end of fiscal year 2024.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within the MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $319 million in the fiscal year 2023 primarily included inventory and instrument charges related to market and product exits. The estimated costs of the total program are between $700 million - $800 million and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for the fiscal year 2023:

(Pre-tax Dollars in Millions)	2023
Innovative Medicine Segment(1)	$479
MedTech Segment(2)	319
Total Programs	$798
(1)Included $449 million in Restructuring and $30 million in Cost of products sold on the Consolidated Statement of Earnings
(2)Included $40 million in Restructuring and $279 million in Cost of products sold on the Consolidated Statement of Earnings
Restructuring reserves as of December 31, 2023 and January 1, 2023 were insignificant.

2023 Annual Report	101

21. Kenvue separation and discontinued operations
On May 8, 2023, Kenvue, completed an initial public offering (the IPO) resulting in the issuance of 198,734,444 shares of its common stock, par value $0.01 per share (the “Kenvue Common Stock”), at an initial public offering of $22.00 per share for net proceeds of $4.2 billion. The excess of the net proceeds from the IPO over the net book value of the Johnson & Johnson divested interest was $2.5 billion and was recorded to additional paid-in capital. As of the closing of the IPO, Johnson & Johnson owned approximately 89.6% of the total outstanding shares of Kenvue Common Stock and at July 2, 2023, the non-controlling interest of $1.3 billion associated with Kenvue was reflected in equity attributable to non-controlling interests in the consolidated balance sheet in the fiscal second quarter of 2023.
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owns 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023. Subsequent changes are reflected in other income/expense and amounted to $0.4 billion expense through December 31, 2023.
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
Amounts related to the TSAs and TMAs included in the consolidated statements of earnings were immaterial for the fiscal year 2023. Additionally, the amounts due to and from Kenvue for the above agreements was not material as of December 31, 2023.
The results of the Consumer Health business (previously reported as a separate business segment), as well as the associated gain, have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes. Prior periods have been recast to reflect this presentation. As a result of the separation of Kenvue, Johnson & Johnson incurred separation costs of $986 million, $1,089 million and $67 million in the fiscal years 2023, 2022 and 2021, respectively, which are also included in Net earnings from discontinued operations, net of taxes. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to separation activities. In the fiscal 2022, as part of the planned separation of the Company’s Consumer Health business, the Company recognized approximately $0.5 billion in net incremental tax costs. As of January 1, 2023, the assets and liabilities associated with the Consumer Health business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets.

Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

(Dollars in Millions)	2023(1)	2022	2021
Sales to customers	$10,036	14,953	15,035
Cost of products sold	4,369	6,494	6,452
Gross profit	5,667	8,459	8,583
Selling, marketing and administrative expenses	3,085	4,519	4,542
Research and development expense	258	468	437
Interest Income	(117)	—	—
Interest expense, net of portion capitalized	199	—	—
Other (income) expense, net	1,092	1,060	(37)
(Gain) on separation of Kenvue	(20,984)	—	—
Restructuring	—	46	43
Earnings from Discontinued Operations Before Provision for Taxes on Income	22,134	2,366	3,598
Provision for taxes on income	307	795	521
Net earnings from Discontinued Operations	$21,827	1,571	3,077
(1)The Company ceased consolidating the results of the Consumer Health business on August 23, 2023, the date of the exchange offer, but continued to reflect any separation costs incurred as part of discontinued operations through the end of the fiscal fourth quarter.
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

(Dollars in Millions)	2023(1)	2022	2021
Depreciation and Amortization	$383	641	739
Capital expenditures	$162	303	314

2023 Annual Report	103

Details of assets and liabilities of discontinued operations were as follows:

January 1, 2023
Assets
Cash and cash equivalents	$1,238
Accounts receivable trade, less allowances for doubtful accounts	2,121
Inventories	2,215
Prepaid expenses and other receivables	256
Total current assets of discontinued operations	5,830
Property, plant and equipment, net	1,821
Intangible assets, net	9,836
Goodwill	9,184
Deferred taxes on income	176
Other assets	390
Total noncurrent assets of discontinued operations	$21,407

Liabilities
Loans and notes payable	$15
Accounts payable	1,814
Accrued liabilities including accrued taxes on income	644
Accrued rebates, returns and promotions	838
Accrued compensation and employee related obligations	279
Total current liabilities of discontinued operations	3,590
Long-term debt	2
Deferred taxes on income	2,383
Employee related obligations	225
Other liabilities	291
Total noncurrent liabilities of discontinued operations	$2,901

22. Selected quarterly financial data (unaudited)
Selected unaudited quarterly financial data has been recast for discontinued operations for the years 2023 and 2022 and is summarized below:

	2023				2022
(Dollars in Millions Except Per Share Data)	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)	First Quarter(4)	Second Quarter	Third Quarter	Fourth Quarter(5)
Segment sales to customers
Innovative Medicine	$13,413	13,731	13,893	13,722	12,869	13,317	13,214	13,163
MedTech	7,481	7,788	7,458	7,673	6,971	6,898	6,782	6,776
Total sales	20,894	21,519	21,351	21,395	19,840	20,215	19,996	19,939
Gross profit	14,207	15,057	14,745	14,597	13,822	13,893	13,824	13,855
Earnings (Loss) before provision for taxes on income	(1,287)	6,306	5,217	4,826	5,203	5,144	5,172	3,840
Net earnings (loss) from continuing operations	(491)	5,376	4,309	4,132	4,571	4,262	4,310	3,227
Net earnings (loss) from discontinued operations, net of tax	423	(232)	21,719	(83)	578	552	148	293
Net earnings (loss)	(68)	5,144	26,028	4,049	5,149	4,814	4,458	3,520
Basic net earnings(loss) per share:
Basic net earnings (loss) per share from continuing operations	(0.19)	2.07	1.71	1.71	1.74	1.62	1.64	1.24
Basic net earnings (loss) per share from discontinued operations	0.16	(0.09)	8.61	(0.03)	0.22	0.21	0.06	0.11
Basic net earnings (loss) per share	(0.03)	1.98	10.32	1.68	1.96	1.83	1.70	1.35
Diluted net earnings (loss) per share:
Diluted net earnings (loss) per share from continuing operations	(0.19)	2.05	1.69	1.70	1.71	1.60	1.62	1.22
Diluted net earnings (loss) per share from discontinued operations	0.16	(0.09)	8.52	(0.03)	0.22	0.20	0.06	0.11
Diluted net earnings (loss) per share	(0.03)	1.96	10.21	1.67	1.93	1.80	1.68	1.33
(1)The fiscal first quarter of 2023 includes a $6.9 billion charge related to talc matters.
(2)The fiscal third quarter of 2023 includes; a non-cash gain on the exchange offer of $21.0 billion that was recorded in Net earnings from discontinued operations, net of taxes; $0.6 billion related to the unfavorable change in the fair value of the retained stake in Kenvue and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.
(3)The fourth quarter of 2023 includes favorable changes in the fair value of securities of $0.4 billion
(4)In the fiscal first quarter of 2022, the Company recorded an intangible asset impairment charge of approximately $0.6 billion related to an in-process research and development asset, bermekimab (JnJ-77474462).
(5)The fiscal fourth quarter of 2022 includes one-time COVID-19 Vaccine related exit costs of $0.8 billion.

2023 Annual Report	105

Report of independent registered public accounting firm
To the Board of Directors and Shareholders of Johnson & Johnson
Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
U.S. pharmaceutical rebate reserves – managed care, medicare and medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued Rebates, Returns, and Promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical goods within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $11.5 billion as of December 31, 2023. For significant rebate programs, which include the U.S. Managed Care, Medicare and Medicaid rebate programs, rebates and discounts estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S. pharmaceutical market.
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
Litigation contingencies – talc
As described in Notes 1 and 19 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. Management continues to believe that the Company has strong legal grounds to contest the talc verdicts it has appealed. Notwithstanding management’s confidence in the safety of the Company’s talc products, in certain circumstances the Company has settled cases. The Company has recognized a total provision of approximately $9 billion, of which approximately one-third is recorded as a current liability and which encompasses actual and contemplated settlements. The recorded amount remains the Company's best estimate of probable loss after the dismissal. The parties have not yet reached a full resolution of all talc matters and the Company is unable to estimate the possible loss or range of loss beyond the remaining amount accrued.
The principal considerations for our determination that performing procedures relating to the talc litigation is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred, when determining whether a reasonable estimate of the loss or range of loss for the future and existing talc claims can be made, and when determining the timing of any settlement payments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of the loss contingencies associated with this litigation.

2023 Annual Report	107

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of the talc litigation, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) gaining an understanding of the Company’s process around the accounting and reporting for the talc litigation; (ii) obtaining and evaluating certain executed settlement agreements related to the talc litigation (iii) discussing the status of significant known actual and potential litigation and settlements activity with the Company’s in-house legal counsel, as well as external counsel when deemed necessary; (iv) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel for significant litigation; (v) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (vi) evaluating the sufficiency of the Company’s litigation contingencies disclosures.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 16, 2024
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ J. Duato	/s/ J. J. Wolk
Joaquin Duato	Joseph J. Wolk
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

2023 Annual Report	109

Shareholder return performance graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending December 31, 2023, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2018 and December 31, 2013 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

5-year CAGR
J&J	6.8%
S&P 500	15.7%
S&P Pharm	11.1%
S&P H/C Equip	9.9%

	2018	2019	2020	2021	2022	2023
Johnson & Johnson	$100.00	$116.21	$128.82	$143.57	$152.14	$139.05
S&P 500 Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
S&P Pharmaceutical Index	$100.00	$115.09	$123.75	$155.62	$168.77	$169.33
S&P Healthcare Equipment Index	$100.00	$129.32	$152.12	$181.56	$147.32	$160.64

10 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

10-year CAGR
J&J	8.4%
S&P 500	12.0%
S&P Pharm	10.1%
S&P H/C Equip	13.3%

	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Johnson & Johnson	$100.00	$117.34	$118.69	$136.88	$170.29	$161.54	$187.73	$208.10	$231.92	$245.76	$224.62
S&P 500 Index	$100.00	$113.67	$115.23	$129.00	$157.15	$150.24	$197.53	$233.85	$300.91	$246.37	$311.06
S&P Pharmaceutical Index	$100.00	$122.22	$129.29	$127.27	$143.27	$154.86	$178.23	$191.64	$240.99	$261.37	$262.23
S&P Healthcare Equipment Index	$100.00	$126.28	$133.82	$142.50	$186.53	$216.82	$280.39	$329.83	$393.66	$319.42	$348.30

2023 Annual Report	111

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
Reports on internal control over financial reporting. The information called for by this item is incorporated herein by reference to Management’s report on internal control over financial reporting, and the attestation regarding internal controls over financial reporting included in the report of independent registered public accounting firm included in Item 8 of this Report.
Changes in internal control over financial reporting.  During the fiscal quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.
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
Item 9B. Other information
Securities trading plans of Directors and Executive Officers. During the fiscal fourth quarter of 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance
The information called for by this item is incorporated herein by reference to the discussion of the Audit Committee under the caption Item 1. Election of Directors - Board committees; and the material under the captions Item 1. Election of Directors and, if applicable, Delinquent Section 16(a) reporting in the Proxy Statement; and the material under the caption “Executive Officers of the Registrant” in Part I of this Report.
The Company’s Code of Business Conduct, which covers all employees (including the Chief Executive Officer, Chief Financial Officer and Controller), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Business Conduct is available on the Company’s website at www.jnj.com/code-of-business-conduct, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Code of Business Conduct or any waiver of the Code granted to the Chief Executive Officer, the Chief Financial Officer or the Controller will be posted on the Company’s website at www.jnj.com/code-of-business-conduct within five business days (and retained on the website for at least one year).
In addition, the Company has adopted a Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers. The Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers is available on the Company’s website at www.investor.jnj.com/governance/corporate-governance-overview/code-of-business-conduct--ethics, and copies are available to shareholders without charge upon written request to the Secretary at the Company’s principal executive offices. Any substantive amendment to the Code or any waiver of the Code granted to any member of the Board of Directors or any executive officer will be posted on the Company’s website at www.investor.jnj.com/governance/corporate-governance-overview/code-of-business-conduct--ethics within five business days (and retained on the website for at least one year).
Item 11. Executive compensation
The information called for by this item is incorporated herein by reference to the material under the captions Item 1. Election of Directors – Director compensation, and Item 2. Compensation Committee report, Compensation discussion and analysis and Executive compensation tables in the Proxy Statement.
The material incorporated herein by reference to the material under the caption Compensation Committee report in the Proxy Statement shall be deemed furnished, and not filed, in this Report and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information called for by this item is incorporated herein by reference to the material under the caption Item 1. Stock ownership in the Proxy Statement; and Note 16 Common stock, stock option plans and stock compensation agreements of the Notes to Consolidated Financial Statements in Item 8 of this Report.

2023 Annual Report	113

Equity compensation plan information
The following table provides certain information as of December 31, 2023 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	127,211,785	$123.41	130,112,007
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	127,211,785	$123.41	130,112,007
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
Item 13. Certain relationships and related transactions, and director independence
The information called for by this item is incorporated herein by reference to the material under the captions Item 1. Election of Directors - Related person transactions & Director independence in the Proxy Statement.
Item 14. Principal accountant fees and services
The information called for by this item is incorporated herein by reference to the material under the caption Item 3. Ratification of appointment of independent registered public accounting firm in the Proxy Statement.

Part IV
Item 15. Exhibits and financial statement schedules
The following documents are filed as part of this report:
1.Financial Statements
Consolidated balance sheets at end of fiscal years 2023 and 2022
Consolidated statements of earnings for fiscal years 2023, 2022 and 2021
Consolidated statements of comprehensive income for Fiscal Years 2023, 2022 and 2021
Consolidated statements of equity for fiscal years 2023, 2022 and 2021
Consolidated statements of cash flows for fiscal years 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Report of independent registered public accounting firm
All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes.
2.Exhibits required to be filed by item 60l of regulation S-K
The information called for by this item is incorporated herein by reference to the Exhibit Index in this Report.
Item 16. Form 10-K summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

2023 Annual Report	115

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 16, 2024

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. Duato
J. Duato, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Duato	Chairman of the Board	February 16, 2024
J. Duato	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 16, 2024
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 16, 2024
R. J. Decker Jr.	(Principal Accounting Officer)

/s/ D. Adamczyk	Director	February 16, 2024
D. Adamczyk

/s/ M. C. Beckerle	Director	February 16, 2024
M. C. Beckerle

/s/ D. S. Davis	Director	February 16, 2024
D. S. Davis

/s/ J. A. Doudna	Director	February 16, 2024
J. A. Doudna

Signature	Title	Date

/s/ M. A. Hewson	Director	February 16, 2024
M. A. Hewson

/s/ P. A. Johnson	Director	February 16, 2024
P. A. Johnson

/s/ H. Joly	Director	February 16, 2024
H. Joly

/s/ M. B. McClellan	Director	February 16, 2024
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 16, 2024
A. M. Mulcahy

/s/ M. A. Weinberger	Director	February 16, 2024
M. A. Weinberger

/s/ N. Y. West	Director	February 16, 2024
N. Y. West

/s/ E. A. Woods	Director	February 16, 2024
E. A. Woods

2023 Annual Report	117

Exhibit index

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
2(i)	Agreement and Plan of Merger, dated as of October 31, 2022, by and among Johnson & Johnson, Athos Merger Sub, Inc. and ABIOMED, Inc. – Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report filed November 1, 2022.†
3(i)	Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.
3(ii)	Certificate of Amendment to the Certificate of Incorporation of Johnson & Johnson effective April 30, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed April 29, 2020.
3(iii)	By-Laws of the Company, as amended effective June 9, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed June 10, 2020.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
4(b)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed August 12, 2020.
10(a)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed on March 15, 2012.*
10(b)	Form of Stock Option Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(c)	Form of Restricted Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(d)	Form of Performance Share Unit Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(e)	Global NonQualified Stock Option Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(f)	Global Restricted Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(g)	Global Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(h)	Global Restricted Share Unit Award Agreement granted to John Reed on May 1, 2023 under the 2022 Long-Term Incentive Plan — Filed with this document.*
10(i)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10(j)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10(k)	2009 Certificates of Long-Term Performance Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 27, 2009.*
10(l)	Amended and Restated Deferred Fee Plan for Directors (Amended as of January 17, 2012) — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 2012.*

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(m)	The Johnson & Johnson Executive Income Deferral Plan Amended and Restated Effective January 1, 2010 — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(n)	The Johnson & Johnson Excess Savings Plan (amended and restated as of January 1, 2022) — Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 1, 2023.*
10(o)	Excess Benefit Plan of Johnson & Johnson and Affiliated Companies (amended and restated as of January 1, 2020) — incorporated by reference to Exhibit 10(n) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2021.*
10(p)**	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
10(q)	Executive Life Plan Agreement Closure Letter — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2015.*
10(r)	2022 Long-Term Incentive Plan — Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on March 16, 2022.*
10(s)	Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*
10(t)	First Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 28, 2015.*
10(u)	Second Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10(x) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2016.*
10(v)	Contingent Value Rights Agreement, dated as of December 22, 2022, by and between Johnson & Johnson and American Stock Transfer & Trust Company, LLC – Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 22, 2022.†
10(w)	Separation Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(x)	Tax Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(y)	Employee Matters Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(z)	Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(aa)	Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc.
10(ab)	Transition Services Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(ac)	Transition Manufacturing Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(ad)	Registration Rights Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc.
10(ae)	Johnson & Johnson Deferred Compensation Plan*
10(af)	Global Performance Share Unit Award Agreement*

2023 Annual Report	119

Reg. S-K
Exhibit Table	Description
Item No.	of Exhibit
10(ag)	Global Restricted Share Unit Award Agreement*
10(ah)	Global Nonqualified Stock Option Award Agreement*
10(ai)	Amendment One to the Johnson & Johnson Excess Savings Plan (amended and restated effective as of January 1, 2022) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*
10(aj)	Johnson & Johnson Executive Incentive Plan (Amended as of September 7, 2023) — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*
19	Johnson & Johnson Stock Trading Policy for Directors, Executive Officers and Insiders (Amended as of April 27, 2023) — Filed with this document.
21	Subsidiaries — Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
97	Johnson & Johnson Clawback Policy (effective as of August 8, 2023) — Filed with this document.
Exhibit 101:
EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan.
**	Paper filing.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
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

