Form 10-Q
period 2024-03-31
JOHNSON & JOHNSON
filed 2024-05-01
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024

or

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
On April 25, 2024, 2,406,679,183 shares of Common Stock, $1.00 par value, were outstanding.

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
Risks related to healthcare market trends and the realization of benefits from the Company's strategic initiatives
•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants, trends toward managed care, the shift toward governments increasingly becoming the primary payors of healthcare expenses, significant new entrants to the healthcare markets seeking to reduce costs and government pressure on companies to voluntarily reduce costs and price increases;
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

Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (Note 4)	$25,473	21,859
Marketable securities	745	1,068
Accounts receivable, trade, less allowances $162 (2023, $166)	14,946	14,873
Inventories (Note 2)	11,383	11,181
Prepaid expenses and other	4,455	4,514
Total current assets	57,002	53,495
Property, plant and equipment at cost	47,585	47,776
Less: accumulated depreciation	(27,953)	(27,878)
Property, plant and equipment, net	19,632	19,898
Intangible assets, net (Note 3)	34,286	34,175
Goodwill (Note 3)	36,616	36,558
Deferred taxes on income (Note 5)	10,305	9,279
Other assets	14,125	14,153
Total assets	$171,966	167,558
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$8,550	3,451
Accounts payable	8,174	9,632
Accrued liabilities	10,323	10,212
Accrued rebates, returns and promotions	16,182	16,001
Accrued compensation and employee related obligations	2,178	3,993
Accrued taxes on income (Note 5)	3,318	2,993
Total current liabilities	48,725	46,282
Long-term debt (Note 4)	25,082	25,881
Deferred taxes on income (Note 5)	3,172	3,193
Employee related obligations (Note 6)	7,019	7,149
Long-term taxes payable (Note 5)	2,881	2,881
Other liabilities	15,067	13,398
Total liabilities	$101,946	98,784
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(10,768)	(12,527)
Retained earnings and Additional paid-in capital	153,378	153,843
Less: common stock held in treasury, at cost (713,120,000 and 712,765,000 shares)	75,710	75,662
Total shareholders’ equity	$70,020	68,774
Total liabilities and shareholders’ equity	$171,966	167,558
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	March 31, 2024	Percent to Sales	April 2, 2023		Percent to Sales
Sales to customers (Note 9)	$21,383	100.0%	$20,894		100.0%
Cost of products sold	6,511	30.4	6,687		32.0
Gross profit	14,872	69.6	14,207		68.0
Selling, marketing and administrative expenses	5,257	24.6	4,906		23.5
Research and development expense	3,542	16.6	3,455		16.6
In-process research and development impairments	—	—	49		0.2
Interest income	(364)	(1.7)	(198)		(0.9)
Interest expense, net of portion capitalized	155	0.7	212		1.0
Other (income) expense, net	2,404	11.2	6,940		33.2
Restructuring (Note 12)	164	0.8	130		0.6
Earnings (loss) before provision for taxes on income	3,714	17.4	(1,287)		(6.2)
Provision for (benefit from) taxes on income (Note 5)	459	2.2	(796)		(3.9)
Net earnings (loss) from continuing operations	3,255	15.2%	(491)		(2.3)%
Net earnings from discontinued operations, net of tax	—		423
Net earnings (loss)	$3,255		$(68)
Net earnings (loss) per share (Note 8)
Continuing operations - basic	$1.35		$(0.19)
Discontinued operations - basic	—		0.16
Total net earnings (loss) per share - basic	$1.35		$(0.03)
Continuing operations - diluted	$1.34		$(0.19)
Discontinued operations - diluted	—		0.16
Total net earnings (loss) per share - diluted	$1.34		$(0.03)
Avg. shares outstanding
Basic	2,408.2		2,605.5
Diluted	2,430.1		2,605.5	*
See Notes to Consolidated Financial Statements
* Basic shares used when in a loss position from continuing operations
Prior year results have been recast to reflect the continuing operations of Johnson & Johnson

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	March 31, 2024	April 2, 2023
Net earnings / (Loss)	$3,255	(68)

Other comprehensive income (loss), net of tax
Foreign currency translation	2,123	(181)

Securities:
Unrealized holding gain (loss) arising during period	2	17
Reclassifications to earnings	—	—
Net change	2	17

Employee benefit plans:
Prior service cost amortization during period	(238)	(35)
Gain (loss) amortization during period	290	(33)
Net change	52	(68)

Derivatives & hedges:
Unrealized gain (loss) arising during period	(167)	570
Reclassifications to earnings	(251)	3
Net change	(418)	573

Other comprehensive income (loss)	1,759	341

Comprehensive income	$5,014	273

See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

The tax effects in other comprehensive income/(loss) for the fiscal first quarter were as follows for 2024 and 2023, respectively: Foreign Currency Translation: $619 million and $234 million; Securities: $1 million and $5 million; Employee Benefit Plans: $42 million and $22 million; Derivatives & Hedges: $111 million and $154 million.

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal First Quarter Ended March 31, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	3,255	3,255	—	—	—
Cash dividends paid ($1.19 per share)	(2,869)	(2,869)	—	—	—
Employee compensation and stock option plans	577	(851)	—	—	1,428
Repurchase of common stock	(1,475)	—	—	—	(1,475)
Other	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	1,759	—	1,759	—	—
Balance, March 31, 2024	$70,020	153,378	(10,768)	3,120	(75,710)

Fiscal First Quarter Ended April 2, 2023

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)
Net earnings	(68)	(68)	—	—	—
Cash dividends paid ($1.13 per share)	(2,942)	(2,942)	—	—	—
Employee compensation and stock option plans	295	(777)	—	—	1,072
Repurchase of common stock	(3,537)	—	—	—	(3,537)
Other	(24)	—	—	—	(24)
Other comprehensive income (loss), net of tax	341	—	341	—	—
Balance, April 2, 2023	$70,869	124,558	(12,626)	3,120	(44,183)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities
Net earnings/(Loss)	$3,255	(68)
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,815	1,880
Stock based compensation	302	306
Asset write-downs	185	426
Net gain on sale of assets/businesses	—	(8)
Deferred tax provision	(1,562)	(1,543)
Credit losses and accounts receivable allowances	—	1
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(279)	(54)
Increase in inventories	(348)	(524)
Decrease in accounts payable and accrued liabilities	(2,483)	(2,572)
Decrease/(Increase) in other current and non-current assets	3,199	(915)
(Decrease)/Increase in other current and non-current liabilities	(427)	6,328

Net cash flows from operating activities	3,657	3,257

Cash flows from investing activities
Additions to property, plant and equipment	(807)	(863)
Proceeds from the disposal of assets/businesses, net (Note 10)	210	40
Acquisitions, net of cash acquired (Note 10)	(1,811)	—
Purchases of investments	(630)	(3,774)
Sales of investments	979	7,766
Credit support agreements activity, net	1,600	158
Other (including capitalized licenses and milestones)	(5)	(12)

Net cash (used by)/ from investing activities	(464)	3,315

Cash flows from financing activities
Dividends to shareholders	(2,869)	(2,942)
Repurchase of common stock	(1,475)	(3,537)
Proceeds from short-term debt	5,263	11,094
Repayment of short-term debt	(890)	(5,388)
Proceeds from long-term debt, net of issuance costs	2	7,674
Repayment of long-term debt	(1)	(500)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	195	(11)
Credit support agreements activity, net	228	(13)
Other	93	(239)

Net cash flows from financing activities	546	6,138

Form 10-Q	5

	Fiscal Three Months Ended
	March 31, 2024	April 2, 2023

Effect of exchange rate changes on cash and cash equivalents	(125)	28
Increase in cash, cash equivalents and restricted cash	3,614	12,738
Cash and cash equivalents from continuing operations, beginning of period	21,859	12,889
Cash and cash equivalents from discontinued operations, beginning of period	—	1,238
Cash and Cash equivalents beginning of period	21,859	14,127

Cash and cash equivalents from continuing operations, end of period	25,473	25,188
Cash and cash equivalents from discontinued operations, end of period	—	1,677
Cash, cash equivalents and restricted cash, end of period	$25,473	26,865

Acquisitions
Fair value of assets acquired	$1,899	—
Fair value of liabilities assumed	(88)	—
Net cash paid for acquisitions	$1,811	—
See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

Notes to consolidated financial statements
Note 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
New accounting standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal first quarter of 2024.
Recently issued accounting standards
Not adopted as of March 31, 2024
ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

There were no new material accounting standards issued in the fiscal first quarter of 2024.
Supplier finance program obligations
The Company has agreements for supplier finance programs with third-party financial institutions. These programs provide participating suppliers the ability to finance payment obligations from the Company with the third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due, and scheduled payment dates (which have general payment terms of 90 days), are not affected by a participating supplier’s decision to participate in the program.
As of March 31, 2024, and December 31, 2023, $0.6 billion and $0.7 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Form 10-Q	7

Note 2 — Inventories

(Dollars in Millions)	March 31, 2024	December 31, 2023
Raw materials and supplies	$2,331	2,355
Goods in process	2,172	1,952
Finished goods	6,880	6,874
Total inventories	$11,383	11,181
Note 3 — Intangible assets and goodwill
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2023. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	March 31, 2024	December 31, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$39,198	40,417
Less accumulated amortization	(24,826)	(24,808)
Patents and trademarks — net	14,372	15,609
Customer relationships and other intangibles — gross	19,930	20,322
Less accumulated amortization	(12,742)	(12,685)
Customer relationships and other intangibles — net(1)	7,188	7,637
Intangible assets with indefinite lives:
Trademarks	1,649	1,714
Purchased in-process research and development	11,077	9,215
Total intangible assets with indefinite lives	12,726	10,929
Total intangible assets — net	$34,286	34,175
(1)The majority is comprised of customer relationships
Goodwill as of March 31, 2024 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 31, 2023	$10,407	26,151	36,558
Goodwill, related to acquisitions	290	—	290
Goodwill, related to divestitures	—	—	—
Currency translation/Other	(145)	(87)	(232)
Goodwill at March 31, 2024	$10,552	26,064	36,616

The weighted average amortization period for patents and trademarks is approximately 11 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 18 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.1 billion and $1.1 billion for the fiscal first quarters ended March 31, 2024 and April 2, 2023, respectively. Intangible asset write-downs are included in Other (income) expense, net.

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of March 31, 2024, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $2.2 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of March 31, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $43.2 billion, $39.6 billion and $10.0 billion, respectively. As of December 31, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.7 billion and $10.0 billion, respectively.
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
The Company designated its Euro denominated notes with due dates ranging from 2024 to 2035 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
As of March 31, 2024, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $795 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Form 10-Q	9

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended March 31, 2024 and April 2, 2023, net of tax:

	March 31, 2024					April 2, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	8	—	—	—	—	169	—
Derivatives designated as hedging instruments	—	—	—	(8)	—	—	—	—	(169)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	34	—	—	—	—	34	—
Amount of gain or (loss) recognized in AOCI	—	—	—	34	—	—	—	—	34	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	165	4	—	(2)	12	(146)	(13)	—	2

Amount of gain or (loss) recognized in AOCI	(3)	(19)	22	—	4	24	145	(36)	—	(14)

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	49	—	—	—	—	108	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(205)	—	—	—	—	417	—

As of March 31, 2024, and December 31, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term Debt	$8,871	8,862	(1,205)	(1,216)
The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters ended 2024 and 2023:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		March 31, 2024	April 2, 2023
Foreign Exchange Contracts	Other (income) expense	25	(31)

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2024 and 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	March 31, 2024	April 2, 2023		March 31, 2024	April 2, 2023
Debt	$84	(77)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$728	690	Interest (income) expense	—	—

Form 10-Q	11

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
The following table is a summary of the activity related to equity investments:

	December 31, 2023			March 31, 2024
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	Sales/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value*	$4,473	30	(17)	4,486	4,486

Equity Investments without readily determinable value	$696	23	(12)	707	707
(1)Recorded in Other (income)/expense, net
(2)Other includes impact of currency
* Includes the 9.5% remaining stake in Kenvue and the unfavorable change in the fair value of the investment.
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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	499	—	499	539
Interest rate contracts(2)	—	1,202	—	1,202	988
Total	—	1,701	—	1,701	1,527
Liabilities:
Forward foreign exchange contracts	—	401	—	401	624
Interest rate contracts(2)	—	3,543	—	3,543	5,338
Total	—	3,944	—	3,944	5,962
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	21	—	21	64
Liabilities:
Forward foreign exchange contracts	—	36	—	36	75
Other Investments:
Equity investments(3)	4,486	—	—	4,486	4,473
Debt securities(4)	—	9,346	—	9,346	8,874
Other Liabilities
Contingent consideration(5)	$—	—	1,114	1,114	1,092

Gross to Net Derivative Reconciliation	March 31, 2024	December 31, 2023
(Dollars in Millions)
Total Gross Assets	$1,722	1,591
Credit Support Agreement (CSA)	(1,681)	(1,575)
Total Net Asset	41	16

Total Gross Liabilities	3,980	6,037
Credit Support Agreement (CSA)	(3,882)	(5,604)
Total Net Liabilities	$98	433

Summarized information about changes in liabilities for contingent consideration for the fiscal first quarters ended March 31, 2024 and April 2, 2023 is as follows:

	March 31, 2024	April 2, 2023
(Dollars in Millions)
Beginning Balance	$1,092	1,120
Changes in estimated fair value(6)	22	23
Additions	—	—
Payments	—	(1)
Ending Balance	$1,114	1,142
(1)2023 assets and liabilities are all classified as Level 2 with the exception of equity investments of $4,473 million, which are classified as Level 1 and contingent consideration of $1,092 million, classified as Level 3.
(2)Includes cross currency interest rate swaps and interest rate swaps.

Form 10-Q	13

(3)Classified as non-current other assets.
(4)Classified within cash equivalents and current marketable securities.
(5)Classified as non-current other liabilities as of March 31, 2024 and December 31, 2023, respectively.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of March 31, 2024 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,410	—	3,410	3,410	—
U.S. Gov't securities	96	—	96	96	—
Non-U.S. sovereign securities	324	—	324	324	—
U.S. reverse repurchase agreements	7,892	—	7,892	7,892	—
Corporate debt securities(1)	702	—	702	588	114
Money market funds	3,822	—	3,822	3,822	—
Time deposits(1)	626	—	626	626	—
Subtotal	16,872	—	16,872	16,758	114

U.S. Gov’t securities	9,064	—	9,064	8,665	399
U.S. Gov’t Agencies	41	2	43	—	43
Other sovereign securities	2	—	2	—	2
Corporate debt securities	237	—	237	50	187
Subtotal available for sale debt(2)	$9,344	2	9,346	8,715	631
Total cash, cash equivalents and current marketable securities	$26,216	2	26,218	25,473	745
(1)Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2)Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.
As of the fiscal year ended December 31, 2023, the carrying amount was approximately the same as the estimated fair value.
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
The contractual maturities of the available for sale securities as of March 31, 2024 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$9,331	9,333
Due after one year through five years	13	13
Due after five years through ten years	—	—
Total debt securities	$9,344	9,346

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of March 31, 2024:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$8,550	8,533

Non-Current Debt
0.55% Notes due 2025	974	940
2.46% Notes due 2026	1,998	1,917
2.95% Notes due 2027	907	958
0.95% Notes due 2027	1,434	1,337
2.90% Notes due 2028	1,497	1,422
1.150% Notes due 2028 (750MM Euro 1.0809)	807	751
6.95% Notes due 2029	298	339
1.30% Notes due 2030	1,633	1,466
4.95% Debentures due 2033	499	523
4.375% Notes due 2033	854	848
1.650% Notes due 2035 (1.5B Euro 1.0809)	1,610	1,430
3.587% Notes due 2036	862	893
5.95% Notes due 2037	994	1,110
3.625% Notes due 2037	1,354	1,333
3.40% Notes due 2038	993	858
5.85% Debentures due 2038	697	772
4.50% Debentures due 2040	541	530
2.10% Notes due 2040	844	688
4.85% Notes due 2041	297	301
4.50% Notes due 2043	496	481
3.73% Notes due 2046	1,978	1,675
3.75% Notes due 2047	825	829
3.50% Notes due 2048	743	598
2.25% Notes due 2050	816	629
2.45% Notes due 2060	1,064	743
Other	67	67
Total Non-Current Debt	$25,082	23,438
The weighted average effective interest rate on non-current debt is 2.99%.
The excess of the carrying value over the estimated fair value of debt was $1.0 billion at December 31, 2023.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of March 31, 2024 includes $6.3 billion of commercial paper which has a weighted average interest rate of 5.25% and a weighted average maturity of approximately three months.

Form 10-Q	15

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal first quarters of 2024 and 2023 were 12.4% and 61.8%, respectively. The change in the consolidated tax rate as compared to the prior year fiscal first quarter is primarily due to a charge of $6.9 billion in the fiscal first quarter of 2023 and a charge of $2.7 billion in the fiscal first quarter of 2024, both for the talc settlement proposal. Both charges were recorded at an effective U.S. federal and state tax rate of approximately 23% (for further information see Note 11 to the Consolidated Financial Statements).
Additionally in the fiscal first quarter of 2024, the effective tax rate was impacted by legislative changes that went into effect for Pillar Two in some of the Company's foreign jurisdictions. The Company also had tax benefits received from stock-based compensation that were either exercised or vested during each of the fiscal first quarters, as well as a capital loss tax benefit in the fiscal first quarter of 2024.
As of March 31, 2024, the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and in the fiscal first quarter of 2024 has commenced the audit for tax years 2017 through 2020.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2013. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States. However, the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments relating to uncertain tax positions.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal First Quarter Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$224	210	69	68
Interest cost	352	352	52	54
Expected return on plan assets	(642)	(668)	(2)	(1)
Amortization of prior service cost/(credit)	(46)	(46)	—	—
Recognized actuarial (gains)/losses	43	(50)	13	6
Curtailments and settlements	—	—	—	—
Net periodic benefit cost/(credit)	$(69)	(202)	132	127
The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported, including Cost of products sold, Research and development expense, Selling, marketing and administrative expenses, and in the fiscal first quarter of 2023, Net earnings from discontinued operations, net of taxes if related to the separation of Kenvue. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.
Company contributions
For the fiscal three months ended March 31, 2024, the Company contributed $29 million and $3 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 31, 2023	$(10,149)	(1)	(2,000)	(377)	(12,527)
Net change	2,123	2	52	(418)	1,759
March 31, 2024	(8,026)	1	(1,948)	(795)	(10,768)
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

Form 10-Q	17

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal First Quarter Ended
(Shares in Millions)	March 31, 2024	April 2, 2023
Basic net earnings (loss) per share from continuing operations	$1.35	(0.19)
Basic net earnings per share from discontinued operations	—	0.16
Total net earnings (loss) per share - basic	1.35	(0.03)
Average shares outstanding — basic	2,408.2	2,605.5
Potential shares exercisable under stock option plans	87.6	—
Less: shares which could be repurchased under treasury stock method	(65.7)	—
Average shares outstanding — diluted/basic*	2,430.1	2,605.5
Diluted net earnings (loss) per share from continuing operations	1.34	(0.19)
Diluted net earnings per share from discontinuing operations	—	0.16
Total net earnings (loss) per share - diluted	$1.34	(0.03)
The diluted net earnings per share calculation for the fiscal first quarter ended March 31, 2024 excluded 44.2 million shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.
* Basic shares are used to calculate loss per share as use of diluted shares when in a loss position would be anti-dilutive.

.Note 9 — Segments of business and geographic areas
Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two business segments: Innovative Medicine and MedTech. The segment results have been recast for all periods to reflect the continuing operations of the Company.
Sales by segment of business

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change

INNOVATIVE MEDICINE
Immunology
U.S.	$2,453	2,448	0.2%
International	1,794	1,664	7.9
Worldwide	4,247	4,112	3.3
REMICADE
U.S.	266	276	(3.9)
U.S. Exports	27	41	(32.7)
International	141	170	(17.2)
Worldwide	434	487	(10.9)
SIMPONI / SIMPONI ARIA
U.S.	254	271	(6.2)
International	299	266	12.4
Worldwide	554	537	3.0
STELARA
U.S.	1,396	1,451	(3.8)
International	1,055	993	6.2
Worldwide	2,451	2,444	0.3
TREMFYA
U.S.	509	406	25.4
International	299	234	27.9
Worldwide	808	640	26.3
OTHER IMMUNOLOGY
U.S.	0	3	*
International	0	0	—
Worldwide	0	3	*

Infectious Diseases
U.S.	324	392	(17.4)
International	497	1,193	(58.4)
Worldwide	821	1,586	(48.3)
COVID-19 VACCINE
U.S.	0	0	—
International	25	747	(96.6)
Worldwide	25	747	(96.6)
EDURANT / rilpivirine
U.S.	8	9	(10.9)

Form 10-Q	19

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
International	315	271	16.6
Worldwide	323	280	15.7
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	314	378	(16.9)
International	104	99	5.5
Worldwide	418	477	(12.3)
OTHER INFECTIOUS DISEASES
U.S.	2	5	(68.8)
International	52	77	(32.8)
Worldwide	53	82	(35.1)

Neuroscience
U.S.	1,054	978	7.8
International	749	826	(9.3)
Worldwide	1,803	1,804	0.0
CONCERTA / methylphenidate
U.S.	41	70	(41.2)
International	136	136	(0.1)
Worldwide	177	206	(14.1)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	765	713	7.2
International	292	331	(11.8)
Worldwide	1,056	1,044	1.2
SPRAVATO
U.S.	191	111	71.5
International	34	20	76.1
Worldwide	225	131	72.2
OTHER NEUROSCIENCE
U.S.	58	84	(31.1)
International	287	339	(15.5)
Worldwide	345	423	(18.5)

Oncology
U.S.	2,383	1,889	26.2
International	2,430	2,223	9.3
Worldwide	4,814	4,112	17.1
CARVYKTI
U.S.	140	70	99.8
International	16	2	*
Worldwide	157	72	*
DARZALEX
U.S.	1,464	1,191	22.9

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
International	1,228	1,072	14.5
Worldwide	2,692	2,264	18.9
ERLEADA
U.S.	285	249	14.1
International	404	293	38.0
Worldwide	689	542	27.0
IMBRUVICA
U.S.	265	270	(1.5)
International	518	557	(7.0)
Worldwide	784	827	(5.2)
TECVAYLI(1)
U.S.	101	57	76.7
International	33	6	*
Worldwide	133	63	*
ZYTIGA / abiraterone acetate
U.S.	9	16	(41.3)
International	172	229	(24.8)
Worldwide	181	245	(25.9)
OTHER ONCOLOGY
U.S.	119	35	*
International	60	64	(6.1)
Worldwide	178	99	80.2

Pulmonary Hypertension
U.S.	766	600	27.5
International	283	272	4.1
Worldwide	1,049	872	20.2
OPSUMIT
U.S.	356	273	30.4
International	169	167	0.8
Worldwide	524	440	19.1
UPTRAVI
U.S.	392	304	29.0
International	76	58	30.7
Worldwide	468	362	29.2
OTHER PULMONARY HYPERTENSION
U.S.	18	23	(24.6)
International	39	47	(16.9)
Worldwide	56	70	(19.5)

Cardiovascular / Metabolism / Other
U.S.	631	715	(11.7)
International	197	212	(7.0)
Worldwide	829	927	(10.6)

Form 10-Q	21

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
XARELTO
U.S.	518	578	(10.4)
International	—	—	—
Worldwide	518	578	(10.4)
OTHER
U.S.	114	137	(17.1)
International	197	212	(7.0)
Worldwide	311	349	(11.0)

TOTAL INNOVATIVE MEDICINE
U.S.	7,612	7,023	8.4
International	5,950	6,390	(6.9)
Worldwide	13,562	13,413	1.1

MEDTECH
Cardiovascular(2)
U.S.	1,025	863	18.8
International	781	640	22.1
Worldwide	1,806	1,503	20.2
ELECTROPHYSIOLOGY
U.S.	692	571	21.3
International	652	522	24.9
Worldwide	1,344	1,092	23.0
ABIOMED
U.S.	303	264	15.0
International	67	60	12.4
Worldwide	371	324	14.5
OTHER CARDIOVASCULAR(2)
U.S.	30	28	3.3
International	62	58	6.9
Worldwide	92	87	5.7
Orthopaedics
U.S.	1,448	1,363	6.2
International	892	881	1.3
Worldwide	2,340	2,245	4.3
HIPS
U.S.	270	241	12.1
International	152	149	1.7
Worldwide	422	390	8.1
KNEES
U.S.	242	226	6.9
International	160	142	12.3
Worldwide	401	368	9.0

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
TRAUMA
U.S.	504	491	2.8
International	261	267	(2.3)
Worldwide	765	757	1.0
SPINE, SPORTS & OTHER
U.S.	432	406	6.5
International	320	323	(0.9)
Worldwide	752	729	3.2
Surgery
U.S.	987	975	1.2
International	1,429	1,459	(2.0)
Worldwide	2,416	2,434	(0.7)
ADVANCED
U.S.	446	444	0.2
International	641	673	(4.7)
Worldwide	1,087	1,118	(2.8)
GENERAL
U.S.	542	531	2.1
International	788	785	0.3
Worldwide	1,330	1,316	1.0
Vision
U.S.	547	558	(1.8)
International	710	743	(4.4)
Worldwide	1,258	1,300	(3.3)
CONTACT LENSES / OTHER
U.S.	438	444	(1.4)
International	472	509	(7.4)
Worldwide	910	953	(4.6)
SURGICAL
U.S.	110	114	(3.7)
International	238	233	2.2
Worldwide	348	347	0.3

TOTAL MEDTECH
U.S.	4,008	3,759	6.6
International	3,813	3,722	2.4
Worldwide	7,821	7,481	4.5

WORLDWIDE
U.S.	11,620	10,782	7.8
International	9,763	10,112	(3.4)
Worldwide	$21,383	20,894	2.3%
*    Percentage greater than 100% or not meaningful
(1)Previously included in Other Oncology (2) Previously referred to as Interventional Solutions

Form 10-Q	23

Earnings before provision for taxes by segment

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
Innovative Medicine(1)	$4,969	4,402	12.9%
MedTech(2)	1,520	1,409	7.9
Segment earnings before provision for taxes	6,489	5,811	11.7
Less: Expense not allocated to segments (3)	2,775	7,098
Worldwide income (loss) before tax	$3,714	(1,287)
(1)    Innovative Medicine includes:
•Intangible amortization expense of $0.7 billion in both the fiscal first quarter of 2024 and 2023.
•One-time COVID-19 Vaccine related exit costs of $0.4 billion in the fiscal first quarter of 2023.
•A restructuring related charge of $0.1 billion in both the fiscal first quarter of 2024 and 2023.
(2)    MedTech includes:
•Intangible amortization expense of $0.4 billion in both the fiscal first quarter of 2024 and 2023.
(3)    Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal first quarters of 2024 and 2023 include charges for talc matters of $2.7 billion and $6.9 billion, respectively (See Note 11, Legal Proceedings, for additional details).
Sales by geographic area

	Fiscal First Quarter Ended
(Dollars in Millions)	March 31, 2024	April 2, 2023	Percent Change
United States	$11,620	10,782	7.8%
Europe	5,163	5,590	(7.6)
Western Hemisphere, excluding U.S.	1,194	1,076	11.0
Asia-Pacific, Africa	3,406	3,446	(1.1)
Total	$21,383	20,894	2.3%

Note 10 — Acquisitions and divestitures

Subsequent to the fiscal first quarter of 2024, the Company announced that it has entered into a definitive agreement to acquire all outstanding shares of Shockwave Medical, Inc. (Shockwave) (Nasdaq: SWAV), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), for $335.00 per share in cash, corresponding to an enterprise value of approximately $13.1 billion including cash acquired. The results of operations will be included in the MedTech segment as of the acquisition date. The closing of the transaction is expected to occur by mid–year 2024.

On March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total equity value of approximately $2.0 billion, or $1.8 billion net of cash acquired. The Company acquired all of the outstanding shares of Ambrx’s common stock for $28.00 per share through a merger of Ambrx with a subsidiary of the Company. The transaction was accounted for as a business combination and the results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion, which includes deferred taxes of $0.4 billion. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 40% to 70% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 17%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal first quarter of 2024 were not material.
Divestitures
In the fiscal first quarter of 2024, the Company completed the divestiture of Ponvory resulting in approximately $0.2 billion in proceeds.
There were no material acquisitions or divestitures in the fiscal first quarter of 2023.
Note 11 — Legal Proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of March 31, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Form 10-Q	25

In talc cases that have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion. An application for transfer of the case to the Missouri Supreme Court was subsequently denied and in June 2021, a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court, was denied. In June 2021, the Company paid the award, which, including interest, totaled approximately $2.5 billion. The facts and circumstances, including the terms of the award, were unique to the Ingham decision and not representative of other claims brought against the Company. The Company continues to believe that it has strong legal grounds to contest the other talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has settled cases.
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
In October 2021, notwithstanding the Company’s confidence in the safety of its talc products, the Debtor filed a voluntary petition with the United States Bankruptcy Court for the Western District of North Carolina, Charlotte Division, seeking relief under chapter 11 of the Bankruptcy Code (the LTL Bankruptcy Case). All litigation against LTL, Old JJCI, New JJCI, the Company, other of their corporate affiliates, identified retailers, insurance companies, and certain other parties (the Protected Parties) was stayed. The LTL Bankruptcy Case was transferred to the United States Bankruptcy Court for the District of New Jersey. Claimants filed motions to dismiss the LTL Bankruptcy Case and, following a multiple day hearing, the New Jersey Bankruptcy Court denied those motions in March 2022.
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
Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. In July 2023, the court dismissed the LTL 2 Bankruptcy case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims. In September 2023, the Bankruptcy Court entered an order granting LTL leave to seek a direct appeal to the Third Circuit Court of Appeals. In October 2023, the Third Circuit granted LTL’s petition for a direct appeal. Briefing is ongoing.
In October 2023, the Company stated that it was pursuing the following four parallel and alternative pathways to achieve a comprehensive and final resolution of the talc claims: (i) the appeal of the LTL 2 dismissal decision; (ii) pursuing a consensual “prepackaged” bankruptcy case, as “strongly encouraged” by the Bankruptcy Court in its dismissal decision; (iii) aggressively litigating the talc claims in the tort system; and (iv) pursuing affirmative claims against experts for false and defamatory narratives regarding the Company’s talc powder products.
Following the dismissal of LTL 2, new lawsuits were filed, cases across the country that had been stayed were reactivated, and trials have commenced. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery is proceeding with an expectation that a trial will occur in early 2025. In March 2024, the court granted the Company's motion for a renewed Daubert hearing and set a briefing schedule.
On May 1, 2024, the Company commenced a three-month solicitation period of its proposed consensual “prepackaged” chapter 11 bankruptcy plan (the “Proposed Plan”) for the comprehensive and final resolution of all current and future claims related to

26

cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims, in exchange for the payment by the Company of present value of approximately $6.475 billion payable over 25 years (nominal value of approximately $8.4 billion, discounted at a rate of 4.4%). The claims encompassed by the Proposed Plan constitute 99.75% of pending lawsuits against the Company relating to its talc powder products. Mesothelioma and State consumer protection claims are being addressed outside the Proposed Plan. The Company separately has resolved 95% of the mesothelioma lawsuits filed to date, and has agreements in principle to resolve the State claims.
To account for these settlements and the contemplated comprehensive resolution through the Proposed Plan, the Company recorded an incremental charge of approximately $2.7 billion, for a total reserve as of the first fiscal quarter 2024 at a present value of approximately $11 billion (or nominal value of approximately $13.7 billion). Approximately one-third of the reserve is recorded as a current liability. The recorded amount remains the Company's best estimate of probable loss.
During the pendency of the solicitation period, the Company will continue to pursue in parallel the other three previously-announced pathways to resolve the talc claims, including proceeding with the Daubert motions in the MDL.
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
After the confirmation hearing was canceled, Imerys, the Imerys Tort Claimants’ Committee, and the Imerys Future Claimants’ Representative, along with Cyprus, the Cyprus Tort Claimants’ Committee, and the Cyprus Future Claimants’ Representative engaged in mediation. The Bankruptcy Court also authorized Imerys and Cyprus to proceed with mediation with certain of their insurers.
In September 2023, Imerys and Cyprus filed amended plans of reorganization. The amended plans contemplate a similar construct as the prior Imerys and Cyprus Plans, including all talc claims against Imerys and Cyprus (and certain other protected parties) being channeled to a trust along with Imerys’s and Cyprus’s alleged indemnification rights against the Company. In January 2024, Imerys and Cyprus each filed a disclosure statement for its respective Chapter 11 plans. On April 29, 2024, the Company, Imerys and Cyprus reached an agreement in principle on monetary and non-monetary terms to resolve their ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. Fact discovery closed in February 2024 and the Court ordered the parties to mediate. The Court stayed the case pending the mediation, which is scheduled for May 2024.
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

Form 10-Q	27

with prejudice. In February 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit. Plaintiffs filed their opening brief in July 2021. The company filed its responsive brief in October 2021. After the Notice of Suggestion of Bankruptcy was filed with the Ninth Circuit, a stay was imposed, and the Court held the reply deadline in abeyance. In September 2023, the stay lifted. On April 29, 2024, the Ninth Circuit affirmed the District Court's order dismissing the case with prejudice.
In June 2014, the Mississippi Attorney General filed a complaint in Chancery Court of The First Judicial District of Hinds County, Mississippi against the Company and Johnson & Johnson Consumer Companies, Inc. (now known as Johnson & Johnson Consumer Inc.) (collectively, JJCI). The complaint alleges that JJCI violated the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012) and seeks injunctive and monetary relief. In February 2022, the trial court set the case for trial to begin in February 2023. However, in October 2022, the LTL bankruptcy court issued an order staying the case. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. The State requested a new trial setting. Later in April 2023, the trial court set a new trial date for April 2024. The Company filed summary judgment and Daubert motions. The State filed a limited Daubert motion. The parties agreed to the Court's request for mediation. The Company has reached an agreement to resolve this matter.
In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. In March 2022, the New Mexico court denied the Company’s motion to compel the State of New Mexico to engage in discovery of state agencies and denied the Company’s request for interlocutory appeal of that decision. The Company then filed a Petition for Writ of Superintending Control and a Request for a Stay to the New Mexico Supreme Court on the issue of the State of New Mexico’s discovery obligations. In April 2022, in view of the efforts to resolve talc-related claims in the LTL Bankruptcy Case, the Company and the State agreed to a 60-day stay of all matters except for the pending writ before the New Mexico Supreme Court, which expired in June 2022. Thereafter, the Company moved to enjoin prosecution of the case in the LTL Bankruptcy Case. In October 2022, the bankruptcy court issued an order staying the case. In December 2022, the State filed an appeal to the Third Circuit concerning the stay order. Separately, in September 2022, the New Mexico Supreme Court granted the Company's request for a stay pending further briefing on the scope of the State of New Mexico’s discovery obligations. In March 2023, the Third Circuit issued the mandate to dismiss the LTL Bankruptcy Case and in April 2023, the New Jersey Bankruptcy Court dismissed the LTL Bankruptcy Case, effectively lifting the stay as to this matter. While the State notified the New Mexico Supreme Court of the lifted stay of litigation in April 2023, the Court has not taken any action since being notified of the lifting of the stay and it remains in effect. The Company has reached an agreement to resolve this matter.
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
Matters concerning opioids
Beginning in 2014 and continuing to the present, the Company and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in close to 3,500 lawsuits related to the marketing of opioids, including DURAGESIC, NUCYNTA and NUCYNTA ER. The majority of the cases were filed by state and local governments, which were subject to a final settlement in 2021. As of January 2024, the Company and JPI have settled or otherwise resolved the opioid claims advanced by all government entity claimants except the City of Baltimore, a number of school districts, and other claimants. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children born with Neonatal Abstinence Syndrome (NAS); hospitals; and health insurers/payors.
To date, the Company and JPI have litigated two of the cases to judgment and have prevailed in both, either at trial or on appeal.
In July 2021, the Company announced finalization of an agreement to settle all remaining state and subdivision claims for up to $5.0 billion. Approximately 60% of the all-in settlement was paid by the end of fiscal first quarter 2024, and will increase to approximately 75% by fiscal year end 2024.

The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. Counting the private litigant cases, there are approximately 35 remaining opioid cases against the Company and JPI in various state courts, 435 remaining cases in the Ohio MDL, and 4 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs and certain others are scheduled for trial in 2024, 2025, or 2026.
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
In November 2019, a shareholder filed a derivative complaint against the Company as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that the Company has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted the Company’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed appealed the state court’s dismissal order, and briefing on the appeal concluded in October 2022. In February 2024, the appellate court affirmed the dismissal of the shareholder's amended complaint. In March 2024, the shareholder filed a notice of petition for certification with the Supreme Court of New Jersey seeking review of the appellate court's decision.
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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of March 31, 2024:

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	61,490
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	920
Pelvic meshes	6,440
ETHICON PHYSIOMESH Flexible Composite Mesh	230
RISPERDAL	50
ELMIRON	2,150
The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. There may be additional claims that have not yet been filed.

Form 10-Q	29

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
Ethicon Pelvic Mesh
Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, Belgium, France, Ireland, Italy, Spain and Slovenia and class actions in Israel, Australia, Canada and South Africa. The vast majority of these actions are now resolved. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.
Ethicon Physiomesh
Following a June 2016 worldwide market withdrawal of Ethicon Physiomesh Flexible Composite Mesh (Physiomesh), claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company alleging personal injury arising out of the use of this hernia mesh device. Cases filed in federal courts in the United States have been organized as a multi-district litigation (MDL) in the United States District Court for the Northern District of Georgia. A multi-county litigation (MCL) also has been formed in New Jersey state court and assigned to Atlantic County for cases pending in New Jersey. In addition to the matters in the MDL and MCL, there are additional lawsuits pending in the United States District Court for the Southern District of Ohio, which are part of the MDL for polypropylene mesh devices manufactured by C.R. Bard, Inc., and lawsuits pending in two New Jersey MCLs formed for Proceed/Proceed Ventral Patch and Prolene Hernia systems, and lawsuits pending outside the United States. In May 2021, Ethicon and lead counsel for the plaintiffs entered into a term sheet to resolve approximately 3,600 Physiomesh cases (covering approximately 4,300 plaintiffs) pending in the MDL and MCL at that time. A master settlement agreement (MSA) was entered into in September 2021 and includes 3,729 cases in the MDL and MCL. Other than a small number of cases still pending in the MDL, all Physiomesh matters in the United States have been resolved or are undergoing formal review for purposes of settlement.

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
Innovative Medicine
RISPERDAL
Claims for personal injury have been made against Janssen Pharmaceuticals, Inc. and the Company arising out of the use of RISPERDAL, and related compounds, indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar I disorder and irritability associated with autism. Lawsuits primarily have been filed in state courts in Pennsylvania, California, and Missouri. Other actions are pending in various courts in the United States and Canada. The Company continues to defend RISPERDAL product liability lawsuits, and continues to evaluate potential costs related to those claims. The Company has successfully defended a number of these cases but there have been verdicts against the Company, including a verdict in October 2019 of $8.0 billion of punitive damages related to one plaintiff, which the trial judge reduced to $6.8 million in January 2020. In September 2021, the Company entered into a settlement in principle with the counsel representing plaintiffs in this matter and in substantially all of the outstanding cases in the United States. The costs associated with this and other settlements are reflected in the Company’s accruals.
ELMIRON
Claims for personal injury have been made against a number of Johnson & Johnson companies, including Janssen Pharmaceuticals, Inc. and the Company, arising out of the use of ELMIRON, a prescription medication indicated for the relief of bladder pain or discomfort associated with interstitial cystitis. These lawsuits, which allege that ELMIRON contributes to the development of permanent retinal injury and vision loss, have been filed in both state and federal courts across the United States. In December 2020, lawsuits filed in federal courts in the United States, including putative class action cases seeking medical monitoring, were organized as a multi-district litigation in the United States District Court for the District of New Jersey (MDL). In addition, cases have been filed in various state courts of New Jersey, which have been coordinated in a multi-county litigation in Bergen County, as well as the Court of Common Pleas in Philadelphia, which have been coordinated and granted mass tort designation. In addition, three class action lawsuits have been filed in Canada. The Company continues to defend ELMIRON product liability lawsuits and continues to evaluate potential costs related to those claims. Other than a small number of cases in the MDL filed by one law firm, all U.S. based ELMIRON matters have been resolved or are undergoing formal review for purposes of settlement. The Company has established accruals for defense and indemnity costs associated with ELMIRON related product liability litigation.
Intellectual Property
Certain subsidiaries of the Company are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the scope and/or validity of patents that relate to various products and allegations that certain of the Company’s products infringe the intellectual property rights of third parties. Although these subsidiaries believe that they have substantial defenses to these challenges and allegations with respect to all significant patents, there can be no assurance as to the outcome of these matters. A loss in any of these cases could adversely affect the ability of these subsidiaries to sell their products, result in loss of sales due to loss of market

Form 10-Q	31

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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Auson Pharmaceuticals Inc.; Auson Pharmaceuticals Co. Ltd.; Macleods Pharmaceuticals Ltd; Macleods Pharma USA, Inc.; Indoco Remedies Limited; FPP Holding Company LLC; Umedica Laboratories Pvt. Ltd.; Aurobindo Pharma Limited; Aurobindo Pharma USA, Inc.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; and Prinston Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310. In January 2024, the Company entered into a confidential settlement agreement with Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. In February 2024, the Company entered into confidential settlement agreements with Apotex Inc. and Apotex Corp. (as to U.S. Patent No. 9,539,218), as well as Indoco Remedies Limited and FPP Holding Company LLC. In March 2024, the Company entered into confidential settlement agreements with Umedica Laboratories Pvt. Ltd.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit.
OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Mylan Pharmaceuticals Inc.; Torrent Pharmaceuticals Ltd.; and Torrent Pharma Inc. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015.
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
UPTRAVI
Beginning in November 2022, Actelion Pharmaceuticals US Inc., Actelion Pharmaceuticals Ltd and Nippon Shinyaku Co., Ltd. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of UPTRAVI intravenous before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Ltd.; Lupin Pharmaceuticals, Inc.; Cipla Limited; Cipla USA Inc.; MSN Laboratories Private Ltd.; and MSN Pharmaceuticals Inc. The following U.S. patents are included in one or more cases: 8,791,122 and 9,284,280. In February 2024, the Company entered into a confidential settlement agreement with Lupin Ltd. and Lupin Pharmaceuticals, Inc.
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
STELARA
In November 2023, Biocon Biologics Inc. filed a Petition for Inter Partes Review (IPR) with the USPTO seeking review of U.S. Patent No. 10,961,307 related to methods of treating ulcerative colitis with ustekinumab. In February 2024, the parties entered into a confidential settlement agreement, and the IPR was terminated.
INVOKANA
Beginning in January 2024, Janssen Inc. and Mitsubishi Tanabe Pharma Corporation initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against a generic manufacturer who filed an ANDS seeking approval to market generic versions of INVOKANA before expiration of the listed patents. The following entity is a named defendant: Jamp Pharma Corporation. The following Canadian patents are included in one ore more cases: 2,534,024 and 2,671,357.
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

Form 10-Q	33

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
In July 2023, the U.S. Department of Justice (DOJ) issued Civil Investigative Demands to the Company, Johnson & Johnson Surgical Vision, Inc., and Johnson & Johnson Vision Care, Inc. (collectively, J&J Vision) in connection with a civil investigation under the False Claims Act relating to free or discounted intraocular lenses and equipment used in eye surgery, such as phacoemulsification and laser systems. J&J Vision has begun producing documents and information responsive to the Civil Investigative Demands. J&J Vision is in ongoing discussions with the DOJ regarding its inquiry.
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
In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2019, the district court granted Actelion's motion to dismiss the complaint. In April 2024, the Fourth Circuit reversed the decision of the district court. Plaintiff's motion for class certification and Actelion's motion for summary judgment currently are pending before the district court.
In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In March 2024, Janssen filed a motion to dismiss the complaint.
In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (EBSI) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims. The hearing is scheduled for July 2024.

Form 10-Q	35

Note 12 — Restructuring
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expenses of $144 million in the fiscal first quarter of 2024, included the termination of partnered and non-partnered development program costs and asset impairments. The pre-tax restructuring charge of approximately $0.1 billion in the fiscal first quarter of 2023 included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The majority of the restructuring is completed, with minor charges expected in the remainder of year.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $27 million in the fiscal first quarter of 2024, primarily included costs related to market and product exits. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for 2024:

(Pre-tax Dollars in Millions)	Fiscal First Quarter Ended
Innovative Medicine Segment(1)	$144
MedTech Segment(2)	27
Total Programs	$171
(1)Included in Restructuring on the Consolidated Statement of Earnings
(2)Included $20 million in Restructuring and $7 million in Cost of products sold on the Consolidated Statement of Earnings
Restructuring reserves as of March 31, 2024 and December 31, 2023 were insignificant.

Note 13— Kenvue separation
The results of the Consumer Health business (previously reported as a separate business segment) have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes through August 23, 2023, the date of the exchange offer. Prior periods have been recast to reflect this presentation.
Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

Fiscal First Quarter Ended
(Dollars in Millions)	April 2, 2023
Sales to customers	$3,852
Cost of products sold	1,708
Gross profit	2,144
Selling, marketing and administrative expenses	1,232
Research and development expense	108
Interest Income	(37)
Interest expense, net of portion capitalized	3
Other (income) expense, net	288
Earnings from Discontinued Operations Before Provision for Taxes on Income	550
Provision for taxes on income	127
Net earnings from Discontinued Operations	$423
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

Fiscal First Quarter Ended
(Dollars in Millions)	April 2, 2023
Depreciation and Amortization	$153

Capital expenditures	$47

Form 10-Q	37

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal first quarter of 2024, worldwide sales were $21.4 billion, a total increase of 2.3%, which included operational growth of 3.9% and a negative currency impact of 1.6% as compared to 2023 fiscal first quarter sales of $20.9 billion. In the fiscal first quarter of 2024, the net impact of acquisitions and divestitures on worldwide operational sales growth was a negative 0.1%. In the fiscal first quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the worldwide operational sales was a negative 3.7%
Sales by U.S. companies were $11.6 billion in the fiscal first quarter of 2024, which represented an increase of 7.8% as compared to the prior year. In the fiscal first quarter of 2024, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a negative 0.1%. Sales by international companies were $9.8 billion, a total decrease of 3.4%, which included an operational decline of 0.3% and a negative currency impact of 3.1%. In the fiscal first quarter of 2024, acquisitions and divestitures had no impact on international operational sales. In the fiscal first quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 7.7%
In the fiscal first quarter of 2024, sales by companies in Europe experienced a decline of 7.6%, which included an operational decline of 7.7% and a positive currency impact of 0.1%. In the fiscal first quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the European region operational sales was a negative 13.7%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 11.0%, including operational growth of 21.3% and a negative currency impact of 10.3%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 1.1%, which included operational growth of 5.0% offset by a negative currency impact of 6.1%.
Q1 2024
Sales by Geographic Region (in billions)
Q1 2024
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine

Innovative Medicine segment sales in the fiscal first quarter of 2024 were $13.6 billion, an increase of 1.1% as compared to the same period a year ago, including an operational increase of 2.5% and a negative currency impact of 1.4%. In the fiscal first quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the Innovative Medicine segment operational sales was a negative 5.8%. U.S. Innovative Medicine sales increased 8.4% as compared to the same period a year ago. International Innovative Medicine sales decreased by 6.9%, including an operational decline of 4.0% and a negative currency impact of 2.9%. In the fiscal first quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international Innovative Medicine operational sales was a negative 12.3%. In the fiscal first quarter of 2024, acquisitions and divestitures had no impact on the Innovative Medicine segment operational sales growth.
Major Innovative Medicine therapeutic area sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 31, 2024	April 2, 2023	Total Change	Operations Change	Currency Change
Immunology	$4,247	$4,112	3.3%	4.6%	(1.3)%
REMICADE	434	487	(10.9)	(9.9)	(1.0)
SIMPONI/ SIMPONI ARIA	554	537	3.0	6.8	(3.8)
STELARA	2,451	2,444	0.3	1.1	(0.8)
TREMFYA	808	640	26.3	27.6	(1.3)
Other Immunology	0	3	*	*	—
Infectious Diseases	821	1,586	(48.3)	(48.3)	0.0
COVID-19 VACCINE	25	747	(96.6)	(96.7)	0.1
EDURANT/rilpivirine	323	280	15.7	14.8	0.9
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	418	477	(12.3)	(12.3)	0.0
Other Infectious Diseases	53	82	(35.1)	(33.1)	(2.0)
Neuroscience	1,803	1,804	0.0	2.2	(2.2)
CONCERTA/ methylphenidate	177	206	(14.1)	(11.1)	(3.0)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,056	1,044	1.2	2.2	(1.0)
SPRAVATO	225	131	72.2	72.0	0.2
Other Neuroscience	345	423	(18.5)	(12.9)	(5.6)
Oncology	4,814	4,112	17.1	18.8	(1.7)
CARVYKTI	157	72	*	*	*
DARZALEX	2,692	2,264	18.9	21.0	(2.1)
ERLEADA	689	542	27.0	28.4	(1.4)
IMBRUVICA	784	827	(5.2)	(4.3)	(0.9)
TECVAYLI (1)	133	63	*	*	*
ZYTIGA/ abiraterone acetate	181	245	(25.9)	(22.1)	(3.8)
Other Oncology	178	99	80.2	80.5	(0.3)
Pulmonary Hypertension	1,049	872	20.2	22.4	(2.2)
OPSUMIT	524	440	19.1	20.6	(1.5)
UPTRAVI	468	362	29.2	30.5	(1.3)
Other Pulmonary Hypertension	56	70	(19.5)	(8.9)	(10.6)
Cardiovascular / Metabolism / Other	829	927	(10.6)	(10.5)	(0.1)
XARELTO	518	578	(10.4)	(10.4)	—
Other	311	349	(11.0)	(10.9)	(0.1)
Total Innovative Medicine Sales	$13,562	$13,413	1.1%	2.5%	(1.4)%
*    Percentage greater than 100% or not meaningful

Form 10-Q	39

(1)Previously in Other Oncology
Immunology products achieved operational growth of 4.6% as compared to the same period a year ago. Sales of STELARA (ustekinumab) were driven by market growth and share gains in Inflammatory Bowel Disease partially offset by unfavorable patient mix. Growth of TREMFYA (guselkumab) was due to market growth and share gains. Additionally, SIMPONI/SIMPONI ARIA growth was driven by growth outside the U.S. Lower sales of REMICADE (infliximab) were due to biosimilar competition.
Sales of STELARA in the United States were approximately $7.0 billion in fiscal 2023. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. The Company has settled certain litigation under the Biosimilar Price Competition and Innovation Act of 2009. As a result of these settlements and other agreements with separate third parties, the Company does not anticipate the launch of a biosimilar version of STELARA until January 1, 2025 in the United States. The latest expiring European composition of matter patent (Supplementary Protection Certificate) expires in 2024 in most European Union Member States and the United Kingdom.
Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.
Infectious disease products experienced an operational decline of 48.3% as compared to the same period a year ago primarily driven by a decline in COVID-19 vaccine revenue. The Company expects an insignificant amount of COVID-19 vaccine revenue in fiscal 2024.
Neuroscience products achieved operational sales growth of 2.2% as compared to the same period a year ago. The growth of SPRAVATO (esketamine) was driven by increased physician and patient demand. Growth was partially offset by declines in RISPERDAL CONSTA.
Oncology products achieved operational sales growth of 18.8% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains in all regions. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains, capacity expansion and manufacturing efficiencies. Additionally, sales from the ongoing launch of TECVAYLI (teclistamab-cqyv) and the launch of TALVEY (talquetamab) and RYBREVANT (amivantamab) in Other Oncology contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to global competitive pressures.
Pulmonary Hypertension achieved operational sales growth of 22.4% as compared to the same period a year ago. Sales growth was due to favorable patient mix, market growth and share gains from UPTRAVI (selexipag) and OPSUMIT (macitentan).
Cardiovascular / Metabolism / Other products experienced an operational decline of 10.5% as compared to the same period a year ago. The decline of XARELTO (rivaroxaban) sales was primarily driven by unfavorable patient mix and share loss.
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

MedTech

The MedTech segment sales in the fiscal first quarter of 2024 were $7.8 billion, an increase of 4.5% as compared to the same period a year ago, which included operational growth of 6.3% and a negative currency impact of 1.8%. U.S. MedTech sales increased 6.6%. International MedTech sales increased by 2.4%, including operational growth of 6.1% and a negative currency impact of 3.7%. In the fiscal first quarter of 2024, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a negative 0.2%.
Major MedTech franchise sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 31, 2024	April 2, 2023	Total Change	Operations Change	Currency Change
Surgery	$2,416	$2,434	(0.7)%	1.9%	(2.6)%
Advanced	1,087	1,118	(2.8)	(0.3)	(2.5)
General	1,330	1,316	1.0	3.7	(2.7)
Orthopaedics	2,340	2,245	4.3	4.8	(0.5)
Hips	422	390	8.1	8.7	(0.6)
Knees	401	368	9.0	9.3	(0.3)
Trauma	765	757	1.0	1.4	(0.4)
Spine, Sports & Other	752	729	3.2	4.0	(0.8)
Cardiovascular(1)	1,806	1,503	20.2	22.5	(2.3)
Electrophysiology	1,344	1,092	23.0	25.9	(2.9)
Abiomed	371	324	14.5	15.0	(0.5)
Other Cardiovascular(1)	92	87	5.7	8.8	(3.1)
Vision	1,258	1,300	(3.3)	(1.4)	(1.9)
Contact Lenses/Other	910	953	(4.6)	(2.3)	(2.3)
Surgical	348	347	0.3	1.1	(0.8)
Total MedTech Sales	$7,821	$7,481	4.5%	6.3%	(1.8)%
*    Percentage greater than 100% or not meaningful
(1) Previously referred to as Interventional Solutions
The Surgery franchise achieved operational sales growth of 1.9% as compared to the prior year fiscal first quarter. The decline in Advanced Surgery was primarily driven by competitive pressures and volume-based procurement impacts in Endocutters and Energy partially offset by Biosurgery global procedure growth, strength of the portfolio and commercial execution as well as uptake of new products in Endocutters and Energy. The operational growth in General Surgery was primarily driven by increased procedures coupled with technology penetration and upgrades within the differentiated Wound Closure portfolio. The growth was partially offset by fewer selling days.
The Orthopaedics franchise achieved operational sales growth of 4.8% as compared to the prior year fiscal first quarter. The fiscal first quarter of 2024, includes a one-time revenue recognition timing change related to certain products across all Orthopaedic platforms in the U.S. which positively impacted the worldwide Orthopaedics franchise growth by approximately 3.0%. The operational growth in Hips reflects global procedure growth, continued strength of the portfolio and the aforementioned revenue recognition timing change partially offset by Russia Sanctions and one less selling day. The operational growth in Knees was primarily driven by procedures, continued strength of the ATTUNE portfolio, pull through related to the VELYS Robotic assisted solution, the aforementioned revenue recognition timing change and timing of tenders outside the U.S. partially offset by one less selling day. The operational growth in Trauma was driven by the aforementioned revenue recognition timing change and the continued adoption of recently launched products. This was partially offset by U.S. competitive challenges, one less selling day, weather-related softness in core trauma and volume-based procurement impacts. The operational growth in Spine, Sports & Other was primarily driven by growth in Digital Solutions, Craniomaxillofacial, Shoulders, and the aforementioned revenue recognition timing change partially offset by Spine competitive pressures and one less selling day.
The Cardiovascular franchise (previously referred to as Interventional Solutions) achieved operational sales growth of 22.5% as compared to the prior year fiscal first quarter. Electrophysiology grew by double digits due to global procedure growth, new product uptake, commercial execution and Asia Pacific distributor inventory dynamics partially offset by the impacts of volume-

Form 10-Q	41

based procurement in China and fewer selling days. Abiomed sales reflect the strength of all major commercialized regions driven by continued strong adoption of Impella 5.5 and Impella RP.
The Vision franchise experienced an operational sales decline of 1.4% as compared to the prior year fiscal first quarter. The Contact Lenses/Other operational decline was primarily driven by U.S. stocking dynamics, the impact of the Blink divestiture in the fiscal third quarter of 2023 and economic pressures in Asia Pacific partially offset by the continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches) and price actions. The Surgical operational growth was primarily driven by the continued strength of recent innovations and commercial execution partially offset by preparation for volume-based procurement implementation in China and refractive softness in the U.S.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2024 was $3.7 billion representing 17.4% of sales as compared to a loss of $1.3 billion in the fiscal first quarter of 2023, representing (6.2)% of sales.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Q1 2024 versus Q1 2023
Cost of products sold decreased as a percent to sales primarily driven by:
•Lower one-time COVID-19 vaccine supply network related exit costs in 2024 ($0 in 2024 versus $0.2 billion 2023) and favorable patient mix in the Innovative Medicine business partially offset by
•Macroeconomic factors and unfavorable currency in the MedTech business
The intangible asset amortization expense included in cost of products sold for the fiscal first quarters of 2024 and 2023 was $1.1 billion in both periods.

Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Q1 2024 versus Q1 2023
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Timing of brand marketing investment and administrative costs in the Innovative Medicine business
Research and development expense
Research and development expense by segment of business was as follows:

	Q1 2024		Q1 2023
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,896	21.4%	$2,778	20.7%
MedTech	646	8.3	677	9.1
Total research and development expense	$3,542	16.6%	$3,455	16.6%
Percent increase/(decrease) over the prior year	2.5%
*As a percent to segment sales
Q1 2024 versus Q1 2023
Research and Development was flat as a percent to sales driven by:
•Increased investments in the Innovative Medicine business
offset by
•Phasing of expenses in the MedTech business
In-process research and development (IPR&D) impairments
In the fiscal first quarter of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016.
Interest (income) expense
Interest income in the fiscal first quarter of 2024 was $364 million as compared to $198 million in the fiscal first quarter of 2023 primarily due to higher rates of interest earned on cash balances. Interest expense in the fiscal first quarter of 2024 was $155 million as compared to $212 million in the same period a year ago primarily due to a lower average debt balance. The balance of cash, cash equivalents and current marketable securities was $26.2 billion at the end of the fiscal first quarter of 2024 as compared to $32.3 billion (including $7.7 billion of restricted cash related to Kenvue) at the end of the fiscal first quarter of 2023. The Company’s debt position was $33.6 billion as of March 31, 2024, as compared to $52.9 billion the same period a year ago (including $7.7 billion related to Kenvue debt).

Form 10-Q	43

Other (income) expense, net*
Q1 2024 versus Q1 2023
Other (income) expense, net for the fiscal first quarter of 2024 reflected less expense as compared to the prior year primarily due to the following:

Fiscal First Quarter
(Dollars in Billions)(Income)/Expense	March 31, 2024	April 2, 2023	Change
Acquisition, Integration and Divestiture related	$0.1	—	0.1
Employee benefit plan related	(0.2)	(0.4)	0.2
Litigation related(1)	2.7	6.9	(4.2)
Changes in the fair value of securities	—	0.1	(0.1)
COVID-19 Vaccine manufacturing related exit costs	—	0.2	(0.2)
Other	(0.2)	0.1	(0.3)
Total Other (Income) Expense, Net	$2.4	6.9	(4.5)
(1)The fiscal first quarters of 2024 and 2023 include charges for talc matters
*    Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), changes in the fair value of securities, gains and losses on divestitures, gains and losses on sale of assets, certain transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, investment (income)/loss related to employee benefit plans, as well as royalty income.

Earnings before provision for taxes by segment

Income (loss) before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Innovative Medicine	$4,969	$4,402	$13,562	$13,413	36.6%	32.8%
MedTech	1,520	1,409	7,821	7,481	19.4	18.8
Segment earnings before tax	6,489	5,811	21,383	20,894	30.3	27.8
Less: Expenses not allocated to segments(1)	2,775	7,098
Worldwide income (loss) before tax	$3,714	$(1,287)	$21,383	$20,894	17.4%	(6.2)%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal first quarters of 2024 and 2023 include charges for talc matters of $2.7 billion and $6.9 billion, respectively.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal first quarter of 2024 was 36.6% versus 32.8% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter of 2024 as compared to the prior year was primarily driven by the following:
•One-time COVID-19 Vaccine related exit costs of $0.4 billion in 2023
•Favorable patient mix in Cost of products sold
partially offset by
•An increase in brand marketing investment
•Higher administrative costs
•Higher investments in research and development
MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal first quarter of 2024 was 19.4% versus 18.8% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter of 2024 as compared to the prior year was primarily driven by the following:
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition in the fiscal year 2016
•Research and development expense phasing
partially offset by
•Macroeconomic factors and unfavorable currency in Cost of products sold
Restructuring
In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. The pre-tax restructuring charge of approximately $0.1 billion in both the fiscal first quarters of 2024 and 2023, included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced.
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $27 million in the fiscal first quarter of 2024, of which $20 million was recorded in Restructuring and $7 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included costs related to market and product exits. Total project costs of approximately $0.3 billion have been recorded since the restructuring was announced.

Form 10-Q	45

Provision for taxes on income
The worldwide effective income tax rate for the fiscal three months was 12.4% in 2024 and 61.8% in 2023.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. The Company is estimating that as result of this legislation the 2024 effective tax rate will increase by 1.5% (150 basis points) compared to fiscal 2023. Further legislation, guidance and regulations that may be issued in fiscal 2024, as well as other business events, may impact this estimate.
For further details related to the 2024 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders
Cash flows
Cash and cash equivalents were $25.5 billion at the end of the fiscal first quarter of 2024 as compared with $21.9 billion at the end of fiscal year 2023. The primary sources and uses of cash that contributed to the $3.6 billion increase were:

(Dollars In Billions)
21.9	Q4 2023 Cash and cash equivalents balance
3.7	net cash generated from operating activities
(0.5)	net cash used by investing activities
0.5	net cash generated from financing activities
(0.1)	effect of exchange rate changes on cash and cash equivalents
$25.5	Q1 2024 Cash and cash equivalents
In addition, the Company had $0.7 billion in marketable securities at the end of the fiscal first quarter of 2024 and $1.1 billion at the end of fiscal year 2023.

Cash flow from operations of $3.7 billion was the result of:

(Dollars In Billions)
$3.3	Net earnings
0.7	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation and asset write-downs partially offset by the deferred tax provision
(0.6)	an increase in accounts receivable and inventories
(2.9)	a decrease in accounts payable and accrued liabilities and other current and non-current liabilities
3.2	a decrease in other current and non-current assets
$3.7	Net cash flows from operations
Cash flow used by investing activities of $0.5 billion was primarily from:

(Dollars In Billions)
(0.8)	additions to property, plant and equipment
0.2	proceeds from the disposal of assets/businesses, net
(1.8)	acquisitions, net of cash acquired
0.3	net sales of investments
1.6	credit support agreements activity, net
$(0.5)	Net cash used by investing activities
Cash flow from financing activities of $0.5 billion was primarily from:

(Dollars In Billions)
$(2.9)	dividends to shareholders
(1.5)	repurchase of common stock
4.4	net proceeds from short and long term debt
0.2	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.2	credit support agreements activity, net
0.1	other and rounding
$0.5	Net cash from financing activities

The Company has access to substantial sources of funds at numerous banks worldwide and has the ability to issue up to $20 billion in Commercial Paper. Furthermore, in September 2023, the Company secured a new 364-day Credit Facility of $10 billion (expiration on September 5, 2024) which may be used for general corporate purposes including to support our commercial paper borrowings. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.

Form 10-Q	47

As of March 31, 2024, the Company's cash, cash equivalents and marketable securities was approximately $26.2 billion and had approximately $33.6 billion of notes payable and long-term debt for a net debt position of $7.4 billion as compared to the prior year fiscal first quarter net debt position of $20.6 billion (which included cash of $1.7 billion and debt of $7.7 billion related to Kenvue). The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $2.1 billion and the approximately $11.0 billion ($13.7 billion nominal) reserve remaining for the talc settlement proposal (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Subsequent to March 31, 2024, the Company paid approximately $2.6 billion to the U.S. Treasury, including $2.0 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023) and $0.6 billion primarily related to the normal estimated payment for the fiscal first quarter of 2024.
Dividends
On January 2, 2024, the Board of Directors declared a regular cash dividend of $1.19 per share, payable on March 5, 2024, to shareholders of record as of February 20, 2024.
On April 16, 2024, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on June 4, 2024, to shareholders of record as of May 21, 2024. The Company expects to continue the practice of paying regular quarterly cash dividends.
Other information
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for new accounting pronouncements.
Economic and market factors
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the Inflation Reduction Act’s (IRA) Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. In April 2024, Janssen appealed the district court’s denial of its summary judgment motion to the Third Circuit.

Russia-Ukraine war
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal first quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal first quarter ending March 31, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of both Company’s consolidated assets and revenues. The Company does not maintain Ukraine subsidiaries subsequent to the Kenvue separation.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal first quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal three months ending March 31, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Israel subsidiaries represented approximately 1% of the Company’s consolidated assets and represented less than 1% of revenues.
Other Macroeconomic Considerations
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela, Argentina and Turkey as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
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

Form 10-Q	49

Item 3 — Quantitative and qualitative disclosures about market risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2024. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 28, 2024	—	—	—	—
January 29, 2024 through February 25, 2024	5,531,362	156.78	—	—
February 26, 2024 through March 31, 2024	3,793,074	160.35	—	—
Total	9,324,436	158.23	—	—
(1)During the fiscal first quarter of 2024, the Company repurchased an aggregate of 9,324,436 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Form 10-Q	51

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal first quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: May 1, 2024

Date: May 1, 2024

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	53