Form 10-Q
period 2024-06-30
JOHNSON & JOHNSON
filed 2024-07-25
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	JNJ	New York Stock Exchange
5.50% Notes Due November 2024	JNJ24BP	New York Stock Exchange
1.150% Notes Due November 2028	JNJ28	New York Stock Exchange
3.20% Notes Due November 2032	JNJ32	New York Stock Exchange
1.650% Notes Due May 2035	JNJ35	New York Stock Exchange
3.350% Notes Due November 2036	JNJ36A	New York Stock Exchange
3.550% Notes Due November 2044	JNJ44	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On July 19, 2024, 2,407,243,667 shares of Common Stock, $1.00 par value, were outstanding.

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
•The Company’s ability to realize the anticipated benefits from the separation of Kenvue Inc.
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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (Note 4)	$24,878	21,859
Marketable securities	597	1,068
Accounts receivable, trade, less allowances $161 (2023, $166)	15,794	14,873
Inventories (Note 2)	12,169	11,181
Prepaid expenses and other	4,379	4,514
Total current assets	57,817	53,495
Property, plant and equipment at cost	48,035	47,776
Less: accumulated depreciation	(28,287)	(27,878)
Property, plant and equipment, net	19,748	19,898
Intangible assets, net (Note 3)	39,725	34,175
Goodwill (Note 3)	44,250	36,558
Deferred taxes on income (Note 5)	9,004	9,279
Other assets	10,544	14,153
Total assets	$181,088	167,558
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$9,855	3,451
Accounts payable	8,848	9,632
Accrued liabilities	10,539	10,212
Accrued rebates, returns and promotions	17,539	16,001
Accrued compensation and employee related obligations	2,843	3,993
Accrued taxes on income (Note 5)	4,309	2,993
Total current liabilities	53,933	46,282
Long-term debt (Note 4)	31,636	25,881
Deferred taxes on income (Note 5)	2,635	3,193
Employee related obligations (Note 6)	6,919	7,149
Long-term taxes payable (Note 5)	341	2,881
Other liabilities	14,086	13,398
Total liabilities	$109,550	98,784
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(11,253)	(12,527)
Retained earnings and Additional paid-in capital	155,360	153,843
Less: common stock held in treasury, at cost (712,997,000 and 712,765,000 shares)	75,689	75,662
Total shareholders’ equity	$71,538	68,774
Total liabilities and shareholders’ equity	$181,088	167,558
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Second Quarter Ended
	June 30, 2024	Percent to Sales	July 2, 2023	Percent to Sales
Sales to customers (Note 9)	$22,447	100.0%	$21,519	100.0%
Cost of products sold	6,869	30.6	6,462	30.0
Gross profit	15,578	69.4	15,057	70.0
Selling, marketing and administrative expenses	5,681	25.3	5,396	25.1
Research and development expense	3,440	15.3	3,703	17.2
In-process research and development impairments	194	0.9	—	—
Interest income	(395)	(1.8)	(326)	(1.5)
Interest expense, net of portion capitalized	270	1.2	217	1.0
Other (income) expense, net	653	2.9	(384)	(1.8)
Restructuring (Note 12)	(13)	0.0	145	0.7
Earnings before provision for taxes on income	5,748	25.6	6,306	29.3
Provision for taxes on income (Note 5)	1,062	4.7	930	4.3
Net earnings from continuing operations	4,686	20.9%	5,376	25.0%
Net earnings (loss) from discontinued operations, net of tax (Note 13)	—		(232)
Net earnings	$4,686		$5,144
Net earnings (loss) per share (Note 8)
Continuing operations - basic	$1.95		$2.07
Discontinued operations - basic	—		(0.09)
Total net earnings (loss) per share - basic	$1.95		$1.98
Continuing operations - diluted	$1.93		$2.05
Discontinued operations - diluted	—		(0.09)
Total net earnings (loss) per share - diluted	$1.93		$1.96
Avg. shares outstanding
Basic	2,406.8		2,598.4
Diluted	2,422.0		2,625.7
See Notes to Consolidated Financial Statements
Prior year results have been recast to reflect the continuing operations of Johnson & Johnson

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Six Months Ended
	June 30, 2024	Percent to Sales	July 2, 2023	Percent to Sales
Sales to customers (Note 9)	$43,830	100.0%	$42,413	100.0%
Cost of products sold	13,380	30.5	13,149	31.0
Gross profit	30,450	69.5	29,264	69.0
Selling, marketing and administrative expenses	10,938	25.0	10,302	24.3
Research and development expense	6,982	16.0	7,158	16.9
In-process research and development impairments	194	0.4	49	0.1
Interest income	(759)	(1.8)	(524)	(1.2)
Interest expense, net of portion capitalized	425	1.0	429	1.0
Other (income) expense, net	3,057	7.0	6,556	15.5
Restructuring (Note 12)	151	0.3	275	0.6
Earnings before provision for taxes on income	9,462	21.6	5,019	11.8
Provision for taxes on income (Note 5)	1,521	3.5	134	0.3
Net earnings from continuing operations	7,941	18.1%	4,885	11.5%
Net earnings from discontinued operations, net of tax (Note 13)	—		191
Net earnings	$7,941		$5,076
Net earnings per share (Note 8)
Continuing operations - basic	$3.30		$1.88
Discontinued operations - basic	—		$0.07
Total net earnings per share - basic	$3.30		$1.95
Continuing operations - diluted	$3.27		$1.86
Discontinued operations - diluted	—		$0.07
Total net earnings per share - diluted	$3.27		$1.93
Avg. shares outstanding
Basic	2,407.5		2,601.9
Diluted	2,428.5		2,630.7

See Notes to Consolidated Financial Statements
Prior year results have been recast to reflect the continuing operations of Johnson & Johnson

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net earnings	$4,686	5,144	$7,941	5,076

Other comprehensive income (loss), net of tax
Foreign currency translation	(389)	(715)	1,734	(896)

Securities:
Unrealized holding gain (loss) arising during period	(1)	4	1	21
Reclassifications to earnings	—	—	—	—
Net change	(1)	4	1	21

Employee benefit plans:
Prior service cost amortization during period	(34)	(36)	(272)	(71)
Gain (loss) amortization during period	43	(34)	333	(67)
Net change	9	(70)	61	(138)

Derivatives & hedges:
Unrealized gain (loss) arising during period	75	(137)	(92)	433
Reclassifications to earnings	(179)	(139)	(430)	(136)
Net change	(104)	(276)	(522)	297

Other comprehensive income (loss)	(485)	(1,057)	1,274	(716)

Comprehensive income	$4,201	4,087	$9,215	4,360

See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

The tax effects in other comprehensive income/(loss) for the fiscal second quarter were as follows for 2024 and 2023, respectively: Foreign Currency Translation: $65 million and $32 million; Securities: $1 million and $1 million; Employee Benefit Plans: $1 million and $21 million; Derivatives & Hedges: $28 million and $74 million.

The tax effects in other comprehensive income/(loss) for the fiscal six months were as follows for 2024 and 2023, respectively: Foreign Currency Translation: $684 million and $266 million; Securities: $6 million in 2023; Employee Benefit Plans: $41 million and $43 million; Derivatives & Hedges: $139 million and $80 million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal Second Quarter Ended June 30, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, March 31, 2024	$70,020	153,378	(10,768)	3,120	(75,710)
Net earnings	4,686	4,686	—	—	—
Cash dividends paid ($1.24 per share)	(2,985)	(2,985)	—	—	—
Employee compensation and stock option plans	438	281	—	—	157
Repurchase of common stock	(136)		—	—	(136)
Other comprehensive income (loss), net of tax	(485)	—	(485)	—	—
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)

Fiscal Six Months Ended June 30, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	7,941	7,941	—	—	—
Cash dividends paid ($2.43 per share)	(5,854)	(5,854)	—	—	—
Employee compensation and stock option plans	1,015	(570)	—	—	1,585
Repurchase of common stock	(1,611)	—	—	—	(1,611)
Other	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	1,274	—	1,274	—	—
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)

Form 10-Q	5

Fiscal Second Quarter Ended July 2, 2023

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-Controlling interest (NCI)
Balance, April 2, 2023	$70,869	124,558	(12,626)	3,120	(44,183)	—
Net earnings	5,144	5,144	—	—	—	—
Cash dividends paid ($1.19 per share)	(3,092)	(3,092)	—	—	—	—
Employee compensation and stock option plans	649	301	—	—	348	—
Repurchase of common stock	(381)	—	—	—	(381)	—
Other	(1)	—	—	—	(1)	—
Kenvue IPO	4,278	2,470	548			1,260	*
Other comprehensive income (loss), net of tax	(1,057)	—	(1,057)	—	—	—
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260

Fiscal Six Months Ended July 2, 2023

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-Controlling interest (NCI)
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)	—
Net earnings	5,076	5,076	—	—	—	—
Cash dividends paid ($2.32 per share)	(6,034)	(6,034)	—	—	—	—
Employee compensation and stock option plans	944	(476)	—	—	1,420	—
Repurchase of common stock	(3,918)	—	—	—	(3,918)	—
Other	(25)	—	—	—	(25)	—
Kenvue IPO	4,278	2,470	548			1,260	*
Other comprehensive income (loss), net of tax	(716)	—	(716)	—	—
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260

* Includes $37 million recorded in net earnings related to the 10.4% non-controlling interest in Kenvue.

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Six Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities
Net earnings	$7,941	5,076
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	3,597	3,814
Stock based compensation	643	688
Asset write-downs	379	388
Net gain on sale of assets/businesses	(223)	(47)
Deferred tax provision	(2,257)	(2,342)
Credit losses and accounts receivable allowances	—	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,163)	(599)
Increase in inventories	(739)	(741)
Increase/(Decrease) in accounts payable and accrued liabilities	449	(1,061)
Decrease/(Increase) in other current and non-current assets	3,731	(1,144)
(Decrease)/Increase in other current and non-current liabilities	(3,068)	3,407

Net cash flows from operating activities	9,290	7,439

Cash flows from investing activities
Additions to property, plant and equipment	(1,783)	(1,987)
Proceeds from the disposal of assets/businesses, net (Note 10)	573	116
Acquisitions, net of cash acquired (Note 10)	(14,807)	—
Purchases of investments	(1,184)	(9,688)
Sales of investments	1,706	11,877
Credit support agreements activity, net	1,430	(798)
Other (including capitalized licenses and milestones)	(86)	19

Net cash used by investing activities	(14,151)	(461)

Cash flows from financing activities
Dividends to shareholders	(5,854)	(6,034)
Repurchase of common stock	(1,611)	(3,918)
Proceeds from short-term debt	13,976	12,221
Repayment of short-term debt	(3,915)	(13,611)
Proceeds from long-term debt, net of issuance costs	6,659	7,674
Repayment of long-term debt	(803)	(501)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	290	254
Credit support agreements activity, net	281	(126)
Settlement of convertible debt acquired from Shockwave	(970)	—
Proceeds from Kenvue initial public offering	—	4,241
Other	37	(53)

Net cash flows from financing activities	8,090	147

Form 10-Q	7

	Fiscal Six Months Ended
	June 30, 2024	July 2, 2023

Effect of exchange rate changes on cash and cash equivalents	(210)	(69)
Increase in cash and cash equivalents	3,019	7,056
Cash and cash equivalents from continuing operations, beginning of period	21,859	12,889
Cash and cash equivalents from discontinued operations, beginning of period	—	1,238
Cash and Cash equivalents beginning of period	21,859	14,127

Cash and cash equivalents from continuing operations, end of period	24,878	19,958
Cash and cash equivalents from discontinued operations, end of period	—	1,225
Cash and cash equivalents, end of period	$24,878	21,183

Acquisitions (Note 10)
Fair value of assets acquired	$15,748	—
Fair value of liabilities assumed	(1,629)	—
Net cash paid for acquisitions	$14,119	—
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
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal six months in 2024.
Recently issued accounting standards
Not adopted as of June 30, 2024
ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.

ASU 2023-09: Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal periods beginning after December 15, 2024. While this accounting standard will increase disclosures, it will not have a material impact on the Company’s Consolidated Financial Statement results.

There were no new material accounting standards issued in the fiscal second quarter of 2024.
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
As of June 30, 2024, and December 31, 2023, $0.6 billion and $0.7 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Form 10-Q	9

Note 2 — Inventories

(Dollars in Millions)	June 30, 2024	December 31, 2023
Raw materials and supplies	$2,407	2,355
Goods in process	2,556	1,952
Finished goods	7,206	6,874
Total inventories	$12,169	11,181
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

(Dollars in Millions)	June 30, 2024	December 31, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$43,438	40,417
Less accumulated amortization	(24,835)	(24,808)
Patents and trademarks — net	18,603	15,609
Customer relationships and other intangibles — gross	20,176	20,322
Less accumulated amortization	(13,018)	(12,685)
Customer relationships and other intangibles — net(1)	7,158	7,637
Intangible assets with indefinite lives:
Trademarks	1,655	1,714
Purchased in-process research and development	12,309	9,215
Total intangible assets with indefinite lives	13,964	10,929
Total intangible assets — net	$39,725	34,175
(1)The majority is comprised of customer relationships
Goodwill as of June 30, 2024 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 31, 2023	$10,407	26,151	36,558
Goodwill, related to acquisitions	563	7,494	8,057
Goodwill, related to divestitures	—	(56)	(56)
Currency translation/Other	(202)	(107)	(309)
Goodwill at June 30, 2024	$10,768	33,482	44,250

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 18 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.1 billion and $1.1 billion for the fiscal second quarters ended June 30, 2024 and July 2, 2023, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $2.2 billion and $2.2 billion for the fiscal six months ended June 30, 2024 and July 2, 2023, respectively. Intangible asset write-downs are included in Other (income) expense, net.

The estimated amortization expense for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2024	2025	2026	2027	2028
$4,500	3,900	3,300	2,700	2,000
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of June 30, 2024, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $2.3 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of June 30, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $44.5 billion, $41.0 billion and $10.0 billion, respectively. As of December 31, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.7 billion and $10.0 billion, respectively.
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
The Company designated its Euro denominated notes with due dates ranging from 2024 to 2044 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
As of June 30, 2024, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $899 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal second quarters ended June 30, 2024 and July 2, 2023, net of tax:

	June 30, 2024					July 2, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(53)	—	—	—	—	(175)	—
Derivatives designated as hedging instruments	—	—	—	53	—	—	—	—	175	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	33	—	—	—	—	33	—
Amount of gain or (loss) recognized in AOCI	—	—	—	33	—	—	—	—	33	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(1)	94	8	—	3	(15)	56	(12)	—	3

Amount of gain or (loss) recognized in AOCI	2	66	11	—	1	(14)	251	7	—	18

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	42	—	—	—	—	74	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(38)	—	—	—	—	(432)	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal six months ended June 30, 2024 and July 2, 2023, net of tax:

	June 30, 2024					July 2, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	(45)	—	—	—	—	(6)	—
Derivatives designated as hedging instruments	—	—	—	45	—	—	—	—	6	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	67	—	—	—	—	67	—
Amount of gain or (loss) recognized in AOCI	—	—	—	67	—	—	—	—	67	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	259	12	—	1	(3)	(90)	(25)	—	5

Amount of gain or (loss) recognized in AOCI	(1)	47	33	—	5	10	396	(29)	—	4

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	91	—	—	—	—	182	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(243)	—	—	—	—	(15)	—

Form 10-Q	13

As of June 30, 2024, and December 31, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term Debt	$8,812	8,862	(1,274)	(1,216)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal second quarters ended 2024 and 2023:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Second Quarter Ended		Fiscal Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Foreign Exchange Contracts	Other (income) expense	$20	33	45	2

The following table is the effect of net investment hedges for the fiscal second quarters ended in 2024 and 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
Debt	$46	11	Interest (income) expense	—	—
Cross Currency interest rate swaps	$92	(24)	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal six months ended in 2024 and 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
Debt	$130	(66)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$820	666	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

	December 31, 2023			June 30, 2024
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value*	$4,473	(4)	(3,999)	470	470

Equity Investments without readily determinable value	$696	(15)	(8)	673	673
(1)Recorded in Other (income)/expense, net
(2)Other includes impact of currency
* The December 31, 2023 balance includes the 9.5% remaining stake in Kenvue. A debt to equity exchange was completed in the fiscal second quarter of 2024.
On May 15, 2024, the Company issued $3.6 billion aggregate principal amount of commercial paper and received $3.6 billion of net cash proceeds to be used for general corporate purposes. On May 17, 2024, the Company completed a Debt-for-Equity Exchange of its remaining 182,329,550 shares of Kenvue Common Stock for the outstanding Commercial Paper. Upon completion of the Debt-for-Equity Exchange, the Commercial Paper was satisfied and discharged and the Company no longer owns any shares of Kenvue Common Stock. This exchange resulted in a loss of approximately $0.4 billion recorded in Other (income) expense.
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Form 10-Q	15

The Company’s significant financial assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	523	—	523	539
Interest rate contracts(2)	—	1,392	—	1,392	988
Total	—	1,915	—	1,915	1,527
Liabilities:
Forward foreign exchange contracts	—	512	—	512	624
Interest rate contracts(2)	—	3,874	—	3,874	5,338
Total	—	4,386	—	4,386	5,962
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	27	—	27	64
Liabilities:
Forward foreign exchange contracts	—	19	—	19	75
Other Investments:
Equity investments(3)	470	—	—	470	4,473
Debt securities(4)	—	6,840	—	6,840	8,874
Other Liabilities
Contingent consideration(5)	$—	—	1,248	1,248	1,092

Gross to Net Derivative Reconciliation	June 30, 2024	December 31, 2023
(Dollars in Millions)
Total Gross Assets	$1,942	1,591
Credit Support Agreement (CSA)	(1,911)	(1,575)
Total Net Asset	31	16

Total Gross Liabilities	4,405	6,037
Credit Support Agreement (CSA)	(4,229)	(5,604)
Total Net Liabilities	$176	433

Summarized information about changes in liabilities for contingent consideration for the fiscal second quarters ended June 30, 2024 and July 2, 2023 is as follows:

	June 30, 2024	July 2, 2023
(Dollars in Millions)
Beginning Balance	$1,092	1,120
Changes in estimated fair value(6)	44	25
Additions	112	—
Payments	—	(3)
Ending Balance	$1,248	1,142
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
(5)Classified as non-current other liabilities as of June 30, 2024 and December 31, 2023, respectively.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of June 30, 2024 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$4,247	—	4,247	4,247	—
U.S. Gov't securities	—	—	—	—	—
Non-U.S. sovereign securities	150	—	150	150	—
U.S. reverse repurchase agreements	8,496	—	8,496	8,496	—
Corporate debt securities(1)	—	—	—	—	—
Money market funds	4,883	—	4,883	4,883	—
Time deposits(1)	859	—	859	859	—
Subtotal	18,635	—	18,635	18,635	—

U.S. Gov’t securities	6,585	—	6,585	6,182	403
U.S. Gov’t Agencies	11	—	11	—	11
Other sovereign securities	2	—	2	—	2
Corporate debt securities	242	—	242	61	181
Subtotal available for sale debt(2)	$6,840	—	6,840	6,243	597
Total cash, cash equivalents and current marketable securities	$25,475	—	25,475	24,878	597
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
The contractual maturities of the available for sale securities as of June 30, 2024 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$6,821	6,821
Due after one year through five years	19	19
Due after five years through ten years	—	—
Total debt securities	$6,840	6,840

Form 10-Q	17

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of June 30, 2024:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$9,855	9,835

Non-Current Debt
0.55% Notes due 2025	973	950
2.46% Notes due 2026	1,998	1,921
2.95% Notes due 2027	902	955
0.95% Notes due 2027	1,430	1,334
2.90% Notes due 2028	1,497	1,418
1.150% Notes due 2028 (750MM Euro 1.0721)	801	744
4.80% Notes due 2029 (1)	1,145	1,161
6.95% Notes due 2029	298	332
1.30% Notes due 2030	1,626	1,445
4.90% Notes due 2031(1)	1,145	1,161
3.20% Notes due 2032 (700MM Euro 1.0721)(1)	747	750
4.95% Notes due 2033	499	513
4.375% Notes due 2033	854	835
4.95% Notes due 2034(1)	846	860
1.650% Notes due 2035 (1.5B Euro 1.0721)	1,597	1,384
3.35% Notes due 2036 (800MM Euro 1.0721)(1)	852	853
3.587% Notes due 2036	855	876
5.95% Notes due 2037	994	1,089
3.625% Notes due 2037	1,346	1,310
3.40% Notes due 2038	993	839
5.85% Notes due 2038	697	756
4.50% Notes due 2040	541	521
2.10% Notes due 2040	836	670
4.85% Notes due 2041	297	293
4.50% Notes due 2043	496	470
3.55% Notes due 2044 (1.0B Euro 1.0721)(1)	1,062	1,062
3.73% Notes due 2046	1,978	1,609
3.75% Notes due 2047	816	805
3.50% Notes due 2048	743	579
2.25% Notes due 2050	807	593
5.25% Notes due 2054(1)	843	854
2.45% Notes due 2060	1,055	707
Other	67	67
Total Non-Current Debt	$31,636	29,716
(1) In the fiscal second quarter of 2024, the Company issued senior unsecured notes for a total of $6.7 billion. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024, and for general corporate purposes.

The weighted average effective interest rate on non-current debt is 3.28%.
The excess of the carrying value over the estimated fair value of debt was $1.0 billion at December 31, 2023.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of June 30, 2024 includes $8.5 billion of commercial paper which has a weighted average interest rate of 5.28% and a weighted average maturity of approximately one month.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal six months of 2024 and 2023 were 16.1% and 2.7%, respectively. The change in the consolidated tax rate as compared to the prior year is primarily due to a charge of $7.0 billion in the fiscal six months of 2023 and a charge of $3.0 billion in the fiscal six months of 2024, both related to talc matters. Both charges were recorded at an effective U.S. federal and state tax rate of approximately 23% (for further information see Note 11 to the Consolidated Financial Statements).
Additionally in the fiscal six months of 2024, the effective tax rate was unfavorably impacted by legislative changes that went into effect for Pillar Two in some of the Company's foreign jurisdictions as well as tax audit expenses incurred in the fiscal second quarter of 2024 related to multi-year transfer pricing agreements with the IRS and certain other foreign jurisdictions.
As of June 30, 2024, the Company had approximately $2.5 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service (IRS) has completed its audit for the tax years through 2016 and in the fiscal first quarter of 2024 has commenced the audit for tax years 2017 through 2020.
The Company currently expects completion of multi-year transfer pricing agreements with the IRS and certain other foreign jurisdictions in the next 12 months. As a result, the Company has classified approximately $0.4 billion of unrecognized tax benefits and associated interest as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet as of the end of the second fiscal quarter of 2024 in anticipation of final settlement.
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

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Second Quarter Ended				Fiscal Six Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$222	215	69	69	446	425	138	137
Interest cost	351	371	52	55	703	723	104	109
Expected return on plan assets	(639)	(694)	(1)	(2)	(1,281)	(1,362)	(3)	(3)
Amortization of prior service cost/(credit)	(46)	(46)	(1)	(1)	(92)	(92)	(1)	(1)
Recognized actuarial (gains)/losses	44	(50)	13	7	87	(100)	26	13
Curtailments and settlements	(8)	—	—	—	(8)	—	—	—
Net periodic benefit cost/(credit)	$(76)	(204)	132	128	(145)	(406)	264	255

Form 10-Q	19

The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported, including Cost of products sold, Research and development expense, Selling, marketing and administrative expenses, and in the fiscal second quarter and fiscal six months of 2023, Net earnings from discontinued operations, net of taxes if related to the separation of Kenvue. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.
Company contributions
For the fiscal six months ended June 30, 2024, the Company contributed $61 million and $7 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 31, 2023	$(10,149)	(1)	(2,000)	(377)	(12,527)
Net change	1,734	1	61	(522)	1,274
June 30, 2024	(8,415)	0	(1,939)	(899)	(11,253)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Second Quarter Ended		Fiscal Six Months Ended
(Shares in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Basic net earnings per share from continuing operations	$1.95	2.07	3.30	1.88
Basic net earnings (loss) per share from discontinued operations	—	(0.09)	—	0.07
Total net earnings per share - basic	1.95	1.98	3.30	1.95
Average shares outstanding — basic	2,406.8	2,598.4	2,407.5	2,601.9
Potential shares exercisable under stock option plans	62.6	95.2	79.3	96.9
Less: shares which could be repurchased under treasury stock method	(47.4)	(67.9)	(58.3)	(68.1)
Average shares outstanding — diluted	2,422.0	2,625.7	2,428.5	2,630.7
Diluted net earnings per share from continuing operations	1.93	2.05	3.27	1.86
Diluted net earnings (loss) per share from discontinuing operations	—	(0.09)	—	0.07
Total net earnings per share - diluted	$1.93	1.96	3.27	1.93

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	72.2	50.8	53.8	46.8

Form 10-Q	21

Note 9 — Segments of business and geographic areas
Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two business segments: Innovative Medicine and MedTech. The segment results have been recast for all periods to reflect the continuing operations of the Company.
Sales by segment of business

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change

INNOVATIVE MEDICINE
Immunology
U.S.	$2,978	2,865	4.0%	$5,431	5,313	2.2%
International	1,744	1,631	6.9	3,538	3,295	7.4
Worldwide	4,722	4,496	5.0	8,969	8,608	4.2
REMICADE
U.S.	231	277	(16.7)	497	553	(10.1)
U.S. Exports	35	33	7.9	62	74	(15.4)
International	127	152	(16.6)	268	322	(16.9)
Worldwide	393	462	(14.9)	827	949	(12.9)
SIMPONI / SIMPONI ARIA
U.S.	267	285	(6.3)	521	556	(6.2)
International	270	244	10.9	569	510	11.7
Worldwide	537	529	1.6	1,091	1,066	2.3
STELARA
U.S.	1,855	1,817	2.1	3,251	3,268	(0.5)
International	1,030	981	5.0	2,085	1,974	5.6
Worldwide	2,885	2,797	3.1	5,336	5,241	1.8
TREMFYA
U.S.	589	450	30.8	1,098	856	28.2
International	317	255	23.9	616	489	25.8
Worldwide	906	706	28.3	1,714	1,346	27.3
OTHER IMMUNOLOGY
U.S.	2	4	(51.5)	2	7	(75.4)
International	0	0	—	0	0	—
Worldwide	2	4	(51.5)	2	7	(75.4)

Infectious Diseases
U.S.	334	395	(15.4)	658	787	(16.4)
International	631	727	(13.1)	1,128	1,920	(41.3)
Worldwide	965	1,121	(13.9)	1,786	2,707	(34.0)
COVID-19 VACCINE
U.S.	0	0	—	0	0	—
International	172	285	(39.7)	197	1,032	(80.9)
Worldwide	172	285	(39.7)	197	1,032	(80.9)

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
EDURANT / rilpivirine
U.S.	8	8	(2.8)	16	17	(7.0)
International	288	258	11.5	603	529	14.1
Worldwide	297	266	11.0	620	546	13.4
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	321	382	(16.0)	635	760	(16.5)
International	117	109	6.5	221	208	6.0
Worldwide	438	491	(11.0)	856	968	(11.6)
OTHER INFECTIOUS DISEASES
U.S.	5	5	18.5	7	10	(29.4)
International	55	74	(25.6)	107	151	(29.3)
Worldwide	61	79	(23.1)	114	161	(29.3)

Neuroscience
U.S.	1,102	1,029	7.1	2,156	2,007	7.4
International	679	764	(11.1)	1,428	1,590	(10.2)
Worldwide	1,782	1,793	(0.6)	3,585	3,597	(0.3)
CONCERTA / methylphenidate
U.S.	34	64	(47.7)	75	134	(44.3)
International	129	143	(9.8)	265	279	(5.1)
Worldwide	163	208	(21.5)	340	414	(17.8)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	784	721	8.8	1,549	1,434	8.0
International	269	310	(13.1)	561	641	(12.4)
Worldwide	1,054	1,031	2.2	2,110	2,075	1.7
SPRAVATO
U.S.	226	144	57.9	417	255	63.9
International	44	25	73.5	78	45	74.6
Worldwide	271	169	60.2	496	300	65.5
OTHER NEUROSCIENCE
U.S.	57	100	(42.5)	115	184	(37.3)
International	237	286	(17.0)	524	625	(16.2)

Form 10-Q	23

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
Worldwide	294	386	(23.7)	639	809	(21.0)

Oncology
U.S.	2,636	2,069	27.4	5,019	3,958	26.8
International	2,455	2,329	5.4	4,885	4,552	7.3
Worldwide	5,090	4,398	15.7	9,904	8,510	16.4
CARVYKTI
U.S.	167	114	46.5	307	184	66.8
International	20	3	*	36	5	*
Worldwide	186	117	59.8	343	189	81.5
DARZALEX
U.S.	1,641	1,322	24.2	3,105	2,513	23.6
International	1,237	1,110	11.5	2,465	2,182	12.9
Worldwide	2,878	2,431	18.4	5,570	4,695	18.6
ERLEADA
U.S.	318	241	32.2	603	490	23.0
International	418	326	28.0	822	619	32.8
Worldwide	736	567	29.8	1,425	1,109	28.4
IMBRUVICA
U.S.	246	262	(6.4)	511	532	(3.9)
International	525	579	(9.4)	1,043	1,136	(8.3)
Worldwide	770	841	(8.5)	1,554	1,668	(6.9)
TECVAYLI
U.S.	104	82	27.5	205	139	47.7
International	30	12	*	63	18	*
Worldwide	135	94	42.9	268	157	70.2
ZYTIGA / abiraterone acetate
U.S.	11	9	21.6	20	25	(19.7)
International	154	218	(29.6)	326	447	(27.2)
Worldwide	165	227	(27.7)	346	472	(26.8)
OTHER ONCOLOGY
U.S.	148	40	*	267	75	*
International	71	80	(10.4)	131	144	(8.5)
Worldwide	221	120	84.2	399	219	82.4

Pulmonary Hypertension
U.S.	743	684	8.7	1,509	1,284	17.5
International	296	289	2.6	579	561	3.4
Worldwide	1,039	972	6.9	2,088	1,844	13.2
OPSUMIT
U.S.	373	328	13.7	729	601	21.3
International	170	179	(5.0)	339	346	(2.2)
Worldwide	544	507	7.1	1,068	947	12.7
UPTRAVI

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
U.S.	349	338	3.3	741	642	15.5
International	76	61	24.6	152	119	27.6
Worldwide	426	399	6.6	894	761	17.4
OTHER PULMONARY HYPERTENSION
U.S.	20	18	18.8	38	41	(6.1)
International	50	48	3.1	89	95	(6.7)
Worldwide	71	66	7.2	127	136	(6.5)

Cardiovascular / Metabolism / Other
U.S.	717	776	(7.7)	1,348	1,491	(9.6)
International	176	174	0.6	373	386	(3.6)
Worldwide	892	950	(6.2)	1,721	1,877	(8.3)
XARELTO
U.S.	587	637	(7.9)	1,105	1,215	(9.1)
International	—	—	—	—	—	—
Worldwide	587	637	(7.9)	1,105	1,215	(9.1)
OTHER
U.S.	129	138	(6.4)	243	275	(11.8)
International	176	174	0.6	373	386	(3.6)
Worldwide	305	313	(2.5)	616	662	(7.0)

TOTAL INNOVATIVE MEDICINE
U.S.	8,510	7,818	8.9	16,122	14,841	8.6
International	5,980	5,913	1.1	11,930	12,303	(3.0)
Worldwide	14,490	13,731	5.5	28,052	27,144	3.3

MEDTECH
Cardiovascular(1)
U.S.	1,119	908	23.3	2,144	1,771	21.1
International	753	712	5.7	1,534	1,352	13.4
Worldwide	1,873	1,620	15.6	3,679	3,123	17.8
ELECTROPHYSIOLOGY
U.S.	705	609	15.7	1,397	1,180	18.4
International	618	587	5.4	1,270	1,109	14.6
Worldwide	1,323	1,196	10.6	2,667	2,288	16.5
ABIOMED
U.S.	309	272	13.2	612	536	14.1
International	72	59	20.7	139	119	16.5
Worldwide	379	331	14.5	750	655	14.5
SHOCKWAVE(2)
U.S.	77	—	*	77	—	*
International	0	—	—	0	—	—
Worldwide	77	—	*	77	—	*
OTHER CARDIOVASCULAR(1)
U.S.	29	27	12.5	59	55	7.7

Form 10-Q	25

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
International	64	67	(4.5)	126	125	0.8
Worldwide	93	93	0.3	185	180	2.9
Orthopaedics
U.S.	1,422	1,388	2.5	2,870	2,751	4.3
International	890	878	1.4	1,782	1,759	1.3
Worldwide	2,312	2,265	2.1	4,652	4,510	3.2
HIPS
U.S.	265	250	5.8	535	491	8.9
International	152	147	3.4	304	296	2.6
Worldwide	417	397	4.9	839	787	6.5
KNEES
U.S.	230	221	4.2	472	447	5.5
International	163	142	14.9	323	284	13.6
Worldwide	394	363	8.4	795	731	8.7
TRAUMA
U.S.	498	483	3.0	1,002	974	2.9
International	260	255	2.4	521	522	0.0
Worldwide	759	739	2.8	1,524	1,496	1.9
SPINE, SPORTS & OTHER
U.S.	430	433	(0.8)	862	839	2.7
International	314	334	(6.1)	634	657	(3.5)
Worldwide	743	766	(3.1)	1,495	1,495	0.0
Surgery
U.S.	995	1,015	(2.0)	1,982	1,990	(0.4)
International	1,493	1,580	(5.5)	2,922	3,039	(3.8)
Worldwide	2,488	2,594	(4.1)	4,904	5,028	(2.5)
ADVANCED
U.S.	466	466	0.1	912	910	0.2
International	675	757	(10.8)	1,316	1,430	(8.0)
Worldwide	1,141	1,222	(6.7)	2,228	2,340	(4.8)
GENERAL
U.S.	528	548	(3.7)	1,070	1,079	(0.9)
International	818	823	(0.7)	1,606	1,608	(0.2)
Worldwide	1,346	1,372	(1.9)	2,676	2,688	(0.5)
Vision
U.S.	523	529	(1.2)	1,070	1,087	(1.5)
International	763	778	(2.0)	1,473	1,521	(3.2)
Worldwide	1,285	1,308	(1.7)	2,543	2,608	(2.5)
CONTACT LENSES / OTHER
U.S.	409	409	0.2	847	853	(0.6)

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
International	509	530	(4.0)	981	1,039	(5.6)
Worldwide	918	939	(2.2)	1,828	1,892	(3.4)
SURGICAL
U.S.	113	120	(5.8)	223	234	(4.8)
International	254	249	2.1	492	482	2.1
Worldwide	367	369	(0.5)	715	716	(0.1)

TOTAL MEDTECH
U.S.	4,059	3,839	5.7	8,067	7,598	6.2
International	3,898	3,949	(1.3)	7,711	7,671	0.5
Worldwide	7,957	7,788	2.2	15,778	15,269	3.3

WORLDWIDE
U.S.	12,569	11,657	7.8	24,189	22,439	7.8
International	9,878	9,862	0.2	19,641	19,974	(1.7)
Worldwide	$22,447	21,519	4.3%	$43,830	42,413	3.3%
*    Percentage greater than 100% or not meaningful
(1) Previously referred to as Interventional
(2) Acquired on May 31, 2024
Earnings before provision for taxes by segment

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
Innovative Medicine(1)	$5,459	4,812	13.4%	$10,428	9,214	13.2%
MedTech(2)	1,089	1,671	(34.8)	2,609	3,080	(15.3)
Segment earnings before provision for taxes	6,548	6,483	1.0	13,037	12,294	6.0
Less: Expense not allocated to segments (3)	800	177		3,575	7,275
Worldwide income (loss) before tax	$5,748	6,306	(8.8)%	$9,462	5,019	88.5%
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.7 billion in both the fiscal second quarter of 2024 and 2023. Intangible amortization expense of $1.4 billion and $1.5 billion in the fiscal six months of 2024 and 2023, respectively.
•One-time COVID-19 Vaccine related exit costs of $0.1 billion in both the fiscal second quarter and fiscal six months of 2024. One-time COVID-19 Vaccine related exit costs of $0.2 billion and $0.6 billion in the fiscal second quarter and fiscal six months of 2023, respectively.
•Restructuring income of $0.1 billion in the fiscal second quarter of 2024 and a restructuring related charge of $0.1 billion in the fiscal six months of 2024. A restructuring related charge of $0.1 billion and $0.3 billion in the fiscal second quarter and fiscal six months of 2023, respectively. Refer to Note 12 for additional details.
•An In-process research and development impairment of $0.2 billion in the fiscal second quarter and fiscal six months of 2024 associated with the M710 (biosimilar) asset acquired from Momenta in 2020.
(2)    MedTech includes:
•Intangible amortization expense of $0.4 billion in both the fiscal second quarter of 2024 and 2023. Intangible amortization expense of $0.8 billion in both the fiscal six months of 2024 and 2023.
•Favorable intellectual property litigation settlements of $0.3 billion in both the fiscal second quarter and fiscal six months of 2023
•Acquisition and integration related expense of $0.6 billion and $0.6 billion, primarily driven by the Shockwave acquisition, in the fiscal second quarter and fiscal six months of 2024, respectively. Acquisition and integration related expense of $0.1 billion in the fiscal six months of 2023.

Form 10-Q	27

•A gain of $0.2 billion related to the Acclarent divestiture recorded in Other (income) expense in the fiscal second quarter and fiscal six months of 2024
•Restructuring related charge of $0.1 billion in the fiscal second quarter and fiscal six months of 2024
(3)    Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal second quarters of 2024 and 2023 include charges for talc matters of $0.3 billion and $0.2 billion, respectively. The fiscal six months of 2024 and 2023 include charges for talc matters of $3.0 billion and $7.1 billion, respectively (See Note 11, Legal Proceedings, for additional details). The fiscal second quarter and six months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock
Sales by geographic area

	Fiscal Second Quarter Ended			Fiscal Six Months Ended
(Dollars in Millions)	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
United States	$12,569	11,657	7.8%	$24,189	22,439	7.8%
Europe	5,214	5,131	1.6	10,377	10,721	(3.2)
Western Hemisphere, excluding U.S.	1,212	1,136	6.7	2,406	2,212	8.8
Asia-Pacific, Africa	3,452	3,595	(4.0)	6,858	7,041	(2.6)
Total	$22,447	21,519	4.3%	$43,830	42,413	3.3%
Note 10 — Acquisitions and divestitures
Subsequent to the quarter, on July 11, 2024, the Company completed the acquisition of Yellow Jersey Therapeutics (Yellow Jersey), a demerged subsidiary of Numab Therapeutics, to secure the global rights to NM26, a novel, investigational first-in-class bispecific antibody targeting two clinically proven pathways in atopic dermatitis (AD), in an all-cash transaction for approximately $1.25 billion. The transaction is being accounted for as an asset acquisition, resulting in an in-process research and development (IPR&D) charge of approximately $1.25 billion recorded as part of research and development expense and the results of operations will be included in the Innovative Medicine segment as of the acquisition date. The acquisition is not expected to be deductible for tax purposes.

On June 20, 2024, the Company completed the acquisition of Proteologix, Inc., a privately held biotechnology company focused on bispecific antibodies for immune-mediated diseases, for approximately $0.8 billion net of cash acquired, with potential for an additional milestone payment. The transaction was accounted for as a business combination and the results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $1.2 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $0.9 billion, goodwill for $0.3 billion, and $0.3 billion of liabilities acquired which included $0.1 billion related to a contingent consideration. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 30% to 45% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 16%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal second quarter of 2024 were not material.

On May 31, 2024, the Company completed the acquisition of Shockwave Medical Inc. (SWAV)(Shockwave), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD) in an all-cash merger transaction. The Company acquired all the outstanding shares of Shockwave’s common stock for $335.00 per share through a merger of Shockwave with a subsidiary of the Company. The transaction was accounted for as a business combination and the results of operations were included in the MedTech segment as of the acquisition date.

Details of the fair value amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(Dollars in Billions)
Assets acquired:
Cash	$1.1
Goodwill	7.5
Amortizable intangibles	5.3
IPR&D	0.6
Inventory	0.5
Other assets	0.5
Total assets acquired	$15.5

Liabilities assumed:
Deferred taxes	$1.5
Notes payable*	1.0
Accrued liabilities**	0.4
Total liabilities assumed	$2.9

Net assets acquired	$12.6

Net assets acquired as of May 31, 2024	$12.6
Less: Cash acquired	1.1
Equity awards settled	0.6
Settlement of Note payable*	1.0
Total enterprise value as of June 30, 2024	$13.1
•Represents the convertible debt which was subsequently paid in the fiscal second quarter of 2024.
** Includes $0.2 billion of equity awards

The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal second quarter were $0.5 billion of which $0.4 billion related to equity awards and was recorded in Other (income) expense. The amortizable intangible assets were primarily comprised of already in-market CAD and PAD IVL products with the average weighted lives of 14 years. The IPR&D assets were valued for technology programs for unapproved products. The value of the IPR&D was calculated using a probability-adjusted cash flow projection discounted for the risk inherent in such projects with the weighted average probability of success factors of approximately 50%. The discount rate applied was 9.0%.

During the fiscal first quarter of 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total equity value of approximately $2.0 billion, or $1.8 billion net of cash acquired. The Company acquired all of the outstanding shares of Ambrx’s common stock for $28.00 per share through a merger of Ambrx with a subsidiary of the Company. The transaction was accounted for as a business combination and the results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion, which includes deferred taxes of $0.4 billion. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 40% to 70% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 17%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal six months of 2024 were not material.
Divestitures
In the fiscal second quarter of 2024, the Company completed the divestiture of Acclarent resulting in approximately $0.3 billion in proceeds. In the fiscal first quarter of 2024, the Company completed the divestiture of Ponvory outside of the U.S. resulting in approximately $0.2 billion in proceeds.
There were no material acquisitions or divestitures in the fiscal first quarter or fiscal second quarter of 2023.

Form 10-Q	29

Note 11 — Legal Proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of June 30, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Matters concerning talc
A significant number of personal injury claims alleging that talc causes cancer have been asserted against Johnson & Johnson Consumer Inc., its successor LLT Management LLC (previously known as LTL Management LLC) and the Company arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder.
In talc cases that have gone to trial, the Company has obtained a number of defense verdicts, but there also have been verdicts against the Company, many of which have been reversed on appeal. In June 2020, the Missouri Court of Appeals reversed in part and affirmed in part a July 2018 verdict of $4.7 billion in Ingham v. Johnson & Johnson, et al., No. ED 207476 (Mo. App.), reducing the overall award to $2.1 billion. An application for transfer of the case to the Missouri Supreme Court was subsequently denied, and in June 2021, a petition for certiorari, seeking a review of the Ingham decision by the United States Supreme Court, was denied. In June 2021, the Company paid the award, which, including interest, totaled approximately $2.5 billion. The facts and circumstances, including the terms of the award, were unique to the Ingham decision and not representative of other claims brought against the Company. The Company continues to believe that it has strong legal grounds to contest the other talc verdicts that it has appealed. Notwithstanding the Company’s confidence in the safety of its talc products, in certain circumstances the Company has settled cases.
In June 2014, the Mississippi Attorney General filed a complaint against the Company alleging violation of the Mississippi Consumer Protection Act by failing to disclose alleged health risks associated with female consumers’ use of talc contained in JOHNSON’S Baby Powder and JOHNSON’S Shower to Shower (a product divested in 2012). The Company has reached an agreement to resolve this matter.

In January 2020, the State of New Mexico filed a consumer protection case alleging that the Company deceptively marketed and sold its talcum powder products by making misrepresentations about the safety of the products and the presence of carcinogens, including asbestos. The Company has reached an agreement to resolve this matter.

Forty-two states and the District of Columbia commenced a joint investigation into the Company’s marketing of its talcum powder products. In January 2024, the Company reached an agreement in principle with the multi-state group of state Attorneys General, subject to ongoing negotiation of non-monetary terms. In June 2024, the settlements were finalized.
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
Following the dismissal of LTL 2, new lawsuits were filed, cases across the country that had been stayed were reactivated, and trials have commenced. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery is proceeding and a trial is scheduled to occur in December 2024. In March 2024, the court granted the Company's motion for a renewed Daubert hearing prior to the trial.
On May 1, 2024, the Company commenced a three-month solicitation period of its proposed consensual “prepackaged” chapter 11 bankruptcy plan (the “Proposed Plan”) for the comprehensive and final resolution of all current and future claims related to cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims, in exchange for the payment by the Company of present value of approximately $6.475 billion payable over 25 years (nominal value of approximately $8.0 billion, discounted at a rate of 4.4%). The claims encompassed by the Proposed Plan constitute 99.75% of pending lawsuits against the Company relating to its talc powder products. Mesothelioma and State consumer protection claims are being addressed outside the Proposed Plan. The Company separately has resolved 95% of the mesothelioma lawsuits filed to date and has resolved the State claims.
To account for these settlements and the contemplated comprehensive resolution through the Proposed Plan, the Company recorded an incremental charge of approximately $3.0 billion, through the second fiscal quarter 2024. As of June 30, 2024, the total present value of the reserve is approximately $10.6 billion (or nominal value of approximately $12.8 billion), net of payments made in fiscal 2024. Approximately one-third of the reserve is recorded as a current liability. The recorded amount remains the Company's best estimate of probable loss.

Form 10-Q	31

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
In September 2023, Imerys and Cyprus filed amended plans of reorganization. The amended plans contemplate a similar construct as the prior Imerys and Cyprus Plans, including all talc claims against Imerys and Cyprus (and certain other protected parties) being channeled to a trust along with Imerys’s and Cyprus’s alleged indemnification rights against the Company. In January 2024, Imerys and Cyprus each filed a disclosure statement for its respective Chapter 11 plans. On April 29, 2024, the Company, Imerys and Cyprus reached an agreement in principle on monetary and non-monetary terms to resolve their ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies. The parties have finalized the agreement, which will be submitted to the Bankruptcy Court for approval on August 15, 2024. Imerys and Cyprus have adjourned the hearing on their respective disclosure statements pending submission of the agreement to the court.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. In April 2021, briefing on Plaintiff’s motion for class certification was completed. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the Court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, the parties requested that the case remain stayed, except for certain limited discovery, pending a decision from the Third Circuit on the 23(f) petition.
A lawsuit was brought against the Company in the Superior Court of California for the County of San Diego alleging violations of California’s Consumer Legal Remedies Act (CLRA) relating to JOHNSON’S Baby Powder. In that lawsuit, the plaintiffs allege that the Company violated the CLRA by failing to provide required Proposition 65 warnings. The Company removed the lawsuit to the United States District Court for the Southern District of California. In January 2021, the court granted the Company's motion to dismiss plaintiffs' Fifth Amended Complaint with prejudice. On April 29, 2024, the Ninth Circuit affirmed the District Court's order dismissing the case with prejudice.
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
In July 2021, the Company announced finalization of an agreement to settle all remaining state and subdivision claims for up to $5.0 billion. Approximately 70% of the all-in settlement was paid by the end of fiscal second quarter 2024.

The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, and health insurers/payors. Counting the private litigant cases, there are approximately 20 remaining opioid cases against the Company and JPI in various state courts, 420 remaining cases in the Ohio MDL, and 3 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs and certain others are scheduled for trial in 2024, 2025, or 2026.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada, and is seeking to have that action certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; leave to appeal has been sought. These actions allege a variety of claims related to opioid marketing practices, including false advertising, unfair competition, public nuisance, consumer fraud violations, deceptive acts and practices, false claims and unjust enrichment. An adverse judgment in any of these lawsuits could result in the imposition of large monetary penalties and significant damages including, punitive damages, cost of abatement, substantial fines, equitable remedies and other sanctions.
In November 2019, a shareholder filed a derivative complaint against the Company as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that the Company has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted the Company’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed appealed the state court’s dismissal order, and briefing on the appeal concluded in October 2022. In February 2024, the appellate court affirmed the dismissal of the shareholder's amended complaint. In March 2024, the shareholder filed a notice of petition for certification with the Supreme Court of New Jersey seeking review of the appellate court's decision. In May 2024, briefing on the shareholder's petition for certification concluded.
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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of June 30, 2024:

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	62,370
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	910
Pelvic meshes	6,230
ETHICON PHYSIOMESH Flexible Composite Mesh	170
RISPERDAL	20
ELMIRON	2,170
The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. There may be additional claims that have not yet been filed.

Form 10-Q	33

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
Ethicon Pelvic Mesh
Claims for personal injury have been made against Ethicon, Inc. (Ethicon) and the Company arising out of Ethicon’s pelvic mesh devices used to treat stress urinary incontinence and pelvic organ prolapse. The Company continues to receive information with respect to potential costs and additional cases. Cases filed in federal courts in the United States had been organized as a multi-district litigation (MDL) in the United States District Court for the Southern District of West Virginia. In March 2021, the MDL Court entered an order closing the MDL. The MDL Court has remanded cases for trial to the jurisdictions where the case was originally filed and additional pelvic mesh lawsuits have been filed, and remain, outside of the MDL. The Company has settled or otherwise resolved the majority of the United States cases and the estimated costs associated with these settlements and the remaining cases are reflected in the Company’s accruals. In addition, class actions and individual personal injury cases or claims seeking damages for alleged injury resulting from Ethicon’s pelvic mesh devices have been commenced in various countries outside of the United States, including claims and cases in the United Kingdom, the Netherlands, and Ireland, and class actions in Israel, Australia, Canada and South Africa. The vast majority of these actions are now resolved. The Company has established accruals with respect to product liability litigation associated with Ethicon’s pelvic mesh products.
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

Form 10-Q	35

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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Auson Pharmaceuticals Inc.; Shanghai Auson Pharmaceuticals Co. Ltd.; Aurobindo Pharma Limited; Aurobindo Pharma USA, Inc.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; Prinston Pharmaceuticals, Inc.; Ascent Pharmaceuticals, Inc.; and Hetero Labs Limited. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310. In May 2024, the Company entered into a confidential settlement agreement with Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit.
OPSUMIT
Beginning in January 2023 Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of OPSUMIT before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Mylan Pharmaceuticals Inc.; Torrent Pharmaceuticals Ltd.; and Torrent Pharma Inc. The following U.S. patents are included in one or more cases: 7,094,781; and 10,946,015. In April 2024, the Company entered into a confidential settlement agreement with Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc.
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; and Qilu Pharma Inc. The following U.S. patent is included in one or more cases: 9,439,906. In October 2020, the district court issued a decision in the case against Teva Pharmaceuticals USA, Inc., finding that United States Patent No. 9,439,906 is not invalid. Teva previously stipulated to infringement. Teva appealed the decision and, in April 2024, the United States Court of Appeals for the Federal Circuit vacated and remanded the case to the district court for further proceedings. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement. Tolmar has appealed the decision.
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
INVEGA TRINZA

Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693. In May 2023, the District Court issued a decision finding that Mylan’s proposed generic product infringes the asserted patent and that the patent is not invalid. Mylan has appealed the decision.
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
INVOKANA
Beginning in January 2024, Janssen Inc. and Mitsubishi Tanabe Pharma Corporation initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who filed ANDSs seeking approval to market generic versions of INVOKANA before expiration of the listed patents. The following entities are named defendants: Jamp Pharma Corporation and Apotex Inc. The following Canadian patents are included in one or more cases: 2,534,024 and 2,671,357.
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

Form 10-Q	37

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
Innovative Medicine
In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and trial commenced in May 2024. On June 13, 2024, a jury found no liability regarding the anti-kickback violations but found liability for a portion of the off-label promotion claims. The Company is pursuing post-trial briefing challenging the verdict on the off-label claims.
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
In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In June 2023, defendants filed a petition for a writ of certiorari to the United States Supreme Court. In June 2024, the Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit.
In February 2024, a putative class action was filed against the Company, the Pension & Benefits Committee of Johnson & Johnson (Committee), and certain named officers and employees, in United States District Court for the District of New Jersey. In May 2024, the plaintiff filed an amended complaint against the Company and the Committee. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In June 2024, defendants moved to dismiss the amended complaint.
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
In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In February 2024, plaintiffs filed an amended complaint, which Janssen moved to dismiss in March 2024.
In June 2022, Janssen Pharmaceuticals, Inc. filed a Demand for Arbitration against Emergent Biosolutions Inc. et al (EBSI) with the American Arbitration Association, alleging that EBSI breached the parties’ Manufacturing Services Agreement for the Company’s COVID-19 vaccine. In July 2022, Emergent filed its answering statement and counterclaims. In July 2024, Janssen and Emergent reached an agreement to resolve this matter.

Form 10-Q	39

Note 12 — Restructuring
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring income of $0.1 billion in the fiscal second quarter of 2024 and $0.1 billion of expense in the fiscal six months of 2024, included asset divestments, the termination of partnered and non-partnered development program costs and asset impairments. The pre-tax restructuring charge of approximately $0.1 billion and $0.3 billion in the fiscal second quarter and fiscal six months of 2023, respectively, included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The majority of this restructuring program is completed, with minor charges expected in the remainder of year.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.1 billion and $0.1 billion in the fiscal second quarter and fiscal six months of 2024, respectively, primarily included costs related to market and product exits. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring (income) expenses for 2024:

(Pre-tax Dollars in Millions)	Fiscal Second Quarter Ended	Fiscal Six Months Ended
Innovative Medicine Segment(1)	$(63)	81
MedTech Segment(2)	52	79
Total Programs	$(11)	160
(1)Included in Restructuring on the Consolidated Statement of Earnings
(2)The fiscal second quarter of 2024 included $50 million in Restructuring and $2 million in Cost of products sold on the Consolidated Statement of Earnings. The fiscal six months of 2024 included $70 million in Restructuring and $9 million in Cost of products sold on the Consolidated Statement of Earnings.
Restructuring reserves as of June 30, 2024 and December 31, 2023 were insignificant.

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
Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

	Fiscal Second Quarter Ended	Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 2, 2023
Sales to customers	$4,011	$7,863
Cost of products sold	1,750	3,458
Gross profit	2,261	4,405
Selling, marketing and administrative expenses	1,269	2,501
Research and development expense	126	234
Interest Income	(42)	(79)
Interest expense, net of portion capitalized	128	131
Other (income) expense, net	324	612
Earnings from Discontinued Operations Before Provision for Taxes on Income	456	1,006
Provision for taxes on income	688	815
Net (loss)/earnings from Discontinued Operations	$(232)	$191
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

	Fiscal Second Quarter Ended	Fiscal Six Months Ended
(Dollars in Millions)	July 2, 2023	July 2, 2023
Depreciation and Amortization	$149	$302

Capital expenditures	$92	$139

Form 10-Q	41

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal six months of 2024, worldwide sales were $43.8 billion, a total increase of 3.3%, including an operational (which excludes translational currency) increase of 5.2% as compared to 2023 fiscal six months sales of $42.4 billion. Currency fluctuations had a negative impact of 1.9% for the fiscal six months of 2024. In the fiscal six months of 2024, acquisitions and divestitures had no net impact on the worldwide operational sales growth. In the fiscal six months of 2024, the impact of the Covid-19 Vaccine sales decline on the worldwide operational sales was a negative 2.2%.
Sales by U.S. companies were $24.2 billion in the fiscal six months of 2024, which represented an increase of 7.8% as compared to the prior year. In the fiscal six months of 2024, acquisitions and divestitures had no net impact on the U.S. operational sales growth. Sales by international companies were $19.6 billion, a decrease of 1.7%, including an operational increase of 2.4%, offset by a negative currency impact of 4.1% as compared to the fiscal six months sales of 2023. In the fiscal six months of 2024, the net impact of acquisitions and divestitures on the international operational sales growth was a negative 0.1%. In the fiscal six months of 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 4.5%.
In the fiscal six months of 2024, sales by companies in Europe experienced a decline of 3.2%, which included an operational decline of 2.4% and a negative currency impact of 0.8%. In the fiscal six months of 2024, the impact of the Covid-19 Vaccine sales decline on the European region operational sales was a negative 8.4%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 8.8%, which included an operational increase of 21.9%, and a negative currency impact of 13.1%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 2.6%, including an operational increase of 3.4% offset by a negative currency impact of 6.0%.
Fiscal six months 2024
sales by geographic region (in billions)
Fiscal six months 2024
sales by segment (in billions)
Note: values may have been rounded

For the fiscal second quarter of 2024, worldwide sales were $22.4 billion, a total increase of 4.3%, which included operational growth of 6.6% and a negative currency impact of 2.3% as compared to 2023 fiscal second quarter sales of $21.5 billion. In the fiscal second quarter of 2024, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 0.1%. In the fiscal second quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the worldwide operational sales was a negative 0.6%.
Sales by U.S. companies were $12.6 billion in the fiscal second quarter of 2024, which represented an increase of 7.8% as compared to the prior year. In the fiscal second quarter of 2024, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 0.2%. Sales by international companies were $9.9 billion, a total increase of 0.2%, which included operational growth of 5.1% and a negative currency impact of 4.9%. In the fiscal second quarter of 2024, the net impact of acquisitions and divestitures on international operational sales growth was a negative 0.2%. In the fiscal second quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 1.3%.
In the fiscal second quarter of 2024, sales by companies in Europe achieved growth of 1.6%, which included a operational growth of 3.4% and a negative currency impact of 1.8%. In the fiscal second quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the European region operational sales was a negative 2.6%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 6.7%, including operational growth of 22.6% and a negative currency impact of 15.9%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 4.0%, which included operational growth of 1.9% offset by a negative currency impact of 5.9%.
Q2 2024
Sales by Geographic Region (in billions)
Q2 2024
Sales by Segment (in billions)
Note: values may have been rounded

Form 10-Q	43

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal six months of 2024 were $28.1 billion, an increase of 3.3% as compared to the same period a year ago, with an operational increase of 5.2% and a negative currency impact of 1.9%. In the fiscal six months of 2024, the impact of the Covid-19 Vaccine sales decline on the Innovative Medicine segment operational sales was a negative 3.4%. U.S. Innovative Medicine sales increased 8.6% as compared to the same period a year ago. International Innovative Medicine sales decreased by 3.0%, including operational growth of 1.0% offset by a negative currency impact of 4.0%. In the fiscal six months of 2024, the impact of the Covid-19 Vaccine sales decline on the international Innovative Medicine segment operational sales was a negative 7.5%. In the fiscal six months of 2024, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.1%.
Major Innovative Medicine therapeutic area sales — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2024	July 2, 2023	Total Change	Operations Change	Currency Change
Immunology	$8,969	$8,608	4.2%	6.0%	(1.8)%
REMICADE	827	949	(12.9)	(11.6)	(1.3)
SIMPONI/ SIMPONI ARIA	1,091	1,066	2.3	7.0	(4.7)
STELARA	5,336	5,241	1.8	3.1	(1.3)
TREMFYA	1,714	1,346	27.3	29.2	(1.9)
Other Immunology	2	7	(75.4)	(75.4)	—
Infectious Diseases	1,786	2,707	(34.0)	(33.7)	(0.3)
COVID-19 VACCINE	197	1,032	(80.9)	(80.9)	0.0
EDURANT/rilpivirine	620	546	13.4	13.7	(0.3)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	856	968	(11.6)	(11.2)	(0.4)
Other Infectious Diseases	114	161	(29.3)	(26.2)	(3.1)
Neuroscience	3,585	3,597	(0.3)	1.9	(2.2)
CONCERTA/methylphenidate	340	414	(17.8)	(14.5)	(3.3)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	2,110	2,075	1.7	2.8	(1.1)
SPRAVATO	496	300	65.5	65.7	(0.2)
Other Neuroscience	639	809	(21.0)	(15.8)	(5.2)
Oncology	9,904	8,510	16.4	18.7	(2.3)
CARVYKTI	343	189	81.5	81.5	0.0
DARZALEX	5,570	4,695	18.6	21.2	(2.6)
ERLEADA	1,425	1,109	28.4	30.5	(2.1)
IMBRUVICA	1,554	1,668	(6.9)	(5.1)	(1.8)
TECVAYLI	268	157	70.2	70.2	0.0
ZYTIGA/ abiraterone acetate	346	472	(26.8)	(22.0)	(4.8)
Other Oncology	399	219	82.4	84.2	(1.8)
Pulmonary Hypertension	2,088	1,844	13.2	15.5	(2.3)
OPSUMIT	1,068	947	12.7	14.4	(1.7)
UPTRAVI	894	761	17.4	18.7	(1.3)
Other Pulmonary Hypertension	127	136	(6.5)	5.3	(11.8)
Cardiovascular / Metabolism / Other	1,721	1,877	(8.3)	(8.0)	(0.3)
XARELTO	1,105	1,215	(9.1)	(9.1)	—
Other	616	662	(7.0)	(6.0)	(1.0)
Total Innovative Medicine Sales	$28,052	$27,144	3.3%	5.2%	(1.9)%

Innovative Medicine segment sales in the fiscal second quarter of 2024 were $14.5 billion, an increase of 5.5% as compared to the same period a year ago, including an operational increase of 7.8% and a negative currency impact of 2.3%. In the fiscal second quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the Innovative Medicine segment operational sales was a negative 1.0%. U.S. Innovative Medicine sales increased 8.9% as compared to the same period a year ago. International Innovative Medicine sales increased by 1.1%, including an operational increase of 6.4% partially offset by a negative currency impact of 5.3%. In the fiscal second quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international Innovative Medicine operational sales was a negative 2.3%. In the fiscal second quarter of 2024, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.2%.
Major Innovative Medicine therapeutic area sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 30, 2024	July 2, 2023	Total Change	Operations Change	Currency Change
Immunology	$4,722	$4,496	5.0%	7.3%	(2.3)%
REMICADE	393	462	(14.9)	(13.4)	(1.5)
SIMPONI/ SIMPONI ARIA	537	529	1.6	7.1	(5.5)
STELARA	2,885	2,797	3.1	4.9	(1.8)
TREMFYA	906	706	28.3	30.7	(2.4)
Other Immunology	2	4	(51.5)	(51.5)	—
Infectious Diseases	965	1,121	(13.9)	(12.9)	(1.0)
COVID-19 VACCINE	172	285	(39.7)	(39.7)	0.0
EDURANT/rilpivirine	297	266	11.0	12.5	(1.5)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	438	491	(11.0)	(10.3)	(0.7)
Other Infectious Diseases	61	79	(23.1)	(18.8)	(4.3)
Neuroscience	1,782	1,793	(0.6)	1.5	(2.1)
CONCERTA/ methylphenidate	163	208	(21.5)	(17.9)	(3.6)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,054	1,031	2.2	3.5	(1.3)
SPRAVATO	271	169	60.2	60.8	(0.6)
Other Neuroscience	294	386	(23.7)	(19.1)	(4.6)
Oncology	5,090	4,398	15.7	18.6	(2.9)
CARVYKTI	186	117	59.8	59.9	(0.1)
DARZALEX	2,878	2,431	18.4	21.3	(2.9)
ERLEADA	736	567	29.8	32.5	(2.7)
IMBRUVICA	770	841	(8.5)	(5.9)	(2.6)
TECVAYLI	135	94	42.9	43.5	(0.6)
ZYTIGA/ abiraterone acetate	165	227	(27.7)	(21.9)	(5.8)
Other Oncology	221	120	84.2	87.2	(3.0)
Pulmonary Hypertension	1,039	972	6.9	9.4	(2.5)
OPSUMIT	544	507	7.1	9.1	(2.0)
UPTRAVI	426	399	6.6	8.1	(1.5)
Other Pulmonary Hypertension	71	66	7.2	20.4	(13.2)
Cardiovascular / Metabolism / Other	892	950	(6.2)	(5.5)	(0.7)
XARELTO	587	637	(7.9)	(7.9)	—
Other	305	313	(2.5)	(0.6)	(1.9)
Total Innovative Medicine Sales	$14,490	$13,731	5.5%	7.8%	(2.3)%

Form 10-Q	45

Immunology products achieved operational growth of 7.3% as compared to the same period a year ago. Sales of STELARA (ustekinumab) were driven by market growth partially offset by net unfavorable patient mix. Growth of TREMFYA (guselkumab) was due to market growth, share gains and favorable patient mix. Additionally, SIMPONI/SIMPONI ARIA growth was driven by growth outside the U.S. Lower sales of REMICADE (infliximab) were due to biosimilar competition.
Sales of STELARA in the United States were approximately $7.0 billion in fiscal 2023. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. The Company has settled certain litigation under the Biosimilar Price Competition and Innovation Act of 2009. As a result of these settlements and other agreements with separate third parties, the Company does not anticipate the launch of a biosimilar version of STELARA until January 1, 2025 in the United States. In July 2024, a biosimilar version of STELARA launched in certain European markets for certain indications.
Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.
Infectious disease products experienced an operational decline of 12.9% as compared to the same period a year ago primarily driven by a decline in COVID-19 vaccine revenue. The Company does not anticipate any COVID-19 vaccine revenue in the remainder of fiscal 2024.
Neuroscience products achieved operational sales growth of 1.5% as compared to the same period a year ago. The growth of SPRAVATO (esketamine) was driven by increased physician and patient demand and ongoing launches. Growth was partially offset by declines in Other Neuroscience.
Oncology products achieved operational sales growth of 18.6% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains in all regions and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains, capacity expansion and manufacturing efficiencies. Additionally, sales from the ongoing launch of TECVAYLI (teclistamab-cqyv) and the launch of TALVEY (talquetamab) and RYBREVANT (amivantamab) in Other Oncology contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to competitive pressures.
Pulmonary Hypertension achieved operational sales growth of 9.4% as compared to the same period a year ago. Sales growth of OPSUMIT (macitentan) was driven by share gains and market growth partially offset by unfavorable mix in the European Union. Sales growth of UPTRAVI (selexipag) was driven by market growth and share gains partially offset by inventory dynamics in the U.S.
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

MedTech
The MedTech segment sales in the fiscal six months of 2024 were $15.8 billion, an increase of 3.3% as compared to the same period a year ago, with an operational increase of 5.4% and a negative currency impact of 2.1%. U.S. MedTech sales increased 6.2%. International MedTech sales increased by 0.5%, including an operational increase of 4.6% and a negative currency impact of 4.1%. In the fiscal six months of 2024, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 0.2%.
Major MedTech franchise sales — Fiscal Six Months Ended

(Dollars in Millions)	June 30, 2024	July 2, 2023	Total Change	Operations Change	Currency Change
Surgery	$4,904	$5,028	(2.5%)	0.3%	(2.8)%
Advanced	2,228	2,340	(4.8)	(2.2)	(2.6)
General	2,676	2,688	(0.5)	2.4	(2.9)
Orthopaedics	4,652	4,510	3.2	4.0	(0.8)
Hips	839	787	6.5	7.4	(0.9)
Knees	795	731	8.7	9.4	(0.7)
Trauma	1,524	1,496	1.9	2.6	(0.7)
Spine, Sports & Other	1,495	1,495	0.0	1.1	(1.1)
Cardiovascular(1)	3,679	3,123	17.8	20.2	(2.4)
Electrophysiology	2,667	2,288	16.5	19.4	(2.9)
Abiomed	750	655	14.5	15.2	(0.7)
Shockwave (2)	77	—	*	*	—
Other Cardiovascular(1)	185	180	2.9	5.7	(2.8)
Vision	2,543	2,608	(2.5)	(0.3)	(2.2)
Contact Lenses/Other	1,828	1,892	(3.4)	(0.8)	(2.6)
Surgical	715	716	(0.1)	1.1	(1.2)
Total MedTech Sales	$15,778	$15,269	3.3%	5.4%	(2.1)%
(1) Previously referred to as Interventional Solutions
(2) Acquired on May 31, 2024
*Percentage greater than 100% or not meaningful

Form 10-Q	47

The MedTech segment sales in the fiscal second quarter of 2024 were $8.0 billion, an increase of 2.2% as compared to the same period a year ago, which included operational growth of 4.4% and a negative currency impact of 2.2%. U.S. MedTech sales increased 5.7%. International MedTech sales decreased by 1.3%, including operational growth of 3.2% and a negative currency impact of 4.5%. In the fiscal second quarter of 2024, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 0.4%.
Major MedTech franchise sales — Fiscal Second Quarter Ended

(Dollars in Millions)	June 30, 2024	July 2, 2023	Total Change	Operations Change	Currency Change
Surgery	$2,488	$2,594	(4.1)%	(1.2%)	(2.9)%
Advanced	1,141	1,222	(6.7)	(3.9)	(2.8)
General	1,346	1,372	(1.9)	1.2	(3.1)
Orthopaedics	2,312	2,265	2.1	3.3	(1.2)
Hips	417	397	4.9	6.2	(1.3)
Knees	394	363	8.4	9.5	(1.1)
Trauma	759	739	2.8	3.8	(1.0)
Spine, Sports & Other	743	766	(3.1)	(1.7)	(1.4)
Cardiovascular(1)	1,873	1,620	15.6	18.0	(2.4)
Electrophysiology	1,323	1,196	10.6	13.4	(2.8)
Abiomed	379	331	14.5	15.4	(0.9)
Shockwave(2)	77	—	*	*	—
Other Cardiovascular(1)	93	93	0.3	2.8	(2.5)
Vision	1,285	1,308	(1.7)	0.8	(2.5)
Contact Lenses/Other	918	939	(2.2)	0.7	(2.9)
Surgical	367	369	(0.5)	1.2	(1.7)
Total MedTech Sales	$7,957	$7,788	2.2%	4.4%	(2.2)%
(1) Previously referred to as Interventional Solutions
(2) Acquired on May 31, 2024
*Percentage greater than 100% or not meaningful
The Surgery franchise experienced an operational sales decline of 1.2% as compared to the prior year fiscal second quarter. The decline in Advanced Surgery was primarily driven by competitive pressures in Energy and Endocutters, China volume-based procurement impacts and EMEA tender timing. All Advanced Surgery platforms were impacted by prior year China recovery. This was partially offset by the strength of the portfolio and commercial execution in Biosurgery as well as the strength of new products. The operational growth in General Surgery was primarily driven by increased procedures coupled with technology penetration and upgrades within the differentiated Wound Closure portfolio. The growth was partially offset by the impact of the Acclarent divestiture, prior year China recovery and supply constraints.
The Orthopaedics franchise achieved operational sales growth of 3.3% as compared to the prior year fiscal second quarter. The operational growth in Hips reflects global procedure growth and continued strength of the portfolio. The operational growth in Knees was primarily driven by procedures, continued strength of the ATTUNE portfolio, pull through related to the VELYS Robotic assisted solution and tender timing outside the U.S. The operational growth in Trauma was driven by the continued adoption of recently launched products partially offset by U.S. competitive dynamics. The operational sales decline in Spine, Sports & Other was primarily driven by spine competitive pressures and China volume-based procurement impacts partially offset by growth in Digital Solutions, Craniomaxillofacial and Shoulders.
The Cardiovascular franchise, which includes sales from Shockwave Medical (Shockwave) acquired on May 31, 2024, achieved operational sales growth of 18.0% as compared to the prior year fiscal second quarter. Electrophysiology grew by double digits due to global procedure growth, new product uptake and commercial execution partially offset by the impact of volume-based procurement in China. Abiomed sales reflect the strength of all major commercialized regions driven by continued strong adoption of Impella 5.5 and Impella RP.

The Vision franchise achieved operational sales growth of 0.8% as compared to the prior year fiscal second quarter. The Contact Lenses/Other operational growth was primarily driven by the continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches) partially offset by the impact of the Blink divestiture, U.S. distributor stocking dynamics, competitive pressures and Japan macroeconomic pressures. The Surgical operational growth was primarily driven by the continued strength of recent innovations and commercial execution partially offset by China volume-based procurement and competitive pressures in the U.S.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal second quarter of 2024 was $5.7 billion representing 25.6% of sales as compared to $6.3 billion in the fiscal second quarter of 2023, representing 29.3% of sales.
Consolidated earnings before provision for taxes on income for the fiscal six months of 2024 was $9.5 billion representing 21.6% of sales as compared to $5.0 billion in the fiscal six months of 2023, representing 11.8% of sales.
Cost of products sold

(Dollars in billions. Percentages in chart are as a percent to total sales)

Fiscal six months Q2 2024 versus Fiscal six months Q2 2023
Cost of products sold decreased as a percent to sales driven by:
•Lower one-time COVID-19 vaccine supply network related exit costs in 2024 ($0 in 2024 versus $0.2 billion 2023)
•Favorable patient mix in the Innovative Medicine business
partially offset by
•Macroeconomic factors in both the Innovative Medicine and MedTech businesses
The intangible asset amortization expense included in cost of products sold for the fiscal six months of 2024 and 2023 was $2.2 billion in both periods.
Q2 2024 versus Q2 2023
Cost of products sold increased as a percent to sales primarily driven by:
•Product mix in the Innovative Medicine business
•Macroeconomic factors in both the Innovative Medicine and MedTech businesses
The intangible asset amortization expense included in cost of products sold for the fiscal second quarters of 2024 and 2023 was $1.1 billion in both periods.

Form 10-Q	49

Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal six months Q2 2024 versus Fiscal six months Q2 2023
Selling, Marketing and Administrative Expenses increased as a percent to sales driven by:
•Timing of brand marketing investment in the Innovative Medicine business and timing of administrative costs due to technology investments
Q2 2024 versus Q2 2023
Selling, Marketing and Administrative Expenses increased as a percent to sales primarily driven by:
•Timing of administrative costs due to technology investments
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Second Quarters Ended				Fiscal Six Months Ended
	2024		2023		2024		2023
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,722	18.8%	$3,048	22.2%	$5,618	20.0%	$5,826	21.5%
MedTech	718	9.0	655	8.4	1,364	8.6	1,332	8.7
Total research and development expense	$3,440	15.3%	$3,703	17.2%	$6,982	16.0%	$7,158	16.9%
Percent increase/(decrease) over the prior year	(7.1%)				(2.5%)
*As a percent to segment sales
Fiscal six months Q2 2024 versus Fiscal six months Q2 2023
Research and Development decreased as a percent to sales driven by:
•Lower milestone payments and portfolio prioritization in the Innovative Medicine business
Q2 2024 versus Q2 2023
Research and Development decreased as a percent to sales driven by:
•Lower milestone payments and portfolio prioritization in the Innovative Medicine business partially offset by
•Phasing of expenses in the MedTech business

In-process research and development (IPR&D) impairments
In the fiscal second quarter and fiscal six months of 2024, the Company recorded a charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired with Momenta in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal third quarter of 2023. This asset is now fully impaired. In the fiscal six months of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016.
Interest (income) expense
Interest income in the fiscal six months of 2024 was $759 million as compared to $524 million in the fiscal six months of 2023 primarily due to higher rates of interest earned on cash balances and a higher average cash balance. Interest income in the fiscal second quarter of 2024 was $395 million as compared to $326 million in the fiscal second quarter of 2023 primarily due to a higher average cash balance. Interest expense in the fiscal six months of 2024 was $425 million and was relatively flat as compared to $429 million in the same period a year ago. Interest expense in the fiscal second quarter of 2024 was $270 million as compared to $217 million in the same period a year ago primarily due to a higher average debt rate. The balance of cash, cash equivalents and current marketable securities was $25.5 billion at the end of the fiscal second quarter of 2024 as compared to $28.5 billion (including $1.2 billion of cash related to Kenvue) at the end of the fiscal second quarter of 2023. The Company’s debt position was $41.5 billion as of June 30, 2024, as compared to $45.6 billion the same period a year ago (including $8.4 billion related to Kenvue debt).
Other (income) expense, net*
Fiscal six months Q2 2024 versus Fiscal six months Q2 2023
Other (income) expense, net for the fiscal six months of 2024 reflected less expense of $3.5 billion as compared to the prior year primarily due to the following:

Fiscal Six Months
(Dollars in Billions)(Income)/Expense	June 30, 2024	July 2, 2023	Change
Litigation related(1)	3.1	6.8	(3.7)
Acquisition, Integration and Divestiture related	0.5	0.1	0.4
Changes in the fair value of securities(2)	0.4	0.1	0.3
COVID-19 Vaccine manufacturing related exit costs	0.1	0.4	(0.3)
Employee benefit plan related	(0.5)	(0.7)	0.2
Other	(0.5)	(0.1)	(0.4)
Total Other (Income) Expense, Net	$3.1	6.6	(3.5)
(1)The fiscal six months of 2024 and 2023 include charges for talc matters. The fiscal six months of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2)Includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue

Form 10-Q	51

Q2 2024 versus Q2 2023
Other (income) expense, net for the fiscal second quarter of 2024 reflected an increase in expense as compared to income in the prior year primarily due to the following:

Fiscal Second Quarter
(Dollars in Billions)(Income)/Expense	June 30, 2024	July 2, 2023	Change
Acquisition, Integration and Divestiture related	$0.4	—	0.4
Litigation related(1)	0.4	(0.1)	0.5
Changes in the fair value of securities(2)	0.4	—	0.4
COVID-19 Vaccine manufacturing related exit costs	0.1	0.2	(0.1)
Employee benefit plan related	(0.2)	(0.4)	0.2
Other	(0.4)	(0.1)	(0.3)
Total Other (Income) Expense, Net	$0.7	(0.4)	1.1
(1)The fiscal second quarters of 2024 and 2023 include charges for talc matters. The fiscal second quarter of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2)Includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue
*Other (income) expense, net is the account where the Company records gains and losses related to the sale and write-down of certain investments in equity securities held by Johnson & Johnson Innovation - JJDC, Inc. (JJDC), changes in the fair value of securities, gains and losses on divestitures, gains and losses on sale of assets, certain transactional currency gains and losses, acquisition-related costs, litigation accruals and settlements, investment (income)/loss related to employee benefit plans, as well as royalty income.

Earnings before provision for taxes by segment

Income before tax by segment of business for the fiscal six months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Innovative Medicine	$10,428	$9,214	$28,052	$27,144	37.2%	33.9%
MedTech	2,609	3,080	15,778	15,269	16.5	20.2
Segment earnings before tax	13,037	12,294	43,830	42,413	29.7	29.0
Less: Expenses not allocated to segments(1)	3,575	7,275
Worldwide income before tax	$9,462	$5,019	$43,830	$42,413	21.6%	11.8%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal six months of 2024 and 2023 include charges for talc matters of $3.0 billion and $7.1 billion, respectively. The fiscal six months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal six months of 2024 was 37.2% versus 33.9% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal six months of 2024 as compared to the prior year was primarily driven by the following:
•One-time COVID-19 Vaccine related exit costs of $0.1 billion in 2024 versus $0.6 billion in 2023
•Restructuring related charge of $0.1 billion in 2024 versus $0.3 billion in 2023
•Reduced milestone payments and portfolio prioritization in Research and development
•Favorable patient mix in Cost of products sold
partially offset by
•An In-process research and development impairment of $0.2 billion in 2024 related to the M710 (biosimilar) asset acquired with Momenta in 2020

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal six months of 2024 was 16.5% versus 20.2% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal six months of 2024 was primarily driven by the following:
•Acquisition and integration related costs of $0.6 billion in 2024 (primarily related to the Shockwave acquisition) versus $0.1 billion in 2023
•Favorable intellectual property litigation settlements of approximately $0.3 billion in 2023
•Restructuring related charge of $0.1 billion in 2024
•Macroeconomic factors in Cost of products sold
partially offset by
•A gain of $0.2 billion related to the Acclarent divestiture in 2024
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition in the fiscal year 2016

Form 10-Q	53

Income (loss) before tax by segment of business for the fiscal second quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Innovative Medicine	$5,459	$4,812	$14,490	$13,731	37.7%	35.0%
MedTech	1,089	1,671	7,957	7,788	13.7	21.5
Segment earnings before tax	6,548	6,483	22,447	21,519	29.2	30.1
Less: Expenses not allocated to segments(1)	800	177
Worldwide income (loss) before tax	$5,748	$6,306	$22,447	$21,519	25.6%	29.3%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal second quarters of 2024 and 2023 include charges for talc matters of $0.3 billion and $0.2 billion, respectively. The fiscal second quarter of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal second quarter of 2024 was 37.7% versus 35.0% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal second quarter of 2024 as compared to the prior year was primarily driven by the following:
•Lower one-time COVID-19 Vaccine related exit costs of $0.1 billion in 2024 versus $0.2 billion in 2023
•Restructuring related income from asset divestments of $0.1 billion in 2024 versus restructuring expense of $0.1 billion in 2023
•Lower milestone payments and portfolio prioritization in Research and Development partially offset by
•An In-process research and development impairment of $0.2 billion in 2024 related to the M710 (biosimilar) asset acquired with Momenta in 2020
•Unfavorable product mix in Cost of products sold

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal second quarter of 2024 was 13.7% versus 21.5% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal second quarter of 2024 as compared to the prior year was primarily driven by the following:
•Acquisition and integration related costs of $0.6 billion in 2024 (primarily related to the Shockwave acquisition)
•Favorable intellectual property litigation settlements of approximately $0.3 billion in 2023
•Restructuring related charge of $0.1 billion in 2024
•Research and development expense phasing
•Macroeconomic factors in Cost of products sold
partially offset by
•A gain of $0.2 billion related to the Acclarent divestiture in 2024

Restructuring
In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring income of $0.1 billion in the fiscal second quarter of 2024 and $0.1 billion of expense in the fiscal six months of 2024, included asset divestments, the termination of partnered and non-partnered development program costs and asset impairments. The pre-tax restructuring charge of approximately $0.1 billion and $0.3 billion in the fiscal second quarter and fiscal six months of 2023, respectively, included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced.
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.1 billion and $0.1 billion in the fiscal second quarter and fiscal six months of 2024, respectively, primarily included costs related to market and product exits. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal six months was 16.1% in 2024 and 2.7% in 2023.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. As of December 31, 2023, several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. The Company is estimating that as a total result of this legislation the 2024 effective tax rate will increase by approximately 1.0 to 1.5% compared to fiscal 2023. Further legislation, guidance and regulations that may be issued in fiscal 2024, as well as other business events, may impact this estimate.
As discussed in Note 10 to the Consolidated Financial Statements, subsequent to the balance sheet date, the Company acquired Yellow Jersey, a demerged subsidiary of Numab Therapeutics, to secure the global rights to NM26, a bispecific antibody compound and will record a related $1.25 billion non-tax-deductible expense in the third fiscal quarter of 2024. Since this acquisition is not expected to be deductible for tax purposes this charge will be a factor for a higher effective tax rate for the remainder of fiscal 2024.
For further details related to the 2024 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders

Form 10-Q	55

Cash flows
Cash and cash equivalents were $24.9 billion at the end of the fiscal second quarter of 2024 as compared with $21.9 billion at the end of fiscal year 2023. The primary sources and uses of cash that contributed to the $3.0 billion increase were:

(Dollars In Billions)
21.9	Q4 2023 Cash and cash equivalents balance
9.3	net cash generated from operating activities
(14.2)	net cash used by investing activities
8.1	net cash generated from financing activities
(0.2)	effect of exchange rate changes on cash and cash equivalents
$24.9	Q2 2024 Cash and cash equivalents
In addition, the Company had $0.6 billion in marketable securities at the end of the fiscal second quarter of 2024 and $1.1 billion at the end of fiscal year 2023.
Cash flow from operations of $9.3 billion was the result of:

(Dollars In Billions)
$7.9	Net earnings
2.1	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, and asset write-downs partially offset by the net gain on sale of assets/businesses and the deferred tax provision
(1.9)	an increase in accounts receivable and inventories
0.4	an increase in accounts payable and accrued liabilities
3.7	a decrease in other current and non-current assets
(3.1)	a decrease in other current and non-current liabilities
0.2	Other and rounding
$9.3	Net cash flows from operations

Cash flow used by investing activities of $14.2 billion was primarily from:

(Dollars In Billions)
$(1.8)	additions to property, plant and equipment
0.6	proceeds from the disposal of assets/businesses, net
(14.8)	acquisitions, net of cash acquired
0.5	net sales of investments
1.4	credit support agreements activity, net
(0.1)	Other (primarily capitalized licenses and milestones)
$(14.2)	Net cash used by investing activities

Cash flow from financing activities of $8.1 billion was primarily from:

(Dollars In Billions)
$(5.9)	dividends to shareholders
(1.6)	repurchase of common stock
15.9	net proceeds from short and long term debt
0.3	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.3	credit support agreements activity, net
(1.0)	Settlement of convertible debt acquired from Shockwave
0.1	Other and rounding
$8.1	Net cash from financing activities
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
As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of approximately $25.5 billion and had approximately $41.5 billion of notes payable and long-term debt for a net debt position of $16.0 billion as compared to the prior year fiscal second quarter net debt position of $17.1 billion (which included cash of $1.2 billion and debt of $8.4 billion related to Kenvue). In the fiscal second quarter of 2024, the Company issued senior unsecured notes for a total of $6.7 billion. For additional details on borrowings, see Note 4 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024, and for general corporate purposes. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $1.5 billion and the approximately $10.6 billion ($12.8 billion nominal) reserve remaining for the talc settlement proposal (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
In the fiscal second quarter of 2024, the Company paid approximately $3.1 billion to the U.S. Treasury including $2.0 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023) and $1.1 billion primarily related to the normal estimated payment for the first six months of fiscal 2024. Additionally, the Company paid $1.1 billion in income related taxes net of refunds to foreign jurisdictions in the first six months of fiscal 2024.
Dividends
On April 16, 2024, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on June 4, 2024, to shareholders of record as of May 21, 2024.
On July 17, 2024, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on September 10, 2024, to shareholders of record as of August 27, 2024. The Company expects to continue the practice of paying regular quarterly cash dividends.

Form 10-Q	57

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
Russia-Ukraine war
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal six months ending June 30, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of both Company’s consolidated assets and revenues. The Company does not maintain Ukraine subsidiaries subsequent to the Kenvue separation.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal second quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal six months ending June 30, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Israel subsidiaries represented approximately 1% of the Company’s consolidated assets and represented less than 1% of revenues.
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

Form 10-Q	59

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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2024. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal second quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 28, 2024	281,530	145.46	—	—
April 29, 2024 through May 26, 2024	350,000	148.98	—	—
May 27, 2024 through June 30, 2024	289,994	145.27	—	—
Total	921,524	146.74	—	—
(1)During the fiscal second quarter of 2024, the Company repurchased an aggregate of 921,524 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Form 10-Q	61

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal second quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: July 25, 2024

Date: July 25, 2024

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	63