Form 10-Q
period 2024-09-29
JOHNSON & JOHNSON
filed 2024-10-23
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 29, 2024

or

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
On October 16, 2024, 2,407,622,972 shares of Common Stock, $1.00 par value, were outstanding.

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
•The Company’s ability to realize the anticipated benefits from the separation of Kenvue Inc. (Kenvue).
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

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	September 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (Note 4)	$19,980	21,859
Marketable securities	317	1,068
Accounts receivable, trade, less allowances $153 (2023, $166)	16,174	14,873
Inventories (Note 2)	12,603	11,181
Prepaid expenses and other	4,175	4,514
Total current assets	53,249	53,495
Property, plant and equipment at cost	49,274	47,776
Less: accumulated depreciation	(28,795)	(27,878)
Property, plant and equipment, net	20,479	19,898
Intangible assets, net (Note 3)	39,490	34,175
Goodwill (Note 3)	44,799	36,558
Deferred taxes on income (Note 5)	9,349	9,279
Other assets	10,921	14,153
Total assets	$178,287	167,558
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$4,462	3,451
Accounts payable	8,954	9,632
Accrued liabilities	11,450	10,212
Accrued rebates, returns and promotions	18,439	16,001
Accrued compensation and employee related obligations	3,620	3,993
Accrued taxes on income (Note 5)	4,834	2,993
Total current liabilities	51,759	46,282
Long-term debt (Note 4)	31,289	25,881
Deferred taxes on income (Note 5)	2,952	3,193
Employee related obligations (Note 6)	6,852	7,149
Long-term taxes payable (Note 5)	354	2,881
Other liabilities	14,923	13,398
Total liabilities	$108,129	98,784
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(12,522)	(12,527)
Retained earnings and Additional paid-in capital	155,179	153,843
Less: common stock held in treasury, at cost (712,545,000 and 712,765,000 shares)	75,619	75,662
Total shareholders’ equity	$70,158	68,774
Total liabilities and shareholders’ equity	$178,287	167,558
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Third Quarter Ended
	September 29, 2024	Percent to Sales	October 1, 2023	Percent to Sales
Sales to customers (Note 9)	$22,471	100.0%	$21,351	100.0%
Cost of products sold	6,963	31.0	6,606	30.9
Gross profit	15,508	69.0	14,745	69.1
Selling, marketing and administrative expenses	5,478	24.3	5,400	25.3
Research and development expense	4,952	22.0	3,447	16.2
In-process research and development impairments	—	—	206	1.0
Interest income	(292)	(1.3)	(374)	(1.7)
Interest expense, net of portion capitalized	193	0.9	192	0.9
Other (income) expense, net	1,798	8.0	499	2.3
Restructuring (Note 12)	41	0.2	158	0.7
Earnings before provision for taxes on income	3,338	14.9	5,217	24.4
Provision for taxes on income (Note 5)	644	2.9	908	4.2
Net earnings from continuing operations	2,694	12.0%	4,309	20.2%
Net earnings from discontinued operations, net of tax (Note 13)	—		21,719
Net earnings	$2,694		$26,028
Net earnings per share (Note 8)
Continuing operations - basic	$1.12		$1.71
Discontinued operations - basic	—		8.61
Total net earnings per share - basic	$1.12		$10.32
Continuing operations - diluted	$1.11		$1.69
Discontinued operations - diluted	—		8.52
Total net earnings per share - diluted	$1.11		$10.21
Avg. shares outstanding
Basic	2,407.2		2,522.9
Diluted	2,427.9		2,549.7
See Notes to Consolidated Financial Statements
Prior year results have been recast to reflect the continuing operations of Johnson & Johnson

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal Nine Months Ended
	September 29, 2024	Percent to Sales	October 1, 2023	Percent to Sales
Sales to customers (Note 9)	$66,301	100.0%	$63,764	100.0%
Cost of products sold	20,343	30.7	19,755	31.0
Gross profit	45,958	69.3	44,009	69.0
Selling, marketing and administrative expenses	16,416	24.8	15,702	24.6
Research and development expense	11,934	18.0	10,605	16.6
In-process research and development impairments	194	0.3	255	0.4
Interest income	(1,051)	(1.6)	(898)	(1.4)
Interest expense, net of portion capitalized	618	0.9	621	1.0
Other (income) expense, net	4,855	7.3	7,055	11.1
Restructuring (Note 12)	192	0.3	433	0.6
Earnings before provision for taxes on income	12,800	19.3	10,236	16.1
Provision for taxes on income (Note 5)	2,165	3.3	1,042	1.7
Net earnings from continuing operations	10,635	16.0%	9,194	14.4%
Net earnings from discontinued operations, net of tax (Note 13)	—		21,910
Net earnings	$10,635		$31,104
Net earnings per share (Note 8)
Continuing operations - basic	$4.42		$3.57
Discontinued operations - basic	—		$8.51
Total net earnings per share - basic	$4.42		$12.08
Continuing operations - diluted	$4.38		$3.53
Discontinued operations - diluted	—		$8.42
Total net earnings per share - diluted	$4.38		$11.95
Avg. shares outstanding
Basic	2,407.4		2,575.6
Diluted	2,429.5		2,603.4

See Notes to Consolidated Financial Statements
Prior year results have been recast to reflect the continuing operations of Johnson & Johnson

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings	$2,694	26,028	$10,635	31,104

Other comprehensive income (loss), net of tax
Foreign currency translation	(1,537)	448	197	(448)

Securities:
Unrealized holding gain (loss) arising during period	1	4	2	25
Net change	1	4	2	25

Employee benefit plans:
Prior service cost amortization during period	(40)	(36)	(90)	(107)
Gain (loss) amortization during period	49	(34)	160	(101)
Consumer settlement/curtailment	—	33	—	33
Net change	9	(37)	70	(175)

Derivatives & hedges:
Unrealized gain (loss) arising during period	405	(513)	313	(80)
Reclassifications to earnings	(147)	(180)	(577)	(316)
Net change	258	(693)	(264)	(396)

Other comprehensive income (loss)	(1,269)	(278)	5	(994)

Comprehensive income	$1,425	25,750	$10,640	30,110

See Notes to Consolidated Financial Statements
Amounts presented have not been recast to exclude discontinued operations.

The tax effects in other comprehensive income/(loss) for the fiscal third quarter were as follows for 2024 and 2023, respectively: Foreign Currency Translation: $735 million and $335 million; Securities: $1 million and $1 million; Employee Benefit Plans: $1 million and $8 million; Derivatives & Hedges: $69 million and $185 million.

The tax effects in other comprehensive income/(loss) for the fiscal nine months were as follows for 2024 and 2023, respectively: Foreign Currency Translation: $51 million and $69 million; Securities: $1 million and $7 million; Employee Benefit Plans: $40 million and $51 million; Derivatives & Hedges: $70 million and $105 million.

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal Third Quarter Ended September 29, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, June 30, 2024	$71,538	155,360	(11,253)	3,120	(75,689)
Net earnings	2,694	2,694	—	—	—
Cash dividends paid ($1.24 per share)	(2,985)	(2,985)	—	—	—
Employee compensation and stock option plans	717	110	—	—	607
Repurchase of common stock	(539)		—	—	(539)
Other	2	—	—	—	2
Other comprehensive income (loss), net of tax	(1,269)	—	(1,269)	—	—
Balance, September 29, 2024	$70,158	155,179	(12,522)	3,120	(75,619)

Fiscal Nine Months Ended September 29, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	10,635	10,635	—	—	—
Cash dividends paid ($3.67 per share)	(8,839)	(8,839)	—	—	—
Employee compensation and stock option plans	1,732	(460)	—	—	2,192
Repurchase of common stock	(2,150)	—	—	—	(2,150)
Other	1	—	—	—	1
Other comprehensive income (loss), net of tax	5	—	5	—	—
Balance, September 29, 2024	$70,158	155,179	(12,522)	3,120	(75,619)

Form 10-Q	5

Fiscal Third Quarter Ended October 1, 2023

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-Controlling interest (NCI)
Balance, July 2, 2023	$76,409	129,381	(13,135)	3,120	(44,217)	1,260
Net earnings	26,028	26,028	—	—	—	—
Cash dividends paid ($1.19 per share)	(2,871)	(2,871)	—	—	—	—
Employee compensation and stock option plans	948	41	—	—	907	—
Repurchase of common stock	(920)	—	—	—	(920)	—
Kenvue Separation	(28,088)	(43)	4,633		(31,418)	(1,260)
Other comprehensive income (loss), net of tax	(278)	—	(278)	—	—	—
Balance, October 1, 2023	$71,228	152,536	(8,780)	3,120	(75,648)	—

Fiscal Nine Months Ended October 1, 2023

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount	Non-Controlling interest (NCI)
Balance, January 1, 2023	$76,804	128,345	(12,967)	3,120	(41,694)	—
Net earnings	31,104	31,104	—	—	—	—
Cash dividends paid ($3.51 per share)	(8,905)	(8,905)	—	—	—	—
Employee compensation and stock option plans	1,892	(435)	—	—	2,327	—
Repurchase of common stock	(4,838)	—	—	—	(4,838)	—
Other	(25)	—	—	—	(25)	—
Kenvue Separation / IPO	(23,810)	2,427	5,181		(31,418)	—
Other comprehensive income (loss), net of tax	(994)	—	(994)	—	—
Balance, October 1, 2023	$71,228	152,536	(8,780)	3,120	(75,648)	—

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities
Net earnings	$10,635	31,104
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	5,443	5,643
Stock based compensation	938	984
Asset write-downs	379	820
Charge for purchase of in-process research and development assets	1,252	—
Gain on Kenvue separation	—	(20,984)
Net gain on sale of assets/businesses	(225)	(117)
Deferred tax provision	(2,167)	(1,782)
Credit losses and accounts receivable allowances	(11)	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(1,259)	(851)
Increase in inventories	(1,038)	(1,447)
Increase in accounts payable and accrued liabilities	2,713	664
Decrease/(Increase) in other current and non-current assets	949	(1,366)
(Decrease)/Increase in other current and non-current liabilities	(326)	2,260

Net cash flows from operating activities	17,283	14,928

Cash flows from investing activities
Additions to property, plant and equipment	(2,812)	(2,954)
Proceeds from the disposal of assets/businesses, net (Note 10)	623	237
Acquisitions, net of cash acquired (Note 10)	(15,145)	—
Purchases of in-process research and development assets (Note 10)	(1,250)	—
Purchases of investments	(1,464)	(9,981)
Sales of investments	2,172	15,787
Credit support agreements activity, net	699	(917)
Other (including capitalized licenses and milestones)	(102)	(92)

Net cash (used by) / from investing activities	(17,279)	2,080

Cash flows from financing activities
Dividends to shareholders	(8,839)	(8,905)
Repurchase of common stock	(2,150)	(4,838)
Proceeds from short-term debt, net	11,984	12,462
Repayment of short-term debt, net	(8,354)	(21,645)
Proceeds from long-term debt, net of issuance costs	6,660	—
Repayment of long-term debt	(804)	(502)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	714	907
Credit support agreements activity, net	5	62
Settlement of convertible debt acquired from Shockwave	(970)	—
Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation	—	8,047
Proceeds from Kenvue initial public offering	—	4,241
Cash transferred to Kenvue at separation	—	(1,114)

Form 10-Q	7

	Fiscal Nine Months Ended
	September 29, 2024	October 1, 2023
Other	(38)	115

Net cash used by financing activities	(1,792)	(11,170)

Effect of exchange rate changes on cash and cash equivalents	(91)	(237)
(Decrease) / Increase in cash and cash equivalents	(1,879)	5,601
Cash and cash equivalents from continuing operations, beginning of period	21,859	12,889
Cash and cash equivalents from discontinued operations, beginning of period	—	1,238
Cash and Cash equivalents beginning of period	21,859	14,127

Cash and cash equivalents from continuing operations, end of period	19,980	19,728
Cash and cash equivalents from discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$19,980	19,728

Acquisitions (Note 10)
Fair value of assets acquired	$16,092	—
Fair value of liabilities assumed	(1,634)	—
Net cash paid for acquisitions	$14,458	—
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
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal nine months in 2024.
Recently issued accounting standards
Not adopted as of September 29, 2024
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

There were no new material accounting standards issued in the fiscal third quarter of 2024.
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
As of September 29, 2024, and December 31, 2023, $0.6 billion and $0.7 billion, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Form 10-Q	9

Note 2 — Inventories

(Dollars in Millions)	September 29, 2024	December 31, 2023
Raw materials and supplies	$2,545	2,355
Goods in process	2,989	1,952
Finished goods	7,069	6,874
Total inventories	$12,603	11,181
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

(Dollars in Millions)	September 29, 2024	December 31, 2023
Intangible assets with definite lives:
Patents and trademarks — gross	$44,926	40,417
Less accumulated amortization	(26,699)	(24,808)
Patents and trademarks — net	18,227	15,609
Customer relationships and other intangibles — gross	20,715	20,322
Less accumulated amortization	(13,506)	(12,685)
Customer relationships and other intangibles — net(1)	7,209	7,637
Intangible assets with indefinite lives:
Trademarks	1,704	1,714
Purchased in-process research and development	12,350	9,215
Total intangible assets with indefinite lives	14,054	10,929
Total intangible assets — net	$39,490	34,175
(1)The majority is comprised of customer relationships
Goodwill as of September 29, 2024 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 31, 2023	$10,407	26,151	36,558
Goodwill, related to acquisitions	620	7,567	8,187
Goodwill, related to divestitures	—	(56)	(56)
Currency translation/Other	85	25	110
Goodwill at September 29, 2024	$11,112	33,687	44,799

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 18 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.2 billion and $1.1 billion for the fiscal third quarters ended September 29, 2024 and October 1, 2023, respectively. The amortization expense of amortizable intangible assets included in the cost of products sold was $3.4 billion for both the fiscal nine months ended September 29, 2024 and October 1, 2023, respectively. Intangible asset write-downs are included in Other (income) expense, net.

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of September 29, 2024, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $3.3 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of September 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $46.9 billion, $40.4 billion and $9.0 billion, respectively. As of December 31, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.7 billion and $10.0 billion, respectively.
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
As of September 29, 2024, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $641 million after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Form 10-Q	11

The following table is a summary of the activity related to derivatives and hedges for the fiscal third quarters ended September 29, 2024 and October 1, 2023, net of tax:

	September 29, 2024					October 1, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	343	—	—	—	—	(61)	—
Derivatives designated as hedging instruments	—	—	—	(343)	—	—	—	—	61	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	35	—	—	—	—	31	—
Amount of gain or (loss) recognized in AOCI	—	—	—	35	—	—	—	—	31	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	44	—	—	(4)	6	102	(5)	—	4

Amount of gain or (loss) recognized in AOCI	—	(30)	(21)	—	1	(11)	(166)	49	—	38

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	72	—	—	—	—	41	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	420	—	—	—	—	(454)	—

The following table is a summary of the activity related to derivatives and hedges for the fiscal nine months ended September 29, 2024 and October 1, 2023, net of tax:

	September 29, 2024					October 1, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	298	—	—	—	—	(67)	—
Derivatives designated as hedging instruments	—	—	—	(298)	—	—	—	—	67	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	102	—	—	—	—	98	—
Amount of gain or (loss) recognized in AOCI	—	—	—	102	—	—	—	—	98	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1	303	12	—	(3)	3	12	(30)	—	9

Amount of gain or (loss) recognized in AOCI	(1)	17	12	—	6	(1)	230	20	—	42

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	162	—	—	—	—	223	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	177	—	—	—	—	(469)	—

Form 10-Q	13

As of September 29, 2024, and December 31, 2023, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	September 29, 2024	December 31, 2023	September 29, 2024	December 31, 2023
Long-term Debt	$8,202	8,862	(829)	(1,216)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal third quarters ended 2024 and 2023:

		Gain/(Loss) Recognized In Income on Derivative		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
Derivatives Not Designated as Hedging Instruments		September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Foreign Exchange Contracts	Other (income) expense	$(21)	—	24	2

The following table is the effect of net investment hedges for the fiscal third quarters ended in 2024 and 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
Debt	$(199)	101	Interest (income) expense	—	—
Cross Currency interest rate swaps	$(251)	214	Interest (income) expense	—	—

The following table is the effect of net investment hedges for the fiscal nine months ended in 2024 and 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
Debt	$(69)	35	Interest (income) expense	—	—
Cross Currency interest rate swaps	$569	880	Interest (income) expense	—	—

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
The following table is a summary of the activity related to equity investments:

	December 31, 2023			September 29, 2024
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value*	$4,473	36	(4,004)	505	505

Equity Investments without readily determinable value	$696	2	74	772	772
(1)Recorded in Other (income)/expense, net
(2)Other includes impact of currency
* The December 31, 2023 balance includes the 9.5% remaining stake in Kenvue. A debt-for-equity exchange was completed in the fiscal second quarter of 2024.
On May 15, 2024, the Company issued $3.6 billion aggregate principal amount of commercial paper and received $3.6 billion of net cash proceeds to be used for general corporate purposes. On May 17, 2024, the Company completed a Debt-for-Equity Exchange of its remaining 182,329,550 shares of Kenvue Common Stock for the outstanding Commercial Paper. Upon completion of the Debt-for-Equity Exchange, the Commercial Paper was satisfied and discharged, and the Company no longer owns any shares of Kenvue Common Stock. This exchange resulted in a loss of approximately $0.4 billion recorded in Other (income) expense.
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

Form 10-Q	15

The Company’s significant financial assets and liabilities measured at fair value as of September 29, 2024 and December 31, 2023 were as follows:

	September 29, 2024				December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	472	—	472	539
Interest rate contracts(2)	—	985	—	985	988
Total	—	1,457	—	1,457	1,527
Liabilities:
Forward foreign exchange contracts	—	461	—	461	624
Interest rate contracts(2)	—	4,487	—	4,487	5,338
Total	—	4,948	—	4,948	5,962
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	34	—	34	64
Liabilities:
Forward foreign exchange contracts	—	32	—	32	75
Other Investments:
Equity investments(3)	505	—	—	505	4,473
Debt securities(4)	—	3,818	—	3,818	8,874
Other Liabilities
Contingent consideration(5)	$—	—	1,222	1,222	1,092

Gross to Net Derivative Reconciliation	September 29, 2024	December 31, 2023
(Dollars in Millions)
Total Gross Assets	$1,491	1,591
Credit Support Agreement (CSA)	(1,482)	(1,575)
Total Net Asset	9	16

Total Gross Liabilities	4,980	6,037
Credit Support Agreement (CSA)	(4,808)	(5,604)
Total Net Liabilities	$172	433

Summarized information about changes in liabilities for contingent consideration for the fiscal third quarters ended September 29, 2024 and October 1, 2023 is as follows:

	September 29, 2024	October 1, 2023
(Dollars in Millions)
Beginning Balance	$1,092	1,120
Changes in estimated fair value(6)	93	62
Additions	112	—
Payments	(75)	(4)
Ending Balance	$1,222	1,178
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
(5)Classified as non-current other liabilities as of September 29, 2024 and December 31, 2023, respectively.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of September 29, 2024 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,328	—	3,328	3,328	—
U.S. Gov't securities	—	—	—	—	—
Non-U.S. sovereign securities	267	—	267	149	118
U.S. reverse repurchase agreements	6,853	—	6,853	6,853	—
Corporate debt securities(1)	—	—	—	—	—
Money market funds	4,848	—	4,848	4,848	—
Time deposits(1)	1,183	—	1,183	1,183	—
Subtotal	16,479	—	16,479	16,361	118

U.S. Gov’t securities	3,596	—	3,596	3,581	15
U.S. Gov’t Agencies	6	—	6	—	6
Other sovereign securities	2	—	2	—	2
Corporate debt securities	214	—	214	38	176
Subtotal available for sale debt(2)	$3,818	—	3,818	3,619	199
Total cash, cash equivalents and current marketable securities	$20,297	—	20,297	19,980	317
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
The contractual maturities of the available for sale securities as of September 29, 2024 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$3,805	3,805
Due after one year through five years	13	13
Due after five years through ten years	—	—
Total debt securities	$3,818	3,818

Form 10-Q	17

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of September 29, 2024:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$4,462	4,429

Non-Current Debt
2.46% Notes due 2026	1,998	1,962
2.95% Notes due 2027	943	984
0.95% Notes due 2027	1,463	1,389
2.90% Notes due 2028	1,497	1,465
1.150% Notes due 2028 (750MM Euro 1.1141)	832	797
4.80% Notes due 2029 (1)	1,146	1,198
6.95% Notes due 2029	298	344
1.30% Notes due 2030	1,671	1,522
4.90% Notes due 2031(1)	1,146	1,215
3.20% Notes due 2032 (700MM Euro 1.1141)(1)	776	805
4.95% Notes due 2033	499	536
4.375% Notes due 2033	854	879
4.95% Notes due 2034(1)	846	904
1.650% Notes due 2035 (1.5B Euro 1.1141)	1,660	1,492
3.35% Notes due 2036 (800MM Euro 1.1141)(1)	886	914
3.587% Notes due 2036	902	936
5.95% Notes due 2037	994	1,157
3.625% Notes due 2037	1,395	1,393
3.40% Notes due 2038	993	897
5.85% Notes due 2038	697	804
4.50% Notes due 2040	541	553
2.10% Notes due 2040	885	726
4.85% Notes due 2041	297	313
4.50% Notes due 2043	496	501
3.55% Notes due 2044 (1.0B Euro 1.1141)(1)	1,104	1,140
3.73% Notes due 2046	1,978	1,747
3.75% Notes due 2047	868	873
3.50% Notes due 2048	744	628
2.25% Notes due 2050	859	648
5.25% Notes due 2054(1)	843	921
2.45% Notes due 2060	1,107	782
Other	71	71
Total Non-Current Debt	$31,289	30,496
(1) In the fiscal second quarter of 2024, the Company issued senior unsecured notes for a total of $6.7 billion. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024, and for general corporate purposes.
The weighted average effective interest rate on non-current debt is 3.35%.

The excess of the carrying value over the estimated fair value of debt was $1.0 billion at December 31, 2023.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of September 29, 2024, includes $2.0 billion of commercial paper which has a weighted average interest rate of 5.10% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal nine months of 2024 and 2023 were 16.9% and 10.2%, respectively. The change in the consolidated tax rate as compared to the prior year is primarily due to charges of approximately $5.1 billion in the fiscal nine months of 2024 and approximately $7.0 billion in the fiscal nine months of 2023, both related to talc matters. Both charges were recorded at an effective U.S. federal and state tax rate of approximately 23% (for further information see Note 11 to the Consolidated Financial Statements). Further, the Company acquired Yellow Jersey Therapeutics AG (Yellow Jersey), a demerged subsidiary of Numab Therapeutics AG, to secure the global rights to NM26, a bispecific antibody compound and recorded a related $1.25 billion non-tax-deductible expense associated with the acquisition in the fiscal third quarter of 2024 (for further information see Note 10 to the Consolidated Financial Statement).
Additionally in the fiscal nine months of 2024, the effective tax rate was unfavorably impacted by legislative changes that went into effect for Pillar Two in some of the Company's foreign jurisdictions which were partially offset by an increase in available U.S. foreign tax credits. The Company incurred tax audit expenses in the fiscal second quarter of 2024 related to multi-year transfer pricing agreements with the IRS and certain other foreign jurisdictions.
As of September 29, 2024, the Company had approximately $2.4 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service (IRS) has completed its audit for the tax years through 2016 and has commenced the audit for tax years 2017 through 2020.
The Company currently expects completion of multi-year transfer pricing agreements with the IRS and certain other foreign jurisdictions in the next 12 months. As a result, the Company has classified approximately $0.4 billion of unrecognized tax benefits and associated interest as a current liability on the “Accrued taxes on Income” line of the Consolidated Balance Sheet as of the end of the third fiscal quarter of 2024 in anticipation of final settlement.
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

Form 10-Q	19

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	Retirement Plans		Other Benefit Plans		Retirement Plans		Other Benefit Plans
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$225	209	69	61	671	634	207	198
Interest cost	351	361	53	51	1,054	1,084	157	160
Expected return on plan assets	(643)	(680)	(2)	(1)	(1,924)	(2,042)	(5)	(4)
Amortization of prior service cost/(credit)	(46)	(47)	—	—	(138)	(139)	(1)	(1)
Recognized actuarial (gains)/losses	43	(50)	13	4	130	(150)	39	17
Curtailments and settlements	6	109	—	(4)	(2)	109	—	(4)
Net periodic benefit cost/(credit)	$(64)	(98)	133	111	(209)	(504)	397	366
The service cost component of net periodic benefit cost is presented in the same line items on the Consolidated Statement of Earnings where other employee compensation costs are reported, including Cost of products sold, Research and development expense, Selling, marketing and administrative expenses, and in the fiscal third quarter and fiscal nine months of 2023, Net earnings from discontinued operations, net of taxes if related to the separation of Kenvue. All other components of net periodic benefit cost are presented as part of Other (income) expense, net on the Consolidated Statement of Earnings.
Company contributions
For the fiscal nine months ended September 29, 2024, the Company contributed $94 million and $10 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 31, 2023	$(10,149)	(1)	(2,000)	(377)	(12,527)
Net change	197	2	70	(264)	5
September 29, 2024	(9,952)	1	(1,930)	(641)	(12,522)
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

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal Third Quarter Ended		Fiscal Nine Months Ended
(Shares in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Basic net earnings per share from continuing operations	$1.12	1.71	4.42	3.57
Basic net earnings per share from discontinued operations	—	8.61	—	8.51
Total net earnings per share - basic	1.12	10.32	4.42	12.08
Average shares outstanding — basic	2,407.2	2,522.9	2,407.4	2,575.6
Potential shares exercisable under stock option plans	89.1	119.2	78.8	96.9
Less: shares which could be repurchased under treasury stock method	(68.4)	(92.4)	(56.7)	(69.1)
Average shares outstanding — diluted	2,427.9	2,549.7	2,429.5	2,603.4
Diluted net earnings per share from continuing operations	1.11	1.69	4.38	3.53
Diluted net earnings per share from discontinued operations	—	8.52	—	8.42
Total net earnings per share - diluted	$1.11	10.21	4.38	11.95

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	43.0	16.4	54.2	42.9

Form 10-Q	21

Note 9 — Segments of business and geographic areas
Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two business segments: Innovative Medicine and MedTech.
Sales by segment of business

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change

INNOVATIVE MEDICINE
Immunology
U.S.	$3,068	3,193	(3.9)%	$8,499	8,506	(0.1)%
International	1,552	1,656	(6.2)	5,090	4,951	2.8
Worldwide	4,621	4,849	(4.7)	13,590	13,457	1.0
REMICADE
U.S.	281	296	(5.4)	778	849	(8.5)
U.S. Exports	27	38	(28.9)	89	112	(20.5)
International	112	127	(11.5)	380	449	(15.4)
Worldwide	419	461	(9.1)	1,246	1,410	(11.6)
SIMPONI / SIMPONI ARIA
U.S.	299	310	(3.7)	820	866	(5.3)
International	218	319	(31.8)	787	829	(5.1)
Worldwide	516	629	(18.0)	1,607	1,695	(5.2)
STELARA
U.S.	1,770	1,912	(7.5)	5,021	5,180	(3.1)
International	906	951	(4.8)	2,991	2,925	2.2
Worldwide	2,676	2,864	(6.6)	8,012	8,105	(1.2)
TREMFYA
U.S.	691	634	9.1	1,789	1,490	20.1
International	316	258	22.6	932	747	24.7
Worldwide	1,007	891	13.0	2,721	2,237	21.6
OTHER IMMUNOLOGY
U.S.	1	2	(45.6)	3	9	(66.8)
International	0	0	—	0	0	—
Worldwide	1	2	(45.6)	3	9	(66.8)

Infectious Diseases
U.S.	365	360	1.5	1,023	1,147	(10.8)
International	471	500	(5.7)	1,599	2,420	(33.9)
Worldwide	836	859	(2.7)	2,622	3,566	(26.5)
COVID-19 VACCINE
U.S.	0	0	—	0	0	—
International	1	41	(97.7)	198	1,073	(81.6)
Worldwide	1	41	(97.7)	198	1,073	(81.6)

EDURANT / rilpivirine

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
U.S.	8	9	(15.8)	24	26	(10.0)
International	323	287	12.3	926	816	13.5
Worldwide	330	297	11.5	950	843	12.7
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	355	345	2.8	990	1,105	(10.5)
International	94	102	(6.9)	315	310	1.8
Worldwide	449	447	0.6	1,305	1,415	(7.8)
OTHER INFECTIOUS DISEASES
U.S.	3	5	(52.2)	10	15	(37.7)
International	53	69	(23.2)	160	220	(27.4)
Worldwide	55	74	(25.4)	169	235	(28.0)

Neuroscience
U.S.	1,094	1,036	5.6	3,250	3,043	6.8
International	662	706	(6.2)	2,090	2,296	(8.9)
Worldwide	1,755	1,742	0.8	5,340	5,339	0.0
CONCERTA / methylphenidate
U.S.	26	57	(55.0)	101	191	(47.5)
International	117	133	(11.9)	382	412	(7.3)
Worldwide	142	189	(24.8)	482	603	(20.0)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	780	730	6.8	2,329	2,164	7.6
International	269	299	(10.1)	830	940	(11.7)
Worldwide	1,049	1,029	1.9	3,159	3,104	1.8
SPRAVATO
U.S.	243	154	56.8	660	409	61.2
International	42	29	44.6	120	74	62.9
Worldwide	284	183	54.9	780	483	61.5
OTHER NEUROSCIENCE
U.S.	46	94	(51.4)	161	278	(42.1)
International	235	245	(4.4)	759	870	(12.8)

Form 10-Q	23

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
Worldwide	281	340	(17.4)	920	1,149	(19.9)

Oncology
U.S.	2,816	2,219	26.9	7,835	6,177	26.8
International	2,565	2,313	10.9	7,450	6,865	8.5
Worldwide	5,380	4,533	18.7	15,284	13,043	17.2
CARVYKTI
U.S.	258	140	84.9	565	324	74.6
International	27	12	*	63	17	*
Worldwide	286	152	87.7	629	341	84.3
DARZALEX
U.S.	1,684	1,369	23.0	4,789	3,882	23.4
International	1,332	1,130	17.9	3,797	3,312	14.6
Worldwide	3,016	2,499	20.7	8,586	7,194	19.3
ERLEADA
U.S.	337	288	17.1	940	778	20.8
International	453	342	32.4	1,275	961	32.6
Worldwide	790	631	25.4	2,215	1,740	27.3
IMBRUVICA
U.S.	259	264	(1.9)	770	796	(3.2)
International	494	545	(9.2)	1,537	1,681	(8.5)
Worldwide	753	808	(6.8)	2,307	2,476	(6.8)
TECVAYLI
U.S.	105	93	13.5	310	232	34.0
International	30	19	54.2	93	37	*
Worldwide	135	112	20.6	403	269	49.6
ZYTIGA / abiraterone acetate
U.S.	5	16	(66.0)	25	41	(38.0)
International	144	199	(27.1)	470	646	(27.1)
Worldwide	150	214	(30.0)	496	686	(27.8)
OTHER ONCOLOGY
U.S.	168	50	*	435	125	*
International	83	67	24.8	214	211	2.0
Worldwide	250	117	*	649	336	93.4

Pulmonary Hypertension
U.S.	815	680	20.0	2,324	1,964	18.4
International	287	274	4.5	866	835	3.7
Worldwide	1,102	954	15.6	3,190	2,798	14.0
OPSUMIT
U.S.	406	323	25.4	1,135	924	22.8
International	165	166	(0.2)	504	512	(1.6)
Worldwide	571	490	16.8	1,639	1,437	14.1
UPTRAVI

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
U.S.	379	336	12.7	1,120	978	14.5
International	80	66	21.8	232	185	25.5
Worldwide	458	402	14.2	1,352	1,163	16.3
OTHER PULMONARY HYPERTENSION
U.S.	32	20	54.0	70	61	14.0
International	40	42	(3.9)	129	137	(5.8)
Worldwide	72	63	15.0	199	199	0.3

Cardiovascular / Metabolism / Other
U.S.	713	763	(6.5)	2,061	2,254	(8.5)
International	170	194	(11.9)	543	580	(6.4)
Worldwide	884	957	(7.6)	2,605	2,834	(8.1)
XARELTO
U.S.	592	625	(5.2)	1,697	1,840	(7.8)
International	—	—	—	—	—	—
Worldwide	592	625	(5.2)	1,697	1,840	(7.8)
OTHER
U.S.	121	139	(12.2)	364	414	(11.9)
International	170	194	(11.9)	543	580	(6.4)
Worldwide	292	332	(12.0)	908	994	(8.7)

TOTAL INNOVATIVE MEDICINE
U.S.	8,871	8,249	7.5	24,993	23,090	8.2
International	5,709	5,644	1.2	17,639	17,947	(1.7)
Worldwide	14,580	13,893	4.9	42,632	41,037	3.9

MEDTECH
Cardiovascular(1)
U.S.	1,148	891	28.6	3,292	2,662	23.6
International	819	667	22.8	2,353	2,019	16.5
Worldwide	1,966	1,558	26.2	5,645	4,681	20.6
ELECTROPHYSIOLOGY
U.S.	660	611	7.9	2,057	1,791	14.8
International	619	549	12.7	1,889	1,658	14.0
Worldwide	1,279	1,161	10.2	3,946	3,449	14.4
ABIOMED
U.S.	293	254	15.4	905	790	14.5
International	68	57	20.1	207	176	17.7
Worldwide	362	311	16.3	1,112	966	15.1
SHOCKWAVE(2)
U.S.	163	—	*	240	—	*
International	66	—	*	66	—	*
Worldwide	229	—	*	306	—	*
OTHER CARDIOVASCULAR(1)
U.S.	30	26	16.7	89	81	10.6

Form 10-Q	25

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
International	66	61	7.7	192	186	3.0
Worldwide	96	87	10.4	281	267	5.3
Orthopaedics
U.S.	1,359	1,349	0.7	4,229	4,100	3.2
International	832	815	2.0	2,614	2,574	1.5
Worldwide	2,191	2,164	1.2	6,843	6,674	2.5
HIPS
U.S.	250	239	4.8	785	730	7.5
International	131	136	(3.6)	435	432	0.6
Worldwide	381	375	1.7	1,220	1,162	5.0
KNEES
U.S.	212	207	2.2	684	654	4.5
International	140	131	6.9	463	415	11.5
Worldwide	352	338	4.0	1,147	1,069	7.2
TRAUMA
U.S.	497	488	1.8	1,499	1,462	2.5
International	265	253	4.2	786	775	1.4
Worldwide	761	742	2.6	2,285	2,238	2.1
SPINE, SPORTS & OTHER
U.S.	400	415	(3.6)	1,262	1,254	0.6
International	296	295	0.4	930	952	(2.3)
Worldwide	696	710	(1.9)	2,191	2,205	(0.6)
Surgery
U.S.	983	994	(1.1)	2,965	2,984	(0.6)
International	1,451	1,483	(2.2)	4,373	4,522	(3.3)
Worldwide	2,434	2,479	(1.8)	7,338	7,507	(2.2)
ADVANCED
U.S.	448	455	(1.4)	1,360	1,365	(0.4)
International	661	709	(6.8)	1,977	2,139	(7.6)
Worldwide	1,109	1,164	(4.7)	3,337	3,504	(4.8)
GENERAL
U.S.	535	540	(0.9)	1,605	1,619	(0.9)
International	791	775	2.1	2,397	2,383	0.6
Worldwide	1,325	1,314	0.8	4,001	4,002	0.0
Vision
U.S.	549	512	7.2	1,619	1,599	1.3
International	751	744	0.9	2,224	2,265	(1.8)
Worldwide	1,300	1,256	3.5	3,843	3,864	(0.5)
CONTACT LENSES / OTHER
U.S.	441	399	10.2	1,288	1,252	2.8

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
International	527	529	(0.3)	1,508	1,568	(3.8)
Worldwide	968	928	4.2	2,796	2,820	(0.9)
SURGICAL
U.S.	108	112	(3.6)	331	346	(4.4)
International	225	216	3.9	717	698	2.7
Worldwide	333	328	1.3	1,048	1,044	0.3

TOTAL MEDTECH
U.S.	4,038	3,747	7.8	12,105	11,345	6.7
International	3,853	3,711	3.9	11,564	11,382	1.6
Worldwide	7,891	7,458	5.8	23,669	22,727	4.1

WORLDWIDE
U.S.	12,909	11,996	7.6	37,098	34,435	7.7
International	9,562	9,355	2.2	29,203	29,329	(0.4)
Worldwide	$22,471	21,351	5.2%	$66,301	63,764	4.0%
*    Percentage greater than 100% or not meaningful
(1) Previously referred to as Interventional Solutions
(2) Acquired on May 31, 2024
Earnings before provision for taxes by segment

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
Innovative Medicine(1)	$4,482	4,794	(6.5)%	$14,910	14,008	6.4%
MedTech(2)	1,059	1,185	(10.6)	3,668	4,265	(14.0)
Segment earnings before provision for taxes	5,541	5,979	(7.3)	18,578	18,273	1.7
Less: Expense not allocated to segments (3)	2,203	762		5,778	8,037
Worldwide income (loss) before tax	$3,338	5,217	(36.0)%	$12,800	10,236	25.0%
(1) Innovative Medicine includes:
•Intangible amortization expense of $0.7 billion in both the fiscal third quarter of 2024 and 2023. Intangible amortization expense of $2.1 billion and $2.2 billion in the fiscal nine months of 2024 and 2023, respectively.
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in the fiscal third quarter and fiscal nine months of 2024.
•One-time COVID-19 Vaccine related exit costs of $0.1 billion and $0.7 billion in the fiscal nine months of 2024 and 2023, respectively.
•Monetization of royalty rights of $0.3 billion in the fiscal third quarter and fiscal nine months of 2024.
•A restructuring related charge of $0.1 billion in the fiscal nine months of 2024. A restructuring related charge of $0.1 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2023, respectively. Refer to Note 12 for additional details.
•An In-process research and development impairment of $0.2 billion in the fiscal nine months of 2024 and $0.2 billion in the fiscal third quarter and fiscal nine months of 2023 associated with the M710 (biosimilar) asset acquired as part of the acquisition of Momenta Pharmaceuticals in 2020.
•Unfavorable changes in the fair value of securities of $0.4 billion and $0.5 billion in the fiscal third quarter and fiscal nine months of 2023, respectively.
•Litigation expense of $0.4 billion in both the fiscal third quarter and fiscal nine months of 2024, primarily related to Risperdal Gynecomastia. Favorable litigation related items of $0.1 billion in the fiscal nine months of 2023.

Form 10-Q	27

(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion and $0.4 billion in the fiscal third quarter of 2024 and 2023, respectively. Intangible amortization expense of $1.3 billion and $1.1 billion in the fiscal nine months of 2024 and 2023, respectively.
•Acquisition and integration related expense of $0.3 billion and $0.9 billion, primarily driven by the Shockwave acquisition, in the fiscal third quarter and fiscal nine months of 2024, respectively. Acquisition and integration related expense of $0.1 billion in the fiscal nine months of 2023.
•A gain of $0.2 billion related to the Acclarent divestiture is included in the fiscal nine months of 2024.
•A restructuring related charge of $0.1 billion in the fiscal nine months of 2024. A restructuring related charge of $0.2 billion in the fiscal third quarter and fiscal nine months of 2023, respectively.
(3)    Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal third quarter of 2024 includes charges for talc matters of $2.0 billion. The fiscal nine months of 2024 and 2023 include charges for talc matters of approximately $5.1 billion and $7.0 billion, respectively (See Note 11, Legal Proceedings, for additional details). The fiscal nine months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock. The fiscal third quarter and fiscal nine months of 2023 include $0.6 billion related to the unfavorable change in the fair value of Kenvue shares.
Sales by geographic area

	Fiscal Third Quarter Ended			Fiscal Nine Months Ended
(Dollars in Millions)	September 29, 2024	October 1, 2023	Percent Change	September 29, 2024	October 1, 2023	Percent Change
United States	$12,909	11,996	7.6%	$37,098	34,435	7.7%
Europe	4,914	4,727	4.0	15,291	15,448	(1.0)
Western Hemisphere, excluding U.S.	1,173	1,171	0.3	3,579	3,383	5.8
Asia-Pacific, Africa	3,475	3,457	0.5	10,333	10,498	(1.6)
Total	$22,471	21,351	5.2%	$66,301	63,764	4.0%
Note 10 — Acquisitions and divestitures
Subsequent to the quarter, on October 8, 2024, the Company completed the acquisition of V-Wave Ltd, a privately-held company focused on developing innovative treatment options for patients with heart failure, for an upfront payment of $0.6 billion with the potential for additional regulatory and commercial milestone payments up to approximately $1.1 billion. The transaction will be accounted for as an asset acquisition, and result in an in-process research and development (IPR&D) charge of approximately $0.6 billion recorded as part of research and development expense. The results of operations will be included in the MedTech segment as of the acquisition date.

During the fiscal third quarter of 2024, on July 11, 2024, the Company completed the acquisition of Yellow Jersey, a demerged subsidiary of Numab Therapeutics AG, to secure the global rights to NM26, a novel, investigational first-in-class bispecific antibody targeting two clinically proven pathways in atopic dermatitis (AD), in an all-cash transaction for approximately $1.25 billion. The transaction is being accounted for as an asset acquisition, resulting in an in-process research and development (IPR&D) charge of approximately $1.25 billion recorded as part of research and development expense and the results of operations is included in the Innovative Medicine segment as of the acquisition date. Remaining acquisitions in fiscal third quarter of 2024 were not material.

During the fiscal second quarter of 2024, on June 20, 2024, the Company completed the acquisition of Proteologix, Inc., a privately held biotechnology company focused on bispecific antibodies for immune-mediated diseases, for approximately $0.8 billion net of cash acquired, with potential for an additional milestone payment. The transaction was accounted for as a business combination and the results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $1.2 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $0.9 billion, goodwill for $0.3 billion, and $0.3 billion of liabilities acquired which included $0.1 billion related to a contingent consideration. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 30% to 45% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 16%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal third quarter and nine months of 2024 were not material.

During the fiscal second quarter of 2024, on May 31, 2024, the Company completed the acquisition of Shockwave Medical Inc. (SWAV)(Shockwave), a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD) in an all-cash merger transaction. The Company acquired all the outstanding shares of Shockwave’s common stock for $335.00 per share through a merger of Shockwave with a subsidiary of the Company. The transaction was accounted for as a business combination and the results of operations were included in the MedTech segment as of the acquisition date.

Details of the fair value amounts recognized for assets acquired and liabilities assumed as of the purchase date and as of September 29, 2024, which includes measurement period adjustments :

(Dollars in Billions)	May 31, 2024	September 29, 2024
Assets acquired:
Cash	$1.1	$1.1
Goodwill	7.5	7.6
Amortizable intangibles	5.3	5.3
IPR&D	0.6	0.6
Inventory	0.5	0.5
Other assets	0.5	0.4
Total assets acquired	$15.5	$15.5

Liabilities assumed:
Deferred taxes	$1.5	$1.5
Notes payable*	1.0	1.0
Accrued liabilities**	0.4	0.4
Total liabilities assumed	$2.9	$2.9

Net assets acquired	$12.6	$12.6

Net assets acquired as of May 31, 2024	$12.6
Less: Cash acquired	1.1
Equity awards settled	0.6
Settlement of Note payable*	1.0
Total enterprise value as of June 30, 2024	$13.1
*Represents the convertible debt which was subsequently paid in the fiscal second quarter of 2024.
** Includes $0.2 billion of equity awards

The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal third quarter were $0.2 billion primarily related to the fair value of the inventory step-up and was recorded in Cost of products sold. The fiscal nine months were $0.7 billion of which $0.4 billion related to equity awards and was recorded in Other (income) expense. The amortizable intangible assets were primarily comprised of already in-market CAD and PAD IVL products with the average weighted lives of 14 years. The IPR&D assets were valued for technology programs for unapproved products. The value of the IPR&D was calculated using a probability-adjusted cash flow projection discounted for the risk inherent in such projects with the weighted average probability of success factors of approximately 50%. The discount rate applied was 9.0%.

During the fiscal first quarter of 2024, on March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total equity value of approximately $2.0 billion, or $1.8 billion net of cash acquired. The Company acquired all of the outstanding shares of Ambrx’s common stock for $28.00 per share through a merger of Ambrx with a subsidiary of the Company. The transaction was accounted for as a business combination and the results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion, which includes deferred taxes of $0.4 billion. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 40% to 70% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 17%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal nine months of 2024 were not material.

Form 10-Q	29

Divestitures
In the fiscal third quarter of 2024, the Company divestitures were not material. In the fiscal second quarter of 2024, the Company completed the divestiture of Acclarent resulting in approximately $0.3 billion in proceeds. In the fiscal first quarter of 2024, the Company completed the divestiture of Ponvory outside of the U.S. resulting in approximately $0.2 billion in proceeds.
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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of September 29, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Matters concerning talc
A significant number of personal injury claims alleging that talc causes cancer have been asserted against the Company and its affiliates arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder.
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
Also in April 2023, the New Jersey Bankruptcy Court issued a decision that granted limited injunctive relief to the Company and the New Protected Parties (the LTL 2 Preliminary Injunction). The LTL 2 Preliminary Injunction remained in force until late August 2023, following the Bankruptcy Court’s extension of the initial LTL 2 Preliminary Injunction in June 2023. Under the LTL 2 Preliminary Injunction, except for those cases filed in the federal court ovarian cancer multi-district litigation, discovery in all personal injury and wrongful death matters was permitted to proceed.
Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. In July 2023, the court dismissed the LTL 2 Bankruptcy case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims. In September 2023, the Bankruptcy Court entered an order granting LTL leave to seek a direct appeal to the Third Circuit Court of Appeals. In October 2023, the Third Circuit granted LTL’s petition for a direct appeal. In July 2024, the Third Circuit issued a non-precedential opinion affirming the Bankruptcy Court's decision to dismiss the LTL Bankruptcy case.
In October 2023, the Company stated that it was pursuing the following four parallel and alternative pathways to achieve a comprehensive and final resolution of the talc claims: (i) the appeal of the LTL 2 dismissal decision; (ii) pursuing a consensual “prepackaged” bankruptcy case, as “strongly encouraged” by the Bankruptcy Court in its dismissal decision; (iii) aggressively litigating the talc claims in the tort system; and (iv) pursuing affirmative claims against experts for false and defamatory narratives regarding the Company’s talc powder products. In December 2023, LTL changed its state of formation to Texas and its name to LLT Management LLC ("LLT").
Following the dismissal of LTL 2, new lawsuits were filed, cases across the country that had been stayed were reactivated, and trials have commenced. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery is proceeding, and a trial is scheduled to occur in December 2024. In March 2024, the court granted the Company's motion for a renewed Daubert hearing prior to the trial. The briefing on the renewed Daubert issues was completed in August 2024.
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

Form 10-Q	31

On August 19, 2024, LLT engaged in a restructuring that resulted in the creation of three new Texas limited liability companies: (a) Red River Talc, LLC ("Red River"); (b) Pecos River Talc LLC ("Pecos River"); and (3) New Holdco (Texas) LLC. As a result of this restructuring, all claims related to ovarian and other gynecological cancers were separated and allocated to Red River, and mesothelioma, governmental unit and certain other claims were allocated to Pecos River.
On September 20, 2024, while reiterating the Company's continued confidence in the safety of its talc products, Red River filed a voluntary petition with the United States Bankruptcy Court for the Southern District of Texas, seeking relief under Chapter 11 of the Bankruptcy Code (the Red River Bankruptcy Case), in furtherance of the Company's consensual "prepackaged" Proposed Plan. Red River also filed a motion for a temporary restraining order, seeking to extend the automatic stay to additional non-debtor entities. Prior to filing, the initial proposed plan was amended to, among other things, increase the proposed resolution by $1.75 billion.
Shortly after Red River filed its Chapter 11 petition, the U.S. Trustee's office filed a motion to transfer venue in the New Jersey Bankruptcy Court, and thereafter, a motion to transfer venue in the Texas Bankruptcy Court. A coalition of six plaintiff law firms also filed a motion to transfer venue and a motion to dismiss in the Texas Bankruptcy Court. On September 23, 2024, the Texas Bankruptcy Court entered a temporary order enjoining the commencement or prosecution of all claims against Red River and certain non-debtor entities, including the Company, until October 11, 2024. On September 24, 2024, the New Jersey Bankruptcy Court denied the U.S. Trustee's motion to transfer venue without prejudice. On October 10, 2024, the Texas Bankruptcy Court denied the motion to transfer venue from Texas to New Jersey Bankruptcy Court.
Mesothelioma and State consumer protection claims are being addressed outside the Proposed Plan. The Company separately has resolved 95% of the mesothelioma lawsuits filed to date and has resolved the State claims.
To account for these settlements and the contemplated comprehensive resolution through the Proposed Plan, the Company recorded a cumulative incremental charge of approximately $5.0 billion, through the third fiscal quarter 2024. As of September 29, 2024, the total present value of the reserve is approximately $12.0 billion (or nominal value of approximately $13.9 billion), net of payments made in fiscal 2024. Approximately one-third of the reserve is recorded as a current liability. The recorded amount remains the Company's best estimate of probable loss.
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
In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in their respective Chapter 11 cases entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve their ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies. In August 2024, Imerys and Cyprus filed amended Chapter 11 plans and disclosure statements incorporating the terms of the settlement with the Company. In October 2024, the Imerys Bankruptcy Court approved the Imerys Settlement Agreement. A joint hearing to consider approval of the Imerys and Cyprus disclosure statements is scheduled for October 28, 2024.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the Court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, at the parties' request, the Court lifted the stay for certain limited discovery, but otherwise kept the stay in place pending a decision from the Third Circuit on the 23(f) petition. Briefing on the 23(f) petition was completed in September 2024.

Matters concerning opioids
Beginning in 2014 and continuing to the present, the Company and Janssen Pharmaceuticals, Inc. (JPI), along with other pharmaceutical companies, have been named in close to 3,500 lawsuits related to the marketing of opioids, including DURAGESIC, NUCYNTA and NUCYNTA ER. The majority of the cases were filed by state and local governments, which were subject to a final settlement in 2021. As of September 2024, the Company and JPI have settled or otherwise resolved the opioid claims advanced by all government entity claimants except a number of school districts and public hospital systems. Similar lawsuits have also been filed by private plaintiffs and organizations, including but not limited to the following: individual plaintiffs on behalf of children born with Neonatal Abstinence Syndrome (NAS); hospitals; and health insurers/payors.
To date, the Company and JPI have litigated two of the cases to judgment and have prevailed in both, either at trial or on appeal.
In July 2021, the Company announced finalization of an agreement to settle all remaining state and subdivision claims for up to $5.0 billion. Approximately 70% of the all-in settlement was paid by the end of fiscal third quarter 2024.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants, including NAS claimants, hospitals, and health insurers/payors. In September 2024, the Company reached an agreement to resolve the hospital cases. Counting the private litigant cases, there are approximately 20 remaining opioid cases against the Company and JPI in various state courts, 390 remaining cases in the Ohio MDL, and 3 additional cases in other federal courts. Some of these cases have been dismissed and are being appealed by the plaintiffs and certain others are scheduled for trial in 2025 or 2026.
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
In November 2019, a shareholder filed a derivative complaint against the Company as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that the Company has suffered damages as a result of those alleged breaches. A series of additional derivative complaints making similar allegations against the same and similar defendants were filed in New Jersey state and federal courts in 2019 and 2020. By 2022, all but two state court cases had been voluntarily dismissed. In February 2022, the state court granted the Company’s motion to dismiss one of the two cases, and the shareholder that brought the second case filed a notice of dismissal. The shareholder whose complaint was dismissed appealed the state court’s dismissal order, and briefing on the appeal concluded in October 2022. In February 2024, the appellate court affirmed the dismissal of the shareholder's amended complaint. In March 2024, the shareholder filed a notice of petition for certification with the Supreme Court of New Jersey seeking review of the appellate court's decision. In May 2024, briefing on the shareholder's petition for certification concluded. In September 2024, the New Jersey Supreme Court denied the shareholder's petition for certification.
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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of September 29, 2024:

Form 10-Q	33

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	62,740
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	160
PINNACLE Acetabular Cup System	910
Pelvic meshes	6,190
ETHICON PHYSIOMESH Flexible Composite Mesh	160
RISPERDAL	10
ELMIRON	2,170
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

Form 10-Q	35

continues to evaluate potential costs related to those claims. All U.S. based ELMIRON matters have been resolved or are undergoing formal review for purposes of settlement. The Company has established accruals for defense and indemnity costs associated with ELMIRON related product liability litigation.
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
OPSUMIT
In November 2023, Actelion Pharmaceuticals Ltd and Actelion Pharmaceuticals US, Inc. filed a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc, who filed an ANDA seeking approval to market a generic version of OPSUMIT before expiration of certain Orange Book Listed Patents. The following U.S. patents are included in the case: 7,094,781; and 10,946,015. In September 2024, the Company entered into a confidential settlement agreement with Mylan Pharmaceuticals Inc.
INVEGA SUSTENNA
Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord

Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; and Qilu Pharma Inc. The following U.S. patent is included in one or more cases: 9,439,906. In October 2020, the district court issued a decision in the case against Teva Pharmaceuticals USA, Inc., finding that United States Patent No. 9,439,906 is not invalid. Teva previously stipulated to infringement. Teva appealed the decision, and, in April 2024, the United States Court of Appeals for the Federal Circuit vacated and remanded the case to the district court for further proceedings. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement. Tolmar has appealed the decision.
Beginning in February 2018, Janssen Inc. and Janssen Pharmaceutica NV initiated a Statement of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who have filed ANDSs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the listed patent. The following entities are named defendants: Pharmascience Inc. and Apotex Inc. The following Canadian patent is included in one or more cases: 2,655,335. In June 2024, the Supreme Court dismissed the Apotex case. In September 2024, the Supreme Court granted Pharmascience's motion to appeal the Federal Court's decision that the 2,655,335 Patent is not invalid.
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
ERLEADA
Beginning in May 2022, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc. (collectively, Janssen), Sloan Kettering Institute for Cancer Research (SKI) and The Regents of the University of California filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of ERLEADA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Zydus Worldwide DMCC; Zydus Pharmaceuticals (USA), Inc.; Zydus Lifesciences Limited; Sandoz Inc.; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 9,481,663; 9,884,054; 10,052,314 (which reissued as RE49,353); 10,702,508; 10,849,888; 8,445,507; 8,802,689; 9,388,159; 9,987,261; RE49,353; and 11,963,952. In August 2024, Janssen and The Regents of the University of California entered into a confidential settlement agreement with Sandoz, Inc.
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

Form 10-Q	37

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
MedTech
In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial occurred in January 2024. In September 2024, the court found liability with respect to certain claims and no liability with respect to other claims. The Company is appealing the decision.
In October 2019, Innovative Health, LLC filed a complaint against Biosense Webster, Inc (BWI) in the United States District Court for the Central District of California. The complaint alleges that certain of BWI's business practices and contractual terms violate the antitrust laws of the United States and the State of California by restricting competition in the sale of High Density Mapping Catheters and Ultrasound Catheters. Trial is scheduled for April 2025.
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
In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2019, the district court granted Actelion's motion to dismiss the complaint. In April 2024, the Fourth Circuit reversed the decision of the district court. In September 2024, the district court granted plaintiff's motion for class certification and denied Actelion's motion for summary judgment.
In December 2023, a putative class action lawsuit was filed against the Company and Janssen Biotech Inc. (collectively Janssen) in the United States District Court for the Eastern District of Virginia. The complaint alleges that Janssen violated federal and state antitrust laws and other state laws by delaying biosimilar competition with STELARA through Janssen's enforcement of patent rights covering STELARA. The complaint seeks damages and other relief. In February 2024, plaintiffs filed an amended complaint, which Janssen moved to dismiss in March 2024. In August 2024, the court granted in part and denied in part Janssen's motion to dismiss.
In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint on behalf of the United States, certain states, and the District of Columbia. The complaint alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct sales and reimbursement programs. At this time, the federal and state governments have declined to intervene. In December 2021, the United States District Court for the District of New Jersey denied Janssen's motion to dismiss.

Form 10-Q	39

Note 12 — Restructuring
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expense was immaterial in the fiscal third quarter of 2024 and was $0.1 billion of expense in the fiscal nine months of 2024. This included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. The pre-tax restructuring charge of approximately $0.1 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2023, respectively, included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The majority of this restructuring program is completed, with minor charges expected in the remainder of year.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was immaterial in the fiscal third quarter of 2024 and was $0.1 billion in the fiscal nine months of 2024, and primarily included costs related to market and product exits. The pre-tax restructuring expense of $0.2 billion in the fiscal third quarter and fiscal nine months of 2023, primarily included inventory and instrument charges related to market and product exits. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for 2024 and 2023:

(Pre-tax Dollars in Millions)	Q3 2024	Q3 2023	Q3 YTD 2024	Q3 YTD 2023
Innovative Medicine Segment(1)	$19	149	100	424
MedTech Segment(2)	28	235	107	235
Total Programs	$47	384	207	659
(1)Included in Restructuring on the Consolidated Statement of Earnings for the fiscal 2023 and 2024
(2)The fiscal third quarter of 2024 included $22 million in Restructuring and $6 million in Cost of products sold on the Consolidated Statement of Earnings. The fiscal nine months of 2024 included $92 million in Restructuring and $15 million in Cost of products sold on the Consolidated Statement of Earnings. The fiscal third quarter and nine months of 2023 included $9 million in Restructuring and $226 million in Cost of products sold on the Consolidated Statement of Earnings
Restructuring reserves as of September 29, 2024 and December 31, 2023 were insignificant.

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
Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

	Fiscal Third Quarter Ended	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 1, 2023
Sales to customers	$2,173	$10,036
Cost of products sold	911	4,369
Gross profit	1,262	5,667
Selling, marketing and administrative expenses	584	3,085
Research and development expense	24	258
Interest Income	(37)	(117)
Interest expense, net of portion capitalized	67	199
Other (income) expense, net	406	1,018
Gain on separation of Kenvue	(20,984)	(20,984)
Earnings from Discontinued Operations Before Provision for Taxes on Income	21,202	22,208
(Benefit from) Provision for taxes on income	(517)	298
Net earnings from Discontinued Operations	$21,719	$21,910
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

	Fiscal Third Quarter Ended	Fiscal Nine Months Ended
(Dollars in Millions)	October 1, 2023	October 1, 2023
Depreciation and Amortization	$81	$383

Capital expenditures	$23	$162

Form 10-Q	41

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal nine months of 2024, worldwide sales were $66.3 billion, a total increase of 4.0%, including an operational (which excludes translational currency) increase of 5.6% as compared to 2023 fiscal nine months sales of $63.8 billion. Currency fluctuations had a negative impact of 1.6% for the fiscal nine months of 2024. In the fiscal nine months of 2024, acquisitions and divestitures had net positive impact of 0.3% on the worldwide operational sales growth. In the fiscal nine months of 2024, the impact of the Covid-19 Vaccine sales decline on the worldwide operational sales was a negative 1.5%.
Sales by U.S. companies were $37.1 billion in the fiscal nine months of 2024, which represented an increase of 7.7% as compared to the prior year. In the fiscal nine months of 2024, acquisitions and divestitures had net positive impact of 0.4% on the U.S. operational sales growth. Sales by international companies were $29.2 billion, a decrease of 0.4%, including an operational increase of 3.1%, offset by a negative currency impact of 3.5% as compared to the fiscal nine months sales of 2023. In the fiscal nine months of 2024, the net impact of acquisitions and divestitures on the international operational sales growth was a positive 0.1%. In the fiscal nine months of 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 3.2%.
In the fiscal nine months of 2024, sales by companies in Europe experienced a decline of 1.0%, which included an operational decline of 0.7% and a negative currency impact of 0.3%. In the fiscal nine months of 2024, the impact of the Covid-19 Vaccine sales decline on the European region operational sales was a negative 6.0%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 5.8%, which included an operational increase of 21.4%, and a negative currency impact of 15.6%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 1.6%, including an operational increase of 2.8% offset by a negative currency impact of 4.4%.
Fiscal nine months 2024
sales by geographic region (in billions)
Fiscal nine months 2024
sales by segment (in billions)
Note: values may have been rounded

For the fiscal third quarter of 2024, worldwide sales were $22.5 billion, a total increase of 5.2%, which included operational growth of 6.3% and a negative currency impact of 1.1% as compared to 2023 fiscal third quarter sales of $21.4 billion. In the fiscal third quarter of 2024, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 0.9%. In the fiscal third quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the worldwide operational sales was a negative 0.2%.
Sales by U.S. companies were $12.9 billion in the fiscal third quarter of 2024, which represented an increase of 7.6% as compared to the prior year. In the fiscal third quarter of 2024, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 1.1%. Sales by international companies were $9.6 billion, a total increase of 2.2%, which included operational growth of 4.6% and a negative currency impact of 2.4%. In the fiscal third quarter of 2024, the net impact of acquisitions and divestitures on international operational sales growth was a positive 0.6%. In the fiscal third quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 0.5%.
In the fiscal third quarter of 2024, sales by companies in Europe achieved growth of 4.0%, which included a operational growth of 3.0% and a positive currency impact of 1.0%. In the fiscal third quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the European region operational sales was a negative 0.8%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 0.3%, including operational growth of 20.3% and a negative currency impact of 20.0%. Sales by companies in the Asia-Pacific, Africa region achieved growth of 0.5%, which included operational growth of 1.5% partially offset by a negative currency impact of 1.0%.
Q3 2024
Sales by Geographic Region (in billions)
Q3 2024
Sales by Segment (in billions)
Note: values may have been rounded

Form 10-Q	43

Analysis of sales by business segments
Innovative Medicine
Innovative Medicine segment sales in the fiscal nine months of 2024 were $42.6 billion, an increase of 3.9% as compared to the same period a year ago, with an operational increase of 5.5% and a negative currency impact of 1.6%. In the fiscal nine months of 2024, the impact of the Covid-19 Vaccine sales decline on the Innovative Medicine segment operational sales was a negative 2.4%. U.S. Innovative Medicine sales increased 8.2% as compared to the same period a year ago. International Innovative Medicine sales decreased by 1.7%, including operational growth of 2.1% offset by a negative currency impact of 3.8%. In the fiscal nine months of 2024, the impact of the Covid-19 Vaccine sales decline on the international Innovative Medicine segment operational sales was a negative 5.3%. In the fiscal nine months of 2024, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.1%.
Major Innovative Medicine therapeutic area sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2024	October 1, 2023	Total Change	Operations Change	Currency Change
Immunology	$13,590	$13,457	1.0%	2.6%	(1.6)%
REMICADE	1,246	1,410	(11.6)	(10.3)	(1.3)
SIMPONI/ SIMPONI ARIA	1,607	1,695	(5.2)	(0.7)	(4.5)
STELARA	8,012	8,105	(1.2)	0.0	(1.2)
TREMFYA	2,721	2,237	21.6	23.3	(1.7)
Other Immunology	3	9	(66.8)	(66.8)	—
Infectious Diseases	2,622	3,566	(26.5)	(26.1)	(0.4)
COVID-19 VACCINE	198	1,073	(81.6)	(81.6)	0.0
EDURANT/rilpivirine	950	843	12.7	12.6	0.1
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	1,305	1,415	(7.8)	(7.2)	(0.6)
Other Infectious Diseases	169	235	(28.0)	(25.1)	(2.9)
Neuroscience	5,340	5,339	0.0	1.8	(1.8)
CONCERTA/methylphenidate	482	603	(20.0)	(17.0)	(3.0)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	3,159	3,104	1.8	2.7	(0.9)
SPRAVATO	780	483	61.5	61.8	(0.3)
Other Neuroscience	920	1,149	(19.9)	(15.8)	(4.1)
Oncology	15,284	13,043	17.2	19.3	(2.1)
CARVYKTI	629	341	84.3	84.2	0.1
DARZALEX	8,586	7,194	19.3	21.8	(2.5)
ERLEADA	2,215	1,740	27.3	29.0	(1.7)
IMBRUVICA	2,307	2,476	(6.8)	(5.2)	(1.6)
TECVAYLI	403	269	49.6	50.0	(0.4)
ZYTIGA/ abiraterone acetate	496	686	(27.8)	(23.7)	(4.1)
Other Oncology	649	336	93.4	95.1	(1.7)
Pulmonary Hypertension	3,190	2,798	14.0	16.1	(2.1)
OPSUMIT	1,639	1,437	14.1	15.4	(1.3)
UPTRAVI	1,352	1,163	16.3	17.5	(1.2)
Other Pulmonary Hypertension	199	199	0.3	11.9	(11.6)
Cardiovascular / Metabolism / Other	2,605	2,834	(8.1)	(7.7)	(0.4)
XARELTO	1,697	1,840	(7.8)	(7.8)	—
Other	908	994	(8.7)	(7.7)	(1.0)
Total Innovative Medicine Sales	$42,632	$41,037	3.9%	5.5%	(1.6)%

Innovative Medicine segment sales in the fiscal third quarter of 2024 were $14.6 billion, an increase of 4.9% as compared to the same period a year ago, including an operational increase of 6.3% and a negative currency impact of 1.4%. In the fiscal third quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the Innovative Medicine segment operational sales was a negative 0.3%. U.S. Innovative Medicine sales increased 7.5% as compared to the same period a year ago. International Innovative Medicine sales increased by 1.2%, including an operational increase of 4.4% partially offset by a negative currency impact of 3.2%. In the fiscal third quarter of 2024, the impact of the Covid-19 Vaccine sales decline on the international Innovative Medicine operational sales was a negative 0.8%. In the fiscal third quarter of 2024, the net impact of acquisitions and divestitures on the Innovative Medicine segment operational sales growth was a negative 0.1%.
Major Innovative Medicine therapeutic area sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 29, 2024	October 1, 2023	Total Change	Operations Change	Currency Change
Immunology	$4,621	$4,849	(4.7%)	(3.3%)	(1.4)%
REMICADE	419	461	(9.1)	(7.7)	(1.4)
SIMPONI/ SIMPONI ARIA	516	629	(18.0)	(13.6)	(4.4)
STELARA	2,676	2,864	(6.6)	(5.7)	(0.9)
TREMFYA	1,007	891	13.0	14.3	(1.3)
Other Immunology	1	2	(45.6)	(45.6)	—
Infectious Diseases	836	859	(2.7)	(2.4)	(0.3)
COVID-19 VACCINE	1	41	(97.7)	(98.9)	1.2
EDURANT/rilpivirine	330	297	11.5	10.6	0.9
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	449	447	0.6	1.5	(0.9)
Other Infectious Diseases	55	74	(25.4)	(22.9)	(2.5)
Neuroscience	1,755	1,742	0.8	1.7	(0.9)
CONCERTA/ methylphenidate	142	189	(24.8)	(22.5)	(2.3)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	1,049	1,029	1.9	2.4	(0.5)
SPRAVATO	284	183	54.9	55.3	(0.4)
Other Neuroscience	281	340	(17.4)	(15.7)	(1.7)
Oncology	5,380	4,533	18.7	20.5	(1.8)
CARVYKTI	286	152	87.7	87.6	0.1
DARZALEX	3,016	2,499	20.7	22.9	(2.2)
ERLEADA	790	631	25.4	26.3	(0.9)
IMBRUVICA	753	808	(6.8)	(5.5)	(1.3)
TECVAYLI	135	112	20.6	21.4	(0.8)
ZYTIGA/ abiraterone acetate	150	214	(30.0)	(27.5)	(2.5)
Other Oncology	250	117	*	*	*
Pulmonary Hypertension	1,102	954	15.6	17.0	(1.4)
OPSUMIT	571	490	16.8	17.4	(0.6)
UPTRAVI	458	402	14.2	15.2	(1.0)
Other Pulmonary Hypertension	72	63	15.0	25.9	(10.9)
Cardiovascular / Metabolism / Other	884	957	(7.6)	(7.2)	(0.4)
XARELTO	592	625	(5.2)	(5.2)	—
Other	292	332	(12.0)	(10.9)	(1.1)
Total Innovative Medicine Sales	$14,580	$13,893	4.9%	6.3%	(1.4)%
*percentage greater than 100% or not meaningful

Form 10-Q	45

Immunology products experienced operational decline of 3.3% as compared to the same period a year ago. The growth of TREMFYA (guselkumab) was due to market growth and share gains partially offset by unfavorable patient mix. The growth was offset by declines of STELARA (ustekinumab) sales driven by net unfavorable patient mix and share loss primarily due to European biosimilar entrants partially offset by market growth, SIMPONI/SIMPONI ARIA sales due to return of rights by Merck, Sharp & Dohme in the fiscal fourth quarter of 2024, and lower sales of REMICADE (infliximab) due to biosimilar competition.
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
Infectious disease products experienced an operational decline of 2.4% as compared to the same period a year ago primarily driven by a decline in COVID-19 vaccine revenue. The Company does not anticipate any COVID-19 vaccine revenue in the remainder of fiscal 2024.
Neuroscience products achieved operational sales growth of 1.7% as compared to the same period a year ago. The growth of SPRAVATO (esketamine) was driven by the ongoing launch and increased physician and patient demand. Growth was partially offset by declines in Other Neuroscience.
Oncology products achieved operational sales growth of 20.5% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains in all regions and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and inventory dynamics. Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains, capacity expansion and manufacturing efficiencies. Additionally, sales from the ongoing launch of TECVAYLI (teclistamab-cqyv) and the launch of TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab) in Other Oncology contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to competitive pressures.
Pulmonary Hypertension achieved operational sales growth of 17.0% as compared to the same period a year ago. Sales growth of OPSUMIT (macitentan) was driven by favorable patient mix, market growth and share gains. Sales growth of UPTRAVI (selexipag) was driven by market growth, favorable patient mix and share gains partially offset by inventory dynamics in the U.S.
Cardiovascular / Metabolism / Other products experienced an operational decline of 7.2% as compared to the same period a year ago. The decline of XARELTO (rivaroxaban) sales was primarily driven by unfavorable patient mix and share loss.
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

MedTech
The MedTech segment sales in the fiscal nine months of 2024 were $23.7 billion, an increase of 4.1% as compared to the same period a year ago, with an operational increase of 5.7% and a negative currency impact of 1.6%. U.S. MedTech sales increased 6.7%. International MedTech sales increased by 1.6%, including an operational increase of 4.7% and a negative currency impact of 3.1%. In the fiscal nine months of 2024, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 1.0%, primarily Shockwave.
Major MedTech franchise sales — Fiscal Nine Months Ended

(Dollars in Millions)	September 29, 2024	October 1, 2023	Total Change	Operations Change	Currency Change
Surgery	$7,338	$7,507	(2.2%)	0.0%	(2.2)%
Advanced	3,337	3,504	(4.8)	(2.7)	(2.1)
General	4,001	4,002	0.0	2.3	(2.3)
Orthopaedics	6,843	6,674	2.5	3.2	(0.7)
Hips	1,220	1,162	5.0	5.6	(0.6)
Knees	1,147	1,069	7.2	7.7	(0.5)
Trauma	2,285	2,238	2.1	2.7	(0.6)
Spine, Sports & Other	2,191	2,205	(0.6)	0.1	(0.7)
Cardiovascular(1)	5,645	4,681	20.6	22.3	(1.7)
Electrophysiology	3,946	3,449	14.4	16.5	(2.1)
Abiomed	1,112	966	15.1	15.5	(0.4)
Shockwave (2)	306	—	*	*	—
Other Cardiovascular(1)	281	267	5.3	7.2	(1.9)
Vision	3,843	3,864	(0.5)	1.1	(1.6)
Contact Lenses/Other	2,796	2,820	(0.9)	1.0	(1.9)
Surgical	1,048	1,044	0.3	1.4	(1.1)
Total MedTech Sales	$23,669	$22,727	4.1%	5.7%	(1.6)%
(1) Previously referred to as Interventional Solutions
(2) Acquired on May 31, 2024
*Percentage greater than 100% or not meaningful

Form 10-Q	47

The MedTech segment sales in the fiscal third quarter of 2024 were $7.9 billion, an increase of 5.8% as compared to the same period a year ago, which included operational growth of 6.4% and a negative currency impact of 0.6%. U.S. MedTech sales increased 7.8%. International MedTech sales increased by 3.9%, including operational growth of 5.0% and a negative currency impact of 1.1%. In the fiscal third quarter of 2024, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 2.7%, primarily Shockwave.
Major MedTech franchise sales — Fiscal Third Quarter Ended

(Dollars in Millions)	September 29, 2024	October 1, 2023	Total Change	Operations Change	Currency Change
Surgery	$2,434	$2,479	(1.8)%	(0.7%)	(1.1)%
Advanced	1,109	1,164	(4.7)	(3.6)	(1.1)
General	1,325	1,314	0.8	2.0	(1.2)
Orthopaedics	2,191	2,164	1.2	1.3	(0.1)
Hips	381	375	1.7	1.9	(0.2)
Knees	352	338	4.0	4.1	(0.1)
Trauma	761	742	2.6	2.8	(0.2)
Spine, Sports & Other	696	710	(1.9)	(2.0)	0.1
Cardiovascular(1)	1,966	1,558	26.2	26.5	(0.3)
Electrophysiology	1,279	1,161	10.2	10.7	(0.5)
Abiomed	362	311	16.3	16.3	0.0
Shockwave(2)	229	—	*	*	—
Other Cardiovascular(1)	96	87	10.4	10.2	0.2
Vision	1,300	1,256	3.5	4.0	(0.5)
Contact Lenses/Other	968	928	4.2	4.7	(0.5)
Surgical	333	328	1.3	1.9	(0.6)
Total MedTech Sales	$7,891	$7,458	5.8%	6.4%	(0.6)%
(1) Previously referred to as Interventional Solutions
(2) Acquired on May 31, 2024
*Percentage greater than 100% or not meaningful
The Surgery franchise experienced an operational sales decline of 0.7% as compared to the prior year fiscal third quarter. The Surgery franchise results were positively impacted by price increases associated with Argentina hyperflation. The operational decline in Advanced Surgery was primarily due to China Volume-Based Procurement across all platforms, competitive pressures in Energy and Endocutters, go to market changes in EMEA and harmonic market decline in the U.S. in Energy, and tender timing outside the U.S. in Biosurgery. This was partially offset by the strength of the portfolio and commercial execution in Biosurgery as well as the strength of new products in Endocutters and lapping of prior year supply challenges outside the U.S. in Energy. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio and lapping of prior year impacts from Russia sanctions. The growth was partially offset by the impact of the Acclarent divestiture.
The Orthopaedics franchise achieved operational sales growth of 1.3% as compared to the prior year fiscal third quarter. The operational growth in Hips reflects the continued strength of the portfolio partially offset by China volume-based procurement impacts. The operational growth in Knees was primarily driven by procedures, continued strength of the ATTUNE portfolio, pull through related to the VELYS Robotic assisted solution partially offset by tender timing outside the U.S. The operational growth in Trauma was driven by the continued adoption of recently launched products, procedure growth and commercial execution partially offset by China volume-based procurement impacts. The operational sales decline in Spine, Sports & Other was primarily driven by competitive pressures and China volume-based procurement impacts partially offset by growth in Craniomaxillofacial and Shoulders and outside the U.S. market growth.
The Cardiovascular franchise, which includes sales from Shockwave Medical (Shockwave) acquired on May 31, 2024, achieved operational sales growth of 26.5% as compared to the prior year fiscal third quarter. Electrophysiology grew by double digits due to global procedure growth, new products and commercial execution. The growth was partially offset by competitive PFA pressures in ablation catheters in the U.S. and prior year trade inventory dynamics and volume-based procurement in China. Abiomed sales reflect the strength of all major commercialized regions driven by continued strong adoption of Impella 5.5 and Impella RP.
The Vision franchise achieved operational sales growth of 4.0% as compared to the prior year fiscal third quarter. The Contact Lenses/Other operational growth was driven by price actions, continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches), impacts from a one-time change in contract shipping terms in the U.S. and lapping of prior year impacts of Russian sanctions. The Surgical operational growth was primarily driven by the continued strength of recent innovations and commercial execution partially offset by China volume-based procurement and competitive pressures in the U.S.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal third quarter of 2024 was $3.3 billion representing 14.9% of sales as compared to $5.2 billion in the fiscal third quarter of 2023, representing 24.4% of sales.
Consolidated earnings before provision for taxes on income for the fiscal nine months of 2024 was $12.8 billion representing 19.3% of sales as compared to $10.2 billion in the fiscal nine months of 2023, representing 16.1% of sales.
Cost of products sold

(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2024 versus Fiscal nine months Q3 2023
Cost of products sold decreased as a percent to sales driven by:
•Lower one-time COVID-19 vaccine supply network related exit costs in 2024 ($0 in 2024 versus $0.2 billion 2023)
•Favorable patient mix in the Innovative Medicine business
partially offset by
•The fair value Inventory step-up of $0.2 billion related to the business combination accounting associated with Shockwave
The intangible asset amortization expense included in cost of products sold for the fiscal nine months of 2024 and 2023 was $3.4 billion in both periods.
Q3 2024 versus Q3 2023
Cost of products sold increased slightly as a percent to sales primarily driven by:
•The fair value inventory step-up related to the business combination accounting and amortization of $0.3 billion related to Shockwave
•Unfavorable currency in the Innovative Medicine business
partially offset by
•Prior year restructuring related excess inventory costs and current year supply chain efficiencies in the MedTech business

Form 10-Q	49

The intangible asset amortization expense included in cost of products sold for the fiscal third quarters of 2024 and 2023 was $1.2 billion and $1.1 billion in the fiscal third quarter of 2024 and 2023, respectively.
Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)
Fiscal nine months Q3 2024 versus Fiscal nine months Q3 2023
Selling, Marketing and Administrative Expenses increased slightly as a percent to sales driven by:
•Timing of brand marketing investment in the Innovative Medicine and MedTech businesses partially offset by
•Optimization efforts related to the residual costs associated with the Kenvue separation
Q3 2024 versus Q3 2023
Selling, Marketing and Administrative Expenses decreased as a percent to sales primarily driven by:
•Optimization efforts related to the residual costs associated with the Kenvue separation
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal Third Quarter Ended				Fiscal Nine Months Ended
	2024		2023		2024		2023
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$4,213	28.9%	$2,778	20.0%	$9,831	23.1%	$8,604	21.0%
MedTech	739	9.4	669	9.0	2,103	8.9	2,001	8.8
Total research and development expense	$4,952	22.0%	$3,447	16.2%	$11,934	18.0%	$10,605	16.6%
Percent increase/(decrease) over the prior year	43.7%				12.5%
*As a percent to segment sales
Fiscal nine months Q3 2024 versus Fiscal nine months Q3 2023
Research and Development increased as a percent to sales driven by:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition)
•Phasing of expenses in the MedTech business

Q3 2024 versus Q3 2023
Research and Development increased as a percent to sales driven by:
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition)
•Phasing of expenses in the MedTech business
In-process research and development (IPR&D) impairments
In the fiscal nine months of 2024, the Company recorded a charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired as part of the acquisition of Momenta Pharmaceuticals in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal third quarter of 2023. This asset is now fully impaired. Additionally, the fiscal nine months of 2023, the Company recorded a charge of approximately $0.1 billion associated with the IPR&D acquired with Pulsar Vascular in 2016.
Interest (income) expense
Interest (income) expense in the fiscal nine months of 2024 was net income of $433 million as compared to $277 million in the fiscal nine months of 2023 primarily due to higher rates of interest earned on cash balances and a lower average rate on the debt partially offset by a higher average debt balance related to funding the Shockwave acquisition. Interest (income) expense in the fiscal third quarter of 2024 was net income of $99 million as compared to $182 million in the fiscal third quarter of 2023 primarily due to a due to a higher average debt balance related to funding the Shockwave acquisition and a lower average cash balance. The balance of cash, cash equivalents and current marketable securities was $20.3 billion at the end of the fiscal third quarter of 2024 as compared to $23.5 billion at the end of the fiscal third quarter of 2023. The Company’s debt position was $35.8 billion as of September 29, 2024, as compared to $29.9 billion the same period a year ago.
Other (income) expense, net*
Fiscal nine months Q3 2024 versus Fiscal nine months Q3 2023
Other (income) expense, net for the fiscal nine months of 2024 reflected less expense of $2.2 billion as compared to the prior year primarily due to the following:

Fiscal Nine Months
(Dollars in Billions)(Income)/Expense	September 29, 2024	October 1, 2023	Change
Litigation related(1)	5.5	6.7	(1.2)
Acquisition, Integration and Divestiture related	0.7	0.1	0.6
Changes in the fair value of securities(2)	0.4	1.1	(0.7)
COVID-19 Vaccine manufacturing related exit costs	0.1	0.4	(0.3)
Employee benefit plan related	(0.7)	(1.1)	0.4
Monetization of royalty rights	(0.3)	0.0	(0.3)
Other	(0.8)	(0.1)	(0.7)
Total Other (Income) Expense, Net	$4.9	7.1	(2.2)
(1)The fiscal nine months of 2024 and 2023 include charges for talc matters. The fiscal nine months of 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2)The fiscal nine months of 2024 includes the loss on the completion of the debt for equity exchange of the retained stake in Kenvue. The fiscal nine months of 2023 includes $0.6 billion related to the unfavorable change in the fair value of the Kenvue securities and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.

Form 10-Q	51

Q3 2024 versus Q3 2023
Other (income) expense, net for the fiscal third quarter of 2024 reflected an increase in expense of $1.3 billion as compared to income in the prior year primarily due to the following:

Fiscal Third Quarter
(Dollars in Billions)(Income)/Expense	September 29, 2024	October 1, 2023	Change
Litigation related(1)	$2.4	(0.1)	2.5
Acquisition, Integration and Divestiture related	0.1	0.0	0.1
Changes in the fair value of securities(2)	0.0	1.0	(1.0)
Monetization of royalty rights	(0.3)	0.0	(0.3)
Employee benefit plan related	(0.2)	(0.3)	0.1
Other	(0.2)	(0.1)	(0.1)
Total Other (Income) Expense, Net	$1.8	0.5	1.3
(1)The fiscal third quarter of 2024 includes charges for talc matters.
(2)The fiscal third quarter of 2023 includes $0.6 billion related to the unfavorable change in the fair value of the Kenvue securities and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.
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
Earnings before provision for taxes by segment

Income before tax by segment of business for the fiscal nine months were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Innovative Medicine	$14,910	$14,008	$42,632	$41,037	35.0%	34.1%
MedTech	3,668	4,265	23,669	22,727	15.5	18.8
Segment earnings before tax	18,578	18,273	66,301	63,764	28.0	28.7
Less: Expenses not allocated to segments(1)	5,778	8,037
Worldwide income before tax	$12,800	$10,236	$66,301	$63,764	19.3%	16.1%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal nine months of 2024 and 2023 include charges for talc matters of approximately $5.1 billion and $7.0 billion, respectively. The fiscal nine months of 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock. The fiscal nine months of 2023 includes the unfavorable change in the fair value of the retained stake in Kenvue of approximately $0.6 billion.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal nine months of 2024 was 35.0% versus 34.1% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal nine months of 2024 as compared to the prior year was primarily driven by the following:
•One-time COVID-19 Vaccine related exit costs of $0.1 billion in 2024 versus $0.7 billion in 2023
•Restructuring related charge of $0.1 billion in 2024 versus $0.4 billion in 2023

•Unfavorable changes in the fair value of securities of $0.5 billion in 2023
•Favorable patient mix in Cost of products sold
•Monetization of royalty rights of $0.3 billion in 2024
partially offset by
•Expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody
•Litigation expense of $0.4 billion in 2024, primarily related to Risperdal Gynecomastia, versus favorable litigation related items of $0.1 billion in 2023

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal nine months of 2024 was 15.5% versus 18.8% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal nine months of 2024 was primarily driven by the following:
•Acquisition and integration related costs of $0.9 billion in 2024 (primarily related to the Shockwave acquisition) versus $0.1 billion in 2023 related to Abiomed
•Intangible asset amortization of $1.3 billion in 2024 versus $1.1 billion in 2023
•Timing of brand marketing investment
partially offset by
•A gain of $0.2 billion related to the Acclarent divestiture in 2024
•Restructuring related charge of $0.1 billion in 2024 versus $0.2 billion in 2023
•An IPR&D charge in 2023 of approximately $0.1 billion related to the Pulsar Vascular acquisition in the fiscal year 2016

Income (loss) before tax by segment of business for the fiscal third quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Innovative Medicine	$4,482	$4,794	$14,580	$13,893	30.7%	34.5%
MedTech	1,059	1,185	7,891	7,458	13.4	15.9
Segment earnings before tax	5,541	5,979	22,471	21,351	24.7	28.0
Less: Expenses not allocated to segments(1)	2,203	762
Worldwide income (loss) before tax	$3,338	$5,217	$22,471	$21,351	14.9%	24.4%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal third quarter of 2024 includes charges for talc matters of $2.0 billion. The fiscal third quarter of 2023 includes the unfavorable change in the fair value in the retained stake in Kenvue of approximately $0.6 billion.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal third quarter of 2024 was 30.7% versus 34.5% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2024 as compared to the prior year was primarily driven by the following:
•Payment of $1.25 billion to secure the global rights to the NM26 bispecific antibody
•Litigation expense of $0.4 billion in 2024 primarily related to Risperdal Gynecomastia
•Unfavorable currency in Cost of products sold
partially offset by
•An In-process research and development impairment of $0.2 billion in 2023 related to the M710 (biosimilar) asset acquired with Momenta in 2020
•Restructuring expense of $0.1 billion in 2023
•Unfavorable changes in the fair value of securities of $0.4 billion in 2023
•Monetization of royalty rights of $0.3 billion in 2024

Form 10-Q	53

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal third quarter of 2024 was 13.4% versus 15.9% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal third quarter of 2024 as compared to the prior year was primarily driven by the following:
•Acquisition and integration related costs of $0.3 billion in 2024 (primarily related to the Shockwave acquisition)
•Intangible asset amortization of $0.5 billion in 2024 versus $0.4 billion in 2023 partially offset by
•Restructuring related charge of $0.2 billion in 2023
Restructuring
In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expense was immaterial in the fiscal third quarter of 2024 and $0.1 billion of expense in the fiscal nine months of 2024, and included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. The pre-tax restructuring charge of approximately $0.1 billion and $0.4 billion in the fiscal third quarter and fiscal nine months of 2023, respectively, included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced.
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was immaterial in the fiscal third quarter of 2024 and $0.1 billion in the fiscal nine months of 2024, and primarily included costs related to market and product exits. The pre-tax restructuring expense of $0.2 billion in the fiscal third quarter and fiscal nine months of 2023, of which $9 million was recorded in Restructuring and $226 million was recorded in Cost of products sold on the Consolidated Statement of Earnings. Total project costs of approximately $0.4 billion have been recorded since the restructuring was announced.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal nine months was 16.9% in 2024 and 10.2% in 2023.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. As of December 31, 2023, several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. The Company is estimating that as a result of this legislation the 2024 effective tax rate will increase by approximately 1.0% to 1.5% compared to fiscal 2023. Further legislation, guidance and regulations that may be issued in the future, as well as other business events, may impact this estimate.
For further details related to the 2024 provision for taxes refer to Note 5 to the Consolidated Financial Statements.

Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders
Cash flows
Cash and cash equivalents were $20.0 billion at the end of the fiscal third quarter of 2024 as compared with $21.9 billion at the end of fiscal year 2023. The primary sources and uses of cash that contributed to the $1.9 billion decrease were:

(Dollars In Billions)
21.9	Q4 2023 Cash and cash equivalents balance
17.3	net cash generated from operating activities
(17.3)	net cash used by investing activities
(1.8)	net cash used by financing activities
(0.1)	effect of exchange rate changes on cash and cash equivalents
$20.0	Q3 2024 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal third quarter of 2024 and $1.1 billion at the end of fiscal year 2023.
Cash flow from operations of $17.3 billion was the result of:

(Dollars In Billions)
$10.6	Net earnings
5.6	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, charge for in-process research and development assets and asset write-downs partially offset by the net gain on sale of assets/businesses and the deferred tax provision
(2.3)	an increase in accounts receivable and inventories
2.7	an increase in accounts payable and accrued liabilities
0.9	a decrease in other current and non-current assets
(0.3)	a decrease in other current and non-current liabilities
0.1	Other and rounding
$17.3	Net cash flows from operations

Form 10-Q	55

Cash flow used by investing activities of $17.3 billion was primarily from:

(Dollars In Billions)
$(2.8)	additions to property, plant and equipment
0.6	proceeds from the disposal of assets/businesses, net
(15.1)	acquisitions, net of cash acquired
(1.3)	purchases of in-process research and development assets
0.7	net sales of investments
0.7	credit support agreements activity, net
(0.1)	Other (primarily capitalized licenses and milestones)
$(17.3)	Net cash used by investing activities
Cash flow used by financing activities of $1.8 billion was primarily from:

(Dollars In Billions)
$(8.8)	dividends to shareholders
(2.2)	repurchase of common stock
9.5	net proceeds from short and long term debt
0.7	proceeds from stock options exercised/employee withholding tax on stock awards, net
(1.0)	Settlement of convertible debt acquired from Shockwave
$(1.8)	Net cash used by financing activities
The Company has access to substantial sources of funds at numerous banks worldwide and has the ability to issue up to $20 billion in Commercial Paper. Furthermore, in June 2024, the Company secured a new 364-day Credit Facility of $10 billion (expiration on June 25, 2025) which may be used for general corporate purposes including to support our commercial paper borrowings. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
As of September 29, 2024, the Company had cash, cash equivalents and marketable securities of approximately $20.3 billion and had approximately $35.8 billion of notes payable and long-term debt for a net debt position of $15.5 billion as compared to the prior year fiscal third quarter net debt position of $6.4 billion. In the fiscal second quarter of 2024, the Company issued senior unsecured notes for a total of $6.7 billion. For additional details on borrowings, see Note 4 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024, and for general corporate purposes. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance to be paid on the agreement to settle opioid litigation for approximately $1.7 billion and the approximately $12.0 billion ($13.9 billion nominal) reserve remaining for talc matters (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
In the fiscal nine months of 2024, the Company paid approximately $3.5 billion to the U.S. Treasury including $2.0 billion related to the current installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023), $1.3 billion primarily related to the normal estimated payments for the first nine months of fiscal 2024 and $0.2 billion in payments for certain items under examination for the 2017 through 2020 U.S. IRS audit. Additionally, the Company has paid $1.7 billion in income related taxes net of refunds to foreign jurisdictions in the first nine months of fiscal 2024.
Dividends
On July 17, 2024, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on September 10, 2024, to shareholders of record as of August 27, 2024.
On October 15, 2024, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on December 10, 2024, to shareholders of record as of November 26, 2024. The Company expects to continue the practice of paying regular quarterly cash dividends.

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
Russia-Ukraine war
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal third quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal nine months ending September 29, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of both Company’s consolidated assets and revenues. The Company does not maintain Ukraine subsidiaries subsequent to the Kenvue separation.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal third quarter of 2024, including accounts receivable or inventory reserves, was not material. As of the fiscal nine months ending September 29, 2024, and the fiscal year ending December 31, 2023, the business of the Company’s Israel subsidiaries represented approximately 1% of the Company’s consolidated assets and represented less than 1% of revenues.
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

Form 10-Q	57

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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2024. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal third quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 28, 2024	616,933	154.43	—	—
July 29, 2024 through August 25, 2024	1,388,645	160.71	—	—
August 26, 2024 through September 29, 2024	1,328,274	166.10	—	—
Total	3,333,852	161.69	—	—
(1)During the fiscal third quarter of 2024, the Company repurchased an aggregate of 3,333,852 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Form 10-Q	59

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal third quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: October 23, 2024

Date: October 23, 2024

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	61