Form 10-K
period 2024-12-29
JOHNSON & JOHNSON
filed 2025-02-13
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑     No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $352 billion.
On February 6, 2025, there were 2,407,616,693 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the registrant’s proxy statement for its 2025 annual meeting of shareholders to be filed within 120 days after the close of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference to this report on Form 10-K (this “Report”).

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
•Challenges to the Company’s ability to secure and maintain adequate patent and other intellectual property rights for new and existing products and technologies in the United States and other important markets;
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
•Changes in domestic and international tax laws and regulations, increasing audit scrutiny by tax authorities around the world may cause exposures to additional tax liabilities potentially in excess of existing reserves; and
•The issuance of new or revised accounting standards by the Financial Accounting Standards Board and regulations by the Securities and Exchange Commission.
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
•The potential that the expected strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company, including the divestment of Kenvue Inc., may not be realized or may take longer to realize than expected; and
•The potential that the expected benefits and opportunities related to past and ongoing restructuring actions may not be realized or may take longer to realize than expected.
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
•Potential changes in export/import and trade laws, regulations and policies of the United States and other countries, including any increased trade restrictions or tariffs and potential drug reimportation legislation, and the impact of such changes on raw material prices, supply chains market volatility and the pace of product development;
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

Part I
Item 1. Business
General
Johnson & Johnson and its subsidiaries (the Company) have approximately 138,100 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. Johnson & Johnson is a holding company, with operating companies conducting business in virtually all countries of the world. The Company’s primary focus is products related to human health and well-being. Johnson & Johnson was incorporated in the State of New Jersey in 1887.
The Chief Operating Decision Maker (CODM) is the Company's Chief Executive Officer (Principal Executive Officer). The Executive Committee is Johnson & Johnson’s senior leadership team responsible for setting the strategy and priorities of the Company and driving accountability at all levels. Within the strategic parameters provided by the Executive Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans and the day-to-day operations of those companies.
Segments of business
The Company is organized into two business segments: Innovative Medicine and MedTech. Additional information required by this item is incorporated herein by reference to the narrative and tabular descriptions of segments and operating results under: Item 7. Management’s discussion and analysis of results of operations and financial condition of this Report; and Note 17 Segments of business and geographic areas of the notes to consolidated financial statements included in Item 8 of this Report.
Innovative Medicine
The Innovative Medicine segment is focused on the following therapeutic areas: Immunology (e.g., rheumatoid arthritis, psoriatic arthritis, inflammatory bowel disease and psoriasis), Infectious Diseases (e.g., HIV/AIDS), Neuroscience (e.g., mood disorders, neurodegenerative disorders and schizophrenia), Oncology (e.g., prostate cancer, hematologic malignancies, lung cancer and bladder cancer), Cardiovascular and Metabolism (e.g., thrombosis, diabetes and macular degeneration) and Pulmonary Hypertension (e.g., Pulmonary Arterial Hypertension). Medicines in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. Key products in the Innovative Medicine segment include: REMICADE (infliximab), a treatment for a number of immune-mediated inflammatory diseases; SIMPONI (golimumab), a subcutaneous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis, active ankylosing spondylitis and moderately active to severely active ulcerative colitis; SIMPONI ARIA (golimumab), an intravenous treatment for adults with moderate to severe rheumatoid arthritis, active psoriatic arthritis and active ankylosing spondylitis and active polyarticular juvenile idiopathic arthritis (pJIA) in people 2 years of age and older; STELARA (ustekinumab), a treatment for adults and children with moderate to severe plaque psoriasis, for adults with active psoriatic arthritis, for adults with moderately to severely active Crohn's disease and treatment of moderately to severely active ulcerative colitis; TREMFYA (guselkumab), a treatment for adults with moderate to severe plaque psoriasis and active psoriatic arthritis and ulcerative colitis; EDURANT (rilpivirine), PREZISTA (darunavir) and PREZCOBIX/REZOLSTA (darunavir/cobicistat), antiretroviral medicines for the treatment of human immunodeficiency virus (HIV) in combination with other antiretroviral products and SYMTUZA (darunavir/cobicistat/emtricitabine/tenofovir alafenamide), a once-daily single tablet regimen for the treatment of HIV; CONCERTA (methylphenidate HCl) extended-release tablets CII, a treatment for attention deficit hyperactivity disorder; INVEGA SUSTENNA/XEPLION (paliperidone palmitate), for the treatment of schizophrenia and schizoaffective disorder in adults; INVEGA TRINZA/TREVICTA (paliperidone palmitate), for the treatment of schizophrenia in patients after they have been adequately treated with INVEGA SUSTENNA for at least four months; SPRAVATO (Esketamine), a nasal spray, used along with an oral antidepressant, to treat adults with treatment-resistant depression (TRD) and depressive symptoms in adults with major depressive disorder (MDD) with suicidal thoughts or actions; CARVYKTI (ciltacabtagene autoleucel), a chimeric antigen receptor (CAR)-T-cell therapy for the treatment of patients with relapsed/refractory multiple

2024 Annual Report	1

myeloma; ZYTIGA (abiraterone acetate), a treatment for patients with prostate cancer; ERLEADA (apalutamide), a next-generation androgen receptor inhibitor for the treatment of patients with prostate cancer; IMBRUVICA (ibrutinib), a treatment for certain B-cell malignancies, or blood cancers and chronic graft versus host disease; DARZALEX (daratumumab), a treatment for multiple myeloma; DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), a treatment for multiple myeloma and light chain (AL) Amyloidosis; TECVAYLI (teclistamab-cqyv), a ready-to-use bispecific antibody for adults with relapsed or refractory multiple myeloma who have received at least four prior lines of therapy; XARELTO (rivaroxaban), an oral anticoagulant for the prevention of deep vein thrombosis (DVT), which may lead to pulmonary embolism (PE) in patients undergoing hip or knee replacement surgery, to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation, and for the treatment and reduction of risk of recurrence of DVT and PE to reduce the risk of major cardiovascular events in patients with coronary artery disease (CAD) and peripheral artery disease (PAD), for the treatment and secondary prevention of thromboembolism in pediatric patients, and for thromboprophylaxis in pediatric patients following the Fontan procedure; OPSUMIT (macitentan) as monotherapy or in combination, indicated for the long-term treatment of pulmonary arterial hypertension (PAH); UPTRAVI (selexipag), the only approved oral and intravenous, selective IP receptor agonist targeting a prostacyclin pathway in PAH. Many of these medicines were developed in collaboration with strategic partners or are licensed from other companies and maintain active lifecycle development programs.
MedTech
The MedTech segment includes a broad portfolio of products used in the cardiovascular, orthopaedics, surgery, and vision categories. The Cardiovascular (previously referred to as Interventional solutions) portfolio includes electrophysiology products to treat heart rhythm disorders, the heart recovery portfolio (Abiomed) which includes technologies to treat severe coronary artery disease requiring high-risk PCI or AMI cardiogenic shock, circulatory restoration products (Shockwave) for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), and neurovascular care that treats hemorrhagic and ischemic stroke. The Orthopaedics portfolio includes products and enabling technologies that support hips, knees, trauma, spine, sports, and others. The Surgery portfolios include advanced and general surgery technologies, as well as solutions that focus on breast aesthetics and reconstruction (Mentor). Vision products include ACUVUE brand contact lenses and TECNIS intraocular lenses for cataract surgery. These products are distributed to wholesalers, hospitals, and retailers and are used predominantly in the professional fields by physicians, nurses, hospitals, eye care professionals, and clinics.
Geographic areas
The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being. The products made and sold in the international business include many of those described above under Segments of Business – Innovative Medicine and MedTech. However, the principal markets, products and methods of distribution in the international business vary with the country and the culture. The products sold in the international business include those developed in the U.S. and by subsidiaries abroad.
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
Sales of the Company’s largest product, collectively DARZALEX (daratumumab) and DARZALEX FASPRO (daratumumab and hyaluronidase-fihj), accounted for approximately 13.1% of the Company's total revenues for fiscal 2024. Accordingly, the patents related to these products are believed to be material to the Company. Genmab A/S owns two patent families related to DARZALEX, and Janssen Biotech, Inc. has an exclusive license to those patent families. The two patent families both expire in the United States in 2029, and in Europe, compound/use patent protection in select countries extends to 2031/2032. Janssen Biotech, Inc. owns a separate patent portfolio related to DARZALEX FASPRO.
Sales of the Company’s second largest product, STELARA (ustekinumab) accounted for approximately 11.7% of the Company's total revenues for fiscal 2024. According to patent settlement and license agreements, the Company expects continued launches of biosimilar versions of STELARA in Europe and the United States in 2025 which will impact the Company’s sales of STELARA.
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
Regulation
The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. The Company is subject to costly and complex U.S. and foreign laws and governmental regulations, and any adverse regulatory action may materially adversely affect the Company's financial condition and business operations. In the U.S., the pharmaceutical product and medical technology industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration (the U.S. FDA) continues to result in increases in the amounts of testing and documentation required for U.S. FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S.

2024 Annual Report	3

The medical device regulatory framework and the evolving privacy, data localization, and emerging cyber security laws and regulations around the world are examples of such increased regulation. Within the U.S., an increasing number of U.S. States have enacted comprehensive privacy laws, and federal regulators (e.g., the U.S. FDA, FTC and HHS) continue to stress the intersection of health and privacy as a compliance and enforcement priority. In the EU, multiple directives and laws (including NIS2, EHDS, the Data Act, the Cyber Resilience Act, and the AI Act) are rapidly changing privacy and cybersecurity compliance requirements while introducing new enforcement risks. In addition, China has introduced broad personal information protection and data security regulations, with more anticipated, thereby increasing China’s scrutiny of company compliance and data transfer practices. With other jurisdictions enacting similar privacy laws, local data protection authorities will force greater accountability on the collection, access and use of personal data in the healthcare industry. These laws can also restrict transfers of data across borders, potentially impacting how data-driven health care solutions are developed and deployed globally in a compliant manner. Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, a global trend towards more comprehensive and nuanced regulation to ensure the ethical use, privacy, and security of AI is underway that includes standards for transparency, accountability, and fairness, which will require compliance developments or enhancements.
The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls regardless of whether it has been required or directed to.
The U.S. FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our pharmaceutical products or medical technologies are ineffective or pose an unreasonable safety risk, the U.S. FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, withdraw approval for such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The U.S. FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future clearances, classifications or approvals, and could result in a substantial modification to our business practices and operations. Equivalent enforcement mechanisms exist in different countries in which we conduct business.
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
Our business has been and continues to be affected by federal and state legislation that alters the pricing, coverage, and reimbursement landscape. At the federal level, in August 2022, President Biden signed into law the Inflation Reduction Act (IRA), which includes provisions that effectively authorize the government to establish prices for certain high-spend single-source drugs and biologics reimbursed by the Medicare program, starting in 2026 for Medicare Part D drugs and 2028 for Medicare Part B drugs. On August 29, 2023, the Centers for Medicare & Medicaid Services (“CMS”) published the first “Selected Drug” list, which includes XARELTO and STELARA as well as IMBRUVICA, which is developed in collaboration and co-commercialized in the U.S. with Pharmacyclics LLC, an AbbVie company. The Selected Drug list also included other medicines targeting disease states that are prevalent in the Medicare population. Although CMS published an explanation for how it determined prices for selected drugs in December 2024, uncertainty remains as to the methodology used to determine these prices. The IRA specifies a ceiling price but not a minimum price for selected drugs and does not require CMS to use a specific framework for determining selected drug prices. In any event, we anticipate that the selected products will be subjected to a government-established price for the Medicare population beginning in 2026.

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
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the IRA's Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing and while CMS has publicly announced the maximum fair price for each of the selected drugs, implementation of the program is still in progress. In April 2024, Janssen appealed the district court’s denial of its summary judgment motion to the Third Circuit.
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

2024 Annual Report	5

Employees and human capital management
As of December 29, 2024 and December 31, 2023 the number of employees was approximately:

	2024	2023
Employees(1)	139,800	134,400
Full-time equivalent (FTE) positions(2)	138,100	131,900
(1)“Employee” is defined as an individual working full-time or part-time, excluding fixed term employees, interns and co-op employees. Employee data may not include full population from more recently acquired companies and individuals on long-term disability are excluded. Contingent workers, contractors and subcontractors are also excluded. Shockwave has been included in the fiscal 2024 headcount in the above table.
(2)FTE represents the total number of full-time equivalent positions and does not reflect the total number of individual employees as some work part-time.
Employees by region (in percentages)
Strategy
The Company believes that its employees are critical to its continued success and are an essential element of its long-term strategy. Management is responsible for ensuring that its policies and processes reflect and reinforce the Company's desired corporate culture, including policies and processes related to strategy, risk management, and ethics and compliance. The Company’s human capital management strategy is built on three fundamental focus areas:
•Attracting and recruiting top talent
•Developing and retaining top talent
•Empowering and inspiring talent
Underpinning these focus areas are ongoing efforts to cultivate and foster a culture built on innovation, health, well-being and safety, inclusion and belonging where the Company's employees are encouraged to succeed both professionally and personally while helping the Company achieve its business goals.
Culture and employee engagement
At Johnson & Johnson, employees are guided by Our Credo, which sets forth the Company's responsibilities to patients, consumers, customers, healthcare professionals, employees, communities and shareholders. Employees worldwide must adhere to the Company’s Code of Business Conduct, which sets fundamental requirements and serves as a foundation for the Company policies, procedures and guidelines, all of which provide additional guidance on expected employee behaviors in every market where it operates. The Company conducts global surveys that offer its employees the ability to provide feedback and valuable insight to help address potential human resources risks and identify opportunities to improve. In 2024, 94% of global employees across 73 countries participated in Our Credo Survey which was offered in 36 languages.

Growth and development
To lead in the changing healthcare landscape, it is crucial that the Company continue to attract and retain top talent. In 2024, the Company's voluntary turnover rate was 6.3%. The Company believes that its employees must be equipped with the right knowledge and skills and be provided with opportunities to grow and develop in their careers. Accordingly, professional development programs and educational resources are available to all employees. The Company's objective is to foster a learning culture that helps shape each person’s unique career path while creating a robust pipeline of talent to deliver on the Company’s long-term strategies. In furtherance of this objective, the Company deploys a global approach to ensure development is for everyone, regardless of where they are on their career journey. To prioritize learning, the Company recently held Johnson & Johnson's second Global Learning Day. Employees were encouraged to set aside a full day to explore skill-building courses on J&J Learn, the new state-of-the-art learning platform.
Our workforce
As stated in Our Credo, we are responsible to our employees who work with us throughout the world. The Company is committed to cultivating, fostering and advancing an inclusive, credo-based work environment for employees that recognizes and rewards based on merit. The Company is dedicated to the values in Our Credo and strives to meet the needs of its employees and stakeholders through compliance with law and the following evidence based strategies:
•Sustain a global workforce of individuals with many different backgrounds, abilities, cultures and perspectives
•Maintain a work environment where each person’s dignity is respected and they have an opportunity to advance based on their merit
•Drive innovation and growth with our business to serve markets around the world
Our approach with respect to our workforce is guided by applicable laws, internal and external insights, global best practices and employee feedback.
Compensation and benefits
As part of the Company's total rewards philosophy, the Company offers competitive compensation and benefits to attract and retain top talent. The Company is committed to fair treatment in its compensation and benefits for employees at all levels. The Company observes legal minimum wage provisions and exceeds them where possible. The Company's total rewards offerings include an array of programs to support its employees' well-being, including annual performance incentive opportunities, pension and retirement savings programs, health and welfare benefits, paid time off, leave programs, flexible work schedules and employee assistance programs.
Health, wellness and safety
The Company’s investment in employee health, well-being and safety is built on its conviction that advancing health for humanity starts with advancing the health of its employees. With the right awareness, focus, practices and tools, the Company works to ensure that all its employees around the world, as well as contingent workers, contractors and visitors to the Company's sites, can work safely. The Company has continuously expanded health and well-being programs throughout the Company and across the globe, incorporating new thinking and technologies to keep its offerings best-in-class and to help employees achieve their personal health goals. The programs and practices the Company provides—physical, mental, emotional and financial—help promote holistic employee health. The Company continues to address our employees needs through J&J Flex, a hybrid model that empowers the Company’s office-based employees to find a balance of in-person and remote work, while preserving the Company's culture and need for face-to-face engagement and leadership.

2024 Annual Report	7

Available information
The Company’s main corporate website address is www.jnj.com. The Company makes its SEC filings available on the Company’s website at www.investor.jnj.com/financials/sec-filings, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The Company's SEC filings are also available at the SEC’s website at www.sec.gov.
Investors and the public should note that the Company also announces information through its press releases and media statements at www.jnj.com/mediacenter, investor.jnj.com and www.factsabouttalc.com. We use these websites to communicate with investors and the public about our products, litigation and other matters. It is possible that the information we post to these websites could be deemed to be material information. Therefore, we encourage investors and others interested in the Company to review the information posted to these websites in conjunction with www.jnj.com, the Company's SEC filings, press releases, public conference calls and webcasts.
In addition, the Restated Certificate of Incorporation, as amended, Amended and Restated By-Laws, the written charters of the Audit Committee, the Compensation & Benefits Committee, the Nominating & Corporate Governance Committee, the Regulatory Compliance & Sustainability Committee, and the Science & Technology Committee of the Board of Directors, and the Company’s Principles of Corporate Governance, Code of Business Conduct (for employees), Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers, and other corporate governance materials are available on the Company's website at www.investor.jnj.com/governance/corporate-governance-overview and will be provided without charge to any shareholder submitting a written request, as provided above. The information on www.jnj.com, investor.jnj.com and www.factsabouttalc.com is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

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
For the Company’s Innovative Medicine businesses, loss of patent exclusivity for a product often is followed by a substantial reduction in sales as competitors gain regulatory approval for generic, biosimilar and other competing products and enter the market. For the Company’s MedTech businesses, technological innovation, product quality, reputation and customer service are especially important to competitiveness. Development by other companies of new or improved products, processes and technologies could threaten to make the Company’s products or technologies less desirable, less economical or obsolete. The Company’s business and operations will be negatively impacted if we are unable to introduce new products or technological advances that are safe, more effective, more effectively marketed or otherwise outperform those of our competitors.
Interruptions and delays in manufacturing operations could adversely affect the Company’s business, sales and reputation.
The Company’s manufacturing of products requires the timely delivery of sufficient amounts of complex, high-quality components and materials. The Company’s subsidiaries operate 64 manufacturing facilities as well as sourcing from thousands of suppliers around the world. The Company has in the past, and may in the future, face unanticipated interruptions and delays in manufacturing through its internal or external supply chain. Manufacturing disruptions can occur for many reasons including regulatory action, production quality deviations or safety issues, labor disputes, labor shortages, site-specific incidents (such as fires), natural disasters such as hurricanes and other severe weather events, raw material shortages, lack of available inspectors, political unrest, terrorist attacks and epidemics or pandemics. Such delays and difficulties in manufacturing can result in product shortages, declines in sales and reputational impact as well as significant remediation and related costs associated with addressing the shortage.
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

2024 Annual Report	9

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
We are subject to risks associated with global health crises, epidemics, pandemics and other outbreaks (such incident(s), a health crisis or health crises). The spread of health crises have caused and may cause the Company to modify its business practices, and take further actions as may be required by government authorities or as the Company determines are in the best interests of our patients, customers, employees and business partners under such circumstances. Impacts to the Company have included and may include adverse impacts to results of operations and financial condition, including lower sales and reduced customer demand and usage of certain of our products. While the Company has robust business continuity plans in place across our global supply chain network designed to help mitigate the impact of health crises, these efforts may not completely prevent our business from being adversely affected in the event of a health crisis. Health crises could adversely impact the Company’s operations, including, among other things, our manufacturing operations, supply chain, third-party suppliers, sales and marketing, and clinical trial operations. Any of these factors could adversely affect the Company’s business, financial results, and global economic conditions generally.
Risks related to government regulation and legal proceedings
Global sales in the Company’s Innovative Medicine and MedTech segments may be negatively impacted by healthcare reforms and increasing pricing pressures.
Sales of the Company’s Innovative Medicine and MedTech products are significantly affected by reimbursements by third-party payors such as government healthcare programs, private insurance plans and managed care organizations. As part of various efforts to contain healthcare costs, these payors are putting downward pressure on prices at which products will be reimbursed. In the U.S., increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, in part due to continued consolidation among healthcare providers, could result in further pricing pressures. In addition, recent legislation and ongoing political scrutiny on pricing, coverage and reimbursement could result in additional pricing pressures. Specifically, the Inflation Reduction Act of 2022 (IRA) has changed Medicare Part D benefit design and has subjected certain of the Company's products to government-established pricing beginning in 2026 and may subject additional products in the future. Failure to adhere to the government's interpretations of the law pending ongoing litigation may expose the Company to penalties. In addition, change to Medicare Part D could have a negative impact on U.S. Innovative Medicine sales. Further, increased third-party utilization of the 340B Federal Drug Discount Program from expanded interpretations of the statute and program abuse may have a negative impact on the Company's financial performance. Outside the U.S., numerous major markets, including the EU, United Kingdom, Japan and China, have pervasive government involvement in funding healthcare and, in that regard, directly or indirectly impose price controls, limit access to, or reimbursement for, the Company’s products, or reduce the value of its intellectual property protection.

We are subject to an increasing number of costly and complex governmental regulations in the countries in which operations are conducted which may materially adversely affect the Company’s financial condition and business operations.
As described in Item 1. Business, the Company is subject to an increasing number of extensive government laws and regulations, investigations and legal action by national, state and local government agencies in the U.S. and other countries in which it operates. For example, changes to the U.S. FDA’s timing or requirements for approval or clearance of our products may have a negative impact on our ability to bring new products to market. New and changing laws, regulations, executive orders and other directives may also impose deadlines on the Company, or its third-party suppliers, manufacturers or other partners and providers, for which there may be insufficient time to implement changes to comply with such new regulations and may result in manufacturing delays or other supply chain constraints. If the Company is unable to identify ways to mitigate these delays or constraints, there may be an adverse effect on sales and access to our products.
The Company is subject to significant legal proceedings that can result in significant expenses, fines and reputational damage.
In the ordinary course of business, Johnson & Johnson and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as product liability, patent disputes and claims that their product sales, marketing and pricing practices violate various antitrust, unfair trade practices and/or consumer protection laws. The Company’s more significant legal proceedings are described in Note 19 Legal proceedings under Notes to the Consolidated Financial Statements included in Item 8 of this Report. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include thousands of plaintiffs, may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, the Company is a defendant in numerous lawsuits arising out of the use of body powders containing talc, primarily JOHNSON’S Baby Powder. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company has been and could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of accruals, including matters where the Company could be held jointly and severally liable among other defendants. The resolution of, or increase in accruals for, one or more of these matters in any reporting period could have a material adverse effect on the Company’s results of operations and cash flows for that period. The Company does not purchase third-party product liability insurance; however, the Company utilizes a wholly owned captive insurance company subject to certain limits.
Product reliability, safety and effectiveness concerns can have significant negative impacts on sales and results of operations, lead to litigation and cause reputational damage.
Product concerns, whether raised internally or by litigants, regulators or consumer advocates, and whether or not based on scientific evidence, can result in safety alerts, product recalls, governmental investigations, regulatory action on the part of the U.S. FDA (or its counterpart in other countries), private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in the Company’s products. Product recalls have in the past, and could in the future, prompt government investigations and inspections, the shutdown of manufacturing facilities, continued product shortages and related sales declines, significant remediation costs, reputational damage, possible civil penalties and criminal prosecution.
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

2024 Annual Report	11

Changes in tax laws or exposures to additional tax liabilities could negatively impact the Company’s operating results.
Changes in tax laws or regulations around the world, including in the U.S. and as led by the Organization for Economic Cooperation and Development, such as the enactment by certain EU and non-EU countries, and the anticipated enactment by additional countries, of a global minimum tax, could negatively impact the Company’s effective tax rate and results of operations. A change in statutory tax rate or certain international tax provisions in any country would result in the revaluation of the Company’s deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. This change would result in an expense or benefit recorded to the Company’s Consolidated Statement of Earnings. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted.
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
The Company owns or licenses a significant number of patents and other proprietary rights relating to its products and manufacturing processes. These rights are essential to the Company’s businesses and the inability of the Company to secure and maintain these rights may have a detrimental impact on the Company’s financial results. Public policy, both within and outside the U.S., has become increasingly unfavorable toward intellectual property rights. The Company cannot be certain that it will secure and maintain adequate patent protection for new products and technologies in the United States and other important markets.
Competitors routinely challenge the validity or extent of the Company’s owned or licensed patents and proprietary rights through litigation, interferences, oppositions and other proceedings, such as inter partes review (IPR) proceedings before the United States Patent & Trademark Office (USPTO). These proceedings absorb resources and can be protracted as well as unpredictable. In addition, others may claim the Company has infringed their intellectual property rights, including copyrights, patents, or trademarks, and/or has misappropriated their trade secrets, any of which could result in an injunction and/or the need to pay past damages and future royalties and adversely affect the competitive position and sales of our products.
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
The Company’s continued growth and success depends on its ability to innovate and develop new and differentiated products and services that address the evolving healthcare needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when the Company’s existing products lose market share due to various factors such as competition and loss of patent exclusivity. New products introduced within the past five years accounted for approximately 25% of 2024 sales. The Company cannot be certain when or whether it will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.
The Company pursues product development through internal research and development as well as through collaborations, acquisitions, joint ventures and licensing or other arrangements with third parties. In all of these contexts, developing new products, particularly pharmaceutical and biotechnology products and medical devices, requires significant investment of resources over many years. Only a very few biopharmaceutical research and development programs result in commercially viable products. The process depends on many factors including the ability to: discern patients’ and healthcare providers’ future needs; develop promising new compounds, strategies and technologies; achieve successful clinical trial results; secure effective intellectual property protection; obtain regulatory approvals on a timely basis; and, if and when they reach the market, successfully differentiate the Company’s products from competing products and approaches to treatment. Moreover, the development and regulatory approval of new products may be delayed due to limits on federal agency budgets or personnel, including reductions to the U.S. FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods. After approval, new products or enhancements to existing products may not be accepted quickly or significantly in the marketplace due to product and price competition, changes in customer preferences or healthcare purchasing patterns, resistance by healthcare providers or uncertainty over third-party reimbursement. Even following initial regulatory approval, the success of a product can be adversely impacted by safety and efficacy findings in larger real-world patient populations, as well as market entry of competitive products.
The Company leverages the use of data science, machine learning and other forms of AI and emerging technologies across varying parts of its business and operations, and the introduction and incorporation of AI may result in unintended consequences or other new or expanded risks and liabilities. AI technology is continuously evolving, and the AI technologies we develop and adopt may become obsolete earlier than planned. Our investments in these technologies may not result in the benefits we anticipate or enable us to obtain or maintain a competitive advantage. The application of AI in our business is emerging and evolving alongside new laws and regulations that may entail significant costs or ultimately limit our ability to continue the use of these technologies. These technologies also carry inherent risks related to data privacy and security further described below.
Risks related to financial and economic market conditions
The Company faces a variety of financial, economic, legal, social and political risks associated with conducting business internationally.
The Company’s extensive operations and business activity throughout the world are accompanied by certain financial, economic, legal, social and political risks, including those listed below.
Foreign currency exchange: In fiscal 2024, approximately 43% of the Company’s sales occurred outside of the U.S., with approximately 23% in Europe, 5% in the Western Hemisphere, excluding the U.S., and 15% in the Asia-Pacific and Africa region. Changes in non-U.S. currencies relative to the U.S. dollar impact the Company’s revenues and expenses. While the Company uses financial instruments to mitigate the impact of fluctuations in currency exchange rates on its cash flows, unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of the Company’s non-U.S. business activity are translated into U.S. dollars.
Inflation and currency devaluation risks: The Company faces challenges in maintaining profitability of operations in economies experiencing high inflation rates. Specifically, the Company has accounted for operations in Argentina, Turkey, Venezuela and Egypt (beginning in the fiscal fourth quarter of 2024) as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. While the Company strives to maintain profit margins in these areas through cost reduction programs, productivity improvements and periodic price increases, it might experience operating losses as a result of continued inflation.

2024 Annual Report	13

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
As described above, the Company has extensive operations and business activity throughout the world. Global tensions, conflict and/or war among any of the countries in which we conduct business or distribute our products may result in foreign currency volatility, decreased demand for our products in affected countries, and challenges to our global supply chain related to increased costs of materials and other inputs for our products and suppliers. Most recently, we have experienced, and expect to continue to experience, impacts to the Company's business resulting from the Russia-Ukraine war, rising conflict in the Middle East as well as increasing tensions between the U.S. and China. In response to heightened conflict, such as the Russia-Ukraine war, governments may impose export controls and broad financial and economic sanctions. Our business and operations may be further impacted by the imposition of tariffs, trade protection measures or other policies adopted by any country that favor domestic companies and technologies over foreign competitors. Additional sanctions or other measures may be imposed by the global community, including but not limited to limitations on our ability to file, prosecute and maintain patents, trademarks and other intellectual property rights. Furthermore, in some countries, such as in Russia, action may be taken that allows companies and individuals to exploit inventions owned by patent holders from the United States and many other countries without consent or compensation and we may not be able to prevent third parties from practicing the Company's inventions in Russia or from selling or importing products in and into Russia. In addition, the U.S. government recently announced tariffs on products manufactured in several jurisdictions, including China, Mexico and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. While certain of the announced tariffs have been delayed, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. Any of these actions could increase uncertainties and associated risks relating to the Company’s global operations.
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
Other risks
Our business depends on our ability to recruit and retain talented and highly skilled employees.
Our continued growth requires us to recruit and retain talented employees representing many different backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive and our ability to compete depends on our ability to hire, develop and motivate highly skilled personnel in all areas of our organization. Maintaining our brand and reputation, as well as a credo-based work environment enables us to attract top talent. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. In addition, effective succession planning is important to our long-term success. Any unsuccessful implementation of our succession plans or failure to ensure effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business, financial condition, or results of operations.
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
To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data (including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection) to ensure the continuity of the Company’s supply chain and operations, and as part of many of the products we deliver to customers. The extensive range of information security and cybersecurity threats, which affect companies globally, pose a persistent risk to the security and availability of these systems and networks, including to customer products that are connected to or rely on such systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company assesses these threats, responds to attacks and breaches that it has experienced, and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and

2024 Annual Report	15

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
As a result of increased global tensions, the Company expects there will continue to be, an increased risk of information security or cybersecurity incidents, including cyberattacks perpetrated by adversaries of countries where the Company maintains operations. Given the potential sophistication of these attacks, the Company may not be able to address the threat of information security or cybersecurity incidents proactively or implement adequate preventative measures and we may not be able to detect and address any such disruption or security breach promptly, or at all, which could adversely affect customers that use our products, our business, results of operations or financial condition. Moreover, these threats could also impact our third-party partners resulting in compromise of the Company's IT systems, networks and data which could negatively affect the Company.
A breach of privacy laws or unauthorized access, loss or misuse of personal data could have a negative impact on the Company’s business or reputation.
The Company is subject to privacy and data protection laws and regulations across the globe that impose broad compliance obligations on the collection, possession, use, storage, access, disclosure, transfer, deletion and protection of personal data. Breach of the requirements of these laws and regulations could result in substantial fines, penalties, governmental actions, private right of actions, including class actions, and damage to our reputation and business. New privacy laws are expected globally, together with greater privacy enforcement by governmental authorities globally, particularly on data localization requirements and data transfers including international data flows. The Company has established privacy compliance programs and controls with which our businesses worldwide are required to comply. However, with many technology and data-driven initiatives evolving across the Company, involving multiple vendors and third parties, there are threats that could impact our business operations and research activities, including potential risks of unauthorized access and loss of personal data as well as legislative actions imposing limitations and controls on the use and sharing of personal data as well as on cross border data flows.

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
Governance - management’s responsibility
The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity controls designed to address cybersecurity threats and risks. The Chief Information Officer (CIO), who is a member of the Company’s Executive Committee, and the Chief Information Security Officer (CISO) are responsible for assessing and managing cybersecurity risks, including security incident detection, response, and recovery.
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
RCSC meetings include discussions of specific risk areas throughout the year including, among others, those relating to cybersecurity. The CISO provides quarterly updates each year to RCSC on cybersecurity matters. These reports include an overview of the cybersecurity threat landscape, key cybersecurity initiatives to improve the Company’s risk posture, changes in the legal and regulatory landscape relative to cybersecurity, and overviews of certain cybersecurity incidents that have occurred within the Company and within the industry.

2024 Annual Report	17

Item 2. Properties
The Company's subsidiaries operate 64 manufacturing facilities occupying approximately 9.6 million square feet of floor space. The manufacturing facilities are used by the industry segments of the Company’s business approximately as follows:

Segment	Square Feet (in thousands)
Innovative Medicine	4,696
MedTech	4,911
Worldwide Total	9,607
Within the U.S., four facilities are used by the Innovative Medicine segment and 19 by the MedTech segment. Outside of the U.S., 14 facilities are used by the Innovative Medicine segment and 27 by the MedTech segment.
The locations of the manufacturing facilities by major geographic areas of the world are as follows:

Geographic Area	Number of Facilities	Square Feet (in thousands)
United States	23	2,892
Europe	21	4,521
Western Hemisphere, excluding U.S.	7	898
Africa, Asia and Pacific	13	1,296
Worldwide Total	64	9,607
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

Vanessa Broadhurst, 56
Member, Executive Committee; Executive Vice President, Global Corporate Affairs
Ms. V. Broadhurst was named Executive Vice President, Global Corporate Affairs and appointed to the Executive Committee in 2022. Ms. Broadhurst rejoined the Company in 2017 and was appointed Company Group Chairman, Global Commercial Strategy Organization in 2018. From 2013 to 2017, she held General Manager roles at Amgen in Inflammation & Cardiovascular, and Cardiovascular & Bone. Prior to her roles at Amgen, she served in various leadership roles at the Company from 2005-2013.

Joaquin Duato, 62
Chairman of the Board; Chief Executive Officer
Mr. J. Duato became Chairman of the Board of Directors in 2023 subsequent to his appointments as Chief Executive Officer and Director in 2022. Mr. Duato was appointed to the Executive Committee in 2016 when he was named Executive Vice President, Worldwide Chairman, Pharmaceuticals and subsequently served as Vice Chairman of the Executive Committee. Mr. Duato first joined the Company in 1989 with Janssen-Farmaceutica S.A. (Spain), a subsidiary of the Company, and held executive positions of increasing responsibility in all business sectors and across multiple geographies and functions.

Elizabeth Forminard, 54
Member, Executive Committee; Executive Vice President, Chief Legal Officer
Ms. E. Forminard was appointed Executive Vice President, Chief Legal Officer and a member of the Executive Committee in 2022. Ms. Forminard joined the Company in 2006, serving in roles of increasing responsibility including General Counsel Medical Devices & Diagnostics, General Counsel Consumer Group & Supply Chain, Worldwide Vice President Corporate Governance, and in her immediate past role as General Counsel Pharmaceuticals.

Kristen Mulholland, 58
Member, Executive Committee; Executive Vice President, Chief Human Resources Officer
Ms. K. Mulholland was appointed Executive Vice President, Chief Human Resources Officer and appointed to the Executive Committee in 2024. She joined the company in 2005 and has held HR leadership positions across the full breadth of the company including MedTech, Innovative Medicines, our Corporate Functions and Corporate HR Services including Performance and Development and most recently, Global Total Rewards.

John C. Reed, M.D., Ph.D., 66
Member, Executive Committee; Executive Vice President, Innovative Medicine, R&D
Dr. J. C. Reed joined the Company in 2023 as Executive Vice President, Innovative Medicine, R&D and a member of the Executive Committee. Prior to joining the Company, Dr. Reed held executive leadership positions at Sanofi (2018-2022) and Roche (2013-2018), serving on their respective executive committees. He also served as CEO of Sanford-Burnham Medical Research Institute (now Sanford Burnham Prebys) where he established multiple therapeutic area-aligned research centers and platform technology centers.

2024 Annual Report	19

Tim Schmid, 55
Member, Executive Committee; Executive Vice President, Worldwide Chairman, MedTech
Mr. T. Schmid was appointed Executive Vice President, Worldwide Chairman, MedTech and a member of the Executive Committee in 2023. He joined the Company in 1993 and has served in leadership positions throughout Johnson & Johnson MedTech, including Chief Strategic Customer Officer and President of Ethicon, and most recently served as Company Group Chairman MedTech Asia Pacific from 2018-2023.

James Swanson, 59
Member, Executive Committee; Executive Vice President, Chief Information Officer
Mr. J. Swanson was appointed Executive Vice President, Chief Information Officer and a member of the Executive Committee in 2022. He rejoined the Company in 2019 as Chief Information Officer of Johnson & Johnson from Bayer Crop Science, where he served as a member of the Executive Leadership Team and as Chief Information Officer and Head of Digital Transformation. From 1996 to 2005, Mr. Swanson held positions of increasing responsibility at the Company, including Project Manager, Director IT, Sr. Director IT and Vice President, Chief Information Officer.

Jennifer L. Taubert, 61
Member, Executive Committee; Executive Vice President, Worldwide Chairman, Innovative Medicine
Ms. J. L. Taubert was appointed Executive Vice President, Worldwide Chairman, Innovative Medicine (formerly Pharmaceuticals) and a member of the Executive Committee in 2018. She joined the Company in 2005 as Worldwide Vice President and held several executive positions of increasing responsibility in the Pharmaceuticals sector, including Company Group Chairman, North America, and Company Group Chairman, The Americas from 2012-2018.

Kathryn E. Wengel, 59
Member, Executive Committee; Executive Vice President, Chief Technical Operations & Risk Officer
Ms. K. E. Wengel was appointed Executive Vice President, Chief Technical Operations & Risk Officer in 2023, subsequent to her appointment to the Executive Committee in 2018 when she was named as Executive Vice President, Chief Global Supply Chain Officer. Ms. Wengel first joined the Company in 1988 as Project Engineer and Engineering Supervisor at Janssen, a subsidiary of the Company. During her tenure with the Company, she has held a variety of strategic leadership and executive positions, including in roles within operations, quality, engineering, new products, information technology, and other technical and business functions.

Joseph J. Wolk, 58
Member, Executive Committee; Executive Vice President, Chief Financial Officer
Mr. J. J. Wolk was appointed Executive Vice President, Chief Financial Officer and a member of the Executive Committee in 2018. He first joined the Company in 1998 as Finance Manager, Business Development for Ortho-McNeil, a subsidiary of the Company. During his tenure at the Company, he has held a variety of senior leadership roles in several segments and functions across the Company's subsidiaries, including Vice President, Finance and Chief Financial Officer of the Janssen Pharmaceutical Companies, and Vice President, Investor Relations.

Part II
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
As of February 6, 2025, there were 114,147 record holders of common stock of the Company. Additional information called for by this item is incorporated herein by reference to the following sections of this Report: Note 16 “Common Stock, Stock Option Plans and Stock Compensation Agreements” of the Notes to Consolidated Financial Statements included in Item 8; and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”
Issuer purchases of equity securities
The following table provides information with respect to common stock purchases by the Company during the fiscal fourth quarter of 2024. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company’s compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal fourth quarter.

Fiscal Period	Total Number of Shares Purchased(1)	Avg. Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2024 through October 27, 2024	621,412	$163.13	—	—
October 28, 2024 through November 24, 2024	831,866	$158.98	—	—
November 25, 2024 through December 29, 2024	150,000	$152.96	—	—
Total	1,603,278		—
(1)During the fiscal fourth quarter of 2024, the Company repurchased an aggregate of 1,603,278 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.
Item 6. Reserved

2024 Annual Report	21

Item 7. Management’s discussion and analysis of results of operations and financial condition
Organization and business segments
Description of the company and business segments
Johnson & Johnson and its subsidiaries (the Company) have approximately 138,100 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world with the primary focus on products related to human health and well-being.
The Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas: Immunology, Infectious Diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolism. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Cardiovascular (previously referred to as Interventional Solutions) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
The Chief Operating Decision Maker (CODM) is the Company's Chief Executive Officer (Principal Executive Officer).The Executive Committee is Johnson & Johnson’s senior leadership team responsible for setting the strategy and priorities of the Company and driving accountability at all levels. Within the strategic parameters provided by the Executive Committee, senior management groups at U.S. and international operating companies are each responsible for their own strategic plans and the day-to-day operations of those companies.
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
Management’s objectives
With Our Credo as the foundation, the Company  believes health is everything. The Company's strength in healthcare innovation empowers us to build a world where complex diseases are prevented, treated, and cured, where treatments are smarter and less invasive, and solutions are personal. Through the Company's expertise in Innovative Medicine and MedTech, the Company is uniquely positioned to innovate across the full spectrum of healthcare solutions today to deliver the breakthroughs of tomorrow, and profoundly impact health for humanity.
New products introduced within the past five years accounted for approximately 25% of 2024 sales. In 2024, $17.2 billion was invested in research and development reflecting management’s commitment to create life-enhancing innovations and to create value through partnerships that will profoundly impact of health for humanity.
Our approximately 138,100 employees are critical drivers of the Company’s success. Employees are empowered and inspired to lead with Our Credo and purpose as guides. This allows every employee to use the Company’s reach and size to advance the Company’s purpose, and to also lead with agility and urgency. Leveraging the extensive resources across the enterprise enables the Company to innovate and execute with excellence. This ensures the Company can remain focused on addressing the unmet needs of society every day and invest for an enduring impact, ultimately delivering value to its patients, consumers and healthcare professionals, employees, communities and shareholders.

Research &
development
Acquisitions*
(net of cash acquired)
Dividends paid
per share
*    Includes business combinations and asset acquisitions
Results of operations
Analysis of consolidated sales
For discussion on results of operations and financial condition pertaining to the fiscal years 2023 and 2022 see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Item 7. Management's discussion and analysis of results of operations and financial condition. Prior periods disclosed herein were recast to reflect the continuing operations of the Company.
In 2024, worldwide sales increased 4.3% to $88.8 billion as compared to an increase of 6.5% in 2023. These sales changes consisted of the following:

Sales increase/(decrease) due to:	2024	2023
Volume	5.9%	6.8%
Price	0.0	0.6
Currency	(1.6)	(0.9)
Total	4.3%	6.5%
The net impact of acquisitions and divestitures on the worldwide sales growth was a positive impact of 0.5% in 2024 and a positive impact of 1.5% in 2023.
Sales by U.S. companies were $50.3 billion in 2024 and $46.4 billion in 2023. This represents increases of 8.3% in 2024 and 10.6% in 2023. In the fiscal 2024, acquisitions and divestitures had a net positive impact of 0.7% on the U.S. operational sales growth. Sales by international companies were $38.5 billion in 2024 and $38.7 billion in 2023. This represents a decrease of 0.5% in 2024 and an increase of 1.9% in 2023. In fiscal 2024, acquisitions and divestitures had a net positive impact of 0.2% on the international operational sales growth. In fiscal 2024, the impact of the Covid-19 Vaccine sales decline on the international operational sales was a negative 2.6%.
The five-year compound annual growth rates for worldwide, U.S. and international sales were 5.4%, 6.8% and 3.8%, respectively. The ten-year compound annual growth rates for worldwide, U.S. and international sales were 4.0%, 5.4% and 2.5%, respectively.

2024 Annual Report	23

In 2024, sales by companies in Europe experienced a decline of 1.0% as compared to the prior year, which included an operational decline of 0.6% and a negative currency impact of 0.4%. In fiscal 2024, the net impact of the Covid-19 Vaccine on the European regions change in operational sales was a negative 4.7%. Sales by companies in the Western Hemisphere, excluding the U.S., achieved growth of 3.6% as compared to the prior year, which included operational growth of 20.4%, and a negative currency impact of 16.8%. Sales by companies in the Asia-Pacific, Africa region experienced a decline of 1.2% as compared to the prior year, including operational growth of 2.3% offset by a negative currency impact of 3.5%.
In 2024, the Company utilized three wholesalers distributing products for both segments that represented approximately 20.5%, 15.6% and 12.3% of the total gross revenues. In 2023, the Company had three wholesalers distributing products for both segments that represented approximately 18.2%, 15.1% and 14.2% of the total gross revenues.
2024 Sales by geographic region (in billions)
2024 Sales by segment (in billions)
Note: values may have been rounded
Analysis of sales by business segments
Innovative Medicine segment
Innovative Medicine segment sales in 2024 were $57.0 billion, an increase of 4.0% from 2023, which included operational growth of 5.7% and a negative currency impact of 1.7%. U.S. sales were $34.0 billion, an increase of 9.0%. International sales were $23.0 billion, a decrease of 2.5%, which included operational growth of 1.3% offset by a negative currency impact of 3.8%. In 2024, acquisitions and divestitures had a net negative impact of 0.1% on the operational sales growth of the worldwide Innovative Medicine segment. In fiscal 2024, the net impact of the Covid-19 Vaccine on the total Innovative Medicine and International change in operational sales was a negative 1.8% and 4.2%, respectively.

Major Innovative Medicine therapeutic area sales:

(Dollars in Millions)	2024	2023	Total Change	Operations Change	Currency Change
Total Immunology	$17,828	$18,052	(1.2%)	0.4%	(1.6)%
REMICADE	1,605	1,839	(12.8)	(11.4)	(1.4)
SIMPONI/SIMPONI ARIA	2,190	2,197	(0.3)	4.5	(4.8)
STELARA	10,361	10,858	(4.6)	(3.4)	(1.2)
TREMFYA	3,670	3,147	16.6	18.1	(1.5)
Other Immunology	3	11	(74.1)	(74.1)	—
Total Infectious Diseases	3,396	4,418	(23.1)	(22.7)	(0.4)
COVID-19 VACCINE	198	1,117	(82.4)	(82.4)	0.0
EDURANT/rilpivirine	1,272	1,150	10.6	10.6	0.0
PREZISTA/PREZCOBIX/REZOLSTA/SYMTUZA	1,712	1,854	(7.7)	(7.1)	(0.6)
Other Infectious Diseases	214	297	(27.6)	(25.0)	(2.6)
Total Neuroscience	7,115	7,140	(0.4)	1.3	(1.7)
CONCERTA/methylphenidate	641	783	(18.1)	(15.1)	(3.0)
INVEGA SUSTENNA/XEPLION/INVEGA TRINZA/TREVICTA	4,222	4,115	2.6	3.4	(0.8)
SPRAVATO	1,077	689	56.4	56.8	(0.4)
Other Neuroscience	1,175	1,553	(24.3)	(20.7)	(3.6)
Total Oncology	20,781	17,661	17.7	19.8	(2.1)
CARVYKTI	963	500	92.7	92.7	0.0
DARZALEX	11,670	9,744	19.8	22.2	(2.4)
ERLEADA	2,999	2,387	25.6	27.3	(1.7)
IMBRUVICA	3,038	3,264	(6.9)	(5.2)	(1.7)
TECVAYLI	549	395	38.8	39.8	(1.0)
ZYTIGA /abiraterone acetate	631	887	(28.8)	(25.0)	(3.8)
Other Oncology	931	484	92.5	94.3	(1.8)
Total Pulmonary Hypertension	4,282	3,815	12.3	14.1	(1.8)
OPSUMIT	2,184	1,973	10.7	11.9	(1.2)
UPTRAVI	1,817	1,582	14.9	16.1	(1.2)
Other Pulmonary Hypertension	281	260	7.9	18.3	(10.4)
Total Cardiovascular / Metabolism / Other	3,562	3,671	(3.0)	(2.6)	(0.4)
XARELTO	2,373	2,365	0.3	0.3	—
Other	1,189	1,306	(8.9)	(7.8)	(1.1)
Total Innovative Medicine Sales	$56,964	54,759	4.0%	5.7%	(1.7)%

2024 Annual Report	25

Immunology products sales were $17.8 billion in 2024, representing a decrease of 1.2% as compared to the prior year. The decline of STELARA (ustekinumab) sales was driven by share loss primarily due to European biosimilar entrants. Lower sales of REMICADE (infliximab) was due to continued biosimilar competition. The growth of TREMFYA (guselkumab) was due to market growth and share gains.
Sales of STELARA in the United States were approximately $6.7 billion in fiscal 2024. Third parties have filed abbreviated Biologics License Applications with the FDA seeking approval to market biosimilar versions of STELARA. The Company has settled certain litigation under the Biosimilar Price Competition and Innovation Act of 2009. According to patent settlement and license agreements, the Company expects continued launches of biosimilar versions of STELARA in Europe and the United States in 2025 which will impact the Company’s sales of STELARA.
Biosimilar versions of REMICADE have been introduced in the United States and certain markets outside the United States and additional competitors continue to enter the market. Continued infliximab biosimilar competition will result in a further reduction in sales of REMICADE.
Infectious disease products sales were $3.4 billion in 2024, a decline of 23.1% as compared to the prior year primarily driven by a decline in COVID-19 vaccine revenue.
Neuroscience products sales were $7.1 billion in 2024, representing a decrease of 0.4% as compared to the prior year primarily driven by a decline in Other Neuroscience. The decline was partially offset by the growth of SPRAVATO (esketamine) driven by the ongoing launch and increased physician and patient demand.
Oncology products achieved sales of $20.8 billion in 2024, representing an increase of 17.7% as compared to the prior year. Strong sales of DARZALEX (daratumumab) were driven by continued share gains and market growth. Growth of ERLEADA (apalutamide) was primarily due to continued share gains and market growth. Sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains, capacity expansion and manufacturing efficiencies. Additionally, sales from the ongoing launches of TECVAYLI (teclistamab-cqyv), TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab), included in Other Oncology, contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) due to global competitive pressures.
Pulmonary Hypertension products sales were $4.3 billion, representing an increase of 12.3% as compared to the prior year. Sales growth of both OPSUMIT (macitentan) and UPTRAVI (selexipag) was driven by market growth and share gains. Growth in Other Pulmonary Hypertension was driven by OPSYNVI (macitentan/tadalafil).
Cardiovascular/Metabolism/Other products sales were $3.6 billion, a decline of 3.0% as compared to the prior year driven by declines in Other.
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

During 2024, the Company advanced its pipeline with several regulatory submissions and approvals for new drugs and additional indications for existing drugs as follows:

Product Name (Chemical Name)	Indication	US Approval	EU Approval	US Filing	EU Filing
BALVERSA (erdafitinib)	Treatment of Patients with Locally Advanced or Metastatic Urothelial Carcinoma and Selected Fibroblast Growth Factor Receptor Gene Alterations (THOR)	•	•
CARVYKTI (ciltacabtagene autoleucel)	Treatment for Relapsed and Refactor multiple myeloma with 1-3 PL (CARTITUDE-4)	•	•
DARZALEX (daratumumab)	Treatment for frontline multiple myeloma transplant eligible (PERSEUS)	•	•
DARZALEX (daratumumab)	Treatment for frontline multiple myeloma transplant ineligible (CEPHEUS)			•	•
DARZALEX (daratumumab)	Treatment as subcutaneous monotherapy for high-risk smoldering multiple myeloma (AQUILA)			•	•
EDURANT (rilpivirine)	Treatment for pediatric patients (2-12 years old) with HIV	•	•
IMBRUVICA (ibrutinib)	Treatment for frontline MCL (Triangle)				•
nipocalimab	Treatment for Generalized Myasthenia Gravis			•	•
OPSUMIT (macitentan)	Treatment for pediatric pulmonary arterial hypertension (TOMORROW)		•	•
OPSYNVI (macitentan/tadalafil STCT)	Treatment for pulmonary arterial hypertension	•	•
REKAMBYS	Treatment for Adolescents HIV				•
RYBREVANT (amivantamab)	In Combination with Chemotherapy for the First-Line Treatment of Adult Patients with Advanced Non-Small Cell Lung Cancer with Activating EGFR Exon 20 Insertion Mutations (PAPILLON)	•	•
RYBREVANT (amivantamab)	Treatment for subcutaneous (PALOMA-3)			•	•
RYBREVANT / LAZCLUZE	Treatment for Non-Small Cell Lung Cancer (MARIPOSA)	•	•
RYBREVANT	Treatment for Non-Small Cell Lung Cancer 2L (MARIPOSA-2)	•	•
SIMPONI (golimumab)	Treatment of Patients with Pediatric Ulcerative Colitis			•	•
SPRAVATO (esketamine) monotherapy	Treatment of Patients with Treatment Resistant Depression (TRD4005)			•
STELARA (ustekinumab)	Treatment of Patients with Pediatric Crohn's Disease				•
TREMFYA (guselkumab)	Treatment of Patients with Ulcerative Colitis (QUASAR)	•			•
TREMFYA (guselkumab)	Subcutaneous Induction for treatment of patients with Ulcerative Colitis (ASTRO)			•
TREMFYA (guselkumab)	Subcutaneous Induction for treatment of patients with Crohn's Disease (GRAVITI)			•	•
TREMFYA (guselkumab)	Treatment of Patients with Crohn's Disease (GALAXI)			•	•
TREMFYA (guselkumab)	Treatment of Patients with Pediatric Psoriasis			•
UPTRAVI (selexipag)	Treatment of Patients with Pediatric Pulmonary Arterial Hypertension (SALTO)				•

2024 Annual Report	27

MedTech segment
The MedTech segment sales in 2024 were $31.9 billion, an increase of 4.8% from 2023, which included operational growth of 6.2% and a negative currency impact of 1.4%. U.S. sales were $16.3 billion, an increase of 6.9% as compared to the prior year. International sales were $15.5 billion, an increase of 2.6% as compared to the prior year, which included operational growth of 5.4% and a negative currency impact of 2.8%. In 2024, the net impact of acquisitions and divestitures on the MedTech segment worldwide operational sales growth was a positive 1.5% primarily related to the Shockwave acquisition.
Major MedTech franchise sales:

(Dollars in Millions)	2024	2023	Total Change	Operations Change	Currency Change
Surgery	$9,845	10,037	(1.9)%	0.1%	(2.0)%
Advanced	4,488	4,671	(3.9)	(2.0)	(1.9)
General	5,358	5,366	(0.2)	2.0	(2.2)
Orthopaedics	9,158	8,942	2.4	3.0	(0.6)
Hips	1,638	1,560	5.0	5.6	(0.6)
Knees	1,545	1,456	6.1	6.5	(0.4)
Trauma	3,049	2,979	2.3	2.9	(0.6)
Spine, Sports & Other	2,926	2,947	(0.7)	(0.1)	(0.6)
Cardiovascular (1)	7,707	6,350	21.4	22.8	(1.4)
Electrophysiology	5,267	4,688	12.3	14.0	(1.7)
Abiomed	1,496	1,306	14.5	14.9	(0.4)
Shockwave (2)	564	—	*	*	—
Other Cardiovascular	380	356	6.9	8.4	(1.5)
Vision	5,146	5,072	1.5	3.0	(1.5)
Contact Lenses/Other	3,733	3,702	0.8	2.6	(1.8)
Surgical	1,413	1,370	3.2	4.3	(1.1)
Total MedTech Sales	$31,857	30,400	4.8%	6.2%	(1.4)%
(1)Previously referred to as Interventional Solutions
(2)Acquired on May 31, 2024
*    Percentage greater than 100% or not meaningful
The Surgery franchise sales were $9.8 billion in 2024, representing a decrease of 1.9% from 2023. The decline in Advanced Surgery was primarily due to China volume-based procurement across all platforms and competitive pressures in Energy and Endocutters. This was partially offset by the strength of the portfolio and commercial execution in Biosurgery as well as the strength of new products in Endocutters. Growth in General Surgery was primarily driven by technology penetration and benefits from the differentiated Wound Closure portfolio as well as increased procedure volume. This growth was offset by the negative impact of currency and the Acclarent divestiture.
The Orthopaedics franchise sales were $9.2 billion in 2024, representing an increase of 2.4% from 2023. The fiscal 2024 includes a one-time revenue recognition timing change related to certain products across all Orthopaedic platforms in the U.S. which positively impacted the worldwide Orthopaedics franchise growth as well as the negative impact from the near-term revenue disruption related to the previously announced Orthopaedics restructuring. The growth in Hips reflects continued strength of the portfolio primarily in the Anterior approach, and global procedure growth. The growth in Knees was primarily driven by the ATTUNE portfolio, pull through related to the VELYS Robotic assisted solution and global procedure growth. Growth in Trauma was driven by the adoption of recently launched products. The decline in Spine, Sports & Other was primarily driven by competitive pressures and impacts from China volume-based procurement. This was partially offset by growth in the U.S. market.

The Cardiovascular franchise, which includes sales from Shockwave Medical (Shockwave) acquired on May 31, 2024, achieved sales of $7.7 billion in 2024, representing an increase of 21.4% from 2023. Electrophysiology growth was driven by global procedure growth, new product performance and commercial execution. This was partially offset by the impacts of volume-based procurement in China and competitive pressures in Pulsed Field Ablation catheters in the U.S. Abiomed sales reflect the strength of all major commercialized regions driven by the continued adoption of Impella 5.5 and Impella RP.
The Vision franchise achieved sales of $5.1 billion in 2024, representing an increase of 1.5% from 2023. Contact Lenses/Other growth was primarily driven by price actions, continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches), impacts from a one-time change in contract shipping terms in the U.S. and lapping of prior year impacts of Russian sanctions partially offset by U.S. distributor stocking dynamics. Surgical growth was primarily driven by the continued strength of recent innovations and commercial execution partially offset by China volume-based procurement and competitive pressures in the U.S.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income was $16.7 billion and $15.1 billion for the years 2024 and 2023, respectively. As a percent to sales, consolidated earnings before provision for taxes on income was 18.8% and 17.7%, in 2024 and 2023, respectively.
Earnings before provision for taxes
(Dollars in billions. Percentages in chart are as a percent to total sales)
Cost of products sold and selling, marketing and administrative expenses:
Cost of products sold
Selling, marketing & administrative
(Dollars in billions. Percentages in chart are as a percent to total sales)

2024 Annual Report	29

Cost of products sold:
Cost of products sold decreased as a percent to sales driven by:
•Lower one-time COVID-19 vaccine supply network related exit costs in 2024 ($0 in 2024 versus $0.2 billion 2023) in the Innovative Medicine business
•Prior year restructuring related excess inventory costs in the MedTech business partially offset by
•The fair value Inventory step-up of $0.4 billion related to the business combination accounting associated with Shockwave
The intangible asset amortization expense included in cost of products sold was $4.5 billion for both fiscal years 2024 and 2023.
Selling, Marketing and Administrative expense:
Selling, Marketing and Administrative Expenses increased as a percent to sales driven by:
•Increased commercial investment in the Innovative Medicine business partially offset by
•Optimization efforts related to the residual costs associated with the Kenvue separation
Research and Development expense:
Research and development expense by segment of business was as follows:

	2024		2023
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$13,529	23.8%	$11,963	21.8%
MedTech	3,703	11.6	3,122	10.3
Total research and development expense	$17,232	19.4%	$15,085	17.7%
Percent increase/(decrease) over the prior year	14.2%		6.7%
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
Research and Development increased as a percent to sales primarily driven by:
•Acquired in-process research & development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) and pipeline advancement in the Innovative Medicine business
•Acquired in-process research & development expense of $0.5 billion from the V-Wave acquisition in the MedTech business
In-Process Research and Development Impairments (IPR&D): In the fiscal year 2024, the Company recorded a charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired as part of the acquisition of Momenta Pharmaceuticals in 2020. There was also a partial impairment of this asset for $0.2 billion in the fiscal 2023. This asset is now fully impaired.
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

Other (income) expense, net for the fiscal year 2024 reflected less expense of $1.9 billion as compared to the prior year primarily due to the following:

(Dollars in Billions)(Income)/Expense	2024	2023	Change
Litigation related(1)	$5.5	6.9	(1.4)
Acquisition, Integration and Divestiture related(2)	0.8	0.3	0.5
Changes in the fair value of securities(3)	0.3	0.6	(0.3)
COVID-19 vaccine manufacturing exit related costs	0.1	0.4	(0.3)
Monetization of royalty rights	(0.3)	0.0	(0.3)
Employee benefit plan related	(0.9)	(1.4)	0.5
Other	(0.8)	(0.2)	(0.6)
Total Other (Income) Expense, Net	$4.7	6.6	(1.9)
(1)The fiscal years 2024 and 2023 include charges primarily for talc matters (See Note 19 to the Consolidated Financial Statements for more details). The fiscal year 2023 includes favorable intellectual property related litigation settlements of approximately $0.3 billion.
(2)The fiscal year 2024 is primarily related to the acquisition of Shockwave. The fiscal year 2023 is primarily related to the impairment of Ponvory and one-time integration costs related to the acquisition of Abiomed.
(3)The fiscal year 2024 includes the loss of $0.4 billion on the completion of the debt for equity exchange of the retained stake in Kenvue. The fiscal year 2023 includes $0.4 billion related to the unfavorable change in the fair value of the remaining stake in Kenvue and $0.4 billion related to the partial impairment of Idorsia convertible debt and the change in the fair value of the Idorsia equity securities held.
Interest (Income) Expense: Interest income in the fiscal years 2024 and 2023 was $1.3 billion. Interest expense in the fiscal years 2024 and 2023 was $0.8 billion. Cash, cash equivalents and marketable securities totaled $24.5 billion at the end of 2024, and averaged $23.7 billion as compared to the cash, cash equivalents and marketable securities total of $22.9 billion and $22.6 billion average balance in 2023. The total debt balance at the end of 2024 was $36.6 billion with an average debt balance of $33.0 billion as compared to $29.3 billion at the end of 2023 and an average debt balance of $34.5 billion. The higher debt balance was due to the senior unsecured notes issued by the Company in the fiscal second quarter of 2024. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024 and for general corporate purposes.
Income before tax by segment
Income (loss) before tax by segment of business were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	2024	2023	2024	2023	2024	2023
Innovative Medicine	$18,919	18,246	56,964	54,759	33.2%	33.3
MedTech	3,740	4,669	31,857	30,400	11.7	15.4
Segment earnings before tax(1)	22,659	22,915	88,821	85,159	25.5	26.9
Less: Expenses not allocated to segments(2)	5,972	7,853
Worldwide income before tax	$16,687	15,062	88,821	85,159	18.8%	17.7
(1)See Note 17 to the Consolidated Financial Statements for more details.
(2)Amounts not allocated to segments include interest (income) expense and general corporate (income) expense. The fiscal years 2024 and 2023 include charges for talc matters of approximately $5.1 billion and $7.0 billion, respectively. The fiscal 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock. The fiscal year 2023 includes an approximately $0.4 billion unfavorable change in the fair value of the retained stake in Kenvue.

2024 Annual Report	31

Innovative Medicine segment:
In 2024, the Innovative Medicine segment income before tax as a percent to sales was 33.2% versus 33.3% in 2023. The decrease in the income before tax as a percent of sales was primarily driven by the following:
•Acquired in-process research and development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody
•Litigation expense of $0.4 billion in 2024, primarily related to Risperdal Gynecomastia, versus favorable litigation related items of $0.1 billion in 2023
•Increased research and development to advance the pipeline
•Increased commercial investment in selling and marketing expenses partially offset by
•Monetization of royalty rights of $0.3 billion in 2024
•Lower one-time COVID-19 Vaccine related exit costs of $0.1 billion in 2024 versus $0.7 billion in 2023
•Lower amortization expense of $0.2 billion in 2024 versus 2023
•Restructuring charges of $0.1 billion in 2024 versus $0.5 billion in 2023
•A gain of $0.1 billion in 2024 as compared to a loss of $0.4 billion in 2023 related to changes in the fair value of securities
MedTech segment:
In 2024, the MedTech segment income before tax as a percent to sales was 11.7% versus 15.4% in 2023. The decrease in the income before tax as a percent to sales was primarily driven by the following:
•Acquisition and integration related costs of $1.0 billion in 2024 (primarily related to the Shockwave acquisition) versus $0.2 billion in 2023 related to Abiomed
•Acquired in-process research and development expense of $0.5 billion from the V-Wave acquisition in 2024
•Higher amortization expense of $0.2 billion in 2024 related to Shockwave partially offset by
•A gain of $0.2 billion related to the Acclarent divestiture in 2024
•Restructuring related charge of $0.2 billion in 2024 versus $0.3 billion in 2023
Restructuring: In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. The pre-tax restructuring charge of approximately $0.1 billion in the fiscal year 2024 was recorded in Restructuring on the Consolidated Statement of Earnings, and included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. The pre-tax restructuring charge of approximately $0.5 billion in the fiscal year 2023, of which $449 million was recorded in Restructuring and $30 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, and included the termination of partnered and non-partnered program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The program was completed in the fiscal fourth quarter of 2024.

In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within the MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.2 billion in the fiscal year 2024, of which $132 million was recorded in Restructuring and $35 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included costs related to market and product exits. The pre-tax restructuring expense of $0.3 billion in the fiscal year 2023, of which $40 million was recorded in Restructuring and $279 million was recorded in Cost of products sold on the Consolidated Statement of Earnings, primarily included inventory and instrument charges related to market and product exits. Total project costs of approximately $0.5 billion have been recorded since the restructuring was announced.
See Note 20 to the Consolidated Financial Statements for additional details related to the restructuring programs.
Provision for Taxes on Income: The worldwide effective income tax rate from continuing operations was 15.7% in 2024 and 11.5% in 2023. For discussion related to the fiscal year 2024 provision for taxes refer to Note 8 to the Consolidated Financial Statements.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. In the fiscal year 2024, the net impact of Pillar Two legislation was less than 1.0% to the Company’s effective tax rate. While countries continue to enact new provisions or issue new regulations, based on current guidance, the Company expects the net impact of Pillar Two in fiscal year 2025 to be up to 1.0% to the Company’s effective tax rate.
Liquidity and capital resources
Liquidity & cash flows
Cash and cash equivalents were $24.1 billion at the end of 2024 as compared to $21.9 billion at the end of 2023.
The primary sources and uses of cash that contributed to the $2.2 billion increase were:

(Dollars in billions)
$21.9	Q4 2023 Cash and cash equivalents balance
24.3	cash generated from operating activities
(18.6)	net cash used by investing activities
(3.1)	net cash used by financing activities
(0.4)	effect of exchange rate and rounding
$24.1	Q4 2024 Cash and cash equivalents balance
In addition, the Company had $0.4 billion in marketable securities at the end of fiscal year 2024 and $1.1 billion at the end of fiscal year 2023. See Note 1 to the Consolidated Financial Statements for additional details on cash, cash equivalents and marketable securities.
Cash flow from operations of $24.3 billion was the result of:

(Dollars In billions)
$14.1	Net Earnings
8.4	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, asset write-downs and charges for acquired in-process research and development assets partially offset by net gain on sale of assets/businesses and the deferred tax provision
1.7	a decrease in other current and non-current assets
1.6	an increase in accounts payable and accrued liabilities
(1.5)	an increase in accounts receivable and inventories
$24.3	Cash flow from operations

2024 Annual Report	33

Cash flow used for investing activities of $18.6 billion was primarily due to:

(Dollars in billions)
$(4.4)	additions to property, plant and equipment
(15.1)	acquisitions, net of cash acquired
0.7	proceeds from the disposal of assets/businesses, net
(1.8)	acquired in-process research and development assets
0.7	net sales of investments
1.5	credit support agreements activity, net
(0.2)	other (including capitalized licenses and milestones)
$(18.6)	Net cash used for investing activities
Cash flow used for financing activities of $3.1 billion was primarily due to:

(Dollars in billions)
$(11.8)	dividends to shareholders
(2.4)	repurchase of common stock
11.0	net proceeds from short and long-term debt
0.8	proceeds from stock options exercised/employee withholding tax on stock awards, net
0.3	credit support agreements activity, net
(1.0)	settlement of convertible debt acquired from Shockwave
$(3.1)	Net cash used for financing activities
The following table summarizes cash taxes paid net of refunds:

(Dollars in Millions)	2024	2023	2022
U.S. Federal (1)	$3,815	4,722	2,158
U.S. State and Local taxes	341	236	216
Total U.S.	$4,156	4,958	2,374
Total Foreign	2,558	3,616	2,849
Total cash taxes paid net of refunds	$6,714	$8,574	$5,223
(1)Includes TCJA foreign undistributed earnings payments of $2.0 billion in fiscal year 2024, $1.5 billion in fiscal year 2023 and $0.8 billion in fiscal year 2022
As of December 29, 2024, the Company's notes payable and long-term debt was in excess of cash, cash equivalents and marketable securities. As of December 29, 2024, the net debt position was $12.1 billion as compared to the prior year of $6.4 billion. The debt balance at the end of 2024 was $36.6 billion as compared to $29.3 billion in 2023. In the fiscal second quarter of 2024, the Company issued senior unsecured notes for a total of $6.7 billion. For additional details on borrowings, see Note 7 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Shockwave acquisition which closed on May 31, 2024, and for general corporate purposes. Considering recent market conditions, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company's remaining balance to be paid on the agreement to settle opioid litigation for approximately $1.5 billion and the approximately $11.6 billion ($13.5 billion nominal) reserve for talc matters (See Note 19 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
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
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owned 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023 and $3.9 billion as of December 31, 2023.
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
The following table summarizes the Company’s material contractual obligations and their aggregate maturities as of December 29, 2024: To satisfy these obligations, the Company intends to use cash from operations.

(Dollars in Millions)	Tax Legislation (TCJA)	Debt Obligations	Interest on Debt Obligations	Total
2025	$2,536	1,749	1,075	5,360
2026	—	1,999	1,030	3,029
2027	—	2,385	1,021	3,406
2028	—	2,275	977	3,252
2029	—	1,444	922	2,366
After 2029	—	22,548	8,921	31,469
Total	$2,536	32,400	13,946	48,882
For tax matters, see Note 8 to the Consolidated Financial Statements. For the proposed talc settlement payments, see Note 19 to the Consolidated Financial Statements.

2024 Annual Report	35

Financing and market risk
The Company uses financial instruments to manage the impact of foreign exchange rate changes on cash flows. Accordingly, the Company enters into forward foreign exchange contracts to protect the value of certain foreign currency assets and liabilities and to hedge future foreign currency transactions primarily related to product costs. Gains or losses on these contracts are offset by the gains or losses on the underlying transactions. A 10% appreciation of the U.S. Dollar from the December 29, 2024 market rates would increase the unrealized value of the Company’s forward contracts by $0.2 billion. Conversely, a 10% depreciation of the U.S. Dollar from the December 29, 2024 market rates would decrease the unrealized value of the Company’s forward contracts by $0.2 billion. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated earnings and cash flows.
The Company hedges the exposure to fluctuations in currency exchange rates, and the effect on certain assets and liabilities in foreign currency, by entering into currency swap contracts. A 1% change in the spread between U.S. and foreign interest rates on the Company’s interest rate sensitive financial instruments would either increase or decrease the unrealized value of the Company’s swap contracts by approximately $1.5 billion. In either scenario, at maturity, the gain or loss on the swap contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future anticipated cash flows.
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
The Company invests in both fixed rate and floating rate interest earning securities which carry a degree of interest rate risk. The fair market value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. A 1% (100 basis points) change in spread on the Company’s interest rate sensitive investments would either increase or decrease the unrealized value of cash equivalents and current marketable securities by less than $8.0 million.
The Company has access to substantial sources of funds at numerous banks worldwide. In June 2024, the Company secured a new 364-day Credit Facility of $10 billion, which expires on June 25, 2025. Interest charged on borrowings under the credit line agreement is based on either Secured Overnight Financing Rate (SOFR) Reference Rate or other applicable market rate as allowed plus applicable margins. Commitment fees under the agreement are not material.
Total borrowings at the end of 2024 and 2023 were $36.6 billion and $29.3 billion, respectively. The increase in the borrowings was due to the issuance of new debt in 2024. In 2024, net debt (cash and current marketable securities, net of debt) was $12.1 billion compared to net debt of $6.4 billion in 2023. Total debt represented 34.0% of total capital (shareholders’ equity and total debt) in 2024 and 30.0% of total capital in 2023. Shareholders’ equity per share at the end of 2024 was $29.70 compared to $28.57 at year-end 2023.
A summary of borrowings can be found in Note 7 to the Consolidated Financial Statements.
Dividends
The Company increased its dividend in 2024 for the 62nd consecutive year. Cash dividends paid were $4.91 per share in 2024 and $4.70 per share in 2023.
On January 2, 2025, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on March 4, 2025 to shareholders of record as of February 18, 2025.

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
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates and discounts are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that have lost patent exclusivity, or that otherwise exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segment are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during the fiscal years 2024, 2023 and 2022.
Promotional programs, such as product listing allowances are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in fiscal year 2024 and 2023, respectively, and less than 3.0% of the total revenues in the fiscal year 2022 and are included in sales to customers.
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

2024 Annual Report	37

Below are tables that show the progression of accrued rebates, returns, promotions, reserve for doubtful accounts and reserve for cash discounts by segment of business for the fiscal years ended December 29, 2024 and December 31, 2023.
Innovative Medicine segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits(2)	Balance at End of Period
2024
Accrued rebates (1)	$14,661	52,786	(51,667)	15,780
Accrued returns	634	845	(355)	1,124
Accrued promotions	6	3	(6)	3
Subtotal	$15,301	53,634	(52,028)	16,907
Reserve for doubtful accounts	33	14	(6)	41
Reserve for cash discounts	111	1,493	(1,495)	109
Total	$15,445	55,141	(53,529)	17,057

2023
Accrued rebates (1)	$12,289	47,523	(45,151)	14,661
Accrued returns	649	332	(347)	634
Accrued promotions	1	12	(7)	6
Subtotal	$12,939	47,867	(45,505)	15,301
Reserve for doubtful accounts	44	0	(11)	33
Reserve for cash discounts	110	1,386	(1,385)	111
Total	$13,093	49,253	(46,901)	15,445
(1)Includes reserve for customer rebates of $187 million at December 29, 2024 and $165 million at December 31, 2023, recorded as a contra asset.
(2)Includes prior period adjustments

MedTech segment

(Dollars in Millions)	Balance at Beginning of Period	Accruals	Payments/ Credits	Balance at End of Period
2024
Accrued rebates(1)	$1,455	5,955	(5,986)	1,424
Accrued returns	125	543	(550)	118
Accrued promotions	25	62	(65)	22
Subtotal	$1,605	6,560	(6,601)	1,564
Reserve for doubtful accounts	133	31	(38)	126
Reserve for cash discounts	5	92	(91)	6
Total	$1,743	6,683	(6,730)	1,696

2023
Accrued rebates(1)	$1,470	6,241	(6,256)	1,455
Accrued returns	134	555	(564)	125
Accrued promotions	43	74	(92)	25
Subtotal	$1,647	6,870	(6,912)	1,605
Reserve for doubtful accounts	125	33	(25)	133
Reserve for cash discounts	9	96	(100)	5
Total	$1,781	6,999	(7,037)	1,743
(1)Includes reserve for customer rebates of $704 million at December 29, 2024 and $740 million at December 31, 2023, recorded as a contra asset.
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

2024 Annual Report	39

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
New accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 29, 2024.

Economic and market factors
The Company is aware that its products are used in an environment where, for more than a decade, policymakers, consumers and businesses have expressed concerns about the rising cost of healthcare. In response to these concerns, the Company has a long-standing policy of pricing products responsibly. For the period 2014 - 2024, in the U.S., the weighted average compound annual growth rate of the Company’s net price increases for healthcare products (prescription and over-the-counter drugs, hospital and professional products) was below the U.S. Consumer Price Index (CPI).
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates continue to have an effect on worldwide economies and, consequently, on the way companies operate. The Company has accounted for operations in Argentina, Venezuela, Turkey and Egypt (beginning in the fiscal fourth quarter of 2024) as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. This did not have a material impact to the Company's results in the period. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
In July 2023, Janssen Pharmaceuticals, Inc. (Janssen) filed litigation against the U.S. Department of Health and Human Services as well as the Centers for Medicare and Medicaid Services challenging the constitutionality of the IRA's Medicare Drug Price Negotiation Program. The litigation requests a declaration that the IRA violates Janssen’s rights under the First Amendment and the Fifth Amendment to the Constitution and therefore that Janssen is not subject to the IRA’s mandatory pricing scheme. The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain, as litigation filed by Janssen and other pharmaceutical companies remains ongoing and while CMS has publicly announced the maximum fair price for each of the selected drugs, implementation of the program is still in progress. In April 2024, Janssen appealed the district court’s denial of its summary judgment motion to the Third Circuit.
Russia-Ukraine War
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal year 2024, including accounts receivable or inventory reserves, was not material. As of and for each of the fiscal years ending December 29, 2024 and December 31, 2023, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and revenues. The Company does not maintain Ukraine subsidiaries subsequent to the Kenvue separation.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal year 2024, including accounts receivable or inventory reserves, was not material. As of and for each of the fiscal years ending December 29, 2024 and December 31, 2023, the business of the Company’s Israel subsidiaries represented 1% of the Company’s consolidated assets and represented less than 1% of revenues.
The Company is exposed to fluctuations in currency exchange rates. A 1% change in the value of the U.S. Dollar as compared to all foreign currencies in which the Company had sales, income or expense in 2024 would have increased or decreased the translation of foreign sales by approximately $0.4 billion and net income by approximately $0.1 billion.
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

2024 Annual Report	41

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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 29, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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
Common stock
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol JNJ. As of February 6, 2025, there were 114,147 record holders of Common Stock of the Company.
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

Item 8. Financial statements and supplementary data

2024 Annual Report	43

Johnson & Johnson and subsidiaries consolidated balance sheets
At December 29, 2024 and December 31, 2023
(Dollars in Millions Except Share and Per Share Amounts) (Note 1)

	2024	2023
Assets
Current assets
Cash and cash equivalents (Notes 1 and 2)	$24,105	21,859
Marketable securities (Notes 1 and 2)	417	1,068
Accounts receivable trade, less allowances $167 (2023, $166)	14,842	14,873
Inventories (Notes 1 and 3)	12,444	11,181
Prepaid expenses and other receivables	4,085	4,514
Total current assets	55,893	53,495
Property, plant and equipment, net (Notes 1 and 4)	20,518	19,898
Intangible assets, net (Notes 1 and 5)	37,618	34,175
Goodwill (Notes 1 and 5)	44,200	36,558
Deferred taxes on income (Note 8)	10,461	9,279
Other assets	11,414	14,153
Total assets	$180,104	167,558
Liabilities and Shareholders’ Equity
Current liabilities
Loans and notes payable (Note 7)	$5,983	3,451
Accounts payable	10,311	9,632
Accrued liabilities	8,549	10,212
Accrued rebates, returns and promotions	17,580	16,001
Accrued compensation and employee related obligations	4,126	3,993
Accrued taxes on income (Note 8)	3,772	2,993
Total current liabilities	50,321	46,282
Long-term debt (Note 7)	30,651	25,881
Deferred taxes on income (Note 8)	2,448	3,193
Employee related obligations (Notes 9 and 10)	7,255	7,149
Long-term taxes payable (Note 1)	390	2,881
Other liabilities	17,549	13,398
Total liabilities	108,614	98,784
Commitments and Contingencies (Note 19)
Shareholders’ equity
Preferred stock — without par value (authorized and unissued 2,000,000 shares)	—	—
Common stock — par value $1.00 per share (Note 12) (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	3,120	3,120
Accumulated other comprehensive income (loss) (Note 13)	(11,741)	(12,527)
Retained earnings and Additional-paid-in-capital	155,791	153,843
Less: common stock held in treasury, at cost (Note 12) (712,921,000 shares and 712,765,000 shares)	75,680	75,662
Total shareholders’ equity	71,490	68,774
Total liabilities and shareholders’ equity	$180,104	167,558
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Dollars and Shares in Millions Except Per Share Amounts) (Note 1)

	2024	2023	2022
Sales to customers	$88,821	85,159	79,990
Cost of products sold	27,471	26,553	24,596
Gross profit	61,350	58,606	55,394
Selling, marketing and administrative expenses	22,869	21,512	20,246
Research and development expense	17,232	15,085	14,135
In-process research and development impairments	211	313	783
Interest income	(1,332)	(1,261)	(490)
Interest expense, net of portion capitalized (Note 4)	755	772	276
Other (income) expense, net	4,694	6,634	810
Restructuring (Note 20)	234	489	275
Earnings before provision for taxes on income	16,687	15,062	19,359
Provision for taxes on income (Note 8)	2,621	1,736	2,989
Net earnings from continuing operations	14,066	13,326	16,370
Net earnings from discontinued operations, net of tax (Note 21)	—	21,827	1,571
Net earnings	$14,066	35,153	17,941

Net earnings per share (Notes 1 and 15)

Continuing operations - basic	$5.84	5.26	6.23
Discontinued operations - basic	—	8.62	0.60
Total net earnings per share - basic	$5.84	13.88	6.83

Continuing operations - diluted	$5.79	5.20	6.14
Discontinued operations - diluted	—	8.52	0.59
Total net earnings per share - diluted	$5.79	13.72	6.73

Average shares outstanding (Notes 1 and 15)
Basic	2,407.3	2,533.5	2,625.2
Diluted	2,429.4	2,560.4	2,663.9
See Notes to Consolidated Financial Statements

2024 Annual Report	45

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Dollars in Millions) (Note 1)

	2024	2023	2022
Net earnings	$14,066	35,153	17,941

Other comprehensive income (loss), net of tax
Foreign currency translation	1,708	(3,221)	(1,796)

Securities:
Unrealized holding gain (loss) arising during period	2	26	(24)
Reclassifications to earnings	—	—	—
Net change	2	26	(24)

Employee benefit plans:
Prior service credit (cost), net of amortization	(154)	(149)	(160)
Gain (loss), net of amortization	541	(1,183)	1,854
Consumer settlement/ curtailment	—	23	—
Effect of exchange rates	62	(90)	111
Net change	449	(1,399)	1,805

Derivatives & hedges:
Unrealized gain (loss) arising during period	(511)	422	454
Reclassifications to earnings	(862)	(569)	(348)
Net change	(1,373)	(147)	106

Other comprehensive income (loss)	786	(4,741)	91

Comprehensive income	$14,852	30,412	18,032
The tax cost/(benefit) effects in other comprehensive income for the fiscal years 2024, 2023 and 2022 respectively: Foreign Currency Translation; $(1.1) billion, $797 million and $(460) million; Employee Benefit Plans: $86 million, $(289) million and $461 million, Derivatives & Hedges: $(365) million, $(39) million and $30 million.
See Notes to Consolidated Financial Statements
Amounts presented for 2023 and 2022 have not been recast to exclude discontinued operations

Johnson & Johnson and subsidiaries consolidated statements of equity
(Dollars in Millions) (Note 1)

	Total	Retained Earnings and Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Common Stock Issued Amount	Treasury Stock Amount
Balance, January 2, 2022	$74,023	123,060	(13,058)	3,120	(39,099)
Net earnings	17,941	17,941
Cash dividends paid ($4.45 per share)	(11,682)	(11,682)
Employee compensation and stock option plans	2,466	(974)			3,440
Repurchase of common stock	(6,035)				(6,035)
Other comprehensive income (loss), net of tax	91		91
Balance, January 1, 2023	76,804	128,345	(12,967)	3,120	(41,694)
Net earnings	35,153	35,153
Cash dividends paid ($4.70 per share)	(11,770)	(11,770)
Employee compensation and stock option plans	2,193	(336)			2,529
Repurchase of common stock	(5,054)				(5,054)
Other	(25)				(25)
Kenvue Separation /IPO (Note 21)	(23,786)	2,451	5,181		(31,418)
Other comprehensive income (loss), net of tax	(4,741)		(4,741)
Balance, December 31, 2023	68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	14,066	14,066
Cash dividends paid ($4.91 per share)	(11,823)	(11,823)
Employee compensation and stock option plans	2,094	(295)			2,389
Repurchase of common stock	(2,407)				(2,407)
Other comprehensive income (loss), net of tax	786		786
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
See Notes to Consolidated Financial Statements

2024 Annual Report	47

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Dollars in Millions) (Note 1)

	2024	2023	2022
Cash flows from operating activities
Net earnings	$14,066	35,153	17,941
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	7,339	7,486	6,970
Stock based compensation	1,176	1,162	1,138
Asset write-downs	405	1,295	1,216
Charges for acquired in-process research and development assets	1,841	483	—
Gain on Kenvue separation	—	(20,984)	—
Net gain on sale of assets/businesses	(226)	(117)	(380)
Deferred tax provision	(2,183)	(4,194)	(1,663)
Credit losses and accounts receivable allowances	11	—	(17)
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(406)	(624)	(1,290)
Increase in inventories	(1,128)	(1,323)	(2,527)
Increase in accounts payable and accrued liabilities	1,621	2,346	1,098
Decrease/(Increase) in other current and non-current assets	1,717	(3,480)	687
Increase/(Decrease) in other current and non-current liabilities	33	5,588	(1,979)
Net cash flows from operating activities	24,266	22,791	21,194
Cash flows from investing activities
Additions to property, plant and equipment	(4,424)	(4,543)	(4,009)
Proceeds from the disposal of assets/businesses, net	675	358	543
Acquisitions, net of cash acquired (Note 18)	(15,146)	—	(17,652)
Acquired in-process research and development assets (Note 18)	(1,783)	(470)	—
Purchases of investments	(1,726)	(10,906)	(32,384)
Sales of investments	2,462	19,390	41,609
Credit support agreements activity, net	1,517	(2,963)	(249)
Other (including capitalized licenses and milestones)	(174)	12	(229)
Net cash (used by)/from investing activities	(18,599)	878	(12,371)
Cash flows from financing activities
Dividends to shareholders	(11,823)	(11,770)	(11,682)
Repurchase of common stock	(2,432)	(5,054)	(6,035)
Proceeds from short-term debt	15,277	13,743	16,134
Repayment of short-term debt	(9,463)	(22,973)	(6,550)
Proceeds from long-term debt, net of issuance costs	6,660	—	2
Repayment of long-term debt	(1,453)	(1,551)	(2,134)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	838	1,094	1,329
Credit support agreements activity, net	272	(219)	(28)

48

	2024	2023	2022
Settlement of convertible debt acquired from Shockwave	(970)	—	—
Proceeds of short and long-term debt, net of issuance cost, related to the debt that transferred to Kenvue at separation	—	8,047	—
Proceeds from Kenvue initial public offering	—	4,241	—
Cash transferred to Kenvue at separation	—	(1,114)	—
Other	(38)	(269)	93
Net cash used by financing activities	(3,132)	(15,825)	(8,871)
Effect of exchange rate changes on cash and cash equivalents	(289)	(112)	(312)
Increase/(Decrease) in cash and cash equivalents	2,246	7,732	(360)
Cash and cash equivalents from continuing operations, beginning of period	21,859	12,889	13,309
Cash and cash equivalents from discontinued operations, beginning of period	—	1,238	1,178
Cash and cash equivalents, beginning of year (Note 1)	21,859	14,127	14,487

Cash and cash equivalents from continuing operations, end of period	24,105	21,859	12,889
Cash and cash equivalents from discontinued operations, end of period	—	—	1,238
Cash and cash equivalents, end of year (Note 1)	$24,105	21,859	14,127

Supplemental cash flow data
Cash paid during the year for:
Interest	$1,990	1,836	982
Interest, net of amount capitalized	1,911	1,766	933
Income taxes, inclusive of discontinued operations	6,714	8,574	5,223

Supplemental schedule of non-cash investing and financing activities
Treasury stock issued for employee compensation and stock option plans, net of cash proceeds/ employee withholding tax on stock awards	$1,551	1,435	2,114

Acquisitions
Fair value of assets acquired	$16,091	—	18,710
Fair value of liabilities assumed	(1,632)	—	(1,058)
Net cash paid for acquisitions (Note 18)	$14,459	—	17,652
See Notes to Consolidated Financial Statements
Amounts presented for 2023 and 2022 have not been recast to exclude discontinued operations.

2024 Annual Report	49

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
Description of the company
The Company has approximately 138,100 employees worldwide engaged in the research and development, manufacture and sale of a broad range of products in the healthcare field. The Company conducts business in virtually all countries of the world and its primary focus is on products related to human health and well-being.
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
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of the shares of Kenvue through an exchange offer. Following the exchange offer, the Company owned 9.5% of the shares of Kenvue which were accounted for as an equity investment carried at fair value within continuing operations. The historical results of the Consumer Health business (which previously represented the Consumer Health business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the exchange offer (see Note 21 for additional details). Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to Johnson & Johnson’s continuing operations.
In the fiscal second quarter of 2024 the Company completed a debt for equity exchange of the retained stake in Kenvue. Upon completion of the debt for equity exchange, the Company no longer owns any shares of Kenvue Common Stock.
Business segments
The Company is organized into two business segments: Innovative Medicine and MedTech. The Innovative Medicine segment is focused on the following therapeutic areas: Immunology, Infectious Diseases, Neuroscience, Oncology, Pulmonary Hypertension, and Cardiovascular and Metabolic. Products in this segment are distributed directly to retailers, wholesalers, distributors, hospitals and healthcare professionals for prescription use. The MedTech segment includes a broad portfolio of products used in the Orthopaedic, Surgery, Cardiovascular (previously referred to as Interventional Solutions) and Vision fields. These products are distributed to wholesalers, hospitals and retailers, and used principally in the professional fields by physicians, nurses, hospitals, eye care professionals and clinics.
New accounting standards
Recently adopted accounting standards
ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
The Company adopted the standard in the fiscal year 2024, which requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The standard was applied retrospectively to all periods presented in the financial statements. As this accounting standard only impacts disclosures, it did not have a material impact on the Company’s Consolidated Financial Statements. See Note 17 for the required disclosures.

Recently issued accounting standards
Not adopted as of December 29, 2024
ASU 2024-03: Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
This update requires disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This update will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.
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

2024 Annual Report	51

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
Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including consideration of competitor pricing. Rebates and discounts are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. A significant portion of the liability related to rebates is from the sale of the Company's pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $12.3 billion and $11.5 billion as of December 29, 2024 and December 31, 2023, respectively. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.
Sales returns are estimated and recorded based on historical sales and returns information. Products that have lost patent exclusivity, or that otherwise exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales return accruals.
Sales returns allowances represent a reserve for products that may be returned due to expiration, destruction in the field, or in specific areas, product recall. In accordance with the Company’s accounting policies, the Company generally issues credit to customers for returned goods. The Company’s sales returns reserves are accounted for in accordance with the U.S. GAAP guidance for revenue recognition when right of return exists. Sales returns reserves are recorded at full sales value. Sales returns in the Innovative Medicine segment are almost exclusively not resalable. Sales returns for certain franchises in the MedTech segment are typically resalable but are not material. The Company infrequently exchanges products from inventory for returned products. The sales returns reserve for the total Company has been approximately 1.0% of annual net trade sales during each of the fiscal years 2024, 2023 and 2022.
Promotional programs, such as product listing allowances are recorded in the same period as related sales and include volume-based sales incentive programs. Volume-based incentive programs are based on the estimated sales volumes for the incentive period and are recorded as products are sold. These arrangements are evaluated to determine the appropriate amounts to be deferred or recorded as a reduction of revenue. The Company also earns profit-share payments through collaborative arrangements of certain products, which are included in sales to customers. Profit-share payments were less than 2.0% of the total revenues in the fiscal year 2024 and 2023, respectively, and less than 3.0% of total revenues in the fiscal year 2022 and are included in sales to customers.
See Note 17 to the Consolidated Financial Statements for further disaggregation of revenue.
Shipping and handling
Shipping and handling costs incurred were $0.9 billion, $0.9 billion and $0.8 billion in fiscal years 2024, 2023 and 2022, respectively, and are included in selling, marketing and administrative expense. The amount of revenue received for shipping and handling is less than 1.0% of sales to customers for all periods presented.
Inventories
Inventories are stated at the lower of cost or net realizable value determined by the first-in, first-out method.

Intangible assets and goodwill
The authoritative literature on U.S. GAAP requires that goodwill and intangible assets with indefinite lives be assessed annually for impairment. The Company completed its annual impairment test for 2024 in the fiscal fourth quarter. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted. In-process research and development purchased as part of a business combination is accounted for as an indefinite lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite lived intangible asset. If warranted the purchased in-process research and development could be written off or partially impaired depending on the underlying program.
Intangible assets that have finite useful lives continue to be amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. See Note 5 for further details on Intangible Assets and Goodwill.
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
The Company primarily has operating lease for space, vehicles, manufacturing equipment and data processing equipment. The ROU asset pertaining to leases from continuing operations was $1.1 billion and $1.0 billion in fiscal years 2024 and 2023, respectively. The lease liability from continuing operations was $1.2 billion and $1.1 billion in fiscal years 2024 and 2023, respectively. The operating lease costs from continuing operations were $0.2 billion in fiscal years 2024, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from continuing operations were $0.2 billion in fiscal years 2024, 2023 and 2022.

2024 Annual Report	53

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
For all years presented, there was no individual project that represented greater than 5% of the total annual consolidated research and development expense other than the acquired in-process research & development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition) in fiscal year 2024.
The Company has a number of products and compounds developed in collaboration with strategic partners including XARELTO, co-developed with Bayer HealthCare AG, IMBRUVICA, developed in collaboration and co-marketed with Pharmacyclics LLC, an AbbVie company and CARVYKTI, licensed and developed in collaboration with Legend Biotech USA Inc. and Legend Biotech Ireland Limited.
Separately, the Company has a number of licensing arrangements for products and compounds including DARZALEX, licensed from Genmab A/S.

Advertising
Costs associated with advertising are expensed in the year incurred and are included in selling, marketing and administrative expenses. Advertising expenses worldwide, which comprised television, radio, print media and Internet advertising, were $0.6 billion, $0.5 billion and $0.7 billion in fiscal years 2024, 2023 and 2022, respectively.
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
In 2017, the United States enacted into law new U.S. tax legislation, the U.S. Tax Cuts and Jobs Act (TCJA). This law included provisions for a comprehensive overhaul of the corporate income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. The TCJA included a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents were taxed at a rate of 15.5% and all other earnings were taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest. These payments began in fiscal year 2018 and will continue through 2025. The final payment of $2.5 billion will be made in fiscal year 2025.
The TCJA also includes provisions for a tax on global intangible low-taxed income (GILTI). GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the TCJA. In January 2018, the FASB issued guidance that allows companies to elect as an accounting policy whether to record the tax effects of GILTI in the period the tax liability is generated (i.e., “period cost”) or provide for deferred tax assets and liabilities related to basis differences that exist and are expected to affect the amount of GILTI inclusion in future years upon reversal (i.e., “deferred method”). The Company has elected to account for GILTI under the deferred method. The deferred tax amounts recorded are based on the evaluation of temporary differences that are expected to reverse as GILTI is incurred in future periods.
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

2024 Annual Report	55

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
Confirmed obligations under the program as of December 29, 2024, and December 31, 2023, were $0.8 billion and $0.7 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.
The rollforward of the Company's valid obligations under the program were as follows:

2024
(Dollars in Millions)
Confirmed obligations - beginning of the year	$704
Invoices confirmed during the year	3,048
Confirmed invoices paid during the year	2,964
Confirmed obligations - end of the year	$788
Annual closing date
The Company follows the concept of a fiscal year, which ends on the Sunday nearest to the end of the month of December. Normally each fiscal year consists of 52 weeks, but every five or six years the fiscal year consists of 53 weeks, and therefore includes additional shipping days, as was the case in fiscal year 2020, and will be the case again in fiscal year 2026.

2. Cash, cash equivalents and current marketable securities
At the end of the fiscal year 2024 and 2023, cash, cash equivalents and current marketable securities comprised:

(Dollars in Millions)	2024
	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$2,918	—	2,918	2,918	—
Non-U.S. Sovereign Securities(1)	120	—	120	—	120
U.S. Reverse repurchase agreements	7,100	—	7,100	7,100	—
Money market funds	6,123	—	6,123	6,123	—
Time deposits(1)	1,045	—	1,045	1,045	—
Subtotal	$17,306	—	17,306	17,186	120

U.S. Gov't Securities	$6,815	1	6,816	6,796	20
Other Sovereign Securities	176	—	176	83	93
Corporate and other debt securities	224	—	224	40	184
Subtotal available for sale(2)	$7,215	1	7,216	6,919	297

Total cash, cash equivalents and current marketable securities				$24,105	417

(Dollars in Millions)	2023
	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,340	—	3,340	3,340	—
Non-U.S. Sovereign Securities(1)	522	—	522	174	348
U.S. Reverse repurchase agreements	4,377	—	4,377	4,377	—
Corporate debt securities(1)	338	—	338	189	149
Money market funds	4,814	—	4,814	4,814	—
Time deposits(1)	662	—	662	662	—
Subtotal	14,053	—	14,053	13,556	497

U.S. Gov't Securities	$8,562	—	8,562	8,259	303
U.S. Gov't Agencies	71	(1)	70	—	70
Other Sovereign Securities	5	—	5	1	4
Corporate and other debt securities	237		237	43	194
Subtotal available for sale(2)	$8,875	(1)	8,874	8,303	571

Total cash, cash equivalents and current marketable securities				$21,859	1,068
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

2024 Annual Report	57

The contractual maturities of the available for sale debt securities at December 29, 2024 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$7,204	7,205
Due after one year through five years	11	11
Due after five years through ten years	—	—
Total debt securities	$7,215	7,216
The Company invests its excess cash in both deposits with major banks throughout the world and other high-quality money market instruments. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating.
3. Inventories
At the end of fiscal years 2024 and 2023, inventories comprised:

(Dollars in Millions)	2024	2023
Raw materials and supplies	$2,337	2,355
Goods in process	2,815	1,952
Finished goods	7,292	6,874
Total inventories	$12,444	11,181
4. Property, plant and equipment
At the end of fiscal years 2024 and 2023, property, plant and equipment at cost and accumulated depreciation were:

(Dollars in Millions)	2024	2023
Land and land improvements	$718	795
Buildings and building equipment	12,317	12,375
Machinery and equipment	29,444	28,979
Construction in progress	6,289	5,627
Total property, plant and equipment, gross	$48,768	47,776
Less accumulated depreciation	28,250	27,878
Total property, plant and equipment, net	$20,518	19,898
The Company capitalizes interest expense as part of the cost of construction of facilities and equipment. Interest expense capitalized in fiscal years 2024, 2023 and 2022 was $79 million, $70 million and $49 million, respectively.
Depreciation expense, including the amortization of capitalized interest in fiscal years 2024, 2023 and 2022 was $2.8 billion, $2.6 billion and $2.4 billion, respectively.
Upon retirement or other disposal of property, plant and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds are recorded in earnings.

5. Intangible assets and goodwill
At the end of fiscal years 2024 and 2023, the gross and net amounts of intangible assets were:

(Dollars in Millions)	2024	2023
Intangible assets with definite lives:
Patents and trademarks — gross(1)	$44,695	40,417
Less accumulated amortization	(26,124)	(24,808)
Patents and trademarks — net	$18,571	15,609
Customer relationships and other intangibles — gross	$20,310	20,322
Less accumulated amortization	(13,544)	(12,685)
Customer relationships and other intangibles — net(2)	$6,766	7,637
Intangible assets with indefinite lives:
Trademarks(1)	—	1,714
Purchased in-process research and development	12,281	9,215
Total intangible assets with indefinite lives	$12,281	10,929
Total intangible assets — net	$37,618	34,175
(1)In September 2024, the Company announced changes to its MedTech brand identity and the $1.7 billion of trademarks associated with the DePuy Synthes business were reclassified from indefinite lived to definite lived and will be amortized over a 25 year period.
(2)The majority is comprised of customer relationships
Goodwill as of December 29, 2024 and December 31, 2023, as allocated by segment of business, was as follows:

(Dollars in Millions)	Innovative Medicine	MedTech		Total
Goodwill at January 1, 2023	$10,184	25,863		36,047
Goodwill, related to acquisitions	—	—		—
Goodwill, related to divestitures	—	—		—
Currency translation/other	223	288	*	511
Goodwill at December 31, 2023	10,407	26,151		36,558
Goodwill, related to acquisitions	640	7,569		8,209
Goodwill, related to divestitures	—	(56)		(56)
Currency translation/other	(355)	(156)		(511)
Goodwill at December 29, 2024	$10,692	33,508		44,200
*    Includes purchase price allocation adjustments for Abiomed
The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 18 years. The amortization expense of amortizable assets included in Cost of products sold was $4.5 billion, $4.5 billion and $3.9 billion before tax, for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Intangible asset write-downs are included in Other (income) expense, net.
The estimated amortization expense related to intangible assets for approved products, before tax, for the five succeeding years is approximately:

(Dollars in Millions)
2025	2026	2027	2028	2029
$4,000	3,400	2,800	2,200	2,200
See Note 18 to the Consolidated Financial Statements for additional details related to acquisitions and divestitures.

2024 Annual Report	59

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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of December 29, 2024 and December 31, 2023, the total amount of cash collateral paid by the Company under the CSA amounted to $2.2 billion and $4.0 billion net respectively, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low, because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of December 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.1 billion, $40.5 billion and $9.0 billion, respectively. As of December 31, 2023, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $42.9 billion, $39.7 billion and $10.0 billion, respectively.
All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Cash exchanged for derivatives is primarily in cash flows from operating activities.
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
As of December 29, 2024, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $1.7 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 13. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedges. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

The following table is a summary of the activity related to derivatives and hedges for the fiscal years ended December 29, 2024 and December 31, 2023, net of tax:

	December 29, 2024					December 31, 2023
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	64	—	—	—	—	168	—
Derivatives designated as hedging instruments	—	—	—	(64)	—	—	—	—	(168)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	$—	—	—	148	—	—	—	—	130	—
Amount of gain or (loss) recognized in AOCI	—	—	—	148	—	—	—	—	130	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	2	426	33	—	6	7	186	(37)	—	8

Amount of gain or (loss) recognized in AOCI	(7)	(156)	80	—	21	10	447	(18)	—	9

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	247	—	—	—	—	275	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	(597)	—	—	—	—	(156)	—

2024 Annual Report	61

As of December 29, 2024 and December 31, 2023, the following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Long-term Debt	$7,935	$8,862	$(1,132)	$(1,216)

The following table is the effect of derivatives not designated as hedging instrument for the fiscal years ended
December 29, 2024 and December 31, 2023:

(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Gain/(Loss) Recognized In Income on Derivative
Derivatives Not Designated as Hedging Instruments		December 29, 2024	December 31, 2023
Foreign Exchange Contracts	Other (income) expense	$8	(60)
The following table is the effect of net investment hedges for the fiscal years ended December 29, 2024 and
December 31, 2023:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income Into Income	Gain/(Loss) Reclassified from Accumulated OCI Into Income
(Dollars in Millions)	December 29, 2024	December 31, 2023		December 29, 2024	December 31, 2023
Debt	$282	(131)	Interest (income) expense	—	—
Cross Currency interest rate swaps	$955	642	Interest (income) expense	—	—
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
The following table is a summary of the activity related to equity investments for the fiscal years ended December 29, 2024 and December 31, 2023:

	December 31, 2023			December 29, 2024
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/ Other(2)	Carrying Value	Non-Current Other Assets
Equity Investments with readily determinable value *	$4,473	(17)	(4,005)	451	451

Equity Investments without readily determinable value	$696	(197)	274	773	773

	January 1, 2023			December 31, 2023
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income(1)	Sales/ Purchases/ Other(2)	Carrying Value	Non-Current Other Assets
Equity Investments with readily determinable value *	$576	(368)	4,265	4,473	4,473

Equity Investments without readily determinable value	$613	1	82	696	696
(1)Recorded in Other Income/Expense
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
For the fiscal years ended December 29, 2024 and December 31, 2023 for equity investments without readily determinable market values, $171 million and $1 million, respectively, of the changes in fair value reflected in net income were the result of impairments. There were impacts of $26 million and $27 million, respectively, of changes in the fair value reflected in net income due to changes in observable prices and gains on the disposal of investments.
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
The following three levels of inputs are used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

2024 Annual Report	63

The Company’s significant financial assets and liabilities measured at fair value as of the fiscal year ended December 29, 2024 and December 31, 2023 were as follows:

	2024				2023
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	660	—	660	539
Interest rate contracts(2)	—	1,484	—	1,484	988
Total	$—	2,144	—	2,144	1,527
Liabilities:
Forward foreign exchange contracts	—	794	—	794	624
Interest rate contracts(2)	—	3,753	—	3,753	5,338
Total	$—	4,547	—	4,547	5,962
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	50	—	50	64
Liabilities:
Forward foreign exchange contracts	—	17	—	17	75
Available For Sale Other Investments:
Equity investments(3)	451	—	—	451	4,473
Debt securities(4)	—	7,216	—	7,216	8,874
Other Liabilities
Contingent Consideration(5)	$		1,217	1,217	1,092

Gross to Net Derivative Reconciliation	2024	2023
(Dollars in Millions)
Total Gross Assets	$2,194	1,591
Credit Support Agreements (CSA)	(2,172)	(1,575)
Total Net Asset	22	16

Total Gross Liabilities	4,564	6,037
Credit Support Agreements (CSA)	(4,412)	(5,604)
Total Net Liabilities	$152	433

Summarized information about changes in liabilities for contingent consideration is as follows:

	2024	2023	2022
(Dollars in Millions)
Beginning Balance	$1,092	1,120	533
Changes in estimated fair value	88	29	(194)
Additions(6)	112	—	792
Payments/Other	(75)	(57)	(11)
Ending Balance(5)	$1,217	1,092	1,120
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
(5)Includes $1,217 million, $1,092 million and $1,116 million, classified as non-current other liabilities as of December 29, 2024,
December 31, 2023 and January 1, 2023, respectively. Includes $4 million classified as current liabilities as of January 1, 2023.
(6)In fiscal year 2024, the Company recorded $105 million of contingent consideration related to Proteologix. In fiscal year 2022, the Company recorded $704 million of contingent consideration related to Abiomed.
See Notes 2 and 7 for financial assets and liabilities held at carrying amount on the Consolidated Balance Sheet.

2024 Annual Report	65

7. Borrowings
The components of long-term debt are as follows:

(Dollars in Millions)	2024		Effective Rate %	2023		Effective Rate %
0.650% Notes due 2024 (750MM Euro 1.1090)(3)	$—		—%	$831	(3)	0.68%
5.50% Notes due 2024 (500MM GBP 1.2756)(3)	—		—	637	(3)	6.75
2.625% Notes due 2025	750		2.63	750		2.63
0.55% Notes due 2025	999		0.57	950		0.57
2.46% Notes due 2026	1,999		2.47	1,997		2.47
2.95% Notes due 2027	927		2.96	900		2.96
0.95% Notes due 2027	1,458		0.96	1,419		0.96
1.150% Notes due 2028 (750MM Euro 1.0401)(2)/(750MM Euro 1.1090)(3)	777	(2)	1.21	828	(3)	1.21
2.90% Notes due 2028	1,498		2.91	1,497		2.91
6.95% Notes due 2029	298		7.14	298		7.14
4.80% Debentures due 2029	1,146		4.83	—		—
1.30% Notes due 2030	1,646		1.30	1,630		1.30
4.90% Debentures due 2031	1,145		4.92	—		—
3.20% Debenture due 2032 (700M EUR 1.0401)(2)	725	(2)	3.21	—		—
4.95% Debentures due 2033	499		4.95	499		4.95
4.375% Notes due 2033	854		4.24	854		4.24
4.95% Debentures due 2034	846		4.96	—		—
1.650% Notes due 2035 (1.5B Euro 1.0401)(2)/(1.5B Euro 1.1090)(3)	1,550	(2)	1.68	1,652	(3)	1.68
3.35% Debentures due 2036 (800MM EUR 1.0401)(2)	827	(2)	3.37	—		—
3.587% Notes due 2036	869		3.59	864		3.59
5.95% Notes due 2037	994		5.99	994		5.99
3.625% Notes due 2037	1,358		3.64	1,357		3.64
5.85% Debentures due 2038	697		5.85	697		5.85
3.40% Notes due 2038	993		3.42	993		3.42
4.50% Debentures due 2040	541		4.63	541		4.63
2.10% Notes due 2040	845		2.14	849		2.14
4.85% Notes due 2041	297		4.89	297		4.89
4.50% Notes due 2043	496		4.52	496		4.52
3.55% Debentures due 2044 (1B EUR 1.0401)(2)	1,030	(2)	3.58	—		—
3.73% Notes due 2046	1,978		3.74	1,977		3.74
3.75% Notes due 2047	822		3.76	832		3.76
3.500% Notes due 2048	744		3.52	743		3.52
2.250% Notes due 2050	808		2.29	826		2.29

5.25% Debentures due 2054	843		5.26		—		—
2.450% Notes due 2060	1,058		2.49		1,073		2.49
Other	83		—		69		—
Subtotal	32,400	(4)	3.36%	(1)	27,350	(4)	2.98%	(1)
Less current portion	1,749				1,469
Total long-term debt	$30,651				$25,881
(1)Weighted average effective rate.
(2)Translation rate at December 29, 2024.
(3)Translation rate at December 31, 2023.
(4)The excess of the carrying value over the fair value of debt was $2.0 billion and $1.0 billion at the end of fiscal year 2024 and fiscal year 2023, respectively.
Fair value of the long-term debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The Company has access to substantial sources of funds at numerous banks worldwide. In June 2024, the Company secured a new 364-day Credit Facility of $10 billion, which expires on June 25, 2025. Interest charged on borrowings under the credit line agreement is based on either the Term SOFR Reference Rate or other applicable market rates as allowed under the terms of the agreement, plus applicable margins. Commitment fees under the agreements are not material.
Throughout fiscal years 2024 and 2023, the Company continued to have access to liquidity through the commercial paper market. Short-term borrowings and the current portion of long-term debt amounted to approximately $6.0 billion and $3.5 billion at the end of fiscal years 2024 and 2023, respectively. The current portion of the long-term debt was $1.7 billion and $1.5 billion in 2024 and 2023, respectively, and the remainder is commercial paper and local borrowing by international subsidiaries.
The current debt balance as of December 29, 2024 includes $4.1 billion of commercial paper which has a weighted average interest rate of 4.46% and a weighted average maturity of approximately two months. The current debt balance as of December 31, 2023 includes $2.0 billion of commercial paper which has a weighted average interest rate of 5.37% and a weighted average maturity of approximately two months.
Aggregate maturities of long-term debt obligations commencing in 2025 are:

(Dollars in Millions)
2025	2026	2027	2028	2029	After 2029
$1,749	1,999	2,385	2,275	1,444	22,548
8. Income taxes
The provision for taxes on income on continuing operations consists of:

(Dollars in Millions)	2024	2023	2022
Currently payable:
U.S. taxes	$2,200	2,705	2,274
International taxes	2,604	3,090	2,295
Total currently payable	4,804	5,795	4,569
Deferred:
U.S. taxes	(2,539)	(3,440)	(1,990)
International taxes	356	(619)	410
Total deferred	(2,183)	(4,059)	(1,580)
Provision for taxes on income	$2,621	1,736	2,989

2024 Annual Report	67

A comparison of income tax expense at the U.S. statutory rate of 21% in fiscal years 2024, 2023 and 2022, to the Company’s effective tax rate is as follows:

(Dollars in Millions)	2024	2023	2022
U.S.	$(458)	(2,033)	4,606
International	17,145	17,095	14,753
Earnings before taxes on income:	$16,687	15,062	19,359
Tax rates:
U.S. statutory rate	21.0%	21.0	21.0
International operations(1)	(5.2)	(8.1)	(5.0)
U.S. tax settlements	1.0	(3.0)	—
U.S. taxes on international income(2)	(2.6)	(0.3)	(1.1)
U.S. state taxes	1.5	1.0	0.3
Tax benefits on share-based compensation	(0.6)	(0.8)	(1.4)
All other	0.6	1.7	1.6
Effective Rate	15.7%	11.5	15.4
(1)International operations reflect the impacts of operations in jurisdictions with statutory tax rates different than the U.S., particularly Ireland, Switzerland, and Belgium, which is a favorable impact on the effective tax rate as compared with the U.S. statutory rate.
(2)Includes the net impact of the GILTI tax, the Foreign-Derived Intangible Income deduction and other foreign income that is taxable under the U.S. tax code as well as related foreign tax credits.
The fiscal year 2024 effective tax rate increased 4.2% as compared to the fiscal year 2023 effective tax rate. The primary drivers of this change are discussed below.
In fiscal year 2024, The Company had more income in higher tax jurisdictions compared to fiscal year 2023, primarily in the U.S. where the Company recorded a charge of approximately $5.1 billion in the fiscal year of 2024 versus approximately $7.0 billion in the fiscal year of 2023, both for the talc matters in the United States. Both charges were recorded at an effective U.S. tax rate of approximately 21% (for further information see Note 19 to the Consolidated Financial Statements).
Additionally in the fiscal year 2024, the effective tax rate was unfavorably impacted by legislative changes that went into effect for Pillar Two in some of the Company's foreign jurisdictions which are reflected in International operations on the Company’s effective tax rate reconciliation. Also in fiscal year 2024, the Company generated incremental U.S. foreign tax credits related to income sourced and taxed outside the United States and is reflected in U.S. taxes on international income on the Company’s effective tax rate reconciliation. In 2024, the Company finalized multi-year transfer pricing agreements with the U.S. Internal Revenue Service (IRS) and certain other foreign jurisdictions. The U.S portion of the agreements were partially offset by the related tax adjustments in the foreign jurisdictions which are reflected in U.S tax settlements and International operations, respectively, on the Company’s effective rate reconciliation.
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

•approximately $0.3 billion of U.S. deferred tax benefit on the GILTI deferred tax related to an election made by an international subsidiary resulting in a decrease in local deferred tax assets. This has been reflected in the U.S. taxes on international income on the Company’s effective tax rate reconciliation.
The Company also had lower income in higher tax jurisdictions vs. fiscal year 2022, primarily in the U.S. where the Company recorded an approximately $7.0 billion charge related to talc matters in the United States at an effective tax rate of 21.1% (for further information see Note 19 to the Consolidated Financial Statements).
Temporary differences and carryforwards at the end of fiscal years 2024 and 2023 were as follows:

	2024 Deferred Tax		2023 Deferred Tax
(Dollars in Millions)	Asset	Liability	Asset	Liability
Employee related obligations	$372		586
Stock based compensation	717		686
Depreciation of property, plant and equipment		(833)		(902)
Goodwill and intangibles		(3,261)		(1,252)
R&D capitalized for tax	4,398		3,595
Reserves & liabilities	4,444		3,816
Inventory related	371		359
Operating loss carryforwards	2,298		2,145
Undistributed foreign earnings	1,931	(1,492)	1,801	(1,695)
Global intangible low-taxed income		(1,589)		(2,731)
Miscellaneous international	1,212		831
Miscellaneous U.S.	1,083			(4)
Total deferred income taxes	16,826	(7,175)	13,819	(6,584)
Valuation allowances	(1,638)		(1,149)
Total deferred income taxes net of valuation allowances	15,188	(7,175)	12,670	(6,584)
The Company has wholly-owned international subsidiaries that have cumulative net losses. The Company believes that it is more likely than not that these subsidiaries will generate future taxable income sufficient to partially utilize these deferred tax assets. In certain jurisdictions, valuation allowances have been recorded against deferred tax assets for loss carryforwards that are not more likely than not to be realized. The net operating loss carryforwards for these international subsidiaries that do not have an indefinite carryforward period will begin to expire in 2025 for various amounts.
The following table summarizes the activity related to valuation allowances for continuing operations:

(Dollars in Millions)	2024	2023
Beginning of year	$1,149	775
Provision	451	355
Utilization	—	(116)
Foreign currency translation	(46)	25
Net acquisitions / (dispositions/liquidations)	84	110
End of year	$1,638	$1,149

2024 Annual Report	69

The following table summarizes the activity related to unrecognized tax benefits for continuing operations:

(Dollars in Millions)	2024	2023	2022
Beginning of year	$2,485	3,716	3,210
Increases related to current year tax positions	176	239	523
Increases related to prior period tax positions	129	244	143
Decreases related to prior period tax positions	(147)	(781)	(148)
Settlements	(583)	(880)	(1)
Lapse of statute of limitations	(40)	(53)	(11)
End of year	$2,020	2,485	3,716
As of December 29, 2024 the Company had approximately $2.0 billion of unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress with a number of tax authorities. With respect to the United States, the Internal Revenue Service (IRS) has completed its audit for the tax years through 2016 and has commenced the audit for tax years 2017 through 2020. The Company recently finalized multi-year transfer pricing agreements with the IRS and certain other foreign jurisdictions in the fiscal fourth quarter of 2024.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audits go back to the year 2013. The Company believes it is possible that some tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions. The Company anticipates a change in uncertain tax positions of approximately $200 million in certain jurisdictions in the next twelve months due to the expected expiration of the statute of limitations. However, generally the Company is not able to provide a reasonably reliable estimate of the timing of any other future tax payments, audit settlements, or changes in uncertain tax positions.
The Company classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest expense and penalties related to unrecognized tax benefits are classified as income tax expense. The Company recognized after tax interest expense of $217 million, $99 million and $136 million in fiscal years 2024, 2023 and 2022, respectively. The total amount of accrued interest was $274 million and $264 million in fiscal years 2024 and 2023, respectively.
9. Employee related obligations
At the end of fiscal 2024 and fiscal 2023, employee related obligations recorded on the Consolidated Balance Sheets were:

(Dollars in Millions)	2024	2023
Pension benefits	$2,968	3,129
Postretirement benefits	1,920	1,963
Postemployment benefits	2,910	2,527
Deferred compensation	49	68
Total employee obligations	7,847	7,687
Less current benefits payable	592	538
Employee related obligations — non-current	$7,255	7,149
Prepaid employee related obligations of $6,046 million and $4,992 million for 2024 and 2023, respectively, are included in Other assets on the Consolidated Balance Sheets.

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
In the U.S., non-union pension benefits for employees hired before January 1, 2015 are primarily based on the employee’s compensation during the last five years before retirement and the number of years of service (the Final Average Pay formula). U.S. pension benefits for employees hired after 2014, are calculated using a different formula based on employee compensation over total years of service (the Retirement Value formula).
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
In 2024 and 2023 the Company used December 31, 2024 and December 31, 2023, respectively, as the measurement date for all U.S. and international retirement and other benefit plans.
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans for 2024, 2023 and 2022 include the following components:

	Retirement Plans			Other Benefit Plans
(Dollars in Millions)	2024	2023	2022	2024	2023	2022
Service cost	$948	893	1,319	277	264	320
Interest cost	1,402	1,437	908	209	214	104
Expected return on plan assets	(2,560)	(2,716)	(2,756)	(7)	(7)	(8)
Amortization of prior service cost	(184)	(184)	(184)	(2)	(2)	(5)
Recognized actuarial losses (gains)	174	(199)	650	53	23	122
Curtailments and settlements	(2)	93	1	—	(5)	—
Net periodic benefit cost (credit)	$(222)	(676)	(62)	530	487	533
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

2024 Annual Report	71

The following table represents the weighted-average actuarial assumptions:

	Retirement Plans			Other Benefit Plans
Worldwide Benefit Plans	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost
Service cost discount rate	4.39%	4.85	2.46	5.09	5.40	2.59
Interest cost discount rate	4.95%	5.25	2.80	5.12	5.43	2.64
Rate of increase in compensation levels	3.70%	3.71	4.02	4.22	4.22	4.21
Expected long-term rate of return on plan assets	7.25%	7.21	7.25

Benefit Obligation
Discount rate	4.95%	4.58	5.01	5.54	5.11	5.42
Rate of increase in compensation levels	3.70%	3.69	4.00	4.22	4.22	4.21
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
The following table displays the assumed healthcare cost trend rates, for all individuals:

Healthcare Plans	2024	2023
Healthcare cost trend rate assumed for next year	9.33%	13.90%
Rate to which the cost trend rate is assumed to decline (ultimate trend)	4.02%	4.00%
Year the rate reaches the ultimate trend rate	2048	2048
The following table sets forth information related to the benefit obligation and the fair value of plan assets at fiscal year-end 2024 and 2023 for the Company’s defined benefit retirement plans and other post-retirement plans:

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2024	2023	2024	2023
Change in Benefit Obligation
Projected benefit obligation — beginning of year	$31,744	29,390	4,108	4,192
Service cost	948	893	277	264
Interest cost	1,402	1,437	209	214
Plan participant contributions	75	73	—	—
Amendments	—	(6)	—	—
Actuarial (gains) losses(1)	(1,245)	2,068	398	469
Divestitures & acquisitions(2)	—	(352)	—	1
Curtailments, settlements & restructuring	(121)	(238)	—	(332)
Benefits paid from plan(3)	(1,801)	(2,122)	(556)	(702)
Effect of exchange rates	(685)	601	(11)	2
Projected benefit obligation — end of year	$30,317	31,744	4,425	4,108

Change in Plan Assets
Plan assets at fair value — beginning of year	$33,607	31,496	86	78
Actual return (loss) on plan assets	2,113	3,951	15	16
Company contributions	229	268	548	694
Plan participant contributions	75	73	—	—
Settlements	(114)	(176)	—	—
Divestitures & acquisitions(2)	—	(509)	—	—
Benefits paid from plan assets(3)	(1,801)	(2,122)	(556)	(702)
Effect of exchange rates	(714)	626	—	—
Plan assets at fair value — end of year	$33,395	33,607	93	86
Funded status — end of year	$3,078	1,863	(4,332)	(4,022)
Amounts Recognized in the Company’s Balance Sheet consist of the following:
Non-current assets	$6,046	4,992	—	—
Current liabilities	(136)	(119)	(453)	(416)
Non-current liabilities	(2,832)	(3,010)	(3,879)	(3,606)
Total recognized in the consolidated balance sheet — end of year	$3,078	1,863	(4,332)	(4,022)
Amounts Recognized in Accumulated Other Comprehensive Income consist of the following:
Net actuarial loss	$3,903	4,962	691	354
Prior service cost (credit)	(1,051)	(1,236)	(4)	(6)
Unrecognized net transition obligation	—	—	—
Total before tax effects	$2,852	3,726	687	348

Accumulated Benefit Obligations — end of year	$28,883	30,139

(1)The actuarial (gains)/losses for retirement plans in 2024 and 2023 were primarily driven by changes in the discount rates.
(2)Driven by the Kenvue separation.
(3)The fiscal years 2024 and 2023 includes approximately $400 million and $800 million, respectively, transferred to a group annuity contract issued by a third-party insurer for the U.S. Salaried Pension Plan.

	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	2024	2023	2024	2023
Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Net periodic benefit cost (credit)	$(222)	(676)	530	487
Net actuarial (gain) loss	(807)	711	389	136
Amortization of net actuarial loss	(172)	199	(53)	(22)
Prior service cost (credit)	—	(2)	—	—
Amortization of prior service (cost) credit	184	185	2	2
Effect of exchange rates	(79)	103	1	—
Total loss/(income) recognized in other comprehensive income, before tax	$(874)	1,195	339	116
Total recognized in net periodic benefit cost and other comprehensive income	$(1,096)	519	869	603

2024 Annual Report	73

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
In 2024, the Company contributed $122 million and $107 million to its U.S. and international pension plans, respectively.
The following table displays the funded status of the Company's U.S. Qualified & Non-Qualified pension plans and international funded and unfunded pension plans at December 31, 2024 and December 31, 2023, respectively:

	U.S. Plans				International Plans
	Qualified Plans		Non-Qualified Plans		Funded Plans		Unfunded Plans
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Plan Assets	$22,250	22,298	—	—	11,145	11,309	—	—
Projected Benefit Obligation	18,146	19,152	1,990	2,037	10,069	10,431	112	124
Accumulated Benefit Obligation	17,726	18,557	1,949	1,982	9,115	9,498	93	102
Over (Under) Funded Status
Projected Benefit Obligation	$4,104	3,146	(1,990)	(2,037)	1,076	878	(112)	(124)
Accumulated Benefit Obligation	4,524	3,741	(1,949)	(1,982)	2,030	1,811	(93)	(102)
Plans with accumulated benefit obligations in excess of plan assets have an accumulated benefit obligation, projected benefit obligation and plan assets of $5.8 billion, $6.1 billion and $3.2 billion, respectively, at the end of 2024, and $5.8 billion, $6.1 billion and $3.1 billion, respectively, at the end of 2023.
The following table displays the projected future benefit payments from the Company’s retirement and other benefit plans:

(Dollars in Millions)	2025	2026	2027	2028	2029	2030-2034
Projected future benefit payments
Retirement plans	$1,480	1,503	1,604	1,702	1,797	10,401
Other benefit plans	$464	478	432	445	462	2,537
The following table displays the projected future minimum contributions to the unfunded retirement plans. These amounts do not include any discretionary contributions that the Company may elect to make in the future.

(Dollars in Millions)	2025	2026	2027	2028	2029	2030-2034
Projected future contributions	$133	135	140	145	150	815
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

The Company’s retirement plan asset allocation at the end of 2024 and 2023 and target allocations for 2025 are as follows:

	Percent of Plan Assets		Target Allocation
Worldwide Retirement Plans	2024	2023	2025
Equity securities	55%	58%	54%
Debt securities	45	42	46
Total plan assets	100%	100%	100%
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

2024 Annual Report	75

The following table sets forth the Retirement Plans' investments measured at fair value as of December 31, 2024 and December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs(1)		Investments Measured at Net Asset Value
	(Level 1)		(Level 2)		(Level 3)				Total Assets
(Dollars in Millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Short-term investment funds	$—	12	511	829	—	—	—	—	511	841
Government and agency securities	—	—	7,885	5,985	—	—	—	—	7,885	5,985
Debt instruments	—	—	2,321	3,899	—	—	—	—	2,321	3,899
Equity securities	7,144	7,764	—	—	—	—	—	—	7,144	7,764
Commingled funds	—	—	5,004	4,967	37	43	6,190	6,672	11,231	11,682
Other assets	—	—	88	49	128	92	4,087	3,295	4,303	3,436
Investments at fair value	$7,144	7,776	15,809	15,729	165	135	10,277	9,967	33,395	33,607
(1)The activity for the Level 3 assets is not significant for all years presented.
The Company's Other Benefit Plans are unfunded except for U.S. commingled funds (Level 2) of $93 million and $86 million at December 31, 2024 and December 31, 2023, respectively.
The fair value of Johnson & Johnson Common Stock directly held in plan assets was $13 million at December 31, 2024 and $14 million at December 31, 2023.
11. Savings plan
The Company has voluntary 401(k) savings plans designed to enhance the existing retirement programs covering eligible employees. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total Company matching contributions to the plans were $282 million, $263 million and $257 million in fiscal years 2024, 2023 and 2022, respectively.

12. Capital and treasury stock
Changes in treasury stock were:

	Treasury Stock
(Amounts in Millions Except Treasury Stock Shares in Thousands)	Shares	Amount
Balance at January 2, 2022	490,878	$39,099
Employee compensation and stock option plans	(20,007)	(3,440)
Repurchase of common stock	35,375	6,035
Balance at January 1, 2023	506,246	41,694
Employee compensation and stock option plans	(15,521)	(2,529)
Repurchase of common stock	31,085	5,079
Kenvue share exchange (Note 21)	190,955	31,418
Balance at December 31, 2023	712,765	75,662
Employee compensation and stock option plans	(15,027)	(2,389)
Repurchase of common stock	15,183	2,407
Balance at December 29, 2024	712,921	$75,680
Aggregate shares of common stock issued were approximately 3,119,843,000 shares at the end of fiscal years 2024, 2023 and 2022.
Cash dividends paid were $4.91 per share in fiscal year 2024, compared with dividends of $4.70 per share in fiscal year 2023, and $4.45 per share in fiscal year 2022.
On January 2, 2025, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on March 4, 2025 to shareholders of record as of February 18, 2025.
On September 14, 2022, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $5.0 billion of the Company's shares of common stock. The repurchase program was completed during the fiscal first quarter of 2023.
13. Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans		Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income (Loss)
January 2, 2022	$(10,017)	(3)	(2,702)		(336)	(13,058)
Net 2022 changes	(1,796)	(24)	1,805		106	91
January 1, 2023	(11,813)	(27)	(897)		(230)	(12,967)
Net 2023 changes	(3,221)	26	(1,399)		(147)	(4,741)
Kenvue Separation/IPO	4,885	—	296	*	—	5,181
December 31, 2023	(10,149)	(1)	(2,000)		(377)	(12,527)
Net 2024 changes	1,708	2	449		(1,373)	786
December 29, 2024	$(8,441)	1	(1,551)		(1,750)	(11,741)

2024 Annual Report	77

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
In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates, except for those located in highly inflationary economies (Argentina, Turkey and Venezuela). Beginning in the fiscal fourth quarter of 2024, the Company also accounted for operations in Egypt as highly inflationary. The translation of balance sheet accounts for highly inflationary economies are reflected in the operating results.
A rollforward of the changes during fiscal years 2024, 2023 and 2022 for foreign currency translation adjustments is included in Note 13.
Net currency transaction gains and losses included in Other (income) expense were losses of $214 million, $366 million and $286 million in fiscal years 2024, 2023 and 2022, respectively.

15. Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023:

(In Millions Except Per Share Amounts)	2024	2023	2022
Basic net earnings per share from continuing operations	$5.84	5.26	6.23
Basic net earnings per share from discontinued operations	—	8.62	0.60
Total net earnings per share - basic	5.84	13.88	6.83
Average shares outstanding — basic	2,407.3	2,533.5	2,625.2
Potential shares exercisable under stock option plans	77.7	94.1	140.1
Less: shares repurchased under treasury stock method	(55.6)	(67.2)	(101.4)
Adjusted average shares outstanding — diluted	2,429.4	2,560.4	2,663.9
Diluted net earnings per share from continuing operations	5.79	5.20	6.14
Diluted net earnings per share from discontinuing operations	—	8.52	0.59
Total net earnings per share - diluted	$5.79	13.72	6.73

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	54.1	43.0	0.0
16. Common stock, stock option plans and stock compensation agreements
At December 29, 2024, the Company had one active stock-based compensation plan, the 2022 Long-Term Incentive Plan. The shares outstanding are for contracts under the Company's 2012 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan expired on April 26, 2022. All awards (stock options, restricted shares units and performance share units) granted subsequent to that date were under the 2022 Long-Term Incentive Plan. Under the 2022 Long-Term Incentive Plan, the Company may issue up to 150 million shares of common stock, of which up to 110 million shares of common stock may be issued subject to stock options or stock appreciation rights and up to 40 million shares of common stock may be issued subject to full value awards. Awards will generally be counted on a 1-for-1 basis against the share reserve, provided that if more than 40 million full value awards are granted, each full value award in excess of 40 million will be counted on a 5-for-1 basis against the share reserve. Shares available for future grants under the 2022 Long-Term Incentive Plan were 111 million at the end of fiscal year 2024.
The compensation cost that has been charged against income for these plans was $1,176 million, $1,087 million and $1,028 million for fiscal years 2024, 2023 and 2022, respectively. The total income tax benefit recognized in the income statement for share-based compensation costs was $251 million, $221 million and $177 million for fiscal years 2024, 2023 and 2022, respectively. The Company also recognized additional income tax benefits of $94 million, $126 million and $267 million for fiscal years 2024, 2023 and 2022, respectively, for which options were exercised or restricted shares were vested. The total unrecognized compensation cost was $1,002 million, $907 million and $866 million for fiscal years 2024, 2023 and 2022, respectively. The weighted average period for this cost to be recognized was 1.81 years, 1.80 years and 1.80 years for fiscal years 2024, 2023, and 2022, respectively. Share-based compensation costs capitalized as part of inventory were insignificant in all periods.
The Company settles employee benefit equity issuances with treasury shares. Treasury shares are replenished through market purchases throughout the year for the number of shares used to settle employee benefit equity issuances.

2024 Annual Report	79

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
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. For 2024, 2023, and 2022 grants, expected volatility represents a blended rate of 10-year weekly historical overall volatility rate, and a 5-week average implied volatility rate based on at-the-money traded Johnson & Johnson options with a life of 2 years. For all grants, historical data is used to determine the expected life of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant.
The average fair value of options granted was $27.67, $27.85 and $23.23, in fiscal years 2024, 2023 and 2022, respectively. The fair value was estimated based on the weighted average assumptions of:

	2024	2023	2022
Risk-free rate	4.15%	3.74%	1.98%
Expected volatility	17.85%	17.69%	18.00%
Expected life (in years)	7.0	7.0	7.0
Expected dividend yield	3.10%	2.90%	2.70%
A summary of option activity under the Plan as of December 29, 2024, is presented below:

(Shares in Thousands)	Outstanding Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in Millions)
Shares at December 31, 2023	112,238	$139.88	$2,239
Options granted	13,917	157.92
Options exercised	(10,771)	107.06
Options canceled/forfeited	(2,755)	162.45
Shares at December 29, 2024	112,629	$144.69	$1,129
The total intrinsic value of options exercised was $560 million, $729 million and $1,228 million in fiscal years 2024, 2023 and 2022, respectively.

The following table summarizes stock options outstanding and exercisable at December 29, 2024:

(Shares in Thousands)	Outstanding			Exercisable
Exercise Price Range	Options	Average Life(1)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$100.06 - $101.87	13,016	0.8	$101.29	13,016	$101.29
$115.67 - $129.51	18,252	2.6	122.49	18,252	122.49
$131.94 - $151.41	25,624	4.6	142.87	25,624	142.87
$157.92 - $162.75	26,391	8.6	160.33	4,269	162.75
$164.62 - $165.89	29,346	6.6	165.29	13,522	164.64
	112,629	5.3	$144.69	74,683	$135.72
(1)Average contractual life remaining in years.
Stock options outstanding at December 31, 2023 and January 1, 2023 were 112,238 and an average life of 5.5 years and 118,672 and an average life of 5.8 years, respectively. Stock options exercisable at December 31, 2023 and January 1, 2023 were 66,998 at an average price of $123.39 and 63,661 at an average price of $113.06, respectively.
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
A summary of the restricted share units and performance share units activity under the Plans as of December 29, 2024 is presented below:

(Shares in Thousands)	Outstanding Restricted Share Units	Outstanding Performance Share Units
Shares at December 31, 2023	12,938	2,037
Granted	6,331	906
Issued	(5,454)	(808)
Canceled/forfeited/adjusted	(774)	(122)
Shares at December 29, 2024	13,041	2,013
The average fair value of the restricted share units granted was $147.51, $152.63 and $153.67 in fiscal years 2024, 2023 and 2022, respectively, using the fair market value at the date of grant. The fair value of restricted share units was discounted for dividends, which are not paid on the restricted share units during the vesting period. The fair value of restricted share units issued was $833 million, $605 million and $591 million in 2024, 2023 and 2022, respectively.
The weighted average fair value of the performance share units granted was $133.76, $145.17 and $170.46 in fiscal years 2024, 2023 and 2022, calculated using the weighted average fair market value for each of the component goals at the date of grant.
The fair values for the earnings per share goals of each performance share unit were estimated on the date of grant using the fair market value of the shares at the time of the award discounted for dividends, which are not paid on the performance share units during the vesting period. The fair value for the relative total shareholder return goal of each performance share unit was estimated on the date of grant using the Monte Carlo valuation model. The fair value of performance share units issued was $146 million, $140 million and $94 million in fiscal years 2024, 2023 and 2022, respectively.

2024 Annual Report	81

17. Segments of business and geographic areas
Following the separation of the Consumer Health business in the fiscal third quarter of 2023, the Company is now organized into two reportable segments: Innovative Medicine and MedTech. The segment results have been recast for all periods to reflect the continuing operations of the Company.
The Company’s chief operating decision maker (CODM) is the Chief Executive Officer (Principal Executive Officer). For the Innovative Medicine and MedTech segments, the CODM uses segment income before tax to allocate resources (including employees, financial, and capital resources) for each segment predominantly in the annual forecasting process. The CODM considers planning-to-actual variances on a quarterly basis to assess performance and make decisions about allocating resources to the segments.

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22

INNOVATIVE MEDICINE
Immunology
U.S.	$11,355	11,539	11,036	(1.6)%	4.6
International	6,473	6,513	5,899	(0.6)	10.4
Worldwide	17,828	18,052	16,935	(1.2)	6.6
REMICADE
U.S.	1,009	1,143	1,417	(11.7)	(19.3)
U.S. Exports	98	147	204	(33.0)	(28.0)
International	497	549	722	(9.5)	(23.9)
Worldwide	1,605	1,839	2,343	(12.8)	(21.5)
SIMPONI / SIMPONI ARIA
U.S.	1,082	1,124	1,166	(3.8)	(3.6)
International	1,108	1,073	1,017	3.3	5.4
Worldwide	2,190	2,197	2,184	(0.3)	0.6
STELARA
U.S.	6,720	6,966	6,388	(3.5)	9.0
International	3,641	3,892	3,335	(6.4)	16.7
Worldwide	10,361	10,858	9,723	(4.6)	11.7
TREMFYA
U.S.	2,443	2,147	1,844	13.7	16.5
International	1,227	999	824	22.8	21.2
Worldwide	3,670	3,147	2,668	16.6	17.9
OTHER IMMUNOLOGY
U.S.	3	11	17	(74.1)	(33.8)
International	0	0	0	—	—
Worldwide	3	11	17	(74.1)	(33.8)

Infectious Diseases
U.S.	1,354	1,500	1,680	(9.8)	(10.7)
International	2,042	2,918	3,769	(30.0)	(22.6)
Worldwide	3,396	4,418	5,449	(23.1)	(18.9)
COVID-19 VACCINE
U.S.	0	0	120	—	*
International	198	1,117	2,059	(82.4)	(45.8)

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22
Worldwide	198	1,117	2,179	(82.4)	(48.8)
EDURANT / rilpivirine
U.S.	31	35	36	(10.0)	(3.7)
International	1,241	1,115	972	11.2	14.8
Worldwide	1,272	1,150	1,008	10.6	14.1
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	1,311	1,446	1,494	(9.4)	(3.2)
International	401	408	449	(1.7)	(9.2)
Worldwide	1,712	1,854	1,943	(7.7)	(4.6)
OTHER INFECTIOUS DISEASES
U.S.	11	19	30	(41.0)	(34.5)
International	203	278	289	(26.7)	(3.8)
Worldwide	214	297	318	(27.6)	(6.7)

Neuroscience
U.S.	4,398	4,065	3,570	8.2	13.9
International	2,718	3,076	3,323	(11.6)	(7.5)
Worldwide	7,115	7,140	6,893	(0.4)	3.6
CONCERTA / methylphenidate
U.S.	134	230	151	(41.7)	52.5
International	507	554	493	(8.4)	12.2
Worldwide	641	783	644	(18.1)	21.6
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	3,125	2,897	2,714	7.9	6.7
International	1,097	1,218	1,426	(9.9)	(14.6)
Worldwide	4,222	4,115	4,140	2.6	(0.6)
SPRAVATO
U.S.	929	589	328	57.8	79.7
International	148	100	46	48.2	*
Worldwide	1,077	689	374	56.4	84.1
OTHER NEUROSCIENCE
U.S.	210	349	376	(39.8)	(7.3)
International	965	1,204	1,358	(19.8)	(11.3)
Worldwide	1,175	1,553	1,734	(24.3)	(10.4)

Oncology
U.S.	10,854	8,462	6,930	28.3	22.1
International	9,926	9,199	9,052	7.9	1.6
Worldwide	20,781	17,661	15,983	17.7	10.5
CARVYKTI
U.S.	869	469	133	85.2	*
International	94	30	—	*	*

2024 Annual Report	83

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22
Worldwide	963	500	133	92.7	*
DARZALEX
U.S.	6,588	5,277	4,210	24.8	25.4
International	5,082	4,467	3,767	13.8	18.6
Worldwide	11,670	9,744	7,977	19.8	22.2
ERLEADA
U.S.	1,282	1,065	968	20.3	10.0
International	1,717	1,322	913	29.8	44.8
Worldwide	2,999	2,387	1,881	25.6	26.9
IMBRUVICA
U.S.	1,020	1,051	1,390	(3.0)	(24.4)
International	2,018	2,214	2,394	(8.8)	(7.5)
Worldwide	3,038	3,264	3,784	(6.9)	(13.7)
TECVAYLI
U.S.	418	334	12	25.3	*
International	131	61	3	*	*
Worldwide	549	395	15	38.8	*
ZYTIGA /abiraterone acetate
U.S.	34	50	74	(32.2)	(32.1)
International	597	837	1,696	(28.6)	(50.7)
Worldwide	631	887	1,770	(28.8)	(49.9)
OTHER ONCOLOGY
U.S.	643	215	144	*	49.3
International	288	269	280	7.1	(3.9)
Worldwide	931	484	423	92.5	14.4

Pulmonary Hypertension
U.S.	3,143	2,697	2,346	16.5	15.0
International	1,140	1,117	1,071	2.0	4.3
Worldwide	4,282	3,815	3,417	12.3	11.6
OPSUMIT
U.S.	1,520	1,292	1,132	17.7	14.1
International	664	681	651	(2.4)	4.6
Worldwide	2,184	1,973	1,783	10.7	10.6
UPTRAVI
U.S.	1,511	1,326	1,104	13.9	20.1
International	307	255	218	20.1	17.3
Worldwide	1,817	1,582	1,322	14.9	19.7
OTHER PULMONARY HYPERTENSION
U.S.	112	79	110	41.8	(28.6)
International	169	182	202	(6.9)	(10.3)
Worldwide	281	260	313	7.9	(16.7)

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22
Cardiovascular / Metabolism / Other
U.S.	2,866	2,906	3,042	(1.4)	(4.5)
International	696	765	845	(9.1)	(9.4)
Worldwide	3,562	3,671	3,887	(3.0)	(5.5)
XARELTO
U.S.	2,373	2,365	2,473	0.3	(4.4)
International	—	—	—	—	—
Worldwide	2,373	2,365	2,473	0.3	(4.4)
OTHER
U.S.	494	541	569	(8.8)	(5.0)
International	696	765	845	(9.1)	(9.4)
Worldwide	1,189	1,306	1,414	(8.9)	(7.6)

TOTAL INNOVATIVE MEDICINE
U.S.	33,970	31,169	28,604	9.0	9.0
International	22,994	23,590	23,959	(2.5)	(1.5)
Worldwide	56,964	54,759	52,563	4.0	4.2

MEDTECH
Cardiovascular (1)
U.S.	4,513	3,633	2,169	24.2	67.5
International	3,194	2,717	2,131	17.6	27.5
Worldwide	7,707	6,350	4,300	21.4	47.7
ELECTROPHYSIOLOGY
U.S.	2,738	2,458	2,036	11.4	20.7
International	2,529	2,230	1,901	13.4	17.3
Worldwide	5,267	4,688	3,937	12.3	19.1
ABIOMED(2)
U.S.	1,213	1,066	31	13.7	*
International	284	240	—	18.2	*
Worldwide	1,496	1,306	31	14.5	*
SHOCKWAVE(3)
U.S.	442	—	—	*	*
International	122	—	—	*	*
Worldwide	564	—	—	*	*
OTHER CARDIOVASCULAR(1)
U.S.	120	109	102	10.7	6.7
International	260	247	230	5.3	7.3
Worldwide	380	356	332	6.9	7.1
Orthopaedics
U.S.	5,689	5,525	5,321	3.0	3.8
International	3,470	3,417	3,267	1.5	4.6
Worldwide	9,158	8,942	8,587	2.4	4.1

2024 Annual Report	85

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22
HIPS
U.S.	1,057	996	943	6.2	5.6
International	581	564	571	3.0	(1.2)
Worldwide	1,638	1,560	1,514	5.0	3.0

KNEES
U.S.	922	896	851	2.9	5.3
International	623	559	508	11.3	10.2
Worldwide	1,545	1,456	1,359	6.1	7.1
TRAUMA
U.S.	2,013	1,949	1,882	3.3	3.6
International	1,036	1,030	989	0.6	4.1
Worldwide	3,049	2,979	2,871	2.3	3.8
SPINE, SPORTS & OTHER
U.S.	1,696	1,684	1,645	0.7	2.4
International	1,230	1,263	1,198	(2.6)	5.4
Worldwide	2,926	2,947	2,843	(0.7)	3.7
Surgery
U.S.	4,003	4,031	3,897	(0.7)	3.4
International	5,842	6,006	5,793	(2.7)	3.7
Worldwide	9,845	10,037	9,690	(1.9)	3.6
ADVANCED
U.S.	1,838	1,833	1,784	0.2	2.8
International	2,650	2,837	2,785	(6.6)	1.9
Worldwide	4,488	4,671	4,569	(3.9)	2.2
GENERAL
U.S.	2,165	2,198	2,113	(1.5)	4.0
International	3,192	3,168	3,008	0.8	5.3
Worldwide	5,358	5,366	5,121	(0.2)	4.8
Vision
U.S.	2,128	2,086	1,990	2.0	4.8
International	3,018	2,986	2,859	1.1	4.5
Worldwide	5,146	5,072	4,849	1.5	4.6
CONTACT LENSES / OTHER
U.S.	1,684	1,626	1,522	3.6	6.8
International	2,049	2,076	2,022	(1.3)	2.7
Worldwide	3,733	3,702	3,543	0.8	4.5
SURGICAL
U.S.	444	460	468	(3.4)	(1.8)
International	969	910	837	6.5	8.6
Worldwide	1,413	1,370	1,306	3.2	4.9

	Sales to Customers			% Change
(Dollars in Millions)	2024	2023	2022	’24 vs. ’23	’23 vs. ’22
TOTAL MEDTECH
U.S.	16,332	15,275	13,377	6.9	14.2
International	15,525	15,125	14,050	2.6	7.7
Worldwide	31,857	30,400	27,427	4.8	10.8

WORLDWIDE

U.S.	50,302	46,444	41,981	8.3	10.6
International	38,519	38,715	38,009	(0.5)	1.9
Worldwide	$88,821	85,159	79,990	4.3%	6.5
*    percentage greater than 100% or not meaningful
(1)Previously referred to as Interventional Solutions
(2)Acquired on December 22, 2022
(3)Acquired on May 31, 2024

	Income Before Tax by Segment
(Dollars in Millions)	2024 (3)			2023 (4)			2022 (5)
	Innovative Medicine	MedTech	Total	Innovative Medicine	MedTech	Total	Innovative Medicine	MedTech	Total
Sales to customers	$56,964	31,857		54,759	30,400		52,563	27,427
Cost of products sold	14,036	13,345		13,715	12,722		14,066	10,397
Selling, marketing and administrative	10,906	10,812		9,842	10,476		9,714	9,537
Research and development expense	13,529	3,703		11,963	3,122		11,642	2,493
Other segment items (1)	(426)	257		993	(589)		1,494	553
Segment income before tax	$18,919	3,740	22,659	18,246	4,669	22,915	15,647	4,447	20,094
Less: Expense not allocated to segments (2)			5,972			7,853			735
Worldwide total			$16,687			15,062			19,359

	Identifiable Assets
(Dollars in Millions)	2024	2023
Innovative Medicine	$57,070	58,324
MedTech	84,322	74,710
Total	141,392	133,034
General corporate (6)	38,712	34,524
Worldwide total	$180,104	167,558

2024 Annual Report	87

	Additions to Property, Plant & Equipment			Depreciation and Amortization
(Dollars in Millions)	2024	2023	2022	2024	2023	2022
Innovative Medicine	$1,710	1,653	1,374	$3,760	3,847	3,687
MedTech	2,443	2,372	2,120	3,237	2,943	2,302
Segments total	4,153	4,025	3,494	6,997	6,790	5,989
Discontinued operations	—	162	303	—	383	641
General corporate	271	356	212	342	313	340
Worldwide total	$4,424	4,543	4,009	$7,339	7,486	6,970

	Sales to Customers			Long-Lived Assets (7)
(Dollars in Millions)	2024	2023	2022	2024	2023
United States	$50,302	46,444	41,981	$70,670	54,832
Europe	20,212	20,410	20,664	27,267	31,616
Western Hemisphere excluding U.S.	4,714	4,549	4,108	1,728	1,491
Asia-Pacific, Africa	13,593	13,756	13,237	1,454	1,500
Segments total	88,821	85,159	79,990	101,119	89,439
General corporate				1,217	1,192
Other non long-lived assets				77,768	76,927
Worldwide total	$88,821	85,159	79,990	$180,104	167,558
See Note 1 for a description of the segments in which the Company operates.
Export sales are not significant. In fiscal year 2024, the Company utilized three wholesalers distributing products for both segments that represented approximately 20.5%, 15.6% and 12.3% of the total gross revenues. In fiscal year 2023, the Company had three wholesalers distributing products for both segments that represented approximately 18.2%, 15.1% and 14.2% of the total gross revenues. In fiscal year 2022, the Company had three wholesalers distributing products for all three segments that represented approximately 18.9%, 15.0%, and 13.8% of the total gross revenues.
(1)Other segment expenses for each reportable segment include charges related to other income and expenses, restructuring activities and impairment charges related to in-process research and development.
(2)Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal years 2024 and 2023 include charges for talc matters of approximately $5.1 billion and $7 billion, respectively (See Note 19, Legal proceedings, for additional details). The fiscal year 2024 includes a loss of approximately $0.4 billion related to the debt to equity exchange of the Company's remaining shares of Kenvue Common Stock. The fiscal year 2023 includes the unfavorable change in the fair value of the retained stake in Kenvue of approximately $0.4 billion.
(3)Innovative Medicine segment income before tax includes:
•Acquired in-process research & development expense of $1.25 billion to secure the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition)
•Monetization of royalty rights of $0.3 billion
•Litigation expense of $0.3 billion primarily related to Risperdal Gynecomastia
•An intangible asset impairment charge of approximately $0.2 billion associated with the M710 (biosimilar) asset acquired as part of the acquisition of Momenta Pharmaceuticals in 2020.
•A restructuring related charge of $0.1 billion
•One-time COVID-19 Vaccine manufacturing exit related costs of $0.1 billion
•Favorable changes in the fair value of securities of $0.1 billion
MedTech segment income before tax includes:
•Acquisition and integration related costs of $1.0 billion primarily related to the acquisition of Shockwave

•Acquired in-process research and development expense of $0.5 billion from the V-Wave acquisition
•A gain of $0.2 billion related to the Acclarent divestiture
•A Medical Device Regulation charge of $0.2 billion
•A restructuring related charge of $0.2 billion
(4)Innovative Medicine segment income before tax includes:
•One-time COVID-19 Vaccine manufacturing exit related costs of $0.7 billion
•A restructuring related charge of $0.5 billion
•Unfavorable changes in the fair value of securities of $0.4 billion
•Favorable litigation related items of $0.1 billion
•Loss on divestiture of $0.2 billion.
•An intangible asset impairment charge of approximately $0.2 billion related to market dynamics associated with a non-strategic asset (M710) acquired as part of the acquisition of Momenta Pharmaceuticals in 2020.
MedTech segment income before tax includes:
•Acquired in-process research and development expense of $0.4 billion related to the Laminar acquisition in 2023
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.2 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
•Income from litigation settlements of $0.1 billion
(5)Innovative Medicine segment income before tax includes:
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
MedTech segment income before tax includes:
•Litigation expense of $0.6 billion primarily for pelvic mesh related costs
•A restructuring related charge of $0.3 billion
•Acquisition and integration related costs of $0.3 billion primarily related to the acquisition of Abiomed
•A Medical Device Regulation charge of $0.3 billion
(6) General corporate includes cash, cash equivalents, marketable securities and other corporate assets.
(7)Long-lived assets include property, plant and equipment, net for fiscal years 2024, and 2023 of $20,518 and $19,898, respectively, and intangible assets and goodwill, net for fiscal years 2024 and 2023 of $81,818 and $70,733, respectively.

2024 Annual Report	89

18. Acquisitions and divestitures
Subsequent to the fiscal year end 2024, the Company announced it has entered into a definitive agreement to acquire Intra-Cellular Therapies, Inc. (Nasdaq: ITCI), a biopharmaceutical company focused on the development and commercialization of therapeutics for central nervous system (CNS) disorders, for $132.00 per share in cash for a total equity value of approximately $14.6 billion. The Company expects to fund the transaction through a combination of cash on hand and debt. The closing of the transaction is expected to occur later this year subject to applicable regulatory approvals, approval by Intra-Cellular Therapies’ stockholders and other customary closing conditions for a transaction of this type. The results of operations will be included in the Innovative Medicine segment beginning on the acquisition date.
Business combinations
Acquisitions of a business are accounted for as business combinations applying the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. The results of operations of these acquisitions have been included in the Company’s financial statements from their respective dates of acquisition.
During the fiscal year 2024, certain businesses were acquired for $15.1 billion, net of cash acquired. The fiscal year 2024 acquisitions primarily included; Ambrx Biopharma, Inc., Shockwave Medical Inc., and Proteologix, Inc. The remaining acquisitions were not material.
On June 20, 2024, the Company completed the acquisition of Proteologix, Inc., a privately held biotechnology company focused on bispecific antibodies for immune-mediated diseases, for approximately $0.8 billion net of cash acquired, with potential for an additional milestone payment. The results of operations are included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $1.2 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $0.9 billion, goodwill for $0.3 billion, and $0.3 billion of liabilities assumed which included $0.1 billion related to a contingent consideration. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. A probability of success factor ranging from 30% to 45% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 16%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal 2024 were not material.
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

Details of the fair value amounts recognized for assets acquired and liabilities assumed as of the purchase date and at the end of fiscal year 2024, which includes measurement period adjustments, are included in the table below. As the acquisition occurred in May 2024, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change.

(Dollars in Billions)	May 31, 2024	December 29, 2024
Assets acquired:
Cash	$1.1	$1.1
Goodwill	7.5	7.6
Amortizable intangibles	5.3	5.3
IPR&D	0.6	0.6
Inventory	0.5	0.5
Other assets	0.5	0.4
Total assets acquired	$15.5	$15.5

Liabilities assumed:
Deferred taxes	$1.5	$1.5
Notes payable*	1.0	1.0
Accrued liabilities**	0.4	0.4
Total liabilities assumed	$2.9	$2.9

Net assets acquired	$12.6	$12.6

Net assets acquired as of May 31, 2024	$12.6
Less: Cash acquired	1.1
Equity awards settled	0.6
Settlement of Note payable*	1.0
Total enterprise value as of June 30, 2024	$13.1
*    Represents the convertible debt which was subsequently paid in the fiscal second quarter of 2024.
**    Includes $0.2 billion of equity awards
The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal 2024 were $0.9 billion of which $0.4 billion was related to the fair value of the inventory step-up and was recorded in Cost of products sold and $0.5 billion primarily related to equity awards and was recorded in Other (income) expense. The amortizable intangible assets were primarily comprised of already in-market CAD and PAD IVL products with the average weighted lives of 14 years. The IPR&D assets were valued for technology programs for unapproved products. The value of the IPR&D was calculated using a probability-adjusted cash flow projection discounted for the risk inherent in such projects with the weighted average probability of success factors of approximately 50%. The discount rate applied was 9.0%.
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

2024 Annual Report	91

70% was used in the fair value calculation to reflect inherent regulatory and commercial risk of the IPR&D. The discount rate applied was approximately 17%. The goodwill is primarily attributable to synergies expected to arise from the business acquisition and is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal year 2024 were not material.
During the fiscal year 2023, the Company did not make any acquisitions that qualified as a business combination.
During the fiscal year 2022, certain businesses were acquired for $17.7 billion, net of cash acquired. The fiscal year 2022 acquisitions primarily included Abiomed, Inc. (Abiomed). The remaining acquisitions were not material.
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
During the fiscal fourth quarter of 2023, the Company finalized the purchase price allocation. In fiscal 2023, there were purchase price allocation adjustments netting to approximately $0.2 billion with an offsetting increase to goodwill. The fair value of the acquisition was allocated to assets acquired of $20.1 billion (net of $0.3 billion cash acquired), primarily to goodwill for $11.1 billion, amortizable intangible assets for $6.6 billion, IPR&D for $1.1 billion, marketable securities of $0.6 billion and liabilities assumed of $3.0 billion, which includes the fair value of the contingent consideration mentioned above for $0.7 billion and deferred taxes of $2.0 billion. The goodwill is primarily attributable to the commercial acceleration and expansion of the portfolio and is not expected to be deductible for tax purposes. The contingent consideration was recorded in Other Liabilities and adjusted to fair value through the fiscal year end 2024 on the Consolidated Balance Sheet.
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
In the fiscal years 2024, 2023 and 2022, the Company recorded acquisition related costs before tax of approximately $0.3 billion, $0.2 billion and $0.3 billion, which was primarily recorded in Other (income)/expense.
In accordance with U.S. GAAP standards related to business combinations, and goodwill and other intangible assets, supplemental pro forma information for fiscal years 2024, 2023 and 2022 is not provided, as the impact of the aforementioned acquisitions did not have a material effect on the Company’s results of operations.

Asset acquisitions
Acquired In-process research and development (IPR&D) in an asset acquisition is immediately expensed as research and development expense in the Company's consolidated financial statements. Milestone payments incurred prior to regulatory approval are expensed as research and development expense when the milestone event occurs.
The fiscal year 2024 asset acquisitions expensed as research and development included V-Wave Ltd. and the global rights to the NM26 bispecific antibody (Yellow Jersey acquisition). The remaining activity was not material.
On October 8, 2024, the Company completed the acquisition of V-Wave Ltd, a privately-held company focused on developing innovative treatment options for patients with heart failure, for an upfront payment of $0.6 billion, with the potential for additional regulatory and commercial milestone payments up to approximately $1.1 billion. The Company recorded an IPR&D charge of approximately $0.5 billion, net of a gain recorded on the Company's existing investment in V-Wave and the results of operations are included in the MedTech segment as of the acquisition date.
On July 11, 2024, the Company completed the acquisition of Yellow Jersey, a demerged subsidiary of Numab Therapeutics AG, to secure the global rights to NM26, a novel, investigational first-in-class bispecific antibody targeting two clinically proven pathways in atopic dermatitis (AD), in an all-cash transaction for approximately $1.25 billion. The Company recorded an IPR&D charge of approximately $1.25 billion, and the results of operations are included in the Innovative Medicine segment as of the acquisition date.
The fiscal year 2023 asset acquisitions expensed as research and development included Laminar Inc. The remaining activity was not material.
During the fiscal year 2023, the Company completed the acquisition of Laminar Inc., a privately-held medical device company focused on eliminating the left atrial appendage (LAA) in patients with non-valvular atrial fibrillation (AFib), for an upfront payment of $0.4 billion. The Company recorded an IPR&D charge of approximately $0.4 billion and the results of operations are included in the MedTech segment as of the acquisition date.
There were no significant asset acquisitions in 2022.
Divestitures
During the fiscal year 2024, the Company completed the divestiture of Acclarent resulting in approximately $0.3 billion in proceeds and the divestiture of Ponvory outside of the U.S. resulting in approximately $0.2 billion in proceeds. All other divestitures were not material.
During the fiscal year 2023, the Company executed divestitures resulting in approximately $0.2 billion in proceeds resulting in gains or losses that were not material. At fiscal year end 2023, the Company held assets, primarily intangibles, on its Consolidated Balance Sheet of approximately $0.3 billion, primarily related to Acclarent and Ponvory, that were subsequently divested in fiscal 2024.
During fiscal year 2022, the Company did not make any material divestitures.
19. Legal proceedings
Johnson & Johnson and certain of its subsidiaries are involved in various lawsuits and claims regarding product liability; intellectual property; commercial; indemnification and other matters; governmental investigations; and other legal proceedings that arise from time to time in the ordinary course of their business.
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of December 29, 2024, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of

2024 Annual Report	93

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
Following the dismissal of LTL 2, new lawsuits were filed, cases across the country that had been stayed were reactivated, and trials have commenced. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery proceeded. The MDL proceedings have been stayed by order of the bankruptcy court in the Red River Bankruptcy case discussed below. In March 2024, the court granted the Company's motion for a renewed Daubert hearing prior to the trial. The briefing on the renewed Daubert issues was completed in August 2024.
In May 2024, the Company commenced a three-month solicitation period of its proposed consensual “prepackaged” Chapter 11 bankruptcy plan (the “Proposed Plan”) for the comprehensive and final resolution of all current and future claims related to cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims, in exchange for the payment by the Company of present value of approximately $6.475 billion payable over 25 years (nominal value of approximately $8.0 billion, discounted at a rate of 4.4%). The claims encompassed by the Proposed Plan constitute 99.75% of pending lawsuits against the Company relating to its talc powder products.
In August 2024, LLT engaged in a restructuring that resulted in the creation of three new Texas limited liability companies: (a) Red River Talc, LLC ("Red River"); (b) Pecos River Talc LLC ("Pecos River"); and (3) New Holdco (Texas) LLC. As a result of this restructuring, all claims related to ovarian and other gynecological cancers were separated and allocated to Red River, and mesothelioma, governmental unit and certain other claims were allocated to Pecos River.
In September 2024, while reiterating the Company's continued confidence in the safety of its talc products, Red River filed a voluntary petition with the United States Bankruptcy Court for the Southern District of Texas, seeking relief under Chapter 11 of the Bankruptcy Code (the Red River Bankruptcy Case), in furtherance of the Company's consensual "prepackaged" Proposed Plan. Red River also filed a motion for a temporary restraining order, seeking to extend the automatic stay to additional non-debtor entities. Prior to filing, the initial proposed plan was amended to, among other things, increase the proposed resolution by $1.75 billion.

2024 Annual Report	95

Shortly after Red River filed its Chapter 11 petition, the U.S. Trustee's office filed a motion to transfer venue in the New Jersey Bankruptcy Court, and thereafter, a motion to transfer venue and a motion to dismiss in the Texas Bankruptcy Court. A coalition of six plaintiff law firms also filed a motion to transfer venue and a motion to dismiss in the Texas Bankruptcy Court. In September 2024, the Texas Bankruptcy Court entered a temporary order enjoining the commencement or prosecution of all claims against Red River and certain non-debtor entities, including the Company, until October 11, 2024. The temporary order was extended in October 2024 and again in December 2024. The commencement and prosecution of all claims against Red River and certain non-debtor entities are currently enjoined until March 15, 2025. Also in September 2024, the New Jersey Bankruptcy Court denied the U.S. Trustee's motion to transfer venue without prejudice. In October 2024, the Texas Bankruptcy Court denied the motion to transfer venue from Texas to New Jersey Bankruptcy Court. A consolidated hearing to address, among other things, the motions to dismiss and plan confirmation is currently scheduled to begin on February 18, 2025.
Mesothelioma and State consumer protection claims are being addressed outside the Proposed Plan. The Company separately has resolved 95% of the mesothelioma lawsuits filed to date and has resolved the State claims.
To account for these settlements and the contemplated comprehensive resolution through the Proposed Plan, the Company recorded a cumulative incremental charge of approximately $5.0 billion, through the fourth fiscal quarter 2024. As of December 29, 2024, the total present value of the reserve is approximately $11.6 billion (or nominal value of approximately $13.5 billion), net of payments made in fiscal 2024. Approximately ten percent of the reserve is recorded as a current liability. The recorded amount remains the Company's best estimate of probable loss.
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
In February 2021, Cyprus Mines Corporation (Cyprus), which had owned certain Imerys talc mines, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain affiliated parties. Cyprus also asserts it has claims for indemnity against the Company arising out of talc personal injury claims. Under the Cyprus Plan, Cyprus would also contribute its alleged indemnification rights to the trust.
In September 2023, Imerys and Cyprus filed amended plans of reorganization. The amended plans contemplate a similar construct as the prior Imerys and Cyprus Plans, including all talc claims against Imerys and Cyprus (and certain other protected parties) being channeled to a trust along with Imerys’s and Cyprus’s alleged indemnification rights against the Company. The Company opposed both plans on the basis that the plans inflated Imerys’s and Cyprus’s liability for talc claims and had the potential effect of imposing those inflated liabilities on the Company through the Company’s alleged indemnification obligations.
In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in their respective Chapter 11 cases entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve their ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies. In August 2024, Imerys and Cyprus filed amended Chapter 11 plans and disclosure statements incorporating the terms of the settlement with the Company. In October 2024, the Imerys Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order). The effectiveness of certain provisions of the settlement, including mutual releases, are subject to certain conditions, including the Imerys and Cyprus Plans being accepted by a sufficient number and amount of voting creditors to be confirmed under the Bankruptcy Code. Certain insurers have appealed the Settlement Order and sought a stay of the order pending appeal, which the Court denied on January 13, 2025. The briefing of the appeal in the District Court is scheduled to be completed in April 2025. On January 5, 2025, Imerys and Cyprus each filed a certification of voting results, indicating that their respective plan had been accepted by each voting class of creditors. A joint confirmation hearing for the plans is scheduled for April 2025.

In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the Court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, at the parties' request, the Court lifted the stay for certain limited discovery, but otherwise kept the stay in place pending a decision from the Third Circuit on the 23(f) petition. Briefing on the 23(f) petition was completed in September 2024. In January 2025, the Third Circuit listed the appeal for oral argument in March 2025.
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
In July 2021, the Company announced finalization of an agreement to settle the state and subdivision claims for up to $5.0 billion. Approximately 70% of the all-in settlement was paid by the end of fiscal fourth quarter 2024. A few government entities opted out of the settlement. In September 2024, the Company reached an agreement to resolve the hospital cases.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants. In total, there are approximately 35 remaining opioid cases against the Company and JPI in various state courts, 390 remaining cases in the Ohio multi-district litigation (MDL), and 4 additional cases in other federal courts.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada. That action was certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada in January 2025. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; and leave to appeal was denied in October 2024.
Starting in November 2019, a series of shareholder derivative complaints were filed against the Company as the nominal defendant and certain current and former directors and officers as defendants in the Superior Court of New Jersey. The complaint alleges breaches of fiduciary duties related to the marketing of opioids, and that the Company has suffered damages as a result of those alleged breaches. As of September 2024, all the complaints had been dismissed, and all appeals exhausted.
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

2024 Annual Report	97

The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of December 29, 2024:

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	62,830
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	60
PINNACLE Acetabular Cup System	910
Pelvic meshes	5,990
ETHICON PHYSIOMESH Flexible Composite Mesh	130
RISPERDAL	7
ELMIRON	2,170
The number of pending lawsuits is expected to fluctuate as certain lawsuits are settled or dismissed and additional lawsuits are filed. There may be additional claims that have not yet been filed.
MedTech
DePuy ASR XL Acetabular System and ASR Hip Resurfacing System
In August 2010, DePuy Orthopaedics, Inc. (DePuy) announced a worldwide voluntary recall of its ASR XL Acetabular System and DePuy ASR Hip Resurfacing System (ASR Hip) used in hip replacement surgery. Claims for personal injury have been made against DePuy and the Company. Cases filed in federal courts in the United States have been organized as a multi-district litigation in the United States District Court for the Northern District of Ohio. Litigation has also been filed in countries outside of the United States, primarily in the United Kingdom, Ireland, India and Italy. In November 2013, DePuy reached an agreement with a Court-appointed committee of lawyers representing ASR Hip plaintiffs to establish a program to settle claims with eligible ASR Hip patients in the United States. This settlement program has resolved more than 10,000 claims, thereby bringing to resolution significant ASR Hip litigation activity in the United States. However, lawsuits in the United States remain, and the settlement program does not address litigation outside of the United States. The Company continues to receive information with respect to potential additional costs associated with this recall on a worldwide basis. The Company has established accruals for the costs associated with the United States settlement program and ASR Hip-related product liability litigation.
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

2024 Annual Report	99

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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc.; Bayer Pharma AG; Bayer AG; and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Auson Pharmaceuticals Inc.; Shanghai Auson Pharmaceuticals Co. Ltd.; Cipla Ltd.; Cipla USA Inc.; InvaGen Pharmaceuticals, Inc.; Prinston Pharmaceuticals, Inc.; Ascent Pharmaceuticals, Inc.; and Hetero Labs Limited. In October 2024, the Company entered into a confidential settlement agreement with Auson Pharmaceuticals Inc. and Shanghai Auson Pharmaceuticals Co., Ltd. and the case was dismissed. In November 2024, the Company entered into confidential settlement agreements with Ascent Pharmaceuticals Inc. that resulted in dismissal of litigation against Ascent Pharmaceuticals, Inc. and Hetero Labs Limited. In January 2025, the Company entered into a confidential settlement agreement with Prinston Pharmaceutical, Inc. (as to U.S. Patent No. 9,539,218). The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit.
INVEGA SUSTENNA

Beginning in January 2018, Janssen Pharmaceutica NV and Janssen Pharmaceuticals, Inc. filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA SUSTENNA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Teva Pharmaceuticals USA, Inc.; Mylan Laboratories Limited; Pharmascience Inc.; Mallinckrodt PLC; Specgx LLC; Tolmar, Inc.; Accord Healthcare, Inc.; Qilu Pharmaceutical Co. Ltd.; and Qilu Pharma Inc. The following U.S. patent is included in one or more cases: 9,439,906. In October 2020, the district court issued a decision in the case against Teva Pharmaceuticals USA, Inc., finding that United States Patent No. 9,439,906 is not invalid. Teva previously stipulated to infringement. Teva appealed the decision, and, in April 2024, the United States Court of Appeals for the Federal Circuit vacated and remanded the case to the district court for further proceedings. In November 2024, the district court issued its decision on remand, finding that United States Patent No. 9,439,906 is not invalid. Teva appealed to the Court of Appeals for the Federal Circuit, and oral argument is scheduled for April 2025. In February 2024, the district court issued a decision in the case against Tolmar Inc. finding that United States Patent No. 9,439,906 is not invalid. Tolmar previously stipulated to infringement. Tolmar has appealed the decision.
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
INVEGA TRINZA
Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693. In May 2023, the District Court issued a decision finding that Mylan’s proposed generic product infringes the asserted patent and that the patent is not invalid. Mylan has appealed the decision. Oral argument before the Court of Appeals for the Federal Circuit was held in February 2025.
SYMTUZA
Beginning in November 2021, Janssen Products, L.P., Janssen Sciences Ireland Unlimited Company, Gilead Sciences, Inc. and Gilead Sciences Ireland UC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SYMTUZA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; MSN Laboratories Private Ltd.; MSN Life Sciences Private Ltd.; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 10,039,718 and 10,786,518. A trial is scheduled to begin in February 2025.
ERLEADA
Beginning in May 2022, Aragon Pharmaceuticals, Inc., Janssen Biotech, Inc. (collectively, Janssen), Sloan Kettering Institute for Cancer Research (SKI) and The Regents of the University of California filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of ERLEADA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Zydus Worldwide DMCC; Zydus Pharmaceuticals (USA), Inc.; Zydus Lifesciences Limited; Hetero Labs Limited Unit V; and Hetero USA, Inc. The following U.S. patents are included in one or more cases: 9,481,663; 9,884,054; 10,052,314 (which reissued as RE49,353); 10,702,508; 10,849,888; 8,445,507; 8,802,689; 9,388,159; 9,987,261; RE49,353; and 11,963,952. In October 2024, Janssen, The Regents of the University of California, SKI, Hetero Labs Limited Unit V, and Hetero USA, Inc. entered into a confidential settlement, and the case was dismissed. In November 2024, Janssen, The Regents of the University of California, Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA), Inc., and Zydus Lifesciences Limited entered into confidential settlements, and the cases were dismissed.
SPRAVATO
Beginning in May 2023, Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica NV filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SPRAVATO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Sandoz

2024 Annual Report	101

Inc.; Hikma Pharmaceuticals Inc. USA; Hikma Pharmaceuticals PLC; and Alkem Laboratories Ltd. The following U.S. patents are included in one or more cases: 10,869,844; 11,173,134; 11,311,500; and 11,446,260.
INVOKANA
Beginning in January 2024, Janssen Inc. and Mitsubishi Tanabe Pharma Corporation initiated Statements of Claim under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against generic manufacturers who filed ANDSs seeking approval to market generic versions of INVOKANA before expiration of the listed patents. The following entities are named defendants: Jamp Pharma Corporation and Apotex Inc. The following Canadian patents are included in one or more cases: 2,534,024 and 2,671,357. Trial in the Jamp action is scheduled for September 2025, and trial in the Apotex action is scheduled for December 2025.
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
MedTech
In July 2018, the Public Prosecution Service in Rio de Janeiro and representatives from the Brazilian antitrust authority CADE inspected the offices of more than 30 companies including Johnson & Johnson do Brasil Indústria e Comércio de Produtos para Saúde Ltda. The authorities appear to be investigating allegations of possible anti-competitive behavior and possible improper payments in the medical device industry. The Company continues to respond to inquiries regarding the Foreign Corrupt Practices Act from the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission. The Company has been informed DOJ has closed its investigation.
In July 2023, the DOJ issued Civil Investigative Demands to the Company, Johnson & Johnson Surgical Vision, Inc., and Johnson & Johnson Vision Care, Inc. (collectively, J&J Vision) in connection with a civil investigation under the False Claims Act relating to free or discounted intraocular lenses and equipment used in eye surgery, such as phacoemulsification and laser systems. J&J Vision has begun producing documents and information responsive to the Civil Investigative Demands. J&J Vision is in ongoing discussions with the DOJ regarding its inquiry.
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
In October 2017, certain United States service members and their families brought a complaint against a number of pharmaceutical and medical devices companies, including Johnson & Johnson and certain of its subsidiaries in United States District Court for the District of Columbia, alleging that the defendants violated the United States Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health. In July 2020, the District Court dismissed the complaint. In January 2022, the United States Court of Appeals for the District of Columbia Circuit reversed the District Court’s decision. In June 2023, defendants filed a petition for a writ of certiorari to the United States Supreme Court. In June 2024, the Supreme Court vacated the D.C. Circuit's decision and remanded the case to the D.C. Circuit. Oral argument was held in November 2024.
In February 2024, a putative class action was filed against the Company, the Pension & Benefits Committee of Johnson & Johnson (Committee), and certain named officers and employees, in United States District Court for the District of New Jersey. In May 2024, the plaintiff filed an amended complaint against the Company and the Committee. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In January 2025, the Court granted in part and denied in part defendants’ motion to dismiss.
MedTech
In October 2020, Fortis Advisors LLC (Fortis), in its capacity as representative of the former stockholders of Auris Health Inc. (Auris), filed a complaint against the Company, Ethicon Inc., and certain named officers and employees (collectively, Ethicon) in the Court of Chancery of the State of Delaware. The complaint alleges breach of contract, fraud, and other causes of action against Ethicon in connection with Ethicon’s acquisition of Auris in 2019. The complaint seeks damages and other relief. In December 2021, the Court granted in part and denied in part defendants’ motion to dismiss certain causes of action. All claims against the individual defendants were dismissed. The trial occurred in January 2024. In September 2024, the court found liability with respect to certain claims and no liability with respect to other claims. The Company has appealed the decision.
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
In February 2022, the United States Federal Trade Commission (FTC) issued Civil Investigative Demands to Johnson & Johnson and Janssen Biotech, Inc. (collectively, Janssen) in connection with its investigation of whether advertising practices for REMICADE violate federal law. Janssen has produced documents and information responsive to the Civil Investigative Demands. In January 2025, the FTC Bureau of Consumer Protection informed Janssen that it was closing its investigation.

2024 Annual Report	103

In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc., and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiff's motion for class certification. Trial is scheduled for March 2026.
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
In fiscal 2023, the Company completed a prioritization of its research and development (R&D) investment within its Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. This resulted in the exit of certain programs within certain therapeutic areas. The R&D program exits are primarily in infectious diseases and vaccines including the discontinuation of its respiratory syncytial virus (RSV) adult vaccine program, hepatitis and HIV development. Pre-tax Restructuring expenses of $0.1 billion in the fiscal year 2024, included the termination of partnered and non-partnered development program costs, asset impairments and asset divestments. Pre-tax Restructuring expenses of $0.5 billion in the fiscal year 2023, included the termination of partnered and non-partnered development program costs and asset impairments. Total project costs of approximately $0.6 billion have been recorded since the restructuring was announced. The program was completed in the fiscal fourth quarter of 2024.
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within the MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense of $0.2 billion in the fiscal year 2024 primarily included costs related to market and product exits. The pre-tax restructuring expense of $0.3 billion in the fiscal year 2023 primarily included inventory and instrument charges related to market and product exits. Total project costs of approximately $0.5 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for the fiscal years 2024 and 2023:

(Pre-tax Dollars in Millions)	2024	2023
Innovative Medicine Segment(1)	$102	479
MedTech Segment(2)	167	319
Total Programs	$269	$798
(1)The fiscal year of 2024 included $102 million in Restructuring on the Consolidated Statement of Earnings. The fiscal year of 2023 included $449 million in Restructuring and $30 million in Cost of products sold on the Consolidated Statement of Earnings.
(2)The fiscal year of 2024 included $132 million in Restructuring and $35 million in Cost of products sold on the Consolidated Statement of Earnings. The fiscal year of 2023 Included $40 million in Restructuring and $279 million in Cost of products sold on the Consolidated Statement of Earnings.
Restructuring reserves as of December 29, 2024 and December 31, 2023 were insignificant.

21. Kenvue separation and discontinued operations
The results of the Consumer Health business (previously reported as a separate business segment) have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes through August 23, 2023, the date of the exchange offer. Prior periods have been recast to reflect this presentation.
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
On August 23, 2023, Johnson & Johnson completed the disposition of an additional 80.1% ownership of Kenvue Common Stock through an exchange offer, which resulted in Johnson & Johnson acquiring 190,955,436 shares of the Company’s common stock in exchange for 1,533,830,450 shares of Kenvue Common Stock. The $31.4 billion of Johnson & Johnson common stock received in the exchange offer is recorded in Treasury stock. Following the exchange offer, the Company owned 9.5% of the total outstanding shares of Kenvue Common Stock that was recorded in other assets within continuing operations at the fair market value of $4.3 billion as of August 23, 2023. Subsequent changes are reflected in other income/expense and amounted to $0.4 billion expense through December 31, 2023.
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
Amounts related to the TSAs and TMAs included in the consolidated statements of earnings were immaterial for both fiscal years 2024 and 2023. Additionally, the amounts due to and from Kenvue for the above agreements was not material as of December 31, 2023.
The results of the Consumer Health business (previously reported as a separate business segment), as well as the associated gain, have been reflected as discontinued operations in the Company’s consolidated statements of earnings as Net earnings from discontinued operations, net of taxes. As a result of the separation of Kenvue, Johnson & Johnson incurred separation costs of $145 million in the fiscal year 2024, which was included in Net Earnings and incurred separation costs of $986 million and $1,089 million in the fiscal years 2023 and 2022, respectively, which were included in Net earnings from discontinued operations, net of taxes. These costs were primarily related to external advisory, legal, accounting, contractor and other

2024 Annual Report	105

incremental costs directly related to separation activities. In the fiscal 2022, as part of the planned separation of the Company’s Consumer Health business, the Company recognized approximately $0.5 billion in net incremental tax costs.
Details of Net Earnings from Discontinued Operations, net of taxes are as follows:

(Dollars in Millions)	2023(1)	2022
Sales to customers	$10,036	14,953
Cost of products sold	4,369	6,494
Gross profit	5,667	8,459
Selling, marketing and administrative expenses	3,085	4,519
Research and development expense	258	468
Interest Income	(117)	—
Interest expense, net of portion capitalized	199	—
Other (income) expense, net	1,092	1,060
(Gain) on separation of Kenvue	(20,984)	—
Restructuring	—	46
Earnings from Discontinued Operations Before Provision for Taxes on Income	22,134	2,366
Provision for taxes on income	307	795
Net earnings from Discontinued Operations	$21,827	1,571
(1)The Company ceased consolidating the results of the Consumer Health business on August 23, 2023, the date of the exchange offer, but continued to reflect any separation costs incurred as part of discontinued operations through the end of the fiscal fourth quarter.
The following table presents depreciation, amortization and capital expenditures of the discontinued operations related to Kenvue:

(Dollars in Millions)	2023(1)	2022
Depreciation and Amortization	$383	641
Capital expenditures	$162	303

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Johnson & Johnson
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Johnson & Johnson and its subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, and the related consolidated statements of earnings, of comprehensive income, of equity and of cash flows for each of the three fiscal years in the period ended December 29, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s report on internal control over financial reporting, management has excluded Shockwave Medical, Inc., (“Shockwave”) from its assessment of internal control over financial reporting as of December 29, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Shockwave from our audit of internal control over financial reporting. Shockwave is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 29, 2024.

2024 Annual Report	107

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
U.S. Innovative Medicine Rebate Reserves – Managed Care, Medicare and Medicaid
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied. Rebates and discounts provided to customers are accounted for as variable consideration and recorded as a reduction in sales. The liability for such rebates and discounts is recognized within Accrued rebates, returns, and promotions on the consolidated balance sheet. A significant portion of the liability related to rebates is from the sale of pharmaceutical products within the U.S., primarily the Managed Care, Medicare and Medicaid programs, which amounted to $12.3 billion as of December 29, 2024. For significant rebate programs, which include the U.S. Managed Care, Medicare and Medicaid rebate programs, rebates and discounts estimated by management are based on contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the various markets served.
The principal considerations for our determination that performing procedures relating to U.S. Innovative Medicine rebate reserves - Managed Care, Medicare and Medicaid is a critical audit matter are (i) the significant judgment by management due to the significant measurement uncertainty when developing the estimate of these reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the assumptions related to contractual terms, historical experience, patient outcomes, trend analysis, and projected market conditions in the U.S. pharmaceutical market.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the U.S. Innovative Medicine rebate reserves - Managed Care, Medicare and Medicaid, including controls over the assumptions used to estimate these rebates. These procedures also included, among others (i) developing an independent estimate of the rebates by utilizing third party information on price and market conditions in the U.S. pharmaceutical market, the terms of the specific rebate programs, and the historical experience and trend analysis of actual rebate claims paid; (ii) testing, on a sample basis, rebate claims processed by the Company, including evaluating those claims for consistency with the contractual and mandated terms of the Company’s rebate arrangements; and (iii) comparing the independent estimates to management’s estimates to evaluate the reasonableness of management’s estimates.

Litigation Contingencies – Talc
As described in Notes 1 and 19 to the consolidated financial statements, the Company records accruals for loss contingencies associated with legal matters, including talc, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. To the extent adverse awards, judgments, or verdicts have been rendered against the Company, management does not record an accrual until a loss is determined to be probable and can be reasonably estimated. For these matters, management is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. Management continues to believe that the Company has strong legal grounds to contest the talc verdicts it has appealed. Notwithstanding management’s confidence in the safety of the Company’s talc products, in certain circumstances the Company has settled cases. In May 2024, the Company proposed a consensual “prepackaged” Chapter 11 bankruptcy plan (the “Proposed Plan”) for the final resolution of all current and future claims related to cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims. In September 2024, the Company’s subsidiary Red River Talc, LLC filed a voluntary petition, seeking relief under Chapter 11 of the Bankruptcy Code, in furtherance of the Company’s consensual “prepackaged” Proposed Plan. As of December 29, 2024, the total present value of the reserve to resolve the talc claims is approximately $11.6 billion, of which approximately ten percent is recorded as a current liability. The recorded amount remains the Company's best estimate of probable loss. The Company is unable to estimate the possible loss or range of loss beyond the amounts accrued.
The principal considerations for our determination that performing procedures relating to the litigation contingencies - talc is a critical audit matter are (i) the significant judgment by management when assessing the likelihood of a loss being incurred for the remaining unresolved talc claims, when determining whether a reasonable estimate of the loss or range of loss for the remaining unresolved talc claims can be made, and when determining the timing of settlement payments for the remaining unresolved talc claims, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the loss contingencies associated with the talc litigation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the litigation contingencies – talc, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others (i) gaining an understanding of the Company’s process around the accounting and reporting for the talc litigation; (ii) obtaining and evaluating certain executed settlement agreements related to the talc litigation; (iii) discussing the status of significant known actual and potential litigation and settlements activity with the Company’s in-house legal counsel, as well as external counsel when deemed necessary; (iv) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel related to the talc litigation; (v) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (vi) evaluating the sufficiency of the Company’s litigation contingencies disclosures.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 13, 2025
We have served as the Company’s auditor since at least 1920. We have not been able to determine the specific year we began serving as auditor of the Company.

2024 Annual Report	109

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
The Company acquired Shockwave Medical, Inc. (Shockwave), in a business combination in May 2024. Shockwave’s total assets, excluding intangible assets and goodwill, and total sales represented less than 1% of each of the related consolidated financial statement amounts as of and for the fiscal year ended December 29, 2024. As the acquisition occurred in the fiscal year 2024, the scope of the Company's assessment of the design and effectiveness of internal control over financial reporting for the fiscal year 2024 excluded the above mentioned acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.
Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 29, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/ J. Duato	/s/ J. J. Wolk
Joaquin Duato	Joseph J. Wolk
Chairman, Board of Directors	Executive Vice President, Chief Financial Officer
Chief Executive Officer

Shareholder return performance graphs
Set forth below are line graphs comparing the cumulative total shareholder return on the Company’s Common Stock for periods of five years and ten years ending December 31, 2024, against the cumulative total return of the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index. The graphs and tables assume that $100 was invested on December 31, 2019 and December 31, 2014 in each of the Company’s Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Pharmaceutical Index and the Standard & Poor’s Healthcare Equipment Index and that all dividends were reinvested.
5 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

5-year CAGR
J&J	2.6%
S&P 500	14.5%
S&P Pharm	9.8%
S&P H/C Equip	6.6%

	2019	2020	2021	2022	2023	2024
Johnson & Johnson	$100.00	$110.85	$123.54	$130.91	$119.65	$113.91
S&P 500 Index	$100.00	$118.39	$152.36	$124.75	$157.52	$196.90
S&P Pharmaceutical Index	$100.00	$107.53	$135.34	$146.78	$147.27	$159.35
S&P Healthcare Equipment Index	$100.00	$117.63	$140.40	$113.92	$124.22	$137.81

2024 Annual Report	111

10 Year Shareholder Return Performance J&J vs. Indices

Johnson & Johnson
S&P 500 Index
S&P Pharmaceutical Index
S&P Healthcare Equipment Index

10-year CAGR
J&J	6.2%
S&P 500	13.1%
S&P Pharm	8.8%
S&P H/C Equip	11.8%

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Johnson & Johnson	$100.00	$101.16	$116.66	$145.13	$137.67	$159.99	$177.35	$197.66	$209.45	$191.43	$182.25
S&P 500 Index	$100.00	$101.37	$113.48	$138.25	$132.18	$173.81	$205.78	$264.82	$216.83	$273.79	$342.24
S&P Pharmaceutical Index	$100.00	$105.79	$104.13	$117.22	$126.71	$145.83	$156.80	$197.36	$214.04	$214.75	$232.38
S&P Healthcare Equipment Index	$100.00	$105.97	$112.85	$147.71	$171.70	$222.04	$261.19	$311.74	$252.95	$275.82	$306.00

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
Changes in internal control over financial reporting. During the fiscal quarter ended December 29, 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to monitor and assess the effectiveness of the design and operation of its disclosure controls and procedures.
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
Item 9B. Other information
Securities trading plans of Directors and Executive Officers. During the fiscal fourth quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

2024 Annual Report	113

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
In addition to the prohibition on insider trading for all employees covered in our Code of Business Conduct, the Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and certain other insiders that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of this policy is filed with this Annual Report on Form 10-K as Exhibit 19.
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
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information called for by this item is incorporated herein by reference to the material under the caption Stock ownership in the Proxy Statement; and Note 16 Common stock, stock option plans and stock compensation agreements of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity compensation plan information
The following table provides certain information as of December 29, 2024 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity Compensation Plans Approved by Security Holders(1)	127,682,644	$127.63	111,042,139
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	127,682,644	$127.63	111,042,139
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

2024 Annual Report	115

Part IV
Item 15. Exhibits and financial statement schedules
The following documents are filed as part of this report:
1.Financial Statements
Consolidated balance sheets at end of fiscal years 2024 and 2023
Consolidated statements of earnings for fiscal years 2024, 2023 and 2022
Consolidated statements of comprehensive income for Fiscal Years 2024, 2023 and 2022
Consolidated statements of equity for fiscal years 2024, 2023 and 2022
Consolidated statements of cash flows for fiscal years 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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
Date: February 13, 2025

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. Duato
J. Duato, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Duato	Chairman of the Board	February 13, 2025
J. Duato	Chief Executive Officer (Principal Executive Officer)

/s/ J. J. Wolk	Chief Financial Officer	February 13, 2025
J. J. Wolk	(Principal Financial Officer)

/s/ R. J. Decker Jr.	Controller and Chief Accounting Officer	February 13, 2025
R. J. Decker Jr.	(Principal Accounting Officer)

/s/ D. Adamczyk	Director	February 13, 2025
D. Adamczyk

/s/ M. C. Beckerle	Director	February 13, 2025
M. C. Beckerle

/s/ J. A. Doudna	Director	February 13, 2025
J. A. Doudna

2024 Annual Report	117

Signature	Title	Date

/s/ M. A. Hewson	Director	February 13, 2025
M. A. Hewson

/s/ P. A. Johnson	Director	February 13, 2025
P. A. Johnson

/s/ H. Joly	Director	February 13, 2025
H. Joly

/s/ M. B. McClellan	Director	February 13, 2025
M. B. McClellan

/s/ A. M. Mulcahy	Director	February 13, 2025
A. M. Mulcahy

/s/ M. A. Weinberger	Director	February 13, 2025
M. A. Weinberger

/s/ N. Y. West	Director	February 13, 2025
N. Y. West

/s/ E. A. Woods	Director	February 13, 2025
E. A. Woods

Exhibit index

Reg. S-K Exhibit Table Item No.	Description of Exhibit
2(i)	Agreement and Plan of Merger, dated as of October 31, 2022, by and among Johnson & Johnson, Athos Merger Sub, Inc. and ABIOMED, Inc. – Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report filed November 1, 2022.†
3(i)	Restated Certificate of Incorporation effective February 19, 2016 — Incorporated herein by reference to Exhibit 3(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2016.
3(ii)	Certificate of Amendment to the Certificate of Incorporation of Johnson & Johnson effective April 30, 2020 — Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K Current Report filed April 29, 2020.
3(iii)	Amended and Restated By-Laws of the Company, as amended effective April 25, 2024 — Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed April 29, 2024.
4(a)	Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
4(b)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — Filed with this document.
4(c)**	Indenture, dated as of September 15, 1987 – Incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form S-3 Registration Statement filed on October 11, 1994
4(d)**	First Supplemental Indenture, dated as of September 1, 1990 – Incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form S-3 Registration Statement filed on October 11, 1994
4(e)	Second Supplemental Indenture, dated as of November 9, 2017 – Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on November 13, 2017
10(a)	2012 Long-Term Incentive Plan — Incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement filed on March 15, 2012.*
10(b)	Form of Stock Option Certificate under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2012.*
10(c)	Global NonQualified Stock Option Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(d)	Global Restricted Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(e)	Global Performance Share Unit Award Agreement under the 2012 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 1, 2018.*
10(f)	Global Restricted Share Unit Award Agreement granted to John Reed on May 1, 2023 under the 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10(h) of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023*
10(g)	Domestic Deferred Compensation (Certificate of Extra Compensation) Plan — Incorporated herein by reference to Exhibit 10(g) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2003.*
10(h)	Amendments to the Certificate of Extra Compensation Plan effective as of January 1, 2009 — Incorporated herein by reference to Exhibit 10(j) of the Registrant’s Form 10-K Annual Report for the year ended December 28, 2008.*
10(i)	Amended and Restated Deferred Fee Plan for Directors (Amended as of January 17, 2012) — Incorporated herein by reference to Exhibit 10(k) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 1, 2012.*

2024 Annual Report	119

Reg. S-K Exhibit Table Item No.	Description of Exhibit
10(j)	The Johnson & Johnson Executive Income Deferral Plan Amended and Restated Effective January 1, 2010 — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012.*
10(k)	The Johnson & Johnson Excess Savings Plan (amended and restated as of January 1, 2022) — Incorporated herein by reference to Exhibit 10(l) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 1, 2023.*
10(l)	Excess Benefit Plan of Johnson & Johnson and Affiliated Companies (amended and restated as of January 1, 2020) — incorporated by reference to Exhibit 10(m) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 2021.
10(m)**	Executive Life Plan Agreement — Incorporated herein by reference to Exhibit 10(i) of the Registrant’s Form 10-K Annual Report for the fiscal year ended January 3, 1993.*
10(n)	Executive Life Plan Agreement Closure Letter — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 29, 2015.*
10(o)	2022 Long-Term Incentive Plan — Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on March 16, 2022.*
10(p)	Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies, Amended and Restated as of October 1, 2014 — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 28, 2014.*
10(q)	First Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 28, 2015.*
10(r)	Second Amendment to the Severance Pay Plan of Johnson & Johnson and U.S. Affiliated Companies (as amended and restated effective October 1, 2014) — Incorporated herein by reference to Exhibit 10(x) of the Registrant's Form 10-K Annual Report for the fiscal year ended January 3, 2016.*
10(s)	Contingent Value Rights Agreement, dated as of December 22, 2022, by and between Johnson & Johnson and American Stock Transfer & Trust Company, LLC – Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 22, 2022.†
10(t)	Intellectual Property Agreement, dated as of May 3, 2023, by and between Johnson & Johnson and Kenvue Inc. — Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K Current Report filed May 8, 2023.
10(u)	Trademark Phase-Out License Agreement, dated as of April 3, 2023, by and between Johnson & Johnson and Johnson & Johnson Consumer Inc. — Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K Current Report filed May 8, 2023.
10(v)	Johnson & Johnson Deferred Compensation Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K Current Report filed November 27, 2023.*
10(w)	Global Performance Share Unit Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(x)	Global Restricted Share Unit Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(y)	Global Nonqualified Stock Option Award Agreement under the Johnson & Johnson 2022 Long-Term Incentive Plan — Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter year ended April 2, 2023.*
10(z)	Amendment One to the Johnson & Johnson Excess Savings Plan (amended and restated effective as of January 1, 2022) — Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*

Reg. S-K Exhibit Table Item No.	Description of Exhibit
10(aa)	Johnson & Johnson Executive Incentive Plan (Amended as of September 7, 2023) — Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended October 1, 2023.*
10(ab)	Johnson & Johnson Executive Officer Cash Severance Policy — Filed with this document.*
19	Johnson & Johnson Stock Trading Policy for Directors, Executive Officers and Insiders (Amended as of April 27, 2023) — Incorporated herein by reference to Exhibit 19 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023.
21	Subsidiaries — Filed with this document.
23	Consent of Independent Registered Public Accounting Firm — Filed with this document.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act — Filed with this document.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act — Furnished with this document.
97	Johnson & Johnson Clawback Policy (effective as of August 8, 2023) — Incorporated herein by reference to
Exhibit 97 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2023.
Exhibit 101:
EX-101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan.
**	Paper filing.
†	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
A copy of any of the Exhibits listed above will be provided without charge to any shareholder submitting a written request specifying the desired exhibit(s) to the Secretary at the principal executive offices of the Company. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments, under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

2024 Annual Report	121