Form 10-Q
period 2025-03-30
JOHNSON & JOHNSON
filed 2025-04-23
CIK 200406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	JNJ	New York Stock Exchange
1.150% Notes Due November 2028	JNJ28	New York Stock Exchange
2.700% Notes Due February 2029	JNJ29B	New York Stock Exchange
3.200% Notes Due June 2032	JNJ32	New York Stock Exchange
3.050% Notes Due February 2033	JNJ33B	New York Stock Exchange
1.650% Notes Due May 2035	JNJ35	New York Stock Exchange
3.350% Notes Due June 2036	JNJ36A	New York Stock Exchange
3.350% Notes Due February 2037	JNJ37B	New York Stock Exchange
3.550% Notes Due June 2044	JNJ44	New York Stock Exchange
3.600% Notes Due February 2045	JNJ45	New York Stock Exchange
3.700% Notes Due February 2055	JNJ55	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 18, 2025, 2,406,073,279 shares of Common Stock, $1.00 par value, were outstanding.

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
Investors also should carefully read the Risk Factors described in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024, for a description of certain risks that could, among other things, cause the Company’s actual results to differ materially from those expressed in its forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

Part I — Financial information
Item 1 — Financial statements
Johnson & Johnson and subsidiaries consolidated balance sheets
(Unaudited; Dollars in Millions Except Share and Per Share Data)

	March 30, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents (Note 4)	$38,474	24,105
Marketable securities	307	417
Accounts receivable, trade, less allowances $170 (2024, $167)	16,020	14,842
Inventories (Note 2)	12,659	12,444
Prepaid expenses and other	4,091	4,085
Total current assets	71,551	55,893
Property, plant and equipment at cost	49,884	48,768
Less: accumulated depreciation	(29,013)	(28,250)
Property, plant and equipment, net	20,871	20,518
Intangible assets, net (Note 3)	36,755	37,618
Goodwill (Note 3)	44,468	44,200
Deferred taxes on income (Note 5)	8,492	10,461
Other assets	11,534	11,414
Total assets	$193,671	180,104
Liabilities and shareholders’ equity
Current liabilities:
Loans and notes payable	$13,897	5,983
Accounts payable	9,545	10,311
Accrued liabilities	7,913	8,549
Accrued rebates, returns and promotions	18,780	17,580
Accrued compensation and employee related obligations	2,551	4,126
Accrued taxes on income (Note 5)	4,217	3,772
Total current liabilities	56,903	50,321
Long-term debt (Note 4)	38,355	30,651
Deferred taxes on income (Note 5)	2,428	2,448
Employee related obligations (Note 6)	7,046	7,255
Long-term taxes payable (Note 5)	395	390
Other liabilities	10,435	17,549
Total liabilities	$115,562	108,614
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common stock — par value $1.00 per share (authorized 4,320,000,000 shares; issued 3,119,843,000 shares)	$3,120	3,120
Accumulated other comprehensive income (loss) (Note 7)	(11,740)	(11,741)
Retained earnings and Additional paid-in capital	162,635	155,791
Less: common stock held in treasury, at cost (714,218,000 and 712,921,000 shares)	75,906	75,680
Total shareholders’ equity	$78,109	71,490
Total liabilities and shareholders’ equity	$193,671	180,104
See Notes to Consolidated Financial Statements

Form 10-Q	1

Johnson & Johnson and subsidiaries consolidated statements of earnings
(Unaudited; Dollars & Shares in Millions Except Per Share Amounts)

	Fiscal First Quarter Ended
	March 30, 2025	Percent to Sales	March 31, 2024	Percent to Sales
Sales to customers (Note 9)	$21,893	100.0%	$21,383	100.0%
Cost of products sold	7,357	33.6	6,511	30.4
Gross profit	14,536	66.4	14,872	69.6
Selling, marketing and administrative expenses	5,112	23.3	5,257	24.6
Research and development expense	3,225	14.7	3,542	16.6
Interest income	(332)	(1.5)	(364)	(1.7)
Interest expense, net of portion capitalized	204	0.9	155	0.7
Other (income) expense, net	(7,321)	(33.4)	2,404	11.2
Restructuring (Note 12)	17	0.1	164	0.8
Earnings before provision for taxes on income	13,631	62.3	3,714	17.4
Provision for taxes on income (Note 5)	2,632	12.1	459	2.2
Net earnings	$10,999	50.2%	$3,255	15.2%
Net earnings per share (Note 8)
Basic	$4.57		$1.35
Diluted	$4.54		$1.34
Avg. shares outstanding
Basic	2,407.2		2,408.2
Diluted	2,423.8		2,430.1
See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of comprehensive income
(Unaudited; Dollars in Millions)

	Fiscal First Quarter Ended
	March 30, 2025	March 31, 2024
Net earnings	$10,999	3,255

Other comprehensive income (loss), net of tax
Foreign currency translation	(575)	2,123

Securities:
Unrealized holding gain (loss) arising during period	—	2
Net change	—	2

Employee benefit plans:
Prior service cost amortization during period	(35)	(16)
Gain (loss) amortization during period	77	68
Net change	42	52

Derivatives & hedges:
Unrealized gain (loss) arising during period	(142)	(167)
Reclassifications to earnings	676	(251)
Net change	534	(418)

Other comprehensive income (loss)	1	1,759

Comprehensive income	$11,000	5,014

See Notes to Consolidated Financial Statements

The tax cost/(benefit) effects in other comprehensive income for the fiscal first quarter were as follows for 2025 and 2024, respectively: Foreign Currency Translation: $400 million and $(619) million; Employee Benefit Plans: $11 million and $(42) million; Derivatives & Hedges: $142 million and $(111) million.

Form 10-Q	3

Johnson & Johnson and subsidiaries consolidated statements of equity
(Unaudited; Dollars in Millions)
Fiscal First Quarter Ended March 30, 2025

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income (AOCI)	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 29, 2024	$71,490	155,791	(11,741)	3,120	(75,680)
Net earnings	10,999	10,999	—	—	—
Cash dividends paid ($1.24 per share)	(2,989)	(2,989)	—	—	—
Employee compensation and stock option plans	737	(1,166)	—	—	1,903
Repurchase of common stock	(2,129)		—	—	(2,129)
Other comprehensive income (loss), net of tax	1	—	1	—	—
Balance, March 30, 2025	$78,109	162,635	(11,740)	3,120	(75,906)

Fiscal First Quarter Ended March 31, 2024

	Total	Retained Earnings and Additional Paid-in Capital	Accumulated Other Comprehensive Income	Common Stock Issued Amount	Treasury Stock Amount
Balance, December 31, 2023	$68,774	153,843	(12,527)	3,120	(75,662)
Net earnings	3,255	3,255	—	—	—
Cash dividends paid ($1.19 per share)	(2,869)	(2,869)	—	—	—
Employee compensation and stock option plans	577	(851)	—	—	1,428
Repurchase of common stock	(1,475)	—	—	—	(1,475)
Other	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	1,759	—	1,759	—	—
Balance, March 31, 2024	$70,020	153,378	(10,768)	3,120	(75,710)

See Notes to Consolidated Financial Statements

Johnson & Johnson and subsidiaries consolidated statements of cash flows
(Unaudited; Dollars in Millions)

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net earnings	$10,999	3,255
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization of property and intangibles	1,772	1,815
Stock based compensation	288	302
Asset write-downs	30	185
Charges for purchase of in-process research and development assets	16	—
Net gain on sale of assets/businesses	(75)	—
Deferred tax provision	2,172	(1,562)
Credit losses and accounts receivable allowances	(4)	—
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Increase in accounts receivable	(926)	(279)
Increase in inventories	(146)	(348)
Decrease in accounts payable and accrued liabilities	(2,126)	(2,483)
(Increase)/Decrease in other current and non-current assets	(1,317)	3,199
Decrease in other current and non-current liabilities	(6,509)	(427)

Net cash flows from operating activities	4,174	3,657

Cash flows from investing activities
Additions to property, plant and equipment	(795)	(807)
Proceeds from the disposal of assets/businesses, net (Note 10)	279	210
Acquisitions, net of cash acquired (Note 10)	—	(1,811)
Acquired in-process research and development assets (Note 10)	(14)	—
Purchases of investments	(251)	(630)
Sales of investments	218	979
Credit support agreements activity, net	296	1,600
Other (including capitalized licenses and milestones)	(30)	(5)

Net cash used by investing activities	(297)	(464)

Cash flows from financing activities
Dividends to shareholders	(2,989)	(2,869)
Repurchase of common stock	(2,127)	(1,475)
Proceeds from short-term debt, net	8,784	5,263
Repayment of short-term debt, net	(2,120)	(890)
Proceeds from long-term debt, net of issuance costs	9,138	2
Repayment of long-term debt	(751)	(1)
Proceeds from the exercise of stock options/employee withholding tax on stock awards, net	450	195
Credit support agreements activity, net	(3)	228
Other	40	93

Net cash from financing activities	10,422	546

Form 10-Q	5

	Fiscal Three Months Ended
	March 30, 2025	March 31, 2024
Effect of exchange rate changes on cash and cash equivalents	70	(125)
Increase in cash and cash equivalents	14,369	3,614
Cash and Cash equivalents beginning of period	24,105	21,859
Cash and cash equivalents, end of period	38,474	25,473

Acquisitions (Note 10)
Fair value of assets acquired	$—	1,899
Fair value of liabilities assumed	—	(88)
Net cash paid for acquisitions	$—	1,811
See Notes to Consolidated Financial Statements

Notes to consolidated financial statements
Note 1 — The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of Johnson & Johnson and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented.
Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
New accounting standards
The Company assesses the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company's financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recently adopted accounting standards
There were no new material accounting standards adopted in the fiscal first quarter of 2025.
Recently issued accounting standards
There were no new material accounting standards issued in the fiscal first quarter of 2025.
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
Confirmed obligations under the program as of March 30, 2025, and December 29, 2024, were $0.6 billion and $0.8 billion, respectively. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.

Note 2 — Inventories

(Dollars in Millions)	March 30, 2025	December 29, 2024
Raw materials and supplies	$2,371	2,337
Goods in process	3,203	2,815
Finished goods	7,085	7,292
Total inventories	$12,659	12,444

Form 10-Q	7

Note 3 — Intangible assets and goodwill
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest annual impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2024. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter, or sooner, if warranted.

(Dollars in Millions)	March 30, 2025	December 29, 2024
Intangible assets with definite lives:
Patents and trademarks — gross	$45,591	44,695
Less accumulated amortization	(27,748)	(26,124)
Patents and trademarks — net	$17,843	18,571
Customer relationships and other intangibles — gross	20,493	20,310
Less accumulated amortization	(13,882)	(13,544)
Customer relationships and other intangibles — net(1)	$6,611	6,766
Intangible assets with indefinite lives:
Purchased in-process research and development	12,301	12,281
Total intangible assets — net	$36,755	37,618
(1)The majority is comprised of customer relationships
Goodwill as of March 30, 2025 was allocated by segment of business as follows:

(Dollars in Millions)	Innovative Medicine	MedTech	Total
Goodwill at December 29, 2024	$10,692	33,508	44,200
Goodwill, related to acquisitions	—	—	—
Goodwill, related to divestitures	—	(29)	(29)
Currency translation/Other	215	82	297
Goodwill at March 30, 2025	$10,907	33,561	44,468

The weighted average amortization period for patents and trademarks is approximately 12 years. The weighted average amortization period for customer relationships and other intangible assets is approximately 19 years. The amortization expense of amortizable intangible assets included in the cost of products sold was $1.1 billion for both of the fiscal first quarters ended March 30, 2025 and March 31, 2024.
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
The Company does not enter into derivative financial instruments for trading or speculative purposes, or that contain credit risk related contingent features. The Company maintains credit support agreements (CSA) with certain derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. As of March 30, 2025, the cumulative amount of cash collateral paid by the Company under the CSA amounted to $1.9 billion net, related to net investment and cash flow hedges. On an ongoing basis, the Company monitors counter-party credit ratings. The Company considers credit non-performance risk to be low because the Company primarily enters into agreements with commercial institutions that have at least an investment grade credit rating. Refer to the table on significant financial assets and liabilities measured at fair value contained in this footnote for receivables and payables with these commercial institutions. As of March 30, 2025, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.2 billion, $40.0 billion and $9.0 billion, respectively. As of December 29, 2024, the Company had notional amounts outstanding for forward foreign exchange contracts, cross currency interest rate swaps and interest rate swaps of $45.1 billion, $40.5 billion and $9.0 billion, respectively.
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
The Company designated its Euro denominated notes with due dates ranging from 2028 to 2055 as a net investment hedge of the Company's investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by changes in exchange rates.
As of March 30, 2025, the balance of deferred net loss on derivatives included in accumulated other comprehensive income was $1.2 billion after-tax. For additional information, see the Consolidated Statements of Comprehensive Income and Note 7. The Company expects that substantially all of the amounts related to forward foreign exchange contracts will be reclassified into earnings over the next 12 months as a result of transactions that are expected to occur over that period. The maximum length of time over which the Company is hedging transaction exposure is 18 months, excluding interest rate contracts and net investment hedge contracts. The amount ultimately realized in earnings may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity of the derivative.

Form 10-Q	9

The following table is a summary of the activity related to derivatives and hedges for the fiscal first quarters ended March 30, 2025 and March 31, 2024, net of tax:

	March 30, 2025					March 31, 2024
(Dollars in Millions)	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense	Sales	Cost of Products Sold	R&D Expense	Interest (Income) Expense	Other (Income) Expense
The effects of fair value, net investment and cash flow hedging:
Gain (Loss) on fair value hedging relationship:
Interest rate swaps contracts:
Hedged items	$—	—	—	188	—	—	—	—	8	—
Derivatives designated as hedging instruments	—	—	—	(188)	—	—	—	—	(8)	—

Gain (Loss) on net investment hedging relationship:
Cross currency interest rate swaps contracts:
Amount of gain or (loss) recognized in income on derivative amount excluded from effectiveness testing	—	—	—	49	—	—	—	—	34	—
Amount of gain or (loss) recognized in AOCI	—	—	—	49	—	—	—	—	34	—

Gain (Loss) on cash flow hedging relationship:
Forward foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(1)	10	1	—	—	1	165	4	—	(2)

Amount of gain or (loss) recognized in AOCI	3	105	(36)	—	(11)	(3)	(19)	22	—	4

Cross currency interest rate swaps contracts:
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	83	—	—	—	—	49	—
Amount of gain or (loss) recognized in AOCI	$—	—	—	566	—	—	—	—	(205)	—

As of March 30, 2025, and December 29, 2024, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges:

Line item in the Consolidated Balance Sheet in which the hedged item is included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Gain/ (Loss) Included in the Carrying Amount of the Hedged Liability
(Dollars in Millions)	March 30, 2025	December 29, 2024	March 30, 2025	December 29, 2024
Long-term Debt	$8,147	7,935	(889)	(1,132)

The following table is the effect of derivatives not designated as hedging instruments for the fiscal first quarters ended 2025 and 2024:

		Gain/(Loss) Recognized In Income on Derivative
(Dollars in Millions)	Location of Gain /(Loss) Recognized in Income on Derivative	Fiscal First Quarter Ended
Derivatives Not Designated as Hedging Instruments		March 30, 2025	March 31, 2024
Foreign Exchange Contracts	Other (income) expense	$62	25

The following table is the effect of net investment hedges for the fiscal first quarters ended in 2025 and 2024:

	Gain/(Loss) Recognized In Accumulated OCI		Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Gain/(Loss) Reclassified From Accumulated OCI Into Income
(Dollars in Millions)	March 30, 2025	March 31, 2024		March 30, 2025	March 31, 2024
Debt	$(316)	84	Interest (income) expense	—	—
Cross Currency interest rate swaps	$840	728	Interest (income) expense	—	—

Form 10-Q	11

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
The following table is a summary of the activity related to equity investments:

	December 29, 2024			March 30, 2025
(Dollars in Millions)	Carrying Value	Changes in Fair Value Reflected in Net Income (1)	(Sales)/ Purchases/Other (2)	Carrying Value	Non Current Other Assets
Equity Investments with readily determinable value	$451	(36)	56	471	471

Equity Investments without readily determinable value	$773	(27)	41	787	787
(1)Recorded in Other (income)/expense, net
(2)Other includes impact of currency

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
Level 2 — Significant other observable inputs.
Level 3 — Significant unobservable inputs.

The Company’s significant financial assets and liabilities measured at fair value as of March 30, 2025 and December 29, 2024 were as follows:

	March 30, 2025				December 29, 2024
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Total(1)
Derivatives designated as hedging instruments:
Assets:
Forward foreign exchange contracts	$—	389	—	389	660
Interest rate contracts(2)	—	1,285	—	1,285	1,484
Total	—	1,674	—	1,674	2,144
Liabilities:
Forward foreign exchange contracts	—	345	—	345	794
Interest rate contracts(2)	—	3,415	—	3,415	3,753
Total	—	3,760	—	3,760	4,547
Derivatives not designated as hedging instruments:
Assets:
Forward foreign exchange contracts	—	37	—	37	50
Liabilities:
Forward foreign exchange contracts	—	25	—	25	17
Other Investments:
Equity investments(3)	471	—	—	471	451
Debt securities(4)	—	8,448	—	8,448	7,216
Other Liabilities:
Contingent consideration(5)	$—	—	1,231	1,231	1,217

Gross to Net Derivative Reconciliation	March 30, 2025	December 29, 2024
(Dollars in Millions)
Total Gross Assets	$1,711	2,194
Credit Support Agreement (CSA)	(1,700)	(2,172)
Total Net Asset	11	22

Total Gross Liabilities	3,785	4,564
Credit Support Agreement (CSA)	(3,648)	(4,412)
Total Net Liabilities	$137	152

Summarized information about changes in liabilities for contingent consideration for the fiscal first quarters ended March 30, 2025 and March 31, 2024 is as follows:

	March 30, 2025	March 31, 2024
(Dollars in Millions)
Beginning Balance	$1,217	1,092
Changes in estimated fair value(6)	14	22
Additions	—	—
Payments	—	—
Ending Balance	$1,231	1,114
(1)2024 assets and liabilities are all classified as Level 2 with the exception of equity investments of $451 million, which are classified as Level 1 and contingent consideration of $1,217 million, classified as Level 3.
(2)Includes cross currency interest rate swaps and interest rate swaps.

Form 10-Q	13

(3)Classified as non-current other assets.
(4)Classified within cash equivalents and current marketable securities.
(5)Includes $1,181 million and $1,217 million classified as non-current other liabilities as of March 30, 2025 and December 29, 2024, respectively. Includes $50 million classified as current liabilities as of March 30, 2025.
(6)Ongoing fair value adjustment amounts are primarily recorded in Research and Development expense.
The Company's cash, cash equivalents and current marketable securities as of March 30, 2025 comprised:

(Dollars in Millions)	Carrying Amount	Unrealized Gain	Estimated Fair Value	Cash & Cash Equivalents	Current Marketable Securities
Cash	$3,059	—	3,059	3,059	—
U.S. Gov't securities	—	—	—	—	—
Non-U.S. sovereign securities	—	—	—	—	—
U.S. reverse repurchase agreements	6,938	—	6,938	6,938	—
Corporate debt securities(1)	—	—	—	—	—
Money market funds	19,690	—	19,690	19,690	—
Time deposits(1)	646	—	646	646	—
Subtotal	30,333	—	30,333	30,333	—

U.S. Gov’t securities	8,032	1	8,033	8,020	13
U.S. Gov’t Agencies	—	—	—	—	—
Other sovereign securities	180	—	180	64	116
Corporate debt securities	235	—	235	57	178
Subtotal available for sale debt(2)	$8,447	1	8,448	8,141	307
Total cash, cash equivalents and current marketable securities	$38,780	1	38,781	38,474	307
(1)Held to maturity investments are reported at amortized cost and gains or losses are reported in earnings.
(2)Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.
As of the fiscal year ended December 29, 2024, the carrying amount of cash, cash equivalents and current marketable securities was approximately the same as the estimated fair value.
Fair value of government securities and obligations and corporate debt securities was estimated using quoted broker prices and significant other observable inputs.
The Company classifies all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months from the date of purchase as current marketable securities. Available for sale securities with stated maturities of greater than one year from the date of purchase are available to fund current operations and are classified as current marketable securities.
The contractual maturities of the available for sale securities as of March 30, 2025 are as follows:

(Dollars in Millions)	Cost Basis	Fair Value
Due within one year	$8,428	8,429
Due after one year through five years	19	19
Due after five years through ten years	—	—
Total debt securities	$8,447	8,448

Financial instruments not measured at fair value
The following financial liabilities are held at carrying amount on the consolidated balance sheet as of March 30, 2025:

(Dollars in Millions)	Carrying Amount	Estimated Fair Value

Financial Liabilities

Current Debt	$13,897	13,855

Non-Current Debt
2.95% Notes due 2027	950	980
0.95% Notes due 2027	1,479	1,395
4.50% Notes due 2027(1)	749	757
2.90% Notes due 2028	1,498	1,452
1.150% Notes due 2028 (750MM Euro 1.0784)	806	772
4.55% Notes due 2028(1)	748	758
4.80% Notes due 2029	1,146	1,175
6.95% Notes due 2029	299	334
2.70% Notes due 2029 (600MM Euro 1.0784)(1)	646	648
1.30% Notes due 2030	1,672	1,499
4.70% Notes due 2030(1)	995	1,017
4.90% Notes due 2031	1,146	1,178
3.20% Notes due 2032 (700MM Euro 1.0784)	752	762
4.85% Notes due 2032(1)	1,242	1,268
4.95% Notes due 2033	499	514
4.375% Notes due 2033	854	838
3.050% Notes due 2033 ( 700MM Euro 1.0784)(1)	752	749
4.95% Notes due 2034	846	870
1.650% Notes due 2035 (1.5B Euro 1.0784)	1,607	1,393
5.00% Notes due 2035(1)	1,243	1,270
3.35% Notes due 2036 (800MM Euro 1.0784)	858	849
3.587% Notes due 2036	897	894
5.95% Notes due 2037	994	1,094
3.625% Notes due 2037	1,387	1,333
3.350% Notes due 2037 (1.0B Euro 1.0784)(1)	1,075	1,058
3.40% Notes due 2038	993	855
5.85% Notes due 2038	697	760
4.50% Notes due 2040	542	524
2.10% Notes due 2040	874	689
4.85% Notes due 2041	298	293
4.50% Notes due 2043	496	464
3.55% Notes due 2044 (1.0B Euro 1.0784)	1,068	1,037
3.60% Notes due 2045 (700MM Euro 1.0784)(1)	749	723
3.73% Notes due 2046	1,979	1,604
3.75% Notes due 2047	852	802
3.50% Notes due 2048	744	569
2.25% Notes due 2050	837	582
5.25% Notes due 2054	843	850

Form 10-Q	15

3.70% Notes due 2055 (1.0B Euro 1.0784)(1)	1,072	1,020
2.45% Notes due 2060	1,088	694
Other	83	83
Total Non-Current Debt	$38,355	36,406
(1) In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition which closed on April 2, 2025, and for general corporate purposes.
The weighted average effective interest rate on non-current debt is 3.58%.
The excess of the carrying value over the estimated fair value of debt was $2.0 billion at December 29, 2024.
Fair value of the non-current debt was estimated using market prices, which were corroborated by quoted broker prices and significant other observable inputs.
The current debt balance as of March 30, 2025, includes $10.9 billion of commercial paper which has a weighted average interest rate of 4.28% and a weighted average maturity of approximately two months.

Note 5 — Income taxes
The worldwide effective income tax rates for the fiscal first quarter of 2025 and 2024 were 19.3% and 12.4%, respectively. The increase in the consolidated tax rate is primarily due to more income in higher tax jurisdictions, specifically in the U.S. In the fiscal first quarter of 2025 the Company reversed approximately $7.0 billion, a significant portion of the previously accrued talc reserve versus a charge of $2.7 billion recorded in the fiscal first quarter of 2024 for the talc settlement proposal. Both charges were recorded at an effective U.S. federal and state tax rate of approximately 22% (for further information see Note 11 to the Consolidated Financial Statements).
As of March 30, 2025, the Company had approximately $2.1 billion of liabilities from unrecognized tax benefits. The Company conducts business and files tax returns in numerous countries and currently has tax audits in progress in a number of jurisdictions. With respect to the United States, the Internal Revenue Service has completed its audit for the tax years through 2016 and has commenced the audit for tax years 2017 through 2020.
In other major jurisdictions where the Company conducts business, the years that remain open to tax audit go back to the year 2013. The Company believes it is possible that tax audits may be completed over the next twelve months by taxing authorities in some jurisdictions outside of the United States.

Note 6 — Pensions and other benefit plans
Components of net periodic benefit cost
Net periodic benefit costs for the Company’s defined benefit retirement plans and other benefit plans include the following components:

	Fiscal First Quarter Ended
	Retirement Plans		Other Benefit Plans
(Dollars in Millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost	$214	224	72	69
Interest cost	351	352	54	52
Expected return on plan assets	(587)	(642)	(2)	(2)
Amortization of prior service cost/(credit)	(46)	(46)	—	—
Recognized actuarial (gains)/losses	83	43	16	13
Net periodic benefit cost/(credit)	$15	(69)	140	132
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
Company contributions
For the fiscal three months ended March 30, 2025, the Company contributed $34 million and $4 million to its U.S. and international retirement plans, respectively. The Company plans to continue to fund its U.S. defined benefit plans to comply with the Pension Protection Act of 2006. International plans are funded in accordance with local regulations.

Note 7 — Accumulated other comprehensive income
Components of other comprehensive income/(loss) consist of the following:

(Dollars in Millions)	Foreign Currency Translation	Gain/ (Loss) On Securities	Employee Benefit Plans	Gain/ (Loss) On Derivatives & Hedges	Total Accumulated Other Comprehensive Income/(Loss)

December 29, 2024	$(8,441)	1	(1,551)	(1,750)	(11,741)
Net change	(575)	0	42	534	1
March 30, 2025	(9,016)	1	(1,509)	(1,216)	(11,740)
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

Form 10-Q	17

Note 8 — Earnings per share
The following is a reconciliation of basic net earnings per share to diluted net earnings per share:

	Fiscal First Quarter Ended
(Shares in Millions)	March 30, 2025	March 31, 2024
Basic net earnings per share	$4.57	1.35
Average shares outstanding — basic	2,407.2	2,408.2
Potential shares exercisable under stock option plans	69.0	87.6
Less: shares which could be repurchased under treasury stock method	(52.4)	(65.7)
Average shares outstanding — diluted	2,423.8	2,430.1
Diluted net earnings per share	$4.54	1.34

(Shares in Millions)
The diluted net earnings per share calculation excluded the following number of shares related to stock options, as the exercise price of these options was greater than the average market value of the Company’s stock.	60.9	44.2

Note 9 — Segments of business and geographic areas
The Company is organized into two business segments: Innovative Medicine and MedTech.
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
Sales by segment of business

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change

INNOVATIVE MEDICINE
Oncology
U.S.	$3,013	2,383	26.4%
International	2,664	2,430	9.6
Worldwide	5,678	4,814	17.9
CARVYKTI
U.S.	318	140	*
International	51	16	*
Worldwide	369	157	*
DARZALEX
U.S.	1,829	1,464	24.9
International	1,409	1,228	14.7
Worldwide	3,237	2,692	20.3
ERLEADA
U.S.	292	285	2.5
International	479	404	18.5
Worldwide	771	689	11.9
IMBRUVICA
U.S.	235	265	(11.5)
International	474	518	(8.5)
Worldwide	709	784	(9.5)
RYBREVANT/ LAZCLUZE(1)
U.S.	113	36	*
International	28	11	*
Worldwide	141	47	*
TALVEY(1)
U.S.	68	50	35.2
International	18	8	*
Worldwide	86	58	48.4
TECVAYLI
U.S.	105	101	4.9
International	46	33	38.8
Worldwide	151	133	13.3

Form 10-Q	19

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
ZYTIGA / abiraterone acetate
U.S.	7	9	(24.3)
International	118	172	(31.3)
Worldwide	125	181	(30.9)
OTHER ONCOLOGY
U.S.	47	33	42.9
International	42	41	4.6
Worldwide	89	73	21.7
Immunology
U.S.	2,196	2,453	(10.5)
International	1,510	1,794	(15.8)
Worldwide	3,707	4,247	(12.7)
REMICADE
U.S.	314	266	18.1
U.S. Exports	10	27	(64.2)
International	143	141	1.3
Worldwide	467	434	7.5
SIMPONI / SIMPONI ARIA
U.S.	292	254	14.8
International	366	299	22.4
Worldwide	659	554	18.9
STELARA
U.S.	981	1,396	(29.8)
International	644	1,055	(38.9)
Worldwide	1,625	2,451	(33.7)
TREMFYA
U.S.	599	509	17.6
International	356	299	19.2
Worldwide	956	808	18.2
OTHER IMMUNOLOGY
U.S.	1	0	*
International	0	0	—
Worldwide	1	0	*

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
Neuroscience
U.S.	968	1,054	(8.1)
International	679	749	(9.3)
Worldwide	1,647	1,803	(8.6)
CONCERTA / methylphenidate
U.S.	38	41	(7.4)
International	110	136	(18.9)
Worldwide	148	177	(16.3)
INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA
U.S.	625	765	(18.2)
International	277	292	(4.9)
Worldwide	903	1,056	(14.5)
SPRAVATO
U.S.	276	191	45.0
International	43	34	25.0
Worldwide	320	225	41.9
OTHER NEUROSCIENCE
U.S.	28	58	(50.6)
International	248	287	(13.4)
Worldwide	277	345	(19.6)
Pulmonary Hypertension
U.S.	744	766	(2.9)
International	281	283	(0.6)
Worldwide	1,025	1,049	(2.3)
OPSUMIT/OPSYNVI(2)
U.S.	363	356	2.1
International	159	169	(6.0)
Worldwide	522	524	(0.5)
UPTRAVI
U.S.	365	392	(6.9)
International	86	76	13.4
Worldwide	451	468	(3.6)
OTHER PULMONARY HYPERTENSION(2)
U.S.	15	18	(12.7)
International	37	39	(4.6)
Worldwide	52	56	(7.2)
Infectious Diseases
U.S.	315	324	(2.8)
International	487	497	(1.9)
Worldwide	802	821	(2.2)

Form 10-Q	21

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
EDURANT / rilpivirine
U.S.	8	8	(1.3)
International	350	315	11.0
Worldwide	358	323	10.7
PREZISTA / PREZCOBIX / REZOLSTA / SYMTUZA
U.S.	305	314	(2.9)
International	98	104	(6.2)
Worldwide	403	418	(3.7)
OTHER INFECTIOUS DISEASES(3)
U.S.	2	2	7.7
International	39	77	(48.8)
Worldwide	41	78	(47.6)
Cardiovascular / Metabolism / Other
U.S.	855	631	35.4
International	158	197	(19.7)
Worldwide	1,013	829	22.3
XARELTO
U.S.	690	518	33.3
International	—	—	—
Worldwide	690	518	33.3
OTHER
U.S.	165	114	45.0
International	158	197	(19.7)
Worldwide	323	311	3.9

TOTAL INNOVATIVE MEDICINE
U.S.	8,092	7,612	6.3
International	5,781	5,950	(2.9)
Worldwide	13,873	13,562	2.3

MEDTECH
Cardiovascular
U.S.	1,261	1,025	23.0
International	842	781	7.8
Worldwide	2,103	1,806	16.4
ELECTROPHYSIOLOGY
U.S.	684	692	(1.1)
International	638	652	(2.0)
Worldwide	1,323	1,344	(1.6)
ABIOMED
U.S.	339	303	11.9
International	81	67	19.7
Worldwide	420	371	13.3

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
SHOCKWAVE
U.S.	206	—	*
International	52	—	*
Worldwide	258	—	*
OTHER CARDIOVASCULAR
U.S.	32	30	7.1
International	72	62	15.1
Worldwide	103	92	12.5
Orthopaedics
U.S.	1,384	1,448	(4.4)
International	857	892	(3.9)
Worldwide	2,241	2,340	(4.2)
HIPS
U.S.	263	270	(2.5)
International	146	152	(4.0)
Worldwide	409	422	(3.1)
KNEES
U.S.	231	242	(4.3)
International	158	160	(1.0)
Worldwide	389	401	(3.0)
TRAUMA
U.S.	502	504	(0.5)
International	270	261	3.7
Worldwide	772	765	0.9
SPINE, SPORTS & OTHER
U.S.	388	432	(10.2)
International	283	320	(11.6)
Worldwide	671	752	(10.8)
Surgery
U.S.	1,002	987	1.5
International	1,394	1,429	(2.5)
Worldwide	2,396	2,416	(0.8)
ADVANCED
U.S.	457	446	2.7
International	616	641	(4.0)
Worldwide	1,073	1,087	(1.2)
GENERAL
U.S.	544	542	0.5
International	778	788	(1.2)
Worldwide	1,323	1,330	(0.5)

Form 10-Q	23

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
Vision
U.S.	566	547	3.4
International	713	710	0.4
Worldwide	1,279	1,258	1.7
CONTACT LENSES / OTHER
U.S.	452	438	3.1
International	467	472	(1.1)
Worldwide	919	910	1.0
SURGICAL
U.S.	114	110	4.3
International	246	238	3.4
Worldwide	361	348	3.7

TOTAL MEDTECH
U.S.	4,213	4,008	5.1
International	3,807	3,813	(0.2)
Worldwide	8,020	7,821	2.5

WORLDWIDE
U.S.	12,305	11,620	5.9
International	9,588	9,763	(1.8)
Worldwide	$21,893	21,383	2.4%
*    Percentage greater than 100% or not meaningful
(1) Previously in Other Oncology
(2) Opsynvi was previously in Other Pulmonary Hypertension
(3) Includes the Covid-19 Vaccine in 2024
Segment income before tax

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025			March 31, 2024
	Innovative Medicine(1)	MedTech(2)	Total	Innovative Medicine(1)	MedTech(2)	Total
Sales to customers	$13,873	8,020		13,562	7,821
Cost of products sold	4,020	3,326		3,370	3,120
Selling, marketing and administrative	2,261	2,656		2,438	2,582
Research and development expense	2,548	677		2,896	646
Other segment items (3)	(166)	(60)		(111)	(47)
Segment income before tax	$5,210	1,421	6,631	4,969	1,520	6,489
(Income) Expense not allocated to segments (4)			(7,000)			2,775
Earnings before provision for taxes on income			$13,631			$3,714

(1) Innovative Medicine includes:
•Intangible amortization expense of $0.6 billion and $0.7 billion in the fiscal first quarter of 2025 and 2024, respectively.
•A restructuring related charge of $0.1 billion in the fiscal first quarter of 2024. Refer to Note 12 for additional details.
(2)    MedTech includes:
•Intangible amortization expense of $0.5 billion and $0.4 billion in the fiscal first quarter of 2025 and 2024, respectively.
•Acquisition and integration related expense of $0.1 billion in both the fiscal first quarters of 2025 and 2024 primarily driven by the Shockwave acquisition in fiscal 2025 and Abiomed in fiscal 2024.
•A restructuring related charge of $0.1 billion in the fiscal first quarter of 2025.
(3)    Other segment expenses for each reportable segment include charges related to other income and expenses, restructuring activities and impairment charges related to in-process research and development.
(4) Amounts not allocated to segments include interest (income)/expense and general corporate (income)/expense. The fiscal first quarter of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal first quarter of 2024 includes charges for talc matters of $2.7 billion. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.

	Identifiable Assets
(Dollars in Millions)	March 30, 2025	December 29, 2024
Innovative Medicine	$58,727	57,070
MedTech	85,111	84,322
Total	143,838	141,392
General corporate (1)	49,833	38,712
Worldwide total	$193,671	180,104
(1)General corporate includes cash, cash equivalents, marketable securities and other corporate assets.

	Additions to Property, Plant & Equipment		Depreciation and Amortization
(Dollars in Millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Innovative Medicine	$276	232	$884	1,011
MedTech	480	493	836	746
Segments total	756	725	1,720	1,757
General corporate	39	82	52	58
Worldwide total	$795	807	$1,772	1,815

Sales by geographic area

	Fiscal First Quarter Ended
(Dollars in Millions)	March 30, 2025	March 31, 2024	Percent Change
United States	$12,305	11,620	5.9%
Europe	5,110	5,163	(1.0)
Western Hemisphere, excluding U.S.	1,167	1,194	(2.3)
Asia-Pacific, Africa	3,311	3,406	(2.8)
Total	$21,893	21,383	2.4%

Form 10-Q	25

Note 10 — Acquisitions and divestitures
Subsequent to the fiscal first quarter of 2025, on April 2, 2025, the Company completed the acquisition of Intra-Cellular Therapies, Inc. (Intra-Cellular), a biopharmaceutical company focused on the development and commercialization of therapeutics for central nervous system disorders. The Company acquired all the outstanding shares of Intra-Cellular’s common stock for $132.00 per share in cash for a total equity value of approximately $14.6 billion. The Company funded the transaction through a combination of cash on hand and proceeds from the issuance of debt in the fiscal first quarter of 2025. See Note 4 to the Consolidated Financial Statements for additional details.

The Company is in the process of determining the preliminary fair value of assets acquired which will primarily be comprised of amortizable intangible assets and in-process research and development assets associated with CAPLYTA, liabilities assumed and total consideration transferred. This transaction will be accounted for as a business combination and the results of operations will be included in the Innovative Medicine segment beginning on the acquisition date.

Business combinations

In the fiscal first quarter of 2025, there were no material business combinations.

On June 20, 2024, the Company completed the acquisition of Proteologix, Inc., a privately held biotechnology company focused on bispecific antibodies for immune-mediated diseases, in an all-cash merger transaction for total consideration of $0.8 billion net of cash acquired, with potential for an additional milestone payment. The results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $1.2 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $0.9 billion, goodwill for $0.3 billion, and liabilities assumed of $0.3 billion, including $0.1 billion of contingent consideration. The goodwill is not expected to be deductible for tax purposes. Acquisition related costs before tax for the fiscal first quarter of 2025 were not material. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period.

On May 31, 2024, the Company acquired all the outstanding shares of Shockwave Medical Inc. a leading, first-to-market provider of innovative intravascular lithotripsy (IVL) technology for the treatment of calcified coronary artery disease (CAD) and peripheral artery disease (PAD), in an all-cash merger transaction for total consideration of $11.5 billion, net of cash acquired. The results of operations were included in the MedTech segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $14.4 billion primarily amortizable intangible assets of $5.3 billion, purchased IPR&D of $0.6 billion, goodwill for $7.6 billion, $0.5 billion of inventory and $0.4 billion of other assets, and liabilities assumed of $2.9 billion. The goodwill is not expected to be deductible for tax purposes. The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. Acquisition related costs before tax for the fiscal first quarter of 2025 were $0.1 billion, primarily related to the fair value of the inventory step-up and were recorded in Cost of products sold.

On March 7, 2024, the Company completed the acquisition of Ambrx Biopharma, Inc., (Ambrx), a clinical-stage biopharmaceutical company with a proprietary synthetic biology technology platform to design and develop next-generation antibody drug conjugates (ADCs), in an all-cash merger transaction for a total consideration of approximately $1.8 billion net of cash acquired. The results of operations were included in the Innovative Medicine segment as of the acquisition date. The fair value of the acquisition was allocated to assets acquired of $2.3 billion, primarily non-amortizable intangible assets, inclusive of purchased IPR&D, for $1.9 billion, goodwill for $0.3 billion and liabilities assumed of $0.5 billion, which includes deferred taxes of $0.4 billion. The goodwill is not deductible for tax purposes. Acquisition related costs before tax for the fiscal first quarter of 2025 were not material.

Asset acquisitions

In the fiscal first quarters of 2025 and 2024, there were no material asset acquisitions.
Divestitures
In the fiscal first quarter of 2025, there were no material divestitures.
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
The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. As of March 30, 2025, the Company has determined that the liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. For these and other litigation and regulatory matters discussed below for which a loss is probable or reasonably possible, the Company is unable to estimate the possible loss or range of loss beyond the amounts accrued. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors including, among other things, whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; procedural or jurisdictional issues; the uncertainty and unpredictability of the number of potential claims; ability to achieve comprehensive multi-party settlements; complexity of related cross-claims and counterclaims; and/or there are numerous parties involved. To the extent adverse awards, judgments or verdicts have been rendered against the Company, the Company does not record an accrual until a loss is determined to be probable and can be reasonably estimated.
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

Form 10-Q	27

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
The claimants subsequently filed notices of appeal as to the denial of the motions to dismiss the LTL Bankruptcy Case and the extension of the stay to the Protected Parties. On January 30, 2023, the Third Circuit reversed the Bankruptcy Court’s ruling and remanded to the Bankruptcy Court to dismiss the LTL Bankruptcy Case.
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
Furthermore, in April 2023, the Talc Claimants' Committee filed a motion to dismiss the LTL 2 Bankruptcy Case followed by similar motions from other claimants. Hearings on the motions to dismiss occurred in June 2023. In July 2023, the court dismissed the LTL 2 Bankruptcy Case and, the same day, the Company stated its intent to appeal the decision and to continue its efforts to obtain a resolution of the talc claims. In September 2023, the Bankruptcy Court entered an order granting LTL leave to seek a direct appeal to the Third Circuit Court of Appeals. In October 2023, the Third Circuit granted LTL’s petition for a direct appeal. In July 2024, the Third Circuit issued a non-precedential opinion affirming the Bankruptcy Court's decision to dismiss the LTL 2 Bankruptcy Case.
In October 2023, the Company stated that it was pursuing the following four parallel and alternative pathways to achieve a comprehensive and final resolution of the talc claims: (i) the appeal of the LTL 2 dismissal decision; (ii) pursuing a consensual “prepackaged” bankruptcy case, as “strongly encouraged” by the Bankruptcy Court in its dismissal decision; (iii) aggressively litigating the talc claims in the tort system; and (iv) pursuing affirmative claims against experts for false and defamatory narratives regarding the Company’s talc powder products. In December 2023, LTL changed its state of formation to Texas and its name to LLT Management LLC (LLT).
Following the dismissal of the LTL 2 Bankruptcy Case, new lawsuits were filed, cases across the country that had been stayed were reactivated, and trials commenced. The majority of the cases are pending in federal court, organized in a multi-district litigation (MDL) in the United States District Court for the District of New Jersey. In the MDL, case-specific discovery proceeded. The MDL proceedings were stayed by order of the bankruptcy court in the Red River Bankruptcy case discussed below. In March 2024, the court granted the Company's motion for a renewed Daubert hearing prior to the trial. The briefing on the renewed Daubert issues was completed in August 2024.
In May 2024, the Company commenced a three-month solicitation period of its proposed consensual “prepackaged” Chapter 11 bankruptcy plan (the Proposed Plan) for the comprehensive and final resolution of all current and future claims related to cosmetic talc in the United States, excluding claims related to mesothelioma or State consumer protection claims, in exchange for the payment by the Company of present value of approximately $6.475 billion payable over 25 years (nominal value of approximately $8.0 billion, discounted at a rate of 4.4%). The claims encompassed by the Proposed Plan constitute 99.75% of pending lawsuits against the Company relating to its talc powder products.
In August 2024, LLT engaged in a restructuring that resulted in the creation of three new Texas limited liability companies: (a) Red River Talc, LLC (Red River); (b) Pecos River Talc LLC (Pecos River); and (3) New Holdco (Texas) LLC. As a result of this restructuring, all claims related to ovarian and other gynecological cancers were separated and allocated to Red River, and mesothelioma, governmental unit and certain other claims were allocated to Pecos River.

28

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
Shortly after Red River filed its Chapter 11 petition, the U.S. Trustee's office filed a motion to transfer venue in the New Jersey Bankruptcy Court, and thereafter, a motion to transfer venue and a motion to dismiss in the Texas Bankruptcy Court. A coalition of six plaintiff law firms also filed a motion to transfer venue and a motion to dismiss in the Texas Bankruptcy Court. In September 2024, the Texas Bankruptcy Court entered a temporary order enjoining the commencement or prosecution of all claims against Red River and certain non-debtor entities, including the Company, until October 11, 2024 (the Stay Order). The Stay Order was extended in October 2024, December 2024, and on March 13, 2025. Also in September 2024, the New Jersey Bankruptcy Court denied the U.S. Trustee's motion to transfer venue without prejudice. In October 2024, the Texas Bankruptcy Court denied the motion to transfer venue from Texas to New Jersey Bankruptcy Court. A consolidated hearing to address, among other things, the motions to dismiss and plan confirmation began on February 18, 2025 and concluded on February 28, 2025.
To account for the contemplated comprehensive resolution through the Proposed Plan, the Company recorded a cumulative incremental charge of approximately $5.0 billion during fiscal year 2024. As of the end of fiscal year 2024, the total present value of the reserve was approximately $11.6 billion (or nominal value of approximately $13.5 billion). On March 31, 2025, the Texas Bankruptcy Court issued an order dismissing the case and, as a result, the Company reversed substantially all, or approximately $7 billion, from amounts previously reserved for the bankruptcy resolution. Further, as a result of the dismissal, the Stay Order was dissolved. On April 1, 2025, the Company provided notice to the MDL court that the pending Daubert motion should proceed.

While the Company has resolved 95% of the mesothelioma lawsuits filed to date, cases continue to be filed. Trials have commenced in various state courts. As of the first quarter 2025, the total present value of the reserve is approximately $4.2 billion, comprising previously executed settlement arrangements, litigation defense and other costs. Approximately one-third of the reserve is recorded as a current liability.
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
In February 2021, Cyprus Mines Corporation (Cyprus), which had owned certain Imerys talc mines, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court and filed its Disclosure Statement and Plan (the Cyprus Plan). The Cyprus Plan contemplates a settlement with Imerys and talc claimants where Cyprus would make a monetary contribution to a trust established under the Imerys Plan in exchange for an injunction against talc claims asserted against it and certain affiliated parties. Cyprus also asserts it has claims for indemnity against the Company arising out of talc personal injury claims. Under the Cyprus Plan, Cyprus would also contribute its alleged indemnification rights to the trust.
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
In July 2024, the Company, Imerys, and Cyprus and certain of their affiliates (including their parent entities), and the tort claimants' committees and future claimants' representatives appointed in the Imerys debtors' and Cyprus debtors' respective Chapter 11 cases entered into a global settlement agreement (the Imerys Settlement Agreement) to resolve the parties ongoing disputes, including disputes raised in the Imerys and Cyprus bankruptcies. Under the global settlement, the Company and its affiliates, on the one hand, and Imerys and Cyprus and their respective affiliates, on the other hand, release their claims against one another arising out of talc claims, including indemnification and contribution claims. In addition, under the settlement, the Company purchased the Imerys and Cyprus debtors' indemnification rights against the Company free and clear of all claims and interest (the Indemnity Buyback). In August 2024, Imerys and Cyprus filed amended Chapter 11 plans and disclosure statements incorporating the terms of the settlement with the Company. In October 2024, the Delaware Bankruptcy Court entered an order approving the Imerys Settlement Agreement (the Settlement Order). The effectiveness of certain provisions of the settlement, including the mutual

Form 10-Q	29

releases, and Indemnity Buyback, were subject to certain conditions, which have since been satisfied. Accordingly, the mutual releases and Indemnity Buyback are now in effect.
Certain insurers have appealed the Settlement Order and sought a stay of the order pending appeal, which the Delaware Bankruptcy Court denied on January 13, 2025. The insurers then sought a stay of the order in the District Court for the District of Delaware, which also was denied. The insurers then appealed the denial of their request for a stay of the order to the Third Circuit Court of Appeals. The briefing of the Settlement Order appeal in the Delaware District Court is scheduled to be completed in April 2025.
On January 5, 2025, Imerys and Cyprus each filed a certification of voting results, indicating that their respective Chapter 11 plans had been accepted by each voting class of talc claimants. A joint confirmation hearing for the plans is scheduled for April 2025.
In February 2018, a securities class action lawsuit was filed against the Company and certain named officers in the United States District Court for the District of New Jersey, alleging that the Company violated the federal securities laws by failing to disclose alleged asbestos contamination in body powders containing talc, primarily JOHNSON’S Baby Powder, and that purchasers of the Company’s shares suffered losses as a result. In April 2019, the Company moved to dismiss the complaint. In December 2019, the Court denied, in part, the motion to dismiss. The case was stayed in May 2022 pursuant to the LTL Bankruptcy Case and was reopened in May 2023. In December 2023, the Court granted Plaintiff’s motion for class certification. In January 2024, Defendants filed a petition with the Third Circuit under Federal Rule of Civil Procedure 23(f) for permission to appeal the Court’s order granting class certification, and in February 2024, the Third Circuit granted Defendants' petition. In February 2024, fact discovery closed, the Court ordered the parties to mediate, and stayed the case pending mediation. In May 2024, the parties participated in an unsuccessful mediation. In June 2024, at the parties' request, the Court lifted the stay for certain limited discovery, but otherwise kept the stay in place pending a decision from the Third Circuit on the 23(f) petition. Briefing on the 23(f) petition was completed in September 2024, and in March 2025, the Third Circuit heard oral argument.
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
In July 2021, the Company announced finalization of an agreement to settle the state and subdivision claims for up to $5.0 billion. Approximately 70% of the all-in settlement was paid by the end of fiscal first quarter 2025. A few government entities opted out of the settlement. In September 2024, the Company reached an agreement to resolve the hospital cases.
The Company and JPI continue to defend the cases brought by the remaining government entity litigants as well as the cases brought by private litigants. In total, there are under 35 remaining opioid cases against the Company and JPI in various state courts, 325 remaining cases in the Ohio multi-district litigation (MDL), and 3 additional cases in other federal courts.
In addition, the Province of British Columbia filed suit against the Company and its Canadian affiliate Janssen Inc., and many other industry members, in Canada. That action was certified as an opt in class action on behalf of other provincial/territorial and the federal governments in Canada in January 2025. Additional proposed class actions have been filed in Canada against the Company and Janssen Inc., and many other industry members, by and on behalf of people who used opioids (for personal injuries), municipalities and First Nations bands. The proposed class action in Quebec on behalf of residents diagnosed with opioid use disorder was authorized to proceed against Janssen Inc. and other industry members in April 2024; and leave to appeal was denied in October 2024. The defendants including the Company filed appeals from the certification order in late February 2025.
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
The table below contains the most significant of these cases and provides the approximate number of plaintiffs in the United States with direct claims in pending lawsuits regarding injuries allegedly due to the relevant product or product category as of March 30, 2025:

Product or product category	Number of plaintiffs
Body powders containing talc, primarily JOHNSON’S Baby Powder	62,850
DePuy ASR XL Acetabular System and DePuy ASR Hip Resurfacing System	50
PINNACLE Acetabular Cup System	910
Pelvic meshes	5,910
ETHICON PHYSIOMESH Flexible Composite Mesh	140
ELMIRON	1,140
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

Form 10-Q	31

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
Intellectual property
Certain subsidiaries of the Company are subject, from time to time, to legal proceedings and claims related to patent, trademark and other intellectual property matters arising out of their businesses. Many of these matters involve challenges to the scope and/

or validity of patents that relate to various products and allegations that certain of the Company’s products infringe the intellectual property rights of third parties. Although these subsidiaries believe that they have substantial defenses to these challenges and allegations with respect to all significant patents, there can be no assurance as to the outcome of these matters. A loss in any of these cases could adversely affect the ability of these subsidiaries to sell their products, result in loss of sales due to loss of market exclusivity, require the payment of past damages and future royalties, and may result in a non-cash impairment charge for any associated intangible asset.
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
XARELTO
Beginning in March 2021, Janssen Pharmaceuticals, Inc., Bayer Pharma AG, Bayer AG and Bayer Intellectual Property GmbH filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of XARELTO before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Dr. Reddy’s Laboratories, Inc.; Dr. Reddy’s Laboratories, Ltd.; Lupin Limited; Lupin Pharmaceuticals, Inc.; Taro Pharmaceutical Industries Ltd.; Taro Pharmaceuticals U.S.A., Inc.; Teva Pharmaceuticals USA, Inc.; Mylan Pharmaceuticals Inc.; Mylan Inc.; Mankind Pharma Limited; Apotex Inc.; Apotex Corp.; Cipla Ltd.; Cipla USA Inc.; and InvaGen Pharmaceuticals, Inc. The following U.S. patents are included in one or more cases: 9,539,218 and 10,828,310.
U.S. Patent No. 10,828,310 was also under consideration by the USPTO in an IPR proceeding. In July 2023, the USPTO issued a final written decision finding the claims of the patent invalid. In September 2023, Bayer Pharma AG filed an appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument is scheduled to be heard in May 2025.
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

Form 10-Q	33

INVEGA TRINZA
Beginning in September 2020, Janssen Pharmaceuticals, Inc., Janssen Pharmaceutica NV, and Janssen Research & Development, LLC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of INVEGA TRINZA before expiration of the Orange Book Listed Patent. The following entities are named defendants: Mylan Laboratories Limited; Mylan Pharmaceuticals Inc.; and Mylan Institutional LLC. The following U.S. patent is included in one or more cases: 10,143,693. In May 2023, the District Court issued a decision finding that Mylan’s proposed generic product infringes the asserted patent and that the patent is not invalid. Mylan appealed the decision, and in March 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's decision.
SYMTUZA
Beginning in November 2021, Janssen Products, L.P., Janssen Sciences Ireland Unlimited Company, Gilead Sciences, Inc. and Gilead Sciences Ireland UC filed patent infringement lawsuits in United States district courts against generic manufacturers who have filed ANDAs seeking approval to market generic versions of SYMTUZA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Lupin Limited; Lupin Pharmaceuticals, Inc.; MSN Laboratories Private Ltd.; MSN Life Sciences Private Ltd.; MSN Pharmaceuticals Inc.; Apotex Inc.; and Apotex Corp. The following U.S. patents are included in one or more cases: 10,039,718 and 10,786,518. In February 2025, Janssen entered into confidential settlement agreements with all defendants, and consent judgments dismissing the cases were entered.
ERLEADA
In January 2025, Aragon Pharmaceuticals, Inc., Janssen Inc., (collectively, Janssen Inc.) and Sloan-Kettering Institute for Cancer Research (SKI) initiated Statements of Claims under Section 6 of the Patented Medicines (Notice of Compliance) Regulations against Sandoz Canada Inc. (Sandoz) in response to Sandoz’s filing of an ANDS seeking approval to market a generic version of ERLEADA before the expiration of CA Patent Nos. 3,008,345 (the ’345 patent), 2,875,767 (the ’767 patent), 2,885,415 (the ’415 patent), and 3,128,331 (the ’331 patent). Janssen Inc. and SKI are seeking an order enjoining Sandoz from marketing a generic version of ERLEADA before the expiration of the relevant patents.
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
CAPLYTA
Beginning in March 2024, Intra-Cellular Therapies, Inc. (Intra-Cellular) filed patent infringement lawsuits in the United States District Court for the District of New Jersey against generic manufactures who have filed ANDAs seeking approval to market generic versions of CAPLYTA before expiration of certain Orange Book Listed Patents. The following entities are named defendants: Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., Alkem Laboratories Ltd., Dr. Reddy’s Laboratories Inc., Dr. Reddy’s Laboratories Ltd., Hetero USA, Inc., Hetero Labs Ltd. Unit-V, Hetero Labs Ltd., MSN Laboratories Private Ltd., Sandoz Inc., Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Ltd. The following U.S. Patents are included in one or more cases: US RE 48,825; RE 48,839; 8,648,077; 9,168,258; 9,199,995; 9,616,061; 9,956,227; 10,117,867; 10,464,938; 10,960,009; 11,026,951; 11,753,419; 11,980,617; 12,070,459; 12,090,155; 12,122,792; and 12,128,043. In January 2025, Intra-Cellular entered into a confidential settlement agreement with Sandoz Inc. and the case was dismissed.
MedTech
In March 2016, Abiomed, Inc. filed a declaratory judgment action against Maquet Cardiovascular LLC (Maquet) in the U.S. District Court for the District of Massachusetts seeking a declaration that certain Impella products do not infringe Maquet patents, including U.S. Patent Nos. 7,022,100 (’100 patent); 8,888,728; and 9,327,068. Maquet counterclaimed for infringement of those patents against Abiomed, Inc., Abiomed Europe GmbH, and Abiomed R&D, Inc. (collectively, Abiomed), and later added claims for infringement of U.S. Patent Nos. 9,545,468; 9,561,314; and 9,597,437. After claim construction, Maquet alleged infringement of only the ’100 patent. In September 2021, the court granted Abiomed’s motion for summary judgment of non-infringement of the ’100 patent, and in September 2023, the district court entered final judgment in favor of Abiomed on all patents-in-suit. Maquet appealed.

In November 2017, Maquet Cardiovascular LLC filed suit against Abiomed, Inc., Abiomed R&D, Inc., and Abiomed Europe GmbH (collectively, Abiomed) in the U.S. District Court for the District of Massachusetts, alleging that certain Impella products infringe U.S. Patent No. 9,789,238 (’238 patent). Maquet subsequently added U.S. Patent No. 10,238,783 (’783 patent). After claim construction, the court entered a stipulated judgment of non-infringement of both patents. Maquet appealed. On March 21, 2025, the U.S. Court of Appeals for the Federal Circuit left undisturbed the judgment on non-infringement of the ’238 patent, vacated the judgment regarding the ’783 patent, and remanded the case to the District Court for further proceedings on the ’783 patent.

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
MedTech
In July 2023, the DOJ issued Civil Investigative Demands to the Company, Johnson & Johnson Surgical Vision, Inc., and Johnson & Johnson Vision Care, Inc. (collectively, J&J Vision) in connection with a civil investigation under the False Claims Act relating to free or discounted intraocular lenses and equipment used in eye surgery, such as phacoemulsification and laser systems. J&J Vision has provided documents and information responsive to the Civil Investigative Demands and is continuing to cooperate with the DOJ regarding its inquiry.
Innovative Medicine
In July 2016, the Company and Janssen Products, LP were served with a qui tam complaint pursuant to the False Claims Act filed in the United States District Court for the District of New Jersey alleging the off-label promotion of two HIV products, PREZISTA and INTELENCE, and anti-kickback violations in connection with the promotion of these products. The complaint was filed under seal in December 2012. The federal and state governments have declined to intervene, and the lawsuit is being prosecuted by the relators. The Court denied summary judgment on all claims in December 2021. Daubert motions were granted in part and denied in part in January 2022, and trial commenced in May 2024. On June 13, 2024, a jury found no liability regarding the anti-kickback violations but found liability for a portion of the off-label promotion claims. The Company is pursuing post-trial briefing challenging the verdict on the off-label claims. On March 28, 2025, the Court granted in part and denied in part Janssen’s motions and the Company is appealing the verdict and judgments.
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
General litigation
The Company or its subsidiaries are also parties to various proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and comparable state, local or foreign laws in which the primary relief sought is the Company’s agreement to implement remediation activities at designated hazardous waste sites or to reimburse the government or third parties for the costs they have incurred in performing remediation at such sites.
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

Form 10-Q	35

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
In February 2024, a putative class action was filed against the Company and the Pension & Benefits Committee of Johnson & Johnson (Committee) in United States District Court for the District of New Jersey. The complaint alleges that defendants breached fiduciary duties under the Employee Retirement Income Security Act (ERISA) by allegedly mismanaging the Company’s prescription-drug benefits program. The complaint seeks damages and other relief. In January 2025, the Court granted in part and denied in part defendants’ motion to dismiss, with leave to replead. In March 2025, plaintiffs filed a second amended complaint.
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
In October 2018, two separate putative class actions were filed against Actelion Pharmaceutical Ltd., Actelion Pharmaceuticals U.S., Inc. and Actelion Clinical Research, Inc. (collectively Actelion) in United States District Court for the District of Maryland and United States District Court for the District of Columbia. The complaints allege that Actelion violated state and federal antitrust and unfair competition laws by allegedly refusing to supply generic pharmaceutical manufacturers with samples of TRACLEER. TRACLEER is subject to a Risk Evaluation and Mitigation Strategy required by the U.S. Food and Drug Administration, which imposes restrictions on distribution of the product. In January 2019, the plaintiffs dismissed the District of Columbia case and filed a consolidated complaint in the United States District Court for the District of Maryland. In September 2024, the district court granted plaintiff's motion for class certification. Trial is scheduled for March 2026.
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
In December 2018, Janssen Biotech, Inc., Janssen Oncology, Inc., Janssen Research & Development, LLC and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint on behalf of the United States, certain states, and the District of Columbia. The complaint alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct sales and reimbursement programs. At this time, the federal and state governments have declined to intervene. In December 2021, the United States District Court for the District of New Jersey denied Janssen's motion to dismiss.

Note 12 — Restructuring
In fiscal 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense in the fiscal first quarter of 2025 primarily included costs related to asset impairments and market and product exits. The pre-tax restructuring expense in the fiscal first quarter of 2024 primarily included costs related to market and product exits. Total project costs of approximately $0.5 billion have been recorded since the restructuring was announced. The estimated costs of the total program are between $0.7 billion - $0.8 billion and is expected to be completed by the end of fiscal year 2025.
The following table summarizes the restructuring expenses for 2025 and 2024:

(Pre-tax Dollars in Millions)	Q1 2025	Q1 2024
MedTech Segment(1)	$55	27
Innovative Medicine Segment(2)	0	144
Total Programs	$55	171
(1)Includes $17 million in Restructuring, $8 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings in the fiscal first quarter of 2025. Included $20 million in Restructuring and $7 million in Cost of products sold on the Consolidated Statement of Earnings in the fiscal first quarter of 2024.
(2)Included in Restructuring on the Consolidated Statement of Earnings in the fiscal first quarter of 2024. This program was completed in the fiscal fourth quarter of 2024.
Restructuring reserves as of March 30, 2025 and December 29, 2024 were insignificant.

Form 10-Q	37

Item 2 — Management’s discussion and analysis of financial condition and results of operations
Results of operations
Sales to customers
Analysis of consolidated sales
For the fiscal first quarter of 2025, worldwide sales were $21.9 billion, a total increase of 2.4%, which included operational growth of 4.2% and a negative currency impact of 1.8% as compared to 2024 fiscal first quarter sales of $21.4 billion. In the fiscal first quarter of 2025, the net impact of acquisitions and divestitures on worldwide operational sales growth was a positive 0.9%. In the fiscal first quarter of 2025, the impact of the Stelara sales decline, due to biosimilar competition, on the worldwide operational sales was approximately negative 4.7%.
Sales by U.S. companies were $12.3 billion in the fiscal first quarter of 2025, which represented an increase of 5.9% as compared to the prior year. In the fiscal first quarter of 2025, the net impact of acquisitions and divestitures on the U.S. operational sales growth was a positive 1.5%. In the fiscal first quarter of 2025, the impact of the Stelara sales decline, due to biosimilar competition on the U.S. operational sales was approximately negative 4.9%. Sales by international companies were $9.6 billion, a total decrease of 1.8%, which included operational growth of 2.1% offset by a negative currency impact of 3.9%. In the fiscal first quarter of 2025, the net impact of acquisitions and divestitures on international operational sales growth was a positive 0.2%. In the fiscal first quarter of 2025, the impact of the Stelara sales decline, due to biosimilar competition, on the international operational sales was approximately negative 4.6%.
In the fiscal first quarter of 2025, sales by companies in Europe experienced a sales decline of 1.0%, which included operational growth of 2.2% offset by a negative currency impact of 3.2%. Sales by companies in the Western Hemisphere, excluding the U.S., experienced a sales decline of 2.3%, which included operational growth of 9.2% offset by a negative currency impact of 11.5%. Sales by companies in the Asia-Pacific, Africa region experienced a sales decline of 2.8%, which included an operational decline of 0.6% and a negative currency impact of 2.2%.
Q1 2025
Sales by Geographic Region (in billions)
Q1 2025
Sales by Segment (in billions)
Note: values may have been rounded

Analysis of sales by business segments
Innovative Medicine

Innovative Medicine segment sales in the fiscal first quarter of 2025 were $13.9 billion, an increase of 2.3% as compared to the same period a year ago, including an operational increase of 4.2% and a negative currency impact of 1.9%. U.S. Innovative Medicine sales increased 6.3% as compared to the same period a year ago. International Innovative Medicine sales decreased by 2.9%, including an operational increase of 1.5% offset by a negative currency impact of 4.4%. In the fiscal first quarter of 2025, the net impact of acquisitions and divestitures on the worldwide Innovative Medicine segment operational sales growth was a negative 0.2%. In the fiscal first quarter of 2025, the impact of the Stelara sales decline, due to biosimilar competition, was an approximate negative 8.1% on the worldwide, U.S. and international Innovative Medicine segment operational sales.
Major Innovative Medicine therapeutic area sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 30, 2025	March 31, 2024	Total Change	Operations Change	Currency Change
Oncology	$5,678	$4,814	17.9%	20.4%	(2.5)%
CARVYKTI	369	157	*	*	*
DARZALEX	3,237	2,692	20.3	22.5	(2.2)
ERLEADA	771	689	11.9	14.6	(2.7)
IMBRUVICA	709	784	(9.5)	(6.7)	(2.8)
RYBREVANT/ LAZCLUZE(1)	141	47	*	*	*
TALVEY(1)	86	58	48.4	50.2	(1.8)
TECVAYLI	151	133	13.3	15.0	(1.7)
ZYTIGA/ abiraterone acetate	125	181	(30.9)	(28.3)	(2.6)
Other Oncology	89	73	21.7	24.7	(3.0)
Immunology	3,707	4,247	(12.7)	(10.9)	(1.8)
REMICADE	467	434	7.5	9.3	(1.8)
SIMPONI/ SIMPONI ARIA	659	554	18.9	22.9	(4.0)
STELARA	1,625	2,451	(33.7)	(32.3)	(1.4)
TREMFYA	956	808	18.2	20.1	(1.9)
Other Immunology	1	0	*	*	—
Neuroscience	1,647	1,803	(8.6)	(7.0)	(1.6)
CONCERTA/ methylphenidate	148	177	(16.3)	(13.4)	(2.9)
INVEGA SUSTENNA/ XEPLION/ INVEGA TRINZA/ TREVICTA	903	1,056	(14.5)	(13.5)	(1.0)
SPRAVATO	320	225	41.9	42.9	(1.0)
Other Neuroscience	277	345	(19.6)	(16.7)	(2.9)
Pulmonary Hypertension	1,025	1,049	(2.3)	(1.2)	(1.1)
OPSUMIT/ OPSYNVI(2)	522	524	(0.5)	0.6	(1.1)
UPTRAVI	451	468	(3.6)	(2.9)	(0.7)
Other Pulmonary Hypertension	52	56	(7.2)	(4.3)	(2.9)
Infectious Diseases	802	821	(2.2)	0.1	(2.3)
EDURANT/rilpivirine	358	323	10.7	14.3	(3.6)
PREZISTA/ PREZCOBIX/ REZOLSTA/ SYMTUZA	403	418	(3.7)	(2.3)	(1.4)
Other Infectious Diseases(3)	41	78	(47.6)	(45.9)	(1.7)
Cardiovascular / Metabolism / Other	1,013	829	22.3	23.4	(1.1)
XARELTO	690	518	33.3	33.3	—
Other	323	311	3.9	6.7	(2.8)
Total Innovative Medicine Sales	$13,873	$13,562	2.3%	4.2%	(1.9)%
*percentage greater than 100% or not meaningful

Form 10-Q	39

(1) Previously in Other Oncology
(2) Opsynvi was previously in Other Pulmonary Hypertension
(3) Includes the Covid-19 Vaccine in 2024
Oncology products achieved operational sales growth of 20.4% as compared to the same period a year ago. Strong sales of DARZALEX (daratumumab) were driven by continued share gains and market growth. Growth of ERLEADA (apalutamide) was due to continued share gains and market growth partially offset by the impact of Medicare Part D redesign (Part D). Increased sales of CARVYKTI (ciltacabtagene autoleucel) were driven by continued share gains and capacity expansion. Additionally, sales from the ongoing launches of TECVAYLI (teclistamab-cqyv), TALVEY (talquetamab-tgvs) and RYBREVANT (amivantamab)/LAZCLUZE (lazertinib) contributed to the growth. Growth was partially offset by ZYTIGA (abiraterone acetate) due to loss of exclusivity and IMBRUVICA (ibrutinib) declines due to competitive pressures and the impact of Part D.
Immunology products experienced an operational decline of 10.9% as compared to the same period a year ago primarily due to the decline of STELARA (ustekinumab) sales driven by the impact of biosimilar competition and Part D. The growth of TREMFYA (guselkumab) was due to share gains and market growth partially offset by the impact of Part D. The SIMPONI/SIMPONI ARIA sales increase was primarily driven by the Merck, Sharp & Dohme return of rights in Europe in the fiscal fourth quarter of 2024. The REMICADE (infliximab) sales increase was due to a one-time favorable patient mix, market growth, and the Merck, Sharp & Dohme return of rights in Europe, partially offset biosimilar competition.
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
Neuroscience products experienced an operational decline of 7.0% as compared to the same period a year ago. The decline was driven by INVEGA SUSTENNA / XEPLION / INVEGA TRINZA / TREVICTA primarily due to the impact of Part D and Other Neuroscience primarily due to RISPERDAL/RISPERDAL CONSTA and the PONVORY divestiture. The decline was partially offset by the growth of SPRAVATO (esketamine) driven by the ongoing launch and increased physician and patient demand.
Pulmonary Hypertension products experienced an operational decline of 1.2% as compared to the same period a year ago. Sales growth of OPSUMIT (macitentan)/ OPSYNVI (macitentan/tadalafil) were driven by share gains and market growth partially offset by the impact of Part D redesign. The sales decline of UPTRAVI (selexipag) was driven by the impact of Part D partially offset by market growth.
Infectious disease products achieved operational sales growth of 0.1% as compared to the same period a year ago primarily driven by EDURANT/rilpivirine partially offset by declines across the portfolio including COVID-19 vaccine revenue in Other Infectious Diseases.
Cardiovascular / Metabolism / Other products achieved operational growth of 23.4% as compared to the same period a year ago. The growth of XARELTO (rivaroxaban) sales was primarily driven by one-time favorable patient mix and the impact of Part D.
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

MedTech

MedTech segment sales in the fiscal first quarter of 2025 were $8.0 billion, an increase of 2.5% as compared to the same period a year ago, which included operational growth of 4.1% and a negative currency impact of 1.6%. U.S. MedTech sales increased 5.1%. International MedTech sales decreased by 0.2%, including operational growth of 3.0% offset by a negative currency impact of 3.2%. In the fiscal first quarter of 2025, the net impact of acquisitions and divestitures on the MedTech segment operational sales growth was a positive 2.8%, primarily related to the Shockwave acquisition.
Major MedTech franchise sales — Fiscal First Quarter Ended

(Dollars in Millions)	March 30, 2025	March 31, 2024	Total Change	Operations Change	Currency Change
Surgery	$2,396	$2,416	(0.8)%	1.1%	(1.9)%
Advanced	1,073	1,087	(1.2)	0.5	(1.7)
General	1,323	1,330	(0.5)	1.6	(2.1)
Orthopaedics	2,241	2,340	(4.2)	(3.1)	(1.1)
Hips	409	422	(3.1)	(1.9)	(1.2)
Knees	389	401	(3.0)	(1.7)	(1.3)
Trauma	772	765	0.9	2.1	(1.2)
Spine, Sports & Other	671	752	(10.8)	(9.7)	(1.1)
Cardiovascular	2,103	1,806	16.4	17.7	(1.3)
Electrophysiology	1,323	1,344	(1.6)	(0.2)	(1.4)
Abiomed	420	371	13.3	14.0	(0.7)
Shockwave(1)	258	—	*	*	—
Other Cardiovascular	103	92	12.5	14.1	(1.6)
Vision	1,279	1,258	1.7	3.7	(2.0)
Contact Lenses/Other	919	910	1.0	2.7	(1.7)
Surgical	361	348	3.7	6.2	(2.5)
Total MedTech Sales	$8,020	$7,821	2.5%	4.1%	(1.6)%
(1) Acquired on May 31, 2024
*Percentage greater than 100% or not meaningful
The Surgery franchise achieved operational sales growth of 1.1% as compared to the prior year fiscal first quarter. The operational growth in Advanced Surgery was primarily due to the strength of the portfolio and recovery from U.S. supply challenges in Biosurgery as well as commercial execution in Biosurgery and Endocutters and strategic price actions in Endocutters. The growth was partially offset by competitive pressures in Energy and Endocutters as well as the negative impact of China volume-based procurement. The operational growth in General Surgery was primarily driven by technology penetration and upgrades within the differentiated Wound Closure portfolio and tender timing outside the U.S. The growth was partially offset by the impact from divestitures.
The Orthopaedics franchise experienced an operational sales decline of 3.1% as compared to the prior year fiscal first quarter. All platforms were impacted by one-time events: the lapping of the prior year one-time revenue recognition timing change related to certain products in the U.S., fewer selling days, and revenue disruption from the previously announced Orthopaedics restructuring. The operational decline in Hips reflects the aforementioned one-time events partially offset by the continued strength of the portfolio. The operational decline in Knees was driven by the aforementioned one-time events and tender timing outside the U.S. partially offset by procedure growth, strength of the ATTUNE portfolio and pull through related to the VELYS Robotic assisted solution. The operational growth in Trauma was primarily driven by the continued adoption of recently launched products, procedure growth, and commercial execution, partially offset by the aforementioned one-time events. The operational sales decline in Spine, Sports & Other reflects the aforementioned one-time events, competitive pressures, price pressures in the U.S. Early Interventional segment, and China volume-based procurement partially offset by growth in Shoulders.
The Cardiovascular franchise, which includes sales from Shockwave Medical (Shockwave) acquired on May 31, 2024, achieved operational sales growth of 17.7% as compared to the prior year fiscal first quarter. Abiomed sales growth was driven by the continued strong adoption of Impella 5.5 and Impella CP. Electrophysiology sales declined due to competitive pressures in Pulsed

Form 10-Q	41

Field Ablation catheters and lapping of prior year inventory build in Asia. The decline was mostly offset by global procedure growth, new products and commercial execution.
The Vision franchise achieved operational sales growth of 3.7% as compared to the prior year fiscal first quarter. The Contact Lenses/Other operational growth was driven by price actions and continued strong performance in the ACUVUE OASYS 1-Day family of products (including recent launches). The Surgical operational growth was primarily driven by the continued strength of recent innovations and commercial execution partially offset by competitive pressures in the U.S.
Analysis of consolidated earnings before provision for taxes on income
Consolidated earnings before provision for taxes on income for the fiscal first quarter of 2025 was $13.6 billion representing 62.3% of sales as compared to $3.7 billion in the fiscal first quarter of 2024, representing 17.4% of sales. The fiscal first quarter of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal first quarter of 2024 includes charges for talc matters of approximately $2.7 billion.
Cost of products sold
(Dollars in billions. Percentages in chart are as a percent to total sales)
Q1 2025 versus Q1 2024
Cost of products sold increased as a percent to sales primarily driven by:
•Unfavorable currency and product mix in the Innovative Medicine business
•The fair value inventory step-up and amortization related to Shockwave
The intangible asset amortization expense included in cost of products sold for both the fiscal first quarters of 2025 and 2024 was $1.1 billion.
Selling, marketing and administrative expenses
(Dollars in billions. Percentages in chart are as a percent to total sales)

Q1 2025 versus Q1 2024
Selling, Marketing and Administrative Expenses decreased as a percent to sales primarily driven by:
•Planned leverage and phasing of investments in the Innovative Medicine business.
Research and development expense
Research and development expense by segment of business was as follows:

	Fiscal First Quarter Ended
	2025		2024
(Dollars in Millions)	Amount	% of Sales*	Amount	% of Sales*
Innovative Medicine	$2,548	18.4%	$2,896	21.4%
MedTech	677	8.4	646	8.3
Total research and development expense	$3,225	14.7%	$3,542	16.6%
Percent increase/(decrease) over the prior year	(8.9%)
*As a percent to segment sales
Q1 2025 versus Q1 2024
Research and Development decreased as a percent to sales driven by:
•Reduced spending and phasing of investments in the Innovative Medicine business partially offset by
•Investments associated with Shockwave and V-Wave in the MedTech business
Interest (income) expense
Interest (income) expense in the fiscal first quarter of 2025 was net income of $128 million as compared to net income of $209 million in the fiscal first quarter of 2024. Interest income in the fiscal first quarter of 2025 decreased slightly as compared to the prior year driven by lower interest rates earned on cash balances. Interest expense was slightly higher due to a higher average debt balance at higher interest rates. The balance of cash, cash equivalents and current marketable securities was $38.8 billion at the end of the fiscal first quarter of 2025 as compared to $26.2 billion at the end of the fiscal first quarter of 2024. The Company’s debt position was $52.3 billion as of March 30, 2025, as compared to $33.6 billion the same period a year ago.
Other (income) expense, net*
Q1 2025 versus Q1 2024
Other (income) expense, net for the fiscal first quarter of 2025 reflected an increase in income of $9.7 billion as compared to the prior year primarily due to the following:

Fiscal First Quarter
(Dollars in Billions)(Income)/Expense	March 30, 2025	March 31, 2024	Change
Litigation related(1)	$(7.0)	2.7	(9.7)
Acquisition, Integration and Divestiture related	0.1	0.1	—
Employee benefit plan related	(0.1)	(0.2)	0.1
Other	(0.3)	(0.2)	(0.1)
Total Other (Income) Expense, Net	$(7.3)	2.4	(9.7)

Form 10-Q	43

(1)The fiscal first quarter of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal first quarter of 2024 includes charges for talc matters. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
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
Segment income before tax
Income (loss) before tax by segment of business for the fiscal first quarters were as follows:

	Income Before Tax		Segment Sales		Percent of Segment Sales
(Dollars in Millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Innovative Medicine	$5,210	$4,969	$13,873	$13,562	37.6%	36.6%
MedTech	1,421	1,520	8,020	7,821	17.7	19.4
Segment total	6,631	6,489	21,893	21,383	30.3	30.3
(Income) Expenses not allocated to segments(1)	(7,000)	2,775
Earnings before provision for taxes on income	$13,631	$3,714	$21,893	$21,383	62.3%	17.4%
(1)Amounts not allocated to segments include interest (income) expense, certain litigation expenses and general corporate (income) expense. The fiscal first quarter of 2025 includes the reversal of approximately $7.0 billion, a significant portion of the previously accrued talc reserve. The fiscal first quarter of 2024 includes charges for talc matters of $2.7 billion. For additional details related to talc refer to Note 11 to the Consolidated Financial Statements.
Innovative Medicine segment
The Innovative Medicine segment income before tax as a percent of sales in the fiscal first quarter of 2025 was 37.6% versus 36.6% for the same period a year ago. The increase in the income before tax as a percent of sales for the fiscal first quarter of 2025 as compared to the prior year was primarily driven by the following:
•Lower restructuring related costs and amortization expense of $0.6 billion in 2025 versus $0.8 billion in 2024
•Planned leverage and phasing of investments in Selling, Marketing and Administrative Expenses
•Reduced spending and phasing of investments in Research & Development partially offset by
•Unfavorable currency in Cost of products sold
•Product mix and Part D

MedTech segment
The MedTech segment income before tax as a percent of sales in the fiscal first quarter of 2025 was 17.7% versus 19.4% for the same period a year ago. The decrease in the income before tax as a percent of sales for the fiscal first quarter of 2025 as compared to the prior year was primarily driven by the following:
•The fair value inventory step-up and amortization related to Shockwave of $0.1 billion in 2025
•Increased investments in Research & Development associated with Shockwave and V-Wave
Restructuring
In the fiscal year 2023, the Company initiated a restructuring program of its Orthopaedics franchise within its MedTech segment to streamline operations by exiting certain markets, product lines and distribution network arrangements. The pre-tax restructuring expense was $55 million in the fiscal first quarter of 2025, of which $17 million was recorded in Restructuring, $8 million in Cost of products sold and $30 million in Other (Income)/Expense on the Consolidated Statement of Earnings primarily for costs related to asset impairments and market and product exits. The pre-tax restructuring expense was $27 million in the fiscal first quarter of 2024, of which $20 million was recorded in Restructuring and $7 million was recorded in Cost of products sold on the Consolidated Statement of Earnings. Total project costs of approximately $0.5 billion have been recorded since the restructuring was announced.

In the fiscal year 2023, the Company completed a prioritization of its research and development (R&D) investment within the Innovative Medicine segment to focus on the most promising medicines with the greatest benefit to patients. The pre-tax restructuring charge of approximately $0.1 billion in the fiscal first quarter of 2024 included the termination of partnered and non-partnered program costs and asset impairments. The program was completed in the fiscal fourth quarter of 2024.
For further details related to the restructuring refer to Note 12 to the Consolidated Financial Statements.
Provision for taxes on income
The worldwide effective income tax rate for the fiscal three months was 19.3% in 2025 and 12.4% in 2024.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. Several EU and non-EU countries have enacted Pillar Two legislation with an initial effective date of January 1, 2024, with other aspects of the law effective in 2025 or later. While countries continue to enact new provisions or issue new regulations this could have an impact to the Company’s effective tax rate.
For further details related to the fiscal 2025 provision for taxes refer to Note 5 to the Consolidated Financial Statements.
Liquidity and capital resources
Acquisitions
(net of cash acquired)
Proceeds from the disposal of assets/businesses, net

Dividends to shareholders
Cash flows
Cash and cash equivalents were $38.5 billion at the end of the fiscal first quarter of 2025 as compared with $24.1 billion at the end of fiscal year 2024. The primary sources and uses of cash that contributed to the $14.4 billion increase were:

(Dollars In Billions)
24.1	Q4 2024 Cash and cash equivalents balance
4.2	net cash generated from operating activities
(0.3)	net cash used by investing activities
10.4	net cash from financing activities
0.1	effect of exchange rate changes on cash and cash equivalents
$38.5	Q1 2025 Cash and cash equivalents
In addition, the Company had $0.3 billion in marketable securities at the end of the fiscal first quarter of 2025 and $0.4 billion at the end of fiscal year 2024.

Form 10-Q	45

Cash flow from operations of $4.2 billion was the result of:

(Dollars In Billions)
$11.0	Net earnings
4.2	non-cash expenses and other adjustments primarily for depreciation and amortization, stock-based compensation, deferred tax provision, charge for in-process research and development assets and asset write-downs partially offset by the net gain on sale of assets/businesses
(1.1)	an increase in accounts receivable and inventories
(2.1)	a decrease in accounts payable and accrued liabilities
(1.3)	an increase in other current and non-current assets
(6.5)	a decrease in other current and non-current liabilities
$4.2	Net cash flows from operations
Cash flow used by investing activities of $0.3 billion was primarily from:

(Dollars In Billions)
$(0.8)	additions to property, plant and equipment
0.3	proceeds from the disposal of assets/businesses, net
0.3	credit support agreements activity, net
(0.1)	Other (primarily capitalized licenses and milestones) and rounding
$(0.3)	Net cash used by investing activities
Cash flow from financing activities of $10.4 billion was primarily from:

(Dollars In Billions)
$(3.0)	dividends to shareholders
(2.1)	repurchase of common stock
15.1	net proceeds from short and long term debt
0.5	proceeds from stock options exercised/employee withholding tax on stock awards, net
(0.1)	Other and rounding
$10.4	Net cash from financing activities
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
As of March 30, 2025, the Company had cash, cash equivalents and marketable securities of approximately $38.8 billion and had approximately $52.3 billion of notes payable and long-term debt for a net debt position of $13.5 billion as compared to the prior year fiscal first quarter net debt position of $7.4 billion. In the fiscal first quarter of 2025, the Company issued senior unsecured notes for approximately $9.2 billion. For additional details on borrowings, see Note 4 to the Consolidated Financial Statements. The net proceeds from this offering were used to fund the Intra-Cellular Therapies, Inc. acquisition for approximately $14.6 billion which closed subsequent to the quarter on April 2, 2025, and for general corporate purposes. The Company anticipates that operating cash flows, the ability to raise funds from external sources, borrowing capacity from existing committed credit facilities and access to the commercial paper markets will continue to provide sufficient resources to fund operating needs, including the Company’s remaining balance of approximately $4.2 billion related to talc matters and the remaining approximately $1.5 billion to settle opioid litigation (See Note 11 to the Consolidated Financial Statements for additional details). In addition, the Company monitors the global capital markets on an ongoing basis and from time to time may raise capital when market conditions are favorable.
Subsequent to March 30, 2025, the Company paid approximately $3.0 billion to the U.S. Treasury, including $2.5 billion related to the final installment due on foreign undistributed earnings as part of the TCJA charge (see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024) and $0.5 billion primarily related to the normal estimated payment for the fiscal first quarter of 2025. Additionally, the Company has paid $0.6 billion in income related taxes net of refunds in foreign jurisdictions in the first three months of fiscal 2025.
Dividends
On January 2, 2025, the Board of Directors declared a regular cash dividend of $1.24 per share, payable on March 4, 2025, to shareholders of record as of February 18, 2025.
On April 15, 2025, the Board of Directors declared a regular cash dividend of $1.30 per share, payable on June 10, 2025, to shareholders of record as of May 27, 2025. The Company expects to continue the practice of paying regular quarterly cash dividends.
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
Russia-Ukraine war
Although the long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time, the financial impact of the conflict in the fiscal first quarter of 2025, including accounts receivable or inventory reserves, was not material. As of the fiscal three months ending March 30, 2025, and the fiscal year ending December 29, 2024, the business of the Company’s Russian subsidiaries represented less than 1% of the Company’s consolidated assets and represented approximately 1% of revenues. The Company does not maintain Ukrainian subsidiaries.
In March of 2022, the Company took steps to suspend all advertising, enrollment in clinical trials, and any additional investment in Russia. The Company continues to supply products relied upon by patients for healthcare purposes.
Conflict in the Middle East
Although the long-term implications of the conflict in the Middle East are difficult to predict at this time, the financial impact of the conflict in the fiscal first quarter of 2025, including accounts receivable or inventory reserves, was not material. As of the fiscal three months ending March 30, 2025, and the fiscal year ending December 29, 2024, the business of the Company’s Israel subsidiaries represented less than 1% of both Company’s consolidated assets and revenues.
Other Macroeconomic Considerations
The Company operates in certain countries where the economic conditions continue to present significant challenges. The Company continues to monitor these situations and take appropriate actions. Inflation rates and currency exchange rates continue to have an effect on worldwide economies and, consequently, on the way the Company operates. The Company has accounted for operations in Venezuela, Argentina, Turkey and Egypt (beginning in the fiscal fourth quarter of 2024) as highly inflationary, as the prior three-year cumulative inflation rate surpassed 100%. In the face of increasing costs, the Company strives to maintain its profit margins through cost reduction programs, productivity improvements and periodic price increases.
Governments around the world consider various proposals to make changes to tax laws, which may include increasing or decreasing existing statutory tax rates. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries.

Form 10-Q	47

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
The Company may be further impacted by the imposition of tariffs, trade protection measures or other policies adopted by any jurisdiction that favor domestic companies and technologies over foreign competitors.
The Company faces various worldwide health care changes that may continue to result in pricing pressures that include health care cost containment and government legislation relating to sales, promotions and reimbursement of health care products.
Changes in the behavior and spending patterns of purchasers of healthcare products and services, including delaying medical procedures, rationing prescription medications, reducing the frequency of physician visits and foregoing healthcare insurance coverage, may continue to impact the Company’s businesses.
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
Item 3 — Quantitative and qualitative disclosures about market risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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
The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2025. Common stock purchases on the open market are made as part of a systematic plan to meet the needs of the Company's compensation programs. The repurchases below also include the stock-for-stock option exercises that settled in the fiscal first quarter.

Fiscal Month Period	Total Number of Shares Purchased(1)	Avg. Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2024 through January 26, 2025	359,317	146.70	—	—
January 27, 2025 through February 23, 2025	6,291,084	153.52	—	—
February 24, 2025 through March 30, 2025	6,729,499	164.80	—	—
Total	13,379,900	159.01	—	—
(1)During the fiscal first quarter of 2025, the Company repurchased an aggregate of 13,379,900 shares of Johnson & Johnson Common Stock in open-market transactions, all of which were purchased as part of a systematic plan to meet the needs of the Company’s compensation programs.

Form 10-Q	49

Item 5 — Other information
Securities trading plans of Directors and Executive Officers. During the fiscal first quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Date: April 23, 2025

Date: April 23, 2025

JOHNSON & JOHNSON
(Registrant)

By	/s/ J. J. Wolk
J. J. Wolk, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ R. J. Decker Jr.
R. J. Decker Jr., Controller (Principal Accounting Officer)

Form 10-Q	51